Form 10-K
period 1994-11-25
ADOBE SYSTEMS INC
filed 1995-02-17
CIK 796343

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                            -------------------------
                                    FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 25, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO ____

                        COMMISSION FILE NUMBER:  33-6885

                           ADOBE SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its charter)

                     California                            77-0019522
               (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)          Identification No.)

       1585 Charleston Road, Mountain View, California      94043-1225
          (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (415) 961-4400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES      X  NO
                                              ----       ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K. [   ]

The aggregate market value of the common stock held by non-affliates of the registrant as of December 30, 1994 was $1,829,275,497.

The number of shares outstanding of the registrant's common stock as of December 30, 1994 was 61,488,252.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated February 28, 1995 to be delivered to shareholders in connection with the Notice of Annual Meeting of Shareholders to be held on April 5, 1995 are incorporated by reference into Part II.

                                TABLE OF CONTENTS

                                                                      Page No.

                                     PART I

Item 1.   Business                                                         4

Item 2.   Properties                                                       19

Item 3.   Legal Proceedings                                                20

Item 4.   Submission of Matters to a Vote of Security Holders              21

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related
          Shareholder Matters                                              22

Item 6.   Selected Financial Data                                          23

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              24

Item 8.   Financial Statements and Supplementary Data                      37

Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                              38

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant               39

Item 11.  Executive Compensation                                           41

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                       42

Item 13.  Certain Relationships and Related Transactions                   43

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                      44

                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                      Page No.

Signatures                                                               53

Summary of Trademarks                                                    55

Financial Statements                                                     56

Financial Statement Schedule                                             96

Exhibits                                                                 98

PART I

ITEM 1.   BUSINESS


                               BUSINESS OVERVIEW


Adobe Systems (the "Company" or "Adobe"), established in 1982, is a California corporation that creates computer software solutions to help people throughout the world effectively communicate information and ideas. It first developed the PostScript page description language, a powerful, high-level computer language that communicates precise descriptions of computer-generated graphics, photos and text to any output device with a PostScript interpreter. Over time, the PostScript language has become an industry standard for printing electronic documents. Concurrently, independent software vendors and Adobe used the power and flexibility of the PostScript language to build a base of application products that is generally recognized for facilitating the desktop publishing revolution. More than 5,000 applications support PostScript language output. These applications are available for every major computer operating system and hardware configuration, from desktop PCs to mainframes.

Adobe delivers its products and technologies through two divisions: the System Products Division (SPD), which develops technology for information distribution, and the Application Products Division (APD), which develops packaged applications for information authoring.

SPD focuses on the development, marketing, sales and support of system-level software tools and technologies that are embedded within the branded products of original equipment manufacturers (OEMs). The division is organized into five product groups: prepress products, information products, display products, imaging systems products and printer products.

APD provides three categories of software products: graphics and video, print publishing and consumer products. Graphics and video include digital imaging and video products, illustration products, type products and presentation products. Print publishing products include page assembly products and some accessory products. Consumer products are personal publishing and productivity software.

Adobe is now leveraging its leadership position in desktop publishing to pioneer an industry transition to digital publishing. At the heart of this initiative is technology for the representation of digital documents that are independent of computer platform, application software and fonts. This technology is embodied in the Adobe Acrobat family of document communication products introduced in 1993. Version 2.0, which includes a significant number of new features and expanded capabilities, was introduced in 1994. In addition, Adobe offers an expanding suite of software tools for authoring multimedia digital information.

Adobe develops, markets and supports its computer software products through various channels, including distribution through the retail channel, value-added resellers (VARs) and direct OEM licenses. Additionally, Adobe supports its worldwide OEMs, distributors and end-user customers through several international subsidiaries. The European operations are headquartered in Edinburgh, with European offices in Amersfoot, London, Milan, Munich, Paris and Stockholm. Offices in Tokyo and Sydney service the Asian and Pacific Rim markets.

APD also markets products through the Image Club Graphics, Incorporated ("Image Club") subsidiary, a developer and catalog marketer of content software. Image Club provides original clip art, brand name and original display fonts, stock photographic images plus a variety of third-party desktop publishing products. It has a monthly catalog circulation of more than 600,000.

On August 31, 1994, Adobe completed its acquisition of Aldus Corporation following approval by shareholders of both companies and the Federal Trade Commission (FTC). The FTC approved the acquisition after Adobe agreed to the condition that the rights to the Aldus FreeHand program revert to Altsys Corporation in January 1995. The acquisition was accounted for as a pooling of interests and qualified as a tax-free reorganization.

                           SYSTEM PRODUCTS DIVISION


PRINCIPAL PRODUCTS

Adobe develops, markets, licenses and supports its printer software, Acrobat software, prepress software and controller and complementary technologies to systems integrators, developers and OEMs of computers, printers, imagesetters and film recorders for incorporation into their products. Core products and technologies include PostScript, Adobe Acrobat, personal printing software, a variety of prepress products, the Configurable PostScript Interpreter (CPSI) for embedded control and host-based printing, the Display PostScript system, Adobe typeface software, Adobe Type Manager software, application-specific integrated circuits (ASICs) and other related technologies.

SPD is organized into five product groups: printer products, imaging systems products, display products, prepress products and information products.

PRINTER PRODUCTS

PostScript is a page description language, a set of instructions typically generated by a software application that describes the electronic appearance of a page for a printer or output device containing a PostScript interpreter. The description includes detailed information such as the placement of each type character, line, curve or image. In 1990, the Company introduced PostScript Level 2, which increases functionality in areas such as composite fonts, device-independent color, data compression and improved fidelity between displays and output devices.

Adobe also provides PostScript Fax technology to enable printers or other output devices to receive high-quality standard fax documents on plain paper from any fax machine. PostScript Fax printers can serve as remote printers and can both send and receive documents created from any of the more than 20 million fax machines and modems installed worldwide.

The Company offers a cooperative development program to license PostScript software source-code interface modules and development and testing tools to qualified OEMs. This enables them to develop product lines, shorten development cycles, and add value to their products. During 1993 and 1994, the Company expanded its cooperative development program to encompass more than a dozen of its OEMs, each with one or more active development projects. Adobe has also authorized certain third-party companies to produce products for Adobe's OEMs.

In October 1994, Adobe acquired LaserTools Corporation ("LaserTools") of Emeryville, California, a provider of printing-related technologies for the PC environment. In recent years, LaserTools had licensed technologies to Adobe, including automatic printer language detection software. The acquisition added complementary technology to Adobe's PostScript software and other areas of its product line. LaserTools' retail products division was not a part of the acquisition.

IMAGING SYSTEMS PRODUCTS

The Configurable PostScript Interpreter is a fully functional PostScript interpreter that resides on the host computer system rather than in a dedicated controller integrated into an output device. The configuration flexibility of CPSI allows OEMs and software developers to create and market a variety of PostScript products independently of controller hardware development.

DISPLAY PRODUCTS

The Display PostScript Level 2 system is a standard printing and imaging model for UNIX workstations. It provides application developers with a way to describe pages the same way for the display and printer for faster development of graphically sophisticated applications. It incorporates the same industry-standard imaging model and language used in PostScript output devices into products from vendors including Digital Equipment, IBM, Network Computing Devices, NeXT, Silicon Graphics and Sun Microsystems.

PREPRESS PRODUCTS

PressWise for Macintosh is a program used to assemble multipage PostScript language files into imposition forms for printing, folding and binding. It gives prepress professionals control over page positioning, signature design and custom printer's marks. PrePrint is a program for generating four-color separations on the Macintosh. For the Macintosh and Windows platforms, TrapWise performs professional-quality process color trapping on PostScript language files, particularly for high-throughput production. Print Central is a Macintosh-based print server and Color Central is an open prepress interface
(OPI) image server for Macintosh and Windows.

INFORMATION PRODUCTS

Acrobat is a family of software products that allows fully formatted, electronic documents that may contain distinctive typefaces, color, graphics and photographs, to be easily distributed, accessed and reused, regardless of the hardware platform, operating system or application used to create the originals. Receivers can view, search, navigate, print and store the documents on their existing systems, enabling companies to easily create, manage and distribute visually rich information.

Acrobat software describes documents in a single, universal format called the Portable Document Format (PDF). Based on the PostScript language, PDF is a device- and resolution-independent description of documents containing any combination of text, graphics and still images, in documents of any size and visual complexity. A PDF file describes the visual (printable) aspects of a document, as well as elements such as annotations (notes), hypertext links, "thumbnail" views of pages, and bookmarks.

Adobe Acrobat software enables accurate communication of digital content (combined graphics/text today and multimedia "documents" in the future) across multiplatform networks. Documents can be viewed, printed, annotated and sent on to other users. Acrobat software supports interapplication communication standards, such as OLE, DDE and Apple events, to integrate with key applications, such as Lotus Notes. Customers with specific needs can build on Acrobat software's open architecture to create extended functionality or to further integrate Acrobat with other systems or applications.

SALES AND MARKETING

The PostScript language and Acrobat software's PDF are open specifications published by Adobe. Approximately 350 software companies have introduced or announced application products that support the PostScript language. More than 5,000 application programs currently support the PostScript language on platforms that include personal computers, minicomputers, UNIX workstations and mainframes from all major manufacturers.

Adobe licenses its PostScript products to more than 50 computer and printer manufacturers, which in turn distribute their products worldwide. The Company derives a significant portion of its royalties from international sales of printers and imagesetters by its OEM customers.

OEMs and VARs distribute Adobe products with hardware and software products in various configurations designed to best meet specific end user needs. Adobe, to a limited extent, also markets directly to the end user. In 1993, the Company focused on the development of a separate graphic arts dealer channel of OEMs and VARs to distribute its prepress product line, which includes Adobe PressWise, Adobe PrePrint and Adobe TrapWise. In March 1994, the Company completed its acquisition of Compumation, Incorporated, adding Print Central and Color Central to the prepress product line.

The primary distribution channels for Adobe Acrobat software are expected to be VARs, systems integrators, information integrators and the retail channel.

COMPETITION

The Adobe PostScript interpreter faces indirect competition from major computer companies that have developed or may develop a competitive page description language. However, to date those products use a proprietary printer control language that provides less functionality and flexibility than the Adobe PostScript interpreter. The Company believes that Hewlett-Packard's LaserJet product family, with its proprietary PCL page description language, has the largest installed base of any low-cost laser printer. Additionally, several companies have produced their own implementations of the PostScript language, and some have announced contracts with printer manufacturers, most of whom are not currently licensing Adobe PostScript software products.

Adobe believes that the principal competitive factors for OEMs in selecting a page description language interpreter are product capabilities, reliability, support, engineering development assistance and price. The Company believes that it competes very favorably in these areas. The Company also believes that no other page description language interpreter provides equivalent functionality together with the broad support of software developers.

With the Display PostScript system, the Company also competes with screen imaging software incorporated in other computer systems' architectures, such as QuickDraw in the Macintosh, GDI in Windows, and GPI in OS/2. Each computer platform has its own native screen imaging software. In the Macintosh, DOS and Windows platforms, that technology is provided by the operating system vendor. In the UNIX environment, Display PostScript has been licensed by the substantial majority of UNIX hardware vendors and has become the de facto standard.

Prepress products face direct and indirect competition. Print Central 3.0.4 is a Macintosh-based print server. It manages multiple clients and printers simultaneously, and competes indirectly with AppleShare from Apple Computer and directly with the non-Macintosh product Helios EtherShare. Color Central 2.1.1 is an OPI image server running on the Macintosh and Windows platforms. It manages printing and images used in page makeup, and competes with Helios EtherShare OPI and Archetype Intercep.

Electronic document communication, the market for Acrobat, is still in its infancy. A number of competing products and technologies have been introduced, including Common Ground from No Hands Software, Replica from Farallon and Envoy from Novell. The Company believes that Acrobat is more functional than these competitors, although no definitive leader has emerged. The Company believes that it can leverage its expertise and market position to create a standard and provide technology that allows the transfer of electronic documents across various computer platforms.

TRAINING

For a fee, the Company provides training in the use of the PostScript language and the Display PostScript System to software developers, OEMs and corporate customers. The Company also has certified third-party training providers in the United States, United Kingdom, France and Germany.

                        APPLICATION PRODUCTS DIVISION


PRINCIPAL PRODUCTS

In application software, Adobe leverages the use of PostScript language-based authoring tools for the creation of digital content. Adobe's digital type business provides a principal raw material used to create documents, while its graphics products are recognized by the industry for creating new markets and setting the standard against which other products are measured. Adobe's vision is to build application software with extensible architectures that enable software developers to design software "plug-ins." These plug-ins will allow users to go beyond their mission-critical tasks and obtain more vertical market solutions.

APD is organized into three product units: graphics and video, print publishing and consumer products. Within these units, Adobe develops, markets, licenses and supports graphics and type products and application software, utility software for graphics professionals, and software for the consumer market.

GRAPHICS AND VIDEO - DIGITAL IMAGING PRODUCTS

Adobe Photoshop software is essentially an electronic darkroom that provides users with professional prepress, color correction, paint and special effects editing tools for color and black-and-white photographs and illustrations. Introduced in 1990, Adobe Photoshop has become the standard tool for the prepress, publishing and graphic arts industries. The latest release, version 3.0, was introduced in 1994 for Macintosh, Power Macintosh and Windows platforms. Adobe Photoshop 2.5.2 for the UNIX environment was also introduced in 1994.

GRAPHICS AND VIDEO - VIDEO PRODUCTS

Adobe Premiere software allows users to edit video, audio, animation, photos and graphics to create high-quality QuickTime or Microsoft Video for Windows digital movies and videotapes. With Adobe Premiere, users can produce movies for small- or full-screen viewing, or export to tape. Adobe Premiere is available on the Macintosh, Power Macintosh and Windows platforms.

After Effects is a digital post-production tool for compositing, motion graphics and special effects. Its interface design, speed and versatility give users the control, efficiency and quality output required in professional film, broadcast and video environments. After Effects is available for the Macintosh.

GRAPHICS AND VIDEO - ILLUSTRATION PRODUCTS

Adobe Illustrator is the leading illustration and page design tool available for the Macintosh. The program simplifies the creation, manipulation and refinement of artwork with advanced features for editing, text handling, color support and more. The latest release, version 5.5, was introduced in 1994 for the Macintosh and Power Macintosh platforms.

Adobe also develops utility software products that complement other programs, such as Adobe Illustrator, FreeHand and Deneba Canvas. Adobe Dimensions is a software tool for the Macintosh that is used to create 3D objects. Adobe Streamline is a tool for Macintosh and Windows platforms that converts black-and-white or color bitmapped images into PostScript language artwork for use with other programs.

IntelliDraw is a "smart" drawing program for Macintosh and Windows that helps users create and refine commonly used graphics, such as schematics, maps, organizational charts, diagrams, forms and space plans.

GRAPHICS AND VIDEO - TYPE PRODUCTS

Adobe markets the industry's largest family of digital type products, including more than 2,000 typefaces in the Adobe Type Library. These typefaces are marketed individually, in special collections and on CD-ROM.

Adobe Type Manager (ATM) is a software utility that eliminates jagged type on the computer screen and printed page. It enables Macintosh and Windows users to scale Type 1 fonts to any size and print them at the highest possible resolution on the full range of Adobe PostScript and non-PostScript printers. ATM is sold as an individual product and is also included with every Adobe Type 1 typeface package, in many other Adobe products, and is available bundled with a variety of third-party applications and printer products. It is available for Macintosh, Power Macintosh and Windows platforms.

Adobe SuperATM is an enhanced version of ATM software that automatically creates "substitute fonts" to simulate typefaces missing from a computer. SuperATM enables users to view, edit and print text that has the same look and feel as that of the original document, and is compatible with all leading software applications. The program is available for the Macintosh.

Type On Call is a CD-ROM that contains more than 2,000 encrypted typefaces from the Adobe Type Library. The CD contains Adobe Type Reunion and ATM software, 30 typefaces and access codes for two additional typeface packages from a preselected list. Customers can call Adobe via a toll-free, 24-hour line to buy access codes for additional typefaces. Type On Call is available for Macintosh and Windows.

GRAPHICS AND VIDEO - PRESENTATION PRODUCTS

Persuasion is a desktop presentation program for producing or delivering conceptual and data-intensive presentations. Users can automatically generate output for 35mm color slides, overheads and on-screen presentations, with speaker notes and audience handouts, from the information they gather and create on the desktop. The current version, Persuasion 3.0 for the Macintosh platform, began shipping in February 1994 and is also available for the Power Macintosh. Persuasion 3.0 for Windows was released in September 1994.

PRINT PUBLISHING - PAGE ASSEMBLY PRODUCTS

PageMaker offers tools for each person in the publishing cycle who produces professional-quality materials: graphic artists and designers; writers, editors and typesetters; and production artists and prepress professionals. The program sets up the computer screen as an electronic paste-up board and gives the user a toolbox of design aids for electronic page composition, thereby reducing the time and expense associated with traditional publishing techniques. PageMaker allows the user to design, lay out and produce high-quality printed communications such as newsletters, brochures, manuals, and other more complex technical documents. PageMaker 5.0 shipped in June 1993 for the Windows platform, July 1993 for the Macintosh and May 1994 for the Power Macintosh.

PRINT PUBLISHING - ACCESSORY PRODUCTS

Adobe Fetch is a digital cataloging program that organizes images, graphics, publications, presentations, sounds, movies and other multimedia files into a visual on-line library. It is used to find and retrieve source files for use in other materials. Fetch is available for the Macintosh.

Adobe Gallery Effects is a three-volume collection of plug-in filters for automatic image enhancement directly within the leading graphics software applications. Gallery Effects is available on the Macintosh, Power Macintosh and Windows platforms.

TextureMaker is a resolution-independent, texture-design program that creates textures such as marble, wood, stone, liquid and cloud effects. The software includes more than 100 predefined textures and is available for the Macintosh and Power Macintosh.

CONSUMER PRODUCTS

The Company offers a line of affordable software products designed for personal use. These products include personal information managers and contact software, entry-level paint and drawing programs, automated desktop publishing software, and design software for home improvement projects.

SALES AND MARKETING

Application products generally are marketed through the reseller channel and a direct sales force. There are more than 9,000 authorized resellers in the United States and Canada, and more than 150 distributors throughout Europe and the Pacific Rim. Adobe Photoshop, Adobe Illustrator, Adobe Premiere and Adobe type products are also provided by hardware OEMs and software vendors who bundle Adobe software with scanners, CPUs, hardware peripherals and other software applications.

COMPETITION

The markets for Adobe's applications for image processing, graphics and digital video are characterized by intense competition, evolving industry standards, rapid technology developments, and frequent new product introductions. In the Macintosh and Windows markets, several competitors have an established presence in the retail channel. In addition, the market for high-end graphics on the Windows platform is not as mature as that for the Macintosh. As a result, acceptance of the Company's programs on that platform will depend upon how the market evolves. Adobe's future success will depend upon its ability to enhance its existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, extend its core technology into new applications, and anticipate or respond to emerging standards and other technological changes.

The Company believes that the principal competitive factors in the personal computer applications market include product features and functions, installed base, ease of use, product reliability, and price and performance characteristics. The majority of the Company's application products compete favorably in their markets on the basis of product features and reliability, ease of use, and price and performance characteristics. Adobe also believes that its application programs gain a competitive benefit from their foundation in PostScript language technology. However, Adobe faces challenges in several areas and expects to encounter continued competition both from established companies and from new companies that are now developing, or may develop, competing products.

Price competition is a factor encountered by Adobe in several of its product categories. Suppliers in certain segments of the microcomputer software market have significantly reduced prices through the use of "site licenses" (which permit the copying of a program and its documentation), direct price offers, bundling, software suites and discount pricing for large-volume retail customers. The growth of high-volume retailers, which compete primarily on the basis of price, has intensified the competition between software vendors. Price competition is particularly keen in the consumer software market, and there is no assurance that current pricing levels can be maintained.

Large-scale electronic publishing systems for publication and engineering departments, as well as for other groups requiring page-composition features, are offered by several companies, including Interleaf Inc. and Frame Technology. Additionally, companies that develop word-processing software are incorporating desktop publishing features into their products. Finally, numerous low-end desktop publishing packages are available from a variety of software developers, such as Serif's Page Plus and Microsoft's Publisher. As a result, Adobe expects to face increasing competition in the desktop publishing market from a number of other software developers, some of whom may have greater financing, marketing and technological resources than that of Adobe, targeting one or more of the various markets for which Adobe products are designed.

In recent years, PageMaker has been subject to increasing competition. The Macintosh version of PageMaker 5.0 competes with software from a variety of independent vendors, but principally Quark, Inc.'s QuarkXPress. The Windows version of PageMaker 5.0 competes with software offered by several vendors, principally Ventura Publisher, marketed and sold by Corel Corporation, QuarkXPress for Windows, and FrameMaker by Frame Technology Corporation. Adobe Illustrator 5.5 for Macintosh and Windows competes with FreeHand, CorelDraw and Deneba Canvas. Competition for Adobe Photoshop 3.0 on the Windows platform is from Micrografx Picture Publisher and Fractal Design Painter X2.

Adobe Premiere 4.0 for the Macintosh and Windows platforms is a video editing program. The market for desktop video editing is young; however, the Company faces competition from products such as VideoStudio from U-Lead, Digital Video Producer from Asymetrix, MediaMerge from ATI, Razor from In:sync and VideoShop from Avid.

After Effects 2.0 is a motion graphics, digital compositing and special effects program for broadcast video and film for the Macintosh. The program typically retails for approximately $1,995 and competes with software from companies that include Parallax and Discreet Logic, costing more than $25,000, and dedicated hardware from Quantel and other companies that costs more than $500,000.

Competition for digital type market share is intense. Adobe's Type 1 outline font format, introduced in 1984 and published as part of the open PostScript language standard, provides digital type that can be printed at any resolution, on any type of output device. Today, more than 30 vendors have developed over 15,000 Type 1 typefaces, including Japanese and Cyrillic typefaces.

Persuasion 3.0 for the Macintosh and Windows platforms, and Persuasion 2.1 for Windows are business presentations programs whose major competitors include Microsoft's PowerPoint (the only other such program to support both Macintosh and Windows), Software Publishing's Harvard Graphics for Windows, and Lotus' Freelance Graphics for Windows.

The Consumer products include SuperPaint, DateBook Pro and TouchBase Pro software. Each product has numerous competitors, and price competition is quite intense in this market.

SuperPaint software combines painting, drawing, and image-enhancement capabilities in a single program for general business users and graphics professionals. It competes with UltraPaint and Artworks from Deneba Software, DeskPaint/DeskDraw from Zedcor, and the combination of MacPaint and MacDraw from Claris.

DateBook Pro for the Macintosh competes with Now Up-To-Date from Now Software, DayMaker from Pastel Software, and CalendarMaker from CE Software. As a Personal Information Manager (PIM) integrated with TouchBase, it competes with ACT from Symantec.

TouchBase Pro for the Macintosh and TouchBase for Windows is a contact manager that competes with Now Contact from Now Software, Dynodex from Portfolio Systems, InTouch from Advanced Software, Ecco from Arabesque, and AddressBook Plus from Spinnaker. As a PIM integrated with DateBook, it competes with ACT from Symantec.

TRAINING

Adobe's Classroom in a Box curriculum kit is available to third-party training companies, consultants and educational institutions that teach Adobe Illustrator, Adobe Photoshop, Adobe Premiere and complementary programs. In addition, Adobe publishes a line of reference books through Adobe Press, a joint book publishing venture between the

Company and Macmillan Computer Publishing, which also provides training to end users. These products, as well as the Company's "Train the Trainer" classes, generate revenue and promote Adobe application products.

MANUFACTURING

Duplication of disks, printing and assembly of the components are performed primarily by outside parties in the United States for the United States and Pacific Rim markets. Shipment of completed products is performed by the Company. Disk duplication for European language versions of the Company's products is managed through the European headquarters. The duplicated disks of European-language versions of products are then forwarded to McQueen Holdings Limited ("McQueen"), an affiliate of the Company in Scotland, which prints and assembles the components and ships the completed product. Quality control tests are performed on all duplicated disks and finished products.

To date, Adobe has not experienced significant difficulties in obtaining raw materials for the manufacture of its products or in the duplication of disks, printing and assembly of components, although an interruption in production by a supplier could result in a delay in shipment of Adobe's products. There was no material backlog of orders as of November 25, 1994.

                             PRODUCT DEVELOPMENT


Since the personal computer software industry is characterized by rapid technological change, a continuous high level of expenditures is required for the enhancement of existing products and the development of new products. Adobe primarily develops its software internally. The Company sometimes acquires products developed by others by purchasing the stock or assets of the business entity that held ownership rights to the technology. In other instances, Adobe has licensed or purchased the intellectual property ownership rights of programs developed by others with license or technology transfer agreements that may obligate the Company to pay royalties, typically based on a percentage of the revenues generated by those programs.

During the years ended November 25, 1994, November 26, 1993, and November 27, 1992, the Company's research and development expenses, including costs related to contract development, were $99.0 million, $86.7 million and $65.2 million, respectively. During 1994, the Company acquired LaserTools Corporation and Compumation, Incorporated, and $15.5 million was allocated to in-process research and development, and was expensed at the time of these acquisitions. In 1993, the Company acquired two software developers: AH Software, Inc. (doing business as After Hours Software) and The Company of Science & Art. Approximately $4.3 million of the total purchase price for these two companies was allocated to in-process research and development, and was expensed at the time of acquisition. In 1992, the Company acquired two related companies, OCR Systems Incorporated and Nonlinear Technologies, Incorporated, and wrote off $6.3 million of in-process research and development at the time of the acquisitions.

                              PRODUCT PROTECTION


Adobe regards its software as proprietary and protects it with copyrights, patents, trademarks, trade secret laws, internal and external nondisclosure precautions, and restrictions on disclosure and transferability that are incorporated into its software license agreements. The Company protects the source code of its software programs as trade secrets, and makes source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints.

The Company's products are generally licensed to end users on a "right to use" basis pursuant to a license that is nontransferable and restricts the use of the products to the customer's internal purposes on a designated number of printers or computers. The Company also relies on copyright laws and on "shrink wrap" licenses that are not signed by the end user. Copyright protection may be unavailable under the laws of certain countries. The enforceability of "shrink wrap" licenses has not been conclusively determined. Adobe has obtained many patents and has registered numerous trademarks and logos in the United States and foreign countries.

Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for the software industry. This problem is particularly acute in international markets. Adobe conducts vigorous anti-piracy programs. Adobe products do not contain copy protection, except on copies for international distribution in certain countries, and except for its highest priced and specialized prepress products, TrapWise and PressWise. Many products, including PageMaker 5.0, Adobe Photoshop and Adobe Illustrator, incorporate network copy-detection features. These capabilities help encourage compliance with the Company's license agreements by alerting customers about certain concurrent usage problems over a given network. Network copy detection has become increasingly popular among higher priced software products.

Adobe believes that, because computer software technology changes and develops rapidly, patent, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of its personnel, name recognition, contractual relationships and ongoing product development.

                                   EMPLOYEES


As of December 31, 1994, Adobe employed 1,565 people, none of whom are represented by a labor union. The Company has not experienced work stoppages and believes its employee relations are good. Competition in recruiting personnel in the software industry is intense. Adobe believes its future success will depend in part on its continued ability to recruit and retain highly skilled management, marketing and technical personnel.

ITEM 2.   PROPERTIES

The following table sets forth the location, approximate square footage and use of each of the principal properties used by the Company. Except as where indicated, all of the properties are leased or subleased by the Company. Such leases expire at various times through August 1996. The annual base rent expense for all facilities (including operating expenses, property taxes and assessments) is currently $14.8 million and is subject to annual adjustment.

                                   Approximate
                                        Square
                      Location         Footage                     Use
- - ------------------------------     -----------  ----------------------
The Americas:
   Mountain View, California           290,018  Research, product
                                                  development, sales,
                                                  marketing and
                                                  administration
   Seattle, Washington                 185,000  Product development and
                                                  customer support
   Santa Clara, California             127,688  Customer support and
                                                  warehouse/distribution
                                                  center
Europe:
   Edinburgh, Scotland (Owned)          22,000  Sales, marketing and
                                                  administration
Pacific Rim:
   Tokyo, Japan                         20,237  Sales, marketing and
                                                  administration


In general, all facilities are in good condition and are operating at capacities which range from 75 percent to 100 percent.

ITEM 3.   LEGAL PROCEEDINGS

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders was held on August 31, 1994.

A proposal to approve and adopt the Restated Agreement and Plan of Merger and Reorganizaton (the "Merger Agreement"), dated as of July 13, 1994, among Adobe, P Acquisition Corp ("Merger Sub") and Aldus Corporation ("Aldus"), and to approve the merger (the "Merger") of Merger Sub with and into Aldus pursuant to the Merger Agreement and the issuance of shares of Adobe common stock in the Merger was approved by the shareholders. This proposal received the following votes:

              For:       35,704,518
          Against:          158,725
          Abstain:          519,701

As a result of the Merger, Aldus shareholders received 1.0 share of Adobe common stock for each share of their Aldus common stock, and Aldus became a wholly owned subsidiary of Adobe.

Also, a proposal to approve and adopt an amendment (the "By-Law Amendment") to Adobe's Restated By-Laws to increase the maximum authorized number of directors from seven to eight. Approval of the Merger Agreement, the Merger and the issuance of shares of Adobe common stock in the Merger is a condition to such amendment of Adobe's Restated By-Laws. This proposal received the following votes:

              For:       35,878,867
          Against:          186,130
          Abstain:          534,240

In addition, a proposal to approve Adobe's 1994 Performance and Restricted Stock Plan (the "Performance Plan"). This Performance Plan is an amendment and restatement of the 1989 Restricted Stock Plan which increases by 500,000 the number of shares reserved for issuance under the plan and provides for performance-based awards. This proposal received the following votes:

         For:            35,201,112
     Against:             5,137,626
     Abstain:               316,922

Broker non-votes are included in the determination of the number of shares present and voting for purposes of determining the presence of a quorum at the Company's annual meeting of shareholders. They are not, however, counted for purposes of determining the number of votes cast for a proposal.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market under the symbol "ADBE". On December 30, 1994, there were 2,211 holders of record of the Company's common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable estimate the total number of shareholders represented by these record holders. The following table sets forth the high and low sales price per share of the Company's common stock, and the dividends paid per share, for the periods indicated, as adjusted for a two-for-one stock split effective July 1993.


                                         Price Range          Per Share
                           -------------------------
                               High             Low            Dividend
                          ----------      -----------       -----------

Fiscal 1993:
  First Quarter           $    22.88       $    14.50       $      .05
  Second Quarter               35.75            18.50              .05
  Third Quarter                37.00            19.25              .05
  Fourth Quarter               24.63            16.25              .05
  Fiscal Year                  37.00            14.50              .20

Fiscal 1994:
  First Quarter                32.00            19.75              .05
  Second Quarter               34.50            21.50              .05
  Third Quarter                34.50            24.50              .05
  Fourth Quarter               38.50            29.75              .05

  Fiscal Year                  38.50            19.75              .20


The Company has paid cash dividends on its common stock each quarter since the second quarter of 1988. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon business conditions, results of operations, the financial condition of the Company, and other factors.

ITEM 6.   SELECTED FINANCIAL DATA

          THE FOLLOWING SELECTED CONSOLIDATED FINANCIAL DATA (PRESENTED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND EMPLOYEE DATA)
          ARE DERIVED FROM THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS. THIS DATA SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND
          WITH ITEM 7., MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



                                                                                        Years Ended
                               --------------------------------------------------------------------
                                 Nov. 25        Nov. 26        Nov. 27        Nov. 29        Nov.30
                                  1994           1993           1992           1991           1990
                               ---------      ---------      ---------      ---------      ---------
Operations:
 Revenue                       $ 597,772      $ 520,237      $ 440,063      $ 397,183      $ 303,713
 Merger transaction and
  restructuring costs             72,183             --             --             --             --
 Income before
  income taxes                    39,997        105,060         79,448        118,279        101,556
 Net income(1)                     6,309         66,545         50,389         75,444         63,831
 Net income per share(1)(2)         0.10           1.11           0.82           1.23           1.09
 Dividends declared
  per common share(2)(3)             .20            .20            .16            .16            .12

Financial position:
 Cash and short-term
  investments                    400,360        308,985        230,980        222,551        145,832
  Working capital                363,631        318,215        247,878        251,721        163,676
 Total assets                    625,503        529,840        437,623        399,764        286,882
 Shareholders' equity            456,771        414,102        351,743        338,079        223,590

Additional data:
  Worldwide employees              1,582          2,051          1,894          1,653          1,317

- - -------------------
(1) Reflects incremental costs incurred during 1994 in connection with the acquisition of Aldus and the write-off of acquired in-process research and development, totaling $72.2 million and $15.5 million, respectively. (For additional information, see Note 2 and Note 6 in the Notes to Consolidated Financial Statements.)
(2)  Adjusted for a two-for-one stock split, effective July 1993.
(3) Amounts prior to the merger with Aldus on August 31, 1994, have not been restated to reflect the effects of the pooling of interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THE FOLLOWING DISCUSSION (PRESENTED IN MILLIONS, EXCEPT PER SHARE AMOUNTS) SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.


RESULTS OF OPERATIONS


OVERVIEW

Adobe develops, markets and supports computer software products and technologies that enable users to create, display, print and communicate electronic documents. The Company licenses its technology to major computer and publishing suppliers, and markets application software products and typeface products for authoring and editing visually rich documents, including digital and video output. The Company distributes its products through a network of original equipment manufacturer (OEM) customers, distributors and dealers, and value-added resellers (VARs) and system integrators. The Company has operations in the Americas, Europe and the Pacific Rim.

In August 1994, the Company acquired Aldus Corporation ("Aldus"). Aldus began operations in 1984 and created computer software solutions that help people throughout the world effectively communicate information and ideas. Aldus focused on three lines of business: applications for the professional print publishing, graphics and prepress markets; applications for the general consumer market; and applications for the interactive publishing market. To effect the combination, approximately 14.2 million shares of Adobe's common stock were issued in exchange for all of the outstanding common stock of Aldus. The merger was accounted for by the pooling of interests method, and accordingly, all annual and interim financial information prior to the merger has been restated to combine the results of the Company and Aldus. In connection with the merger, the Company recorded $14.6 million of merger transaction costs and $57.6 million of restructuring costs in the fourth quarter of 1994. In addition, the Company incurred one-time expenses that are not included in the restructuring charge but were related to the Aldus acquisition. These charges included writing off certain capitalized software development costs, transition personnel bonuses, and relocation expenses among others, and totaled approximately $10.1 million.

REVENUE

                            1994   Change         1993    Change          1992
                        --------   ------       ------    ------        ------
TOTAL REVENUE             $597.8       15%      $520.2        18%       $440.1

In 1994, the Company's worldwide revenue grew 15 percent over the prior year, compared with revenue growth of 18 percent in 1993 over 1992.

Revenue growth in 1994 and 1993 is attributable to an increase in application products revenue resulting from the release of new and enhanced products, as well as growth in the

Company's royalty revenue from licensing its PostScript interpreter to OEM customers. Product unit volume (as opposed to price) growth was the principal factor in the Company's revenue growth in application products revenue. The continued decline in laser printer prices was offset by increases in shipments of the Configurable PostScript Interpreter (CPSI), resulting in an increase in 1994 licensing revenues.


                               1994      Change       1993    Change     1992
                              ------     ------     ------    ------    -----
PRODUCT GROUP REVENUE --
  LICENSING                   $156.7          7%    $146.2        -4%   $152.7
Percentage of
  total revenue                 26.2%                 28.1%               34.7%

Licensing revenue is derived from shipments by OEM customers of products containing the PostScript interpreter and the Display PostScript system. Such products include printers in both Roman and Japanese languages, imagesetters and workstations. Licensing revenue is also derived from shipments of products containing CPSI by OEM customers. CPSI is a fully functional PostScript interpreter that resides on the host computer system rather than in a dedicated controller integrated into an output device. The configuration flexibility of CPSI allows OEMs and software developers to create and market a variety of PostScript products independently of controller hardware development.


The number of units shipped by OEMs continued to grow on an annual basis in 1994 and 1993. Royalty per unit is generally calculated as a percentage of the end user list price of a printer. During 1993, several of the Company's OEMs introduced lower end printers, resulting in a shift in product mix to a lower average list price, and accordingly a decline in licensing revenue compared to 1992. While the product mix shift continued in 1994, shipments of products containing the PostScript interpreter were supplemented by increased shipments of several new products containing CPSI, producing increased licensing revenue in 1994 over 1993.

The Company has seen year-to-year increases in the number of OEM customers from which it is receiving licensing revenue, demonstrating continued acceptance of PostScript software, as well as reflecting a diversification of the Company's customer base across Macintosh, IBM PC and compatibles, and multiple platform markets. No OEM customer accounted for more than 10 percent of the Company's total revenue in 1994.


                                1994     Change       1993    Change      1992
                              ------     ------     ------    ------    ------
PRODUCT GROUP REVENUE --
  APPLICATION PRODUCTS        $441.1         18%    $374.0        30%   $287.4
Percentage of
  total revenue                 73.8%                 71.9%               65.3%

Application products revenue is derived from shipments of application software programs marketed through retail and distribution channels; however, the information products are becoming more widely distributed through VARs and systems integrators.

Application products revenue grew in 1994 and 1993 due to increased demand for Adobe

Illustrator, Adobe Photoshop and PageMaker for both the Macintosh and Windows platforms. In addition, the release of new versions of Adobe Illustrator, for the Macintosh, and Adobe Photoshop and PageMaker, for the Macintosh and Windows platforms, contributed to the revenue growth in 1994 and 1993. The Macintosh versions include new features and native support for the Power Macintosh computers. The release of Aldus FreeHand 4.0 (divested by the Company in January
1995) for Windows and the Power Macintosh platforms also contributed to 1994 revenue growth. Localized versions for the Japanese market of Adobe Photoshop, Adobe Illustrator and PageMaker for the Macintosh platform also contributed to revenue growth from application products, while reduced sales for individual typeface packages offset a portion of the revenue growth in 1994. In addition, increasing sales for Adobe Premiere, a video editing and sequencing tool; After Effects, a video post-production special effects tool; and Fetch, a digital media cataloging and retrieval tool, contributed to the increase in application products revenue growth. Adobe Illustrator and Adobe Photoshop were also shipped for selected UNIX platforms in 1994, contributing to product revenue increases.


DIRECT COSTS

                                1994     Change       1993    Change      1992
                              ------     ------      -----    ------     -----
DIRECT COSTS                  $111.8         16%     $96.7        10%    $87.9

Percentage of
 total revenue                  18.7%                 18.6%               20.0%

Direct costs include royalties; amortization of typeface production costs; amortization of acquired technologies; and direct product, packaging and shipping costs. Typeface production costs were fully amortized in 1994.

Licensing revenue typically has higher gross margins than application products revenue; therefore, revenue mix will affect overall gross margins. During 1994, the revenue mix of application products as a percentage of total revenue increased to 73.8 percent, compared to 71.9 percent during 1993, while direct costs as a percentage of total revenue were 18.7 percent, compared to 18.6 percent in 1993. The increase in direct costs, in absolute dollars, has been mitigated by actions taken by the Company to reduce direct costs. In 1993, the Company achieved lower per unit manufacturing costs for certain products, reduced royalty agreement rates, and reduced typeface production costs amortization, all of which contributed to minimal growth of 1994 direct costs as a percentage of total revenue.

The Company also delivers its type library on its Type On Call CD-ROM media, and end users wishing to license typeface designs call the Company with a credit card number to receive the unlocking code for the desired typeface. This method of delivery also contributes to reduced direct costs. Other applications are also available through the Company's distributors on CD-ROM.

OPERATING EXPENSES


                           1994     Change     1993  Change       1992
                         ------    -------   ------  ------      ------
SOFTWARE DEVELOPMENT
 COSTS --
  RESEARCH AND
  DEVELOPMENT             $99.0        14%    $86.7     33%      $65.2

Percentage of
total revenue              16.6%               16.7%              14.8%

Research and development expenses consist principally of salaries and benefits for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

Research and development expense has increased significantly over the last three years as the Company invested in new technologies, new product development, and the infrastructure to support such activities. The increase reflects the expansion of the Company's engineering staff and related costs required to support its continued emphasis on developing new products and enhancing existing products. Many of these engineers are working with OEM customers to design and implement PostScript Level 2 devices. The Company has begun working with many of its OEM customers in a co-development program. This allows customers to be more self-sufficient in new device development by taking on more of the implementation task themselves rather than relying so heavily on the Company's engineers. While this mitigates certain costs, the Company continues to make significant investments in development of its PostScript and application software products.

The Company believes that continued investments in research and development are necessary to remain competitive in the marketplace, and are directly related to continued, timely development of new and enhanced products. The Company intends to continue recruiting and hiring experienced software developers but expects that research and development expenditures in 1995 will approximate current spending levels as a percentage of revenue.


                                     1994     Change     1993  Change      1992
                                   ------    -------   ------  ------    ------
SOFTWARE DEVELOPMENT
COSTS --
     AMORTIZATION OF
     CAPITALIZED SOFTWARE
     DEVELOPMENT COSTS              $13.3        30%     $10.2     1%     $10.1
Percentage of
 total revenue                        2.2%                 2.0%             2.3%

In the implementation of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development expenditures on Adobe products, after achieving technological feasibility, were deemed to be immaterial. Certain software development expenditures on Aldus products have been capitalized and are being amortized over the lives of the respective products. In the fourth quarter of 1994, software development expenditures on Aldus products, after reaching technological feasibility, were immaterial and the Company anticipates this trend to continue in the future. Accordingly, the fourth quarter of 1994 did, and all of 1995 will, reflect the additional expense of amortizing capitalized software development costs acquired with Aldus, in addition to the actual development expenditures (classified as research and development) made prior to achieving technological feasibility.

Amortization of capitalized software development costs increased in 1994 due to the amortization of PageMaker 5.0 released in the second half of 1993, and the release of other new application products.


                                1994   Change       1993   Change       1992
                              ------   ------     ------   ------     ------
SALES, MARKETING AND
     CUSTOMER SUPPORT         $201.0      18%     $170.9      17%     $145.7

Percentage of
     total revenue              33.6%               32.9%               33.1%

Sales, marketing and customer support expenses generally include salaries and benefits, sales commissions, travel expenses and related facility costs for the Company's sales, marketing, customer support and distribution personnel. Sales, marketing and customer support expense also includes the costs of programs aimed at increasing revenue, such as advertising, trade shows and other market development programs.

Increases in sales, marketing and customer support expenses are due to increased advertising and promotional expenditures for upgrades of existing products and further development of customer and technical support services to support a growing installed base of customers.

Continuing efforts to expand markets and increase penetration into targeted software markets, and increasing competition in the software industry, are expected to cause 1995 sales, marketing and customer support expenditures to approximate the same spending levels as a percentage of revenue.



                                1994   Change       1993   Change       1992
                              ------   ------     ------   ------     ------
GENERAL AND
     ADMINISTRATIVE            $54.0      -9%      $59.2      17%      $50.4

Percentage of
     total revenue               9.0%               11.4%              11.5%

General and administrative expenses consist principally of salaries and benefits, travel expenses, and related facility costs for the finance, human resources, legal, information services and administrative personnel of the Company. General and administrative expenses also include outside legal and accounting fees, bad debts, and expenses associated with computer equipment and software used in the administration of the business.

During 1993, the growth in spending on general and administrative expenses was attributable to the growth in the systems, processes and people necessary to support overall increases in the scope of the Company's operations, as well as additional costs incurred for legal defenses and settlement of an Aldus class-action securities lawsuit. General and administrative spending decreased as a percentage of revenue in 1994 from 1993 due to a reduction of salary and depreciation expense resulting from restructuring activities, as well as reduced legal expenditures.

The Company expects general and administrative spending to be a lower percentage of revenue in 1995 than was achieved in 1994.



                                1994   Change       1993   Change       1992
                              ------   ------     ------   ------     ------
WRITE-OFF OF ACQUIRED
     IN-PROCESS RESEARCH
     AND DEVELOPMENT          $15.5     260%        $4.3     -32%        $6.3
Percentage of
     total revenue              2.6%                 0.8%                 1.4%

During 1994, the Company acquired LaserTools Corporation and Compumation, Incorporated for an aggregate purchase price of $17.0 million, of which $15.5 million was allocated to in-process research and development, and was expensed at the time of these acquisitions.

During 1993, the Company acquired two software developers -- AH Software, Inc. (doing business as After Hours Software) and The Company of Science & Art. Approximately $4.3 million of the total purchase price for these two companies was allocated to in-process research and development, and was expensed at the time of acquisition.

During 1992, the Company acquired OCR Systems Incorporated and Nonlinear Technologies, Incorporated for an aggregate purchase price of $6.8 million, of which $6.3 million was allocated to in-process research and development, and was expensed at the time of these acquisitions.



                                1994   Change       1993   Change       1992
                              ------   ------     ------   ------     ------
MERGER TRANSACTION AND
     RESTRUCTURING COSTS       $72.2       --         --       --         --
Percentage of
     total revenue              12.1%                 --                  --

During the fourth quarter of 1994, the Company recorded merger transaction and restructuring costs associated with the acquisition of Aldus of $14.6 million and $57.6 million, respectively. The restructuring costs included $46.5 million related to cash expenditures and noncash items of $25.7 million, consisting primarily of write-offs of redundant information systems and equipment, and duplicate product lines. As of November 25, 1994, the balance of $28.4 million in accrued restructuring costs represents expected future cash expenditures, most of which will be spent in 1995.

To execute the merger, the Company incurred transaction costs consisting principally of transaction fees for investment bankers, attorneys, accountants, financial printing and other related charges to negotiate the merger, conduct financial and technical due diligence, file appropriate regulatory documents and solicit shareholder votes.

As a result of the merger, certain technical support, customer service, distribution and administration functions have been or will be combined and/or reduced. Such restructuring costs include severance and outplacement charges of $20.8 million related to approximately 500 terminated employees. Affected employees received notification of their termination by September 9, 1994, and final assignments are expected to be completed by the first quarter of 1995.

As a condition to the merger, effective January 1995, the Company will no longer sell and distribute FreeHand, the illustration program previously sold and distributed by Aldus. In addition, PhotoStyler, an image and video editing software tool, was discontinued in the fourth quarter of 1994, as the product competed with certain existing products of the Company. The respective inventories and capitalized software development costs and technologies of these duplicate product lines were written off in the fourth quarter of 1994, resulting in a $15.0 million charge to restructuring costs.

To facilitate the operations of the Company, the combined organization migrated to common management information systems, which resulted in a write-off of the book value of the abandoned systems and equipment. The write-off of abandoned systems included in restructuring costs was $10.8 million. In addition, redundant offices in Europe, Japan, Canada and the United States will be consolidated. Lease and third-party contract termination payments totaling $11.0 million, resulting from the planned closure of 10 facilities, are accrued as part of the restructuring costs.

The Company is unable to determine the effects that the merger and restructuring actions will have on future operating results and the financial condition of the organization. In addition to the acquisition-related expenses recognized in the restructuring charge, the Company incurred approximately $10.1 million of certain one-time charges that were recognized in operating expenses. These charges included writing off certain capitalized software development costs, transition personnel bonuses, relocation expenses and expenses incurred for integrating the two companies' benefit plans.

NONOPERATING INCOME


                                   1994      Change    1993      Change    1992
                                 ------     -------  ------     -------   -----
INTEREST, INVESTMENT AND
     OTHER INCOME                  $9.0        -30%   $12.8         16%   $11.0
Percentage of
     total revenue                  1.5%                2.5%                2.5%

Interest, investment and other income decreased by $3.8 million in 1994 from 1993 and increased by $1.8 million in 1993 over 1992. Interest and other income was adversely impacted by $1.5 million in 1994, as the Company sold several securities (acquired in the Aldus acquisition) for losses in principal created by increases in interest rates during 1994, and for the write-off of an investment in a privately held enterprise. Interest, investment and other income in 1993 included a gain of $3.9 million on the sale of common stock held as an investment and a $1.0 million write-off of an investment in a privately held enterprise. While the Company's cash balances and short-term investments have increased each year due to profitable operations and modest expenditures for capital outlays and other investments, 1994 interest, investment and other income would have increased approximately $0.6 million absent the 1993 net gain on the sales of common stock and the losses experienced in 1994. Such increase is attributable to increased levels of cash invested and a slight increase in interest earned on the Company's investments as driven by slight increases in prevailing interest rates.


                                   1994      Change    1993      Change    1992
                                 ------     -------  ------     -------   -----
LOSS ON REAL ESTATE
     PARTNERSHIP                   --         --       --          --      $6.0
Percentage of
     total revenue                 --                  --                   1.4%

The Company incurred a $6.0 million loss on a real estate partnership in 1992, as it withdrew from this partnership, due to complications that affected the developer's ability to finance the project and to meet specific development timetables.

PROVISION FOR INCOME TAXES


                                   1994     Change     1993     Change     1992
                                 ------     -------  ------     -------   -----
PROVISION FOR
     INCOME TAXES                 $33.7        -12%   $38.5         32%   $29.1
Percentage of
     total revenue                  5.6%                7.4%                6.6%
Effective tax rate                 84.2%               36.6%               36.5%

The Company's effective tax rate in 1994 increased significantly over the effective tax rates of 1993 and 1992, due primarily to one-time, nondeductible merger transaction and restructuring costs. An analysis of the differences between the statutory and effective income tax rates is provided in Note 9 to the accompanying Consolidated Financial Statements. In 1995, the Company expects its effective tax rate to approximate that of 1993 and 1992.


NET INCOME AND NET INCOME PER SHARE
                             1994       Change      1993    Change      1992
                           ------      -------    ------    ------     -----
NET INCOME                   $6.3          -91%    $66.5         32%     $50.4
Percentage of
     total revenue            1.1%                  12.8%                 11.5%

NET INCOME PER SHARE         $0.10          -91%    $1.11         35%     $0.82
Weighted shares
     (in thousands)         61,620            2%   60,144         -2%    61,193

Net income for 1994 represents a 91 percent decrease from 1993 net income of $66.5 million. Results of operations in 1994 included several one-time charges that would not normally be included in the Company's operating results. A reconciliation of the reported results of operations, to the results of operations excluding these one-time charges for 1994, follows.


                                            Income
                                            Before         Income                           Net
                                            Income            Tax            Net         Income
                                             Taxes      Provision         Income      Per Share
                                        ----------     ----------      ---------      ---------
Reported results of operations          $   39,997     $   33,688      $   6,309       $    .10
Write-off of acquired in-process
research and development:
  Compumation, Incorporated                  3,045             --          3,045            .05
  LaserTools Corporation                    12,424             --         12,424            .20

Acquisition of Aldus:
  Merger transaction costs                  14,618             --         14,618            .23
  Restructuring costs                       57,565         19,922         37,643            .61
  Other one-time expenses
    resulting from the acquisition          10,092          3,734          6,358            .10
                                        ----------      ---------      ---------       --------

Results of operations excluding
  one-time charges                      $  137,741      $  57,344      $  80,397       $   1.29
                                        ----------      ---------      ---------       --------
                                        ----------      ---------      ---------       --------

Furthermore, the future effective tax rate is expected to be approximately 37 percent. Had this been in effect in 1994, the net income per share, excluding the above one-time charges, would have been $1.39 per share.

Net income for 1993 increased 32 percent, including a $3.9 million gain on the sale of an investment. Earnings per share were $1.11, a 35 percent increase from 1992. The one-time gain on the sale of an investment resulted in an increase in earnings per share of $.04.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

The Company believes that in the future its results of operations could be impacted by factors such as the ability of the Company to integrate Adobe and Aldus product lines, renegotiation of royalty arrangements, delays in shipment of the Company's new products and major new versions of existing products, market acceptance of new products and upgrades, growth in worldwide personal computer and printer sales and sales price adjustments, consolidation in the OEM printer business, and adverse changes in general economic conditions in any of the countries in which the Company does business.

In connection with the merger with Aldus, the Company has sought to reduce combined expenses by the elimination of duplicate or unnecessary facilities, employees, marketing programs and other expenses. The Company believes that the major impact of such reductions occurred in the fourth quarter of 1994 but expects some additional impact in the first quarter of 1995. The Company expects that these reductions will benefit future operating results, but the reductions could adversely impact the earnings of the combined company. In addition, there can be no assurance that the integration of the product lines of the two companies will not have a material adverse effect on the results of operations.

As previously stated, the Company will no longer market FreeHand after January 1, 1995 and has made the decision to discontinue the marketing of PhotoStyler. These two products aggregated $53.2 million of revenue and $35.4 million of gross profit in 1994. There can be no assurance that the Company will be able to replace this lost revenue or that it will be able to do so as profitably.

The Company's OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, including licensing a PostScript language compatible interpreter from a third party, which could result in lower licensing revenue for the Company.

With the acquisition of Aldus, the Company will derive a larger portion of its revenues from its subsidiaries located in Europe and the Pacific Rim. Certain transactions by these subsidiaries are denominated in foreign currencies. As a result, the Company's operating results are subject to fluctuations in foreign currency exchange rates.

The Company's ability to develop and market products, including upgrades of currently shipping products, that successfully adapt to current market needs may also have an impact on the results of operations. A portion of the Company's future revenue will come from these products. Delays in such introductions could have an adverse effect on the Company's revenue, earnings or stock price. The Company cannot determine the ultimate effect that these new products or upgrades will have on its sales or results of operations.

Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price.

FINANCIAL CONDITION


CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

                                  1994  Change      1993  Change          1992
                                ------  ------    ------  ------        ------
CASH, CASH EQUIVALENTS AND
  SHORT-TERM INVESTMENTS        $400.4     30%    $309.0      34%       $231.0

Cash, cash equivalents and short-term investments totaled $400.4 million as of November 25, 1994, compared to $309.0 million as of November 26, 1993, representing 64 percent and 58 percent of total assets, respectively. Cash equivalents consist of highly liquid money market instruments. In 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting SFAS No. 115 was not material to the Company's financial position and results of operations. Certain cash equivalents and all of the Company's short-term investments, consisting principally of municipal bonds, commercial paper, auction rate securities, United States government and government agency securities, and asset-backed securities, are classified as available-for-sale under the provisions of SFAS No. 115. The securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

The Company's cash balances and short-term investments have increased each year due to profitable operations, but have been offset partially by modest expenditures for capital outlays and other investments. In 1994, growth in cash balances and short-term investments was reduced by increased corporate merger and acquisition activity.

NONCURRENT LIABILITIES AND SHAREHOLDERS' EQUITY


                                  1994  Change      1993   Change         1992
                                ------  ------    ------   ------       ------
NONCURRENT LIABILITIES AND
  SHAREHOLDERS' EQUITY          $456.8      9%    $421.0      20%       $351.7

Included above are put warrants and shareholders' equity. The Company has no long-term debt. Shareholders' equity as of November 25, 1994 was $456.8 million, compared to $414.1 million as of November 26, 1993.

The Company has paid cash dividends on its common stock each quarter since the second quarter of 1988. During 1994, the Company paid cash dividends of $.20 per common share. The Board of Directors of the Company approved a two-for-one stock split on July 9, 1993, payable in the form of a stock dividend for shareholders of record as of July 27, 1993, with a distribution date of August 10, 1993. All share and per share data has been restated to reflect this stock split. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon business conditions, results of operations, the financial condition of the Company and other factors.

Under its stock repurchase program, the Company expects to continue to repurchase shares from time to time in 1995. These share repurchases are intended to fund the employee stock purchase and stock option plans. Until the merger with Aldus, the Company had engaged in a regular share repurchase program. In 1995, the Company plans to continue that regular repurchase program.


WORKING CAPITAL

                           1994   Change         1993   Change        1992
                         ------   ------       ------   ------      ------
WORKING CAPITAL          $363.6       14%      $318.2      28%      $247.9

Net working capital grew to $363.6 million as of November 25, 1994, compared to $318.2 million as of November 26, 1993. Cash flows provided by operations during 1994 was $142.5 million. Cash generated from operations has been sufficient to fund the Company's investment in research and development, and sales and marketing activities.

Expenditures for property and equipment totaled $28.5 million. Such expenditures are expected to continue, including computer systems for development, sales and marketing, product support, and administrative staff. In addition, in 1994 the Company paid approximately $14.8 million, net of cash acquired, to acquire LaserTools Corporation, Compumation, Incorporated, Image Club Graphics, Incorporated, and the remaining 20 percent interest in Aldus K.K. In the future, additional cash may be used to acquire software products or technologies complementary to the Company's business. Net cash provided by financing activities during 1994 was $25.0 million, primarily resulting from the issuance of common stock under employee stock plans.

The Company's principal commitments as of November 25, 1994 consisted of obligations under operating leases, a real estate development agreement, and various service and lease guarantee agreements with a related party. In 1994, the Company entered into a real estate development agreement for the construction of an office facility and in 1996 will enter into an operating lease agreement for this facility. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $52.0 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor to secure the performance of its obligations under the lease and as of November 25, 1994, the Company had deposited approximately $2.3 million in securities. Also during 1994, the Company entered into various agreements with McQueen Holdings Limited ("McQueen") whereby the Company has agreed to guarantee obligations under operating leases for certain facilities utilized by McQueen, and to guarantee certain levels of business between Adobe and McQueen. The Company currently owns 10 percent of the outstanding stock in McQueen as a result of the merger with Aldus.

The Company believes that existing cash, cash equivalents and short-term investments, together with cash generated from operations, will provide sufficient funds for the Company to meet its operating cash requirements in the foreseeable future.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

The Company's financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.(a)1. for a listing of financial statements provided in the section titled "FINANCIAL STATEMENTS".

SUPPLEMENTARY DATA

The following tables (presented in thousands, except per share amounts) set forth quarterly supplementary data for each of the years in the two-year period ended November 25, 1994. and reflect the results of the Company as restated to reflect the merger of the Company and Aldus Corporation in 1994, which was accounted for as a pooling of interests. Share and per share amounts have been adjusted for a two-for-one stock split, effective July 1993.


                                                                                                          1994
                                         ---------------------------------------------------------------------
                                                                                      Unaudited
                                                                                  Quarter Ended        Audited
                                         ------------------------------------------------------           Year
                                           Feb. 25         May 27        Aug. 26        Nov. 25          Ended
                                              1994           1994           1994           1994        Nov. 25
                                         ---------      ---------      ---------      ---------      ---------
Revenue                                  $ 135,892      $ 149,793      $ 146,637      $ 165,450      $ 597,772
Gross margin                               109,887        121,899        120,475        133,701        485,962
Merger transaction and
  restructuring costs                           --             --             --         72,183         72,183
Income (loss) before
  income taxes                              29,941         27,453         28,752        (46,149)        39,997
Net income (loss)                           19,093         17,306         18,061        (48,151)         6,309
Net income (loss)
  per share                                    .31            .28            .29           (.79)           .10
Shares used in computing
  net income (loss)
  per share                                 61,289         61,768         62,566         60,856         61,620


                                                                                                          1993
                                        ----------------------------------------------------------------------
                                                                                      Unaudited
                                                                                  Quarter Ended        Audited
                                        -------------------------------------------------------           Year
                                           Feb. 26         May 28        Aug. 27        Nov. 26          Ended
                                              1993           1993           1993           1993        Nov. 26
                                        ----------     ----------      ---------     ----------     ----------
Revenue                                 $  110,113     $  125,254      $ 140,942     $  143,928     $  520,237
Gross margin                                89,760        102,463        115,547        115,829        423,599
Income before
  income taxes                              25,633         23,983         24,941         30,503        105,060
Net income                                  15,824         14,672         15,623         20,426         66,545
Net income per share                           .27            .24            .26            .34           1.11
Shares used in computing
  net income per share                      59,530         60,003         60,758         60,231         60,144


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure to be reported under this item.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS

Information with respect to Directors may be found in the section captioned "Election of Directors" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 5, 1995. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS


The executive officers of the Company as of February 13, 1995 are as follows:

Name                      Age      Positions
- - ----------------------    -------- ----------------------------
John E. Warnock              54    Chairman of the Board and
                                   Chief Executive Officer
Charles M. Geschke           55    President, Chief Operating Officer
                                   and Director
Derek J. Gray                45    Senior Vice President and General
                                   Manager, Adobe Europe
Stephen A. MacDonald         49    Senior Vice President and General
                                   Manager, Systems Products Division
M. Bruce Nakao               51    Senior Vice President, Finance and
                                   Administration, Chief Financial
                                   Officer, Treasurer and Assistant
                                   Secretary
David B. Pratt               55    Senior Vice President and General
                                   Manager, Application Products
                                   Division
Colleen M. Pouliot           36    Vice President, General Counsel and
                                   Secretary

A biography of the principal occupations for the past five years of each of the executive officers is provided below.

Dr. Warnock was a founder of the Company and has been its Chairman of the Board since April 1989. He has been a director and Chief Executive Officer since 1982 and was its President from December 1982 through March 1989. From April 1978 until founding the Company, Dr. Warnock was Principal Scientist of the Imaging Sciences Laboratory at Xerox Corporation s Palo Alto Research Center. Dr. Warnock received a Ph.D. in electrical engineering from the University of Utah.

Dr. Geschke was a founder of the Company and has been its President since April 1989.

He has been a director since 1982, Chief Operating Officer since December 1986, and was Executive Vice President from December 1982 through March 1989. Dr. Geschke also served as the Company's Secretary from December 1982 until September 1987. From October 1972 until founding the Company, Dr. Geschke was the Manager of the Imaging Sciences Laboratory at Xerox Corporation's Palo Alto Research Center. Dr. Geschke received a Ph.D. in computer science from Carnegie-Mellon University.

Mr. Gray joined the Company upon the closing of the acquisition of Aldus in August 1994. Prior to that time, Mr. Gray served as Managing Director of Aldus Europe Limited since 1986. Mr. Gray is a co-founder and, for the ten years prior to joining Aldus, Managing Director of McQueen Holdings Limited, a distributor of computer hardware and software, of which the Company is a 10 percent shareholder by virtue of the acquisition of Aldus.

Mr. MacDonald joined the Company in May 1983 as Vice President. In August 1989, he was promoted to Senior Vice President. From February 1972 until he joined the Company, Mr. MacDonald was a Marketing Manager for Hewlett-Packard Company.

Mr. Nakao joined the Company in May 1986 and was elected Vice President, Chief Financial Officer, Treasurer and Assistant Secretary in June 1986. In December 1992, he was promoted to Senior Vice President. From February 1982 to May 1986, Mr. Nakao was Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Ross Systems, Inc. From January 1980 to February 1982, Mr. Nakao was Vice President, Chief Financial Officer and Treasurer of Dividend Industries, Inc.

Mr. Pratt joined the Company in May 1988 as General Manager of the Application Products Division. In August 1989, he was promoted to Vice President. In September 1992, he was promoted to Senior Vice President. From October 1987 to April 1988, Mr. Pratt was Executive Vice President and Chief Operating Officer of Logitech Corporation. From May 1986 to June 1987, Mr. Pratt was Senior Vice President and Chief Operating Officer of Quantum Corporation. From March 1982 through January 1986, Mr. Pratt was President and Chief Executive Officer of Boschert Incorporated.

Ms. Pouliot joined the Company in July 1988 as Associate General Counsel and became the Corporate Secretary in April 1989. In December 1990, she was promoted to General Counsel. In December 1992, she was promoted to Vice President. Ms. Pouliot was an associate at the law firm of Ware & Freidenrich from November 1983 until she joined the Company.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to this item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 5, 1995. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 5, 1995. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item may be found in the section captioned "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 5, 1995. Such information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  Documents filed as part of this report

    1.  Financial statements

                                                          Sequentially
                                                              Numbered
    Financial Statement Description                               Page
    ----------------------------------------               ------------
    *   Management's Report                                      57
    *   Independent Auditors' Report                             58
    *   Consolidated Balance Sheets                              59
        November 25, 1994 and November 26, 1993
    *   Consolidated Statements of Income                        61
        Years Ended November 25, 1994, November 26, 1993,
         and November 27, 1992
    *   Consolidated Statements of Shareholders' Equity          62
        Years Ended November 25 1994, November 26, 1993,
         and November 27, 1992
    *   Consolidated Statements of Cash Flows                    65
        Years Ended November 25, 1994, November 26, 1993,
         and November 27, 1992
    *   Notes to Consolidated Financial Statements               68
    *   Report of Ernst & Young LLP, Independent Auditors        95

    2.  Financial statement schedule

                                                                 Sequentially
    Schedule                                                         Numbered
    Number          Financial Statement Schedule Description             Page
    ---------       ----------------------------------------     ------------
    Schedule II     Valuation and Qualifying Accounts                    97

    Other financial statement schedules have been omitted since they are either not required, not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.Exhibits


                                  Sequentially       Incorporated By Reference
Exhibit                               Numbered    ----------------------------
Number  Exhibit Description              Page      Form       Date      Number
- - ------  -------------------------- ----------     --------   ---------  -------
3.1     Articles of Incorporation,       N/A         S-1     07/01/86     3.1
        as amended
3.1.1   Amended and Restated             N/A        10-K     11/30/88     3.1.1
        Articles of Incorporation
3.1.2   Certificate of Amend-            N/A        10-K     11/30/88     3.1.2
        ment of Articles of
        Incorporation
3.1.3   Certificate of Amend-            N/A        10-K     11/29/91     3.1.3
        ment of Articles of
        Incorporation
3.1.4   Certificate of Amend-            N/A        10-K     11/26/93     3.1.4
        ment of Articles of
        Incorporation
3.2     Bylaws as amended                N/A         S-1     07/01/86     3.2
3.2.1   Bylaws as amended                N/A        10-K     11/30/88     3.2.1
3.2.2   Bylaws as amended                N/A        10-K     11/30/90     3.2.2
3.2.3   Restated Bylaws                  N/A        10-K     11/29/91     3.2.3
3.2.4   Restated Bylaws                  N/A        10-K     11/27/93     3.2.4
3.2.5   Restated Bylaws                  N/A        10-K     11/26/93     3.2.5
3.2.6   Restated Bylaws                   99         N/A        N/A       N/A
10.1    1984 Stock Option Plan           N/A         S-1     07/01/86     10.1
10.1.1  1984 Stock Option Plan,          N/A        10-K     11/30/87     10.1.1
        as amended
10.1.2  1984 Stock Option Plan,          N/A        10-K     11/30/88     10.1.2
        as amended
10.1.3  1984 Stock Option Plan,          N/A        10-K     11/30/89     10.1.3
        as amended
10.1.4  1984 Stock Option Plan,          N/A        10-K     11/30/90     10.1.4
        as amended
10.1.5  1984 Stock Option Plan,          N/A        10-K     11/27/92     10.1.5
        as amended
10.1.6  1984 Stock Option Plan,          N/A        10-Q     07/02/93     10.1.6
        as amended
10.1.7  1994 Stock Option Plan           N/A        10-Q     05/27/94     10.1.7

                                                                     (Continued)

                                  Sequentially      Incorporated By Reference
Exhibit                               Numbered    ----------------------------
Number  Exhibit Description              Page      Form       Date      Number
- - ------  -------------------------- ----------     --------   ---------  -------
10.2     Common Stock Purchase           N/A         S-1     07/01/86      10.2
         Agreement of John E.
         Warnock dated December
         29, 1982, and, as amended
         November 30, 1983
10.3     Common Stock Purchase           N/A         S-1     07/01/86      10.3
         Agreement of Charles M.
         Geschke dated December
         29, 1982, and, as amended
         November 30, 1983
10.4     Common Stock Purchase           N/A         S-1     07/01/86      10.4
         Agreement of Q.T. Wiles
         dated December 29, 1982
10.5     Common Stock Purchase           N/A         S-1     07/01/86      10.5
         Agreement of David Evans
         dated December 29, 1982
10.6     Common Stock Purchase           N/A         S-1     07/01/86      10.6
         Agreement of William
         Hambrecht dated December
         29, 1982
10.7     Exchange Agreement              N/A         S-1     07/01/86      10.7
         dated December 29,
         1983, for John E.
         Warnock
10.8     Exchange Agreement              N/A         S-1     07/01/86      10.8
         dated December 29,
         1983, for Charles M.
         Geschke
10.9     Form of Shareholders            N/A         S-1     07/01/86      10.9
         Exchange Agreement used
         in connection with the
         exchange of shares of Old
         Adobe for shares of the
         Company

                                                                     (Continued)

                                  Sequentially      Incorporated By Reference
Exhibit                               Numbered    ----------------------------
Number  Exhibit Description              Page      Form       Date      Number
- - ------  -------------------------- ----------     --------   ---------  -------
10.10    Form of Agreement for           N/A         S-1     07/01/86     10.10
         Assignment of Limited
         Partnership Interest used
         in connection with exchange
         of limited partnership
         interests in Adobe Systems
         Limited, a California limited
         partnership, for shares of the
         Series B Preferred Stock of
         the Company
10.11    Registration Rights             N/A         S-1     07/01/86     10.11
         Agreement dated December
         29, 1983
10.12    Old Adobe's 1983 Stock          N/A         S-1     07/01/86     10.12
         Purchase Plan and the
         Company's 1984 Stock
         Purchase Plan with standard
         form of Stock Purchase
         Agreement
10.12.1  1988 Employee Stock             N/A        10-Q     07/06/94    10.12.1
         Purchase Plan, as amended
10.13    Form of Employee                N/A         S-1     07/01/86      10.13
         Common Stock Purchase
         Agreement dated July 23,
         1984
10.14    Warrant to Purchase Series      N/A         S-1     07/01/86      10.14
         C Preferred Stock to Apple
         Computer, Inc., dated
         November 26, 1984, with
         executed subscription form
         dated November 28, 1984
10.15    Warrant to Purchase             N/A         S-1     07/01/86      10.15
         Series C Preferred Stock
         to Evans & Sutherland
         Computer Corporation
         dated April 25, 1984,
         with executed subscription
         form dated June 19, 1986
                                                                     (Continued)

                                  Sequentially      Incorporated By Reference
Exhibit                               Numbered    ----------------------------
Number  Exhibit Description              Page      Form       Date      Number
- - ------  -------------------------- ----------     --------   ---------  -------
10.16    License Agreement               N/A         S-1     07/01/86     10.16
         between the Company
         and Evans & Sutherland
         Computer Corporation
         dated April 25, 1984
10.17    License Agreement               N/A         S-1     07/01/86     10.17
         between the Company and
         Apple Computer, Inc., dated
         November 12, 1985
         (confidential treatment
         granted)
10.17.1  License Agreement               N/A        10-K     11/30/88    10.17.1
         Restatement between the
         Company and Apple
         Computer, Inc., dated April
         1, 1987 (confidential
         treatment granted)
10.17.2  Amendment No. 1 to the          N/A        10-K     11/30/90    10.17.2
         License Agreement
         Restatement between the
         Company and Apple
         Computer, Inc., dated
         November 27, 1990
         (confidential treatment
         granted).
10.18    Lease Agreement dated           N/A         S-1     07/01/86      10.18
         November 11, 1983,
         between Mozart Family
         Trust and Epson America
         Inc.
10.19    Assignment of Lease             N/A         S-1     07/01/86      10.19
         dated November 11, 1983,
         between Epson America
         Inc. and the Company
         dated February 1, 1986
10.20    Lease Agreement                 N/A         S-1     07/01/86      10.20
         between Mozart Family
         Trust and the Company
         dated November 30, 1983

                                                                     (Continued)

                                  Sequentially      Incorporated By Reference
Exhibit                               Numbered    ----------------------------
Number  Exhibit Description              Page      Form       Date      Number
- - ------  -------------------------- ----------     --------   ---------  -------
10.21    Bonus Plans                     N/A         S-1     07/01/86    10.21
10.21.1  Revised Bonus Plan              N/A        10-K     11/27/92    10.21.1
10.21.2  Revised Bonus Plan              N/A        10-K     11/26/93    10.21.2
10.22    Restricted Stock Option         N/A        10-K     11/30/87    10.22
         Plan
10.22.1  Restricted Stock Option         N/A        10-K     11/30/89    10.22.1
         Plan, as amended
10.22.2  Restricted Stock Option         N/A        10-K     11/30/90    10.22.2
         Plan as, amended
10.22.3  Restricted Stock Option         N/A        10-K     11/29/91    10.22.3
         Plan as, amended
10.22.4  Restricted Stock Option         N/A        10-Q     07/06/94    10.22.4
         Plan as, amended
10.23    Amended and Restated            N/A        10-K     11/30/88    10.23
         Software License Agree-
         ment between the Company
         and QMS, Inc., dated May
         15, 1987 (confidential
         treatment granted)
10.24    1989 Restricted Stock Plan      N/A        10-K     11/30/88    10.24
10.24.1  1994 Performance and            N/A         S-4     07/27/94    10.1
         Restricted Stock Plan
10.25    Form of Indemnity Agree-        N/A        10-K     11/30/88    10.25
         ment
10.26    Lease Agreement by and          N/A        10-K     11/30/88    10.26
         between Charleston Place
         Associates and Adobe
         Systems Incorporated dated
         April 14, 1987
10.26.1  Amendment One to Lease          N/A        10-K     11/30/88    10.26.1
         Agreement dated March 1,
         1988
10.26.2  Amendment Two to Lease          N/A        10-K     11/30/88    10.26.2
         Agreement dated
         September 1, 1988
                                                                     (Continued)

                                  Sequentially      Incorporated By Reference
Exhibit                               Numbered    ----------------------------
Number  Exhibit Description              Page      Form       Date      Number
- - ------  -------------------------- ----------     --------   ---------  -------
10.27    Lease Agreement by and          N/A        10-K     11/30/88    10.27
         between John Mozart and
         Adobe Systems
         Incorporated dated July
         20, 1988
10.28    Limited Partnership             N/A        10-K      11/29/91    10.28
         Agreement of University
         Circle Building I, Ltd.,
         dated May 22, 1991
10.29    University Centre               N/A        10-K      11/29/91    10.29
         Building I Lease Agree-
         ment dated May 22, 1991
10.30    University Circle               N/A        10-K      11/27/92    10.30
         Termination and Security
         Agreement and Mutual
         Release dated January 7,
         1993
10.31    Restated Agreement and          N/A         S-4      07/13/94    10.31
         and Plan of Merger and
         Reorganization By and
         Among Adobe Systems
         Incorporated, P Acquisition
         Corp and Aldus
         Corporation

10.32    Sublease of the Land and        126         N/A         N/A        N/A
         Lease of the Improvements
         By and Between Sumitomo
         Bank Leasing and Finance
         Inc. and Adobe Systems
         Incorporated
11       Computation of Earnings         193         N/A         N/A        N/A
         Per Common Share
21       Subsidiaries of the             194         N/A         N/A        N/A
         Registrant
23       Consent of Independent          195         N/A         N/A        N/A
         Auditors
23.1     Consent of Ernst &              196         N/A         N/A        N/A
         Young LLP, Independent
         Auditors
27       Financial Data Schedule         197         N/A         N/A        N/A

(b)  Reports on Form 8-K

    One report on Form 8-K dated August 31, 1994 was filed by the Company describing the completion of the acquisition of Aldus Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, California, on the 13th day of February, 1995.

                              ADOBE SYSTEMS INCORPORATED

                              By  /s/ M. Bruce Nakao
                              -------------------------------------
                                 M. Bruce Nakao,
                                 Senior Vice President, Finance and
                                 Administration, Chief Financial Officer,
                                 Treasurer and Assistant Secretary
                                 (Principal Financial and Accounting
                                 Officer)

                                                                     (Continued)

                                   SIGNATURES
                                   (CONTINUED)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of February 1995.

Signature                               Title
- - ---------------------------------       -----------------------------------

/s/    John E. Warnock                  Chairman of the Board of Directors
- - ---------------------------------       and Chief Executive Officer
       John E. Warnock                  (Principal Executive Officer)

/s/  Charles M. Geschke                 President, Chief Operating Officer
- - ---------------------------------       and Director
     Charles M. Geschke                 (Principal Operating Officer)

/s/ William R. Hambrecht                Director
- - ---------------------------------
    William R. Hambrecht

/s/   Robert Sedgewick                  Director
- - ---------------------------------
      Robert Sedgewick

/s/   Delbert W. Yocam                  Director
- - ---------------------------------
      Delbert W. Yocam

/s/  William J. Spencer                 Director
- - ---------------------------------
     William J. Spencer

/s/     Paul Brainerd                   Director
- - ---------------------------------
        Paul Brainerd

/s/    Gene P. Carter                   Director
- - ---------------------------------
       Gene P. Carter

/s/    M. Bruce Nakao                   Senior Vice President, Finance and
- - ---------------------------------       Administration, Chief Financial Officer,
       M. Bruce Nakao                   Treasurer and Assistant Secretary
                                        (Principal Financial and Accounting
                                        Officer)

                              SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in certain jurisdictions, are referenced in this Form 10-K:


  Acrobat
  Adobe
  Adobe Dimensions
  Adobe Home Publisher
  Adobe Illustrator
  Adobe Photoshop
  Adobe Premiere
  Adobe Streamline
  Adobe Type Manager
  After Effects
  Aldus
  Color Central
  DateBook
  Display PostScript
  Fetch
  Gallary Effects
  IntelliDraw
  PageMaker
  Persuasion
  Photostyler
  PostScript
  PrePrint
  PressWise
  Print Central
  SuperPaint
  TouchBase
  TrapWise
  SuperATM

All other brand or product names are trademarks or registered trademarks of their respective holders.

FINANCIAL STATEMENTS

As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

                                                                Sequentially
                                                                    Numbered
Financial Statement Description                                         Page
- - -------------------------------------------------------------   --------------
*   Management's Report                                                 57
*   Independent Auditors' Report                                        58
*   Consolidated Balance Sheets                                         59
    November 25, 1994 and November 26, 1993
*   Consolidated Statements of Income                                   61
    Years Ended November 25, 1994, November 26, 1993,
     and November 27, 1992
*   Consolidated Statements of Shareholders' Equity                     62
    Years Ended November 25, 1994, November 26, 1993,
     and November 27, 1992
*   Consolidated Statements of Cash Flows                               65
    Years Ended November 25, 1994, November 26, 1993,
     and November 27, 1992
*   Notes to Consolidated Financial Statements                          68
*   Report of Ernst & Young LLP, Independent Auditors                   95

                               MANAGEMENT'S REPORT

Management is responsible for all the information and representations contained in the consolidated financial statements and other sections of this FORM 10-K. Management believes that the consolidated financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect in all material respects the substance of events and transactions that should be included, and that the other information in this FORM 10-K is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

In meeting its responsibility for the reliability of the consolidated financial statements, management depends on the Company's system of internal accounting control. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization, and are recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. In designing control procedures, management recognizes that errors or irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. Management believes that the Company's accounting controls provide reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

The Board of Directors pursues its oversight role for these consolidated financial statements through the Audit Committee, which is comprised solely of Directors who are not officers or employees of the Company. The Audit Committee meets with management periodically to review their work and to monitor the discharge of each of their responsibilities. The Audit Committee also meets periodically with KPMG Peat Marwick LLP, the independent auditors who have free access to the Audit Committee or the Board of Directors, without management present, to discuss internal accounting control, auditing and financial reporting matters.

KPMG Peat Marwick LLP is engaged to express an opinion on our consolidated financial statements. Their opinion is based on procedures believed by them to be sufficient to provide reasonable assurance that the consolidated financial statements are not materially misleading and do not contain material errors.



M. Bruce Nakao
Senior Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Assistant Secretary
December 20, 1994

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Adobe Systems Incorporated:

We have audited the accompanying consolidated balance sheets of Adobe Systems Incorporated and subsidiaries as of November 25, 1994, and November 26, 1993 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended November 25, 1994. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Aldus Corporation, a company acquired by the Company in a business combination accounted for as a pooling of interests, as described in Note 2 to the consolidated financial statements, which statements reflect total assets constituting 33 percent as of November 26, 1993, and total revenues constituting 40 percent in both fiscal 1993 and 1992, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Aldus Corporation, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of November 25, 1994, and November 26, 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended November 25, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                   KPMG Peat Marwick LLP



San Jose, California
December 20, 1994

                           ADOBE SYSTEMS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  November 25    November 26
                                                         1994           1993
                                                  -----------    -----------

                                     ASSETS
         Current assets:
           Cash and cash equivalents              $  190,091     $  134,039
           Short-term investments                    210,269        174,946
           Receivables                                96,585         84,864
           Inventories                                 9,619         10,779
           Other current assets                        7,837          9,821
           Deferred income taxes                      17,962         12,598
                                                  -----------    -----------
         Total current assets                        532,363        427,047
         Property and equipment                       39,104         49,135
         Other assets                                 45,561         53,124
         Deferred income taxes                         8,475            534
                                                  -----------    -----------
                                                  $  625,503      $ 529,840
                                                  -----------    -----------
                                                  -----------    -----------

                                                                 (Continued)







SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           ADOBE SYSTEMS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)

                                                   November 25   November 26
                                                          1994          1993
                                                   -----------   -----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade and other payables                          $   30,840     $  20,925
  Accrued expenses                                      79,000        59,114
  Accrued restructuring costs                           28,457            --
  Income taxes payable                                  23,083        21,189
  Deferred revenue                                       7,352         7,604
                                                   -----------   -----------
Total current liabilities                              168,732       108,832
                                                   -----------   -----------
Put warrants                                                --         6,906

Shareholders' equity:
 Preferred stock, no par value;
  2,000,000 shares authorized;
  none issued                                               --            --
Common stock, no par value;
  200,000,000 shares authorized;
  61,150,049 and 58,651,027 shares issued
  and outstanding as of November 25, 1994
  and November 26, 1993, respectively                  142,207        90,199
Unrealized losses on investments                        (1,088)           --
Retained earnings                                      319,704       328,207
Cumulative foreign currency translation adjustments     (4,052)       (4,304)
                                                   -----------   -----------
Total shareholders' equity                             456,771       414,102
                                                   -----------   -----------
                                                  $    625,503     $ 529,840
                                                   -----------   -----------
                                                   -----------   -----------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           ADOBE SYSTEMS INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                          Years Ended
                                            ------------------------------------------
                                            November 25    November 26    November 27
                                                   1994           1993           1992
                                            -----------    -----------     ----------
Revenue:
 Licensing                                   $  156,652     $  146,176     $  152,701
 Application products                           441,120        374,061        287,362
                                            -----------    -----------     ----------
Total revenue                                   597,772        520,237        440,063

Direct costs                                    111,810         96,638         87,871
                                            -----------    -----------     ----------
Gross margin                                    485,962        423,599        352,192
                                            -----------    -----------     ----------

Operating expenses:
 Software development costs:
  Research and development                       98,995         86,727         65,181
  Amortization of capitalized software
   development costs                             13,316         10,208         10,128
 Sales, marketing and customer
  support                                       200,993        170,945        145,748
 General and administrative                      54,021         59,203         50,344
 Write-off of acquired in-process
  research and development                       15,469          4,285          6,325
 Merger transaction and
  restructuring costs                           72,183              --             --
                                            -----------    -----------     ----------
Total operating expenses                        454,977        331,368        277,726
                                            -----------    -----------     ----------
Operating income                                 30,985         92,231         74,466

Nonoperating income (expense):
 Interest, investment and other income            9,012         12,829         10,982
 Loss on real estate partnership                     --             --         (6,000)
                                            -----------    -----------     ----------
Income before income taxes                       39,997        105,060         79,448

Income tax provision                             33,688         38,515         29,059
                                            -----------    -----------     ----------
Net income                                   $    6,309      $  66,545     $   50,389
                                            -----------    -----------     ----------
                                            -----------    -----------     ----------
Net income per share                         $     0.10      $    1.11     $     0.82
                                            -----------    -----------     ----------
                                            -----------    -----------     ----------
Shares used in computing net
 income per share                                61,620         60,144         61,193
                                            -----------    -----------     ----------
                                            -----------    -----------     ----------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           ADOBE SYSTEMS INCORPORATED

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                 Cumulative
                                                                                                    Foreign
                                                 Commom Stock    Unrealized                        Currency
                                   --------------------------     Losses on         Retained    Translation
                                       Shares          Amount   Investments         Earnings    Adjustments             Total
                                   ----------      ----------   -----------       ----------    -----------        ----------
Balances as of
  November 29, 1991                59,049,328      $  108,713       $    --       $  227,486      $   1,880        $  338,079


Issuance of common
  stock under Stock
  Option Plans                        977,271           9,406            --               --             --             9,406
Issuance of common
  stock under Employee
  Stock Purchase Plan                 420,154           5,721            --               --             --             5,721
Issuance of common
  stock under Restricted
  Stock Plans                          68,360              --            --               --             --                --
Tax benefit from
  employee stock plans                     --           6,545            --               --             --             6,545
Restricted stock
  compensation expense                     --           2,278            --               --             --             2,278
Dividends declared                         --              --            --           (7,208)            --            (7,208)
Repurchase of common
  stock                            (2,776,670)        (47,744)           --               --             --           (47,744)
Foreign currency
  translation adjustment                   --              --            --               --         (5,723)           (5,723)
Net income                                 --              --            --           50,389             --            50,389
                                   ----------      ----------    ----------       ----------     ----------         ----------
Balances as of
  November 27, 1992                57,738,443          84,919            --          270,667         (3,843)          351,743

                                                                     (Continued)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           ADOBE SYSTEMS INCORPORATED

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)

                                                                                                 Cumulative
                                                                                                    Foreign
                                                 Commom Stock    Unrealized                        Currency
                                   --------------------------     Losses on         Retained    Translation
                                       Shares          Amount   Investments         Earnings    Adjustments             Total
                                   ----------      ----------   -----------       ----------    -----------        ----------
Balances as of
  November 27, 1992                57,738,443       $  84,919      $  --          $  270,667    $     (3,843)      $     351,743


Issuance of common
  stock under Stock
  Option Plans                      1,371,387          15,715         --                  --              --              15,715
Issuance of common
  stock under Employee
  Stock Purchase Plan                 510,461           6,980         --                  --              --               6,980
Issuance of common
  stock under Restricted
  Stock Plans                          50,300              --         --                  --              --                  --
Tax benefit from
  employee stock plans                     --          10,134         --                  --              --              10,134
Restricted stock
  compensation expense                     --           1,651         --                  --              --               1,651
Dividends declared                         --              --         --              (9,005)             --              (9,005)
Acquisition of The
  Company of Science
  & Art                               105,049           2,545         --                  --              --               2,545
Repurchase of common
  stock                            (1,124,613)        (25,533)        --                  --              --             (25,533)
Proceeds from sales of
  put warrants                             --             694         --                  --              --                 694
Reclassification of put
  warrant obligations                      --          (6,906)        --                  --              --              (6,906)
Foreign currency
  translation adjustment                   --              --         --                  --            (461)               (461)
Net income                                 --              --         --              66,545              --              66,545
                                   ----------      ----------    ----------       ----------     ----------         ----------
Balances as of
  November 26, 1993                58,651,027          90,199         --             328,207          (4,304)            414,102

                                                                     (Continued)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           ADOBE SYSTEMS INCORPORATED

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)


                                                                                                 Cumulative
                                                                                                    Foreign
                                                 Commom Stock    Unrealized                        Currency
                                   --------------------------     Losses on         Retained    Translation
                                       Shares          Amount   Investments         Earnings    Adjustments             Total
                                   ----------      ----------   -----------       ----------    -----------        ----------
Balances as of
  November 26, 1993                58,651,027       $  90,199         $  --       $  328,207    $   (4,304)       $    414,102


Issuance of common
  stock under Stock
  Option Plans                      2,331,438          34,962            --               --            --              34,962
Issuance of common
  stock under Employee
  Stock Purchase Plan                 629,992           9,487            --               --            --               9,487
Issuance of common
  stock under Restricted
  Stock Plans                          53,500              --            --               --            --                  --
Tax benefit from
  employee stock plans                     --          12,418            --               --            --              12,418
Restricted stock
  compensation expense                     --           1,064            --               --            --               1,064
Adjustment for change
  in Aldus Corporation
  fiscal year-end                    (130,534)         (3,265)           --           (4,394)          487              (7,172)
Dividends declared                         --              --            --          (10,418)           --             (10,418)
Repurchase of common
  stock                              (385,374)        (10,283)           --               --            --             (10,283)
Proceeds from sales of
  put warrants                             --             719            --               --            --                 719
Reclassification of put
  warrant obligations                      --           6,906            --               --            --               6,906
Unrealized losses on
  investments                              --              --        (1,088)              --            --              (1,088)
Foreign currency
  translation adjustment                   --              --            --               --          (235)               (235)
Net income                                 --              --            --            6,309            --               6,309
                                   ----------      ----------    -----------     -----------    -----------        -----------
Balances as of
  November 25, 1994                61,150,049      $  142,207    $   (1,088)     $   319,704    $   (4,052)        $   456,771
                                   ----------      ----------    -----------     -----------    -----------        -----------
                                   ----------      ----------    -----------     -----------    -----------        -----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           ADOBE SYSTEMS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          Years Ended
                                            -----------------------------------------
                                            November 25    November 26    November 27
                                                   1994           1993           1992
                                            -----------    -----------    -----------

Cash flows from operating activities:
  Net income                                $     6,309     $   66,545      $  50,389
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Restricted stock compensation
        expense                                   1,064          1,651          2,278
      Depreciation and amortization              53,207         45,566         37,130
      Deferred income taxes                     (12,505)        (1,178)       (11,539)
      Unrealized loss on investments                 --           (113)          (509)
      Provision for losses on accounts
        receivable                                1,518          1,842            862
      Tax benefit from employee stock
        plans                                    12,418         10,134          6,545
      Write-off of acquired in-process
        research and development                 15,469          4,285          6,325
      Loss on real estate partnership                --             --          6,000
      Non-cash restructuring costs               25,735             --             --
      Changes in operating assets and
        liabilities:
          Receivables                           (14,965)       (15,631)       (10,134)
          Inventories                             1,004            (85)          (190)
          Other current assets                      669         (1,143)          (132)
          Trade and other payables               11,720           7,866         6,397
          Accrued expenses                       10,915         10,277          6,698
          Accrued restructuring costs            28,457             --             --
          Income taxes payable                    1,495         11,134         16,821
          Deferred revenue                           --            590          2,896
                                            -----------    -----------    -----------
Net cash provided by operating
  activities                                    142,510        141,740        119,837
                                            -----------    -----------    -----------


                                                                     (Continued)








SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           ADOBE SYSTEMS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (CONTINUED)




                                                                          Years Ended
                                         --------------------------------------------
                                            November 25    November 26    November 27
                                                   1994           1993           1992
                                         --------------    -----------    -----------
Cash flows from investing activities:
  Purchases of short-term investments    $  (1,734,357)    $ (698,334)    $ (739,082)
  Maturities and sales of short-term
    investments                              1,697,993        671,064        723,277
  Acquisitions of property and
    equipment                                  (28,526)       (22,984)       (29,022)
  Capitalization of software
    development costs                           (9,133)       (11,573)        (9,821)
  Additions to other assets                    (17,813)        (4,904)       (11,340)
  Acquisitions, net of cash acquired           (14,750)        (4,554)       (12,271)
                                         --------------    -----------    -----------
Net cash used for investing activities        (106,586)       (71,285)       (78,259)
                                         --------------    -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common
    stock                                       44,449         14,045           9,516
  Proceeds from sales of put warrants              719            694             --
  Repurchase of common stock                   (10,283)       (25,533)       (47,744)
  Payment of dividends                          (9,906)        (8,523)        (7,212)
                                         --------------    -----------    -----------
Net cash provided by (used for)
  financing activities                          24,979        (19,317)       (45,440)
Effect of foreign currency exchange rates
  on cash and cash equivalents                  (1,297)          (516)        (4,023)
                                         --------------    -----------    -----------
Net increase (decrease) in cash
  and cash equivalents                          59,606         50,622         (7,885)
Adjustment for change in Aldus
  Corporation fiscal year-end                   (3,554)            --             --
Cash and cash equivalents at beginning
  of year                                      134,039         83,417         91,302
                                         --------------    -----------    -----------
Cash and cash equivalents at end
  of year                                   $  190,091     $  134,039      $  83,417
                                         --------------    -----------    -----------
                                         --------------    -----------    -----------


                                                                     (Continued)





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           ADOBE SYSTEMS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (CONTINUED)





                                                                          Years Ended
                                            November 25    November 26    November 27
                                            -----------------------------------------
                                                   1994           1993           1992
                                            -----------    -----------    -----------
Supplemental disclosures:
  Cash paid during the year for
    income taxes                            $   25,945     $    21,999    $    16,525
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------
  Noncash investing and financing
    activities:
      Dividends declared but not paid       $    2,778      $    2,262     $    1,780
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------
      Reclassification of put warrants      $   (6,906)     $    6,906     $       --
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------












SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1.
SIGNIFICANT ACCOUNTING POLICIES


OPERATIONS

Founded in 1982, Adobe Systems Incorporated ("Adobe" or the "Company") develops, markets and supports computer software products and technologies that enable users to create, display, print and communicate electronic documents. The Company licenses its technology to major computer and publishing suppliers, and markets application software products and typeface products for authoring and editing visually rich documents, including digital and video output. The Company distributes its products through a network of original equipment manufacturer
(OEM) customers, distributors and dealers, and value added resellers (VARs) and system integrators. The Company has operations in the Americas, Europe and Pacific Rim regions.

In August 1994, Adobe acquired Aldus Corporation ("Aldus"), a developer of software applications for the professional publishing, graphics and prepress markets; interactive publishing; and the general consumer market through a pooling of interests. Accordingly, the Company's financial statements have been restated, for all periods prior to the merger, to include the results of operations, financial position and cash flows of Aldus.

FISCAL YEAR

The Company's fiscal year is a 52-/53- week year ending on the last Friday of November.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include those of Adobe and its wholly owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (CONTINUED)

NOTE 1.
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents consist of instruments with maturities of three months or less at the time of purchase.

In 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting SFAS No. 115 was not material to the Company's financial position and results of operations. Certain cash equivalents and all of the Company's short-term and noncurrent investments, consisting principally of United States government and government agency securities, municipal bonds, commercial paper, auction rate preferred stocks, and asset-backed securities, are classified as available-for-sale under the provisions of SFAS No. 115. The securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity.

The amortized cost of available-for-sale debt securities are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest, investment and other income.

The Company owns a minority interest in certain technology companies and a majority interest in a limited partnership, established to invest in technology companies, and accounts for such investments under the cost method.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of certain foreign subsidiaries whose functional currency is the local currency are translated from their respective functional currencies to United States dollars at year-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of shareholders' equity. Certain other transaction gains or losses, which have not been material, are reported in results of operations.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (CONTINUED)

NOTE 1.
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of a building in Edinburgh, Scotland is calculated using the straight-line method over 35 years. Depreciation of equipment, and furniture and fixtures, is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally five to nine years.

OTHER ASSETS

Acquired technology, goodwill and licensing agreements are stated at cost less accumulated amortization. Amortization is provided on the straight-line method over the estimated useful lives of the respective assets, generally three years for technology, five to ten years for goodwill, and three to six years for licensing agreements. The Company periodically reviews the net realizable value of its intangible assets and adjusts the carrying amount accordingly.

Research and development costs are charged to expense when incurred. Costs incurred in the research and development of new software products and enhancements to existing software products are also expensed as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," and are included in other assets on the accompanying consolidated balance sheets. Such costs are amortized using the greater of the ratio of current product revenue to the total current and anticipated product revenue or the straight-line method of the software's estimated economic life, generally 9 to 24 months.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (CONTINUED)

NOTE 1.
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


OTHER ASSETS (CONTINUED)

Typeface production costs comprise direct and indirect costs associated with the production of typefaces to be used with the PostScript interpreter, or to be distributed in shrink-wrapped packages to end users through the retail channel or directly from the Company. Amortization is provided on the straight-line method over the estimated useful lives of the respective assets, which is generally three years.

REVENUE RECOGNITION

Licensing revenue is recognized when the Company's OEM customers ship their products incorporating Adobe's software to their end user customers. The Company also enters into contracts with OEMs to provide research and development to adapt the Company's software products to the OEMs' hardware products. Revenue on such contracts is recognized based on the percentage-of-completion method and is included in licensing revenue. Deferred revenue comprises payments received in advance of revenue recognized on the aforementioned contracts. Revenue relating to OEM licenses stipulating fixed future payment streams in excess of 12 months is recognized as income on a straight-line basis over the term of the licenses.

Application products revenue is recognized upon shipment. Revenue from distributors is subject to agreements allowing limited rights of return and price protection. The Company provides reserves for estimated future returns, exchanges and price protection. The costs associated with other obligations, consisting principally of the customer's right to use the Company's technical hotline, have been immaterial during all periods presented.

DIRECT COSTS

Direct costs include royalties, amortization of typeface production costs, amortization of acquired technologies, and direct product, packaging and shipping costs.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (CONTINUED)

NOTE 1.
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


INCOME TAXES

The Company accounts for its income taxes under SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date.

The Company does not provide deferred income taxes for unremitted earnings of foreign subsidiaries, as it is management's intent to reinvest these earnings indefinitely.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, short-term investments and accounts receivable. The Company's investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. The Company's investments are managed by recognized financial institutions that follow the Company's investment policy. The Company's policy limits the amount of credit exposure in any one issue and believes no significant concentration of credit risk exists with respect to these investments.

Credit risk in receivables is limited to OEMs, and to dealers and distributors of hardware and software products to the retail market. The Company adopts credit policies and standards to keep pace with the evolving software industry. Management believes that any risk of accounting loss is significantly reduced due to the diversity of its products, end users and geographic sales areas. The Company performs on-going credit evaluations of its customers' financial condition and requires letters of credit or other guarantees, whenever deemed necessary.

NET INCOME PER SHARE

Net income per share is based upon weighted average common and dilutive equivalent shares outstanding using the treasury stock method. Dilutive common equivalent shares include stock options and restricted stock. Fully diluted earnings per share for 1994, 1993 and 1992 were not materially different from primary earnings per share.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (CONTINUED)

NOTE 1.
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


RECLASSIFICATIONS

Certain reclassifications were made to the 1993 and 1992 consolidated financial statements to conform to the 1994 presentation.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (CONTINUED)

NOTE 2.
MERGER WITH ALDUS CORPORATION


On August 31, 1994, the Company issued approximately 14.2 million shares of its common stock in exchange for all of the common stock of Aldus. This business combination has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the results of operations, financial position and cash flows of Aldus.

The results of operations for the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.



                                               Nine                Years Ended
                                       Months Ended  -------------------------
                                          August 26   November 26  November 27
                                               1994          1993         1992
                                       ------------  ------------ ------------
Revenue:
 Adobe Systems Incorporated            $    260,112  $    313,457 $    265,931
 Aldus Corporation                          172,210       206,780      174,132
                                       ------------  ------------ ------------
Combined                               $    432,322  $    520,237 $    440,063
                                        ------------  ------------ ------------
                                        ------------  ------------ ------------
Net Income:
 Adobe Systems Incorporated            $     49,329  $     57,030 $     43,610
 Aldus Corporation                            5,131         9,515        6,779
                                       ------------  ------------ ------------
Combined                               $     54,460  $     66,545 $     50,389
                                       ------------  ------------ ------------
                                       ------------  ------------ ------------


Prior to the combination, Aldus' fiscal year ended on December 31. In recording the business combination, Aldus' financial statements for the 12 months ended November 25, 1994 were combined with the Company's financial statements for the same period. Aldus' financial statements for the years ended December 31, 1993 and 1992 were combined with the Company's financial statements for the years ended November 26, 1993 and November 27, 1992, respectively. Revenue and net income of Aldus for the month ended December 31, 1993 were $26.1 million and $4.4 million, respectively. Net income, the foreign currency translation adjustment, the issuance of common stock, and the net increase in cash and cash equivalents were adjusted to eliminate the effect of including Aldus' results of operations, financial position and cash flows for the month ended December 31, 1993 in the years ended November 25, 1994 and November 26, 1993.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (CONTINUED)

NOTE 2.
MERGER WITH ALDUS CORPORATION (CONTINUED)


There were no significant transactions between the Company and Aldus prior to the combination, which required elimination, and no adjustments were required to conform accounting policies. However, certain reclassifications were made to the 1993 and 1992 financial statements to conform to the 1994 presentation.

NOTE 3.
CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

As discussed in "Note 1 -- Significant Accounting Policies," in 1994 the Company adopted the provisions of SFAS No. 115.

Certain cash equivalents and all investments have been classified as available-for-sale securities, and as of November 25, 1994 consisted of the following:


                                           Unrealized    Unrealized    Estimated
                                    Cost        Gains        Losses   Fair Value
                            ------------ ------------  -----------  ------------
Tax-exempt
  commercial paper
  and agency discount
  notes                     $    152,326 $          4  $        (4) $    152,326
United States
  government
  treasury notes                  30,647           --         (629)       30,018
State and municipal
  bonds and notes                 92,931           --         (927)       92,004
Corporate notes                      511           --           (6)          505
Auction-rate securities           80,865           --            --       80,865
Asset-backed
  securities                       7,199           --         (322)        6,877
                            ------------ ------------  -----------  ------------
                            $    364,479 $          4  $    (1,888) $    362,595
                            ------------ ------------  -----------  ------------
                            ------------ ------------  -----------  ------------

Unrealized losses are reported as a separate component of shareholders' equity net of taxes of $0.8 million. Net realized gains for the year ended November 25, 1994 of $0.2 million are included in interest, investment and other income.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (CONTINUED)

NOTE 3.
CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (CONTINUED)


The Company's investments are classified as follows:


                                                                November 25
                                                                       1994
                                                               ------------
     Cash equivalents                                          $    152,326
     Short-term investments                                         210,269
                                                               ------------
                                                               $    362,595
                                                               ------------
                                                               ------------

The cost and estimated fair value of available-for-sale securities as of November 25, 1994, by contractual maturity, consisted of the following:

                                                                   Estimated
                                                     Cost         Fair Value
                                             ------------       ------------
Due in one year or less                      $    229,435       $    228,725
Due in one to three years                          46,981             46,128
Auction-rate securities                            80,865             80,865
                                             ------------       ------------
                                                  357,281            355,718
Asset-backed securities                             7,199              6,877
                                             ------------       ------------
                                             $    364,480       $    362,595
                                             ------------       ------------
                                             ------------       ------------

Included in auction-rate securities are Select Auction Variable Rate Securities (SAVRS) whose stated maturities exceed ten years, however, the Company had the option of adjusting the respective interest rates or liquidating these investments at auction on stated auction dates every 35 days.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (CONTINUED)

NOTE 4.
RECEIVABLES


Receivables consisted of the following:


                                                  November 25      November 26
                                                         1994             1993
                                                 ------------     ------------
 Trade receivables                               $     69,628     $     58,555
 Royalty receivables                                   26,800           22,532
 Interest and other receivables                         3,410            6,098
                                                 ------------     ------------
                                                       99,838           87,185
 Less allowance for doubtful accounts                   3,253            2,321
                                                 ------------     ------------
                                                 $     96,585     $     84,864
                                                 ------------     ------------
                                                 ------------     ------------

NOTE 5.
PROPERTY AND EQUIPMENT


Property and equipment consisted of the following:


                                                    November 25    November 26
                                                           1994           1993
                                                   ------------   ------------
  Land                                             $        782   $        740
  Building                                                4,615          4,370
  Equipment                                              88,285         82,079
  Furniture and fixtures                                 15,487         29,522
  Leasehold improvements                                  4,146          3,822
                                                   ------------   ------------
                                                        113,315        120,533
  Less accumulated depreciation and amortization         74,211         71,398
                                                   ------------   ------------
                                                   $     39,104   $     49,135
                                                   ------------   ------------
                                                   ------------   ------------

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (CONTINUED)

NOTE 6.
OTHER ASSETS


Other assets consisted of the following:


                                                 November 25     November 26
                                                        1994            1993
                                                ------------    ------------
   Licensing agreements                         $     15,565    $     16,057
   Goodwill                                           22,359          21,806
   Software development costs                         27,199          35,427
   Typeface production costs                              --           4,841
   Miscellaneous other assets                         16,123           7,437
                                                ------------    ------------
                                                      81,246          85,568
   Less accumulated amortization                      35,685          32,444
                                                ------------    ------------
                                                $     45,561    $     53,124
                                                ------------    ------------
                                                ------------    ------------


The following significant transactions and activities are included in other assets:

ACQUISITIONS AND GOODWILL

During 1994, the Company acquired LaserTools Corporation and Compumation, Incorporated for an aggregate purchase price of $17.0 million. Approximately $15.5 million was allocated to in-process research and development, and was expensed at the time of these acquisitions. The Company plans to integrate the acquired technologies into future products. In addition, Image Club Graphics, Incorporated ("Image Club"), a mail order catalog marketer, was acquired for an aggregate purchase price of $3.4 million in cash, which was primarily allocated to goodwill. Also during 1994, the Company acquired the remaining 20 percent interest of Aldus Kabushiki Kaisha ("Aldus K.K."), a Tokyo-based company, from Something Good, Inc., a Japanese software company for an aggregate purchase price of $2.0 million, which was primarily allocated to goodwill. Aldus K.K. develops and markets Japanese-language versions of the Company's products. Operating results of Aldus K.K. have been included in the consolidated statements from the date of acquisition.

During 1993, the Company acquired AH Software, Inc. (doing business as After Hours Software) and The Company of Science & Art, for an aggregate purchase price of $4.6 million in cash and $2.5 million in restricted stock. Of the purchase price, $4.3 million was allocated to in-process research and development, and was expensed at the time of these acquisitions.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (CONTINUED)

NOTE 6.
OTHER ASSETS (CONTINUED)


During 1992, the Company acquired OCR Systems Incorporated, Nonlinear Technologies, Incorporated, and 80 percent of Aldus K.K. for an aggregate purchase price of $13.8 million, of which $6.3 million was allocated to in-process research and development, and was expensed at the time of these acquisitions.

SOFTWARE DEVELOPMENT COSTS

Unamortized software development costs were $9.1 million and $17.1 million as of November 25, 1994 and November 26, 1993, respectively. Amortization of software development costs was $8.7 million, $10.2 million and $10.1 million for the years ended November 25, 1994, November 26, 1993, and November 27, 1992, respectively.

TYPEFACE PRODUCTION COSTS

Amortization of typeface production costs charged to direct costs was $4.8 million, $4.6 million and $4.1 million for the years ended November 25, 1994, November 26, 1993, and November 27, 1992, respectively.

MISCELLANEOUS OTHER ASSETS

Included in miscellaneous other assets are investments in a venture capital limited partnership, minority interests held in other technology companies and other intangible assets.

During 1991, the Company invested $6.0 million in a real estate partnership to acquire land and develop office space for its own use. During 1992, the Company chose to abandon its efforts to pursue the development of land and buildings under this partnership. The Company entered into an agreement with the general partner that dissolved the partnership without recourse to the Company. Accordingly, the investment was written off in 1992.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (CONTINUED)

NOTE 7.
ACCRUED EXPENSES


Accrued expenses consisted of the following:

                                                 November 25      November 26
                                                        1994             1993
                                                ------------     ------------
   Royalties                                    $     10,824     $     10,388
   Accrued compensation and benefits                  17,039           17,005
   Sales and marketing allowances                     19,445           12,466
   Miscellaneous accrued expenses                     31,692           19,255
                                                ------------     ------------
                                                $     79,000     $     59,114
                                                ------------     ------------
                                                ------------     ------------

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (CONTINUED)

NOTE 8.
ACCRUED RESTRUCTURING COSTS


On August 31, 1994, the Company merged with Aldus, described in "Note 2 -- Merger with Aldus Corporation," and initiated a plan to combine the operations of the two companies. On this date, the Company recorded a $72.2 million charge to operating expenses related to the merger transaction and restructuring costs.

Merger transaction costs consist principally of transaction fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restructuring costs include the elimination of redundant information systems and equipment, severance and outplacement of terminated employees, the write-off of certain assets related to product lines to be divested or eliminated, and cancellation of certain contractual agreements.

The merger transaction and restructuring costs are summarized below:


                             Provision    Period from Acquisition
                           Recorded at       to November 25, 1994  Accrued as of
                           Acquisition                       Cash   November 25
                                  Date   Write-offs      Payments          1994
                           ------------ ------------  ------------ ------------
  Merger transaction
    costs                  $     14,618 $         --  $      8,755 $      5,863
  Restructuring costs:
   Severance and
    outplacement                 20,784           --         9,236       11,548
   Redundant
    information
    systems and
    equipment                    10,778       10,778            --           --
   Assets associated
    with duplicate
    product lines                14,957       14,957            --           --
   Cancellation of
    facility leases and
    other contracts              11,046           --            --       11,046
                           ------------ ------------  ------------ ------------
                           $     72,183 $     25,735  $     17,991 $     28,457
                           ------------ ------------  ------------ ------------
                           ------------ ------------  ------------ ------------

                                   ADOBE SYSTEMS INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                           (CONTINUED)

NOTE 8.
ACCRUED RESTRUCTURING COSTS (CONTINUED)


The nature, timing and extent of restructuring costs follows:

SEVERANCE AND OUTPLACEMENT

As a result of the merger, certain technical support, customer service, distribution and administrative functions were combined and reduced. Restructuring included severance and outplacement charges related to approximately 500 terminated employees. Affected employees had received notification of their termination by September 9, 1994, and final assignments are expected to be completed during the first quarter of 1995.

REDUNDANT INFORMATION SYSTEMS AND EQUIPMENT

To facilitate the operations of the Company, the combined organization migrated to a common management information system, which resulted in the write-off of the book value of the abandoned systems. The sale or disposal of duplicate information systems and equipment was completed in the fourth quarter of 1994.

ASSETS ASSOCIATED WITH DUPLICATE PRODUCT LINES

As a condition of the merger, the Company will no longer (after January 1995) sell and distribute FreeHand, the illustration program previously sold and distributed by Aldus. In addition, PhotoStyler, an image and video editing software tool, was discontinued in the fourth quarter of 1994, as the product competed with certain existing products of the Company. The respective inventories and capitalized software development costs and technologies of these duplicate product lines were written off in the fourth quarter of 1994.

CANCELLATION OF FACILITY LEASES AND OTHER CONTRACTS

The Company plans to consolidate duplicate offices in Europe, Japan, Canada and the United States. Lease and third-party contract termination payments, resulting from the planned closure of these facilities, are expected to continue through the lease term or negotiated early termination date, if applicable.

                                   ADOBE SYSTEMS INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                           (CONTINUED)

NOTE 9.
INCOME TAXES


Income before income taxes includes net income (loss) from foreign operations of approximately $(10.5) million, $13.5 million and $3.5 million for the years ended November 25, 1994, November 26, 1993, and November 27, 1992, respectively.

The provision for income taxes consisted of the following:


                                                             Years Ended
                                 ---------------------------------------
                                  November 25  November 26   November 27
                                         1994         1993          1992
                                 ------------ ------------  ------------
 Current:
   United States federal         $     21,776 $     14,400  $     18,667
   Foreign                              7,579        8,714         7,248
   State and local                      7,120        6,445         6,138
                                 ------------ ------------  ------------
 Total current                         36,475       29,559        32,053
                                 ------------ ------------  ------------
 Deferred:
   United States federal              (11,525)      (1,926)       (7,954)
   Foreign                             (1,785)         964            18
   State and local                     (1,895)        (216)       (1,603)
                                 ------------ ------------  ------------
 Total deferred                       (15,205)      (1,178)       (9,539)
                                 ------------ ------------  ------------
 Charge in lieu of taxes
   attributable
   to employee stock plans             12,418       10,134         6,545
                                 ------------ ------------  ------------
                                 $     33,688 $     38,515  $     29,059
                                 ------------ ------------  ------------
                                 ------------ ------------  ------------

                                   ADOBE SYSTEMS INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                           (CONTINUED)

NOTE 9.
INCOME TAXES (CONTINUED)


Total income tax expense differs from the expected tax expense (computed by multiplying the United States federal statutory rate of approximately 35 percent for 1994 and 1993, and 34 percent for 1992, to income before income taxes) as a result of the following:


                                                                                           Years Ended
                                                      ------------------------------------------------
                                                       November 25       November 26       November 27
                                                              1994              1993              1992
                                                      ------------      ------------      ------------
 Computed "expected" tax expense                      $     13,999      $     36,804      $     27,012
 State tax expense, net of federal benefit                   3,396             5,154             3,826
 Nondeductible merger costs                                  5,209                --                --
 Nondeductible write-off of acquired
   in-process research and development                       7,216               489               245
 Tax credits                                                (1,755)           (3,433)           (3,344)
 Foreign losses, not benefited                               3,550               676               462
 Foreign tax rate differential                               2,018                --                --
 Other, net                                                     55            (1,175)              858
                                                      ------------      ------------      ------------
                                                      $     33,688      $     38,515      $     29,059
                                                      ------------      ------------      ------------
                                                      ------------      ------------      ------------

                                   ADOBE SYSTEMS INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                           (CONTINUED)

NOTE 9.
INCOME TAXES (CONTINUED)


The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of 1994 and 1993 are presented below:


                                               November 25   November 26
                                                      1994          1993
                                              ------------  ------------
 Deferred tax assets:
   Acquired technology                        $      3,306  $      1,428
   Reserves and deferred revenue                    17,515        10,599
   Depreciation                                      2,438         1,982
   Foreign operating loss carryforwards              5,130         2,678
   Tax credits and other carryforwards               4,088         3,777
   Other                                             1,285         3,657
                                              ------------  ------------
    Total gross deferred tax assets                 33,762        24,121
    Deferred tax asset valuation allowance          (5,130)       (2,678)
                                              ------------  ------------
    Total deferred tax assets                       28,632        21,443
                                              ------------  ------------
 Deferred tax liabilities:
   Basis difference of acquired assets                (694)          (35)
   Capitalized costs                                (1,297)       (7,270)
   Other                                              (204)       (1,006)
                                              ------------  ------------
    Total deferred tax liabilities                  (2,195)       (8,311)
                                              ------------  ------------
 Net deferred tax assets                      $     26,437  $     13,132
                                              ------------  ------------
                                              ------------  ------------

As of November 25, 1994, the Company had United States tax credit carryforwards of approximately $4 million, which expire in years 1997 through 2008. The carryforwards are attributable to the premerger years of Aldus and are subject to certain limitations on usage. The Company also has foreign operating loss carryovers in various jurisdictions of approximately $13.5 million with various expiration dates. For financial reporting purposes, a valuation allowance has been established to fully offset the deferred tax assets related to foreign operating losses due to uncertainties in utilizing these losses. The increase in the valuation allowance in 1994 resulted from foreign losses for which no tax benefit has been recognized.

                                   ADOBE SYSTEMS INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                           (CONTINUED)

NOTE 10.
EMPLOYEE BENEFIT PLANS


STOCK OPTION PLAN

As of November 25, 1994, the Company had reserved 20,000,000 shares of common stock for issuance under its Stock Option Plan.

Each option assumed by Adobe under the Merger Agreement will continue to have, and be subject to, the same terms and conditions set forth in the relevant Stock Option Plan. The Aldus plan provided for the granting of stock options to employees and officers at the fair market value at the grant date. Options vest at 20 percent after the first year and ratably each month for the next four years.

The Adobe plan provides for the granting of stock options to employees and officers at the fair market value of the Company's common stock at the grant date. Options generally vest over three years: 25 percent after the first year, and the remainder ratably each month for the next two years so that the options are 50 percent vested after the second year and fully vested after the third year. All options have a five-, seven-, or ten-year term. Stock option activity for 1992, 1993 and 1994 is presented on the following page.

                                   ADOBE SYSTEMS INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                           (CONTINUED)

NOTE 10.
EMPLOYEE BENEFIT PLANS (CONTINUED)


STOCK OPTION PLAN (CONTINUED)


                                                                            Options Outstanding
                                                     Options      ------------------------------
                                                   Available            Number             Price
                                                   for Grant         of Shares         per Share
                                                ------------      ------------      ------------
 Balances as of November 29, 1991                  5,093,694         8,396,826       $0.02-49.00
 Options granted                                  (4,813,516)        4,813,516       10.25-33.88
 Options exercised                                        --          (972,271)       0.02-24.75
 Options cancelled                                 3,117,067        (3,117,067)       0.58-49.00
                                                ------------      ------------      ------------
 Balances as of November 27, 1992                  3,397,245         9,121,004        0.02-47.25

 Additional shares reserved                        4,500,000                --                --
 Options granted                                  (3,278,018)        3,278,018        2.17-33.75
 Options exercised                                        --        (1,366,387)       0.02-27.25
 Options cancelled                                   741,861          (741,861)       0.58-37.87
                                                ------------      ------------      ------------
 Balances as of November 26, 1993                  5,361,088        10,290,774        0.06-47.25

 Options granted                                  (2,246,430)        2,246,430       17.25-36.38
 Options exercised                                        --        (2,331,438)       0.06-33.75
 Options cancelled                                   788,482          (788,482)       0.58-33.75
 Adjustment for change in Aldus
   Corporation fiscal year-end                       142,314           (51,421)               --
 Aldus options retired                              (968,713)               --                --
                                                ------------      ------------      ------------
 Balances as of November 25, 1994                  3,076,741         9,365,863      $ 0.25-47.25
                                                ------------      ------------      ------------
                                                ------------      ------------      ------------


Of the options outstanding, 5,570,349 were exercisable as of November 25, 1994.

                                   ADOBE SYSTEMS INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                           (CONTINUED)

NOTE 10.
EMPLOYEE BENEFIT PLANS (CONTINUED)


RESTRICTED STOCK OPTION PLAN

The Company's Restricted Stock Option Plan provides for the granting of nonqualified stock options to nonemployee directors and consultants. Option grants are limited to 7,500 shares per person in each fiscal year and are immediately exercisable within a ten-year term. Options generally vest over three years: 25 percent in each of the first two years and 50 percent in the third year. Stock option activity for 1992, 1993 and 1994 is as follows:

                                                                             Options Outstanding
                                                     Options      ------------------------------
                                                   Available            Number             Price
                                                   for Grant         of Shares         per Share
                                                ------------      ------------      ------------
 Balances as of November 29, 1991                     82,500            95,000      $ 4.13-27.00
 Options granted                                    (50,000)            50,000       14.06-21.56
 Options exercised                                        --           (5,000)             11.13
                                                ------------      ------------      ------------
 Balances as of November 27, 1992                     32,500           140,000        4.13-27.00

 Options granted                                    (40,000)            40,000             23.94
 Options exercised                                        --           (5,000)             11.13
 Options cancelled                                    20,000          (20,000)       21.56-27.00
                                                ------------      ------------      ------------
 Balances as of November 26, 1993                     12,500           155,000        4.13-27.00

 Additional shares reserved                           50,000                --                --
 Options granted                                    (45,000)            45,000       21.88-31.75
                                                ------------      ------------      ------------
 Balances as of November 25, 1994                     17,500           200,000      $ 4.13-31.75
                                                ------------      ------------      ------------
                                                ------------      ------------      ------------

All options outstanding were exercisable as of November 25, 1994 under the Restricted Stock Option Plan. In addition, 95,375 outstanding options under the Aldus Restricted Stock Option Plan were assumed by Adobe, of which all shares are outstanding and exercisable as of November 25, 1994, at prices ranging from $13.75 to $47.25 per share.

                                   ADOBE SYSTEMS INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                           (CONTINUED)

NOTE 10.
EMPLOYEE BENEFIT PLANS (CONTINUED)


PERFORMANCE AND RESTRICTED STOCK PLAN

The Company's Performance and Restricted Stock Plan is an amendment and restatement of the Restricted Stock Plan. In August 1994, shareholders approved an amendment to increase the number of shares authorized for issuance from 1,000,000 to 1,500,000. The Performance and Restricted Stock Plan provides for the granting of restricted stock and/or performance units to officers and key employees. Shares issued under this plan vest annually over three years but are considered outstanding at the time of grant, as the shareholders are entitled to dividends and voting rights. Performance units issued under this plan would entitle the recipient to receive shares upon completion of the performance period subject to attaining identified performance goals. As of November 25, 1994, 702,192 shares were outstanding under this plan, of which 101,787 were not yet vested. As of November 25, 1994, no performance units had been issued.

EMPLOYEE STOCK PURCHASE PLAN

Under the terms of the Company's Employee Stock Purchase Plan, eligible employee participants may purchase shares of the Company's common stock semiannually at 85 percent of the market price, on either the purchase date or the offering date, whichever price is lower. In April 1994, shareholders approved an amendment to increase the number of shares authorized for issuance under the plan from 2,000,000 to 4,000,000.

PRETAX SAVINGS PLAN

In 1987, the Company adopted an Employee Investment Plan, qualified under
Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all of the Company's United States employees. Under the plan, eligible employees may contribute up to 18 percent of their pretax salary, subject to certain limitations. There were 841 employees under the plan in 1994 and 720 employees under the plan in 1993. Commencing in 1992, the Company matched a portion of employee contributions. Company matching contributions, which can be terminated at the Company's discretion, were $0.7 million and $0.6 million in 1994 and 1993, respectively. No matching contributions were made to the plan in 1992.

                                   ADOBE SYSTEMS INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                           (CONTINUED)

NOTE 11.
CAPITAL STOCK


SHAREHOLDER RIGHTS PLAN

The Company's Shareholder Rights Plan is intended to protect shareholders from unfair or coercive takeover practices. In accordance with this plan, the Board of Directors declared a dividend distribution of one common stock purchase right on each outstanding share of its common stock held as of July 24, 1990. Each right entitles the registered holder to purchase from the Company a share of common stock at $230. The rights become exercisable in the following circumstances:

   * The rights become exercisable ten days after a public announcement by another entity that it has acquired beneficial ownership of 20 percent or more of the shares (and that is without the approval of the Board of Directors) or, if earlier, a public announcement of another entity's intention to commence a tender offer to acquire beneficial ownership of 20 percent or more of the shares.

   * The rights become exercisable if another entity engages in certain self-dealing transactions with the Company or becomes the beneficial owner of 20 percent or more of the shares.

   * The rights become exercisable if the Company is acquired by any person in a merger or business combination transaction, or if 50 percent or more of the Company's assets or earnings powers are being sold to another entity.

The rights are redeemable by the Company prior to exercise at $0.01 per right and expire on July 24, 2000.

PUT WARRANTS

In a series of private placements in 1994 and 1993, the Company sold put warrants entitling the holder of each warrant to sell one share of common stock to the Company at a specified price. The Company received $719,000 and $694,000 for the sale of put warrants in 1994 and 1993, respectively.

The Company's $6.9 million potential buyback obligation, as of November 26, 1993, was removed from shareholders' equity and recorded as put warrants. At the prevailing market prices for the Company's common stock, there was no dilutive effect on earnings per share in 1993. No put warrants were outstanding as of November 25, 1994.

                                   ADOBE SYSTEMS INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                           (CONTINUED)

NOTE 11.
CAPITAL STOCK (CONTINUED)


STOCK SPLIT

On July 9, 1993, the Board of Directors of the Company approved a two-for-one split of the Company's common stock, payable in the form of a stock dividend. The shares were distributed on August 10, 1993, to shareholders of record on July 27, 1993. The share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted to reflect the effects of this split for all periods presented.


NOTE 12.
COMMITMENTS AND CONTINGENCIES


LEASE COMMITMENTS

The Company has operating leases for its corporate headquarters, field sales offices and certain office equipment that expire at various dates through 2001. Rent expense for these leases aggregated $14.8 million, $17.0 million and $13.1 million during 1994, 1993 and 1992, respectively. As of November 25, 1994, future minimum lease payments under noncancellable operating leases are as follows: 1995 -- $15.0 million; 1996 -- $11.5 million; 1997 -- $3.7 million;
1998 -- $1.3 million; 1999 -- $0.9 million; and $4.8 million thereafter.

REAL ESTATE DEVELOPMENT AGREEMENT

In 1994, the Company entered into a real estate development agreement for the construction of an office facility and in 1996 will enter into an operating lease agreement for this facility. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, which is approximately $52.0 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor to secure the performance of its obligations under the lease, and as of November 25, 1994, the Company had deposited approximately $2.3 million in securities.

                                   ADOBE SYSTEMS INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                           (CONTINUED)

NOTE 12.
COMMITMENTS AND CONTINGENCIES (CONTINUED)


ROYALTIES

The Company has certain royalty commitments associated with the shipment and licensing of certain products. While royalty expense is generally based on a dollar amount per unit shipped, ranging from $0.25 to $63.00, certain royalties are based on a percentage, ranging from 0.2 percent to 20 percent, of the underlying revenue. Royalty expense was approximately $34.8 million, $32.4 million and $32.5 million for the years ended November 25, 1994, November 26, 1993, and November 27, 1992, respectively.

LEGAL ACTIONS

The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operations.


NOTE 13.
TRANSACTIONS WITH AFFILIATES


The Company holds a 10 percent equity interest in McQueen Holdings Limited ("McQueen") and accounts for the investment at cost. During 1994, the Company entered into various agreements with McQueen, whereby the Company has contracted with McQueen to perform printing, assembly and warehousing services, and has agreed to guarantee obligations under operating leases for certain facilities utilized by McQueen and to guarantee a certain level of business between the Company and McQueen. The remaining aggregate contingent liability for nonpayment of rent, through September 1999, for facilities occupied by McQueen was approximately $2.3 million, and minimum monthly payments Adobe will make to McQueen for certain services, over the next three years, are approximately $15.8 million. Purchases from McQueen amounted to $13.0 million, $12.6 million and $11.0 million during 1994, 1993 and 1992, respectively.

                                   ADOBE SYSTEMS INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                           (CONTINUED)

NOTE 14.
FAIR VALUE OF FINANCIAL INSTRUMENTS


The Company's cash equivalents and short-term investments are carried at fair value, based on quoted market prices for these or similar investments. For other investments, included in miscellaneous other assets, the estimated fair value is determined using available market information or other appropriate valuation methodologies, and the carrying amount of these investments approximates fair value.

Put warrants outstanding as of November 26, 1993 are carried at the maximum amount required to settle the potential obligations under the terms of the put warrants. The fair value of the put warrants is not practically determinable, because it fluctuates based on the Company's stock price and at any point in time could be less than the carrying amount.


NOTE 15.
INDUSTRY SEGMENT REPORTING AND FOREIGN OPERATIONS


Adobe and its subsidiaries operate in one dominant industry segment. The Company is engaged principally in the design, development, manufacture and licensing of computer software. No customer accounted for more than 10 percent of the Company's total revenue in 1994, 1993 or 1992.

The Americas operations include revenue and results of operations in North America, South America, Mexico and Latin America, as well as licensing revenue recognized on a worldwide basis. Licensing revenue is not available on a geographic basis, because the source of licensing revenue is known only by the OEMs' headquarters, and not necessarily by the geographic region providing the revenue stream to the OEMs. Accordingly, all licensing revenue is included in The Americas. European operations primarily include subsidiaries in the Netherlands, the United Kingdom, France, Germany and Sweden, while Pacific Rim operations include subsidiaries in Japan and Australia. Transfers between subsidiaries are accounted for at amounts that are generally above cost and consistent with rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Identifiable assets are those assets that can be directly associated with a particular geographic area and subsidiary. Geographic information for each of the years in the three-year period ended November 25, 1994 is presented on the following page.

                                   ADOBE SYSTEMS INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                           (CONTINUED)

NOTE 15.
INDUSTRY SEGMENT REPORTING AND FOREIGN OPERATIONS (CONTINUED)


                                                             YEARS ENDED
                                  --------------------------------------
                                   November 25  November 26  November 27
                                          1994        1993          1992
                                  ------------  ----------  ------------
 Revenue:
   The Americas                   $    430,770  $  386,156  $    350,486
   Europe                              108,903     107,582        92,147
   Pacific Rim                          72,036      51,495        30,557
   Eliminations                        (13,937)    (24,996)      (33,127)
                                  ------------  ----------  ------------
                                  $    597,772  $  520,237  $    440,063
                                  ------------  ----------  ------------
                                  ------------  ----------  ------------

 Operating income:
   The Americas                   $     (1,847) $   64,719  $     70,345
   Europe                                   53      22,361        16,539
   Pacific Rim                          32,745      21,645        11,010
   Eliminations                             34     (16,494)      (23,428)
                                  ------------  ----------  ------------
                                  $     30,985  $   92,231  $     74,466
                                  ------------  ----------  ------------
                                  ------------  ----------  ------------

 Identifiable assets:
   The Americas                   $    591,625  $  608,636  $    417,800
   Europe                               53,944      46,205        51,885
   Pacific Rim                          18,633       9,885         8,067
   Eliminations                        (38,699)   (134,886)      (40,129)
                                  ------------  ----------  ------------
                                  $    625,503  $  529,840  $    437,623
                                  ------------  ----------  ------------
                                  ------------  ----------  ------------

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Adobe Systems Incorporated

We have audited the balance sheet of Aldus Corporation as of December 31, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1993 (not presented separately herein). These financial statements are the responsibility of Aldus' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statments referred to above present fairly, in all material respects, the consolidated financial position of Aldus Corporation at December 31, 1993, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.


                                   Ernst & Young LLP



Seattle, Washington
January 28, 1994

                                  FINANCIAL STATEMENT SCHEDULE

As required under Item 8. Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section. The financial statement schedule included in this section is as follows:


                                                                 Sequentially
Schedule                                                             Numbered
Number         Financial Statement Schedule Description                  Page
- - -------------  --------------------------------------------      ------------
Schedule II    Valuation and Qualifying Accounts                       97

                                   ADOBE SYSTEMS INCORPORATED

                                           SCHEDULE II

                               VALUATION AND QUALIFYING ACCOUNTS
                                         (IN THOUSANDS)

                   VALUATION AND QUALIFYING ACCOUNTS WHICH ARE DEDUCTED IN THE
                        BALANCE SHEET FROM THE ASSETS TO WHICH THEY APPLY

                                                 Additions
                                     ---------------------
                         Balance at  Charged to Charged to               Balance at
                          Beginning   Operating      Other                      End
                          of Period    Expenses   Accounts  Deductions    of Period
                         ----------  ---------- ----------  ---------- ------------
Allowance for doubtful
accounts:
 Year Ended:
  November 25, 1994          $ 2,321   $  1,518   $ --      $    586   $      3,253
  November 26, 1993            1,916      1,842     --         1,437          2,321
  November 27, 1992            1,963        862     --           909          1,916

Deductions related to the allowance for doubtful accounts, represent amounts written off against the allowance.



SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT.

                                            EXHIBITS

As required under Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

                                                                   Sequentially
Exhibit                                                                Numbered
Number         Exhibit Description                                         Page
- - -----------    --------------------------------------------------  ------------
3.2.6          Restated Bylaws                                              99
10.32          Sublease of the Land and Lease of the Improvements           126
               By and Between Sumitomo Bank Leasing and Finance
               Inc. and Adobe Systems Incorporated
11             Computation of Earnings per Common Share                     193
21             Subsidiaries of the Registrant                               194
23             Consent of Independent Auditors                              195
23.1           Consent of Ernst & Young LLP, Independent Auditors           196
27             Financial Data Schedule                                      197