Form 10-Q
period 1995-03-03
ADOBE SYSTEMS INC
filed 1995-04-17
CIK 796343

                      SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                             -------------------

                                  FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 1995

                                     OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934






For the transition period from _____________ to _____________



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

                               (415) 961-4400
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  X   NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Shares Outstanding
             Class                                    March 3, 1995
             -----                                    -------------
    Common stock, no par value                          62,314,440

                            TABLE OF CONTENTS


                                                                       Page No.

                      PART I -- FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements                    3


Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          17


                       PART II -- OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                              27




Signature                                                                   34


Summary of Trademarks                                                       35

Exhibits                                                                    36

PART I -- FINANCIAL INFORMATION


ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included under this item are as follows:
                                                                 Sequentially
                                                                     Numbered
Financial Statement Description                                          Page
- -------------------------------------------------------------    ------------
- -     Condensed Consolidated Statements of Income
      Quarters Ended March 3, 1995 and February 25, 1994                    4
- -     Condensed Consolidated Balance Sheets
      March 3, 1995 and November 25, 1994                                   5
- -     Condensed Consolidated Statements of Cash Flows
      Three Months Ended March 3, 1995 and February 25, 1994                6
- -     Notes to Condensed Consolidated Financial Statements                  8

                         ADOBE SYSTEMS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended
                                                      ------------------------
                                                         March 3   February 25
                                                            1995          1994
                                                      ----------   -----------
Revenue:
  Licensing                                           $   46,314   $    36,326
  Application products                                   122,278        99,566
                                                      ----------   -----------
Total revenue                                            168,592       135,892
Direct costs                                              32,751        26,005
                                                      ----------   -----------
Gross margin                                             135,841       109,887
                                                      ----------   -----------
Operating expenses:
  Software development costs:
    Research and development                              26,368        21,698
    Amortization of capitalized
      software development costs                           2,560         2,621
  Sales, marketing and
    customer support                                      46,032        45,668
  General and administrative                              11,574        11,988
                                                      ----------   -----------
Total operating expenses                                  86,534        81,975
                                                      ----------   -----------
Operating income                                          49,307        27,912
Nonoperating income:
  Interest, investment and
    other income                                           5,176         2,029
                                                      ----------   -----------
Income before income taxes                                54,483        29,941
Provision for income taxes                                20,133        10,848
                                                      ----------   -----------
Net income                                            $   34,350   $    19,093
                                                      ----------   -----------
                                                      ----------   -----------

Net income per share                                  $      .54   $       .31
                                                      ----------   -----------
                                                      ----------   -----------

Shares used in computing net
  income per share                                        64,043        61,289
                                                      ----------   -----------
                                                      ----------   -----------




        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ADOBE SYSTEMS INCORPORATED

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      March 3      November 25
                                                         1995             1994
                                                  -----------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                       $   172,357      $   190,091
  Short-term investments                              250,801          210,269
  Receivables                                         100,031           96,585
  Inventories                                           6,778            9,619
  Other current assets                                  6,051            7,837
  Deferred income taxes                                16,838           17,962
                                                  -----------      -----------
Total current assets                                  552,856          532,363
Property and equipment                                 42,386           39,104
Other assets                                           56,365           45,561
Deferred income taxes                                   8,886            8,475
                                                  -----------      -----------
                                                  $   660,493      $   625,503
                                                  -----------      -----------
                                                  -----------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade and other payables                        $    26,012      $    30,840
  Accrued expenses                                     82,040           79,000
  Accrued restructuring costs                          14,635           28,457
  Income taxes payable                                 18,288           23,083
  Deferred revenue                                      8,388            7,352
                                                  -----------      -----------
Total current liabilities                             149,363          168,732
                                                  -----------      -----------
Shareholders' equity:
  Preferred stock, no par value;
    2,000,000 shares authorized;
    none issued                                            --               --
  Common stock, no par value;
    200,000,000 shares authorized;
    62,314,440 and 61,150,049 shares issued
    and outstanding as of March 3, 1995,
    and November 25, 1994, respectively               164,498          142,207
  Unrealized losses on investments                       (587)          (1,088)
  Retained earnings                                   350,922          319,704
  Cumulative foreign currency translation
  adjustments                                          (3,703)          (4,052)
                                                  -----------      -----------
Total shareholders' equity                            511,130          456,771
                                                  -----------      -----------
                                                  $   660,493      $   625,503
                                                  -----------      -----------
                                                  -----------      -----------




      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ADOBE SYSTEMS INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (IN THOUSANDS)


                                                            Three Months Ended
                                                     -------------------------
                                                         March 3   February 25
                                                            1995          1994
                                                     -----------  ------------
Cash flows from operating activities:
  Net income                                         $    34,350   $    19,093
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Stock compensation expense                               529           253
    Depreciation and amortization                         10,225        10,292
    Deferred income taxes                                    708          (627)
    Unrealized loss on investments                            --           423
    Provision for losses on accounts receivable              307          (147)
    Tax benefit from employee stock plans                  5,073         4,310
    Changes in operating assets and liabilities:
      Receivables                                         (4,237)       (1,847)
      Inventories                                          2,929           547
      Other current assets                                   887           (67)
      Trade and other payables                            (4,353)       (4,358)
      Accrued expenses                                     2,050           (91)
      Accrued restructuring costs                        (12,869)           --
      Income taxes payable                                (4,908)       (8,576)
      Deferred revenue                                     1,018        (1,617)
                                                     -----------    ----------
Net cash provided by operating activities                 31,709        17,588
                                                     -----------    ----------
Cash flows from investing activities:
  Purchases of short-term investments                 (1,455,278)     (225,469)
  Maturities and sales of short-term investments       1,415,247       208,933
  Acquisitions of property and equipment                  (8,913)       (6,990)
  Capitalization of software development costs                --        (2,502)
  Additions to other assets                              (15,110)       (1,644)
                                                     -----------   -----------
Net cash used for investing activities                   (64,054)      (27,672)
                                                     -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                  24,453         8,388
  Proceeds from sales of put warrants                         --           358
  Repurchase of common stock                              (7,765)       (3,818)
  Payment of dividends                                    (3,131)       (2,266)
                                                     -----------   -----------
Net cash provided by (used for) financing
activities                                                13,557         2,662
                                                     -----------   -----------
                                                                    (Continued)



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ADOBE SYSTEMS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (CONTINUED)


                                                                     Three Months Ended
                                                          -----------------------------
                                                               March 3      February 25
                                                                  1995             1994
                                                          ------------     ------------
Effect of foreign currency exchange rates on
  cash and cash equivalents                               $      1,054     $       (451)
                                                          ------------     ------------
Net (decrease) in cash and cash equivalents                    (17,734)          (7,873)
Adjustment for change in Aldus Corporation
  fiscal year-end                                                   --           (3,554)
Cash and cash equivalents at beginning of period               190,091          134,039
                                                          ------------     ------------
Cash and cash equivalents at end of period                $    172,357     $    122,612
                                                          ------------     ------------
                                                          ------------     ------------

Supplemental disclosures:
  Cash paid during the period for income taxes            $     17,412     $     13,054
                                                          ------------     ------------
                                                          ------------     ------------

  Noncash investing and financing activities:
    Dividends declared but not paid                       $      3,133     $      2,300
                                                          ------------     ------------
                                                          ------------     ------------
    Reclassification of put warrants                      $         --     $     (6,906)
                                                          ------------     ------------
                                                          ------------     ------------


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ADOBE SYSTEMS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

NOTE 1.
SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated statements of income, balance sheets and statements of cash flows reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the condensed consolidated financial position at March 3, 1995, and the condensed consolidated statements of income and cash flows for the interim periods ended March 3, 1995 and February 25, 1994.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements which included all information and footnotes necessary for such a presentation of the results of operations, financial position and cash flows for the years ended November 25, 1994, November 26, 1993 and November 27, 1992, in the Company's 1994 Form 10-K.

The results of operations for the interim period ended March 3, 1995, are not necessarily indicative of the results to be expected for the full year.

                          ADOBE SYSTEMS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (CONTINUED)

NOTE 2.
MERGER WITH ALDUS CORPORATION


On August 31, 1994, the Company issued approximately 14.2 million shares of its common stock in exchange for all of the common stock of Aldus Corporation ("Aldus"). This business combination has been accounted for as a pooling of interests, and accordingly, the condensed consolidated financial statements have been restated to include the results of operations, the financial position and cash flows of Aldus.

Prior to the combination, Aldus' fiscal year ended on December 31. In recording the business combination, Aldus' financial statements for the quarter ended February 25, 1994 were combined with the Company's for the same period. Aldus' financial statements for the year ended December 31, 1993 were combined with the Company's for the year ended November 26, 1993. Revenue and net income for Aldus for the month ended December 31, 1993 were $26.1 million and $4.4 million, respectively. Net income, the foreign currency translation adjustment, the issuance of common stock and the net increase in cash and cash equivalents were adjusted to eliminate the effect of including Aldus' results of operations, financial position and cash flows for the month ended December 31, 1993 in the quarter ended February 25, 1994 and the year ended November 26, 1993.

                          ADOBE SYSTEMS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (CONTINUED)

NOTE 3.
CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS


Certain cash equivalents and all investments have been classified as available-for-sale securities, and consisted of the following:


                                                       As of March 3, 1995
                              --------------------------------------------
                                        Unrealized  Unrealized   Estimated
                                  Cost       Gains      Losses  Fair Value
                              --------  ----------  ----------  ----------
  Money market
    mutual funds and
    time deposits             $ 24,627  $   --      $   --      $   24,627
  Put bonds and
    weekly floaters             23,310      --          --          23,310
  Tax-exempt
    commercial paper
    and agency discount
    notes                       89,665      --          --          89,665
  United States
    government
    treasury notes              38,592          12        (418)     38,186
  State and municipal
    bonds and notes            146,754         262        (560)    146,456
  Corporate notes                  506      --              (3)        503
  Auction-rate securities       59,410      --             (10)     59,400
  Asset-backed
    securities                   6,554      --            (298)      6,256
                              --------  ----------  ----------  ----------
                              $389,418  $      274  $   (1,289) $  388,403
                              --------  ----------  ----------  ----------
                              --------  ----------  ----------  ----------


                          ADOBE SYSTEMS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (CONTINUED)

NOTE 3.
CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (CONTINUED)



                                                   As of November 25, 1994
                              --------------------------------------------
                                        Unrealized  Unrealized   Estimated
                                  Cost       Gains      Losses  Fair Value
                              --------  ----------  ----------  ----------
  Money market
    mutual funds and
    time deposits             $  7,812  $        4  $       --  $    7,816
  Tax-exempt
    commercial paper
    and agency discount
    notes                      144,514          --          (4)    144,510
  United States
    government
    treasury notes              30,647          --        (629)     30,018
  State and municipal
    bonds and notes             92,931          --        (927)     92,004
  Corporate notes                  511          --          (6)        505
  Auction-rate securities       80,865          --          --      80,865
  Asset-backed
    securities                   7,199          --        (322)      6,877
                              --------  ----------  ----------  ----------
                              $364,479  $        4  $   (1,888) $  362,595
                              --------  ----------  ----------  ----------
                              --------  ----------  ----------  ----------


Unrealized losses are reported as a separate component of shareholders' equity net of taxes of $0.5 million and $0.8 million at March 3, 1995 and November 25, 1994, respectively. Net realized gains or losses are included in interest, investment and other income. Net realized losses were insignificant for the quarters ended March 3, 1995 and February 25, 1994.

The Company's investments are classified as follows:


                                                      March 3  November 25
                                                         1995         1994
                                                     --------  -----------
  Cash equivalents                                   $132,108     $150,071
  Short-term investments                              250,801      210,269
  Other assets -- restricted funds                      5,494        2,255
                                                     --------     --------
                                                     $388,403     $362,595
                                                     --------     --------
                                                     --------     --------


                          ADOBE SYSTEMS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (CONTINUED)

NOTE 3.
CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (CONTINUED)


The cost and estimated fair value of available-for-sale securities by contractual maturity consisted of the following:


                                       March 3, 1995     November 25, 1994
                                --------------------  --------------------
                                           Estimated             Estimated
                                    Cost  Fair Value      Cost  Fair Value
                                --------  ----------  --------  ----------
  One year or less              $180,745    $180,738  $229,435    $228,725
  One to three years             140,581     139,947    46,981      46,128
  Three to five years              2,128       2,062        --          --
  Auction-rate
    securities                    59,410      59,400    80,865      80,865
                                --------    --------  --------    --------
                                 382,864     382,147   357,281     355,718
                                --------    --------  --------    --------
  Asset-backed
    securities                     6,554       6,256     7,198       6,877
                                --------    --------  --------    --------
                                $389,418    $388,403  $364,479    $362,595
                                --------    --------  --------    --------
                                --------    --------  --------    --------


Included in auction-rate securities are Select Auction Variable Rate Securities (SAVRS) whose stated maturities exceed ten years; however, the Company had the option of adjusting the respective interest rates or liquidating these investments at auction on stated auction dates every 35 days.

                          ADOBE SYSTEMS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (CONTINUED)

NOTE 4.
RECEIVABLES


Receivables consisted of the following:



                                                      March 3  November 25
                                                         1995         1994
                                                     --------  -----------
  Trade receivables                                  $ 68,750  $    69,628
  Royalty receivables                                  30,915       26,800
  Interest and other receivables                        4,059        3,410
                                                     --------  -----------
                                                      103,724       99,838
  Less allowance for doubtful accounts                  3,693        3,253
                                                     --------  -----------
                                                     $100,031  $    96,585
                                                     --------  -----------
                                                     --------  -----------



NOTE 5.
PROPERTY AND EQUIPMENT


Property and equipment consisted of the following:


                                                      March 3  November 25
                                                         1995         1994
                                                     --------  -----------
  Land                                               $    782  $       782
  Building                                              4,615        4,615
  Equipment                                            90,465       88,285
  Furniture and fixtures                               17,664       15,487
  Leasehold improvements                                7,270        4,146
                                                     --------  -----------
                                                      120,796      113,315
  Less accumulated depreciation and amortization       78,410       74,211
                                                     --------  -----------
                                                     $ 42,386  $    39,104
                                                     --------  -----------
                                                     --------  -----------


                          ADOBE SYSTEMS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (CONTINUED)

NOTE 6.
OTHER ASSETS


Other assets consisted of the following:


                                                      March 3  November 25
                                                         1995         1994
                                                      -------  -----------
  Licensing agreements                                $15,608  $    15,565
  Goodwill                                             22,034       22,034
  Purchased technology                                  8,715          325
  Software development costs                           27,199       27,199
  Miscellaneous other assets                           23,588       16,123
                                                      -------  -----------
                                                       97,144       81,246
  Less accumulated amortization                        40,779       35,685
                                                      -------  -----------
                                                      $56,365  $    45,561
                                                      -------  -----------
                                                      -------  -----------


Unamortized software development costs were $6.2 million and $9.1 million at March 3, 1995 and November 25, 1994, respectively. Amortization of software development costs was $2.6 million and $2.6 million for the quarters ended March 3, 1995 and February 25, 1994, respectively.

NOTE 7.
ACCRUED EXPENSES


Accrued expenses consisted of the following:


                                                      March 3  November 25
                                                         1995         1994
                                                      -------  -----------
  Royalties                                           $13,821  $    10,824
  Accrued compensation and benefits                    17,995       17,039
  Sales and marketing allowances                       23,649       19,445
  Miscellaneous accrued expenses                       26,575       31,692
                                                      -------  -----------
                                                      $82,040  $    79,000
                                                      -------  -----------
                                                      -------  -----------


                         ADOBE SYSTEMS INCORPORATED

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (IN THOUSANDS)
                                  (CONTINUED)

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

Activity in accrued restructuring costs is as follows:



                               Accrued as of      Quarter Ended March 3, 1995    Accrued as of
                               November 25                               Cash          March 3
                                        1994      Write-offs         Payments             1995
                               -------------      ----------       ----------    -------------

Merger transaction
  costs                        $       5,863      $      --        $    5,175    $         688
Restructuring costs:
  Severance and
    outplacement                      11,548             --             6,436            5,112
  Impaired assets and
    cancellation of
    facility leases                   11,046          1,548               663            8,835
                                 -----------       --------         ---------     ------------
                               $      28,457      $   1,548        $   12,274    $      14,635
                                 -----------       --------         ---------     ------------
                                 -----------       --------         ---------     ------------



The nature, timing and extent of restructuring costs follows:

SEVERANCE AND OUTPLACEMENT

As a result of the merger, certain technical support, customer service, distribution and administrative functions were combined and reduced. Restructuring included severance and outplacement charges related to approximately 500 terminated employees. Affected employees had received notification of their termination by September 9, 1994.

                          ADOBE SYSTEMS INCORPORATED

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (IN THOUSANDS)
                                 (CONTINUED)

NOTE 8.
ACCRUED RESTRUCTURING COSTS (CONTINUED)

IMPAIRED ASSETS AND CANCELLATION OF FACILITY LEASES

The Company plans to consolidate duplicate offices in Europe, Japan, Canada and the United States. Lease payments resulting from the planned closure of these facilities are expected to continue through the lease term or negotiated early termination date, if applicable.

NOTE 9.
SUBSEQUENT EVENT

On March 31, 1995, the Company entered into an agreement with the developers of the technology underlying its Adobe Photoshop product under which the Company will obtain all rights to the technology for a lump sum payment of $34.5 million. This transaction will be recorded in the second quarter of 1995. Prior to this agreement, the Company paid the developers a royalty on each copy of Adobe Photoshop sold by the Company.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

            THE FOLLOWING DISCUSSION (PRESENTED IN MILLIONS, EXCEPT PER SHARE AMOUNTS) SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.

RESULTS OF OPERATIONS

OVERVIEW

Adobe develops, markets and supports computer software products and technologies that enable users to create, display, print and communicate electronic documents. The Company licenses its technology to major computer, printing and publishing suppliers, and markets a line of application software and typeface products for authoring visually rich documents. Additionally, the Company markets a line of powerful, but easy to use, products for home and small business users. The Company has subsidiaries in Europe and the Pacific Rim serving a worldwide network of dealers and distributors.

In August 1994, the Company merged with Aldus Corporation ("Aldus"). Aldus began operations in 1984 and created computer software solutions that help people throughout the world effectively communicate information and ideas. Aldus focused on three lines of business: applications for the professional print publishing, graphics and prepress markets; applications for the general consumer market; and applications for the interactive publishing market. To effect the combination, approximately 14.2 million shares of Adobe's common stock were issued in exchange for all of the outstanding common stock of Aldus. The merger was accounted for by the pooling of interests method, and accordingly, all interim financial information prior to the merger has been restated to combine the results of the Company and Aldus.

REVENUE

                               1995      Change       1994
                            -------      -------    -------
First quarter period:
  TOTAL REVENUE              $168.6           24%    $135.9



Revenue growth for the quarter was due to increases in both licensing activity and sales of application products. The divestiture of FreeHand effective January 1, 1995, and the discontinuance of PhotoStyler in late 1994, as further discussed below, partially offset the revenue increase. Product unit volume (as opposed to price) growth was the principal factor in the Company's revenue growth in application products revenue.

                                        1995     Change       1994
                                      ------     ------      ------
First quarter period:
  PRODUCT GROUP REVENUE -- LICENSING   $46.3         27%      $36.3
  Percentage of total revenue           27.5%                  26.7%



Licensing revenue is derived from shipments by original equipment manufacturers ("OEM") of products containing the Adobe-TM- PostScript-TM-interpreter and the Display PostScript-TM- system. Such products include printers in both Roman and Japanese languages, imagesetters and workstations. Licensing revenue is also derived from shipments of products containing the Configurable PostScript Interpreter ("CPSI") by OEM customers. CPSI is a fully functional PostScript interpreter that resides on the host computer system rather than in a dedicated controller integrated into an output device. The configuration flexibility of CPSI allows OEMs and software developers to create and market a variety of PostScript products independently of controller hardware development.

The number of units shipped by OEMs continued to grow on a quarterly basis. Royalty per unit is generally calculated as a percentage of the end user list price of a printer, although there are some components of licensing revenue based on a flat dollar amount per unit which typically do not change with list price changes. Some OEMs continued to reduce list prices on their lower-end printers, which resulted in lower royalties per unit on such printers. However, in the first quarter of 1995, this trend was offset by increased demand for CPSI and color capability, as well as increased penetration into the Japanese market, all of which have higher royalties per unit.

The Company has seen year-to-year increases in the number of OEM customers from which it is receiving licensing revenue, demonstrating continued acceptance of PostScript software, as well as reflecting a diversification of the Company's customer base across Macintosh, IBM PC and compatibles, and multiple platform markets.


                                          1995    Change       1994
                                        ------    ------     ------

First quarter period:
  PRODUCT GROUP REVENUE --
  APPLICATION  PRODUCTS                 $122.3        23%     $99.6
  Percentage of total revenue             72.5%                73.3%


Application products revenue is derived from shipments of application software programs through retail and distribution channels; however, the information products are becoming more widely distributed through VARs and systems integrators.

During the first quarter of 1995, application products revenue grew due to increased demand for Adobe Illustrator-TM-, Adobe Photoshop-TM-, Adobe Premiere-TM- and Adobe PageMaker-TM-. These products are primarily used for image editing, line art editing, video editing and for page design and layout, respectively. In the first quarter, the Company released Adobe Premiere 4.0 for the Windows platform and the Adobe PageMaker Enhancement Package Volume 2 for both Macintosh and Windows platforms. The enhancement package is designed to update Adobe PageMaker features between major releases. In addition, the Company released Japanese versions of several of its products during the first quarter of 1995, including Adobe Premiere 4.0 and Adobe Persuasion-TM- 3.0 for the Macintosh, and Adobe Photoshop 3.0 for the Windows platform. These releases combined with continued strong demand for versions of Adobe Illustrator, Adobe Photoshop and Adobe Premiere for the Macintosh platform released in the second half of fiscal 1994 all contributed ot the increased revenue from application products. The first quarter of 1994 includes revenue from FreeHand, which was divested effective January 1, 1995, and PhotoStyler, which was discontinued in late 1994. These two products aggregated $14.3 million of revenue in the first quarter of 1994.


DIRECT COSTS


                                     1995      Change        1994
                                   ------     -------       ------
First quarter period:
  DIRECT COSTS                      $32.8          26%       $26.0
  Percentage of total revenue        19.4%                    19.1%


Direct costs include royalties; amortization of acquired technologies; and direct product, packaging and shipping costs. During 1994, direct costs also included amortization of typeface production costs, which totaled $1.1 million in the first quarter of 1994.

Gross margins are affected by the mix of licensing revenue versus application products revenue, as well as the product mix within application products. In the first quarter of 1995, direct costs increased slightly as a percentage of total revenue due to increased revenue from certain application products, primarily Adobe Photoshop, which bear relatively higher royalty expense. These higher costs were partially offset by the increased proportion of licensing revenue which typically has higher gross margins than application products revenue.

The Company also delivers its type library on its Type On Call-TM- CD-ROM media, and end users wishing to license typeface designs call the Company with a credit card number to receive the unlocking code for the desired typeface. This method of delivery also contributes to reduced direct costs. Other applications are also available through the Company's distributors on CD-ROM.

On March 31, 1995, the Company entered into an agreement with the developers of the technology underlying its Adobe Photoshop product under which the Company will obtain all rights to the technology for a lump sum payment of $34.5 million. This transaction will be recorded in the second quarter of 1995. Prior to this agreement, the Company paid the developers a royalty on each copy of Adobe Photoshop sold by the Company. The Company expects that the future reduction in royalty costs achieved by obtaining the rights to the Adobe Photoshop technology will be approximately offset by the amortization of the acquired technology.

OPERATING EXPENSES

                                      1995    Change       1994
                                    ------    ------      ------

First quarter period:
  SOFTWARE DEVELOPMENT COSTS --
     RESEARCH AND DEVELOPMENT        $26.4        22%      $21.7
  Percentage of total revenue         15.6%                 16.0%


Research and development expenses consist principally of salaries and benefits for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

Research and development expense has increased in absolute dollars as the Company invested in new technologies, new product development and the infrastructure to support such activities. The increase reflects the expansion of the Company's engineering staff and related costs required to support its continued emphasis on developing new products and enhancing existing products. Many of these engineers are working with OEM customers to design and implement Adobe PostScript Level 2 devices. The Company continues to work with many of its OEM customers in a co-development program. This allows customers to be more self-sufficient in new device development by taking on more of the implementation task themselves rather than relying so heavily on the Company's engineers. While this mitigates certain costs, the Company continues to make significant investments in development of its PostScript and application software products.

The Company believes that continued investments in research and development are necessary to remain competitive in the marketplace, and are directly related to continued, timely development of new and enhanced products. The Company intends to continue recruiting and hiring experienced software developers, but expects that research and development expenditures for all of 1995 will approximate 1994 spending levels as a percentage of revenue.

                                       1995    Change       1994
                                     ------    ------     ------
First quarter period:
  SOFTWARE DEVELOPMENT COSTS  --
      AMORTIZATION OF CAPITALIZED
      SOFTWARE DEVELOPMENT COSTS       $2.6        -2%      $2.6
  Percentage of total revenue           1.5%                 1.9%


In the implementation of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development expenditures on Adobe products, after achieving technological feasibility, were deemed to be immaterial. Certain software development expenditures on Aldus products have been capitalized and are being amortized over the lives of the respective products. In the first quarter of 1995, software development expenditures on all products, after reaching technological feasibility, were immaterial and the Company anticipates that this trend will continue in the future. Accordingly, 1995 will reflect the expense of amortizing software development costs acquired in connection with the Company's merger with Aldus in addition to the actual development expenditures (classified as research and development) made prior to achieving technological feasibility.

It is expected that amortization of software development costs will decrease both in absolute dollars and as a percentage of total revenue during 1995 as these costs become fully amortized.

                                          1995    Change      1994
                                        ------    ------    ------
First quarter period:
  SALES, MARKETING AND
   CUSTOMER SUPPORT                      $46.0         1%    $45.7
  Percentage of total revenue             27.3%               33.6%


Sales, marketing and customer support expenses generally include salaries and benefits, sales commissions, travel expenses and related facilities costs for the Company's sales, marketing, customer support and distribution personnel. Sales, marketing and customer support expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows and other market development programs.

Sales, marketing and customer support expenses increased slightly in the first quarter of 1995 compared with the first quarter of 1994. Historically, these expenses are lowest in the first quarter as travel and trade show expenses usually are lowest in the first quarter. In the first quarter of 1995, advertising costs were also low.

Continuing efforts to expand markets and increase penetration into targeted software markets, as well as increasing competition in the software industry are expected to cause sales, marketing and customer support expenditures for all of 1995 to approximate 1994 spending levels.

                                          1995    Change      1994
                                        ------    ------    ------

First quarter period:
  GENERAL AND ADMINISTRATIVE             $11.6        -3%    $12.0
  Percentage of total revenue              6.9%                8.8%


General and administrative expenses consist principally of salaries and benefits, travel expenses and related facility costs for the finance, human resources, legal, information services and administrative personnel of the Company. General and administrative expenses also include outside legal and accounting fees, bad debts and expenses associated with computer equipment and software used in the administration of the business.

In the first quarter of 1995, general and administrative expenses reflect savings related to the restructuring of the combined company after the merger with Aldus. The Company expects general and administrative spending to be a lower percentage of revenue for all of 1995 than was achieved in 1994, although the percentage is expected to increase over that of the first quarter of 1995.

NONOPERATING INCOME


                                         1995    Change      1994
                                       ------    ------    ------
First quarter period:
  INTEREST, INVESTMENT AND
    OTHER INCOME                         $5.2       155%     $2.0
  Percentage of total revenue             3.1%                1.5%


The increase in interest, investment and other income is primarily due to generally higher interest rates and a larger investment base. In addition, the Company has placed more of its invested cash in higher-yielding taxable securities because it has become beneficial to do so on an after-tax basis.


PROVISION FOR INCOME TAXES


                                        1995    Change      1994
                                      ------    ------    ------

First quarter period:

  PROVISION FOR INCOME TAXES           $20.1        86%    $10.8
  Percentage of total revenue           11.9%                8.0%
  Effective tax rate                    37.0%               36.2%


The effective tax rate for the first quarter of 1995 was slightly higher than the same quarter of 1994 due to a decrease in research and development tax credits and lower tax exempt investment earnings.

NET INCOME AND NET INCOME PER SHARE


                                        1995    Change     1994
                                      ------    ------   ------
First quarter period:
  NET INCOME                           $34.4        80%   $19.1
  Percentage of total revenue           20.4%              14.1%
  NET INCOME PER SHARE                 $0.54        74%   $0.31
  Weighted shares (In thousands)      64,043             61,289

Net income for the first quarter of 1995 increased 80 percent from the first quarter of 1994. Earnings per share were $.54, a 74 percent increase from the first quarter of 1994.

The increase in earnings per share was caused by significantly increased revenues, lower expense levels as a percentage of revenues and a relatively constant tax rate.

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

In connection with the merger with Aldus, the Company has sought to reduce combined expenses by the elimination of duplicate or unnecessary facilities, employees, marketing programs and other expenses. The Company believes that the major impact of such reductions occurred in the fourth quarter of 1994 but experienced some additional impact in the first quarter of 1995. The Company expects that these reductions will benefit future operating results, but the reductions could adversely impact the earnings of the combined company. In addition, there can be no assurance that the integration of the product lines of the two companies will not have a material adverse effect on the results of operations.


As previously stated, effective January 1, 1995, the Company no longer markets FreeHand and discontinued marketing PhotoStyler in late 1994. These two products aggregated $53.2 million of revenue and $35.4 million of gross profit in 1994. There can be no assurance that the Company will be able to replace this lost revenue or that it will be able to do so as profitably.

The Company's OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, including licensing a PostScript language compatible interpreter from a third party, which could result in lower licensing revenue for the Company.

As a result of the merger with Aldus, the Company will derive a larger portion of its revenue from its subsidiaries located in Europe and the Pacific Rim. While most of the revenue of these subsidiaries is denominated in U.S. dollars, the majority of their expense transactions are denominated in foreign currencies. As a result, the Company's operating results are subject to fluctuations in foreign currency exchange rates. To date, the Company has not engaged in any significant activities to hedge its exposure to foreign currency exchange rate fluctuations.

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

FINANCIAL CONDITION

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

                                       March 3                    November 25
                                          1995       Change              1994
                                       -------       ------       -----------


CASH, CASH EQUIVALENTS AND
 SHORT-TERM INVESTMENTS                 $423.2            6%           $400.4

The Company's cash balances and short-term investments have increased each year due to profitable operations, partially offset by modest expenditures for capital outlays and other investments. Cash equivalents consist of highly liquid money market instruments. Certain cash equivalents and all of the Company's short-term investments, consisting principally of municipal bonds, commercial paper, auction rate securities, United States government and government agency securities and asset-backed securities, are classified as available-for-sale under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The Company does not invest in securities which involve a high degree of risk or complexity.

SHAREHOLDERS' EQUITY


                                       March 3                    November 25
                                          1995       Change              1994
                                       -------       ------       -----------
SHAREHOLDERS' EQUITY                    $511.1           12%           $456.8

The Company has no long-term debt or other noncurrent liabilities.

The Board of Directors of the Company declared a cash dividend on the Company's common stock of $.05 per common share on March 20, 1995, for the first quarter of 1995. The dividend will be for shareholders of record as of April 6, 1995, and will be paid on April 20, 1995. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon business conditions, results of operations, the financial condition of the Company and other factors.

Under its stock repurchase program, the Company repurchased 244,003 shares at a cost of $7.8 million in the first quarter of 1995. These share repurchases are intended to fund the employee stock purchase and stock option plans. The Company plans to continue a regular repurchase program during 1995 to continue to fund employee stock plans.

WORKING CAPITAL


                                       March 3                    November 25
                                          1995       Change              1994
                                       -------       ------       -----------
WORKING CAPITAL                         $403.5           11%           $363.6

Net working capital grew to $403.5 million as of March 3, 1995, compared to $363.6 million as of November 26, 1994. Cash flow provided by operations during the first three months of 1995 was $31.7 million. Expenditures for property and equipment totaled $8.9 million. Such expenditures are expected to continue, including computer systems for development, sales and marketing, product support, and administrative staff.

In the future, cash may be used to acquire technology, or to invest in companies owning key technologies, where appropriate. No significant acquisitions or investments were made in the first quarter of 1995. However, on March 31, 1995, the Company entered into an agreement with the developers of the technology underlying its Adobe Photoshop product to obtain that technology for a lump sum payment of $34.5 million.

Net cash provided by financing activities during the first three months of 1995 was $13.6 million; $24.5 million was provided by proceeds from issuance of common stock; $7.8 million was used to repurchase common stock; and $3.1 million was used to pay cash dividends.

The Company's principal commitments as of March 3, 1995, consisted of obligations under operating leases for facilities, a real estate development agreement and various service and lease guarantee agreements with a related party. The Company has entered into a real estate development agreement for the construction of an office facility and in 1996 will enter into an operating lease agreement for this facility. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $52.0 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor to secure the performance of its obligations under the lease and as of March 3, 1995, the Company had deposited approximately $5.5 million in time deposit securities. The Company has entered into various agreements with McQueen Holdings Limited ("McQueen"), a European operating entity, whereby the Company has agreed to guarantee obligations under operating leases for certain European facilities utilized by McQueen, and to guarantee certain levels of business between Adobe and McQueen. The Company currently owns approximately 16 percent of the outstanding stock in McQueen.

The Company believes that existing cash, cash equivalents and short-term investments, together with cash generated from operations, will provide sufficient funds for the Company to meet its operating cash requirements in the foreseeable future.

PART II -- OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Index to Exhibits

                                                 Sequentially
                                                    Numbered           Incorporated by Reference
      Exhibit                                                     -------------------------------
      Number         Exhibit Description                 Page       Form        Date     Number
      ---------      --------------------------  -----------      ------    ---------   --------
      10.1           1984 Stock Option Plan             N/A         S-1      07/01/86   10.1
      10.1.1         1984 Stock Option Plan,            N/A        10-K      11/30/87   10.1.1
                     as amended
      10.1.2         1984 Stock Option Plan,            N/A        10-K      11/30/88   10.1.2
                     as amended
      10.1.3         1984 Stock Option Plan,            N/A        10-K      11/30/89   10.1.3
                     as amended
      10.1.4         1984 Stock Option Plan,            N/A        10-K      11/30/90   10.1.4
                     as amended
      10.1.5         1984 Stock Option Plan,            N/A        10-K      11/27/92   10.1.5
                     as amended
      10.1.6         1984 Stock Option Plan,            N/A        10-Q      07/02/93   10.1.6
                     as amended
      10.1.7         1994 Stock Option Plan             N/A        10-Q      07/06/94   10.1.7
      10.2           Common Stock Purchase              N/A         S-1      07/01/86   10.2
                     Agreement of John E.
                     Warnock dated December
                     29, 1982, and, as amended
                     November 30, 1983
      10.3           Common Stock Purchase              N/A         S-1      07/01/86   10.3
                     Agreement of Charles M.
                     Geschke dated December
                     29, 1982, and, as amended
                     November 30, 1983
      10.4           Common Stock Purchase              N/A         S-1      07/01/86   10.4
                     Agreement of Q.T. Wiles
                     dated December 29, 1982
      10.5           Common Stock Purchase              N/A         S-1      07/01/86   10.5
                     Agreement of David Evans
                     dated December 29, 1982
                                                                                      (Continued)
                                      27



a)    Index to Exhibits (Continued)


                                                 Sequentially          Incorporated by Reference
      Exhibit                                        Numbered     ------------------------------
      Number         Exhibit Description                 Page       Form        Date      Number
      ---------      --------------------------  -----------      ------    ---------   --------
      10.6           Common Stock Purchase              N/A         S-1      07/01/86   10.6
                     Agreement of William
                     Hambrecht dated December
                     29, 1982
      10.7           Exchange Agreement                 N/A         S-1      07/01/86   10.7
                     dated December 29,
                     1983, for John E.
                     Warnock
      10.8           Exchange Agreement                 N/A         S-1      07/01/86   10.8
                     dated December 29,
                     1983, for Charles M.
                     Geschke
      10.9           Form of Shareholders               N/A         S-1      07/01/86   10.9
                     Exchange Agreement used
                     in connection with the
                     exchange of shares of Old
                     Adobe for shares of the
                     Company
      10.10          Form of Agreement for              N/A         S-1      07/01/86   10.10
                     Assignment of Limited
                     Partnership Interest used
                     in connection with exchange
                     of limited partnership
                     interests in Adobe Systems
                     Limited, a California limited
                     partnership, for shares of the
                     Series B Preferred Stock of
                     the Company
      10.11          Registration Rights                N/A         S-1      07/01/86   10.11
                     Agreement dated December
                     29, 1983
      10.12          Old Adobe's 1983 Stock             N/A         S-1      07/01/86   10.12
                     Purchase Plan and the
                     Company's 1984 Stock
                     Purchase Plan with standard
                     form of Stock Purchase
                     Agreement
      10.12.1        1988 Employee Stock                N/A        10-Q      07/06/94   10.12.1
                     Purchase Plan, as amended
                                                                                      (Continued)



a)    Index to Exhibits (Continued)

                                                 Sequentially           Incorporated by Reference
      Exhibit                                       Numbered      -------------------------------
      Number         Exhibit Description                 Page       Form        Date     Number
      ---------      --------------------------  -----------      ------    ---------   --------

      10.13          Form of Employee                   N/A         S-1      07/01/86   10.13
                     Common Stock Purchase
                     Agreement dated July 23,
                     1984
      10.14          Warrant to Purchase Series         N/A         S-1      07/01/86   10.14
                     C Preferred Stock to Apple
                     Computer, Inc., dated
                     November 26, 1984, with
                     executed subscription form
                     dated November 28, 1984
      10.15          Warrant to Purchase                N/A         S-1      07/01/86   10.15
                     Series C Preferred Stock
                     to Evans & Sutherland
                     Computer Corporation
                     dated April 25, 1984,
                     with executed subscription
                     form dated June 19, 1986
      10.16          License Agreement                  N/A         S-1      07/01/86   10.16
                     between the Company
                     and Evans & Sutherland
                     Computer Corporation
                     dated April 25, 1984
      10.17          License Agreement                  N/A         S-1      07/01/86   10.17
                     between the Company and
                     Apple Computer, Inc., dated
                     November 12, 1985
                     (confidential treatment
                     granted)
      10.17.1        License Agreement                  N/A        10-K      11/30/88   10.17.1
                     Restatement between the
                     Company and Apple
                     Computer, Inc., dated April
                     1, 1987 (confidential
                     treatment granted)
                                                                                      (Continued)

(a)   Index to Exhibits (Continued)

                                                 Sequentially          Incorporated by Reference
      Exhibit                                        Numbered     ------------------------------
      Number         Exhibit Description                 Page       Form        Date      Number
      ---------      --------------------------  -----------      ------    ---------   --------
      10.17.2        Amendment No. 1 to the             N/A        10-K      11/30/90   10.17.2
                     License Agreement
                     Restatement between the
                     Company and Apple
                     Computer, Inc., dated
                     November 27, 1990
                     (confidential treatment
                     granted).
      10.18          Lease Agreement dated              N/A         S-1      07/01/86   10.18
                     November 11, 1983,
                     between Mozart Family
                     Trust and Epson America
                     Inc.
      10.19          Assignment of Lease                N/A         S-1      07/01/86   10.19
                     dated November 11, 1983,
                     between Epson America
                     Inc. and the Company
                     dated February 1, 1986
      10.20          Lease Agreement                    N/A         S-1      07/01/86   10.20
                     between Mozart Family
                     Trust and the Company
                     dated November 30, 1983
      10.21          Bonus Plans                        N/A         S-1      07/01/86   10.21
      10.21.1        Revised Bonus Plan                 N/A        10-K      11/27/92   10.21.1
      10.21.2        Revised Bonus Plan                 N/A        10-K      11/26/93   10.21.2
      10.22          Restricted Stock Option            N/A        10-K      11/30/87   10.22
                     Plan
      10.22.1        Restricted Stock Option            N/A        10-K      11/30/89   10.22.1
                     Plan, as amended
      10.22.2        Restricted Stock Option            N/A        10-K      11/30/90   10.22.2
                     Plan, as amended
      10.22.3        Restricted Stock Option            N/A        10-K      11/29/91   10.22.3
                     Plan, as amended
      10.22.4        Restricted Stock Option            N/A        10-Q      07/06/94   10.22.4
                     Plan, as amended
                                                                                      (Continued)



(a)   Index to Exhibits (Continued)


                                                 Sequentially          Incorporated by Reference
      Exhibit                                        Numbered     ------------------------------
      Number         Exhibit Description                 Page       Form        Date      Number
      ---------      --------------------------  -----------      ------    ---------   --------
      10.23          Amended and Restated               N/A        10-K      11/30/88   10.23
                     Software License Agree-
                     ment between the Company
                     and QMS, Inc., dated May
                     15, 1987 (confidential
                     treatment granted)
      10.24          1989 Restricted Stock Plan         N/A        10-K      11/30/88   10.24
      10.24.1        1994 Performance and               N/A         S-4      07/27/94   10.1
                     Restricted Stock Plan
      10.25          Form of Indemnity Agree-           N/A        10-K      11/30/88   10.25
                     ment
      10.26          Lease Agreement by and             N/A        10-K      11/30/88   10.26
                     between Charleston Place
                     Associates and Adobe
                     Systems Incorporated dated
                     April 14, 1987
      10.26.1        Amendment One to Lease             N/A        10-K      11/30/88   10.26.1
                     Agreement dated March 1,
                     1988
      10.26.2        Amendment Two to Lease             N/A        10-K      11/30/88   10.26.2
                     Agreement dated
                     September 1, 1988
      10.27          Lease Agreement by and             N/A        10-K      11/30/88   10.27
                     between John Mozart and
                     Adobe Systems
                     Incorporated dated July
                     20, 1988
      10.28          Limited Partnership                N/A        10-K      11/29/91   10.28
                     Agreement of University
                     Circle Building I, Ltd.,
                     dated May 22, 1991
      10.29          University Centre                  N/A        10-K      11/29/91   10.29
                     Building I Lease Agree-
                     ment dated May 22, 1991
      10.30          University Circle                  N/A        10-K      11/27/92   10.30
                     Termination and Security
                     Agreement and Mutual
                     Release dated January 7,
                     1993
                                                                                      (Continued)
                                    31

(a)   Index to Exhibits (Continued)

                                                 Sequentially          Incorporated by Reference
      Exhibit                                        Numbered     ------------------------------
      Number         Exhibit Description                 Page       Form        Date      Number
      ---------      --------------------------  -----------      ------    ---------   --------
      10.31          Restated Agreement and             N/A         S-4      07/13/94   10.31
                     and Plan of Merger and
                     Reorganization By and
                     Among Adobe Systems
                     Incorporated, P Acquisition
                     Corp and Aldus
                     Corporation
      10.32          Sublease of the Land and           N/A        10-K      11/25/94   10.32
                     Lease of the Improvements
                     By and Between Sumitomo
                     Bank Leasing and Finance
                     Inc. and Adobe Systems
                     Incorporated
      11             Computation of Earnings            37          N/A         N/A     N/A
                     Per Common Share
      27             Financial Data Schedule            38          N/A         N/A     N/A

                                     32

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed in the quarter ended March 3, 1995.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ADOBE SYSTEMS INCORPORATED

Date:  April 14, 1995

                                    By  /s/  M. Bruce Nakao
                                       ----------------------------
                                       M. Bruce Nakao,
                                       Senior Vice President, Finance and
                                       Administration, Chief Financial Officer,
                                       Treasurer and Assistant Secretary
                                       (Principal Financial Officer)

                               SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

Adobe
Adobe Illustrator
Adobe PageMaker
Adobe Persuasion
Adobe Photoshop
Adobe Premiere
Display PostScript
PostScript
Type On Call

All other brand or product names are trademarks or registered trademarks of their respective holders.

                                  EXHIBITS

The exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

                                                     Sequentially
Exhibit                                                  Numbered
Number       Exhibit Description                             Page
- ----------   ------------------------------------   -------------
11           Computation of Earnings per Common
               Share                                           37
27           Financial Data Schedule                           38

