Form 10-K/A
period 1994-11-25
ADOBE SYSTEMS INC
filed 1995-06-29
CIK 796343

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                            -------------------------

                                    FORM 10-K/A
                                 (AMENDMENT NO. 1)

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

     The purpose of this Amendment No. 1 to the Annual Report of Adobe Systems Incorporated, a California corporation (the "Company"), on Form 10-K for the fiscal year ended November 25, 1994, is to amend Item 14(a)(3) to add to the Exhibits the Restated Bylaws of the Company.



Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     Item 14(a)(3) is hereby amended and supplemented by adding the Restated Bylaws of the Company to the Exhibit table as Exhibit Number 3.2.7, immediately following Exhibit 3.2.6, as follows:



                               Sequentially       Incorporated By Reference
Exhibit                          Numbered     ---------------------------------
Number    Exhibit Description       Page             Form      Date     Number
- -------------------------------------------------------------------------------
3.2.7     Restated Bylaws          N/A             10-K/A      6/28/95   3.2.7

                              SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, California, on the 28th day of June, 1995.



                                  ADOBE SYSTEMS INCORPORATED

                               By \s\ COLLEEN M. POULIOT
                                  ------------------------------
                                  Colleen M. Pouliot
                                  Executive Vice President and General Counsel

                                            EXHIBITS

As required under Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:





                                                                   Sequentially
Exhibit                                                                Numbered
Number         Exhibit Description                                         Page
- -----------    --------------------------------------------------  ------------
3.2.7          Restated Bylaws