Form 10-Q
period 1995-06-02
ADOBE SYSTEMS INC
filed 1995-07-17
CIK 796343

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                            -------------------------
                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------

                        Commission File Number:  33-6885

                           ADOBE SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its charter)

          California                                   77-0019522
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

           1585 Charleston Road, Mountain View, California  94043-1225
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (415) 961-4400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                      -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               SHARES OUTSTANDING
          CLASS                                   JUNE 2, 1995
          -----                                   ------------

     Common stock, no par value                   63,344,298

                                TABLE OF CONTENTS

                                                                        Page No.

                         PART I -- FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements                        3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               15


                          PART II -- OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders          28

Item 6.        Exhibits and Reports on Form 8-K                             29


Signature                                                                   36

Summary of Trademarks                                                       37

                                    EXHIBITS

Exhibit 10.33  Sale of Rights under Software Development and
               Acquisition Agreement By and Between Adobe
               Systems Incorporated and Thomas Knoll and John
               Knoll (confidential treatment granted)

Exhibit 11     Computation of Earnings per Common Share

Exhibit 27     Financial Data Schedules

PART I -- FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included under this item are as follows:

                                                                    Sequentially
                                                                        Numbered
Financial Statement Description                                             Page
- ------------------------------------------------------------------- ------------

- -    Condensed Consolidated Statements of Income
     Quarters Ended June 2, 1995 and May 27, 1994
     and Six Months Ended June 2, 1995 and May 27, 1994                     4

- -    Condensed Consolidated Balance Sheets
     June 2, 1995 and November 25, 1994                                     5

- -    Condensed Consolidated Statements of Cash Flows
     Six Months Ended June 2, 1995 and May 27, 1994                         6

- -    Notes to Condensed Consolidated Financial Statements                   8

                           ADOBE SYSTEMS INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                             Quarters Ended                   Six Months Ended
                                                            -------------------------------         --------------------------
                                                                  June 2             May 27              June 2         May 27
                                                                    1995               1994                1995           1994
                                                            ------------        -----------         -----------    -----------
Revenue:
     Licensing                                              $     45,081        $    40,257         $    91,395    $    76,583
     Application products                                        122,911            109,536             245,189        209,102
                                                            ------------        -----------         -----------    -----------
Total revenue                                                    167,992            149,793             336,584        285,685
Direct costs                                                      30,804             27,894              63,555         53,899
                                                            ------------        -----------         -----------    -----------
Gross margin                                                     137,188            121,899             273,029        231,786
                                                            ------------        -----------         -----------    -----------
Operating expenses:
     Software development costs:
          Research and development                                26,494             23,486              52,862         45,184
          Amortization of capitalized
            software development
            costs                                                  2,595              4,152               5,155          6,773
     Sales, marketing and
          customer support                                        49,256             51,450              95,288         97,118
     General and administrative                                   12,092             14,152              23,666         26,140
     Write-off of acquired in-
          process research and
          development                                                 --              3,045                  --          3,045
                                                            ------------        -----------         -----------    -----------
Total operating expenses                                          90,437             96,285             176,971        178,260
                                                            ------------        -----------         -----------    -----------
Operating income                                                  46,751             25,614              96,058         53,526

Nonoperating income:
     Interest, investment and
          other income                                             7,098              1,839              12,274          3,868
                                                            ------------        -----------         -----------    -----------
Income before income taxes                                        53,849             27,453             108,332         57,394

Provision for income taxes                                        19,947             10,147              40,080         20,995
                                                            ------------        -----------         -----------    -----------

Net income                                                  $     33,902        $    17,306         $    68,252    $    36,399
                                                            ------------        -----------         -----------    -----------
                                                            ------------        -----------         -----------    -----------

Net income per share                                        $        .51        $       .28         $      1.04    $       .59
                                                            ------------        -----------         -----------    -----------
                                                            ------------        -----------         -----------    -----------

Shares used in computing net
     income per share                                             66,324             61,768              65,343         61,529
                                                            ------------        -----------         -----------    -----------
                                                            ------------        -----------         -----------    -----------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           ADOBE SYSTEMS INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         June 2     November 25
                                                           1995            1994
                                                     ----------     -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                          $  129,339     $  190,091
  Short-term investments                                314,025        210,269
  Receivables                                            91,523         96,585
  Inventories                                             6,339          9,619
  Other current assets                                    9,547          7,837
  Deferred income taxes                                  18,472         17,962
                                                     ----------     ----------
Total current assets                                    569,245        532,363

Property and equipment                                   44,119         39,104
Other assets                                             86,782         45,561
Deferred income taxes                                    10,226          8,475
                                                     ----------     ----------

                                                     $  710,372     $  625,503
                                                     ----------     ----------
                                                     ----------     ----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade and other payables                           $   21,721     $   30,840
  Accrued expenses                                       82,549         79,000
  Accrued restructuring costs                            11,834         28,457
  Income taxes payable                                   13,611         23,083
  Deferred revenue                                        7,738          7,352
                                                     ----------     ----------
Total current liabilities                               137,453        168,732
                                                     ----------     ----------
Put warrants                                              3,447             --

Shareholders' equity:
  Preferred stock, no par value;
    2,000,000 shares authorized; none issued                 --             --
  Common stock, no par value;
    200,000,000 shares authorized;
    63,344,298 and 61,150,049 shares issued
    and outstanding as of June 2, 1995,
    and November 25, 1994, respectively                 189,650        142,207
  Unrealized gains (losses) on investments                1,480         (1,088)
  Retained earnings                                     381,620        319,704
  Cumulative foreign currency translation adjustments    (3,278)        (4,052)
                                                     ----------     ----------
Total shareholders' equity                              569,472        456,771
                                                     ----------     ----------

                                                     $  710,372     $  625,503
                                                     ----------     ----------
                                                     ----------     ----------


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           ADOBE SYSTEMS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              Six Months Ended
                                                     -------------------------
                                                         June 2         May 27
                                                           1995           1994
                                                     ----------     ----------
Cash flows from operating activities:
  Net income                                         $   68,252     $   36,399
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Stock compensation expense                            1,481            509
    Depreciation and amortization                        23,472         24,217
    Deferred income taxes                                (2,252)        (3,521)
    Provision for losses on accounts receivable             817            437
    Tax benefit from employee stock plans                16,775          5,192
    Write-off of acquired in-process research
     and development                                         --          3,045
    Changes in operating assets and liabilities:
     Receivables                                          3,833        (16,288)
     Inventories                                          3,294           (119)
     Other current assets                                (2,437)        (2,900)
     Trade and other payables                            (9,056)           442
     Accrued expenses                                     1,779          8,963
     Accrued restructuring costs                        (14,793)            --
     Income taxes payable                                (9,625)         1,298
     Deferred revenue                                       312           (587)
                                                     ----------     ----------

Net cash provided by operating activities                81,852         57,087
                                                     ----------     ----------
Cash flows from investing activities:
  Purchases of short-term investments                (1,943,670)      (643,221)
  Maturities and sales of short-term investments      1,842,482        630,731
  Acquisitions of property and equipment                (15,151)       (14,222)
  Capitalization of software development costs               --         (7,271)
  Additions to other assets                             (54,538)        (1,870)
  Acquisitions, net of cash acquired                         --         (6,297)
                                                     ----------     ----------

Net cash used for investing activities                 (170,877)       (42,150)
                                                     ----------     ----------
                                                                     (Continued)


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           ADOBE SYSTEMS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (CONTINUED)

                                                              Six Months Ended
                                                     -------------------------
                                                         June 2         May 27
                                                           1995           1994
                                                     ----------     ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock             $   46,265     $   15,688
  Proceeds from sales of put warrants                        --            718
  Repurchase of common stock                            (13,631)        (6,630)
  Payment of dividends                                   (6,333)        (4,561)
                                                     ----------     ----------

Net cash provided by financing activities                26,301          5,215
                                                     ----------     ----------
Effect of foreign currency exchange rates on
  cash and cash equivalents                               1,972            179
                                                     ----------     ----------

Net increase (decrease) in cash and cash equivalents    (60,752)        20,331
Adjustment for change in Aldus Corporation
  fiscal year-end                                            --         (3,554)
Cash and cash equivalents at beginning of period        190,091        134,039
                                                     ----------     ----------

Cash and cash equivalents at end of period           $  129,339     $  150,816
                                                     ----------     ----------
                                                     ----------     ----------

Supplemental disclosures:
  Cash paid during the period for income taxes       $   32,023     $   14,945
                                                     ----------     ----------
                                                     ----------     ----------

  Noncash investing and financing activities:
    Dividends declared but not paid                  $    3,185     $    2,302
                                                     ----------     ----------
                                                     ----------     ----------
    Reclassification of put warrants                 $    3,447     $    3,581
                                                     ----------     ----------
                                                     ----------     ----------


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           ADOBE SYSTEMS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

NOTE 1.
SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated statements of income, balance sheets and statements of cash flows reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the condensed consolidated financial position at June 2, 1995, and the condensed consolidated statements of income and cash flows for the interim periods ended June 2, 1995 and May 27, 1994.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements which included all information and footnotes necessary for such a presentation of the results of operations, financial position, and cash flows for the years ended November 25, 1994, November 26, 1993 and November 27, 1992, in the Company's 1994 Annual Report on Form 10-K.

The results of operations for the interim period ended June 2, 1995, are not necessarily indicative of the results to be expected for the full year.

                           ADOBE SYSTEMS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (CONTINUED)

NOTE 2.
MERGER WITH ALDUS CORPORATION


On August 31, 1994, the Company issued approximately 14.2 million shares of its common stock in exchange for all of the common stock of Aldus Corporation ("Aldus"). This business combination has been accounted for as a pooling of interests, and accordingly, the condensed consolidated financial statements for the periods prior to the merger have been restated to include the results of operations, the financial position and cash flows of Aldus.

Prior to the combination, Aldus' fiscal year ended on December 31. In recording the business combination, Aldus' financial statements for the interim periods ended May 27, 1994 were combined with the Company's for the same periods. Aldus' financial statements for the year ended December 31, 1993 were combined with the Company's for the year ended November 26, 1993. Revenue and net income for Aldus for the month ended December 31, 1993 were $26.1 million and $4.4 million, respectively. Net income, the foreign currency translation adjustment, the issuance of common stock and the net increase in cash and cash equivalents were adjusted to eliminate the effect of including Aldus' results of operations, financial position and cash flows for the month ended December 31, 1993 in the interim periods ended May 27, 1994 and the year ended November 26, 1993.

                           ADOBE SYSTEMS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (CONTINUED)

NOTE 3.
RECEIVABLES


Receivables consisted of the following:

                                                         June 2    November 25
                                                           1995           1994
                                                     ----------    -----------
  Trade receivables                                  $   56,638    $    69,628
  Royalty receivables                                    30,394         26,800
  Interest and other receivables                          8,334          3,410
                                                     ----------    -----------
                                                         95,366         99,838
  Less allowance for doubtful accounts                    3,843          3,253
                                                     ----------    -----------
                                                     $   91,523    $    96,585
                                                     ----------    -----------
                                                     ----------    -----------


NOTE 4.
PROPERTY AND EQUIPMENT


Property and equipment consisted of the following:

                                                         June 2    November 25
                                                           1995           1994
                                                     ----------    -----------
  Land                                               $      782    $       782
  Building                                                4,615          4,615
  Equipment                                              96,257         88,285
  Furniture and fixtures                                 17,738         15,487
  Leasehold improvements                                  7,902          4,146
                                                     ----------     ----------
                                                        127,294        113,315
  Less accumulated depreciation and amortization         83,175         74,211
                                                     ----------     ----------
                                                     $   44,119     $   39,104
                                                     ----------     ----------
                                                     ----------     ----------

                           ADOBE SYSTEMS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (CONTINUED)

NOTE 5.
OTHER ASSETS


Other assets consisted of the following:

                                                         June 2     November 25
                                                           1995            1994
                                                     ----------     -----------
  Licensing agreements                               $   15,608     $    15,565
  Goodwill                                               22,034          22,034
  Purchased technology                                   34,726             325
  Software development costs                             27,199          27,199
  Miscellaneous other assets                             36,528          16,123
                                                     ----------      ----------
                                                        136,095          81,246
  Less accumulated amortization                          49,313          35,685
                                                     ----------      ----------
                                                     $   86,782      $   45,561
                                                     ----------      ----------
                                                     ----------      ----------


Unamortized software development costs were $4.3 million and $9.1 million at June 2, 1995 and November 25, 1994, respectively. Amortization of software development costs was $2.6 million and $4.2 million for the quarters ended June 2, 1995 and May 27, 1994, respectively, and $5.2 million and $6.8 million for the six months ended June 2, 1995 and May 27, 1994, respectively.


NOTE 6.
ACCRUED EXPENSES


Accrued expenses consisted of the following:

                                                         June 2     November 25
                                                           1995            1994
                                                     ----------     -----------
  Royalties                                          $    5,612     $    10,824
  Accrued compensation and benefits                      20,558          17,039
  Sales and marketing allowances                         20,705          19,445
  Miscellaneous accrued expenses                         35,674          31,692
                                                     ----------     -----------
                                                     $   82,549     $    79,000
                                                     ----------     -----------
                                                     ----------     -----------

                           ADOBE SYSTEMS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (CONTINUED)

NOTE 7.
ACCRUED RESTRUCTURING COSTS


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

Activity in accrued restructuring costs is as follows:

                                             Six Months Ended June 2, 1995
                              Accrued as of  -----------------------------   Accrued as of
                                November 25                           Cash          June 2
                                       1994    Write-offs         Payments            1995
                              -------------  --------------  -------------  --------------
Merger transaction
  costs                       $       5,863  $          168  $       5,455  $          240
Restructuring costs:
  Severance and
   outplacement                      11,548              --          7,320           4,228
  Impaired assets and
   cancellation of
   facility leases                   11,046           1,662          2,018           7,366
                              -------------   -------------  -------------  --------------
                              $      28,457   $       1,830  $      14,793  $       11,834
                              -------------   -------------  -------------  --------------
                              -------------   -------------  -------------  --------------


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


NOTE 7.
ACCRUED RESTRUCTURING COSTS (CONTINUED)


IMPAIRED ASSETS AND CANCELLATION OF FACILITY LEASES

The Company plans to consolidate duplicate offices in Europe, Japan, Canada and the United States. Lease payments resulting from the planned closure of these facilities are expected to continue through the lease term or negotiated early termination date, if applicable.


NOTE 8.
ACQUISITION OF ADOBE PHOTOSHOP-TM- TECHNOLOGY


On March 31, 1995, the Company entered into an agreement with the developers of the technology underlying its Adobe Photoshop product under which the Company obtained all rights to the technology for a lump sum payment of $34.5 million. This transaction has been recorded on the balance sheet in other assets as part of purchased technology. The purchased technology is being amortized over 36 months. Prior to this agreement, the Company paid the developers a royalty for each copy of Adobe Photoshop sold by the Company.


NOTE 9.
SUBSEQUENT EVENT

On June 22, 1995, the Company and Frame Technology Corporation ("Frame") announced a definitive agreement under which the Company will acquire Frame through an exchange of common stock of the two companies. Frame, a California corporation established in 1986, provides document creation, management and distribution software for individuals and workgroups.

                           ADOBE SYSTEMS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (CONTINUED)

NOTE 9.
SUBSEQUENT EVENT (CONTINUED)

Under the agreement, which has been approved by the Board of Directors of both companies, the Company will exchange .52 shares of its common stock for each share of Frame common stock. The acquisition is intended to qualify as a tax-free reorganization and a pooling of interests for accounting purposes. This transaction is subject to conditions customary for acquisitions of publicly-held companies, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, Securities and Exchange Commission approval and approval by Frame's shareholders.

Assuming no adverse regulatory proceedings and that shareholder approval is obtained, the Company expects the acquisition to be effective in the fourth quarter of 1995.

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

REVENUE

                                      1995               1994         Change
                                ----------        -----------    -----------
Second quarter period:
  TOTAL REVENUE                    $168.0              $149.8            12%

Six month period:
  TOTAL REVENUE                    $336.6              $285.7            18%


Revenue growth for the second quarter and six month periods was due to increases in both licensing activity and shipments of application products. The divestiture of FreeHand effective January 1, 1995, and the discontinuance of PhotoStyler in late 1994, as further discussed below, partially offset the revenue increase. Product unit volume (as opposed to price) growth was the principal factor in the Company's revenue growth in application products revenue.

                                           1995          1994         Change
                                     ----------   -----------    -----------
Second quarter period:
  PRODUCT GROUP REVENUE -- LICENSING      $45.1         $40.3            12%

  Percentage of total revenue              26.8%         26.9%

Six month period:
  PRODUCT GROUP REVENUE -- LICENSING      $91.4         $76.6            19%

  Percentage of total revenue              27.2%         26.8%

Licensing revenue is derived from shipments by original equipment manufacturers ("OEM") of products containing the Adobe-TM- PostScript-TM- interpreter and the Display PostScript-TM- system. Such products include printers in both Roman and Japanese languages, imagesetters and workstations. Licensing revenue is also derived from shipments of products containing the Configurable PostScript Interpreter ("CPSI") by OEM customers. CPSI is a fully functional PostScript interpreter that resides on the host computer system rather than in a dedicated controller integrated into an output device. The configuration flexibility of CPSI allows OEMs and software developers to create and market a variety of PostScript products independently of controller hardware development.

The number of units shipped by OEMs continued to grow on a quarterly basis. Royalty per unit is generally calculated as a percentage of the end user list price of a printer, although there are some components of licensing revenue based on a flat dollar amount per unit which typically do not change with list price changes. Some OEMs continued to reduce list prices on their lower-end printers, which resulted in lower royalties per unit on such printers. However, in the second quarter and first six months of 1995, this trend was offset by increased demand for CPSI and color capability, as well as increased penetration into the Japanese market, all of which have higher royalties per unit.

The Company has seen year-to-year increases in the number of OEM customers from which it is receiving licensing revenue, demonstrating continued acceptance of PostScript software, as well as reflecting a diversification of the Company's customer base across Macintosh, IBM PC and compatibles, and multiple platform markets.


                                           1995          1994         Change
                                     ----------   -----------    -----------
Second quarter period:
  PRODUCT GROUP REVENUE --
    APPLICATION  PRODUCTS               $122.9         $109.5            12%

  Percentage of total revenue             73.2%          73.1%

Six month period:
  PRODUCT GROUP REVENUE --
    APPLICATION  PRODUCTS               $245.2         $209.1            17%

  Percentage of total revenue             72.8%          73.2%

Application products revenue is derived from shipments of application software programs through retail and distribution channels; however, the information products are becoming more widely distributed through VARs and systems integrators.

During the second quarter and first six months of 1995, application products revenue grew primarily due to increased demand for Adobe Photoshop-TM-, the Company's image editing product. In the first quarter of 1995, the Company released Adobe Premiere-TM- 4.0 for the Windows platform and the Adobe PageMaker-TM- Enhancement Package Volume 2 for both Macintosh and Windows platforms. The enhancement package is designed to update Adobe PageMaker features between major releases. In addition, the Company released Japanese versions of several of its products during the first quarter of 1995, including Adobe Premiere 4.0 and Adobe Persuasion-TM- 3.0 for the Macintosh, and Adobe Photoshop 3.0 for the Windows platform. Continued strong demand for these releases as well as for versions of Adobe Illustrator-TM-, Adobe Photoshop and Adobe Premiere for the Macintosh platform released in the second half of fiscal 1994 all contributed to the increased revenue from application products. The second quarter and first six months of 1994 include revenue from FreeHand, which was divested effective January 1, 1995, and PhotoStyler, which was discontinued in late 1994. These two products aggregated revenue of $16.1 million and $30.4 million in the second quarter and first six months of 1994, respectively.

DIRECT COSTS

                                           1995          1994         Change
                                     ----------   -----------    -----------
Second quarter period:
  DIRECT COSTS                          $30.8          $27.9             10%

  Percentage of total revenue            18.3%          18.6%

Six month period:
  DIRECT COSTS                          $63.6          $53.9             18%

  Percentage of total revenue            18.9%          18.9%

Direct costs include royalties; amortization of acquired technologies; and direct product, packaging and shipping costs. During 1994, direct costs also included amortization of typeface production costs, which totaled $1.5 million and $2.6 million in the second quarter and first six months of 1994, respectively.

Gross margins are affected by the mix of licensing revenue versus application products revenue, as well as the product mix within application products. In the second quarter and first half of 1995, direct costs remained relatively constant as a percentage of total revenue while the revenue mix between licensing and application products changed only slightly.

The Company also delivers its type library on its Type On Call-TM- CD-ROM media, and end users wishing to license typeface designs call the Company with a credit card number to receive the unlocking code for the desired typeface. This method of delivery also contributes to reduced direct costs. Other applications are also available through the Company's distributors on CD-ROM.

On March 31, 1995, the Company entered into an agreement with the developers of the technology underlying its Adobe Photoshop product under which the Company obtained all rights to the technology for a lump sum payment of $34.5 million. This transaction has been recorded on the balance sheet in other assets as part of purchased technology. The purchased technology is being amortized over 36 months. Prior to this agreement, the Company paid the developers a royalty for each copy of Adobe Photoshop sold by the Company. The Company expects that the amortization expense related to the purchased technology will not exceed the per-copy royalty expense which would otherwise have been incurred.

OPERATING EXPENSES

                                           1995          1994         Change
                                     ----------   -----------    -----------
Second quarter period:
  SOFTWARE DEVELOPMENT COSTS --
    RESEARCH AND DEVELOPMENT            $26.5          $23.5             13%

  Percentage of total revenue            15.8%          15.7%

Six month period:
  SOFTWARE DEVELOPMENT COSTS --
    RESEARCH AND DEVELOPMENT            $52.9          $45.2             17%

  Percentage of total revenue            15.7%          15.8%

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

The Company believes that continued investments in research and development are necessary to remain competitive in the marketplace, and are directly related to continued, timely development of new and enhanced products. The Company intends to continue recruiting and hiring experienced software developers, but expects that research and development expenditures for all of 1995 will approximate current spending levels as a percentage of revenue.

                                           1995          1994         Change
                                     ----------   -----------    -----------
Second quarter period:
  SOFTWARE DEVELOPMENT COSTS --
    AMORTIZATION OF CAPITALIZED
    SOFTWARE DEVELOPMENT COSTS          $2.6           $4.2             -38%

  Percentage of total revenue            1.5%           2.8%

Six month period:
  SOFTWARE DEVELOPMENT COSTS  --
    AMORTIZATION OF CAPITALIZED
    SOFTWARE DEVELOPMENT COSTS          $5.2           $6.8             -24%

  Percentage of total revenue            1.5%           2.4%

In the implementation of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development expenditures on Adobe products, after achieving technological feasibility, were deemed to be immaterial. Certain software development expenditures on Aldus products have been capitalized and are being amortized over the lives of the respective products. In the second quarter and first six months of 1995, software development expenditures on all products, after reaching technological feasibility, were immaterial and the Company anticipates that this trend will continue in the future. Accordingly, 1995 will reflect the expense of amortizing software development costs acquired in connection with the Company's merger with Aldus in addition to the actual development expenditures (classified as research and development) made prior to achieving technological feasibility.

It is expected that amortization of software development costs will decrease both in absolute dollars and as a percentage of total revenue during 1995 as these costs become fully amortized.


                                           1995          1994         Change
                                     ----------   -----------    -----------
Second quarter period:
  SALES, MARKETING AND
    CUSTOMER SUPPORT                    $49.3          $51.5             -4%

  Percentage of total revenue            29.3%          34.3%

Six month period:
  SALES, MARKETING AND
    CUSTOMER SUPPORT                    $95.3          $97.1             -2%

  Percentage of total revenue            28.3%          34.0%

Sales, marketing and customer support expenses generally include salaries and benefits, sales commissions, travel expenses and related facilities costs for the Company's sales, marketing, customer support and distribution personnel. Sales, marketing and customer support expenses also include the costs of programs aimed at increasing revenues, such as advertising, trade shows and other market development programs.

Sales, marketing and customer support expenses decreased for the second quarter and first six months of 1995 compared with the same periods of 1994. These decreases reflect the timing of product release schedules as well as reduced costs resulting from the restructuring of the combined company following the merger with Aldus.

Continuing efforts to expand markets and increase penetration into targeted software markets, as well as increasing competition in the software industry are expected to cause sales, marketing and customer support expenditures for all of 1995 to approximate 1994 spending levels in absolute dollars.

                                           1995          1994         Change
                                     ----------   -----------    -----------
Second quarter period:
  GENERAL AND ADMINISTRATIVE            $12.1          $14.2            -15%

  Percentage of total revenue             7.2%           9.4%

Six month period:
  GENERAL AND ADMINISTRATIVE            $23.7          $26.1             -9%

  Percentage of total revenue             7.0%           9.1%

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

In the second quarter and first six months of 1995, general and administrative expenses reflect savings related to the restructuring of the combined company after the merger with Aldus. The Company expects general and administrative spending to be a lower percentage of revenue for all of 1995 than was achieved in 1994, although the percentage is expected to increase over that of the first half of 1995.

NONOPERATING INCOME

                                           1995          1994         Change
                                     ----------   -----------    -----------
Second quarter period:
  INTEREST, INVESTMENT AND
    OTHER INCOME                        $ 7.1          $1.8             286%

  Percentage of total revenue             4.2%          1.2%

Six month period:
  INTEREST, INVESTMENT AND
    OTHER INCOME                        $12.3          $3.9             217%

  Percentage of total revenue             3.6%          1.4%

The increase in interest, investment and other income is primarily due to generally higher interest rates and a larger investment base. In 1995, the Company has increased the weighted average days-to-maturity of its investments, which has generated higher rates of return, and, in addition, has placed more of its invested cash in higher-yielding taxable securities because it has become beneficial to do so on an after-tax basis.

PROVISION FOR INCOME TAXES


                                           1995          1994         Change
                                     ----------   -----------    -----------
Second quarter period:
  PROVISION FOR INCOME TAXES            $19.9          $10.1             97%

  Percentage of total revenue            11.9%           6.8%

  Effective tax rate                     37.0%          37.0%

Six month period:
  PROVISION FOR INCOME TAXES            $40.1          $21.0             91%

  Percentage of total revenue            11.9%           7.3%

  Effective tax rate                     37.0%          36.6%

The Company's effective tax rate was slightly higher in the first six months of 1995 compared with 1994 due to a decrease in research and development tax credits and lower tax exempt investment earnings in the current year.

NET INCOME AND NET INCOME PER SHARE

                                           1995          1994         Change
                                     ----------   -----------    -----------
Second quarter period:
  NET INCOME                              $33.9         $17.3             96%

  Percentage of total revenue              20.2%         11.6%

  NET INCOME PER SHARE                    $0.51         $0.28             82%

  Weighted shares (In thousands)         66,324        61,768

Six month period:
  NET INCOME                              $68.3         $36.4             88%

  Percentage of total revenue              20.3%         12.7%

  NET INCOME PER SHARE                    $1.04         $0.59             76%

  Weighted shares (In thousands)         65,343        61,529

Net income for the second quarter of 1995 increased 96% from the second quarter of 1994. Earnings per share were $.51, an 82% increase from the second quarter of 1994. Net income for the six months ended June 2, 1995 increased 88% over the same period in 1994 and earnings per share increased 76% for the same period.

The increase in earnings per share was caused by increased revenue, lower expense levels as a percentage of revenue and a relatively constant tax rate.

ANNOUNCED ACQUISITION OF FRAME TECHNOLOGY CORPORATION

On June 22, 1995, the Company and Frame Technology Corporation ("Frame") announced a definitive agreement under which the Company will acquire Frame through an exchange of common stock of the two companies. Frame, a California corporation established in 1986, provides document creation, management and distribution software for individuals and workgroups.

Under the agreement, which has been approved by the Board of Directors of both companies, the Company will exchange .52 shares of its common stock for each share of Frame common stock. The acquisition is intended to qualify as a tax-free reorganization and a pooling of interests for accounting purposes. This transaction is subject to conditions customary for acquisitions of publicly-held companies, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, Securities and Exchange Commission approval and approval by Frame's shareholders.

Assuming no adverse regulatory proceedings and that shareholder approval is obtained, the Company expects the acquisition to be effective in the fourth quarter of 1995.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

The Company believes that in the future its results of operations could be impacted by factors such as the ability of the Company to integrate Adobe, Aldus and Frame product lines, renegotiation of royalty arrangements, delays in shipment of the Company's new products and major new versions of existing products, market acceptance of new products and upgrades, growth in worldwide personal computer and printer sales and sales price adjustments, consolidation in the OEM printer business, and adverse changes in general economic conditions in any of the countries in which the Company does business.

In connection with the acquisition of Frame, the Company intends to seek to reduce expenses by the elimination of duplicate or unnecessary facilities, employees, marketing programs and other expenses. There can be no assurance that the Company will be able to reduce expenses in this fashion, that there will not be high costs associated with such activities, that such reductions will not result in a decrease in revenue or that there will not be other material adverse effects of the Company's integration efforts. Such effects could materially reduce the earnings of the combined company. The Company will incur estimated merger transaction costs of approximately $13.5 million related to the acquisition, which will be charged to operations in the fourth quarter of 1995. In addition, the Company expects to incur a restructuring charge during the fourth quarter of 1995, currently estimated to be in the range of $15.0 million to $25.0 million, to reflect the costs associated with combining the two companies, including severance and outplacement costs and the elimination of duplicate facilities (including cancellation of leases). These amounts are preliminary estimates only and are therefore subject to change. In addition, there can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the acquisition.

In connection with the merger with Aldus, the Company has sought to reduce combined expenses by the elimination of duplicate or unnecessary facilities, employees, marketing programs and other expenses. The Company believes that the major impact of such reductions occurred in the fourth quarter of 1994 but experienced some additional impact in the first half of 1995. The Company expects that these reductions will benefit future operating results, but the reductions could adversely impact the earnings of the combined company. In addition, there can be no assurance that the integration of the product lines of the two companies will not have a material adverse effect on the results of operations.

As previously stated, effective January 1, 1995, the Company no longer markets FreeHand and discontinued marketing PhotoStyler in late 1994. These two products aggregated $53.2 million of revenue and $35.4 million of gross profit in fiscal year 1994. There can be no assurance that the Company will be able to continue to replace this lost revenue or that it will be able to do so as profitably.

The Company's OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, including licensing a PostScript language compatible interpreter from a third party, which could result in lower licensing revenue for the Company.

With the acquisition of Aldus, the Company derives a larger portion of its revenue from its subsidiaries located in Europe and the Pacific Rim. While most of the revenue of these subsidiaries is denominated in U.S. dollars, the majority of their expense transactions are denominated in foreign currencies. As a result, the Company's operating results are subject to fluctuations in foreign currency exchange rates. To date, the Company has not engaged in any significant activities to hedge its exposure to foreign currency exchange rate fluctuations.

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


FINANCIAL CONDITION


CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

                                         June 2   November 25
                                           1995          1994         Change
                                     ----------   -----------    -----------
CASH, CASH EQUIVALENTS AND
  SHORT-TERM INVESTMENTS                $443.4         $400.4            11%

The Company's cash balances and short-term investments have increased each year due to profitable operations, partially offset by expenditures for capital outlays and other investments. Cash equivalents consist of highly liquid money market instruments. Certain cash equivalents and all of the Company's short-term investments, consisting principally of municipal bonds, commercial paper, auction rate securities, United States government and government agency securities and asset-backed securities, are classified as available-for-sale under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The Company does not invest in securities which involve a high degree of risk or complexity.

NONCURRENT LIABILITIES AND SHAREHOLDERS' EQUITY

                                         June 2   November 25
                                           1995          1994         Change
                                     ----------   -----------    -----------
NONCURRENT LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $572.9         $456.8            25%

Included above are put warrants and shareholders' equity. The Company has no long-term debt.

The Board of Directors of the Company declared a cash dividend on the Company's common stock of $.05 per common share on June 21, 1995, for the second quarter of 1995. The dividend will be for shareholders of record as of July 7, 1995, and will be paid on July 21, 1995. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon business conditions, results of operations, the financial condition of the Company and other factors.

Under its stock repurchase program, the Company repurchased 364,003 shares at a cost of $13.6 million in the first six months of 1995. These share repurchases are intended to fund the employee stock purchase and stock option plans. Additional repurchases of the Company's common stock in the open market to provide shares for issuance under its stock plans will continue subsequent to the completion of the announced acquisition of Frame.

WORKING CAPITAL

                                         June 2   November 25
                                           1995          1994         Change
                                     ----------   -----------    -----------
WORKING CAPITAL                         $431.8         $363.6            19%

Net working capital grew to $431.8 million as of June 2, 1995, compared to $363.6 million as of November 25, 1994. Cash flow provided by operations during the first six months of 1995 was $81.9 million. Expenditures for property and equipment totaled $15.2 million. Such expenditures are expected to continue, including computer systems for development, sales and marketing, product support, and administrative staff.

In the future, cash may be used to acquire technology, or to invest in companies owning key technologies, where appropriate. On March 31, 1995, the Company entered into an agreement with the developers of the technology underlying its Adobe Photoshop product to obtain that technology for a lump sum payment of $34.5 million (see Note 8--Acquisition of Adobe Photoshop Technology).

Net cash provided by financing activities during the first six months of 1995 was $26.3 million; $46.3 million was provided by proceeds from issuance of common stock; $13.6 million was used to repurchase common stock; and $6.3 million was used to pay cash dividends.

The Company's principal commitments as of June 2, 1995, consisted of obligations under operating leases for facilities, a real estate development agreement and various service and lease guarantee agreements with a related party. The Company has entered into a real estate development agreement for the construction of an office facility and in 1996 will enter into an operating lease agreement for this facility. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $52.0 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor to secure the performance of its obligations under the lease and as of June 2, 1995, the Company had deposited approximately $11.7 million in time deposit securities. The Company has also entered into various agreements with McQueen Holdings Limited ("McQueen"), a European operating entity, whereby the Company has agreed to guarantee obligations under operating leases for certain European facilities utilized by McQueen, and to guarantee certain levels of business between Adobe and McQueen. The Company currently owns approximately 16 percent of the outstanding stock in McQueen.

The Company believes that existing cash, cash equivalents and short-term investments, together with cash generated from operations, will provide sufficient funds for the Company to meet its operating cash requirements in the foreseeable future.

PART II -- OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on April 5, 1995.

A proposal to elect four (4) Class II directors of the Company to serve for a two-year term expiring at the Annual Meeting of Shareholders in 1997 was approved by shareholders. This proposal received the following votes:

                                          For                    Withheld
                              ---------------               -------------
     John E. Warnock               56,773,929                     368,152

     Robert Sedgewick              56,771,446                     370,635

     William J. Spencer            56,771,446                     370,635

     Gene P. Carter                56,774,010                     368,071

Incumbent Class I directors Charles M. Geschke, William R. Hambrecht, Delbert W. Yocam and Paul Brainerd are currently serving for a term expiring at the Annual Meeting of Shareholders in 1996.

Also, a proposal to amend the Company's Restricted Stock Option Plan increasing the number of shares reserved for issuance under the Plan from 250,000 to 500,000, increasing the number of shares subject to options automatically granted each year to non-employee directors and available to be granted to a consultant from 7,500 to 10,000 and increasing the number of shares subject to options automatically granted to a new non-employee director upon joining the Board from 7,500 to 15,000 was approved by shareholders. This proposal received the following votes:

     For:                          38,647,703

     Against:                      16,857,197

     Abstain:                         376,844

In addition, shareholders ratified the appointment of KPMG Peat Marwick LLP as independent public accountants of the Company for fiscal 1995. This proposal received the following votes:

     For:                          56,931,886

     Against:                          78,153

     Abstain:                         132,042

Broker non-votes are included in the determination of the number of shares present and voting for purposes of determining the presence of a quorum at the Company's annual meeting of shareholders. They are not, however, counted for purposes of determining the number of votes cast for a proposal.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits


                                               Sequentially      Incorporated by Reference
     Exhibit                                       Numbered  -----------------------------
      Number   Exhibit Description                     Page     Form       Date     Number
     --------  ------------------------------  ------------  -------  ---------  ---------
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

     10.2      Common Stock Purchase                N/A        S-1     07/01/86  10.2
               Agreement of John E.
               Warnock dated December
               29, 1982, and, as amended
               November 30, 1983

     10.3      Common Stock Purchase                N/A        S-1     07/01/86  10.3
               Agreement of Charles M.
               Geschke dated December
               29, 1982, and, as amended
               November 30, 1983

     10.4      Common Stock Purchase                N/A        S-1     07/01/86  10.4
               Agreement of Q.T. Wiles
               dated December 29, 1982

     10.5      Common Stock Purchase                N/A        S-1     07/01/86  10.5
               Agreement of David Evans
               dated December 29, 1982

                                                                     (Continued)

a)   Index to Exhibits (Continued)


                                               Sequentially      Incorporated by Reference
     Exhibit                                       Numbered  -----------------------------
      Number   Exhibit Description                     Page     Form       Date     Number
     --------  ------------------------------  ------------  -------  ---------  ---------
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

     10.12.1   1988 Employee Stock                  N/A      10-Q      07/06/94  10.12.1
               Purchase Plan, as amended


                                                                     (Continued)

a)   Index to Exhibits (Continued)


                                               Sequentially      Incorporated by Reference
     Exhibit                                       Numbered  -----------------------------
      Number   Exhibit Description                     Page     Form       Date     Number
     --------  ------------------------------  ------------  -------  ---------  ---------
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



                                                                     (Continued)



                                               Sequentially      Incorporated by Reference
     Exhibit                                       Numbered  -----------------------------
      Number   Exhibit Description                     Page     Form       Date     Number
     --------  ------------------------------  ------------  -------  ---------  ---------
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

     10.22.1   Restricted Stock Option              N/A       10-K     11/30/89  10.22.1
               Plan, as amended

     10.22.2   Restricted Stock Option              N/A       10-K     11/30/90  10.22.2
               Plan, as amended

     10.22.3   Restricted Stock Option              N/A       10-K     11/29/91  10.22.3
               Plan, as amended

     10.22.4   Restricted Stock Option              N/A       10-Q     07/06/94  10.22.4
               Plan, as amended


                                                                     (Continued)



                                               Sequentially      Incorporated by Reference
     Exhibit                                       Numbered  -----------------------------
      Number   Exhibit Description                     Page     Form       Date     Number
     --------  ------------------------------  ------------  -------  ---------  ---------
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

     10.27     Lease Agreement by and               N/A       10-K     11/30/88  10.27
               between John Mozart and
               Adobe Systems
               Incorporated dated July
               20, 1988

     10.28     Limited Partnership                  N/A       10-K     11/29/91  10.28
               Agreement of University
               Circle Building I, Ltd.,
               dated May 22, 1991

     10.29     University Centre                    N/A       10-K     11/29/91  10.29
               Building I Lease Agree-
               ment dated May 22, 1991

     10.30     University Circle                    N/A       10-K     11/27/92  10.30
               Termination and Security
               Agreement and Mutual
               Release dated January 7,
               1993


                                                                     (Continued)


                                               Sequentially      Incorporated by Reference
     Exhibit                                       Numbered  -----------------------------
      Number   Exhibit Description                     Page     Form       Date     Number
     --------  ------------------------------  ------------  -------  ---------  ---------
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

     10.33     Sale of Rights under                 N/A       N/A      N/A       N/A
               Software Development
               and Acquisition Agreement
               By and Between Adobe
               Systems Incorporated and
               Thomas Knoll and John
               Knoll  (confidential
               treatment granted)

     11        Computation of Earnings              N/A       N/A      N/A       N/A
               Per Common Share

     27        Financial Data Schedule              N/A       N/A      N/A       N/A


     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed in the quarter ended June 2, 1995.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        ADOBE SYSTEMS INCORPORATED


Date:  July 14, 1995


                                        By /s/   M. Bruce Nakao
                                           ----------------------------------
                                           M. Bruce Nakao,
                                           Senior Vice President, Finance and
                                           Administration, Chief Financial
                                           Officer, Treasurer and Assistant
                                           Secretary
                                           (Principal Financial Officer)

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