Form 10-Q
period 1995-09-01
ADOBE SYSTEMS INC
filed 1995-10-12
CIK 796343

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                            ________________________

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 1995

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

                                 (415) 961-4400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                   Shares Outstanding
                  Class                             September 1, 1995
                  -----                             -----------------
       Common stock, no par value                      63,819,199

                                TABLE OF CONTENTS

                                                                      Page No.

                         PART I -- FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements                  3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         15

                          PART II -- OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                            28


Signature                                                                35

Summary of Trademarks                                                    36

                                    EXHIBITS

Exhibit 11   Computation of Earnings per Common Share

Exhibit 27   Financial Data Schedules

PART I -- FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included under this item are as follows:

                                                                    Sequentially
                                                                        Numbered
Financial Statement Description                                             Page
------------------------------------------------------------------  ------------
-    Condensed Consolidated Statements of Income
     Quarters Ended September 1, 1995 and August 26, 1994
     and Nine Months Ended September 1, 1995 and August 26, 1994          4
-    Condensed Consolidated Balance Sheets
     September 1, 1995 and November 25, 1994                              5
-    Condensed Consolidated Statements of Cash Flows
     Nine Months Ended September 1, 1995 and August 26, 1994              6
-    Notes to Condensed Consolidated Financial Statements                 8

                           ADOBE SYSTEMS INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   Quarters Ended             Nine Months Ended
                                       --------------------------    --------------------------
                                       September 1      August 26    September 1      August 26
                                              1995           1994           1995           1994
                                       -----------    -----------    -----------    -----------
Revenue:
  Licensing                            $    45,091    $    39,130    $   136,486    $   115,713
  Application products                     111,563        107,507        356,752        316,609
                                       -----------    -----------    -----------    -----------

Total revenue                              156,654        146,637        493,238        432,322

Direct costs                                25,712         26,162         89,267         80,061
                                       -----------    -----------    -----------    -----------

Gross margin                               130,942        120,475        403,971        352,261
                                       -----------    -----------    -----------    -----------

Operating expenses:
  Software development costs:
    Research and development                29,155         24,353         82,017         69,537
    Amortization of capitalized
      software development
      costs                                  1,929          3,916          7,084         10,689
  Sales, marketing and
    customer support                        49,682         52,283        144,970        149,401
  General and administrative                11,396         12,928         35,062         39,068
  Write-off of acquired in-
    process research and
    development                                 --             --             --          3,045
                                       -----------    -----------    -----------    -----------

Total operating expenses                    92,162         93,480        269,133        271,740
                                       -----------    -----------    -----------    -----------

Operating income                            38,780         26,995        134,838         80,521

Nonoperating income:
  Interest, investment and
    other income                             6,754          1,757         19,028          5,625
                                       -----------    -----------    -----------    -----------

Income before income taxes                  45,534         28,752        153,866         86,146

Provision for income taxes                  16,081         10,691         56,161         31,686
                                       -----------    -----------    -----------    -----------

Net income                             $    29,453    $    18,061    $    97,705    $    54,460
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------

Net income per share                   $       .44    $       .29    $      1.48     $      .88
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------

Shares used in computing net
  income per share                          67,121         62,566         66,032         61,874
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           ADOBE SYSTEMS INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                September 1    November 25
                                                                       1995           1994
                                                                -----------    -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                     $   108,817    $   190,091
  Short-term investments                                            365,469        210,269
  Receivables                                                        92,762         96,585
  Inventories                                                         6,983          9,619
  Other current assets                                                9,912          7,837
  Deferred income taxes                                              19,675         17,962
                                                                -----------    -----------

Total current assets                                                603,618        532,363

Property and equipment                                               43,531         39,104
Other assets                                                         91,089         45,561
Deferred income taxes                                                 9,802          8,475
                                                                -----------    -----------

                                                                $   748,040    $   625,503
                                                                -----------    -----------
                                                                -----------    -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade and other payables                                      $    21,916    $    30,840
  Accrued expenses                                                   73,998         79,000
  Accrued restructuring costs                                         8,701         28,457
  Income taxes payable                                               23,695         23,083
  Deferred revenue                                                    8,573          7,352
                                                                -----------    -----------

Total current liabilities                                           136,883        168,732
                                                                -----------    -----------

Shareholders' equity:
  Preferred stock, no par value;
    2,000,000 shares authorized; none issued                             --             --
  Common stock, no par value;
    200,000,000 shares authorized;
    63,819,199 and 61,150,049 shares issued
    and outstanding as of September 1, 1995,
    and November 25, 1994, respectively                             206,536        142,207
  Unrealized gains (losses) on investments                            1,656         (1,088)
  Retained earnings                                                 407,872        319,704
  Cumulative foreign currency translation adjustments                (4,907)        (4,052)
                                                                -----------    -----------

Total shareholders' equity                                          611,157        456,771
                                                                -----------    -----------

                                                                $   748,040    $   625,503
                                                                -----------    -----------
                                                                -----------    -----------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           ADOBE SYSTEMS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         Nine Months Ended
                                                                --------------------------
                                                                September 1      August 26
                                                                       1995           1994
                                                                -----------    -----------
Cash flows from operating activities:
  Net income                                                    $    97,705    $    54,460
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Stock compensation expense                                        2,515            752
    Depreciation and amortization                                    37,602         38,159
    Deferred income taxes                                            (3,045)        (5,129)
    Provision for losses on accounts receivable                       1,255            767
    Tax benefit from employee stock plans                            21,158          6,018
    Write-off of acquired in-process research
      and development                                                    --          3,045
    Changes in operating assets and liabilities:
      Receivables                                                     1,563          6,803
      Inventories                                                     2,560         (1,089)
      Other current assets                                           (2,752)        (7,339)
      Trade and other payables                                       (8,319)         1,881
      Accrued expenses                                               (6,255)         2,342
      Accrued restructuring costs                                   (16,362)            --
      Income taxes payable                                              633          5,244
      Deferred revenue                                                1,182           (921)
                                                                -----------    -----------

Net cash provided by operating activities                           129,440        104,993
                                                                -----------    -----------

Cash flows from investing activities:
  Purchases of short-term investments                            (2,330,768)    (1,069,633)
  Maturities and sales of short-term investments                  2,178,312      1,032,888
  Acquisitions of property and equipment                            (20,422)       (19,406)
  Capitalization of software development costs                           --        (10,487)
  Additions to other assets                                         (68,403)        (4,139)
  Acquisitions, net of cash acquired                                     --         (6,297)
                                                                -----------    -----------

Net cash used for investing activities                             (241,281)       (77,074)
                                                                -----------    -----------


                                                                     (Continued)


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           ADOBE SYSTEMS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (CONTINUED)


                                                                         Nine Months Ended
                                                                --------------------------
                                                                September 1      August 26
                                                                       1995           1994
                                                                -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                        $    58,379    $    29,799
  Proceeds from sales of put warrants                                    --            718
  Repurchase of common stock                                        (17,725)        (6,737)
  Payment of dividends                                               (9,532)        (6,864)
                                                                -----------    -----------

Net cash provided by financing activities                            31,122         16,916
                                                                -----------    -----------

Effect of foreign currency exchange rates on
  cash and cash equivalents                                            (555)           672
                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents                (81,274)        45,507

Adjustment for change in Aldus Corporation
  fiscal year-end                                                        --         (3,554)

Cash and cash equivalents at beginning of period                    190,091        134,039
                                                                -----------    -----------

Cash and cash equivalents at end of period                      $   108,817    $   175,992
                                                                -----------    -----------
                                                                -----------    -----------

Supplemental disclosures:
  Cash paid during the period for income taxes                  $    34,516    $    21,463
                                                                -----------    -----------
                                                                -----------    -----------

  Noncash investing and financing activities:
    Dividends declared but not paid                             $     3,197    $     3,125
                                                                -----------    -----------
                                                                -----------    -----------

    Reclassification of put warrants                            $        --    $     6,906
                                                                -----------    -----------
                                                                -----------    -----------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           ADOBE SYSTEMS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


NOTE 1.
SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated statements of income, balance sheets and statements of cash flows reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position at September 1, 1995, and the statements of income and cash flows for the interim periods ended September 1, 1995 and August 26, 1994.

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

The results of operations for the interim period ended September 1, 1995, are not necessarily indicative of the results to be expected for the full year.

NET INCOME PER SHARE

Net income per share is based upon weighted average common and dilutive common equivalent shares outstanding using the treasury stock method. Dilutive common equivalent shares include stock options and restricted stock. Fully diluted earnings per share for the quarters and nine months ended September 1, 1995 and August 26, 1994 were not materially different from primary earnings per share.

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

Prior to the combination, Aldus' fiscal year ended on December 31. In recording the business combination, Aldus' financial statements for the interim periods ended August 26, 1994 were combined with the Company's for the same periods. Aldus' financial statements for the year ended December 31, 1993 were combined with the Company's for the year ended November 26, 1993. Revenue and net income for Aldus for the month ended December 31, 1993 were $26.1 million and $4.4 million, respectively. Net income, the foreign currency translation adjustment, the issuance of common stock and the net increase in cash and cash equivalents were adjusted to eliminate the effect of including Aldus' results of operations, financial position and cash flows for the month ended December 31, 1993 in the interim periods ended August 26, 1994 and the year ended November 26, 1993.

                           ADOBE SYSTEMS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (CONTINUED)

NOTE 3.
RECEIVABLES


Receivables consisted of the following:


                                                                September 1    November 25
                                                                       1995           1994
                                                                -----------    -----------
  Trade receivables                                             $    57,427    $    69,628
  Royalty receivables                                                30,671         26,800
  Interest and other receivables                                      7,732          3,410
                                                                -----------    -----------
                                                                     95,830         99,838

  Less allowance for doubtful accounts                                3,068          3,253
                                                                -----------    -----------

                                                                $    92,762    $    96,585
                                                                -----------    -----------
                                                                -----------    -----------


NOTE 4.
PROPERTY AND EQUIPMENT


Property and equipment consisted of the following:


                                                                September 1    November 25
                                                                       1995           1994
                                                                -----------    -----------
  Land                                                          $       782    $       782
  Building                                                            4,549          4,615
  Equipment                                                          99,497         88,285
  Furniture and fixtures                                             16,198         15,487
  Leasehold improvements                                              7,425          4,146
                                                                -----------    -----------
                                                                    128,451        113,315

  Less accumulated depreciation and amortization                     84,920         74,211
                                                                -----------    -----------

                                                                $    43,531    $    39,104
                                                                -----------    -----------
                                                                -----------    -----------

                           ADOBE SYSTEMS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (CONTINUED)

NOTE 5.
OTHER ASSETS


Other assets consisted of the following:


                                                                September 1    November 25
                                                                       1995           1994
                                                                -----------    -----------
  Licensing agreements                                          $    16,130    $    15,565
  Goodwill                                                           22,034         22,034
  Purchased technology                                               35,626            325
  Software development costs                                         27,199         27,199
  Miscellaneous other assets                                         47,315         16,123
                                                                -----------    -----------
                                                                    148,304         81,246

  Less accumulated amortization                                      57,215         35,685
                                                                -----------    -----------
                                                                $    91,089    $    45,561
                                                                -----------    -----------
                                                                -----------    -----------

Unamortized software development costs were $2.7 million and $9.1 million at September 1, 1995 and November 25, 1994, respectively. Amortization of software development costs was $1.9 million and $3.9 million for the quarters ended September 1, 1995 and August 26, 1994, respectively, and $7.1 million and
$10.7 million for the nine months ended September 1, 1995 and August 26, 1994, respectively.


NOTE 6.
ACCRUED EXPENSES


Accrued expenses consisted of the following:


                                                                September 1    November 25
                                                                       1995           1994
                                                                -----------    -----------
  Royalties                                                     $     5,808    $    10,824
  Accrued compensation and benefits                                  14,673         17,039
  Sales and marketing allowances                                     20,426         19,445
  Miscellaneous accrued expenses                                     33,091         31,692
                                                                -----------    -----------
                                                                $    73,998    $    79,000
                                                                -----------    -----------
                                                                -----------    -----------

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

Activity in accrued restructuring costs is as follows:


                                                               Nine Months Ended
                                                               September 1, 1995
                                     Accrued as of  ----------------------------  Accrued as of
                                       November 25                          Cash    September 1
                                              1994     Write-offs       Payments           1995
                                     -------------  -------------  -------------  -------------
     Merger transaction
       costs                         $       5,863  $         168  $       5,695  $          --
     Restructuring costs:
       Severance and outplacement           11,548             --          8,109          3,439
       Impaired assets and
         cancellation of facility
         leases                             11,046          3,226          2,558          5,262
                                     -------------  -------------  -------------  -------------
                                     $      28,457  $       3,394  $      16,362  $       8,701
                                     -------------  -------------  -------------  -------------
                                     -------------  -------------  -------------  -------------


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


NOTE 8.
ADOBE PHOTOSHOP-TM- TECHNOLOGY

On March 31, 1995, the Company entered into an agreement with the developers of the technology underlying its Adobe Photoshop product under which the Company made a lump sum payment to the developers of $34.5 million in lieu of all future royalty obligations in connection with the technology. This transaction has been recorded on the balance sheet in other assets as part of purchased technology. The purchase is being amortized over 36 months. Prior to this agreement, the Company paid the developers a royalty for each copy of Adobe Photoshop sold by the Company.


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

                           ADOBE SYSTEMS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (CONTINUED)

NOTE 9.
ANNOUNCED ACQUISITION OF FRAME TECHNOLOGY CORPORATION (CONTINUED)

Under the agreement, which has been approved by the Board of Directors of both companies, the Company will exchange .52 shares of its common stock for each share of Frame common stock. The acquisition is intended to qualify as a tax-free reorganization and a pooling of interests for accounting purposes. This transaction is subject to conditions customary for acquisitions of publicly-held companies, including approval by Frame's shareholders at a Special Meeting of Shareholders on October 26, 1995. The Securities and Exchange Commission has approved the transaction and the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired with no action taken by the Federal Trade Commission.

Assuming that shareholder approval is obtained, the Company expects the acquisition to be effective upon the filing of Articles of Merger with the Secretary of the State of California, which will occur following the receipt of shareholder approval.

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

In connection with the merger with Aldus, the Company has sought to reduce combined expenses by the elimination of duplicate or unnecessary facilities, employees, marketing programs and other expenses. The Company believes that the major impact of such reductions occurred in the fourth quarter of 1994 but experienced some additional impact in the first nine months of 1995. (See Note 7 -- Accrued Restructuring Costs.)

REVENUE


                                                  1995        1994      Change
                                            ----------  ----------  ----------
Third quarter period:
  TOTAL REVENUE                                 $156.7      $146.6          7%

Nine month period:
  TOTAL REVENUE                                 $493.2      $432.3         14%


Revenue growth for the third quarter and nine month periods was due to increases in both licensing activity and shipments of application products. The divestiture of FreeHand effective January 1, 1995, and the discontinuance of PhotoStyler in late 1994, as further discussed below, partially offset the revenue increase. Product unit volume (as opposed to price) growth was the principal factor in the Company's revenue growth in application products revenue.


                                                  1995        1994      Change
                                            ----------  ----------  ----------
Third quarter period:
  PRODUCT GROUP REVENUE -- LICENSING             $45.1       $39.1         15%

  Percentage of total revenue                     28.8%       26.7%


Nine month period:
  PRODUCT GROUP REVENUE -- LICENSING            $136.5      $115.7         18%

  Percentage of total revenue                     27.7%       26.8%

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

The number of units shipped by OEMs continued to grow on a quarterly basis. Royalty per unit is generally calculated as a percentage of the end user list price of a printer, although there are some components of licensing revenue based on a flat dollar amount per unit which typically do not change with list price changes. Some OEMs continued to reduce list prices on their lower-end printers, which resulted in lower royalties per unit on such printers. However, in the third quarter and first nine months of 1995, this trend was offset by increased demand for CPSI and color capability, as well as increased penetration into the Japanese market, all of which have higher royalties per unit.

The Company has seen year-to-year increases in the number of OEM customers from which it is receiving licensing revenue, demonstrating continued acceptance of PostScript software, as well as reflecting a diversification of the Company's customer base across Macintosh, IBM PC and compatibles, and multiple platform markets.


                                                  1995        1994      Change
                                            ----------  ----------  ----------
Third quarter period:
  PRODUCT GROUP REVENUE --
    APPLICATION  PRODUCTS                       $111.6      $107.5          4%

  Percentage of total revenue                     71.2%       73.3%


Nine month period:
  PRODUCT GROUP REVENUE --
    APPLICATION  PRODUCTS                       $356.8      $316.6         13%

  Percentage of total revenue                     72.3%       73.2%

Application products revenue is derived from shipments of application software programs through retail and distribution channels; however, the information products are becoming more widely distributed through VARs and systems integrators.

During the third quarter and first nine months of 1995, application products revenue grew primarily due to increased demand for Adobe Photoshop-TM-, the Company's image editing product. In the first quarter of 1995, the Company released Adobe Premiere-TM- 4.0 for the Windows platform, as well as Japanese versions of several of its products, including Adobe Premiere 4.0 and Adobe Persuasion-TM- 3.0 for the Macintosh, and Adobe Photoshop 3.0 for the Windows platform. Continued demand for these releases as well as for versions of Adobe Photoshop and Adobe Premiere for the Macintosh platform released in the second half of fiscal 1994 all contributed to the increased revenue from application products. The third quarter and first nine months of 1994 include revenue from FreeHand, which was divested effective January 1, 1995, and PhotoStyler, which was discontinued in late 1994. These two products aggregated revenue of $14.3 million and $44.7 million in the third quarter and first nine months of 1994, respectively.

Application products revenue for the third quarter of 1995 was lower than expected because of significantly lower than normal European revenues. While European sales for the third quarter are generally less than in other quarters, the decrease in 1995 was greater than usual and was reflected across all product lines, all platforms and all European regions. In addition, the Company released Adobe PageMaker-TM- 6.0 for the Macintosh late in the third quarter. Adobe PageMaker shipped for less than two weeks in the quarter, which was also a contributing factor to the lower than expected revenues.

 DIRECT COSTS


                                                  1995        1994      Change
                                            ----------  ----------  ----------
Third quarter period:
  DIRECT COSTS                                   $25.7       $26.2         -2%

  Percentage of total revenue                     16.4%       17.8%


Nine month period:
  DIRECT COSTS                                   $89.3       $80.1         11%

  Percentage of total revenue                     18.1%       18.5%

Direct costs include royalties; amortization of acquired technologies; and direct product, packaging and shipping costs. During 1994, direct costs also included amortization of typeface production costs, which totaled $1.6 million and $4.0 million in the third quarter and first nine months of 1994, respectively.

Gross margins are affected by the mix of licensing revenue versus application products revenue, as well as the product mix within application products. In the third quarter and first nine months of 1995, direct costs decreased as a percentage of total revenue due to the greater proportion of licensing revenue which typically has higher gross margins than application products revenue. In addition, the purchase relating to Adobe Photoshop, as further discussed below, resulted in lower direct costs for that product as a percentage of its revenue.

On March 31, 1995, the Company entered into an agreement with the developers of the technology underlying its Adobe Photoshop product under which the Company made a lump sum payment to the developers of $34.5 million in lieu of all future royalty obligations in connection with the technology. This transaction has been recorded on the balance sheet in other assets as part of purchased technology. The purchase is being amortized over 36 months. Prior to this agreement, the Company paid the developers a royalty for each copy of Adobe Photoshop sold by the Company. To date, the amortization expense related to the purchase has been less than the per-copy royalty expense which would otherwise have been incurred.

The Company also delivers its type library on its Type On Call-TM- CD-ROM media, and end users wishing to license typeface designs call the Company with a credit card number to receive the unlocking code for the desired typeface. This method of delivery also contributes to reduced direct costs. Other applications are also available through the Company's distributors on CD-ROM.

OPERATING EXPENSES


                                                  1995        1994      Change
                                            ----------  ----------  ----------
Third quarter period:
  SOFTWARE DEVELOPMENT COSTS --
    RESEARCH AND DEVELOPMENT                     $29.2       $24.4         20%

  Percentage of total revenue                     18.6%       16.6%


Nine month period:
  SOFTWARE DEVELOPMENT COSTS --
    RESEARCH AND DEVELOPMENT                     $82.0       $69.5         18%

  Percentage of total revenue                     16.6%       16.1%

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

The Company believes that continued investments in research and development are necessary to remain competitive in the marketplace, and are directly related to continued, timely development of new and enhanced products. The Company intends to continue recruiting and hiring experienced software developers, but expects that research and development expenditures for all of 1995 will approximate current year-to-date spending levels as a percentage of revenue.


                                                  1995        1994      Change
                                            ----------  ----------  ----------
Third quarter period:
  SOFTWARE DEVELOPMENT COSTS  --
    AMORTIZATION OF CAPITALIZED
    SOFTWARE DEVELOPMENT COSTS                    $1.9        $3.9        -51%

  Percentage of total revenue                      1.2%        2.7%


Nine month period:
  SOFTWARE DEVELOPMENT COSTS  --
    AMORTIZATION OF CAPITALIZED
    SOFTWARE DEVELOPMENT COSTS                    $7.1       $10.7        -34%

  Percentage of total revenue                      1.4%        2.5%

In the implementation of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development expenditures on Adobe products, after achieving technological feasibility, were deemed to be immaterial. Certain software development expenditures on Aldus products have been capitalized and are being amortized over the lives of the respective products. In the third quarter and first nine months of 1995, software development expenditures on all products, after reaching technological feasibility, were immaterial and the Company anticipates that this trend will continue in the future. Accordingly, 1995 will reflect the expense of amortizing software development costs acquired in connection with the Company's merger with Aldus in addition to the actual development expenditures (classified as research and development) made prior to achieving technological feasibility.

It is expected that amortization of software development costs will decrease both in absolute dollars and as a percentage of total revenue during 1995 as these costs become fully amortized.


                                                  1995        1994      Change
                                            ----------  ----------  ----------
Third quarter period:
  SALES, MARKETING AND
    CUSTOMER SUPPORT                             $49.7       $52.3         -5%

  Percentage of total revenue                     31.7%       35.7%


Nine month period:
  SALES, MARKETING AND
    CUSTOMER SUPPORT                            $145.0      $149.4         -3%

  Percentage of total revenue                     29.4%       34.6%

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

Sales, marketing and customer support expenses decreased for the third quarter and first nine months of 1995 compared with the same periods of 1994. The timing of product release schedules and major trade shows will affect the level of expense in any given quarter. In the third quarter and first nine months of 1995 reduced costs resulting from the restructuring of the combined company following the merger with Aldus are partially offset by increased advertising relating to the release of Adobe PageMaker 6.0 for the Macintosh and expenses from several major trade shows.

Continuing efforts to expand markets and increase penetration into targeted software markets, as well as increasing competition in the software industry are expected to cause sales, marketing and customer support expenditures for all of 1995 to approximate 1994 spending levels in absolute dollars.


                                                  1995        1994      Change
                                            ----------  ----------  ----------
Third quarter period:
  GENERAL AND ADMINISTRATIVE                     $11.4       $12.9        -12%

  Percentage of total revenue                      7.3%        8.8%


Nine month period:
  GENERAL AND ADMINISTRATIVE                     $35.1       $39.1        -10%

  Percentage of total revenue                      7.1%        9.0%

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

In the third quarter and first nine months of 1995, general and administrative expenses reflect savings related to the restructuring of the combined company after the merger with Aldus. The Company expects general and administrative spending for all of 1995 to approximate the year-to-date level as a percentage of revenue.

NONOPERATING INCOME


                                                  1995        1994      Change
                                            ----------  ----------  ----------
Third quarter period:
  INTEREST, INVESTMENT AND
    OTHER INCOME                                  $6.8        $1.8        284%

  Percentage of total revenue                      4.3%        1.2%


Nine month period:
  INTEREST, INVESTMENT AND
    OTHER INCOME                                 $19.0        $5.6        238%

  Percentage of total revenue                      3.9%        1.3%

The increase in interest, investment and other income is primarily due to a larger investment base and generally higher interest rates compared to 1994. In 1995, the Company has increased the weighted average days-to-maturity of its investments, which has generated higher rates of return.

PROVISION FOR INCOME TAXES


                                                  1995        1994      Change
                                            ----------  ----------  ----------
Third quarter period:
  PROVISION FOR INCOME TAXES                     $16.1       $10.7         50%

  Percentage of total revenue                     10.3%        7.3%

  Effective tax rate                              35.3%       37.2%


Nine month period:
  PROVISION FOR INCOME TAXES                     $56.2       $31.7         77%

  Percentage of total revenue                     11.4%        7.3%

  Effective tax rate                              36.5%       36.8%

The effective tax rate for the nine month period of 1995 was slightly lower than that of 1994. The Company anticipates that the effective tax rate for the full year of 1995 will approximate that of the nine month period of 1995.

NET INCOME AND NET INCOME PER SHARE


                                                  1995        1994      Change
                                            ----------  ----------  ----------
Third quarter period:
  NET INCOME                                     $29.5       $18.1         63%

  Percentage of total revenue                     18.8%       12.3%

  NET INCOME PER SHARE                           $0.44       $0.29         52%

  Weighted shares (In thousands)                67,121      62,566


Nine month period:
  NET INCOME                                     $97.7       $54.5         79%

  Percentage of total revenue                     19.8%       12.6%

  NET INCOME PER SHARE                           $1.48       $0.88         68%

  Weighted shares (In thousands)                66,032      61,874

Net income for the third quarter of 1995 increased 63% from the third quarter of 1994. Earnings per share were $.44, a 52% increase from the third quarter of 1994. Net income for the nine months ended September 1, 1995 increased 79% over the same period in 1994 and earnings per share increased 68% for the same period.

The increase in earnings per share was caused by increased revenue, lower expense levels as a percentage of revenue and a relatively constant tax rate.

ANNOUNCED ACQUISITION OF FRAME TECHNOLOGY CORPORATION

As described in the Company's Form 10-Q for the second quarter of 1995, on June 22, 1995, the Company and Frame Technology Corporation ("Frame") announced a definitive agreement under which the Company will acquire Frame through an exchange of common stock of the two companies. Frame, a California corporation established in 1986, provides document creation, management and distribution software for individuals and workgroups.

Under the agreement, which has been approved by the Board of Directors of both companies, the Company will exchange .52 shares of its common stock for each share of Frame common stock. The acquisition is intended to qualify as a tax-free reorganization and a pooling of interests for accounting purposes. This transaction is subject to conditions customary for acquisitions of publicly-held companies, including approval by Frame's shareholders at a Special Meeting of Shareholders on October 26, 1995. The Securities and Exchange Commission has approved the transaction and the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired with no action taken by the Federal Trade Commission.

Assuming that shareholder approval is obtained, the Company expects the acquisition to be effective upon the filing of Articles of Merger with the Secretary of the State of California, which will occur following the receipt of shareholder approval.

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

With the acquisition of Aldus, the Company derives a larger portion of its revenue from its subsidiaries located in Europe and the Pacific Rim. While most of the revenue of these subsidiaries is denominated in U.S. dollars, the majority of their expense transactions are denominated in foreign currencies, including the Japanese yen and most major European currencies. As a result, the Company's operating results are subject to fluctuations in foreign currency exchange rates. To date, the impact of such fluctuations has been insignificant and the Company has not engaged in any significant activities to hedge its exposure to foreign currency exchange rate fluctuations. In addition, the Company generally experiences lower revenues from its European operations in the third quarter.

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


FINANCIAL CONDITION


CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS


                                       September 1   November 25
                                              1995          1994        Change
                                       -----------   -----------   -----------
CASH, CASH EQUIVALENTS AND
  SHORT-TERM INVESTMENTS                 $474.3           $400.4           18%

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

NONCURRENT LIABILITIES AND SHAREHOLDERS' EQUITY


                                       September 1   November 25
                                              1995          1994        Change
                                       -----------   -----------   -----------
SHAREHOLDERS' EQUITY                        $611.2        $456.8           34%

The Company has no long-term debt or other noncurrent liabilities.

The Board of Directors of the Company declared a cash dividend on the Company's common stock of $.05 per common share on September 18, 1995, for the third quarter of 1995. The dividend will be for shareholders of record as of October 6, 1995, and will be paid on October 20, 1995. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon business conditions, results of operations, the financial condition of the Company and other factors.

Under its stock repurchase program, the Company repurchased 434,003 shares at a cost of $17.7 million in the first nine months of 1995. These share repurchases are intended to fund the employee stock purchase and stock option plans. Additional repurchases of the Company's common stock in the open market to provide shares for issuance under its stock plans will continue subsequent to the completion of the announced acquisition of Frame.

WORKING CAPITAL


                                       September 1   November 25
                                              1995          1994        Change
                                       -----------   -----------   -----------
WORKING CAPITAL                             $466.7        $363.6           28%

Net working capital grew to $466.7 million as of September 1, 1995, compared to $363.6 million as of November 25, 1994. Cash flow provided by operations during the first nine months of 1995 was $129.4 million. Expenditures for property and equipment totaled $20.4 million. Such expenditures are expected to continue, including computer systems for development, sales and marketing, product support, and administrative staff.

In the future, cash may be used to acquire technology, or to invest in companies owning key technologies, where appropriate. On March 31, 1995, the Company entered into an agreement with the developers of the technology underlying its Adobe Photoshop product to pay the developers a lump sum payment of $34.5 million in lieu of all future royalty obligations in connection with the technology (see Note 8 -- Adobe Photoshop Technology).

Net cash provided by financing activities during the first nine months of 1995 was $31.1 million; $58.4 million was provided by proceeds from issuance of common stock; $17.7 million was used to repurchase common stock; and $9.5 million was used to pay cash dividends.

The Company's principal commitments as of September 1, 1995, consisted of obligations under operating leases for facilities, a real estate development agreement and various service and lease guarantee agreements with a related party. The Company has entered into a real estate development agreement for the construction of an office facility and in 1996 will enter into an operating lease agreement for this facility. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $52.0 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor to secure the performance of its obligations under the lease and as of September 1, 1995, the Company had deposited approximately $20.0 million in time deposit securities. The Company has also entered into various agreements with McQueen Holdings Limited ("McQueen"), a European operating entity, whereby the Company has agreed to guarantee obligations under operating leases for certain European facilities utilized by McQueen, and to guarantee certain levels of business between Adobe and McQueen. The Company currently owns approximately 16 percent of the outstanding stock in McQueen.

The Company believes that existing cash, cash equivalents and short-term investments, together with cash generated from operations, will provide sufficient funds for the Company to meet its operating cash requirements in the foreseeable future.

PART II -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits


                                                   Incorporated by Reference
     Exhibit                                  ------------------------------
     Number    Exhibit Description              Form         Date     Number
     -------   -------------------------      ------     --------     ------
     10.1      1984 Stock Option Plan            S-1     07/01/86     10.1

     10.1.1    1984 Stock Option Plan,
               as amended                       10-K     11/30/87     10.1.1

     10.1.2    1984 Stock Option Plan,
               as amended                       10-K     11/30/88     10.1.2

     10.1.3    1984 Stock Option Plan,
               as amended                       10-K     11/30/89     10.1.3

     10.1.4    1984 Stock Option Plan,
               as amended                       10-K     11/30/90     10.1.4

     10.1.5    1984 Stock Option Plan,
               as amended                       10-K     11/27/92     10.1.5

     10.1.6    1984 Stock Option Plan,
               as amended                       10-Q     07/02/93     10.1.6

     10.1.7    1994 Stock Option Plan           10-Q     07/06/94     10.1.7

     10.2      Common Stock Purchase
               Agreement of John E.
               Warnock dated December
               29, 1982, and, as amended
               November 30, 1983                 S-1     07/01/86     10.2

     10.3      Common Stock Purchase
               Agreement of Charles M.
               Geschke dated December
               29, 1982, and, as amended
               November 30, 1983                 S-1     07/01/86     10.3

     10.4      Common Stock Purchase
               Agreement of Q.T. Wiles
               dated December 29, 1982           S-1     07/01/86     10.4

     10.5      Common Stock Purchase
               Agreement of David Evans
               dated December 29, 1982           S-1     07/01/86     10.5


                                                                     (Continued)

a)   Index to Exhibits (Continued)


                                                   Incorporated by Reference
     Exhibit                                  ------------------------------
     Number    Exhibit Description              Form         Date     Number
     -------   -------------------------      ------     --------     ------
     10.6      Common Stock Purchase
               Agreement of William
               Hambrecht dated December
               29, 1982                          S-1     07/01/86     10.6

     10.7      Exchange Agreement
               dated December 29,
               1983, for John E.
               Warnock                           S-1     07/01/86     10.7

     10.8      Exchange Agreement
               dated December 29,
               1983, for Charles M.
               Geschke                           S-1     07/01/86     10.8

     10.9      Form of Shareholders
               Exchange Agreement used
               in connection with the
               exchange of shares of Old
               Adobe for shares of the
               Company                           S-1     07/01/86     10.9

     10.10     Form of Agreement for
               Assignment of Limited
               Partnership Interest used
               in connection with exchange
               of limited partnership
               interests in Adobe Systems
               Limited, a California limited
               partnership, for shares of the
               Series B Preferred Stock of
               the Company                       S-1     07/01/86     10.10

     10.11     Registration Rights
               Agreement dated December
               29, 1983                          S-1     07/01/86     10.11

     10.12     Old Adobe's 1983 Stock
               Purchase Plan and the
               Company's 1984 Stock
               Purchase Plan with standard
               form of Stock Purchase
               Agreement                         S-1     07/01/86     10.12

     10.12.1   1988 Employee Stock
               Purchase Plan, as amended        10-Q     07/06/94     10.12.1


                                                                     (Continued)

a)   Index to Exhibits (Continued)


                                                   Incorporated by Reference
     Exhibit                                  ------------------------------
     Number    Exhibit Description              Form         Date     Number
     -------   -------------------------      ------     --------     ------
     10.13     Form of Employee
               Common Stock Purchase
               Agreement dated July 23,
               1984                              S-1     07/01/86     10.13

     10.14     Warrant to Purchase Series
               C Preferred Stock to Apple
               Computer, Inc., dated
               November 26, 1984, with
               executed subscription form
               dated November 28, 1984           S-1     07/01/86     10.14

     10.15     Warrant to Purchase
               Series C Preferred Stock
               to Evans & Sutherland
               Computer Corporation
               dated April 25, 1984,
               with executed subscription
               form dated June 19, 1986          S-1     07/01/86     10.15

     10.16     License Agreement
               between the Company
               and Evans & Sutherland
               Computer Corporation
               dated April 25, 1984              S-1     07/01/86     10.16

     10.17     License Agreement
               between the Company and
               Apple Computer, Inc., dated
               November 12, 1985
               (confidential treatment
               granted)                          S-1     07/01/86     10.17

     10.17.1   License Agreement
               Restatement between the
               Company and Apple
               Computer, Inc., dated April
               1, 1987 (confidential
               treatment granted)               10-K     11/30/88     10.17.1


                                                                     (Continued)

                                                   Incorporated by Reference
     Exhibit                                  ------------------------------
     Number    Exhibit Description              Form         Date     Number
     -------   -------------------------      ------     --------     ------
     10.17.2   Amendment No. 1 to the
               License Agreement
               Restatement between the
               Company and Apple
               Computer, Inc., dated
               November 27, 1990
               (confidential treatment
               granted).                        10-K     11/30/90     10.17.2

     10.18     Lease Agreement dated
               November 11, 1983,
               between Mozart Family
               Trust and Epson America
               Inc.                              S-1     07/01/86     10.18

     10.19     Assignment of Lease
               dated November 11, 1983,
               between Epson America
               Inc. and the Company
               dated February 1, 1986            S-1     07/01/86     10.19

     10.20     Lease Agreement
               between Mozart Family
               Trust and the Company
               dated November 30, 1983           S-1     07/01/86     10.20

     10.21     Bonus Plans                       S-1     07/01/86     10.21

     10.21.1   Revised Bonus Plan               10-K     11/27/92     10.21.1

     10.21.2   Revised Bonus Plan               10-K     11/26/93     10.21.2

     10.22     Restricted Stock Option
               Plan                             10-K     11/30/87     10.22

     10.22.1   Restricted Stock Option
               Plan, as amended                 10-K     11/30/89     10.22.1

     10.22.2   Restricted Stock Option
               Plan, as amended                 10-K     11/30/90     10.22.2

     10.22.3   Restricted Stock Option
               Plan, as amended                 10-K     11/29/91     10.22.3

     10.22.4   Restricted Stock Option
               Plan, as amended                 10-Q     07/06/94     10.22.4


                                                                     (Continued)

                                                   Incorporated by Reference
     Exhibit                                  ------------------------------
     Number    Exhibit Description              Form         Date     Number
     -------   -------------------------      ------     --------     ------
     10.23     Amended and Restated
               Software License Agree-
               ment between the Company
               and QMS, Inc., dated May
               15, 1987 (confidential
               treatment granted)               10-K     11/30/88     10.23

     10.24     1989 Restricted Stock Plan       10-K     11/30/88     10.24

     10.24.1   1994 Performance and
               Restricted Stock Plan             S-4     07/27/94     10.1

     10.25     Form of Indemnity Agree-
               ment                             10-K     11/30/88     10.25

     10.26     Lease Agreement by and
               between Charleston Place
               Associates and Adobe
               Systems Incorporated dated
               April 14, 1987                   10-K     11/30/88     10.26

     10.26.1   Amendment One to Lease
               Agreement dated March 1,
               1988                             10-K     11/30/88     10.26.1

     10.26.2   Amendment Two to Lease
               Agreement dated
               September 1, 1988                10-K     11/30/88     10.26.2

     10.27     Lease Agreement by and
               between John Mozart and
               Adobe Systems
               Incorporated dated July
               20, 1988                         10-K     11/30/88     10.27

     10.28     Limited Partnership
               Agreement of University
               Circle Building I, Ltd.,
               dated May 22, 1991               10-K     11/29/91     10.28

     10.29     University Centre
               Building I Lease Agree-
               ment dated May 22, 1991          10-K     11/29/91     10.29

     10.30     University Circle
               Termination and Security
               Agreement and Mutual
               Release dated January 7,
               1993                             10-K     11/27/92     10.30


                                                                     (Continued)

                                                   Incorporated by Reference
     Exhibit                                  ------------------------------
     Number    Exhibit Description              Form         Date     Number
     -------   -------------------------      ------     --------     ------
     10.31     Restated Agreement and
               and Plan of Merger and
               Reorganization By and
               Among Adobe Systems
               Incorporated, P Acquisition
               Corp and Aldus
               Corporation                       S-4     07/13/94     10.31

     10.32     Sublease of the Land and
               Lease of the Improvements
               By and Between Sumitomo
               Bank Leasing and Finance
               Inc. and Adobe Systems
               Incorporated                     10-K     11/25/94     10.32

     10.33     Sale of Rights under
               Software Development
               and Acquisition Agreement
               By and Between Adobe
               Systems Incorporated and
               Thomas Knoll and John
               Knoll  (confidential
               treatment granted)               10-Q       6/2/95     10.33

     10.34     Agreement and Plan of
               Merger and Reorganization
               By and Among Adobe
               Systems Incorporated, J
               Acquisition Corporation
               and Frame Technology
               Corporation                       S-4      8/18/95     2.1

     11        Computation of Earnings
               Per Common Share                  N/A          N/A     N/A

     27        Financial Data Schedule           N/A          N/A     N/A

(b)  Reports on Form 8-K

     One report dated June 28, 1995 was filed by the Company, reporting the execution of a definitive agreement under which the Company will acquire Frame Technology Corporation through an exchange of the common stock of the two companies.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ADOBE SYSTEMS INCORPORATED


Date: October 12, 1995


                                    By  /s/ M. Bruce Nakao
                                        ----------------------------------------
                                        M. Bruce Nakao,
                                        Senior Vice President, Finance and
                                        Administration, Chief Financial Officer,
                                        Treasurer and Assistant Secretary
                                        (Principal Financial Officer)

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