Form 10-K
period 1995-12-01
ADOBE SYSTEMS INC
filed 1996-02-22
CIK 796343

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR
            15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 1, 1995

                                         OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM -------------- TO --------------

                      COMMISSION FILE NUMBER: 33-6885

                           ADOBE SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                              77-0019522
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

  1585 CHARLESTON ROAD, MOUNTAIN VIEW,                 94043-1225
               CALIFORNIA
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (415) 961-4400

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  __X__  NO  _____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

    The aggregate market value of the common stock held by non-affiliates of the registrant as of December 29, 1995 was $4,536,590,592.

    The number of shares outstanding of the registrant's common stock as of December 29, 1995 was 73,170,816.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement dated March 1, 1996 to be delivered to shareholders in connection with the Notice of Annual Meeting of Shareholders to be held on April 10, 1996 are incorporated by reference into
Part II.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                          PAGE NO.
                                                                                                         -----------
                                                       PART I
  Item  1.  Business...................................................................................           3
  Item  2.  Properties.................................................................................          12
  Item  3.  Legal Proceedings..........................................................................          13
  Item  4.  Submission of Matters to a Vote of Security Holders........................................          14

                                                      PART II

  Item  5.  Market for Registrant's Common Stock and Related Shareholder Matters.......................          15
  Item  6.  Selected Financial Data....................................................................          16
  Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......          17
  Item  8.  Financial Statements and Supplementary Data................................................          29
  Item  9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......          30

                                                      PART III

  Item 10.  Directors and Executive Officers of the Registrant.........................................          31
  Item 11.  Executive Compensation.....................................................................          33
  Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................          34
  Item 13.  Certain Relationships and Related Transactions.............................................          35

                                                      PART IV

  Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K............................          36
Signatures.............................................................................................          38
Summary of Trademarks..................................................................................          39
Financial Statements...................................................................................          40
Financial Statement Schedule...........................................................................          72
Exhibits...............................................................................................          74

                                     PART I

ITEM 1.  BUSINESS

    Adobe Systems Incorporated (the "Company" or "Adobe") develops, markets, and supports computer software products and technologies that enable users to create, display, manage, communicate, and print electronic materials. The Company offers a market-leading line of application software and type products for creating and distributing visually rich communication materials; licenses its industry-standard technologies to major hardware manufacturers, software developers, and service providers; and offers integrated software solutions to businesses of all sizes.

    The Company was incorporated in California in October 1983. On August 31, 1994, the Company completed its acquisition of Aldus Corporation ("Aldus") after approval by the shareholders of both companies and the Federal Trade Commission ("FTC"). The FTC approved the acquisition after Adobe agreed to the condition that the rights to the Aldus FreeHand program revert to Altsys Corporation in January 1995. Aldus' flagship product was PageMaker, a leading professional page layout program for Windows and Macintosh platforms. On October 28, 1995, Adobe completed its acquisition of Frame Technology Corporation ("Frame") following approval by Frame's shareholders and the FTC. Frame's key product, FrameMaker, is used in the writing and publishing business to create and prepare critical business and technical documents, such as books and technical manuals. Both of these acquisitions were accounted for as poolings of interests and qualified as tax-free reorganizations.

    The Company maintains its executive offices and principal facilities at 1585 Charleston Road, Mountain View, California 94043-1225. Its telephone number is 415-961-4400. The Company also maintains a World Wide Web site at http://www.adobe.com.

                               BUSINESS OVERVIEW

    Eleven years ago, Adobe and Aldus developed the software that initiated desktop publishing. As a result of its acquisitions of Aldus in August 1994 and Frame and Ceneca Communications, Inc. ("Ceneca") in October 1995, Adobe is uniquely positioned to make a further dramatic impact not only on how society creates visually rich information, but also on how it distributes and accesses that information electronically.

    While other major software companies deal in raw words, data, and numbers, Adobe software helps people use the computer to express and share their ideas in imaginative and meaningful new ways, whether the choice of media is static or dynamic, paper or electronic. In the simplest terms, Adobe products enable people to create, send, find, view, and print high-impact information.

    Adobe software enables users to work with professional creative tools; assemble illustrations, images, and text into fully formatted documents; output documents directly to any kind of printing device; and distribute documents on paper, video, or compact disc, over an e-mail system, corporate network, on-line service, or the Internet. Moreover, Adobe software enables users to perform all of these tasks across multiple computing environments.

    Adobe's PostScript page-description language is accepted as the worldwide standard for printing electronic documents. More than 5,000 applications now support PostScript language output and are available for every significant computer operating system and hardware configuration, from desktop computers to mainframes.

    Today, Adobe is applying its expertise in PostScript technology to facilitate the communication of electronic documents across platforms and networking schemes while preserving the original look and feel of the creative material. This effort is embodied in the Adobe Acrobat family of products, which not only provides tools for creating, distributing, and accessing visually rich documents, but also is establishing an open, universal file format standard for electronic publishing.

    Most recently, Adobe announced an enhanced version of Acrobat software that will enable Internet browsers and on-line service providers to incorporate Acrobat technology into their software and services for Internet users. With the acquisition of Ceneca, the Company also acquired two professional-quality tools for the World Wide Web to simplify the process of creating and managing Web sites.

                                    PRODUCTS

APPLICATION PRODUCTS

    Adobe's application products take professional tools once available only in massive, dedicated systems -- or not available at all -- and puts them on the desktop. It gives people the ability to create and manipulate the elements of visual communication, from photographs to illustrations to typefaces to video footage, and combine them into complete documents for viewing on the screen or printed page.

    Adobe's flagship applications -- Adobe FrameMaker, Adobe Illustrator, Adobe PageMaker, Adobe Photoshop, and Adobe Premiere -- established new categories of software, and continue to provide customers with a growing set of sophisticated features. These products have spawned mini-industries of third-party accelerator boards, image libraries, special-effects filters, color and calibration tools, and other plug-ins that increase customer value and productivity.

    Adobe seeks to provide comparable feature sets to users in Windows, Macintosh, and UNIX environments, and to increase cross-product compatibility and extensibility.

    GRAPHICS

    Used for everything from commercial packaging to fine art, Adobe Illustrator software is a leading illustration and page-design tool. It simplifies the creation, manipulation, and refinement of artwork with advanced features for editing, text handling, color support, and other tasks. It offers the most comprehensive image support of any program, plus built-in production capabilities. Complementary products include Adobe Dimensions for three-dimensional design and Adobe Streamline for line-art conversion.

    IMAGES

    Adobe Photoshop has become the standard photo design and production software for prepress, publishing, graphics, and photography professionals. This electronic darkroom enables users to design artwork for use in print and on-line publishing. Users can employ powerful painting and selection tools, or retouch and correct true color or black-and-white scanned images with image-editing tools and filters. Accessory products such as Adobe Gallery Effects special-effects filters and Adobe TextureMaker texture-design software increase users' creative choices. Adobe Fetch cataloging software makes it easy to store, find, and retrieve artwork files for reuse.

    MOTION AND SOUND

    Just as it enabled desktop publishing, Adobe software is now facilitating the shift toward "desktop broadcasting." For film and video editors, multimedia producers, and graphics professionals, Adobe offers high-quality alternatives to using expensive, specialized production equipment. Adobe Premiere software has become the de facto standard for editing film, video, and multimedia productions on the desktop. Adobe After Effects and the After Effects Production Bundle give television and motion-picture professionals a set of post-production tools for video compositing, motion graphics, and special effects.

    PRESENTATIONS

    Adobe Persuasion software is a program for producing and managing slide, overhead, and on-screen presentations. It enables business users to build and automatically generate presentations of any complexity -- including speaker notes and audience handouts -- from information they gather and create on a personal computer.

    TYPE

    Adobe's Type 1 font format is the only truly cross-platform type solution. More than 2,000 Type 1 typefaces are now available from the Adobe Type Library, which is packaged by family and in special collections. An increasing percentage of Adobe's type revenue comes from direct purchases through the Adobe Type On Call CD-ROM, a locked, buy-as-you-go version of the library. The Adobe Font Folio CD-ROM gives design studios, service bureaus, and other professionals the entire library, unlocked and ready for immediate use.

    Supporting type tools include the Adobe Type Manager ("ATM") utility, which eliminates jagged type on the computer screen and printed page at any size, makes Type 1 typefaces available on any printer, and provides access to Adobe's multiple master type technology. Adobe SuperATM is an enhanced version of ATM software that automatically creates "substitute fonts" to simulate typefaces missing from a computer.

    Through its Image Club catalog, Adobe offers a wide variety of typefaces, as well as clip art, stock images, and other digital content, directly to desktop publishers.

    PAGE LAYOUT

    Adobe PageMaker software makes it easy to create sophisticated print and electronic communications with powerful color, page design, printing, and compatibility features. It offers tools for each person in the publishing cycle: graphic artists and designers; writer, editors, and typesetters; production artists and prepress professionals. Adobe PageMaker also allows users to generate Hypertext Markup Language ("HTML") and Adobe Portable Document Format ("PDF") output for electronic publishing needs.

    DOCUMENT CREATION

    While Adobe PageMaker software is optimized for documents with varied graphics content, Adobe FrameMaker software is most popular for documents with long, consistent content, such as books and technical manuals. Adobe FrameMaker integrates WYSIWYG word processing, graphics, page layout, tables, long-document building, equations editing, and conditional text for maximum user efficiency, across computing platforms, and has the ability to output content as either HTML or PDF. For organizations that create large inventories of documents that need to be structured and managed enterprise-wide, Adobe FrameMaker + SGML software combines the functionality of Adobe FrameMaker with interactive structure validation and Standard Generalized Markup Language ("SGML") support in one easy-to-use environment. For sharing information electronically, the high-fidelity Adobe FrameViewer tool displays Adobe FrameMaker documents.

    CONSUMER PRODUCTS

    As more and more people become information authors, Adobe is leveraging its technology and worldwide reseller channels to create and market robust applications for small businesses and families. The consumer product line includes:

    - Adobe PhotoDeluxe for enhancing and personalizing photos.

    - Adobe Art Explorer, a painting and drawing program especially for children.

    - Adobe SuperPaint for basic painting, drawing, and image processing.

    - Adobe HomePublisher for basic desktop publishing.

    - Adobe Type Twister for fun text effects.

    ACROBAT PRODUCTS

    Introduced in 1993, Adobe Acrobat software gives organizations a universal creation and viewing tool for electronic documents. It offers maximum flexibility to information authors, and maximum distribution options to information publishers: World Wide Web, e-mail, Lotus Notes software, corporate networks, CD-ROMs, and print-on-demand systems. In practice, Adobe Acrobat software provides time- and money-saving solutions to customers in corporate and professional publishing, government agencies, financial services, and other markets.

    The Adobe Acrobat product family allows fully formatted electronic documents -- containing distinctive typefaces, color, graphics, and photographs -- to be easily distributed, accessed, and reused, regardless of the hardware platform, operating system, or applications used to create the originals. An Adobe Acrobat document retains its distinctive look, regardless of operating system or software application. Receivers can view, search, navigate, print, and store the documents on their existing systems.

    Adobe Acrobat software describes documents of any size or visual complexity in a single, universal format called the Portable Document Format, an open, published specification. Based on the PostScript language, PDF is the only open format of its kind, the only approach to electronic document delivery that is independent of computer hardware, application software, operating system, and networking environment. A PDF file stores the visual (printable) elements of a document, as well as annotations, hypertext links, "thumbnail" page views, bookmarks, and other features that make documents easy to access and navigate on-screen.

    To promote acceptance of PDF as a standard, the Adobe Acrobat Reader viewing tool is available free of charge via the Internet and all major on-line services. In addition, the reader is bundled with leading software and hardware products.

    The Adobe Acrobat retail product line includes: Adobe Acrobat Exchange for creating and sharing basic PDF files; Adobe Acrobat Pro for creating and sharing the most visually complex PDF files; Adobe Acrobat for Workgroups for a network of as many as ten users; Adobe Acrobat Catalog for creating full-text indexes of PDF files; Adobe Acrobat Search for CD-ROMs, which offers a low-cost way to publish fully indexed, searchable information on compact disc; and Adobe Acrobat Capture for converting printed "legacy" documents into PDF files. Licensed by third parties, Adobe Acrobat Player technology can be embedded into projection devices, navigation systems, information panels, and other noncomputer equipment to enable viewing of PDF files.

    INTERNET PRODUCTS

    Adobe PageMill allows users to create pages on the World Wide Web ("WWW") without the necessity of understanding HTML, URL addresses, or various image file formats. Using a simple interface, Adobe PageMill enables WWW authors to create individual pages, forms, and clickable images in a word processing-like environment. Adobe PageMill automatically converts the information input by the user to standard HTML files which will run on any WWW server.

    Adobe SiteMill includes all the features of Adobe PageMill and incorporates WWW site management tools. Adobe SiteMill displays all resources contained within a WWW site and provides tools for maintaining the interrelationships among those resources. When users paste links, rename files, or move files between folders, Adobe SiteMill software will automatically repair all links so that they point to the correct location. In addition, Adobe SiteMill can screen existing WWW sites for errors and provides for easy, one-step correction.

PRINTING AND SYSTEMS

    Adobe's Printing and Systems group develops software products based on the Company's core technologies and licenses them to original equipment manufacturers ("OEMs"). These products include Adobe PostScript, Adobe Acrobat Player and Adobe PrintGear.

    ADOBE POSTSCRIPT SOFTWARE

    The PostScript language is a general-purpose computer language, developed by Adobe, that describes the appearance of a page to a printer, including elements such as text, graphics, and scanned images.

    For output devices including printers, slide recorders, imagesetters, and screen displays, the PostScript language describes and renders documents of any visual complexity with total precision. Since the Company introduced it in 1985, PostScript has become the printing and imaging technology of choice for many multinational corporations, the vast majority of professional publishers, and the U.S. federal government.

    Today, more than 60 manufacturers produce over 300 Adobe PostScript output devices, offering them at prices ranging from less than $700 to $100,000 and higher. All major software applications and operating systems support the PostScript language standard.

    CONFIGURABLE POSTSCRIPT INTERPRETER

    The Configurable PostScript Interpreter ("CPSI") is an implementation of Adobe PostScript software that resides in a workstation or a personal computer rather than in a printer's embedded controller. CPSI is also referred to as a "software RIP" (Raster Image Processor).

    PRINT-ON-DEMAND SYSTEMS

    Print-on-demand systems use Adobe PostScript technology for final processing of the print file and typically use proprietary technology during prepress activities to format and prepare the file for printing.

    ADOBE PRINTGEAR

    Adobe PrintGear is a new printing architecture targeted at the small office/home office ("SOHO") market. This imaging technology includes host- and printer-based components, and features a RISC-like architecture in which a small set of image operators are supported in the printer, lowering OEM component costs and raising price performance to the consumer. Adobe PrintGear printers from Adobe OEMs are expected to ship in 1996 at prices under $1,000.

    ADOBE ACROBAT PLAYER

    Adobe Acrobat Player is an OEM version of Adobe Acrobat technology. An embedded controller technology, Acrobat Player will allow Adobe OEMs to enhance information appliances such as overhead projectors, navigation systems, and set-top boxes with the capability to display visually rich information.

    PREPRESS TOOLS

    In January 1996, the Company spun off its prepress application products business to a newly-established company, Luminous Corporation ("Luminous"). Under the terms of the agreement, Luminous has acquired or licensed and will continue to develop, market, and distribute Adobe's prepress application products. Adobe will retain a minority equity interest in Luminous and will maintain ownership of certain core technologies for Adobe prepress products.

                                  COMPETITION

APPLICATION PRODUCTS

    The markets for Adobe's application products are characterized by intense competition, evolving industry standards, rapid technology developments, and frequent new product introductions. Adobe's future success will depend on its ability to enhance its existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, extend its core technology into new applications, and anticipate or respond to emerging standards and other technological changes.

    The Company believes that the principal competitive factors in the personal computer applications market include product features and functions, installed base, ease of use, product reliability, and price and performance characteristics. The majority of the Company's authoring products compete favorably in their markets on the basis of these competitive factors. Adobe also believes that its application products gain a competitive benefit from their foundation in PostScript language technology. However, the Company faces challenges in several areas and expects to encounter continued competition both from established companies and from new companies that are now developing, or may develop, competing products.

    Price competition is a factor encountered by Adobe in several of its product categories. Suppliers in certain segments of the microcomputer software market have significantly reduced prices through the use of "site licenses" (which permit the copying of a program and its documentation), direct price offers, bundling, software suites, and discount pricing for large-volume retail customers. The growth of high-volume retailers, which compete primarily on the basis of price, has intensified the competition among software vendors. Price competition is particularly keen in the consumer software market, and there is no assurance that Adobe will be able to maintain current pricing levels.

    Large-scale electronic publishing systems for publication and engineering departments, as well as for other groups requiring page-composition features, are offered by several companies, including Interleaf Inc. Additionally, companies that develop word-processing software are incorporating desktop publishing features into their products. Finally, numerous low-end desktop publishing packages are available from a variety of software developers, such as Serif's Page Plus and Microsoft's Publisher. As a result, Adobe expects to face increasing competition in the desktop publishing market from a number of other software developers, some of whom may have greater financing, marketing, and technological resources than Adobe, targeting one or more of the various markets for which Adobe products are designed.

    In recent years, Adobe PageMaker has been subject to increasing competition. The Windows version of Adobe PageMaker competes with software offered by several vendors, principally Ventura Publisher, marketed and sold by Corel Corporation, and QuarkXPress for Windows. The Macintosh version of Adobe PageMaker competes with software from a variety of independent vendors, but principally Quark, Inc.'s QuarkXPress. Adobe FrameMaker for the Windows and Macintosh platforms is subject to competition from many of the same sources as Adobe PageMaker. In the UNIX environment, the primary competitors for Adobe FrameMaker are Interleaf for technical publishing and WordPerfect and Applix for non-technical publishing.

    Adobe Illustrator for the Windows and Macintosh platforms competes with Macromedia's FreeHand, CorelDraw, and Deneba Canvas. Competition for Adobe Photoshop on the Windows platform is from Micrografx Picture Publisher and Fractal Design Painter X2.

    Adobe Premiere for the Windows and Macintosh platforms is a video editing program. The market for desktop video editing is young; however, the Company faces competition from products such as VideoStudio from U-Lead, Digital Video Producer from Asymetrix, MediaMerge from ATI, Razor from In:sync, and VideoShop from Avid.

    Adobe After Effects is a motion graphics, digital compositing, and special effects program for broadcast video and film for the Macintosh. The program typically retails for approximately $995 and competes with software from companies that include Parallax and Discreet Logic, costing more than $25,000, and dedicated hardware from Quantel and other companies that costs more than $500,000.

    Competition in the digital type market is intense. Computer operating systems are generally sold with a selection of typefaces bundled with the operating system by the vendor. Because of this, it is difficult to achieve retail market presence with other typeface packages. In addition, prices for retail typeface packages have fallen significantly in recent years.

    Adobe Persuasion for the Windows and Macintosh platforms is a business presentations program whose major competitors include Microsoft's PowerPoint (the only other such program to support both Windows and Macintosh), Software Publishing's Harvard Graphics for Windows, and Lotus' Freelance Graphics for Windows.

    Internet publishing is a market which is still in its infancy. Current competition for Adobe PageMill and Adobe SiteMill arises primarily from Front Page for Windows from Vermeer Technologies (acquired by Microsoft Corporation in January 1996), NaviPress from Navisoft (a division of America Online), and Netscape Navigator Gold and LiveWire from Netscape. Over time, competition in this area is expected to increase.

    All the consumer products have numerous competitors, and price competition is quite intense in this market.

    Electronic document communication, the market for Adobe Acrobat, is still in its infancy. A number of competing products and technologies have been introduced, including Common Ground from Hummingbird (which acquired No Hands Software), Replica from Farallon, and Envoy from Novell.

PRINTING AND SYSTEMS

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

    Adobe believes that the principal competitive factors for OEMs in selecting a page description language interpreter are product capabilities, reliability, support, engineering development assistance, and price. The Company believes that it competes very favorably in these areas. The Company also believes that no other page description language interpreter provides equivalent functionality together with the broad support of software developers.

    With the Display PostScript system, the Company also competes with screen imaging software incorporated in other computer systems' architectures, such as QuickDraw in the Macintosh, GDI in Windows, and GPI in OS/2. Each computer platform has its own native screen imaging software. In the Windows, DOS, and Macintosh platforms, that technology is provided by the operating system vendor. In the UNIX environment, Display PostScript has been licensed by the substantial majority of UNIX hardware vendors and has become the de facto standard.

                                   OPERATIONS

MARKETING AND DISTRIBUTION

    Adobe markets and distributes its products directly and through various channels, including retailers, systems integrators, software developers, and value-added resellers, as well as through OEM and hardware bundle customers. Adobe supports its worldwide distribution network and end-user customers through international subsidiaries. Adobe Systems Europe Ltd., established in 1987, is headquartered in Edinburgh, Scotland, with subsidiaries in France, Germany, Italy, the Netherlands, Spain, Sweden, and the United Kingdom. Adobe's Pacific Rim presence includes Adobe Systems Co., Ltd. -- based in Tokyo and established in 1989 -- as well as operations in Australia, Hong Kong, and Mexico.

    Adobe licenses its PostScript software and other printing systems technology to computer and printer manufacturers, who in turn distribute their products worldwide. The Company derives a significant portion of PostScript royalties from international sales of printers, imagesetters, and other output devices by its OEM customers. More than 6,000 resellers in the United States and Canada and more than 300 distributors throughout Europe and the Pacific Rim offer Adobe software applications and type products.

MANUFACTURING

    Adobe's primary manufacturing facilities are located in Santa Clara, California. Manufacturing operations include duplication of disks, assembly of purchased parts, and final packaging for retail products. Adobe contracts a majority of its manufacturing activities to third parties, both in the United States and in Europe.

    Disk duplication for European language versions of the Company's products is managed through the European headquarters. The master disks of European-language versions of products are forwarded to McQueen Holdings Limited ("McQueen"), an affiliate of the Company in Scotland, which duplicates the disks, prints, and assembles the components and ships the completed product. Quality control tests are performed on all duplicate disks and finished products.

    To date, Adobe has not experienced significant difficulties in obtaining raw materials for the manufacture of its products or in the duplication of disks, printing, and assembly of components, although an interruption in production by a supplier could result in a delay in shipment of Adobe's products. There was no material backlog of orders as of December 29, 1995.

CUSTOMER SUPPORT AND EDUCATION

    For Adobe's application software, a technical support and services staff responds to customer queries by phone and on-line. The Company also informs customers through its bimonthly ADOBE MAGAZINE and a growing series of how-to books published by Adobe Press, a joint venture with Macmillan Computer Publishing. In addition, Adobe prepares and authorizes independent trainers to teach Adobe software classes, sponsors workshops led by its own graphics staff, interacts with independent user groups, and conducts regular seeding and testing programs.

INVESTMENT IN NEW MARKETS

    In 1994, Adobe invested in a venture capital limited partnership that is chartered to invest in innovative companies strategic to its software business. Adobe Ventures L.P. enables the Company to join other investors in making new products and services available to computer users and in building new market opportunities.

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

    During the years ended December 1, 1995, November 25, 1994, and November 26, 1993, the Company's research and development expenses, including costs related to contract development, were $138.6 million, $113.8 million, and $100.2 million, respectively. During each of 1995, 1994, and 1993, the Company acquired in purchase transactions one or more software developers. In each of these transactions, a portion of the purchase price was allocated to in-process research and development and expensed at the time of the acquisition. In 1995, $15.0 million was expensed related to Ceneca Communications, Inc.; in 1994, $15.5 million was expensed related to LaserTools Corporation and Compumation, Incorporated; and in 1993, $4.3 million was expensed related to AH Software, Inc. (doing business as After Hours Software) and The Company of Science & Art.

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

    The Company's products are generally licensed to end users on a "right to use" basis pursuant to a license that is nontransferable and restricts the use of the products to the customer's internal purposes on a designated number of printers or computers. The Company also relies on copyright laws and on "shrink wrap" and electronic licenses that are not signed by the end user. Copyright protection may be unavailable under the laws of certain countries. The enforceability of "shrink wrap" and electronic licenses has not been conclusively determined. Adobe has obtained many patents and has registered numerous trademarks and logos in the United States and foreign countries.

    Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for the software industry. This problem is particularly acute in international markets. Adobe conducts vigorous anti-piracy programs. Adobe products do not contain copy protection, except on copies for international distribution in certain countries. Many products, including Adobe PageMaker, Adobe Photoshop, and Adobe Illustrator, incorporate network copy-detection features. These capabilities help encourage compliance with the Company's license agreements by alerting customers about certain concurrent usage problems over a given network. Network copy detection has become increasingly popular among higher priced software products.

    Adobe believes that, because computer software technology changes and develops rapidly, patent, trade secret, and copyright protection are less significant than factors such as the knowledge, ability, and experience of its personnel, name recognition, contractual relationships, and ongoing product development.

                                   EMPLOYEES

    As of December 29, 1995, Adobe employed 2,319 people, none of whom are represented by a labor union. The Company has not experienced work stoppages and believes its employee relations are good. Competition in recruiting personnel in the software industry is intense. Adobe believes its future success will depend in part on its continued ability to recruit and retain highly skilled management, marketing, and technical personnel.

ITEM 2.  PROPERTIES

    The following table sets forth the location, approximate square footage, and use of each of the principal properties used by the Company. Except as where indicated, all of the properties are leased or subleased by the Company. Such leases expire at various times through May 2007. The annual base rent expense for all facilities (including operating expenses, property taxes, and assessments) is currently $21.0 million and is subject to annual adjustment.

                                       APPROXIMATE
                                          SQUARE
LOCATION                                 FOOTAGE                                 USE
-------------------------------------  ------------  ------------------------------------------------------------
The Americas:
  Mountain View, California                290,018   Research, product development, sales, marketing, and
                                                      administration
  Seattle, Washington                      185,000   Product development and customer support
  Santa Clara, California                  127,688   Customer support and warehouse/distribution center
  San Jose, California                     136,970   Product development and sales
Europe:
  Edinburgh, Scotland (Owned)               22,000   Sales, marketing, and administration
Pacific Rim:
  Tokyo, Japan                              20,237   Sales, marketing, and administration

    In general, all facilities are in good condition and are operating at capacities which range from 75 percent to 100 percent.

ITEM 3.  LEGAL PROCEEDINGS

    Quantel Limited, a U.K. corporation, has filed and served on the Company a complaint alleging that the Adobe Photoshop program infringes five U.S. patents held by Quantel. The complaint was filed in the United States District Court for the District of Delaware. Since the complaint arrived without prior notice from Quantel, the Company is unable at this time to determine whether the complaint has any merit. The Company is actively investigating the allegations. The complaint seeks a permanent injunction and unspecified damages.

    On February 6, 1996, a securities class action complaint was filed against Adobe, certain of its officers and directors, certain former officers of Frame Technology Corporation ("Frame"), Hambrecht & Quist, LLP ("H&Q"), investment banker for Frame, and certain H&Q employees, in connection with the drop in the price of Adobe stock following its announcement of financial results for the quarter ended December 1, 1995. The complaint was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that the defendants misrepresented material adverse information regarding Adobe and Frame and engaged in a scheme to defraud investors. The complaint seeks unspecified damages for alleged violations of California law. Adobe believes that the allegations against it and its officers and directors are without merit and intends to vigorously defend the lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    The Company's common stock is traded on The Nasdaq Stock Market under the symbol "ADBE." On December 29, 1995, there were 2,073 holders of record of the Company's common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable estimate the total number of shareholders represented by these record holders. The following table sets forth the high and low sales price per share of the Company's common stock, and the dividends paid per share, for the periods indicated.

                                                                              PRICE RANGE
                                                                          --------------------   PER SHARE
                                                                            HIGH        LOW      DIVIDEND
                                                                          ---------  ---------  -----------
Fiscal 1994:
  First Quarter.........................................................  $   32.00  $   19.75   $    0.05
  Second Quarter........................................................      34.50      21.50        0.05
  Third Quarter.........................................................      34.50      24.50        0.05
  Fourth Quarter........................................................      38.50      29.75        0.05
  Fiscal Year...........................................................      38.50      19.75        0.20

Fiscal 1995:
  First Quarter.........................................................  $   36.25  $   27.25   $    0.05
  Second Quarter........................................................      58.75      34.25        0.05
  Third Quarter.........................................................      66.50      49.50        0.05
  Fourth Quarter........................................................      70.25      45.00        0.05
  Fiscal Year...........................................................      70.25      27.25        0.20

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

                                                                            YEARS ENDED
                                                  ---------------------------------------------------------------
                                                    DEC. 1       NOV. 25      NOV. 26      NOV. 27      NOV. 29
                                                     1995         1994         1993         1992         1991
                                                  -----------  -----------  -----------  -----------  -----------
Operations:
  Revenue.......................................  $   762,339  $   675,617  $   580,103  $   520,031  $   452,144
  Merger transaction and restructuring costs....       31,534       72,183       25,800      --           --
  Income before income taxes....................      163,853       52,946       72,358       89,981      123,350
  Net income(1).................................       93,485       15,337       42,007       57,664       78,725
  Net income per share(1)(2)....................         1.26         0.22         0.62         0.84         1.17
  Dividends declared per common share(2)(3).....         0.20         0.20         0.20         0.16         0.16
Financial position:
  Cash and short-term investments...............      516,040      444,768      344,714      275,522      234,063
  Working capital...............................      506,472      402,837      347,683      300,180      263,582
  Total assets..................................      884,732      710,000      597,696      525,849      437,803
  Shareholders' equity..........................      698,417      514,315      457,216      418,771      358,755
Additional data:
  Worldwide employees...........................        2,322        2,055        2,500        2,407        1,970

------------------------
(1) Reflects incremental costs incurred during 1995 in connection with the acquisition of Frame and the write-off of acquired in process research and development, totaling $31.5 million and $15.0 million, respectively; and during 1994 in connection with the acquisition of Aldus and the write-off of acquired in-process research and development, totaling $72.2 million and $15.5 million, respectively. (For additional information, see Note 2 and Note 8 in the Notes to Consolidated Financial Statements.)

(2) Adjusted for a two-for-one stock split, effective July 1993.

(3) Amounts prior to the acquisitions of Frame on October 28, 1995 and Aldus on August 31, 1994, have not been restated to reflect the effects of the poolings of interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION (PRESENTED IN MILLIONS, EXCEPT PER SHARE AMOUNTS) SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S SEC REPORTS (INCLUDING WITHOUT LIMITATION, ITS REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 1, 1995).

                             RESULTS OF OPERATIONS

OVERVIEW

    Adobe Systems Incorporated ("Adobe" or the "Company") develops, markets, and supports computer software products and technologies that enable users to create, display, manage, communicate, and print electronic documents. The Company licenses its technology to major computer, printing, and publishing suppliers, and markets a line of application software products and type products for authoring and editing visually rich documents. The Company distributes its products through a network of original equipment manufacturer ("OEM") customers, distributors and dealers, and value-added resellers ("VARs") and system integrators. The Company has operations in the Americas, Europe, and the Pacific Rim.

    In October 1995, the Company acquired Frame Technology Corporation ("Frame"). Frame, established in 1986, developed, marketed, and supported writing and publishing software for the creation and distribution of critical business and technical documents. To effect the combination, approximately 8.5 million shares of Adobe's common stock were issued in exchange for all of the outstanding common stock of Frame. The merger was accounted for by the pooling of interests method, and accordingly, all annual and interim financial information prior to the merger has been restated to combine the results of the Company and Frame. In connection with the merger, the Company recorded $11.4 million of merger transaction costs and $21.1 million of restructuring costs in the fourth quarter of 1995.

    In August 1994, the Company acquired Aldus Corporation ("Aldus"). Aldus began operations in 1984 and created computer software solutions that help people throughout the world effectively communicate information and ideas. Aldus focused on three lines of business: applications for the professional print publishing, graphics, and prepress markets; applications for the general consumer market; and applications for the interactive publishing market. To effect the combination, approximately 14.2 million shares of Adobe's common stock were issued in exchange for all of the outstanding common stock of Aldus. The merger was accounted for by the pooling of interests method, and accordingly, all annual and interim financial information prior to the merger has been restated to combine the results of the Company and Aldus. In connection with the merger, the Company recorded $14.6 million of merger transaction costs and $57.6 million of restructuring costs in the fourth quarter of 1994. In addition, the Company incurred one-time expenses that are not included in the restructuring charge but were related to the Aldus acquisition. These charges included the write-off of certain capitalized software development costs, transition personnel bonuses, and relocation expenses among others, and totaled approximately $10.1 million.

    In January 1996, the Company spun off its prepress applications product business to a newly established company, Luminous Corporation ("Luminous"). Under the terms of the agreement, Luminous has acquired or licensed and will continue to develop, market, and distribute Adobe's prepress application products. Adobe will retain a minority equity interest in Luminous and will maintain ownership of certain core technologies for Adobe prepress products. Luminous will pay royalties to Adobe based on a percentage of revenue from certain products for the next two years. Revenue from prepress application products was approximately $10.4 million in fiscal 1995.

REVENUE

                                                     1995         CHANGE        1994         CHANGE        1993
                                                  -----------  ------------  -----------  ------------  -----------
Total revenue...................................  $   762.3            13%   $   675.6            16%   $   580.1

    Revenue growth in 1995 and 1994 is attributable to increases in both licensing activity related to the Company's PostScript interpreter and application products shipments resulting from the release of new and enhanced products. In 1995, the increase in application products revenue was partially offset by the divestiture of Aldus FreeHand in January 1995 and the discontinuance of Aldus PhotoStyler in late 1994, as further discussed below. Product unit volume (as opposed to price) growth was the principal factor in the Company's revenue growth in application products revenue. No customer accounted for more than 10 percent of the Company's total revenue in 1995, 1994, or 1993.

                                                     1995         CHANGE        1994         CHANGE        1993
                                                  -----------  ------------  -----------  ------------  -----------
Product group revenue -- Licensing..............  $   183.4            17%   $   156.7             7%   $   146.2
Percentage of total revenue.....................       24.1%                      23.2%                      25.2%

    Licensing revenue is derived from shipments by OEM customers of products containing the Adobe PostScript interpreter and the Display PostScript system. Such products include printers in both roman and Japanese languages, imagesetters, and workstations. Licensing revenue is also derived from shipments of products containing the Configurable PostScript Interpreter ("CPSI") by OEM customers. CPSI is a fully functional PostScript interpreter that resides on the host computer system rather than in a dedicated controller integrated into an output device. The configuration flexibility of CPSI allows OEMs and software developers to create and market a variety of PostScript products independently of controller hardware development.

    The number of units shipped by OEMs continued to grow on an annual basis in 1995 and 1994. Royalty per unit is generally calculated as a percentage of the end user list price of a printer, although there are some components of licensing revenue based on a flat dollar amount per unit that typically do not change with list prices. During this period, some OEMs introduced lower end printers or reduced their list prices on lower end printers, which resulted in lower royalties per unit on such printers. However, in 1995 and 1994, this trend was offset by increased demand for CPSI and, in 1995, by increased demand for color capability as well as greater penetration into the Japanese market, all of which have higher royalties per unit.

    The Company has seen year-to-year increases in the number of OEM customers from which it is receiving licensing revenue and believes that such increases are attributable to the continued acceptance of PostScript software, as well as to the diversification of the Company's customer base across multiple platforms.

                                                     1995         CHANGE        1994         CHANGE        1993
                                                  -----------  ------------  -----------  ------------  -----------
Product group revenue -- Application products...  $   578.9            12%   $   519.0            20%   $   433.9
Percentage of total revenue.....................       75.9%                      76.8%                      74.8%

    Application products revenue is derived from shipments of application software programs marketed through retail and distribution channels; however, the information products are becoming more widely distributed through VARs and systems integrators.

    Application products revenue grew in 1995 primarily due to increased demand for Adobe Photoshop, Adobe PageMaker, Adobe FrameMaker, and the Adobe Acrobat family of products. The Company released Adobe PageMaker 6.0 for the Macintosh platform late in the third quarter, and for the Windows and Windows 95 platforms in the fourth quarter. In addition, the Company released Adobe Photoshop 3.0 for the Windows platform in the first quarter and released new Adobe Acrobat products or new versions of existing products throughout the year. The 1995 revenue growth was partially offset by the divestiture of Aldus FreeHand in January 1995 and the discontinuance of Aldus PhotoStyler late in 1994. These two products aggregated $53.2 million of revenue in 1994.

    In 1994, application products revenue increased as a result of higher sales of Adobe Illustrator, Adobe Photoshop, and Adobe PageMaker, all of which benefited from the release of new versions in 1994. Adobe FrameMaker also showed strong revenue growth. The release of Aldus FreeHand 4.0 (divested by the Company in January 1995) for Windows and the Power Macintosh platforms also contributed to the 1994 revenue increase. Other factors affecting 1994 revenue growth include the release of localized versions for the Japanese market of Adobe Photoshop, Adobe Illustrator, and Adobe PageMaker for the Macintosh platform; increased sales of Adobe Premiere, a video editing and sequencing tool; and the release of Adobe Illustrator and Adobe Photoshop for selected UNIX platforms. Reduced sales for individual typeface packages offset a portion of the revenue growth in 1994.

DIRECT COSTS

                                                     1995         CHANGE        1994         CHANGE        1993
                                                  -----------  ------------  -----------  ------------  -----------
Direct costs....................................  $   130.3             7%   $   122.0            13%   $   107.8
Percentage of total revenue.....................       17.1%                      18.1%                      18.6%

    Direct costs include royalties; amortization of acquired technologies; and direct product, packaging, and shipping costs. During 1994 and 1993, direct costs also included amortization of typeface production costs, which totaled $4.8 million and $4.6 million, respectively.

    Gross margins are affected by the mix of licensing revenue versus application products revenue, as well as the product mix within application products. The increase in direct costs, in absolute dollars, has been mitigated by actions taken by the Company to reduce direct costs. In 1993, the Company achieved lower per unit manufacturing costs for certain products, reduced royalty agreement rates, and reduced typeface production costs amortization. These actions also benefited 1995 and 1994. In addition, the 1995 purchase relating to Adobe Photoshop, as further discussed below, resulted in lower direct costs for that product as a percentage of its revenue.

    On March 31, 1995, the Company entered into an agreement with the developers of the technology underlying its Adobe Photoshop product under which the Company made a lump-sum payment to the developers of $34.5 million in lieu of all royalty obligations incurred in connection with the technology after the beginning of the fourth quarter of 1994. Accordingly, $8.5 million of the amount paid to the developers was applied to accrued royalties related to the fourth quarter of 1994 and the 1995 period prior to the execution of the agreement. The balance of $26.0 million is being amortized over 30 months. This transaction has been recorded on the Consolidated Balance Sheets in "Other assets" as part of purchased technology. Prior to this agreement, the Company paid the developers a royalty for each copy of Adobe Photoshop sold by the Company. To date, the amortization expense related to the purchase has been less than the per-copy royalty expense that would otherwise have been incurred.

    The Company also delivers its type library on its Type On Call CD-ROM media, and end users wishing to license typeface designs call the Company with a credit card number to receive the unlocking code for the desired typeface. This method of delivery also contributes to reduced direct costs. Other applications are also available through the Company's distributors on CD-ROM.

OPERATING EXPENSES

                                                     1995         CHANGE        1994         CHANGE        1993
                                                  -----------  ------------  -----------  ------------  -----------
Software development costs -- Research and
 development....................................  $   138.6            22%   $   113.8            14%   $   100.2
Percentage of total revenue.....................       18.2%                      16.8%                      17.3%

    Research and development expenses consist principally of salaries and benefits for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

    Research and development expense has increased significantly over the last three years as the Company invested in new technologies, new product development, and the infrastructure to support such activities. The increase reflects the expansion of the Company's engineering staff and related costs required to support its continued emphasis on developing new products and enhancing existing products. Many of these engineers are working with OEM customers to design and implement PostScript Level 2 devices. The Company continued working with many of its OEM customers in a co-development program. This allows customers to be more self-sufficient in new device development by taking on more of the implementation task themselves rather than relying so heavily on the Company's engineers. While this mitigates certain costs, the Company continues to make significant investments in development of its PostScript and application software products.

    The Company believes that continued investments in research and development are necessary to remain competitive in the marketplace, and are directly related to continued, timely development of new and enhanced products. Accordingly, the Company intends to continue recruiting and hiring experienced software developers. While the Company expects that research and development expenditures in 1996 will increase in absolute dollars, such expenditures are expected to decline as a percentage of revenue.

                                                     1995        CHANGE        1994         CHANGE        1993
                                                  -----------  -----------  -----------  ------------  -----------
Software development costs --
 Amortization of capitalized software
 development costs..............................  $    11.1          (23)%  $    14.3            36%   $    10.5
Percentage of total revenue.....................        1.5%                      2.1%                       1.8%

    In the implementation of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development expenditures on Adobe products, after achieving technological feasibility, were deemed to be immaterial. Certain software development expenditures on Frame and Aldus products have been capitalized and are being amortized over the lives of the respective products. In the fourth quarters of 1995 and 1994, software development expenditures on Frame and Aldus products, respectively, after reaching technological feasibility, were immaterial and the Company anticipates this trend to continue in the future. Accordingly, the fourth quarter of 1994 and all of 1995 reflect the additional expense of amortizing capitalized software development costs acquired with Aldus. All such capitalized software development costs acquired with Aldus were fully amortized at the end of 1995. Likewise, the fourth quarter of 1995 did, and all of 1996 will, reflect the additional cost of amortizing capitalized software costs acquired with Frame in addition to the actual development expenditures (classified as research and development) made prior to achieving technological feasibility.

    Amortization of capitalized software development costs decreased in 1995 as a result of achieving full amortization of all Aldus products by the end of 1995. The increase in 1994 was due to the amortization of Adobe PageMaker 5.0, released in the second half of 1993, and the release of other new application products. It is expected that amortization of software development costs will decrease both in absolute dollars and as a percentage of revenue during 1996 as the software products acquired with Frame become fully amortized.

                                                     1995         CHANGE         1994         CHANGE        1993
                                                  -----------  -------------  -----------  ------------  -----------
Sales, marketing, and customer support..........  $   242.7             3%    $   234.8            13%   $   206.9
Percentage of total revenue.....................       31.8%                       34.7%                      35.7%

    Sales, marketing, and customer support expenses generally include salaries and benefits, sales commissions, travel expenses, and related facility costs for the Company's sales, marketing, customer support, and distribution personnel. Sales, marketing, and customer support expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, and other market development programs.

    Increases in sales, marketing, and customer support expenses are due to increased advertising and promotional expenditures for upgrades of existing products and further development of customer and technical support services to support a growing installed base of customers. In 1995, reduced costs resulting from the restructuring of the combined company after the acquisition of Aldus in 1994 resulted in a decrease in costs as a percentage of revenue. This decrease was partially offset by the effect of the acquisition of Frame as well as increased advertising relating to the release of Adobe PageMaker 6.0 and expenses from several major trade shows.

    Decreased costs expected to result from the restructuring of the combined company after the acquisition of Frame will be partially offset by continuing efforts to expand markets and increase penetration into targeted software markets, as well as to respond to increased competition in the software industry. As a result, 1996 sales, marketing, and customer support expenditures are expected to decrease from 1995 spending levels as a percentage of revenue.

                                                         1995         CHANGE         1994         CHANGE         1993
                                                      -----------  -------------  -----------  -------------  -----------
General and administrative..........................  $    58.5            (3)%   $    60.5            (8)%   $    66.0
Percentage of total revenue.........................        7.7%                        9.0%                       11.4%

    General and administrative expenses consist principally of salaries and benefits, travel expenses, and related facility costs for the finance, human resources, legal, information services, and administrative personnel of the Company. General and administrative expenses also include outside legal and accounting fees, bad debts, and expenses associated with computer equipment and software used in the administration of the business.

    General and administrative expenses have decreased each year since 1993, both in absolute dollars and as a percentage of revenue. The 1993 expense reflects a higher spending level attributable to the growth of systems, processes, and people necessary to support overall increases in the scope of the Company's operations, as well as additional costs incurred for the legal defense and settlement of an Aldus class-action securities lawsuit. General and administrative spending decreased as a percentage of revenue in 1994 from 1993 due to a reduction of salary and depreciation expense resulting from restructuring activities, as well as reduced legal expenditures. The 1995 decrease reflects savings related to the restructuring of the combined company after the acquisition of Aldus, partially offset by costs related to the acquisition of Frame and write-downs related to certain intangible assets.

    The Company expects general and administrative spending in 1996 to be slightly lower than 1995 levels as a percentage of revenue.

                                                          1995         CHANGE         1994         CHANGE        1993
                                                       -----------  -------------  -----------  ------------  -----------
Write-off of acquired in-process research and
 development.........................................  $    15.0            (3)%   $    15.5           261%   $     4.3
Percentage of total revenue..........................        2.0%                        2.3%                       0.7%

    During 1995, 1994, and 1993, the Company acquired in purchase transactions one or more software developers. In each of these transactions, a portion of the purchase price was allocated to in-process research and development and was expensed at the time of the acquisitions. In 1995, this expense relates to Ceneca Communications, Inc.; in 1994, to LaserTools Corporation and Compumation, Incorporated; and in 1993, to AH Software, Inc. (doing business as After Hours Software) and The Company of Science & Art.

                                                         1995        CHANGE        1994         CHANGE        1993
                                                      -----------  -----------  -----------  ------------  -----------
Merger transaction and restructuring costs..........  $    31.5          (56)%  $    72.2           180%   $    25.8
Percentage of total revenue.........................        4.1%                     10.7%                       4.4%

    Merger transaction and restructuring costs for 1995 were $31.5 million. This represents charges of $32.5 million less the reversal of $1.0 million of excess reserves related to restructuring costs recorded in prior years.

    During the fourth quarter of 1995, the Company recorded merger transaction and restructuring costs associated with the acquisition of Frame of $11.4 million and $21.1 million, respectively. The restructuring costs included $16.4 million related to cash expenditures and noncash items of $4.7 million, consisting primarily of write-offs of redundant equipment and intangible assets. As of December 1, 1995, $20.1 million of the balance in accrued restructuring costs represented expected future cash expenditures related to the Frame acquisition, most of which will be spent in 1996.

    To execute the acquisition of Frame, the Company incurred transaction costs consisting principally of transaction fees for investment bankers, attorneys, accountants, financial printing, and other related charges to negotiate the merger, conduct financial and technical due diligence, file appropriate regulatory documents, and solicit shareholder votes.

    As a result of the acquisition of Frame, certain sales, technical support, customer service, distribution, and administration functions have been or will be combined and/or reduced. Such restructuring costs include severance and outplacement charges of $11.0 million related to approximately 200 terminated employees. Affected employees received notification of their termination by November 8, 1995, and final assignments are expected to be completed by mid-1996.

    To facilitate the operations of the Company, the combined organization migrated to common management information systems, which resulted in a write-off of the book value of the abandoned systems, as well as of other redundant equipment. In addition, certain intangible assets that will have no benefit to the combined company were written off. The write-off of abandoned equipment and intangible assets included in restructuring costs was $4.7 million. In addition, redundant offices in Europe, Japan, Canada, and the United States will be eliminated. Lease and third-party contract termination payments totaling $5.4 million, resulting from the planned closure of 14 facilities, are accrued as part of the restructuring costs.

    The Company is unable to determine what effects the merger and restructuring actions will have on future operating results and the financial condition of the organization.

    During the fourth quarter of 1994, the Company recorded merger transaction and restructuring costs associated with the acquisition of Aldus of $14.6 million and $57.6 million, respectively. These costs included $46.5 million of current and future cash expenditures related to merger transaction fees and expenses, severance and outplacement for approximately 500 terminated employees, and lease and third-party contract termination payments resulting from the planned closure of 10 facilities. Noncash items of $25.7 million consisted primarily of write-offs of redundant information systems and equipment and of duplicate product lines. As a condition to the acquisition of Aldus, effective January 1995, the Company no longer sells and distributes FreeHand, the illustration program previously sold and distributed by Aldus. Also,
PhotoStyler, an image editing software tool, was discontinued in the fourth quarter of 1994, as the product competed with certain existing products of the Company. In addition to the acquisition-related expenses recognized in the restructuring charge, the Company incurred approximately $10.1 million of certain one-time charges that were recognized in operating expenses. These charges included writing off certain capitalized software development costs, transition personnel bonuses, relocation expenses, and expenses incurred for integrating the two companies' benefit plans.

    In the fourth quarter of 1995, the Company analyzed the remaining accrued restructuring costs related to the acquisition of Aldus. As a result of this review, it was determined that approximately $0.7 million represented excess reserves and, therefore, this amount was reversed and credited to "Merger transaction and restructuring costs" in the Consolidated Statements of Income. As of December 1, 1995, $7.0 million of the balance in accrued restructuring costs represented expected future cash expenditures related to the Aldus acquisition, primarily related to payments under leases on redundant offices that will be incurred in future periods.

    Due to lower than anticipated revenues experienced in the first three quarters of 1993, Frame undertook certain restructuring measures to reduce the size and scope of its operations and re-
evaluated and redirected its product and distribution strategies. These actions resulted in restructuring charges totaling $16.0 million. In addition, Frame incurred other charges relating to the restructuring of approximately $9.8 million, which consisted primarily of write-offs of capitalized software, obsolete inventory and equipment, and the settlement of certain contingencies. Of the total restructuring and other charges, $12.8 million resulted from the write-off of assets, which occurred in 1993, and $13.0 million involved cash outflows, of which $4.7 million were incurred in 1993.

    During 1994, the results of the settlement of certain contingencies and changes in Frame's foreign distribution in Japan were more favorable than expected by approximately $2.2 million. However, these amounts were offset by increased estimates of costs related to facilities previously vacated and Frame's decision to curtail significantly its Irish operations resulting in a charge for termination costs, vacated facilities, and fixed asset write-offs. In 1994, Frame paid approximately $1.6 million in salary costs and approximately $3.3 million related to the settlement of certain contingencies, changing its foreign distribution in Japan, the relocation of its European headquarters, lease payments for vacated facilities, and other charges.

    During 1995, Frame made cash payments of $1.6 million and $0.2 million related to the curtailment of its Irish operations and vacated leased facilities, respectively. In addition, an analysis of its remaining accrued restructuring costs in the fourth quarter of 1995 indicated that approximately $0.3 million represented excess reserves. This amount was reversed and credited to "Merger transaction and restructuring costs" in the Consolidated Statements of Income. As of December 1, 1995, $1.1 million remained accrued and represented anticipated future cash outflows related to lease payments on vacated facilities.

NONOPERATING INCOME

                                                         1995         CHANGE        1994        CHANGE        1993
                                                      -----------  ------------  -----------  -----------  -----------
Interest, investment, and other income..............  $    29.3           181%   $    10.4          (25)%  $    13.8
Percentage of total revenue.........................        3.8%                       1.5%                      2.4%

    Interest, investment, and other income increased by $18.9 million in 1995 from 1994 and decreased by $3.4 million in 1994 from 1993. The increase in 1995 from 1994 is primarily due to a larger investment base and generally higher interest rates in 1995 compared to 1994. In addition, the Company increased the weighted average days-to-maturity of its investments in 1995, which generated higher rates of return. Interest and other income was adversely impacted by $1.5 million in 1994, as the Company sold several securities (acquired in the Aldus acquisition) for losses in principal created by increases in interest rates during 1994, and for the write-off of an investment in a privately held enterprise. Interest, investment, and other income in 1993 included a gain of $3.9 million on the sale of common stock held as an investment and a $1.0 million write-off of an investment in a privately held enterprise. Interest, investment, and other income in 1994 would have increased approximately $1.0 million absent the 1993 net gain on the sales of common stock and the losses experienced in 1994. Such increase is attributable to increased levels of cash invested and a slight increase in interest earned on the Company's investments from small increases in prevailing interest rates.

INCOME TAX PROVISION

                                                         1995         CHANGE        1994         CHANGE        1993
                                                      -----------  ------------  -----------  ------------  -----------
Income tax provision................................  $    70.4            87%   $    37.6            24%   $    30.4
Percentage of total revenue.........................        9.2%                       5.6%                       5.2%
Effective tax rate..................................       42.9%                      71.0%                      41.9%

    The Company's effective tax rate in 1995 decreased significantly over the effective tax rate of 1994, due primarily to smaller one-time, nondeductible merger transaction and restructuring costs and increased tax-exempt income. The Company's effective tax rate in 1994 increased significantly over the effective tax rate of 1993, due primarily to one-time, nondeductible merger transaction and restructuring costs. An analysis of the differences between the statutory and effective income tax rates is provided in Note 9 of Notes to Consolidated Financial Statements.

NET INCOME AND NET INCOME PER SHARE

                                          1995     CHANGE     1994     CHANGE     1993
                                        --------   ------   --------   ------   --------
Net Income............................    $93.5     510%      $15.3      (63)%    $42.0
Percentage of total revenue...........     12.3%                2.3%                7.2%
Net income per share..................    $1.26     473%      $0.22      (65)%    $0.62
Weighted shares (in thousands)........   74,253       6%     70,169        3 %   68,252

    Net income for 1995 represents a 510 percent increase over 1994, while 1994 net income decreased 63 percent from that of 1993. Results of operations in each of the three years included several one-time charges that would not normally be included in the Company's operating results. A reconciliation of the reported results of operations to the results of operations excluding these one-time charges for each of the years follows.

                                                              1995
                                            -----------------------------------------
                                             INCOME
                                             BEFORE    INCOME                  NET
                                             INCOME      TAX        NET      INCOME
                                             TAXES    PROVISION    INCOME   PER SHARE
                                            --------  ---------   --------  ---------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported results of operations............  $163,853   $ 70,368   $ 93,485   $ 1.26
Write-off of acquired in-process research
 and development:
  Ceneca Communications, Inc..............    14,983     --         14,983     0.20
Acquisition of Frame:
  Merger transaction costs................    11,399     --         11,399     0.15
  Restructuring costs.....................    20,135      6,086     14,049     0.19
Other one-time charges....................     3,160      1,484      1,676     0.02
Effect of fourth quarter antidilutive
 common stock equivalents.................     --        --          --       (0.02)
                                            --------  ---------   --------  ---------
Results of operations excluding one-time
 charges..................................  $213,530   $ 77,938   $135,592   $ 1.80
                                            --------  ---------   --------  ---------
                                            --------  ---------   --------  ---------

                                                               1994
                                             ----------------------------------------
                                              INCOME
                                              BEFORE    INCOME                 NET
                                              INCOME      TAX        NET     INCOME
                                              TAXES    PROVISION   INCOME   PER SHARE
                                             --------  ---------   -------  ---------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported results of operations.............  $ 52,946   $ 37,609   $15,337    $0.22
Write-off of acquired in-process research
 and development:
  Compumation, Incorporated................     3,045     --         3,045     0.04
  LaserTools Corporation...................    12,424     --        12,424     0.17
Acquisition of Aldus:
  Merger transaction costs.................    14,618     --        14,618     0.21
  Restructuring costs......................    57,565     19,922    37,643     0.53
  Other one-time expenses resulting from
   the acquisition.........................    10,092      3,734     6,358     0.09
                                             --------  ---------   -------  ---------
Results of operations excluding one-time
 charges...................................  $150,690   $ 61,265   $89,425    $1.26
                                             --------  ---------   -------  ---------
                                             --------  ---------   -------  ---------

                                                               1993
                                             ----------------------------------------
                                              INCOME
                                              BEFORE    INCOME                 NET
                                              INCOME      TAX        NET     INCOME
                                              TAXES    PROVISION   INCOME   PER SHARE
                                             --------  ---------   -------  ---------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported results of operations.............  $ 72,358   $ 30,351   $42,007    $0.62
Write-off of acquired in-process research
 and development:
  AH Software, Inc. and The Company of
   Science & Art...........................     4,285     --         4,285     0.06
Restructuring of Frame's operations........    25,800      9,030    16,770     0.24
                                             --------  ---------   -------  ---------
Results of operations excluding one-time
 charges...................................  $102,443   $ 39,381   $63,062    $0.92
                                             --------  ---------   -------  ---------
                                             --------  ---------   -------  ---------

    Furthermore, the future effective tax rate is expected to be approximately 36 percent. Had this rate been in effect in 1995, 1994, and 1993, the net income per share, excluding the above one-time charges, would have been $1.82, $1.36, and $0.96 per share, respectively.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    The Company believes that in the future its results of operations could be affected by various factors such as the ability of the Company to integrate Adobe, Aldus, and Frame product lines; renegotiation of royalty arrangements; delays in shipment of the Company's new products and major new versions of existing products; market acceptance of new products and upgrades; growth in worldwide personal computer and printer sales and sales price adjustments; consolidation in the OEM printer business; and adverse changes in general economic conditions in any of the countries in which the Company does business.

    In connection with the merger with Frame, the Company has sought to reduce combined expenses by the elimination of duplicate or unnecessary facilities, employees, marketing programs, and other expenses. The Company believes that the major impact of such reductions will occur in the first and second quarters of 1996 but expects some additional impact in later quarters of 1996. The Company expects that these reductions will benefit future operating results, but the reductions could adversely impact the earnings of the combined company. In addition, the integration of the product lines of the two companies could have a material adverse effect on the results of operations, including the potential for charges for certain discontinued business components.

    As previously stated, effective January 1, 1995, the Company no longer markets FreeHand and discontinued marketing of PhotoStyler in late 1994. These two products aggregated $53.2 million of revenue and $35.4 million of gross profit in 1994. There can be no assurance that the Company will be able to continue to replace this lost revenue or that it will be able to do so as profitably.

    The Company's OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, including licensing a PostScript language compatible interpreter from a third party, which could result in lower licensing revenue for the Company.

    The Company derives a significant portion of its revenue and operating income from its subsidiaries located in Europe and the Pacific Rim. While most of the revenue of these subsidiaries is denominated in U.S. dollars, the majority of their expense transactions are denominated in foreign currencies, including the Japanese yen and most major European currencies. As a result, the Company's operating results are subject to fluctuations in foreign currency exchange rates. To date the impact of such fluctuations has been insignificant and the Company has not engaged in any significant activities to hedge its exposure to foreign currency exchange rate fluctuations.

    The Company's ability to develop and market products, including upgrades of currently shipping products, that successfully adapt to current market needs may also have an impact on the results of operations. A portion of the Company's future revenue will come from these products. Delays in product introductions could have an adverse effect on the Company's revenue, earnings, or stock price. The Company cannot determine the ultimate effect that these new products or upgrades will have on its sales or results of operations.

    Although the Company generally offers its application products on Macintosh, Windows, and UNIX platforms, a majority of the overall sales of these products to date has been for the Macintosh platform, particularly for the higher end Macintosh computers. To the extent that there is a slowdown of customer purchases in the higher end Macintosh market or if other operating systems, such as Windows 95, become more prevalent among the Company's customers, the Company's operating results could be materially adversely affected.

    During 1995, the Company entered the Internet market, which has only recently begun to develop. The Internet market is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products addressing authoring and communication over the Internet. As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The software industry addressing the authoring and electronic publishing requirements of the Internet is young and has few proven products. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, and quality of service) remain unresolved and may impact the growth of Internet use, together with the software standards and electronic media employed in such markets.

    Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry. In addition to factors specific to the Company, changes in analysts' earnings estimates for the Company or its industry and factors affecting the coprorate environment or the securities markets in general will often result in significant volatility of the Company's common stock price.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 will be effective for fiscal years beginning after December 15, 1995, and requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt SFAS No. 121 in fiscal 1997 and does not expect its provisions to have a material effect on the Company's consolidated results of operations in the year of adoption.

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its consolidated financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, using a prescribed methodology, or make pro forma disclosure of such costs in a footnote to the consolidated financial statements.

    The Company expects to continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, in its consolidated financial statements for fiscal 1997, the Company will make the required pro forma disclosures in a footnote to the consolidated financial statements. SFAS No. 123 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

                              FINANCIAL CONDITION

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

                                                          1995       CHANGE       1994       CHANGE       1993
                                                        ---------  -----------  ---------  -----------  ---------
Cash, cash equivalents, and short-term investments....  $   516.0         16%   $   444.8         29%   $   344.7

    The Company's cash balances and short-term investments have increased each year due to profitable operations, partially offset by expenditures for capital outlays and other investments. In 1995 and 1994, growth in cash balances and short-term investments was reduced by increased merger and acquisition activity.

    Cash equivalents consist of highly liquid money market instruments. All of the Company's cash equivalents and short-term investments, consisting principally of municipal bonds, commercial paper, auction rate securities, United States government and government agency securities, and asset-backed securities, are classified as available-for-sale under the provisions of SFAS No. 115. The securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

NONCURRENT LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          1995       CHANGE       1994       CHANGE       1993
                                                        ---------  -----------  ---------  -----------  ---------
Noncurrent liabilities and shareholders' equity.......  $   698.4         36%   $   514.3         11%   $   464.1

    Included above are shareholders' equity and, in 1993, put warrants. As of December 1, 1995, the Company had no noncurrent liabilities. Shareholders' equity as of December 1, 1995 was $698.4 million, compared to $514.3 million as of November 25, 1994 and $457.2 million as of November 26, 1993. A significant portion of the year-to-year increases in shareholders' equity is attributable to issuance of common stock under the Company's stock option and employee stock purchase plans.

    The Company has paid cash dividends on its common stock each quarter since the second quarter of 1988. During 1995, the Company paid cash dividends of $0.20 per common share. The Company's Board of Directors approved a two-for-one stock split on July 9, 1993, payable in the form of a stock dividend for shareholders of record as of July 27, 1993, with a distribution date of August 10, 1993. All share and per share data has been restated to reflect this stock split. The declaration of future dividends is within the discretion of the Company's Board of Directors and will depend upon business conditions, results of operations, the financial condition of the Company, and other factors.

WORKING CAPITAL

                                                          1995       CHANGE       1994       CHANGE       1993
                                                        ---------  -----------  ---------  -----------  ---------
Working capital.......................................  $   506.5         26%   $   402.8         16%   $   347.7

    Net working capital grew to $506.5 million as of December 1, 1995, compared to $402.8 million as of November 25, 1994. Cash flow provided by operations during 1995 was $177.0 million.

    Expenditures for property and equipment totaled $34.1 million. Such expenditures are expected to continue, including expenditures for computer systems for development, sales and marketing, product support, and administrative staff. In addition, in 1995 the Company paid approximately $67.4 million to acquire Ceneca Communications, Inc., to buy out its future royalty obligation with respect to its Adobe Photoshop product, and to invest in various companies, either directly or through a limited partnership arrangement. In the future, additional cash may be used to acquire software products or technologies complementary to the Company's business. Net cash provided by financing activities during 1995 was $36.9 million, primarily resulting from the issuance of common stock under employee stock plans, partially offset by repurchases of common stock and payment of dividends.

    The Company's principal commitments as of December 1, 1995 consisted of obligations under operating leases, a real estate development agreement, and various service and lease guarantee agreements with a related party.

    The Company has entered into a real estate development agreement for the construction of an office facility and in 1996 will enter into an operating lease agreement for this facility. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $52.0 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor to secure the performance of its obligations under the lease. During 1995, the Company increased its deposits by approximately $33.4 million, and as of December 1, 1995, the Company's deposits under this agreement totaled approximately $35.6 million in United States government treasury notes and money market mutual funds. These deposits are included in "Other assets" in the Consolidated Balance Sheets.

    The Company has also entered into various agreements with McQueen Holdings Limited ("McQueen"), a European operating entity, whereby the Company has agreed to guarantee obligations under operating leases for certain European facilities utilized by McQueen, and to guarantee certain levels of business between Adobe and McQueen. The Company currently owns 16 percent of the outstanding stock in McQueen. The Company's ownership percentage has increased over that of 1994 because McQueen repurchased some of its previously outstanding shares.

    The Company believes that existing cash, cash equivalents, and short-term investments, together with cash generated from operations, will provide sufficient funds for the Company to meet its operating cash requirements in the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              FINANCIAL STATEMENTS

    The Company's financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.(a)1. for a listing of financial statements provided in the section titled "FINANCIAL STATEMENTS."

                               SUPPLEMENTARY DATA

    The following tables (presented in thousands, except per share amounts) set forth quarterly supplementary data for each of the years in the two-year period ended December 1, 1995 and reflect the results of the Company as restated to reflect the acquisitions by the Company of Frame Technology Corporation in 1995 and Aldus Corporation in 1994, both of which were accounted for as poolings of interests. See Note 2 in Notes to Consolidated Financial Statements.

                                                                               1995
                                                  ---------------------------------------------------------------
                                                               UNAUDITED QUARTER ENDED                  AUDITED
                                                  --------------------------------------------------     YEAR
                                                    MAR. 3       JUNE 2       SEPT. 1      DEC. 1        ENDED
                                                     1995         1995         1995         1995        DEC. 1
                                                  -----------  -----------  -----------  -----------  -----------
Revenue.........................................  $   188,845  $   189,498  $   183,120  $   200,876  $   762,339
Gross margin....................................      154,991      157,188      155,637      164,222      632,038
Merger transaction and restructuring costs......      --           --           --            31,534       31,534
Income (loss) before income taxes...............       57,246       55,913       52,354       (1,660)     163,853
Net income (loss)...............................       36,144       35,245       33,886      (11,790)      93,485
Net income (loss) per share.....................         0.50         0.47         0.44        (0.16)        1.26
Shares used in computing net income (loss) per
 share..........................................       72,888       75,321       76,325       72,477       74,253


                                                                               1994
                                                  ---------------------------------------------------------------
                                                               UNAUDITED QUARTER ENDED                  AUDITED
                                                  --------------------------------------------------     YEAR
                                                    FEB. 25      MAY 27       AUG. 26      NOV. 25       ENDED
                                                     1994         1994         1994         1994        NOV. 25
                                                  -----------  -----------  -----------  -----------  -----------
Revenue.........................................  $   153,128  $   168,228  $   166,612  $   187,649  $   675,617
Gross margin....................................      124,654      137,781      138,010      153,149      553,594
Merger transaction and restructuring costs......      --           --           --            72,183       72,183
Income (loss) before income taxes...............       32,139       30,260       32,401      (41,854)      52,946
Net income (loss)...............................       20,626       19,263       20,605      (45,157)      15,337
Net income (loss) per share.....................         0.30         0.27         0.29        (0.65)        0.22
Shares used in computing net income (loss) per
 share..........................................       69,698       70,353       71,548       69,076       70,169

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no disagreements on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure to be reported under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   DIRECTORS

    Information with respect to Directors may be found in the section captioned "Election of Directors" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 10, 1996. Such information is incorporated herein by reference.

                               EXECUTIVE OFFICERS

    The executive officers of the Company as of February 20, 1996 are as follows:

           NAME                 AGE                              POSITIONS
---------------------------     ---     ------------------------------------------------------------
John E. Warnock                 55      Chairman of the Board and Chief Executive Officer
Charles M. Geschke              56      President and Director
Derek J. Gray                   46      Senior Vice President and General Manager, Adobe Europe
Stephen A. MacDonald            50      Senior Vice President and Chief Operating Officer
M. Bruce Nakao                  52      Senior Vice President, Finance and Administration, Chief
                                         Financial Officer, Treasurer, and Assistant Secretary
David B. Pratt                  56      Senior Vice President and Chief Operating Officer
Colleen M. Pouliot              37      Vice President, General Counsel and Secretary

    A biography of the principal occupations for the past five years of each of the executive officers is provided below.

    Dr. Warnock was a founder of the Company and has been its Chairman of the Board since April 1989. He has been a director and Chief Executive Officer since 1982 and was its President from December 1982 through March 1989. From April 1978 until founding the Company, Dr. Warnock was Principal Scientist of the Imaging Sciences Laboratory at Xerox Corporation's Palo Alto Research Center. Dr. Warnock received a Ph.D. in electrical engineering from the University of Utah.

    Dr. Geschke was a founder of the Company and has been its President since April 1989. and a director since 1982. He was Chief Operating Officer from December 1986 until July 1994, and was Executive Vice President from December 1982 through March 1989. Dr. Geschke also served as the Company's Secretary from December 1982 until September 1987. From October 1972 until founding the Company, Dr. Geschke was the Manager of the Imaging Sciences Laboratory at Xerox Corporation's Palo Alto Research Center. Dr. Geschke received a Ph.D. in computer science from Carnegie-Mellon University.

    Mr. Gray joined the Company upon the closing of the acquisition of Aldus in August 1994, at which time he was elected Senior Vice President of the Company and General Manager, Adobe Europe. Prior to that time, Mr. Gray served as Managing Director of Aldus Europe Limited since 1986. Mr. Gray is a co-founder and, for the ten years prior to joining Aldus, Managing Director of McQueen Holdings Limited, a distributor of computer hardware and software, of which the Company is a 16 percent shareholder by virtue of the acquisition of Aldus. Pursuant to a reorganization of the Company's Europe entity, Mr. Gray was elected General Manager of Adobe Systems Europe in April 1995.

    Mr. MacDonald joined the Company in May 1983 as Vice President. In August 1989, he was promoted to Senior Vice President and in November 1995, to Chief Operating Officer. From February 1972 until he joined the Company, Mr. MacDonald was a Marketing Manager for Hewlett-Packard Company.

    Mr. Nakao joined the Company in May 1986 and was elected Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary in June 1986. In December 1992, he was promoted to Senior Vice President. From February 1982 to May 1986, Mr. Nakao was Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary of Ross Systems, Inc. From January 1980 to February 1982, Mr. Nakao was Vice President, Chief Financial Officer, and Treasurer of Dividend Industries, Inc.

    Mr. Pratt joined the Company in May 1988 as General Manager of the Application Products Division. In August 1989, he was promoted to Vice President. In September 1992, he was promoted to Senior Vice President and in November 1995, to Chief Operating Officer. From October 1987 to April 1988, Mr. Pratt was Executive Vice President and Chief Operating Officer of Logitech Corporation. From May 1986 to June 1987, Mr. Pratt was Senior Vice President and Chief Operating Officer of Quantum Corporation. From March 1982 through January 1986, Mr. Pratt was President and Chief Executive Officer of Boschert Incorporated.

    Ms. Pouliot joined the Company in July 1988 as Associate General Counsel and became the Corporate Secretary in April 1989. In December 1990, she was promoted to General Counsel. In December 1992, she was promoted to Vice President. Ms. Pouliot was an associate at the law firm of Ware & Freidenrich from November 1983 until she joined the Company.

ITEM 11.  EXECUTIVE COMPENSATION

    Information with respect to this item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 10, 1996. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 10, 1996. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to this item may be found in the section captioned "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 10, 1996. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report

        1.  Financial statements

        FINANCIAL STATEMENT DESCRIPTION

       -Management's Report

       -Independent Auditors' Report

       -Consolidated Balance Sheets
          December 1, 1995 and November 25, 1994

       -Consolidated Statements of Income
          Years Ended December 1, 1995, November 25, 1994, and November 26, 1993

       -Consolidated Statements of Shareholders' Equity
          Years Ended December 1, 1995, November 25, 1994, and November 26, 1993

       -Consolidated Statements of Cash Flows
          Years Ended December 1, 1995, November 25, 1994, and November 26, 1993

       -Notes to Consolidated Financial Statements

       -Report of Ernst &  Young LLP, Independent  Auditors on Frame  Technology
        Corporation

       -Report of Ernst & Young LLP, Independent Auditors on Aldus Corporation

        2.  Financial statement schedule

   SCHEDULE
    NUMBER      FINANCIAL STATEMENT SCHEDULE DESCRIPTION
--------------  -----------------------------------------
Schedule II     Valuation and Qualifying Accounts

    Other financial statement schedules have been omitted since they are either not required, not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

        3.  Exhibits

                                                                               INCORPORATED BY REFERENCE
 EXHIBIT                                                                    --------------------------------    FILED
 NUMBER                          EXHIBIT DESCRIPTION                          FORM        DATE      NUMBER    HEREWITH
---------  ---------------------------------------------------------------  ---------  ----------  ---------  ---------
 3.1.1     Amended and Restated Articles of Incorporation                     10-K      11/30/88   3.1.1
 3.1.2     Certificate of Amendment of Articles of Incorporation              10-K      11/30/88   3.1.2
 3.1.3     Certificate of Amendment of Articles of Incorporation              10-K      11/29/91   3.1.3
 3.1.4     Certificate of Amendment of Articles of Incorporation              10-K      11/26/93   3.1.4
 3.2.8     Restated Bylaws                                                                                        X
10.1.6     1984 Stock Option Plan, as amended*                                10-Q      07/02/93   10.1.6
10.1.7     1994 Stock Option Plan*                                            10-Q      05/27/94   10.1.7
10.12.1    1988 Employee Stock Purchase Plan, as amended*                     10-Q      07/06/94   10.12.1
10.17.1    License Agreement Restatement between the Company and Apple        10-K      11/30/88   10.17.1
            Computer, Inc., dated April 1, 1987 (confidential treatment granted)
10.17.2    Amendment No. 1 to the License Agreement Restatement between       10-K      11/30/90   10.17.2
            the Company and Apple Computer, Inc., dated November 27, 1990
            (confidential treatment granted)
10.18      Lease Agreement dated November 11, 1983, between Mozart Family      S-1      07/01/86   10.18
            Trust and Epson America Inc.
10.19      Assignment of Lease dated November 11, 1983, between Epson          S-1      07/01/86   10.19
            America Inc. and the Company dated February 1, 1986

                                                                               INCORPORATED BY REFERENCE
 EXHIBIT                                                                    --------------------------------    FILED
 NUMBER                          EXHIBIT DESCRIPTION                          FORM        DATE      NUMBER    HEREWITH
---------  ---------------------------------------------------------------  ---------  ----------  ---------  ---------
10.20      Lease Agreement between Mozart Family Trust and the Company         S-1      07/01/86   10.20
            dated November 30, 1983
10.21.2    Revised Bonus Plan*                                                10-K      11/26/93   10.21.2
10.22.4    Restricted Stock Option Plan, as amended*                          10-Q      07/06/94   10.22.4
10.23      Amended and Restated Software License Agreement between the        10-K      11/30/88   10.23
            Company and QMS, Inc., dated May 15, 1987 (confidential
            treatment granted)
10.24.1    1994 Performance and Restricted Stock Plan                          S-4      07/27/94   10.1
10.25      Form of Indemnity Agreement                                        10-K      11/30/88   10.25
10.26      Lease Agreement by and between Charleston Place Associates and     10-K      11/30/88   10.26
            Adobe Systems Incorporated dated April 14, 1987
10.26.1    Amendment One to Lease Agreement dated March 1, 1988               10-K      11/30/88   10.26.1
10.26.2    Amendment Two to Lease Agreement dated September 1, 1988           10-K      11/30/88   10.26.2
10.27      Lease Agreement by and between John Mozart and Adobe Systems       10-K      11/30/88   10.27
            Incorporated dated July 20, 1988
10.31      Restated Agreement and Plan of Merger and Reorganization By and     S-4      07/13/94   10.31
            Among Adobe Systems Incorporated, P Acquisition Corp and Aldus
            Corporation
10.32      Sublease of the Land and Lease of the Improvements By and          10-K      11/25/94   10.32
            Between Sumitomo Bank Leasing and Finance Inc. and Adobe
            Systems Incorporated
10.33      Sale of Rights under Software Development and Acquisition          10-Q      06/02/95   10.33
            Agreement By and Between Adobe Systems Incorporated and Thomas
            Knoll and John Knoll (confidential treatment granted)
10.34      Agreement and Plan of Merger and Reorganization By and Among        S-4      8/18/95    2.1
            Adobe Systems Incorporated, J Acquisition Corporation and
            Frame Technology Corporation
10.35      Form of Executive Severance and Change of Control Agreement*                                           X
11         Computation of Earnings Per Common Share                                                               X
21         Subsidiaries of the Registrant                                                                         X
23         Consent of Independent Auditors                                                                        X
23.1       Consent of Ernst & Young LLP, Independent Auditors                                                     X
23.2       Consent of Ernst & Young LLP, Independent Auditors                                                     X
27         Financial Data Schedule                                                                                X

------------------------
*Compensatory plan or arrangement

    (b) Reports on Form 8-K

        One report on Form 8-K dated October 28, 1995, as amended on Form 8-K/A dated Novem-
       ber 24, 1995, was filed by the Company describing the completion of the acquisition of Frame Technology Corporation and incorporating the required financial statements related to the acquisition.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, California, on the 20th day of February, 1996.

                                          ADOBE SYSTEMS INCORPORATED

                                          By          /s/ M. BRUCE NAKAO

                                             -----------------------------------
                                                       M. Bruce Nakao,
                                             SENIOR VICE PRESIDENT, FINANCE AND
                                               ADMINISTRATION, CHIEF FINANCIAL
                                                          OFFICER,
                                             TREASURER, AND ASSISTANT SECRETARY
                                                (PRINCIPAL FINANCIAL OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of February 1996.

                    SIGNATURE                                 TITLE
--------------------------------------------------  -------------------------

                                                    Chairman of the Board of
                     /s/ JOHN E. WARNOCK             Directors and Chief
   -------------------------------------------       Executive Officer
                 John E. Warnock                     (Principal Executive
                                                     Officer)

                   /s/ CHARLES M. GESCHKE
   -------------------------------------------      President and Director
                Charles M. Geschke

                 /s/ WILLIAM R. HAMBRECHT
   -------------------------------------------      Director
               William R. Hambrecht

                    /s/ ROBERT SEDGEWICK
   -------------------------------------------      Director
                 Robert Sedgewick

                    /s/ DELBERT W. YOCAM
   -------------------------------------------      Director
                 Delbert W. Yocam

                   /s/ WILLIAM J. SPENCER
   -------------------------------------------      Director
                William J. Spencer

                      /s/ GENE P. CARTER
   -------------------------------------------      Director
                  Gene P. Carter

                      /s/ PAUL BRAINERD
   -------------------------------------------      Director
                  Paul Brainerd

                                                    Senior Vice President,
                                                     Finance and Administra-
                      /s/ M. BRUCE NAKAO             tion, Chief Financial
   -------------------------------------------       Officer, Treasurer, and
                  M. Bruce Nakao                     Assistant Secretary
                                                     (Principal Financial
                                                     Officer)

                    /s/ MICHAEL M. CULLY            Vice President and
   -------------------------------------------       Controller (Principal
                 Michael M. Cully                    Accounting Officer)

                             SUMMARY OF TRADEMARKS

    The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in certain jurisdictions, are referenced in this Form 10-K:

Adobe
Acrobat
Acrobat Capture
Acrobat Catalog
Acrobat Exchange
Acrobat Player
Acrobat Search
After Effects
Aldus
Art Explorer
ATM
Brilliant Screens
ColorBurst
Color Central
Dimensions
Display PostScript
Fetch
Font Folio
Frame
FrameMaker
FrameViewer
Gallery Effects
Home Publisher
Illustrator
Image Club
IntelliDraw
Memory Booster
PageMaker
PageMill
Paint & Publish
Persuasion
PhotoDeluxe
Photoshop
Photostyler
PixelBurst
PostScript
Premiere
PrintGear
ScreenReady
SiteMill
Streamline
SuperATM
SuperPaint
TextureMaker
Type Manager
Type On Call
Type Reunion
Type Twister

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

                              FINANCIAL STATEMENTS

    As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

FINANCIAL STATEMENT DESCRIPTION                                                                                        PAGE
-------------------------------------------------------------------------------------------------------------------  ---------
    -      Management's Report.....................................................................................         41
    -      Independent Auditors' Report............................................................................         42
    -      Consolidated Balance Sheets
            December 1, 1995 and November 25, 1994.................................................................         43
    -      Consolidated Statements of Income
            Years Ended December 1, 1995, November 25, 1994, and November 26, 1993.................................         44
    -      Consolidated Statements of Shareholders' Equity
            Years Ended December 1, 1995, November 25, 1994, and November 26, 1993.................................         45
    -      Consolidated Statements of Cash Flows
            Years Ended December 1, 1995, November 25, 1994, and November 26, 1993.................................         48
    -      Notes to Consolidated Financial Statements..............................................................         50
    -      Report of Ernst & Young LLP, Independent Auditors on Frame Technology
            Corporation............................................................................................         69
    -      Report of Ernst & Young LLP, Independent Auditors on Aldus Corporation..................................         70
    -      Report of Ernst & Young LLP, Independent Auditors on supplemental consolidated financial statements of
            Frame Technology Corporation...........................................................................         71

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

    The Board of Directors pursues its oversight role for these consolidated financial statements through the Audit Committee, which is comprised solely of Directors who are not officers or employees of the Company. The Audit Committee meets with management periodically to review their work and to monitor the discharge of each of their responsibilities. The Audit Committee also meets periodically with KPMG Peat Marwick LLP, the independent auditors, who have free access to the Audit Committee or the Board of Directors, without management present, to discuss internal accounting control, auditing, and financial reporting matters.

    KPMG Peat Marwick LLP is engaged to express an opinion on our consolidated financial statements. Their opinion is based on procedures believed by them to be sufficient to provide reasonable assurance that the consolidated financial statements are not materially misleading and do not contain material errors.

                                          M. Bruce Nakao
                                          SENIOR VICE PRESIDENT, FINANCE AND
                                          ADMINISTRATION, CHIEF FINANCIAL
                                          OFFICER, TREASURER, AND ASSISTANT
                                          SECRETARY

December 19, 1995

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Adobe Systems Incorporated:

    We have audited the accompanying consolidated balance sheets of Adobe Systems Incorporated and subsidiaries as of December 1, 1995 and November 25, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 1, 1995. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Frame Technology Corporation, a company acquired by the Company in a business combination accounted for as a pooling of interests, as described in Note 2 to the consolidated financial statements, which statements reflect total assets constituting 12 percent as of November 25, 1994, and total revenues constituting 12 and 10 percent in fiscal 1994 and 1993, respectively, of the related consolidated totals. We also did not audit the consolidated financial statements of Aldus Corporation, a company acquired by the Company in a business combination accounted for as a pooling of interests, as described in
Note 2 to the consolidated financial statements, which statements reflect total revenues constituting 36 percent of consolidated fiscal 1993 revenues. The statements of Frame Technology Corporation and Aldus Corporation were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Frame Technology Corporation and Aldus Corporation, is based solely upon the reports of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signi cant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of December 1, 1995 and November 25, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 1, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

San Jose, California
December 19, 1995

                           ADOBE SYSTEMS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                     ASSETS

                                                                                        DECEMBER 1   NOVEMBER 25
                                                                                           1995          1994
                                                                                       ------------  ------------
Current assets:
  Cash and cash equivalents..........................................................   $   58,493    $  204,120
  Short-term investments.............................................................      457,547       240,648
  Receivables........................................................................      133,208       111,290
  Inventories........................................................................        7,277        10,113
  Other current assets...............................................................       11,924        11,302
  Deferred income taxes..............................................................       24,338        21,049
                                                                                       ------------  ------------
    Total current assets.............................................................      692,787       598,522
Property and equipment...............................................................       51,708        46,568
Other assets.........................................................................      135,735        51,426
Deferred income taxes................................................................        4,502        13,484
                                                                                       ------------  ------------
                                                                                        $  884,732    $  710,000
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade and other payables...........................................................   $   25,639    $   34,354
  Accrued expenses...................................................................       94,848        88,954
  Accrued restructuring costs........................................................       28,151        31,688
  Income taxes payable...............................................................       19,420        24,982
  Deferred revenue...................................................................       18,257        15,707
                                                                                       ------------  ------------
    Total current liabilities........................................................      186,315       195,685
                                                                                       ------------  ------------
Shareholders' equity:
  Preferred stock, no par value; 2,000,000 shares authorized; none issued............       --            --
  Common stock, no par value; 200,000,000 shares authorized; 72,834,444 and
   69,389,591 shares issued and outstanding as of December 1, 1995 and November 25,
   1994, respectively................................................................      293,258       204,033
  Unrealized gains (losses) on investments...........................................       18,831        (1,277)
  Retained earnings..................................................................      390,793       315,611
  Cumulative foreign currency translation adjustments................................       (4,465)       (4,052)
                                                                                       ------------  ------------
    Total shareholders' equity.......................................................      698,417       514,315
                                                                                       ------------  ------------
                                                                                        $  884,732    $  710,000
                                                                                       ------------  ------------
                                                                                       ------------  ------------

          See accompanying Notes to Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         YEARS ENDED
                                          -----------------------------------------
                                          DECEMBER 1    NOVEMBER 25    NOVEMBER 26
                                             1995           1994           1993
                                          -----------   ------------   ------------
Revenue:
  Licensing.............................   $183,437       $156,652       $146,176
  Application products..................    578,902        518,965        433,927
                                          -----------   ------------   ------------
    Total revenue.......................    762,339        675,617        580,103
Direct costs............................    130,301        122,023        107,792
                                          -----------   ------------   ------------
Gross margin............................    632,038        553,594        472,311
                                          -----------   ------------   ------------
Operating expenses:
  Software development costs:
    Research and development............    138,616        113,797        100,200
    Amortization of capitalized software
     development costs..................     11,095         14,329         10,498
  Sales, marketing, and customer
   support..............................    242,713        234,771        206,946
  General and administrative............     58,526         60,531         66,048
  Write-off of acquired in-process
   research and development.............     14,983         15,469          4,285
  Merger transaction and restructuring
   costs................................     31,534         72,183         25,800
                                          -----------   ------------   ------------
    Total operating expenses............    497,467        511,080        413,777
                                          -----------   ------------   ------------
Operating income........................    134,571         42,514         58,534
Nonoperating income:
  Interest, investment, and other
   income...............................     29,282         10,432         13,824
                                          -----------   ------------   ------------
Income before income taxes..............    163,853         52,946         72,358
Income tax provision....................     70,368         37,609         30,351
                                          -----------   ------------   ------------
Net income..............................   $ 93,485       $ 15,337       $ 42,007
                                          -----------   ------------   ------------
                                          -----------   ------------   ------------
Net income per share....................   $   1.26       $   0.22       $   0.62
                                          -----------   ------------   ------------
                                          -----------   ------------   ------------
Shares used in computing net income per
 share..................................     74,253         70,169         68,252
                                          -----------   ------------   ------------
                                          -----------   ------------   ------------

          See accompanying Notes to Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   CUMULATIVE
                                                                         UNREALIZED                  FOREIGN
                                                    COMMON STOCK            GAINS                   CURRENCY
                                             --------------------------  (LOSSES) ON   RETAINED    TRANSLATION
                                                SHARES        AMOUNT     INVESTMENTS   EARNINGS    ADJUSTMENTS     TOTAL
                                             -------------  -----------  -----------  -----------  -----------  -----------
Balances as of November 27, 1992...........     65,233,723  $   137,478   $  --       $   285,136   $  (3,843)  $   418,771
Issuance of common stock under Stock Option
 Plans.....................................      1,597,587       16,285      --           --           --            16,285
Issuance of common stock under Employee
 Stock Purchase Plan.......................        558,301        7,741      --           --           --             7,741
Issuance of common stock under Restricted
 Stock Plans...............................         50,300      --           --           --           --           --
Tax benefit from employee stock plans......       --             11,234      --           --           --            11,234
Stock compensation expense.................       --              1,651      --           --           --             1,651
Dividends declared.........................       --            --           --            (9,005)     --            (9,005)
Subchapter S distributions of Mastersoft...       --            --           --            (1,807)     --            (1,807)
Shares issued in connection with
 acquisition...............................        105,049        2,545      --           --           --             2,545
Repurchase of common stock.................     (1,124,613)     (25,533)     --           --           --           (25,533)
Proceeds from sales of put warrants........       --                694      --           --           --               694
Reclassification of put warrant
 obligations...............................       --             (6,906)     --           --           --            (6,906)
Foreign currency translation adjustment....       --            --           --           --             (461)         (461)
Net income.................................       --            --           --            42,007      --            42,007
                                             -------------  -----------  -----------  -----------  -----------  -----------
Balances as of November 26, 1993...........     66,420,347      145,189      --           316,331      (4,304)      457,216

          See accompanying Notes to Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   CUMULATIVE
                                                                         UNREALIZED                  FOREIGN
                                                    COMMON STOCK            GAINS                   CURRENCY
                                             --------------------------  (LOSSES) ON   RETAINED    TRANSLATION
                                                SHARES        AMOUNT     INVESTMENTS   EARNINGS    ADJUSTMENTS     TOTAL
                                             -------------  -----------  -----------  -----------  -----------  -----------
Balances as of November 26, 1993...........     66,420,347  $   145,189   $  --       $   316,331   $  (4,304)  $   457,216
Issuance of common stock under Stock Option
 Plans.....................................      2,647,740       37,103      --           --           --            37,103
Issuance of common stock under Employee
 Stock Purchase Plan.......................        679,392       10,077      --           --           --            10,077
Issuance of common stock under Restricted
 Stock Plans...............................         53,500      --           --           --           --           --
Tax benefit from employee stock plans......       --             14,418      --           --           --            14,418
Stock compensation expense.................       --              1,064      --           --           --             1,064
Adjustment for change in Aldus Corporation
 fiscal year-end...........................       (130,534)      (3,265)     --            (4,394)        487        (7,172)
Dividends declared.........................       --            --           --           (10,418)     --           (10,418)
Subchapter S distributions of Mastersoft...       --            --               --        (1,245)     --            (1,245)
Shares issued in connection with
 acquisition...............................        104,520        2,105      --           --           --             2,105
Repurchase of common stock.................       (385,374)     (10,283)     --           --           --           (10,283)
Proceeds from sales of put warrants........       --                719      --           --           --               719
Reclassification of put warrant
 obligations...............................       --              6,906      --           --           --             6,906
Unrealized losses on investments...........       --            --           (1,277)      --           --            (1,277)
Foreign currency translation adjustment....       --            --           --           --             (235)         (235)
Net income.................................       --            --           --            15,337      --            15,337
                                             -------------  -----------  -----------  -----------  -----------  -----------
Balances as of November 25, 1994...........     69,389,591      204,033      (1,277)      315,611      (4,052)      514,315

          See accompanying Notes to Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   CUMULATIVE
                                                                         UNREALIZED                  FOREIGN
                                                    COMMON STOCK            GAINS                   CURRENCY
                                             --------------------------  (LOSSES) ON   RETAINED    TRANSLATION
                                                SHARES        AMOUNT     INVESTMENTS   EARNINGS    ADJUSTMENTS     TOTAL
                                             -------------  -----------  -----------  -----------  -----------  -----------
Balances as of November 25, 1994...........     69,389,591  $   204,033   $  (1,277)  $   315,611   $  (4,052)  $   514,315
Issuance of common stock under Stock Option
 Plans.....................................      3,179,073       58,417      --           --           --            58,417
Issuance of common stock under Employee
 Stock Purchase Plan.......................        594,129       11,950      --           --           --            11,950
Issuance of common stock under Restricted
 Stock Plans...............................        141,000      --           --           --           --           --
Tax benefit from employee stock plans......       --             32,445      --           --           --            32,445
Stock compensation expense.................       --              4,433      --           --           --             4,433
Adjustment for change in Frame Technology
 Corporation fiscal year-end...............         (9,516)        (171)     --            (1,784)     --            (1,955)
Dividends declared.........................       --            --           --           (13,177)     --           (13,177)
Subchapter S distributions of Mastersoft...       --            --           --            (3,342)     --            (3,342)
Repurchase of common stock.................       (459,833)     (17,849)     --           --           --           (17,849)
Unrealized gains on investments............       --            --           20,108       --           --            20,108
Foreign currency translation adjustment....       --            --           --           --             (413)         (413)
Net income.................................       --            --           --            93,485      --            93,485
                                             -------------  -----------  -----------  -----------  -----------  -----------
Balances as of December 1, 1995............     72,834,444  $   293,258   $  18,831   $   390,793   $  (4,465)  $   698,417
                                             -------------  -----------  -----------  -----------  -----------  -----------
                                             -------------  -----------  -----------  -----------  -----------  -----------

          See accompanying Notes to Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED
                                                                     --------------------------------------------
                                                                       DECEMBER 1     NOVEMBER 25    NOVEMBER 26
                                                                          1995            1994           1993
                                                                     --------------  --------------  ------------
Cash flows from operating activities:
  Net income.......................................................  $       93,485  $       15,337   $   42,007
  Adjustments to reconcile net income to net cash provided by operating activities:
    Stock compensation expense.....................................           4,433           1,064        1,651
    Depreciation and amortization..................................          60,435          57,794       49,841
    Deferred income taxes..........................................          (6,828)        (11,663)     (10,993)
    Unrealized loss on investments.................................        --              --               (113)
    Provision for losses on accounts receivable....................           2,038           1,963        1,842
    Tax benefit from employee stock plans..........................          32,445          14,418       11,234
    Write-off of acquired in-process research and development......          14,983          15,469        4,285
    Noncash restructuring costs....................................           4,714          25,735       10,936
    Changes in operating assets and liabilities:
      Receivables..................................................         (26,586)        (17,648)      (3,239)
      Inventories..................................................           2,496             962        1,028
      Other current assets.........................................          (1,868)         (1,274)        (304)
      Trade and other payables.....................................          (7,032)         11,979        5,473
      Accrued expenses.............................................           3,161          14,505        8,878
      Accrued restructuring costs..................................           1,835          23,384        8,304
      Income taxes payable.........................................          (5,184)          2,452       11,544
      Deferred revenue.............................................           4,474           1,259          710
                                                                     --------------  --------------  ------------
Net cash provided by operating activities..........................         177,001         155,736      143,084
                                                                     --------------  --------------  ------------

          See accompanying Notes to Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED
                                                                     --------------------------------------------
                                                                       DECEMBER 1     NOVEMBER 25    NOVEMBER 26
                                                                          1995            1994           1993
                                                                     --------------  --------------  ------------
Cash flows from investing activities:
  Purchases of short-term investments..............................  $   (2,614,349) $   (1,766,916)  $ (754,767)
  Maturities and sales of short-term investments...................       2,403,631       1,724,612      722,759
  Acquisitions of property and equipment...........................         (34,071)        (32,700)     (25,508)
  Capitalization of software development costs.....................          (2,175)        (10,953)     (14,129)
  Additions to other assets........................................         (93,791)        (17,663)      (4,755)
  Acquisitions, net of cash acquired...............................         (15,158)        (14,750)      (9,304)
                                                                     --------------  --------------  ------------
Net cash used for investing activities.............................        (355,913)       (118,370)     (85,704)
                                                                     --------------  --------------  ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock...........................          70,367          47,180       15,376
  Proceeds from sales of put warrants..............................        --                   719          694
  Repurchase of common stock.......................................         (17,849)        (10,283)     (25,533)
  Payment of dividends.............................................         (12,310)         (9,906)      (8,523)
  Payment of Subchapter S distributions of Mastersoft..............          (3,342)         (1,245)      (1,807)
                                                                     --------------  --------------  ------------
Net cash provided by (used for) financing activities...............          36,866          26,465      (19,793)
Effect of foreign currency exchange rates on cash and cash
 equivalents.......................................................              10          (1,297)        (516)
                                                                     --------------  --------------  ------------
Net increase (decrease) in cash and cash equivalents...............        (142,036)         62,534       37,071
Adjustment for change in acquired companies' fiscal
 year-ends.........................................................          (3,591)         (3,554)      --
Cash and cash equivalents at beginning of year.....................         204,120         145,140      108,069
                                                                     --------------  --------------  ------------
Cash and cash equivalents at end of year...........................  $       58,493  $      204,120   $  145,140
                                                                     --------------  --------------  ------------
                                                                     --------------  --------------  ------------
Supplemental disclosures:
  Cash paid during the year for income taxes.......................  $       44,470  $       26,121   $   22,362
                                                                     --------------  --------------  ------------
                                                                     --------------  --------------  ------------
  Noncash investing and financing activities:
    Dividends declared but not paid................................  $        3,645  $        2,778   $    2,262
                                                                     --------------  --------------  ------------
                                                                     --------------  --------------  ------------
    Reclassification of put warrants...............................  $     --        $       (6,906)  $    6,906
                                                                     --------------  --------------  ------------
                                                                     --------------  --------------  ------------

          See accompanying Notes to Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

    OPERATIONS

    Founded in 1982, Adobe Systems Incorporated ("Adobe" or the "Company") develops, markets, and supports computer software products and technologies that enable users to create, display, manage, communicate, and print electronic documents. The Company licenses its technology to major computer, printing, and publishing suppliers, and markets a line of application software products and type products for authoring and editing visually rich documents. Additionally, the Company markets a line of powerful, easy-to-use products for home and small business users. The Company distributes its products through a network of original equipment manufacturer ("OEM") customers, distributors and dealers, and value-added resellers ("VARs") and system integrators. The Company has operations in the Americas, Europe, and Pacific Rim regions.

    In October 1995, Adobe acquired Frame Technology Corporation ("Frame"), a developer of software applications for the creation, management, and distribution of documents for individuals and workgroups. In July 1995, Frame acquired Mastersoft, Inc. ("Mastersoft"), a developer of file conversion, viewing, and document comparison software. In August 1994, Adobe acquired Aldus Corporation ("Aldus"), a developer of software applications for the professional publishing, graphics, and prepress markets; interactive publishing; and the general consumer market. Each of these acquisitions was made through a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated, for all periods prior to the acquisitions, to include the results of operations, financial position, and cash flows of Frame, Mastersoft, and Aldus.

    FISCAL YEAR

    The Company's current fiscal year is a 52/53 week year ending on the Friday closest to November 30.

    BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements include those of Adobe and its wholly owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Cash equivalents consist of instruments with maturities of three months or less at the time of purchase.

    All of the Company's cash equivalents, short-term investments, and certain noncurrent investments, consisting principally of United States government and government agency securities, municipal bonds, commercial paper, auction rate preferred stocks, and asset-backed securities, are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115. The Company's investments in equity securities that are free of trading restrictions or that will become free of trading restrictions during the next 12 months are also classified as available-for-sale. The securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity.

    The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses, and declines in value judged to be other than temporary, on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest, investment, and other income.

                           ADOBE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of certain foreign subsidiaries, whose functional currency is the local currency, are translated from their respective functional currencies to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of shareholders' equity. Certain other transaction gains or losses, which have not been material, are reported in results of operations.

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of a building in Edinburgh, Scotland is calculated using the straight-line method over 35 years. Depreciation of equipment and furniture and fixtures is calculated using the straight-line method over the estimated useful lives of the respective assets, generally two to seven years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally five to nine years.

    OTHER ASSETS

    Purchased technology, goodwill, and licensing agreements are stated at cost less accumulated amortization. Amortization is provided on the straight-line method over the estimated useful lives of the respective assets, generally three years for technology, five to seven years for goodwill, and three to six years for licensing agreements. The Company periodically reviews the net realizable value of its intangible assets and adjusts the carrying amount accordingly.

    Research and development costs are charged to expense when incurred. Costs incurred in the research and development of new software products and enhancements to existing software products are also expensed as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," and are included in "Other assets" in the Consolidated Balance Sheets. Such costs are amortized using the greater of the ratio of current product revenue to the total current and anticipated product revenue or the straight-line method of the software's estimated economic life, generally 9 to 36 months.

    The Company owns a minority interest in certain technology companies and a majority interest in a limited partnership, established to invest in technology companies, and accounts for such investments under the cost and equity methods, respectively.

    REVENUE RECOGNITION

    The Company recognizes revenue in accordance with Statement of Position 91-1, "Software Revenue Recognition," and SFAS No. 48, "Revenue Recognition When Right of Return Exists." Application products revenue is recognized upon shipment. Revenue from distributors is subject to agreements allowing limited rights of return and price protection. The Company provides for estimated future returns and price protection.

    Licensing revenue is recognized when the Company's OEM customers ship their products incorporating Adobe's software to their end user customers. The Company also enters into contracts with

                           ADOBE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
OEMs to adapt the Company's software products to the OEMs' hardware products. Revenue on such contracts is recognized based on the percentage-of-completion method and is included in licensing revenue.

    Deferred revenue consists of customer advances under OEM licensing agreements and maintenance contracts for application products, which are deferred and recognized ratably over the term of the contract, generally 12 months.

    DIRECT COSTS

    Direct costs include royalties, amortization of typeface production costs; amortization of acquired technologies; and direct product, packaging, and shipping costs.

    INCOME TAXES

    The Company accounts for its income taxes under SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities measured using existing tax rates. Under SFAS No. 109, the effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date.

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

    RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 will be effective for fiscal years beginning after December 15, 1995, and requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt SFAS No. 121 in fiscal 1997 and does not expect its provisions to have a material effect on the Company's consolidated results of operations in the year of adoption.

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its consolidated financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the consolidated financial statements.

    The Company expects to continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, in its Consolidated financial statements for fiscal 1997, the Company will make the required pro forma disclosures in a footnote to the consolidated financial statements. SFAS No. 123 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

                           ADOBE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS

    Certain reclassifications were made to the 1994 and 1993 consolidated financial statements to conform to the 1995 presentation.

NOTE 2.  ACQUISITIONS

    POOLINGS OF INTERESTS

    On October 28, 1995, the Company issued approximately 8.5 million shares of its common stock in exchange for all of the common stock of Frame. Prior to its acquisition by the Company, on July 28, 1995, Frame acquired all of the common stock of Mastersoft in exchange for approximately 0.6 million equivalent shares of Adobe common stock. On August 31, 1994, the Company issued approximately 14.2 million shares of its common stock in exchange for all of the common stock of Aldus. These business combinations have been accounted for as poolings of interests, and, accordingly, the consolidated financial statements for periods prior to the combinations have been restated to include the results of operations, financial position, and cash flows of Frame, Mastersoft, and Aldus.

    Prior to the combinations, Frame's and Aldus' fiscal years ended on December
31. In recording the business combination, Frame's financial statements for the 12 months ended December 1, 1995 were combined with the Company's consolidated financial statements for the same period. Frame's financial statements for the years ended December 31, 1994 and 1993 were combined with the Company's consolidated financial statements for the years ended November 25, 1994 and November 26, 1993, respectively. Revenue and net income of Frame for the month ended December 31, 1994 were $8.6 million and $2.3 million, respectively. Net income, Subchapter S distributions of Mastersoft, the issuance of common stock, and the net decrease in cash and cash equivalents were adjusted to eliminate the effect of including Frame's results of operations, financial position, and cash flows for the month ended December 31, 1994 in the years ended December 1, 1995 and November 25, 1994.

    Similarly, Aldus' financial statements for the 12 months ended November 25, 1994 were combined with the Company's for the same period. Aldus' financial statements for the year ended December 31, 1993 were combined with the Company's consolidated financial statements for the year ended November 26, 1993. Revenue and net income of Aldus for the month ended December 31, 1993 were $26.1 million and $4.4 million, respectively. Net income, the foreign currency translation adjustment, the issuance of common stock, and the net increase in cash and cash equivalents were adjusted to eliminate the effect of including Aldus' results of operations, financial position, and cash flows for the month ended December 31, 1993 in the years ended November 25, 1994 and November 26, 1993.

    COMBINED RESULTS OF OPERATIONS

    There were no significant transactions among the Company, Frame, and Aldus prior to the combinations which required elimination, and no adjustments were required to conform Aldus' accounting policies to those of the Company. Certain adjustments were made to Frame's tax provision and deferred tax accounts to reflect tax benefits available to the combined company. In addition, certain reclassifications were made to Frame's 1994 and 1993 financial statements to conform to the 1995 presentation.

                           ADOBE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 2.  ACQUISITIONS (CONTINUED)
    The table below provides information for periods prior to the combinations regarding the results of operations for the separate enterprises.

                                                               NINE MONTHS ENDED             YEARS ENDED
                                                            ------------------------  --------------------------
                                                            SEPTEMBER 1   AUGUST 26   NOVEMBER 25   NOVEMBER 26
                                                               1995         1994          1994          1993
                                                            -----------  -----------  ------------  ------------
Revenue:
  Adobe...................................................   $ 493,238   $   260,112   $  597,772    $  313,457
  Frame...................................................      68,225        55,646       77,845        59,866
  Aldus...................................................      --           172,210       --           206,780
                                                            -----------  -----------  ------------  ------------
    Combined..............................................   $ 561,463   $   487,968   $  675,617    $  580,103
                                                            -----------  -----------  ------------  ------------
                                                            -----------  -----------  ------------  ------------
Net Income:
  Adobe...................................................   $  97,705   $    49,329   $    6,309    $   57,030
  Frame...................................................      10,476         7,950       11,870       (32,392)
  Aldus...................................................      --             5,131       --             9,515
  Adjustment to Frame's tax provision.....................      (2,906)       (1,916)      (2,842)        7,854
                                                            -----------  -----------  ------------  ------------
    Combined..............................................   $ 105,275   $    60,494   $   15,337    $   42,007
                                                            -----------  -----------  ------------  ------------
                                                            -----------  -----------  ------------  ------------

    PURCHASES

    In October 1995, the Company acquired Ceneca Communications, Inc. for approximately $15.2 million in cash and assumed liabilities. Of this amount, $15.0 million was allocated to in-process research and development and expensed at the time of acquisition. The remainder of the purchase price was allocated primarily to goodwill.

    During 1994, the Company acquired LaserTools Corporation and Compumation, Incorporated for an aggregate purchase price of $17.0 million. Approximately $15.5 million was allocated to in-process research and development, and was expensed at the time of these acquisitions.

    The operating results of the acquired companies have been included in the accompanying consolidated financial statements from their dates of acquisition.

                           ADOBE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 3.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
    All cash equivalents,  short-term investments,  noncurrent investments,  and
certain   investments   in   equity   securities   have   been   classified   as
available-for-sale securities and consisted of the following:

                                                    AS OF DECEMBER 1, 1995
                                        ----------------------------------------------
                                                  UNREALIZED   UNREALIZED   ESTIMATED
                                          COST      GAINS        LOSSES     FAIR VALUE
                                        --------  ----------   ----------   ----------
Classified as current assets:
  Money market mutual funds...........  $ 23,387   $ --         $ --         $  23,387
  United States government treasury
   notes and agency discount notes....   129,350     2,356        --           131,706
  State and municipal bonds and
   notes..............................   245,758     1,911          (80)       247,589
  Corporate and bank notes............    54,493       710          (26)        55,177
  Auction-rate securities.............    13,700     --           --            13,700
  Asset-backed securities.............    15,131       122         (182)        15,071
                                        --------  ----------   ----------   ----------
    Total current.....................   481,819     5,099         (288)       486,630
                                        --------  ----------   ----------   ----------
Classified as noncurrent assets:
  Money market mutual funds...........       353     --           --               353
  United States government treasury
   notes..............................    35,237        44        --            35,281
  Equity securities...................     2,000    26,835        --            28,835
                                        --------  ----------   ----------   ----------
    Total noncurrent..................    37,590    26,879        --            64,469
                                        --------  ----------   ----------   ----------
    Total securities..................  $519,409   $31,978      $  (288)     $ 551,099
                                        --------  ----------   ----------   ----------
                                        --------  ----------   ----------   ----------

                                                   AS OF NOVEMBER 25, 1994
                                        ----------------------------------------------
                                                  UNREALIZED   UNREALIZED   ESTIMATED
                                          COST      GAINS        LOSSES     FAIR VALUE
                                        --------  ----------   ----------   ----------
Classified as current assets:
  Money market mutual funds and time
   deposits...........................  $ 11,050   $ --         $    (7)     $  11,043
  United States government treasury
   notes and agency discount notes....   134,209     --            (702)       133,507
  State and municipal bonds and
   notes..............................   147,882     --            (958)       146,924
  Corporate and bank notes............    16,094     --             (42)        16,052
  Auction-rate securities.............    80,865     --           --            80,865
  Asset-backed securities.............     7,199     --            (322)         6,877
  Other securities....................     5,504     --             (46)         5,458
                                        --------  ----------   ----------   ----------
    Total current.....................   402,803     --          (2,077)       400,726
                                        --------  ----------   ----------   ----------
Classified as noncurrent assets:
  Money market mutual funds and time
   deposits...........................     2,245         4        --             2,249
                                        --------  ----------   ----------   ----------
    Total securities..................  $405,048   $     4      $(2,077)     $ 402,975
                                        --------  ----------   ----------   ----------
                                        --------  ----------   ----------   ----------

    Unrealized gains (losses) are reported as a separate component of shareholders' equity, net of taxes of $12.9 million and $0.8 million as of December 1, 1995 and November 25, 1994, respectively. Net realized gains for the years ended December 1, 1995 and November 25, 1994 of $1.4 million and $0.2 million, respectively, are included in interest, investment, and other income.

                           ADOBE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 3.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (CONTINUED)
    The Company's investments are classified as follows:

                                                     DECEMBER 1   NOVEMBER 25
                                                        1995         1994
                                                     -----------  -----------
Cash equivalents...................................   $  29,083    $ 160,078
Short-term investments.............................     457,547      240,648
Other assets -- equity investments.................      28,835       --
Other assets -- restricted funds...................      35,634        2,249
                                                     -----------  -----------
                                                      $ 551,099    $ 402,975
                                                     -----------  -----------
                                                     -----------  -----------

    The cost and estimated fair value of available-for-sale securities by contractual maturity consisted of the following:

                                                     DECEMBER 1, 1995     NOVEMBER 25, 1994
                                                   --------------------  --------------------
                                                              ESTIMATED             ESTIMATED
                                                                FAIR                  FAIR
                                                     COST       VALUE      COST       VALUE
                                                   ---------  ---------  ---------  ---------
Debt securities:
  One year or less...............................  $  89,895  $  89,940  $ 267,511  $ 266,654
  One to three years.............................    363,167    367,196     49,473     48,579
  Three to five years............................     35,516     36,357     --         --
  Auction-rate securities........................     13,700     13,700     80,865     80,865
                                                   ---------  ---------  ---------  ---------
                                                     502,278    507,193    397,849    396,098
  Asset-backed securities........................     15,131     15,071      7,199      6,877
                                                   ---------  ---------  ---------  ---------
Total debt securities............................    517,409    522,264    405,048    402,975
Equity securities................................      2,000     28,835     --         --
                                                   ---------  ---------  ---------  ---------
Total securities.................................  $ 519,409  $ 551,099  $ 405,048  $ 402,975
                                                   ---------  ---------  ---------  ---------
                                                   ---------  ---------  ---------  ---------

    Included in auction-rate securities in 1994 are Select Auction Variable Rate Securities ("SAVRS") whose stated maturities exceed ten years. However, the Company had the option of adjusting the respective interest rates or liquidating these investments at auction on stated auction dates every 35 days.

NOTE 4.  RECEIVABLES
    Receivables consisted of the following:

                                                       DECEMBER 1   NOVEMBER 25
                                                          1995         1994
                                                       -----------  -----------
  Trade receivables..................................   $  91,296    $  84,568
  Royalty receivables................................      34,017       26,800
  Interest and other receivables.....................      11,593        3,815
                                                       -----------  -----------
                                                          136,906      115,183
  Less allowance for doubtful accounts...............       3,698        3,893
                                                       -----------  -----------
                                                        $ 133,208    $ 111,290
                                                       -----------  -----------
                                                       -----------  -----------

                           ADOBE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 5.  PROPERTY AND EQUIPMENT
    Property and equipment consisted of the following:

                                                                     DECEMBER 1   NOVEMBER 25
                                                                        1995          1994
                                                                     -----------  ------------
Land...............................................................   $     782    $      782
Building...........................................................       4,615         4,615
Equipment..........................................................     122,794       107,078
Furniture and fixtures.............................................      18,962        20,042
Leasehold improvements.............................................       8,790         4,146
                                                                     -----------  ------------
                                                                        155,943       136,663
Less accumulated depreciation and amortization.....................     104,235        90,095
                                                                     -----------  ------------
                                                                      $  51,708    $   46,568
                                                                     -----------  ------------
                                                                     -----------  ------------

NOTE 6.  OTHER ASSETS
    Other assets consisted of the following:

                                                                     DECEMBER 1   NOVEMBER 25
                                                                        1995          1994
                                                                     -----------  ------------
Licensing agreements...............................................   $  16,319    $   15,565
Goodwill...........................................................      13,753        25,262
Purchased technology...............................................      35,626           355
Software development costs.........................................      36,988        33,260
Equity investments.................................................      53,091         5,927
Restricted funds...................................................      35,634         2,249
Miscellaneous other assets.........................................      11,363         8,202
                                                                     -----------  ------------
                                                                        202,774        90,820
Less accumulated amortization......................................      67,039        39,394
                                                                     -----------  ------------
                                                                      $ 135,735    $   51,426
                                                                     -----------  ------------
                                                                     -----------  ------------

    The following significant transactions and activities are included in other assets:

PURCHASED TECHNOLOGY

    During 1995, the Company entered into an agreement with the developers of the technology underlying its Adobe Photoshop product under which the Company made a lump-sum payment of $34.5 million in lieu of all royalty obligations incurred in connection with the technology after the beginning of the fourth quarter of 1994. Accordingly, $8.5 million of the amount paid to the developers was applied to accrued royalties related to the fourth quarter of 1994 and the 1995 period prior to the execution of the agreement. The balance of $26.0 million is being amortized over 30 months, and as of December 1, 1995, the remaining unamortized cost was $18.2 million. Prior to this agreement, the Company paid the developers a royalty for each copy of Adobe Photoshop sold by the Company.

SOFTWARE DEVELOPMENT COSTS

    Unamortized software development costs were $2.5 million and $11.6 million as of December 1, 1995 and November 25, 1994, respectively. Amortization of software development costs was $11.1 million, $14.3 million, and $10.5 million for the years ended December 1, 1995, November 25, 1994, and November 26, 1993, respectively.

                           ADOBE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 7.  ACCRUED EXPENSES
    Accrued expenses consisted of the following:

                                                                     DECEMBER 1   NOVEMBER 25
                                                                        1995          1994
                                                                     -----------  ------------
Royalties..........................................................   $   7,194    $   10,824
Accrued compensation and benefits..................................      26,730        22,748
Sales and marketing allowances.....................................      24,586        20,697
Other..............................................................      36,338        34,685
                                                                     -----------  ------------
                                                                      $  94,848    $   88,954
                                                                     -----------  ------------
                                                                     -----------  ------------

NOTE 8.  ACCRUED RESTRUCTURING COSTS

ASSOCIATED WITH THE ACQUISITION OF FRAME

    On October 28, 1995, the Company acquired Frame, described in "Note 2 -- Acquisitions," and initiated a plan to combine the operations of the two companies. On this date, the Company recorded a $32.5 million charge to operating expenses related to merger transaction and restructuring costs.

    Merger transaction costs consist principally of transaction fees for investment bankers, attorneys, accountants, financial printing, and other related charges. Restructuring costs include the elimination of redundant equipment, the write-off of certain intangible assets, severance and outplacement of terminated employees, and cancellation of certain contractual agreements.

    Merger transaction and restructuring costs are summarized below:

                                                                              PERIOD FROM ACQUISITION
                                                                                         TO
                                                                  PROVISION       DECEMBER 1, 1995
                                                                 RECORDED AT  ------------------------   ACCRUED AS
                                                                 ACQUISITION                  CASH      OF DECEMBER
                                                                    DATE      WRITE-OFFS    PAYMENTS       1 1995
                                                                 -----------  -----------  -----------  ------------
Merger transaction costs.......................................   $  11,399    $  --        $   6,341    $    5,058
Restructuring costs:
  Severance and outplacement...................................      10,958       --            1,346         9,612
  Redundant equipment and intangibles..........................       4,452        4,452       --            --
  Cancellation of facility leases and other contracts..........       5,664          262       --             5,402
                                                                 -----------  -----------  -----------  ------------
                                                                  $  32,473    $   4,714    $   7,687    $   20,072
                                                                 -----------  -----------  -----------  ------------
                                                                 -----------  -----------  -----------  ------------

    The nature, timing, and extent of restructuring costs follow:

    SEVERANCE AND OUTPLACEMENT

    As a result of the merger, certain technical support, customer service, distribution, and administrative functions were combined and reduced. Restructuring included severance and outplacement charges related to approximately 200 terminated employees. Affected employees had received notification of their termination by November 8, 1995, and final assignments are expected to be completed by mid-1996.

    REDUNDANT EQUIPMENT AND INTANGIBLES

    To facilitate the operations of the Company, the combined organization migrated to common management information systems, which resulted in a write-off of the book value of the abandoned systems as well as other redundant equipment. In addition, certain intangible assets that will have no benefit to the combined company were written off. Redundant equipment was either disposed of during the fourth quarter or written down to its estimated net realizable value.

                           ADOBE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 8.  ACCRUED RESTRUCTURING COSTS (CONTINUED)
    CANCELLATION OF FACILITY LEASES AND OTHER CONTRACTS

    The Company has consolidated duplicate offices in Europe, Japan, Canada, and the United States. Lease and third-party contract termination payments, resulting from the planned closure of these facilities, are expected to continue through the lease term or negotiated early termination date, if applicable.

ASSOCIATED WITH THE ACQUISITION OF ALDUS

    On August 31, 1994, the Company merged with Aldus, described in "Note 2 -- Acquisitions," and initiated a plan to combine the operations of the two companies. On this date, the Company recorded a $72.2 million charge to operating expenses related to merger transaction and restructuring costs.

    Merger transaction costs consisted principally of transaction fees for investment bankers, attorneys, accountants, financial printing, and other related charges. Restructuring costs included the elimination of redundant information systems and equipment, severance and outplacement of terminated employees, the write-off of certain assets related to product lines to be divested or eliminated, and cancellation of certain contractual agreements.

    Merger transaction and restructuring costs are summarized below:

                                                                                  PERIOD FROM
                                                                                 ACQUISITION TO
                                                                  PROVISION    NOVEMBER 25, 1994      ACCRUED
                                                                 RECORDED AT  --------------------     AS OF
                                                                 ACQUISITION               CASH     NOVEMBER 25
                                                                    DATE      WRITE-OFFS PAYMENTS       1994
                                                                 -----------  ---------  ---------  ------------
Merger transaction costs.......................................   $  14,618   $  --      $   8,755   $    5,863
Restructuring costs:
  Severance and outplacement...................................      20,784      --          9,236       11,548
  Redundant information systems and equipment..................      10,778      10,778     --           --
  Assets associated with duplicate product lines...............      14,957      14,957     --           --
  Cancellation of facility leases and other contracts..........      11,046      --         --           11,046
                                                                 -----------  ---------  ---------  ------------
                                                                  $  72,183   $  25,735  $  17,991   $   28,457
                                                                 -----------  ---------  ---------  ------------
                                                                 -----------  ---------  ---------  ------------

                                                            ACCRUED       YEAR ENDED DECEMBER 1, 1995       ACCRUED
                                                             AS OF    -----------------------------------    AS OF
                                                            NOV. 25                  CASH      CHANGE IN    DEC. 1
                                                             1994     WRITE-OFFS   PAYMENTS    ESTIMATE      1995
                                                           ---------  -----------  ---------  -----------  ---------
Merger transaction costs.................................  $   5,863   $  --       $   5,863   $  --       $  --
Restructuring costs:
  Severance and outplacement.............................     11,548      --           8,116       3,432      --
  Cancellation of facility leases and other contracts....     11,046       3,226       3,580      (2,743)      6,983
                                                           ---------  -----------  ---------  -----------  ---------
                                                           $  28,457   $   3,226   $  17,559   $     689   $   6,983
                                                           ---------  -----------  ---------  -----------  ---------
                                                           ---------  -----------  ---------  -----------  ---------

    The nature, timing, and extent of restructuring costs follow:

SEVERANCE AND OUTPLACEMENT

    As a result of the merger, certain technical support, customer service, distribution, and administrative functions were combined and reduced. Restructuring included severance and outplacement charges related to approximately 500 terminated employees. Affected employees received notification of their termination by September 9, 1994, and final assignments were completed during 1995.

                           ADOBE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 8.  ACCRUED RESTRUCTURING COSTS (CONTINUED)
REDUNDANT INFORMATION SYSTEMS AND EQUIPMENT

    To facilitate the operations of the Company, the combined organization migrated to a common management information system, which resulted in the write-off of the book value of approximately $10.8 million of the abandoned systems. The sale or disposal of duplicate information systems and equipment was completed in the fourth quarter of 1994.

DUPLICATE PRODUCT LINES

    As a condition of the merger, the Company no longer (after January 1995) sells and distributes FreeHand, the illustration program previously sold and distributed by Aldus. In addition, PhotoStyler, an image editing software tool, was discontinued in the fourth quarter of 1994, as the product competed with certain existing products of the Company. The respective inventories and capitalized software development costs and technologies of these duplicate product lines, totaling approximately $15.0 million, were written off in the fourth quarter of 1994.

CANCELLATION OF FACILITY LEASES AND OTHER CONTRACTS

    The Company has consolidated duplicate offices in Europe, Japan, Canada, and the United States. Lease and third-party contract termination payments, resulting from the planned closure of these facilities, are expected to continue through the lease term or negotiated early termination date, if applicable.

RESTRUCTURING OF FRAME'S OPERATIONS IN 1993

    Due to lower than anticipated revenues experienced in the first three quarters of 1993, Frame undertook certain restructuring measures primarily related to reducing the size and scope of its operations and re-evaluating and redirecting its product and distribution strategies. These actions resulted in restructuring charges totaling $16.0 million. In addition, Frame incurred other charges relating to the restructuring of approximately $9.8 million, which consisted primarily of write-offs of capitalized software, obsolete inventory and equipment, and the settlement of certain contingencies. Of the total restructuring and other charges, $12.8 million resulted from the write-off of assets, which occurred in 1993, and $13.0 million involved cash outflows, of which $4.7 million were incurred in 1993.

    During 1994, the results of the settlement of certain contingencies and changes in Frame's foreign distribution in Japan were more favorable than expected by approximately $2.2 million. However, these amounts were offset by increased estimates of costs related to facilities previously vacated and Frame's decision to curtail significantly its Irish operations, resulting in a charge for termination costs, vacated facilities, and fixed asset write-offs. In 1994, Frame paid approximately $1.6 million in salary costs and approximately $3.3 million related to the settlement of certain contingencies, changing its foreign distribution in Japan, the relocation of its European headquarters, lease payments for vacated facilities, and other charges.

    During 1995, Frame made cash payments of $1.6 million and $0.2 million related to the curtailment of its Irish operations and vacated leased facilities, respectively. In addition, an analysis of its remaining accrued restructuring expenses in the fourth quarter of 1995 indicated that approximately $0.3 million represented excess reserves. This amount was reversed and credited to "Merger transaction and restructuring costs" in the Consolidated Statements of Income. As of December 1, 1995, $1.1 million remained accrued and represented anticipated future cash outflows related to lease payments on vacated facilities.

                           ADOBE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 9.  INCOME TAXES
    Income before income taxes includes net income (loss) from foreign operations of approximately $19.2 million, $(8.7) million, and $12.7 million for the years ended December 1, 1995, November 25, 1994, and November 26, 1993, respectively.

    The provision for income taxes consisted of the following:

                                                                                        YEARS ENDED
                                                                          ---------------------------------------
                                                                          DECEMBER 1   NOVEMBER 25   NOVEMBER 26
                                                                             1995          1994          1993
                                                                          -----------  ------------  ------------
Current:
  United States federal.................................................   $  21,466    $   22,048    $   13,413
  Foreign...............................................................      18,418         8,336         8,849
  State and local.......................................................       5,206         7,170         6,470
                                                                          -----------  ------------  ------------
Total current...........................................................      45,090        37,554        28,732
                                                                          -----------  ------------  ------------
Deferred:
  United States federal.................................................      (6,305)      (10,683)      (10,379)
  Foreign...............................................................        (986)       (1,785)          964
  State and local.......................................................         124        (1,895)         (200)
                                                                          -----------  ------------  ------------
Total deferred..........................................................      (7,167)      (14,363)       (9,615)
                                                                          -----------  ------------  ------------
Charge in lieu of taxes attributable to employee stock plans............      32,445        14,418        11,234
                                                                          -----------  ------------  ------------
                                                                           $  70,368    $   37,609    $   30,351
                                                                          -----------  ------------  ------------
                                                                          -----------  ------------  ------------

    Total income tax expense differs from the expected tax expense (computed by multiplying the United States federal statutory rate of approximately 35 percent for 1995, 1994, and 1993 to income before income taxes) as a result of the following:

                                                                                        YEARS ENDED
                                                                          ---------------------------------------
                                                                          DECEMBER 1   NOVEMBER 25   NOVEMBER 26
                                                                             1995          1994          1993
                                                                          -----------  ------------  ------------
Computed "expected" tax expense.........................................   $  57,349    $   18,531    $   25,325
State tax expense, net of federal benefit...............................       6,442         3,429         5,171
Nondeductible merger costs..............................................       4,078         5,209        --
Nondeductible write-off of acquired in-process research and
 development............................................................       5,244         5,475           489
Nondeductible goodwill..................................................       3,689         1,741        --
Tax-exempt income.......................................................      (3,532)       --            --
Tax credits.............................................................      (3,904)       (1,755)       (3,433)
Foreign losses, not benefited...........................................       2,706         3,550         2,038
Foreign tax rate differential...........................................       1,130         2,027        --
Other, net..............................................................      (2,834)         (598)          761
                                                                          -----------  ------------  ------------
                                                                           $  70,368    $   37,609    $   30,351
                                                                          -----------  ------------  ------------
                                                                          -----------  ------------  ------------

                           ADOBE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 9.  INCOME TAXES (CONTINUED)
    The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of 1995 and 1994 are presented below:

                                                                                         DECEMBER 1   NOVEMBER 25
                                                                                            1995          1994
                                                                                         -----------  ------------
Deferred tax assets:
  Acquired technology..................................................................   $   4,750    $    3,306
  Reserves and deferred revenue........................................................      25,025        24,501
  Depreciation.........................................................................       3,544         2,438
  Net operating loss carryforwards.....................................................      10,625         5,130
  Tax credits and other carryforwards..................................................       5,702        12,486
  Other................................................................................       3,468         2,278
                                                                                         -----------  ------------
    Total gross deferred tax assets....................................................      53,114        50,139
    Deferred tax asset valuation allowance.............................................     (10,204)      (11,611)
                                                                                         -----------  ------------
    Total deferred tax assets..........................................................      42,910        38,528
                                                                                         -----------  ------------
Deferred tax liabilities:
  Basis difference of acquired assets..................................................        (113)         (694)
  Capitalized costs....................................................................         (29)       (2,315)
  Investments..........................................................................     (12,860)       --
  Other................................................................................      (1,068)         (986)
                                                                                         -----------  ------------
    Total deferred tax liabilities.....................................................     (14,070)       (3,995)
                                                                                         -----------  ------------
Net deferred tax assets................................................................   $  28,840    $   34,533
                                                                                         -----------  ------------
                                                                                         -----------  ------------

    As of December 1, 1995, the Company had United States federal net operating loss carryforwards of approximately $17.0 million, which expire in 2008, and tax credit carryforwards of approximately $5.0 million, which expire in years 1997 through 2009. The carryforwards are attributable to the premerger years of Aldus and Frame and are subject to certain limitations on usage. The Company also has foreign operating loss carryovers in various jurisdictions of approximately $16.0 million with various expiration dates. For financial reporting purposes, a valuation allowance has been established to fully offset the deferred tax assets related to foreign operating losses due to uncertainties in utilizing these losses. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

NOTE 10.  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN

    As of December 1, 1995, the Company had reserved 20,000,000 shares of common stock for issuance under its Stock Option Plan.

    Each option assumed by Adobe under the merger agreements with Frame and Aldus will continue to have, and be subject to, the same terms and conditions set forth in the relevant Stock Option Plan after, in the case of Frame, application of the exchange ratio to the number of shares and the exercise price of each option. The Frame plan provided for the granting of stock options to employees, consultants, and officers under terms and conditions determined by Frame's Board of Directors at the time of the grant. The Aldus plan provided for the granting of stock options to employees and officers at the fair market value at the grant date. Options under the Aldus plan vest at 20 percent after the first year and ratably each month for the next four years.

                           ADOBE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    The Adobe plan provides for the granting of stock options to employees and officers at the fair market value of the Company's common stock at the grant date. Options generally vest over three years: 25 percent after the first year, and the remainder vesting each month for the next two years so that the options are 50 percent vested after the second year and fully vested after the third year. All options have a five-, seven-, or ten-year term. Stock option activity for 1995, 1994, and 1993 is presented below.

                                                                                        OPTIONS OUTSTANDING
                                                                       OPTIONS     ------------------------------
                                                                      AVAILABLE      NUMBER OF
                                                                      FOR GRANT       SHARES      PRICE PER SHARE
                                                                     ------------  -------------  ---------------
Balances as of November 27, 1992...................................     3,419,085     10,361,204  $    0.02-47.25
Additional shares reserved.........................................     5,224,880       --              --
Options granted....................................................    (4,858,298)     4,858,298       2.17-33.75
Options exercised..................................................       --          (1,592,587)      0.02-27.40
Options repriced...................................................       437,320       (437,320)     12.98-43.27
Options canceled...................................................     1,255,101     (1,255,101)      0.58-43.27
                                                                     ------------  -------------  ---------------
Balances as of November 26, 1993...................................     5,478,088     11,934,494       0.06-47.25
Additional shares reserved.........................................       299,000       --              --
Options granted....................................................    (2,678,550)     2,678,550       3.44-36.38
Options exercised..................................................       --          (2,627,318)      0.06-33.75
Options canceled...................................................       979,842       (979,842)      0.58-43.27
Adjustment for change in Aldus' fiscal year-end....................       142,314        (51,421)       --
Aldus options retired..............................................      (968,713)      --              --
                                                                     ------------  -------------  ---------------
Balances as of November 25, 1994...................................     3,251,981     10,954,463       0.25-47.25
Additional shares reserved.........................................       338,000       --              --
Options granted....................................................    (2,351,568)     2,351,568       3.45-67.00
Options exercised..................................................       --          (2,967,042)      0.25-50.75
Options canceled...................................................       430,195       (430,195)      0.57-58.25
Adjustment for change in Frame's fiscal year-end...................        (5,688)        18,873        --
Frame options retired..............................................      (228,903)      --              --
Aldus options retired..............................................       (65,451)      --              --
                                                                     ------------  -------------  ---------------
Balances as of December 1, 1995....................................     1,368,566      9,927,667  $    2.60-67.00
                                                                     ------------  -------------  ---------------
                                                                     ------------  -------------  ---------------

    Of the options outstanding, 5,573,788 were exercisable as of December 1, 1995.

RESTRICTED STOCK OPTION PLAN

    As of December 1, 1995, the Company had reserved 500,000 shares of common stock for issusance under its Restricted Stock Option Plan, which provides for the granting of nonqualified stock options to nonemployee directors and consultants. Option grants are limited to 10,000 shares per person in each fiscal year except for a new nonemployee director who may be granted 15,000 shares upon joining

                           ADOBE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10.  EMPLOYEE BENEFIT PLANS (CONTINUED)
the Board. All options are immediately exercisable within a ten-year term. Options generally vest over three years: 25 percent in each of the first two years and 50 percent in the third year. Stock option activity for 1995, 1994, and 1993 is as follows:

                                                                                         OPTIONS OUTSTANDING
                                                                            OPTIONS   --------------------------
                                                                           AVAILABLE  NUMBER OF
                                                                           FOR GRANT   SHARES    PRICE PER SHARE
                                                                           ---------  ---------  ---------------
Balances as of November 27, 1992.........................................     32,500    140,000  $    4.13-27.00
Options granted..........................................................    (40,000)    40,000            23.94
Options exercised........................................................     --         (5,000)           11.13
Options canceled.........................................................     20,000    (20,000)     21.56-27.00
                                                                           ---------  ---------  ---------------
Balances as of November 26, 1993.........................................     12,500    155,000       4.13-27.00
Additional shares reserved...............................................     50,000     --            --
Options granted..........................................................    (45,000)    45,000      21.88-31.75
                                                                           ---------  ---------  ---------------
Balances as of November 25, 1994.........................................     17,500    200,000       4.13-31.75
Additional shares reserved...............................................    250,000     --            --
Options granted..........................................................    (40,000)    40,000            48.25
Options exercised........................................................     --        (41,875)     11.13-27.00
                                                                           ---------  ---------  ---------------
Balances as of December 1, 1995..........................................    227,500    198,125  $    4.13-48.25
                                                                           ---------  ---------  ---------------
                                                                           ---------  ---------  ---------------

    All options outstanding were exercisable as of December 1, 1995 under the Restricted Stock Option Plan. In addition, Adobe assumed 65,000 outstanding options under the Frame Director's Stock Option Plan and 95,375 outstanding options under the Aldus Restricted Stock Option Plan. All such assumed options had been exercised as of December 1, 1995 for an aggregate exercise price of $6.1 million.

PERFORMANCE AND RESTRICTED STOCK PLAN

    The Performance and Restricted Stock Plan provides for the granting of restricted stock and/or performance units to officers and key employees. As of December 1, 1995, the Company had reserved 1,500,000 shares of its common stock for issuance under this plan. Restricted shares issued under this plan vest annually over three years but are considered outstanding at the time of grant, as the shareholders are entitled to dividends and voting rights. As of December 1, 1995, 836,090 shares were outstanding under this plan, of which 167,002 were not yet vested.

    Performance units issued under this plan entitle the recipient to receive shares upon completion of the performance period subject to attaining identified performance goals. Performance units are generally earned over a three-year period and shares earned are issued at the end of the three-year period. The ultimate value of the performance units is dependent upon the Company's revenue and operating margin growth (as defined by the Plan) during the three-year performance period adjusted by a factor determined by comparing the growth in the Company's stock price to an index of comparable stocks. The projected value of these units is accrued by the Company and charged to expense over the three-year performance period. As of December 1, 1995, performance units for 75,420 shares were outstanding and $2.5 million was charged to expense for this plan in 1995. There were no performance units outstanding during the years ended November 25, 1994 and November 26, 1993.

EMPLOYEE STOCK PURCHASE PLAN

    Under the terms of the Company's Employee Stock Purchase Plan, eligible employee participants may purchase shares of the Company's common stock semiannually at 85 percent of the market price,

                           ADOBE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10.  EMPLOYEE BENEFIT PLANS (CONTINUED)
on either the purchase date or the offering date, whichever price is lower. As of December 1, 1995, the Company had reserved 4,000,000 shares of its common stock for issuance under this plan and 1,490,448 shares remain available for future issuance.

PRETAX SAVINGS PLAN

    In 1987, the Company  adopted an Employee  Investment Plan, qualified  under
Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all of the Company's United States employees. Under the plan, eligible employees may contribute up to 18 percent of their pretax salary, subject to certain limitations. There were 2,382 employees under the plan in 1995 and 841 employees under the plan in 1994. Commencing in 1992, the Company matched a portion of employee contributions. Company matching contributions, which can be terminated at the Company's discretion, were $1.2 million, $0.7 million, and $0.6 million in 1995, 1994, and 1993, respectively.

NOTE 11.  CAPITAL STOCK

SHAREHOLDER RIGHTS PLAN

    The Company's Shareholder Rights Plan is intended to protect shareholders from unfair or coercive takeover practices. In accordance with this plan, the Board of Directors declared a dividend distribution of one common stock purchase right on each outstanding share of its common stock held as of July 24, 1990, and on each share of common stock issued by the Company thereafter. Each right entitles the registered holder to purchase from the Company a share of common stock at $115. The rights become exercisable in the following circumstances:

    - The rights become exercisable ten days after a public announcement by another entity that it has acquired beneficial ownership of 20 percent or more of the shares (and that is without the approval of the Board of Directors) or, if earlier, a public announcement of another entity's intention to commence a tender offer to acquire beneficial ownership of 20 percent or more of the shares.

    - The rights become exercisable if another entity engages in certain self-dealing transactions with the Company or becomes the beneficial owner of 20 percent or more of the shares.

    - The rights become exercisable if the Company is acquired by any person in a merger or business combination transaction, or if 50 percent or more of the Company's assets or earnings powers are being sold to another entity.

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

    The Company's $6.9 million potential buyback obligation, as of November 26, 1993, was removed from shareholders' equity and recorded as put warrants. At the prevailing market prices for the Company's common stock, there was no dilutive effect on earnings per share in 1993. No put warrants were outstanding as of December 1, 1995 and November 25, 1994.

                           ADOBE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 12.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    The Company has operating leases for its corporate headquarters, field sales offices and certain office equipment that expire at various dates through 2015. Rent expense for these leases aggregated $21.0 million, $16.9 million, and $18.7 million during 1995, 1994, and 1993, respectively. As of December 1, 1995, future minimum lease payments under noncancelable operating leases are as follows: 1996 -- $16.7 million; 1997 -- $9.0 million; 1998 -- $7.4 million; 1999
-- $4.7 million; 2000 -- $2.8 million; and $18.0 million thereafter.

REAL ESTATE DEVELOPMENT AGREEMENT

    In 1994, the Company entered into a real estate development agreement for the construction of an office facility and in 1996 will enter into an operating lease agreement for this facility. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, which is approximately $52.0 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor to secure the performance of its obligations under the lease, and as of December 1, 1995, the Company had deposited approximately $35.6 million in United States government treasury notes and money market mutual funds.

ROYALTIES

    The Company has certain royalty commitments associated with the shipment and licensing of certain products. While royalty expense is generally based on a dollar amount per unit shipped, ranging from $0.05 to $40.83, certain royalties are based on a percentage, ranging from 0.05 percent to 50 percent, of the underlying revenue. Royalty expense was approximately $23.1 million, $35.2 million, and $32.8 million for the years ended December 1, 1995, November 25, 1994, and November 26, 1993, respectively.

LEGAL ACTIONS

    The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operations.

                           ADOBE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 13.  TRANSACTIONS WITH AFFILIATE
    The Company holds a 16 percent equity interest in McQueen Holdings Limited ("McQueen") and accounts for the investment at cost. During 1994, the Company entered into various agreements with McQueen, whereby the Company contracted with McQueen to perform product localization and technical support functions and to provide printing, assembly, and warehousing services, and has agreed to guarantee obligations under operating leases for certain facilities utilized by McQueen and to guarantee a certain level of business between the Company and McQueen. The remaining aggregate contingent liability for nonpayment of rent, through September 1999, for facilities occupied by McQueen was approximately $1.8 million, and minimum annual payments Adobe will make to McQueen for certain services are approximately $4.6 million and $4.8 million in 1996 and 1997, respectively. Purchases from McQueen amounted to $23.6 million, $13.0 million, and $12.6 million during 1995, 1994, and 1993, respectively.

NOTE 14.  FINANCIAL INSTRUMENTS

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's cash equivalents, short-term investments, restricted funds, and investments in equity securities that are free of trading restrictions or that will become free of trading restrictions during the next 12 months are carried at fair value, based on quoted market prices for these or similar investments. (See Note 3.)

    The Company's investment in equity securities which are subject to trading restrictions are carried at cost, which aggregates $4.4 million. The fair value of these securities as of December 1, 1995, based on quoted market prices, was $125.9 million. These investments are recorded as equity securities in other assets.

    The Company's majority interest in a limited partnership, accounted for using the equity method, is carried at $18.5 million as part of equity securities in other assets. Most of the technology companies in which the limited partnership invests are not publicly traded, and therefore there is no established market for these investments. One investment of the limited partnership is publicly traded, and the fair value of this investment is based on quoted market price.

    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, short-term investments, and accounts receivable. The Company's investment portfolio consists of investment-grade securities diversified among security types, industries, and issuers. The Company's investments are managed by recognized financial institutions that follow the Company's investment policy. The Company's policy limits the amount of credit exposure in any one issue, and the Company believes no significant concentration of credit risk exists with respect to these investments.

    Credit risk in receivables is limited to OEMs, and to dealers and distributors of hardware and software products to the retail market. The Company adopts credit policies and standards to keep pace with the evolving software industry. Management believes that any risk of accounting loss is significantly reduced due to the diversity of its products, end users and geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and requires letters of credit or other guarantees, whenever deemed necessary.

                           ADOBE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 14.  FINANCIAL INSTRUMENTS (CONTINUED)
    INDUSTRY SEGMENT

    Adobe and its subsidiaries operate in one dominant industry segment. The Company is engaged principally in the design, development, manufacture and licensing of computer software. No customer accounted for more than 10 percent of the Company's total revenue in 1995, 1994, or 1993.

NOTE 15.  INDUSTRY SEGMENT REPORTING AND FOREIGN OPERATIONS
    The Americas operations include revenue and results of operations in North America, South America, Mexico, and Latin America, as well as licensing revenue recognized on a worldwide basis. Licensing revenue is not available on a geographic basis, because the source of licensing revenue is known only by the OEMs' headquarters, and not necessarily by the geographic region providing the revenue stream to the OEMs. Accordingly, all licensing revenue is included in the Americas. Substantially all of the merger transaction and restructuring costs and write-off of in-process research and development costs were incurred in the Americas and therefore have been charged against the Americas operating income.

    European operations primarily include subsidiaries in the Netherlands, the United Kingdom, France, Germany, and Sweden, while Pacific Rim operations include subsidiaries in Japan and Australia. Transfers between subsidiaries are accounted for at amounts that are generally above cost and consistent with rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Identifiable assets are those assets that can be directly associated with a particular geographic area and subsidiary. Geographic information for each of the years in the three-year period ended December 1, 1995 is presented below.

                                                                   YEARS ENDED
                                                     ----------------------------------------
                                                      DECEMBER 1   NOVEMBER 25   NOVEMBER 26
                                                         1995          1994          1993
                                                     ------------  ------------  ------------
Revenue:
  The Americas.....................................   $  533,332    $  494,525    $  434,111
  Europe...........................................      133,982       124,283       118,859
  Pacific Rim......................................      107,357        72,036        51,495
  Eliminations.....................................      (12,332)      (15,227)      (24,362)
                                                     ------------  ------------  ------------
                                                      $  762,339    $  675,617    $  580,103
                                                     ------------  ------------  ------------
                                                     ------------  ------------  ------------
Operating income:
  The Americas.....................................   $   26,446    $    7,991    $   31,084
  Europe...........................................       37,319         1,818        21,685
  Pacific Rim......................................       70,416        32,745        21,645
  Eliminations.....................................          390           (40)      (15,880)
                                                     ------------  ------------  ------------
                                                      $  134,571    $   42,514    $   58,534
                                                     ------------  ------------  ------------
                                                     ------------  ------------  ------------
Identifiable assets:
  The Americas.....................................   $  944,484    $  670,650    $  672,961
  Europe...........................................       64,807        60,375        50,662
  Pacific Rim......................................       14,258        18,633         9,885
  Eliminations.....................................     (138,817)      (39,658)     (135,812)
                                                     ------------  ------------  ------------
                                                      $  884,732    $  710,000    $  597,696
                                                     ------------  ------------  ------------
                                                     ------------  ------------  ------------

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Frame Technology Corporation

    We have audited the consolidated balance sheet of Frame Technology Corporation as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period then ended (not presented separately herein). These financial statements are the responsibility of Frame's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frame Technology Corporation at December 31, 1994, and the consolidated results of its operations and its cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

                                             Ernst & Young LLP

San Jose, California
January 30, 1995

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Adobe Systems Incorporated

    We have audited the balance sheet of Aldus Corporation as of December 31, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of Aldus' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aldus Corporation at December 31, 1993, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                             Ernst & Young LLP

Seattle, Washington
January 28, 1994

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Frame Technology Corporation

    We have audited the supplemental consolidated balance sheet of Frame Technology Corporation (formed as a result of the consolidation of Frame Technology Corporation and Mastersoft, Inc.) as of December 31, 1994, and the related supplemental consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period then ended (not presented separately herein). The supplemental consolidated financial statements give retroactive effect to the merger of Frame Technology Corporation and Mastersoft, Inc. on July 28, 1995, which has been accounted for using the pooling of interests method as described in the notes to the supplemental consolidated financial statements. These supplemental financial statements are the responsibility of the management of Frame Technology Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the supplemental consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frame Technology Corporation at December 31, 1994, and the consolidated results of its operations and its cash flows for each of the two years in the period then ended, after giving effect to the merger of Mastersoft, Inc. as described in the notes to the supplemental consolidated financial statements, in conformity with generally accepted accounting principles.

                                             Ernst & Young LLP

San Jose, California
May 31, 1995
except for Note 13, as to which the date is June 22, 1995

                          FINANCIAL STATEMENT SCHEDULE

    As required under Item 8. Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section. The financial statement schedule included in this section is as follows:

   SCHEDULE
    NUMBER                  FINANCIAL STATEMENT SCHEDULE DESCRIPTION
--------------  -----------------------------------------------------------------
Schedule II     Valuation and Qualifying Accounts

                           ADOBE SYSTEMS INCORPORATED
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

            VALUATION AND QUALIFYING ACCOUNTS WHICH ARE DEDUCTED IN THE
               BALANCE SHEET FROM THE ASSETS TO WHICH THEY APPLY

                                                                           ADDITIONS
                                                                   --------------------------
                                                      BALANCE AT   CHARGED TO    CHARGED TO                 BALANCE AT
                                                       BEGINNING    OPERATING       OTHER                     END OF
                                                       OF PERIOD    EXPENSES    ACCOUNTS (1)   DEDUCTIONS     PERIOD
                                                      -----------  -----------  -------------  -----------  -----------
Allowance for doubtful accounts:
  Year Ended:
    December 1, 1995................................   $   3,893    $   2,038     $    (423)    $   1,810    $   3,698
    November 25, 1994...............................       2,516        1,963        --               586        3,893
    November 26, 1993...............................       2,202        1,842        --             1,528        2,516

------------------------
    Deductions related to the allowance for doubtful accounts, represent amounts written off against the allowance.

(1) The $423,000 reduction in 1995 relects the effect of including Frame allowance activity for the month ended December 31, 1994 in the years ended November 25, 1994 and December 1, 1995. See Note 2 to Consolidated Financial Statements.

                 See accompanying independent auditors' report.

                                    EXHIBITS

    As required under Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

  EXHIBIT
  NUMBER                                     EXHIBIT DESCRIPTION
-----------  ------------------------------------------------------------------------------------
      3.2.8  Restated Bylaws
     10.35   Form of Executive Severance and Change of Control Agreement
     11      Computation of Earnings per Common Share
     21      Subsidiaries of the Registrant
     23      Consent of Independent Auditors
     23.1    Consent of Ernst & Young LLP, Independent Auditors for Frame Technology Corporation
     23.2    Consent of Ernst & Young LLP, Independent Auditors for Aldus Corporation
     27      Financial Data Schedule