Form 10-Q
period 1996-03-01
ADOBE SYSTEMS INC
filed 1996-04-10
CIK 796343

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                            ------------------------

                                      FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 1, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to
                                                 ------    ------

                           Commission file Number:  33-6885

                              ADOBE SYSTEMS INCORPORATED
                (Exact name of registrant as specified in its charter)

              CALIFORNIA                               77-0019522
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

1585 CHARLESTON ROAD, MOUNTAIN VIEW, CALIFORNIA         94043-1225
    (Address of principal executive offices)                (Zip Code)

          Registrant's telephone number, including area code: (415) 961-4400

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  x   NO
                                              ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                              Shares Outstanding
              Class                             March 1, 1996
              -----                             -------------

    Common stock, no par value                   73,322,081

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                                                                      Page No.

                           PART I -- FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements                   4

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           15

                             PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings                                             27

Item 6.     Exhibits and Reports on Form 8-K                              28


Signature                                                                 31

Summary of Trademarks                                                     32



                                       EXHIBITS

Exhibit 11  Computation of Earnings per Common Share

Exhibit 27  Financial Data Schedules

PART I -- FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included under this item are as follows:

                                                                    SEQUENTIALLY
                                                                        NUMBERED
FINANCIAL STATEMENT DESCRIPTION                                             PAGE
- -------------------------------                                     ------------
- -    Condensed Consolidated Statements of Income
     Quarter Ended March 1, 1996 and March 3, 1995                         4
- -    Condensed Consolidated Balance Sheets
     March 1, 1996 and December 1, 1995                                    5
- -    Condensed Consolidated Statements of Cash Flows
     Quarter Ended March 1, 1996 and March 3, 1995                         6
- -    Notes to Condensed Consolidated Financial Statements                  8

                              ADOBE SYSTEMS INCORPORATED

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  QUARTER ENDED
                                                             ------------------
                                                              MARCH 1   MARCH 3
                                                                 1996      1995
                                                             --------  --------
Revenue:
 Licensing                                                   $ 46,911  $ 46,313
 Application products                                         146,731   142,532
                                                             --------  --------
  Total revenue                                               193,642   188,845
Direct costs                                                   35,208    33,854
                                                             --------  --------
Gross margin                                                  158,434   154,991
                                                             --------  --------
Operating expenses:
 Software development costs:
  Research and development                                     37,207    31,490
  Amortization of capitalized
   software development costs                                     626     2,873
 Sales, marketing and
  customer support                                             62,604    55,352
 General and administrative                                    15,651    13,731
                                                             --------  --------
  Total operating expenses                                    116,088   103,446
                                                             --------  --------

Operating income                                               42,346    51,545
Nonoperating income:
 Interest, investment and
  other income                                                 11,515     5,701
                                                             --------  --------
Income before income taxes                                     53,861    57,246
Provision for income taxes                                     20,198    21,102
                                                             --------  --------
Net income                                                   $ 33,663  $ 36,144
                                                             --------  --------
                                                             --------  --------

Net income per share                                         $    .44  $    .50
                                                             --------  --------
                                                             --------  --------
Shares used in computing net
     income per share                                          76,394    72,888
                                                             --------  --------
                                                             --------  --------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ADOBE SYSTEMS INCORPORATED

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)



                                                         MARCH 1     DECEMBER 1
                                                            1996           1995
                                                       ---------      ---------
                                        ASSETS
Current assets:
  Cash and cash equivalents                           $  86,170      $  58,493
  Short-term investments                                453,662        457,547
  Receivables                                           127,384        133,208
  Inventories                                            11,126          7,277
  Other current assets                                    9,372         11,924
  Deferred income taxes                                  25,226         24,338
                                                      ---------      ---------
     Total current assets                               712,940        692,787
Property and equipment                                   56,071         51,708
Other assets                                            148,542        135,735
Deferred income taxes                                     9,483          4,502
                                                       ---------      ---------
                                                      $ 927,036      $ 884,732
                                                       ---------      ---------
                                                       ---------      ---------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade and other payables                            $  29,491      $  25,639
  Accrued expenses                                       89,255         94,848
  Accrued restructuring costs                            15,757         28,151
  Income taxes payable                                   34,330         19,420
  Deferred revenue                                       21,632         18,257
                                                       ---------      ---------
     Total current liabilities                          190,465        186,315
                                                       ---------      ---------
Shareholders' equity:
  Preferred stock, no par value;
    2,000,000 shares authorized;
    none issued--                                            --             --
  Common stock, no par value;
    200,000,000 shares authorized;
    73,322,081 and 72,834,444 shares issued
    and outstanding as of March 1, 1996,
    and December 1, 1995, respectively                  306,432        293,258
  Unrealized gains on investments                        14,148         18,831
  Retained earnings                                     420,769        390,793
  Cumulative foreign currency translation adjustments    (4,778)        (4,465)
                                                       ---------      ---------
Total shareholders' equity                              736,571        698,417
                                                       ---------      ---------
                                                      $ 927,036      $ 884,732
                                                       ---------      ---------
                                                       ---------      ---------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ADOBE SYSTEMS INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                  QUARTER ENDED
                                                          ---------------------
                                                            MARCH 1     MARCH 3
                                                               1996        1995
                                                          ---------   ---------
Cash flows from operating activities:
  Net income                                             $  33,663   $  36,144
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Stock compensation expense                                1,067         529
   Depreciation and amortization                             7,598      11,862
   Deferred income taxes                                    (6,735)      1,256
   Provision for losses on accounts receivable                 149         440
   Tax benefit from employee stock plans                     2,503       5,073
   Changes in operating assets and liabilities:
    Receivables                                              5,389      (4,147)
    Inventories                                             (3,898)      2,628
    Other current assets                                     4,117          (4)
    Trade and other payables                                 2,967      (4,329)
    Accrued expenses                                        (6,237)      1,780
    Accrued restructuring costs                            (12,385)    (14,741)
    Income taxes payable                                    15,294      (4,908)
    Deferred revenue                                         2,304       2,163
                                                          ---------   ---------
Net cash provided by operating activities                   45,796      33,746
                                                          ---------   ---------
Cash flows from investing activities:
  Purchases of short-term investments                     (236,906) (1,465,603)
  Maturities and sales of short-term investments           240,257   1,424,454
  Acquisitions of property and equipment                   (10,476)    (10,362)
  Capitalization of software development costs                  --        (487)
  Additions to other assets                                (16,740)    (15,095)
                                                          ---------   ---------
Net cash used for investing activities                     (23,865)    (67,093)
                                                          ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock                     9,606      25,145
  Repurchase of common stock                                    --      (7,765)
  Payment of dividends                                      (3,687)     (3,131)
  Payment of Subchapter S distributions of Mastersoft           --        (744)
                                                          ---------   ---------
Net cash provided by financing activities                    5,919      13,505
                                                          ---------   ---------

                                                                     (Continued)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ADOBE SYSTEMS INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (CONTINUED)

                                                                  QUARTER ENDED
                                                          ---------------------
                                                            MARCH 1     MARCH 3
                                                               1996        1995
                                                          ---------   ---------
Effect of foreign currency exchange rates on
  cash and cash equivalents                               $   (173)   $  1,054
                                                          ---------   ---------
Net increase/(decrease) in cash and cash equivalents        27,677     (18,788)
Adjustment for change in Frame Technology
  Corporation's fiscal year-end                                 --      (3,591)

Cash and cash equivalents at beginning of period            58,493     204,120
                                                          ---------   ---------
Cash and cash equivalents at end of period                $ 86,170    $181,741
                                                          ---------   ---------
                                                          ---------   ---------

Supplemental disclosures:
  Cash paid during the period for income taxes            $  2,876    $ 17,417
                                                          ---------   ---------
                                                          ---------   ---------
  Noncash investing and financing activities:
   Dividends declared but not paid                        $  3,687    $  3,133
                                                          ---------   ---------
                                                          ---------   ---------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ADOBE SYSTEMS INCORPORATED

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated statements of income, balance sheets and statements of cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the condensed consolidated financial position at March 1, 1996, and the condensed consolidated statements of income and cash flows for the interim periods ended March 1, 1996 and March 3, 1995.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements which included all information and footnotes necessary for such a presentation of the results of operations, financial position and cash flows for the years ended December 1, 1995, November 25, 1994 and November 26, 1993, in the Company's 1995 Form 10-K.

   The results of operations for the interim period ended March 1, 1996, are not necessarily indicative of the results to be expected for the full year.

   NET INCOME PER SHARE

   Net income per share is based upon weighted average common and dilutive common equivalent shares outstanding using the treasury stock method. Dilutive common equivalent shares include stock options and restricted stock. Fully diluted earnings per share for the quarters ended March 1, 1996 and March 3, 1995 were not materially different from primary earnings per share.

                              ADOBE SYSTEMS INCORPORATED

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

NOTE 2.  ACQUISITIONS

   POOLINGS OF INTERESTS

   On October 28, 1995, the Company issued approximately 8.5 million shares of its common stock in exchange for all of the common stock of Frame Technology Corporation ("Frame"). Prior to its acquisition by the Company, on July 28, 1995, Frame acquired all of the common stock of Mastersoft, Inc. ("Mastersoft"), in exchange for approximately 0.6 million equivalent shares of Adobe common stock. These business combinations have been accounted for as poolings of interests, and, accordingly, the consolidated financial statements for periods prior to the combinations have been restated to include the results of operations, financial position, and cash flows of Frame and Mastersoft.

   Prior to the combinations, Frame's fiscal year ended on December 31. In recording the business combination, Frame's financial statements for the 12 months ended December 1, 1995 were combined with the Company's consolidated financial statements for the same period. Frame's financial statements for the year ended December 31, 1994 were combined with the Company's consolidated financial statements for the year ended November 25, 1994. Revenue and net income of Frame for the month ended December 31, 1994 were $8.6 million and $2.3 million, respectively. Net income, Subchapter S distributions of Mastersoft, the issuance of common stock, and the net decrease in cash and cash equivalents were adjusted to eliminate the effect of including Frame's results of operations, financial position, and cash flows for the month ended December 31, 1994 in the years ended December 1, 1995 and November 25, 1994.

                              ADOBE SYSTEMS INCORPORATED

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

NOTE 3.  RECEIVABLES

   Receivables consisted of the following:


                                                         MARCH 1     DECEMBER 1
                                                            1996           1995
                                                       ---------      ---------
                                                             (In thousands)

      Trade receivables                                $ 85,916       $ 91,296
      Royalty receivables                                34,886         34,017
      Interest and other receivables                     10,352         11,593
                                                       ---------      ---------
                                                        131,154        136,906
      Less allowance for doubtful accounts                3,770          3,698
                                                       ---------      ---------
                                                       $127,384       $133,208
                                                       ---------      ---------
                                                       ---------      ---------

NOTE 4.   PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following:

                                                         MARCH 1     DECEMBER 1
                                                            1996           1995
                                                       ---------      ---------
                                                             (In thousands)

      Land                                             $    782       $    782
      Building                                            4,615          4,615
      Equipment                                         108,404        122,794
      Furniture and fixtures                             15,059         18,962
      Leasehold improvements                              9,628          8,790
                                                       ---------      ---------
                                                        138,488        155,943
      Less accumulated depreciation and amortization     82,417        104,235
                                                       ---------      ---------
                                                       $ 56,071       $ 51,708
                                                       ---------      ---------
                                                       ---------      ---------


                              ADOBE SYSTEMS INCORPORATED

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

NOTE 5.  OTHER ASSETS

    Other assets consisted of the following:

                                                         MARCH 1     DECEMBER 1
                                                            1996           1995
                                                       ---------      ---------
                                                             (In thousands)

      Licensing agreements                             $  9,966       $ 16,319
      Goodwill                                           13,751         13,753
      Purchased technology                               35,376         35,626
      Software development costs                          9,789         36,988
      Equity investments                                 52,754         53,091
      Restricted funds                                   49,452         35,634
      Miscellaneous other assets                         16,249         11,363
                                                       ---------      ---------
                                                        187,337        202,774
      Less accumulated amortization                      38,794         67,039
                                                       ---------      ---------
                                                       $148,543       $135,735
                                                       ---------      ---------
                                                       ---------      ---------


NOTE 6.   ACCRUED EXPENSES

   Accrued expenses consisted of the following:

                                                         MARCH 1     DECEMBER 1
                                                            1996           1995
                                                       ---------      ---------
                                                             (In thousands)
      Royalties                                        $  6,311       $  7,194
      Accrued compensation and benefits                  22,094         26,730
      Sales and marketing allowances                     20,941         24,586
      Other                                              39,909         36,338
                                                       ---------      ---------
                                                       $ 89,255       $ 94,848
                                                       ---------      ---------
                                                       ---------      ---------


                              ADOBE SYSTEMS INCORPORATED

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

NOTE 7.  ACCRUED RESTRUCTURING COSTS

  On October 28, 1995, the Company acquired Frame, described in "Note 2 -- Acquisitions," and initiated a plan to combine the operations of the two companies. On this date, the Company recorded a $32.5 million charge to operating expenses related to merger transaction and restructuring costs. On August 31, 1994, the Company merged with Aldus Corporation ("Aldus") and initiated a plan to combine the operations of the two companies. On this date, the Company recorded a $72.2 million charge to operating expenses related to merger transaction and restructuring costs.

  Merger transaction costs consist principally of transaction fees for investment bankers, attorneys, accountants, financial printing, and other related charges. Restructuring costs include the elimination of redundant equipment, the write-off of certain intangible assets, severance and outplacement of terminated employees, and cancellation of certain contractual agreements.

  Merger transaction and restructuring costs (in thousands) are summarized in the table below:


                                                QUARTER ENDED MARCH 1, 1996
                             ACCRUED AS OF      ---------------------------    ACCRUED AS OF
                                DECEMBER 1                             CASH          MARCH 1
                                      1995      WRITE-OFFS         PAYMENTS             1996
                             -------------      ----------        ---------    -------------
FRAME:
  Merger transaction
  costs                         $   5,058       $      --         $  4,149         $    909
  Restructuring costs:
  Severance and
   outplacement                     9,612              --            7,666            1,946
  Cancellation of
   facility leases and
   other contracts                  5,402              --              151            5,251
                                 ---------      ----------        ---------        ---------
                                $  20,072       $      --         $ 11,966         $  8,106
                                 ---------      ----------        ---------        ---------
                                 ---------      ----------        ---------        ---------

ALDUS:
 Restructuring costs:
  Cancellation of
   facility leases and
   other contracts                  6,983              --              406            6,577
                                 ---------      ----------        ---------        ---------
                                $   6,983       $      --         $    406         $  6,577
                                 ---------      ----------        ---------        ---------
                                 ---------      ----------        ---------        ---------



                              ADOBE SYSTEMS INCORPORATED

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

NOTE 7.  ACCRUED RESTRUCTURING COSTS (CONTINUED)

  In addition, Frame undertook certain restructuring measures in 1993 due to lower than anticipated revenues. As of both March 1, 1996 and December 1, 1995, $1.1 million remained accrued and represented anticipated future cash outflows related to lease payments on vacated facilities.

  The nature, timing, and extent of restructuring costs follow:

  SEVERANCE AND OUTPLACEMENT

  As a result of the merger, certain technical support, customer service, distribution, and administrative functions were combined and reduced. Restructuring included severance and outplacement charges related to approximately 200 terminated employees for Frame. Affected employees had received notification of their termination by November 8, 1995, and final assignments are expected to be completed by mid-1996.

  CANCELLATION OF FACILITY LEASES AND OTHER CONTRACTS

  The Company has consolidated duplicate offices in Europe, Japan, Canada, and the United States. Lease and third-party contract termination payments, resulting from the planned closure of these facilities, are expected to continue through the lease term or negotiated early termination date, if applicable.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

  REAL ESTATE DEVELOPMENT AGREEMENT

  The Company has entered into a real estate development agreement for the construction of an office facility and in 1996 will enter into an operating lease agreement for this facility. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $52.0 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor to secure the performance of its obligations under the lease. During the first quarter of 1996, the Company increased its deposits by approximately $13.8 million, and as of March 1, 1996, the Company's deposits under this agreement totaled approximately $49.5 million in United States government treasury notes and money market mutual funds. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.

  EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S SEC REPORTS (INCLUDING WITHOUT LIMITATION, ITS REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 1, 1995).

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

  In January 1996, the Company divested its prepress applications product business to a newly established company, Luminous Corporation ("Luminous"). Under the terms of the agreement, Luminous has acquired or licensed and will continue to develop, market, and distribute Adobe's prepress application products. Adobe will retain a minority equity interest in Luminous and will maintain ownership of certain core technologies for Adobe prepress products. Luminous will pay royalties to Adobe based on a percentage of revenue from certain products for the next two years. Revenue from prepress application products was approximately $10.4 million in fiscal year 1995 and $.7 million in the first quarter of 1996 prior to the divestiture.

  The following table sets forth for the quarters ended March 1, 1996, and March 3, 1995, the Company's condensed consolidated statements of income expressed as a percentage of total revenue:

                                                                  QUARTER ENDED
                                                          ---------------------
                                                            MARCH 1     MARCH 3
                                                               1996        1995
                                                          ---------   ---------
Revenue:
  Licensing                                                   24.2%       24.5%
  Application products                                        75.8        75.5
                                                          ---------   ---------
   Total revenue                                             100.0       100.0
Direct costs
                                                              18.2        17.9
                                                          ---------   ---------
Gross margin                                                  81.8        82.1
                                                          ---------   ---------
Operating expenses:
  Software development costs:
   Research and development                                   19.2        16.7
   Amortization of capitalized
    software development costs                                 0.3         1.5
  Sales, marketing and
   customer support                                           32.3        29.3
  General and administrative                                   8.1         7.3
                                                          ---------   ---------
  Total operating expenses                                    59.9        54.8
                                                          ---------   ---------

Operating income                                              21.9        27.3
Nonoperating income:
  Interest, investment and
   other income                                                5.9         3.0
                                                          ---------   ---------
Income before income taxes                                    27.8        30.3
Provision for income taxes                                    10.4        11.2
                                                          ---------   ---------
Net income                                                    17.4%       19.1%
                                                          ---------   ---------
                                                          ---------   ---------


REVENUE

                                        1996          1995             CHANGE
                                        ----          ----             ------
  First quarter period:               (Dollars in millions)

    Total revenue                    $193.6        $188.8                3%


  Revenue growth for the quarter was due primarily to increases in sales of application products. Product unit volume (as opposed to price) growth was the principal factor in the Company's revenue growth in application product revenue.

                                        1996          1995             CHANGE
                                        ----          ----             ------
  First quarter period:               (Dollars in millions)

    Product group revenue --
       Licensing                       $46.9        $ 46.3                1%

    Percentage of total revenue         24.2%         24.5%

  Licensing revenue is derived from shipments by OEM's of products containing the Adobe PostScript interpreter and the Display PostScript system. Such products include printers in both roman and Japanese languages, imagesetters and workstations. Licensing revenue is also derived from shipments of products containing the Configurable PostScript Interpreter ("CPSI") by OEM customers. CPSI is a fully functional PostScript interpreter that resides on the host computer system rather than in a dedicated controller integrated into an output device. The configuration flexibility of CPSI allows OEMs and software developers to create and market a variety of PostScript products independently of controller hardware development.

  The number of units shipped by OEMs remained flat on a quarterly basis. Royalty per unit is generally calculated as a percentage of the end user list price of a printer, although there are some components of licensing revenue based on a flat dollar amount per unit which typically do not change with list price changes. Some OEMs continued to reduce list prices on their lower-end printers, which resulted in lower royalties per unit on such printers. However, in the first quarter of 1996, this trend was offset by increased demand for CPSI and color capability, as well as increased penetration into the Japanese market, all of which have higher royalties per unit. In addition, the Company has seen year-to-year increases in the number of OEM customers from which it is receiving licensing revenue.

                                        1996          1995             CHANGE
                                        ----          ----             ------
  First quarter period:               (Dollars in millions)

    Product group revenue --
    Application  products            $146.7        $142.5                3%

    Percentage of total revenue        75.8%         75.5%


  Application products revenue is derived from shipments of application software programs marketed through retail and distribution channels; however, Adobe PageMill, Adobe SiteMill, and Adobe Acrobat are being more widely distributed through VARs and systems integrators.

  During the first quarter of 1996, application products revenue was slightly higher than that of the same quarter in 1995. This reflected an increase in demand for the Acrobat family of products as well as for Adobe Illustrator for Macintosh and Adobe PageMaker which had new version releases in the first quarter of 1996 and late 1995, respectively. In addition, PageMill and SiteMill which were both released in late 1995 added revenue in 1996. These increases were partially offset by decreases in Adobe Photoshop and Adobe FrameMaker revenue.


DIRECT COSTS
                                        1996          1995             CHANGE
                                        ----          ----             ------
  First quarter period:               (Dollars in millions)

    Direct costs                      $35.2         $33.9                4%

    Percentage of total revenue        18.2%         17.9%


  Direct costs include royalties; amortization of acquired technologies; and direct product, packaging and shipping costs.

  Gross margins are affected by the mix of licensing revenue versus application products revenue, as well as the product mix within application products. In the first quarter of 1996, direct costs increased slightly as a percentage of total revenue due to the greater proportion of application products revenue which typically has lower gross margins than licensing revenue. The increase was partially offset by an agreement entered into during the second quarter of 1995 whereby the developers of the technology underlying the Adobe Photoshop product were paid a lump-sum payment by the Company in lieu of future royalty obligations. To date, the amortization expense related to the purchase has been less than the per-copy royalty expense that would otherwise have been incurred.

OPERATING EXPENSES
                                        1996          1995             CHANGE
                                        ----          ----             ------
  First quarter period:               (Dollars in millions)

    Software development costs --
     Research and development         $37.2         $31.5                18%

    Percentage of total revenue        19.2%         16.7%


  Research and development expenses consist principally of salaries and benefits for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

  Research and development expense has increased as the Company invested in new technologies, new product development, and the infrastructure to support such activities. The increase reflects the expansion of the Company's engineering staff and related costs required to support its continued emphasis on developing new products and enhancing existing products. Many of these engineers are working with OEM customers to design and implement PostScript Level 2 devices. The Company continued working with many of its OEM customers in a co-development program. This allows customers to be more self-sufficient in new device development by taking on more of the implementation tasks themselves rather than relying so heavily on the Company's engineers. While this mitigates certain costs, the Company continues to make significant investments in development of its PostScript and application software products.

  The Company believes that continued investments in research and development are necessary to remain competitive in the marketplace, and are directly related to continued, timely development of new and enhanced products. Accordingly, the Company intends to continue recruiting and hiring experienced software developers. While the Company expects that research and development expenditures in 1996 will continue to increase in absolute dollars, such expenditures are expected to remain approximately the same as 1995 as a percentage of revenue.

                                        1996          1995             CHANGE
                                        ----          ----             ------
  First quarter period:               (Dollars in millions)

    Software development costs  --
     Amortization of capitalized
     software development costs        $0.6          $2.9                (78)%

    Percentage of total revenue         0.3%          1.5%

  In the implementation of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development expenditures on Adobe products, after achieving technological feasibility, were deemed to be immaterial. Certain software development expenditures on Frame and Aldus products have been capitalized and are being amortized over the lives of the respective products. In the first quarter of 1996, software development expenditures on all products, after reaching technological feasibility, were immaterial and the Company expects this trend to continue in the future.

  Amortization of capitalized software development costs decreased in the first quarter of 1996 as a result of achieving full amortization of all Aldus products by the end of 1995. Amortization of software development costs are expected to remain relatively constant during the remainder of 1996 as the software products acquired with Frame become fully amortized.

                                        1996          1995             CHANGE
                                        ----          ----             ------
  First quarter period:               (Dollars in millions)

    Sales, marketing and
     customer support                 $62.6         $55.4                13%

    Percentage of total revenue        32.3%         29.3%

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

  Sales, marketing and customer support expenses increased in the first quarter of 1996 compared with the same quarter of 1995. The increase resulted primarily from Frame integration costs and a higher headcount entering the first quarter of 1996, 1995 focal increases, and higher rent expense. Costs related to continuing efforts to expand markets and increase penetration into targeted software markets, as well as responding to increased competition in the software industry, will be partially offset by decreased costs expected to result from the restructuring of the combined company after the acquisition of Frame. As a result, for all of 1996, sales, marketing, and customer support expenditures are expected to increase in absolute dollars and increase slightly from 1995 spending levels as a percentage of revenue.

                                        1996          1995             CHANGE
                                        ----          ----             ------
  First quarter period:               (Dollars in millions)

    General and administrative        $15.7         $13.7                14%

    Percentage of total revenue         8.1%          7.3%


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

  In the first quarter of 1996, general and administrative expenses increased compared with the same quarter of 1995. The increase resulted primarily from Frame integration costs and a higher headcount entering the first quarter of 1996. While the Company expects that general and administrative expenditures in 1996 will continue to increase in absolute dollars, such expenditures are expected to remain approximately the same as 1995 as a percentage of revenue.



NONOPERATING INCOME

                                        1996          1995             CHANGE
                                        ----          ----             ------
  First quarter period:               (Dollars in millions)
    Interest, investment and
     other income                     $11.5          $5.7                102%
    Percentage of total revenue         5.9%          3.0%


  The increase in interest, investment and other income is primarily due to a significantly larger investment base and a realized gain of approximately $2.8 million on the sale of an equity investment. In addition, the Company has increased the weighted average days-to-maturity of its investments during the first quarter of 1996 compared to the same period in 1995, which has generated higher rates of return.

PROVISION FOR INCOME TAXES

                                        1996          1995             CHANGE
                                        ----          ----             ------
  First quarter period:               (Dollars in millions)

    Provision for income taxes        $20.2         $21.1                (4)%

    Percentage of total revenue        10.4%         11.2%

    Effective tax rate                 37.5%         36.9%


  The effective tax rate for first quarter of 1996 was higher than the same quarter of 1995 due to the fact that the Company was not able to utilize the federal research and experimentation tax credit which expired on June 30, 1995. It remains unclear whether the research and experimentation credit will be renewed. Nonrenewal would continue to adversely impact the Company's 1996 effective tax rate.

NET INCOME AND NET INCOME PER SHARE

                                        1996          1995             CHANGE
                                        ----          ----             ------
  First quarter period:               (Dollars in millions)

    Net income                        $33.7         $36.1                (7)%

    Percentage of total revenue        17.4%         19.1%

    Net income per share              $.44          $.50                (12)%

    Weighted shares (In thousands)   76,394        72,888                  5%


  Net income for the first quarter of 1996 decreased 7% from the first quarter of 1995. Earnings per share were $.44, a 12% decrease from the first quarter of 1995. The decrease was caused primarily by the increase in operating expenses and increased shares outstanding.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

  The Company believes that in the future its results of operations could be affected by various factors such as the ability of the Company to integrate Adobe and Frame product lines; renegotiation of royalty arrangements; delays in shipment of the Company's new products and major new versions of existing products; market acceptance of new products and upgrades; growth in worldwide personal computer and printer sales and sales price adjustments; consolidation in the OEM printer business; industry transitions to new business and information delivery models; and adverse changes in general economic conditions in any of the countries in which the Company does business.

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

  The Company's OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, including licensing a PostScript language compatible interpreter from a third party, which could result in lower licensing revenue for the Company. During the first quarter, there was a change in part of the Company's business relationship with Hewlett-Packard Company. Beginning in the second half of 1997, Hewlett-Packard plans not to incorporate PostScript software in some Hewlett-Packard LaserJet printers. Royalty revenue from all LaserJet products accounted for approximately five percent of 1995 total revenue. The Company expects to continue working with Hewlett-Packard printer operations to incorporate PostScript and other technologies in other Hewlett-Packard products.

  The Company derives a significant portion of its revenue and operating income from its subsidiaries located in Europe and the Pacific Rim. While most of the revenue of these subsidiaries is denominated in U.S. dollars, the majority of their expense transactions are denominated in foreign currencies, including the Japanese yen and most major European currencies. As a result, the Company's operating results are subject to fluctuations in foreign currency exchange rates. To date the impact of such fluctuations has been insignificant and the Company has not engaged in any significant activities to hedge its exposure to foreign currency exchange rate fluctuations. In addition, the Company generally experiences lower revenue from its European operations in the third quarter because many customers reduce their business activities in the summer months.

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

  Although the Company generally offers its application products on Macintosh, Windows, and UNIX platforms, a majority of the overall sales of these products to date has been for the Macintosh platform, particularly for the higher end Macintosh computers. To the extent that there is a slowdown of customer purchases in the higher end Macintosh market or if other operating systems, such as Windows 95, become more prevalent among the Company's customers, the Company's operating results could be materially adversely affected. In addition, to the extent that there is a slowdown of customer purchases of personal computers in general, the Company's operating results could be materially adversely affected.

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

  Through its acquisitions in 1994 and 1995, the Company has experienced significant growth. The Company's ability to manage its growth and the industry transition to the Internet effectively will require it to continue to improve its operational and Financial controls and information management systems, to develop new models for licensing its software to accommodate new information delivery practices, and to attract, retain, motivate and manage employees effectively. The failure of the Company to manage effectively growth and transition in multiple areas of its business could have a material adverse effect on its results of operations.

  Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry. In addition to factors specific to the Company, changes in analysts' earnings estimates for the Company or its industry and factors affecting the corporate environment or the securities markets in general will often result in significant volatility of the Company's common stock price.

                                 FINANCIAL CONDITION


CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

                                     MARCH 1    DECEMBER 1
                                        1996          1995             CHANGE
                                        ----          ----             ------
                                    (Dollars in millions)
  Cash, cash equivalents and
    short-term investments           $539.8        $516.0                5%

  The Company's cash balances and short term investments have increased due to profitable operations, partially offset by capital outlays, other investments and deposits required under a real estate development agreement.

  Cash equivalents consist of highly liquid money market instruments. All of the Company's cash equivalents and short-term investments, consisting principally of municipal bonds, commercial paper, auction rate securities, United States government and government agency securities, and asset-backed securities, are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115. The securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.


NONCURRENT LIABILITIES AND SHAREHOLDERS' EQUITY

                                     MARCH 1    DECEMBER 1
                                        1996          1995             CHANGE
                                        ----          ----             ------
                                     (Dollars in millions)

  Shareholders' equity               $736.6        $698.4                5%

  The Company has no long-term debt or other noncurrent liabilities. A portion of the increase in shareholders' equity is attributable to issuance of common stock under the Company's stock option and employee stock purchase plans.

  The Board of Directors of the Company declared a cash dividend on the Company's common stock of $.05 per common share on March 18, 1996, for the first quarter of 1996. The dividend will be for shareholders of record as of April 4, 1996, and will be paid on April 18, 1996. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon business conditions, results of operations, the financial condition of the Company and other factors.

WORKING CAPITAL

                                     MARCH 1    DECEMBER 1
                                        1996          1995             CHANGE
                                        ----          ----             ------
                                     (Dollars in millions)

  Working capital                    $522.5        $506.5                3%

  Net working capital grew to $522.5 million as of March 1, 1996, compared to $506.5 million as of December 1, 1995. Cash flow provided by operations during the quarter ended March 1, 1996 was $45.8 million.

  Expenditures for property and equipment totaled $10.5 million. Such expenditures are expected to continue, including computer systems for development, sales and marketing, product support, and administrative staff. In the future, additional cash may be used to acquire software products or technologies complementary to the Company's business. Net cash provided by financing activities during the quarter ended March 1, 1996 was $5.9 million primarily resulting from the issuance of common stock under employee stock plans, partially offset by the payment of dividends.

  The Company's principal commitments as of March 1, 1996 consisted of obligations under operating leases, a real estate development agreement, and various service and lease guarantee agreements with a related party.

  The Company has entered into a real estate development agreement for the construction of an office facility and in 1996 will enter into an operating lease agreement for this facility. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $52.0 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor to secure the performance of its obligations under the lease. During the first quarter of 1996, the Company increased its deposits by approximately $13.8 million, and as of March 1, 1996, the Company's deposits under this agreement totaled approximately $49.5 million in United States government treasury notes and money market mutual funds. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets.

  The Company has also entered into various agreements with McQueen Holdings Limited ("McQueen"), a European operating entity, whereby the Company has agreed to guarantee obligations under operating leases for certain European facilities utilized by McQueen, and to guarantee certain levels of business between Adobe and McQueen. The Company owns 16% of the outstanding stock in McQueen.

  The Company believes that existing cash, cash equivalents, and short-term investments, together with cash generated from operations, will provide sufficient funds for the Company to meet its operating cash requirements in the foreseeable future.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits

     EXHIBIT                              INCORPORATED BY REFERENCE       FILED
                                          -------------------------
     NUMBER    EXHIBIT DESCRIPTION        FORM      DATE     NUMBER    HEREWITH
     -------   -----------------------    ----      ----     ------    --------
    10.1.6    1984 Stock Option Plan,    10-Q    07/02/93   10.1.6
              as amended(*)

    10.1.7    1994 Stock Option Plan(*)  10-Q    05/27/94   10.1.7

    10.12.1   1988 Employee Stock        10-Q    07/06/94   10.12.1
              Purchase Plan, as
              amended*

    10.17.1   License Agreement          10-K    11/30/88   10.17.1
              Restatement between the
              Company and Apple
              Computer, Inc., dated
              April 1, 1987
              (confidential treatment
              granted)

    10.17.2   Amendment No. 1 to the     10-K    11/30/90   10.17.2
              License Agreement
              Restatement between the
              Company and Apple
              Computer, Inc., dated
              November 27, 1990
              (confidential treatment
              granted)

    10.18     Lease Agreement dated      S-1     07/01/86   10.18
              November 11, 1983,
              between Mozart Family
              Trust and Epson
              America Inc.

    10.19     Assignment of Lease        S-1     07/01/86   10.19
              dated November 11,
              1983, between Epson
              America Inc. and the
              Company dated February
              1, 1986
                                                                    (Continued)

     EXHIBIT                              INCORPORATED BY REFERENCE       FILED
                                          -------------------------
     NUMBER    EXHIBIT DESCRIPTION        FORM      DATE     NUMBER    HEREWITH
     -------   -----------------------    ----      ----     ------    --------
    10.20     Lease Agreement between    S-1     07/01/86   10.20
              Mozart Family Trust and
              the Company dated
              November 30, 1983

    10.21.2   Revised Bonus Plan(*)      10-K    11/26/93   10.21.2

    10.22.4   Restricted Stock Option    10-Q    07/06/94   10.22.4
              Plan, as amended(*)

    10.24.1   1994 Performance and       S-4     07/27/94   10.1
               Restricted Stock Plan(*)

    10.25     Form of Indemnity          10-K    11/30/88   10.25
              Agreement(*)

    10.26     Lease Agreement by         10-K    11/30/88   10.26
              and between Charleston
              Place Associates and
              Adobe Systems Incorporated
              dated April 14, 1987

    10.26.1   Amendment One to Lease     10-K    11/30/88   10.26.1
              Agreement dated March
              1, 1988

    10.26.2   Amendment Two to Lease     10-K    11/30/88   10.26.2
              Agreement dated
              September 1, 1988

    10.27     Lease Agreement by and     10-K    11/30/88   10.27
              between John Mozart and
              Adobe Systems Incorporated
              dated July 20, 1988

    10.31     Restated Agreement and     S-4     07/13/94   10.31
              Plan of Merger and
              Reorganization By and
              Among Adobe Systems
              Incorporated, P
              Acquisition Corp and
              Aldus Corporation


                                                                     (Continued)

     EXHIBIT                              INCORPORATED BY REFERENCE       FILED
                                          -------------------------
     NUMBER    EXHIBIT DESCRIPTION        FORM      DATE     NUMBER    HEREWITH
     -------   -----------------------    ----      ----     ------    --------

    10.32     Sublease of the Land and   10-K    11/25/94   10.32
              Lease of the Improvements
              By and Between
              Sumitomo Bank Leasing
              and  finance Inc. and
              Adobe Systems Incorporated

    10.33     Sale of Rights under       10-Q    06/02/95   10.33
              Software Development
              and Acquisition Agreement
              By and Between Adobe
              Systems Incorporated and
              Thomas Knoll and John
              Knoll (confidential
              treatment granted)

    10.34     Agreement and Plan of      S-4     08/18/95   2.1
              Merger and Reorganization
              By and Among Adobe
              Systems Incorporated, J
              Acquisition Corporation
              and Frame Technology
              Corporation

    10.35     Form of Executive          10-K   12/01/95    10.35
              Severance and Change
              of Control Agreement *

    11        Computation of Earnings                                     X
              Per Common Share

    27        Financial Data Schedule                                     X

- ----------------------------------------
    * Compensatory plan or arrangement

    (b)       Reports on Form 8-K

              No reports on Form 8-K were filed in the quarter ended March 1, 1996.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     ADOBE SYSTEMS INCORPORATED


Date:  April 9, 1996


                                     By  /s/    M. Bruce Nakao
                                         ---------------------
                                         M. Bruce Nakao,
                                         Senior Vice President, Finance and
                                         Administration, Chief Financial
                                         Officer, Treasurer and Assistant
                                         Secretary (Principal Financial
                                         Officer)

                                SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:


Acrobat
Adobe
Display PostScript
Illustrator
FrameMaker
PageMaker
PageMill
Photoshop
Display PostScript
PostScript
SiteMill



All other brand or product names are trademarks or registered trademarks of their respective holders.