Form 10-Q
period 1996-05-31
ADOBE SYSTEMS INC
filed 1996-07-12
CIK 796343

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                              --------------------------

                                      FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996

                                          OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM           TO
                                   -----------  ------------

                           COMMISSION FILE NUMBER:  33-6885

                              ADOBE SYSTEMS INCORPORATED
                (Exact name of registrant as specified in its charter)

    CALIFORNIA                            77-0019522
    (State or other jurisdiction of    (I.R.S. Employer
    incorporation or organization)     Identification No.)

    1585 CHARLESTON ROAD, MOUNTAIN VIEW, CALIFORNIA   94043-1225
    (Address of principal executive offices)     (Zip Code)

          Registrant's telephone number, including area code: (415) 961-4400

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      Shares Outstanding
              Class                                        May 31, 1996
              -----                                        -------------


    Common stock, no par value                               72,542,581

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                                                                     Page No.

                           PART I -- FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements                  3

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         15

                             PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings                                           31

Item 4.       Submission of Matters to a Vote of Security Holders         32

Item 6.       Exhibits and Reports on Form 8-K                            33


Signature                                                                 36

Summary of Trademarks                                                     37

                                       EXHIBITS

Exhibit 3.2.9 Restated Bylaws

Exhibit 4.1   Shareholders Rights Plan as Amended

Exhibit 10.36 Outside Directors Stock Option Plan

Exhibit 10.37 Confidential Resignation Agreement

Exhibit 11    Computation of Earnings per Common Share

Exhibit 27    Financial Data Schedules

PART I -- FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included under this item are as follows:

                                                               SEQUENTIALLY
                                                                  NUMBERED
FINANCIAL STATEMENT DESCRIPTION                                     PAGE
- - -------------------------------------------------------------    ------------

- - -      Condensed Consolidated Statements of Income
       Quarters Ended May 31, 1996 and June 2, 1995
       and Six Months Ended May 31, 1996 and June 2, 1995            4

- - -      Condensed Consolidated Balance Sheets
       May 31, 1996 and December 1, 1995                             5

- - -      Condensed Consolidated Statements of Cash Flows
       Six Months Ended May 31, 1996 and June 2, 1995                6

- - -      Notes to Condensed Consolidated Financial Statements          8

                              ADOBE SYSTEMS INCORPORATED

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                               QUARTER ENDED              SIX MONTHS ENDED
                                   --------------------------       -----------------------
                                       MAY 31         JUNE 2         MAY 31         JUNE 2
                                         1996           1995           1996           1995
                                   -----------    -----------    -----------    -----------
Revenue:
  Licensing                        $   49,287     $   45,032     $   96,198     $   91,345
  Application products                155,050        144,466        301,781        286,998
                                   -----------    -----------    -----------    -----------
   Total revenue                      204,337        189,498        397,979        378,343

Direct costs                           36,078         32,310         71,286         66,164
                                   -----------    -----------    -----------    -----------

Gross margin                          168,259        157,188        326,693        312,179
                                   -----------    -----------    -----------    -----------

Operating expenses:
  Software development costs:
    Research and development           37,664         32,755         74,871         64,245
    Amortization of capitalized
      software development
      costs                               626          2,938          1,252          5,811
  Sales, marketing and
    customer support                   65,738         59,311        128,342        114,663
  General and administrative           16,429         13,986         32,080         27,717
  Write-off of acquired in-
    process research and
    development                        14,699           --           14,699           --
                                   -----------    -----------    -----------    -----------

Total operating expenses              135,156        108,990        251,244        212,436
                                   -----------    -----------    -----------    -----------

Operating income                       33,103         48,198         75,449         99,743
Nonoperating income:
  Interest, investment and
    other income                        6,684          7,715         18,199         13,416
                                   -----------    -----------    -----------    -----------

Income before income taxes             39,787         55,913         93,648        113,159
Provision for income taxes             17,778         20,668         37,976         41,770
                                   -----------    -----------    -----------    -----------

Net income                         $   22,009     $   35,245     $   55,672     $   71,389
                                   -----------    -----------    -----------    -----------
                                   -----------    -----------    -----------    -----------

Net income per share               $      .29     $      .47     $      .73     $      .96
                                   -----------    -----------    -----------    -----------
                                   -----------    -----------    -----------    -----------

Shares used in computing net
  income per share                     75,638         75,321         76,016         74,105
                                   -----------    -----------    -----------    -----------
                                   -----------    -----------    -----------    -----------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ADOBE SYSTEMS INCORPORATED

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                 MAY 31       DECEMBER 1
                                                                                   1996             1995
                                                                           ------------      ------------
                                                                   ASSETS
Current assets:
    Cash and cash equivalents                                              $    77,716       $    58,493
    Short-term investments                                                     445,602           457,547
    Receivables                                                                117,652           133,208
    Inventories                                                                  8,538             7,277
    Other current assets                                                        10,657            11,924
    Deferred income taxes                                                       24,666            24,338
                                                                           ------------      ------------

      Total current assets                                                     684,831           692,787

Property and equipment                                                          59,131            51,708
Other assets                                                                   277,291           135,735
Deferred income taxes                                                               --             4,502
                                                                           ------------      ------------

                                                                           $ 1,021,253       $   884,732
                                                                           ------------      ------------
                                                                           ------------      ------------

                                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade and other payables                                               $    42,877       $    25,639
    Accrued expenses                                                            98,094            94,848
    Accrued restructuring costs                                                 11,002            28,151
    Income taxes payable                                                        31,645            19,420
    Deferred revenue                                                            19,668            18,257
                                                                           ------------      ------------

     Total current liabilities                                                 203,286           186,315
                                                                           ------------      ------------

Deferred income taxes                                                           34,334                --
Put warrants                                                                    29,483                --

Shareholders' equity:
 Preferred stock, no par value;
      2,000,000 shares authorized;
      none issued                                                                   --                --
 Common stock, no par value;
     200,000,000 shares authorized;
     72,542,581 and 72,834,444 shares issued
     and outstanding as of May 31, 1996,
     and December 1, 1995, respectively                                        241,037           293,258
 Unrealized gains on investments                                                79,381            18,831
 Retained earnings                                                             439,146           390,793
 Cumulative foreign currency translation adjustments                            (5,414)           (4,465)
                                                                           ------------      ------------

Total shareholders' equity                                                     754,150           698,417
                                                                           ------------      ------------

                                                                           $ 1,021,253       $   884,732
                                                                           ------------      ------------
                                                                           ------------      ------------



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           ADOBE SYSTEMS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)



                                                                                        SIX MONTHS ENDED
                                                                           ------------------------------
                                                                                 MAY 31           JUNE 2
                                                                                   1996             1995
                                                                           ------------      ------------
Cash flows from operating activities:
    Net income                                                             $    55,672       $    71,389
    Adjustments to reconcile net income to net cash
    provided by operating activities:
         Stock compensation expense                                              1,893             1,481
         Depreciation and amortization                                          12,865            25,960
         Deferred income taxes                                                  (7,722)             (920)
         Provision for losses on accounts receivable                              (687)              954
         Tax benefit from employee stock plans                                   3,609            16,775
         Write-off of acquired in-process
          research and development                                              14,699                --
         Changes in operating assets and liabilities:
          Receivables                                                           17,117             3,599
          Inventories                                                           (1,335)            2,708
          Other current assets                                                   2,577            (3,214)
          Trade and other payables                                               5,775            (7,884)
          Accrued expenses                                                       3,588             1,675
          Accrued restructuring costs                                          (17,191)          (17,381)
          Income taxes payable                                                  12,492            (9,625)
          Deferred revenue                                                         326             1,749
                                                                           ------------      ------------

Net cash provided by operating activities                                      103,678            87,266
                                                                           ------------      ------------

Cash flows from investing activities:
    Purchases of short-term investments                                       (648,925)       (1,969,541)
    Maturities and sales of short-term investments                             656,176         1,863,190
    Acquisitions of property and equipment                                     (16,867)          (18,027)
    Capitalization of software development costs                                    --              (819)
    Additions to other assets                                                  (33,494)          (54,380)
    Acquisition, net of cash acquired                                           (4,527)               --
                                                                           ------------      ------------

Net cash used for investing activities                                         (47,637)         (179,577)
                                                                           ------------      ------------

                                                                                              (Continued)




SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            ADOBE SYSTEMS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                    (CONTINUED)


                                                                                        SIX MONTHS ENDED
                                                                           ------------------------------
                                                                                MAY 31            JUNE 2
                                                                                  1996              1995
                                                                           ------------      ------------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                 $    13,092       $    47,959
    Repurchase of common stock                                                 (41,971)          (13,631)
    Payment of dividends                                                        (7,319)           (6,333)
    Payment of Subchapter S distributions of Mastersoft                             --            (1,499)
                                                                           ------------      ------------

Net cash provided (used) by financing activities                               (36,198)           26,496
                                                                           ------------      ------------

Effect of foreign currency exchange rates on
    cash and cash equivalents                                                     (620)            1,972
                                                                           ------------      ------------
Net increase/(decrease) in cash and cash equivalents                            19,223           (63,843)
Adjustment for change in Frame Technology
    Corporation's fiscal year-end                                                   --            (3,591)

Cash and cash equivalents at beginning of period                                58,493           204,120
                                                                           ------------      ------------

Cash and cash equivalents at end of period                                 $    77,716       $   136,686
                                                                           ------------      ------------
                                                                           ------------      ------------


Supplemental disclosures:
    Cash paid during the period for income taxes                           $    21,278       $    32,033
                                                                           ------------      ------------
                                                                           ------------      ------------

    Noncash investing and financing activities:
         Dividends declared but not paid                                   $     3,632       $     3,185
                                                                           ------------      ------------

                                                                           ------------      ------------

         Reclassification of put warrants                                  $    29,483       $     3,447
                                                                           ------------      ------------
                                                                           ------------      ------------

         Issuance of notes for acquisition                                 $     9,473       $        --
                                                                           ------------      ------------
                                                                           ------------      ------------





SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ADOBE SYSTEMS INCORPORATED

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated balance sheets and statements of income, and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the condensed consolidated financial position at May 31, 1996, and the condensed consolidated statements of income and cash flows for the interim periods ended May 31, 1996 and June 2, 1995.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. Adobe Systems Incorporated ("Adobe" or the "Company") filed audited consolidated financial statements which included all information and footnotes necessary for such a presentation of the results of operations, financial position and cash flows for the years ended December 1, 1995, November 25, 1994 and November 26, 1993, in the Company's 1995 Form 10-K.

    The results of operations for the interim periods ended May 31, 1996, are not necessarily indicative of the results to be expected for the full year.

    NET INCOME PER SHARE

    Net income per share is based upon weighted average common and dilutive common equivalent shares outstanding using the treasury stock method. Dilutive common equivalent shares include stock options and restricted stock. Fully diluted earnings per share for the quarters and six month periods ended May 31, 1996 and June 2, 1995 were not materially different from primary earnings per share.

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

    PURCHASE

    In May 1996, the Company acquired Ares Software Corporation ("Ares") for approximately $15.5 million and accounted for the transaction by the purchase method. Of this amount, the Company paid approximately $4.5 million in cash, assumed $1.5 million of liabilities, and issued notes payable for $9.5 million. Approximately $14.7 million was allocated to in-process research and development, and was expensed at the time of the acquisition. The remainder of the purchase price was allocated to current assets and goodwill. The operating results of Ares have been included in the accompanying consolidated financial statements from the date of acquisition. The operating results are not considered material to the consolidated financial statements and accordingly, pro forma information has not been presented.

                              ADOBE SYSTEMS INCORPORATED

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


  NOTE 3.  RECEIVABLES

    Receivables consisted of the following:


                                                                                MAY 31        DECEMBER 1
                                                                                  1996              1995
                                                                           ------------      ------------
                                                                                  (In thousands)
              Trade receivables                                            $    68,902       $    91,296
              Royalty receivables                                               36,679            34,017
              Interest and other receivables                                    15,460            11,593
                                                                           ------------      ------------
                                                                               121,041           136,906

              Less allowance for doubtful accounts                               3,389             3,698
                                                                           ------------      ------------
                                                                           $   117,652       $   133,208
                                                                           ------------      ------------
                                                                           ------------      ------------



NOTE 4.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:


                                                                                MAY 31        DECEMBER 1
                                                                                  1996              1995
                                                                           ------------      ------------
                                                                                       (In thousands)
                   Land                                                    $       782       $       782
                   Building                                                      4,615             4,615
                   Equipment                                                   100,644           122,794
                   Furniture and Fixtures                                       13,189            18,962
                   Leasehold improvements                                        9,437             8,790
                                                                           ------------      ------------
                                                                               128,667           155,943

                   Less accumulated depreciation and amortization               69,536           104,235
                                                                           ------------      ------------

                                                                           $    59,131       $    51,708
                                                                           ------------      ------------
                                                                           ------------      ------------



                          ADOBE SYSTEMS INCORPORATED

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

NOTE 5.  OTHER ASSETS

    Other assets consisted of the following:




                                                                                 MAY 31        DECEMBER 1
                                                                                  1996              1995
                                                                           ------------      ------------
                                                                                   (In thousands)
         Licensing agreements                                              $    10,316       $    16,319
         Goodwill                                                               13,921            13,753
         Purchased technology                                                   36,526            35,626
         Software development costs                                              9,789            36,988
         Equity investments                                                    170,196            53,091
         Restricted funds                                                       63,142            35,634
         Miscellaneous other assets                                             19,928            11,363
                                                                           ------------      ------------
                                                                               323,818           202,774
         Less accumulated amortization                                          46,527            67,039
                                                                           ------------      ------------
                                                                           $   277,291       $   135,735
                                                                           ------------      ------------
                                                                           ------------      ------------


    Included above in gross other assets at May 31, 1996, are unrealized gains and losses on equity investments. The equity investment in Netscape Corporation was marked-to-market for an unrealized gain of approximately $117.0 million in the second quarter of 1996.




NOTE 6.  ACCRUED EXPENSES

    Accrued expenses consisted of the following:


                                                                                MAY 31        DECEMBER 1
                                                                                  1996              1995
                                                                           ------------      ------------
                                                                                   (In thousands)
              Royalties                                                    $     6,462       $     7,194
              Accrued compensation and benefits                                 25,714            26,730
              Sales and marketing allowances                                    21,672            24,586
              Other                                                             44,246            36,338
                                                                           ------------      ------------
                                                                           $    98,094       $    94,848
                                                                           ------------      ------------
                                                                           ------------      ------------



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

    Merger transaction and restructuring costs (in thousands) are summarized in the table below:



                               ACCRUED AS OF     SIX MONTHS ENDED MAY 31, 1996     ACCRUED AS OF
                                                  -----------------------------
                                  DECEMBER 1                              CASH            MAY 31
                                        1995         WRITE-OFFS       PAYMENTS              1996
                                -------------     --------------   ------------     -------------
FRAME:
  Merger transaction
         costs                  $      5,058      $          --    $     4,535      $        523
  Restructuring costs:
         Severance and
          outplacement                 9,612                 --          9,253               359
         Cancellation of
          facility leases
          and other
          contracts                    5,402                 --            563             4,839
                                -------------     --------------   ------------     -------------
                                $     20,072      $          --    $    14,351      $      5,721
                                -------------     --------------   ------------     -------------
                                -------------     --------------   ------------     -------------

ALDUS:
    Restructuring costs:
         Cancellation of
          facility leases
          and other
          contracts                    6,983                 --          2,692             4,291
                                -------------     --------------   ------------     -------------
                                $      6,983      $          --    $     2,692      $      4,291
                                -------------     --------------   ------------     -------------
                                -------------     --------------   ------------     -------------



                              ADOBE SYSTEMS INCORPORATED

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

NOTE 7.  ACCRUED RESTRUCTURING COSTS (CONTINUED)

    In addition, Frame undertook certain restructuring measures in 1993 due to lower than anticipated revenues. As of May 31, 1996 and December 1, 1995, $1.0 million and $1.1 million, respectively, remained accrued and represented anticipated future cash outflows related to lease payments on vacated facilities.

    The nature, timing, and extent of restructuring costs follow:

    SEVERANCE AND OUTPLACEMENT

    As a result of the merger, certain technical support, customer service, distribution, and administrative functions were combined and reduced. Restructuring included severance and outplacement charges related to approximately 200 terminated employees for Frame. Affected employees had received notification of their termination by November 8, 1995, and final assignments have been substantially completed as of May 31, 1996 .

    CANCELLATION OF FACILITY LEASES AND OTHER CONTRACTS

    The Company has consolidated duplicate offices in Europe, Japan, Canada, and the United States. Lease and third-party contract termination payments, resulting from the planned closure of these facilities, are expected to continue through the lease term or negotiated early termination date, if applicable.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

    REAL ESTATE DEVELOPMENT AGREEMENT

    The Company has entered into a real estate development agreement for the construction of an office facility and in 1996 will enter into an operating lease agreement for this facility. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $52.0 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor to secure the performance of its obligations under the lease. During the second quarter of 1996, the Company increased its deposits by approximately $13.7 million, and as of May 31, 1996, the Company's deposits under this agreement totaled approximately $63.1 million in United States government treasury notes and money market mutual funds. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets. Also, the Company exercised its option under the

                              ADOBE SYSTEMS INCORPORATED

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


NOTE 8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

development agreement to begin a second phase of development. The Company expects to enter into a financial arrangement in the third quarter of 1996 for approximately $75.0 million in order to complete the second phase development.

    LEGAL ACTIONS

    The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operations.


NOTE 9.  CAPITAL STOCK

    PUT WARRANTS

    In a series of private placements during the second quarter of 1996, the Company sold put warrants entitling the holder of each warrant to sell one share of common stock to the Company at a specified price. The Company's $29.5 million potential buyback obligation, as of May 31, 1996, was removed from shareholders' equity and recorded as put warrants.

    STOCK OPTION REPRICING

    On March 22, 1996, the Company offered its employees a stock option repricing program which allowed the employees to exchange on a two for three share basis any options priced above the March 29, 1996 closing price of Adobe stock, which was $32.25. As a result, approximately 1,252,000 options were surrendered by eligible employees for approximately 834,000 repriced options. The repriced options may not be exercised for six months commencing on May 1, 1996.

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

    In January 1996, the Company divested its prepress applications product business to a newly established company, Luminous Corporation ("Luminous"). Under the terms of the agreement, Luminous has acquired or licensed and will continue to develop, market, and distribute Adobe's prepress application products. Adobe will retain a minority equity interest in Luminous and will maintain ownership of certain core technologies for Adobe prepress products. Luminous will pay royalties to Adobe based on a percentage of revenue from certain products for the next two years. Revenue from prepress application products was approximately $10.4 million in fiscal year 1995.

    Effective March 2, 1996, the Company sold its investment in Datalogics, a business unit previously owned by Frame, to a newly established company. This business primarily involved consulting and development of high-end customized publishing software. Adobe will retain a minority equity interest in the new company. Revenue from this business unit was approximately $8.9 million in fiscal year 1995.

    The following table sets forth for the quarter and six months ended May 31, 1996, and June 2, 1995, the Company's condensed consolidated statements of income expressed as a percentage of total revenue:


                                                   QUARTER ENDED            SIX MONTHS ENDED
                                              -------------------         -------------------
                                              MAY 31      JUNE 2          MAY 31      JUNE 2
                                                1996        1995            1996        1995
                                              -------     -------         -------     -------
Revenue:
    Licensing                                   24.1%       23.8%           24.2%       24.1%
    Application products                        75.9        76.2            75.8        75.9
                                               ------      ------          ------      ------
      Total revenue                            100.0       100.0           100.0       100.0
Direct costs                                    17.7        17.1            17.9        17.5
                                               ------      ------          ------      ------
Gross margin                                    82.3        82.9            82.1        82.5
                                               ------      ------          ------      ------
Operating expenses:
    Software development costs:
         Research and development               18.4        17.3            18.8        17.0
         Amortization of capitalized
           software development
           costs                                 0.3         1.6             0.3         1.5
    Sales, marketing and
         customer support                       32.2        31.2            32.2        30.3
    General and administrative                   8.0         7.4             8.1         7.3
    Write-off of acquired in-
         process research and
         development                             7.2          --             3.7          --
                                               ------      ------          ------      ------

Total operating expenses                        66.1        57.5            63.1        56.1
                                               ------      ------          ------      ------
Operating income                                16.2        25.4            19.0        26.4
Nonoperating income:
    Interest, investment and
         other income                            3.3         4.1             4.5         3.5
                                               ------      ------          ------      ------
Income before income taxes                      19.5        29.5            23.5        29.9
Provision for income taxes                       8.7        10.9             9.5        11.0
                                               ------      ------          ------      ------
Net income                                      10.8%       18.6%           14.0%       18.9%
                                               ------      ------          ------      ------
                                               ------      ------          ------      ------



REVENUE

                                             1996        1995        CHANGE
                                          ----------   ---------   -----------
    Second quarter period:                 (Dollars in millions)

      Total revenue                         $204.3      $189.5              8%

    Six month period:

      Total revenue                         $398.0      $378.3              5%

    Revenue growth for the quarter and six month periods was due to increases in both licensing activity and shipments of application products. Product unit volume (as opposed to price) growth was the principal factor in the Company's revenue growth in application product revenue.


                                             1996        1995        CHANGE
                                          ----------   ---------   -----------
    Second quarter period:                 (Dollars in millions)

      Product group revenue -- Licensing      $49.3       $45.0             9%

      Percentage of total revenue              24.1%       23.8%

    Six month period:

      Product group revenue -- Licensing      $96.2       $91.3             5%

      Percentage of total revenue              24.2%       24.1%

    Licensing revenue is derived from shipments by OEMs of products containing the Adobe PostScript interpreter and the Display PostScript system. Such products include printers in both roman and Japanese languages, imagesetters and workstations. Licensing revenue is also derived from shipments of products containing the Configurable PostScript Interpreter ("CPSI") by OEM customers. CPSI is a fully functional PostScript interpreter that resides on the host computer system rather than in a dedicated controller integrated into an output device. The configuration flexibility of CPSI allows OEMs and software developers to create and market a variety of PostScript products independently of controller hardware development.

    The number of units shipped by OEMs remained flat on a quarterly basis. Royalty per unit is generally calculated as a percentage of the end user list price of a printer, although there are some components of licensing revenue based on a flat dollar amount per unit which typically do not change with list price changes. Some OEMs continued to reduce list prices on their lower-end printers, which resulted in lower royalties per unit on such printers. However, in the second quarter and first six months of 1996, this trend was offset by increased demand for CPSI and color capability, as well as increased products shipping into the Japanese market, all of which have higher royalties per unit. In addition, the Company has seen year-to-year increases in the number of OEM customers from which it is receiving licensing revenue.

                                               1996        1995        CHANGE
                                            --------      ------       -------
    Second quarter period:                  (Dollars in millions)
         Product group revenue --
         Application  products                $155.1      $144.5            7%

         Percentage of total revenue            75.9%       76.2%

    Six month period:
         Product group revenue --
         Application  products                $301.8      $287.0            5%

         Percentage of total revenue            75.8%       75.9%


    Application products revenue is derived from shipments of application software programs marketed through retail and distribution channels; however, Adobe PageMill, Adobe SiteMill, and Adobe Acrobat products are being more widely distributed through VARs and systems integrators.

    During the second quarter and first six months of 1996, application revenue was higher than that of the same periods in 1995. The increase from quarter to quarter resulted from increased demand for Adobe Photoshop, Adobe Illustrator, Adobe PageMaker, and Acrobat products, partially offset by a decrease in Adobe FrameMaker revenue. The increase for the first six months of 1996 compared to the same period last year resulted from increased demand for Adobe Illustrator, Adobe PageMaker, and Acrobat products, partially offset by decreases in Adobe FrameMaker and Adobe Photoshop and revenue. In addition, PageMill and SiteMill which were both released in late 1995 added revenue in both the second quarter and first six months of 1996.

    The Company expects 1996 to be a transition year for application products, as customers determine which computer platform to use and as the Internet market develops. In general, the Company's application products on the Windows platform have experienced greater growth than those on the Macintosh platform during the first six months of 1996.

DIRECT COSTS

                                               1996        1995        CHANGE
                                            --------      ------       -------
    Second quarter period:                  (Dollars in millions)

         Direct costs                          $36.1       $32.3           12%

         Percentage of total revenue            17.7%       17.1%

    Six month period:

         Direct costs                          $71.3       $66.2            8%

         Percentage of total revenue            17.9%       17.5%


    Direct costs include royalties; amortization of acquired technologies; and direct product, packaging and shipping costs.

    Gross margins, in general, are affected by the mix of licensing revenue versus application products revenue, as well as the product mix within application products. In addition, direct costs increased in the second quarter and first six months of 1996 compared to the same periods last year due to a change in geographic product mix towards higher sales in Japan which have a higher direct cost.

OPERATING EXPENSES

                                                1996        1995        CHANGE
                                             --------      ------       -------
    Second quarter period:                  (Dollars in millions)

         Software development costs --
         Research and development              $37.7       $32.8            15%

         Percentage of total revenue            18.4%       17.3%

    Six month period:

         Software development costs --
         Research and development              $74.9       $64.2           17%

         Percentage of total revenue            18.8%       17.0%


    Research and development expenses consist principally of salaries and benefits for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

    Research and development expense has increased as the Company invested in new technologies, new product development, and the infrastructure to support such activities. The increase reflects the expansion of the Company's engineering staff and related costs required to support its continued emphasis on developing new products and enhancing existing products. Many of these engineers are working with OEM customers to design and implement PostScript Level 2 devices. The Company continued working with many of its OEM customers in a co-development program. This allows customers to be more self-sufficient in new device development by taking on more of the implementation tasks themselves rather than relying so heavily on the Company's engineers. While this mitigates certain costs, the Company continues to make significant investments in development of its PostScript and application software products, including those targeted for the emerging internet market.

    The Company believes that continued investments in research and development are necessary to remain competitive in the marketplace, and are directly related to continued, timely development of new and enhanced products. Accordingly, the Company intends to continue recruiting and hiring experienced software developers. While the Company expects that research and development expenditures in 1996 will continue to increase in absolute dollars, such expenditures for the remainder of 1996 will approximate current spending levels as a percentage of revenue.

                                               1996        1995        CHANGE
                                             -------      ------       -------
    Second quarter period:                 (Dollars in millions)

       Software development costs  --
         Amortization of capitalized
         software development costs           $0.6          $2.9         (79)%

       Percentage of total revenue             0.3%          1.6%

    Six month period:

       Software development costs  --
         Amortization of capitalized
         software development costs           $1.3          $5.8         (78)%

       Percentage of total revenue             0.3%          1.5%

    In the implementation of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development expenditures on Adobe products, after achieving technological feasibility, were deemed to be immaterial. Certain software development expenditures on Frame and Aldus products have been capitalized and are being amortized over the lives of the respective products. In the second quarter and first six months of 1996, software development expenditures on all products, after reaching technological feasibility, were immaterial and the Company expects this trend to continue in the future.

    Amortization of capitalized software development costs decreased in the second quarter and first six months of 1996 as a result of achieving full amortization of all Aldus products by the end of 1995. Amortization of software development costs are expected to remain relatively constant during the remainder of 1996 as the software products acquired with Frame become fully amortized.

                                                1996        1995        CHANGE
                                              -------      ------       -------
    Second quarter period:                  (Dollars in millions)

       Sales, marketing and
            customer support                    $65.7       $59.3           11%

       Percentage of total revenue               32.2%       31.3%

    Six month period:

       Sales, marketing and
            customer support                   $128.3      $114.7           12%

       Percentage of total revenue               32.2%       30.3%




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

    Sales, marketing and customer support expenses increased in the second quarter and first six months of 1996 compared with the same periods of 1995.
The increase resulted primarily from Frame integration costs in the first quarter of 1996 and a higher headcount entering fiscal 1996, focal compensation increases, and higher rent expense. In addition, more trade show and product launch activity, particularly in Japan and Europe, increased expenditures during the second quarter of 1996. Costs related to continuing efforts to expand markets and increase penetration into targeted software markets, as well as responding to increased competition in the software industry, will be partially offset by decreased costs expected to result from the restructuring of the combined company after the acquisition of Frame. As a result, for all of 1996, sales, marketing, and customer support expenditures are expected to increase in absolute dollars and increase slightly from 1995 spending levels as a percentage of revenue.

                                                1996        1995        CHANGE
                                              -------      ------       -------
    Second quarter period:                  (Dollars in millions)

       General and administrative              $16.4       $14.0            17%

       Percentage of total revenue               8.0%        7.4%

    Six month period:

       General and administrative              $32.1       $27.7            16%

       Percentage of total revenue               8.1%        7.3%

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

    In the second quarter and first six months of 1996, general and administrative expenses increased compared with the same periods of 1995. The increase resulted primarily from Frame integration costs in the first quarter of 1996 and a higher headcount entering fiscal 1996 as well as higher systems and legal costs. While the Company expects that general and administrative expenditures in 1996 will continue to increase in absolute dollars, such expenditures are expected to remain approximately the same as 1995 as a percentage of revenue.

                                                1996        1995        CHANGE
                                              -------      ------       -------
    Second quarter period:                  (Dollars in millions)

       Write-off of acquired in-
         process research and
         development                           $14.7         $--           100%

       Percentage of total revenue               7.2%         --

    Six month period:

       Write-off of acquired in-
         process research and
         development                           $14.7         $--           100%

       Percentage of total revenue               3.7%         --

    In May 1996, the Company acquired Ares Software Corporation ("Ares") for approximately $15.5 million and accounted for the transaction by the purchase method. Of this amount, the Company paid approximately $4.5 million in cash, assumed $1.5 million of liabilities, and issued notes payable for $9.5 million. Approximately $14.7 million was allocated to in-process research and development, and was expensed at the time of the acquisition. The remainder of the purchase price was allocated to current assets and goodwill.

NONOPERATING INCOME

                                                1996        1995        CHANGE
                                              -------      ------       -------
    Second quarter period:                  (Dollars in millions)

       Interest, investment and
              other income                      $6.7        $7.7           (13)%

       Percentage of total revenue               3.3%        4.1%

    Six month period:

       Interest, investment and
              other income                     $18.2       $13.4            36%

       Percentage of total revenue               4.5%        3.5%

    In the second quarter of 1996, interest, investment and other income decreased compared with the same quarter of 1995. The decrease is primarily the result of a foreign exchange gain realized in the second quarter of 1995. In addition, the Company made a significant shift into tax exempt municipal bonds during the second quarter of 1996 which have lower interest rates. In the first six months of 1996, interest, investment and other income increased compared with the same period of 1995. The increase is primarily due to a significantly larger investment base and a realized gain of approximately $2.8 million on the sale of an equity investment which was recognized in the first quarter of 1996.


PROVISION FOR INCOME TAXES

                                              1996        1995        CHANGE
                                            -------      ------       -------
    Second quarter period:                (Dollars in millions)

       Provision for income taxes               $17.8       $20.7         (14)%

       Percentage of total revenue                8.7%       10.9%

       Effective tax rate                        44.7%       37.0%

    Six month period:

       Provision for income taxes               $38.0       $41.8          (9)%

       Percentage of total revenue                9.5%       11.0%

       Effective tax rate                        40.6%       36.9%


    The effective tax rate for the second quarter and first six months of 1996 was higher than the same periods in 1995 as a result of the nondeductible write-off of acquired in-process research and development associated with the acquisition of Ares in the second quarter of 1996. In addition, the Company was not able to utilize the federal research and experimentation tax credit in 1996. It remains unclear whether the research and experimentation credit will be renewed. Non-renewal would continue to adversely impact the Company's 1996 effective tax rate.

NET INCOME AND NET INCOME PER SHARE

                                            1996        1995        CHANGE
                                          -------      ------       -------
    Second quarter period:               (Dollars in millions)

       Net income                             $22.0       $35.2          (38)%

       Percentage of total revenue             10.8%       18.6%

       Net income per share                    $.29        $.47          (38)%

       Weighted shares (In thousands)        75,638      75,321         ----

    Six month period:

       Net income                             $55.7       $71.4          (22)%

       Percentage of total revenue             14.0%       18.9%

       Net income per share                    $.73        $.96          (24)%

       Weighted shares (In thousands)        76,016      74,105             3%



    Net income for the second quarter of 1996 decreased 38% from the second quarter of 1995. Earnings per share were $.29, an 38% decrease from the second quarter of 1995. Net income for the six months ended May 31, 1996 decreased 22% from the same period in 1995 and earnings per share decreased 24% for the same period. The decrease was caused primarily by the write-off of in-process research and development costs associated with the acquisition of Ares and increased operating expenses.

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

    In connection with the merger with Frame, the Company has sought to reduce combined expenses by the elimination of duplicate or unnecessary facilities, employees, marketing programs, and other expenses. The Company believes that the major impact of such reductions has occurred in the first six months of 1996. The Company expects that these reductions will benefit future operating results, but the reductions could adversely impact the earnings of the combined company. In addition, the integration of the product lines of the two companies could have a material adverse effect on the results of operations, including the potential for charges for certain discontinued business components.

    The Company's OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, including licensing a PostScript language compatible interpreter from a third party, which could result in lower licensing revenue for the Company. During the first quarter of 1996, there was a change in part of the Company's business relationship with Hewlett-Packard Company (Hewlett-Packard). Beginning in the second half of 1997, Hewlett-Packard plans not to incorporate PostScript software in some Hewlett-Packard LaserJet printers. The Company expects to continue working with Hewlett-Packard printer operations to incorporate PostScript and other technologies in other Hewlett-Packard products.

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

    Although the Company generally offers its application products on Macintosh, Windows, and UNIX platforms, a majority of the overall sales of these products to date has been for the Macintosh platform, particularly for the higher end Macintosh computers. To the extent that there is a slowdown of customer purchases in the higher end Macintosh market or if other operating systems, such as Windows 95 or NT, become more prevalent among the Company's customers, the Company's operating results could be materially adversely affected. In addition, to the extent that there is a slowdown of customer purchases of personal computers in general, the Company's operating results could be materially adversely affected.

    During 1995, the Company entered the Internet market, which has only recently begun to develop. The Internet market is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products addressing authoring and communication over the Internet. As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The software industry addressing the authoring and electronic publishing requirements of the Internet is young and has few proven products. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, ease of use and access, cost, and quality of service) remain unresolved and may impact the growth of Internet use, together with the software standards and electronic media employed in such markets.

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

                                 FINANCIAL CONDITION


CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

                                                 MAY 31    DECEMBER 1
                                                  1996        1995     CHANGE
                                                 ------    ----------  ------
                                                 (Dollars in millions)
    Cash, cash equivalents and
       short-term investments                    $523.3      $516.0        1%

    The Company's cash balances and short term investments have increased due to profitable operations, partially offset by the repurchase of stock, capital outlays, other investments and deposits required under a real estate development agreement.

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


OTHER ASSETS

                                                 MAY 31    DECEMBER 1
                                                  1996        1995     CHANGE
                                                 ------    ----------  -------
                                                (Dollars in millions)

    Other assets (gross)                         $323.8      $202.8       60%

    Included above at May 31, 1996 are unrealized gains and losses on equity investments. The Company's equity investment in Netscape Corporation was marked-to-market for an unrealized gain of approximately $117.0 million in the second quarter of 1996.

NONCURRENT LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 MAY 31    DECEMBER 1
                                                  1996        1995     CHANGE
                                                 ------    ----------  ------
                                                (Dollars in millions)
    Noncurrent liabilities and
       shareholders' equity                      $818.0     $698.4        17%

    Included above is shareholders' equity and at May 31,1996, deferred income taxes related to unrealized gains and losses on equity investments and obligations for put warrants. The Company has no long-term debt. A significant portion of the increase in shareholders' equity is attributable to the unrealized gain on the equity investment in Netscape Corporation.

    The Board of Directors of the Company declared a cash dividend on the Company's common stock of $.05 per common share on June 24, 1996, for the second quarter of 1996. The dividend will be for shareholders of record as of July 8, 1996, and will be paid on July 22, 1996. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon business conditions, results of operations, the financial condition of the Company and other factors.

    Under its stock repurchase program, the Company repurchased approximately 1,000,000 shares at a cost of $42.0 million in the second quarter of 1996. These share repurchases are intended to fund the Companys' employee stock purchase and stock option plans.

WORKING CAPITAL

                                              MAY 31    DECEMBER 1
                                               1996        1995        CHANGE
                                              -----     ----------     ------
                                             (Dollars in millions)
    Working capital                           $481.5       $506.5         (5)%

    Net working capital decreased to $481.5 million as of May 31, 1996, compared to $506.5 million as of December 1, 1995. The decline was due to a decrease in accounts receivable and an increase in trade and other payables. Cash flow provided by operations during the first six months of 1996 was $103.7 million. This was offset by cash used for investing and financing activities.

    Expenditures during the first six months of 1996 for property and equipment totaled $16.9 million. Such expenditures are expected to continue, including computer systems for development, sales and marketing, product support, and administrative staff. In the future, additional cash may be used to acquire software products or technologies complementary to the Company's business. Net cash used by financing activities during the first six months of 1996 was $36.2 million primarily resulting from the repurchase of common stock and payment of dividends partially offset by issuance of common stock under employee stock plans.

    The Company's principal commitments as of May 31, 1996 consisted of obligations under operating leases, a real estate development agreement, and various service and lease guarantee agreements with a related party.

    The Company has entered into a real estate development agreement for the construction of an office facility and in 1996 will enter into an operating lease agreement for this facility. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $52.0 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor to secure the performance of its obligations under the lease. During the second quarter of 1996, the Company increased its deposits by approximately $13.7 million, and as of May 31, 1996, the Company's deposits under this agreement totaled approximately $63.1 million in United States government treasury notes and money market mutual funds. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets. Also, the Company exercised its option under the development agreement to begin a second phase of development. The Company expects to enter into a financial arrangement in the third quarter of 1996 for approximately $75.0 million in order to complete the second phase development.

    The Company has also entered into various agreements with McQueen Holdings Limited ("McQueen"), a European operating entity, whereby the Company has agreed to guarantee obligations under operating leases for certain European facilities utilized by McQueen, and to guarantee certain levels of business between Adobe and McQueen. The Company owns 16% of the outstanding stock in McQueen.

    During the second quarter of 1996, the Company repurchased approximately 1,000,000 shares of its common stock. In addition, the Company arranged options to purchase an additional 740,000 shares in the third quarter of 1996, which represented the remaining shares authorized for repurchase. In June of 1996, the Board of Directors authorized the Company to repurchase up to 5,000,000 more shares of stock in order to fund shares needed for issuance under its employee stock plans. The Company intends to continue to directly repurchase common shares and to arrange options to purchase common shares.

    The Company believes that existing cash, cash equivalents, and short-term investments, together with cash generated from operations, will provide sufficient funds for the Company to meet its operating cash requirements in the foreseeable future.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Quantel Limited, a U.K. corporation, has filed and served on the Company a complaint alleging that the Adobe Photoshop program infringes five U.S. patents held by Quantel. The complaint was filed in the United States District Court for the District of Delaware. The complaint seeks a permanent injunction and unspecified damages. The Company has analyzed the patents and believes it has adequate legal defenses to the major causes of action and intends to vigorously defend the lawsuit.

    On February 6, 1996, a securities class action complaint was filed against Adobe, certain of its officers and directors, certain former officers of Frame, Hambrecht & Quist, LLP ("H&Q"), investment banker for Frame, and certain H&Q employees, in connection with the drop in the price of Adobe stock following its announcement of financial results for the quarter ended December 1, 1995. The complaint was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that the defendants misrepresented material adverse information regarding Adobe and Frame and engaged in a scheme to defraud investors. The complaint seeks unspecified damages for alleged violations of California law. Adobe believes that the allegations against it and its officers and directors are without merit and intends to vigorously defend the lawsuit. Adobe has filed a demurrer in the Superior Court seeking to dismiss the complaint in its entirety.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of shareholders was held on April 10, 1996.

    A proposal to elect three (3) Class I directors of the Company to serve for a two-year term expiring at the Annual Meeting of Shareholders in 1998 was approved by shareholders. This proposal received the following votes:

                                    For      Withheld
                             ----------     ---------
    Charles M. Geschke       65,019,548     1,655,188
    William R Hambrecht      65,023,056     1,651,680
    Delbert W. Yocam         65,020,098     1,654,638

    Incumbent Class II directors John E. Warnock, Robert Sedgewick, William J. Spencer, and Gene P. Carter are currently serving for a term expiring at the Annual Meeting of Shareholders in 1997.

    Introduced was a proposal to approve an increase in the Company's share reserve under the Company's 1994 Stock Option Plan by 3,600,000 to a total of 23,600,000. This proposal received the following votes:

    For:                     37,892,253
    Against:                 26,928,065
    Abstain:                    420,546

    Also, there was a proposal to approve the new stock option plan for the Company's Outside Directors, to be known as the 1996 Outside Directors Option Plan. This proposal received the following votes:

    For:                     46,943,987
    Against:                 17,705,525
    Abstain:                    591,352

    In addition, shareholders ratified the appointment of KPMG Peat Marwick LLP as independent public accountants of the Company for fiscal 1996. This proposal received the following votes:

    For:                     66,297,956
    Against:                     53,959
    Abstain:                    313,321

    Broker non-votes are included in the determination of the number of shares present and voting for purposes of determining the presence of a quorum at the Company's annual meeting of shareholders. They are not, however, counted for purposes of determining the number of votes cast for a proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits


                                          Incorporated by Reference
Exhibit                                   -------------------------        Filed
Number        Exhibit Description         Form          Date  Number    Herewith
- - --------      -----------------------     ----      --------  ------    --------
     3.2.9    Restated Bylaws                                                X

     4.1      Shareholders Rights                                            X
              Plan, as amended*

    10.1.6    1984 Stock Option Plan,     10-Q      07/02/93  10.1.6
              as amended*

    10.1.7    1994 Stock Option Plan*     10-Q      05/27/94  10.1.7

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

    10.18     Lease Agreement dated       S-1       07/01/86  10.18
              November 11, 1983,
              between Mozart Family
              Trust and Epson
              America Inc.

    10.19     Assignment of Lease         S-1       07/01/86  10.19
              dated November 11,
              1983, between Epson
              America Inc. and the
              Company dated February
              1, 1986

                                                         (Continued)

                                          Incorporated by Reference
Exhibit                                   -------------------------        Filed
Number         Exhibit Description        Form          Date  Number    Herewith
- - --------      -----------------------     ----      --------  ------    --------

   10.20      Lease Agreement between     S-1       07/01/86  10.20
              Mozart Family Trust and
              the Company dated
              November 30, 1983

   10.21.2    Revised Bonus Plan*         10-K      11/26/93  10.21.2

   10.22.4    Restricted Stock Option     10-Q      07/06/94  10.22.4
              Plan, as amended*

   10.24.1    1994 Performance and        S-4       07/27/94   10.1
              Restricted Stock Plan*

   10.25      Form of Indemnity           10-K      11/30/88  10.25
              Agreement*

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

   10.26.1    Amendment One to Lease      10-K      11/30/88  10.26.1
              Agreement dated March
              1, 1988

   10.26.2    Amendment Two to Lease      10-K      11/30/88  10.26.2
              Agreement dated
              September 1, 1988

   10.27      Lease Agreement by and      10-K      11/30/88  10.27
              between John Mozart and
              Adobe Systems Incorporated
              dated July 20, 1988

   10.31      Restated Agreement and      S-4       07/13/94  10.31
              Plan of Merger and
              Reorganization By and
              Among Adobe Systems
              Incorporated, P
              Acquisition Corp and
              Aldus Corporation


                                                              (Continued)

                                          Incorporated by Reference
Exhibit                                   -------------------------        Filed
Number         Exhibit Description        Form          Date  Number   Herewith
- - --------      -----------------------     ----      --------  ------    --------
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

   10.35      Form of Executive          10-K       12/01/95  10.35
              Severance and Change
              of Control Agreement*

   10.36      1996 Outside Directors                                        X
              Stock Option plan*

   10.37      Confidential  Resignation                                     X
              Agreement*

   11         Computation of Earnings                                       X
              Per Common Share

   27         Financial Data Schedule                                       X

- - --------------------------------------
*Compensatory plan or arrangement

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended May 31, 1996.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ADOBE SYSTEMS INCORPORATED


Date:  July 11, 1996


                                    By /s/ M. Bruce Nakao
                                       --------------------------
                                       M. Bruce Nakao,
                                       Senior Vice President, Finance and
                                       Administration, Chief Financial Officer,
                                       and Assistant Secretary
                                       (Principal Financial Officer)

                                SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

    Acrobat
    Adobe
    Display PostScript
    Illustrator
    FrameMaker
    PageMaker
    PageMill
    Photoshop
    PostScript
    SiteMill

    All other brand or product names are trademarks or registered trademarks of their respective holders.