Form 10-Q
period 1996-08-30
ADOBE SYSTEMS INC
filed 1996-10-10
CIK 796343

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 1996

                                       OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO

                        COMMISSION FILE NUMBER: 33-6885

                             ---------------------

                           ADOBE SYSTEMS INCORPORATED

             (Exact name of registrant as specifed in its charter)

               CALIFORNIA                    77-0019522
    (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)        Identification
                                                No.)

 345 PARK AVENUE, SAN JOSE, CALIFORNIA       95110-2704
(Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code: (408) 536-6000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                  SHARES OUTSTANDING
             CLASS                 AUGUST 30, 1996
--------------------------------  ------------------
   Common stock, no par value          72,073,604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                            PAGE NO.
                                                                                                          -------------

                                             PART I--FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements............................................            3

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                   Operations...........................................................................           16

                                              PART II--OTHER INFORMATION

Item 1.          Legal Proceedings......................................................................           33

Item 6.          Exhibits and Reports on Form 8-K.......................................................           34

                                                                                                                   36
Signature...............................................................................................

                                                                                                                   37
Summary of Trademarks...................................................................................

                                                       EXHIBITS

Exhibit 10.38    Sublease of the Land and Lease of the Improvements By and Between
                 Sumitomo Bank and Leasing and Finance Inc. and Adobe Systems
                 Incorporated

Exhibit 11       Computation of Earnings per Common Share

Exhibit 27       Financial Data Schedules

PART I--FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included under this item are as follows:

                                                                                                     SEQUENTIALLY
                                                                                                       NUMBERED
FINANCIAL STATEMENT DESCRIPTION                                                                          PAGE
-------------------------------------------------------------------------------------------------  -----------------
-          Condensed Consolidated Statements of Income
           Quarters Ended August 30, 1996 and September 1, 1995
           and Nine Months Ended August 30, 1996 and September 1, 1995...........................              4

-          Condensed Consolidated Balance Sheets
           August 30, 1996 and December 1, 1995..................................................              5

-          Condensed Consolidated Statements of Cash Flows
           Nine Months Ended August 30, 1996 and September 1, 1995...............................              6

-          Notes to Condensed Consolidated Financial Statements..................................              8

                           ADOBE SYSTEMS INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    QUARTER ENDED           NINE MONTHS ENDED
                                                               ------------------------  ------------------------
                                                               AUGUST 30,  SEPTEMBER 1,  AUGUST 30,  SEPTEMBER 1,
                                                                  1996         1995         1996         1995
                                                               ----------  ------------  ----------  ------------
Revenue:
  Licensing..................................................  $   50,442   $   45,053   $  146,640   $  136,398
  Application products.......................................     130,467      138,067      432,248      425,065
                                                               ----------  ------------  ----------  ------------
      Total revenue..........................................     180,909      183,120      578,888      561,463
Direct costs.................................................      33,617       27,483      104,903       93,647
                                                               ----------  ------------  ----------  ------------
Gross margin.................................................     147,292      155,637      473,985      467,816
Operating expenses:
  Software development costs:
    Research and development.................................      36,301       34,871      111,172       99,116
    Amortization of capitalized software development costs...         626        2,720        1,878        8,531
    Sales, marketing and customer support....................      60,621       59,841      188,963      174,504
    General and administrative...............................      14,846       13,221       46,926       40,938
    Write-off of acquired in-process research and
      development............................................      --           --           14,699       --
                                                               ----------  ------------  ----------  ------------
Total operating expenses.....................................     112,394      110,653      363,638      323,089
                                                               ----------  ------------  ----------  ------------
Operating income.............................................      34,898       44,984      110,347      144,727
Nonoperating income:
  Investment gain (loss).....................................       6,430          (96)       9,459         (691)
  Interest and other income..................................       7,358        7,466       22,528       21,477
                                                               ----------  ------------  ----------  ------------
Total nonoperating income....................................      13,788        7,370       31,987       20,786
Income before income taxes...................................      48,686       52,354      142,334      165,513
Provision for income taxes...................................      18,839       18,468       56,815       60,238
                                                               ----------  ------------  ----------  ------------
Net income...................................................  $   29,847   $   33,886   $   85,519   $  105,275
                                                               ----------  ------------  ----------  ------------
                                                               ----------  ------------  ----------  ------------
Net income per share.........................................  $      .40   $      .44   $     1.13   $     1.41
                                                               ----------  ------------  ----------  ------------
                                                               ----------  ------------  ----------  ------------
Shares used in computing net income per share................      74,309       76,325       75,447       74,845
                                                               ----------  ------------  ----------  ------------
                                                               ----------  ------------  ----------  ------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          AUGUST 30   DECEMBER 1
                                                                                             1996        1995
                                                                                          ----------  -----------

                                                     ASSETS

Current assets:
  Cash and cash equivalents.............................................................  $   78,298   $  58,493
  Short-term investments................................................................     411,196     457,547
  Receivables...........................................................................     108,832     133,208
  Inventories...........................................................................       5,619       7,277
  Other current assets..................................................................      10,745      11,924
  Deferred income taxes.................................................................      24,932      24,338
                                                                                          ----------  -----------
      Total current assets..............................................................     639,622     692,787
Property and equipment..................................................................      74,116      51,708
Other assets............................................................................     226,807     135,735
Deferred income taxes...................................................................      --           4,502
                                                                                          ----------  -----------
                                                                                          $  940,545   $ 884,732
                                                                                          ----------  -----------
                                                                                          ----------  -----------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade and other payables..............................................................  $   39,666   $  25,639
  Accrued expenses......................................................................      84,081      94,848
  Accrued restructuring costs...........................................................       9,474      28,151
  Income taxes payable..................................................................      32,589      19,420
  Deferred revenue......................................................................      17,822      18,257
                                                                                          ----------  -----------
      Total current liabilities.........................................................     183,632     186,315
                                                                                          ----------  -----------
Deferred income taxes...................................................................      12,776      --
Put warrants............................................................................     118,081      --

Shareholders' equity:
  Preferred stock, no par value; 2,000,000 shares authorized; none issued...............      --          --
  Common stock, no par value; 200,000,000 shares authorized; 72,073,604 and 72,834,444 shares issued and outstanding as of August 30, 1996, and December 1, 1995,
    respectively........................................................................     125,193     293,258
  Unrealized gains on investments.......................................................      40,702      18,831
  Retained earnings.....................................................................     465,370     390,793
  Cumulative foreign currency translation adjustments...................................      (5,209)     (4,465)
                                                                                          ----------  -----------
      Total shareholders' equity........................................................     626,056     698,417
                                                                                          ----------  -----------
                                                                                          $  940,545   $ 884,732
                                                                                          ----------  -----------
                                                                                          ----------  -----------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                       ---------------------------
                                                                                         AUGUST 30    SEPTEMBER 1
                                                                                           1996           1995
                                                                                       -------------  ------------
Cash flows from operating activities:
  Net income.........................................................................  $      85,519  $    105,275
  Adjustments to reconcile net income to net cash provided by operating activities:
    Stock compensation expense.......................................................          2,583         2,515
    Depreciation and amortization....................................................         21,027        42,128
    Deferred income taxes............................................................         (3,504)          (59)
    Provision for losses on accounts receivable......................................            605         1,761
    Tax benefit from employee stock plans............................................          8,550        21,158
    Adobe Ventures valuation adjustment..............................................         (6,681)          691
    Write-off of acquired in-process research and development........................         14,699       --
    Changes in operating assets and liabilities:
      Receivables....................................................................         24,708        (1,154)
      Inventories....................................................................          1,600           903
      Other current assets...........................................................          2,168        (4,362)
      Trade and other payables.......................................................          4,214        (7,791)
      Accrued expenses...............................................................        (10,198)       (7,925)
      Accrued restructuring costs....................................................        (18,752)      (19,470)
      Income taxes payable...........................................................         11,760         1,108
      Deferred revenue...............................................................         (1,495)        1,909
                                                                                       -------------  ------------
Net cash provided by operating activities............................................        136,803       136,687
                                                                                       -------------  ------------
Cash flows from investing activities:
  Purchases of short-term investments................................................     (1,238,181)   (2,399,229)
  Maturities and sales of short-term investments.....................................      1,281,152     2,240,580
  Acquisitions of property and equipment.............................................        (38,439)      (23,537)
  Additions to other assets..........................................................        (43,435)      (71,331)
  Acquisition, net of cash acquired..................................................         (4,527)      --
                                                                                       -------------  ------------
Net cash used for investing activities...............................................        (43,430)     (253,517)
                                                                                       -------------  ------------

                                                                                                       (CONTINUED)

     See accompanying Notes to Condensed Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED

                                 (IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                       ---------------------------
                                                                                         AUGUST 30    SEPTEMBER 1
                                                                                           1996           1995
                                                                                       -------------  ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock.............................................  $      28,738  $     61,318
  Repurchase of common stock.........................................................        (90,871)      (17,725)
  Payment of dividends...............................................................        (10,941)       (9,532)
  Payment of Subchapter S distributions of Mastersoft................................       --              (2,224)
                                                                                       -------------  ------------
Net cash provided (used) by financing activities.....................................        (73,074)       31,837
                                                                                       -------------  ------------
Effect of foreign currency exchange rates on cash and cash equivalents...............           (494)         (573)
                                                                                       -------------  ------------
Net increase/(decrease) in cash and cash equivalents.................................         19,805       (85,566)
Adjustment for change in Frame Technology Corporation's fiscal year-end..............       --              (3,591)
Cash and cash equivalents at beginning of period.....................................         58,493       204,120
                                                                                       -------------  ------------
Cash and cash equivalents at end of period...........................................  $      78,298  $    114,963
                                                                                       -------------  ------------
                                                                                       -------------  ------------
Supplemental disclosures:
  Cash paid during the period for income taxes.......................................  $      23,398  $     34,531
                                                                                       -------------  ------------
                                                                                       -------------  ------------
  Noncash investing and financing activities:
    Dividends declared but not paid..................................................  $       3,622  $      3,645
                                                                                       -------------  ------------
                                                                                       -------------  ------------
    Reclassification of put warrants.................................................  $     118,081  $      3,447
                                                                                       -------------  ------------
                                                                                       -------------  ------------
    Issuance of notes for acquisition................................................  $       9,473  $    --
                                                                                       -------------  ------------
                                                                                       -------------  ------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated balance sheets and statements of income and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the condensed consolidated financial position at August 30, 1996, and the condensed consolidated statements of income and cash flows for the interim periods ended August 30, 1996 and September 1, 1995.

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

    The results of operations for the interim periods ended August 30, 1996, are not necessarily indicative of the results to be expected for the full year.

    NET INCOME PER SHARE

    Net income per share is based upon weighted average common and dilutive common equivalent shares outstanding using the treasury stock method. Dilutive common equivalent shares include stock options and restricted stock. Fully diluted earnings per share for the quarters and nine month periods ended August 30, 1996 and September 1, 1995 were not materially different from primary earnings per share.

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

    Prior to the combinations, Frame's fiscal year ended on December 31. In recording the business combination, Frame's financial statements for the 12 months ended December 1, 1995 were combined with the Company's consolidated financial statements for the same period. Frame's financial statements for the year ended December 31, 1994 were combined with the Company's consolidated financial statements for the year ended November 25, 1994. Revenue and net income of Frame for the month ended December 31, 1994 were $8.6 million and $2.3 million, respectively. Net income, Subchapter S distributions of Mastersoft, the issuance of common stock, and the net decrease in cash and cash equivalents were adjusted to

                           ADOBE SYSTEMS INCORPORATED

NOTE 2.  ACQUISITIONS (CONTINUED)
eliminate the effect of including Frame's results of operations, financial position, and cash flows for the month ended December 31, 1994 in the years ended December 1, 1995 and November 25, 1994.

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

NOTE 3.  RECEIVABLES

    Receivables consisted of the following:

                                                                      AUGUST 30,  DECEMBER 1,
                                                                         1996        1995
                                                                      ----------  -----------
                                                                          (IN THOUSANDS)
Trade receivables...................................................  $   63,271   $  91,296
Royalty receivables.................................................      38,833      34,017
Interest and other receivables......................................      11,886      11,593
                                                                      ----------  -----------
                                                                         113,990     136,906
Less allowance for doubtful accounts................................       5,158       3,698
                                                                      ----------  -----------
                                                                      $  108,832   $ 133,208
                                                                      ----------  -----------
                                                                      ----------  -----------

NOTE 4.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                                      AUGUST 30,  DECEMBER 1,
                                                                         1996        1995
                                                                      ----------  -----------
                                                                          (IN THOUSANDS)
Land................................................................  $      782   $     782
Building............................................................       4,615       4,615
Equipment...........................................................     111,070     122,794
Furniture and fixtures..............................................      18,448      18,962
Leasehold improvements..............................................      15,304       8,790
                                                                      ----------  -----------
                                                                         150,219     155,943
Less accumulated depreciation and amortization......................      76,103     104,235
                                                                      ----------  -----------
                                                                      $   74,116   $  51,708
                                                                      ----------  -----------
                                                                      ----------  -----------

                           ADOBE SYSTEMS INCORPORATED

NOTE 5.  OTHER ASSETS

    Other assets consisted of the following:

                                                                      AUGUST 30,  DECEMBER 1,
                                                                         1996        1995
                                                                      ----------  -----------
                                                                          (IN THOUSANDS)
Licensing agreements................................................  $   10,316   $  16,319
Goodwill............................................................      13,921      13,753
Purchased technology................................................      36,301      35,626
Software development costs..........................................       9,789      36,988
Equity investments..................................................     122,712      53,091
Restricted funds....................................................      66,593      35,634
Security deposits...................................................         162      --
Miscellaneous other assets..........................................      20,163      11,363
                                                                      ----------  -----------
                                                                         279,957     202,774
Less accumulated amortization.......................................      53,150      67,039
                                                                      ----------  -----------
                                                                      $  226,807   $ 135,735
                                                                      ----------  -----------
                                                                      ----------  -----------

    Included above in gross other assets at August 30, 1996, are unrealized gains and losses on equity investments. The equity investment in Netscape Communications Corporation was marked-to-market for an unrealized gain of approximately $58.1 million at August 30, 1996.

NOTE 6.  ACCRUED EXPENSES

    Accrued expenses consisted of the following:

                                                                      AUGUST 30,   DECEMBER 1,
                                                                         1996         1995
                                                                      -----------  -----------
                                                                           (IN THOUSANDS)
Royalties...........................................................   $   5,279    $   7,194
Accrued compensation and benefits...................................      22,576       26,730
Sales and marketing allowances......................................      21,476       24,586
Other...............................................................      34,750       36,338
                                                                      -----------  -----------
                                                                       $  84,081    $  94,848
                                                                      -----------  -----------
                                                                      -----------  -----------

NOTE 7.  ACCRUED RESTRUCTURING COSTS

    On October 28, 1995, the Company acquired Frame, described in "Note 2--Acquisitions," and initiated a plan to combine the operations of the two companies. On this date, the Company recorded a $32.5 million charge to operating expenses related to merger transaction and restructuring costs. On August 31, 1994, the Company merged with Aldus Corporation ("Aldus") and initiated a plan to combine the operations of the two companies. On this date, the Company recorded a $72.2 million charge to operating expenses related to merger transaction and restructuring costs.

    Merger transaction costs consist principally of transaction fees for investment bankers, attorneys, accountants, financial printing, and other related charges. Restructuring costs include the elimination of redundant equipment, the write-off of certain intangible assets, severance and outplacement of terminated employees, and cancellation of certain contractual agreements.

                           ADOBE SYSTEMS INCORPORATED

NOTE 7.  ACCRUED RESTRUCTURING COSTS (CONTINUED)
    Merger transaction and restructuring costs (in thousands) are summarized in the table below:

                                                                             NINE MONTHS ENDED AUGUST
                                                                                     30, 1996
                                                                ACCRUED AS   ------------------------  ACCRUED AS OF
                                                               OF DECEMBER      CASH       CHANGE IN    AUGUST 30,
                                                                 1, 1995      PAYMENTS     ESTIMATE        1996
                                                               ------------  -----------  -----------  -------------
FRAME:
  Merger transaction costs...................................   $    5,058    $   4,702    $     280     $      76
  Restructuring costs:
    Severance and outplacement...............................        9,612       10,313         (912)          211
    Cancellation of facility leases and other contracts......        5,402          686          632         4,084
                                                               ------------  -----------       -----        ------
                                                                $   20,072    $  15,701    $  --         $   4,371
                                                               ------------  -----------       -----        ------
                                                               ------------  -----------       -----        ------
ALDUS:
  Restructuring costs:
    Cancellation of facility leases and other contracts......        6,983        2,886       --             4,097
                                                               ------------  -----------       -----        ------
                                                                $    6,983    $   2,886    $  --         $   4,097
                                                               ------------  -----------       -----        ------
                                                               ------------  -----------       -----        ------

    In addition, Frame undertook certain restructuring measures in 1993 due to lower than anticipated revenues. As of August 30, 1996 and December 1, 1995, $1.0 million and $1.1 million, respectively, remained accrued and represented anticipated future cash outflows related to lease payments on vacated facilities.

    The nature, timing, and extent of restructuring costs follow:

    SEVERANCE AND OUTPLACEMENT

    As a result of the merger, certain technical support, customer service, distribution, and administrative functions were combined and reduced. Restructuring included severance and outplacement charges related to approximately 200 terminated employees for Frame. Affected employees had received notification of their termination by November 8, 1995, and final assignments have been substantially completed as of August 30, 1996 .

    CANCELLATION OF FACILITY LEASES AND OTHER CONTRACTS

    The Company has consolidated duplicate offices in Europe, Japan, Canada, and the United States. Lease and third-party contract termination payments, resulting from the planned closure of these facilities, are expected to continue through the lease term or negotiated early termination date, if applicable.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

    REAL ESTATE DEVELOPMENT AGREEMENTS

    During 1994, the Company entered into a real estate development agreement and an operating lease agreement in connection with the construction of an office facility. In August 1996, the construction was completed and the operating lease commenced. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not

                           ADOBE SYSTEMS INCORPORATED

NOTE 8. COMMITMENTS AND CONTINGENCIES (CONTINUED) to exceed that which would preclude classification of the lease as an operating lease, approximately $57.3 million. The Company was required, periodically during the construction period, to deposit funds with the lessor to secure the performance of its obligations under the lease. During the third quarter of 1996, the Company increased its deposits by approximately $3.6 million, and as of August 30, 1996, the Company's deposits under this agreement totaled approximately $66.6 million in United States government treasury notes and money market mutual funds. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets.

    During the third quarter of 1996, the Company exercised its option under the development agreement to begin a second phase of development for an office facility. In August 1996, the Company entered into a construction agreement and an operating lease agreement for this facility. The operating lease will commence on completion of construction in 1998. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $64.3 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor to secure the performance of its obligations under the lease. During the third quarter of 1996, the Company deposited approximately $.2 million. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets.

    LEGAL ACTIONS

    The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operations.

NOTE 9.  CAPITAL STOCK

    PUT WARRANTS

    In a series of private placements during the third quarter of 1996, the Company sold put warrants entitling the holder of each warrant to sell one share of common stock to the Company at a specified price. The Company's $118.1 million potential buyback obligation, as of August 30, 1996, was removed from shareholders' equity and recorded as put warrants. The 3,730,000 put warrants outstanding at August 30, 1996 expire on various dates between October 1996 and April 1997 and have exercise prices ranging from $29.65 to $34.49 per share, with an average exercise price of $31.66 per share.

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

    In January 1996, the Company divested its prepress applications product business to a newly established company, Luminous Corporation ("Luminous"). Under the terms of the agreement, Luminous has acquired or licensed and will continue to develop, market, and distribute Adobe's prepress application products. Adobe retained a minority equity interest in Luminous and will maintain ownership of certain core technologies for Adobe prepress products. Luminous will pay royalties to Adobe based on a percentage of revenue from certain products for the next two years. Revenue from prepress application products was approximately $10.4 million in fiscal year 1995. The Company has signed a letter of intent to dispose of its minority interest in Luminous, which is expected to occur in the fourth quarter of 1996.

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

    The following table sets forth for the quarter and nine months ended August 30, 1996 and September 1, 1995 the Company's condensed consolidated statements of income expressed as a percentage of total revenue:

                                                                       QUARTER ENDED             NINE MONTHS ENDED
                                                                 --------------------------  --------------------------
                                                                  AUGUST 30    SEPTEMBER 1    AUGUST 30    SEPTEMBER 1
                                                                    1996          1995          1996          1995
                                                                 -----------  -------------  -----------  -------------
Revenue:
  Licensing....................................................        27.9%         24.6%         25.3%         24.3%
  Application products.........................................        72.1          75.4          74.7          75.7
                                                                      -----         -----         -----         -----
    Total revenue..............................................       100.0         100.0         100.0         100.0
Direct costs...................................................        18.6          15.0          18.1          16.7
                                                                      -----         -----         -----         -----
Gross margin...................................................        81.4          85.0          81.9          83.3
                                                                      -----         -----         -----         -----
Operating expenses:
  Software development costs:
    Research and development...................................        20.1          19.0          19.2          17.7
    Amortization of capitalized software development costs.....         0.3           1.5           0.3           1.5
  Sales, marketing and customer support........................        33.5          32.7          32.6          31.1
  General and administrative...................................         8.2           7.2           8.2           7.2
  Write-off of acquired in-process research and development....      --            --               2.5        --
                                                                      -----         -----         -----         -----
Total operating expenses.......................................        62.1          60.4          62.8          57.5
                                                                      -----         -----         -----         -----
Operating income...............................................        19.3          24.6          19.1          25.8
Nonoperating income:
  Investment gain/(loss).......................................         3.5        --               1.6        --
  Interest and other income....................................         4.1           4.0           3.9           3.7
                                                                      -----         -----         -----         -----
Total nonoperating income......................................         7.6           4.0           5.5           3.7
                                                                      -----         -----         -----         -----
Income before income taxes.....................................        26.9          28.6          24.6          29.5
Provision for income taxes.....................................        10.4          10.1           9.8          10.7
                                                                      -----         -----         -----         -----
Net income.....................................................        16.5%         18.5%         14.8%         18.8%
                                                                      -----         -----         -----         -----
                                                                      -----         -----         -----         -----

REVENUE

                                                                 1996       1995        CHANGE
                                                               ---------  ---------  -------------
                                                                   (DOLLARS IN
                                                                    MILLIONS)
Third quarter period:
  Total revenue..............................................  $   181.0  $   183.1          (1)%
Nine month period:
  Total revenue..............................................  $   578.9  $   561.5           3%

    Revenue decreased from the same quarter last year due to delays in product releases, a slowdown in customer purchases of Macintosh versions of Adobe software, and a decrease in Adobe FrameMaker and associated revenues. Product unit volume (as opposed to price) decline was the principal factor in the Company's revenue decrease in application product revenue. The decrease was partially offset by an increase in licensing activity. Revenue for the first nine months of 1996 grew from the same period last year resulting from increased license revenue and demand for several application products.

                                                                 1996       1995        CHANGE
                                                               ---------  ---------  -------------
                                                                   (DOLLARS IN
                                                                    MILLIONS)
Third quarter period:
  Product group revenue--Licensing...........................  $    50.4  $    45.1          12%
  Percentage of total revenue................................       27.9%      24.6%
Nine month period:
  Product group revenue--Licensing...........................  $   146.6  $   136.4           8%
  Percentage of total revenue................................       25.3%      24.3%

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

    The number of units shipped by OEMs remained flat on a quarterly basis. Royalty per unit is generally calculated as a percentage of the end user list price of a printer, although there are some components of licensing revenue based on a flat dollar amount per unit which typically do not change with list price changes. Some OEMs continued to reduce list prices on their lower-end printers, which resulted in lower royalties per unit on such printers. However, in the third quarter and first nine months of 1996, this trend was offset by increased demand for CPSI and color capability, as well as increased products shipping into the Japanese market, all of which have higher royalties per unit. In addition, the Company has seen year-to-year increases in the number of OEM customers from which it is receiving licensing revenue.

                                                                 1996       1995        CHANGE
                                                               ---------  ---------  -------------
                                                                   (DOLLARS IN
                                                                    MILLIONS)
Third quarter period:
  Product group revenue--Application products................  $   130.5  $   138.1          (6)%
  Percentage of total revenue................................       72.1%      75.4%
Nine month period:
  Product group revenue--Application products................  $   432.2  $   425.1           2%
  Percentage of total revenue................................       74.7%      75.7%

    Application products revenue is derived from shipments of application software programs marketed through retail and distribution channels; however, Adobe PageMill, Adobe SiteMill, and Adobe Acrobat products are being more widely distributed through VARs and systems integrators.

    Application products revenue for the third quarter of 1996 was lower than anticipated because of lower than expected European revenues and delays in product releases. The decrease from quarter to quarter resulted from decreased demand for Macintosh versions of Adobe applications, as well as decreased demand for FrameMaker and Acrobat products. In addition, the Company believes that customers may have deferred purchases of Adobe Photoshop, Adobe PageMaker and Acrobat products in anticipation of new versions expected to ship in the next few months. Application products revenue increased for the first nine months of 1996 compared to the same period last year resulting from increased demand for Photoshop, Adobe Illustrator, and Acrobat products partially offset by decreased demand for FrameMaker and PageMaker. In addition, PageMill and SiteMill which were both released in late 1995, added revenue in both the third quarter and first nine months of 1996.

    The Company expects 1996 to be a transition year for application products as customers determine which computer platform to use and as the Internet market develops. In general, the Company's application products on the Windows platform have experienced greater growth than those on the Macintosh platform during the first nine months of 1996. The Company expects this trend to continue for the foreseeable future.

DIRECT COSTS

                                                                 1996       1995       CHANGE
                                                               ---------  ---------  -----------
                                                                   (DOLLARS IN
                                                                    MILLIONS)
Third quarter period:
  Direct costs...............................................  $    33.6  $    27.5          22%
  Percentage of total revenue................................       18.6%      15.0%
Nine month period:
  Direct costs...............................................  $   104.9  $    93.6          12%
  Percentage of total revenue................................       18.1%      16.7%

    Direct costs include royalties; amortization of acquired technologies; and direct product, packaging and shipping costs.

    Gross margins, in general, are affected by the mix of licensing revenue versus application products revenue as well as the product mix within application products. Direct costs were higher in the third quarter of 1996 compared with the same quarter last year due to higher localization costs and inventory charges for several application products. Also, there was a general decline in FrameMaker revenue and associated gross margins. In addition, direct costs increased in the third quarter and first nine months of 1996 compared to the same periods last year due to a change in geographic product mix towards higher sales in Japan which have a higher direct cost.

OPERATING EXPENSES

                                                                 1996       1995       CHANGE
                                                               ---------  ---------  -----------
                                                                   (DOLLARS IN
                                                                    MILLIONS)
Third quarter period:
  Software development costs--Research and development.......  $    36.3  $    34.9           4%
  Percentage of total revenue................................       20.1%      19.0%
Nine month period:
  Software development costs--Research and development.......  $   111.2  $    99.1          12%
  Percentage of total revenue................................       19.2%      17.7%

    Research and development expenses consist principally of salaries and benefits for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

    Research and development expense has increased as the Company invested in new technologies, new product development, and the infrastructure to support such activities. The increase reflects the expansion of the Company's engineering staff and related costs required to support its continued emphasis on developing new products and enhancing existing products. Many of these engineers are working with OEM customers to design and implement Adobe PostScript Level 2 devices and, for the future, Adobe Postscript level 3 devices. The Company continued working with many of its OEM customers in a co-development program. This allows customers to be more self-sufficient in new device development by taking on more of the implementation tasks themselves rather than relying so heavily on the Company's engineers. While this mitigates certain costs, the Company continues to make significant investments in development of its Adobe PostScript and application software products, including those targeted for the emerging internet market.

    The Company believes that continued investment in research and development is necessary to remain competitive in the marketplace, and is directly related to continued, timely development of new and enhanced products. Accordingly, the Company intends to continue recruiting and hiring experienced software developers. While the Company expects that research and development expenditures in 1996 will continue to increase in absolute dollars, such expenditures for all of 1996 will approximate current year-to-date spending levels as a percentage of revenue.

                                                                  1996         1995        CHANGE
                                                               -----------  -----------  -----------
                                                                (DOLLARS IN MILLIONS)
Third quarter period:
  Software development costs--Amortization of capitalized
    software development costs...............................  $     0.6    $     2.7          (77)%
  Percentage of total revenue................................        0.3%         1.5%
Nine month period:
  Software development costs--Amortization of capitalized
    software development costs...............................  $     1.9    $     8.5          (78)%
  Percentage of total revenue................................        0.3%         1.5%

    In the implementation of Statement of Financial Accounting Standards (" SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development expenditures on Adobe products, after achieving technological feasibility, were deemed to be immaterial. Certain software development expenditures on Frame and Aldus products have been capitalized and are being amortized over the lives of the respective products. In the third quarter and first nine months of 1996, software development expenditures on all products, after reaching technological feasibility, were immaterial and the Company expects this trend to continue in the future.

    Amortization of capitalized software development costs decreased in the third quarter and first nine months of 1996 as a result of achieving full amortization of all Aldus products by the end of 1995. Amortization of software development costs are expected to remain relatively constant during the remainder of 1996 as the software products acquired with Frame become fully amortized.

                                                                 1996       1995       CHANGE
                                                               ---------  ---------  -----------
                                                                   (DOLLARS IN
                                                                    MILLIONS)
Third quarter period:
  Sales, marketing and customer support......................  $    60.6  $    59.8           1%
  Percentage of total revenue................................       33.5%      32.7%
Nine month period:
  Sales, marketing and customer support......................  $   189.0  $   174.5           8%
  Percentage of total revenue................................       32.6%      31.1%

    Sales, marketing and customer support expenses generally include salaries and benefits, sales commissions, travel expenses and related facilities costs for the CompanyOs sales, marketing, customer support and distribution personnel. Sales, marketing and customer support expenses also include the cost of programs aimed at increasing revenues such as advertising, trade shows and other market development programs.

    Sales, marketing and customer support expenses increased in the third quarter and first nine months of 1996 compared with the same periods of 1995. The increase resulted primarily from Frame integration costs in the first quarter of 1996 and a higher headcount entering fiscal 1996, and higher rent expense. In addition, more trade show and marketing activity, particularly in Japan and Europe in the second quarter of 1996, increased expenditures during 1996. Costs related to continuing efforts to expand markets and increase penetration into targeted software markets, as well as responding to increased competition in the software industry, will be partially offset by decreased costs resulting from the restructuring of the combined company after the acquisition of Frame. As a result, for all of 1996, sales, marketing and customer support expenditures are expected to increase in absolute dollars and increase slightly from 1995 spending levels as a percentage of revenue.

                                                                  1996       1995        CHANGE
                                                                ---------  ---------  -------------
                                                                    (DOLLARS IN
                                                                     MILLIONS)
Third quarter period:
  General and administrative..................................  $    14.8  $    13.2           12%
  Percentage of total revenue.................................        8.2%       7.2%
Nine month period:
  General and administrative..................................  $    46.9  $    40.9           15%
  Percentage of total revenue.................................        8.2%       7.2%

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

    In the third quarter and first nine months of 1996, general and administrative expenses increased compared with the same periods of 1995. The increase resulted primarily from Frame integration costs in the first quarter of 1996 and a higher headcount entering fiscal 1996. In addition, the increase for the third quarter of 1996 resulted from 1996 salary increases and higher rent expense, as well as higher systems and legal costs. While the Company expects that general and administrative expenditures in 1996 will continue to increase in absolute dollars, such expenditures for the fourth quarter of 1996 are expected to remain approximately the same as total 1995 spending levels as a percentage of revenue.

                                                                   1996       1995       CHANGE
                                                                 ---------  ---------  -----------
                                                                     (DOLLARS IN
                                                                      MILLIONS)
Nine month period:
  Write-off of acquired in-process research and development....  $    14.7  $  --             100%
  Percentage of total revenue..................................        2.5%    --

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

NONOPERATING INCOME

                                                                 1996       1995       CHANGE
                                                               ---------  ---------  -----------
                                                                   (DOLLARS IN
                                                                    MILLIONS)
Third quarter period:
  Investment gain/(loss).....................................  $     6.4  $    (0.1)      6,798%
  Percentage of total revenue................................        3.5%
Nine month period:
  Investment gain/(loss).....................................  $     9.5  $    (0.7)      1,469%
  Percentage of total revenue................................        1.6%    --

    Investment gain/(loss) consists principally of mark-to-market valuation adjustments of Adobe Ventures investments, as well as any realized gains from direct investments.

    In the third quarter of 1996, one of the equity investments included in Adobe Ventures porfolio was marked-to-market for an unrealized gain of approximately $8.9 million. This unrealized gain was partially offset by unrealized losses related to mark-to-market adjustments for other equity investments within the Adobe Ventures portfolio.

                                                                  1996       1995        CHANGE
                                                                ---------  ---------  -------------
                                                                    (DOLLARS IN
                                                                     MILLIONS)
Third quarter period:
  Interest and other income...................................  $     7.4  $     7.5          (1)%
  Percentage of total revenue.................................        4.1%       4.0%
Nine month period:
  Interest and other income...................................  $    22.5  $    21.5           5%
  Percentage of total revenue.................................        3.9%       3.7%

    Interest and other income consists principally of interest earned on cash, cash equivalents, and short term investments as well as foreign exchange transaction gains and losses.

    In the first nine months of 1996, interest and other income increased compared with the same period of 1995. The increase is primarily due to a significantly larger investment base.

PROVISION FOR INCOME TAXES

                                                                  1996       1995        CHANGE
                                                                ---------  ---------  -------------
                                                                    (DOLLARS IN
                                                                     MILLIONS)
Third quarter period:
  Provision for income taxes..................................  $    18.8  $    18.5           2%
  Percentage of total revenue.................................       10.4%      10.1%
  Effective tax rate..........................................       38.7%      35.3%
Nine month period:
  Provision for income taxes..................................  $    56.8  $    60.2          (6)%
  Percentage of total revenue.................................        9.8%      10.7%
  Effective tax rate..........................................       39.9%      36.4%

    The effective tax rate for the third quarter and first nine months of 1996 was higher than the same periods in 1995 due to the limited benefit in 1996 from the federal research experimentation credit, which was reinstated on July 1, 1996. The credit was not renewed retroactively and therefore is only effective for the last five months of fiscal 1996. In addition, the nondeductible write-off of acquired in-process research and development associated with the May 1996 acquisition of Ares increased the effective rate for the second quarter as well as subsequent quarters of 1996.

NET INCOME AND NET INCOME PER SHARE

                                                                 1996       1995        CHANGE
                                                               ---------  ---------  ------------
                                                                   (DOLLARS IN
                                                                    MILLIONS)
Third quarter period:
  Net income.................................................  $    29.8  $    33.9        (12)%
  Percentage of total revenue................................       16.5%      18.5%
  Net income per share.......................................  $     .40  $     .44         (9)%
  Weighted shares (In thousands).............................     74,309     76,325         (3)%
Nine month period:
  Net income.................................................  $    85.5  $   105.3        (19)%
  Percentage of total revenue................................       14.8%      18.8%
  Net income per share.......................................  $    1.13  $    1.41        (20)%
  Weighted shares (In thousands).............................     75,447     74,845          1%

    Net income for the third quarter of 1996 decreased 12% from the third quarter of 1995. Earnings per share were $.40, a 9% decrease from the third quarter of 1995. Net income for the nine months ended August 30, 1996 decreased 19% from the same period in 1995 and earnings per share decreased 20% for the same period. The decrease from quarter to quarter was caused primarily by lower revenues and higher direct costs and operating expenses partially offset by increased nonoperating income and reduced shares outstanding. The decrease for the first nine months of fiscal 1996 compared to the same period last year was caused primarily by higher operating expenses which includes the write off of in-process research and development cost in the second quarter of 1996. The increase was partially offset by an increase in nonoperating income.

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

    In connection with the merger with Frame, the Company has sought to reduce combined expenses by the elimination of duplicate or unnecessary facilities, employees, marketing programs, and other expenses. The Company believes that the major impact of such reductions occurred in the first six months of 1996. The Company expects that these reductions will benefit future operating results, but the reductions could adversely impact the earnings of the combined company. In addition, the integration of the product lines of the two companies could have a material adverse effect on the results of operations, including the potential for charges for certain discontinued business components.

    The Company's OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, including licensing a PostScript language compatible interpreter from a third party, which could result in lower licensing revenue for the Company. During the first quarter of 1996, there was a change in part of the Company's business relationship with Hewlett-Packard Company (Hewlett-Packard). Beginning in the second half of 1997, Hewlett-Packard plans not to incorporate PostScript software in some Hewlett-Packard LaserJet printers. The Company expects to continue working with Hewlett-Packard printer operations to incorporate Adobe PostScript and other technologies in other Hewlett-Packard products.

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

    Although the Company generally offers its application products on Macintosh, Windows, and UNIX platforms, a majority of the overall sales of these products to date has been for the Macintosh platform, particularly for the higher end Macintosh computers. To the extent that there is a slowdown of customer purchases in the higher end Macintosh market or if other operating systems, such as Windows 95 or NT, become more prevalent among the Company's customers, the Company's operating results could be materially adversely affected. Also, if the Company broadens its customer base to achieve greater penetration in the corporate business and consumer markets, the Company may need to adapt its application software distribution channels. The Company could experience decreases in average selling prices and some transitions in its distribution channel which could materially adversely affect its operating results. In addition, to the extent that there is a slowdown of customer purchases of personal computers in general, the Company's operating results could be materially adversely affected.

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

    Through its acquisitions in 1994 and 1995, the Company has experienced significant growth. The Company's ability to effectively manage its growth and the industry transition to the Internet will require it to continue to improve its operational and financial controls and information management systems, to develop new models for licensing its software to accommodate new information delivery practices, and to attract, retain, motivate and manage employees effectively. The failure of the Company to manage effectively growth and transition in multiple areas of its business could have a material adverse effect on its results of operations.

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

                              FINANCIAL CONDITION

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

                                                            AUGUST 30,    DECEMBER 1,
                                                               1996          1995          CHANGE
                                                            -----------  -------------  -------------
                                                                      (DOLLARS IN MILLIONS)
Cash, cash equivalents and short-term investments.........   $   489.5     $   516.0            (5)%

    The Company's cash balances and short term investments have decreased due to the repurchase of stock, capital outlays, other investments, and deposits required under real estate development agreements.

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

OTHER ASSETS

                                                            AUGUST 30,    DECEMBER 1,
                                                               1996          1995          CHANGE
                                                            -----------  -------------  -------------
                                                                      (DOLLARS IN MILLIONS)
Other assets (gross)......................................   $   280.0     $   202.8            38%

    Included above in gross other assets at August 30, 1996 are unrealized gains and losses on equity investments. The equity investment in Netscape Communications Corporation Communications was marked-to-market for an unrealized gain of approximately $58.1 million at August 30, 1996.

NONCURRENT LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            AUGUST 30,    DECEMBER 1,
                                                               1996          1995          CHANGE
                                                            -----------  -------------  -------------
                                                                      (DOLLARS IN MILLIONS)
Noncurrent liabilities and shareholders' equity...........   $   756.9     $   698.4             8%

    Included above is shareholders' equity and at August 30, 1996, deferred income taxes related to unrealized gains and losses on equity investments and obligations for put warrants. The Company has no long-term debt. A significant portion of the increase in shareholders' equity is attributable to the unrealized gain on the equity investment in Netscape Communications Corporation.

    The Board of Directors of the Company declared a cash dividend on the Company's common stock of $.05 per common share on September 18, 1996, for the third quarter of 1996. The dividend will be for shareholders of record as of October 2, 1996, and will be paid on October 16, 1996. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon business conditions, results of operations, the financial condition of the Company and other factors.

    Under its stock repurchase program, the Company repurchased 1,320,500 shares at a cost of $48.9 million in the third quarter of 1996. The Company intends to continue to directly repurchase common shares and arrange options to purchase common shares to fund the Company's employee stock purchase and stock option plans.

WORKING CAPITAL

                                                            AUGUST 30,    DECEMBER 1,
                                                               1996          1995          CHANGE
                                                            -----------  -------------  ------------
                                                                     (DOLLARS IN MILLIONS)
Working capital...........................................   $   456.0     $   506.5          (10)%

    Net working capital decreased to $456.0 million as of August 30, 1996, compared to $506.5 million as of December 1, 1995. The decline was due to the repurchase of stock, capital outlays, other investments, and deposits required under real estate development agreements. Cash flow provided by operations during the first nine months of 1996 was $136.8 million. This was offset by cash used for investing and financing activities.

    Expenditures during the first nine months of 1996 for property and equipment totaled $38.4 million. Such expenditures are expected to continue, including computer systems for development, sales and marketing, product support, and administrative staff. In the future, additional cash may be used to acquire software products or technologies complementary to the Company's business. Net cash used by financing activities during the first nine months of 1996 was $73.1 million, primarily resulting from the repurchase of common stock and payment of dividends partially offset by issuance of common stock under employee stock plans.

    The Company's principal commitments as of August 30, 1996 consisted of obligations under operating leases, real estate development agreements, and various service and lease guarantee agreements with a related party.

    During 1994, the Company entered into a real estate development agreement and an operating lease agreement in connection with the construction of an office facility. In Ausust 1996, the construction was completed and the operating lease commenced. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $57.3 million. The Company was required, periodically during the construction period, to deposit funds with the lessor to secure the performance of its obligations under the lease. During the third quarter of 1996, the Company increased its deposits by approximately $3.6 million, and as of August 30, 1996, the Company's deposits under this agreement totaled approximately $66.6 million in United States government treasury notes and money market mutual funds. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets.

    During the third quarter of 1996, the Company exercised its option under the development agreement to begin a second phase of development for an office facility. In August 1996, the Company entered into a construction agreement and an operating lease agreement for this facility. The operating lease will commence on completion of construction in 1998. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $64.3 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor to secure the performance of its obligations under the lease. During the third quarter of 1996, the Company deposited approximately $.2 million. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets.

    The Company has also entered into various agreements with McQueen Holdings Limited ("McQueen"), a European operating entity, whereby the Company has agreed to guarantee obligations under operating leases for certain European facilities utilized by McQueen, and to guarantee certain levels of business between Adobe and McQueen. The Company owns 16% of the outstanding stock in McQueen.

    During the third quarter of 1996, the Company repurchased 1,320,500 shares of its common stock at a cost of $48.9 million. In addition, in a series of private placements, the Company sold put warrants entitling the holder of each warrant to sell one share of common stock to the Company at a specified price. The Company's $118.1 million potential buyback obligation, as of August 30, 1996, was removed from shareholders' equity and recorded as put warrants. The 3,730,000 put warrants outstanding at August 30, 1996 expire on various dates between October 1996 and April 1997 and have exercise prices ranging from $29.65 to $34.49 per share, with an average exercise price of $31.66 per share. The Company intends to continue to directly repurchase common shares and arrange options to purchase common shares to fund the Company's employee stock purchase and stock option plans.

    The Company believes that existing cash, cash equivalents, and short-term investments, together with cash generated from operations, will provide sufficient funds for the Company to meet its operating cash requirements in the foreseeable future.

                           PART II--OTHER INFORMATION

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

    On February 6, 1996, a securities class action complaint was filed against Adobe, certain of its officers and directors, certain former officers of Adobe and Frame, Hambrecht & Quist, LLP ("H&Q"), investment banker for Frame, and certain H&Q employees, in connection with the drop in the price of Adobe stock following its announcement of financial results for the quarter ended December 1, 1995. The complaint was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that the defendants misrepresented material adverse information regarding Adobe and Frame and engaged in a scheme to defraud investors. The complaint seeks unspecified damages for alleged violations of California law. Adobe believes that the allegations against it and its officers and directors are without merit and intends to vigorously defend the lawsuit. Adobe has filed a demurrer in the Superior Court seeking to dismiss the complaint in its entirety.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  INDEX TO EXHIBITS

                                                                           INCORPORATED BY REFERENCE
 EXHIBIT                                                                -------------------------------    FILED
 NUMBER                        EXHIBIT DESCRIPTION                        FORM       DATE      NUMBER    HEREWITH
---------  -----------------------------------------------------------  ---------  ---------  ---------  ---------
 3.2.9     Restated Bylaws                                                   10-Q   05/31/96  3.2.9
 4.1       Shareholders Rights Plan, as amended*                             10-Q   05/31/96  4.1
10.1.6     1984 Stock Option Plan, as amended*                               10-Q   07/02/93  10.1.6
10.1.7     1994 Stock Option Plan*                                           10-Q   05/27/94  10.1.7
10.12.1    1988 Employee Stock Purchase Plan, as amended*                    10-Q   07/06/94  10.12.1
10.17.1    License Agreement Restatement between the Company and Apple
           Computer, Inc., dated April 1, 1987 (confidential treatment
           granted)                                                          10-K   11/30/88  10.17.1
10.17.2    Amendment No. 1 to the License Agreement Restatement
           between the Company and Apple Computer, Inc., dated
           November 27, 1990 (confidential treatment granted)                10-K   11/30/90  10.17.2
10.21.2    Revised Bonus Plan*                                               10-K   11/26/93  10.21.2
10.24.1    1994 Performance and Restricted Stock Plan*                        S-4   07/27/94  10.1
10.25      Form of Indemnity Agreement*                                      10-K   11/30/88  10.25
10.32      Sublease of the Land and Lease of the Improvements By and
           Between Sumitomo Bank Leasing and Finance Inc. and Adobe
           Systems Incorporated (Phase 1)                                    10-K   11/25/94  10.32
10.33      Sale of Rights under Software Development and Acquisition
           Agreement By and Between Adobe Systems Incorporated and
           Thomas Knoll and John Knoll (confidential treatment
           granted)                                                          10-Q   06/02/95  10.33

                                                                           INCORPORATED BY REFERENCE
 EXHIBIT                                                                -------------------------------    FILED
 NUMBER                        EXHIBIT DESCRIPTION                        FORM       DATE      NUMBER    HEREWITH
---------  -----------------------------------------------------------  ---------  ---------  ---------  ---------
10.34      Agreement and Plan of Merger and Reorganization By and
           Among Adobe Systems Incorporated, J Acquisition Corporation
           and Frame Technology Corporation                                   S-4   08/18/95  2.1
10.35      Form of Executive Severance and Change of Control
           Agreement*                                                        10-K   12/01/95  10.35
10.36      1996 Outside Directors Stock Option plan*                         10-Q   05/31/96  10.36
10.37      Confidential Resignation Agreement*                               10-Q   05/31/96  10.37
10.38      Sublease of the Land and Lease of the Improvements By and
           Between Sumitomo Bank Leasing and Finance Inc. and Adobe
           Systems Incorporated (Phase 2)                                                                        X
11         Computation of Earnings Per Common Share                                                              X
27         Financial Data Schedule                                                                               X

------------------------

* Compensatory plan or arrangement

    (b)  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed in the quarter ended August 30, 1996.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADOBE SYSTEMS INCORPORATED

                                          By /s/ CHARLES M. GESCHKE
                                            ------------------------------------

                                                    Charles M. Geschke,
                                              PRESIDENT, DIRECTOR, AND ACTING
                                            CHIEF FINANCIAL OFFICER (PRINCIPAL
                                                    FINANCIAL OFFICER)

Date: October 10, 1996

                             SUMMARY OF TRADEMARKS

    The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

    Acrobat
    Adobe
    Display PostScript
    Illustrator
    FrameMaker
    PageMaker
    PageMill
    Photoshop
    PostScript
    Premiere
    SiteMill

    All other brand or product names are trademarks or registered trademarks of their respective holders.