Form 10-K
period 1996-11-29
ADOBE SYSTEMS INC
filed 1997-02-21
CIK 796343

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

                  FOR THE FISCAL YEAR ENDED NOVEMBER 29, 1996

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER: 33-6885
                            ------------------------

                           ADOBE SYSTEMS INCORPORATED

             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                77-0019522
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

345 PARK AVENUE, SAN JOSE, CALIFORNIA                   95110-2704
   (Address of principal executive                      (Zip Code)
               offices)

       Registrant's telephone number, including area code: (408) 536-6000
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. /X/

    The aggregate market value of the common stock held by non-affiliates of the registrant as of December 27, 1996 was $2,604,622,692.

    The number of shares outstanding of the registrant's common stock as of December 27, 1996 was 71,680,962.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement dated March 3, 1997 to be delivered to shareholders in connection with the Notice of Annual Meeting of Shareholders to be held on April 9, 1997 are incorporated by reference into Part II.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                          PAGE NO.
                                                                                                          ---------
                                                       PART I

Item 1.     Business....................................................................................      3

Item 2.     Properties..................................................................................     10

Item 3.     Legal Proceedings...........................................................................     11

Item 4.     Submission of Matters to a Vote of Security Holders.........................................     12

                                                      PART II

Item 5.     Market for Registrant's Common Stock and Related Shareholder Matters........................     13

Item 6.     Selected Financial Data.....................................................................     14

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......     15

Item 8.     Financial Statements and Supplemental Data..................................................     27

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure........     28

                                                      PART III

Item 10.    Directors and Executive Officers of the Registrant..........................................     29

Item 11.    Executive Compensation......................................................................     32

Item 12.    Security Ownership of Certain Beneficial Owners and Management..............................     33

Item 13.    Certain Relationships and Related Transactions..............................................     34

                                                      PART IV

Item 14.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K.............................     35

Signatures..............................................................................................     37

Summary of Trademarks...................................................................................     38

Financial Statements....................................................................................     39

Financial Statement Schedule............................................................................     63

Exhibits................................................................................................     65

FORWARD-LOOKING STATEMENTS

    IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1997. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                                     PART I

ITEM 1.  BUSINESS

                               BUSINESS OVERVIEW

    Adobe Systems Incorporated ("the Company" or "Adobe") develops, markets, and supports computer software products and technologies that enable users to express and use information across all print and electronic media. The Company's software runs on Microsoft Windows, Apple Macintosh, and UNIX platforms. The Company offers a market-leading line of application software and type products for creating and distributing visually rich communication materials; licenses its industry-standard technologies to major hardware manufacturers, software developers, and service providers; and offers integrated software solutions to businesses of all sizes.

    The Company was incorporated in California in October 1983. On August 31, 1994, the Company completed its acquisition of Aldus Corporation ("Aldus") after approval by the shareholders of both companies and the Federal Trade Commission ("FTC"). The FTC approved the acquisition after Adobe agreed to the condition that the rights to the Aldus FreeHand program revert to Altsys Corporation in January 1995. Aldus' flagship product was PageMaker, a leading professional page layout program for Windows and Macintosh platforms. On October 28, 1995, Adobe completed its acquisition of Frame Technology Corporation ("Frame") following approval by Frame's shareholders and the FTC. Frame's key product, FrameMaker software, is used in the writing and publishing business to create and prepare critical business and technical documents such as books and technical manuals. Both of these acquisitions were accounted for as poolings of interests and qualified as tax-free reorganizations.

    The Company maintains its executive offices and principal facilities at 345 Park Avenue, San Jose, California 95110-2704. Its telephone number is 408-536-6000. The Company also maintains a World Wide Web site at
HTTP://WWW.ADOBE.COM.

                                    PRODUCTS

    Twelve years ago, Adobe and Aldus developed the software that initiated desktop publishing. Today, Adobe is uniquely positioned to make a further dramatic impact not only on how society creates visually rich information, but also on how it distributes and accesses that information electronically.

    While other major software companies' products deal in raw words, data, and numbers, Adobe software helps people use the computer to express and share their ideas in imaginative and meaningful new ways, whether the choice of media is static or dynamic, paper or electronic. In the simplest terms, Adobe products enable people to create, send, view, and print high-impact information.

    Adobe software enables users to work with professional creative tools; assemble illustrations, images, and text into fully formatted documents; output documents directly to any kind of printing device; and distribute documents on paper, video, or compact disc, over an e-mail system, corporate network, on-line service, or the Internet. Moreover, Adobe software enables users to perform all of these tasks across multiple computing environments, including Microsoft Windows, Apple Macintosh, and UNIX.

PRINTING AND SYSTEMS PRODUCTS

    Adobe PostScript--the standard imaging language that delivers the highest quality output, cross-platform compatibility, and top performance for printing devices from corporate desktop printers to high-end publishing printers.

    Adobe PrintGear--a new printing architecture that redefines the standards for high-performance, low-cost, high-quality printing for the small office/home office and small corporate workgroup environments.

    Adobe "Supra"--the innovative new production printing architecture, code-named Supra, integrates Adobe PostScript and the Portable Document Format ("PDF"). This architecture has been endorsed by the printing industry as the new standard for high-performance prepress and production printing environments.

GRAPHICS PRODUCTS

    Adobe Photoshop--the standard in photo design and production for print, the Web, and multimedia used by graphic designers, Webmasters, and digital photographers.

    Adobe PageMaker--the most complete solution for creating and producing professional-quality printed and electronic pages used by designers, publishers, and prepress professionals around the world.

    Adobe Illustrator--a leading illustration and page design tool for print, the Web, and multimedia used by illustrators and Web designers.

    Adobe Premiere--the industry standard for digital video editing used in multimedia and video production.

    Adobe After Effects--the industry standard for 2D animation, motion compositing, and special effects used in multimedia, broadcast and film production.

PUBLISHING PRODUCTS

    Adobe FrameMaker--a widely used application for authoring and publishing long and complex documents including books, technical manuals, and reports.

    Adobe Type Library--the industry standard in the commercial printing and graphic arts markets, containing over 2,100 high-quality outline typefaces.

INTERNET PRODUCTS

    Adobe Acrobat--the fastest way to publish and distribute business documents of any kind on corporate intranets, the Web, or CD-ROM. Acrobat software includes everything needed to create and distribute rich electronic documents that can be viewed seamlessly within the leading Web browsers.

    Adobe PageMill--the tools users need to create full-featured Web pages without having to know HTML or URLs. It's a simple drag-and-drop operation, from creating or importing text and images to adding audio, video, and animation.

    Adobe SiteMill--for advanced Web page authoring and site management. Provides the editing features of Adobe PageMill and preserves links no matter how pages and files are renamed or how site is restructured.

CONSUMER PRODUCTS

    Adobe PhotoDeluxe--the software that allows consumers and small businesses to easily modify and personalize their photos.

                                  COMPETITION

    The markets for Adobe products are characterized by intense competition, evolving industry standards, rapid technology developments, and frequent new product introductions. Adobe's future success will depend on its ability to enhance its existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, extend its core technology into new applications, and anticipate or respond to emerging standards and other technological changes.

PRINTING AND SYSTEMS PRODUCTS

    Adobe believes that the principal competitive factors for original equipment manufacturers ("OEMs") in selecting a page description language or a printing technology are product capabilities, market leadership, reliability, support, engineering development assistance, and price. The Company believes that it competes favorably in these areas with technology competency and OEM relationships. Adobe PostScript and PrintGear software face competition from Hewlett-Packard's LaserJet product family, with its proprietary PCL page description language, and from PostScript language clone developers, including Xionics and Harlequin.

GRAPHICS PRODUCTS

    Within its Graphics Products Division, Adobe markets five category-leading products that fall into two major groupings: professional publishing (Photoshop, PageMaker, and Illustrator) and video editing (Premiere and After Effects). In these groupings, the individual products compete favorably on the basis of features and functions, installed base, ease of use, product reliability, and price and performance characteristics. In addition, the products increasingly work well together, providing broader functionality and minimizing product learning issues for the professional who uses multiple applications to complete a project.

    A number of companies currently offer one or more products that compete directly or indirectly with one or more of Adobe's graphics products. These companies include Quark, Macromedia, Corel, Fractal, Avid, and Microsoft.

    With the advent of the World Wide Web, the needs of the graphics professional are rapidly changing to encompass on-line publishing as well as print-based publishing. These changing customer needs will create new opportunities for Adobe's graphics products, drive the Company's product development cycles, and introduce new potential competitors.

PUBLISHING PRODUCTS

    In the authoring and publishing market, the Company faces competition from large-scale electronic publishing systems developed by several companies, including Interleaf. Also, companies that develop word-processing software such as Microsoft and Corel are incorporating desktop publishing features into their products. Participants in this market compete based on the quality and features of their products, the level of customization and integration with other publishing system components, the number of hardware platforms supported, service, and price. The Company believes it can successfully compete in this market due to the quality and features of the FrameMaker product, its extensive application programming interface, the large number of platforms supported, and other factors.

    In the typeface software market, the Company faces competition from other vendors of high-quality typeface software, including Agfa, Linotype, and Monotype. Participants in this market compete based on the variety, availability, and price of their offerings. The Company believes it can compete successfully in this market due to its large library, global presence, electronic delivery options, and competitive pricing. In the lower end of the market, computer operating systems are generally sold with a selection of typefaces bundled with the operating system by the vendor. Because of this, and given that prices have fallen significantly in recent years, it is difficult to achieve retail market presence with other typeface packages.

INTERNET PRODUCTS

    The Internet is a new and highly volatile market, characterized by rapid technology developments and frequent new product introductions. Adobe faces intense competition from companies offering similar products and will continue to face competition from emerging technologies and products. Some of these competitors include Macromedia, Microsoft, Netscape, and Novell.

CONSUMER PRODUCTS

    The consumer software market is characterized by extreme competition, price sensitivity, brand awareness, and strength in retail distribution. Adobe faces direct and indirect competition in these markets from a number of companies, including Microsoft and Broderbund. The Company believes it will compete successfully due to its strong relationships with critical OEMs and market influencers and its ability to leverage core competencies from established products.

                                   OPERATIONS

MARKETING AND DISTRIBUTION

    Adobe markets and distributes its products directly and through various channels, including retailers, systems integrators, software developers, and value-added resellers, as well as through OEM and hardware bundle customers. Adobe supports its worldwide distribution network and end-user customers through international subsidiaries. Adobe Systems Europe Ltd., established in 1987, is headquartered in Edinburgh, Scotland, with subsidiaries in France, Germany, Italy, the Netherlands, Spain, Sweden, and the United Kingdom. Adobe's Pacific Rim presence includes Adobe Systems Co., Ltd.--based in Tokyo and established in 1989--as well as operations in Australia, Hong Kong, and Mexico.

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

    To date, Adobe has not experienced significant difficulties in obtaining raw materials for the manufacture of its products or in the duplication of disks, printing, and assembly of components, although an interruption in production by a supplier could result in a delay in shipment of Adobe's products. There was no material backlog of orders as of December 27, 1996.

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

INVESTMENT IN NEW MARKETS

    In 1994, Adobe invested in a venture capital limited partnership that is chartered to invest in innovative companies strategic to its software business. Adobe Ventures LP ("AVLP") enables the Company to join other investors in making new products and services available to computer users and in building new market opportunities. Adobe has thus invested in new markets, and intends to continue investing in new markets, both through the limited partnership as well as direct investments by the Company.

    The Company owns a minority interest in certain companies and a majority interest in AVLP. Investments in publicly traded equity securities that are free of trading restrictions, or will become free of trading restrictions within one year, are carried at fair value based on quoted market prices. Investments in equity securities that are not publicly traded, or are restricted from trading for more than one year, are carried at the lower of cost or market.

    The investment in AVLP is accounted for using the equity method of accounting and accordingly the investment is adjusted to reflect the Company's share of AVLP's investment income (loss) and dividend distributions. AVLP carries its investments in equity securities at an estimated fair market value and unrealized gains and losses are included in investment income (loss). Most of the companies in which AVLP invests are not publicly traded and have no established market, and certain publicly traded investments are restricted from trading. As such, these investments are valued based on estimates made by the management of AVLP and typically include a discount to reflect trading restrictions associated with these investments. The fair value of AVLP's investments in companies that are publicly traded is based on quoted market prices.

    The Company's portfolio in equity investments including its investment in AVLP as of November 29, 1996 had a cost basis of $41.2 million and was valued at $97.7 million. Gross proceeds from the sale of equity securities during 1996 was $72.6 million. The Company's equity investments and AVLP's investments in equity securities at November 29, 1996 consisted of the following companies:

                                                                                  PRIVATE       PUBLIC
                                                                               -------------  -----------
ADOBE EQUITY INVESTMENTS
  Ameriquest.................................................................                      X
  Datalogics.................................................................        X
  McQueen Holdings Ltd.......................................................        X
  Netscape Communications Corporation........................................                      X
  Objectivity................................................................        X
  Pointcast Incorporated.....................................................        X
  Verity Incorporated........................................................                      X
  Vertec Solutions Incorporated..............................................        X

ADOBE VENTURES L.P. EQUITY INVESTMENTS
  Cascade Systems International..............................................        X
  Cognito Learning Media Inc.................................................        X
  Crosswise Corporation......................................................        X
  Digimarc Corporation.......................................................        X
  Digital Think Incorporated.................................................        X
  Electronic Submission Publishing Systems, Incorporated.....................        X
  Extensis Corporation.......................................................        X
  Filenet Corporation........................................................                      X
  Fractal Designs Incorporated...............................................                      X
  Lantana Research Corporation...............................................        X
  Managing Editor Incorporated...............................................        X
  mFactory, Inc..............................................................        X
  Peerless Systems Corporation...............................................                      X
  Salon Internet, Inc........................................................        X
  Siebel Systems Incorporated................................................                      X

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

    During the years ended November 29, 1996, December 1, 1995 and November 25, 1994, the Company's research and development expenses, including costs related to contract development, were $152.9 million, $138.6 million, and $113.8 million, respectively. During each of the years 1996, 1995, and 1994, the Company acquired in purchase transactions one or more software developers. In each of these transactions, a portion of the purchase price was allocated to in-process research and development and expensed at the time of the acquisition. In 1996, 1995, and 1994, $21.3 million, $15.0 million, and $15.5 million was expensed, respectively.

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

                                   EMPLOYEES

    As of December 27, 1996, Adobe employed 2,266 people, none of whom are represented by a labor union. The Company has not experienced work stoppages and believes its employee relations are good. Competition in recruiting personnel in the software industry is intense. Adobe believes its future success will depend in part on its continued ability to recruit and retain highly skilled management, marketing, and technical personnel.

ITEM 2.  PROPERTIES

    The following table sets forth the location, approximate square footage, and use of each of the principal properties used by the Company. Except as where indicated, all of the properties are leased or subleased by the Company. Such leases expire at various times through May 2015. The annual base rent expense for all facilities (including operating expenses, property taxes, and assessments) is currently $22.6 million and is subject to annual adjustment.

                                  APPROXIMATE
                                     SQUARE
            LOCATION                FOOTAGE                                    USE
--------------------------------  ------------  ------------------------------------------------------------------
North America:                        354,000   Research, product development, sales, marketing and administration
  345 Park Avenue
  San Jose, California
  U.S.A.
  333 West San Carlos Avenue          105,970   Sales and administration
  San Jose, California
  U.S.A.
  303 Almaden Boulevard               131,027   Sales, administration, research and product development
  San Jose, California
  U.S.A.
  2400 Condensa Avenue                120,000   Distribution
  Santa Clara, California
  U.S.A.
  411 First Avenue South              185,000   Product development and customer support
  Seattle, Washington
  U.S.A.
Europe:                                22,000   Sales, marketing, and administration
  Five Mid New Cultins
  Edinburgh EH11 4DU
  Scotland, United Kingdom
  (Owned)
Japan:                                 20,237   Sales, marketing, and administration
  Yebisu Garden Place Tower
  4-20-3 Ebisu, Shibuya-ku
  Tokyo 150 Japan

In general, all facilities are in good condition and are operating at capacities which range from 75 percent to 100 percent.

ITEM 3.  LEGAL PROCEEDINGS

    Quantel Limited, a U.K. corporation, filed and served on the Company in January 1996 a complaint alleging that the Adobe Photoshop program infringes five U.S. patents held by Quantel. The complaint was filed in the United States District Court for the District of Delaware. The complaint seeks a permanent injunction and unspecified damages. The Company has analyzed the patents and believes it has adequate legal defenses to the major causes of action and intends to vigorously defend the lawsuit. The case is currently in the discovery phase.

    On February 6, 1996, a securities class action complaint was filed against Adobe, certain of its officers and directors, certain former officers of Adobe and Frame, Hambrecht & Quist, LLP ("H&Q"), investment banker for Frame, and certain H&Q employees, in connection with the drop in the price of Adobe stock following its announcement of financial results for the quarter ended December 1, 1995. The complaint was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that the defendants misrepresented material adverse information regarding Adobe and Frame and engaged in a scheme to defraud investors. The complaint seeks unspecified damages for alleged violations of California law. Adobe believes that the allegations against it and its officers and directors are without merit and intends to vigorously defend the lawsuit. The case is currently in the discovery phase.

    Management believes that the ultimate resolution of these matters will not have a material impact on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    The Company's common stock is traded on The Nasdaq Stock Market under the symbol "ADBE." On December 27, 1996, there were 2,238 holders of record of the Company's common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders. The following table sets forth the high and low sales price per share of the Company's common stock, and the dividends paid per share, for the periods indicated.

                                                                                         PRICE RANGE
                                                                                     --------------------   PER SHARE
                                                                                       HIGH        LOW      DIVIDEND
                                                                                     ---------  ---------  -----------
Fiscal 1995:
  First Quarter....................................................................  $   36.25  $   27.25   $    0.05
  Second Quarter...................................................................      58.75      34.25        0.05
  Third Quarter....................................................................      66.50      44.38        0.05
  Fourth Quarter...................................................................      70.25      45.00        0.05

  Fiscal Year......................................................................      70.25      27.25        0.20

Fiscal 1996:
  First Quarter....................................................................  $   74.25  $   30.00   $    0.05
  Second Quarter...................................................................      45.13      30.75        0.05
  Third Quarter....................................................................      37.88      28.50        0.05
  Fourth Quarter...................................................................      44.13      31.50        0.05

  Fiscal Year......................................................................      74.25      28.50        0.20

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

                                                                             YEARS ENDED
                                                     ------------------------------------------------------------
                                                       NOV. 29       DEC. 1     NOV. 25     NOV. 26     NOV. 27
                                                         1996         1995        1994        1993        1992
                                                     ------------  ----------  ----------  ----------  ----------
Operations:
  Revenue..........................................  $    786,563  $  762,339  $  675,617  $  580,103  $  520,031
  Merger transaction and restructuring costs.......         4,955      31,534      72,183      25,800      --
  Income before income taxes.......................       244,824     163,853      52,946      72,358      89,981
  Net income(1)....................................       153,277      93,485      15,337      42,007      57,664
  Net income per share(1)..........................          2.04        1.26        0.22        0.62        0.84
  Dividends declared per common share(2)...........          0.20        0.20        0.20        0.20        0.16
Financial position:
  Cash and short-term investments..................       564,116     516,040     444,768     344,714     275,522
  Working capital..................................       506,092     506,472     402,837     347,683     300,180
  Total assets.....................................     1,012,285     884,732     710,000     597,696     525,849
  Shareholders' equity.............................       706,514     698,417     514,315     457,216     418,771
Additional data:
  Worldwide employees..............................         2,222       2,322       2,055       2,500       2,407

------------------------

(1) Includes $68.9 million in 1996 of investment gains less $26.2 million for the write-off of acquired in-process research and development costs and restructuring charges from divested products. Also reflects $46.5 million of incremental costs incurred during 1995 in connection with the acquisition of Frame and the write-off of acquired in-process research and development costs, and $87.7 million during 1994 in connection with the acquisition of Aldus and the write-off of acquired in-process research and development costs. (For additional information, see Note 2 and Note 7 of Notes to Consolidated Financial Statements.)

(2) Amounts prior to the acquisitions of Frame on October 28, 1995 and Aldus on August 31, 1994 have not been restated to reflect the effects of the poolings of interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION (PRESENTED IN MILLIONS, EXCEPT PER SHARE AMOUNTS) SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.

    IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1997. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                             RESULTS OF OPERATIONS

OVERVIEW

    Adobe Systems Incorporated ("Adobe" or the "Company") develops, markets, and supports computer software products and technologies that enable users to create, display, manage, communicate, and print electronic documents. The Company licenses its technology to major computer, printing, and publishing suppliers, and markets a line of application software products and type products for authoring and editing visually rich documents. The Company distributes its products through a network of original equipment manufacturer ("OEM") customers, distributors and dealers, and value-added resellers ("VARs") and system integrators. The Company has operations in North America, Europe, Japan, Asia-Pacific and Latin America.

    On October 28, 1995, the Company issued approximately 8.5 million shares of its common stock in exchange for all of the common stock of Frame. Prior to its acquisition by the Company, on July 28, 1995, Frame acquired all of the common stock of Mastersoft, Inc. ("Mastersoft") in exchange for approximately 0.6 million equivalent shares of Adobe common stock. On August 31, 1994, the Company issued approximately 14.2 million shares of its common stock in exchange for all of the common stock of Aldus. These business combinations have been accounted for as poolings of interests, and, accordingly, the consolidated financial statements for periods prior to the combinations have been restated to include the results of operations, financial position, and cash flows of Frame, Mastersoft, and Aldus.

    There were no significant transactions among the Company, Frame, and Aldus prior to the combinations which required elimination. Prior to the combination Frame reported revenue and net income of $68.2 million and $10.5 million, respectively, for the nine-month period ended September 1, 1995 and reported revenue and net income of $77.8 million and $11.9 million, respectively, for the year ended November 25, 1994. Prior to the combination, Aldus reported revenue and net income of $172.2 million and $5.1 million, respectively, for the nine-month period ended August 26, 1994. Certain adjustments were made to Frame's tax provision and deferred tax accounts to reflect tax benefits available to the combined company.

    In January 1996, the Company divested its prepress applications product business to a newly established company, Luminous Corporation ("Luminous"). Under the terms of the agreement, Luminous continued to develop, market, and distribute Adobe's prepress application products and Adobe maintained ownership of certain core technologies for Adobe prepress products. Revenue from the prepress application business unit was approximately $10.4 million in fiscal year 1995. In October of 1996, the Company sold its remaining interest in Luminous for approximately $6.8 million which was recorded as a realized gain.

REVENUE

                                                                      1996        CHANGE        1995        CHANGE        1994
                                                                    ---------  -------------  ---------  -------------  ---------
Total revenue.....................................................  $   786.6           3%    $   762.3          13%    $   675.6

    Revenue growth in 1996 and 1995 is attributable to increases in both licensing activity related to the Company's PostScript interpreter and application products shipments resulting from the release of new and enhanced products. In 1995, the increase in application products revenue was partially offset by the divestiture of Aldus FreeHand in January 1995 and the discontinuance of Aldus PhotoStyler in late 1994. Product unit volume (as opposed to price) growth was the principal factor in the Company's revenue growth in application products revenue. No customer accounted for more than 10 percent of the Company's total revenue in 1996, 1995, or 1994.

                                                                1996         CHANGE         1995         CHANGE         1994
                                                             -----------  -------------  -----------  -------------  -----------
Product group revenue--Licensing...........................  $   196.7             7%    $   183.4            17%    $   156.7
Percentage of total revenue................................       25.0%                       24.1%                       23.2%

    Licensing revenue is derived from shipments by OEM customers of products containing the Adobe PostScript interpreter and the Display PostScript system. Such products include standard roman printers as well as printers that work with Japanese, Chinese, and Korean languages, imagesetters, and workstations. Licensing revenue is also derived from shipments of products containing the Configurable PostScript Interpreter ("CPSI") by OEM customers. CPSI is a fully functional PostScript interpreter that resides on the host computer system rather than in a dedicated controller integrated into an output device. The configuration flexibility of CPSI allows OEMs and software developers to create and market a variety of PostScript products independently of controller hardware development. Adobe PostScript products sell to the small office/home office ("SOHO") market, as well as the corporate enterprise and high-end imagesetter markets.

    The number of units shipped by OEMs continued to grow on an annual basis in 1996 and 1995. Royalty per unit is generally calculated as a percentage of the end user list price of a printer, although there are some components of licensing revenue based on a flat dollar amount per unit that typically do not change with list prices. During this period, some OEMs introduced lower end printers or reduced their list prices on lower end printers, which resulted in lower royalties per unit on such printers. However, in 1996 and 1995, this trend was offset by increased demand for CPSI and by increased demand for color capability as well as greater penetration into the Japanese market, all of which have higher royalties per unit.

    The Company has seen year-to-year increases in the number of OEM customers from which it is receiving licensing revenue and believes that such increases are attributable to the continued acceptance of PostScript software, as well as to the diversification of the Company's customer base across multiple platforms. In 1997, Adobe will introduce new PrintGear products that will serve the SOHO markets. Also in 1997, one of Adobe's largest PostScript customers, Hewlett-Packard Company, plans to introduce in the corporate enterprise market products that do not contain Adobe PostScript software. These products are expected to contain a non-Adobe clone version of PostScript and are expected to reach the market in July of 1997. All of these factors may impact the Company's ability to maintain or sustain revenue growth in this area.

                                                                1996         CHANGE         1995         CHANGE         1994
                                                             -----------  -------------  -----------  -------------  -----------
Product group revenue--Application products................  $   589.9             2%    $   578.9            12%    $   519.0
Percentage of total revenue................................       75.0%                       75.9%                       76.8%

    Application products revenue is derived from shipments of application software programs marketed through retail and distribution channels; however, Adobe PageMill, Adobe SiteMill, Adobe FrameMaker, and Adobe Acrobat products are becoming more widely distributed through VARs and systems integrators.

    Application products revenue growth in 1996 was primarily due to increased demand for Adobe Photoshop, Adobe Illustrator, the Adobe Acrobat family of products, and sales of PageMill and SiteMill. The increase was partially offset by decreased demand for FrameMaker and Adobe PageMaker products. The Company released Photoshop 4.0 for both the Macintosh and Windows platforms, and Acrobat
3.0 near the end of the fourth quarter of 1996. In addition, PageMill and SiteMill, which were both released in late 1995, added revenue in 1996. In 1995, application products revenue increased as a result of higher sales of Photoshop, PageMaker, FrameMaker, and the Acrobat family of products. The Company released Adobe PageMaker 6.0 for the Macintosh platform late in the third quarter of 1995, and for the Windows platform in the fourth quarter of 1995. In addition, the Company released Adobe Photoshop 3.0 for the Windows platform in the first quarter of 1995 and released new Acrobat products or new versions of existing products throughout 1995. The 1995 revenue growth was partially offset by the divestiture of Aldus FreeHand in January 1995 and the discontinuance of Aldus PhotoStyler late in 1994. These two products aggregated $53.2 million of revenue in 1994.

    In general, the Company's application products on the Windows platform have experienced greater growth than those on the Macintosh platform during 1996. The Company expects this trend to continue for the foreseeable future.

DIRECT COSTS

                                                                1996         CHANGE         1995         CHANGE         1994
                                                             -----------  -------------  -----------  -------------  -----------
Direct costs...............................................  $   141.1             8%    $   130.3             7%    $   122.0
Percentage of total revenue................................       17.9%                       17.1%                       18.1%

    Direct costs include royalties; amortization of acquired technologies; and direct product, packaging, and shipping costs. During 1994, direct costs also included amortization of typeface production costs, which totaled $4.8 million.

    Gross margins, in general, are affected by the mix of licensing revenue versus application products revenue as well as the product mix within application products. Direct costs were slightly higher in 1996 compared to 1995 as a percentage of revenue due to higher localization costs. Also, there was a general decline in 1996 in FrameMaker revenue and associated gross margins. In 1995, direct costs decreased as a percentage of revenue from 1994, primarily from the lump sum payment in lieu of all royalty obligations to the developers of the technology underlying Photoshop, which lowered direct costs for that product, as well as a continued benefit from efforts to reduce unit manufacturing costs, royalty agreement rates and typeface production costs amortization.

    Gross margins for application products are expected to increase slightly in 1997 because the Company intends to distribute more application products via CD-ROM media.

OPERATING EXPENSES

                                                                1996         CHANGE         1995         CHANGE         1994
                                                             -----------  -------------  -----------  -------------  -----------
Software development costs--Research and development.......  $   152.9            10%    $   138.6            22%    $   113.8
Percentage of total revenue................................       19.4%                       18.2%                       16.8%

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

    The Company believes that continued investments in research and development are necessary to remain competitive in the marketplace, and are directly related to continued, timely development of new and enhanced products. Accordingly, the Company intends to continue recruiting and hiring experienced software developers. While the Company expects that research and development expenditures in 1997 will increase in absolute dollars, such expenditures are expected to remain approximately the same as a percentage of revenue.

                                                                    1996         CHANGE        1995         CHANGE        1994
                                                                 -----------  ------------  -----------  ------------  -----------
Software development costs--Amortization of capitalized
  software development costs...................................  $     2.5          (77)%   $    11.1          (23)%   $    14.3
Percentage of total revenue....................................        0.3%                       1.5%                       2.1%

    In the implementation of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development expenditures on Adobe products, after achieving technological feasibility, were deemed to be immaterial. Certain software development expenditures on Frame and Aldus products have been capitalized and are being amortized over the lives of the respective products. Amortization of capitalized software development costs decreased in 1996 and 1995 as a result of achieving full amortization of all Frame products by the end of 1996 and Aldus products by the end of 1995.

    For all of 1996, software development expenditures on all products, after reaching technological feasibility, were immaterial and the Company expects this trend to continue in the future.

                                                                1996         CHANGE         1995         CHANGE         1994
                                                             -----------  -------------  -----------  -------------  -----------
Sales, marketing, and customer support.....................  $   255.0             5%    $   242.7             3%    $   234.8
Percentage of total revenue................................       32.4%                       31.8%                       34.7%

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

    Increases in sales, marketing, and customer support expenses in 1996 are due to increased advertising and promotional expenditures for upgrades of existing products and further development of customer and technical support services to support a growing installed base of customers. In 1995, reduced costs resulting from the restructuring of the combined company after the acquisition of Aldus in 1994 resulted in a decrease in costs as a percentage of revenue.

    For 1997, sales, marketing, and customer support expenditures are expected to increase in absolute dollars, but decrease as a percentage of revenue. The increase in absolute dollars in 1997 will be due to new product releases, increased investment in the Windows market and programs related to furthering worldwide recognition of the Adobe brand.

                                                                      1996        CHANGE         1995        CHANGE        1994
                                                                     ------       -------       ------       ------       ------
General and administrative.........................................  $62.0           6%         $58.5         (3)%        $60.5
Percentage of total revenue........................................    7.9%                       7.7%                      9.0%

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

    General and administrative expenses increased during 1996 compared to 1995. The increase resulted primarily from Frame integration costs in the first quarter of 1996 and a higher headcount entering fiscal 1996. In addition, the increase was driven by salary increases and higher rent expense, as well as higher systems and legal costs in 1996. The 1995 decrease compared to 1994 spending reflects savings related to the restructuring of the combined company after the acquisition of Aldus, partially offset by costs related to the acquisition of Frame.

    The Company expects general and administrative spending in 1997 to be slightly higher than 1996 levels as a percentage of revenue as the Company continues to incur litigation costs and invest in an expanded and more comprehensive administrative infrastructure.

                                                                     1996         CHANGE         1995         CHANGE         1994
                                                                     -----        ------         -----        ------         -----
Write-off of acquired in-process research and development..........  $21.3          42%          $15.0          (3)%         $15.5
Percentage of total revenue........................................   2.7 %                       2.0 %                       2.3 %

    During 1996, 1995, and 1994, the Company acquired six software companies, in separate transactions, and accounted for them using the purchase method. In each of these transactions, a portion of the purchase price was allocated to in-process research and development and was expensed at the time of the acquisitions. In 1996, 1995 and 1994, the Company expensed $21.3 million, $15.0 million and $15.5 million, respectively.

                                                                     1996        CHANGE        1995        CHANGE        1994
                                                                     -----       ------       ------       ------       ------
Merger transaction and restructuring costs.........................  $5.0        (84)%        $31.5        (56)%        $72.2
Percentage of total revenue........................................   0.6%                      4.1%                     10.7%

    Merger transaction and restructuring costs for 1996 were $5.0 million. This represents charges of $5.7 million less the reversal of $0.7 million of excess reserves related to restructuring costs recorded in prior years. The 1996 charges were recorded in connection with the disposition of two business units previously owned by Frame.

    During the fourth quarters of 1995 and 1994, the Company recorded merger transaction and restructuring costs primarily associated with the acquisitions of Frame and Aldus, respectively, of $31.5 million and $72.2 million, respectively. In 1995, the Company analyzed the remaining accrued restructuring costs related to the acquisition of Aldus as well as the remaining accrued restructuring costs related to a 1993 restructuring implemented by Frame. As a result of this analysis, it was determined that approximately $1.0 million represented excess reserves and, therefore, this amount was reversed and credited to "Merger transaction and restructuring costs" in the Consolidated Statements of Income.

    At November 29, 1996, the remaining accrued restructuring balance relates to lease and third-party contract termination payments, resulting from the planned closure of duplicate offices in Europe and the United States. These payments are expected to continue through the lease terms or negotiated early termination date, if applicable.

NONOPERATING INCOME

                                                                1996        CHANGE         1995         CHANGE        1994
                                                             -----------  -----------  ------------  ------------  -----------
Investment gain (loss).....................................  $    68.9        9,223%   $    (0.8)         (123)%   $    (0.3)
Percentage of total revenue................................        8.8%                     --                         --

    Investment gain (loss) consists principally of realized gains or losses from direct investments as well as mark-to-market valuation adjustments for Adobe Ventures LP investments.

    Investment gains and losses increased in 1996 primarily as a result of realized gains of approximatley $43.6 million and approximately $6.8 million for the sale of a portion of the Company's investment in Netscape Communications Corporation and its entire investment in Luminous Corporation, respectively. Also, a portion of one of the equity investments included in the Adobe Ventures LP portfolio was sold for a gain of $13.9 million during 1996 and at November 29, 1996 the remaining portion of this investment was marked-to-market for an unrealized gain of approximately $3.7 million. These and other gains were partially offset by write-downs on certain other investments.

                                                                   1996         CHANGE         1995         CHANGE        1994
                                                                -----------  -------------  -----------  ------------  -----------
Interest and other income.....................................  $    29.2            (3)%   $    30.0           179%   $    10.8
Percentage of total revenue...................................        3.7%                        3.9%                       1.6%

    Interest and other income consists principally of interest earned on cash, cash equivalents, and short term investments as well as foreign exchange transaction gains and losses.

    Interest and other income decreased by $0.8 million in 1996 from 1995 and increased $19.3 million in 1995 from 1994. The slight decrease in 1996 from 1995 is primarily due to foreign exchange gains in 1995 combined with foreign exchange losses in 1996. The increase in 1995 from 1994 is primarily due to a larger investment base and generally higher interest rates in 1995 compared to 1994. In addition, the Company increased the weighted average days-to-maturity of its investments in 1995, which generated higher rates of return. Interest and other income was adversely impacted by $1.5 million in 1994, as the Company sold several securities (acquired in the Aldus acquisition) for losses in principal created by increases in interest rates during 1994.

INCOME TAX PROVISION

                                                                   1996         CHANGE         1995         CHANGE         1994
                                                                -----------  -------------  -----------  -------------  -----------
Income tax provision..........................................  $    91.5            30%    $    70.4            87%    $    37.6
Percentage of total revenue...................................       11.6%                        9.2%                        5.6%
Effective tax rate............................................       37.4%                       42.9%                       71.0%

    The Company's effective tax rate in 1996 decreased from 1995, due primarily to the impact of lower non-deductible merger acquisition costs and lower non-deductible goodwill amortization. The Company's effective tax rate in 1995 decreased significantly from the effective tax rate of 1994, due primarily to smaller one-time, nondeductible merger transaction and restructuring costs and increased tax-exempt income. An analysis of the differences between the statutory and effective income tax rates is provided in Note 8 of Notes to Consolidated Financial Statements.

NET INCOME AND NET INCOME PER SHARE

                                                            1996         CHANGE         1995         CHANGE        1994
                                                         -----------  -------------  -----------  ------------  -----------
Net income.............................................  $   153.3            64%    $    93.5           510%   $    15.3
Percentage of total revenue............................       19.5%                       12.3%                       2.3%
Net income per share...................................  $    2.04            62%    $    1.26           473%   $    0.22
Weighted shares (in thousands).........................     75,064             1%       74,253             6%      70,169

    Net income for 1996 represents a 64 percent increase over 1995, while 1995 net income increased 510 percent from that of 1994. Results of operations in each of the three years included several one-time charges, and in 1996 significant investment gains that would not normally be included in the Company's operating results. A reconciliation of the reported results of operations to the results of operations excluding these one-time charges for each of the years follows.

                                                                                     1996
                                                              ---------------------------------------------------
                                                              INCOME BEFORE  INCOME TAX               NET INCOME
                                                              INCOME TAXES    PROVSION    NET INCOME   PER SHARE
                                                              -------------  -----------  ----------  -----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported results of operations..............................   $   244,824    $  91,547   $  153,277   $    2.04
Write-off of acquired in-process research and development
  costs.....................................................        21,251        1,837       19,414        0.26
Restructuring costs.........................................         4,955        1,505        3,450        0.05
Other one-time charges......................................         2,917          886        2,031        0.03
Net investment gain.........................................       (68,875)     (18,873)     (50,002)      (0.67)
                                                              -------------  -----------  ----------  -----------
Results of operations excluding one-time charges (gains)....   $   205,072    $  76,902   $  128,170   $    1.71
                                                              -------------  -----------  ----------  -----------
                                                              -------------  -----------  ----------  -----------

                                                                                      1995
                                                              ----------------------------------------------------
                                                              INCOME BEFORE  INCOME TAX                NET INCOME
                                                              INCOME TAXES    PROVSION    NET INCOME   PER SHARE
                                                              -------------  -----------  ----------  ------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported results of operations..............................   $   163,853    $  70,368   $   93,485   $    1.26
Write-off of acquired in-process research and development...        14,983       --           14,983        0.20
Acquisition of Frame:
  Merger transaction costs..................................        11,399       --           11,399        0.15
  Restructuring costs.......................................        20,135        6,086       14,049        0.19
Other one-time charges......................................         3,160        1,484        1,676        0.02
Effect of fourth quarter antidilutive common stock
  equivalents...............................................       --            --           --           (0.02)
                                                              -------------  -----------  ----------       -----
Results of operations excluding one-time charges............   $   213,530    $  77,938   $  135,592   $    1.80
                                                              -------------  -----------  ----------       -----
                                                              -------------  -----------  ----------       -----

                                                                                      1994
                                                              ----------------------------------------------------
                                                              INCOME BEFORE  INCOME TAX                NET INCOME
                                                              INCOME TAXES    PROVSION    NET INCOME   PER SHARE
                                                              -------------  -----------  ----------  ------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported results of operations..............................   $    52,946    $  37,609   $   15,337   $    0.22
Write-off of acquired in-process research and development...        15,469       --           15,469        0.21
Acquisition of Aldus:
  Merger transaction costs..................................        14,618       --           14,618        0.21
  Restructuring costs.......................................        57,565       19,922       37,643        0.53
  Other one-time charges resulting from the acquisition.....        10,092        3,734        6,358        0.09
                                                              -------------  -----------  ----------       -----
Results of operations excluding one-time charges............   $   150,690    $  61,265   $   89,425   $    1.26
                                                              -------------  -----------  ----------       -----
                                                              -------------  -----------  ----------       -----

    Furthermore, the future effective tax rate for fiscal 1997 is expected to be approximately 36 percent. Had this rate been in effect in 1996, 1995, and 1994, the net income per share, excluding the above one-time charges (gains), would have been $1.73, $1.82 and $1.36 per share, respectively.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    The Company believes that in the future its results of operations could be affected by various factors such as the ability of the Company to integrate Adobe and Frame product lines; delays in shipment of the Company's new products and major new versions of existing products; market acceptance of new products and upgrades; renegotiation of royalty arrangements; growth in worldwide personal computer and printer sales and sales price adjustments; consolidation in the OEM printer business; industry transitions to new business and information delivery models; and adverse changes in general economic conditions in any of the countries in which the Company does business.

    The Company's ability to develop and market products, including upgrades of currently shipping products, that successfully adapt to changing customer needs may also have an impact on the results of operations. The Company's ability to extend its core technologies into new applications and to anticipate or respond to technological changes could effect its ability to develop these products. A portion of the Company's future revenue will come from these products. Delays in product introductions could have an adverse effect on the Company's revenue, earnings, or stock price. The Company cannot determine the ultimate effect that these new products or upgrades will have on its sales or results of operations.

    Although the Company generally offers its application products on Macintosh, Windows, and UNIX platforms, a majority of the overall sales of these products to date has been for the Macintosh platform, particularly for the higher end Macintosh computers. If there is a slowdown of customer purchases in the higher end Macintosh market or if the Company is unable to increase its sales to Windows customers, the Company's operating results could be materially adversely affected. Also, if the Company broadens its customer base to achieve greater penetration in the corporate business and consumer markets, the Company may need to adapt its application software distribution channels. The Company could experience decreases in average selling prices and some transitions in its distribution channel which could materially adversely affect its operating results. In addition, to the extent that there is a slowdown of customer purchases of personal computers in general, the Company's operating results could be materially adversely affected.

    The Company's OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, including licensing a PostScript language compatible interpreter from a third party, which could result in lower licensing revenue for the Company. During the first quarter of 1996, there was a change in part of the Company's business relationship with Hewlett-Packard Company

("Hewlett-Packard"). Beginning in the second half of 1997, Hewlett-Packard plans not to incorporate Adobe PostScript software in some Hewlett-Packard LaserJet printers. The Company expects to continue working with Hewlett-Packard printer operations to incorporate Adobe PostScript and other technologies in other Hewlett-Packard products.

    Through its acquisitions, the Company has experienced significant growth. The Company's ability to effectively manage its growth will require it to continue to improve its operational and financial controls and information management systems, and to attract, retain, motivate and manage employees effectively. The failure of the Company to effectively manage growth and transition in multiple areas of its business could have a material adverse effect on its results of operations.

    During 1995, the Company entered the Internet market, which has only recently begun to develop. The Internet market is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products addressing authoring and communication over the Internet. As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The software industry addressing the authoring and electronic publishing requirements of the Internet is young and has few proven products. In addition, new models for licensing software to accomodate new information delivery practices will be needed. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, ease of use and access, cost, and quality of service) remain unresolved and may impact the growth of Internet use, together with the software standards and electronic media employed in such markets.

    The Company derives a significant portion of its revenue and operating income from its subsidiaries located in Europe, Japan, Asia-Pacific, and Latin America. While most of the revenue of these subsidiaries is denominated in U.S. dollars, the majority of their expense transactions are denominated in foreign currencies, including the Japanese yen and most major European currencies. As a result, the Company's operating results are subject to fluctuations in foreign currency exchange rates. To date, the impact of such fluctuations has been insignificant and the Company has not engaged in any significant activities to hedge its exposure to foreign currency exchange rate fluctuations. In addition, the Company generally experiences lower revenue from its European operations in the third quarter because many customers reduce their business activities in the summer months.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 is effective for fiscal years beginning after December 15, 1995, and requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt SFAS No. 121 in fiscal 1997 and does not expect its provisions to have a material effect on the Company's consolidated results of operations in the year of adoption.

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal years beginning after December 15, 1995, and requires that the Company either recognize in its consolidated financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, using a prescribed methodology, or make pro forma disclosure of such costs in a footnote to the consolidated financial statements.

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

                              FINANCIAL CONDITION

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

                                                                      1996        CHANGE        1995        CHANGE        1994
                                                                    ---------  -------------  ---------  -------------  ---------
Cash, cash equivalents, and short-term investments................  $   564.1           9%    $   516.0          16%    $   444.8

    The Company's cash balances and short-term investments have increased each year due to profitable operations, partially offset by expenditures for the repurchase of stock, capital outlays, other investments, and deposits required under real estate development agreements.

    Cash equivalents consist of highly liquid money market instruments. All of the Company's cash equivalents and short-term investments, consisting principally of municipal bonds, auction rate certificate securities, United States government and government agency securities, and asset-backed securities, are classified as available-for-sale under the provisions of SFAS No. 115. The securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

NONCURRENT LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      1996        CHANGE        1995        CHANGE        1994
                                                                    ---------  -------------  ---------  -------------  ---------
Noncurrent liabilities and shareholders' equity...................  $   781.7          12%    $   698.4          36%    $   514.3

    Included above is shareholders' equity and at November 29, 1996, deferred income taxes related to unrealized gains and losses on equity investments, and obligations for put warrants. The Company has no long-term debt. Shareholders' equity as of November 29, 1996 was $706.5 million, compared to $698.4 million as of December 1, 1995 and $514.3 million as of November 25, 1994. The year-to-year increases in shareholders' equity includes issuances of common stock under the Company's stock option and employee stock purchase plans. For 1996, this increase was offset by the repurchase of stock.

    Under its stock repurchase program, the Company repurchased 3,321,500 shares at a cost of $124.5 million in 1996. The Company intends to continue to directly repurchase common shares and arrange options to purchase common shares to partially fund the Company's employee stock purchase and stock option plans.

    The Company has paid cash dividends on its common stock each quarter since the second quarter of 1988. During 1996, the Company paid cash dividends of $0.20 per common share. The declaration of future dividends is within the discretion of the Company's Board of Directors and will depend upon business conditions, results of operations, the financial condition of the Company, and other factors.

WORKING CAPITAL

                                                                      1996        CHANGE        1995        CHANGE        1994
                                                                    ---------  -------------  ---------  -------------  ---------
Working capital...................................................  $   506.1       --        $   506.5          26%    $   402.8

    Net working capital was $506.1 million as of November 29, 1996, compared to $506.5 million as of December 1, 1995. Cash flow provided by operations during 1996 was $198.1 million.

    Expenditures for property and equipment in 1996 totaled $45.9 million. Such expenditures are expected to continue, including expenditures for computer systems for development, sales and marketing, product support, and administrative staff. In the future, additional cash may be used to acquire software products or technologies complementary to the Company's business. Net cash used by financing activities during 1996 was $101.5 million, primarily resulting from the repurchase of common stock and payment of dividends partially offset by issuance of common stock under employee stock plans.

    The Company's principal commitments as of November 29, 1996 consisted of obligations under operating leases, a real estate development agreement, and various service and lease guarantee agreements with a related party.

    During 1994, the Company entered into a real estate development agreement and an operating lease agreement in connection with the construction of an office facility. In August 1996, the construction was completed and the operating lease commenced. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $57.3 million. During the construction period, the Company was required to pledge certain interest-bearing instruments to the lessor as collateral to secure the performance of its obligations under the lease. During 1996, the Company deposited approximately $30.5 million, and as of November 29, 1996, the Company's deposits under this agreement totaled approximately $66.1 million in United States government treasury notes and money market mutual funds. These deposits are included in "Other assets" in the Consolidated Balance Sheets.

    During the third quarter of 1996, the Company exercised its option under the development agreement to begin a second phase of development for an additional office facility. In August 1996, the Company entered into a construction agreement and an operating lease agreement for this facility. The operating lease will commence on completion of construction in 1998. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $64.3 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor as an interest bearing security deposit to secure the performance of its obligations under the lease. During the second half of 1996, the Company deposited approximately $3.3 million. These deposits are included in "Other assets" in the Consolidated Balance Sheets.

    The Company holds a 17 percent equity interest in McQueen Holdings Limited ("McQueen") and accounts for the investment at cost. During 1994, the Company entered into various agreements with McQueen, whereby the Company contracted with McQueen to perform product localization and technical support functions and to provide printing, assembly, and warehousing services.

    The Company believes that existing cash, cash equivalents, and short-term investments, together with cash generated from operations, will provide sufficient funds for the Company to meet its operating cash requirements in the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                              FINANCIAL STATEMENTS

    The Company's financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.(a)1. for a listing of financial statements provided in the section titled "FINANCIAL STATEMENTS".

                               SUPPLEMENTAL DATA

    THE FOLLOWING TABLES (PRESENTED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) SET FORTH QUARTERLY SUPPLEMENTARY DATA FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED NOVEMBER 29, 1996 AND REFLECT THE RESULTS OF THE COMPANY AS RESTATED TO REFLECT THE ACQUISITION BY THE COMPANY OF FRAME TECHNOLOGY CORPORATION IN 1995 WHICH WAS ACCOUNTED FOR AS A POOLING OF INTERESTS. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                  1996
                                                       ----------------------------------------------------------
                                                                       QUARTER ENDED
                                                       ----------------------------------------------
                                                         MAR. 1      MAY 31     AUG. 30     NOV. 29    YEAR ENDED
                                                          1996        1996        1996        1996      NOV. 29
                                                       ----------  ----------  ----------  ----------  ----------
Revenue..............................................  $  193,642  $  204,337  $  180,909  $  207,675  $  786,563
Gross margin.........................................     158,434     168,259     147,292     171,431     645,416
Merger transaction and restructuring costs...........      --          --          --           4,955       4,955
Income before income taxes...........................      53,861      39,787      48,686     102,490     244,824
Net income...........................................      33,663      22,009      29,847      67,758     153,277
Net income per share.................................        0.44        0.29        0.40        0.92        2.04
Shares used in computing net income per share........      76,394      75,638      74,309      73,913      75,064

                                                                                  1995
                                                       ----------------------------------------------------------
                                                                       QUARTER ENDED
                                                       ----------------------------------------------
                                                         MAR. 3      JUNE 2     SEPT. 1      DEC. 1    YEAR ENDED
                                                          1995        1995        1995        1995       DEC. 1
                                                       ----------  ----------  ----------  ----------  ----------
Revenue..............................................  $  188,845  $  189,498  $  183,120  $  200,876  $  762,339
Gross margin.........................................     154,991     157,188     155,637     164,222     632,038
Merger transaction and restructuring costs...........      --          --          --          31,534      31,534
Income (loss) before income taxes....................      57,246      55,913      52,354      (1,660)    163,853
Net income (loss)....................................      36,144      35,245      33,886     (11,790)     93,485
Net income (loss) per share..........................        0.50        0.47        0.44       (0.16)       1.26
Shares used in computing net income (loss) per
  share..............................................      72,888      75,321      76,325      72,477      74,253

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no disagreements on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure to be reported under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

                                   DIRECTORS

    Information with respect to Directors may be found in the section captioned "Election of Directors" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 9, 1997. Such information is incorporated herein by reference.

                               EXECUTIVE OFFICERS

    The executive officers of the Company as of February 21, 1997 are as follows:

           NAME                AGE                              POSITIONS
--------------------------     ---     ------------------------------------------------------------
John E. Warnock                56      Chairman of the Board and Chief Executive Officer

Charles M. Geschke             57      President and Director

P. Jackson Bell                55      Executive Vice President, Chief Financial Officer, Chief
                                         Administration Officer, and Assistant Secretary

Ross A. Bott                   45      Senior Vice President, General Manager, Graphics Product
                                         Division

John H. Brandon                41      Vice President,
                                         North America Sales and Support

Derek J. Gray                  47      Senior Vice President and General Manager, Adobe Europe

Hachiro Kimura                 54      President,
                                         Adobe Systems Japan

John H. Kunze                  33      Vice President and General Manager, Internet Products
                                         Division

Colleen M. Pouliot             38      Vice President, General Counsel and Secretary

David B. Pratt                 57      Executive Vice President and Chief Operating Officer

Robert A. Roblin               44      Senior Vice President,
                                         Corporate Marketing

Fredrick A. Schwedner          55      Senior Vice President and General Manager, Printing and
                                         Systems Division

    A biography, including the principal occupations for the past five years of each of the executive officers is provided below.

    Dr. Warnock was a founder of the Company and has been its Chairman of the Board since April 1989. He has been a director and Chief Executive Officer since 1982 and was the Company's President from December 1982 through March 1989. From April 1978 until founding the Company, Dr. Warnock was Principal Scientist of the Imaging Sciences Laboratory at Xerox Corporation's Palo Alto Research Center. Dr. Warnock received a Ph.D. in electrical engineering from the University of Utah.

    Dr. Geschke was a founder of the Company and has been its President since April 1989 and a director since 1982. He was Chief Operating Officer from December 1986 until July 1994, and was Executive Vice President from December 1982 through March 1989. Dr. Geschke also served as the Company's Secretary from December 1982 until September 1987. From October 1972 until founding the Company, Dr. Geschke was the Manager of the Imaging Sciences Laboratory at Xerox Corporation's Palo Alto Research Center. Dr. Geschke received a Ph.D. in computer science from Carnegie-Mellon University.

    Mr. Bell joined the Company in November 1996 as Executive Vice President, Chief Financial Officer, Chief Administration Officer, and Assistant Secretary. From September 1993 to March 1996, Mr. Bell was Executive Vice President and Chief Financial Officer of Conner Peripherals Incorporated. From 1991 through September 1993, Mr. Bell was Senior Vice President of Planning and Senior Vice President of Strategic Programs for American Airlines Incorporated.

    Mr. Bott joined the Company in December 1996 as Senior Vice President and General Manager, Graphics Division. From August 1996, through December 1996, he served as Senior Vice President of Enterprise Technologies at Silicon Graphics Incorporated. Prior to that time, he was Vice President and Chief Technology Officer of Pyramid Technology Corporation.

    Mr. Brandon joined the Company in March 1987 as the Western Regional Sales Manager for the Application Products Division. In December 1989, he was promoted to National Sales Manager and in December 1991, to Vice President of Sales and Support for North America and became an Executive Officer in May 1996.

    Mr. Gray joined the Company upon the closing of the acquisition of Aldus in August 1994, at which time he was elected Senior Vice President of the Company and General Manager, Adobe Europe. Prior to that time, Mr. Gray served as Managing Director of Aldus Europe Limited since 1986. Mr. Gray is a co-founder and, for the ten years prior to joining Aldus, Managing Director of McQueen Holdings Limited, a distributor of computer hardware and software, of which the Company is a 17 percent shareholder by virtue of the acquisition of Aldus. Pursuant to a reorganization of the Company's Europe entity, Mr. Gray was elected General Manager of Adobe Systems Europe in April 1995.

    Mr. Kimura joined the Company in November 1993 as President and General Manager of Adobe Systems, Japan. In May 1996, Mr. Kimura was appointed as a corporate officer of The Company. Mr. Kimura was President of SCI Japan, the subsidiary of Systems Center Incorporated, from June 1992 until he joined the Company. Prior to that time, Mr. Kimura was Vice President of Sales and Services at Applied Materials Japan Corporation.

    Mr. Kunze joined the Company in December 1985 as Product Manager for the Adobe Type Library. In September 1994, he was promoted to Vice President of Graphics Products. In May 1996, he was promoted to Vice President of the Internet Products Division.

    Ms. Pouliot joined the Company in July 1988 as Associate General Counsel and became the Corporate Secretary in April 1989. In December 1990, she was promoted to General Counsel. In December 1992, she was promoted to Vice President. Ms. Pouliot was an associate at the law firm of Ware & Freidenrich from November 1983 until she joined the Company.

    Mr. Pratt joined the Company in May 1988 as General Manager of the Application Products Division. In August 1989, he was promoted to Vice President. In September 1992, he was promoted to Senior Vice President, in December 1995 to Chief Operating Officer, and in May 1996 he was promoted to Executive Vice President. From October 1987 to April 1988, Mr. Pratt was Executive Vice President and Chief Operating Officer of Logitech Corporation.

    Mr. Roblin joined the Company in June 1996 as Senior Vice President, Corporate Marketing. Prior to that time, Mr. Roblin served as Vice President of Marketing for IBM Corporation's Consumer Division from April 1994 until joining Adobe. Prior to IBM, Mr. Roblin was Vice President of Marketing for AT&T's EO personal communicator company as a result of AT&T's acquisition of Pensoft Corporation which he joined as Vice President of Marketing in 1992. From 1989 to 1992, Mr. Roblin was Vice President of Marketing at Apple Computer Inc.'s Claris software subsidiary.

    Mr. Schwedner joined the Company in August 1989, as Director of Engineering, and in 1991 was promoted to Vice President of Engineering, Systems Product Division. In May 1996, he was promoted to Senior Vice President and General Manager of the Printing and Systems Division.

ITEM 11.  EXECUTIVE COMPENSATION

    Information with respect to this item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 9, 1997. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 9, 1997. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to this item may be found in the section captioned "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 9, 1997. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

    1.  Financial statements

       -  Management's Report

       -  Independent Auditors' Report

       -  Consolidated Balance Sheets
             November 29, 1996 and December 1, 1995

       -  Consolidated Statements of Income
             Years Ended November 29, 1996, December 1, 1995, and November 25, 1994

       -  Consolidated Statements of Shareholders' Equity
             Years Ended November 29, 1996, December 1, 1995, and November 25, 1994

       -  Consolidated Statements of Cash Flows
             Years Ended November 29, 1996, December 1, 1995, and November 25, 1994

       -  Notes to Consolidated Financial Statements

    2.  Financial statement schedule

       -  Schedule II--Valuation and Qualifying Accounts

    3.  Exhibits

(a) Index to Exhibits

                                                                    INCORPORATED BY REFERENCE
 EXHIBIT                                                         -------------------------------      FILED
 NUMBER    EXHIBIT DESCRIPTION                                     FORM       DATE      NUMBER      HEREWITH
---------  ----------------------------------------------------  ---------  ---------  ---------  -------------

3.1.1      Amended and Restated                                       10-K   11/30/88      3.1.1
             Articles of Incorporation

3.1.2      Certificate of Amendment                                   10-K   11/30/88      3.1.2
             of Articles of Incorporation

3.1.3      Certificate of Amendment                                   10-K   11/29/91      3.1.3
             of Articles of Incorporation

3.1.4      Certificate of Amendment                                   10-K   11/26/93      3.1.4
             of Articles of Incorporation

3.2.8      Restated Bylaws                                            10-K   12/01/95      3.1.4

3.2.9      Restated Bylaws                                            10-Q   05/31/96      3.2.9

4.1        Shareholders Rights Plan, as amended                       10-Q   05/31/96        4.1

10.1.6     1984 Stock Option Plan, as amended*                        10-Q   07/02/93     10.1.6

10.1.7     1994 Stock Option Plan*                                    10-Q   05/27/94     10.1.7

10.12.1    1988 Employee Stock Purchase Plan, as amended*             10-Q   07/06/94    10.12.1

                                                                    INCORPORATED BY REFERENCE
 EXHIBIT                                                         -------------------------------      FILED
 NUMBER    EXHIBIT DESCRIPTION                                     FORM       DATE      NUMBER      HEREWITH
---------  ----------------------------------------------------  ---------  ---------  ---------  -------------
10.17.1    License Agreement Restatement between the Company          10-K   11/30/88    10.17.1
             and Apple Computer, Inc., dated April 1, 1987
             (confidential treatment granted)

10.17.2    Amendment No. 1 to the License Agreement Restatement       10-K   11/30/90    10.17.2
             between the Company and Apple Computer, Inc.,
             dated November 27, 1990 (confidential treatment
             granted)

10.21.2    Revised Bonus Plan*                                        10-K   11/26/93    10.21.2

10.24.1    1994 Performance and Restricted Stock Plan*                 S-4   07/27/94       10.1

10.25      Form of Indemnity Agreement*                               10-K   11/30/88      10.25

10.32      Sublease of the Land and Lease of the Improvements         10-K   11/25/94      10.32
             By and Between Sumitomo Bank Leasing and Finance
             Inc. and Adobe Systems Incorporated (Phase 1)

10.33      Sale of Rights under Software Development and              10-Q   06/02/95      10.33
             Acquisition Agreement By and Between Adobe Systems
             Incorporated and Thomas Knoll and John Knoll
             (confidential treatment granted)

10.34      Agreement and Plan of Merger and Reorganization By          S-4   08/18/95        2.1
             and Among Adobe Systems Incorporated, J
             Acquisition Corporation and Frame Technology
             Corporation

10.35      Form of Executive Severance and Change of Control          10-K   12/01/95      10.35
             Agreement*

10.36      1996 Outside Directors Stock Option plan*                  10-Q   05/31/96      10.36

10.37      Confidential Resignation Agreement*                        10-Q   05/31/96      10.37

10.38      Sublease of the Land and Lease of the Improvements         10-Q   08/30/96      10.38
             By and Between Sumitomo Bank Leasing and Finance
             Inc. and Adobe Systems Incorporated (Phase 2)

11         Computation of Earnings Per Common Share                                                         X

21         Subsidiaries of the Registrant                                                                   X

23         Independent Auditors' Report on Schedule and Consent                                             X

23.1       Consent of Ernst & Young LLP, Independent Auditors                                               X

27         Financial Data Schedule                                                                          X

------------------------

*Compensatory plan or arrangement

(b) Reports on Form 8-K

       No reports on Form 8-K were filed in the quarter ended November 29, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ADOBE SYSTEMS INCORPORATED

                                By:             /s/ P. JACKSON BELL
                                     -----------------------------------------
                                                  P. Jackson Bell,
                                              EXECUTIVE VICE PRESIDENT
                                              CHIEF FINANCIAL OFFICER,
                                           CHIEF ADMINISTRATION OFFICER,
                                              AND ASSISTANT SECRETARY
                                           (PRINCIPAL FINANCIAL OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of February, 1997.

          SIGNATURE                       TITLE
------------------------------  --------------------------

     /s/ JOHN E. WARNOCK        Chairman of the Board of
------------------------------    Directors
       John E. Warnock            and Chief Executive
                                  Officer
                                  (Principal Executive
                                  Officer)

    /s/ CHARLES M. GESCHKE      President and Director
------------------------------
      Charles M. Geschke

   /s/ WILLIAM R. HAMBRECHT     Director
------------------------------
     William R. Hambrecht

     /s/ ROBERT SEDGEWICK       Director
------------------------------
       Robert Sedgewick

     /s/ DELBERT W. YOCAM       Director
------------------------------
       Delbert W. Yocam

    /s/ WILLIAM J. SPENCER      Director
------------------------------
      William J. Spencer

      /s/ GENE P. CARTER        Director
------------------------------
        Gene P. Carter

     /s/ P. JACKSON BELL        Executive Vice President,
------------------------------    Chief Financial Officer,
       P. Jackson Bell            Chief Administration
                                  Officer,
                                  and Assistant Secretary
                                  (Principal Financial
                                  Officer)

     /s/ MICHAEL M. CULLY       Vice President and
------------------------------    Corporate Controller
       Michael M. Cully           (Principal Accounting
                                  Officer)

                             SUMMARY OF TRADEMARKS

    The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in certain jurisdictions, are referenced in this Form 10-K:

Adobe                  Illustrator            PostScript
Acrobat                PageMaker              Premiere
After Effects          PageMill               PrintGear
Aldus                  PhotoDeluxe            SiteMill
Frame                  Photoshop              Type Library
FrameMaker             Photostyler

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

                              FINANCIAL STATEMENTS

    As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

FINANCIAL STATEMENT DESCRIPTION                                                                                        PAGE
------------------------------------------------------------------------------------------------------------------  -----------

-          Management's Report....................................................................................          39

-          Independent Auditors' Report...........................................................................          40

-          Consolidated Balance Sheets............................................................................          41
           November 29, 1996 and December 1, 1995

-          Consolidated Statements of Income......................................................................          42
           Years Ended November 29, 1996, December 1, 1995, and November 25, 1994

-          Consolidated Statements of Shareholders' Equity........................................................          43
           Years Ended November 29, 1996, December 1, 1995, and November 25, 1994

-          Consolidated Statements of Cash Flows..................................................................          44
           Years Ended November 29, 1996, December 1, 1995, and November 25, 1994

-          Notes to Consolidated Financial Statements.............................................................          45

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

    In meeting its responsibility for the reliability of the consolidated financial statements, management depends on the Company's system of internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization, and are recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. In designing control procedures, management recognizes that errors or irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. Management believes that the Company's accounting controls provide reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

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

                                          By          /s/ P. JACKSON BELL

                                             -----------------------------------
                                                      P. Jackson Bell,
                                                  EXECUTIVE VICE PRESIDENT,
                                                  CHIEF FINANCIAL OFFICER,
                                                CHIEF ADMINISTRATION OFFICER,
                                                   AND ASSISTANT SECRETARY
                                                (PRINCIPAL FINANCIAL OFFICER)

December 17, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Adobe Systems Incorporated:

    We have audited the accompanying consolidated balance sheets of Adobe Systems Incorporated and subsidiaries as of November 29, 1996 and December 1, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended November 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Frame Technology Corporation, a company acquired by the Company in a business combination accounted for as a pooling of interests, as described in Note 2 to the consolidated financial statements, which statements reflect total revenue constituting 12 percent of consolidated fiscal 1994 revenue. The financial statements of Frame Technology Corporation were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Frame Technology Corporation, is based solely upon the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of November 29, 1996 and December 1, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended November 29, 1996, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP
San Jose, California
December 17, 1996

                           ADOBE SYSTEMS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                         NOVEMBER 29   DECEMBER 1
                                                                                             1996         1995
                                                                                         ------------  -----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents............................................................   $  110,745    $  58,493
  Short-term investments...............................................................      453,371      457,547
  Receivables, net of allowances of $5,196 and $3,698, respectively....................      126,715      133,208
  Other current assets.................................................................       45,875       43,539
                                                                                         ------------  -----------
    Total current assets...............................................................      736,706      692,787
Property and equipment.................................................................       80,231       51,708
Other assets...........................................................................      195,348      140,237
                                                                                         ------------  -----------
                                                                                          $1,012,285    $ 884,732
                                                                                         ------------  -----------
                                                                                         ------------  -----------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade and other payables.............................................................   $   43,056    $  25,639
  Accrued expenses.....................................................................       93,957       94,848
  Accrued restructuring costs..........................................................       10,854       28,151
  Income taxes payable.................................................................       67,210       19,420
  Deferred revenue.....................................................................       15,537       18,257
                                                                                         ------------  -----------
    Total current liabilities..........................................................      230,614      186,315
                                                                                         ------------  -----------
Deferred income taxes..................................................................        3,809       --
Put warrants...........................................................................       71,348       --

Shareholders' equity:
  Preferred stock, no par value; 2,000 shares authorized; none issued..................       --           --
  Common stock, no par value; 200,000 shares authorized; 71,476 and 72,834 shares
    issued and outstanding, respectively...............................................      148,602      293,258
  Retained earnings....................................................................      529,546      390,793
  Unrealized gains on investments......................................................       33,514       18,831
  Cumulative translation adjustment....................................................       (5,148)      (4,465)
                                                                                         ------------  -----------
    Total shareholders' equity.........................................................      706,514      698,417
                                                                                         ------------  -----------
                                                                                          $1,012,285    $ 884,732
                                                                                         ------------  -----------
                                                                                         ------------  -----------

          See accompanying Notes to Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        YEARS ENDED
                                                                          ---------------------------------------
                                                                          NOVEMBER 29   DECEMBER 1   NOVEMBER 25
                                                                              1996         1995          1994
                                                                          ------------  -----------  ------------
Revenue:
  Licensing.............................................................   $  196,693    $ 183,437    $  156,652
  Application products..................................................      589,870      578,902       518,965
                                                                          ------------  -----------  ------------
Total revenue...........................................................      786,563      762,339       675,617
Direct costs............................................................      141,147      130,301       122,023
                                                                          ------------  -----------  ------------
Gross margin............................................................      645,416      632,038       553,594
                                                                          ------------  -----------  ------------
Operating expenses:
  Software development costs:
    Research and development............................................      152,914      138,616       113,797
    Amortization of capitalized software development costs..............        2,504       11,095        14,329
  Sales, marketing, and customer support................................      254,972      242,713       234,771
  General and administrative............................................       62,034       58,526        60,531
  Write-off of acquired in-process research and development.............       21,251       14,983        15,469
  Merger transaction and restructuring costs............................        4,955       31,534        72,183
                                                                          ------------  -----------  ------------
Total operating expenses................................................      498,630      497,467       511,080
                                                                          ------------  -----------  ------------
Operating income........................................................      146,786      134,571        42,514
Nonoperating income:
  Investment gain (loss)................................................       68,875         (755)         (338)
  Interest and other income.............................................       29,163       30,037        10,770
                                                                          ------------  -----------  ------------
Total nonoperating income...............................................       98,038       29,282        10,432
                                                                          ------------  -----------  ------------
Income before income taxes..............................................      244,824      163,853        52,946
Income tax provision....................................................       91,547       70,368        37,609
                                                                          ------------  -----------  ------------
Net income..............................................................   $  153,277    $  93,485    $   15,337
                                                                          ------------  -----------  ------------
                                                                          ------------  -----------  ------------
Net income per share....................................................   $     2.04    $    1.26    $     0.22
                                                                          ------------  -----------  ------------
                                                                          ------------  -----------  ------------
Shares used in computing net income per share...........................       75,064       74,253        70,169
                                                                          ------------  -----------  ------------
                                                                          ------------  -----------  ------------

          See accompanying Notes to Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                      UNREALIZED
                                                      COMMON STOCK                       GAINS     CUMULATIVE
                                                 ----------------------   RETAINED    (LOSSES) ON  TRANSLATION
                                                   SHARES      AMOUNT     EARNINGS    INVESTMENTS  ADJUSTMENT     TOTAL
                                                 -----------  ---------  -----------  -----------  -----------  ---------
Balances as of November 26, 1993...............      66,420   $ 145,189   $ 316,331    $  --        $  (4,304)  $ 457,216
Stock issued under employee stock and stock
  option plans.................................       3,381      47,180      --           --           --          47,180
Tax benefit from employee stock option plans...      --          14,418      --           --           --          14,418
Stock compensation expense.....................      --           1,064      --           --           --           1,064
Adjustment for change in Aldus Corporation
  fiscal year-end..............................        (131)     (3,265)     (4,394)      --              487      (7,172)
Dividends declared.............................      --          --         (10,418)      --           --         (10,418)
Subchapter S distributions of Mastersoft.......      --          --          (1,245)      --           --          (1,245)
Shares issued in connection with acquisition...         105       2,105      --           --           --           2,105
Repurchase of common stock.....................        (385)    (10,283)     --           --           --         (10,283)
Proceeds from sales of put warrants............      --             719      --           --           --             719
Reclassification of put warrant obligations....      --           6,906      --           --           --           6,906
Unrealized losses on investments...............      --          --          --           (1,277)      --          (1,277)
Cumulative translation adjustment..............      --          --          --           --             (235)       (235)
Net income.....................................      --          --          15,337       --           --          15,337
                                                 -----------  ---------  -----------  -----------  -----------  ---------
Balances as of November 25, 1994...............      69,390     204,033     315,611       (1,277)      (4,052)    514,315
                                                 -----------  ---------  -----------  -----------  -----------  ---------
Stock issued under employee stock and stock
  option plans.................................       3,914      70,367      --           --           --          70,367
Tax benefit from employee stock option plans...      --          32,445      --           --           --          32,445
Stock compensation expense.....................      --           4,433      --           --           --           4,433
Adjustment for change in Frame Technology
  Corporation fiscal year-end..................         (10)       (171)     (1,784)      --           --          (1,955)
Dividends declared.............................      --          --         (13,177)      --           --         (13,177)
Subchapter S distributions of Mastersoft.......      --          --          (3,342)      --           --          (3,342)
Repurchase of common stock.....................        (460)    (17,849)     --           --           --         (17,849)
Unrealized gains on investments................      --          --          --           20,108       --          20,108
Cumulative translation adjustment..............      --          --          --           --             (413)       (413)
Net income.....................................      --          --          93,485       --           --          93,485
                                                 -----------  ---------  -----------  -----------  -----------  ---------
Balances as of December 1, 1995................      72,834   $ 293,258   $ 390,793    $  18,831    $  (4,465)  $ 698,417
                                                 -----------  ---------  -----------  -----------  -----------  ---------
Stock issued under employee stock and stock
  option plans.................................       2,032      39,870      --           --           --          39,870
Tax benefit from employee stock option plans...      --          10,828      --           --           --          10,828
Stock compensation expense.....................      --           2,772      --           --           --           2,772
Dividends declared.............................      --          --         (14,524)      --           --         (14,524)
Repurchase of common stock.....................      (3,390)   (126,778)     --           --           --        (126,778)
Reclassification of put warrant obligations....      --         (71,348)     --           --           --         (71,348)
Unrealized gains on investments................      --          --          --           14,683       --          14,683
Cumulative translation adjustment..............      --          --          --           --             (683)       (683)
Net income.....................................      --          --         153,277       --           --         153,277
                                                 -----------  ---------  -----------  -----------  -----------  ---------
Balances as of November 29, 1996...............      71,476   $ 148,602   $ 529,546    $  33,514    $  (5,148)  $ 706,514
                                                 -----------  ---------  -----------  -----------  -----------  ---------
                                                 -----------  ---------  -----------  -----------  -----------  ---------

          See accompanying Notes to Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    YEARS ENDED
                                                     ------------------------------------------
                                                     NOVEMBER 29     DECEMBER 1    NOVEMBER 25
                                                         1996           1995           1994
                                                     ------------    -----------   ------------
Cash flows from operating activities:
  Net income......................................   $   153,277     $   93,485    $    15,337
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Stock compensation expense....................         2,772          4,433          1,064
    Depreciation and amortization.................        55,621         60,435         57,794
    Deferred income taxes.........................        (6,715)        (6,828 )      (11,663)
    Equity in net income of Adobe Ventures........       (19,001)           755        --
    Gains on sales of equity securitites..........       (53,216)        --            --
    Provision for losses on accounts receivable...         1,927          2,038          1,963
    Tax benefit from employee stock option
      plans.......................................        10,828         32,445         14,418
    Write-off of acquired in-process research and
      development.................................        21,251         14,983         15,469
    Noncash restructuring costs...................         2,525          4,714         25,735
    Changes in operating assets and liabilities:
      Receivables.................................         6,629        (26,586 )      (17,648)
      Other current assets........................        (1,173)           628           (312)
      Trade and other payables....................         8,534         (7,032 )       11,979
      Accrued expenses............................        (7,198)         3,161         14,505
      Accrued restructuring costs.................       (20,229)         1,835         23,384
      Income taxes payable........................        46,063         (5,184 )        2,452
      Deferred revenue............................        (3,781)         4,474          1,259
                                                     ------------    -----------   ------------
Net cash provided by operating activities.........       198,114        177,756        155,736
                                                     ------------    -----------   ------------
Cash flows from investing activities:
  Purchases of short-term investments.............   $(2,363,993)    $(2,614,349)  $(1,766,916)
  Maturities and sales of short-term
    investments...................................     2,363,793      2,403,631      1,724,612
  Acquisitions of property and equipment..........       (45,869)       (34,071 )      (32,700)
  Additions to other assets.......................       (65,399)       (96,721 )      (28,616)
  Acquisitions, net of cash acquired..............        (8,027)       (15,158 )      (14,750)
  Proceeds from sales of equity securities........        72,630         --            --
                                                     ------------    -----------   ------------
  Net cash used for investing activities..........       (46,865)      (356,668 )     (118,370)
                                                     ------------    -----------   ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock..........        39,870         70,367         47,180
  Proceeds from sales of put warrants.............       --              --                719
  Repurchase of common stock......................      (126,778)       (17,849 )      (10,283)
  Payment of dividends............................       (14,586)       (12,310 )       (9,906)
  Payment of Subchapter S distributions of
    Mastersoft....................................       --              (3,342 )       (1,245)
                                                     ------------    -----------   ------------
Net cash provided by (used for) financing
 activities.......................................      (101,494)        36,866         26,465
Effect of foreign currency exchange rates on cash
 and cash equivalents.............................         2,497             10         (1,297)
                                                     ------------    -----------   ------------
Net increase (decrease) in cash and cash
 equivalents......................................        52,252       (142,036 )       62,534
Adjustment for change in acquired companies'
 fiscal year-ends.................................       --              (3,591 )       (3,554)
Cash and cash equivalents at beginning of year....        58,493        204,120        145,140
                                                     ------------    -----------   ------------
Cash and cash equivalents at end of year..........   $   110,745     $   58,493    $   204,120
                                                     ------------    -----------   ------------
                                                     ------------    -----------   ------------
Supplemental disclosures:
  Cash paid during the year for income taxes......   $    30,463     $   44,470    $    26,121
                                                     ------------    -----------   ------------
                                                     ------------    -----------   ------------
  Noncash investing and financing activities:
    Dividends declared but not paid...............   $     3,582     $    3,645    $     2,778
                                                     ------------    -----------   ------------
                                                     ------------    -----------   ------------
    Reclassification of put warrants..............   $    71,348     $   --        $    (6,906)
                                                     ------------    -----------   ------------
                                                     ------------    -----------   ------------
    Issuance of notes for acquisition.............   $     9,473     $   --        $   --
                                                     ------------    -----------   ------------
                                                     ------------    -----------   ------------

          See accompanying Notes to Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

    OPERATIONS

    Founded in 1982, Adobe Systems Incorporated ("Adobe" or the "Company") develops, markets, and supports computer software products and technologies that enable users to create, display, manage, communicate, and print electronic documents. The Company licenses its technology to major computer, printing, and publishing suppliers, and markets a line of application software products and type products for authoring and editing visually rich documents. Additionally, the Company markets a line of powerful, easy-to-use products for home and small business users. The Company distributes its products through a network of original equipment manufacturer ("OEM") customers, distributors and dealers, and value-added resellers ("VARs") and system integrators. The Company has operations in North America, Europe, Japan, Asia-Pacific and Latin America.

    FISCAL YEAR

    The Company's fiscal year is a 52/53 week year ending on the Friday closest to November 30.

    BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements include those of Adobe and its wholly-owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Cash equivalents consist of instruments with maturities of three months or less at the time of purchase.

    All of the Company's cash equivalents and short-term investments, and certain non-current investments in equity securities, free of trading restrictions, or to become free of trading restrictions within one year, are classified as "available-for-sale." These investments are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are reported as a separate component of shareholders' equity.

    FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of certain foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of shareholders' equity. Certain other transaction gains or losses, which have not been material, are reported in results of operations.

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives (two to seven years) or lease terms (five to nine years) of the respective assets.

    OTHER ASSETS

    Purchased technology, goodwill, and certain other intangible assets are stated at cost less accumulated amortization. Amortization is provided on the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Such costs are amortized using the greater of the ratio of current product revenue to the total current and anticipated product revenue or the straight-line method of the software's estimated economic life, generally 9 to 36 months. The Company periodically reviews the net realizable value of its intangible assets and adjusts the carrying amount accordingly.

    The Company owns a minority interest in certain technology companies and a majority interest in a limited partnership, established to invest in technology companies, and accounts for such investments under the cost and equity methods, respectively.

    REVENUE RECOGNITION

    Application products revenue is recognized upon shipment. Revenue from distributors is subject to agreements allowing limited rights of return and price protection. The Company provides for estimated future returns at the time the related revenue is recorded.

    Licensing revenue is recognized when the Company's OEM customers ship their products incorporating Adobe's software. Revenue associated with adapting the Company's software products to the OEMs' hardware products is recognized based on the percentage-of-completion method and is included in licensing revenue.

    Deferred revenue includes customer advances under OEM licensing agreements. Additionally, maintenance revenue for application products is deferred and recognized ratably over the term of the contract, generally 12 months.

    DIRECT COSTS

    Direct costs include royalties, amortization of typeface production costs, amortization of acquired technologies, and direct product, packaging, and shipping costs.

    INCOME TAXES

    The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. A valuation allowance is recorded to reduce tax assets to an amount whose realization is more likely than not. The Company does not provide deferred income taxes for unremitted earnings of foreign subsidiaries, as it is management's intent to reinvest these earnings indefinitely.

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NET INCOME PER SHARE

    Net income per share is based upon weighted average common and dilutive common equivalent shares outstanding using the treasury stock method. Dilutive common equivalent shares include stock options and restricted stock. The difference between primary and fully diluted net income per share is not significant in all periods presented.

    RECENT ACCOUNTING PRONOUNCEMENTS

    On November 30, 1996 the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not expect the adoption of SFAS No. 121 to have a material effect on the Company's consolidated results of operations.

    The Company accounts for its stock option plans, employee stock purchase plan, and restricted stock plan in accordance with the provisions of the Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released SFAS No. 123 "Accounting for Stock Based Compensation." SFAS No.123 provides an alternative to APB No. 25 and is effective for fiscal years beginning after December 15, 1995. The Company intends to continue to account for its employee stock and stock option plans in accordance with APB No. 25. Accordingly, SFAS No. 123 is not expected to have a material impact on the Company's Consolidated results of operations.

    RECLASSIFICATIONS

    Certain reclassifications were made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation.

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

    There were no significant transactions among the Company, Frame, and Aldus prior to the combinations which required elimination. Prior to the combination Frame reported revenue and net income of $68.2 million and $10.5 million, respectively, for the nine month period ended September 1, 1995 and reported revenue and net income of $77.8 million and $11.9 million, respectively, for the year ended

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 2. ACQUISITIONS (CONTINUED)
November 25, 1994. Prior to the combination, Aldus reported revenue and net income of $172.2 million and $5.1 million, respectively, for the nine month period ended August 26, 1994. Certain adjustments were made to Frame's tax provision and deferred tax accounts to reflect tax benefits available to the combined company.

    PURCHASES

    During 1996, 1995 and 1994, the Company acquired six software companies, in separate transactions, for an aggregate consideration of approximately $54.3 million in cash, notes payable and the assumption of certain liabilities. These acquisitions were accounted for using the purchase method of accounting and resulted in the write-off of acquired in-process research and development of $21.3 million, $15.0 million, and $15.5 million during fiscal 1996, 1995, and 1994, respectively. The operating results of the acquired companies have been included in the accompanying consolidated financial statements from their dates of acquisition. The operating results of each company acquired are not considered material to the consolidated financial statements of Adobe and, accordingly, pro forma information has not been presented.

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

    All cash equivalents, short-term investments and certain noncurrent investments consisted of the following:

                                                                               AS OF NOVEMBER 29, 1996
                                                                   ------------------------------------------------
                                                                               UNREALIZED   UNREALIZED   ESTIMATED
                                                                      COST        GAINS       LOSSES     FAIR VALUE
                                                                   ----------  -----------  -----------  ----------
Classified as current assets:
  Money market mutual funds......................................  $   39,381   $  --        $  --       $   39,381
  United States government treasury notes and agency discount
    notes........................................................      90,617         424         (247)      90,794
  State and municipal bonds and notes............................     358,612       1,894          (36)     360,470
  Corporate and bank notes.......................................      38,598         405          (33)      38,970
  Auction-rate securities........................................      10,000      --           --           10,000
  Asset-backed securities........................................      11,740          91         (110)      11,721
                                                                   ----------  -----------  -----------  ----------
  Total current..................................................     548,948       2,814         (426)     551,336
                                                                   ----------  -----------  -----------  ----------
Classified as noncurrent assets:
  Money market mutual funds......................................      15,977      --           --           15,977
  United States government treasury notes........................      50,327      --             (183)      50,144
  Equity securities..............................................       3,882      54,216          (19)      58,079
                                                                   ----------  -----------  -----------  ----------
  Total noncurrent...............................................      70,186      54,216         (202)     124,200
                                                                   ----------  -----------  -----------  ----------
  Total securities...............................................  $  619,134   $  57,030    $    (628)  $  675,536
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS (CONTINUED)

                                                                                AS OF DECEMBER 1, 1995
                                                                   ------------------------------------------------
                                                                               UNREALIZED   UNREALIZED   ESTIMATED
                                                                      COST        GAINS       LOSSES     FAIR VALUE
                                                                   ----------  -----------  -----------  ----------
Classified as current assets:
  Money market mutual funds......................................  $   23,387   $  --        $  --       $   23,387
  United States government treasury notes and agency discount
    notes........................................................     129,350       2,356       --          131,706
  State and municipal bonds and notes............................     245,758       1,911          (80)     247,589
  Corporate and bank notes.......................................      54,493         710          (26)      55,177
  Auction-rate securities........................................      13,700      --           --           13,700
  Asset-backed securities........................................      15,131         122         (182)      15,071
                                                                   ----------  -----------  -----------  ----------
  Total current..................................................     481,819       5,099         (288)     486,630
                                                                   ----------  -----------  -----------  ----------
Classified as noncurrent assets:
  Money market mutual funds......................................         353      --           --              353
  United States government treasury notes........................      35,237          44       --           35,281
  Equity securities..............................................       2,000      26,835       --           28,835
                                                                   ----------  -----------  -----------  ----------
  Total noncurrent...............................................      37,590      26,879       --           64,469
                                                                   ----------  -----------  -----------  ----------
  Total securities...............................................  $  519,409   $  31,978    $    (288)  $  551,099
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------

    Approximately $97.9 million and $29.1 million in investments are classified as cash equivalents as of November 29, 1996 and December 1, 1995, respectively, and all non-current investments are included in other assets. Unrealized gains (losses) on all securities are reported as a separate component of shareholders' equity, net of taxes of $23.0 million and $12.9 million as of November 29, 1996 and December 1, 1995, respectively. Net realized gains for the years ended November 29, 1996 and December 1, 1995 of $48.4 million and $1.4 million, respectively, are included in investment gain.

    As of November 29, 1996, the cost, which approximated fair value, of debt securities with a maturity of one year or less, was $102.7 million, and the cost and estimated fair value of debt securities with maturities ranging from one to five years was $424.5 million and $426.9 million, respectively. Other debt securities include asset-backed securities of $11.7 million with multiple maturity dates and auction-rate securities of $10.0 million. Included in auction-rate securities are Auction Rate Certificate Securities whose stated maturities exceed ten years. However, the Company has the option of adjusting the respective interest rates or liquidating these investments at auction on stated auction dates every 35 days.

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                              NOVEMBER 29   DECEMBER 1
                                                                 1996          1995
                                                              -----------   -----------
          Land..............................................   $    782      $    782
          Building..........................................      4,615         4,615
          Equipment.........................................    121,044       122,794
          Furniture and fixtures............................     18,126        18,962
          Leasehold improvements............................     13,036         8,790
                                                              -----------   -----------
                                                              157,603..       155,943
          Less accumulated depreciation and amortization....     77,372       104,235
                                                              -----------   -----------
                                                               $ 80,231      $ 51,708
                                                              -----------   -----------
                                                              -----------   -----------

NOTE 5. OTHER ASSETS

    Other assets consisted of the following:

                                                              NOVEMBER 29   DECEMBER 1
                                                                 1996          1995
                                                              -----------   -----------
          Equity investments................................   $ 97,679      $ 53,091
          Purchased technology and licensing agreements.....     32,211        51,945
          Restricted funds and security deposits............     69,443        35,634
          Miscellaneous other assets........................     35,470        66,606
                                                              -----------   -----------
                                                                234,803       207,276
          Less accumulated amortization.....................     39,455        67,039
                                                              -----------   -----------
                                                               $195,348      $140,237
                                                              -----------   -----------
                                                              -----------   -----------

    Included above in equity investments at November 29, 1996, are unrealized gains and losses. The equity investment in Netscape Communications Corporation was marked-to-market for an unrealized gain of $47.7 million. In addition, during 1996, the Company recorded realized gains of approximately $43.6 million and approximately $6.8 million for the sale of a portion of its investment in Netscape and its entire investment in Luminous, respectively.

NOTE 6. ACCRUED EXPENSES

    Accrued expenses consisted of the following:

                                                               NOVEMBER
                                                                  29       DECEMBER 1
                                                                 1996         1995
                                                              ----------   ----------
          Accrued compensation and benefits.................   $24,673      $26,730
          Sales and marketing allowances....................    24,644       24,586
          Other.............................................    44,640       43,532
                                                              ----------   ----------
                                                               $93,957      $94,848
                                                              ----------   ----------
                                                              ----------   ----------

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 7. ACCRUED RESTRUCTURING COSTS

    In 1995 and 1994, the Company acquired Frame and Aldus, respectively, described in "Note 2--Acquisitions," and initiated a plan to combine the operations of the companies. In connection with these acqusitions, in 1995 and 1994 the Company recorded charges of $31.5 million and $72.2 million, respectively, to operating expenses related to merger transaction and restructuring costs. In addition, Frame undertook certain restructuring measures in 1993 due to lower than anticipated revenues.

    Merger transaction and restructuring costs are summarized below:

                                                                     REDUNDANT                     CANCELLATION
                                                                    INFORMATION       ASSETS       OF FACILITY
                                          MERGER       SEVERANCE      SYSTEMS       ASSOCIATED      LEASES AND
                                        TRANSACTION       AND           AND       WITH DUPLICATE      OTHER
                                           COST      OUT-PLACEMENT   EQUIPMENT    PRODUCT LINES     CONTRACTS       TOTAL
                                        -----------  -------------  ------------  --------------  --------------  ----------
Balances as of
  November 27, 1993...................   $  --        $     1,600    $   --         $   --          $    6,704    $    8,304
Additions related to Aldus
  acquisition.........................      14,618         20,784        10,778         14,957          11,046        72,183
Non-cash write offs...................      --            --            (10,778)       (14,957)         --           (25,735)
Cash payments.........................      (8,755)       (10,836)       --             --              (3,473)      (23,064)
                                        -----------  -------------  ------------  --------------       -------    ----------
Balances as of
  November 25, 1994...................       5,863         11,548        --             --              14,277        31,688
Additions related to Frame
  acquisition.........................      11,399         10,958         4,452         --               5,664        32,473
Non-cash write offs...................      --            --             (4,452)        --              (3,617)       (8,069)
Cash payments.........................     (12,204)        (9,462)       --             --              (5,336)      (27,002)
Change in estimate....................      --             (3,432)       --             --               2,493          (939)
                                        -----------  -------------  ------------  --------------       -------    ----------
Balances as of
  December 1, 1995....................       5,058          9,612        --             --              13,481        28,151
Change in estimate....................        (328)           948        --             --               4,335         4,955
Non-cash write offs...................      --            --             --             --              (2,525)       (2,525)
Cash payments.........................      (4,730)       (10,560)       --             --              (4,437)      (19,727)
                                        -----------  -------------  ------------  --------------       -------    ----------
Balances as of
  November 29, 1996...................   $  --        $   --         $   --         $   --          $   10,854    $   10,854
                                        -----------  -------------  ------------  --------------       -------    ----------
                                        -----------  -------------  ------------  --------------       -------    ----------

    At November 29, 1996, the remaining accrued restructuring balance primarily relates to lease and third-party contract termination payments, resulting from the planned closure of duplicate offices in Europe and the United States. These payments are expected to continue through the contract terms or negotiated early termination date, if applicable.

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)

NOTE 8. INCOME TAXES

    Income before income taxes includes net income (loss) from foreign operations of approximately $25.4 million, $19.2 million, and $(8.7) million for the years ended November 29, 1996, December 1, 1995, and November 25, 1994, respectively.

    The provision for income taxes consisted of the following:

                                                                                        YEARS ENDED
                                                                          ---------------------------------------
                                                                          NOVEMBER 29   DECEMBER 1   NOVEMBER 25
                                                                              1996         1995          1994
                                                                          ------------  -----------  ------------
Current:
  United States federal.................................................   $   65,118    $  21,466    $   22,048
  Foreign...............................................................       12,290       18,418         8,336
  State and local.......................................................       12,731        5,206         7,170
                                                                          ------------  -----------  ------------
Total current...........................................................       90,139       45,090        37,554
                                                                          ------------  -----------  ------------
Deferred:
  United States federal.................................................       (6,825)      (6,305)      (10,683)
  Foreign...............................................................         (780)        (986)       (1,785)
  State and local.......................................................       (1,815)         124        (1,895)
                                                                          ------------  -----------  ------------
Total deferred..........................................................       (9,420)      (7,167)      (14,363)
                                                                          ------------  -----------  ------------
Charge in lieu of taxes attributable to employee stock plans............       10,828       32,445        14,418
                                                                          ------------  -----------  ------------
                                                                           $   91,547    $  70,368    $   37,609
                                                                          ------------  -----------  ------------
                                                                          ------------  -----------  ------------

    Total income tax expense differs from the expected tax expense (computed by multiplying the United States federal statutory rate of approximately 35 percent for 1996, 1995, and 1994 to income before income taxes) as a result of the following:

                                                                                        YEARS ENDED
                                                                          ---------------------------------------
                                                                          NOVEMBER 29   DECEMBER 1   NOVEMBER 25
                                                                              1996         1995          1994
                                                                          ------------  -----------  ------------
Computed "expected" tax expense.........................................   $   85,689    $  57,349    $   18,531
State tax expense, net of federal benefit...............................        9,819        6,442         3,429
Nondeductible merger costs..............................................       --            4,078         5,209
Nondeductible write-off of acquired in-process research and
  development...........................................................        5,310        5,244         5,475
Nondeductible goodwill..................................................          772        3,689         1,741
Tax-exempt income.......................................................       (3,304)      (3,532)       --
Tax credits.............................................................       (4,912)      (3,904)       (1,755)
Foreign losses, not benefited...........................................       --            2,706         3,550
Foreign tax rate differential...........................................       (4,003)       1,130         2,027
Other, net..............................................................        2,176       (2,834)         (598)
                                                                          ------------  -----------  ------------
                                                                           $   91,547    $  70,368    $   37,609
                                                                          ------------  -----------  ------------
                                                                          ------------  -----------  ------------

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)

NOTE 8. INCOME TAXES (CONTINUED)
    The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of 1996 and 1995 are presented below:

                                                                                         NOVEMBER 29   DECEMBER 1
                                                                                             1996         1995
                                                                                         ------------  -----------
Deferred tax assets:
  Acquired technology..................................................................   $   12,037    $   4,750
  Reserves and deferred revenue........................................................       24,615       25,025
  Depreciation and amortization........................................................        7,662        3,544
  Net operating loss carryforwards.....................................................        4,278       10,625
  Tax credits and other carryforwards..................................................        1,614        5,702
  Other................................................................................        5,800        3,468
                                                                                         ------------  -----------
    Total gross deferred tax assets....................................................       56,006       53,114
    Deferred tax asset valuation allowance.............................................       (5,950)     (10,204)
                                                                                         ------------  -----------
    Total deferred tax assets..........................................................       50,056       42,910
                                                                                         ------------  -----------
Deferred tax liabilities:
  Investments..........................................................................      (22,888)     (12,860)
  Other................................................................................       (1,943)      (1,210)
                                                                                         ------------  -----------
    Total deferred tax liabilities.....................................................      (24,831)     (14,070)
                                                                                         ------------  -----------
Net deferred tax assets................................................................   $   25,225    $  28,840
                                                                                         ------------  -----------
                                                                                         ------------  -----------

    As of November 29, 1996, the Company had tax credit carryforwards of approximately $1.6 million, which expire in years 1997 through 2009. The carryforwards are attributable to the premerger years of Frame and are subject to certain limitations on usage. The Company also has foreign operating loss carryovers in various jurisdictions of approximately $8.2 million with various expiration dates. For financial reporting purposes, a valuation allowance has been established to fully offset the deferred tax assets related to foreign operating losses due to uncertainties in utilizing these losses and certain other deferred tax assets relating to foreign operations. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

NOTE 9. BENEFIT PLANS

    STOCK OPTION PLANS

    The employee stock option plan provides for the granting of stock options to employees and officers at the fair market value of the Company's common stock at the grant date. Options generally vest 25 percent after the first year and ratably thereafter such that 50 percent and 100 percent are vested after the second and third year, respectively. The option terms range from five to ten years.

    As of November 29, 1996, the Company had reserved 500,000 shares of common stock for issusance under its Outside Directors Stock Option Plan, which provides for the granting of nonqualified stock options to nonemployee directors. Option grants are limited to 10,000 shares per person in each fiscal year except for a new nonemployee director who may be granted 15,000 shares upon joining the Board. All

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)

NOTE 9. BENEFIT PLANS (CONTINUED)
options are immediately exercisable within a ten-year term. Options generally vest over three years: 25 percent in each of the first two years and 50 percent in the third year.

    On March 22, 1996, the Company offered its employees a stock option repricing program which allowed the employees to exchange on a two for three share basis any options priced above the March 29, 1996 closing price of Adobe stock, which was $32.25. As a result, approximately 1,252,000 options were surrendered by eligible employees for approximately 834,000 repriced options. The repriced options were not exerciseable until November 1, 1996.

    Stock option activity for 1996, 1995 and 1994 is presented in the following table:

                                                                                         OPTIONS OUTSTANDING
                                                                          OPTIONS    ----------------------------
                                                                         AVAILABLE    NUMBER OF      PRICE PER
                                                                         FOR GRANT      SHARES         SHARE
                                                                        -----------  ------------  --------------

Balances as of November 26, 1993......................................    5,490,588    12,089,494  $   0.06-47.25

  Additional shares reserved..........................................      349,000       --             --
  Options granted.....................................................   (2,723,550)    2,723,550      3.44-36.38
  Options exercised...................................................      --         (2,627,318)     0.06-33.75
  Options cancelled...................................................      979,842      (979,842)     0.58-43.27
  Adjustment for change in Aldus' fiscal year-end.....................      142,314       (51,421)       --
  Aldus options retired...............................................     (968,713)      --             --
                                                                        -----------  ------------  --------------

Balances as of November 25, 1994......................................    3,269,481    11,154,463      0.25-47.25

  Additional shares reserved..........................................      588,000       --             --
  Options granted.....................................................   (2,391,568)    2,391,568      3.45-67.00
  Options exercised...................................................      --         (3,008,917)     0.25-50.75
  Options cancelled...................................................      430,195      (430,195)     0.57-58.25
  Adjustment for change in Frame's fiscal year-end....................       (5,688)       18,873        --
  Frame options retired...............................................     (228,903)      --             --
  Aldus options retired...............................................      (65,451)      --             --
                                                                        -----------  ------------  --------------

Balances as of December 1, 1995.......................................    1,596,066    10,125,792      2.60-67.00

  Additional shares reserved..........................................    3,600,000       --             --
  Options granted.....................................................   (2,670,673)    2,670,673     30.88-64.13
  Options exercised...................................................      --         (1,470,762)     2.60-50.75
  Options cancelled...................................................    2,028,515    (2,028,515)     5.77-67.00
  Frame options retired...............................................     (336,467)      --             --
  Aldus options retired...............................................      (22,252)      --             --
                                                                        -----------  ------------  --------------

Balances as of November 29, 1996......................................    4,195,189     9,297,188  $   3.28-67.00
                                                                        -----------  ------------  --------------
                                                                        -----------  ------------  --------------

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)

NOTE 9. BENEFIT PLANS (CONTINUED)
    Of the options outstanding for the stock option plans, 5,867,122 were exercisable as of November 29, 1996. All options outstanding were exercisable as of November 29, 1996 under the Restricted Stock Option Plan described below.

    PERFORMANCE AND RESTRICTED STOCK PLAN

    The Performance and Restricted Stock Plan provides for the granting of restricted stock and/or performance units to officers and key employees. As of November 29, 1996, the Company had reserved 1,500,000 shares of its common stock for issuance under this plan. Restricted shares issued under this plan generally vest annually over three years but are considered outstanding at the time of grant, as the shareholders are entitled to dividends and voting rights. As of November 29, 1996, 112,742 shares were outstanding and not yet vested.

    Performance units issued under this plan entitle the recipient to receive shares or cash upon completion of the performance period subject to attaining identified performance goals. Performance units are generally earned over a three-year period and shares earned are issued at the end of the three-year period. The ultimate value of the performance units is dependent upon the Company's revenue and operating margin growth (as defined by the Plan) during the three-year performance period adjusted by a factor determined by comparing the growth in the Company's stock price to an index of comparable stocks. The projected value of these units is accrued by the Company and charged to expense over the three-year performance period. As of November 29, 1996, and December 1, 1995, performance units for 94,745 and 75,420 shares were outstanding, respectively, and $(0.2) million and $2.5 million was charged to expense in 1996 and 1995, respectively. There were no performance units outstanding during the year ended November 25, 1994.

    EMPLOYEE STOCK PURCHASE PLAN

    Under the terms of the Company's Employee Stock Purchase Plan, eligible employee participants may purchase shares of the Company's common stock semiannually at 85 percent of the market price, on either the purchase date or the offering date, whichever price is lower. As of November 29, 1996, the Company had reserved 4,000,000 shares of its common stock for issuance under this plan and 932,404 shares remain available for future issuance.

    PRETAX SAVINGS PLAN

    In 1987, the Company adopted an Employee Investment Plan, qualified under
Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all of the Company's United States employees. Under the plan, eligible employees may contribute up to 18 percent of their pretax salary, subject to certain limitations. The Company matches approximately 25% of employee contributions and contributed approximately $1.6 million, $1.2 million, and $0.7 million in 1996, 1995, and 1994, respectively. Matching contributions can be terminated at the Company's discretion.

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)

NOTE 10. CAPITAL STOCK

    SHAREHOLDER RIGHTS PLAN

    The Company's Shareholder Rights Plan is intended to protect shareholders from unfair or coercive takeover practices. In accordance with this plan, the Board of Directors declared a dividend distribution of one common stock purchase right on each outstanding share of its common stock held as of July 24, 1990, and on each share of common stock issued by the Company thereafter. Each right entitles the registered holder to purchase from the Company a share of common stock at $115. The rights become exercisable in certain circumstances including upon an entity acquiring or announcing the intention to acquire beneficial ownership of 20 percent or more of the Company's common stock without the approval of the Board of Directors or upon the Company being acquired by any person in a merger or business combination transaction. The rights are redeemable by the Company prior to exercise at $0.01 per right and expire on July 24, 2000.

    PUT WARRANTS

    In a series of private placements in 1996 and 1994, the Company sold put warrants entitling the holder of each warrant to sell one share of common stock to the Company at a specified price. The Company received $0.7 million for the sale of put warrants in 1994. The Company's $71.3 million potential buyback obligation, as of November 29, 1996, was removed from shareholders' equity and recorded as put warrants. No put warrants were outstanding as of December 1, 1995. The approximately 2.3 million put warrants outstanding at November 29, 1996 expire on various dates through April 1997 and have exercise prices ranging from $29.70 to $32.41 per share, with an average exercise price of $31.29 per share.

NOTE 11. COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS

    The Company has operating leases for its corporate headquarters, field sales offices and certain office equipment that expire at various dates through 2015. Rent expense for these leases aggregated $18.3 million, $21.0 million, and $16.9 million during 1996, 1995, and 1994, respectively. As of November 29, 1996, future minimum lease payments under noncancelable operating leases are as follows: 1997--$17.2 million; 1998--$13.6 million; 1999--$10.3 million;
2000--$8.0 million; 2001--$6.9 million; and $14.3 million, thereafter.

    REAL ESTATE DEVELOPMENT AGREEMENT

    During 1994, the Company entered into a real estate development agreement and an operating lease agreement in connection with the construction of an office facility. In August 1996, the construction was completed and the operating lease commenced. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $57.3 million. During the construction period, the Company was required to pledge certain interest bearing intruments to the lessor as collateral to secure the performance of its obligations under the lease. During 1996, the Company deposited approximately $30.5 million, and as of November 29, 1996, the Company's

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)

NOTE 11. COMMITMENTS AND CONTINGENCIES (CONTINUED) deposits under this agreement totaled approximately $66.1 million in United States government treasury notes and money market mutual funds. These deposits are included in "Other assets" in the Consolidated Balance Sheets.

    REAL ESTATE DEVELOPMENT AGREEMENT

    During the third quarter of 1996, the Company exercised its option under the development agreement to begin a second phase of development for an additional office facility. In August 1996, the Company entered into a construction agreement and an operating lease agreement for this facility. The operating lease will commence on completion of construction in 1998. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $64.3 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor as an interest bearing security deposit to secure the performance of its obligations under the lease. During the second half of 1996, the Company deposited approximately $3.3 million. These deposits are included in "Other assets" in the Consolidated Balance Sheets.

    ROYALTIES

    The Company has certain royalty commitments associated with the shipment and licensing of certain products. While royalty expense is generally based on a dollar amount per unit shipped, ranging from $0.005 to $40.83, certain royalties are based on a percentage, ranging from 0.05 percent to 50 percent, of the underlying revenue. Royalty expense was approximately $19.8 million, $23.1 million, and $35.2 million for the years ended November 29, 1996, December 1, 1995, and November 25, 1994, respectively.

    LEGAL ACTIONS

    The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operations.

NOTE 12. TRANSACTIONS WITH AFFILIATE

    The Company holds a 17 percent equity interest in McQueen Holdings Limited ("McQueen") and accounts for the investment at cost. During 1994, the Company entered into various agreements with McQueen, whereby the Company contracted with McQueen to perform product localization and technical support functions and to provide printing, assembly, and warehousing services. Adobe makes minimum annual payments to McQueen for certain services which amounted to $4.8 million in fiscal 1996. Purchases from McQueen amounted to $34.3 million, $23.6 million, and $13.0 million during 1996, 1995, and 1994, respectively.

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)

NOTE 13. FINANCIAL INSTRUMENTS

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's cash equivalents, short-term investments, restricted funds, put options, and marketable equity securities are carried at fair value, based on quoted market prices for these or similar investments. (See Note 3.)

    The Company's majority interest in Adobe Ventures LP, accounted for using the equity method, is carried at $30.7 million which is believed to approximate the fair value of underlying investments in technology companies. Most of the technology companies in which the limited partnership invests are not publicly traded, and therefore there is no established market for these investments. As such, these investments are valued based on estimates made by the management of Adobe Ventures LP. For investments of the limited partnership that are publicly traded, the fair value of the investments are based on quoted market prices, and mark-to-market adjustments are included in investment income.

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

    Credit risk in receivables is limited to OEMs, and to dealers and distributors of hardware and software products to the retail market. The Company adopts credit policies and standards to keep pace with the evolving software industry. Management believes that any risk of accounting loss is significantly reduced due to the diversity of its products, end users, and geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and requires letters of credit or other guarantees, whenever deemed necessary.

    INDUSTRY SEGMENT

    Adobe and its subsidiaries operate in one dominant industry segment. The Company is engaged principally in the design, development, manufacture, and licensing of computer software. No customer accounted for more than 10 percent of the Company's total revenue in 1996, 1995 or 1994.

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)

NOTE 14. FOREIGN OPERATIONS

    Geographic information for each of the years in the three-year period ended November 29, 1996, is presented below:

                                                                                        YEARS ENDED
                                                                          ---------------------------------------
                                                                          NOVEMBER 29   DECEMBER 1   NOVEMBER 25
                                                                              1996         1995          1994
                                                                          ------------  -----------  ------------
Revenue:
  North America.........................................................   $  526,251   $   533,332   $  494,525
  Europe................................................................      134,879       133,982      124,283
  Japan, Asia-Pacific, and Latin America................................      176,490       107,357       72,036
  Eliminations..........................................................      (51,057)      (12,332)     (15,227)
                                                                          ------------  -----------  ------------
                                                                           $  786,563   $   762,339   $  675,617
                                                                          ------------  -----------  ------------
                                                                          ------------  -----------  ------------
Operating income:
  North America.........................................................   $   31,186   $    26,446   $    7,991
  Europe................................................................       16,408        37,319        1,818
  Japan, Asia-Pacific, and Latin America................................      103,002        70,416       32,745
  Eliminations..........................................................       (3,810)          390          (40)
                                                                          ------------  -----------  ------------
                                                                           $  146,786   $   134,571   $   42,514
                                                                          ------------  -----------  ------------
                                                                          ------------  -----------  ------------
Identifiable assets:
  North America.........................................................   $1,024,005   $   944,484   $  670,650
  Europe................................................................       69,458        64,807       60,375
  Japan, Asia-Pacific, and Latin America................................       22,102        14,258       18,633
  Eliminations..........................................................     (103,280)     (138,817)     (39,658)
                                                                          ------------  -----------  ------------
                                                                           $1,012,285   $   884,732   $  710,000
                                                                          ------------  -----------  ------------
                                                                          ------------  -----------  ------------

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Frame Technology Corporation

    We have audited the consolidated statement of operations, shareholder's equity, and cash flows of Frame Technology Corporation as of December 31, 1994 (not presented separately herein). These financial statements are the responsibility of Frame's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Frame Technology Corporation at December 31, 1994, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

San Jose, California
January 30, 1995

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Frame Technology Corporation

    We have audited the supplemental consolidated statements of operations, shareholder's equity, and cash flows of Frame Technology Corporation (formed as a result of the consolidation of Frame Technology Corporation and Mastersoft, Inc.) for the year ended December 31, 1994 (not presented separately herein). The supplemental consolidated financial statements give retroactive effect to the merger of Frame Technology Corporation and Mastersoft, Inc. on July 28, 1995, which has been accounted for using the pooling of interests method as described in the notes to the supplemental consolidated financial statements. These financial statements are the responsibility of the management of Frame Technology Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the supplemental consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Frame Technology Corporation at December 31, 1994 after giving effect to the merger of Mastersoft, Inc. as described in the notes to the supplemental consolidated financial statements, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

San Jose, California
May 31, 1995
except for Note 13, as to which
the date is June 22, 1995

                          FINANCIAL STATEMENT SCHEDULE

    As required under Item 8. Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section. The financial statement schedule included in this section is as follows:

  SCHEDULE
   NUMBER                        FINANCIAL STATEMENT SCHEDULE DESCRIPTION
-------------  ----------------------------------------------------------------------------
Schedule II    Valuation and Qualifying Accounts

                           ADOBE SYSTEMS INCORPORATED
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

          VALUATION AND QUALIFYING ACCOUNTS WHICH ARE DEDUCTED IN THE
               BALANCE SHEET FROM THE ASSETS TO WHICH THEY APPLY

                                                                                  ADDITIONS
                                                                          --------------------------
                                                             BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                                            BEGINNING OF   OPERATING       OTHER                       END OF
                                                               PERIOD       EXPENSES    ACCOUNTS(1)    DEDUCTIONS      PERIOD
                                                            ------------  ------------  ------------  ------------  ------------
Allowance for doubtful accounts:
  Year Ended:
    November 29, 1996.....................................  $     3,698   $     1,927   $   --        $       429   $     5,196
    December 1, 1995......................................  $     3,893   $     2,038   $      (423 ) $     1,810   $     3,698
    November 25, 1994.....................................        2,516         1,963       --                586         3,893

    Deductions related to the allowance for doubtful accounts, represent amounts written off against the allowance.

------------------------

(1) The $423 reduction in 1995 reflects the effect of including Frame allowance activity for the month ended December 31, 1994 in the years ended November 25, 1994 and December 1, 1995. See Note 2 of Notes to Consolidated Financial Statements.

                 See accompanying Independent Auditors' Report.

                                    EXHIBITS

    As required under Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

 EXHIBIT
 NUMBER                                           EXHIBIT DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
11         Computation of Earnings per Common Share

21         Subsidiaries of the Registrant

23         Consent of Independent Auditors

23.1       Consent of Ernst & Young LLP, Independent Auditors for Frame Technology Corporation

27         Financial Data Schedule