Form 10-Q
period 1997-02-28
ADOBE SYSTEMS INC
filed 1997-04-14
CIK 796343

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                             ---------------------------

                                      FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM               TO
                                   --------------   --------------

                           COMMISSION FILE NUMBER:  33-6885

                              ADOBE SYSTEMS INCORPORATED
                (Exact name of registrant as specified in its charter)

              CALIFORNIA                                     77-0019522
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.)

  345 PARK AVENUE, SAN JOSE, CALIFORNIA                      95110-2704
 (Address of principal executive offices)                    (Zip Code)

          Registrant's telephone number, including area code: (408) 536-6000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X   NO
                                              -----    -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       Shares Outstanding
              Class                                    February 28, 1997
              -----                                    -----------------

    Common stock, no par value                             71,575,304

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                                                                        Page No.

                            PART I - FINANCIAL INFORMATION

Item 1.            Condensed Consolidated Financial Statements            3

Item 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   12

                             PART II - OTHER INFORMATION

Item 1.            Legal Proceedings                                     27

Item 6.            Exhibits and Reports on Form 8-K                      28

Signature                                                                30

Summary of Trademarks                                                    31




         EXHIBITS


Exhibit 10.21.3    Revised Bonus Plan

Exhibit 11         Computation of Earnings per Common Share

Exhibit 27         Financial Data Schedules

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included under this item are as follows:

                                                                    SEQUENTIALLY
                                                                        NUMBERED
FINANCIAL STATEMENT DESCRIPTION                                             PAGE
-----------------------------------------------------------------   ------------

-   Condensed Consolidated Statements of Income
    Quarter Ended February 28, 1997 and March 1, 1996                    4
-   Condensed Consolidated Balance Sheets
    February 28, 1997 and November 29, 1996                              5
-   Condensed Consolidated Statements of Cash Flows
    Quarter Ended February 28, 1997 and March 1, 1996                    6
-   Notes to Condensed Consolidated Financial Statements                 8

                              ADOBE SYSTEMS INCORPORATED

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         QUARTER ENDED
                                               -------------------------------
                                               FEBRUARY 28            MARCH 1
                                                  1997                 1996
                                               -----------         -----------
Revenue:
  Licensing                                    $    51,460         $    46,911
  Application products                             174,999             146,731
                                               -----------         -----------
    Total revenue                                  226,459             193,642

Direct costs                                        34,289              35,208
                                               -----------         -----------

Gross margin                                       192,170             158,434
                                               -----------         -----------

Operating expenses:
  Software development costs:
    Research and development                        38,197              37,207
    Amortization of capitalized
     software development costs                          -                 626
  Sales, marketing and
   customer support                                 72,038              62,604
  General and administrative                        17,496              15,651
  Other non-recurring items                        (2,359)                   -
                                               -----------         -----------
Total operating expenses                           125,372             116,088
                                               -----------         -----------
Operating income                                    66,798              42,346
Nonoperating income:
  Investment gain (loss)                             (624)               2,732

  Interest and other income                          6,993               8,783
                                               -----------         -----------
Total nonoperating income                            6,369              11,515
                                               -----------         -----------
Income before income taxes                          73,167              53,861
Provision for income taxes                          26,683              20,198
                                               -----------         -----------
Net income                                     $    46,484         $    33,663
                                               -----------         -----------
                                               -----------         -----------

Net income per share                           $       .63         $       .44
                                               -----------         -----------
                                               -----------         -----------

Shares used in computing net
 income per share                                   73,939              76,394
                                               -----------         -----------
                                               -----------         -----------



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ADOBE SYSTEMS INCORPORATED

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                                               FEBRUARY 28         NOVEMBER 29
                                                   1997                1996
                                               -----------         -----------
                                    ASSETS

Current assets:
  Cash and cash equivalents                        $89,687            $110,745
  Short-term investments                           478,376             453,371
  Receivables, net of allowances
   of $4,886 and $5,196, respectively              122,737             115,823
  Other current assets                              47,396              45,875
                                               -----------         -----------
    Total current assets                           738,196             725,814

Property and equipment                              80,298              80,231
Other assets                                       177,900             195,348
Deferred income taxes                                8,717                   -
                                               -----------         -----------

                                               $ 1,005,111         $ 1,001,393
                                               -----------         -----------
                                               -----------         -----------


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade and other payables                     $    36,374         $    43,056
  Accrued expenses                                  90,437              83,065
  Accrued restructuring costs                        9,841              10,854
  Income taxes payable                              51,740              67,210
  Deferred revenue                                  15,624              15,537
                                               -----------         -----------
    Total current liabilities                      204,016             219,722
                                               -----------         -----------

Deferred income taxes                                    -               3,809
Put warrants                                        62,111              71,348

Shareholders' equity:
  Preferred stock, no par value;
    2,000 shares authorized; none issued                 -                   -
  Common stock, no par value;
    200,000 shares authorized;
    71,575 and 71,476 shares issued
    and outstanding, respectively                  155,222             148,602
  Retained earnings                                572,424             529,546
  Unrealized gains on investments                   17,048              33,514
  Cumulative translation adjustment                 (5,710)             (5,148)
                                               -----------         -----------
    Total shareholders' equity                     738,984             706,514
                                               -----------         -----------

                                               $ 1,005,111         $ 1,001,393
                                               -----------         -----------
                                               -----------         -----------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ADOBE SYSTEMS INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                                           QUARTER ENDED
                                                    --------------------------
                                                    FEBRUARY 28      MARCH 1
                                                        1997          1996
                                                    -----------    -----------

Cash flows from operating activities:
  Net income                                        $    46,484    $    33,663
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Stock compensation expense                            1,171          1,067
    Depreciation and amortization                        11,210          7,598
    Deferred income taxes                                  (725)        (6,735)
    Provision for losses on accounts receivable             381
    149
    Tax benefit from employee stock plans                 1,031          2,503
    Equity in net income of Adobe Ventures                  624              -
    Changes in operating assets and liabilities:
     Receivables                                         (7,039)         5,389
     Other current assets                                (4,989)           219
     Trade and other payables                            (5,669)         2,967
     Accrued expenses                                     9,143         (6,237)
     Accrued restructuring costs                           (906)       (12,385)
     Income taxes payable                               (15,189)        15,294
     Deferred revenue                                       (40)         2,304
                                                    -----------    -----------

Net cash provided by operating activities                35,487         45,796
                                                    -----------    -----------

Cash flows from investing activities:
  Purchases of short-term investments                (1,426,947)      (236,906)
  Maturities and sales of short-term investments      1,401,942        240,257
  Acquisitions of property and equipment                 (6,628)       (10,476)
  Additions to other assets                             (16,033)       (16,740)
                                                    -----------    -----------

Net cash used for investing activities                  (47,666)       (23,865)
                                                    -----------    -----------

                                                                     (Continued)




SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ADOBE SYSTEMS INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (CONTINUED)


                                                                QUARTER ENDED
                                                       -----------------------------
                                                       FEBRUARY 28         MARCH 1
                                                           1997             1996
                                                       -----------       -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock               $    11,315       $     9,606
  Repurchase of common stock                               (16,134)                -
  Payment of dividends                                      (3,589)           (3,687)
                                                       -----------       -----------

Net cash provided (used) by financing activities            (8,408)            5,919
                                                       -----------       -----------

Effect of foreign currency exchange rates on
 cash and cash equivalents                                    (471)             (173)
                                                       -----------       -----------
Net increase (decrease) in cash and cash equivalents       (21,058)           27,677

Cash and cash equivalents at beginning of period           110,745            58,493
                                                       -----------       -----------
Cash and cash equivalents at end of period             $    89,687       $    86,170
                                                       -----------       -----------
                                                       -----------       -----------


Supplemental disclosures:
  Cash paid during the period for income taxes         $    37,260       $     2,876
                                                       -----------       -----------
                                                       -----------       -----------

  Noncash investing and financing activities:
    Dividends declared but not paid                    $     3,589       $     3,687
                                                       -----------       -----------
                                                       -----------       -----------

    Put warrants written                               $    43,767       $         -
                                                       -----------       -----------
                                                       -----------       -----------



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ADOBE SYSTEMS INCORPORATED

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (IN THOUSANDS)

NOTE 1.  Significant ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated balance sheets and statements of income and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the condensed consolidated financial position at February 28, 1997, and the condensed consolidated statements of income and cash flows for the interim periods ended February 28, 1997 and March 1, 1996.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. Adobe Systems Incorporated ("Adobe" or the "Company") filed audited consolidated financial statements which included all information and footnotes necessary for such a presentation of the results of operations, financial position and cash flows for the years ended November 29, 1996, December 1, 1995 and November 25, 1994, in the Company's 1996 Form 10-K.

    The results of operations for the interim periods ended February 28, 1997, are not necessarily indicative of the results to be expected for the full year.

    NET INCOME PER SHARE

    Net income per share is based upon weighted average common and dilutive common equivalent shares outstanding using the treasury stock method. Dilutive common equivalent shares include stock options. Fully diluted earnings per share for the quarters ended February 28, 1997 and March 1, 1996, were not materially different from primary earnings per share.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share.

    The Company plans to adopt SFAS 128 in its fiscal quarter ending February 27, 1998 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.


    RECLASSFICATIONS

    Certain reclassfications have been made to the November 29, 1996 balances to conform to the presentation at February 28, 1997.

                              ADOBE SYSTEMS INCORPORATED

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (IN THOUSANDS)
                                     (CONTINUED)


NOTE 2.  PROPERTY AND EQUIPMENT


    Property and equipment consisted of the following:


                                                           FEBRUARY 28   NOVEMBER 29
                                                               1997          1996
                                                           -----------   -----------
         Land                                              $       782   $       782
         Building                                                4,478         4,615
         Equipment                                             122,137       121,044
         Furniture and fixtures                                 18,124        18,126
         Leasehold improvements                                 18,353        13,036
                                                           -----------   -----------
                                                               163,874       157,603

         Less accumulated depreciation and amortization         83,576        77,372
                                                           -----------   -----------

                                                               $80,298       $80,231
                                                           -----------   -----------
                                                           -----------   -----------



NOTE 3.  OTHER ASSETS

                                                           FEBRUARY 28   NOVEMBER 29
                                                               1997          1996
                                                           -----------   -----------
         Equity investments                                $    74,734   $    97,679
         Purchased technology and licensing
         agreements                                             32,311        32,211
         Restricted funds and security deposits                 75,695        69,443
         Miscellaneous other assets                             34,744        35,470
                                                           -----------   -----------
                                                               217,484       234,803

         Less accumulated amortization                          39,584        39,455
                                                           -----------   -----------

                                                           $   177,900   $   195,348
                                                           -----------   -----------
                                                           -----------   -----------



    Included above in equity investments at February 28, 1997, are unrealized gains and losses. The equity investment in Netscape Communications Corporation was marked-to-market for an unrealized loss of $23.8 million during the first quarter of 1997.

                              ADOBE SYSTEMS INCORPORATED

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (IN THOUSANDS)
                                     (CONTINUED)

NOTE 4.  ACCRUED EXPENSES
    Accrued expenses consisted of the following:

                                                   FEBRUARY  28    NOVEMBER 29
                                                       1997            1996
                                                   ------------    -----------
         Accrued compensation and benefits         $     25,792    $    24,673
         Sales and marketing allowances                  14,079         13,753
         Other                                           50,566         44,639
                                                   ------------    -----------
                                                        $90,437        $83,065
                                                   ------------    -----------
                                                   ------------    -----------


NOTE 5.  ACCRUED RESTRUCTURING COSTS

    In 1995 and 1994, the Company acquired Frame Technology Corporation ("Frame") and Aldus Corporation ("Aldus"), respectively, and initiated a plan to combine the operations of the companies. In connection with these acqusitions, in 1995 and 1994 the Company recorded charges of $31.5 million and $72.2 million, respectively, to operating expenses related to merger transaction and restructuring costs. In addition, Frame undertook certain restructuring measures in 1993 due to lower than anticipated revenues.

    As of February 28, 1997 and November 29, 1996, $9.8 million and $10.9 million, respectively, remained accrued and primarily relates to lease and third-party contract termination payments, resulting from the planned closure of duplicate offices in Europe and the United States. These payments are expected to continue through the contract terms or negotiated early termination date, if applicable.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

    REAL ESTATE DEVELOPMENT AGREEMENT

    During 1994, the Company entered into a real estate development agreement and an operating lease agreement in connection with the construction of an office facility. In August 1996, the construction was completed and the operating lease commenced. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $57.3 million. During the construction period, the Company was required to pledge certain interest bearing intruments to the lessor as collateral to secure the performance of its obligations under the lease. As of February 28, 1997, the Company's deposits under this agreement totaled approximately $67.3 million in United States government treasury notes and money market mutual funds. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets.

                              ADOBE SYSTEMS INCORPORATED

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (IN THOUSANDS)
                                     (CONTINUED)

NOTE 6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

    REAL ESTATE DEVELOPMENT AGREEMENT (CONTINUED)

    During the third quarter of 1996, the Company exercised its option under the development agreement to begin a second phase of development for an additional office facility. In August 1996, the Company entered into a construction agreement and an operating lease agreement for this facility. The operating lease will commence on completion of construction in 1998. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $64.3 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor as an interest bearing security deposit to secure the performance of its obligations under the lease. During the first quarter of 1997, the Company deposited approximately $5.0 million, and as of February 28, 1997, the Company's deposits under this agreement totaled approximately $8.4 million. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets.

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

    IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1997. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

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

    The following table sets forth for the quarters ended February 28, 1997, and March 1, 1996, the Company's condensed consolidated statements of income expressed as a percentage of total revenue:

                                                   QUARTER ENDED
                                      ----------------------------------------
                                      FEBRUARY 28      MARCH 1       INCREASE
                                          1997          1996        (DECREASE)
                                      -----------     ---------     ----------

Revenue:
    Licensing                               22.7%         24.2%           9.7%
    Application products                    77.3          75.8           19.3
                                      -----------     ---------     ----------

     Total revenue                         100.0         100.0           16.9

Direct costs                                15.1          18.2           (2.6)
                                      -----------     ---------     ----------

Gross margin                                84.9          81.8           21.3
                                      -----------     ---------     ----------

Operating expenses:
  Software development costs:
    Research and development                16.9          19.2            2.7
    Amortization of capitalized
     software development costs                -           0.3         (100.0)
  Sales, marketing and
   customer support                         31.8          32.3           15.1
  General and administrative                 7.7           8.1           11.8
  Other non-recurring items                 (1.0)            -              -
                                      -----------     ---------     ----------

Total operating expenses                    55.4          59.9            8.0
                                      -----------     ---------     ----------

Operating income                            29.5          21.9           57.7

Nonoperating income, net:
  Investment gain (loss)                    (0.3)          1.4         (122.8)
  Interest and other income                  3.1           4.5          (20.4)
                                      -----------     ---------     ----------

Total nonoperating income                    2.8           5.9          (44.7)
                                      -----------     ---------     ----------

Income before income taxes                  32.3          27.8           35.8

Provision for income taxes                  11.8          10.4           32.1
                                      -----------     ---------     ----------

Net income                                  20.5%         17.4%          38.1%
                                      -----------     ---------     ----------
                                      -----------     ---------     ----------

REVENUE

                                               1997         1996        CHANGE
                                              ------       ------       ------
    First quarter period:                    (Dollars in millions)

         Total revenue                        $226.5       $193.6        16.9%


    Revenue increased significantly from the same quarter last year due to the release of new products, international language versions of application products released in prior quarters, as well as demand for application product upgrades released late in the fourth quarter of 1996. During the quarter, eighty-six new products containing Adobe PostScript were released to OEM customers. Product unit volume (as opposed to price) increase was the principal factor in the Company's revenue growth in application product revenue.

                                               1997         1996        CHANGE
                                              ------       ------       ------
    First quarter period:                     (Dollars in millions)

      Product group revenue - Licensing       $51.5        $46.9          9.7%
      Percentage of total revenue              22.7%        24.2%


    Licensing revenue is derived from shipments by OEM customers of products containing the Adobe PostScript interpreter, PrintGear software and the Display PostScript system. Such PostScript products include standard roman printers as well as printers that work with Japanese, Chinese, and Korean languages, imagesetters, and workstations. Licensing revenue is also derived from shipments of products containing the Configurable PostScript Interpreter ("CPSI") by OEM customers. CPSI is a fully functional PostScript interpreter that resides on the host computer system rather than in a dedicated controller integrated into an output device. The configuration flexibility of CPSI allows OEMs and software developers to create and market a variety of PostScript products independently of controller hardware development. Adobe PostScript products sell to the small office/home office ("SOHO") market, as well as the corporate enterprise and high-end imagesetter markets. PrintGear software is targeted to the SOHO market.

    The number of units shipped by OEMs continued to grow on a quarterly basis. Royalty per unit is generally calculated as a percentage of the end user list price of a printer, although there are some components of licensing revenue based on a flat dollar amount per unit which typically do not change with list price changes. During this period, some OEMs introduced lower end printers or reduced their list prices on lower end printers, which resulted in lower royalties per unit on such printers. However, in the first quarters of 1997 and 1996, this trend was offset by increased demand for CPSI and by increased demand for color capability as well as greater penetration into the Japanese market, all of which have higher royalties per unit.

    The Company has seen year-to-year increases in the number of OEM customers from which it is receiving licensing revenue and believes that such increases are attributable to the continued acceptance of PostScript software, as well as to the diversification of the Company's customer base across multiple platforms. In 1997, Adobe expects additional customers to introduce new PrintGear products that will serve the SOHO markets. Also in 1997, one of Adobe's largest PostScript customers, Hewlett-Packard Company, plans to introduce in the corporate enterprise market, products that do not contain Adobe PostScript software. These products are expected to contain a non-Adobe clone version of PostScript and are expected to reach the market in July of 1997. All of these factors may impact the Company's ability to maintain or sustain revenue growth in this area.


                                       1997            1996           CHANGE
                                      -------         -------         ------
First quarter period:                    (Dollars in millions)

  Product group revenue --
    Application  products             $175.0         $146.7             19.3%
  Percentage of total revenue           77.3%          75.8%

    Application products revenue is derived predominantly from shipments of application software programs marketed through retail distribution channels; however, Adobe PageMill, Adobe SiteMill, Adobe FrameMaker, and Adobe Acrobat products are becoming more widely distributed through VARs and systems integrators. Adobe PhotoDeluxe is marketed through bundles with digital camera manufacturers.

    Application products revenue in the first quarter of 1997 was significantly higher than that of the same quarter in 1996. This reflected increased demand for Adobe Photoshop 4.0, Adobe PageMaker 6.5, and Acrobat
3.0 which were all released in the second half of 1996. In addition, increased demand for PhotoDeluxe added to first quarter 1997 revenues. These increases were partially offset by decreased revenue for Adobe Illustrator, FrameMaker, Adobe Premiere, and SiteMill. The Company believes the decrease in demand for Illustrator was caused by customers anticipating the release of the next version of Illustrator later in 1997 rather than a loss of market share.

     In general, the Company's application products on the Windows platform have experienced greater growth than those on the Macintosh platform during the first quarter of 1997. The Company expects this trend to continue for the foreseeable future.

DIRECT COSTS

                                           1997           1996        CHANGE
                                         --------      --------       ------
First quarter period:                     (Dollars in millions)

  Direct costs                            $34.3          $35.2         (2.6)%
  Percentage of total revenue              15.1%          18.2%

    Direct costs include royalties; amortization of acquired technologies; and direct product, packaging and shipping costs.

    Gross margins, in general, are affected by the mix of licensing revenue versus application products revenue as well as the product mix within application products. Direct costs were lower in the first quarter of 1997 compared with the same quarter last year due to the distribution of more application products via CD-ROM media and lower royalty payments on products being shipped.

    Gross margins for application products are expected to vary for the remainder of 1997 depending on the product mix sold during the period.

OPERATING EXPENSES

                                           1997           1996         CHANGE
                                         --------       --------       ------
First quarter period:                     (Dollars in millions)

  Software development costs --
    Research and development              $38.2           $37.2          2.7%
    Percentage of total revenue            16.9%           19.2%

    Research and development expenses consist principally of salaries and benefits for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

    Research and development expense increased in absolute dollars as the Company invested in new technologies, new product development, and the infrastructure to support such activities. The increase reflects the expansion of the Company's engineering staff and related costs required to support its continued emphasis on developing new products and enhancing existing products. The Company continues to make significant investments in development of all of its software products, including those targeted for the emerging Internet market.

    The Company believes that continued investments in research and development are necessary to remain competitive in the marketplace, and are directly related to continued, timely development of new and enhanced products. Accordingly, the Company intends to continue recruiting and hiring experienced software developers. The Company expects that research and development expenditures in 1997 will continue to increase in absolute dollars and increase slightly as a percentage of revenue over the first quarter 1997 percentage.

                                          1997           1996        CHANGE
                                        -------        -------       ------
First quarter period:                    (Dollars in millions)

  Software development costs --
  Amortization of capitalized
  software development costs               --            $0.6         100.0%
    Percentage of total revenue            --             0.3%

    In the implementation of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development expenditures on Adobe products, after achieving technological feasibility, were deemed to be immaterial. Certain software development expenditures on Frame products had been capitalized and were being amortized over the lives of the respective products. Full amortization of all Frame products was acheived by the end of 1996. In the first quarter of 1997, software development expenditures on all products, after reaching technological feasibility, were immaterial and the Company expects this trend to continue in the future.

                                         1997           1996           CHANGE
                                       -------        --------         ------
First quarter period:                   (Dollars in millions)

  Sales, marketing and
    customer support                    $72.0          $62.6            15.1%
  Percentage of total revenue            31.8%          32.3%


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

    The increase in absolute dollars for sales, marketing, and customer support expenses for the first quarter of 1997 compared with the same period last year are due to increased advertising and promotional expenditures for upgrades of existing products and further development of customer and technical support services to support a growing base of customers.

    For the remainder of 1997, sales, marketing, and customer support expenditures are expected to increase in absolute dollars, but decrease as a percentage of revenue. The increase in absolute dollars for the remainder of 1997 will be due to new product releases, increased investment in the Windows market and programs related to furthering worldwide recognition of the Adobe brand.

                                          1997           1996           CHANGE
                                        --------       --------         ------
First quarter period:                     (Dollars in millions)

  General and administrative             $17.5           $15.7          11.8%
  Percentage of total revenue              7.7%            8.1%

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

    General and administrative expenses increased in absolute dollars for the first quarter of 1997 compared with the same period last year. The increase resulted primarily from bonus accruals relating to the first quarter's performance, salary increases, higher rent expense, as well as higher systems and legal costs.

    The Company expects general and administrative spending for the remainder of 1997 to be slightly higher than the first quarter of 1997 level as a percentage of revenue as the Company continues to invest in an expanded and more comprehensive administrative infrastructure.

                                          1997           1996           CHANGE
                                        --------       --------         ------
First quarter period:                     (Dollars in millions)

  Other non-recurring items              $(2.4)          $--              --
  Percentage of total revenue             (1.0)%          --

    The non-recurring item which occurred during the first quarter of 1997 represents proceeds on the divestiture of a product line.

NONOPERATING INCOME

                                          1997           1996         CHANGE
                                        --------       --------       ------
First quarter period:                     (Dollars in millions)

  Investment gain/(loss)                 $(0.6)          $2.7         (122.8)%
  Percentage of total revenue             (0.3)%          1.4%

    Investment gain (loss) consists principally of realized gains or losses from direct investments as well as mark-to-market valuation adjustments for Adobe Ventures L.P. investments.

    In the first quarter of 1997, the $0.6 million loss represents the mark-to-market adjustment of investments held by Adobe Ventures L.P.


                                          1997           1996         CHANGE
                                        --------       --------       ------
First quarter period:                     (Dollars in millions)

  Interest and other income               $7.0          $ 8.8         (20.4)%
  Percentage of total revenue              3.1%           4.5%

    Interest and other income consists principally of interest earned on cash, cash equivalents, and short term investments as well as foreign exchange transaction gains and losses.

    In the first quarter of 1997, interest and other income decreased compared with the same period of 1996. The decrease is primarily due to a gain realized in the first quarter of 1996 on the disposition of part of the Company's short-term portfolio.

PROVISION FOR INCOME TAXES

                                          1997           1996         CHANGE
                                        --------       --------       ------
First quarter period:                     (Dollars in millions)

  Provision for income taxes              $26.7         $20.2          32.1%
  Percentage of total revenue              11.8%         10.4%
  Effective tax rate                       36.5%         37.5%

    The effective tax rate for the first quarter of 1997 was lower than the same quarter in 1996 due to an increase in short-term tax-exempt investments and additional federal research and experimentation tax credits. The Company expects the tax rate to remain at 36.5% for the remainder of 1997.


NET INCOME AND NET INCOME PER SHARE

                                          1997           1996         CHANGE
                                        --------       --------       ------
First quarter period:                     (Dollars in millions)

  Net income                             $46.5          $33.7          38.1%
  Percentage of total revenue             20.5%          17.4%
  Net income per share                     $.63           $.44         43.3%
  Weighted shares (In thousands)         73,939         76,394         (3.2)%


    Net income for the first quarter of 1997 increased 38.1% from the first quarter of 1996. Earnings per share were $.63, a 43.3% increase from the first quarter of 1996. The increase from quarter to quarter was caused primarily by higher revenues, lower direct costs and operating expenses partially offset by decreased nonoperating income. Also, reduced shares outstanding contributed to a higher earnings per share.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    The Company believes that in the future its results of operations could be affected by various factors such as delays in shipment of the Company's new products and major new versions of existing products; market acceptance of new products and upgrades; renegotiation of royalty arrangements; growth in worldwide personal computer and printer sales and sales price adjustments; consolidation in the OEM printer business; industry transitions to new business and information delivery models; and adverse changes in general economic conditions in any of the countries in which the Company does business.

    The Company's ability to develop and market products, including upgrades of currently shipping products, that successfully adapt to changing customer needs may also have an impact on the results of operations. The Company's ability to extend its core technologies into new applications and to anticipate or respond to technological changes could affect its ability to develop these products. A portion of the Company's future revenue will come from these products. Delays in product introductions could have an adverse effect on the Company's revenue, earnings, or stock price. The Company cannot determine the ultimate effect that these new products or upgrades will have on its sales or results of operations.

    Although the Company generally offers its application products on Macintosh, Windows, and UNIX platforms, a majority of the overall sales of these products to date has been for the Macintosh platform, particularly for the higher end Macintosh computers. If there is a slowdown of customer purchases in the higher end Macintosh market or if the Company is unable to increase its sales to Windows customers, the Company's operating results could be materially adversely affected. Also, as the Company broadens its customer base to achieve greater penetration in the corporate business and consumer markets, the Company may need to adapt its application software distribution channels. The Company could experience decreases in average selling prices and some transitions in its distribution channel which could materially adversely affect its operating results. In addition, to the extent that there is a slowdown of customer purchases of personal computers in general, the Company's operating results could be materially adversely affected.

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

    During 1995, the Company entered the Internet market, which has only recently begun to develop. The Internet market is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products addressing authoring and communication over the Internet. As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The software industry addressing the authoring and electronic publishing requirements of the Internet is young and has few proven products. In addition, new models for licensing software to accommodate new information delivery practices will be needed. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, ease of use and access, cost, and quality of service) remain unresolved and may impact the growth of Internet use, together with the software standards and electronic media employed in such markets.

    The Company derives a significant portion of its revenue and operating income from its subsidiaries located in Europe, Japan, Asia-Pacific and Latin America. While most of the revenue of these subsidiaries is denominated in U.S. dollars, the majority of their expense transactions are denominated in foreign currencies, including the Japanese yen and most major European currencies. As a result, the Company's operating results are subject to fluctuations in foreign currency exchange rates. To date, the impact of such fluctuations has been insignificant and the Company has not engaged in any significant activities to hedge its exposure to foreign currency exchange rate fluctuations. In addition, the Company generally experiences lower revenue from its European operations in the third quarter because many customers reduce their business activities in the summer months.

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

                            FINANCIAL CONDITION

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

                                      FEBRUARY 28    NOVEMBER 29
                                          1997           1996         CHANGE
                                        --------       --------       ------
                                         (Dollars in millions)

    Cash, cash equivalents and
      short-term investments             $568.1          $564.1         0.7%

    The Company's cash balances and short term investments have increased due to profitable operations, partially offset by expenditures for the repurchase of stock, capital outlays, other investments, and deposits required under real estate development agreements.

    Cash equivalents consist of highly liquid money market instruments. All of the Company's cash equivalents and short-term investments, consisting principally of municipal bonds, auction rate certificate securities, United States government and government agency securities, and asset-backed securities, are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Securities." The securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.


OTHER ASSETS

                                       FEBRUARY 28   NOVEMBER 29
                                          1997           1996         CHANGE
                                        --------       --------       ------
                                         (Dollars in millions)

    Other assets                        $177.9         $195.3         (8.9)%

    Included above in other assets at February 28, 1997, are unrealized gains and losses on marketable debt and equity securities. The equity investment in Netscape Communications Corporation was marked-to-market for an unrealized loss of $23.8 million during the first quarter of 1997. The Company has a new stock dividend program which it will announce from time to time the dividend of a portion of the marketable stock it holds in publicly traded companies as a result of prior venture investments it has made in these companies.

NONCURRENT LIABILITIES AND SHAREHOLDERS' EQUITY



                                       FEBRUARY 28   NOVEMBER 29
                                          1997           1996         CHANGE
                                       -----------   -----------      ------
                                         (Dollars in millions)

    Noncurrent liabilities and
      shareholders' equity               $801.1         $781.7          2.5%

    Included above is shareholders' equity and at February 28, 1997, obligations for put warrants. At November 29, 1996, deferred income taxes related to unrealized gains and losses on equity investments and obligations for put warrants are included. The Company has no long-term debt. The increase from November 29, 1996 to February 28, 1997, results from net income and the issuances of common stock under the Company's stock option and employee stock purchase plans partially offset by the unrealized loss on the equity investment in Netscape Communications Corporation and the repurchase of stock.

    Under its stock repurchase program, the Company repurchased 3,321,500 shares at a cost of $124.5 million in 1996. During the first quarter of 1997, the Company repurchased 477,000 shares at a cost of $16.1 million. The Company intends to continue to directly repurchase common shares and arrange options to purchase common shares to partially fund the Company's employee stock purchase and stock option plans.

    The Board of Directors of the Company declared a cash dividend on the Company's common stock of $.05 per common share on March 14, 1997, for the first quarter of 1997. The dividend will be for shareholders of record as of April 1, 1997, and will be paid on April 15, 1997. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon business conditions, results of operations, the financial condition of the Company and other factors.


WORKING CAPITAL


                                       FEBRUARY 28   NOVEMBER 29
                                          1997           1996         CHANGE
                                        --------       --------       ------
                                         (Dollars in millions)

       Working capital                   $534.2         $506.1         5.5%

    Net working capital grew to $534.2 million as of February 28, 1997, compared to $506.1 million as of November 29, 1996. Cash flow provided by operations for the quarter ended February 28, 1997 was $35.2 million.

    Expenditures for property and equipment totaled $6.6 million. Such expenditures are expected to continue, including computer systems for development, sales and marketing, product support, and administrative staff. In the future, additional cash may be used to acquire software products or technologies complementary to the Company's business. Net cash used by financing activities during the quarter ended February 28, 1997 was

$8.4 million primarily resulting from the repurchase of stock and payment of dividends, partially offset by the issuance of common stock under employee stock plans.

    The Company's principal commitments as of February 28, 1997 consisted of obligations under operating leases, venture investing activities, real estate development agreements, and various service and lease guarantee agreements with a related party.

    VENTURE INVESTING

    Adobe conducts a number of major venture investing activities, all of which share the following objectives: (1) to gain insights into emerging technologies and markets that can affect Adobe's strategic position in the software business; (2) to invest in companies that can create extensions to the features, functionality and/or marketability of Adobe's current products; and (3) to achieve acceptable financial returns for shareholders at the same time the strategic advantages of the program are being realized.

    Currently Adobe has investments in 23 companies in its venture investing program. This includes direct investments made by Adobe; investments made in a limited partnership in which Adobe is the sole limited partner ("Adobe Ventures I"); and three investments in other companies acquired as part of Adobe's mergers with Aldus Corporation and Frame Technology Corporation. Adobe has the authority to invest up to $40 million in Adobe Ventures I, of which $35.9 million as been invested or committed to date; the uncommitted authority is expected to be committed in follow-on investment rounds in the current companies.

    Adobe has established a second venture investment limited partnership ("Adobe Ventures II") with an authorized funding of $40 million, of which none has been committed or invested to date. Also, consistent with past practice, Adobe management may from time to time propose specific direct venture investments for Board of Directors' approval, and such approved amounts are not included in the $40 million funding authority of Adobe Ventures II.

    To date Adobe has a cumulative cost basis of $60.1 million in all venture investments, including in several companies where either the company has been sold to a third party or where Adobe has already liquidated a portion of its holdings in a registered secondary offering. To date Adobe has received $72.6 million in net cash proceeds from these sales and liquidations of venture investments. The remaining current portfolio of venture investments, including investments in the limited partnerships, was valued at $72.2 million as of March 14, 1997. The valuation methodology is based on the following criteria. Investments in (1) private companies are valued at cost or market, whichever is lower; (2) publicly traded companies are valued at the market price if the shares are freely tradable, or at a discount, which varies depending on the duration and nature of the trading restriction and depending on whether it is direct investment or a partnership investment, which are governed by different accounting rules.

    As part of its venture investing program, Adobe has established a new venture dividend program for shareholders. Under this program, Adobe will announce from time to time the dividend of one or more stocks it holds in publicly traded companies as a result of prior venture investments it has made in these companies. These announcements will be made after Adobe's shares in these companies are freely tradable and after these companies have publicly released their quarterly earnings. The objective of the venture dividend program is to allow shareholders to participate directly in the financial benefits of this program.

    Also as part of its venture investing program, Adobe established in March 1997 an internal limited partnership ("Adobe Incentive Partners") which enables certain executives of Adobe to participate in cash or stock distributions from venture investments. Adobe is both the general partner and a limited partner. Other limited partners are executive officers of Adobe who are involved in Adobe's venture investing activities and whose participation is deemed critical to the success of the program.

    Adobe's Class A senior partnership interest includes both a liquidation preference and a preference in recovery of the cost basis of each specific investment. The executives' Class B junior partnership interest qualifies for partnership distributions only after: (a) Adobe has fully recovered the cost basis of its investment in the specific company for which a distribution is made; and (b) each participating executive has met the vesting requirement for distribution, which is identical to the 1994 stock option plan vesting period, which is a monthly vesting schedule of 2.08% per month for the first 24 months and 4.17% for the remaining 12 months. Any new participating officer must also be employed by Adobe for 12 months before any interest is vested. The limited partnership investments are restricted to venture investments in companies that are private at the time of the establishment of the Partnership or when the investment is made, whichever is later. Partnership interests may be allocated to designated officers only while the company is still private. Class B interests may not exceed a maximum of 20% of the venture investments included in Adobe Incentive Partnership.

    Because the partnership's investments are in private companies, and because Adobe has a liquidation preference and cost recovery preference for its Class A participation units, the cost to Adobe and the initial value of Class B participation units at the formation of the partnership is modest.

    REAL ESTATE DEVELOPMENT

    During 1994, the Company entered into a real estate development agreement and an operating lease agreement in connection with the construction of an office facility. In August 1996, the construction was completed and the operating lease commenced. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $57.3 million. During the construction period, the Company was required to pledge certain interest bearing intruments to the lessor as collateral to secure the performance of its obligations under the lease. As of February 28, 1997, the Company's deposits under this agreement totaled approximately $67.3 million in United States government treasury notes and money market mutual funds. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets.

    During the third quarter of 1996, the Company exercised its option under the development agreement to begin a second phase of development for an additional office facility. In August 1996, the Company entered into a construction agreement and an operating lease agreement for this facility. The operating lease will commence on completion of construction in 1998. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $64.3 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor as an interest bearing security deposit to secure the performance of its obligations under the lease. During the first quarter of 1997, the Company deposited approximately $5.0 million, and as of February 28, 1997, the Company's deposits under this agreement totaled approximately $8.4 million. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets.

    SERVICE AND LEASE GUARANTEES

    The Company holds a 17 percent equity interest in McQueen Holdings Limited ("McQueen"), a U.K. Company, and accounts for the investment at cost. During 1994, the Company entered into various agreements with McQueen, whereby the Company contracted with McQueen to perform product localization and technical support functions and to provide printing, assembly, and warehousing services.

    The Company believes that existing cash, cash equivalents, and short-term investments, together with cash generated from operations, will provide sufficient funds for the Company to meet its operating cash requirements in the foreseeable future.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

                                          INCORPORATED BY REFERENCE
EXHIBIT                                   --------------------------      FILED
NUMBER   EXHIBIT DESCRIPTION              FORM      DATE      NUMBER     HEREWITH
-------  ----------------------------     ----    --------   --------    --------
3.2.9    Restated Bylaws                  10-Q    05/31/96    3.2.9

4.1      Shareholders Rights              10-Q    05/31/96    4.1
         Plan, as amended*

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

10.21.3  Revised Bonus Plan*                                                 X

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

                                                       (Continued)
3.  Index to Exhibits (Continued)

                                          INCORPORATED BY REFERENCE
EXHIBIT                                   --------------------------      FILED
NUMBER   EXHIBIT DESCRIPTION              FORM      DATE      NUMBER     HEREWITH
-------  ----------------------------     ----    --------   --------    --------
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

10.35    Form of Executive                10-K    12/01/95    10.35
         Severance and Change
         of Control Agreement*

10.36    1996 Outside Directors           10-Q    05/31/96     10.36
         Stock Option plan*

10.37    Confidential  Resignation        10-Q    05/31/96     10.37
         Agreement*

10.38    Sublease of the Land and         10-Q    08/30/96     10.38
         Lease of the Improvements
         By and Between
         Sumitomo Bank Leasing
         and Finance Inc. and
         Adobe Systems Incorporated
         (Phase 2)

11       Computation of Earnings                                             X
         Per Common Share

27       Financial Data Schedule                                             X

------------
*Compensatory plan or arrangement

(b)  Reports on Form 8-K


    No reports on Form 8-K were filed in the quarter ended February 28, 1997.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ADOBE SYSTEMS INCORPORATED


Date: April 14, 1997


                                       By   /s/  P. Jackson Bell
                                          --------------------------------
                                          P. Jackson Bell,
                                          Executive Vice President,
                                          Chief Financial Officer,
                                          Chief Administrative Officer,
                                          and Assistant Secretary
                                          (Principal Financial Officer)

                            SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

    Acrobat
    Adobe
    Illustrator
    FrameMaker
    PageMaker
    PageMill
    PhotoDeluxe
    Photoshop
    PostScript
    PrintGear
    SiteMill

    All other brand or product names are trademarks or registered trademarks of their respective holders.