Form 10-Q
period 1997-05-30
ADOBE SYSTEMS INC
filed 1997-07-14
CIK 796343

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                              --------------------------

                                      FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MAY 30, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                           COMMISSION FILE NUMBER:  33-6885

                              ADOBE SYSTEMS INCORPORATED
                (Exact name of registrant as specified in its charter)

                  DELAWARE                            77-0019522
        (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

     345 PARK AVENUE, SAN JOSE, CALIFORNIA            95110-2704
  (Address of principal executive offices)            (Zip Code)

          Registrant's telephone number, including area code: (408) 536-6000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                             ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      Shares Outstanding
    Class                                               May 30, 1997
    -----                                               ------------

    Common stock, $0.0001 par value                      72,881,490

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                                                                        Page No.

                           PART I -- FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements                 3

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        13

                             PART II -- OTHER INFORMATION

Item 1.          Legal Proceedings                                          29

Item 4.          Submission of Matters to a Vote of Security Holders        30

Item 6.          Exhibits and Reports on Form 8-K                           32

Signature                                                                   36

Summary of Trademarks                                                       37




                                       EXHIBITS

Exhibit 2.1      Agreement and Plan of Merger

Exhibit 3.1      Certificate of Incorporation

Exhibit 3.2.10   Bylaws

Exhibit 10.25.1  Form of Idemnity Agreement

Exhibit 10.41 Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.

Exhibit 11       Computation of Earnings per Common Share

Exhibit 27       Financial Data Schedules

PART I -- FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included under this item are as follows:

                                                                    SEQUENTIALLY
                                                                        NUMBERED
FINANCIAL STATEMENT DESCRIPTION                                             PAGE
------------------------------------------------------------       -------------
-   Condensed Consolidated Statements of Income
    Quarters Ended May 30, 1997 and May 31, 1996
    and Six Months Ended May 30, 1997 and May 31, 1996                  4

-   Condensed Consolidated Balance Sheets
    May 30, 1997 and November 29, 1996 5

-   Condensed Consolidated Statements of Cash Flows
    Six Months Ended May 30, 1997 and May 31, 1996                      6

-   Notes to Condensed Consolidated Financial Statements                8

                              ADOBE SYSTEMS INCORPORATED

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             QUARTERS ENDED                SIX MONTHS ENDED
                                        -------------------------     -------------------------
                                          MAY 30         MAY 31         MAY 30        MAY 31
                                           1997           1996           1997          1996
                                        ----------     ----------     ----------    -----------
Revenue:
    Licensing                          $   53,261     $   49,287     $  104,721    $    96,198
    Application products                  175,003        155,050        350,002        301,781
                                        ----------     ----------     ----------    -----------
      Total revenue                       228,264        204,337        454,723        397,979
Direct costs                               32,658         36,078         66,947         71,286
                                       ----------     ----------     ----------    -----------
Gross margin                              195,606        168,259        387,776        326,693
                                       ----------     ----------     ----------    -----------
Operating expenses:
    Software development costs:
      Research and development             41,253         37,664         79,450         74,871
      Amortization of capitalized
      software development costs               --            626             --          1,252
    Sales, marketing and
      customer support                     75,179         65,738        147,217        128,342
    General and administrative             21,106         16,429         38,602         32,080
    Write-off of acquired in-
      process research and
      development                           3,157         14,699          3,157         14,699
    Other non-recurring items                  --             --         (2,359)            --
                                       ----------     ----------     ----------    -----------
Total operating expenses                  140,695        135,156        266,067        251,244
                                       ----------     ----------     ----------    -----------

Operating income                           54,911         33,103        121,709         75,449
Nonoperating income, net:
    Investment gain/(loss)                     34            297           (590)         3,029
    Interest and other income               8,259          6,387         15,252         15,170
                                       ----------     ----------     ----------    -----------
Total nonoperating income                   8,293          6,684         14,662         18,199
                                       ----------     ----------     ----------    -----------
Income before income taxes                 63,204         39,787        136,371         93,648
Provision for income taxes                 23,098         17,778         49,781         37,976
                                       ----------     ----------     ----------    -----------
Net income                             $   40,106     $   22,009     $   86,590    $    55,672
                                       ----------     ----------     ----------    -----------
                                       ----------     ----------     ----------    -----------

Net income per share                   $      .54     $      .29     $     1.17    $      . 73
                                       ----------     ----------     ----------    -----------
                                       ----------     ----------     ----------    -----------
Shares used in computing net
    income per share                       74,416         75,638         74,178         76,016
                                       ----------     ----------     ----------    -----------
                                       ----------     ----------     ----------    -----------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ADOBE SYSTEMS INCORPORATED

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                            MAY 30       NOVEMBER 29
                                                             1997           1996
                                                          -----------    -----------

                                     ASSETS
Current assets:
 Cash and cash equivalents                                $   185,587    $   110,745
 Short-term investments                                       461,874        453,371
 Receivables, net of allowances
  of $4,825 and $5,196, respectively                          130,984        115,823
 Other current assets                                          49,232         45,875
                                                          -----------    -----------
    Total current assets                                      827,677        725,814
Property and equipment                                         82,917         80,231
Other assets                                                  169,785        195,348
                                                          -----------    -----------
                                                          $ 1,080,379    $ 1,001,393
                                                          -----------    -----------
                                                          -----------    -----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade and other payables                                 $    61,601    $    43,056
 Accrued expenses                                             102,296         83,065
 Accrued restructuring costs                                    8,931         10,854
 Income taxes payable                                          40,454         67,210
 Deferred revenue                                              19,964         15,537
                                                          -----------    -----------
    Total current liabilities                                 233,246        219,722
                                                          -----------    -----------
Deferred income taxes                                              --          3,809
Put warrants                                                       --         71,348
Stockholders' equity:
 Preferred stock, $0.0001 par value;
  2,000 shares authorized; none issued                             --             --
 Common stock, $0.0001 par value;
  200,000 shares authorized;
  72,881 and 71,476 shares issued
  and outstanding, respectively                                     7              7
 Additional paid-in capital                                   246,882        148,595
 Retained earnings                                            587,310        529,546
 Unrealized gains on investments                               18,306         33,514
 Cumulative translation adjustment                             (5,372)        (5,148)
                                                          -----------    -----------
    Total stockholders' equity                                847,133        706,514
                                                          -----------    -----------
                                                          $ 1,080,379    $ 1,001,393
                                                          -----------    -----------
                                                          -----------    -----------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ADOBE SYSTEMS INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                                            SIX MONTHS ENDED
                                                        -----------------------
                                                          MAY 30       MAY 31
                                                           1997         1996
                                                        ----------   ----------

Cash flows from operating activities:
 Net income                                            $   86,590   $   55,672
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Stock compensation expense                                3,711        5,502
  Depreciation and amortization                            21,649       12,865
  Deferred income taxes                                    (2,651)      (7,722)
  Provision for losses on accounts receivable                 308         (687)
  Equity in net income of Adobe Ventures                      658           --
  Write-off of acquired in-process
   research and development                                 3,157       14,699
  Changes in operating assets and liabilities:
   Receivables                                            (15,121)      17,117
   Other current assets                                    (5,144)       1,242
   Trade and other payables                                18,739        5,775
   Accrued expenses                                          (247)       3,588
   Accrued restructuring costs                             (1,826)     (17,191)
   Income taxes payable                                   (26,832)      12,492
   Deferred revenue                                         4,014          326
                                                       ----------   ----------

Net cash provided by operating activities                  87,005      103,678
                                                       ----------   ----------
Cash flows from investing activities:
 Purchases of short-term investments                   (1,748,497)    (648,925)
 Maturities and sales of short-term investments         1,761,554      656,176
 Acquisitions of property and equipment                   (16,610)     (16,867)
 Additions to other assets                                (22,487)     (33,494)
 Acquisitions, net of cash acquired                        (2,121)      (4,527)
                                                       ----------   ----------

Net cash used for investing activities                    (28,161)     (47,637)
                                                       ----------   ----------

                                                                     (Continued)



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (CONTINUED)

                                                          SIX MONTHS ENDED
                                                      -------------------------
                                                        MAY 30         MAY 31
                                                         1997           1996
                                                      ----------     ----------
Cash flows from financing activities:
 Proceeds from issuance of common stock              $   60,185     $   13,092
 Repurchase of common stock                             (36,957)       (41,971)
 Payment of dividends                                    (7,249)        (7,319)
                                                     ----------     ----------
Net cash provided (used) by financing activities         15,979        (36,198)
                                                     ----------     ----------

Effect of foreign currency exchange rates on
 cash and cash equivalents                                   19           (620)
                                                     ----------     ----------

Net increase in cash and cash equivalents                74,842         19,223

Cash and cash equivalents at beginning of period        110,745         58,493
                                                     ----------     ----------
                                                     ----------     ----------

Cash and cash equivalents at end of period           $  185,587     $   77,716
                                                     ----------     ----------
                                                     ----------     ----------

Supplemental disclosures:
 Cash paid during the period for income taxes        $   56,844     $   21,278
                                                     ----------     ----------
                                                     ----------     ----------

 Noncash investing and financing activities:
  Dividends declared but not paid                    $    3,660     $    3,632
                                                     ----------     ----------
                                                     ----------     ----------

  Dividend in-kind declared but not issued           $   21,560     $       --
                                                     ----------     ----------
                                                     ----------     ----------

  Put warrants written                               $   43,767     $   29,483
                                                     ----------     ----------
                                                     ----------     ----------

  Issuance of notes for acquisition                  $       --     $    9,473
                                                     ----------     ----------
                                                     ----------     ----------



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ADOBE SYSTEMS INCORPORATED

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated balance sheets and statements of income and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the condensed consolidated financial position at May 30, 1997, and the condensed consolidated statements of income and cash flows for the interim periods ended May 30, 1997 and May 31, 1996.

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

    The results of operations for the interim periods ended May 30, 1997 are not necessarily indicative of the results to be expected for the full year.

    NET INCOME PER SHARE

    Net income per share is based upon weighted average common and dilutive common equivalent shares outstanding using the treasury stock method. Dilutive common equivalent shares include stock options. Fully diluted earnings per share for the quarters ended May 30, 1997 and May 31, 1996 were not materially different from primary earnings per share.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings Per Share." SFAS No.128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No.128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share.

                              ADOBE SYSTEMS INCORPORATED

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (IN THOUSANDS)
                                     (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    NET INCOME PER SHARE (CONTINUED)

    The Company plans to adopt SFAS No.128 in its fiscal quarter ending February 27, 1998 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No.128.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the November 29, 1996 balances to conform to the presentation at May 30, 1997.


NOTE 2.  PROPERTY AND EQUIPMENT


    Property and equipment consisted of the following:

                                                          MAY 30     NOVEMBER 29
                                                           1997         1996
                                                        ---------    ---------

       Land                                             $     782    $     782
       Building                                             4,478        4,615
       Equipment                                          128,675      121,044
       Furniture and Fixtures                              20,520       18,126
       Leasehold improvements                              19,641       13,036
                                                        ---------    ---------
                                                          174,096      157,603
       Less accumulated depreciation and amortization      91,179       77,372
                                                        ---------    ---------

                                                        $  82,917    $  80,231
                                                        ---------    ---------
                                                        ---------    ---------

                              ADOBE SYSTEMS INCORPORATED

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (IN THOUSANDS)
                                     (CONTINUED)


NOTE 3.  OTHER ASSETS

  Other assets consisted of the following:

                                                MAY 30       NOVEMBER 29
                                                 1997           1996
                                              -----------    -----------
   Equity investments                         $    52,254    $    97,679
   Purchased technology and licensing
     agreements                                    32,636         32,211
   Restricted funds and security deposits          81,775         69,443
   Miscellaneous other assets                      48,996         35,470
                                              -----------    -----------

                                                  207,066        234,803

   Less accumulated amortization                   45,876         39,455
                                              -----------    -----------

                                               $  169,785     $  195,348
                                              -----------    -----------
                                              -----------    -----------

    Included above in other assets, as equity investments, at May 30, 1997, are equity securities and related unrealized gains and losses thereon. Equity investments included an investment in Netscape Communications Corporation ("Netscape") at November 26, 1996. However, during the second quarter of fiscal 1997, the investment in Netscape was reclassified to short-term investments when Adobe announced the dividend of most of the Netscape shares.



NOTE 4.  ACCRUED EXPENSES
    Accrued expenses consisted of the following:
                                                   MAY 30       NOVEMBER 29
                                                    1997           1996
                                                 ----------     ----------
     Accrued compensation and benefits           $   32,340     $   24,673
     Sales and marketing allowances                  13,582         13,753
     Other                                           56,374         44,639
                                                 ----------     ----------

                                                 $  102,296     $   83,065
                                                 ----------     ----------
                                                 ----------     ----------

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

    As of May 30, 1997 and November 29, 1996, $8.9 million and $10.9 million, respectively, remained accrued and primarily relates to lease and third-party contract termination payments, resulting from the planned closure of duplicate offices in Europe and the United States. These payments are expected to continue through the contract terms or negotiated early termination date, if applicable.


NOTE 6.  CAPITAL STOCK

    RECAPITALIZATION

    In May 1997, the Company was reincorporated in the State of Delaware. As part of this reincorporation, each outstanding share of the old California Corporation preferred stock and common stock was converted automatically to one share of the new Delaware Corporation $0.0001 par value preferred stock and common stock. This change resulted in a transfer from the common stock account to the additional paid-in capital account totaling $246.9 million in the period ending May 30, 1997. All prior periods presented have been restated to reflect this change.


NOTE 7.  COMMITMENTS AND CONTINGENCIES

    REAL ESTATE DEVELOPMENT AGREEMENT

    During 1994, the Company entered into a real estate development agreement and an operating lease agreement in connection with the construction of an office facility in San Jose, California. In August 1996, the construction was completed and the operating lease commenced. The Company has the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor

                              ADOBE SYSTEMS INCORPORATED

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (IN THOUSANDS)
                                     (CONTINUED)


NOTE 7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

    REAL ESTATE DEVELOPMENT AGREEMENT (CONTINUED)

any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $57.3 million. During the construction period, the Company was required to pledge certain interest bearing financial investments to the lessor as collateral to secure the performance of its obligations under the lease. As of May 30, 1997, the Company's deposits under this agreement totaled approximately $68.2 million in United States government treasury notes and money market mutual funds. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets.

    During the third quarter of 1996, the Company exercised its option under the development agreement to begin a second phase of development for an additional office facility. In August 1996, the Company entered into a construction agreement and an operating lease agreement for this facility. The operating lease will commence on completion of construction in 1998. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $64.3 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor as an interest bearing security deposit to secure the performance of its obligations under the lease. During the second quarter of 1997, the Company deposited approximately $5.2 million, and as of May 30, 1997, the Company's deposits under this agreement totaled approximately $13.6 million. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets.

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

    IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1997AND THE 1996 ANNUAL REPORT ON FORM 10-K . READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                                RESULTS OF OPERATIONS

OVERVIEW

    Adobe Systems Incorporated ("Adobe" or the "Company") develops, markets, and supports computer software products and technologies that enable users to create, display, assemble and communicate images and documents in electronic and printed formats. The Company licenses its technology to major computer, printing, and publishing suppliers, and markets application software products and type products for authoring, editing, distributing and printing visually rich documents. The Company distributes its products through a network of original equipment manufacturer ("OEM") customers, distributors and dealers, and value-added resellers ("VARs") and system integrators. The Company has operations in North America, Europe, Japan, Asia-Pacific and Latin America regions.

    The following table sets forth for the quarters and six months ended May 30, 1997, and May 31, 1996, the Company's condensed consolidated statements of income expressed as a percentage of total revenue:



                                         QUARTERS ENDED               NINE MONTHS ENDED
                                   -------------------------     -------------------------
                                    MAY 30         MAY 31         MAY 30         MAY 31
                                     1997           1996           1997           1996
                                  ----------     ----------     ----------     ----------
Revenue:
 Licensing                              23.3%          24.1%          23.0%          24.2%
 Application products                   76.7           75.9           77.0           75.8
                                  ----------     ----------     ----------     ----------
    Total revenue                      100.0          100.0          100.0          100.0

Direct costs                            14.3           17.7           14.7           17.9
                                  ----------     ----------     ----------     ----------

Gross margin                            85.7           82.3           85.3           82.1
                                  ----------     ----------     ----------     ----------

Operating expenses:
 Software development costs:
  Research and development              18.1           18.4           17.5           18.8
  Amortization of capitalized
   software development
   costs                                  --            0.3             --            0.3
 Sales, marketing and
  customer support                      32.9           32.2           32.4           32.2
 General and administrative              9.2            8.0            8.5            8.1
 Write-off of acquired in-
  process research and
  development                            1.4            7.2            0.7            3.7
 Other non-recurring items                --             --           (0.5)            --
                                  ----------     ----------     ----------     ----------

Total operating expenses                61.6           66.1           58.5           63.1
                                  ----------     ----------     ----------     ----------

Operating income                        24.1           16.2           26.8           19.0

Nonoperating income:
 Investment gain (loss)                   --            0.2           (0.1)           0.7
 Interest and other income               3.6            3.1            3.4            3.8
                                  ----------     ----------     ----------     ----------

Total nonoperating income                3.6            3.3            3.2            4.5
                                  ----------     ----------     ----------     ----------

Income before income taxes              27.7           19.5           30.0           23.5

Provision for income taxes              10.1            8.7           10.9            9.5
                                  ----------     ----------     ----------     ----------

Net income                              17.6%          10.8%          19.0%          14.0%
                                  ----------     ----------     ----------     ----------
                                  ----------     ----------     ----------     ----------

REVENUE

                                                1997       1996     CHANGE
                                             ---------- --------- -----------
   Second quarter period:                    (Dollars in millions)

        Total revenue                         $228.3     $204.3     11.7%

   Six month period:

        Total revenue                         $454.7     $398.0     14.3%


    Revenue increased significantly from last year due to the release of new products. Product unit volume (as opposed to price) increase was the principal factor in the Company's revenue growth.

                                                1997       1996     CHANGE
                                             ---------- --------- -----------
   Second quarter period:                    (Dollars in millions)

        Product group revenue -- Licensing     $53.3      $49.3       8.1%

        Percentage of total revenue             23.3%      24.1%

   Six month period:

        Product group revenue -- Licensing    $104.7      $96.2       8.9%

        Percentage of total revenue             23.0%      24.2%


    Licensing revenue is derived from shipments by OEM customers of products containing the Adobe PostScript interpreter, Adobe PrintGear software and the Display PostScript system. Such PostScript products include: (1) standard roman printers as well as printers that work with Japanese, Chinese, and Korean languages; (2) imagesetters; and (3) workstations. Licensing revenue is also derived from shipments of products containing the Configurable PostScript Interpreter ("CPSI") by OEM customers. CPSI is a fully functional PostScript interpreter that resides on the host computer system rather than in a dedicated controller integrated into an output device. The configuration flexibility of CPSI allows OEMs and software developers to create and market a variety of PostScript products independently of controller hardware development. Adobe PostScript products sell to the small office/home office ("SOHO") market, as well as the corporate enterprise and high-end imagesetter markets. PrintGear software is targeted to the SOHO and home computer market.

    The number of units shipped by OEMs continued to grow on a quarterly basis. Royalty per unit is generally calculated as a percentage of the end user list price of a printer, although there are some components of licensing revenue based on a flat dollar amount per unit which typically do not change with list price changes. In the second quarters and six month periods of 1997 and 1996, licensing revenue was driven by increased demand for CPSI and by increased demand for color capability, shipments of PrintGear products, as well as greater penetration into the Japanese market.

    The Company has seen year-to-year increases in the number of OEM customers from which it is receiving licensing revenue and believes that such increases are attributable to the continued acceptance of PostScript software, as well as to the diversification of the Company's customer base across multiple platforms. In 1997, Adobe expects additional customers to introduce new PrintGear products that will serve the SOHO market. Also in 1997, one of Adobe's largest PostScript customers, Hewlett-Packard Company ("HP"), plans to introduce monochrome laser printer products that will not contain Adobe PostScript software. These products are expected to contain a non-Adobe clone version of PostScript and are expected to reach the market in the fall of 1997. While the Company expects overall licensing revenue growth to continue over the longer term, the anticipated loss of such revenue from HP will impact the Company's revenue growth during the short term.

                                                1997       1996     CHANGE
                                             ---------- --------- -----------
   Second quarter period:                    (Dollars in millions)

        Product group revenue --
           Application  products              $175.0     $155.1      12.9%

        Percentage of total revenue             76.7%      75.9%

   Six month period:

        Product group revenue --
           Application  products              $350.0     $301.8      16.0%

        Percentage of total revenue             77.0%      75.8%


    Application products revenue is derived predominantly from shipments of application software programs marketed through retail distribution channels; however, Adobe PageMill, Adobe SiteMill, Adobe FrameMaker, and Adobe Acrobat products are becoming more widely distributed through VARs and systems integrators. Adobe PhotoDeluxe is primarily distributed through OEM bundling agreements with digital camera, scanner, and personal computer manufacturers.

    During the second quarter and first six months of 1997, application products revenue was significantly higher than that of the same periods in 1996. This increase reflected continued demand for Adobe Photoshop 4.0, Acrobat 3.0, and PhotoDeluxe which were all released in the second half of 1996. In addition, the Company released Adobe Illustrator 7.0 in multiple languages on both the Macintosh and Windows platforms late in the second quarter of 1997. Also during the second quarter of 1997, the Company began shipping new versions of Adobe Type Manager Deluxe 4.0 for Windows NT, Adobe Dimensions 3.0, Adobe Streamline 4.0, and Acrobat Capture 2.0 for Windows. These increases were partially offset by decreased revenue for Adobe PageMaker, FrameMaker, Adobe Premiere, SiteMill and PageMill.

    In general, the Company's application products on the Windows platform have experienced greater growth than those on the Macintosh platform during the second quarter and first six months of 1997. During the second quarter of 1997, revenue from Windows-based products exceeded that from Macintosh-based products for the first time. Total Macintosh applications revenue decreased
12 percent year over year, all of which was related to new unit sales as opposed to sale of upgrades.

DIRECT COSTS

                                                1997       1996     CHANGE
                                             ---------- --------- -----------
   Second quarter period:                    (Dollars in millions)

        Direct costs                           $32.7      $36.1     (9.5)%

        Percentage of total revenue             14.3%      17.7%

   Six month period:

        Direct costs                           $66.9      $71.3     (6.1)%

        Percentage of total revenue             14.7%      17.9%

   Direct costs include royalties; amortization of acquired technologies; and direct product, localization, packaging and shipping costs.

   Gross margins, in general, are affected by the mix of licensing revenue versus application products revenue as well as the product mix within application products. Direct costs were lower in the second quarter and first six months of 1997 compared with the same periods last year due to the distribution of more application products via CD-ROM media and lower royalty payments on licensing related to products being shipped.

   Gross margins for application products are expected to vary for the remainder of 1997 depending on the product mix sold during the period.


OPERATING EXPENSES

                                                1997       1996     CHANGE
                                             ---------- --------- -----------
   Second quarter period:                    (Dollars in millions)

        Software development costs --
          Research and development             $41.3      $37.7       9.5%

        Percentage of total revenue             18.1%      18.4%

   Six month period:

        Software development costs --
          Research and development             $79.5      $74.9       6.1%

        Percentage of total revenue             17.5%      18.8%

   Research and development expenses consist principally of salaries and benefits for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

   Research and development expense increased in absolute dollars as the Company invested in new technologies, new product development, and the infrastructure to support such activities. The increase reflects the expansion of the Company's engineering staff and related costs required to support its continued emphasis on developing new products and enhancing existing products. The Company continues to make significant investments in development of all of its software products, including those targeted for the Internet and professional and personal publishing markets.

   The Company believes that continued investments in research and development are necessary to remain competitive in the marketplace, and are directly related to continued, timely development of new and enhanced products. Accordingly, the Company intends to continue recruiting and hiring experienced software developers.



                                                1997       1996     CHANGE
                                             ---------- --------- -----------
   Second quarter period:                    (Dollars in millions)

        Software development costs --
          Amortization of capitalized
          software development costs         $    --       $0.6        --

        Percentage of total revenue               --        0.3%

   Six month period:

        Software development costs --
          Amortization of capitalized
          software development costs         $    --       $1.3        --

        Percentage of total revenue               --        0.3%


    In the implementation of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development expenditures on Adobe products, after achieving technological feasibility, were deemed to be immaterial. Certain software development expenditures on Frame products had been capitalized and were being amortized over the lives of the respective products. Full amortization of all Frame products was achieved by the end of 1996. In the second quarter and first six months of 1997, software development expenditures on all products, after reaching technological feasibility, were immaterial and the Company expects this trend to continue in the future.

                                                1997       1996     CHANGE
                                             ---------- --------- -----------
   Second quarter period:                    (Dollars in millions)

        Sales, marketing and
          customer support                     $75.2      $65.7      14.4%

        Percentage of total revenue             32.9%      32.2%

   Six month period:

        Sales, marketing and
          customer support                    $147.2     $128.3      14.7%

        Percentage of total revenue             32.4%      32.2%


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

    Sales, marketing, and customer support expenses increased in the second quarter and first six months of 1997 compared with the same periods of 1996. The increases are due to increased advertising and promotional expenditures for upgrades of existing products and further development of customer and technical support services to support a growing base of customers.

    The increase in absolute dollars for the remainder of 1997 will be due to new product releases, increased investment in the Windows market and programs related to furthering worldwide recognition of the Adobe brand.

                                                1997       1996     CHANGE
                                             ---------- --------- -----------
   Second quarter period:                    (Dollars in millions)

        General and administrative             $21.1      $16.4      28.5%

        Percentage of total revenue              9.2%       8.0%

   Six month period:

        General and administrative             $38.6      $32.1      20.3%

        Percentage of total revenue              8.5%       8.1%


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

    General and administrative expenses increased in absolute dollars for the second quarter and first six months of 1997 compared with the same periods last year. The increase resulted primarily from higher information systems costs, legal costs, employee benefits costs, and costs associated with the implementaion of a more comprehensive administrative infrastructure.

    Because of the investments the Company is making in product development, marketing and sales efforts and in infrastructure development, operating expenses are expected to increase in absolute terms and may increase as a percentage of revenues, depending on the revenue levels achieved in any particular quarter.

                                                1997       1996     CHANGE
                                             ---------- --------- -----------
   Second quarter period:                    (Dollars in millions)

        Write-off of acquired in-
          process research and
          development                           $3.2      $14.7    (78.5)%

        Percentage of total revenue              1.4%       7.2%

   Six month period:

        Write-off of acquired in-
          process research and
          development                           $3.2      $14.7    (78.5)%

        Percentage of total revenue              0.7%       3.7%

    During the second quarter of 1997, the Company acquired two software companies and accounted for the transactions by the purchase method. The aggregate purchase price was principally allocated to in-process research and development and, accordingly, $3.2 million was expensed at the time of the acquisitions.

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

                                                1997       1996     CHANGE
                                             ---------- --------- -----------
   Second quarter period:                    (Dollars in millions)

        Other non-recurring items             $   --     $   --        --

        Percentage of total revenue               --         --

   Six month period:

        Other non-recurring items             $(2.4)     $   --        --

        Percentage of total revenue            (0.5)%        --


    The non-recurring item which occurred during the first quarter of 1997 represents proceeds on the divestiture of a product line.

NONOPERATING INCOME

                                                1997       1996     CHANGE
                                             ---------- --------- -----------
   Second quarter period:                    (Dollars in millions)

        Investment gain/(loss)                $   --       $0.3        --

        Percentage of total revenue               --        0.2%

   Six month period

        Investment gain/(loss)                $(0.6)       $3.0   (119.5)%

        Percentage of total revenue            (0.1)%       0.8%

    Investment gain (loss) consists principally of realized gains or losses from direct investments as well as mark-to-market valuation adjustments for Adobe Ventures L.P. investments.

                                                1997       1996     CHANGE
                                             ---------- --------- -----------
   Second quarter period:                    (Dollars in millions)

        Interest and other income               $8.3       $6.4      29.3%

        Percentage of total revenue              3.6%       3.1%

   Six month period

        Interest and other income              $15.3      $15.2       0.5%

        Percentage of total revenue              3.4%       3.8%


    Interest and other income consists principally of interest earned on cash, cash equivalents, and short-term investments.

    In the second quarter of 1997, interest and other income was higher than the second quarter of 1996 as a result of a significantly higher cash and short term investments base. Interest and other income for the first six months of 1997 was consistent with the same period of 1996 primarily as a result of a gain realized in the first quarter of 1996 on the disposition of a part of the Company's short-term portfolio.

PROVISION FOR INCOME TAXES

                                                1997       1996     CHANGE
                                             ---------- --------- -----------
   Second quarter period:                    (Dollars in millions)

        Provision for income taxes             $23.1      $17.8      29.9%

        Percentage of total revenue             10.1%       8.7%

        Effective tax rate                      36.5%      44.7%

   Six month period:

        Provision for income taxes             $49.8      $38.0      31.1%

        Percentage of total revenue             10.9%       9.5%

        Effective tax rate                      36.5%      40.6%


    The effective tax rate for the second quarter and first six months of 1997 was lower than the same periods in 1996 as a result of the absence of significant non-deductible one-time charges in 1997.

NET INCOME AND NET INCOME PER SHARE

                                                1997       1996     CHANGE
                                             ---------- --------- -----------
   Second quarter period:                    (Dollars in millions)

        Net income                             $40.1      $22.0      82.2%

        Percentage of total revenue             17.6%      10.8%

        Net income per share                   $0.54      $0.29      86.2%

        Weighted shares (In thousands)        74,416     75,638     (1.6)%

   Six month period:

        Net income                             $86.6      $55.7      55.5%

        Percentage of total revenue             19.0%      14.0%

        Net income per share                   $1.17      $0.73      60.3%

        Weighted shares (In thousands)        74,178     76,016     (2.4)%



    Net income for the second quarter of 1997 increased 82.2 percent from the second quarter of 1996. Earnings per share were $.54, a 86.2 percent increase from the second quarter of 1996. Net income for the six months ended May 30, 1997 increased 55.5 percent from the same period in 1996 and earnings per share increased 60.3 percent for the same period. The increase was caused primarily by higher revenues and improved operating margins.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    The Company believes that in the future its results of operations could be affected by various factors, such as: delays in shipment of the Company's new products and major new versions of existing products; market acceptance of new products and upgrades; renegotiation of royalty arrangements; growth in worldwide personal computer and printer sales and sales price adjustments; consolidation in the OEM printer business; industry transitions to new business and information delivery models; adverse changes in general economic conditions in any of the countries in which the Company does business; the introduction of new competitive products; and the prices of new or existing competitive products.

    The markets for the Company's products are characterized by rapidly changing technology and customer needs, evolving industry standards and frequent new product introductions. The Company's success will depend upon its ability to develop and market products, including upgrades of currently shipping products, that successfully adapt to changing customer needs. The Company's ability to extend its core technologies into new applications and to anticipate or respond to technological changes could affect its ability to develop these products. A portion of the Company's future revenue will come from these products. Delays in product introductions, including delays in providing localized products for international customers, could have an adverse effect on the Company's revenue, earnings, or stock price. The Company cannot determine the ultimate effect that these new products or upgrades will have on its sales or results of operations.

    The Company generally offers its application products on Windows, Macintosh and for some products, Unix platforms. In the second quarter of fiscal 1997, Windows-based application revenue exceeded that for the Macintosh platform for the first time. Total Macintosh-based applications revenue decreased 12 percent year over year, all of which occurred in new unit sales. Upgrade revenue on the Macintosh platform increased 34% year over year. If there is a continued or accelerated slowdown of Macintosh applications revenue and if the Company is unable to continue to increase its revenue from Windows customers, the Company's operating results could be materially adversely affected. Also, as the Company broadens its customer base to achieve greater penetration in the corporate business, consumer or personal publishing markets, the Company may need to adapt its application software distribution channels. The Company could experience decreases in average selling prices and some loss of revenues in its distribution channel which could materially adversely affect its operating results. In addition, to the extent that there is a slowdown of customer purchases of personal computers in general, the Company's operating results could be materially adversely affected.

    The Company's OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, including licensing a PostScript language compatible interpreter from a third party, which could result in lower licensing revenue for the Company. During the first quarter of 1996, there was a change in part of the Company's business relationship with Hewlett-Packard Company ("Hewlett-Packard"). Beginning in the fall of 1997, Hewlett-Packard plans not to incorporate Adobe PostScript software in some of its Hewlett-Packard LaserJet printers. The Company estimates the revenue impact of this action will be approximately $6.0 million per quarter. The Company expects to continue working with Hewlett-Packard printer operations to incorporate Adobe PostScript and other technologies in other Hewlett-Packard products. The Company expects to increase its overall licensing revenue in the second half of 1997, but if it is unsuccessful, the loss of the HP revenue from monochrome laser printers would adversely affect its licensing revenue.

    Prior to 1996, the Company experienced significant revenue and headcount growth. The Company's ability to effectively manage its revenue and headcount growth will require it to continue to plan and manage its operational and financial controls and management information systems, and to attract, retain, motivate and manage employees effectively. The Company is investing significantly in upgrading its management information systems worldwide. The failure of the Company to effectively manage growth could have a material adverse effect on its results of operations.

    The internet and intranet markets are rapidly evolving and are characterized by an increasing number of market entrants who have introduced or developed products addressing authoring and communication over the internet and intranet. As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The software industry addressing the authoring and electronic publishing requirements of the Internet is young and has few proven products. In addition, new models for licensing software to accommodate new information delivery practices will be needed. Moreover, critical issues concerning the commercial use of the internet (including security, reliability, ease of use and access, cost, and quality of service) remain unresolved and may impact this market together with the software standards and electronic media employed in such markets.

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

                             FINANCIAL CONDITION


CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

                                           MAY 30     NOVEMBER 29
                                            1997          1996         CHANGE
                                           ------     -----------      ------
                                           (Dollars in millions)
     Cash, cash equivalents and
        short-term investments             $647.5        $564.1         14.8%

     The Company's cash balances and short term investments have increased due to profitable operations, partially offset by expenditures for the repurchase of stock, capital outlays, other investments, and deposits required under real estate development agreements. Short-term investments also increased due to a $20.7 million reclassification, from other assets, of a significant portion of the Company's investment in Netscape Communications Corporation ("Netscape"). This amount was reclassified because, during the second quarter of fiscal 1997, the Company announced the dividend of a portion of its investment in Netscape under the Company's venture stock dividend program. The Company plans to dividend one share of Netscape common stock on August 27, 1997, for every one hundred shares of Adobe common stock held by stockholders' of record on July 31, 1997.

     Cash equivalents consist of highly liquid money market instruments. All of the Company's cash equivalents and short-term investments, consisting principally of municipal bonds, auction rate certificate securities, United States government and government agency securities, and asset-backed securities, are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Securities." The securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

OTHER ASSETS

                                MAY 30       NOVEMBER 29
                                 1997           1996           CHANGE
                                ------       -----------       ------
                                (Dollars in millions)

     Other assets               $169.8          $195.3         (13.1)%

     Included above in other assets at May 30, 1997 are purchased technology and licensing agreements, restricted funds and security deposits, equity securities and unrealized gains and losses thereon. The decline in other assets is primarily due to the reclassification of the Netscape common stock to short-term investments.

NONCURRENT LIABILITIES AND STOCKHOLDERS' EQUITY


                                         MAY 30       NOVEMBER 29
                                          1997           1996         CHANGE
                                         ------       -----------     ------
                                        (Dollars in millions)

     Noncurrent liabilities and
       stockholders' equity              $847.1         $781.7         8.4%

     At November 29, 1996, deferred income taxes related to unrealized gains and losses on equity investments and obligations for put warrants are included in noncurrent liabilities and stockholders' equity. The Company has no long-term debt. The increase from November 29, 1996 to May 30, 1997 results from net income and the issuances of common stock under the Company's stock option and employee stock purchase plans partially offset by a decrease in the unrealized gain on the equity investment in Netscape and the repurchase of stock. Also, as a result of changes made during the second quarter of 1997 to settlement terms in option contracts, the Company no longer reclassifies the potential obligations for put warrants as a reduction of stockholders' equity.

     Under its stock repurchase program, the Company repurchased 3,321,500 shares at a cost of $124.5 million in 1996. During the second quarter and first six months of 1997, the Company repurchased 500,000 shares at a cost of $20.8 million and 977,000 shares at a cost of $36.9 million, respectively. The Company intends to continue to directly repurchase common shares and arrange options to purchase common shares to partially offset the effects of the Company's employee stock purchase and stock option plans.

     The Board of Directors of the Company declared a cash dividend on the Company's common stock of $.05 per common share on June 16, 1997, for the second quarter of 1997. The dividend will be for stockholders of record as of July 7, 1997, and will be paid on July 21, 1997. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon business conditions, results of operations, the financial condition of the Company and other factors. In addition, on April 24, 1997, the Company announced the first dividend of venture investment stock under the venture stock dividend program. Adobe plans to dividend one share of Netscape common stock on August 27, 1997 for each one hundred shares of Adobe common stock held by stockholders of record on July 31, 1997; an equivalent cash dividend will be paid for holdings of less than twenty-five hundred Adobe shares and for odd lots less than one hundred Adobe shares, based on the Netscape closing price on July 31, 1997.

WORKING CAPITAL

                                         MAY 30       NOVEMBER 29
                                          1997           1996         CHANGE
                                         ------       -----------     ------
                                        (Dollars in millions)

     Working capital                      $594.2        $506.1         17.4%

     Net working capital grew to $594.2 million as of May 30, 1997, compared to $506.1 million as of November 29, 1996. Cash flow provided by operations during the first six months of 1997 was $87.0 million.

     Expenditures during the first six months of 1997 for property and equipment totaled $16.6 million. Such expenditures are expected to continue, including computer systems for development, sales and marketing, product support, and administrative staff. In the future, additional cash may be used to acquire software products or technologies complementary to the Company's business. Net cash used by financing activities during the first six months of 1997 was $16.0 million primarily resulting from the issuance of common stock under employee stock plans partially offset by repurchase of common stock and payment of dividends.

     The Company's principal commitments as of May 30, 1997 consisted of obligations under operating leases, venture investing activities, real estate development agreements, and various service and lease guarantee agreements with a related party.

     REAL ESTATE DEVELOPMENT

     During 1994, the Company entered into a real estate development agreement and an operating lease agreement in connection with the construction of an office facility. In August 1996, the construction was completed and the operating lease commenced. The Company has the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $57.3 million. During the construction period, the Company was required to pledge certain interest bearing intruments to the lessor as collateral to secure the performance of its obligations under the lease. As of May 30, 1997, the Company's deposits under this agreement totaled approximately $68.2 million in United States government treasury notes and money market mutual funds. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets.

     During the third quarter of 1996, the Company exercised its option under the development agreement to begin a second phase of development for an additional office facility. In August 1996, the Company entered into a construction agreement and an operating lease agreement for this facility. The operating lease will commence on completion of construction in 1998. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $64.3 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor as an interest bearing security deposit to secure the performance of its obligations under the lease. During the second quarter of 1997, the Company deposited approximately $5.2 million, and as of May 30, 1997 the Company's deposits under this agreement totaled approximately $13.6 million. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets.

     SERVICE AND LEASE GUARANTEES

     The Company holds a 14 percent equity interest in McQueen Holdings Limited ("McQueen"), a U.K. Company, and accounts for the investment at cost. During 1994, the Company entered into various agreements with McQueen, whereby the Company contracted with McQueen to perform product localization and technical support functions and to provide printing, assembly, and warehousing services.

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

     On April 17, 1997, a derivative action was filed in the Superior Court of the State of California, County of Santa Clara, against the current members of Adobe's Board of Directors and Paul Brainerd, a former member of the Board. The suit was filed by a shareholder purporting to assert on behalf of the Company claims for alleged breach of the Directors' fiduciary duty and mismanagement related to the Company's acquisition of Frame in October 1995. The Company has moved for dismissal of the suit on the ground that the shareholder was required to make a demand on the Board to bring this litigation before the shareholder proceeded with his own lawsuit on behalf of Adobe, and he failed to make such a demand.

     Management believes that the ultimate resolution of these matters will not have a material impact on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders was held on April 9, 1997.

     A proposal to elect four (4) Class II directors of the Company to serve for a two-year term expiring at the Annual Meeting of Stockholders in 1999 was approved by the shareholders. This proposal received the following votes:

                                             For      Withheld
                                      ----------     ---------
          John E. Warnock             64,105,752     2,314,499
          Gene P. Carter              64,460,643     1,959,608
          Robert Sedgewick            64,460,643     1,959,608
          William J. Spencer          64,459,783     1,960,468


     Incumbent Class I directors Charles M. Geschke, William R. Hambrecht, and Delbert W. Yocam are currently serving for a term expiring at the Annual Meeting of Stockholders in 1998.

     Introduced was a proposal to approve the reincorporation of the Company in the State of Delaware and related changes to the rights of stockholders. This proposal received the following votes:

          For:                        36,866,839
          Against:                    15,737,065
          Abstain:                       952,533

     Introduced was a proposal to approve an increase in the Company's share reserve under the 1994 Stock Option Plan by 5,600,000 shares to a total of 29,200,000 shares and a decrease in the option term period to eight years from ten years for all options granted after approval of this proposal. This proposal received the following votes:

          For:                        37,479,997
          Against:                    15,520,571
          Abstain:                       555,868

     Also, there was a proposal to approve the 1997 Employee Stock Purchase Plan. This proposal received the following votes:

          For:                        44,117,138
          Against:                    10,533,352
          Abstain:                       217,905

                                                                   (Continued)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          (Continued)


     In addition, shareholders ratified the appointment of KPMG Peat Marwick LLP as independent public accountants of the Company for fiscal 1997. This proposal received the following votes:

          For:                        66,262,620
          Against:                        77,150
          Abstain:                        80,481

     Abstentions and broker non-votes were each included in the determination of the number of shares present and voting for purposes of determining the presence of a quorum at the Company's annual meeting of stockholders. Each was tabulated separately. Abstentions were included in tabulations of the votes cast for purposes of determining whether a proposal had been approved. Broker non-votes however, were not counted for purposes of determining the number of votes cast for a proposal.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

                                                  INCORPORATED BY REFERENCE
     EXHIBIT                                         --------------------------            FILED
     NUMBER  EXHIBIT DESCRIPTION                     FORM      DATE      NUMBER         HEREWITH
     ------- -------------------                     ----      ----      ------         --------
     2.1     Agreement and Plan of                                                          X
             Merger effective 5/30/97
             (by virtue of a reincorp-
             oration), by and between
             Adobe Systems Incorpor-
             ated, a California Corp-
             oration and Adobe Systems
             (Delaware) Incorporated,
             a Delaware corporation.

     3.1     The Registrant's (as successor-                                                X
             in-interest to Adobe Systems
             Incorporation by virtue of a
             reincorporation effective
             5/30/97), Certificate of
             of Incorporation, as filed with
             the Secretary of State of the
             State of Delaware on 5/9/97.

     3.2.10  The Registrant's, (as                                                          X
             (successor-in-interest
             to Adobe Systems
             (Delaware) Incorporated
             by virtue of a
             reincorporation) Bylaws as
             currently in effect.

     4.1     Shareholders Rights                     10-Q     05/31/96   4.1
             Plan, as amended

     10.1.6  1984 Stock Option Plan,                 10-Q     07/02/93   10.1.6
             as amended*

     10.1.7  1994 Stock Option Plan*                 10-Q     05/27/94   10.1.7

     10.1.8  1994 Stock Option Plan,                 S-8      05/30/97   10.1.8
             as amended*

     10.12.1 1988 Employee Stock                     10-Q     07/06/94   10.12.1
             Purchase Plan, as
             amended*

                                                                    (Continued)

                                                  INCORPORATED BY REFERENCE
  EXHIBIT                                         -----------------------------            FILED
  NUMBER  EXHIBIT DESCRIPTION                     FORM        DATE       NUMBER         HEREWITH
  ------- -------------------                     ----    --------      -------         --------
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

  10.21.3  Revised Bonus Plan*                    10-Q    02/28/97      10.21.3

  10.24.1  1994 Performance and                   S-4     07/27/94      10.1
           Restricted Stock Plan*

  10.25.0  Form of Indemnity                      10-K    11/30/90      10.17.2
           Agreement*

  10.25.1  Form of Indemnity                                                                X
           Agreement*

  10.32    Sublease of the Land and               10-K    11/25/94      10.32
           Lease of the Improvements
           By and Between
           Sumitomo Bank Leasing
           and Finance Inc. and
           Adobe Systems Incorporated
           (Phase 1)



                                                                    (Continued)

                                                  INCORPORATED BY REFERENCE
  EXHIBIT                                         -----------------------------            FILED
  NUMBER  EXHIBIT DESCRIPTION                     FORM        DATE       NUMBER         HEREWITH
  ------- -------------------                     ----    --------      -------         --------

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

  10.39   1997 Employee Stock Purchase            S-8     05/30/97      10.39
          Plan

  10.40   Amended and Restated                                                              X
          Limited Partnership
          Agreement of Adobe
          Incentive Partners, L.P.

                                                                     (Continued)
                                       34

                                                  INCORPORATED BY REFERENCE
  EXHIBIT                                         -----------------------------            FILED
  NUMBER  EXHIBIT DESCRIPTION                     FORM        DATE       NUMBER         HEREWITH
  ------- -------------------                     ----    --------      -------         --------

  11      Computation of Net Income                                                         X
          Per Common Share

  27      Financial Data Schedule                                                           X

  ------------------------------------------
  *Compensatory plan or arrangement

  (b)     Reports on Form 8-K

       No reports on Form 8-K were filed in the quarter ended May 30, 1997.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            ADOBE SYSTEMS INCORPORATED


Date: July 14, 1997


                                            By   /s/  P. JACKSON BELL
                                                 ------------------------------
                                                 P. Jackson Bell,
                                                 Executive Vice President,
                                                 Chief Financial Officer,
                                                 Chief Administrative Officer,
                                                 and Assistant Secretary
                                                 (Principal Financial Officer)

                              SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

     Acrobat
     Adobe
     Capture
     Dimensions
     Illustrator
     FrameMaker
     PageMaker
     PageMill
     PhotoDeluxe
     Photoshop
     PostScript
     Premiere
     PrintGear
     SiteMill
     Streamline
     Type Manager

     All other brand or product names are trademarks or registered trademarks of their respective holders.