Form 10-Q
period 1997-08-29
ADOBE SYSTEMS INC
filed 1997-10-10
CIK 796343

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 -------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

      Registrant's telephone number, including area code: (408) 536-6000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  X   NO
                                                   ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Shares Outstanding
                    Class                           August 29, 1997
                    -----                          ------------------
        Common stock, $0.0001 par value                72,986,872

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          TABLE OF CONTENTS

                                                                     Page No.

                      PART I - FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements                3

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       14

                       PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                         29

Item 6.       Exhibits and Reports on Form 8-K                          30

Signature                                                               33

Summary of Trademarks                                                   34


                               EXHIBITS

Exhibit 11    Computation of net income per Common Share

Exhibit 27    Financial Data Schedules

PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated financial statements included under this item are as follows:

                                                                  SEQUENTIALLY
                                                                      NUMBERED
FINANCIAL STATEMENT DESCRIPTION                                           PAGE
----------------------------------------------------------------  ------------
-   Condensed Consolidated Statements of Income
    Quarters Ended August 29, 1997 and August 30, 1996
    and Nine Months Ended August 29, 1997 and August 30, 1996            4

-   Condensed Consolidated Balance Sheets
    August 29, 1997 and November 29, 1996                                5

-   Condensed Consolidated Statements of Cash Flows
    Nine Months Ended August 29, 1997 and August 30, 1996                6

-   Notes to Condensed Consolidated Financial Statements                 8

                           ADOBE SYSTEMS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          QUARTERS ENDED              NINE MONTHS ENDED
                                    --------------------------    --------------------------
                                     AUGUST 29      AUGUST 30      AUGUST 29      AUGUST 30
                                       1997           1996           1997           1996
                                    -----------    -----------    ------------   -----------
Revenue:
  Licensing                         $    45,159    $    50,442    $    149,880   $   146,640
  Application products                  184,880        130,467         534,882       432,248
                                    -----------    -----------    ------------   -----------
    Total revenue                       230,039        180,909         684,762       578,888

Direct costs                             32,689         33,617          99,636       104,903
                                    -----------    -----------    ------------   -----------
Gross margin                            197,350        147,292         585,126       473,985
                                    -----------    -----------    ------------   -----------
Operating expenses:
  Software development costs:
    Research and development             43,876         36,301         123,326       111,172
    Amortization of capitalized
     software development costs               -            626               -         1,878
  Sales, marketing and
   customer support                      78,392         60,621         225,609       188,963
  General and administrative             18,917         14,846          57,519        46,926
  Write-off of acquired in-
   process research and
   development                            2,812              -           5,969        14,699
  Other non-recurring items               1,769              -            (590)            -
                                    -----------    -----------    ------------   -----------
Total operating expenses                145,766        112,394         411,833       363,638
                                    -----------    -----------    ------------   -----------
Operating income                         51,584         34,898         173,293       110,347

Nonoperating income, net:
  Investment gain                        25,526          6,430          24,936         9,459
  Interest and other income               8,418          7,358          23,670        22,528
                                    -----------    -----------    ------------   -----------
Total nonoperating income                33,944         13,788          48,606        31,987
                                    -----------    -----------    ------------   -----------
Income before income taxes               85,528         48,686         221,899       142,334
Provision for income taxes               32,100         18,839          81,881        56,815
                                    -----------    -----------    ------------   -----------
Net income                          $    53,428    $    29,847    $    140,018   $    85,519
                                    -----------    -----------    ------------   -----------
                                    -----------    -----------    ------------   -----------

Net income per share                $       .72    $       .40    $       1.88   $      1.13
                                    -----------    -----------    ------------   -----------
                                    -----------    -----------    ------------   -----------

Shares used in computing net
 income per share                        74,528         74,309          74,294        75,447
                                    -----------    -----------    ------------   -----------
                                    -----------    -----------    ------------   -----------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ADOBE SYSTEMS INCORPORATED

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                   AUGUST 29      NOVEMBER 29
                                                     1997            1996
                                                 -------------   ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents                      $     176,911   $    110,745
  Short-term investments                               510,248        453,371
  Receivables, net of allowances
   of $6,382 and $5,196, respectively                  122,596        115,823
  Other current assets                                  43,084         45,875
                                                 -------------   ------------
    Total current assets                               852,839        725,814

Property and equipment                                  84,021         80,231
Other assets                                           168,700        195,348
                                                 -------------   ------------
                                                 $   1,105,560   $  1,001,393
                                                 -------------   ------------
                                                 -------------   ------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade and other payables                       $      46,989   $     43,056
  Accrued expenses                                      97,870         83,065
  Accrued restructuring costs                            8,729         10,854
  Income taxes payable                                  63,713         67,210
  Deferred revenue                                      16,286         15,537
                                                 -------------   ------------
    Total current liabilities                          233,587        219,722
                                                 -------------   ------------
Deferred income taxes                                        -          3,809
Put warrants                                                 -         71,348

Stockholders' equity:
  Preferred stock, $0.0001 par value;
   2,000 shares authorized; none issued                      -              -
  Common stock, $0.0001 par value;
   200,000 shares authorized;
   72,987 and 71,476 shares issued
   and outstanding, respectively                             7              7
  Additional paid-in capital                           263,563        148,595
  Retained earnings                                    621,905        529,546
  Unrealized gains on investments                        9,243         33,514
  Cumulative translation adjustment                     (6,447)        (5,148)
  Treasury stock at cost (450 shares in 1997)          (16,298)             -
                                                 -------------   ------------
    Total stockholders equity                          871,973        706,514
                                                 -------------   ------------
                                                 $   1,105,560   $  1,001,393
                                                 -------------   ------------
                                                 -------------   ------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ADOBE SYSTEMS INCORPORATED

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                       NINE MONTHS ENDED
                                                   --------------------------
                                                    AUGUST 29      AUGUST 30
                                                      1997           1996
                                                   -----------    -----------
Cash flows from operating activities:
  Net income                                       $   140,018    $    85,519
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Stock compensation expense                           4,021          2,583
    Depreciation and amortization                       34,732         21,027
    Deferred income taxes                              (16,155)        (3,504)
    Tax benefit from employee stock plans               18,427          8,550
    Equity in net income of Adobe Ventures                 956         (6,681)
    Gain on sale and dividend of equity securities     (27,645)             -
    Write-off of acquired in-process
     research and development                            5,969         14,699
    Changes in operating assets and liabilities:
      Receivables                                       (6,773)        25,313
      Other current assets                                 (64)         3,768
      Trade and other payables                           3,934          4,214
      Accrued expenses                                   6,826        (11,693)
      Accrued restructuring costs                       (2,125)       (18,752)
      Income taxes payable                              (3,497)        11,760
                                                   -----------    -----------
Net cash provided by operating activities              158,624        136,803
                                                   -----------    -----------
Cash flows from investing activities:
  Purchases of short-term investments               (2,187,336)    (1,238,181)
  Maturities and sales of short-term investments     2,136,511      1,281,152
  Acquisitions of property and equipment               (25,348)       (38,439)
  Proceeds from (additions to) other assets              3,599        (43,435)
  Acquisitions, net of cash acquired                    (6,121)        (4,527)
                                                   -----------    -----------
Net cash used for investing activities                 (78,695)       (43,430)
                                                   -----------    -----------

                                                                   (Continued)


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ADOBE SYSTEMS INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (CONTINUED)

                                                       NINE MONTHS ENDED
                                                   --------------------------
                                                    AUGUST 29      AUGUST 30
                                                      1997           1996
                                                   -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock           $    58,128    $    28,738
  Repurchase of common stock                           (53,255)       (90,871)
  Payment of dividends                                 (17,338)       (10,941)
                                                   -----------    -----------
Net cash provided (used) by financing activities       (12,465)       (73,074)
                                                   -----------    -----------
Effect of foreign currency exchange rates on
 cash and cash equivalents                              (1,298)          (494)
                                                   -----------    -----------
Net increase in cash and cash equivalents               66,166         19,805

Cash and cash equivalents at beginning of period       110,745         58,493
                                                   -----------    -----------
Cash and cash equivalents at end of period         $   176,911    $    78,298
                                                   -----------    -----------
                                                   -----------    -----------


Supplemental disclosures:
  Cash paid during the period for income taxes     $    54,986    $    23,398
                                                   -----------    -----------
                                                   -----------    -----------

  Noncash investing and financing activities:
    Dividends declared but not paid                $     3,606    $     3,622
                                                   -----------    -----------
                                                   -----------    -----------

    Dividend in-kind declared but not issued       $     8,728    $         -
                                                   -----------    -----------
                                                   -----------    -----------

    Dividend in-kind distributed                   $    21,593    $         -
                                                   -----------    -----------
                                                   -----------    -----------

    Issuance of notes for acquisition              $         -    $     9,473
                                                   -----------    -----------
                                                   -----------    -----------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ADOBE SYSTEMS INCORPORATED

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated balance sheets and statements of income and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the condensed consolidated financial position at August 29, 1997, and the condensed consolidated statements of income and cash flows for the interim periods ended August 29, 1997 and August 30, 1996.

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

    The results of operations for the interim periods ended August 29, 1997 are not necessarily indicative of the results to be expected for the full year.

    NET INCOME PER SHARE

    Net income per share is based upon weighted average common and dilutive common equivalent shares outstanding using the treasury stock method. Dilutive common equivalent shares include stock options. Fully diluted earnings per share for the quarters ended August 29, 1997 and August 30, 1996 were not materially different from primary earnings per share.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings Per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No.128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share.

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

                          ADOBE SYSTEMS INCORPORATED

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (IN THOUSANDS)
                                 (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board issued SFAS No.130, "Reporting Comprehensive Income." SFAS No.130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for fiscal years beginning after December 15, 1997.

    SEGMENT REPORTING

    In June 1997, the Financial Accounting Standards Board issued SFAS
No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No.131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for financial statements for periods beginning after December 15, 1997.

    DERIVATIVES

    In June 1997, the Financial Accounting Standards Board issued rules requiring expanded disclosure for "market risk-sensitive" financial instruments. These rules will be fully effective for the Company's financial statements for fiscal year end 1998. As required for this interim filing, specific information on the Company's accounting policies with regards to activities in derivative financial instruments is provided below.

    The Company utilizes derivative financial instruments in the form of forward contracts only for the purpose of hedging the foreign currency exposure of underlying assets, liabilities and other obligations which exist as a part of its ongoing business operations. The Company, as a matter of policy, does not engage in speculative transactions.

    In general, instruments used as hedges must be effective at reducing the foreign currency risk associated with the underlying transaction being hedged and must be designated as a hedge at the inception of the contract. All forward foreign currency contracts currently entered into by the Company have maturities of 60 days or less.

    The Company currently uses the forward contracts only as hedges of existing transactions. For these contracts, mark-to-market gains and losses are recognized as other income or expense in the current period, generally consistent with the period in which the gain or loss of the underlying transaction is recognized.

                          ADOBE SYSTEMS INCORPORATED

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (IN THOUSANDS)
                                 (CONTINUED)


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    DERIVATIVES (CONTINUED)

    In a series of private placements in 1997, the Company sold put warrants entitling the holder of each warrant to sell one share of common stock to the Company at a specified price. There were approximately 2.1 million put warrants written during the first nine months of 1997. At August 29, 1997 approximately 1.1 million put warrants were outstanding and expire on various dates through January 1998 and have exercise prices ranging from $35.57 to $38.71 per share, with an average exercise price of $37.23 per share. Additionally, during the first nine months of 1997, the Company purchased call options from an independent third party that entitled the Company to buy
2.1 million shares of its Common stock. At August 29, 1997 approximately 1.1 million call options were outstanding and expire on various dates through January 1998 and have exercise prices ranging from $35.83 to $38.96 per share, with an average exercise price of $37.48 per share.

    As part of the Company's current systematic stock repurchase program, and the new stock repurchase program announced in September of 1997, the Company may, from time to time, enter into additional put warrant and call option arrangements. Under these arrangements, the Company, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and market value at the date of exercise. Accordingly, the arrangements do not require the reclassification of the obligation under the put warrants from equity. Also, in the future, the Company will consider other methods to acquire the Company's stock including direct purchases, open market purchases, accelerated stock purchase programs, and other potential methods.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the November 29, 1996 balances to conform to the presentation at August 29, 1997.

                           ADOBE SYSTEMS INCORPORATED

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (CONTINUED)


NOTE 2.  PROPERTY AND EQUIPMENT


    Property and equipment consisted of the following:

                                                        AUGUST 29   NOVEMBER 29
                                                          1997         1996
                                                        ---------   -----------
        Land                                            $     782   $     782
        Building                                            4,478       4,615
        Equipment                                         137,027     121,044
        Furniture and fixtures                             21,065      18,126
        Leasehold improvements                             19,599      13,036
                                                        ---------   ---------
                                                          182,951     157,603
        Less accumulated depreciation and amortization     98,930      77,372
                                                        ---------   ---------
                                                        $  84,021   $  80,231
                                                        ---------   ---------
                                                        ---------   ---------


NOTE 3.  OTHER ASSETS

    Other assets consisted of the following:
                                                        AUGUST 29   NOVEMBER 29
                                                          1997         1996
                                                        ---------   -----------
        Equity investments                              $  34,661   $  97,679
        Purchased technology and licensing
         agreements                                        34,134      32,211
        Restricted funds and security deposits             89,204      69,443
        Miscellaneous other assets                         63,330      35,470
                                                        ---------   ---------
                                                          221,329     234,803
        Less accumulated amortization                      52,629      39,455
                                                        ---------   ---------
                                                        $ 168,700   $ 195,348
                                                        ---------   ---------
                                                        ---------   ---------

    Included above in other assets, as equity investments, at August 29, 1997, are equity securities and related unrealized gains and losses thereon. Equity investments included an investment in Netscape Communications Corporation ("Netscape") at November 26, 1996. However, during the second quarter of fiscal 1997, the investment in Netscape was reclassified to short-term investments when Adobe announced the dividend of most of the Netscape shares.

                           ADOBE SYSTEMS INCORPORATED

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (CONTINUED)

NOTE 4.  ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                                        AUGUST 29   NOVEMBER 29
                                                          1997         1996
                                                        ---------   -----------
        Accrued compensation and benefits               $  28,307   $    24,673
        Sales and marketing allowances                     14,990        13,753
        Other                                              54,573        44,639
                                                        ---------   -----------
                                                        $  97,870   $    83,065
                                                        ---------   -----------
                                                        ---------   -----------

NOTE 5.  ACCRUED RESTRUCTURING COSTS

    In 1995 and 1994, the Company acquired Frame Technology Corporation ("Frame") and Aldus Corporation ("Aldus"), respectively, and initiated a plan to combine the operations of the companies. In connection with these acquisitions, in 1995 and 1994 the Company recorded charges of $31.5 million and $72.2 million, respectively, to operating expenses related to merger transaction and restructuring costs. In addition, Frame undertook certain restructuring measures in 1993 due to lower than anticipated revenues.

NOTE 6.  CAPITAL STOCK

    SHARE REPURCHASE PROGRAM

    As part of a program previously authorized by the Board of Directors, the Company purchased 450,000 shares of common stock in the third quarter of 1997 at an aggregate cost of $16.3 million. These repurchased shares are presented as treasury stock at cost in the equity section of the balance sheet. In September 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 15,000,000 shares of the Company's common stock over the next two years.

    RECAPITALIZATION

    In May 1997, the Company was reincorporated in the State of Delaware. As part of this reincorporation, each outstanding share of the old California Corporation preferred stock and common stock was converted automatically to one share of the new Delaware Corporation $0.0001 par value preferred stock and common stock. All prior periods presented have been restated to reflect this change.

                           ADOBE SYSTEMS INCORPORATED

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (CONTINUED)

NOTE 7.  COMMITMENTS AND CONTINGENCIES

    REAL ESTATE DEVELOPMENT AGREEMENT

    During 1994, the Company entered into a real estate development agreement and an operating lease agreement in connection with the construction of an office facility in San Jose, California. In August 1996, the construction was completed and the operating lease commenced. The Company has the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $57.3 million. During the construction period, the Company was required to pledge certain interest bearing financial investments to the lessor as collateral to secure the performance of its obligations under the lease. As of August 29, 1997, the Company's deposits under this agreement totaled approximately $67.7 million in United States government treasury notes and money market mutual funds. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets.

    During the third quarter of 1996, the Company exercised its option under the development agreement to begin a second phase of development for an additional office facility. In August 1996, the Company entered into a construction agreement and an operating lease agreement for this facility. The operating lease will commence on completion of construction in 1998. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $64.3 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor as an interest bearing security deposit to secure the performance of its obligations under the lease. During the third quarter of 1997, the Company deposited approximately $7.9 million, and as of August 29, 1997, the Company's deposits under this agreement totaled approximately $21.5 million. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets.

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

    IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1997 AND THE 1996 ANNUAL REPORT ON FORM 10-K. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                             RESULTS OF OPERATIONS

OVERVIEW

    Adobe Systems Incorporated ("Adobe" or the "Company") develops, markets, and supports computer software products and technologies that enable users to create, display, assemble and communicate images and documents in electronic and printed formats. The Company licenses its technology to major computer, printing, and publishing suppliers, and markets application software products and type face products for authoring, editing, distributing and printing visually rich documents. The Company distributes its products through a network of original equipment manufacturer ("OEM") customers, distributors and dealers, and value-added resellers ("VARs") and system integrators. The Company has operations in North America, Europe, Japan, Asia-Pacific and Latin America regions.

    The following table sets forth for the quarters and nine months ended August 29, 1997 and August 30, 1996 the Company's condensed consolidated statements of income expressed as a percentage of total revenue:

                                           QUARTERS ENDED        NINE MONTHS ENDED
                                       ---------------------   ---------------------
                                       AUGUST 29   AUGUST 30   AUGUST 29   AUGUST 30
                                         1997        1996        1997        1996
                                       ---------   ---------   ---------   ---------
Revenue:
  Licensing                                 19.6%       27.9%       21.9%       25.3%
  Application products                      80.4        72.1        78.1        74.7
                                       ---------   ---------   ---------   ---------
    Total revenue                          100.0       100.0       100.0       100.0

Direct costs                                14.2        18.6        14.6        18.1
                                       ---------   ---------   ---------   ---------
Gross margin                                85.8        81.4        85.4        81.9
                                       ---------   ---------   ---------   ---------
Operating expenses:
  Software development costs:
    Research and development                19.1        20.1        18.0        19.2
    Amortization of capitalized
     software development costs                -         0.3           -         0.3
  Sales, marketing and
   customer support                         34.1        33.5        32.9        32.7
  General and administrative                 8.2         8.2         8.4         8.1
  Write-off of acquired in-
   process research and
   development                               1.2           -         0.9         2.5
  Other non-recurring items                  0.8           -        (0.1)          -
                                       ---------   ---------   ---------   ---------
Total operating expenses                    63.4        62.1        60.1        62.8
                                       ---------   ---------   ---------   ---------

Operating income                            22.4        19.3        25.3        19.1

Nonoperating income:
  Investment gain                           11.1         3.6         3.6         1.6
  Interest and other income                  3.7         4.0         3.5         3.9
                                       ---------   ---------   ---------   ---------
Total nonoperating income                   14.8         7.6         7.1         5.5
                                       ---------   ---------   ---------   ---------
Income before income taxes                  37.2        26.9        32.4        24.6
Provision for income taxes                  14.0        10.4        12.0         9.8
                                       ---------   ---------   ---------   ---------
Net income                                  23.2%       16.5%       20.4%       14.8%
                                       ---------   ---------   ---------   ---------
                                       ---------   ---------   ---------   ---------

REVENUE

                                                1997        1996       CHANGE
                                              --------    --------     ------
    Third quarter period:                     (Dollars in millions)

      Total revenue                           $230.0       $180.9      27.2%

    Nine month period:

      Total revenue                           $684.8       $578.9      18.3%


    Revenue increased significantly from last year due to continued growth for application products partially offset by a decline in licensing revenue. Product unit volume (as opposed to price) increase was the principal factor in the applications revenue growth.

                                                1997        1996       CHANGE
                                              --------    --------     ------
    Third quarter period:                     (Dollars in millions)

      Product group revenue - Licensing        $45.2       $50.4      (10.5)%
      Percentage of total revenue               19.6%       27.9%

    Nine month period:

      Product group revenue - Licensing       $149.9      $146.6        2.2%
      Percentage of total revenue               21.9%       25.3%


    Licensing revenue is derived from shipments by OEM customers of products containing the Adobe PostScript interpreter, Adobe PrintGear software and the Display PostScript system. Such PostScript products include: (1) standard roman printers as well as printers that work with Japanese, Chinese, and Korean languages; (2) imagesetters; and (3) workstations. Licensing revenue is also derived from shipments of products containing the Configurable PostScript Interpreter ("CPSI") by OEM customers. CPSI is a fully functional PostScript interpreter that resides on the host computer system rather than in a dedicated controller integrated into an output device. The configuration flexibility of CPSI allows OEMs and software developers to create and market a variety of PostScript products independently of controller hardware development. Adobe PostScript products sell to the small office/home office ("SOHO") market, as well as the corporate enterprise and high-end imagesetter markets. PrintGear software is targeted to the SOHO and home computer market. During the third quarter of 1997, 113 new PostScript products were released to OEMs, including 26 that were PostScript 3.

    Royalty per unit is generally calculated as a percentage of the end user list price of a printer, although there are some components of licensing revenue based on a flat dollar amount per unit which typically do not change with list price changes. Licensing revenue decreased in the third quarter of 1997 compared to the same quarter in 1996 due to a number of factors affecting OEMs, primarily in the Japanese market, including, but not limited to: (1) an increase in the Japanese consumption tax on April 1, 1997 which led to an increase in sales reported by OEMs in the second quarter of 1997 and a related decrease in the third quarter of 1997 as demand stabilized; (2) delayed release of the

Company's high resolution fonts; and (3) general weakness in the Japanese printer market as experienced by some OEMs. Licensing revenue for the first nine months of 1997 increased slightly over the comparable period last year due to increased demand for CPSI and by increased demand for color capability, shipments of PrintGear products, as well as greater penetration in the first and second quarters of 1997 into the Japanese market.

    The Company has seen year-to-year increases in the number of OEM customers from which it is receiving licensing revenue and believes that such increases are attributable to the continued acceptance of PostScript software, as well as the diversification of the Company's customer base across multiple platforms. During the remainder of 1997, Adobe expects additional OEM customers to introduce new PrintGear products that will serve the SOHO market and that some OEM customers will transition from PostScript products to PostScript 3 products. Also in 1997, one of Adobe's largest PostScript customers, Hewlett-Packard Company ("HP"), announced plans to introduce monochrome laser printer products that will not contain Adobe PostScript software. These products are expected to contain a non-Adobe clone version of PostScript and are expected to reach the market in the fall of 1997. While the Company expects overall licensing revenue growth to continue over the long term, the anticipated loss of such revenue from HP will impact the Company's revenue growth during the short term.

                                                1997        1996       CHANGE
                                              --------    --------     ------
    Third quarter period:                     (Dollars in millions)

      Product group revenue -
        Application products                   $184.9      $130.5       41.7%
      Percentage of total revenue                80.4%       72.1%

    Nine month period:

      Product group revenue -
        Application products                   $534.9      $432.2       23.7%
      Percentage of total revenue                78.1%       74.7%

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

    During the third quarter and first nine months of 1997, application products revenue was significantly higher than that of the same periods in 1996. This increase reflected continued demand for Adobe Photoshop 4.0, Adobe PageMaker 6.5, Adobe Illustrator 7.0, Acrobat 3.0, and PhotoDeluxe 2.0. Also during the third quarter of 1997, the Company began shipping the following products: PhotoDeluxe 2.0 for Windows; FrameMaker 5.5 for Windows 95, Windows NT, Macintosh, and five UNIX versions in English and Japanese; FrameMaker SGML; Illustrator 7.0 in Latin American Spanish; PageMaker 6.5 in Japanese and Portuguese; Photoshop 4.0 in Korean and Chinese; and Adobe AfterEffects
3.1 in Japanese, all of which added revenue to the third quarter.

     In general, the Company's application products on the Windows platform have experienced greater growth than those on the Macintosh platform during the third quarter and first nine months of 1997, although Macintosh platform revenue increased in the third quarter of 1997 compared to the third quarter of 1996. As a result, revenue from Windows-based application products was approximately equal to that from Macintosh-based products.

DIRECT COSTS

                                                1997        1996       CHANGE
                                              --------    --------     ------
    Third quarter period:                     (Dollars in millions)

      Direct costs                             $32.7        $33.6       (2.8)%
      Percentage of total revenue               14.2%        18.6%

    Nine month period:

      Direct costs                             $99.6       $104.9       (5.0)%
      Percentage of total revenue               14.6%        18.1%

    Direct costs include royalties; amortization of acquired technologies; and direct product, localization, packaging and shipping costs.

    Gross margins, in general, are affected by the mix of licensing revenue versus application products revenue as well as the product mix within application products. Direct costs were lower in the third quarter and first nine months of 1997 compared with the same periods last year due to the distribution of more application products via CD-ROM media and lower royalty payments on licensing related to products being shipped.

    Gross margins for application products are expected to increase in the fourth quarter due to a large royalty payment obligation ceasing during the quarter.

OPERATING EXPENSES

                                                1997        1996       CHANGE
                                              --------    --------     ------
    Third quarter period:                     (Dollars in millions)

      Software development costs -
        Research and development               $43.9        $36.3       20.9%
      Percentage of total revenue               19.1%        20.1%

    Nine month period:
      Software development costs -
        Research and development              $123.3       $111.2       10.9%
      Percentage of total revenue               18.0%        19.2%

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

                                                1997        1996       CHANGE
                                              --------    --------     ------
    Third quarter period:                     (Dollars in millions)

      Software development costs -
        Amortization of capitalized
         software development costs            $    -       $0.6           -
      Percentage of total revenue                   -        0.3%

    Nine month period:

      Software development costs -
        Amortization of capitalized
         software development costs            $    -       $1.9           -
      Percentage of total revenue                   -        0.3%

    In the implementation of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development expenditures on Adobe products, after achieving technological feasibility, were deemed to be immaterial. Certain software development expenditures on Frame products had been capitalized and were being amortized over the lives of the respective products. Full amortization of all Frame products was achieved by the end of 1996. In the third quarter and first nine months of 1997, software development expenditures on all products, after reaching technological feasibility, were immaterial and the Company expects this trend to continue in the future.

                                                1997        1996       CHANGE
                                              --------    --------     ------
    Third quarter period:                     (Dollars in millions)

      Sales, marketing and
       customer support                         $78.4       $60.6       29.3%
      Percentage of total revenue                34.1%       33.5%

    Nine month period:

      Sales, marketing and
       customer support                        $225.6      $189.0       19.4%
      Percentage of total revenue                32.9%       32.7%


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

    Sales, marketing, and customer support expenses increased in the third quarter and first nine months of 1997 compared with the same periods of 1996. The increases are due to increased advertising and promotional expenditures for upgrades of existing products and further development of customer and technical support services to support a growing base of customers.

    For the near future, the Company expects sales, marketing, and customer support expenses to increase in absolute dollars from 1996 spending levels while remaining level as a percentage of revenue. The increase in absolute dollars is due to increased investment in the Windows market and programs related to furthering worldwide recognition of the Adobe brand.

                                                1997        1996       CHANGE
                                              --------    --------     ------
    Third quarter period:                     (Dollars in millions)

      General and administrative                $18.9       $14.8       27.4%
      Percentage of total revenue                 8.2%        8.2%

    Nine month period:

      General and administrative                $57.5       $46.9       22.6%
      Percentage of total revenue                 8.4%        8.1%

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

    General and administrative expenses increased in absolute dollars for the third quarter and first nine months of 1997 compared with the same periods last year. The increase resulted primarily from higher information systems costs, legal costs, employee benefits costs, and costs associated with the implementation of a more comprehensive administrative infrastructure.

    Because of the investments the Company is making in product development, marketing and sales efforts and in infrastructure development, operating expenses are expected to increase in absolute terms and may increase as a percentage of revenues, depending on the revenue levels achieved in any particular quarter.

                                                1997        1996       CHANGE
                                              --------    --------     ------
    Third quarter period:                     (Dollars in millions)

      Write-off of acquired in-
        process research and
        development                             $2.8       $     -         -
      Percentage of total revenue                1.2%            -

    Nine month period:

      Write-off of acquired in-
       process research and
       development                              $6.0         $14.7     (59.4)%
      Percentage of total revenue                0.9%          2.5%

    During the third quarter of 1997, the Company acquired DigiDox, Inc., a privately-held company that develops electronic catalogs and authoring tools based upon Acrobat software and the Adobe Portable Document Format (PDF). The Company paid $5.3 million and accounted for the transaction under the purchase method. Approximately $2.8 million was allocated to in-process research and development and was expensed at the time of the acquisition.
The remainder of the purchase price was allocated to current assets and goodwill, which will be amortized over three years.

    In May 1996, the Company acquired Ares Software Corporation ("Ares") for approximately $15.5 million and accounted for the transaction under the purchase method. Of this amount, the Company paid approximately $4.5 million in cash, assumed $1.5 million of liabilities, and issued notes payable for $9.5 million. Approximately $14.7 million was allocated to in-process research and development, and was expensed at the time of the acquisition. The remainder of the purchase price was allocated to current assets and goodwill.

                                                1997        1996       CHANGE
                                              --------    --------     ------
    Third quarter period:                     (Dollars in millions)

      Other non-recurring items                 $1.8      $      -         -
      Percentage of total revenue                0.8%            -

    Nine month period:

      Other non-recurring items                $(0.6)     $      -         -
      Percentage of total revenue               (0.1)%           -

    The non-recurring item which occurred in the third quarter of 1997 represents a charge related to an acquisition of intellectual property.

NONOPERATING INCOME

                                                1997        1996       CHANGE
                                              --------    --------     ------
    Third quarter period:                     (Dollars in millions)

      Investment gain                           $25.5       $6.4        297.0%
      Percentage of total revenue                11.1%       3.6%

    Nine month period:

      Investment gain                           $24.9       $9.5        163.6%
      Percentage of total revenue                 3.6%       1.6%

    Investment gain consists principally of realized gains or losses from direct investments as well as mark-to-market valuation adjustments for Adobe Ventures L.P. and investments. During the third quarter of 1997, the Company distributed to stockholders 554,553 shares of Netscape Communications Corporation ("Netscape") stock as a stock dividend which triggered the recognition of a $20.3 million gain and sold 200,000 shares of Netscape stock which resulted in a gain of $7.3 million.

                                                1997        1996       CHANGE
                                              --------    --------     ------
    Third quarter period:                     (Dollars in millions)

      Interest and other income                 $8.4        $7.4        14.4%
      Percentage of total revenue                3.7%        4.0%

    Nine month period:

      Interest and other income                $23.7       $22.5         5.1%
      Percentage of total revenue                3.5%        3.9%

    Interest and other income consists principally of interest earned on cash, cash equivalents, and short-term investments.

    In the third quarter of 1997, interest and other income was higher than the third quarter of 1996 as a result of a significantly higher cash and short-term investments base.

     Interest and other income for the first nine months of 1997 was more consistent with the same period of 1996 primarily as a result of a gain realized in the first quarter of 1996 on the disposition of a part of the Company's short-term portfolio.

PROVISION FOR INCOME TAXES

                                                1997        1996       CHANGE
                                              --------    --------     ------
    Third quarter period:                     (Dollars in millions)

      Provision for income taxes                $32.1      $18.8        70.4%
      Percentage of total revenue                14.0%      10.4%
      Effective tax rate                         37.5%      38.7%

    Nine month period:

      Provision for income taxes                $81.9      $56.8        44.1%
      Percentage of total revenue                12.0%       9.8%
      Effective tax rate                         36.9%      39.9%

    The effective tax rate for the third quarter and first nine months of 1997 was lower than the same periods in 1996 as a result of the absence of significant non-deductible one-time charges in 1997, and due to the extension of the federal research and experimentation tax credit. During 1996, the federal research credit was only available for five months of the year.

NET INCOME AND NET INCOME PER SHARE

                                                1997        1996       CHANGE
                                              --------    --------     ------
    Third quarter period:                     (Dollars in millions)

      Net income                                $53.4       $29.8       79.0%
      Percentage of total revenue                23.2%       16.5%
      Net income per share                       $0.72       $0.40      80.0%
      Weighted shares (In thousands)            74,528      74,309         -

    Nine month period:

      Net income                               $140.0       $85.5       63.7%
      Percentage of total revenue                20.4%       14.8%
      Net income per share                       $1.88       $1.13      66.4%
      Weighted shares (In thousands)            74,294      75,447     (1.5)%

    Net income for the third quarter of 1997 increased 79.0 percent from the third quarter of 1996. Earnings per share were $.72, an 80.0 percent increase from the third quarter of 1996. Net income for the nine months ended August 29, 1997 increased 63.7 percent from the same period in 1996 and earnings per share increased 66.4 percent for the same period. The increase was caused primarily by higher revenues, improved gross margin, investment gains, and a lower effective tax rate.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    The Company believes that in the future its results of operations could be affected by various factors, such as: delays in shipment of the Company's new products and major new versions of existing products; market acceptance of new products and upgrades; renegotiation of royalty arrangements; growth in worldwide personal computer and printer sales and sales price adjustments; consolidation in the OEM printer business; industry transitions to new business and information delivery models; adverse changes in general economic conditions in any of the countries in which the Company does business; the introduction of new competitive products; and the prices of existing competitive products.

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

    The Company generally offers its application products on Windows, Macintosh, and, for some products, Unix platforms. In the third quarter of fiscal 1997, Windows-based application revenue was approximately equal to that for the Macintosh platform. In the prior quarter, Macintosh-based application revenue had declined. If there is a slowdown of Macintosh applications revenue, and if the Company is unable to continue to increase its revenue from Windows customers, the Company's operating results could be materially adversely affected. Also, as the Company broadens its customer base to achieve greater penetration in the corporate business, SOHO, consumer or personal publishing markets, the Company may need to adapt its application software distribution channels, and spend additional funds on marketing and advertising to generate additional demand. The Company could experience decreases in average selling prices, increased costs, and some loss of revenues in its distribution channel which could materially adversely affect its operating results. In addition, to the extent that there is a slowdown of customer purchases of personal computers in general, the Company's operating results could be materially adversely affected.

    The Company's OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, including licensing a PostScript language compatible interpreter from a third party, which could result in lower licensing revenue for the Company. Beginning in the late fall of 1997, Hewlett-Packard plans not to incorporate Adobe PostScript software in some of its LaserJet printers. The Company estimates the revenue impact of this action will be approximately $6.0 million per quarter, although somewhat less in the fourth quarter of 1997. The Company expects to continue working with Hewlett-Packard printer operations to incorporate Adobe PostScript and other technologies in other Hewlett-Packard products. If the Company cannot increase its licensing revenue from other sources to offset the impact of Hewlett-Packard's change the loss of the of Hewlett-Packard revenue from monochrome laser printers would adversely affect the Company's licensing revenue. In addition, if general economic conditions in Japan do not improve, the Company's licensing revenue from OEMs distributing Japanese printers and applications revenue could be adversely affected in late 1997 and early 1998.

    Prior to 1996, the Company experienced significant revenue and headcount growth. During the first nine months of 1997, the Company's revenue increased
18.3 percent over the same period last year. The Company's ability to effectively manage its revenue and headcount growth will require it to continue to plan and manage its operational and financial controls and management information systems, and to attract, retain, motivate and manage employees effectively. The Company is investing significantly in upgrading its management information systems worldwide. The failure of the Company to effectively manage growth could have a material adverse effect on its results of operations.

    The Internet and Intranet markets are rapidly evolving and are characterized by an increasing number of market entrants who have introduced or developed products addressing authoring and communication over the Internet and Intranet. As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The software industry addressing the authoring and electronic publishing requirements of the Internet is young and has few proven products. In addition, new models for licensing software to accommodate new information delivery practices will be needed. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, ease of use and access, cost, and quality of service) remain unresolved and may impact this market, together with the software standards and electronic media employed in such markets.

    The Company derives a significant portion of its revenue and operating income from its subsidiaries located in Europe, Japan, Asia-Pacific and Latin America. While most of the revenue of these subsidiaries is denominated in U.S. dollars, the majority of their expense transactions are denominated in foreign currencies, including the Japanese yen and most major European currencies. As a result, the Company's operating results are subject to fluctuations in foreign currency exchange rates. A foreign currency management program has been put in place to mitigate any significant exposure.

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

                              FINANCIAL CONDITION

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

                                        AUGUST 29   NOVEMBER 29
                                          1997         1996        CHANGE
                                        ---------   -----------    ------
                                         (Dollars in millions)
   Cash, cash equivalents and
    short-term investments               $687.2       $564.1       21.8%

    The Company's cash balances and short-term investments have increased due to the transfer of marketable securities from long-term to short-term assets and profitable operations, partially offset by expenditures for the repurchase of stock, capital outlays, other investments, and deposits required under real estate development agreements.

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

OTHER ASSETS

                                        AUGUST 29   NOVEMBER 29
                                          1997         1996        CHANGE
                                        ---------   -----------    ------
                                         (Dollars in millions)

    Other assets                         $168.7        $195.3      (13.6)%

    Included above in other assets at August 29, 1997 are purchased technology and licensing agreements, restricted funds and security deposits, equity securities and unrealized gains and losses thereon. The decline in other assets is primarily due to the dividend distribution and sale of the Netscape common stock investment and the transfer of other marketable securities from long-term to short-term assets. The decline was partially offset by an increase in the security deposit under a real estate agreement.

NONCURRENT LIABILITIES AND STOCKHOLDERS' EQUITY

                                        AUGUST 29   NOVEMBER 29
                                          1997         1996        CHANGE
                                        ---------   -----------    ------
                                         (Dollars in millions)
    Noncurrent liabilities and
     stockholders' equity                $872.0       $781.7       11.6%

    At November 29, 1996, deferred income taxes related to unrealized gains and losses on equity investments and obligations for put warrants are included in noncurrent liabilities and stockholders' equity. The Company has no long-term debt. The increase from November 29, 1996 to August 29, 1997 results from net income and the issuances of common stock under the Company's stock option and employee stock purchase plans partially offset by the absence of the unrealized gain on the equity investment in Netscape and the repurchase of stock. Also, as a result of changes made during the second quarter of 1997 to settlement terms in option contracts, the Company no longer reclassifies the potential obligations for put warrants as a reduction of stockholders' equity.

    As part of a program previously authorized by the Board of Directors, the Company repurchased 3,321,500 shares at a cost of $124.5 million in 1996. During the third quarter and first nine months of 1997, the Company repurchased 450,000 shares at a cost of $16.3 million and 1,427,000 shares at a cost of $53.2 million, respectively. The shares repurchased in the third quarter of 1997 are presented as treasury stock in the equity section of the balance sheet. In September 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 15,000,000 shares of the Company's common stock over the next two years.

    The Board of Directors of the Company declared a cash dividend on the Company's common stock of $.05 per common share on September 17, 1997 for the third quarter of 1997. The dividend will be for stockholders of record as of October 1, 1997, and will be paid on October 15, 1997. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon business conditions, results of operations, the financial condition of the Company and other factors. In addition, on July 31, 1997, the Company announced the second dividend of venture investment stock under the venture stock dividend program announced in March 1997. Adobe plans to dividend one share of Siebel Systems Incorporated ("Siebel") common stock on December 1, 1997 for every three hundred shares of Adobe common stock held by stockholders of record on October 31, 1997. Adobe stockholders of record holding less than seventy-five hundred shares will receive a cash payment proportional to the closing price of Siebel stock on October 31, 1997. In addition, cash will be distributed in lieu of fractional shares of Siebel stock on the same proportional basis.

WORKING CAPITAL

                                        AUGUST 29   NOVEMBER 29
                                          1997         1996        CHANGE
                                        ---------   -----------    ------
                                         (Dollars in millions)

    Working capital                      $619.3        $506.1       22.4%

    Net working capital grew to $619.3 million as of August 29, 1997, compared to $506.1 million as of November 29, 1996. Cash flow provided by operations during the first nine months of 1997 was $158.6 million.

    Expenditures during the first nine months of 1997 for property and equipment totaled $25.3 million. Such expenditures are expected to continue, including computer systems for development, sales and marketing, product support, and administrative staff. In the future, additional cash may be used to acquire software products or technologies complementary to the Company's business. Net cash used by financing activities during the first nine months of 1997 was $12.5 million primarily resulting from the repurchase of common stock and payment of dividends partially offset by issuance of common stock under employee stock plans. In September 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 15,000,000 shares of the Company's common stock over the next two years. Since this amount represents approximately twenty percent of the Company's current outstanding stock, a significant portion of the Company's cash, cash equivalents and short-term investments may be used to repurchase these shares.

    The Company's principal commitments as of August 29, 1997 consisted of obligations under operating leases, venture investing activities, put warrants, real estate development agreements, and various service and lease guarantee agreements with a related party.

    REAL ESTATE DEVELOPMENT

    During 1994, the Company entered into a real estate development agreement and an operating lease agreement in connection with the construction of an office facility. In August 1996, the construction was completed and the operating lease commenced. The Company has the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $57.3 million. During the construction period, the Company was required to pledge certain interest bearing financial investments to the lessor as collateral to secure the performance of its obligations under the lease. As of August 29, 1997, the Company's deposits under this agreement totaled approximately $67.7 million in United States government treasury notes and money market mutual funds. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets.

    During the third quarter of 1996, the Company exercised its option under the development agreement to begin a second phase of development for an additional office facility. In August 1996, the Company entered into a construction agreement and an operating lease agreement for this facility. The operating lease will commence on completion of construction in 1998. The Company will have the option to purchase the facility at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $64.3 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor as an interest bearing security deposit to secure the performance of its obligations under the lease. During the third quarter of 1997, the Company deposited approximately $7.9 million, and as of August 29, 1997, the Company's deposits under this agreement totaled approximately $21.5 million. These deposits are included in "Other assets" in the Condensed Consolidated Balance Sheets.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Quantel Limited ("Quantel"), a U.K. corporation, filed and served on the Company in January 1996 a complaint alleging that the Adobe Photoshop program infringes five U.S. patents held by Quantel. The complaint was filed in the United States District Court for the District of Delaware. On September 19, 1997, a jury in federal court in Delaware found in favor of Adobe, finding that Adobe Photoshop did not infringe the five patents held by Quantel Limited, and that the five patents are invalid.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

                                               INCORPORATED BY REFERENCE
    EXHIBIT                                  -----------------------------        FILED
    NUMBER    EXHIBIT DESCRIPTION             FORM         DATE     NUMBER     HEREWITH
    --------  ---------------------------    -----     --------     ------     --------
     2.1      Agreement and Plan of           10-Q     05/30/97     2.1
              Merger effective 5/30/97
              (by virtue of a reincorp-
              oration), by and between
              Adobe Systems Incorpor-
              ated, a California Corp-
              oration and Adobe Systems
              (Delaware) Incorporated,
              a Delaware corporation.

     3.1      The Registrant's (as succ-      10-Q     05/30/97     3.1
              essor in-interest to Adobe
              Systems Incorporation by
              virtue of a reincorporation
              effective 5/30/97)  Certif-
              icate of Incorporation, as
              filed with the Secretary of
              State of the State of
              Delaware on 5/9/97.

     3.2.10   The Registrant's  (as           10-Q     05/30/97     3.2.10
              successor-in-interest
              to Adobe Systems
              (Delaware) Incorporated
              by virtue of a
              reincorporation) Bylaws as
              currently in effect.

     4.1      Shareholders Rights             10-Q     05/31/96     4.1
              Plan, as amended*

     10.1.6   1984 Stock Option Plan,         10-Q     07/02/93     10.1.6
              as amended*

     10.1.7   1994 Stock Option Plan*         10-Q     05/27/94     10.1.7

     10.1.8   1994 Stock Option Plan,          S-8     04/09/97     10.1.8
              as amended*

     10.1.9   1997 Employee Stock              S-8     04/09/97     10.1.9
              Purchase Plan*

     10.12.1  1988 Employee Stock             10-Q     07/06/94    10.12.1
              Purchase Plan, as
              amended*

                                                                    (Continued)

                                               INCORPORATED BY REFERENCE
    EXHIBIT                                  -----------------------------        FILED
    NUMBER    EXHIBIT DESCRIPTION             FORM         DATE     NUMBER     HEREWITH
    --------  ---------------------------    -----     --------     ------     --------
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

     10.21.3  Revised Bonus Plan*             10-Q     02/28/97     10.21.3

     10.24.1  1994 Performance and             S-4     07/27/94     10.1
              Restricted Stock Plan*

     10.25.0  Form of Indemnity               10-K     11/30/90     10.17.2
              Agreement*

     10.25.1  Form of Indemnity               10-Q     05/30/97     10.25.1
              Agreement*

     10.32    Sublease of the Land and        10-K     11/25/94     10.32
              Lease of the Improvements
              By and Between
              Sumitomo Bank Leasing
              and Finance Inc. and
              Adobe Systems Incorporated
              (Phase 1)


                                                                   (Continued)

                                               INCORPORATED BY REFERENCE
    EXHIBIT                                  -----------------------------        FILED
    NUMBER    EXHIBIT DESCRIPTION             FORM         DATE     NUMBER     HEREWITH
    --------  ---------------------------    -----     --------     ------     --------
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

     10.39    1997 Employee Stock              S-8     05/30/97     10.39
              Purchase Plan*

     10.40    Employee Stock Option            S-8     05/30/97     10.40
              Plan Amendment*

     10.41    Amended and Restated            10-Q     05/30/97     10.41
              Limited Partnership
              Agreement of Adobe
              Incentive Partners, L.P.

     11       Computation of Net Income                                           X
              Per Common Share

     27       Financial Data Schedule                                             X

-----------------
*Compensatory plan or arrangement

(b)  Reports on Form 8-K

    No reports on Form 8-K were filed in the quarter ended August 29, 1997.

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ADOBE SYSTEMS INCORPORATED


Date: October 10, 1997


                                       By /s/ P. JACKSON BELL
                                          ----------------------------------
                                          P. Jackson Bell,
                                          Executive Vice President,
                                          Chief Financial Officer,
                                          Chief Administrative Officer,
                                          and Assistant Secretary
                                          (Principal Financial Officer)

                             SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

    Acrobat
    Adobe
    AfterEffects
    Illustrator
    FrameMaker
    PageMaker
    PhotoDeluxe
    Photoshop
    PostScript
    PrintGear

    All other brand or product names are trademarks or registered trademarks of their respective holders.