Form 10-K
period 1997-11-28
ADOBE SYSTEMS INC
filed 1998-02-17
CIK 796343

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 28, 1997
                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

                        COMMISSION FILE NUMBER: 0-15175

                           ADOBE SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its charter)

             DELAWARE                   77-0019522
  (State or other jurisdiction of    (I.R.S. Employer
  incorporation or organization)      Identification
                                           No.)

    345 PARK AVENUE, SAN JOSE,          95110-2704
            CALIFORNIA
  (Address of principal executive       (Zip Code)
             offices)

       Registrant's telephone number, including area code: (408) 536-6000
        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

    The aggregate market value of the common stock held by non-affiliates of the registrant as of December 26, 1997 was $2,533,370,488.

    The number of shares outstanding of the registrant's common stock as of December 26, 1997 was 68,639,439.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement dated March 4, 1998 to be delivered to stockholders in connection with the Notice of Annual Meeting of Stockholders to be held on April 8, 1998 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                            PAGE NO.
                                                                                                          -------------
                                                       PART I
Item 1.     Business....................................................................................            3
Item 2.     Properties..................................................................................           12
Item 3.     Legal Proceedings...........................................................................           13
Item 4.     Submission of Matters to a Vote of Security Holders.........................................           14

                                                      PART II
Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters........................           15
Item 6.     Selected Financial Data.....................................................................           16
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......           17
Item 7a.    Quantitative and Qualitative Disclosures About Market Risk..................................           27
Item 8.     Financial Statements and Supplementary Data.................................................           30
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure........           31

                                                      PART III
Item 10.    Directors and Executive Officers of the Registrant..........................................           32
Item 11.    Executive Compensation......................................................................           33
Item 12.    Security Ownership of Certain Beneficial Owners and Management..............................           34
Item 13.    Certain Relationships and Related Transactions..............................................           35

                                                      PART IV
Item 14.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K.............................           36
Signatures..............................................................................................           38
Summary of Trademarks...................................................................................           39
Financial Statements....................................................................................           40
Financial Statement Schedule............................................................................           67
Exhibits................................................................................................           69

FORWARD-LOOKING STATEMENTS

    IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1998. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

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

    The Company was originally incorporated in California in October 1983 and was reincorporated in Delaware in May 1997. The Company maintains its executive offices and principal facilities at 345 Park Avenue, San Jose, California 95110-2704. Its telephone number is 408-536-6000. The Company also maintains a World Wide Web site at HTTP://WWW.ADOBE.COM.

                                    PRODUCTS

    In 1984, Adobe developed the software that initiated desktop publishing. Today, Adobe is uniquely positioned to make a further dramatic impact not only on how society creates visually rich information, but also on how it distributes and accesses that information electronically.

    While other major software companies' products deal in raw words, data, and numbers, Adobe software helps people use the computer to express and share their ideas in imaginative and meaningful new ways, whether the choice of media is static or dynamic, paper or electronic. In the simplest terms, Adobe products enable people to create, send, view, and print high-impact information, helping them and their ideas stand out.

    Adobe software enables users to work with professional creative tools; assemble illustrations, images, and text into fully formatted documents; output documents directly to any kind of printing device; and distribute documents on paper, video, or compact disc, over the Internet, an e-mail system, or corporate network. Moreover, Adobe software enables users to perform all of these tasks across multiple computing environments, including Microsoft Windows, Apple Macintosh, and UNIX.

GRAPHICS PRODUCTS

        Adobe Photoshop--provides photo design enhancement, production for print, the Internet, and multimedia used by graphic designers, Internet content creators, Webmasters, and digital photographers.

        Adobe Illustrator--an illustration and page design tool for print, the Internet, and multimedia used by professional illustrators and Internet content creators.

        Adobe PageMaker--a tool for creating and producing professional-quality printed and electronic pages used by designers, business people, publishers, and prepress professionals around the world.

        Adobe Premiere--provides non-linear digital video editing used in multimedia and video production.

        Adobe After Effects--provides two-dimensional (2D) animation, motion compositing, and special effects used in multimedia, broadcast, and film production.

        Adobe Type Library--contains over 2,400 high-quality outline typefaces used by graphics professionals and Internet content creators worldwide.

ENTERPRISE PRODUCTS

        Adobe FrameMaker--an application for authoring and publishing long and complex documents including books, technical manuals, and reports.

        Adobe Acrobat--the fastest way to publish and distribute business documents of any kind on corporate e-mail and intranets, the Internet, or CD-ROM. Adobe Acrobat software includes everything needed to create and distribute rich electronic documents that can be viewed seamlessly within leading Web browsers. Adobe Acrobat Capture enables conversion of legacy paper-based documents into indexable, searchable, platform-independent electronic form for archiving and distribution purposes.

HOME & OFFICE PRODUCTS

        Adobe PageMill--a tool used to create full-featured Web pages without requiring user knowledge of hypertext mark-up language (HTML). Employing easy drag-and-drop techniques simplifies operation, from creating or importing text and images to adding audio, video, and animation.

        Adobe PhotoDeluxe--software that allows consumers and small businesses to easily enhance and personalize their photos for a wide variety of applications in print and electronic media.

PRINTING SYSTEMS PRODUCTS

        Adobe PostScript--a page description language that delivers high quality output, cross-platform compatibility, and top performance for graphically-rich printing output from corporate desktop printers to high-end publishing printers.

        Adobe PostScript 3--a page description language that takes digital printing to a new level, providing an optimized printing environment connected to corporate networks, the Internet, and digital document distribution systems.

        Adobe PrintGear--a printing architecture that redefines the standards for high-throughput, low-cost, high-quality printing for the small office/home office and small corporate workgroup environments.

        Adobe PostScript Extreme--the innovative new production printing architecture that integrates Adobe PostScript and the Portable Document Format ("PDF"). This architecture has been endorsed by the printing industry as the new standard for high-performance print-on-demand, direct-to-press, and high-resolution imagesetter printing systems.

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

GRAPHICS PRODUCTS

    Within its Graphics Products area, Adobe markets six product families that fall into two major groupings: professional publishing (Adobe Photoshop, Adobe PageMaker, Adobe Illustrator, and Adobe Type Library) and dynamic media (Adobe Premiere and Adobe After Effects). In these groupings, the individual products compete favorably on the basis of features and functions, installed base, ease of use, product reliability, and price and performance characteristics. In addition, the products increasingly work well together, providing broader functionality and minimizing product learning issues for the individual who uses multiple applications to complete a project.

    A number of companies currently offer one or more products that compete directly or indirectly with one or more of Adobe's graphics products. These companies include Quark, Macromedia, Corel, MetaCreations, Avid and Linotype.

    With the advent of the World Wide Web, the needs of the graphics professional are rapidly changing to encompass on-line publishing as well as print-based publishing. These changing customer needs have created new opportunities for Adobe's graphics products, drive the Company's product development cycles, and introduce new potential competitors.

ENTERPRISE PRODUCTS

    In the authoring and publishing market, the Company's Adobe FrameMaker product faces competition from large-scale electronic publishing systems developed by several companies, including Interleaf. Participants in this market compete based on the quality and features of their products, the level of customization and integration with other publishing system components, the number of hardware platforms supported, service, and price. The Company believes it can successfully compete in this market based upon the quality and features of the Adobe FrameMaker product, its extensive application programming interface, the large number of platforms supported, and other factors.

    In the document transmission and archive area, the Company's Adobe Acrobat family faces competition from entrenched office applications and internet content creation tools that use HTML. The Company feels it competes favorably in terms of the combined benefits of compression, visual fidelity, transmittal time and security of documents expressed using Adobe Acrobat Portable Document Format
(PDF). Competitors include Microsoft and Corel.

HOME & OFFICE PRODUCTS

    The consumer software market is characterized by intense competition, price sensitivity, brand awareness, and strength in retail distribution. Adobe faces direct and indirect competition in these markets from a number of companies, including Microsoft and Broderbund. The Company believes it competes favorably with its Adobe PhotoDeluxe product due to its strong relationships with critical original equipment manufacturers ("OEMs") and market influencers and its ability to leverage core competencies from established products.

    The Internet market is a constantly evolving and highly volatile market, characterized by rapid technology developments and frequent new product introductions. Adobe PageMill faces significant competition from companies offering similar products and will continue to face competition from emerging technologies and products. Some of these competitors include Macromedia, Microsoft, and NetObjects.

PRINTING SYSTEMS PRODUCTS

    Adobe believes that the principal competitive factors for OEMs in selecting a page description language or a printing technology are product capabilities, market leadership, reliability, support, engineering development assistance, and price. The Company believes that its competitive advantages include its technology competency, OEM relationships, and intellectual property portfolio. Adobe PostScript and Adobe PrintGear software face competition from Hewlett-Packard's proprietary PCL page description language, and from developers of page description languages based on the PostScript language standard, including Xionics and Harlequin.

                                   OPERATIONS

MARKETING AND DISTRIBUTION

    Adobe markets and distributes its products directly and through multiple channels, including distributors, retailers, systems integrators, software developers, and value-added resellers ("VARs"), as well as through OEM and hardware bundle customers. Adobe supports its worldwide distribution network and end-user customers through international subsidiaries. Adobe Systems Europe Ltd. is headquartered in Edinburgh, Scotland, with subsidiaries in France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland, and the United Kingdom. Adobe's Pacific Rim presence includes Adobe Systems Company Ltd. in Japan as well as operations in Asia, Pacific, and Latin America, including Australia, Hong Kong, Korea, Singapore, India, and Mexico. The Company also has operations in Canada. More than 6,000 resellers in the United States and Canada and more than 300 distributors throughout Europe, Japan, and Asia, Pacific, and Latin America offer Adobe software applications and type products.

    Adobe licenses its Adobe PostScript software and other printing systems technology to computer and printer manufacturers, who in turn distribute their products worldwide. The Company derives a significant portion of Adobe PostScript royalties from international sales of printers, imagesetters, and other output devices by its OEM customers.

MANUFACTURING

    Manufacturing operations include duplication of disks, assembly of purchased parts, and final packaging for retail products. Adobe contracts a majority of its manufacturing activities to third parties, both in the United States and in Europe.

    Disk duplication for European language versions of the Company's products is managed through the European headquarters. The master disks of European-language versions of products are forwarded to McQueen Holdings Limited ("McQueen") which duplicates the disks, prints, and assembles the components and ships the completed product. Quality control tests are performed on all duplicate disks and finished products.

    At November 28, 1997, the Company held a 13% equity interest in McQueen. Effective December 31, 1997, McQueen was acquired by Sykes Enterprises, Inc. ("Sykes") and the Company exchanged its shares of McQueen for shares of Sykes common stock. The Company expects to maintain its business relationship with McQueen and that McQueen will continue to provide services to the Company for the foreseeable future.

    To date, Adobe has not experienced significant difficulties in obtaining raw materials for the manufacture of its products or in the duplication of disks, printing, and assembly of components, although an interruption in production by a supplier could result in a delay in shipment of Adobe's products. There was no material backlog of orders as of December 26, 1997.

CUSTOMER SUPPORT AND EDUCATION

    For Adobe's application software, a technical support and services staff responds to customer queries by phone and on-line. The Company also informs customers through its ADOBE MAGAZINE and a growing series of how-to books published by Adobe Press, a joint venture with Macmillan Computer Publishing. In addition, Adobe prepares and authorizes independent trainers to teach Adobe software classes in person or increasingly via computer-based and internet-based training programs, sponsors workshops led by its own graphics staff, interacts with independent user groups, and conducts regular seeding and testing programs.

INVESTMENT IN NEW MARKETS

    The Company has invested in two venture capital limited partnerships that are chartered to invest in innovative companies strategic to Adobe's software business. Adobe Ventures L.P. and Adobe Ventures II L.P. enable the Company to join other investors in making new products and services available to computer users and in building new market opportunities. Adobe has thus invested in new markets, and intends to continue investing in new markets, both through the limited partnerships as well as by direct investments by the Company.

    The Company owns a minority interest in certain companies and a majority interest in Adobe Ventures L.P. and Adobe Ventures II L.P. Investments in publicly traded equity securities that are free of trading restrictions, or will become free of trading restrictions within one year, are carried at fair value based on quoted market prices. Investments in equity securities that are not publicly traded, or are restricted from trading for more than one year, are carried at the lower of cost or market.

    The investments in Adobe Ventures L.P. and Adobe Ventures II L.P. are accounted for using the equity method of accounting, and, accordingly, the investments are adjusted to reflect the Company's share of Adobe Ventures L.P. and Adobe Ventures II L.P.'s investment income (loss) and dividend distributions. Adobe Ventures L.P. and Adobe Ventures II L.P. carry their investments in equity securities at an estimated fair market value and unrealized gains and losses are included in investment income (loss). Substantially all of the technology companies held by the limited partnerships at November 28, 1997 are not publicly traded, and, therefore, there is no established market for these investments. As such, these investments are valued based on the most recent round of financing involving new non-strategic investors and estimates made by the general partner, a third party. When investments held by the limited partnerships are publicly traded, the fair value of such investments is based on quoted market prices, and mark-to-market adjustments are included in investment income. In general, as a matter of policy of the limited partnerships, the investments in the technology companies held by the limited partnerships will be distributed to the partners prior to the investee company's initial public offering.

    In March 1997, as part of its venture investing program, the Company established an internal limited partnership, Adobe Incentive Partners L.P. ("AIP"), which allows certain of the Company's executive officers to participate in cash or stock distributions from Adobe's venture investments. Assets held by AIP include Adobe's entire interests in Adobe Ventures L.P. and Adobe Ventures II L.P. and equity securities of privately-held companies. Adobe is both the general partner and a limited partner. Other limited partners are executive officers of the Company who are involved in Adobe's venture investing activities and whose participation is deemed critical to the success of the program.

    Adobe's Class A senior limited partnership interest includes both a liquidation preference and a preference in recovery of the cost basis of each specific investment. The executives' Class B junior limited partnership interest qualifies for partnership distributions only after: (a) Adobe has fully recovered the cost basis of its investment in the specific investee company for which a distribution is made; and (b) the participating executive has vested in his or her distribution rights. The distribution rights generally vest on a monthly basis over three years, such that the rights are 25% vested after one year, 50% vested after two years and fully vested at the end of three years. The limited partnership investments are restricted to investments in companies that are private at the time of the establishment of AIP or when the investment is made, whichever is later. Partnership interests may be allocated to designated officers only while the investee company is still private. Class B interests may not exceed a maximum of 20% of the venture investments included in AIP. No distributions were made to the participating officers in fiscal 1997 and expense related to AIP in fiscal 1997 was immaterial. At November 28, 1997, the minority interest held by the participating officers was immaterial and is included in accrued expenses on the balance sheet.

    The Company's portfolio of equity investments including those held by AIP at November 28, 1997, had a cost basis of $56.1 million and was valued at $46.9 million. Gross proceeds from the sale of equity securities during 1997 was $40.0 million. The Company's equity investments and Adobe Ventures L.P. and Adobe Ventures II L.P.'s investments in equity securities at November 28, 1997 consisted of the following companies:

                                                                                                      PRIVATE       PUBLIC
                                                                                                   -------------  -----------
ADOBE EQUITY INVESTMENTS
  Cascade Systems International..................................................................            X
  Datalogics Incorporated........................................................................            X
  McQueen International Ltd......................................................................            X
  Objectivity Incorporated.......................................................................            X
  Pointcast Inc..................................................................................            X
  Siebel Systems, Inc............................................................................                          X
  Tier Two Systems...............................................................................            X
  Vertec Solutions, Inc..........................................................................            X

ADOBE VENTURES L.P. EQUITY INVESTMENTS
  Cogito Learning Media, Inc.....................................................................            X
  Crosswise Corporation..........................................................................            X
  Digimarc Corporation...........................................................................            X
  Digital Think Inc..............................................................................            X
  Electronic Submission Publishing Systems, Inc..................................................            X
  Extensis Corporation...........................................................................            X
  Filenet Corporation............................................................................                          X
  Lantana Research...............................................................................            X
  Managing Editor Inc............................................................................            X
  mFactory, Inc..................................................................................            X
  Salon Internet, Inc............................................................................            X

ADOBE VENTURES II L.P. EQUITY INVESTMENTS
  Extensis Corporation...........................................................................            X
  Tumbleweed Software Corporation................................................................            X
  Vignette Corporation...........................................................................            X

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

    During the years ended November 28, 1997, November 29, 1996, and December 1, 1995, the Company's research and development expenses, including costs related to contract development, were $170.9 million, $152.9 million, and $138.6 million, respectively. During each of the years 1997, 1996, and 1995, the Company acquired through purchase transactions one or more software companies. In each of these transactions, a portion of the purchase price was allocated to in-process research and development and expensed at the time of the acquisition. In 1997, 1996, and 1995, $6.0 million, $21.3 million, and $15.0 million was expensed, respectively.

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

                                   EMPLOYEES

    As of December 26, 1997, Adobe employed 2,702 people, none of whom are represented by a labor union. The Company has not experienced work stoppages and believes its employee relations are good. Competition in recruiting personnel in the software industry is intense. Adobe believes its future success will depend in part on its continued ability to recruit and retain highly skilled management, marketing, and technical personnel.

                               EXECUTIVE OFFICERS

    The executive officers of the Company as of February 16, 1998 are as follows:

NAME                                   AGE                                     POSITIONS
---------------------------------      ---      ------------------------------------------------------------------------

John E. Warnock                            57   Chairman of the Board and Chief Executive Officer

Charles M. Geschke                         58   Chairman of the Board and President

P. Jackson Bell                            56   Executive Vice President, Chief Financial Officer, Chief Administrative
                                                Officer, and Assistant Secretary

Ross A. Bott                               46   Executive Vice President, Product Divisions

Robert A. Roblin                           45   Executive Vice President, Marketing

Frederick A. Snow                          61   Executive Vice President, Worldwide Field Operations

Hachiro Kimura                             55   President, Adobe Systems Japan

Derek J. Gray                              48   Senior Vice President and General Manager, Adobe Systems Europe

Colleen M. Pouliot                         39   Senior Vice President, General Counsel, and Secretary

Fredrick A. Schwedner                      56   Senior Vice President and General Manager, Printing and Systems Division

David P. Eichler                           49   Vice President, Finance

    A biography, including the principal occupations for the past five years of each of the executive officers, is provided below.

    Dr. Warnock was a founder of the Company and has been its Chairman of the Board since April 1989. Beginning September 1997, he shares the position of Chairman of the Board with Charles M. Geschke. He has been Chief Executive Officer since 1982. Dr. Warnock received a Ph.D. in electrical engineering from the University of Utah. He is a director of Evans & Sutherland Computer Corporation, Netscape Communications Corporation, and Redbrick Systems.

    Dr. Geschke was a founder of the Company and has been its President since April 1989. In September 1997, Dr. Geschke assumed the position of Chairman of the Board, sharing that office with Dr. Warnock. He was Chief Operating Officer from December 1986 until July 1994. Dr. Geschke received a Ph.D. in computer science from Carnegie Mellon University. Dr. Geschke is a director of Rambus Incorporated.

    Mr. Bell joined the Company in November 1996 as Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Assistant Secretary. From September 1993 to March 1996, Mr. Bell was Executive Vice President and Chief Financial Officer of Conner Peripherals Incorporated. From 1991 through September 1993, Mr. Bell was Senior Vice President of Planning and Senior Vice President of Strategic Programs for American Airlines Incorporated.

    Mr. Bott joined the Company in December 1996 as Senior Vice President and General Manager, Graphics Division. He was promoted to Executive Vice President, Product Divisions, in December 1997. From August 1996 to December 1996, he served as Senior Vice President of Enterprise Technologies at Silicon Graphics Incorporated. Prior to that time, he was Vice President and Chief Technology Officer of Pyramid Technology Corporation.

    Mr. Roblin joined the Company in June 1996 as Senior Vice President, Corporate Marketing. In December 1997, he was promoted to Executive Vice President, Marketing. Prior to that time, Mr. Roblin served as Vice President of Marketing for IBM Corporation's Consumer Division from April 1994 until joining Adobe. Prior to IBM, Mr. Roblin was Vice President of Marketing for AT&T's EO personal communicator company as a result of AT&T's acquisition of Pensoft Corporation which he joined as Vice President of Marketing in 1992.

    Mr. Snow joined the Company in February 1998 as Executive Vice President, Worldwide Field Operations. Mr. Snow served as Chairman and Chief Executive Officer of Kenwood Management Group from April 1997 until he joined the Company. From November 1995 to April 1997, Mr. Snow was President and Chief Executive Officer of SoftWorld Services Corporation. Prior to that time, Mr. Snow served as Senior Vice President of Sales of Tech Data Corporation.

    Mr. Kimura joined the Company in November 1993 as President and General Manager of Adobe Systems Japan. In May 1996, Mr. Kimura was appointed as a corporate officer of the Company. Mr. Kimura was President of SCI Japan, the subsidiary of Systems Center Incorporated, from June 1992 until he joined the Company. Prior to that time, Mr. Kimura was Vice President of Sales and Services at Applied Materials Japan Corporation.

    Mr. Gray joined the Company upon the closing of the acquisition of Aldus in August 1994, at which time he was elected Senior Vice President of the Company and General Manager, Adobe Systems Europe. Prior to that time, Mr. Gray served as Managing Director of Aldus Europe Limited since 1986. Mr. Gray is a co-founder and, for the ten years prior to joining Aldus, Managing Director of McQueen International Limited, a distributor of computer hardware and software, of which the Company was a 17% stockholder by virtue of the acquisition of Aldus. Pursuant to a reorganization of the Company's Europe entity, Mr. Gray was elected General Manager of Adobe Systems Europe in April 1995.

    Ms. Pouliot joined the Company in July 1988 as Associate General Counsel and became the Corporate Secretary in April 1989. In December 1990, she was promoted to General Counsel. In December 1992, she was promoted to Vice President and in December 1997, to Senior Vice President. Ms. Pouliot was an associate at the law firm of Ware & Freidenrich from November 1983 until she joined the Company.

    Mr. Schwedner joined the Company in August 1989 as Director of Engineering, and in 1991 was promoted to Vice President of Engineering, Systems Product Division. In May 1996, he was promoted to Senior Vice President and General Manager of the Printing and Systems Division.

    Mr. Eichler joined the Company in December 1997 as Vice President, Finance. Mr. Eichler served as Senior Vice President, Finance and Administration, and Chief Financial Officer of Hyundai Electronics America from March 1994 until he joined the Company. From June 1993 to February 1994, Mr. Eichler was Chief Financial and Chief Administrative Officer of Trident Systems. Prior to that time, Mr. Eichler served as Assistant Corporate Treasurer of Syntex Corporation.

ITEM 2. PROPERTIES

    The following table sets forth the location, approximate square footage, and use of each of the principal properties used by the Company. Except as where indicated, all of the properties are leased or subleased by the Company. Such leases expire at various times through January 2014. The annual base rent expense for all facilities (including operating expenses, property taxes, and assessments) is currently $22.3 million and is subject to annual adjustment.

                                                   APPROXIMATE
                                                      SQUARE
LOCATION                                             FOOTAGE                            USE
-------------------------------------------------  ------------  -------------------------------------------------

North America:
  345 Park Avenue                                      354,000   Research, product development, sales, marketing
  San Jose, California                                           and administration
  USA

  333 West San Carlos Avenue                           105,970   Sales and administration
  San Jose, California
  USA

  303 Almaden Boulevard                                134,627   Sales, administration, research and product
  San Jose, California                                           development
  USA

  411 First Avenue South                               144,038   Product development, customer support, and
  Seattle, Washington                                            administration
  USA (1)

Europe:
  Five Mid New Cultins                                  22,000   Sales, marketing, and administration
  Edinburgh EH11 4DU
  Scotland, United Kingdom
  (Owned)

Japan:
  Yebisu Garden Place Tower                             20,237   Sales, marketing, and administration
  4-20-3 Ebisu, Shibuya-ku
  Tokyo 150 Japan

Asia, Pacific, and Latin America:
  18-20 Orion Road                                       4,277   Sales, marketing, and administration
  Lane Cove, NSW 2066
  Australia

    In general, all facilities are in good condition and are operating at capacities which range from 75% to 100%.

(1) The lease on this facility expires in July 1998 and is expected to be replaced by a lease on a new 253,000 square foot facility in Seattle.

ITEM 3. LEGAL PROCEEDINGS

    Quantel Limited, a U.K. corporation, filed and served on the Company in January 1996 a complaint alleging that the Adobe Photoshop program infringed five U.S. patents held by Quantel. The complaint was filed in the United States District Court for the District of Delaware. On September 19, 1997, a jury in federal court in Delaware found in favor of Adobe, finding that Adobe Photoshop did not infringe the five patents held by Quantel Limited, and that the five patents are invalid. Quantel has filed post-trial motions requesting a new trial. Adobe is vigorously opposing the motions.

    On February 6, 1996, a securities class action complaint was filed against Adobe, certain of its officers and directors, certain former officers of Adobe and Frame Technology Corporation ("Frame"), Hambrecht & Quist, LLP ("H&Q"), investment banker for Frame, and certain H&Q employees, in connection with the drop in the price of Adobe stock following its announcement of financial results for the quarter ended December 1, 1995. The complaint was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that the defendants misrepresented material adverse information regarding Adobe and Frame and engaged in a scheme to defraud investors. The complaint seeks unspecified damages for alleged violations of California law. Adobe believes that the allegations against it and its officers and directors are without merit and intends to vigorously defend the lawsuit. The case is currently in the discovery phase.

    On April 17, 1997, a derivative action was filed in the Superior Court of the State of California, County of Santa Clara, against the current members of Adobe's Board of Directors and Paul Brainerd, a former member of the Board. The suit was filed by a stockholder purporting to assert on behalf of the Company claims for alleged breach of the Directors' fiduciary duty and mismanagement related to the Company's acquisition of Frame in October 1995. The Court granted Adobe's motion for dismissal of the suit, with leave to amend for the plaintiff. In January 1998, the plaintiff filed an amended complaint making substantially the same claims.

    Management believes that the ultimate resolution of these matters will not have a material impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on The Nasdaq National Stock Market under the symbol "ADBE." On December 26, 1997, there were 2,084 holders of record of the Company's common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of the Company's common stock, and the cash dividends paid per share, for the periods indicated.

                                              PRICE RANGE          CASH
                                          --------------------   DIVIDEND
                                            HIGH        LOW      PER SHARE
                                          ---------  ---------  -----------
Fiscal 1996:
  First Quarter.........................  $   74.25  $   30.00   $    0.05
  Second Quarter........................      45.13      30.75        0.05
  Third Quarter.........................      37.88      28.50        0.05
  Fourth Quarter........................      44.13      31.50        0.05
  Fiscal Year...........................      74.25      28.50        0.20
Fiscal 1997:
  First Quarter.........................  $   44.13  $   34.63   $    0.05
  Second Quarter........................      49.00      32.50        0.05
  Third Quarter.........................      45.25      34.00        0.05
  Fourth Quarter........................      53.13      39.75        0.05
  Fiscal Year...........................      53.13      32.50        0.20

    The Company has paid cash dividends on its common stock each quarter since the second quarter of 1988. In March 1997, the Company established the venture stock dividend program under which the Company may, from time to time, distribute as a dividend-in-kind shares of its equity holdings in investee companies to Adobe stockholders. In 1997, the Company dividended one share of Netscape Communications Corporation ("Netscape") common stock for each 100 shares of Adobe common stock held by stockholders of record on July 31, 1997. An equivalent cash dividend was paid for holdings of less than 2,500 Adobe shares and for fractional Netscape shares. Also, on December 1, 1997, the Company dividended one share of Siebel Systems, Incorporated ("Siebel") common stock for each 300 shares of Adobe common stock held by stockholders of record on October 31, 1997. An equivalent cash dividend was paid for holdings of less than 7,500 Adobe shares and for fractional Siebel shares. The declaration of future dividends, whether in cash or in-kind, is within the discretion of the Board of Directors of the Company and will depend upon business conditions, the Company's results of operations, the financial condition of the Company, and other factors.

ITEM 6. SELECTED FINANCIAL DATA

    THE FOLLOWING SELECTED CONSOLIDATED FINANCIAL DATA (PRESENTED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND EMPLOYEE DATA) ARE DERIVED FROM THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS. THIS DATA SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND WITH ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                                                 YEARS ENDED
                                          ----------------------------------------------------------
                                           NOV. 28     NOV. 29      DEC. 1     NOV. 25     NOV. 26
                                             1997        1996        1995        1994        1993
                                          ----------  ----------  ----------  ----------  ----------
Operations:
  Revenue...............................  $  911,894  $  786,563  $  762,339  $  675,617  $  580,103
  Merger transaction and restructuring
    costs...............................      --           4,955      31,534      72,183      25,800
  Income before income taxes............     296,090     244,824     163,853      52,946      72,358
  Net income (1)........................     186,837     153,277      93,485      15,337      42,007
  Net income per share (1)..............        2.52        2.04        1.26        0.22        0.62
  Cash dividends declared per common
    share (2)...........................        0.20        0.20        0.20        0.20        0.20
Financial position:
  Cash and short-term investments.......     502,956     564,116     516,040     444,768     344,714
  Working capital.......................     454,299     506,092     506,472     402,837     347,683
  Total assets..........................     940,071   1,001,393     872,827     710,000     597,696
  Stockholders' equity..................     715,424     706,514     698,417     514,315     457,216
Additional data:
  Worldwide employees...................       2,654       2,222       2,322       2,055       2,500

------------------------

(1) In 1997, includes investment gains of $34.3 million, other non-recurring gains of $0.6 million, and the write-off of $6.0 million of acquired in-process research and development. In 1996, includes investment gains of $68.9 million, the write-off of $21.3 million of acquired in-process research and development, and restructuring charges related to divested products of $5.0 million. In 1995, reflects restructuring charges of $31.5 million related to the acquisition of Frame and the write-off of $15.0 million of acquired in-process research and development. In 1994, reflects restructuring charges of $72.2 million related to the acquisition of Aldus Corporation ("Aldus") and the write-off of $15.5 million of acquired in-process research and development. In 1993, reflects restructuring charges of $25.8 million initiated by Frame and the write-off of $4.3 million of acquired in-process research and development.

(2) Dividends prior to the acquisition of Frame on October 28, 1995 and Aldus on August 31, 1994 have not been restated to reflect the effects of the poolings of interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION (PRESENTED IN MILLIONS, EXCEPT PER SHARE AMOUNTS) SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.

    IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1998. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                             RESULTS OF OPERATIONS

OVERVIEW

    Adobe Systems Incorporated ("Adobe" or the "Company") develops, markets, and supports computer software products and technologies that enable users to express and use information across all print and electronic media. The Company licenses its technology to major computer, printing, and publishing suppliers, and markets a line of application software products and type products for authoring and editing visually rich documents. The Company distributes its products through a network of original equipment manufacturer ("OEM") customers, distributors and dealers, and value-added resellers ("VARs") and systems integrators. The Company has operations in North America, Europe, Japan, and Asia, Pacific, and Latin America.

    In January 1996, the Company divested its prepress applications product business to a newly established company, Luminous Corporation ("Luminous"). Under the terms of the agreement, Luminous continued to develop, market, and distribute Adobe's prepress application products, and Adobe maintained ownership of certain core technologies for Adobe prepress products. Revenue from the prepress application business unit was approximately $10.4 million in fiscal year 1995. In October 1996, the Company sold its remaining interest in Luminous for approximately $6.8 million, which was recorded as a realized gain.

REVENUE

                                            1997        CHANGE        1996        CHANGE        1995
                                          ---------  -------------  ---------  -------------  ---------
Total revenue...........................  $   911.9           16%   $   786.6            3%   $   762.3

    Revenue growth in 1997 is attributable primarily to increased application products shipments resulting from the release of new and enhanced products. In 1996, revenue grew due to increases in both licensing activity related to the Company's PostScript interpreter and application products. Product unit volume (as opposed to price) growth was the principal factor in the Company's revenue growth in application products revenue in both 1997 and 1996. No customer accounted for more than 10% of the Company's total revenue in 1997, 1996, or 1995.

                                            1997       CHANGE       1996        CHANGE        1995
                                          ---------  -----------  ---------  -------------  ---------
Product group revenue--Licensing........  $   196.2      --       $   196.7            7%   $   183.4
Percentage of total revenue.............       21.5%                   25.0%                     24.1%

    Licensing revenue is derived from shipments by OEM customers of products containing the Adobe PostScript interpreter, Adobe PrintGear software, and the Display PostScript system. Such Adobe PostScript products include: (1) standard roman printers as well as printers that work with Japanese, Chinese, and Korean languages; (2) imagesetters; and (3) workstations. Licensing revenue is also derived from shipments of products containing the Configurable PostScript Interpreter ("CPSI") by OEM customers. CPSI is a fully functional Adobe PostScript interpreter that resides on the host computer system rather than in a dedicated controller integrated into an output device. The configuration flexibility of CPSI allows OEMs and software developers to create and market a variety of Adobe PostScript products independently of controller hardware development. Adobe PostScript products sell to the small office/home office ("SOHO") market, as well as the corporate enterprise and high-end imagesetter markets. Adobe PrintGear software is targeted to the SOHO and home computer market.

    Royalty per unit is generally calculated as a percentage of the end user list price of a printer, although some components of licensing revenue based on a flat dollar amount per unit typically do not change with list prices. Licensing revenue in 1997 was unchanged from 1996 licensing revenue. Increased demand for CPSI, color capability, and Adobe PrintGear products was offset by a number of factors affecting OEMs, primarily in the Japanese and Macintosh markets. These factors included, but were not limited to, continuing weakness in Macintosh-related printer sales and in Japanese personal computer and printer markets, as well as a slow pace of new Adobe PostScript 3 and Adobe PrintGear products being brought to market by OEMs.

    The Company has seen year-to-year increases in the number of OEM customers from which it is receiving licensing revenue and believes that such increases are attributable to the continued acceptance of Adobe PostScript software, as well as the diversification of the Company's customer base across multiple platforms. During 1997, a number of OEM customers introduced new Adobe PrintGear products that serve the SOHO market. Late in 1997, some OEM customers began to transition from Adobe PostScript Level 2 products to Adobe PostScript 3 products. This transition is expected to continue through 1998. Also in the fall of 1997, one of Adobe's largest PostScript customers, Hewlett-Packard Company ("HP"), introduced a non-Adobe clone version of PostScript in one family of monochrome laser printers. The Company continues to be cautious about licensing revenue in the short term because of the factors identified in the previous paragraph and the anticipated loss of revenue from monochrome laser printer products from HP.

                                            1997       CHANGE       1996        CHANGE        1995
                                          ---------  -----------  ---------  -------------  ---------
Product group revenue--Application
  products..............................  $   715.7          21%  $   589.9            2%   $   578.9
Percentage of total revenue.............       78.5%                   75.0%                     75.9%

    Application products revenue is derived from shipments of application software programs marketed primarily through retail and distribution channels; however, Adobe PageMill, Adobe SiteMill, Adobe FrameMaker, and Adobe Acrobat products are becoming more widely distributed through VARs and systems integrators. Adobe PhotoDeluxe is primarily distributed through OEM bundling agreements with digital camera, scanner, and personal computer manufacturers.

    Application products revenue growth in 1997 was primarily due to increased demand for Adobe Photoshop, the Adobe Acrobat family of products, Adobe PhotoDeluxe, Adobe Illustrator, and Adobe PageMaker. A new version of Adobe Photoshop was released in late fiscal 1996, and new versions of Adobe PageMaker and Adobe Illustrator were released in the first and second quarters of fiscal 1997, respectively. In addition, during the second half of 1997, a new version of Adobe FrameMaker across multiple platforms and in multiple languages, the Windows version of Adobe PhotoDeluxe 2.0, and various other products in localized international versions were released. The 1996 revenue growth in this area resulted from increased demand for Adobe Photoshop, Adobe PageMill, Adobe SiteMill, Adobe Illustrator, and the Adobe Acrobat family of products, as well as demand for new products. The increase was partially offset by decreased demand for Adobe FrameMaker and Adobe PageMaker products. The

Company released Adobe Photoshop 4.0 for both the Macintosh and Windows platforms, and Adobe Acrobat 3.0 near the end of the fourth quarter of 1996. In addition, Adobe PageMill and Adobe SiteMill, which were both released in late 1995, added revenue in 1996.

    Overall, revenue from the Company's application products on the Windows platform increased by 64% in 1997 over 1996, while application products revenue from the Macintosh platform increased 1%. In 1997, the Windows and Macintosh platforms accounted for 50.6% and 49.4%, respectively, of application products revenue, excluding platform-independent and UNIX products, compared to 38.6% and 61.4%, respectively, in 1996. The Company expects this trend toward the Windows platform to continue for the foreseeable future.

    At the end of 1997, the Company experienced a decline in revenue from the Japanese market, due to reductions in sell-through rates by the Company's Japanese distributors and corresponding higher inventory levels. The Company remains cautious about the economic conditions in Japan as well as the fluctuating economic conditions in other Asian countries in the short term.

DIRECT COSTS

                                            1997       CHANGE       1996        CHANGE        1995
                                          ---------  -----------  ---------  -------------  ---------
Direct costs............................  $   126.3         (11)% $   141.1            8%   $   130.3
Percentage of total revenue.............       13.8%                   17.9%                     17.1%

    Direct costs include direct product, packaging, and shipping costs, as well as royalties, localization costs, and amortization of acquired technologies.

    Gross margin (expressed as a percentage of revenue), in general, is affected by the mix of licensing revenue versus application products revenue, as well as the product mix within application products. Direct costs for application products decreased during 1997 as the Company transitioned from distribution of its products on disk to distribution on CD-ROM media, which has a lower cost per unit. In addition, certain acquired technologies became fully amortized during 1997, and localization costs were lower in 1997 than in 1996. Localization costs will vary from year-to-year depending on the timing of the release of new versions of products. Direct costs were slightly higher in 1996 compared to 1995 as a percentage of revenue due to higher localization costs. Also, there was a general decline in 1996 in Adobe FrameMaker revenue and associated gross margins.

    Gross margin in 1998 is expected to be approximately the same as in 1997 as the cost savings from the continued shift to CD-ROM media is offset by higher localization costs.

OPERATING EXPENSES

                                            1997       CHANGE       1996        CHANGE        1995
                                          ---------  -----------  ---------  -------------  ---------
Software development costs--Research and
  development...........................  $   170.9          12%  $   152.9           10%   $   138.6
Percentage of total revenue.............       18.7%                   19.4%                     18.2%

    Research and development expenses consist principally of salaries and benefits for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

    Research and development expense has increased over the last three years as the Company has invested in new technologies, new product development, and the infrastructure to support such activities. The increase reflects the expansion of the Company's engineering staff and related costs required to support these efforts. The Company continues to make significant investments in the development of its

Adobe PostScript and application software products, including those targeted for the growing Internet market.

    The Company believes that investments in research and development are necessary to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced products. Accordingly, the Company intends to continue recruiting and hiring experienced software developers. While the Company expects that research and development expenditures in 1998 will increase in absolute dollars, such expenditures are expected to remain approximately the same as a percentage of revenue.

                                             1997        CHANGE       1996       CHANGE       1995
                                             -----     -----------  ---------  -----------  ---------
Software development costs--Amortization
  of capitalized software development
  costs.................................      --             (100)% $     2.5         (77 )% $    11.1
Percentage of total revenue.............      --                          0.3%                    1.5%

    During 1997, software development expenditures on all products, after reaching technological feasibility, were immaterial and therefore were expensed as incurred. Certain software development expenditures on products developed by Frame Technology Corporation ("Frame") and Aldus Corporation ("Aldus") prior to their acquisition by Adobe were capitalized and were amortized over the lives of the respective products. Amortization of capitalized software development costs decreased in 1997 and 1996 as a result of achieving full amortization of all Frame products by the end of 1996 and all Aldus products by the end of 1995.

    The Company expects that software development expenditures on all products, after achieving technological feasibility, will continue to be immaterial in the future and therefore will be expensed as incurred.

                                            1997       CHANGE       1996        CHANGE        1995
                                          ---------  -----------  ---------  -------------  ---------
Sales, marketing, and customer
  support...............................  $   303.3          19%  $   255.0            5%   $   242.7
Percentage of total revenue.............       33.3%                   32.4%                     31.8%

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

    Increases in sales, marketing, and customer support expenses in both 1997 and 1996 are due to increased advertising and promotional expenditures for upgrades of existing products and further development of customer and technical support services to support a growing installed base of customers. In addition, a portion of the 1997 increase relates to new product releases, increased investment in the Windows market, and programs related to furthering worldwide recognition of the Adobe brand.

    For fiscal 1998, sales, marketing, and customer support expenditures are expected to increase in absolute dollars and may increase as a percentage of revenue.

                                            1997       CHANGE       1996        CHANGE        1995
                                          ---------  -----------  ---------  -------------  ---------
General and administrative..............  $    75.4          21%  $    62.0            6%   $    58.5
Percentage of total revenue.............        8.3%                    7.9%                      7.7%

    General and administrative expenses consist principally of salaries and benefits, travel expenses, and related facility costs for the finance, human resources, legal, information services, and executive and administrative personnel of the Company. General and administrative expenses also include outside legal and accounting fees, provision for bad debts, and expenses associated with computer equipment and software used in the administration of the business.

    General and administrative expenses increased from 1997 compared to 1996 due to higher information system costs, legal costs, and employee costs primarily associated with a more comprehensive administrative infrastructure. The 1996 increase over 1995 resulted primarily from Frame integration costs in the first quarter of 1996 and a higher headcount entering fiscal 1996. In addition, the increase was driven by salary increases as well as higher systems and legal costs in 1996.

    The Company expects general and administrative spending in 1998 to be slightly higher than 1997 levels in absolute dollars as the Company continues to invest in an expanded and more comprehensive executive and administrative infrastructure.

                                            1997       CHANGE       1996        CHANGE        1995
                                          ---------  -----------  ---------  -------------  ---------
Write-off of acquired in-process
  research and development..............  $     6.0         (72)% $    21.3            42%  $    15.0
Percentage of total revenue.............        0.7%                    2.7%                      2.0%

    During 1997, 1996, and 1995, the Company acquired seven software companies, in separate transactions, and accounted for them using the purchase method. In each of these transactions, a portion of the purchase price was allocated to in-process research and development and was expensed at the time of the acquisitions.

                                             1997        CHANGE       1996       CHANGE       1995
                                             -----     -----------  ---------  -----------  ---------
Merger transaction and restructuring
  costs.................................      --             (100)% $     5.0         (84 )% $    31.5
Percentage of total revenue.............      --                          0.6%                    4.1%

    Merger transaction and restructuring costs for 1996 were $5.0 million. This represents charges of $5.7 million less the reversal of $0.7 million of excess reserves related to restructuring costs recorded in prior years. The 1996 charges were recorded in connection with the disposition of two business units previously owned by Frame.

    During the fourth quarter of 1995, the Company recorded merger transaction and restructuring costs primarily associated with the acquisition of Frame of $32.5 million and reversed approximately $1.0 million of excess restructuring reserves related to the acquisition of Aldus in 1994 as well as the remaining accrued restructuring costs related to a 1993 restructuring implemented by Frame.

    At November 28, 1997, the remaining accrued restructuring balance of $8.4 million, included in other accrued expenses on the balance sheet, related to lease and third-party contract termination payments, resulting from the planned closure of duplicate offices in Europe and the United States. These payments are expected to continue through the lease terms or negotiated early termination date, if applicable.

                                            1997        CHANGE         1996         CHANGE         1995
                                          ---------  -------------     -----     -------------     -----
Other nonrecurring items................  $    (0.6)      --            --            --            --
Percentage of total revenue.............       (0.1)%                   --                          --

    Nonrecurring items in 1997 included a gain of $2.4 million related to the divestiture of a product line partially offset by a $1.8 million charge related to the acquisition of an intellectual property.

NONOPERATING INCOME

                                            1997       CHANGE       1996       CHANGE       1995
                                          ---------  -----------  ---------  -----------  ---------
Investment gain (loss)..................  $    34.3         (50)% $    68.9       9,223%  $    (0.8)
Percentage of total revenue.............        3.8%                    8.8%                   (0.1)%

    Investment gain (loss) consists principally of realized gains or losses from direct investments as well as mark-to-market valuation adjustments for Adobe Ventures L.P. investments.

    In 1997, the investment gain relates primarily to the Company's liquidation of its investment in Netscape Communications Corporation ("Netscape") through the distribution to its stockholders of 554,660 shares of Netscape as a dividend-in-kind and the sale of its remaining Netscape shares. The 1996 gain arose primarily as a result of realized gains of approximately $43.6 million and approximately $6.8 million for the sale of a portion of the Company's investment in Netscape and its entire investment in Luminous Corporation, respectively. Also, a portion of one of the equity investments included in the Adobe Ventures L.P. portfolio was sold for a gain of $13.9 million during 1996 and at November 29, 1996, the remaining portion of this investment was marked-to-market for an unrealized gain of approximately $3.7 million. These and other gains were partially offset by write-downs on certain other investments.

                                            1997       CHANGE       1996       CHANGE       1995
                                          ---------  -----------  ---------  -----------  ---------
Interest and other income...............  $    31.0           6%  $    29.2          (3)% $    30.0
Percentage of total revenue.............        3.4%                    3.7%                    3.9%

    Interest and other income consists principally of interest earned on cash, cash equivalents, and short-term investments as well as foreign exchange transaction gains and losses.

    The increase in interest and other income in 1997 from 1996 is primarily due to higher interest income in 1997 on higher average cash balances. The slight decrease in 1996 from 1995 is primarily due to foreign exchange gains in 1995 compared to foreign exchange losses in 1996.

INCOME TAX PROVISION

                                            1997       CHANGE       1996       CHANGE       1995
                                          ---------  -----------  ---------  -----------  ---------
Income tax provision....................  $   109.3          19%  $    91.5          30%  $    70.4
Percentage of total revenue.............       12.0%                   11.6%                    9.2%
Effective tax rate......................       36.9%                   37.4%                   42.9%

    The Company's effective tax rate decreased in 1997 from 1996 primarily due to lower nondeductible charges for the write-off of acquired in-process research and development and higher tax-exempt income. The 1996 tax rate decreased significantly from 1995 primarily as a result of lower nondeductible charges, including merger costs, goodwill, and the write-off of acquired in-process research and development. An analysis of the differences between the statutory and effective income tax rates is provided in Note 7 of Notes to Consolidated Financial Statements.

    The Company expects that the effective tax rate for fiscal 1998 will be between 37% and 38% due to lower tax-exempt interest income as a result of cash requirements for the Company's stock repurchase programs.

NET INCOME AND NET INCOME PER SHARE

                                            1997       CHANGE       1996       CHANGE       1995
                                          ---------  -----------  ---------  -----------  ---------
Net income..............................  $   186.8          22%  $   153.3          64%  $    93.5
Percentage of total revenue.............       20.5%                   19.5%                   12.3%
Net income per share....................  $    2.52          24%  $    2.04          62%  $    1.26
Weighted average shares (in
  thousands)............................     74,132          (1)%    75,064           1%     74,253

    Net income in each of the three years included several one-time charges, and in 1997 and 1996, significant investment gains that would not normally be included in the Company's operating results. A reconciliation of the reported results of operations to the results of operations excluding these one-time charges for each of the years follows:

                                                                                         1997
                                                                    -----------------------------------------------
                                                                      INCOME
                                                                      BEFORE      INCOME                    NET
                                                                      INCOME       TAX         NET        INCOME
                                                                      TAXES     PROVISION     INCOME     PER SHARE
                                                                    ----------  ----------  ----------  -----------

                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported results of operations....................................  $  296,090  $  109,253  $  186,837   $    2.52
Write-off of acquired in-process research and development costs...       5,969      --           5,969        0.08
Other nonrecurring items..........................................        (590)       (218)       (372)     --
Net investment gain...............................................     (34,290)    (11,255)    (23,035)      (0.31)
                                                                    ----------  ----------  ----------  -----------
Results of operations excluding one-time charges (gains)..........  $  267,179  $   97,780  $  169,399   $    2.29
                                                                    ----------  ----------  ----------  -----------
                                                                    ----------  ----------  ----------  -----------

                                                                                         1996
                                                                    -----------------------------------------------
                                                                      INCOME
                                                                      BEFORE      INCOME                    NET
                                                                      INCOME       TAX         NET        INCOME
                                                                      TAXES     PROVISION     INCOME     PER SHARE
                                                                    ----------  ----------  ----------  -----------

                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported results of operations....................................  $  244,824  $   91,547  $  153,277   $    2.04
Write-off of acquired in-process research and development costs...      21,251       1,837      19,414        0.26
Restructuring costs...............................................       4,955       1,505       3,450        0.05
Other one-time charges............................................       2,917         886       2,031        0.03
Net investment gain...............................................     (68,875)    (18,873)    (50,002)      (0.67)
                                                                    ----------  ----------  ----------  -----------
Results of operations excluding one-time charges (gains)..........  $  205,072  $   76,902  $  128,170   $    1.71
                                                                    ----------  ----------  ----------  -----------
                                                                    ----------  ----------  ----------  -----------

                                                                                           1995
                                                                     ------------------------------------------------
                                                                       INCOME
                                                                       BEFORE      INCOME                     NET
                                                                       INCOME        TAX         NET        INCOME
                                                                       TAXES      PROVISION     INCOME     PER SHARE
                                                                     ----------  -----------  ----------  -----------

                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported results of operations.....................................  $  163,853   $  70,368   $   93,485   $    1.26
Write-off of acquired in-process research and development..........      14,983      --           14,983        0.20
Acquisition of Frame:
  Merger transaction costs.........................................      11,399      --           11,399        0.15
  Restructuring costs..............................................      20,135       6,086       14,049        0.19
Other one-time charges.............................................       3,160       1,484        1,676        0.02
Effect of fourth quarter antidilutive common stock equivalents.....      --          --           --           (0.02)
                                                                     ----------  -----------  ----------  -----------
Results of operations excluding one-time charges...................  $  213,530   $  77,938   $  135,592   $    1.80
                                                                     ----------  -----------  ----------  -----------
                                                                     ----------  -----------  ----------  -----------

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    The Company believes that in the future its results of operations could be affected by various factors, such as delays in shipment of the Company's new products and major new versions of existing products, market acceptance of new products and upgrades, continuing weakness in demand for Macintosh application software and Macintosh-related printers, renegotiation of royalty arrangements, growth in worldwide personal computer and printer sales and sales price adjustments, consolidation in the OEM printer business, industry transitions to new business and information delivery models, ongoing weakness in the Japanese and other Asian economies, and adverse changes in general economic conditions in any of the countries in which the Company does business.

    The Company's ability to develop and market products, including upgrades of current products that successfully adapt to changing customer needs, may also have an impact on the results of operations. The Company's ability to extend its core technologies into new applications and to anticipate or respond to technological changes could affect its ability to develop these products. A portion of the Company's future revenue will come from these products. Delays in product introductions could have an adverse effect on the Company's revenue, earnings, or stock price. The Company cannot determine the ultimate effect that these new products or upgrades will have on its revenue or results of operations.

    Although the Company generally offers its application products on Macintosh, Windows, and UNIX platforms, a majority of the overall revenue from these products prior to 1997 has been for the Macintosh platform, particularly for the higher end Macintosh computers. In 1997, Windows-based application revenue exceeded that for the Macintosh platform for the first time. If there is a continuing slowdown of customer purchases in the higher end Macintosh market, or if the Company is unable to increase its sales to Windows customers, the Company's operating results could be materially adversely affected. Also, if the Company broadens its customer base to achieve greater penetration in the corporate business and consumer markets, the Company may need to adapt its application software distribution channels. The Company could experience decreases in average selling prices and some transitions in its distribution channel which could materially adversely affect its operating results. In addition, to the extent that there is a slowdown of customer purchases of personal computers in general, the Company's operating results could be materially adversely affected.

    The Company's OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for the Company. In the fall of 1997, HP began to ship non-Adobe clone software in some HP LaserJet printers, resulting in somewhat lower licensing revenue to the Company, although the impact was minimal. The Company expects a more significant impact on its 1998 licensing revenue, although it continues to work with HP printer operations to incorporate Adobe PostScript and other technologies in other HP products.

    During late 1997, the Company experienced a decline in both application and licensing revenue from the Japanese market, due to a weak Japanese computer market and general economic conditions in Japan. In addition, at the end of fiscal 1997, inventory levels for application products at the Company's Japanese distributors remained higher than what the Company considers normal. The Company expects these adverse economic conditions to continue in the short term, and they may adversely affect the Company's revenue and earnings. Although there are also adverse conditions in other Asian economies, the countries affected represent a much smaller portion of the Company's revenue and thus have less impact on the Company's operational results.

    Through its acquisitions, the Company has experienced significant growth. The Company's ability to effectively manage its growth will require it to continue to improve its operational and financial controls and information management systems, and to attract, retain, motivate, and manage employees effectively. The failure of the Company to effectively manage growth and transition in multiple areas of its business could have a material adverse effect on its results of operations.

    The Internet market is rapidly evolving and is characterized by an increasing number of market entrants that have introduced or developed products addressing authoring and communications over the Internet. As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The software industry addressing the authoring for and communications over the Internet is young and has few proven products. In addition, new models for licensing software will be needed to accommodate new information delivery practices. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, ease of use and access, cost, and quality of service) remain unresolved and may affect the growth of Internet use, together with the software standards and electronic media employed in such markets.

    The Company derives a significant portion of its revenue and operating income from its subsidiaries located in Europe, Japan, and Asia, Pacific, and Latin America. The Company generally experiences lower revenue from its European operations in the third quarter because many customers reduce their business activities in the summer months. While most of the revenue of the European subsidiaries is denominated in U.S. dollars, the majority of revenue derived from Japan is denominated in yen and the majority of all subsidiaries' operating expenses are denominated in their local currencies. As a result, the Company's operating results are subject to fluctuations in foreign currency exchange rates. To date, the accounting impact of such fluctuations has been insignificant. The Company's hedging policy attempts to mitigate some of these risks, based on management's best judgment of the appropriate trade-offs among risk, opportunity, and expense. The Company has established a hedging program as described below in "Derivatives and Financial Instruments." The program is used to hedge its exposure to foreign currency exchange rate fluctuations, primarily of the Japanese yen. The Company's hedging program is not comprehensive, and there can be no assurance that the program will offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented net income per share, as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable to the currently presented net income per share.

    The Company plans to adopt SFAS No. 128 in its fiscal quarter ending February 27, 1998, and at that time, all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the disclosure, but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. The Company will be required to implement SFAS No. 130 for its fiscal year 1999.

    Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company is currently evaluating the operating segment information that it will be required to report. The Company will be required to implement SFAS No. 131 for its fiscal year 1999.

    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 establishes standards relating to the recognition of all aspects of software revenue. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997 and will require the Company to modify certain aspects of its revenue recognition policies. The Company does not expect the adoption of SOP 97-2 to have a material impact on the Company's consolidated results of operations.

"YEAR 2000" ISSUES

    The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions worldwide. Failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

    The Company's financial information systems include an SAP system recently implemented in the United States and Japan and an Oracle system in Europe that will be upgraded to the most recent version in the first quarter of fiscal 1998. These systems are believed to be "Year 2000" compliant. The Company is analyzing its remaining computer systems to identify any potential "Year 2000" issues and will take appropriate corrective action based on the results of such analysis. Management has not yet determined the cost related to achieving "Year 2000" compliance.

    In addition, the "Year 2000" issue could affect the products that the Company sells. The Company believes that the current versions of its products are "Year 2000" compliant. The Company's products are subject to ongoing analysis and review.

                              FINANCIAL CONDITION

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

                                            1997       CHANGE       1996       CHANGE       1995
                                          ---------  -----------  ---------  -----------  ---------
Cash, cash equivalents, and short-term
  investments...........................  $   503.0         (11)% $   564.1           9%  $   516.0

    The Company's cash, cash equivalents, and short-term investments decreased in 1997 from 1996 primarily as a result of cash expended for the Company's stock repurchase program. These expenditures were partially offset by cash generated from operations.

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

NONCURRENT LIABILITIES AND STOCKHOLDERS' EQUITY

                                            1997       CHANGE       1996       CHANGE       1995
                                          ---------  -----------  ---------  -----------  ---------
Noncurrent liabilities and stockholders'
  equity................................  $   715.4          (8)% $   781.7          12%  $   698.4

    Included above is stockholders' equity, and at November 29, 1996, deferred income taxes of $3.8 million related to unrealized gains and losses on equity investments, and obligations for put warrants of $71.3 million. The Company has no long-term debt. Stockholders' equity as of November 28, 1997 was $715.4 million, compared to $706.5 million as of November 29, 1996 and $698.4 million as of December 1, 1995. The year-to-year increases in stockholders' equity include issuances of common stock under the Company's stock option and employee stock purchase plans and, in 1997, the reclassification of the put warrant obligation back to stockholders' equity. In 1997 and 1996, the increase in stockholders' equity was substantially offset by the repurchase of stock.

    In September 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 15,000,000 shares of the Company's stock over the next two years. Under this program, as well as under previously authorized programs, the Company repurchased 6,150,656 shares and 3,321,500 shares in 1997 and 1996, respectively. The Company may continue to directly repurchase common shares and arrange options to purchase common shares, depending on market conditions and the Company's cash requirements.

    The Company has paid cash dividends on its common stock each quarter since the second quarter of 1988. During 1997, the Company paid cash dividends of $0.20 per common share. In addition, during 1997, the Company distributed its holdings in Netscape Communications Corporation and Siebel Systems, Inc. to the Company's stockholders as a dividend-in-kind. The declaration of future dividends, whether in cash or in-kind, is within the discretion of the Company's Board of Directors and will depend upon business conditions, the Company's results of operations and financial condition, and other factors.

WORKING CAPITAL

                                            1997       CHANGE       1996       CHANGE       1995
                                          ---------  -----------  ---------  -----------  ---------
Working capital.........................  $   454.3         (10)% $   506.1      --       $   506.5

    The decrease in working capital in fiscal 1997 from 1996 is primarily due to lower cash and short-term investment balances as a result of the Company's stock repurchase program. Cash flow provided by operations during fiscal 1997 was $208.6 million compared to $198.1 million in fiscal 1996.

    Expenditures for property and equipment in 1997 totaled $33.9 million. Such expenditures are expected to continue, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff. In the future, additional cash may be used to acquire software products or technologies complementary to the Company's business. Net cash used by financing activities during 1997 was $219.2 million, or $117.7 million greater than in fiscal 1996, primarily resulting from the repurchase of common stock and payment of cash dividends partially offset by issuance of common stock under employee stock plans.

    The Company believes that existing cash, cash equivalents, and short-term investments, together with cash generated from operations, will provide sufficient funds for the Company to meet its operating cash requirements in the foreseeable future.

DERIVATIVES AND FINANCIAL INSTRUMENTS
  (ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

    FOREIGN CURRENCY HEDGING INSTRUMENTS

    The Company transacts business in various foreign currencies, primarily in certain European countries and Japan. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to yen denominated sales in Japan and local currency denominated operating expenses in Europe, where the Company sells primarily in U.S. dollars.

    The Company's Japanese operating expenses are in yen, which mitigates the exposure related to yen denominated sales in Japan. In addition, the Company hedges firmly committed transactions using primarily forward contracts with maturities of less than three months. At November 28, 1997, the Company held $1.9 million of aggregate foreign currency forward exchange contracts for the sale of Japanese yen, all of which expire at various times through February 25, 1998. The unrealized gains and losses associated with these contracts are not material.

    The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. Gains and losses associated with the mark-to-market of outstanding foreign exchange forward contracts that are designated and effective as hedges of existing transactions, for which a firm commitment has been attained, are recognized in income in the current period. Corresponding gains and losses on the foreign currency denominated transactions being hedged are recognized in income in that same period. In this manner, the gains and losses on foreign currency denominated transactions will be offset by the gains and losses on the foreign currency contracts. The Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows as a result of these instruments.

    The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

    The Company currently does not use financial instruments to hedge local currency denominated operating expenses in Europe. Instead, the Company believes that a natural hedge exists, in that local currency revenue from product upgrades substantially offsets the local currency denominated operating expenses. The Company assesses the need to utilize financial instruments to hedge European currency exposure on an ongoing basis.

    The Company regularly reviews its hedging program and may as part of this review determine at any time to change its hedging program.

    FIXED INCOME INVESTMENTS

    At November 28, 1997, the Company had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $523.9 million. These securities are subject to interest rate fluctuations. An increase in interest rates could affect the market value of the Company's fixed income securities.

    A sensitivity analysis was performed on the Company's investment portfolio as of November 28, 1997. This sensitivity analysis is based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, plus 100, or plus 150 basis points over a 12-month time horizon. The market value changes for a 50, 100, or 150 basis point increase in short-term treasury security yields were not material due to the limited duration of the Company's portfolio.

    The Company does not use derivative financial instruments in its investment portfolio to manage interest rate risk. The Company does, however, limit its exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for its fixed income portfolios. At the present time, the maximum duration of all portfolios is limited to 2.3 years. The guidelines also establish credit quality standards, limits on exposure to one issue, issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria established in the Company's guidelines, the exposure to market and credit risk is not expected to be material.

    PUT WARRANTS AND CALL OPTIONS

    To facilitate the Company's stock repurchase program, the Company sold put warrants in a series of private placements in 1997 and 1996. Each warrant entitled the holder to sell one share of Adobe's common stock to the Company at a specified price. Approximately 4.6 million and
4.5 million put warrants were written in 1997 and 1996, respectively. At November 28, 1997, approximately 2.9 million put warrants were outstanding that expire on various dates through May 1998 that have exercise prices ranging from $37.07 to $47.98 per share, with an average exercise price of $43.09 per share. In addition, in 1997 and 1996, the Company purchased call options from an independent third party that entitled the Company to buy 2.3 million and 4.5 million shares, respectively, of its common stock. At November 28, 1997, approximately 0.5 million call options were outstanding that expire on various dates through April 1998 and have exercise prices ranging from $37.32 to $46.86 per share, with an average exercise price of $41.32 per share. Under these arrangements, the Company, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and the market value at the date of exercise.

COMMITMENTS

    The Company's principal commitments as of November 28, 1997 consisted of obligations under operating leases, a real estate development agreement, and various service agreements with a related party.

    During 1994, the Company entered into a real estate development agreement and an operating lease agreement in connection with the construction of an office facility. In August 1996, the construction was completed and the operating lease commenced. The Company will have the option to purchase the facility at the end of the lease term, in October 2001. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $57.3 million. During the construction period, the Company was required to pledge certain interest-bearing instruments to the lessor as collateral to secure the performance of its obligations under the lease. As of November 28, 1997, the Company's deposits under this agreement totaled approximately $66.7 million in United States government treasury notes and money market mutual funds. These deposits are included in "Other assets" in the Consolidated Balance Sheets.

    In 1996, the Company exercised its option under the development agreement to begin a second phase of development for an additional office facility. In August 1996, the Company entered into a construction agreement and an operating lease agreement for this facility. The operating lease will commence on completion of construction in 1998. The Company will have the option to purchase the facility at the end of the lease term (five years after occupancy). In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $64.3 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor as an interest-bearing security deposit to secure the performance of its obligations under the lease. During 1997, the Company deposited approximately $33.0 million and as of November 28, 1997, the Company's deposits under this agreement totaled approximately $36.3 million. These deposits are included in "Other assets" in the Consolidated Balance Sheets.

    At November 28, 1997, the Company held a 13% equity interest in McQueen International Limited ("McQueen") and accounted for the investment using the cost method. During 1994, the Company entered into various agreements with McQueen, whereby the Company contracted with McQueen to perform product localization and technical support functions and to provide printing, assembly, and warehousing services. Effective December 31, 1997, McQueen was acquired by Sykes Enterprises, Incorporated ("Sykes"), a publicly traded company. In connection with the acquisition, the Company exchanged its shares of McQueen for 486,676 shares of Sykes' restricted common stock and will record a gain on the exchange of $6.7 million in fiscal 1998. The Company's equity interest in Sykes is less than 2%. The Company expects that McQueen will continue to provide services to the Company for the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              FINANCIAL STATEMENTS

    The Company's financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.(a)1. for a listing of financial statements provided in the section titled "FINANCIAL STATEMENTS".

                               SUPPLEMENTARY DATA

    THE FOLLOWING TABLES (PRESENTED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) SET FORTH QUARTERLY SUPPLEMENTARY DATA FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED NOVEMBER 28, 1997.

                                                                                  1997
                                                       ----------------------------------------------------------
                                                                       QUARTER ENDED                      YEAR
                                                       ----------------------------------------------    ENDED
                                                        FEB. 28      MAY 30     AUG. 29     NOV. 28     NOV. 28
                                                       ----------  ----------  ----------  ----------  ----------
Revenue..............................................  $  226,459  $  228,264  $  230,039  $  227,132  $  911,894
Gross profit.........................................     192,170     195,606     197,350     200,497     785,623
Income before income taxes...........................      73,167      63,204      85,528      74,191     296,090
Net income...........................................      46,484      40,106      53,428      46,819     186,837
Net income per share.................................        0.63        0.54        0.72        0.64        2.52
Shares used in computing net income
  per share..........................................      73,939      74,416      74,528      73,646      74,132

                                                                                  1996
                                                       ----------------------------------------------------------
                                                                       QUARTER ENDED                      YEAR
                                                       ----------------------------------------------    ENDED
                                                         MAR. 1      MAY 31     AUG. 30     NOV. 29     NOV. 29
                                                       ----------  ----------  ----------  ----------  ----------
Revenue..............................................  $  193,642  $  204,337  $  180,909  $  207,675  $  786,563
Gross profit.........................................     158,434     168,259     147,292     171,431     645,416
Income before income taxes...........................      53,861      39,787      48,686     102,490     244,824
Net income...........................................      33,663      22,009      29,847      67,758     153,277
Net income per share.................................        0.44        0.29        0.40        0.92        2.04
Shares used in computing net income
  per share..........................................      76,394      75,638      74,309      73,913      75,064

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no disagreements on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure to be reported under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   DIRECTORS

    Information with respect to Directors may be found in the section captioned "Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 8, 1998. Such information is incorporated herein by reference.

                               EXECUTIVE OFFICERS

    Information with respect to executive officers may be found in Item 1. Business.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to this item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 8, 1998. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 8, 1998. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

   1.      Financial statements

           -
                      Management's Report

           -
                      Independent Auditors' Report

           -
                      Consolidated Balance Sheets
                      November 28, 1997 and November 29, 1996

           -
                      Consolidated Statements of Income
                      Years Ended November 28, 1997, November 29, 1996, and December 1, 1995

           -
                      Consolidated Statements of Stockholders' Equity
                      Years Ended November 28, 1997, November 29, 1996, and December 1, 1995

           -
                      Consolidated Statements of Cash Flows
                      Years Ended November 28, 1997, November 29, 1996, and December 1, 1995

           -
                      Notes to Consolidated Financial Statements

   2.      Financial statement schedule

           -
                      Schedule II--Valuation and Qualifying Accounts

   3.      Exhibits

(a) Index to Exhibits

                                                                          INCORPORATED BY REFERENCE
EXHIBIT                                                                -------------------------------    FILED
NUMBER                        EXHIBIT DESCRIPTION                        FORM       DATE      NUMBER    HEREWITH
---------  ----------------------------------------------------------  ---------  ---------  ---------  ---------
2.1        Agreement and Plan of Merger effective 5/30/97 (by virtue        10-Q   05/30/97  2.1
           of a reincorporation), by and between Adobe Systems
           Incorporated, a California Corporation and Adobe Systems
           (Delaware) Incorporated, a Delaware corporation.
3.1        The Registrant's (as successor in-interest to Adobe              10-Q   05/30/97  3.1
           Systems (Delaware) Incorporated by virtue of a
           reincorporation effective 5/30/97) Certificate of
           Incorporation, as filed with the Secretary of State of the
           State of Delaware on 5/9/97.
3.2.10     Amended and Restated Bylaws as currently in effect.                                              X
3.3        Certificate of Designation of the Series A Preferred Stock                                       X
4.1        Second Amended and Restated Rights Agreement between the          8-K   08/29/97  4
           Company and Harris Trust Company of California
10.1.6     1984 Stock Option Plan, as amended*                              10-Q   07/02/93  10.1.6
10.1.7     1994 Stock Option Plan*                                          10-Q   05/27/94  10.1.7

                                                                          INCORPORATED BY REFERENCE
EXHIBIT                                                                -------------------------------    FILED
NUMBER                        EXHIBIT DESCRIPTION                        FORM       DATE      NUMBER    HEREWITH
---------  ----------------------------------------------------------  ---------  ---------  ---------  ---------
10.17.1    License Agreement Restatement between the Company and            10-K   11/30/88  10.17.1
           Apple Computer, Inc., dated April 1, 1987 (confidential
           treatment granted)
10.17.2    Amendment No. 1 to the License Agreement Restatement             10-K   11/30/90  10.17.2
           between the Company and Apple Computer, Inc., dated
           November 27, 1990 (confidential treatment granted)
10.21.3    Revised Bonus Plan*                                              10-Q   02/28/97  10.21.3
10.24.1    1994 Performance and Restricted Stock Plan*                       S-8   07/27/94  10.1
10.25.0    Form of Indemnity Agreement*                                     10-K   11/30/90  10.17.2
10.25.1    Form of Indemnity Agreement*                                     10-Q   05/30/97  10.25.1
10.32      Sublease of the Land and Lease of the Improvements By and        10-K   11/25/94  10.32
           Between Sumitomo Bank Leasing and Finance Inc. and Adobe
           Systems Incorporated (Phase 1)
10.36      1996 Outside Directors Stock Option Plan*                        10-Q   05/31/96  10.36
10.37      Confidential Resignation Agreement*                              10-Q   05/31/96  10.37
10.38      Sublease of the Land and Lease of the Improvements By and        10-Q   08/30/96  10.38
           Between Sumitomo Bank Leasing and Finance Inc. and Adobe
           Systems Incorporated (Phase 2)
10.39      1997 Employee Stock Purchase Plan, as amended*                    S-8   05/30/97  10.39
10.40      1994 Stock Option Plan Amendment, as amended*                     S-8   05/30/97  10.40
10.41      Amended and Restated Limited Partnership Agreement of            10-Q   05/30/97  10.41
           Adobe Incentive Partners, L.P.*
10.42      Amended and Restated Limited Partnership Agreement of                                            X
           Adobe Incentive Partners, L.P.*
10.43      Resignation Agreement*                                                                           X
10.44      Forms of Retention Agreement*                                                                    X
11         Computation of Earnings Per Common Share                                                         X
21         Subsidiaries of the Registrant                                                                   X
23         Consent of Independent Auditors                                                                  X
27         Financial Data Schedule                                                                          X

------------------------

*Compensatory plan or arrangement

(b)Reports on Form 8-K

    No reports on Form 8-K were filed in the quarter ended November 28, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ADOBE SYSTEMS INCORPORATED

                                By   /s/ P. JACKSON BELL
                                     -----------------------------------------
                                     P. Jackson Bell,
                                     Executive Vice President,
                                     Chief Financial Officer,
                                     Chief Administrative Officer,
                                     and Assistant Secretary
                                     (Principal Financial Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of February, 1998.

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

    /s/ CHARLES M. GESCHKE      Chairman of the Board of
------------------------------    Directors
      Charles M. Geschke          and President

   /s/ WILLIAM R. HAMBRECHT     Director
------------------------------
     William R. Hambrecht

     /s/ ROBERT SEDGEWICK       Director
------------------------------
       Robert Sedgewick

     /s/ DELBERT W. YOCAM       Director
------------------------------
       Delbert W. Yocam

    /s/ WILLIAM J. SPENCER      Director
------------------------------
      William J. Spencer

      /s/ GENE P. CARTER        Director
------------------------------
        Gene P. Carter

     /s/ P. JACKSON BELL        Executive Vice President,
------------------------------    Chief Financial Officer,
       P. Jackson Bell            Chief Administrative
                                  Officer,
                                  and Assistant Secretary
                                  (Principal Financial
                                  Officer)

     /s/ DAVID P. EICHLER       Vice President, Finance
------------------------------    (Principal Accounting
       David P. Eichler           Officer)

                             SUMMARY OF TRADEMARKS

    The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in certain jurisdictions, are referenced in this Form 10-K:

  Adobe
  Acrobat
  After Effects
  Aldus
  Frame
  FrameMaker
  Illustrator
  PageMaker
  PageMill
  PhotoDeluxe
  Photoshop
  PostScript
  Premiere
  PrintGear
  SiteMill
  Type Library

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

                              FINANCIAL STATEMENTS

    As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

FINANCIAL STATEMENT DESCRIPTION                                                                                        PAGE
------------------------------------------------------------------------------------------------------------------     -----
        -  Management's Report....................................................................................          41
        -  Independent Auditors' Report...........................................................................          42
        -  Consolidated Balance Sheets
             November 28, 1997 and November 29, 1996..............................................................          43
        -  Consolidated Statements of Income
             Years Ended November 28, 1997, November 29, 1996, and December 1, 1995...............................          44
        -  Consolidated Statements of Stockholders' Equity
             Years Ended November 28, 1997, November 29, 1996, and December 1, 1995...............................          45
        -  Consolidated Statements of Cash Flows
             Years Ended November 28, 1997, November 29, 1996, and December 1, 1995...............................          48
        -  Notes to Consolidated Financial Statements.............................................................          49

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

                                By:             /s/ P. JACKSON BELL
                                     -----------------------------------------
                                                  P. Jackson Bell
                                             Executive Vice President,
                                              Chief Financial Officer,
                                           Chief Administrative Officer,
                                              and Assistant Secretary
                                           (Principal Financial Officer)

December 16, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Adobe Systems Incorporated:

    We have audited the accompanying consolidated financial statements of Adobe Systems Incorporated and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of November 28, 1997 and November 29, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended November 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP
San Jose, California
December 16, 1997

                           ADOBE SYSTEMS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        NOVEMBER 28   NOVEMBER 29
                                                                                            1997          1996
                                                                                        ------------  ------------
                                               ASSETS
Current assets:
  Cash and cash equivalents...........................................................   $  267,576    $  110,745
  Short-term investments..............................................................      235,380       453,371
  Receivables, net of allowances for doubtful accounts of $3,634 and $5,196,
    respectively......................................................................      130,974       115,823
  Other current assets................................................................       45,016        45,875
                                                                                        ------------  ------------
    Total current assets..............................................................      678,946       725,814
Property and equipment................................................................       80,978        80,231
Deferred income taxes.................................................................       16,999        --
Other assets..........................................................................      163,148       195,348
                                                                                        ------------  ------------
                                                                                         $  940,071    $1,001,393
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade and other payables............................................................   $   57,857    $   43,056
  Accrued expenses....................................................................      102,741        93,919
  Income taxes payable................................................................       48,343        67,210
  Deferred revenue....................................................................       15,706        15,537
                                                                                        ------------  ------------
    Total current liabilities.........................................................      224,647       219,722
                                                                                        ------------  ------------
Deferred income taxes.................................................................       --             3,809
Put warrants..........................................................................       --            71,348

Stockholders' equity:
  Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued............       --            --
  Common stock, $0.0001 par value;
    Authorized: 200,000 shares;
    Issued: 73,941 and 71,476 shares in 1997 and 1996, respectively;
    Outstanding: 68,765 and 71,476 shares in 1997 and 1996, respectively..............            7             7
  Additional paid-in capital..........................................................      291,274       148,595
  Retained earnings...................................................................      663,861       529,546
  Unrealized gains on investments, net................................................        3,590        33,514
  Cumulative translation adjustment...................................................       (4,620)       (5,148)
  Treasury stock, at cost (5,176 shares in 1997)......................................     (238,688)       --
                                                                                        ------------  ------------
    Total stockholders' equity........................................................      715,424       706,514
                                                                                        ------------  ------------
                                                                                         $  940,071    $1,001,393
                                                                                        ------------  ------------
                                                                                        ------------  ------------

          See accompanying Notes to Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        YEARS ENDED
                                                                          ---------------------------------------
                                                                          NOVEMBER 28   NOVEMBER 29   DECEMBER 1
                                                                              1997          1996         1995
                                                                          ------------  ------------  -----------
Revenue:
  Licensing.............................................................   $  196,230    $  196,693    $ 183,437
  Application products..................................................      715,664       589,870      578,902
                                                                          ------------  ------------  -----------
Total revenue...........................................................      911,894       786,563      762,339
Direct costs............................................................      126,271       141,147      130,301
                                                                          ------------  ------------  -----------
Gross profit............................................................      785,623       645,416      632,038
                                                                          ------------  ------------  -----------
Operating expenses:
  Software development costs:
    Research and development............................................      170,862       152,914      138,616
    Amortization of capitalized software development costs..............       --             2,504       11,095
  Sales, marketing, and customer support................................      303,268       254,972      242,713
  General and administrative............................................       75,358        62,034       58,526
  Write-off of acquired in-process research and development.............        5,969        21,251       14,983
  Merger transaction and restructuring costs............................       --             4,955       31,534
  Other nonrecurring items..............................................         (590)       --           --
                                                                          ------------  ------------  -----------
Total operating expenses................................................      554,867       498,630      497,467
                                                                          ------------  ------------  -----------
Operating income........................................................      230,756       146,786      134,571

Nonoperating income:
  Investment gain (loss)................................................       34,290        68,875         (755)
  Interest and other income.............................................       31,044        29,163       30,037
                                                                          ------------  ------------  -----------
Total nonoperating income...............................................       65,334        98,038       29,282
                                                                          ------------  ------------  -----------
Income before income taxes..............................................      296,090       244,824      163,853
Income tax provision....................................................      109,253        91,547       70,368
                                                                          ------------  ------------  -----------
Net income..............................................................   $  186,837    $  153,277    $  93,485
                                                                          ------------  ------------  -----------
                                                                          ------------  ------------  -----------

Net income per share....................................................   $     2.52    $     2.04    $    1.26
                                                                          ------------  ------------  -----------
                                                                          ------------  ------------  -----------

Shares used in computing net income per share...........................       74,132        75,064       74,253
                                                                          ------------  ------------  -----------
                                                                          ------------  ------------  -----------

          See accompanying Notes to Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                    UNREALIZED
                            COMMON STOCK    ADDITIONAL               GAINS ON     CUMULATIVE   TREASURY STOCK
                           --------------    PAID-IN     RETAINED  INVESTMENTS,   TRANSLATION  ---------------
                           SHARES  AMOUNT    CAPITAL     EARNINGS      NET        ADJUSTMENT   SHARES   AMOUNT   TOTAL
                           ------  ------   ----------   --------  ------------   ----------   ------   ------  --------
Balances as of
  November 25, 1994......  69,390   $  7     $204,026    $315,611    $(1,277)      $(4,052)     --      $--     $514,315
Stock issued under
  employee stock and
  stock option plans.....   3,914   --         70,367       --        --             --         --       --       70,367
Tax benefit from employee
  stock option plans.....    --     --         32,445       --        --             --         --       --       32,445
Stock compensation
  expense................    --     --          4,433       --        --             --         --       --        4,433
Adjustment for change in
  Frame Technology
  Corporation fiscal
  year-end...............     (10)  --           (171)     (1,784)    --             --         --       --       (1,955)
Dividends declared.......    --     --         --         (13,177)    --             --         --       --      (13,177)
Subchapter S
  distributions of
  Mastersoft.............    --     --         --          (3,342)    --             --         --       --       (3,342)
Repurchase of common
  stock..................    (460)  --        (17,849)      --        --             --         --       --      (17,849)
Unrealized gains on
  investments, net.......    --     --         --           --        20,108         --         --       --       20,108
Cumulative translation
  adjustment.............    --     --         --           --        --              (413)     --       --         (413)
Net income...............    --     --         --          93,485     --             --         --       --       93,485
                           ------  ------   ----------   --------  ------------   ----------   ------   ------  --------
Balances as of
  December 1, 1995.......  72,834   $  7     $293,251    $390,793    $18,831       $(4,465)     --      $--     $698,417
                           ------  ------   ----------   --------  ------------   ----------   ------   ------  --------
(Continued)

          See accompanying Notes to Consolidated Financial Statements

                           ADOBE SYSTEMS INCORPORATED

                                 (IN THOUSANDS)

                                                                  UNREALIZED
                          COMMON STOCK    ADDITIONAL               GAINS ON     CUMULATIVE   TREASURY STOCK
                         --------------    PAID-IN     RETAINED  INVESTMENTS,   TRANSLATION  ---------------
                         SHARES  AMOUNT    CAPITAL     EARNINGS      NET        ADJUSTMENT   SHARES   AMOUNT   TOTAL
                         ------  ------   ----------   --------  ------------   ----------   ------   ------  --------
Balances as of
  December 1, 1995.....  72,834   $  7     $293,251    $390,793    $18,831       $(4,465)     --      $--     $698,417
Stock issued under
  employee stock and
  stock option plans...   2,032   --         39,870       --        --             --         --       --       39,870
Tax benefit from
  employee stock option
  plans................    --     --         10,828       --        --             --         --       --       10,828
Stock compensation
  expense..............    --     --          2,772       --        --             --         --       --        2,772
Dividends declared.....    --     --         --         (14,524)    --             --         --       --      (14,524)
Repurchase of common
  stock................  (3,390)  --       (126,778)      --        --             --         --       --     (126,778)
Reclassification of put
  warrant
  obligations..........    --     --        (71,348)      --        --             --         --       --      (71,348)
Unrealized gains on
  investments, net.....    --     --         --           --        14,683         --         --       --       14,683
Cumulative translation
  adjustment...........    --     --         --           --        --              (683)     --       --         (683)
Net income.............    --     --         --         153,277     --             --         --       --      153,277
                         ------  ------   ----------   --------  ------------   ----------   ------   ------  --------
Balances as of
  November 29, 1996....  71,476   $  7     $148,595    $529,546    $33,514       $(5,148)     --      $--     $706,514
                         ------  ------   ----------   --------  ------------   ----------   ------   ------  --------
(Continued)

          See accompanying Notes to Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED

                                 (IN THOUSANDS)

                                                                UNREALIZED
                        COMMON STOCK    ADDITIONAL               GAINS ON     CUMULATIVE    TREASURY STOCK
                       --------------    PAID-IN     RETAINED  INVESTMENTS,   TRANSLATION  -----------------
                       SHARES  AMOUNT    CAPITAL     EARNINGS      NET        ADJUSTMENT   SHARES   AMOUNT     TOTAL
                       ------  ------   ----------   --------  ------------   ----------   ------  ---------  --------
Balances as of
  November 29,
  1996...............  71,476   $  7     $148,595    $529,546    $ 33,514      $(5,148)     --     $  --      $706,514
Stock issued under
  employee stock and
  stock option
  plans..............   3,631   --         70,995       --         --            --         --        --        70,995
Tax benefit from
  employee stock
  option plans.......    --     --         29,607       --         --            --         --        --        29,607
Stock compensation
  expense............    --     --          1,329       --         --            --         --        --         1,329
Dividends declared...    --     --         --         (52,522)     --            --         --        --       (52,522)
Repurchase of common
  stock..............  (1,166)  --        (36,956)      --         --            --        (5,176)  (238,688) (275,644)
Proceeds from sale of
  put warrants.......    --     --          6,356       --         --            --         --        --         6,356
Reclassification of
  expired put warrant
  obligations........    --     --         71,348       --         --            --         --        --        71,348
Unrealized gains on
  investments, net...    --     --         --           --        (29,924)       --         --        --       (29,924)
Cumulative
  translation
  adjustment.........    --     --         --           --         --              528      --        --           528
Net income...........    --     --         --         186,837      --            --         --        --       186,837
                       ------  ------   ----------   --------  ------------   ----------   ------  ---------  --------
Balances as of
  November 28,
  1997...............  73,941   $  7     $291,274    $663,861    $  3,590      $(4,620)    (5,176) $(238,688) $715,424
                       ------  ------   ----------   --------  ------------   ----------   ------  ---------  --------
                       ------  ------   ----------   --------  ------------   ----------   ------  ---------  --------

          See accompanying Notes to Consolidated Financial Statements

                           ADOBE SYSTEMS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                     YEARS ENDED
                                                                                       ----------------------------------------
                                                                                       NOVEMBER 28   NOVEMBER 29    DECEMBER 1
                                                                                           1997          1996          1995
                                                                                       ------------  ------------  ------------
Cash flows from operating activities:
  Net income.........................................................................  $    186,837  $    153,277  $     93,485
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization....................................................        59,384        55,621        60,435
    Deferred income taxes............................................................        (4,172)       (9,420)       (7,167)
    Equity in net (income) loss of Adobe Ventures....................................         1,326       (19,001)          755
    Gains on sales of equity securities..............................................       (35,616)      (53,216)      --
    Tax benefit from employee stock option plans.....................................        29,607        10,828        32,445
    Stock compensation expense.......................................................         1,329         2,772         4,433
    Write-off of acquired in-process research and development........................         5,969        21,251        14,983
    Noncash restructuring costs......................................................       --              2,525         4,714
    Changes in operating assets and liabilities:
      Receivables....................................................................       (15,151)        8,556       (24,548)
      Other current assets...........................................................        (2,351)       (1,173)          628
      Trade and other payables.......................................................        14,802         8,534        (7,032)
      Accrued expenses...............................................................        (1,192)      (27,427)        4,996
      Income taxes payable...........................................................       (32,294)       48,768        (4,845)
      Deferred revenue...............................................................           169        (3,781)        4,474
                                                                                       ------------  ------------  ------------
Net cash provided by operating activities............................................       208,647       198,114       177,756
                                                                                       ------------  ------------  ------------
Cash flows from investing activities:
  Purchases of short-term investments................................................    (2,657,302)   (2,363,993)   (2,614,349)
  Maturities and sales of short-term investments.....................................     2,875,294     2,363,793     2,403,631
  Acquisitions of property and equipment.............................................       (33,882)      (45,869)      (34,071)
  Additions to other assets..........................................................       (42,122)      (65,399)      (96,721)
  Acquisitions, net of cash acquired.................................................        (6,121)       (8,027)      (15,158)
  Proceeds from sales of equity securities...........................................        30,993        72,630       --
                                                                                       ------------  ------------  ------------
Net cash provided by (used for) investing activities.................................       166,860       (46,865)     (356,668)
                                                                                       ------------  ------------  ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock and put warrants............................        77,351        39,870        70,367
  Repurchase of common stock.........................................................      (275,644)     (126,778)      (17,849)
  Payment of dividends...............................................................       (20,911)      (14,586)      (12,310)
  Payment of Subchapter S distributions of Mastersoft................................       --            --             (3,342)
                                                                                       ------------  ------------  ------------
Net cash provided by (used for) financing activities.................................      (219,204)     (101,494)       36,866
Effect of foreign currency exchange rates on cash and cash equivalents...............           528         2,497            10
                                                                                       ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents.................................       156,831        52,252      (142,036)
Adjustment for change in acquired company's fiscal year-end..........................       --            --             (3,591)
Cash and cash equivalents at beginning of year.......................................       110,745        58,493       204,120
                                                                                       ------------  ------------  ------------
Cash and cash equivalents at end of year.............................................  $    267,576  $    110,745  $     58,493
                                                                                       ------------  ------------  ------------
                                                                                       ------------  ------------  ------------
Supplemental disclosures:
  Cash paid during the year for income taxes.........................................  $     85,062  $     30,463  $     44,470
                                                                                       ------------  ------------  ------------
                                                                                       ------------  ------------  ------------
  Noncash investing and financing activities:
    Cash dividends declared but not paid.............................................  $      3,558  $      3,582  $      3,645
                                                                                       ------------  ------------  ------------
                                                                                       ------------  ------------  ------------
    Dividends in-kind declared but not distributed...................................  $     10,032  $    --       $    --
                                                                                       ------------  ------------  ------------
                                                                                       ------------  ------------  ------------
    Dividends in-kind distributed....................................................  $     21,603  $    --       $    --
                                                                                       ------------  ------------  ------------
                                                                                       ------------  ------------  ------------
    Issuance of notes for acquisition................................................  $    --       $      9,473  $    --
                                                                                       ------------  ------------  ------------
                                                                                       ------------  ------------  ------------

          See accompanying Notes to Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

    OPERATIONS

    Founded in 1982, Adobe Systems Incorporated ("Adobe" or the "Company") develops, markets, and supports computer software products and technologies that enable users to express and use information across all print and electronic media. The Company licenses its technology to major computer, printing, and publishing suppliers, and markets a line of application software products and type products for authoring and editing visually rich documents. Additionally, the Company markets a line of powerful, easy-to-use products for home and small business users. The Company distributes its products through a network of original equipment manufacturer ("OEM") customers, distributors and dealers, and value-added resellers ("VARs") and systems integrators. The Company has operations in North America, Europe, Japan, and Asia, Pacific, and Latin America.

    FISCAL YEAR

    The Company's fiscal year is a 52/53 week year ending on the Friday closest to November 30.

    BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements include those of Adobe and its subsidiaries, after elimination of all significant intercompany accounts and transactions.

    RECAPITALIZATION

    In May 1997, the Company was reincorporated in the State of Delaware. As part of this reincorporation, each outstanding share of the predecessor California Corporation preferred stock and common stock was converted automatically to one share of the new Delaware Corporation $0.0001 par value preferred stock and common stock. All prior periods presented have been restated to reflect this change.

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

    All of the Company's cash equivalents and short-term investments, and certain noncurrent investments in equity securities, free of trading restrictions or to become free of trading restrictions within one year, are classified as "available-for-sale." These investments are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are reported as a separate component of stockholders' equity. Realized gains and losses upon sale or maturity of these investments are determined using the specific identification method.

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of certain foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholders' equity. Certain other transaction gains or losses, which have not been material, are reported in results of operations.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives (thirty-five years for the building; two to seven years for furniture and equipment) or lease terms (five to nine years for leasehold improvements) of the respective assets.

    OTHER ASSETS

    Purchased technology, goodwill, and certain other intangible assets are stated at cost less accumulated amortization. Amortization is provided on the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Capitalization of computer software development costs, when material, begins upon the establishment of technological feasibility. Such costs are amortized using the greater of the ratio of current product revenue to the total current and anticipated product revenue or the straight-line method over the software's estimated economic life, generally 9 to 36 months. The Company periodically reviews the net realizable value of its intangible assets and adjusts the carrying amount accordingly.

    The Company owns a minority interest in certain technology companies. Such investments are accounted for under the cost method, as the Company does not have significant influence or control over the investee companies. The Company owns a majority interest in two limited partnerships that were established to invest in technology companies. The limited partnership investments are accounted for under the equity method because contractually the partnerships are controlled by the general partner, a third party.

    LONG-LIVED ASSETS

    The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value, as determined by discounted cash flows. The Company assesses the recoverability of enterprise-level goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future results of the acquired operation. The amount of enterprise-level goodwill impairment, if any, is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds.

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EMPLOYEE STOCK PLANS

    The Company accounts for its employee stock plans, which consist of fixed stock option plans, an employee stock purchase plan, and a performance and restricted stock plan, using the intrinsic value method.

    REVENUE RECOGNITION

    Application products revenue is recognized upon shipment. Revenue from distributors is subject to agreements allowing limited rights of return and price protection. The Company provides for estimated future returns at the time the related revenue is recorded.

    Licensing revenue is recognized when the Company's OEM customers ship their products incorporating Adobe's software. Revenue associated with adapting the Company's software products to an OEM customer's hardware products is recognized based on the percentage-of-completion method and is included in licensing revenue.

    Deferred revenue includes customer advances under OEM licensing agreements. Additionally, maintenance revenue for application products is deferred and recognized ratably over the term of the contract, generally 12 months.

    DIRECT COSTS

    Direct costs include direct product, packaging, and shipping costs, as well as royalties, localization costs, and amortization of acquired technologies.

    ADVERTISING COSTS

    Advertising costs are expensed as incurred.

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

    FOREIGN CURRENCY HEDGING INSTRUMENTS

    The Company enters into foreign exchange contracts to hedge its foreign currency risks. Such contracts must be effective at reducing the foreign currency risk associated with the underlying transaction being hedged and must be designated as a hedge at the inception of the contract. The Company, as a matter of policy, does not engage in speculative transactions.

    The Company currently uses forward contracts as hedges of firmly committed transactions. For these contracts, mark-to-market gains and losses are recognized as other income or expense in the current period, generally consistent with the period in which the gain or loss of the underlying transaction is

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recognized. All forward foreign currency contracts currently entered into by the Company have maturities of 90 days or less.

    PUT WARRANTS AND CALL OPTIONS

    The Company utilizes put warrants and call option arrangements to facilitate the repurchase of its common stock. In 1997, the Company can settle, at its option, all outstanding puts and calls with physical delivery or net shares equal to the difference between the exercise price and the market value at the date of exercise. Accordingly, the potential repurchase obligation under these arrangements is included in stockholders' equity. In 1996, the arrangements required physical delivery, and accordingly, the potential buyback obligation was removed from stockholders' equity and recorded as put warrants. Proceeds from the sale of put warrants are recorded in stockholders' equity.

    NET INCOME PER SHARE

    Net income per share is based upon weighted average common and dilutive common equivalent shares outstanding using the treasury stock method. Dilutive common equivalent shares include stock options and restricted stock. The difference between primary and fully diluted net income per share is not significant in all periods presented.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented net income per share, as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable to the currently presented net income per share.

    The Company plans to adopt SFAS No. 128 in its fiscal quarter ending February 27, 1998, and at that time, all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. The Company will be required to implement SFAS No. 130 for its fiscal year 1999.

    Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company is currently evaluating the operating segment information that it will be required to report. The Company will be required to implement SFAS No. 131 for its fiscal year 1999.

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 establishes standards relating to the recognition of all aspects of software revenue. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997 and will require the Company to modify certain aspects of its revenue recognition policies. The Company does not expect the adoption of SOP 97-2 to have a material impact on the Company's consolidated results of operations.

    RECLASSIFICATIONS

    Certain reclassifications were made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

NOTE 2. ACQUISITIONS

    During 1997, 1996, and 1995, the Company acquired seven software companies, in separate transactions, for an aggregate consideration of approximately $45.8 million in cash, notes payable, and the assumption of certain liabilities. These acquisitions were accounted for using the purchase method of accounting and resulted in the write-off of acquired in-process research and development of $6.0 million, $21.3 million, and $15.0 million during fiscal 1997, 1996, and 1995, respectively. The operating results of the acquired companies have been included in the accompanying consolidated financial statements from their dates of acquisition. The operating results of each company acquired are not considered material to the consolidated financial statements of Adobe and, accordingly, pro forma information has not been presented.

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

    All cash equivalents, short-term investments, and certain noncurrent investments consisted of the following:

                                                                              AS OF NOVEMBER 28, 1997
                                                                   ----------------------------------------------
                                                                             UNREALIZED   UNREALIZED   ESTIMATED
                                                                     COST      GAINS        LOSSES     FAIR VALUE
                                                                   --------  ----------   ----------   ----------
Classified as current assets:
  Money market mutual funds......................................  $ 53,051   $ --          $--         $  53,051
  State and municipal bonds and notes............................   394,295       757         (36)        395,016
  Corporate and bank notes.......................................     6,400     --          --              6,400
  Auction-rate securities........................................     2,800     --          --              2,800
  Equity securities..............................................     4,082     5,292       --              9,374
                                                                   --------  ----------     -----      ----------
  Total current..................................................   460,628     6,049         (36)        466,641
                                                                   --------  ----------     -----      ----------
Classified as noncurrent assets:
  Money market mutual funds......................................        46     --          --                 46
  United States government treasury notes........................    66,607         9          (9)         66,607
                                                                   --------  ----------     -----      ----------
  Total noncurrent...............................................    66,653         9          (9)         66,653
                                                                   --------  ----------     -----      ----------
  Total securities...............................................  $527,281   $ 6,058       $ (45)      $ 533,294
                                                                   --------  ----------     -----      ----------
                                                                   --------  ----------     -----      ----------

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS (CONTINUED)

                                                                              AS OF NOVEMBER 29, 1996
                                                                   ----------------------------------------------
                                                                             UNREALIZED   UNREALIZED   ESTIMATED
                                                                     COST      GAINS        LOSSES     FAIR VALUE
                                                                   --------  ----------   ----------   ----------
Classified as current assets:
  Money market mutual funds......................................  $ 39,381   $ --          $--         $  39,381
  United States government treasury notes and agency discount
    notes........................................................    90,617       424        (247)         90,794
  State and municipal bonds and notes............................   358,612     1,894         (36)        360,470
  Corporate and bank notes.......................................    38,598       405         (33)         38,970
  Auction-rate securities........................................    10,000     --          --             10,000
  Asset-backed securities........................................    11,740        91        (110)         11,721
                                                                   --------  ----------     -----      ----------
  Total current..................................................   548,948     2,814        (426)        551,336
                                                                   --------  ----------     -----      ----------
Classified as noncurrent assets:
  Money market mutual funds......................................    15,977     --          --             15,977
  United States government treasury notes........................    50,327     --           (183)         50,144
  Equity securities..............................................     3,882    54,216         (19)         58,079
                                                                   --------  ----------     -----      ----------
  Total noncurrent...............................................    70,186    54,216        (202)        124,200
                                                                   --------  ----------     -----      ----------
  Total securities...............................................  $619,134   $57,030       $(628)      $ 675,536
                                                                   --------  ----------     -----      ----------
                                                                   --------  ----------     -----      ----------

    Approximately $231.2 million and $97.9 million in investments are classified as cash equivalents as of November 28, 1997 and November 29, 1996, respectively, and all noncurrent investments are included in other assets. Unrealized gains (losses) on all securities are reported as a separate component of stockholders' equity, net of taxes of $2.4 million and $23.0 million as of November 28, 1997 and November 29, 1996, respectively. Net realized gains for the years ended November 28, 1997 and November 29, 1996 of $38.4 million and $48.4 million, respectively, are included in nonoperating income.

    As of November 28, 1997, the cost, which approximated fair value, of current debt securities and money market mutual funds with a maturity of one year or less was $257.0 million, and the cost and estimated fair value of current debt securities with maturities ranging from one to five years was $196.7 million and $197.4 million, respectively. Other debt securities include auction-rate securities of $2.8 million. Included in auction-rate securities are Auction Rate Certificate Securities whose stated maturities exceed ten years. However, the Company has the option of adjusting the respective interest rates or liquidating these investments at auction on stated auction dates every 35 days.

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                                    NOVEMBER 28   NOVEMBER 29
                                                                       1997          1996
                                                                    -----------   -----------
Land..............................................................   $    782      $    782
Building..........................................................      4,477         4,615
Equipment.........................................................    141,067       121,044
Furniture and fixtures............................................     21,243        18,126
Leasehold improvements............................................     19,916        13,036
                                                                    -----------   -----------
                                                                      187,485       157,603
Less accumulated depreciation and amortization....................    106,507        77,372
                                                                    -----------   -----------
                                                                     $ 80,978      $ 80,231
                                                                    -----------   -----------
                                                                    -----------   -----------

NOTE 5. OTHER ASSETS

    Other assets consisted of the following:

                                                                    NOVEMBER 28   NOVEMBER 29
                                                                        1997          1996
                                                                    ------------  ------------
Equity investments................................................   $   35,689    $   97,679
Purchased technology and licensing agreements.....................        5,043        32,211
Restricted funds and security deposits............................      102,962        69,443
Intangibles and other assets......................................       45,097        35,470
                                                                    ------------  ------------
                                                                        188,791       234,803
Less accumulated amortization.....................................       25,643        39,455
                                                                    ------------  ------------
                                                                     $  163,148    $  195,348
                                                                    ------------  ------------
                                                                    ------------  ------------

    Included above in equity investments at November 29, 1996, are unrealized gains and losses. The equity investment in Netscape Communications Corporation ("Netscape") was marked-to-market for an unrealized gain of $47.7 million in 1996.

    In 1997, the Company recorded realized gains of $32.8 million related to the disposal of its holdings in Netscape through the distribution of 554,660 Netscape shares to the Company's stockholders as a dividend-in-kind and the sale of its remaining Netscape shares. The Company recorded additional realized gains in 1997 of $4.5 million related to the sale of other equity investments. During 1996, the Company recorded realized gains of approximately $43.6 million and approximately $6.8 million for the sale of a portion of its investment in Netscape and its entire investment in Luminous, respectively.

    Amortization expense related to purchased technology and other intangibles was $26.2 million and $42.8 million in fiscal 1997 and fiscal 1996, respectively.

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 6. ACCRUED EXPENSES

    Accrued expenses consisted of the following:

                                                                    NOVEMBER 28   NOVEMBER 29
                                                                        1997          1996
                                                                    ------------  ------------
Accrued compensation and benefits.................................   $   37,833    $   24,673
Sales and marketing allowances....................................       13,028        13,753
Other.............................................................       51,880        55,493
                                                                    ------------  ------------
                                                                     $  102,741    $   93,919
                                                                    ------------  ------------
                                                                    ------------  ------------

NOTE 7. INCOME TAXES

    Income before income taxes includes net income from foreign operations of approximately $59.3 million, $25.4 million, and $19.2 million for the years ended November 28, 1997, November 29, 1996, and December 1, 1995, respectively.

    The provision for income taxes consisted of the following:

                                                                                        YEARS ENDED
                                                                          ---------------------------------------
                                                                          NOVEMBER 28   NOVEMBER 29   DECEMBER 1
                                                                              1997          1996         1995
                                                                          ------------  ------------  -----------
Current:
  United States federal.................................................   $   42,238    $   65,118    $  21,466
  Foreign...............................................................       29,260        12,290       18,418
  State and local.......................................................       12,320        12,731        5,206
                                                                          ------------  ------------  -----------
Total current...........................................................       83,818        90,139       45,090
                                                                          ------------  ------------  -----------
Deferred:
  United States federal.................................................       (1,721)       (6,825)      (6,305)
  Foreign...............................................................       (2,071)         (780)        (986)
  State and local.......................................................         (380)       (1,815)         124
                                                                          ------------  ------------  -----------
Total deferred..........................................................       (4,172)       (9,420)      (7,167)
                                                                          ------------  ------------  -----------
Charge in lieu of taxes attributable to employee stock plans............       29,607        10,828       32,445
                                                                          ------------  ------------  -----------
                                                                           $  109,253    $   91,547    $  70,368
                                                                          ------------  ------------  -----------
                                                                          ------------  ------------  -----------

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 7. INCOME TAXES (CONTINUED)
    Total income tax expense differs from the expected tax expense (computed by multiplying the United States federal statutory rate of approximately 35 percent for 1997, 1996, and 1995 by income before income taxes) as a result of the following:

                                                                                        YEARS ENDED
                                                                          ---------------------------------------
                                                                          NOVEMBER 28   NOVEMBER 29   DECEMBER 1
                                                                              1997          1996         1995
                                                                          ------------  ------------  -----------
Computed "expected" tax expense.........................................   $  103,632    $   85,689    $  57,349
State tax expense, net of federal benefit...............................       10,301         9,819        6,442
Nondeductible merger costs..............................................       --            --            4,078
Nondeductible write-off of acquired in-process research and
  development...........................................................        1,791         5,310        5,244
Nondeductible goodwill..................................................          825           772        3,689
Tax-exempt income.......................................................       (5,559)       (3,304)      (3,532)
Tax credits.............................................................       (4,604)       (4,912)      (3,904)
Foreign losses, not benefited...........................................       --            --            2,706
Foreign tax rate differential...........................................        1,864        (4,003)       1,130
Other, net..............................................................        1,003         2,176       (2,834)
                                                                          ------------  ------------  -----------
                                                                           $  109,253    $   91,547    $  70,368
                                                                          ------------  ------------  -----------
                                                                          ------------  ------------  -----------

    The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of 1997 and 1996 are presented below:

                                                                                        NOVEMBER 28   NOVEMBER 29
                                                                                            1997          1996
                                                                                        ------------  ------------
Deferred tax assets:
  Acquired technology.................................................................   $   12,720    $   12,037
  Reserves and deferred revenue.......................................................       25,511        24,615
  Depreciation and amortization.......................................................        3,558         7,662
  Net operating loss carryforwards....................................................        3,260         4,278
  Tax credits and other carryforwards.................................................       --             1,614
  Other...............................................................................        5,652         5,800
                                                                                        ------------  ------------
    Total gross deferred tax assets...................................................       50,701        56,006
    Deferred tax asset valuation allowance............................................       (3,643)       (5,950)
                                                                                        ------------  ------------
    Total deferred tax assets.........................................................       47,058        50,056
                                                                                        ------------  ------------
Deferred tax liabilities:
  Investments.........................................................................       (2,423)      (22,888)
  Other...............................................................................       (1,812)       (1,943)
                                                                                        ------------  ------------
    Total deferred tax liabilities....................................................       (4,235)      (24,831)
                                                                                        ------------  ------------
Net deferred tax assets...............................................................   $   42,823    $   25,225
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    The Company provides United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States. As of November 28, 1997, the cumulative amount of earnings upon which United States income taxes have not been

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 7. INCOME TAXES (CONTINUED)
provided are approximately $32.7 million. The unrecognized deferred tax liability for these earnings is approximately $4.0 million.

    As of November 28, 1997, the Company has foreign operating loss carryovers in various jurisdictions of approximately $3.1 million with various expiration dates. For financial reporting purposes, a valuation allowance has been established to fully offset the deferred tax assets related to foreign operating losses due to uncertainties in utilizing these losses. A valuation allowance has also been established for certain deductions related to investments. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

    The Company's federal tax returns have been examined by the Internal Revenue Service for all years through 1993. The Internal Revenue Service has proposed assessments that the Company is contesting in Tax Court. Management believes that any related adjustments that might be required will not have a material effect on the Company's financial position or results of operations.

NOTE 8. BENEFIT PLANS

    PRETAX SAVINGS PLAN

    In 1987, the Company adopted an Employee Investment Plan, qualified under
Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all of the Company's United States employees. Under the plan, eligible employees may contribute up to 18% of their pretax salary, subject to certain limitations. The Company matches approximately 25% of employee contributions and contributed approximately $1.8 million, $1.6 million, and $1.2 million in 1997, 1996, and 1995, respectively. Matching contributions can be terminated at the Company's discretion.

    ADOBE INCENTIVE PARTNERS

    In March 1997, as part of its venture investing program, the Company established an internal limited partnership, Adobe Incentive Partners L.P. ("AIP"), which allows certain of the Company's executive officers to participate in cash or stock distributions from Adobe's venture investments. Adobe is both the general partner and a limited partner. Other limited partners are executive officers of the Company who are involved in Adobe's venture investing activities and whose participation is deemed critical to the success of the program.

    Adobe's Class A senior limited partnership interest includes both a liquidation preference and a preference in recovery of the cost basis of each specific investment. The executives' Class B junior limited partnership interest qualifies for partnership distributions only after: (a) Adobe has fully recovered the cost basis of its investment in the specific investee company for which a distribution is made; and (b) the participating executive has vested in his or her distribution rights. The distribution rights generally vest on a monthly basis over three years, such that the rights are 25% vested after one year, 50% vested after two years, and fully vested at the end of three years. The limited partnership investments are restricted to investments in companies that are private at the time of the establishment of AIP or when the investment is made, whichever is later. Partnership interests may be allocated to designated officers only while the investee company is still private. Class B interests may not exceed a maximum of 20% of the venture investments included in AIP.

    Assets held by AIP include Adobe's entire interests in Adobe Ventures L.P. and Adobe Ventures II L.P. and equity securities of privately held companies. At November 28, 1997, the cost basis of all

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 8. BENEFIT PLANS (CONTINUED)
investments included in AIP was approximately $34.8 million. No distributions were made to the participating officers in fiscal 1997, and expense related to AIP in fiscal 1997 was immaterial. At November 28, 1997, the minority interest held by the participating officers was immaterial and is included in accrued expenses on the balance sheet.

NOTE 9. EMPLOYEE STOCK PLANS

    STOCK OPTION PLANS

    As of November 28, 1997, the Company has reserved 29,200,000 shares of common stock for issuance under its employee stock option plan. The employee stock option plan provides for the granting of stock options to employees and officers at the fair market value of the Company's common stock at the grant date. Options generally vest 25% after the first year and ratably thereafter such that 50% and 100% are vested after the second and third year, respectively. The option terms range from five to ten years.

    The Company has reserved, as of November 28, 1997, 500,000 shares of common stock for issuance under its Outside Directors Stock Option Plan, which provides for the granting of nonqualified stock options to nonemployee directors. Option grants are limited to 10,000 shares per person in each fiscal year, except for a new nonemployee director, who may be granted 15,000 shares upon election as a director. All options are immediately exercisable within a ten-year term. Any exercised, unvested option shares are subject to repurchase by the Company at the original purchase price upon termination of the director's service. Options generally vest over three years: 25% in each of the first two years and 50% in the third year.

    On March 22, 1996, the Company offered its employees a stock option repricing program that allowed the employees to exchange on a two-for-three share basis any options priced above the March 29, 1996 closing price of Adobe stock, which was $32.25. As a result, approximately 1,252,000 options were surrendered by eligible employees for approximately 834,000 repriced options. The repriced options were not exercisable until November 1, 1996.

    Stock option activity for 1997, 1996, and 1995 is presented below:

                                                                                   YEARS ENDED
                                                  ------------------------------------------------------------------------------
                                                        NOVEMBER 28                NOVEMBER 29                DECEMBER 1
                                                            1997                      1996                       1995
                                                  ------------------------  -------------------------  -------------------------

                                                                WEIGHTED                   WEIGHTED                   WEIGHTED
                                                                 AVERAGE                    AVERAGE                    AVERAGE
                                                    NUMBER      EXERCISE       NUMBER      EXERCISE       NUMBER      EXERCISE
                                                   OF SHARES      PRICE      OF SHARES       PRICE      OF SHARES       PRICE
                                                  -----------  -----------  ------------  -----------  ------------  -----------
Outstanding, beginning of year..................    9,297,188   $   25.68     10,125,792   $   26.30     11,173,336   $   19.61
Granted.........................................    2,452,117   $   40.85      2,670,673   $   33.53      2,391,568   $   47.72
Exercised.......................................   (3,063,778)  $   20.29     (1,470,762)  $   17.37     (3,008,917)  $   19.04
Canceled........................................     (539,292)  $   33.75     (2,028,515)  $   45.15       (430,195)  $   26.57
                                                  -----------               ------------               ------------
Outstanding, end of year........................    8,146,235   $   31.74      9,297,188   $   25.68     10,125,792   $   26.30
                                                  -----------               ------------               ------------
                                                  -----------               ------------               ------------
Exercisable, end of year........................    4,562,954   $   26.50      6,057,500   $   21.63      5,783,226   $   18.71
                                                  -----------               ------------               ------------
                                                  -----------               ------------               ------------
Weighted-average fair value of options granted
  during the year...............................                $   15.68                  $   12.91

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 9. EMPLOYEE STOCK PLANS (CONTINUED)
    Information regarding the stock options outstanding at November 28, 1997 is summarized below.

                                                               OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                                      -------------------------------------  -----------------------
                                                                    WEIGHTED
                                                                     AVERAGE     WEIGHTED                 WEIGHTED
                                                                    REMAINING     AVERAGE                  AVERAGE
                                                        SHARES     CONTRACTUAL   EXERCISE      SHARES     EXERCISE
RANGE OF EXERCISE PRICES                              OUTSTANDING     LIFE         PRICE     EXERCISABLE    PRICE
----------------------------------------------------  -----------  -----------  -----------  ----------  -----------
$ 3.45--$ 9.45......................................     480,163   1.67 years    $    8.64      477,979   $    8.67
$10.13--$19.63......................................     538,026   4.38 years    $   14.79      536,576   $   14.78
$20.00--$29.88......................................   1,927,381   5.18 years    $   25.15    1,883,067   $   25.13
$30.00--$39.88......................................   3,131,671   8.13 years    $   34.21    1,145,311   $   32.97
$40.38--$49.81......................................   1,724,524   8.72 years    $   42.44      313,080   $   42.15
$50.75--$67.00......................................     344,470   7.57 years    $   51.20      206,941   $   51.14
                                                      -----------                            ----------
$ 3.45--$67.00......................................   8,146,235   6.91 years    $   31.74    4,562,954   $   26.50
                                                      -----------                            ----------
                                                      -----------                            ----------

    PERFORMANCE AND RESTRICTED STOCK PLAN

    The Performance and Restricted Stock Plan ("the Plan") provides for the granting of restricted stock and/or performance units to officers and key employees. As of November 28, 1997, the Company had reserved 1,500,000 shares of its common stock for issuance under this plan. Restricted shares issued under this plan generally vest annually over three years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights. As of November 28, 1997, 110,511 shares were outstanding and not yet vested.

    In fiscal 1997, the Company granted 129,550 shares of restricted stock with a weighted-average fair value of $39.04, and in fiscal 1996, the Company granted 26,750 shares of restricted stock with a weighted-average fair value of $37.71.

    Performance units issued under this plan entitle the recipient to receive, at the discretion of the Company, shares or cash upon completion of the performance period subject to attaining identified performance goals. Performance units are generally earned over a three-year period, and shares earned are issued at the end of the three-year period. The ultimate value of the performance units is dependent upon the Company's revenue and operating margin growth (as defined by the Plan) during the three-year performance period adjusted by a factor determined in 1997 by comparing the Company's return on equity to the return on equity of a group of comparable companies. In 1996 and 1995, the factor was determined by comparing the growth in the Company's stock price to an index of comparable stocks. The projected value of these units is accrued by the Company and charged to expense over the three-year performance period. As of November 28, 1997, November 29, 1996, and December 1, 1995, performance units for 170,874; 94,745; and 75,420 shares were outstanding, respectively, and $(2.1) million, $(0.2) million and $2.5 million was charged (credited) to expense in 1997, 1996, and 1995, respectively. In fiscal 1997 and 1996, performance units were granted for 156,500 and 48,965 shares, respectively, and the weighted-average fair value of the shares were $39.04 and $64.03, respectively.

    EMPLOYEE STOCK PURCHASE PLAN

    The Company's Employee Stock Purchase Plan allows eligible employee participants to purchase shares of the Company's common stock at a discount through payroll deductions. The plan consists of two-

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 9. EMPLOYEE STOCK PLANS (CONTINUED) year offering periods with four six-month purchase periods in each offering period. Employees purchase shares at 85% of the market value at either the beginning of the offering period or the end of the purchase period, whichever price is lower. As of November 28, 1997, the Company had reserved 7,000,000 shares of its common stock for issuance under this plan and 3,383,780 shares remain available for future issuance.

    The weighted-average fair value of the purchase rights granted in fiscal 1997 and 1996 was $16.36 and $14.01, respectively.

    PRO FORMA FAIR VALUE DISCLOSURES

    The Company accounts for its employee stock plans, consisting of fixed stock option plans, an employee stock purchase plan, and a performance and restricted stock plan, using the intrinsic value method. The table below sets forth the pro forma amounts of net income and net income per share that would have resulted if the Company accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                                           YEARS ENDED
                                                                    --------------------------
                                                                    NOVEMBER 28   NOVEMBER 29
                                                                        1997          1996
                                                                    ------------  ------------
Net income:
  As reported.....................................................   $  186,837    $  153,277
  Pro forma.......................................................   $  161,790    $  144,368
Net income per share:
  As reported.....................................................   $     2.52    $     2.04
  Pro forma.......................................................   $     2.21    $     1.92

    For purposes of computing pro forma net income, the fair value of each option grant, restricted stock grant, and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below:

                                                                        YEARS ENDED
                                                               ------------------------------
                                                                NOVEMBER 28     NOVEMBER 29
                                                                    1997            1996
                                                               --------------  --------------
Expected life of options.....................................     3 years         3 years
Expected life of restricted stock............................     3 years         3 years
Expected life of purchase rights.............................    1.25 years      1.25 years
Volatility...................................................       50%             50%
Risk-free interest rate......................................   5.01--6.60%     5.54--6.66%
Dividend yield...............................................       0.5%            0.5%

    Options and restricted stock grants vest over several years, and new option and restricted stock grants are generally made each year. Because of this and because the provisions of SFAS No. 123 are effective only for fiscal years 1996 and 1997, the pro forma amounts shown above may not be representative of the pro forma effect on reported net income in future years.

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10. STOCKHOLDERS' EQUITY

    STOCKHOLDER RIGHTS PLAN

    The Company's Stockholder Rights Plan is intended to protect stockholders from unfair or coercive takeover practices. In accordance with this plan, the Board of Directors declared a dividend distribution of one common stock purchase right on each outstanding share of its common stock held as of July 24, 1990, and on each share of common stock issued by the Company thereafter. Each right entitles the registered holder to purchase from the Company a share of common stock at $115. The rights become exercisable in certain circumstances including upon an entity acquiring or announcing the intention to acquire beneficial ownership of 20 percent or more of the Company's common stock without the approval of the Board of Directors or upon the Company being acquired by any person in a merger or business combination transaction. The rights are redeemable by the Company prior to exercise at $0.01 per right and expire on July 24, 2000.

    STOCK REPURCHASE PROGRAM

    In September 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 15,000,000 shares of the Company's stock over the next two years. The Company purchased 6,342,395 shares and 3,390,240 shares of its common stock in 1997 and 1996, respectively, at a cost of $275.6 million and $126.8 million, respectively, under its stock repurchase programs as well as through employee stock option exercise transactions. Prior to the Company's reincorporation in the State of Delaware in May 1997, the shares purchased were returned to the status of authorized and unissued as required by California law. The 5,175,851 shares purchased at a cost of $238.7 million subsequent to the Company's reincorporation are presented as treasury stock in the Stockholders' Equity section of the balance sheet.

    PUT WARRANTS

    To facilitate the Company's stock repurchase programs, the Company sold put warrants in a series of private placements in 1997 and 1996. Each warrant entitled the holder to sell one share of Adobe's common stock to the Company at a specified price. Approximately 4.6 million and 4.5 million put warrants were written in 1997 and 1996, respectively. At November 28, 1997, approximately 2.9 million put warrants were outstanding that expire on various dates through May 1998 and have exercise prices ranging from $37.07 to $47.98 per share, with an average exercise price of $43.09 per share. In addition, in 1997 and 1996, the Company purchased call options from an independent third party that entitled the Company to buy 2.3 million and 4.5 million shares, respectively, of its common stock. At November 28, 1997, approximately 0.5 million call options were outstanding that expire on various dates through April 1998 and have exercise prices ranging from $37.32 to $46.86 per share, with an average exercise price of $41.32 per share.

    As part of the Company's current stock repurchase programs, the Company may, from time to time, enter into additional put warrant and call option arrangements. Under these arrangements, the Company, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and market value at the date of exercise. Accordingly, the arrangements do not require the reclassification of the obligation under put warrants from equity, and no such reclassification of the Company's obligation at November 28, 1997 has been made. Such arrangements were not in place at November 29, 1996, and therefore, the Company's potential buyback obligation of $71.3 million as of

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10. STOCKHOLDERS' EQUITY (CONTINUED)
November 29, 1996 was removed from stockholders' equity and recorded as put warrants. In the future, the Company may consider other methods to acquire the Company's stock including direct purchases, open market purchases, accelerated stock purchase programs, and other potential methods.

    VENTURE STOCK DIVIDEND PROGRAM

    In March 1997, the Company established the venture stock dividend program under which the Company may, from time to time, distribute as a dividend-in-kind shares of its equity holdings in investee companies to Adobe stockholders. In 1997, the Company dividended one share of Netscape common stock for each 100 shares of Adobe common stock held by stockholders of record on July 31, 1997. An equivalent cash dividend was paid for holdings of less than 2,500 Adobe shares and for fractional Netscape shares. Also on December 1, 1997, the Company dividended one share of Siebel common stock for each 300 shares of Adobe common stock held by stockholders of record on October 31, 1997. An equivalent cash dividend was paid for holdings of less than 7,500 Adobe shares and for fractional Siebel shares. The declaration of future dividends under this program is within the discretion of the Board of Directors of the Company and will depend upon business conditions, the Company's results of operations and financial condition, and other factors.

NOTE 11. COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS

    The Company has operating leases for its corporate headquarters, field sales offices, and certain office equipment that expire at various dates through 2015. Rent expense for these leases aggregated $17.8 million, $18.3 million, and $21.0 million during 1997, 1996, and 1995, respectively. As of November 28, 1997, future minimum lease payments under noncancelable operating leases are as follows: 1998 - $17.9 million; 1999 -$12.8 million; 2000--$9.3 million;
2001--$7.8 million; 2002--$3.0 million and $13.2 million, thereafter.

    REAL ESTATE DEVELOPMENT AGREEMENT

    During 1994, the Company entered into a real estate development agreement and an operating lease agreement in connection with the construction of an office facility. In August 1996, the construction was completed, and the operating lease commenced. The Company will have the option to purchase the facility at the end of the lease term in October 2001. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $57.3 million. During the construction period, the Company was required to pledge certain interest-bearing instruments to the lessor as collateral to secure the performance of its obligations under the lease. As of November 28, 1997, the Company's deposits under this agreement totaled approximately $66.7 million in United States government treasury notes and money market mutual funds. These deposits are included in "Other assets" in the Consolidated Balance Sheets.

    In 1996, the Company exercised its option under the development agreement to begin a second phase of development for an additional office facility. In August 1996, the Company entered into a construction

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 11. COMMITMENTS AND CONTINGENCIES (CONTINUED) agreement and an operating lease agreement for this facility. The operating lease will commence on completion of construction in 1998. The Company will have the option to purchase the facility at the end of the lease term (five years after occupancy). In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $64.3 million. The Company also is required, periodically during the construction period, to deposit funds with the lessor as an interest-bearing security deposit to secure the performance of its obligations under the lease. During 1997, the Company deposited approximately $33.0 million, and as of November 28, 1997, the Company's deposits under this agreement totaled approximately $36.3 million. These deposits are included in "Other assets" in the Consolidated Balance Sheets.

    ROYALTIES

    The Company has certain royalty commitments associated with the shipment and licensing of certain products. While royalty expense is generally based on a dollar amount per unit shipped, ranging from $0.25 to $312, certain royalties are based on a percentage, ranging from 0.03% to 12%, of the underlying revenue. Royalty expense was approximately $25.0 million, $19.8 million, and $23.1 million in 1997, 1996, and 1995, respectively.

    LEGAL ACTIONS

    The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operations.

NOTE 12. TRANSACTIONS WITH AFFILIATE

    At November 28, 1997, the Company held a 13% equity interest in McQueen International Limited ("McQueen") and accounts for the investment using the cost method. During 1994, the Company entered into various agreements with McQueen, whereby the Company contracted with McQueen to perform product localization and technical support functions and to provide printing, assembly, and warehousing services. Adobe makes minimum annual payments to McQueen for certain services which amounted to $5.2 million and $4.8 million in 1997 and 1996, respectively, and will be approximately $1.4 million in 1998. Purchases from McQueen amounted to $35.0 million, $34.3 million, and $23.6 million during 1997, 1996, and 1995, respectively.

    Effective December 31, 1997, McQueen was acquired by Sykes Enterprises, Incorporated ("Sykes"), a publicly traded company. In connection with the acquisition, the Company exchanged its shares of McQueen for 486,676 shares of Sykes' restricted common stock and will record a gain on the exchange of $6.7 million in fiscal 1998. The Company's equity interest in Sykes is less than 2%.

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 13. FINANCIAL INSTRUMENTS

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's cash equivalents, short-term investments, restricted funds, and marketable equity securities are carried at fair value, based on quoted market prices for these or similar investments. (See Note 3.)

    The Company's majority interest in Adobe Ventures L.P. and Adobe Ventures II L.P. is carried at a combined value of $25.7 million which is believed to approximate the fair value of underlying investments in technology companies. Substantially all of the technology companies held by the limited partnerships at November 28, 1997 are not publicly traded, and therefore there is no established market for these investments. As such, these investments are valued based on the most recent round of financing involving new non-strategic investors and estimates made by the general partner, a third party. When investments held by the limited partnerships are publicly traded, the fair value of such investments is based on quoted market prices, and mark-to-market adjustments are included in investment income. In general, as a matter of policy of the limited partnerships, the investments in the technology companies held by the limited partnerships will be distributed to the partners prior to the investee company's initial public offering.

    FOREIGN CURRENCY HEDGING INSTRUMENTS

    The Company enters into forward exchange contracts to hedge foreign currency exposures on a continuing basis for periods consistent with its committed exposures. These transactions generally do not subject the Company to risk of accounting loss because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged. However, the Company is exposed to credit-related losses in the event of nonperformance by the counterparties in these contracts. These contracts have maturities of less than three months, and the amounts of unrealized gains and losses are immaterial. The Company held $1.9 million of aggregate foreign currency forward exchange contracts for the sale of the Japanese yen outstanding at the end of fiscal year 1997. There were no foreign currency forward exchange contracts outstanding at the end of fiscal 1996.

    CONCENTRATION OF RISK

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

    Credit risk in receivables is limited to OEM customers, and to dealers and distributors of hardware and software products to the retail market. The Company adopts credit policies and standards to keep pace with the evolving software industry. Management believes that any risk of accounting loss is significantly reduced due to the diversity of its products, end users, and geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and requires letters of credit or other guarantees, whenever deemed necessary.

                           ADOBE SYSTEMS INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 13. FINANCIAL INSTRUMENTS (CONTINUED)
    A significant portion of the Company's licensing revenue is derived from a small number of OEM customers. The Company's OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for the Company. Also, in the fall of 1997, one of Adobe's largest PostScript customers, Hewlett-Packard Company ("HP"), introduced a non-Adobe clone version of PostScript in one family of monochrome laser printers.

    INDUSTRY SEGMENT

    Adobe and its subsidiaries operate in one dominant industry segment, as defined by SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The Company is engaged principally in the design, development, manufacture, and licensing of computer software. No customer accounted for more than 10% of the Company's total revenue in 1997, 1996, or 1995.

NOTE 14. FOREIGN OPERATIONS

    Geographic information for each of the years in the three-year period ended November 28, 1997, is presented below:

                                                                                        YEARS ENDED
                                                                          ---------------------------------------
                                                                          NOVEMBER 28   NOVEMBER 29   DECEMBER 1
                                                                              1997          1996         1995
                                                                          ------------  ------------  -----------
Revenue:
    North America.......................................................   $  606,633    $  526,251    $ 533,332
    Europe..............................................................      226,557       134,879      133,982
    Japan and Asia, Pacific, and Latin America..........................      222,911       176,490      107,357
    Eliminations........................................................     (144,207)      (51,057)     (12,332)
                                                                          ------------  ------------  -----------
                                                                           $  911,894    $  786,563    $ 762,339
                                                                          ------------  ------------  -----------
                                                                          ------------  ------------  -----------
Operating income:
    North America.......................................................   $   87,035    $   31,186    $  26,446
    Europe..............................................................       69,371        16,408       37,319
    Japan and Asia, Pacific, and Latin America..........................      135,657       103,002       70,416
    Eliminations........................................................      (61,307)       (3,810)         390
                                                                          ------------  ------------  -----------
                                                                           $  230,756    $  146,786    $ 134,571
                                                                          ------------  ------------  -----------
                                                                          ------------  ------------  -----------
Identifiable assets:
    North America.......................................................   $  923,704    $1,015,065    $ 934,705
    Europe..............................................................       79,291        67,506       62,993
    Japan and Asia, Pacific, and Latin America..........................       32,161        22,102       13,946
    Eliminations........................................................      (95,085)     (103,280)    (138,817)
                                                                          ------------  ------------  -----------
                                                                           $  940,071    $1,001,393    $ 872,827
                                                                          ------------  ------------  -----------
                                                                          ------------  ------------  -----------

                          FINANCIAL STATEMENT SCHEDULE

    As required under Item 8, Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section. The financial statement schedule included in this section is as follows:

SCHEDULE
NUMBER                                                            FINANCIAL STATEMENT SCHEDULE DESCRIPTION
--------------------------------------------------------  --------------------------------------------------------
Schedule II.............................................  Valuation and Qualifying Accounts

                           ADOBE SYSTEMS INCORPORATED

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

          VALUATION AND QUALIFYING ACCOUNTS WHICH ARE DEDUCTED IN THE
               BALANCE SHEET FROM THE ASSETS TO WHICH THEY APPLY

                                                                         ADDITIONS
                                                                 --------------------------
                                                    BALANCE AT   CHARGED TO    CHARGED TO                 BALANCE AT
                                                     BEGINNING    OPERATING       OTHER                       END
                                                     OF PERIOD    EXPENSES    ACCOUNTS (1)   DEDUCTIONS    OF PERIOD
                                                    -----------  -----------  -------------  -----------  -----------
Allowance for doubtful accounts:
  Year Ended:
    November 28, 1997.............................   $   5,196    $    (440)    $  --         $   1,122    $   3,634
    November 29, 1996.............................   $   3,698    $   1,927     $  --         $     429    $   5,196
    December 1, 1995..............................   $   3,893    $   2,038     $    (423)    $   1,810    $   3,698

    Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

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

                 See accompanying Independent Auditors' Report.

                                    EXHIBITS

    As required under Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

  EXHIBIT
  NUMBER                                                EXHIBIT DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

    3.2.10   Amended and Restated Bylaws as currently in effect

       3.3   Certificate of Designation of the Series A Preferred Stock

     10.42   Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.

     10.43   Resignation Agreement

     10.44   Forms of Retention Agreement

        11   Computation of Earnings per Common Share

        21   Subsidiaries of the Registrant

        23   Consent of Independent Auditors

        27   Financial Data Schedule