Form 10-Q
period 1998-02-27
ADOBE SYSTEMS INC
filed 1998-04-09
CIK 796343

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                  FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES _X_   NO ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Shares Outstanding
               Class                              March 27, 1998
               -----                              ------------------
     Common stock, $0.0001 par value                   66,623,523

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                       Page No.
                       PART I -- FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Income
            Quarter Ended February 27, 1998 and February 28, 1997         3

            Condensed Consolidated Balance Sheets
            February 27, 1998 and November 28, 1997                       4

            Condensed Consolidated Statements of Cash Flows
            Quarter Ended February 27, 1998 and February 28, 1997         5

            Notes to Condensed Consolidated Financial Statements          7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          11

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                  26

                       PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings                                            27

Item 6.     Exhibits and Reports on Form 8-K                             28

Signatures                                                               31

Summary of Trademarks                                                    32

                              EXHIBITS

Exhibit 27.1   Financial Data Schedule

Exhibit 27.2   Financial Data Schedule

                       PART I -- FINANCIAL INFORMATION

           ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ADOBE SYSTEMS INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                  QUARTER ENDED
                                                           --------------------------
                                                           FEBRUARY 27    FEBRUARY 28
                                                              1998           1997
                                                           -----------    -----------
Revenue:
  Licensing                                                  $  41,851      $  51,460
  Application products                                         155,962        174,999
                                                           -----------    -----------
  Total revenue                                                197,813        226,459
Direct costs                                                    29,986         34,289
                                                           -----------    -----------
Gross margin                                                   167,827        192,170
                                                           -----------    -----------
Operating expenses:
  Research and development                                      46,427         38,197
  Sales and marketing                                           71,834         72,038
  General and administrative                                    24,076         17,496
  Acquired in-process technology                                 3,818             --
  Other non-recurring items                                         --         (2,359)
                                                           -----------    -----------
 Total operating expenses                                      146,155        125,372
                                                           -----------    -----------
Operating income                                                21,672         66,798
Nonoperating income:
  Investment gain (loss)                                        12,462           (624)
  Interest and other income                                      8,501          6,993
                                                           -----------    -----------
Total nonoperating income                                       20,963          6,369
                                                           -----------    -----------
Income before income taxes                                      42,635         73,167
Provision for income taxes                                      15,891         26,683
                                                           -----------    -----------
Net income                                                   $  26,744      $  46,484
                                                           -----------    -----------
                                                           -----------    -----------
Basic net income per share                                   $     .39      $     .65
                                                           -----------    -----------
                                                           -----------    -----------
Shares used in computing basic
  net income per share                                          67,762         71,493
                                                           -----------    -----------
                                                           -----------    -----------
Diluted net income per share                                 $     .38      $     .63
                                                           -----------    -----------
                                                           -----------    -----------
Shares used in computing diluted
  net income per share                                          69,585         73,939
                                                           -----------    -----------
                                                           -----------    -----------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ADOBE SYSTEMS INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                           FEBRUARY 27    FEBRUARY 28
                                                              1998           1997
                                                           -----------    -----------
                                                           (Unaudited)
                                      ASSETS
Current assets:
  Cash and cash equivalents                                 $  106,653     $  267,576
  Short-term investments                                       271,545        235,380
  Receivables, net of allowances of $4,309 and
    $3,634, respectively                                       115,019        130,974
  Other current assets                                          48,765         45,016
                                                            ----------     ----------
    Total current assets                                       541,982        678,946
Property and equipment                                          84,539         80,978
Other assets                                                   186,924        163,148
Deferred income taxes                                           16,214         16,999
                                                            ----------     ----------
                                                            $  829,659     $  940,071
                                                            ----------     ----------
                                                            ----------     ----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade and other payables                                  $   42,929     $   57,857
  Accrued expenses                                              94,766        102,741
  Income taxes payable                                          44,098         48,343
  Deferred revenue                                              13,902         15,706
                                                            ----------     ----------
    Total current liabilities                                  195,695        224,647
                                                            ----------     ----------
Stockholders' equity:
  Preferred stock, $0.0001 par value; 2,000 shares
  authorized; none issued                                           --             --
  Common stock, $0.0001 par value;
  Authorized:  200,000 shares;
  Issued:  74,637 and 73,941 shares in 1998 and 1997,
  respectively;
  Outstanding:  66,441 and 68,765 shares in 1998 and
  1997, respectively                                                 7              7
  Additional paid-in capital                                   312,072        291,274
  Retained earnings                                            687,383        663,861
  Unrealized gains on investments, net                             827          3,590
  Cumulative translation adjustment                             (4,858)        (4,620)
  Treasury stock, at cost (8,196 and 5,176 shares in
  1998 and 1997, respectively)                                (361,467)      (238,688)
                                                            ----------     ----------
    Total stockholders' equity                                 633,964        715,424
                                                            ----------     ----------
                                                            $  829,659     $  940,071
                                                            ----------     ----------
                                                            ----------     ----------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ADOBE SYSTEMS INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                     (UNAUDITED)

                                                                  QUARTER ENDED
                                                           --------------------------
                                                           FEBRUARY 27    FEBRUARY 28
                                                              1998           1997
                                                           -----------    -----------
Cash flows from operating activities:
  Net income                                                 $  26,744      $  46,484
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Stock compensation expense                                     875          1,171
    Depreciation and amortization                               15,458         11,210
    Deferred income taxes                                         (969)          (725)
    Provision for losses on accounts receivable                    770            381
    Tax benefit from employee stock plans                        2,617          1,031
    Equity in net loss of Adobe Ventures                           525            624
    Gain on sale and distribution of equity investments        (12,987)            --
    Write-off of acquired in-process technology                  3,818             --
    Changes in operating assets and liabilities:
      Receivables                                               15,185         (7,039)
      Other current assets                                      (1,994)        (4,989)
      Trade and other payables                                 (14,928)        (5,669)
      Accrued expenses                                           2,281          8,237
      Income taxes payable                                      (4,245)       (15,189)
      Deferred revenue                                          (1,805)           (40)
                                                           -----------    -----------
Net cash provided by operating activities                       31,345         35,487
                                                           -----------    -----------
Cash flows from investing activities:
  Purchases of short-term investments                         (392,262)    (1,426,947)
  Maturities and sales of short-term investments               354,628      1,401,942
  Acquisitions of property and equipment                       (11,926)        (6,628)
  Additions to other assets                                    (30,716)       (16,033)
                                                           -----------    -----------
Net cash used for investing activities                         (80,276)       (47,666)
                                                           -----------    -----------

                                                                           (Continued)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ADOBE SYSTEMS INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                     (CONTINUED)
                                     (UNAUDITED)

                                                                   QUARTER ENDED
                                                            --------------------------
                                                            FEBRUARY 27    FEBRUARY 28
                                                               1998           1997
                                                            -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                     $  17,306      $  11,315
  Repurchase of common stock                                  (122,779)       (16,134)
  Payment of dividends                                          (6,281)        (3,589)
                                                            -----------    -----------
Net cash used by financing activities                         (111,754)        (8,408)
                                                            -----------    -----------
Effect of foreign currency exchange rates on
  cash and cash equivalents                                       (238)          (471)
                                                            -----------    -----------
Net decrease in cash and cash equivalents                     (160,923)       (21,058)

Cash and cash equivalents at beginning of period               267,576        110,745
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $  106,653      $  89,687
                                                            -----------    -----------
                                                            -----------    -----------
Supplemental disclosures:
  Cash paid during the period for income taxes               $  12,182      $  37,260
                                                            -----------    -----------
                                                            -----------    -----------
  Noncash investing and financing activities:
    Cash dividends declared but not paid                      $  3,333       $  3,589
                                                            -----------    -----------
                                                            -----------    -----------
    Dividends in-kind distributed                             $  7,197          $  --
                                                            -----------    -----------
                                                            -----------    -----------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ADOBE SYSTEMS INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the condensed consolidated financial position at February 27, 1998, and the condensed consolidated statements of income and cash flows for the three-month periods ended February 27, 1998 and February 28, 1997.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. Adobe Systems Incorporated ("Adobe" or the "Company") filed audited consolidated financial statements which included all information and footnotes necessary for such a presentation of the results of operations, financial position and cash flows for the years ended November 28, 1997, November 29, 1996 and December 1, 1995, in the Company's 1997 Annual Report on Form 10-K.

     The results of operations for the interim period ended February 27, 1998, are not necessarily indicative of the results to be expected for the full year.

                             ADOBE SYSTEMS INCORPORATED
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (CONTINUED)

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NET INCOME PER SHARE

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," in the quarter ended February 27, 1998. All prior period share and per share amounts have been restated to comply with SFAS No. 128. Basic net income per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive common equivalent shares including unvested restricted common stock, stock options using the treasury stock method, and put warrants written by the Company using the reverse treasury stock method.

                                                        QUARTER ENDED
                                                  --------------------------
                                                  FEBRUARY 27    FEBRUARY 28
                                                      1998           1997
                                                  -----------    -----------
Net income                                          $  26,744      $  46,484
                                                  -----------    -----------
                                                  -----------    -----------
Shares used to compute basic net income per share
     (weighted average shares  outstanding during
     the period)                                       67,762         71,493

Dilutive common equivalent shares:
     Unvested restricted stock                             90            146
     Stock options                                      1,591          2,300
     Put warrants                                         142             --
                                                  -----------    -----------
Shares used to compute diluted net income per
     share                                             69,585         73,939
                                                  -----------    -----------
                                                  -----------    -----------
Basic net income per share                          $     .39      $     .65
                                                  -----------    -----------
                                                  -----------    -----------
Diluted net income per share                        $     .38      $     .63
                                                  -----------    -----------
                                                  -----------    -----------

     REVENUE RECOGNITION

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 establishes standards relating to the recognition of all aspects of software revenue. Based on the Company's initial assessment of the impact SOP 97-2 may have on its consolidated results of operations, the Company intends to modify certain aspects of its business model such that any impact will not be significant. The Company will adopt SOP 97-2 for its fiscal year 1999.

                             ADOBE SYSTEMS INCORPORATED
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (CONTINUED)

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. The Company will be required to implement SFAS No. 130 for its fiscal year 1999.

     SEGMENT REPORTING

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company is currently evaluating the operating segment information to determine whether this will have an impact on its financial statement reporting. The Company will be required to implement SFAS No. 131 for its fiscal year 1999.

NOTE 2.   OTHER ASSETS

     Other assets consisted of the following:

                                              FEBRUARY 27    NOVEMBER 28
                                                  1998           1997
                                              ----------     ----------
          Equity investments                  $  47,901      $  35,689
          Purchased technology and licensing
            agreements                            4,883          5,043
          Restricted funds and security
          deposits                              115,244        102,962
          Miscellaneous other assets             47,384         45,097
                                              ----------     ----------
                                                215,412        188,791
          Less accumulated amortization          28,488         25,643
                                              ----------     ----------
                                              $ 186,924      $ 163,148
                                              ----------     ----------
                                              ----------     ----------

NOTE 3.   ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                              FEBRUARY 27    NOVEMBER 28
                                                  1998           1997
                                              ----------     ----------
          Accrued compensation and benefits   $  27,582      $  37,833
          Sales and marketing allowances         11,653         13,028
          Other                                  55,531         51,880
                                              ----------     ----------
                                              $  94,766      $ 102,741
                                              ----------     ----------
                                              ----------     ----------

                             ADOBE SYSTEMS INCORPORATED
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                     (CONTINUED)

NOTE 4.   STOCKHOLDERS' EQUITY

     STOCK REPURCHASE PROGRAM

     In September 1997, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 15.0 million shares of the Company's common stock over a two-year period. The Company repurchased approximately 3.0 million shares of its common stock during the first quarter of 1998.

     PUT WARRANTS AND CALL OPTIONS

     To facilitate the Company's stock repurchase programs, the Company sold put warrants to independent third parties. Each warrant entitles the holder to sell one share of Adobe's common stock to the Company at a specified price. On February 27, 1998, put warrants to sell approximately 4.1 million shares of the Company's common stock were outstanding that expire on various dates through November 1998 with an average exercise price of $40.10 per share. Under these put warrant arrangements, the Company, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and market value at the date of exercise; therefore the put warrants do not result in a liability on the balance sheet.

     In addition, the Company purchased call options from independent third parties that entitle the Company to buy its common stock on certain dates at specified prices. On February 27, 1998, call options to purchase approximately 1.2 million shares of the Company's common stock were outstanding that expire on various dates through July 1998 with an average exercise price of $41.44 per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION (PRESENTED IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS) SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.

     IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ADDITIONAL QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1998. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                                RESULTS OF OPERATIONS

OVERVIEW

     Adobe Systems Incorporated ("Adobe" or the "Company") develops, markets, and supports computer software products and technologies that enable users to express and use information across both print and electronic media. The Company offers a market-leading line of application software and type products for creating and distributing visually rich communication materials; licenses its industry-standard technologies to major hardware manufacturers, software developers, and service providers; and offers integrated software solutions to businesses of all sizes. The Company distributes its products through a network of original equipment manufacturer ("OEM") customers, distributors and dealers, value-added resellers ("VARs"), and system integrators and has operations in North America, Europe, Japan, and Asia, Pacific and Latin America.

     The following table sets forth for the quarters ended February 27, 1998 and February 28, 1997, the Company's condensed consolidated statements of income expressed as a percentage of total revenue:

                                                    QUARTER ENDED
                                              --------------------------
                                              FEBRUARY 27    NOVEMBER 28
                                                  1998           1997
                                              -----------    -----------
Revenue:
     Licensing                                     21.2%          22.7%
     Application products                          78.8           77.3
                                              -----------    -----------
     Total revenue                                100.0          100.0
                                              -----------    -----------
Direct costs                                       15.2           15.1
                                              -----------    -----------
Gross margin                                       84.8           84.9
                                              -----------    -----------
Operating expenses:
     Research and development                      23.5           16.9
     Sales and marketing                           36.3           31.8
     General and administrative                    12.2            7.7
     Acquired in-process technology                 1.9             --
     Other non-recurring items                       --           (1.0)
                                              -----------    -----------
Total operating expenses                           73.9           55.4
                                              -----------    -----------
Operating income                                   10.9           29.5

Nonoperating income, net:
     Investment gain (loss)                         6.3           (0.3)
     Interest and other income                      4.3            3.1
                                              -----------    -----------
Total nonoperating income                          10.6            2.8
                                              -----------    -----------
Income before income taxes                         21.5           32.3

Provision for income taxes                          8.0           11.8
                                              -----------    -----------
Net income                                         13.5%          20.5%
                                              -----------    -----------
                                              -----------    -----------

REVENUE

                                                   1998           1997           CHANGE
                                                ----------     ----------     ------------
     First quarter:                               (Dollars in millions)
          Total revenue                          $ 197.8        $ 226.5        (12.6)%

     Total revenue decreased from the same quarter last year due primarily to continuing weak demand in Asia, deterioration in Macintosh platform revenues, and a decline in North American revenues. A decrease in product unit volume (as opposed to price) was the principal factor in the Company's revenue decline in application products revenue.

                                                   1998           1997           CHANGE
                                                ----------     ----------     ------------
     First quarter:                               (Dollars in millions)
          Product group revenue -- Licensing     $  41.8        $  51.5        (18.7)%
          Percentage of total revenue               21.2%          22.7%


     Licensing revenue is derived from shipments by OEM customers of products containing Adobe PostScript and Adobe PrintGear technology. Adobe PostScript is a software language for describing to a printer the appearance of a page, including text, graphics, and images. Products that contain PostScript technology include: (1) black-and-white printers; (2) color printers;
(3) slide recorders; (4) imagesetters; (5) screen displays; and (6) digital copiers. Adobe PostScript technology includes Adobe PostScript, Adobe PostScript Level 2, Adobe PostScript 3, all of which serve the enterprise, graphic arts, and production printing markets, and Adobe PostScript Extreme, a solution for high-volume production printing. Adobe PrintGear is a different architecture for printers targeted at the small office/home office ("SOHO") market.

     Licensing revenue decreased $9.6 million or 18.7% in the first quarter of 1998 compared to the same period last year primarily due to three factors:
(1) ongoing weakness in the color copier business due to product transitions and excess copier inventory, (2) ongoing weakness in the Japanese personal computer and printer markets, and (3) a decline in royalty revenue from Hewlett-Packard Company's ("HP") desktop monochrome laser printer division which is now incorporating a non-Adobe clone version of Adobe PostScript into its products.

     The Company continues to be cautious about licensing revenue in the short term because of Japanese market conditions, the uncertain timing of OEM customer introductions of products incorporating Adobe's latest technologies, and the anticipated full impact of loss of revenue from HP's monochrome laser printer products in the second quarter of fiscal 1998. Based on a strategic review of the Company's printing systems division, the Company intends to refocus its resources on high growth revenue opportunities in digital color, color inkjet, short-run on-demand digital printing, and digital copiers. This strategic refocusing is intended to increase licensing revenue growth in the long term, although the Company anticipates that its licensing revenue in the remainder of fiscal 1998 will be below fiscal 1997 levels.

                                                   1998           1997           CHANGE
                                                ----------     ----------     ------------
     First quarter:                               (Dollars in millions)
          Product group revenue --
            Application  products                $ 156.0        $ 175.0        (10.9)%
          Percentage of total revenue               78.8%          77.3%

     Application products revenue is derived predominantly from shipments of application software programs marketed through distribution channels with the exception of Adobe FrameMaker and Adobe Acrobat products which are more widely distributed through VARs and systems integrators. Adobe PhotoDeluxe is primarily distributed through OEM bundling agreements with digital camera, scanner, and personal computer manufacturers.

     Application products revenue decreased $19.0 million or 10.9% in the first quarter of 1998 compared to the same period last year due to a number of factors. First, the absence of recent major product releases or upgrades during the quarter adversely impacted application products revenue in all product families with the exception of Adobe FrameMaker, a new version of which was released in the fourth quarter of 1997. By comparison, the first quarter of 1997 benefited from revenue momentum related to two major product releases -- Adobe Photoshop 4.0 which was released just before the quarter began, and Adobe PageMaker 6.5 which was released during the quarter.

     Secondly, application products revenue was adversely affected by continuing weakness in the Japanese economy and a resulting decline in end-user demand. Further, during the first quarter of 1998, the Company worked proactively with its distributors in Japan to match lower sell-through rates, thereby decreasing channel inventory levels in anticipation of the new product release cycle. The Company remains cautious about the economic conditions in Japan as well as the fluctuating economic conditions in other Asian countries in the short term.

     Additionally, although application products revenue for the Windows platform grew 18% as compared to the first quarter of last year, Macintosh revenue declined 36%. Total application products revenue (excluding platform independent and UNIX revenues) for the first quarter of 1998 was split 59% on Windows and 41% on Macintosh as compared to 44% and 56%, respectively, for the first quarter of 1997. The Company expects this trend toward the Windows platform to continue for the foreseeable future.

     Lastly, application products revenue was adversely affected by a quarter-to-quarter revenue decline in North America, not only affected by the product cycle and Macintosh platform issues, but also by a reduction in channel inventory of approximately $7.5 million and sales management challenges from the absence of permanent sales leadership. During the quarter, the Company completed searches for a new senior sales management team, recruiting three key new executives who have already joined the Company.

DIRECT COSTS

                                                   1998           1997           CHANGE
                                                ----------     ----------     ------------
     First quarter:                               (Dollars in millions)
          Direct costs                           $ 30.0         $ 34.3          (12.5)%
          Percentage of total revenue              15.2%          15.1%
          Gross margin                             84.8%          84.9%

     Direct costs include direct product, packaging, and shipping costs, as well as royalties and amortization of localization costs and acquired technologies.

     Gross margin (expressed as a percentage of revenue), in general, is affected by the mix of licensing revenue versus application products revenue, the product mix within application products, and the mix of full and upgrade products sold. The decrease in gross margin versus a year ago is due primarily to inventory write-downs for various products as the Company approaches a new cycle of product upgrade releases offset by lower royalty payments.

     The Company anticipates that gross margin in the latter part of 1998 will improve slightly due to relative decreases in inventory write-downs partially offset by increased localization costs associated with the translation of new product user interfaces into local languages.

OPERATING EXPENSES

                                                   1998           1997           CHANGE
                                                ----------     ----------     ------------
     First quarter:                               (Dollars in millions)
          Research and development               $ 46.4         $ 38.2          21.5%
          Percentage of total revenue              23.5%          16.9%

     Research and development expenses consist principally of salaries and benefits for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

     Research and development expenses increased in absolute dollars and as a percentage of revenue as the Company invested in new technologies, new product development, and the infrastructure to support such activities. The increase reflects the expansion of the Company's engineering staff and related costs required to support these efforts. The Company continues to make significant investments in the development of Adobe PostScript and application software products, including those targeted for the growing Internet market.

     The Company believes that investments in research and development are necessary to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced products. Accordingly, the Company intends to continue recruiting and hiring experienced software developers. While the Company expects that research and development expenditures for the remainder of 1998 will increase in absolute dollars compared to fiscal 1997 levels, such expenditures are expected to decrease as a percentage of revenue compared to the first quarter of 1998.

                                                   1998           1997           CHANGE
                                                ----------     ----------     ------------
     First quarter:                               (Dollars in millions)
          Sales and marketing                    $ 71.8         $ 72.0          (0.3)%
          Percentage of total revenue              36.3%          31.8%

     Sales and marketing expenses generally include salaries and benefits, sales commissions, travel expenses, and related facility costs for the Company's sales, marketing, customer support, and distribution personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, and other market development programs.

     The slight decrease in absolute dollars for sales and marketing expenses for the first quarter of 1998 compared with the same period last year is due to decreased sales commissions and bonuses associated with the decline in revenue partially offset by increased headcount.

     Sales and marketing expenses are expected to increase in absolute dollars, but remain flat or slightly decrease as a percentage of revenue compared to the first quarter of 1998, as the Company invests in marketing programs for new products and upgrades scheduled to be released later in fiscal 1998.

                                                   1998           1997           CHANGE
                                                ----------     ----------     ------------
     First quarter:                               (Dollars in millions)
          General and administrative             $ 24.1         $ 17.5          37.6%
          Percentage of total revenue              12.2%           7.7%

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

     General and administrative expenses increased in absolute dollars and as a percentage of revenue for the first quarter of 1998 compared with the same period last year due to increased employee costs primarily associated with increased headcount and a more comprehensive administrative infrastructure. Additionally, general and administrative expenses in the first quarter of 1998 include the write-off of $2.4 million of goodwill associated with an acquisition that took place in 1997.

     The Company expects general and administrative spending in 1998 to continue to be higher than 1997 levels in absolute dollars as the Company continues to invest in an expanded and more comprehensive executive and administrative infrastructure. General and administrative expenses are expected to decrease as a percentage of revenue as compared to the first quarter of 1998.

                                                   1998           1997           CHANGE
                                                ----------     ----------     ------------
     First quarter:                               (Dollars in millions)
          Acquired in-process technology         $ 3.8           -----          100%
          Percentage of total revenue              1.9%          -----

     Acquired in-process technology includes several acquired technologies associated with Adobe products that have yet to reach technological feasibility as defined within SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," and for which no alternative uses have been established by the Company.

                                                   1998           1997           CHANGE
                                                ----------     ----------     ------------
     First quarter:                               (Dollars in millions)
          Other non-recurring items               -----         $ (2.4)         (100)%
          Percentage of total revenue             -----           (1.0)%

     The non-recurring item which occurred during the first quarter of 1997 represents proceeds on the divestiture of a product line.

NONOPERATING INCOME

                                                   1998           1997           CHANGE
                                                ----------     ----------     ------------
     First quarter:                               (Dollars in millions)
          Investment gain (loss)                 $ 12.5         $ (0.6)         2,097.1%
          Percentage of total revenue               6.3%          (0.3)%

     Investment gain (loss) consists principally of realized gains or losses from direct investments as well as mark-to-market valuation adjustments for Adobe Ventures L.P.

     During the first quarter of 1998, McQueen International Limited ("McQueen"), a former investee of the Company, was acquired by Sykes Enterprises, Incorporated ("Sykes"), a publicly traded company. In connection with the acquisition, the Company exchanged its shares of McQueen for approximately 487,000 shares of Sykes' restricted common stock and recorded a gain on the exchange of $6.7 million.

     Also, during the first quarter of 1998, the Company liquidated its investment in Siebel Systems, Incorporated ("Siebel") through the distribution to its stockholders of approximately 165,000 shares of Siebel as a dividend-in-kind and the sale of its remaining Siebel shares. A gain was recognized on the transaction of approximately $5.7 million.

                                                   1998           1997           CHANGE
                                                ----------     ----------     ------------
     First quarter:                               (Dollars in millions)
          Interest and other income              $ 8.5          $ 7.0           21.6%
          Percentage of total revenue              4.3%           3.1%

     Interest and other income consists principally of interest earned on cash, cash equivalents, and short term investments as well as foreign exchange transaction gains and losses.

     The increase in interest and other income in the first quarter of 1998 compared to the same period last year is due primarily to foreign exchange gains in Europe offset by a decrease in interest income as a result of lower average cash balances.

PROVISION FOR INCOME TAXES

                                                   1998           1997           CHANGE
                                                ----------     ----------     ------------
     First quarter:                               (Dollars in millions)
          Provision for income taxes             $ 15.9         $ 26.7          (40.4)%
          Percentage of total revenue               8.0%          11.8%
          Effective tax rate                       37.3%          36.5%

     The Company's effective tax rate increased in the first quarter of 1998 primarily due to the nondeductible write-off of goodwill relating to an acquisition which took place in 1997, a decrease in research and experimentation tax credits (the federal credit is set to expire on June 30, 1998), and lower tax-exempt interest income.

     The Company expects that the effective tax rate for the remainder of fiscal 1998 will be between 37% and 38% due to lower tax-exempt interest income as a result of cash requirements for the Company's stock repurchase programs and the expiration of the federal research and experimentation tax credit on June 30, 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     The Company believes that in the future its results of operations could be affected by various factors, such as delays in shipment of the Company's new products and major new versions of existing products, lack of market acceptance of new products and upgrades, weakness in demand for Macintosh application software and Macintosh-related printers, renegotiation of royalty arrangements, growth in worldwide personal computer and printer sales and sales price adjustments, consolidation in the OEM printer business, ongoing weakness in the color copier business due to product transitions and excess copier inventory, industry transitions to new business and information delivery models, ongoing weakness in the Japanese and other Asian economies, and adverse changes in general economic conditions in any of the countries in which the Company does business.

     The Company's ability to develop and market products, including upgrades of current products that successfully adapt to changing customer needs, may also have an impact on the results of operations. The Company's ability to extend its core technologies into new applications and to anticipate or respond to technological changes could affect its ability to develop these products. A portion of the Company's future revenue will come from these new applications. Delays in product or upgrade introductions could have an adverse effect on the Company's revenue, earnings, or stock price. The Company cannot determine the ultimate effect that these new products or upgrades will have on its revenue or results of operations.

     The market for the Company's graphics applications, particularly the consumer products, is intensely and increasingly competitive and is significantly affected by product introductions and market activities of industry participants. Additionally, Microsoft Corp. has stated its intention to increase its presence in the digital imaging market in 1998; the Company believes that, due to Microsoft's market dominance, any new Microsoft digital imaging products will be highly competitive with the Company's products. If competing new products achieve widespread acceptance, it would have a significant adverse impact on the Company's operating results.

     Although the Company generally offers its application products on Macintosh, Windows, and UNIX platforms, a majority of the overall revenue from these products prior to 1997 has been for the Macintosh platform, particularly for the higher end Macintosh computers. In 1997, Windows-based application revenue exceeded that from the Macintosh platform for the first time. If there is a continuing slowdown of customer purchases in the higher end Macintosh market, or if the Company is unable to increase its revenue from Windows customers commensurate with such a slowdown, the Company's operating results could be materially adversely affected. Also, as the Company seeks to further broaden its customer base to achieve greater penetration in the corporate business and consumer markets, the Company will need to adapt its application software distribution channels. The Company could experience decreases in average selling prices and some transitions in its distribution channel which could materially adversely affect its operating results. In addition, to the extent that there is a slowdown of customer purchases of personal computers in general, the Company's operating results could be materially adversely affected.

     The Company's OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for the Company. In the fall of 1997, HP began to ship non-Adobe clone software in some printers, resulting in somewhat lower licensing revenue to the Company, although the impact to date has been minimal. The Company expects a more significant impact on its remaining 1998 licensing revenue, although it continues to work with HP printer operations to incorporate Adobe PostScript and other technologies in other HP products.

     During late 1997, the Company experienced a decline in both application and licensing revenue from the Japanese market, due to a weak Japanese computer market and general economic conditions in Japan. In addition, at the end of fiscal 1997, inventory levels for application products at the Company's Japanese distributors remained higher than what the Company considers normal. During the first quarter of fiscal 1998, the Company worked with its major distributors in Japan to reduce channel inventory by approximately $11 million. The Company expects these adverse economic conditions to continue in the short term, and they may adversely affect the Company's revenue and earnings. Although there are also adverse conditions in other Asian economies, the countries affected represent a much smaller portion of the Company's revenue and thus have less impact on the Company's operational results.

     The Company has experienced, and expects to continue to experience, significant growth. Competition for high quality personnel, especially highly skilled engineers, is extremely intense. The Company's ability to effectively manage its growth will require it to continue to improve its operational and financial controls and information management systems, and to attract, retain, motivate, and manage employees effectively. The failure of the Company to effectively manage growth and transition in multiple areas of its business could have a material adverse effect on its results of operations.

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

     The Company derives a significant portion of its revenue and operating income from its subsidiaries located in Europe, Japan, and Asia, Pacific, and Latin America. The Company generally experiences lower revenue from its European operations in the third quarter because many customers reduce their purchasing activities in the summer months. While most of the revenue of the European subsidiaries is denominated in U.S. dollars, the majority of revenue derived from Japan is denominated in yen and the majority of all subsidiaries' operating expenses are denominated in their local currencies. As a result, the Company's operating results are subject to fluctuations in foreign currency exchange rates. To date, the accounting impact of such fluctuations has been insignificant. The Company's hedging policy attempts to mitigate some of these risks, based on management's best judgment of the appropriate trade-offs among risk, opportunity, and expense. The Company has established a hedging program to hedge its exposure to foreign currency exchange rate fluctuations, primarily of the Japanese yen. The Company's hedging program is not comprehensive, and there can be no assurance that the program will offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

     Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry. In addition to factors specific to the Company, changes in analysts' earnings estimates for the Company or its industry and factors affecting the corporate environment, the Company's industry or the securities markets in general will often result in significant volatility of the Company's common stock price.

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

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company is currently evaluating the operating segment information to determine whether this will have an impact on its financial statement reporting. The Company will be required to implement SFAS No. 131 for its fiscal year 1999.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 establishes standards relating to the recognition of all aspects of software revenue. Based on the Company's initial assessment of the impact SOP 97-2 may have on its consolidated results of operations, the Company intends to modify certain aspects of its business model such that any impact will not be significant. The Company intends to adopt SOP 97-2 for its fiscal year 1999.

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

     The Company's financial information systems include an SAP system recently implemented in the United States and Japan and an Oracle system in Europe that will be upgraded to the most recent version later in fiscal 1998. These systems are believed to be "Year 2000" compliant. The Company is analyzing its remaining computer systems to identify any potential "Year 2000" issues and will take appropriate corrective action based on the results of such analysis. Management has not yet determined the cost related to achieving "Year 2000" compliance.

     In addition, the "Year 2000" issue could affect the products that the Company sells. The Company believes that the current versions of its products are "Year 2000" compliant. The Company's products are subject to ongoing analysis and review.

                                FINANCIAL CONDITION

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

                                      FEBRUARY 27    FEBRUARY 28
                                         1998           1997           CHANGE
                                      -----------    -----------    ------------
                                         (Dollars in millions)

     Cash, cash equivalents and
       short-term investments          $378.2         $503.0          (24.8)%

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

     The Company's cash, cash equivalents and short-term investments decreased $124.8 million or 24.8% primarily due to cash used during the quarter to repurchase Adobe common stock partially offset by cash provided by operations. The timing and size of any future stock repurchases are subject to market conditions, stock prices, and Adobe's cash position and other cash requirements going forward.

OTHER ASSETS

                                      FEBRUARY 27    FEBRUARY 28
                                         1998           1997           CHANGE
                                      -----------    -----------    ------------
                                         (Dollars in millions)
Other assets                           $186.9         $163.1          14.6%

     Other assets include restricted investments, equity investments, licensing agreements, purchased technology, goodwill and capitalized localization costs. During the first quarter of 1998, McQueen International Limited ("McQueen"), a former investee of the Company, was acquired by Sykes Enterprises, Incorporated ("Sykes"), a publicly traded company. In connection with the acquisition, the Company exchanged its shares of McQueen for approximately 487,000 shares of Sykes' restricted common stock and recorded a gain on the exchange of $6.7 million and a corresponding increase to the investment. Also contributing to the increase in other assets during the quarter were additional investments made in the Company's venture investment program and an increase in restricted investments in connection with the Company's real estate development agreements.

STOCKHOLDERS' EQUITY

                                      FEBRUARY 27    FEBRUARY 28
                                         1998           1997           CHANGE
                                      -----------    -----------    ------------
                                         (Dollars in millions)
Stockholders' equity                   $634.0         $715.4          (11.4)%

     Stockholders' equity decreased $81.5 million during the first quarter of 1998 as a result of the repurchase of approximately 3.0 million shares of Adobe common stock at an aggregate cost of $122.8 million under stock repurchase programs previously authorized by the Board of Directors. These stock repurchase programs are intended to enhance stockholder value by reducing the number of outstanding shares net of offsetting increases due to employee stock purchases and stock option exercises. The timing and size of any future stock repurchases are subject to market conditions, stock prices and Adobe's cash position and other cash requirements going forward.

     The Board of Directors of the Company declared a cash dividend on the Company's common stock of $.05 per common share on March 23, 1998, for the first quarter of 1998. The dividend will be for stockholders of record as of April 3, 1998, and will be paid on April 17, 1998.

     Also, on December 1, 1997, the Company dividended one share of Siebel Systems, Incorporated ("Siebel") common stock for each 300 shares of Adobe common stock held by stockholders of record on October 31, 1997. An equivalent cash dividend was paid for holdings of less than 7,500 Adobe shares and for odd-lot and fractional Siebel shares. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon business conditions, results of operations, the financial condition of the Company and other factors.

WORKING CAPITAL

                                      FEBRUARY 27    FEBRUARY 28
                                         1998           1997           CHANGE
                                      -----------    -----------    ------------
                                         (Dollars in millions)
Working capital                        $346.3         $454.3          (23.8)%

     Net working capital decreased $108.0 million or 23.8% during the first quarter of 1998 due primarily to a decrease in cash, cash equivalents and short-term investments of $124.8 million. Cash flows provided from operating acitivites were $31.3 million for the first quarter of 1998.

     Expenditures for property and equipment totaled $11.9 million in the first quarter of 1998. Such expenditures are expected to continue, including computer systems for development, sales and marketing, product support, and administrative staff. In the future, additional cash may be used to acquire software products or technologies complementary to the Company's business. Net cash used by financing activities during the first quarter of 1998 was $111.8 million primarily resulting from the repurchase of stock and payment of dividends, partially offset by the issuance of common stock under employee stock plans.

     The Company's principal commitments as of February 27, 1998 consisted of obligations under operating leases, venture investing activities, real estate development agreements, and various service and lease guarantee agreements with a related party. These arrangements are discussed in more detail in the Company's 1997 Annual Report filed on Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

     The Company's market risk disclosures set forth in its 1997 Annual Report filed on Form 10-K have not changed significantly.

                           PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On April 17, 1997, a derivative action was filed in the Superior Court of the State of California, County of Santa Clara, against the current members of Adobe's Board of Directors and Paul Brainerd, a former member of the Board. The suit was filed by a stockholder purporting to assert on behalf of the Company claims for alleged breach of the Directors' fiduciary duty and mismanagement related to the Company's acquisition of Frame in October 1995. The Court granted Adobe's demurrer to the suit, with leave to amend for the plaintiff. In January 1998, the plaintiff filed an amended complaint making substantially the same claims. In March 1998, Adobe filed a demurrer to the amended complaint.

     Management believes that the ultimate resolution of this matter and other matters discussed in the Company's 1997 Annual Report on Form 10-K will not have a material impact on the Company's financial position or results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

EXHIBIT                                          INCORPORATED BY REFERENCE                   FILED
NUMBER    EXHIBIT DESCRIPTION                  FORM      DATE          NUMBER             HEREWITH
-------   ---------------------------          ----      ----          ------             --------
3.1       The Registrant's (as suc-            10-Q    05/30/97            3.1
          cessor in-interest to Adobe
          Systems (Delaware)
          Incorporated by
          virtue of a reincorporation
          effective 5/30/97)  Certif-
          icate of Incorporation, as
          filed with the Secretary of
          State of the State of
          Delaware on 5/9/97.

3.2.10    Amended and Restated                 10-K    11/28/97         3.2.10
          Bylaws as currently
          in effect.

3.3       Certificate of Designation           10-K    11/28/97            3.3
          of the Series A Preferred
          Stock

3.4       Agreement and Plan of                10-Q    05/30/97            2.1
          Merger effective 5/30/97
          (by virtue of a reincorp-
          oration), by and between
          Adobe Systems Incorpor-
          ated, a California Corp-
          oration and Adobe Systems
          (Delaware) Incorporated,
          a Delaware corporation.

4.1       Second Amended and                    8-K    08/29/97              4
          Restated Rights
          Agreement between the
          Company and Harris
          Trust Company of
          California

10.1.6    1984 Stock Option Plan,              10-Q    07/02/93         10.1.6
          as amended*

10.17.1   License Agreement                    10-K    11/30/88        10.17.1
          Restatement between the
          Company and Apple
          Computer, Inc., dated
          April 1, 1987
          (confidential treatment
          granted)
                                                                       (Continued)

EXHIBIT                                          INCORPORATED BY REFERENCE                   FILED
NUMBER    EXHIBIT DESCRIPTION                  FORM      DATE          NUMBER             HEREWITH
-------   ---------------------------          ----      ----          ------             --------
10.17.2   Amendment No. 1 to the               10-K    11/30/90        10.17.2
          License Agreement
          Restatement between the
          Company and Apple
          Computer, Inc., dated
          November 27, 1990
          (confidential treatment
          granted)

10.21.3   Revised Bonus Plan*                  10-Q    02/28/97        10.21.3

10.24.1   1994 Performance and                  S-8    07/27/94           10.1
          Restricted Stock Plan*

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

10.39     1997 Employee Stock                   S-8    05/30/97          10.39
          Purchase Plan, as amended*

10.40     1994 Stock Option                     S-8    05/30/97          10.40
          Plan, as
          amended*
                                                                       (Continued)

EXHIBIT                                          INCORPORATED BY REFERENCE                   FILED
NUMBER    EXHIBIT DESCRIPTION                  FORM      DATE          NUMBER             HEREWITH
-------   ---------------------------          ----      ----          ------             --------
10.42     Amended and Restated                 10-K    11/28/97          10.42
          Limited Partnership
          Agreement of Adobe
          Incentive Partners, L.P.*

10.43     Resignation Agreement*               10-K    11/28/97          10.43

10.44     Forms of Retention                   10-K    11/28/97          10.44
          Agreement*

21        Subsidiaries of the                  10-K    11/28/97             21
          Registrant

27.1      Financial Data Schedule                                                            X

27.2      Financial Data Schedule                                                            X


     *Compensatory plan or arrangement

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed in the quarter ended February 27, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADOBE SYSTEMS INCORPORATED

                                          By  /s/  P. JACKSON BELL
                                              ----------------------------
                                              P. Jackson Bell,
                                              Executive Vice President,
                                              Chief Financial Officer,
                                              Chief Administrative Oficer,
                                              and Assistant Secretary
                                              (Principal Financial Oficer)

                                          By  /s/  David P. Eichler
                                              ----------------------------
                                              David P. Eichler
                                              Vice President, Finance
                                              (Principal Accounting Officer)

Date: April 9, 1998

                               SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

     Adobe
     Acrobat
     FrameMaker
     Illustrator
     PageMaker
     PhotoDeluxe
     Photoshop
     PostScript
     PrintGear

     All other brand or product names are trademarks or registered trademarks of their respective holders.