Form 10-Q/A
period 1998-02-27
ADOBE SYSTEMS INC
filed 1998-04-13
CIK 796343

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                  FORM 10-Q/A

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

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ADOBE SYSTEMS INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           FEBRUARY 27    NOVEMBER 28
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

                                      FEBRUARY 27    NOVEMBER 28
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

                                      FEBRUARY 27    NOVEMBER 28
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

                                      FEBRUARY 27    NOVEMBER 28
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

                                      FEBRUARY 27    NOVEMBER 28
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