Form 10-Q
period 1998-05-29
ADOBE SYSTEMS INC
filed 1998-07-09
CIK 796343

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                             --------------------------

                                     FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MAY 29, 1998

                                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                 TO
                                    ---------------    ------------------------

                          COMMISSION FILE NUMBER: 0-15175

                             ADOBE SYSTEMS INCORPORATED
               (Exact name of registrant as specified in its charter)

               DELAWARE                              77-0019522
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

 345 PARK AVENUE, SAN JOSE, CALIFORNIA               95110-2704
(Address of principal executive offices)             (Zip Code)

         Registrant's telephone number, including area code: (408) 536-6000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             --   --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Shares Outstanding
               Class                                 June 26, 1998
               -----                                 -------------
     Common stock, $0.0001 par value                   67,198,400

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 TABLE OF CONTENTS

                                                                      Page No.

                          PART I -- FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

            Condensed Consolidated Statements of Income
            Three Months Ended May 29, 1998 and May 30, 1997
            and Six Months Ended May 29, 1998 and May 30, 1997            3

            Condensed Consolidated Balance Sheets
            May 29, 1998 and November 28, 1997                            4

            Condensed Consolidated Statements of Cash Flows
            Six Months Ended May 29, 1998 and May 30, 1997                5

            Notes to Condensed Consolidated Financial Statements          7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            11

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                           25

                             PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                              26

Item 4.   Submission of Matters to a Vote of Security Holders            27

Item 6.   Exhibits and Reports on Form 8-K                               28

Signatures                                                               30

Summary of Trademarks                                                    31



                                       EXHIBITS

Exhibit 27.1   Financial Data Schedule

Exhibit 27.2   Financial Data Schedule

PART I -- FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ADOBE SYSTEMS INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                         ------------------------      ------------------------
                                           MAY 29         MAY 30         MAY 29         MAY 30
                                            1998           1997           1998           1997
                                         ---------      ---------      ---------      ---------
Revenue:
  Licensing                              $  42,456      $  53,261      $  84,307      $ 104,721
  Application products                     184,854        175,003        340,816        350,002
                                         ---------      ---------      ---------      ---------
      Total revenue                        227,310        228,264        425,123        454,723

Direct costs                                27,292         32,658         57,278         66,947
                                         ---------      ---------      ---------      ---------
Gross margin                               200,018        195,606        367,845        387,776
                                         ---------      ---------      ---------      ---------
Operating expenses:
  Research and development                  53,310         41,253         99,737         79,450
  Sales and marketing                       86,827         75,179        158,661        147,217
  General and administrative                20,892         21,106         44,968         38,602
  Acquired in-process
    technology                               1,180          3,157          4,998          3,157
  Other non-recurring items                    565             --            565         (2,359)
                                         ---------      ---------      ---------      ---------
Total operating expenses                   162,774        140,695        308,929        266,067
                                         ---------      ---------      ---------      ---------
Operating income                            37,244         54,911         58,916        121,709
                                         ---------      ---------      ---------      ---------
Nonoperating income, net:
  Investment gain (loss)                      (188)            34         12,274           (590)
  Interest and other income                  7,589          8,259         16,090         15,252
                                         ---------      ---------      ---------      ---------

Total nonoperating income, net               7,401          8,293         28,364         14,662
                                         ---------      ---------      ---------      ---------

Income before income taxes                  44,645         63,204         87,280        136,371
Provision for income taxes                  16,665         23,098         32,556         49,781
                                         ---------      ---------      ---------      ---------
Net income                               $  27,980      $  40,106      $  54,724      $  86,590
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------

Basic net income per share               $     .42      $     .56      $     .81      $    1.21
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------
Shares used in computing basic
  net income per share                      66,735         72,085         67,257         71,780
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------
Diluted net income per share             $     .41      $     .54      $     .79      $    1.17
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------
Shares used in computing diluted
  net income per share                      68,990         74,416         69,453         74,199
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ADOBE SYSTEMS INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                         MAY 29    NOVEMBER 28
                                                          1998         1997
                                                      -----------  -----------
                                       ASSETS
Current assets:
  Cash and cash equivalents                           $   115,358  $   267,576
  Short-term investments                                  277,246      235,380
  Receivables, net of allowances of $4,544 and
    $3,634, respectively                                  151,886      130,974
  Other current assets                                     44,674       45,016
                                                      -----------  -----------
     Total current assets                                 589,164      678,946
Property and equipment                                     99,914       80,978
Other assets                                              191,744      163,148
Deferred income taxes                                      17,231       16,999
                                                      -----------  -----------
                                                      $   898,053  $   940,071
                                                      -----------  -----------
                                                      -----------  -----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade and other payables                            $    44,506  $    57,857
  Accrued expenses                                        108,759      102,741
  Income taxes payable                                     45,965       48,343
  Deferred revenue                                         14,585       15,706
                                                      -----------  -----------

     Total current liabilities                            213,815      224,647
                                                      -----------  -----------

Stockholders' equity:
  Preferred stock, $0.0001 par value; 2,000 shares
    authorized; none issued or outstanding at May 29,
    1998 and November 28, 1997                                 --           --
  Common stock, $0.0001 par value;
    Authorized:  200,000 shares;
    Issued: 75,350 and 73,941 shares at May 29, 1998
     and November 28, 1997, respectively;
    Outstanding: 67,154 and 68,765 shares at May 29,
     1998 and November 28, 1997, respectively                   7            7
  Additional paid-in capital                              338,656      291,274
  Retained earnings                                       711,983      663,861
  Unrealized gains on investments, net                        481        3,590
  Cumulative translation adjustment                        (5,273)      (4,620)
  Treasury stock, at cost (8,196 and 5,176 shares at
    May 29, 1998 and November 28, 1997, respectively)    (361,616)    (238,688)
                                                      -----------  -----------

    Total stockholders' equity                            684,238      715,424
                                                      -----------  -----------

                                                      $   898,053  $   940,071
                                                      -----------  -----------
                                                      -----------  -----------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ADOBE SYSTEMS INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                        ----------------------
                                                         MAY 29       MAY 30
                                                          1998         1997
                                                        ---------    ---------
Cash flows from operating activities:
  Net income                                            $  54,724    $  86,590
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Stock compensation expense                              1,484        3,711
    Depreciation and amortization                          27,969       21,649
    Deferred income taxes                                   1,292       (2,651)
    Provision for losses on accounts receivable             1,087          308
    Tax benefit from employee stock plans                   8,190       17,369
    Equity in net loss of Adobe Ventures                      703          658
    Gain on sale and distribution of equity investments   (12,987)          --
    Write-off of acquired in-process technology             4,998        3,157
    Changes in operating assets and liabilities:
      Receivables                                         (21,999)     (15,121)
      Other current assets                                 (1,182)      (5,144)
      Trade and other payables                            (13,351)      18,739
      Accrued expenses                                     16,231       (2,073)
      Income taxes payable                                 (2,378)     (26,832)
      Deferred revenue                                     (1,121)       4,014
                                                        ---------    ---------

Net cash provided by operating activities                  63,660      104,374
                                                        ---------    ---------
Cash flows from investing activities:
  Purchases of short-term investments                    (508,156)  (1,748,497)
  Maturities and sales of short-term investments          464,822    1,761,554
  Acquisitions of property and equipment                  (36,527)     (16,610)
  Additions to other assets                               (40,525)     (22,487)
  Acquisitions, net of cash acquired                           --       (2,121)
                                                        ---------    ---------

Net cash used for investing activities                   (120,386)     (28,161)
                                                        ---------    ---------

                                                                    (Continued)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ADOBE SYSTEMS INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (CONTINUED)
                                    (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                        ----------------------
                                                         MAY 29       MAY 30
                                                          1998         1997
                                                        ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock                $  37,708    $  42,816
  Repurchase of common stock                             (122,928)     (36,957)
  Payment of dividends                                     (9,619)      (7,249)
                                                        ---------    ---------

Net cash provided (used) by financing activities          (94,839)      (1,390)
                                                        ---------    ---------


Effect of foreign currency exchange rates on
  cash and cash equivalents                                  (653)          19
                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents     (152,218)      74,842

Cash and cash equivalents at beginning of period          267,576      110,745
                                                        ---------    ---------
Cash and cash equivalents at end of period              $ 115,358    $ 185,587
                                                        ---------    ---------
                                                        ---------    ---------


Supplemental disclosures:
  Cash paid during the period for income taxes          $  16,794    $  56,844
                                                        ---------    ---------
                                                        ---------    ---------

  Noncash investing and financing activities:
    Dividends declared but not paid                     $   3,376    $   3,660
                                                        ---------    ---------
                                                        ---------    ---------

    Dividend in-kind declared but not issued            $      --    $  21,560
                                                        ---------    ---------
                                                        ---------    ---------



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ADOBE SYSTEMS INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements of Adobe Systems Incorporated ("Adobe" or the "Company") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended November 28, 1997. The interim financial information is unaudited but reflects all normal adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets and condensed consolidated statements of income and cash flows for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-K for the year ended November 28, 1997.

     The results of operations for the interim period ended May 29, 1998, are not necessarily indicative of the results to be expected for the full year.

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


                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                         ------------------------      ------------------------
                                          MAY 29         MAY 30         MAY 29         MAY 30
                                           1998           1997           1998           1997
                                         ---------      ---------      ---------      ---------
Net income                                 $27,980        $40,106        $54,724        $86,590
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------
Shares used to compute basic net
  income per share (weighted
  average shares outstanding
  during the period)                        66,735         72,085         67,257         71,780

Dilutive common equivalent
  shares:
    Unvested restricted stock                   78            173             78            173
    Stock options                            2,177          2,158          2,118          2,246
                                         ---------      ---------      ---------      ---------
Shares used to compute diluted
  net income per share                      68,990         74,416         69,453         74,199
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------

Basic net income per share               $     .42      $     .56      $     .81      $    1.21
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------

Diluted net income per share             $     .41      $     .54      $     .79      $    1.17
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------


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

     COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the periods presented in its financial statements. The Company will be required to implement SFAS No. 130 for its fiscal year 1999.

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

     RECLASSIFICATIONS

     Certain amounts in the 1997 Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the 1998 presentation.

                             ADOBE SYSTEMS INCORPORATED
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (CONTINUED)

NOTE 2.   OTHER ASSETS

     Other assets consisted of the following:

                                                              MAY 29      NOVEMBER 28
                                                               1998          1997
                                                           -----------    -----------
          Equity investments                               $    53,220    $    35,689
          Purchased technology and licensing
            agreements                                           4,963          5,043
          Restricted funds and security deposits               117,426        102,962
          Miscellaneous other assets                            36,425         45,097
                                                           -----------    -----------
                                                               212,034        188,791

          Less accumulated amortization                         20,290         25,643
                                                           -----------    -----------

                                                           $   191,744    $   163,148
                                                           -----------    -----------
                                                           -----------    -----------


NOTE 3.   ACCRUED EXPENSES

     Accrued expenses consisted of the following:


                                                             MAY 29       NOVEMBER 28
                                                              1998           1997
                                                           -----------    -----------
          Accrued compensation and benefits                $    38,859    $    37,833
          Sales and marketing allowances                        13,784         13,028
          Other                                                 56,116         51,880
                                                           -----------    -----------
                                                           $   108,759    $   102,741
                                                           -----------    -----------
                                                           -----------    -----------


NOTE 4.   STOCKHOLDERS' EQUITY

     STOCK REPURCHASE PROGRAMS

     In September 1997, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to an additional 15.0 million shares of the Company's common stock over a two-year period. During the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998, the Company repurchased approximately 4.7 and 3.0 million shares of its common stock, respectively. No stock repurchases were made during the second quarter of fiscal 1998.

     PUT WARRANTS AND CALL OPTIONS

     To facilitate the Company's stock repurchase programs, the Company sold put warrants to independent third parties. Each warrant entitles the holder to sell one share of Adobe's common stock to the Company at a specified price. On May 29, 1998, put warrants to sell approximately 3.2 million shares of the Company's common stock were outstanding that expire on various dates through November 1998 with an average exercise price of $39.26 per share. Under these put warrant arrangements, the Company, at its option, can settle with physical delivery or net

                             ADOBE SYSTEMS INCORPORATED
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (CONTINUED)

NOTE 4.   STOCKHOLDERS' EQUITY (CONTINUED)

shares equal to the difference between the exercise price and market value at the date of exercise; therefore the put warrants do not result in a liability on the balance sheet.

     In addition, the Company purchased call options from independent third parties that entitle the Company to buy its common stock on certain dates at specified prices. On May 29, 1998, call options to purchase approximately 1.0 million shares of the Company's common stock were outstanding that expire on various dates through November 1998 with an average exercise price of $40.49 per share.

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

     The following table sets forth for the three and six month periods ended May 29, 1998 and May 30, 1997, the Company's condensed consolidated statements of income expressed as a percentage of total revenue:



                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                         ------------------------      ------------------------
                                           MAY 29         MAY 30         MAY 29         MAY 30
                                            1998           1997           1998           1997
                                         ---------      ---------      ---------      ---------
Revenue:
  Licensing                                   18.7%          23.3%          19.8%          23.0%
  Application products                        81.3           76.7           80.2           77.0
                                         ---------      ---------      ---------      ---------
    Total revenue                            100.0          100.0          100.0          100.0

Direct costs                                  12.0           14.3           13.5           14.7
                                         ---------      ---------      ---------      ---------

Gross margin                                  88.0           85.7           86.5           85.3
                                         ---------      ---------      ---------      ---------
Operating expenses:
  Research and development                    23.5           18.1           23.5           17.5
  Sales and marketing                         38.2           32.9           37.3           32.4
  General and administrative                   9.2            9.2           10.6            8.5
  Acquired in-process
    technology                                 0.5            1.4            1.2            0.7
  Other non-recurring items                    0.2             --            0.1           (0.6)
                                         ---------      ---------      ---------      ---------

Total operating expenses                      71.6           61.6           72.7           58.5
                                         ---------      ---------      ---------      ---------

Operating income                              16.4           24.1           13.8           26.8

Nonoperating income, net:
  Investment gain (loss)                      (0.1)            --            2.9           (0.1)
  Interest and other income                    3.3            3.6            3.8            3.3
                                         ---------      ---------      ---------      ---------

Total nonoperating income, net                 3.2            3.6            6.7            3.2
                                         ---------      ---------      ---------      ---------
Income before income taxes                    19.6           27.7           20.5           30.0
Provision for income taxes                     7.3           10.1            7.6           11.0
                                         ---------      ---------      ---------      ---------

Net income                                    12.3%          17.6%          12.9%          19.0%
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------


REVENUE

                                           MAY 29         MAY 30
                                            1998           1997      CHANGE
                                         ---------      ---------   ---------
     Three months ended:                    (Dollars in millions)
        Total revenue                       $227.3         $228.3      (0.4)%

     Six months ended:

        Total revenue                       $425.1         $454.7      (6.5)%


     For the second quarter and first six months of 1998, revenue decreased from the same periods last year due primarily to weakness in the Japanese economy and a decline in licensing revenue. A decrease in product unit volume (as opposed to price) was the principal factor in the Company's revenue decline.

     LICENSING REVENUE:

                                           MAY 29         MAY 30
                                            1998           1997       CHANGE
                                         ---------      ---------    ---------
     Three months ended:                    (Dollars in millions)
        Licensing revenue                    $42.4          $53.3     (20.3)%
        Percentage of total revenue           18.7%          23.3%

     Six months ended:

        Licensing revenue                    $84.3         $104.7     (19.5)%
        Percentage of total revenue           19.8%          23.0%


     Licensing revenue is derived from shipments by OEM customers of products containing Adobe PostScript and Adobe PrintGear technology. Adobe PostScript is a software language for describing to a printer the appearance of a page, including text, graphics, and images. Products that contain PostScript technology include: (1) black-and-white printers; (2) color printers; (3) slide recorders; (4) imagesetters; (5) screen displays; and (6) digital copiers. Adobe PostScript technology includes Adobe PostScript, Adobe PostScript Level 2, and Adobe PostScript 3, all of which serve the enterprise, graphic arts, and production printing markets, and Adobe PostScript Extreme, a solution for high-volume production printing. Adobe PrintGear is an architecture for printers targeted at the small office/home office market.

     Licensing revenue decreased $10.9 million or 20.3% in the second quarter of 1998 compared to the same period last year and $20.4 million or 19.5% in the first six months of 1998 compared to the same period last year primarily due to three factors: (1) weakness in the Japanese personal computer and printer markets, (2) weakness in the color copier business due to product transitions, and (3) a reduction in royalty revenue from Hewlett-Packard Company's ("HP") desktop monochrome laser printer division which is now incorporating a non-Adobe clone version of Adobe PostScript into its products.

     The Company continues to be cautious about licensing revenue in the short term because of Japanese market conditions and because of uncertain timing of OEM customer introductions of products incorporating Adobe's latest technologies. Based on a strategic review of the Company's printing systems division, the Company is now refocusing its resources on high growth revenue opportunities in digital color, color inkjet, short-run on-demand digital printing, and digital copiers. This strategic refocusing is intended to increase licensing revenue growth in the long term, although the Company anticipates that its licensing revenue in the remainder of fiscal 1998 will be below fiscal 1997 levels.

     APPLICATIONS PRODUCTS REVENUE:
                                          MAY 29         MAY 30
                                           1998           1997       CHANGE
                                        ----------     ----------  ----------
     Three months ended:                   (Dollars in millions)
          Application products revenue      $184.9         $175.0      5.6%
          Percentage of total revenue         81.3%          76.7%

     Six months ended:

          Application products revenue      $340.8         $350.0     (2.6)%
          Percentage of total revenue         80.2%          77.0%


     Application products revenue is derived predominantly from shipments of application software programs marketed through distribution channels, with the exception of Adobe FrameMaker and Adobe Acrobat products which are more widely distributed through VARs and systems integrators. Adobe PhotoDeluxe is primarily distributed through OEM bundling agreements with digital camera, scanner, and personal computer manufacturers.

     Application products revenue increased $9.9 million or 5.6% in the second quarter of 1998 compared to the same period last year primarily due to the release of three new products, Photoshop 5.0, which began shipping in English, French and German just prior to quarter end, Premiere 5.0, and PhotoDeluxe Business Edition. Also, revenue from Acrobat 3.0 increased compared to the same quarter last year due to more widespread acceptance of the portable document format. The increased revenue generated by these newly released products and Acrobat 3.0 in 1998 was partially offset by a decline in Japanese revenues due to poor economic conditions, a decline in Macintosh platform revenues and a decline in Illustrator 7.0 revenues in anticipation of the release of a new version later in fiscal 1998.

     For the first six months of 1998, application products revenue decreased $9.2 million or 2.6% compared to the same period last year due mainly to the absence of recent major product releases or upgrades until late in the second quarter of 1998, weakness in the Japanese economy, and a continuing decline in applications product revenue for the Macintosh platform. By comparison, the first half of 1997 benefited from several product releases as well as continuing strength of a major product release in the last quarter of fiscal 1996.

DIRECT COSTS

                                          MAY 29         MAY 30
                                           1998           1997       CHANGE
                                        ----------     ----------  ----------
     Three months ended:                   (Dollars in millions)
          Direct costs                       $27.3          $32.7    (16.4)%
          Percentage of total revenue         12.0%          14.3%

     Six months ended:

          Direct costs                       $57.3          $66.9    (14.4)%
          Percentage of total revenue         13.5%          14.7%


     Direct costs include product, packaging, and shipping costs, as well as royalties and amortization of localization costs and acquired technologies. Direct costs were lower in the second quarter and first six months of 1998 compared with the same periods last year due to lower royalty payments and less product inventory subject to obsolescence.

     Gross margin (expressed as a percentage of revenue), in general, is affected by the mix of licensing revenue versus application products revenue as well as the product mix within application products and the mix of full and upgrade products sold.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT:


                                          MAY 29         MAY 30
                                           1998           1997       CHANGE
                                        ----------     ----------  ----------
     Three months ended:                   (Dollars in millions)
          Research and development           $53.3          $41.3     29.2%
          Percentage of total revenue         23.5%          18.1%

     Six months ended:

          Research and development           $99.7          $79.5     25.5%
          Percentage of total revenue         23.5%          17.5%


     Research and development expenses consist principally of salaries and benefits for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

     Research and development expenses increased in the second quarter and first six months of 1998 compared with the same periods last year due to increased investment in new technologies, new product development, and the infrastructure to support such activities. The increase reflects the expansion of the Company's engineering staff and related costs required to support its continued emphasis on developing new products and enhancing existing products. The Company continues to make significant investments in development of its software products, including those targeted for the growing Internet market.

     The Company believes that continued investments in research and development are necessary to remain competitive in the marketplace, and are directly related to continued, timely development of new and enhanced products. Accordingly, the Company intends to continue recruiting and hiring software developers. Research and development expenses are expected to increase in absolute dollars, however at a slower rate than revenue growth.

     SALES AND MARKETING:


                                          MAY 29         MAY 30
                                           1998           1997       CHANGE
                                        ----------     ----------  ----------
     Three months ended:                   (Dollars in millions)
          Sales and marketing                $86.8          $75.2     15.5%
          Percentage of total revenue         38.2%          32.9%

     Six months ended:

          Sales and marketing               $158.7         $147.2      7.8%
          Percentage of total revenue         37.3%          32.4%


     Sales and marketing expenses include salaries and benefits, sales commissions, travel expenses, and related facility costs for the Company's sales, marketing, customer support, and distribution personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows and other market development programs.

     Sales and marketing expenses increased in the second quarter and first six months of 1998 compared with the same periods last year due to increased advertising and promotional expenditures in connection with the commencement of the Company's new product release cycle and brand advertising campaign as well as increased sales and marketing staff to support a growing base of customers.

     Sales and marketing expenses are expected to increase in absolute dollars for the remainder of 1998, however at a slower rate than revenue growth.

     GENERAL AND ADMINISTRATIVE:


                                          MAY 29         MAY 30
                                           1998           1997       CHANGE
                                        ----------     ----------  ----------
     Three months ended:                   (Dollars in millions)
          General and administrative         $20.9          $21.1      (1.0)%
          Percentage of total revenue          9.2%           9.2%

     Six months ended:

          General and administrative         $45.0          $38.6       16.5%
          Percentage of total revenue         10.6%           8.5%


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

     General and administrative expenses decreased in absolute dollars for the second quarter of 1998 compared with the same period last year primarily due to the reversal of an incentive bonus program accrual in the second quarter of 1998 that was based on various revenue and operating margin targets that have not been attained as of May 29, 1998. The decrease was partially offset by increased employee costs and depreciation and building expenses associated with increased staff and a more comprehensive administrative infrastructure. For the first six months of 1998, general and administrative costs increased in absolute dollars and as a percentage of revenue due to increased employee costs and depreciation and building expenses primarily associated with increased staff and a more comprehensive administrative infrastructure. Additionally, general and administrative expenses in the first six months of 1998 include the write-off of $2.4 million of goodwill associated with an acquisition that took place in 1997.

     The Company expects general and administrative spending in 1998 to increase in absolute dollars, however at a slower rate than revenue growth.

     ACQUIRED IN-PROCESS TECHNOLOGY:


                                          MAY 29         MAY 30
                                           1998           1997       CHANGE
                                        ----------     ----------  ----------
     Three months ended:                  (Dollars in millions)

          Acquired in-process technology      $1.2           $3.2     (62.6)%
          Percentage of total revenue          0.5%           1.4%

     Six months ended:

          Acquired in-process technology      $5.0           $3.2      58.3%
          Percentage of total revenue          1.2%           0.7%


     For the second quarter and first six months of 1998, acquired in-process technology includes several acquired technologies associated with Adobe products that have yet to reach technological feasibility as defined within SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," and for which no alternative uses have been established by the Company.

     During the second quarter of 1997, the Company acquired two software companies and accounted for the transactions using the purchase method. The aggregate purchase price was principally allocated to in-process research and development and, accordingly, $3.2 million was expensed at the time of the acquisitions.

     OTHER NON-RECURRING ITEMS:

                                          MAY 29         MAY 30
                                           1998           1997       CHANGE
                                        ----------     ----------  ----------
     Three months ended:                  (Dollars in millions)

          Other non-recurring items           $0.6            $--          --
          Percentage of total revenue          0.2%            --

     Six months ended:

          Other non-recurring items          $ 0.6          $(2.4)        124%
          Percentage of total revenue          0.1%          (0.6)%


     During the second quarter of 1998, the Company recognized a restructuring charge associated with a reduction in force in the Company's Printing Systems Division as part of a strategic initiative to refocus resources on high-growth opportunities in the printing and digital copier markets.

     The non-recurring item which occurred during the first quarter of 1997 represents proceeds on the divestiture of a product line.

NONOPERATING INCOME, NET

     INVESTMENT GAIN (LOSS):

                                          MAY 29         MAY 30
                                           1998           1997       CHANGE
                                        ----------     ----------  ----------
     Three months ended:                  (Dollars in millions)
          Investment gain (loss)             $(0.2)          $--         --
          Percentage of total revenue         (0.1)%          --

     Six months ended:

          Investment gain (loss)             $12.3          $(0.6)    2180.3%
          Percentage of total revenue          2.9%          (0.1)%


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

     INTEREST AND OTHER INCOME:

                                          MAY 29         MAY 30
                                           1998           1997       CHANGE
                                        ----------     ----------  ----------
     Three months ended:                  (Dollars in millions)
          Interest and other income           $7.6           $8.3       (8.1)%
          Percentage of total revenue          3.3%           3.6%

     Six months ended:

          Interest and other income          $16.1          $15.3        5.5%
          Percentage of total revenue          3.8%           3.3%


     Interest and other income consists principally of interest earned on cash, cash equivalents, and short-term investments.

     The decrease in interest and other income in the second quarter of 1998 compared with the same quarter last year is due to lower average cash balances in 1998. The increase in interest and other income in the first six months of 1998 compared to the same period last year is due primarily to foreign exchange gains in Europe offset by a decline in interest income as a result of lower average cash balances.

PROVISION FOR INCOME TAXES

                                          MAY 29         MAY 30
                                           1998           1997       CHANGE
                                        ----------     ----------  ----------
     Three months ended:                    (Dollars in millions)
          Provision for income taxes         $16.7          $23.1       (27.9)%
          Percentage of total revenue          7.3%          10.1%
          Effective tax rate                  37.3%          36.5%

     Six months ended:

          Provision for income taxes         $32.6          $49.8       (34.6)%
          Percentage of total revenue          7.6%          11.0%
          Effective tax rate                  37.3%          36.5%


     The Company's effective tax rate increased in the second quarter and first six months of 1998 primarily due to the nondeductible write-off of goodwill relating to an acquisition which took place in 1997, a decrease in research and experimentation tax credits (the federal credit expired on June 30, 1998), and lower tax-exempt interest income.

     The Company expects that the effective tax rate for the remainder of fiscal 1998 will be between 37% and 38% due to lower tax-exempt interest income as a result of cash requirements for the Company's stock repurchase programs and the expiration of the federal research and experimentation tax credit on June 30, 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     The Company believes that in the future its results of operations could be affected by various factors, such as delays in shipment of the Company's new products and major new versions of existing products, lack of market acceptance of new products and upgrades, weakness in demand for Macintosh application software and Macintosh-related printers, renegotiation of royalty arrangements, growth in worldwide personal computer and printer sales and sales price adjustments, consolidation in the OEM printer business, ongoing weakness in the color copier business due to product transitions, industry transitions to new business and information delivery models, ongoing weakness in the Japanese and other Asian economies, and adverse changes in general economic conditions in any of the countries in which the Company does business.

     The Company's ability to develop and market products, including upgrades of current products that successfully adapt to changing customer needs, may also have an impact on the results of operations. The Company's ability to extend its core technologies into new applications and to anticipate or respond to technological changes could affect its ability to develop these products. A portion of the Company's future revenue will come from these new applications. Delays in product or upgrade introductions, whether by the Company or its OEM customers, could have an adverse effect on the Company's revenue, earnings, or stock price. The Company cannot determine the ultimate effect that these new products or upgrades will have on its revenue or results of operations.

     The market for the Company's graphics applications, particularly the consumer products, is intensely and increasingly competitive and is significantly affected by product introductions and market activities of industry competitors. Additionally, Microsoft Corporation has stated its intention to increase its presence in the digital imaging/graphics market by mid-1999; the Company believes that, due to Microsoft's market dominance, any new Microsoft digital imaging products will be highly competitive with the Company's products. If competing new products achieve widespread acceptance, it would have a significant adverse impact on the Company's operating results.

     Although the Company generally offers its application products on Macintosh, Windows, and UNIX platforms, a majority of the overall revenue from these products prior to 1997 has been for the Macintosh platform, particularly for the higher end Macintosh computers. In 1997, Windows-based application revenue exceeded that from the Macintosh platform for the first time, and for the past several quarters, Macintosh platform sales of application products have continued to decline year over year while Windows platform sales have continued to rise. If there is a continuing slowdown of customer purchases in the higher end Macintosh market, or if the Company is unable to continue to increase its revenue from Windows customers commensurate with such a slowdown, the Company's operating results could be materially adversely affected. Also, as the Company seeks to further broaden its customer base to achieve greater penetration in the corporate business and consumer markets, the Company may not successfully adapt its application software distribution channels, which could materially adversely affect the Company's operating results. The Company could experience decreases in average selling prices and some transitions in its distribution channels that could materially adversely affect its operating results. In addition, to the extent that there is a slowdown of customer purchases of personal computers in general, the Company's operating results could be materially adversely affected.

     The Company's OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for the Company. In the fall of 1997, HP began to ship non-Adobe clone software in some printers, resulting in lower licensing revenue to the Company in fiscal 1998. The Company expects additional impact on its remaining 1998 licensing revenue, although it continues to work with HP printer operations to incorporate Adobe PostScript and other technologies in other HP products.

     During late 1997 and the first half of 1998, the Company experienced a decline in both application and licensing revenue from the Japanese market, due to a weak Japanese computer market and general economic conditions in Japan. In addition, at the end of fiscal 1997, inventory levels for application products at the Company's Japanese distributors remained higher than what the Company considers normal. During the first half of fiscal 1998, the Company worked with its major distributors in Japan to reduce channel inventory to what the Company considers a reasonable level. The Company expects these adverse economic conditions to continue in the short term, and they may continue to adversely affect the Company's revenue and earnings. Although there are also adverse conditions in other Asian economies, the countries affected represent a much smaller portion of the Company's revenue and thus have less impact on the Company's operational results.

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

     The Internet market is rapidly evolving and is characterized by an increasing number of market entrants that have introduced or developed products addressing authoring and communications over the Internet. As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The software industry addressing authoring and communications over the Internet is young and has few proven products. In addition, new models for licensing software will be needed to accommodate new information delivery practices. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, ease of use and access, cost, and quality of service) remain unresolved and may affect the growth of Internet use, together with the software standards and electronic media employed in such markets.

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

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the disclosure, but requires the Company to display an amount representing total comprehensive income for the periods presented in its financial statements. The Company will be required to implement SFAS No. 130 for its fiscal year 1999.

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

"YEAR 2000" ISSUES

     The Company is aware of and addressing a broad range of issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial and other transactions worldwide. Failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

     The Company's financial information systems include an SAP system recently implemented in the United States, Japan and Asia, Pacific and Latin America, and an Oracle system in Europe that will be upgraded to the most recent version later in fiscal 1998. These systems are believed to be "Year 2000" compliant. The Company is analyzing its remaining computer systems to identify any potential "Year 2000" issues and will take appropriate corrective action based on the results of such analysis. Management has not yet determined the cost related to achieving "Year 2000" compliance.

     In addition, the "Year 2000" issue could affect the products that the Company sells. The Company believes that the current versions of its products are "Year 2000" compliant. The Company's products are subject to ongoing analysis and review.

                           LIQUIDITY AND CAPITAL RESOURCES


                                          MAY 29      NOVEMBER 28
                                           1998           1997       CHANGE
                                        ----------    -----------  ----------
                                           (Dollars in millions)

     Cash, cash equivalents and
       short-term investments               $392.6         $503.0       (21.9)%

     Working capital                        $375.3         $454.3       (17.4)%

     Stockholders' equity                   $684.2         $715.4        (4.4)%


     The Company's cash, cash equivalents and short-term investments, consisting principally of municipal bonds, auction rate certificate securities, United States government and government agency securities, and asset-backed securities, decreased $110.4 million or 21.9% during the first six months of 1998. All of the Company's cash equivalents and short-term investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

     Major sources of cash during the first six months of 1998 included cash generated from operations of $63.7 million and proceeds from the issuance of common stock primarily related to the exercise of stock options of $37.7 million. Major uses of cash during the period included $122.9 million to repurchase Adobe common stock, net purchases of short-term investments of $43.3 million, additions to other assets of $40.5 million, capital expenditures totaling $36.5 million for property and equipment, and the payment of dividends of $9.6 million.

     In September 1997, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to an additional 15.0 million shares of the Company's common stock over a two-year period. During the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998, the Company repurchased approximately 4.7 and 3.0 million shares of its common stock, respectively. These stock repurchase programs are intended to enhance stockholder value by reducing the number of outstanding shares net of offsetting increases due to employee stock purchases and stock option exercises. The timing and size of any future stock repurchases are subject to market conditions, stock prices and Adobe's cash position and other cash requirements going forward.

     To facilitate the Company's stock repurchase programs, the Company sold put warrants to independent third parties. Each warrant entitles the holder to sell one share of Adobe's common stock to the Company at a specified price. On May 29, 1998, put warrants to sell approximately 3.2 million shares of the Company's common stock were outstanding that expire on various dates through November 1998 with an average exercise price of $39.26 per share. Under these put warrant arrangements, the Company, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and market value at the date of exercise; therefore the put warrants do not result in a liability on the balance sheet.

     In addition, the Company purchased call options from independent third parties that entitle the Company to buy its common stock on certain dates at specified prices. On May 29, 1998, call options to purchase approximately 1.0 million shares of the Company's common stock were outstanding that expire on various dates through November 1998 with an average exercise price of $40.49 per share.

     The Board of Directors of the Company declared two cash dividends on the Company's common stock of $.05 per common share, one for each of the first and second quarters of 1998. Also, on December 1, 1997, the Company dividended one share of Siebel Systems, Incorporated ("Siebel") common stock for each 300 shares of Adobe common stock held by stockholders of record on October 31, 1997. An equivalent cash dividend was paid for holdings of less than 7,500 Adobe shares and for odd-lot and fractional Siebel shares. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon business conditions, results of operations, the financial condition of the Company and other factors.

     Expenditures for property and equipment are expected to continue as staff increases and as the Company continues the construction of facilities both in the United States as well as in Europe. Furthermore, additional cash may be used to acquire software products or technologies complementary to the Company's business.

     The Company's principal commitments as of May 29, 1998 consisted of obligations under operating leases, venture investing activities, real estate development agreements, and various service agreements. These arrangements are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended November 28, 1997.

     The Company believes that existing cash, cash equivalents and short-term investments, together with cash generated from operations, will provide sufficient funds for the Company to meet its operating cash requirements in the foreseeable future, including planned capital expenditure programs, working capital requirements, the potential put warrant obligation and the dividend program.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk disclosures set forth in Item 7a of its Annual Report on Form 10-K for the year ended November 28, 1997 have not changed significantly.

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On April 17, 1997, a derivative action was filed in the Superior Court of the State of California, County of Santa Clara, against the current members of Adobe's Board of Directors and Paul Brainerd, a former member of the Board. The suit was filed by a stockholder purporting to assert on behalf of the Company claims for alleged breach of the Directors' fiduciary duty and mismanagement related to the Company's acquisition of Frame in October 1995. The Court granted Adobe's demurrer to the suit, with leave to amend for the plaintiff. In January 1998, the plaintiff filed an amended complaint making substantially the same claims but not including Mr. Brainerd. In March 1998, Adobe filed a demurrer to the amended complaint, which was overruled by the trial court in May 1998. In June 1998, Adobe filed a writ petition for review of the trial court's decision.

     Quantel Limited, a U.K. corporation, filed and served on the Company in January 1996 a complaint alleging that the Adobe Photoshop program infringed five U.S. patents held by Quantel. The complaint was filed in the United States District Court for the District of Delaware. In September 1997, a jury in federal court in Delaware found in favor of Adobe, finding that Adobe Photoshop did not infringe the five patents held by Quantel Limited, and that the five patents are invalid. In June 1998, Quantel filed a notice of appeal of the trial court's decision. The Company intends to vigorously defend any appeal.

     Management believes that the ultimate resolution of this matter and other matters discussed in the Company's Annual Report on Form 10-K for the year ended November 28, 1997 will not have a material impact on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on April 8, 1998.

     A proposal to elect three (3) Class I directors of the Company to serve for a two-year term expiring at the Annual Meeting of Stockholders in 2000 was approved by the stockholders. The nominees received the following votes:

                                               For       Withheld
                                        ----------       --------
          Charles M. Geschke            59,208,723        785,193
          William R. Hambrecht          59,298,821        695,095
          Delbert W. Yocum              59,280,806        713,110


     In June 1998, the total number of directors was increased to eight and Carol Mills was elected as a Class I director with a term expiring at the Annual Meeting of Stockholders in 2000.

     Incumbent Class II directors John E. Warnock, Gene P. Carter, Robert Sedgewick and William J. Spencer are currently serving for a term expiring at the Annual Meeting of Stockholders in 1999.

     Introduced was a proposal to approve the Company's Amended 1994 Performance and Restricted Stock Plan (the "Performance Plan"), including an increase of 500,000 in the number of shares reserved for issuance under the Performance Plan and increases in the per-participant annual limits from 50,000 shares to 200,000 shares and from $2,500,000 to $10,000,000. This proposal received the following votes:

          For:                          31,470,000
          Against:                      28,280,885
          Withheld:                        243,031

     In addition, stockholders ratified the appointment of KPMG Peat Marwick LLP as independent public accountants of the Company for the fiscal year ending November 27, 1998. This proposal received the following votes:

          For:                          59,433,105
          Against:                          59,064
          Withheld:                        501,747

     Abstentions and broker non-votes were each included in the determination of the number of shares represented at the meeting for purposes of determining the presence of a quorum at the Company's Annual Meeting of Stockholders. Each was tabulated separately. Abstentions and broker non-votes were not counted for purposes of determining the number of votes cast for a proposal.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits


                                                          INCORPORATED BY REFERENCE
     EXHIBIT                                         -------------------------------------        FILED
     NUMBER         EXHIBIT DESCRIPTION                 FORM           DATE       NUMBER         HEREWITH
     ----------     ------------------------------   -------      ---------       --------     ----------
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

     4.1            Second Amended and                   8-K       08/29/97       4
                    Restated Rights
                    Agreement between the
                    Company and Harris
                    Trust Company of
                    California

     10.1.6         1984 Stock Option Plan,             10-Q       07/02/93       10.1.6
                    as amended*

     10.21.3        Revised Bonus Plan*                 10-Q       02/28/97       10.21.3

     10.24.1        Amended 1994 Performance                                                            X
                    and Restricted Stock Plan*

     10.25.0        Form of Indemnity                   10-K       11/30/90       10.17.2
                    Agreement*

     10.25.1        Form of Indemnity                   10-Q       05/30/97       10.25.1
                    Agreement*


                                                                 (Continued)



                                                          INCORPORATED BY REFERENCE
     EXHIBIT                                          ----------------------------------           FILED
     NUMBER         EXHIBIT DESCRIPTION                 FORM           DATE         NUMBER       HEREWITH
     -------------  -------------------------------   ------       --------       --------       --------
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

     10.43          Resignation Agreement*              10-K       11/28/97       10.43

     10.44          Forms of Retention                  10-K       11/28/97       10.44
                    Agreement*

     21             Subsidiaries of the                 10-K       11/28/97       21
                    Registrant

     27.1           Financial Data Schedule                                                             X
     27.2           Financial Data Schedule                                                             X

     ---------------------------------------
     *Compensatory plan or arrangement

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended May 29, 1998.

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

                                        By   /s/  Harold L. Covert
                                             ------------------------------
                                             Harold L. Covert
                                             Vice President, Finance and
                                             Operations
                                             (Principal Accounting Officer)

Date: July 9, 1998

                               SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

     Adobe
     Acrobat
     FrameMaker
     Illustrator
     PhotoDeluxe
     Photoshop
     PostScript
     Premiere
     PrintGear

     All other brand or product names are trademarks or registered trademarks of their respective holders.