Form 10-Q
period 1998-08-28
ADOBE SYSTEMS INC
filed 1998-10-13
CIK 796343

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                              ----------------------
                                     FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 1998

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM_____________ TO______________

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

     Registrant's telephone number, including area code: (408) 536-6000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             Shares Outstanding
               Class                         September 25, 1998
               -----                         ------------------
     Common stock, $0.0001 par value              65,710,336

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 TABLE OF CONTENTS

                                                                      Page No.
                          PART I -- FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

            Condensed Consolidated Statements of Income
            Three Months Ended August 28, 1998 and August 29, 1997
            and Nine Months Ended August 28, 1998 and August 29, 1997     3

            Condensed Consolidated Balance Sheets
            August 28, 1998 and November 28, 1997                         4

            Condensed Consolidated Statements of Cash Flows
            Nine Months Ended August 28, 1998 and August 29, 1997         5

            Notes to Condensed Consolidated Financial Statements          7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            13

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                           28

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                              29

Item 2.   Changes in Securities and Use of Proceeds                      29

Item 6.   Exhibits and Reports on Form 8-K                               30

Signatures                                                               33

Summary of Trademarks                                                    34

PART I -- FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ADOBE SYSTEMS INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                         ------------------------      ------------------------
                                         AUGUST 28      AUGUST 29      AUGUST 28      AUGUST 29
                                           1998           1997           1998           1997
                                         ---------      ---------      ---------      ---------
Revenue:
   Licensing                             $  40,825      $  45,159       $125,132       $149,880
   Applications products                   182,107        184,880        522,923        534,882
                                         ---------      ---------       --------       --------
      Total revenue                        222,932        230,039        648,055        684,762
Direct costs                                26,781         32,689         84,059         99,636
                                         ---------      ---------       --------       --------
Gross margin                               196,151        197,350        563,996        585,126
                                         ---------      ---------       --------       --------
Operating expenses:
   Research and development                 53,598         43,876        153,335        123,326
   Sales and marketing                      84,126         78,392        242,787        225,609
   General and administrative               24,587         18,917         69,555         57,519
   Acquired in-process
      technology                             2,000          2,812          6,998          5,969
   Restructuring and other
      charges                               37,940          1,769         38,505           (590)
                                         ---------      ---------       --------       --------
Total operating expenses                   202,251        145,766        511,180        411,833
                                         ---------      ---------       --------       --------
Operating income (loss)                     (6,100)        51,584         52,816        173,293
                                         ---------      ---------       --------       --------
Nonoperating income, net:
   Investment gain                             215         25,526         12,489         24,936
   Interest and other income                 6,127          8,418         22,217         23,670
                                         ---------      ---------       --------       --------

Total nonoperating income, net               6,342         33,944         34,706         48,606
                                         ---------      ---------       --------       --------
Income before income taxes                     242         85,528         87,522        221,899
Provision for income taxes                      90         32,100         32,646         81,881
                                         ---------      ---------       --------       --------
Net income                               $     152      $  53,428       $ 54,876       $140,018
                                         ---------      ---------       --------       --------
                                         ---------      ---------       --------       --------
Basic net income per share               $      --      $     .73       $    .82       $   1.94
                                         ---------      ---------       --------       --------
                                         ---------      ---------       --------       --------
Shares used in computing basic
   net income per share                     67,278         72,766         67,271         72,103
                                         ---------      ---------       --------       --------
                                         ---------      ---------       --------       --------
Diluted net income per share             $      --      $     .72       $    .80       $   1.88
                                         ---------      ---------       --------       --------
                                         ---------      ---------       --------       --------
Shares used in computing diluted
   net income per share                     68,412         74,528         68,850         74,305
                                         ---------      ---------       --------       --------
                                         ---------      ---------       --------       --------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ADOBE SYSTEMS INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                        AUGUST 28     NOVEMBER 28
                                                          1998            1997
                                                        ---------     -----------
                                ASSETS
Current assets:
   Cash and cash equivalents                             $183,795       $267,576
   Short-term investments                                 259,471        235,380
   Receivables, net of allowances of $5,260 and $3,634,
     respectively                                         113,722        130,974
   Other current assets                                    38,926         45,016
                                                         --------       --------
       Total current assets                               595,914        678,946

Property and equipment, net                                95,244         80,978
Other assets                                              192,067        163,148
Deferred income taxes                                      19,742         16,999
                                                         --------       --------
                                                         $902,967       $940,071
                                                         --------       --------
                                                         --------       --------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade and other payables                               $46,690        $57,857
   Accrued expenses                                        96,392         94,358
   Accrued restructuring charges                           24,542          8,383
   Income taxes payable                                    43,402         48,343
   Deferred revenue                                        12,957         15,706
                                                         --------       --------
       Total current liabilities                          223,983        224,647
                                                         --------       --------
Stockholders' equity:
   Common stock, $0.0001 par value                              7              7
   Additional paid-in capital                             354,172        291,274
   Retained earnings                                      708,780        663,861
   Unrealized gains on investments, net                       875          3,590
   Cumulative translation adjustment                       (4,753)        (4,620)
   Treasury stock, at cost                               (380,097)      (238,688)
                                                         --------       --------
       Total stockholders' equity                         678,984        715,424
                                                         --------       --------
                                                         $902,967       $940,071
                                                         --------       --------
                                                         --------       --------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ADOBE SYSTEMS INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                        ------------------------
                                                        AUGUST 28      AUGUST 29
                                                          1998           1997
                                                        ---------      ---------
Cash flows from operating activities:
   Net income                                           $  54,876    $   140,018
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Stock compensation expense                             2,094          4,021
     Depreciation and amortization                         41,430         34,732
     Deferred income taxes                                 (2,811)       (16,155)
     Provision for losses on accounts receivable            2,010            881
     Tax benefit from employee stock plans                  8,955         18,427
     Equity in net income of Adobe Ventures                   640            956
     Gain on sale and distribution of equity investments  (12,967)       (27,645)
     Write-off of acquired in-process technology            6,998          5,969
     Non-cash restructuring and other charges               9,337             --
     Changes in operating assets and liabilities:
       Receivables                                         14,394         (7,654)
       Other current assets                                 4,041            (64)
       Trade and other payables                           (10,452)         3,934
       Accrued expenses                                    14,448          6,077
       Accrued restructuring costs                         19,329         (2,125)
       Income taxes payable                                (4,941)        (3,497)
       Deferred revenue                                    (2,682)           749
                                                         ---------    -----------
Net cash provided by operating activities                 144,699    $   158,624
                                                         ---------    -----------
Cash flows from investing activities:
   Purchases of short-term investments                   (871,465)    (2,187,336)
   Maturities and sales of short-term investments         845,905      2,136,511
   Acquisitions of property and equipment                 (52,713)       (25,348)
   Additions to other assets                              (47,516)         3,599
   Acquisitions, net of cash acquired                          --         (6,121)
                                                         ---------    -----------
Net cash used for investing activities                   (125,789)       (78,695)
                                                         ---------    -----------

                                                                    (Continued)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ADOBE SYSTEMS INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (CONTINUED)
                                    (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                        ------------------------
                                                        AUGUST 28      AUGUST 29
                                                          1998            1997
                                                        ---------      ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock               $  51,849      $  58,128
   Repurchase of common stock                            (141,409)       (53,255)
   Payment of dividends                                   (12,998)       (17,338)
                                                        ----------     ----------
Net cash used by financing activities                    (102,558)       (12,465)
                                                        ----------     ----------
Effect of foreign currency exchange rates on
   cash and cash equivalents                                 (133)        (1,298)
                                                        ----------     ----------
Net increase (decrease) in cash and cash equivalents      (83,781)        66,166

Cash and cash equivalents at beginning of period          267,576        110,745
                                                        ----------     ----------
Cash and cash equivalents at end of period              $ 183,795      $ 176,911
                                                        ----------     ----------
                                                        ----------     ----------

Supplemental disclosures:
   Cash paid during the period for income taxes         $  19,579      $  54,986
                                                        ----------     ----------
                                                        ----------     ----------
   Noncash investing and financing activities:
    Cash dividends declared but not paid                $   3,351      $   3,606
                                                        ----------     ----------
                                                        ----------     ----------

   Dividend in-kind declared but not issued             $      --      $   8,728
                                                        ----------     ----------
                                                        ----------     ----------

   Dividend in-kind distributed                         $   7,197      $  21,593
                                                        ----------     ----------
                                                        ----------     ----------

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

     The results of operations for the interim period ended August 28, 1998, are not necessarily indicative of the results to be expected for the full year.

     REVENUE RECOGNITION

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 establishes standards relating to the recognition of all aspects of software revenue. Based on the Company's ongoing assessment of the impact SOP 97-2 may have on its consolidated results of operations, the Company is modifying certain aspects of its business model such that any impact will not be significant. The Company will adopt SOP 97-2 for its fiscal year 1999.

     COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the periods presented in its financial statements. The Company will be required to implement SFAS No. 130 for its first quarter of fiscal year 1999.

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

                             ADOBE SYSTEMS INCORPORATED
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)
                                    (CONTINUED)

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DERIVATIVES AND HEDGING

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will be required to implement SFAS No. 133 for its fiscal year 2000. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

     RECLASSIFICATIONS

     Certain amounts in the 1997 Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the 1998 presentation.

NOTE 2.   OTHER ASSETS

     Other assets consisted of the following:

                                                AUGUST 28    NOVEMBER 28
                                                   1998          1997
                                                ---------    -----------
       Equity investments                       $  49,414      $  35,689
       Purchased technology and licensing
         agreements                                 3,463          5,043
       Restricted funds and security deposits     130,260        102,962
       Miscellaneous other assets                  23,139         45,097
                                                ---------    -----------
                                                  206,276        188,791

       Less accumulated amortization               14,209         25,643
                                                ---------    -----------
                                                $ 192,067      $ 163,148
                                                ---------    -----------
                                                ---------    -----------


                             ADOBE SYSTEMS INCORPORATED
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (CONTINUED)

NOTE 3.   ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                              AUGUST 28     NOVEMBER 28
                                                 1998          1997
                                             -----------    -----------
       Accrued compensation and benefits     $    26,274    $    37,833
       Sales and marketing allowances             15,096         13,028
       Other                                      55,022         43,497
                                             -----------    -----------
                                             $    96,392    $    94,358
                                             -----------    -----------
                                             -----------    -----------

NOTE 4.   RESTRUCTURING AND OTHER CHARGES

     In the third quarter of fiscal 1998, the Company implemented a restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and profitability. As part of the restructuring program, the Company implemented a reduction in force of approximately 350 positions, for the most part in its North American operations. The reductions came primarily from overhead areas, divested business units and redundant marketing activities, and as of August 31, 1998, the majority of these terminations were completed. In addition to severance and related charges associated with the reduction in force, the restructuring program includes charges for divesting two business units, vacating leased facilities and canceling certain contracts. These actions and other non-recurring items resulted in charges of $37.9 million, of which approximately $9.3 million were non-cash charges. Of the $28.6 million in anticipated cash charges, $20.4 million remains accrued at August 28, 1998, and will be paid over the next twelve months and financed through current working capital.

                             ADOBE SYSTEMS INCORPORATED
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (CONTINUED)

NOTE 4.   RESTRUCTURING AND OTHER CHARGES (CONTINUED)

     The following table depicts the restructuring and other activity through August 28, 1998:

                              ACCRUED                                                      ACCRUED
                             BALANCE AT          TOTAL                                    BALANCE AT
                             NOVEMBER 28        CHARGES         CASH                      AUGUST 28
                                1997           (CREDITS)      PAYMENTS    WRITE-DOWNS       1998
                             -----------       ---------      --------    -----------     ----------
Severance and
   related charges                $   --        $13,699        $(3,124)     $      --       $ 10,575
Lease termination
   costs                              --          4,526             --             --          4,526
Impairment of
   leasehold
   improvements at
   vacated facilities                 --          6,382             --         (6,382)            --
Divestiture of
   business units                     --          5,958             --         (5,958)            --
Canceled contracts                    --          6,178         (1,296)            --          4,882
Other nonrecurring
   charges                            --          4,367             --         (3,964)           403
                             -----------       ---------      --------    -----------     ----------
                                      --         41,110         (4,420)       (16,304)        20,386
Accrual related
   to previous
   restructuring                   8,383         (3,170)        (1,057)            --          4,156
                             -----------       ---------      --------    -----------     ----------
                                  $8,383        $37,940        $(5,477)     $ (16,304)      $ 24,542
                             -----------       ---------      --------    -----------     ----------
                             -----------       ---------      --------    -----------     ----------

     The Company divested two business units with aggregate net assets of approximately $6.0 million, including cash of $3.8 million, in exchange for $2.5 million in notes receivable and future royalties. The Company fully offset the notes receivable with an allowance for doubtful accounts due to uncertainties in collection. The two business units generated combined annual revenues of approximately $25 million. Operating losses associated with these two business units were not material.

     Canceled contracts relate primarily to the divestiture of the two business units and the termination of certain corporate marketing programs.

     Other non-recurring charges primarily include the write-off of fixed assets as a result of a book-to-physical inventory adjustment and goodwill relating to a business in Japan that is in the process of restructuring its business function.

     Approximately $8.4 million in accrued restructuring costs remained as of November 28, 1997 in connection with the mergers with Aldus and Frame in fiscal 1994 and fiscal 1995, respectively. During fiscal 1998 lease payments of $1.1 million were made against the accrual and, as a result of the renegotiation of certain facility leases and the sublease of certain facilities in fiscal 1998, $3.2 million of the restructuring accrual related to the Aldus and Frame acquisitions was reversed in the third quarter of fiscal 1998. The remaining accrual of $4.2 million at August 28, 1998 relates to lease termination costs primarily in Europe.

                             ADOBE SYSTEMS INCORPORATED
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (CONTINUED)

NOTE 5.   NET INCOME PER SHARE

     Basic net income per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive common equivalent shares including unvested restricted common stock, stock options using the treasury stock method, and put warrants using the reverse treasury stock method.


                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                             -------------------------      ------------------------
                                             AUGUST  28      AUGUST 29      AUGUST 28      AUGUST 29
                                                1998           1997           1998           1997
                                             ----------      ---------      ---------      ---------
Net income                                    $     152       $ 53,428       $ 54,876      $ 140,018
                                             ----------      ---------      ---------      ---------
                                             ----------      ---------      ---------      ---------
Shares used to compute basic net
  income per share (weighted
  average shares outstanding
  during the period)                             67,278         72,766         67,271         72,103

Dilutive common equivalent
  shares:
  Unvested restricted stock                          67            179             67            179
  Stock options                                     868          1,583          1,483          2,023
  Put warrants                                      199             --             29             --
                                             ----------      ---------      ---------      ---------
Shares used to compute diluted
  net income per share                           68,412         74,528         68,850         74,305
                                             ----------      ---------      ---------      ---------
                                             ----------      ---------      ---------      ---------
Basic net income per share                    $      --       $    .73       $    .82      $    1.94
                                             ----------      ---------      ---------      ---------
                                             ----------      ---------      ---------      ---------
Diluted net income per share                  $      --       $    .72       $    .80      $    1.88
                                             ----------      ---------      ---------      ---------
                                             ----------      ---------      ---------      ---------


NOTE 6.   STOCKHOLDERS' EQUITY

     STOCK REPURCHASE PROGRAMS

     In September 1997, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to an additional 15 million shares of the Company's common stock over a two-year period. This new stock repurchase program was in addition to an existing program, whereby the Company has been authorized to repurchase shares to offset issuances under employee stock option and stock purchase plans. During the fourth quarter of fiscal 1997 and the first nine months of fiscal 1998, the Company repurchased approximately 4.7 and 3.7 million shares of its common stock, respectively. As of August 28, 1998, management is authorized to repurchase an additional 7.7 million shares under the 15 million share repurchase program.

     PUT WARRANTS AND CALL OPTIONS

     To facilitate the Company's stock repurchase programs, the Company sold put warrants to independent third parties. Each warrant entitles the holder to sell one share of Adobe's common stock to the Company at a specified price. On August 28, 1998, put warrants to sell

                             ADOBE SYSTEMS INCORPORATED
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (CONTINUED)

NOTE 6.   STOCKHOLDERS' EQUITY (CONTINUED)

approximately 1.4 million shares of the Company's common stock were outstanding that expire on various dates through February 1999 with an average exercise price of $40.67 per share. Under these put warrant arrangements, the Company, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and market value at the date of exercise.

     In addition, the Company purchased call options from independent third parties that entitle the Company to buy its common stock on certain dates at specified prices. On August 28, 1998, call options to purchase approximately 128,000 shares of the Company's common stock were outstanding that expire on various dates through February 1999 with an average exercise price of $29.79 per share.

NOTE 7.   COMMITMENTS

     During the third quarter of fiscal 1998, the Company engaged two investment banking firms to assist with responding to an unsolicited acquisition proposal. As part of the agreement, the Company is required to pay advisory fees of approximately $13.0 million, of which approximately $12.0 million remains to be paid over the next two years. In the event that the Company terminates either of the firms' services, the Company is still committed to pay advisory fees until its obligation is fulfilled.

NOTE 8.   SUBSEQUENT EVENT

     STOCK OPTION REPRICING

     In order to address concerns regarding employee retention, on September 23, 1998, the Board of Directors approved a stock option repricing program whereby each eligible underwater stock option was automatically amended to have an exercise price equal to the Company's closing stock price on that day. All other terms of the options, including expiration dates, remain substantially the same. Approximately 5 million options were amended under this repricing program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION (PRESENTED IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS) SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.

     IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                               RESULTS OF OPERATIONS


OVERVIEW

     Adobe Systems Incorporated ("Adobe" or the "Company") develops, markets, and supports computer software products and technologies that enable users to express and use information across both print and electronic media. The Company offers a market-leading line of applications software and type products for creating and distributing visually rich communication materials; licenses its industry-standard technologies to major hardware manufacturers, software developers, and service providers; and offers integrated software solutions to businesses of all sizes. The Company distributes its products through a network of original equipment manufacturer ("OEM") customers, distributors and dealers, value-added resellers ("VARs"), and system integrators and has operations in North America, Europe, Japan, and Asia, Pacific and Latin America.

     The following table sets forth for the three and nine month periods ended August 28, 1998 and August 29, 1997, the Company's condensed consolidated statements of income expressed as a percentage of total revenue:

                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                    ------------------------      ------------------------
                                    AUGUST 28      AUGUST 29      AUGUST 28      AUGUST 29
                                      1998           1997           1998           1997
                                    ---------      ---------      ---------      ---------
Revenue:
  Licensing                             18.3%          19.6%          19.3%          21.9%
  Applications products                 81.7           80.4           80.7           78.1
                                    ---------      ---------      ---------      ---------
      Total revenue                    100.0          100.0          100.0          100.0

Direct costs                            12.0           14.2           13.0           14.6
                                    ---------      ---------      ---------      ---------
Gross margin                            88.0           85.8           87.0           85.4
                                    ---------      ---------      ---------      ---------
Operating expenses:
  Research and development              24.0           19.1           23.7           18.0
  Sales and marketing                   37.8           34.1           37.5           32.9
  General and administrative            11.0            8.2           10.7            8.4
  Acquired in-process
   technology                            0.9            1.2            1.1            0.9
  Restructuring and other
   charges                              17.0            0.8            5.9           (0.1)
                                    ---------      ---------      ---------      ---------
Total operating expenses                90.7           63.4           78.9           60.1
                                    ---------      ---------      ---------      ---------
Operating income (loss)                 (2.7)          22.4            8.1           25.3
                                    ---------      ---------      ---------      ---------
Nonoperating income, net:
  Investment gain                        0.1           11.1            1.9            3.6
  Interest and other income              2.7            3.7            3.5            3.5
                                    ---------      ---------      ---------      ---------
Total nonoperating income, net           2.8           14.8            5.4            7.1
                                    ---------      ---------      ---------      ---------
Income before income taxes               0.1           37.2           13.5           32.4

Provision for income taxes                --           14.0            5.0           12.0
                                    ---------      ---------      ---------      ---------
Net income                               0.1%          23.2%           8.5%          20.4%
                                    ---------      ---------      ---------      ---------
                                    ---------      ---------      ---------      ---------

REVENUE

                                        AUGUST 28      AUGUST 29
                                          1998           1997         CHANGE
                                        ---------      ---------      ------
                                     (Dollars in millions)
     Three months ended:
        Total revenue                     $222.9         $230.0         (3.1)%

     Nine months ended:

        Total revenue                     $648.1         $684.8         (5.4)%

     Total revenue decreased 3.1% and 5.4% in the third quarter and first nine months of fiscal 1998, respectively, as compared to the corresponding periods in fiscal 1997. The weakness in the Japanese economy and a decrease in licensing revenue were the principal factors in the Company's revenue decline.

     As part of the Company's restructuring program announced and implemented in the third quarter of fiscal 1998, two business units were divested which generated combined annual revenues of approximately $25 million. The Company has targeted annual revenue growth from its ongoing businesses of approximately 15% as compared to fiscal 1998 reported revenue.

     LICENSING REVENUE:


                                         AUGUST 28      AUGUST 29
                                           1998           1997           CHANGE
                                         ---------      ---------        ------
                                           (Dollars in millions)
     Three months ended:

         Licensing revenue                 $40.8          $45.2           (9.6)%

         Percentage of total revenue        18.3%          19.6%

     Nine months ended:

         Licensing revenue                $125.1         $149.9          (16.5)%

         Percentage of total revenue        19.3%          21.9%

     Licensing revenue is derived from shipments by OEM customers of products containing Adobe PostScript technology. Adobe PostScript is a software language for describing to a printer the appearance of a page, including text, graphics, and images. Products that contain PostScript technology include: (1) black-and-white printers; (2) color printers; (3) slide recorders; (4) imagesetters; (5) screen displays; and (6) digital copiers. Adobe PostScript technology includes Adobe PostScript, Adobe PostScript Level 2, Adobe PostScript 3, and Adobe PostScript Extreme, all of which serve the enterprise, graphic arts, production printing, small office/home office markets, and high-volume production printing markets.

            Licensing revenue decreased $4.4 million or 9.6% in the third quarter of fiscal 1998 compared to the same quarter last year and $24.8 million or 16.5% in the first nine months of fiscal 1998 compared to the same period in 1997 primarily due to weakness in the Japanese personal computer and printer markets and a reduction in royalty revenue from Hewlett-Packard Company's ("HP") desktop monochrome laser printer division which is now incorporating a non-Adobe clone version of Adobe PostScript into some of its products.

     The Company continues to be cautious about licensing revenue in the short term due to weak Japanese market conditions and uncertain timing of OEM customer introductions of products incorporating Adobe's latest technologies. Based on a strategic review of the Company's printing systems business, the Company is now focusing its resources on high growth revenue opportunities in digital color, color inkjet, short-run on-demand digital printing, and digital copiers. This strategic focus is intended to increase licensing revenue growth in the long term, although the Company anticipates that its licensing revenue in the remainder of fiscal 1998 will continue to be below fiscal 1997 levels.

     APPLICATIONS PRODUCTS REVENUE:

                                        AUGUST 28      AUGUST 29
                                          1998           1997         CHANGE
                                        ---------      ---------      ------
                                         (Dollars in millions)
     Three months ended:

         Applications products revenue    $182.1         $184.9        (1.5)%

         Percentage of total revenue        81.7%          80.4%

     Nine months ended:

         Applications products revenue    $522.9         $534.9        (2.2)%

         Percentage of total revenue        80.7%          78.1%


     Applications products revenue is derived predominantly from shipments of application software programs marketed through distribution channels, with the exception of Adobe PhotoDeluxe, which is primarily distributed through OEM bundling agreements with digital camera, scanner, and personal computer manufacturers.

     Applications products revenue decreased $2.8 million or 1.5% in the third quarter of fiscal 1998 compared to the same period last year due to a decline in Adobe Illustrator and PageMaker revenues as the market anticipates new releases of these products and due to ongoing weakness in the Japanese economy. The decline in revenue was partially offset by increased sales of Photoshop and revenue growth from the Company's video products, Acrobat products, and ImageReady, the Company's new product for designing images on the Internet.

     For the first nine months of fiscal 1998, applications products revenue decreased $12.0 million or 2.2% compared to the same period last year primarily due to weakness in the Japanese economy and a continuing decline in applications product revenue from the Macintosh platform.

     DIRECT COSTS

                                        AUGUST 28      AUGUST 29
                                          1998           1997         CHANGE
                                        ---------      ---------      ------
                                         (Dollars in millions)
     Three months ended:

         Direct costs                      $26.8         $32.7         (18.1)%

         Percentage of total revenue        12.0%         14.2%

     Nine months ended:

         Direct costs                      $84.1         $99.6         (15.6)%

         Percentage of total revenue        13.0%         14.6%


     Direct costs include product packaging, third party royalties, amortization of localization costs and acquired technologies, and reserves for excess and obsolete inventory. Direct costs were lower in the third quarter and first nine months of fiscal 1998 compared with the same periods last year due to lower royalty expenses and less product inventory requiring reserves for obsolescence.

     Gross margin (expressed as a percentage of revenue), in general, is affected by the mix of licensing revenue versus applications products revenue as well as the product mix within application products and the mix of full and upgrade products sold.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT:

                                        AUGUST 28      AUGUST 29
                                          1998           1997         CHANGE
                                        ---------      ---------      ------
                                         (Dollars in millions)
     Three months ended:

         Research and development          $53.6          $43.9        22.2%

         Percentage of total revenue        24.0%          19.1%

     Nine months ended:

         Research and development         $153.3         $123.3        24.3%

         Percentage of total revenue        23.7%          18.0%

     Research and development expenses consist principally of salaries and benefits for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

     Research and development expenses increased in the third quarter and first nine months of fiscal 1998 compared with the same periods last year due to increased investment in new technologies, new product development, and the infrastructure to support such activities. The increase reflects the expansion of the Company's engineering staff and related costs required to support its continued emphasis on developing new products and enhancing existing products. The Company continues to make significant investments in development of its software products, including those targeted for the growing Internet market.

     Research and development expenses in the fourth quarter of fiscal 1998 are expected to decrease in absolute dollars from the third quarter of fiscal 1998 as a result of the Company's restructuring program. Research and development expenses beyond the fourth quarter of fiscal 1998 are expected to increase in absolute dollars as the Company believes that continued investments in research and development, including the recruiting and hiring of software developers, are necessary to remain competitive in the marketplace and are directly related to continued, timely development of new and enhanced products.

     SALES AND MARKETING:

                                        AUGUST 28      AUGUST 29
                                          1998           1997         CHANGE
                                        ---------      ---------      ------
                                         (Dollars in millions)
     Three months ended:

         Sales and marketing               $84.1          $78.4         7.3%

         Percentage of total revenue        37.8%          34.1%


     Nine months ended:

         Sales and marketing               $242.8         $225.6        7.6%

         Percentage of total revenue         37.5%          32.9%

     Sales and marketing expenses include salaries and benefits, sales commissions, travel expenses, and related facility costs for the Company's sales, marketing, customer support, and distribution personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows and other market development programs.

     Sales and marketing expenses increased in the third quarter of fiscal 1998 compared to the same period last year due to higher employee costs, trade show expenses and customer support costs.

     For the first nine months of fiscal 1998 compared with the same period last year, sales and marketing expenses increased due to advertising and promotional expenditures in connection with new product releases and sales and marketing staff to support a growing number of products and customers.

     Sales and marketing expenses in the fourth quarter of fiscal 1998 are expected to decrease in absolute dollars from the third quarter of fiscal 1998 as a result of the Company's restructuring program. Sales and marketing expenses beyond the fourth quarter of fiscal 1998 are expected to increase in absolute dollars to support future revenue growth.



     GENERAL AND ADMINISTRATIVE:

                                        AUGUST 28      AUGUST 29
                                          1998           1997         CHANGE
                                        ---------      ---------      ------
                                          (Dollars in millions)
     Three months ended:

         General and administrative        $24.6         $18.9          30.0%

         Percentage of total revenue        11.0%          8.2%

     Nine months ended:

         General and administrative        $69.6          $57.5         20.9%

         Percentage of total revenue        10.7%           8.4%


     General and administrative expenses consist principally of salaries and benefits, travel expenses, and related facility expenses for finance, human resources, legal, information services, and administrative personnel of the Company. General and administrative expenses also include outside legal and accounting fees, bad debts, and expenses associated with computer equipment and software used in the administration of the business.

     General and administrative expenses increased $5.7 million or 30% for the third quarter of fiscal 1998 compared with the same period last year due to increased expenses for outside legal and investment banking services in connection with responding to an unsolicited acquisition proposal, increased employee costs, and higher depreciation and building expenses associated with increased staff and a more comprehensive administrative infrastructure. In addition, the provision for losses on accounts receivable increased to reserve for accounts receivable from certain customers which were deemed potentially uncollectible.

     For the first nine months of fiscal 1998 compared to the same period last year, general and administrative expenses increased due to higher legal and investment banking expenses, employee expenses and related depreciation and building expenses associated with increased staff. Additionally, general and administrative expenses in the first nine months of fiscal 1998 include the write-off of $2.4 million of goodwill associated with an acquisition that took place in fiscal 1997. These increased expenses were partially offset by the reversal of an executive incentive bonus program accrual that was based on various revenue and operating margin targets that were not attained.

     General and administrative expenses in the fourth quarter of fiscal 1998 are expected to decrease in absolute dollars from the third quarter of fiscal 1998 as a result of the Company's restructuring program. General and administrative expenses beyond the fourth quarter of fiscal 1998 are expected to increase in absolute dollars to support future infrastructure needs and also due to continuing commitments resulting from the Company's response to an unsolicited acquisition proposal during the third quarter of fiscal 1998.

     ACQUIRED IN-PROCESS TECHNOLOGY:

                                           AUGUST 28      AUGUST 29
                                             1998           1997         CHANGE
                                           ---------      ---------      ------
                                             (Dollars in millions)
     Three months ended:

         Acquired in-process technology      $2.0           $2.8          (28.9)%

         Percentage of total revenue          0.9%           1.2%

     Nine months ended:

         Acquired in-process technology     $7.0           $6.0            17.2%

         Percentage of total revenue         1.1%           0.9%

     For the third quarter and first nine months of fiscal 1998, acquired in-process technology includes several acquired technologies associated with Adobe products that have yet to reach technological feasibility as defined within SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," and for which no alternative uses have been established by the Company.

     The Company acquired two software companies during the first nine months of fiscal 1997 and accounted for the transactions using the purchase method. The aggregate purchase price of the companies was principally allocated to in-process research and development, and was therefore expensed at the time of the acquisitions.

     RESTRUCTURING AND OTHER CHARGES:


                                             AUGUST 28      AUGUST 29
                                               1998           1997         CHANGE
                                             ---------      ---------      ------
                                              (Dollars in millions)
     Three months ended:

         Restructuring and other charges      $37.9           $1.8         2044.7%

         Percentage of total revenue           17.0%           0.8%

     Nine months ended:

         Restructuring and other charges      $38.5           $(0.6)           --

         Percentage of total revenue            5.9%           (0.1)%

     In the third quarter of fiscal 1998, the Company implemented a restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and profitability. As part of the restructuring program, the Company implemented a reduction in force of approximately 350 positions, for the most part in its North American operations. The reductions came primarily from overhead areas, divested business units and redundant marketing activities, and as of August 31, 1998, the majority of these terminations were completed. In addition to severance and related charges associated with the reduction in force, the restructuring program includes charges for divesting two business units, vacating leased facilities and canceling certain contracts. These actions and other non-recurring items resulted in charges of $37.9 million, of which approximately $9.3 million were non-cash charges. For further information regarding the Company's restructuring program, see Note 4 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I of this Quarterly Report. In the third quarter of fiscal 1997, restructuring and other charges included a charge related to the acquisition of intellectual property.

     In addition to the aforementioned items, included in restructuring and other charges for the first nine months of fiscal 1998 are expenses associated with the reduction in force in the Company's Printing and Systems business as part of the Company's initiative to refocus resources on high-growth opportunities in the printing and digital copier markets. The first nine months of fiscal 1997 also include a net gain on the divestiture of a product line.

     The Company currently does not anticipate further restructuring charges during the remainder of fiscal 1998 as it completes its restructuring program. As a result of the restructuring program, the Company's expense base was reduced by approximately $60 million on an annualized basis. The majority of cost savings are expected to be realized as a result of lower headcount, reduced facility costs and terminated marketing programs. Beyond the fourth quarter of fiscal 1998, these cost savings are expected to be offset by increased operating expenses to support future revenue growth.

NONOPERATING INCOME, NET

    INVESTMENT GAIN :

                                        AUGUST 28      AUGUST 29
                                          1998           1997            CHANGE
                                        ---------      ---------         ------
                                         (Dollars in millions)
     Three months ended:

         Investment gain                  $ 0.2          $25.5           (99.2)%

         Percentage of total revenue        0.1%          11.1%

     Nine months ended:

         Investment gain                  $12.5          $24.9           (49.9)%

         Percentage of total revenue        1.9%           3.6%


     Investment gain consists principally of realized gains or losses from direct investments as well as mark-to-market valuation adjustments for Adobe Ventures L.P. investments.

     During the third quarter of fiscal 1998, gains and losses resulting from investment activity were minimal. In the third quarter of fiscal 1997, investment gain included a $20.3 million gain for the distribution to stockholders of 554,553 shares of Netscape Communications Corporation ("Netscape") stock as a stock dividend, and a gain of $7.3 million for the sale of 200,000 shares of Netscape stock, both of which were partially offset by losses from direct investments.

     For the first nine months of fiscal 1998, the investment gain consists principally of two transactions. McQueen International Limited ("McQueen"), a former investee of the Company, was acquired by Sykes Enterprises, Incorporated ("Sykes"), a publicly traded company. In connection with the acquisition, the Company exchanged its shares of McQueen for approximately 487,000 shares of Sykes' restricted common stock and recorded a gain on the exchange of $6.7 million. In the third quarter of 1998, these shares were sold and an additional minimal gain was recorded. In addition, the Company liquidated its investment in Siebel Systems, Incorporated ("Siebel") through the distribution to its stockholders of approximately 165,000 shares of Siebel as a dividend-in-kind and the sale of its remaining Siebel shares. A gain was recognized on the transaction of approximately $5.7 million.

     INTEREST AND OTHER INCOME:


                                        AUGUST 28      AUGUST 29
                                          1998           1997         CHANGE
                                        ---------      ---------      ------
                                          (Dollars in millions)
     Three months ended:

         Interest and other income          $6.1           $8.4       (27.2)%

         Percentage of total revenue         2.7%           3.7%

     Nine months ended:

         Interest and other income         $22.2          $23.7        (6.1)%

         Percentage of total revenue         3.5%           3.5%


     Interest and other income consists principally of interest earned on cash, cash equivalents, and short-term investments.

     The decrease in interest and other income in the third quarter and the first nine months of fiscal 1998 compared with the same periods last year is due to lower average cash and short-term investment balances in 1998, primarily as a result of stock repurchases in the fourth quarter of fiscal 1997 and the first nine months of fiscal 1998.

PROVISION FOR INCOME TAXES

                                        AUGUST 28      AUGUST 29
                                          1998           1997         CHANGE
                                        ---------      ---------      ------
                                         (Dollars in millions)
     Three months ended:

         Provision for income taxes         $0.1          $32.1       (99.7)%

         Percentage of total revenue         0.0%          14.0%

         Effective tax rate                 37.3%          37.5%


     Nine months ended:

         Provision for income taxes        $32.6          $81.9       (60.1)%

         Percentage of total revenue         5.0%          12.0%

         Effective tax rate                 37.3%          36.9%


     The Company's effective tax rate for the third quarter of fiscal 1998 was lower than the same period in fiscal 1997 primarily as a result of the non-deductible in-process research and development charges incurred in the third quarter of fiscal 1997.

     In the first nine months of fiscal 1998, the Company's effective tax rate increased primarily due to the non-deductible write-off of goodwill relating to a fiscal 1997 acquisition, a decrease in research and experimentation tax credits (the federal credit expired on June 30, 1998), and lower tax-exempt interest income.

     The Company expects that the effective tax rate for the remainder of fiscal 1998 will be between 37% and 38% due to lower tax-exempt interest income as a result of cash requirements for the Company's stock repurchase programs and due to the expiration of the federal research and experimentation tax credit on June 30, 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     The Company believes that in the future its results of operations could be affected by various factors, such as delays in shipment of the Company's new products and major new versions of existing products, lack of market acceptance of new products and upgrades, weakness in demand for Macintosh application software and Macintosh-related printers, renegotiation of royalty arrangements, growth in worldwide personal computer and printer sales and sales price adjustments, consolidation in the OEM printer business, ongoing weakness in the color copier business due to product transitions, industry transitions to new business and information delivery models, ongoing weakness in the Japanese and other Asian economies, "Year 2000" issues, and adverse changes in general economic conditions in any of the countries in which the Company does business.

     The Company has stated that in fiscal 1999 its annual revenue growth target is 15% and its operating margin target is 25% of total revenue. These targets are used to assist the Company's management in making decisions about the allocation of resources and investments, not as predictions of future results. The targets reflect a number of assumptions, including assumptions about the Company's pricing, manufacturing costs and volumes, and the mix of application products and licensing revenue, full and upgrade products, distribution channels and geographic distribution. These and many other factors described herein affect the Company's financial performance and may cause the Company's future results, including results for the current quarter, to vary materially from these targets.

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

     Although the Company generally offers its application products on Macintosh, Windows, and UNIX platforms, a majority of the overall revenue from these products prior to fiscal 1997 has been from the Macintosh platform, particularly for the higher end Macintosh computers. In fiscal 1997, Windows-based application revenue exceeded that from the Macintosh platform for the first time, and for the past several quarters, Macintosh platform sales of application products have continued to decline year over year while Windows platform sales have continued to rise. If there is a continuing slowdown of customer purchases in the higher end Macintosh market, or if the Company is unable to continue to increase its revenue from Windows customers commensurate with such a slowdown, the Company's operating results could be materially adversely affected. In addition, to the extent that there is a slowdown of customer purchases of personal computers in general, the Company's operating results could be materially adversely affected. Also, as the Company seeks to further broaden its customer base to achieve greater penetration in the corporate business and consumer markets, the Company may not successfully adapt its application software distribution channels, which could materially adversely affect the Company's operating results. The Company could experience decreases in average selling prices and some transitions in its distribution channels that could materially adversely affect its operating results.

     The Company continues to expand into third-party distribution channels, including value-added resellers and systems integrators, in its effort to further broaden its customer base. As a result, the financial health of these third parties, and the Company's continuing relationships with them, are becoming more important to the Company's success. Some of these companies are thinly capitalized and may be unable to withstand changes in business conditions. The Company's financial results could be adversely affected if the financial condition of certain of these third parties substantially weakens or if the Company's relationships with them deteriorate.

     The Company's OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for the Company. In the fall of fiscal 1997, HP began to ship non-Adobe PostScript clone software in some printers, resulting in lower licensing revenue to the Company in fiscal 1998, even though the Company continues to work with HP printer operations to incorporate Adobe PostScript and other technologies in other HP products. The Company expects lower licensing revenue from HP during the remainder of fiscal 1998.

     During late fiscal 1997 and the first nine months of fiscal 1998, the Company experienced a decline in both application and licensing revenue from the Japanese market due to a weak Japanese computer market and general economic conditions in Japan. In addition, at the end of fiscal 1997, inventory levels for applications products at the Company's Japanese distributors remained higher than what the Company considers normal. During fiscal 1998, the Company worked with its major distributors in Japan to reduce channel inventory to what the Company considers a reasonable level. The Company expects these adverse economic conditions to continue in the short term, and they may continue to adversely affect the Company's revenue and earnings. Although there are also adverse conditions in other Asian economies, the countries affected represent a much smaller portion of the Company's revenue and thus have less impact on the Company's operational results.

     The Company has recently implemented a restructuring of its business and reduced its workforce by more than ten percent. However, the Company plans to continue to invest in certain areas, which will require it to hire additional employees. Competition for high quality personnel, especially highly skilled engineers, is extremely intense. The Company's ability to effectively manage its growth will require it to continue to improve its operational and financial controls and information management systems, and to attract, retain, motivate, and manage employees effectively. The failure of the Company to effectively manage growth and transition in multiple areas of its business could have a material adverse effect on its results of operations.

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

     The Company derives a significant portion of its revenue and operating income from its subsidiaries located in Europe, Japan, and Asia, Pacific, and Latin America. The Company generally experiences lower revenue from its European operations in the third quarter because many customers reduce their purchasing activities in the summer months. Additionally, the Company is uncertain whether the recent weakness experienced in the Japan and Asia, Pacific and Latin America markets will continue in the foreseeable future due to extreme currency devaluation and liquidity problems in these regions. While most of the revenue of the European subsidiaries is denominated in U.S. dollars, the majority of revenue derived from Japan is denominated in yen and the majority of all subsidiaries' operating expenses are denominated in their local currencies. As a result, the Company's operating results are subject to fluctuations in foreign currency exchange rates. To date, the accounting impact of such fluctuations has been insignificant. The Company's hedging policy attempts to mitigate some of these risks, based on management's best judgment of the appropriate trade-offs among risk, opportunity, and expense. The Company has established a hedging program to hedge its exposure to foreign currency exchange rate fluctuations, primarily of the Japanese yen. The Company's hedging program is not comprehensive, and there can be no assurance that the program will offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

     On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to adopt the euro as their common legal currency and to establish fixed conversion rates between their existing sovereign currencies and the euro. The euro will then trade on currency exchanges and be available for non-cash transactions. Based on its preliminary assessment, the Company does not believe the conversion will have a material impact on the competitiveness of its products in Europe, where there already exists substantial price transparency, or increase the likelihood of contract cancellations. Further, the Company expects that modifications to comply with euro requirements will be made to its business operations and systems on a timely basis and does not believe that the cost of such modifications will have a material adverse impact on the Company's results of operations or financial condition. There can be no assurance, however, that the Company will be able to complete such modifications on a timely basis; any failure to do so could have a material adverse effect on the Company's results of operations or financial condition. In addition, the Company faces risks to the extent that suppliers, manufacturers, distributors and other vendors upon whom the Company relies and their suppliers are unable to make appropriate modifications to support euro transactions. The inability of such third parties to support euro transactions could have a material adverse effect on the Company's results of operations or financial condition.

     Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have, and has had in the past, an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry. In addition to factors specific to the Company, changes in analysts' earnings estimates for the Company or its industry and factors affecting the corporate environment, the Company's industry or the securities markets in general will often result in significant volatility of the Company's common stock price.

"YEAR 2000" ISSUES

     The Company is aware of and is addressing a broad range of issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to
00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer and embedded systems and from third parties with whom the Company deals on financial and other transactions worldwide. Failure of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

     The Company's financial information systems include an SAP system recently implemented in the United States, Japan and Asia, Pacific and Latin America, and an Oracle system in Europe which was upgraded to the most recent version in fiscal 1998. These systems are believed to be "Year 2000" compliant. The Company has substantially completed inventorying and analyzing its remaining centralized computer and embedded systems to identify any potential Year 2000 issues and will take appropriate corrective action based on the results of such analysis. The Company has a number of projects underway to replace or upgrade hardware and software that are known to be Year 2000 non-compliant. For the Year 2000 non-compliance issues identified to date, the cost of remediation is currently not expected to be material to the Company's operating results. The Company currently expects to substantially complete remediation and validation of its internal systems, as well as to develop contingency plans for certain internal systems, by mid-1999. However, if implementation of replacement upgraded systems or software is delayed, if significant new non-compliance issues are identified, or if contingency plans fail, the Company's results of operations or financial condition could be materially adversely affected.

     The Company is also in the process of contacting its critical suppliers, manufacturers, distributors, and other vendors to determine if their operations and the products and services that they provide to the Company are Year 2000 compliant. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans where practicable. However, such failures, including failures of any contingency plans, remain a possibility and could have a materially adverse impact on the Company's results of operations or financial condition.

     In addition, the "Year 2000" issue could affect the products that the Company sells. The Company believes that the current versions of its products are "Year 2000" compliant. However there can be no assurance that the Company's current products do not contain undetected errors or defects associated with Year 2000 that may result in material costs to the Company. Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether and to what extent the Company may be affected by it.

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 establishes standards relating to the recognition of all aspects of software revenue. Based on the Company's ongoing assessment of the impact SOP 97-2 may have on its consolidated results of operations, the Company is modifying certain aspects of its business model such that any impact will not be significant. The Company intends to adopt SOP 97-2 for its fiscal year 1999.

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

    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will be required to implement SFAS No. 133 for its fiscal year 2000. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.




                          LIQUIDITY AND CAPITAL RESOURCES

                                         AUGUST 28       NOVEMBER 28
                                           1998             1997         CHANGE
                                         ---------       -----------     --------
                                            (Dollars in millions)
     Cash, cash equivalents and
          short-term investments            $443.3         $503.0          (11.9)%

     Working capital                        $371.9         $454.3          (18.1)%

     Stockholders' equity                   $679.0         $715.4           (5.1)%

     The Company's cash, cash equivalents and short-term investments, consisting principally of municipal bonds, auction rate securities, and United States government and government agency securities, decreased $59.7 million or 11.9% during the first nine months of fiscal 1998. All of the Company's short-term investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

     Major sources of cash during the first nine months of fiscal 1998 included cash generated from operations of $144.7 million and proceeds from the issuance of common stock primarily related to the exercise of stock options and sale of stock under the Employee Stock Purchase Program of $51.8 million. Major uses of cash during the period included $138.2 million to repurchase Adobe common stock (net of put premiums received), net purchases of short-term investments of $25.6 million, additions to other assets of $47.5 million, capital expenditures totaling $52.7 million, and the payment of dividends of $13.0 million.

     During the third quarter of fiscal 1998, the Company engaged two investment banking firms to assist with responding to an unsolicited acquisition proposal. As part of these agreements, the Company is required to pay advisory fees of approximately $13.0 million, of which $12.0 million remains to be paid over the next two years. In the event that the Company terminates either of the firms' services, the Company is still committed to pay advisory fees until its obligation is fulfilled.

     In September 1997, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to an additional 15 million shares of the Company's common stock over a two-year period. This new stock repurchase program was in addition to an existing program, whereby the Company has been authorized to repurchase shares to offset issuances under employee stock option and stock purchase plans. During the fourth quarter of fiscal 1997 and the first nine months of fiscal 1998, the Company repurchased approximately 4.7 and 3.7 million shares of its common stock, respectively. As of August 28, 1998, management is authorized to repurchase an additional 7.7 million shares under the 15 million share repurchase program. These stock repurchase programs are intended to enhance stockholder value by reducing the number of outstanding shares net of offsetting increases due to employee stock purchases and stock option exercises. The timing and size of any future stock repurchases are subject to market conditions, stock prices and Adobe's cash position and other cash requirements going forward.

     To facilitate the Company's stock repurchase programs, the Company sold put warrants to independent third parties. Each warrant entitles the holder to sell one share of Adobe's common stock to the Company at a specified price. On August 28, 1998, put warrants to sell approximately 1.4 million shares of the Company's common stock were outstanding that expire on various dates through February 1999 with an average exercise price of $40.67 per share. Under these put warrant arrangements, the Company, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and market value at the date of exercise.

     In addition, the Company purchased call options from independent third parties that entitle the Company to buy its common stock on certain dates at specified prices. On August 28, 1998, call options to purchase approximately 128,000 shares of the Company's common stock were outstanding that expire on various dates through February 1999 with an average exercise price of $29.79 per share.

     The Board of Directors of the Company declared three cash dividends on the Company's common stock of $.05 per common share, one for each of the first, second and third quarters of 1998. Also, on December 1, 1997, the Company dividended one share of Siebel Systems, Incorporated ("Siebel") common stock for each 300 shares of Adobe common stock held by stockholders of record on October 31, 1997. An equivalent cash dividend was paid for holdings of less than 7,500 Adobe shares and for odd-lot and fractional Siebel shares. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon business conditions, results of operations, the financial condition of the Company and other factors.

     Expenditures for property and equipment are expected to continue as staff increases and as the Company continues the construction of a facility in Europe. Furthermore, additional cash may be used to acquire software products or technologies complementary to the Company's business.

     In addition to commitments related to an unsolicited acquisition proposal, the Company's principal commitments as of August 28, 1998 consisted of obligations under operating leases, venture investing activities, real estate development agreements, and various service agreements. These arrangements are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended November 28, 1997.

     The Company believes that existing cash, cash equivalents and short-term investments, together with cash generated from operations, will provide sufficient funds for the Company to meet its operating cash requirements in the foreseeable future, including planned capital expenditure programs, working capital requirements, the potential put warrant obligation, the dividend program, and obligations under the restructuring program announced and implemented during the third quarter of fiscal 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk disclosures set forth in Item 7a of its Annual Report on Form 10-K for the year ended November 28, 1997 have not changed significantly.

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On April 17, 1997, a derivative action was filed in the Superior Court of the State of California, County of Santa Clara, against the current members of Adobe's Board of Directors and Paul Brainerd, a former member of the Board. The suit was filed by a stockholder purporting to assert on behalf of the Company claims for alleged breach of the Directors' fiduciary duty and mismanagement related to the Company's acquisition of Frame in October 1995. The Court granted Adobe's demurrer to the suit, with leave to amend for the plaintiff. In January 1998, the plaintiff filed an amended complaint making substantially the same claims but not including Mr. Brainerd. In March 1998, Adobe filed a demurrer to the amended complaint, which was overruled by the trial court in May 1998. In June 1998, Adobe filed a writ petition with the California Court of Appeals for review of the trial court's decision, which was denied. In July 1998, Adobe filed a petition for review of the Court of Appeals' refusal to grant the writ with the Supreme Court of California, which was denied in September 1998. The Company intends to continue vigorously defending the action.

     Quantel Limited, a U.K. corporation, filed and served on the Company in January 1996 a complaint alleging that the Adobe Photoshop program infringed five U.S. patents held by Quantel. The complaint was filed in the United States District Court for the District of Delaware. In September 1997, a jury in federal court in Delaware found in favor of Adobe, finding that Adobe Photoshop did not infringe the five patents held by Quantel Limited, and that the five patents are invalid. The judge thereafter entered a decision in favor of Adobe on the infringement and invalidity issues, but determined that Quantel had not committed inequitable conduct in dealing with the U.S. Patent Office. In mid-1998, both parties filed notices of appeal as to various aspects of the trial court's decision. In August 1998, both parties decided not to continue their appeals and in September 1998, the court entered an order accepting the parties' resolution of the case. Neither party has paid any money in connection with the resolution of the case.

     Management believes that the ultimate resolution of these matters and other matters discussed in the Company's Annual Report on Form 10-K for the year ended November 28, 1997, and the Company's Quarterly Reports on Form 10-Q since then, will not have a material impact on the Company's financial position or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 3, 1998, the Company's Board of Directors approved certain amendments to the Company's Amended and Restated Bylaws related to (i) the advance notice requirements for stockholder proposals to be brought before meetings of stockholders, (ii) the requirements for stockholder nominations of persons for election as directors and (iii) fixing record dates.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

     EXHIBIT                                    INCORPORATED BY REFERENCE        FILED
                                             -------------------------------
     NUMBER    EXHIBIT DESCRIPTION           FORM      DATE           NUMBER    HEREWITH
     --------  ---------------------------   ----      ----           -----     --------
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

     3.2.10    Amended and Restated          8-K       9/3/98          3.2
               Bylaws as currently
               in effect.

     3.3       Certificate of Designation    10-K      11/28/97        3.3
               of the Series A Preferred
               Stock
     3.4       Agreement and Plan of         10-Q      05/30/97        2.1
               Merger effective 5/30/97
               (by virtue of a reincorp-
               oration), by and between
               Adobe Systems Incorpor-
               ated, a California corp-
               oration and Adobe Systems
               (Delaware) Incorporated,
               a Delaware corporation.
     4.1       Second Amended and            8-K       08/29/97        4
               Restated Rights
               Agreement between the
               Company and Harris
               Trust Company of
               California
     10.1.6    1984 Stock Option Plan,       10-Q      07/02/93       10.1.6
               as amended*
     10.21.3   Revised Bonus Plan*           10-Q      02/28/97       10.21.3
     10.24.1   Amended 1994 Performance      10-Q      05/29/98       10.24.1
               and Restricted Stock Plan*
     10.25.0   Form of Indemnity             10-K      11/30/90       10.17.2
               Agreement*
     10.25.1   Form of Indemnity             10-Q      05/30/97       10.25.1
               Agreement*

                                                    (Continued)

     EXHIBIT                                    INCORPORATED BY REFERENCE         FILED
                                             -------------------------------
     NUMBER    EXHIBIT DESCRIPTION           FORM      DATE           NUMBER    HEREWITH
     --------  ---------------------------   ----      ----           -----     --------
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

     10.39     1997 Employee Stock           S-8       05/30/97       10.39
               Purchase Plan, as amended*

     10.40     1994 Stock Option             S-8       05/30/97       10.40
               Plan, as amended*
     10.42     Amended and Restated                                                  X
               Limited Partnership
               Agreement of Adobe
               Incentive Partners, L.P.*
     10.43     Resignation Agreement*        10-K      11/28/97       10.43

     10.44     Forms of Retention            10-K      11/28/97       10.44
               Agreement*

     10.45     Confidential Executive
               Resignation Agreement
               And General Release of
               Claims*                                                               X

     10.46     Confidential Executive
               Resignation Agreement
               And General Release of
               Claims*                                                               X

     10.47     Confidential Executive
               Resignation Agreement
               And General Release of
               Claims*                                                               X

                                                    (Continued)


                                                   INCORPORATED BY REFEREBCE
     EXHIBIT                                       -------------------------       FILED
     NUMBER    EXHIBIT DESCRIPTION           FORM      DATE           NUMBER    HEREWITH
     --------  ---------------------------   ----      ----           -----     --------
     21        Subsidiaries of the           10-K      11/28/97       21
               Registrant
     27.1      Financial Data Schedule                                               X
     27.2      Financial Data Schedule                                               X

     --------------------------------------------
     *Compensatory plan or arrangement

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended August 28, 1998.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ADOBE SYSTEMS INCORPORATED



                                   By   /s/  Harold L. Covert
                                        --------------------------
                                        Harold L. Covert,
                                        Senior Vice President,
                                        Chief Financial Officer
                                        (Principal Financial Officer)




Date: October 13, 1998

                               SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

     Adobe
     Acrobat
     Adobe Illustrator
     FrameMaker
     ImageReady
     PageMaker
     PhotoDeluxe
     Photoshop
     PostScript


     All other brand or product names are trademarks or registered trademarks of their respective holders.