Form 10-K
period 1998-11-27
ADOBE SYSTEMS INC
filed 1999-02-17
CIK 796343

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

                  FOR THE FISCAL YEAR ENDED NOVEMBER 27, 1998

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER: 0-15175

                            ------------------------

                           ADOBE SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its charter)

                            ------------------------

             DELAWARE                                    77-0019522
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

    345 PARK AVENUE, SAN JOSE,                           95110-2704
            CALIFORNIA                                   (Zip Code)
  (Address of principal executive
             offices)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

    The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 1998 was $2,796,898,365.

    The number of shares outstanding of the registrant's common stock as of December 31, 1998 was 61,297,428.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Notice of Annual Meeting of Stockholders to be held on April 15, 1999 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                       PAGE NO.
                                                                                       --------
                                            PART I

Item 1.   Business...................................................................      3

Item 2.   Properties.................................................................     11

Item 3.   Legal Proceedings..........................................................     12

Item 4.   Submission of Matters to a Vote of Security Holders........................     12

                                            PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.......     13

Item 6.   Selected Financial Data....................................................     14

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations...............................................................     15

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.................     29

Item 8.   Financial Statements and Supplementary Data................................     31

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial
            Disclosure...............................................................     31

                                           PART III

Item 10.  Directors and Executive Officers of the Registrant.........................     32

Item 11.  Executive Compensation.....................................................     32

Item 12.  Security Ownership of Certain Beneficial Owners and Management.............     32

Item 13.  Certain Relationships and Related Transactions.............................     32

                                            PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K............     33

Signatures...........................................................................     35

Summary of Trademarks................................................................     37

Financial Statements.................................................................     38

Financial Statement Schedule.........................................................     69

Exhibits.............................................................................     71

FORWARD-LOOKING STATEMENTS

    IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1999. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                                     PART I

ITEM 1. BUSINESS

                               BUSINESS OVERVIEW

    Adobe Systems Incorporated ("Adobe" or the "Company") develops, markets, and supports computer software products and technologies that enable users to express and use information across print and electronic media. The Company offers a market-leading line of application software products, type products, and content for creating, distributing, and managing information of all types; licenses its industry-standard technologies to major hardware manufacturers, software developers, and service providers; and offers integrated software solutions to businesses of all sizes. The Company's software runs on Microsoft Windows, Apple Macintosh, and UNIX platforms.

    The Company was originally incorporated in California in October 1983 and was reincorporated in Delaware in May 1997. The Company maintains its executive offices and principal facilities at 345 Park Avenue, San Jose, California 95110-2704. Its telephone number is 408-536-6000. The Company maintains a World Wide Web site at HTTP://WWW.ADOBE.COM.

                                    PRODUCTS

    In 1984, Adobe developed the software that initiated desktop publishing. Today, Adobe is uniquely positioned to make a further dramatic impact not only on how society creates visually rich information, but also on how it distributes and accesses that information electronically.

    Adobe software helps people use the computer to express, share, and manage their ideas in imaginative and meaningful new ways, whether the choice of media is static or dynamic, paper or electronic. In the simplest terms, Adobe products enable people to create, send, view, print, and manage high-impact information, thereby helping them and their ideas stand out. The Company's strategy is to address the needs of professional publishers, business publishers, consumers, and companies who need to solve document and printing problems.

    Adobe software enables users to work with professional creative tools; assemble illustrations, images, and text into fully formatted documents; output documents directly to any kind of printing device; and distribute documents on paper, video, compact disc, the Internet, an e-mail system, or a corporate network. Moreover, Adobe software enables users to perform all of these tasks across multiple computing environments, including Microsoft Windows, Apple Macintosh, and UNIX.

APPLICATION PRODUCTS:

    Adobe Acrobat--the fastest way to publish and distribute business documents of any kind on corporate e-mail and intranets, the Internet, or CD-ROM. Adobe Acrobat software enables users to easily convert any file from any application to Adobe's Portable Document Format ("PDF"), a compact cross-platform electronic format that exactly preserves layout fonts, colors, and images. Adobe Acrobat software includes everything needed to create and distribute rich electronic documents that can be viewed seamlessly within leading Web browsers.

    Adobe Acrobat Capture--enables conversion of legacy paper-based documents into indexable, searchable, platform-independent electronic form for archiving and distribution purposes.

    Adobe After Effects--provides two-dimensional (2D) animation, motion compositing, and special effects used in multimedia, broadcast, and film production.

    Adobe Dimensions--a 3D rendering tool for life-like modeling and visualization. Brings 2D structures into 3D and applies textured surfaces, custom lighting effects and more.

    Adobe FrameMaker--an application for authoring and publishing long and complex documents including books, technical manuals, and reports.

    Adobe FrameMaker+SGML--integrates all of the features of FrameMaker with features designed to simplify the SGML authoring, and publishing process.

    Adobe Illustrator--an illustration and page design tool for print, the Internet, and multimedia used by professional illustrators and Internet content creators.

    Adobe ImageReady--provides a comprehensive environment in which to refine and prepare web graphics, which enables a user to quickly and easily assess and balance the trade offs between size and quality before posting images to a web site.

    Adobe ImageStyler--a tool to create web graphics and publish them on a web site efficiently. Introduces an innovative, object-based approach to web graphics creation and production.

    Adobe PageMaker--a tool for creating and producing professional-quality printed and electronic pages used by designers, business people, publishers, and prepress professionals around the world.

    Adobe PageMill--a tool used to create full-featured Web pages without requiring user knowledge of hypertext mark-up language (HTML), and employs easy drag-and-drop techniques to simplify operation, from creating or importing text and images to adding audio, video, and animation.

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

    Adobe Streamline--converts bitmap shapes into smooth line art.

    Adobe Type Library--contains over 2,500 Roman and almost 100 Japanese high-quality outline typefaces used by graphics professionals and Internet content creators worldwide.

    Adobe Type Manager--provides powerful, easy management of all Type 1 and TrueType fonts.

    GoLive CyberStudio--professional Web design and publishing software. Provides tools Web authors need to design and produce fully dynamic Web sites without complex multimedia programming.

PRINTING TECHNOLOGIES:

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

    Adobe PostScript Extreme--the innovative new production printing architecture that integrates Adobe PostScript and the Portable Document Format (PDF). This architecture has been endorsed by the printing industry as the new standard for high-performance print-on-demand, direct-to-press, and high-resolution imagesetter printing systems.

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

APPLICATION PRODUCTS:

    In the publishing market, Adobe offers several products: Adobe Photoshop, Adobe PageMaker, Adobe Illustrator, Adobe Dimensions, and Adobe Type Library. In addition, the Company offers two dynamic media products: Adobe Premiere and Adobe After Effects. The Company believes these individual products compete favorably on the basis of features and functions, installed base, ease of use, product reliability, and price and performance characteristics. In addition, the products increasingly work well together, providing broader functionality and minimizing product learning issues for the individual who uses multiple applications to complete a project.

    A number of companies currently offer one or more products that compete directly or indirectly with one or more of Adobe's publishing products. These companies include Microsoft, Quark, Macromedia, Corel, MetaCreations, Avid and Linotype.

    The Internet market is a constantly evolving and highly volatile market, characterized by rapid technology developments and frequent new product introductions. The needs of the graphics professional are rapidly changing to encompass on-line publishing as well as print-based publishing. Two new products, Adobe ImageStyler and Adobe ImageReady, and one recently acquired product, Golive CyberStudio, fall in this category. These three products, as well as Adobe PageMill face significant competition from companies offering similar products and will continue to face competition from emerging technologies and products. Some of these competitors include Macromedia, Microsoft, and NetObjects.

    In the authoring and technical publishing market, the Company's Adobe FrameMaker product faces competition from large-scale electronic publishing systems developed by several companies, including Interleaf. Participants in this market compete based on the quality and features of their products, the level of customization and integration with other publishing system components, the number of hardware platforms supported, service, and price. The Company believes it can successfully compete in this market based upon the quality and features of the Adobe FrameMaker product, its extensive application programming interface, the large number of platforms supported, and other factors.

    In the document exchange and archive area, the Company's Adobe Acrobat family faces competition from entrenched office applications and internet content creation tools that use HTML. The Company feels it competes favorably in terms of the combined benefits of compression, visual fidelity, transmittal time and security of documents expressed using Adobe Acrobat Portable Document Format
(PDF). Competitors include Microsoft and Corel.

    The consumer software market is characterized by intense competition, price sensitivity, brand awareness, and strength in retail distribution. Adobe faces direct and indirect competition in these markets from a number of companies, including Microsoft, MGI Software, and Live Picture. The Company believes it competes favorably with its Adobe PhotoDeluxe product due to its strong relationships with critical original equipment manufacturer ("OEM") customers and market influencers and its ability to leverage core competencies from established products.

PRINTING TECHNOLOGIES:

    Adobe believes that the principal competitive factors for OEM customers in selecting a page description language or a printing technology are product capabilities, market leadership, reliability, support, engineering development assistance, and price. The Company believes that its competitive advantages include its technology competency, OEM customer relationships, and intellectual property portfolio. Adobe PostScript and Adobe PrintGear software face competition from Hewlett-Packard Company's proprietary PCL page description language, and from developers of page description languages based on the PostScript language standard, including Xionics and Harlequin.

                                   OPERATIONS

MARKETING AND DISTRIBUTION

    Adobe markets and distributes its products directly and through multiple channels, including distributors, retailers, systems integrators, software developers, and value-added resellers ("VARs"), as well as through OEM and hardware bundle customers. Adobe supports its worldwide distribution network and end-user customers through international subsidiaries. Adobe Systems Europe Ltd. is headquartered in Edinburgh, Scotland, with subsidiaries in Denmark, France, Germany, Italy, the Netherlands, Norway, Spain, Sweden, Switzerland, and the United Kingdom. Adobe's Pacific Rim presence includes Adobe Systems Kabushhiki Kaisha in Japan as well as operations in Asia Pacific and Latin America, including Australia, Brazil, Hong Kong, Korea, China, Singapore, India, and Mexico.

    Adobe licenses its Adobe PostScript software and other printing systems technology to computer and printer manufacturers, who in turn distribute their products worldwide. The Company derives a significant portion of Adobe PostScript royalties from international sales of printers, imagesetters, and other output devices by its OEM customers.

MANUFACTURING

    The procurement of the various components of packaged products, including CDs and printed materials, and the assembly of the packages for retail and other applications products is controlled by manufacturing operations. Adobe outsources a majority of its manufacturing activities to third parties, both in the United States and in Europe.

    To date, Adobe has not experienced significant difficulties in obtaining raw materials for the manufacture of its products or in the replication of CDs, printing, and assembly of components, although an interruption in production by a supplier could result in a delay in shipment of Adobe's products. There was no material backlog of orders as of December 31, 1998.

CUSTOMER SUPPORT AND EDUCATION

    For Adobe's application software, a technical support and services staff responds to customer queries by phone and on-line. The Company also informs customers through its ADOBE MAGAZINE and a growing series of how-to books published by Adobe Press, a joint venture with Macmillan Computer Publishing. In addition, Adobe prepares and authorizes independent trainers to teach Adobe software classes in person or increasingly via computer-based and internet-based training programs, sponsors workshops led by its own graphics staff, interacts with independent user groups, and conducts regular beta-testing programs.

INVESTMENT IN NEW MARKETS

    The Company owns a majority interest in two venture capital limited partnerships, Adobe Ventures L.P. and Adobe Ventures II, L.P., that invest in early stage companies with innovative technologies. These companies may create new market opportunities for Adobe or enhance the Company's existing business.

    The investments in Adobe Ventures L.P. and Adobe Ventures II, L.P. are accounted for using the equity method of accounting, and, accordingly, the investments are adjusted to reflect the Company's share of Adobe Ventures L.P. and Adobe Ventures II, L.P.'s investment income (loss) and dividend distributions. Adobe Ventures L.P. and Adobe Ventures II, L.P. carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment income (loss). Substantially all of the technology companies held by the limited partnerships at November 27, 1998 are not publicly traded, and, therefore, there is no established market for these investments. As such, these investments are valued based on the most recent round of financing involving new non-strategic investors and estimates made by the general partner, a third party. When investments held by the limited partnerships are publicly traded, the fair value of such investments is based on quoted market prices, and mark-to-market adjustments are included in investment income. In general, as a matter of policy of the limited partnerships, the investments in the technology companies held by the limited partnerships will be distributed to the partners prior to the investee company's initial public offering.

    In March 1997, as part of its venture investing program, the Company established an internal limited partnership, Adobe Incentive Partners, L.P. ("AIP"), which allows certain of the Company's executive officers to participate in cash or stock distributions from Adobe's venture investments. Assets held by AIP include Adobe's entire interests in Adobe Ventures L.P. and Adobe Ventures II, L.P. and equity securities of privately-held companies. Adobe is both the general partner and a limited partner of AIP. Other limited partners are executive officers of the Company who are involved in Adobe's venture investing activities and whose participation is deemed critical to the success of the program.

    Adobe's Class A senior limited partnership interest in AIP includes both a liquidation preference and a preference in recovery of the cost basis of each specific investment. The executives' Class B junior limited partnership interest qualifies for partnership distributions only after: (a) Adobe has fully recovered the cost basis of its investment in the specific investee company for which a distribution is made; and (b) the participating executive has vested in his or her distribution rights. The distribution rights generally vest on a monthly basis over three years, such that the rights are 25% vested after one year, 50% vested after two years and fully vested at the end of three years. The limited partnership investments are restricted to investments in companies that were private at the time of the establishment of AIP or when the investment is made, whichever is later. Partnership interests may be allocated to designated officers only while the investee company is still private. In fiscal 1998, the participating officers received aggregate cash distributions of $707,000. The amount of cash distributed to the officers represents their vested portion of investments that were liquidated by AIP. At November 27, 1998, the minority interest held by the participating officers was $1.5 million and is included in accrued expenses on the consolidated balance sheet.

    The Company's portfolio of equity investments, including those held by AIP at November 27, 1998, had a cost basis of $65.9 million and a recorded fair market value of $56.3 million. In fiscal 1998, AIP recorded net income of $2.2 million. Gross proceeds from the sale of equity securities during fiscal 1998 were $17.0 million. The Company's equity investments and Adobe Ventures L.P. and Adobe Ventures II, L.P.'s investments in equity securities at November 27, 1998 consisted of the following companies:

                                                                                  PRIVATE       PUBLIC
                                                                               -------------  -----------
ADOBE EQUITY INVESTMENTS
  Cascade Systems International..............................................            X
  Datalogics Incorporated....................................................            X
  Objectivity Incorporated...................................................            X
  PointCast Inc..............................................................            X
  Tier Two Systems...........................................................            X
  Vertec Solutions, Inc......................................................            X
  Vignette Corporation.......................................................            X

ADOBE VENTURES L.P. EQUITY INVESTMENTS
  Cascade Systems International..............................................            X
  Cogito Learning Media, Inc.................................................            X
  Digimarc Corporation.......................................................            X
  DigitalThink, Inc..........................................................            X
  Electronic Submission Publishing Systems, Inc..............................            X
  Extensis Corporation.......................................................            X
  FileNet Corporation........................................................                          X
  Managing Editor, Inc.......................................................            X
  mFactory, Inc..............................................................            X
  Salon Internet, Inc........................................................            X

ADOBE VENTURES II, L.P. EQUITY INVESTMENTS
  2Way Corporation...........................................................            X
  AvantGo, Inc...............................................................            X
  Cogito Learning Media, Inc.................................................            X
  Digital Intelligence, Inc..................................................            X
  DigitalThink, Inc..........................................................            X
  Extensis Corporation.......................................................            X
  Glyphica...................................................................            X
  HAHT Software, Inc.........................................................            X
  Salon Internet, Inc........................................................            X
  Tumbleweed Software Corporation............................................            X
  Vignette Corporation.......................................................            X
  Virage, Inc................................................................            X

    The Company intends to continue investing in new markets, through limited partnerships as well as through direct investments by the Company.

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

    During the fiscal years ended November 27, 1998, November 28, 1997, and November 29, 1996, the Company's research and development expenses, including costs related to contract development, were $207.3 million, $170.9 million, and $155.4 million, respectively. During fiscal years 1997 and 1996, the Company acquired through purchase transactions five software companies or technologies. In fiscal 1997 and 1996, $6.0 million and $21.3 million, respectively, of the purchase price was allocated to in-process research and development and expensed at the time of the acquisition. See Management's Discussion and Analysis for further information.

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

    The Company's products are generally licensed to end users on a "right to use" basis pursuant to a license that is nontransferable and restricts the use of the products to the customer's internal purposes on a designated number of printers or computers. The Company also relies on copyright laws and on "shrink wrap" and electronic licenses that are not signed by the end user. Copyright protection may be unavailable under the laws of certain countries. The enforceability of "shrink wrap" and electronic licenses has not been conclusively determined. Adobe has obtained many patents and has registered numerous copyrights, trademarks and logos in the United States and foreign countries.

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

                                   EMPLOYEES

    As of December 31, 1998, Adobe employed 2,680 people, none of whom are represented by a labor union. The Company has not experienced work stoppages and believes its employee relations are good. Competition in recruiting personnel in the software industry, especially highly skilled engineers, is intense. Adobe believes its future success will depend in part on its continued ability to recruit and retain highly skilled technical, management and marketing personnel.

                               EXECUTIVE OFFICERS

    The executive officers of the Company as of February 16, 1999 are as follows:

NAME                                                       AGE                            POSITIONS
-----------------------------------------------------      ---      -----------------------------------------------------
John E. Warnock......................................          58   Chairman of the Board and Chief Executive Officer
Charles M. Geschke...................................          59   Chairman of the Board and President
Bruce Chizen.........................................          43   Executive Vice President, Worldwide Products and
                                                                      Marketing
Frederick A. Snow....................................          62   Executive Vice President, Worldwide Field Operations
Harold L. Covert.....................................          52   Senior Vice President and Chief Financial Officer
Derek J. Gray........................................          49   Senior Vice President and General Manager, Adobe
                                                                      Systems Europe
Colleen M. Pouliot...................................          40   Senior Vice President, General Counsel, and Secretary

    A biography, including the principal occupations for the past five years of each of the executive officers, is provided below.

    Dr. Warnock was a founder of the Company and has been its Chairman of the Board since April 1989. Since September 1997, he has shared the position of Chairman of the Board with Charles M. Geschke. He has been Chief Executive Officer since 1982. Dr. Warnock received a Ph.D. in electrical engineering from the University of Utah.

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

    Mr. Chizen joined the Company upon the closing of the acquisition of Aldus in August 1994 as Vice President and General Manager, Consumer Products Division. In December 1997, he was promoted to Senior Vice President and General Manager, Graphic Products Division, and in August 1998, Mr. Chizen was promoted to Executive Vice President, Products and Marketing. Prior to joining the Company, Mr. Chizen was Vice President and General Manager, Consumer Division of Aldus Corporation from February 1994 to August 1994, and from November 1992 to February 1994, he was Vice President and General Manager, Claris Clear Choice for Claris Corp., a wholly owned subsidiary of Apple Computer, Inc., a manufacturer of computers and software.

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

    Mr. Covert joined the Company in April 1998 as Vice President Finance and Operations for Worldwide Field Operations. In August 1998, Mr. Covert was appointed Senior Vice President and Chief Financial Officer. From July 1997 to April 1998, Mr. Covert was Vice President and Chief Financial Officer of Philips Components NAFTA, an operating entity of Philips Electronic NV. From January 1991 to June 1997 Mr. Covert was a Partner in the firm of DHJ & Associates, Inc., Consultants and Certified Public Accountants. During the last two and a half years of this period he acted in a full time capacity as

Chief Financial Officer for two companies. Prior to that time Mr. Covert held senior financial management positions with ISC Systems Corporation and Northern Telecom Inc.

    Mr. Gray joined the Company upon the closing of the acquisition of Aldus in August 1994, at which time he was elected Senior Vice President of the Company and General Manager of Adobe Systems Europe. Prior to that time, Mr. Gray served as Managing Director of Aldus Europe Limited since 1986. Mr. Gray was a co-founder and, for the ten years prior to joining Aldus, Managing Director of McQueen International Limited, a distributor of computer hardware and software, of which the Company was a 17% stockholder by virtue of the acquisition of Aldus.

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

ITEM 2. PROPERTIES

    The following table sets forth the location, approximate square footage, and use of each of the principal properties used by the Company. Except as where indicated, all of the properties are leased or subleased by the Company. Such leases expire at various times through January 2014. The annual base rent expense for all facilities (including operating expenses, property taxes, and assessments) is currently $28.0 million and is subject to annual adjustment.

                                                   APPROXIMATE
                                                      SQUARE
LOCATION                                             FOOTAGE                            USE
-------------------------------------------------  ------------  -------------------------------------------------
North America:
  345 Park Avenue                                      360,000   Research, product development, sales, marketing
  San Jose, California                                             and administration
  USA

  321 Park Avenue                                      280,000   Research, product development, sales, marketing
  San Jose, California                                             and administration
  USA

  801 N. 34(th) Street-Waterfront                      254,328   Product development, customer support, and
  Seattle, Washington                                              administration
  USA

Europe:
  Five Mid New Cultins                                  22,000   Sales, marketing, and administration
  Edinburgh EH11 4DU
  Scotland, United Kingdom
  (Owned)

Japan:
  Yebisu Garden Place Tower                             20,237   Sales, marketing, and administration
  4-20-3 Ebisu, Shibuya-ku
  Tokyo 150 Japan

Asia Pacific and Latin America:
  18-20 Orion Road                                       4,277   Sales, marketing, and administration
  Lane Cove, NSW 2066
  Australia

    In general, all facilities are in good condition and are operating at capacities that range from 75% to 100%.

    The Company owns land in Edinburgh, Scotland on which a building is being constructed for future use as a sales, marketing and administration office. The expected completion date of the building is August 1999.

    The Company also leases office space in the United States and various other countries under operating leases.

    The Company has two leased office buildings in San Jose, California that were vacated in connection with the restructuring program that was implemented in the third quarter of fiscal 1998. The Company still has commitments under these lease agreements, although the Company has already accrued these commitments, net of anticipated sublease income, under its restructuring plan (see Note 13 of the Consolidated Financial Statements).

ITEM 3. LEGAL PROCEEDINGS

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

    On October 29, 1998, Heidelberger Druckmaschinen AG, a German company, filed a complaint alleging that Adobe is using Heidelberger's US patent number 4,393,399 for the partial electronic retouching of colors. The complaint was filed in the United States District Court for the District of Delaware, and seeks a permanent injunction and unspecified damages. Adobe believes that the allegations against it are without merit and intends to vigorously defend the lawsuit.

    Management believes that the ultimate resolution of these matters will not have a material impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on The Nasdaq National Market under the symbol "ADBE." On December 31, 1998, there were 1,694 holders of record of the Company's common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of the Company's common stock, and the cash dividends paid per share, for the periods indicated.

                                                                                         PRICE RANGE          CASH
                                                                                     --------------------   DIVIDEND
                                                                                       HIGH        LOW      PER SHARE
                                                                                     ---------  ---------  -----------
Fiscal 1998:
  First Quarter....................................................................  $   44.75  $   33.50   $    0.05
  Second Quarter...................................................................      51.88      39.94        0.05
  Third Quarter....................................................................      45.13      24.06        0.05
  Fourth Quarter...................................................................      48.00      23.63        0.05

  Fiscal Year......................................................................      51.88      23.63        0.20

Fiscal 1997:
  First Quarter....................................................................  $   44.13  $   34.63   $    0.05
  Second Quarter...................................................................      49.00      32.50        0.05
  Third Quarter....................................................................      45.25      34.00        0.05
  Fourth Quarter...................................................................      53.13      39.75        0.05

  Fiscal Year......................................................................      53.13      32.50        0.20

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

                                                                             YEARS ENDED
                                                     ------------------------------------------------------------
                                                      NOV. 27     NOV. 28      NOV. 29       DEC. 1     NOV. 25
                                                        1998        1997         1996         1995        1994
                                                     ----------  ----------  ------------  ----------  ----------
Operations:
  Revenue..........................................  $  894,791  $  911,894  $    786,563  $  762,339  $  675,617
  Income before income taxes.......................     167,694     296,090       244,824     163,853      52,946
  Net income(1)....................................     105,144     186,837       153,277      93,485      15,337
  Net income per share(1)
    Basic..........................................        1.58        2.60          2.12        1.31        0.23
    Diluted........................................        1.55        2.52          2.04        1.26        0.22
  Cash dividends declared per common share(2)......        0.20        0.20          0.20        0.20        0.20
Financial position:
  Cash and short-term investments..................     272,547     502,956       564,116     516,040     444,768
  Working capital..................................     204,979     454,299       506,092     506,472     402,837
  Total assets.....................................     767,331     940,071     1,001,393     872,827     710,000
  Stockholders' equity.............................     516,365     715,424       706,514     698,417     514,315
Additional data:
  Worldwide employees..............................       2,664       2,654         2,222       2,322       2,055

------------------------

(1) In 1998, includes investment gains of $15.0 million and restructuring and other charges of $38.2 million. In 1997, includes investment gains of $34.3 million, other non-recurring gains of $0.6 million, and the write-off of $6.0 million of acquired in-process research and development. In 1996, includes investment gains of $68.9 million, the write-off of $21.3 million of acquired in-process research and development, and restructuring charges related to divested products of $5.0 million. In 1995, reflects restructuring charges of $31.5 million related to the acquisition of Frame and the write-off of $15.0 million of acquired in-process research and development. In 1994, reflects restructuring charges of $72.2 million related to the acquisition of Aldus Corporation ("Aldus") and the write-off of $15.5 million of acquired in-process research and development.

(2) Dividends prior to the acquisitions of Frame on October 28, 1995 and Aldus on August 31, 1994 have not been restated to reflect the effects of the poolings of interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION (PRESENTED IN MILLIONS, EXCEPT PER SHARE AMOUNTS) SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.

    IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1999. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                             RESULTS OF OPERATIONS

OVERVIEW

    Adobe Systems Incorporated ("Adobe" or the "Company") develops, markets, and supports computer software products and technologies that enable users to express and use information across print and electronic media. The Company offers a market-leading line of applications software products, type products, and content for creating, distributing, and managing information of all types; licenses its technology to major hardware manufacturers, software developers, and service providers; and offers integrated software solutions to businesses of all sizes. The Company distributes its products through a network of original equipment manufacturer ("OEM") customers, distributors and dealers, and value-added resellers ("VARs") and systems integrators and has operations in North America, Europe, Japan, Asia Pacific and Latin America.

REVENUE

                                                               1998   CHANGE    1997   CHANGE    1996
                                                              ------  ------   ------  ------   ------
Total revenue...............................................  $894.8    (2)%   $911.9    16%    $786.6

    Total revenue decreased $17.1 million, or 2%, in fiscal 1998 compared to fiscal 1997, primarily due to the ongoing weakness in the Japanese economy and a decline in licensing revenue related to the Company's PostScript technology. The revenue growth in fiscal 1997 compared to fiscal 1996 was essentially attributable to increased sales of application products resulting from the release of new and enhanced products. In fiscal 1998, revenue from one major distributor of application products accounted for 13.5% of the Company's total revenue. No customer accounted for more than 10% of the Company's total revenue in fiscal 1997 or 1996.

                                                               1998   CHANGE    1997   CHANGE    1996
                                                              ------  ------   ------  ------   ------
Product revenue:
  Licensing.................................................  $164.1    (16)%  $196.2   --      $196.7

Percentage of total revenue.................................    18.3%            21.5%            25.0%

    Licensing revenue is made up of royalties received from OEM customers who ship products containing Adobe's PostScript technology, including Adobe PostScript, Adobe PostScript 3, Adobe PrintGear, and PostScript Extreme. Adobe PostScript is a software language for describing to a printer the appearance of a page, including text, graphics, and images. Products containing Adobe PostScript technology that implement the language include: (1) black-and-white printers; (2) color printers; (3) slide recorders;

(4) imagesetters; (5) screen displays; and (6) digital copiers. Adobe PostScript products serve the corporate enterprise, graphic arts, production printing, small office/home office markets, and high-volume production printing markets. Licensing revenue is also derived from shipments of products containing the Configurable PostScript Interpreter ("CPSI") by OEM customers. CPSI is a fully functional Adobe PostScript interpreter that resides on the host computer system rather than in a dedicated controller integrated into an output device. The configuration flexibility of CPSI allows OEM customers and software developers to create and market a variety of Adobe PostScript products independently of controller hardware development.

    Licensing revenue in fiscal 1998 decreased $32.1 million, or 16%, compared to fiscal 1997, primarily due to weakness in the Japanese personal computer and printer markets, as well as a reduction in royalty revenue from Hewlett-Packard Company's ("HP") desktop monochrome laser printer division which has been incorporating a clone version of Adobe PostScript into some of its products since the fall of 1997.

    Licensing revenue in fiscal 1997 was unchanged from fiscal 1996 as increased demand for CPSI, color capability, and Adobe PrintGear products was offset by a number of factors affecting OEM customers, primarily in the Japanese and Macintosh markets. These factors included, but were not limited to, continuing weakness in Macintosh-related printer sales and in Japanese personal computer and printer markets, as well as a slow pace of certain new technologies being brought to market by OEM customers.

    The Company continues to be cautious about licensing revenue in the short term because of Japanese market conditions, the uncertain timing of new product releases by OEM customers incorporating Adobe's latest technologies, and the anticipated full impact of loss of revenue from HP's monchrome laser printer products. In addition, OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue to the Company. As a result of these conditions, the OEM licensing business is likely to decline in fiscal 1999. However, the Company anticipates growth opportunities in the digital copier marketplace that is expected to increase licensing revenue in the long term.

                                                               1998   CHANGE     1997   CHANGE    1996
                                                              ------  -------   ------  ------   ------
Product revenue:
  Application products......................................  $730.6     2%     $715.7    21%    $589.9

Percentage of total revenue.................................    81.7%             78.5%            75.0%

    Application products revenue is derived predominantly from shipments of application software programs marketed through retail and VAR distribution channels, with the exception of Adobe PhotoDeluxe, which is primarily distributed through OEM bundling agreements with digital camera, scanner, and personal computer manufacturers.

    Application products revenue increased $15.0 million, or 2%, in fiscal 1998 compared to fiscal 1997, due primarily to the release of two major professional publishing products, Adobe Photoshop 5.0 and Adobe Illustrator 8.0; increased revenue from Acrobat 3.0, as the Portable Document Format ("PDF") upon which Acrobat is based continued to gain acceptance worldwide; and increased revenues from the Company's new Web products, Adobe ImageStyler and Adobe ImageReady, which have received favorable reviews and market reception. In addition, the release of Adobe PhotoDeluxe Business Edition and Adobe Premiere, the Company's video editing product, contributed to the overall increase in application products revenue. These increases were partially offset by a decline in revenues from various products, primarily Adobe PageMaker, Adobe FrameMaker and Adobe Type Manager, all of which did not release upgrades during the year. Overall, the Company's revenue increase was smaller than expected as a result of adverse economic conditions in Japan.

    Application products revenue increased $125.8 million, or 21%, in fiscal 1997 compared to fiscal 1996, due to major product releases and upgrades, which included Adobe PageMaker, Adobe Illustrator, and Adobe FrameMaker. In addition, increased demand for Adobe Photoshop, the Adobe Acrobat family of products, and Adobe PhotoDeluxe contributed to the increase.

    Overall, revenue from the Company's applications products on the Windows platform increased by 21% in fiscal 1998 over fiscal 1997, while application products revenue from the Macintosh platform decreased 10% during the same period. In fiscal 1998, the Windows and Macintosh platforms accounted for 58% and 42%, respectively, of applications products revenue, excluding platform-independent and UNIX products, compared to 51% and 49%, respectively, in fiscal 1997. The Company expects this trend toward the Windows platform to continue for the foreseeable future.

    The Company remains cautious about the economic conditions in Japan as well as the fluctuating economic conditions in other Asian and Latin American countries.

DIRECT COSTS:

                                                               1998   CHANGE    1997   CHANGE    1996
                                                              ------  ------   ------  ------   ------
Direct costs................................................  $111.4   (12)%   $126.3   (11)%   $141.1

Percentage of total revenue.................................    12.4%            13.8%            17.9%

    Direct costs include product packaging, third party royalties, amortization of localization costs and acquired technologies, and reserves for excess and obsolete inventory.

    Gross margin (expressed as a percentage of revenue), in general, is affected by the mix of licensing revenue versus application products revenue, as well as the product mix within application products.

    Direct costs decreased $14.9 million, or 12%, in fiscal 1998 compared to fiscal 1997, due to lower packaging costs and the Company's full transition from distribution of its products on disk to CD-ROM media. Direct costs also decreased in fiscal 1998 and fiscal 1997 compared to fiscal 1996 as certain acquired technologies became fully amortized in fiscal 1997 and the Company incurred lower product localization costs.

    The Company anticipates that direct costs will increase in fiscal 1999 due to increased costs necessary to support higher anticipated application products revenue. However, on a percentage of revenue basis, direct costs are expected to be the same or slightly lower than fiscal 1998.

OPERATING EXPENSES:

                                                               1998   CHANGE    1997   CHANGE    1996
                                                              ------  ------   ------  ------   ------
Research and development....................................  $207.3    21%    $170.9    10%    $155.4

Percentage of total revenue.................................    23.2%            18.7%            19.8%

    Research and development expenses consist principally of salaries and benefits for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

    Research and development expenses increased in absolute dollars over the past three years due to the expansion of the Company's engineering staff and related costs required to support its continued emphasis on developing new products and enhancing existing products. The increase also reflects the Company's increased investments in new technologies, new product development, and the infrastructure to support such activities. The increase in research and development expenses in fiscal 1998 was partially offset by certain cost reduction initiatives related to the restructuring program that was implemented during the third quarter of fiscal 1998. The Company also experienced reduced outside labor costs and professional fees as certain research and development programs were discontinued (see Management's Discussion and Analysis of Restructuring and other charges).

    The Company believes that investments in research and development, including the recruiting and hiring of software developers, are critical to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced products. The Company will continue to make significant investments in the development of its application software products, including those targeted for the growing Internet market. While the Company expects that research and development expenditures in fiscal 1999 will increase in absolute dollars, such expenditures as a percentage of revenue are expected to remain approximately the same or lower than fiscal 1998.

                                                               1998   CHANGE    1997   CHANGE   1996
                                                              ------  ------   ------  ------   -----
Sales and marketing.........................................  $316.7     4%    $303.3    19%    $255.0

Percentage of total revenue.................................    35.4%            33.3%           32.4%

    Sales and marketing expenses include salaries and benefits, sales commissions, travel expenses, and related facilities costs for the Company's sales, marketing, customer support, and distribution personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, and other market development programs.

    Sales and marketing expenses increased $13.4 million, or 4%, in fiscal 1998 compared to fiscal 1997, due to higher employee costs related to increased staffing, increased customer support costs to support new products and customers, and increased marketing and advertising activities. As a result of the increase in sales and marketing staff, as well as the growth in application products revenue, higher commissions were paid in fiscal 1998 compared to fiscal 1997. Additionally, sales and marketing expenses included higher outside labor costs to support user education related to new product releases and for the development of the Company's Web site, as well as new public relations activities in connection with the employment of a national public relations agency. These increased expenses were partially offset by cost reduction initiatives related to the restructuring program implemented during the third quarter of fiscal 1998 that eliminated certain advertising campaigns and other marketing activities related to the divestiture of a business unit (see Management's Discussion and Analysis of Restructuring and other charges).

    Sales and marketing expenses increased in fiscal 1997 compared to fiscal 1996 due to increased advertising and promotional expenditures for upgrades of existing products and further development of customer and technical support services to support a growing installed base of customers.

    While the Company expects that sales and marketing expenditures will increase in absolute dollars in fiscal 1999, such expenditures as a percentage of revenue are expected to remain approximately the same or lower than fiscal 1998.

                                                              1998   CHANGE   1997   CHANGE   1996
                                                              -----  ------   -----  ------   -----
General and administrative..................................  $95.7    27%    $75.4    21%    $62.0

Percentage of total revenue.................................   10.7%            8.3%            7.9%

    General and administrative expenses consist principally of salaries and benefits, travel expenses, and related facilities costs for the finance, human resources, legal, information services, and executive personnel of the Company. General and administrative expenses also include outside legal and accounting fees, provision for bad debts, amortization of goodwill, and expenses associated with computer equipment and software used in the administration of the business.

    General and administrative expenses increased $20.4 million, or 27%, in fiscal 1998 compared to fiscal 1997, due to increased expenses for outside legal and investment banking services associated with responding to an unsolicited acquisition proposal, as well as increased employee costs and related depreciation and building expenses associated with increased staff. Additionally, the provision for uncollectible accounts increased to reserve for accounts receivable from certain customers that were deemed potentially uncollectible. These increased expenses were partially offset by cost reduction initiatives related to the restructuring program implemented in the third quarter of fiscal 1998 that included a reduction in general office and other administrative expenses (see Management's Discussion and Analysis of Restructuring and other charges).

    General and administrative expenses increased in fiscal 1997 compared to fiscal 1996 due primarily to higher information system costs, legal costs, and employee costs primarily associated with a more comprehensive administrative infrastructure.

    The Company expects general and administrative spending in fiscal 1999 to increase in absolute dollars over fiscal 1998 to support future administrative infrastructure needs. However, on a percentage of revenue basis, general and administrative expenses are not expected to be materially different than fiscal 1998.

                                                              1998   CHANGE   1997  CHANGE   1996
                                                              ----   ------   ----  ------   -----
Write off of acquired in-process research and development...  --      (100)%  $6.0   (72)%   $21.3

Percentage of total revenue.................................   --              0.7%            2.7%

    During fiscal 1997, the Company acquired three software companies, in separate transactions, for an aggregate consideration of approximately $8.5 million. These acquisitions were accounted for using the purchase method of accounting, and approximately $6.0 million of the purchase price was allocated to in-process research and development and expensed at the time of the acquisitions. One of the in-process technologies acquired for $2.5 million was discontinued in fiscal 1998. The project associated with an additional $2.8 million of the purchased in-process technology was canceled as part of the restructuring in the third quarter of fiscal 1998 and subsequently sold to a management-led buyout group.

    During fiscal 1996, the Company acquired Ares Software for approximately $15.5 million. The acquisition was accounted for using the purchase method of accounting and approximately $15.3 million of the purchase price was allocated to in-process research and development and expensed at the time of the acquisition. The value assigned to purchased in-process technology was based on a valuation prepared by an independent third party, estimating both the cost of developing and incorporating the in-process technology into future versions of PostScript and the future cash flows from the enhanced PostScript product, using a discount factor which takes into consideration the uncertainty surrounding the successful development of the purchased in-process technology. The in-process technology was completed in fiscal 1997 and incorporated into PostScript 3. Actual revenues, in aggregate, to date, together with revised forcasted revenues, are expected to exceed the original estimate of revenues used to value the in-process technology.

    In November 1996, the Company also acquired in-process research and development from Swell Software for approximately $6.0 million. The research project was discontinued prior to reaching technological feasibility in early fiscal 1997.

    The Company reclassified $3.4 million and $3.5 million of in-process research and development recognized during the first half of fiscal 1998 to research and development and general and administrative expenses, respectively, for the fiscal year ending November 27, 1998 financial statements.

RESTRUCTURING AND OTHER CHARGES:

                                                              1998   CHANGE   1997   CHANGE   1996
                                                              -----  ------   -----  ------   ----
Restructuring and other charges.............................  $38.2     NA    $(0.6)  (112)%  $5.0

Percentage of total revenue.................................    4.3%           (0.1)%          0.6%

    In the third quarter of fiscal 1998, the Company implemented a restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and profitability. As part of the restructuring program, the Company implemented a reduction in force of 364 positions, primarily in its North American operations. The reductions came predominantly from overhead areas, divested business units and redundant marketing activities, and as of August 31, 1998, the majority of these terminations were completed. In addition to severance and related charges associated with the reduction in force, the restructuring program included charges for divesting two business units, vacating leased facilities, and canceling certain contracts. These actions and other non-restructuring related items resulted in charges of $38.2 million, of which approximately $9.1 million were non-cash charges. For detailed information regarding the Company's restructuring program, see Note 7 of the Notes to the Consolidated Financial Statements.

    The Company estimates that, as a result of the restructuring program, annualized pre-tax savings of $60.0 million will be realized. Approximately 50% of the savings are the result of the reduction in force and the remaining 50% savings are the result of reductions in marketing and facilities expense, as well as other discretionary savings, such as travel and outside services.

    Restructuring and other charges in fiscal 1997 include a gain of $2.4 million related to the divestiture of a product line partially offset by a $1.8 million charge related to the acquisition of intellectual property.

    Restructuring and other charges in fiscal 1996 include charges of $5.7 million related to the disposition of two business units previously owned by an acquired company less the reversal of $0.7 million of excess reserves related to restructuring costs recorded in prior years.

NONOPERATING INCOME:

                                                              1998   CHANGE   1997   CHANGE   1996
                                                              -----  ------   -----  ------   -----
Investment gain.............................................  $15.0   (56)%   $34.3   (50)%   $68.9

Percentage of total revenue.................................    1.7%            3.8%            8.8%

    Investment gain consists principally of realized gains or losses from direct investments as well as mark-to-market valuation adjustments for investments held by Adobe Incentive Partners, L.P. ("AIP").

    In fiscal 1998, the Company recorded a realized gain of $6.7 million related to the Company's investment in McQueen International Limited ("McQueen") due to the acquisition of McQueen by Sykes Enterprises, Incorporated ("Sykes"), a publicly traded company. In addition, the Company liquidated its investment in Siebel Systems, Incorporated ("Siebel") through the distribution to its stockholders of approximately 165,000 shares of Siebel common stock as a dividend-in-kind and the sale of its remaining Siebel shares. A gain was recognized on the transaction of approximately $5.7 million. The remaining net realized gain recorded by the Company in fiscal 1998 represents valuation adjustments recorded by the Company related to its venture investments held by AIP.

    In fiscal 1997, the investment gain related primarily to the Company's liquidation of its investment in Netscape Communications Corporation ("Netscape") through the distribution to its stockholders of 554,660 shares of Netscape common stock as a dividend-in-kind and the sale of its remaining Netscape shares.

    The fiscal 1996 gain arose primarily as a result of realized gains of approximately $43.6 million and approximately $6.8 million for the sale of a portion of the Company's investment in Netscape and its entire investment in Luminous Corporation, respectively. Also, a portion of one of the equity investments included in the Adobe Ventures L.P. portfolio was sold for a gain of $13.9 million during fiscal 1996, and at November 29, 1996, the remaining portion of this investment was marked-to-market for an unrealized gain of approximately $3.7 million. These and other gains were partially offset by write-downs on certain other investments.

    The Company is uncertain of future investment gains or losses as they are primarily dependent upon the operations of the underlying investee companies.

                                                              1998   CHANGE   1997   CHANGE    1996
                                                              -----  ------   -----  -------   -----
Interest and other income...................................  $27.4   (12)%   $31.0     6%     $29.2

Percentage of total revenue.................................    3.1%            3.4%             3.7%

    Interest and other income consists principally of interest earned on cash, cash equivalents, and short-term investments as well as foreign exchange transaction gains and losses.

    The decrease in interest and other income during fiscal 1998 compared to fiscal 1997 is due to lower average cash and short-term investment balances in fiscal 1998, primarily as a result of cash used for stock repurchases in fiscal 1998 and late fiscal 1997. The increase in interest and other income in fiscal 1997 from fiscal 1996 is related to higher average cash balances.

    Interest income is expected to decrease in fiscal 1999 due to lower average cash balances resulting from stock repurchases conducted in fiscal 1998. Further, the Company's cash balances could also be reduced in fiscal 1999 due to the purchase of software companies, products, or technologies complementary to the Company's business.

INCOME TAX PROVISION:

                                                              1998   CHANGE    1997   CHANGE   1996
                                                              -----  ------   ------  ------   -----
Income tax provision........................................  $62.6   (43)%   $109.3    19%    $91.5

Percentage of total revenue.................................    7.0%            12.0%           11.6%

Effective tax rate..........................................   37.3%            36.9%           37.4%

    The Company's effective tax rate increased in fiscal 1998 from fiscal 1997 principally as a result of the nondeductible write-off of goodwill and lower tax-exempt interest income. The fiscal 1997 tax rate decreased from fiscal 1996 primarily due to lower nondeductible charges for the write-off of acquired in-process research and development and higher tax-exempt income.

    The Company anticipates that the tax rate in fiscal 1999 will not be materially different than the tax rate in fiscal 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    The Company believes that in the future its results of operations could be affected by various factors, such as delays in shipment of the Company's new products and major new versions of existing products, lack of market acceptance of new products and upgrades, the introduction of competitive products by third parties, weakness in demand for Macintosh application software and Macintosh-related printers, renegotiation of royalty arrangements, growth in worldwide personal computer and printer sales and sales price adjustments, consolidation in the OEM printer business, ongoing weakness in the Company's printing business due to product transitions, industry transitions to new business and information delivery models, ongoing weakness in the Japanese and other Asian economies, "Year 2000" issues (as discussed later under "Year 2000 Issues"), and adverse changes in general economic conditions in any of the countries in which the Company does business.

    The Company has stated that in fiscal 1999 its annual revenue growth target is 15% and its operating margin target is 25% of total revenue. These targets are used to assist the Company's management in making decisions about the allocation of resources and investments, not as predictions of future results. The targets reflect a number of assumptions, including assumptions about the Company's pricing, manufacturing costs and volumes and the mix of application products and licensing revenue, full and upgrade products, distribution channels and geographic distribution. These and many other factors described herein affect the Company's financial performance and may cause the Company's future results, including results for the current quarter, to vary materially from these targets.

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

    Although the Company generally offers its application products on Macintosh, Windows, and UNIX platforms, a majority of the overall revenue from these products prior to fiscal 1997 has been from the Macintosh platform, particularly for the higher end Macintosh computers. In the last two years, Windows-based application revenue exceeded that from the Macintosh platform, and for the past several quarters, Macintosh platform sales of application products have continued to decline year over year while Windows platform sales have continued to rise. If there is a continuing slowdown of customer purchases in the higher end Macintosh market, or if the Company is unable to continue to increase its revenue from Windows customers commensurate with such a slowdown, the Company's operating results could be materially adversely affected. In addition, to the extent that there is a slowdown of customer purchases of personal computers in general, the Company's operating results could be materially adversely affected. Also, as the Company seeks to further broaden its customer base to achieve greater penetration in the corporate business and consumer markets, the Company may not successfully adapt its application software distribution channels, which could materially adversely affect the Company's operating results. The Company could experience decreases in average selling prices and some transitions in its distribution channels that could materially adversely affect its operating results.

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

    The Company's printing revenue experienced a 16% decline in fiscal 1998 compared to fiscal 1997. Product transitions, as the Company transitions its customers from Adobe PostScript Level 2 to Adobe PostScript 3 and PostScript Extreme, along with weakness in the Japanese market, primarily caused the revenue decline. If this trend continues, the Company's financial results could be adversely affected. In addition, in the fall of fiscal 1997, HP began to ship a clone version of Adobe PostScript in some printers, resulting in lower licensing revenue to the Company in fiscal 1998, even though the Company continues to work with HP printer operations to incorporate Adobe PostScript and other technologies in other HP products. The Company expects lower licensing revenue from HP in fiscal 1999. Further, OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for the Company.

    During late fiscal 1997 and throughout fiscal 1998, the Company experienced a decline in both application and licensing revenue from the Japanese market due to a weak Japanese computer market and general economic conditions in Japan. In addition, at the end of fiscal 1997, inventory levels for applications products at the Company's Japanese distributors remained higher than what the Company considers normal. During fiscal 1998, the Company worked with its major distributors in Japan to reduce channel inventory to what the Company considers a reasonable level. The Company expects these adverse economic conditions to continue in the short term, and they may continue to adversely affect the Company's revenue and earnings. Although there are also adverse conditions in other Asian and Latin American economies, the countries affected represent a much smaller portion of the Company's revenue and thus have less impact on the Company's operational results.

    The Company has recently implemented a restructuring of its business and reduced its workforce by more than 10%. However, the Company plans to continue to invest in certain areas, which will require it to hire additional employees. Competition for high quality personnel, especially highly skilled engineers, is extremely intense. The Company's ability to effectively manage its growth will require it to continue to improve its operational and financial controls and information management systems, and to attract, retain, motivate, and manage employees effectively. The failure of the Company to effectively manage growth and transition in multiple areas of its business could have a material adverse effect on its results of operations.

    The Internet market is rapidly evolving and is characterized by an increasing number of market entrants that have introduced or developed products addressing authoring and communications over the Internet. As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The software industry addressing authoring and communications over the Internet is young and has few proven products. Standards defining web graphics have not yet been finally adopted. In addition, new models for licensing software will be needed to accommodate new information delivery practices. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, ease of use and access, cost, and quality of service) remain unresolved and may affect the growth of Internet use, together with the software standards and electronic media employed in such markets.

    The Company derives a significant portion of its revenue and operating income from its subsidiaries located in Europe, Japan, and Asia Pacific and Latin America. The Company generally experiences lower revenue from its European operations in the third quarter because many customers reduce their purchasing activities in the summer months. Additionally, the Company is uncertain whether the recent weakness experienced in the Japan and Asia Pacific and Latin America markets will continue in the foreseeable future due to possible currency devaluation and liquidity problems in these regions. While most of the revenue of the European subsidiaries is denominated in U.S. dollars, the majority of revenue derived from Japan is denominated in yen and the majority of all subsidiaries' operating expenses are denominated in their local currencies. As a result, the Company's operating results are subject to fluctuations in foreign currency exchange rates. To date, the accounting impact of such fluctuations has been insignificant. The Company's hedging policy attempts to mitigate some of these risks, based on management's best judgment of the appropriate trade-offs among risk, opportunity, and expense. The Company has established a hedging program to hedge its exposure to foreign currency exchange rate fluctuations, primarily of the Japanese yen. The Company's hedging program is not comprehensive, and there can be no assurance that the program will offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

    On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The euro trades on currency exchanges and is available for non-cash transactions. Based on its preliminary assessment, the Company does not believe the conversion will have a material impact on the competitiveness of its products in Europe, where there already exists substantial price transparency, or increase the likelihood of contract cancellations. Further, the Company expects that modifications to comply with euro requirements have been and will continue to be made to its business operations and systems on a timely basis and does not believe that the cost of such modifications will have a material adverse impact on the Company's results of operations or financial condition. There can be no assurance, however, that the Company will be able to continue to complete such modifications on a timely basis; any failure to do so could have a material adverse effect on the Company's results of operations or financial condition. In addition, the Company faces risks to the extent that suppliers, manufacturers, distributors and other vendors upon whom the Company relies and their suppliers are unable to make appropriate modifications to support euro transactions. The inability of such third parties to support euro transactions could have a material adverse effect on the Company's results of operations or financial condition.

    In connection with the enforcement of its own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third-party rights, the Company has been and may in the future be subject to complex, protracted litigation as part of its policy to vigorously defend its intellectual property rights. Intellectual property litigation is typically very costly and can be disruptive to business operations by diverting the attention and energies of management and key technical personnel. Although the Company has successfully defended past litigation, there can be no assurance that it will prevail in any ongoing or future litigation. Adverse decisions in such litigation could subject the Company to significant liabilities, require the Company to seek licenses from others, prevent the Company from manufacturing or selling certain of its products, or cause severe disruptions to the Company's operations or the markets in which it competes, any one of which could have a material adverse effect on the results of operations or financial condition of the Company.

    The Company prepares its financial statements in conformity with generally accepted accounting principles ("GAAP"). GAAP are subject to interpretation by the American Institute of Certified Public Accountants (the "AICPA"), the Securities and Exchange Commission (the "SEC") and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on the Company's reported results, and may even affect the reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of the Company's business, including rules relating to software revenue recognition, purchase and pooling-of-interests accounting for business combinations, the valuation of in-process research and development, employee stock purchase plans and stock option grants have recently been revised or are under review by one or more groups. Changes to these rules, or the questioning of current practices, may have a significant adverse effect on the Company's reported financial results or in the way in which the Company conducts its business.

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

"YEAR 2000" ISSUES

    The Company is addressing a broad range of issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates risk for the Company from unforeseen problems in its products or its own computer and embedded systems and from third parties with whom the Company deals on financial and other transactions worldwide. Failure of the Company's and/or third parties' computer systems or Year 2000 defects in the Company's products could have a material impact on the Company's ability to conduct its business.

    The Company has commenced a phased program to inventory, assess, remediate, test, implement and develop contingency plans for all mission-critical applications and products potentially affected by the Year 2000 issue (the "Y2K Program"). To accelerate overall completion, activities in each phase are often concurrent rather than serial, but all phases, except developing contingency plans, are expected to be completed by mid-1999. Additionally, the Company has opened a dedicated Year 2000 test laboratory for both internal business process and product testing. All Company business groups are involved in the Y2K Program efforts.

    The Company has identified three potential areas of impact for review: (1) the software and systems, including embedded systems, used in the Company's internal business processes; (2) third party vendors, manufacturers and suppliers, and (3) the Company's software products offered to customers. The Company's current estimate of the aggregate costs to be incurred for the Y2K Program is approximately $3.0 million, which is expected to be funded from operating cash flows. If the Company encounters significant unforeseen Year 2000 problems, either in its products or internal business systems or in relation to third party vendors, manufacturers or suppliers, actual costs could materially exceed this estimate.

    INTERNAL BUSINESS PROCESSES. The Company has substantially completed its inventory of Year 2000 impacted software and is assessing its centralized computer and embedded systems to identify any potential Year 2000 issues. The Company's financial information systems include an SAP system recently implemented in the United States, Japan, and Asia Pacific and Latin America, and an Oracle system in Europe that has recently been upgraded to a recent version. SAP and Oracle have informed the Company, and the Company believes, that these systems are Year 2000 compliant. The Company has a number of projects underway to replace or upgrade hardware and software that are known to be Year 2000 non-compliant. The Company currently expects to substantially complete remediation, validation and implementation of its internal systems by mid-1999. In addition, in order to protect against the acquisition of additional products that may not be Year 2000 ready, the Company has implemented a policy requiring Year 2000 review of products sold or licensed to the Company prior to their acquisition. However, if implementation of replacement or upgraded systems or software is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

    THIRD PARTY VENDORS, MANUFACTURERS AND SUPPLIERS. The Company is also in the process of contacting its critical suppliers, manufacturers, distributors and other vendors to determine that their operations and the products and services that they provide to the Company are Year 2000 compliant. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans. However, such failures, including failures of any contingency plan, remain a possibility and could have a materially adverse impact on the Company's results of operations or financial condition.

    PRODUCTS. In addition, the Year 2000 issue could affect the products that the Company licenses. The Company is continuing to test its products and gather information about Company technologies and products impacted by the Year 2000 transition. Current information about the Company's products is available on the Company's Year 2000 Web site (www.adobe.com/newsfeatures/year2000). Information on the Company's Web site is provided to customers for the sole purpose of assisting in planning for the transition to the Year 2000. Such information is the most currently available concerning the Company's products and is provided "as is" without warranty of any kind. There can be no assurance that the Company's current products do not contain undetected errors or defects associated with Year 2000 that may result in material costs to the Company.

    CONTINGENCY PLANS. The Company has not yet developed contingency plans to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations, including operations under the control of third parties. Additionally, the most reasonably likely worst case scenario has not yet been clearly identified. Development of such contingency plans is in progress and is expected to be completed by September 1999. There can be no assurance that the Company will be able to develop contingency plans that will adequately address all Year 2000 issues that may arise.

    Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it. The impact of the Year 2000 on future Company revenue is difficult to discern but is a risk to be considered in evaluating future growth of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. The Company will be required to implement SFAS No. 130 for its first quarter of fiscal year 1999.

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

    In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2, as amended by SOP 98-4, establishes standards relating to the recognition of all aspects of software revenue. Based on the Company's ongoing assessment of the impact SOP 97-2 may have on its consolidated results of operations, the Company is modifying certain aspects of its business model such that any impact will not be significant. The Company will adopt SOP 97-2 for its fiscal year 1999.

    In December 1998, the AICPA issued SOP 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which amends SOP 97-2 and supercedes SOP 98-4. The Company will adopt SOP 98-9 in fiscal 2000, with the exception of certain provisions of this SOP that extend the deferral of the application of certain passages of SOP 97-2 which are effective December 15, 1998. The adoption of SOP 98-9 is not expected to have a significant impact on the Company.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will be required to implement SFAS No. 133 for its fiscal year 2000. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

                        LIQUIDITY AND CAPITAL RESOURCES

                                                               1998   CHANGE    1997   CHANGE    1996
                                                              ------  ------   ------  ------   ------
Cash, cash equivalents, and short-term investments..........  $272.5   (46)%   $503.0   (11)%   $564.1

Working capital.............................................  $205.0   (55)%   $454.3   (10)%   $506.1

Stockholders' equity........................................  $516.4   (28)%   $715.4     1%    $706.5

    The Company's cash, cash equivalents, and short-term investments, consisting principally of municipal bonds, money market mutual funds, U.S. Treasury notes, and auction rate certificate securities, decreased $230.4 million in fiscal 1998 from fiscal 1997. All of the Company's cash equivalents and short-term investments are classified as available-for-sale under the provisions of SFAS No. 115, and accordingly, the securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

    Major sources of cash during fiscal 1998 included cash generated from operations of $203.5 million, sale of short-term investments, net of purchases, of $69.6 million, and the proceeds from the reissuance of treasury stock of $70.9 million, primarily related to the exercise of stock options and sale of stock under the Employee Stock Purchase Plan. Major uses of cash during fiscal 1998 included $379.2 million to repurchase Adobe common stock, additions to other assets of $57.5 million, capital expenditures totaling $59.7 million, and the payment of dividends of $16.3 million.

    The Company expects to continue its investing activities, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to acquire software companies, products, or technologies complementary to the Company's business.

    In September 1997, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to an additional 15 million shares of the Company's common stock over a two-year period. This new stock repurchase program was in addition to an existing program, whereby the Company has been authorized to repurchase shares to offset issuances under employee stock option and stock purchase plans. The Company repurchased approximately 10.5 million shares and approximately 6.3 million shares of its common stock in fiscal 1998 and 1997, respectively. These stock repurchase programs are intended to enhance stockholder value by reducing the number of outstanding shares, absolutely, and, for the previously existing program, to net offsetting increases due to employee stock purchases and stock option exercises. As of November 27, 1998, management is authorized to repurchase an additional 836,000 shares under the 15 million share repurchase program. The Company has sold put warrants which will expire in the first quarter of fiscal 1999 for all but 228 of those remaining authorized shares. The timing and size of any future stock repurchases are subject to market conditions, stock prices and Company's cash position and other cash requirements going forward.

    The Company has paid cash dividends on its common stock each quarter since the second quarter of 1988. The Board of Directors of the Company declared a cash dividend on the Company's common stock of $.05 per common share for each quarter of fiscal 1998. Also, on December 1, 1997, the Company dividended one share of Siebel Systems, Incorporated ("Siebel") common stock for each 300 shares of Adobe common stock held by stockholders of record on October 31, 1997. An equivalent cash dividend was paid for holdings of less than 7,500 Adobe shares and for odd-lot and fractional Siebel shares. The declaration of future dividends, whether in cash or in-kind, is within the discretion of the Company's Board of Directors and will depend upon business conditions, the Company's results of operations and financial condition, and other factors.

    To facilitate the Company's stock repurchase program, the Company sold put warrants in a series of private placements in fiscal 1998 and 1997. Each put warrant entitles the holder to sell one share of Adobe's common stock to the Company at a specified price. Approximately 4.0 million and 4.6 million put warrants were written in fiscal 1998 and 1997, respectively. At November 27, 1998, approximately 836,000 put warrants were outstanding that expire on various dates through February 1999 that have exercise prices ranging from $27.00 to $32.38 per share, with an average exercise price of $30.30 per share.

    In addition, in fiscal 1998 and 1997, the Company purchased call options that entitle the Company to buy 1.6 million and 2.3 million shares, respectively, of its common stock. At November 27, 1998, approximately 583,000 call options were outstanding that expire on various dates through February 1999 and have exercise prices ranging from $29.36 to $35.00 per share, with an average exercise price of $32.24 per share. Under these arrangements, the Company, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

    The Company believes that existing cash, cash equivalents, and short-term investments, together with cash generated from operations, will provide sufficient funds for the Company to meet its operating cash requirements in the foreseeable future.

COMMITMENTS

    The Company's principal commitments as of November 27, 1998 consisted of obligations under operating leases, real estate development agreements, and various service agreements with a previously related party.

    During 1994, the Company entered into a real estate development agreement and an operating lease agreement in connection with the construction of a headquarters office facility. In August 1996, the construction was completed and the operating lease commenced. The Company will have the option to purchase the facility at the end of the lease term in October 2001. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $57.3 million. Pursuant to the agreement, the Company was required to pledge certain interest-bearing instruments to the lessor as collateral to secure the performance of its obligations under the lease. As of November 27, 1998, the Company's collateral under this agreement totaled $66.0 million in money market mutual funds. These deposits are included in "Other assets" on the Consolidated Balance Sheet.

    In 1996, the Company exercised its option under the development agreement to begin a second phase of development for an additional office facility. In August 1996, the Company entered into a construction agreement and an operating lease agreement for this facility. The construction was completed and the operating lease commenced in August 1998. The Company will have the option to purchase the facility at the end of the lease term in August 2003. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $64.3 million. The Company was required to deposit funds with the lessor as an interest-bearing security deposit pursuant to its obligations under the lease. As of November 27, 1998, the Company's deposits under this agreement totaled approximately $64.3 million. These deposits are included in "Other assets" on the Consolidated Balance Sheet.

    During 1998, the Company entered into a real estate development agreement for the construction of an office building in Edinburgh, Scotland. As of November 27, 1998, the Company has paid $11.5 million for land, fees, and construction costs. The expected completion date of the building is August 1999.

    At November 28, 1997, the Company held a 13% equity interest in McQueen International Limited ("McQueen") and accounted for the investment using the cost method. During 1994, the Company entered into various agreements with McQueen, whereby the Company contracted with McQueen to perform product localization and technical support functions and to provide printing, assembly, and warehousing services. Effective December 31, 1997, McQueen was acquired by Sykes Enterprises, Incorporated ("Sykes"), a publicly traded company. In connection with the acquisition, the Company exchanged its shares of McQueen for 486,676 shares of Sykes' common stock and recorded a gain on the exchange of $6.7 million in fiscal 1998. In the third quarter of fiscal 1998, these shares were sold. The Company expects that Sykes will continue to provide services to the Company for the foreseeable future.

DERIVATIVES AND FINANCIAL INSTRUMENTS
  (ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

    FOREIGN CURRENCY HEDGING INSTRUMENTS

    The Company transacts business in various foreign currencies, primarily in certain European countries and Japan. Accordingly, the Company is subject to exposure from movements in foreign currency exchange rates. This exposure is primarily related to yen denominated licenses in Japan and local currency denominated operating expenses in Europe, where the Company licenses primarily in U.S. Dollars.

    The Company's Japanese operating expenses are in yen, which mitigates a portion of the exposure related to yen denominated licenses in Japan. In addition, the Company hedges firmly committed transactions using primarily forward contracts with maturities of less than three months. The Company also hedges a percentage of forecasted international revenue with purchased options. At November 27, 1998, total outstanding contracts include $19.8 million in foreign currency forward exchange contracts and purchased Japanese yen put option contracts with a notional value of $12.5 million. All contracts expire at various times through March 1999. The Company's hedging policy is designed to reduce the impact of foreign currency exchange rate movements, and any gain or loss in the hedging portfolio is expected to be offset by a corresponding gain or loss in the underlying exposure being hedged.

    A sensitivity analysis was performed on the Company's hedging portfolio as of November 27, 1998. This sensitivity analysis is based on a modeling technique that measures the hypothetical market value resulting from a 10% and 15% shift in the value of exchange rates relative to the U.S. Dollar. An increase in the value of the U.S. Dollar (and a corresponding decrease in the value of the hedged foreign currency asset) would lead to an increase in the fair value of the Company's financial hedging instruments by $1.9 million and $2.9 million, respectively. Conversely, a decrease in the value of the U.S. Dollar would result in a decrease in the fair value of these financial instruments by $1.2 million and $1.7 million, respectively.

    The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. Gains and losses associated with the mark-to-market of outstanding foreign exchange forward contracts that are designated and effective as hedges of existing transactions, for which a firm commitment has been attained, are recognized in income in the current period. Corresponding gains and losses on the foreign currency denominated transactions being hedged are recognized in income in that same period. In this manner, the gains and losses on foreign currency denominated transactions will be offset by the gains and losses on the foreign currency contracts. The Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows as a result of these instruments. The Company uses yen options to hedge anticipated exposures.

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

    FIXED INCOME INVESTMENTS

    At November 27, 1998, the Company had an investment portfolio of fixed income securities, including those classified as cash equivalents, and restricted funds and security deposits of $372.1 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of the Company's fixed income securities.

    A sensitivity analysis was performed on the Company's investment portfolio as of November 27, 1998. This sensitivity analysis is based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, plus 100, or plus 150 basis points over six-month and twelve-month time horizons. The market value changes for a 50, 100, or 150 basis point increase in short-term treasury security yields were not material due to the limited duration of the Company's portfolio.

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

    FACILITY LEASES

    The Company is exposed to interest rate risk associated with leases of on its facilities whose payments are tied to the London Interbank Offered Rate ("LIBOR") and has evaluated the hypothetical changes in lease obligations arising from selected hypothetical changes in the LIBOR rate. Market changes reflected immediate hypothetical parallel shifts in the LIBOR curve of plus or minus 50, 100, and 150 basis points for a twelve-month period. Based on this analysis, such charges would not be material to the Company's results of operations or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              FINANCIAL STATEMENTS

    The Company's financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.(a)1 for a listing of financial statements provided in the section titled "FINANCIAL STATEMENTS".

                               SUPPLEMENTARY DATA

    THE FOLLOWING TABLES (PRESENTED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) SET FORTH QUARTERLY SUPPLEMENTARY DATA FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED NOVEMBER 27, 1998.

                                                                    1998
                                            -----------------------------------------------------
                                                          QUARTER ENDED                   YEAR
                                            ------------------------------------------    ENDED
                                             FEB. 27    MAY 29     AUG. 28    NOV. 27    NOV. 27
                                            ---------  ---------  ---------  ---------  ---------
Revenue...................................  $ 197,813  $ 227,310  $ 222,932  $ 246,736  $ 894,791
Gross profit..............................    167,827    200,018    196,151    219,358    783,354
Income before income taxes................     42,635     44,645        242     80,172    167,694
Net income................................     26,744     27,980        152     50,268    105,144
Basic net income per share................       0.39       0.42     --           0.80       1.58
Shares used in computing basic net income
  per share...............................     67,762     66,735     67,278     63,115     66,433
Diluted net income per share..............       0.38       0.41     --           0.78       1.55
Shares used in computing diluted net
  income per share........................     69,585     68,990     68,412     64,207     67,974

                                                                    1997
                                            -----------------------------------------------------
                                                          QUARTER ENDED                   YEAR
                                            ------------------------------------------    ENDED
                                             FEB. 28    MAY 30     AUG. 29    NOV. 28    NOV. 28
                                            ---------  ---------  ---------  ---------  ---------
Revenue...................................  $ 226,459  $ 228,264  $ 230,039  $ 227,132  $ 911,894
Gross profit..............................    192,170    195,606    197,350    200,497    785,623
Income before income taxes................     73,167     63,204     85,528     74,191    296,090
Net income................................     46,484     40,106     53,428     46,819    186,837
Basic net income per share................       0.65       0.56       0.73       0.66       2.60
Shares used in computing basic net income
  per share...............................     71,493     72,085     72,766     71,345     71,962
Diluted net income per share..............       0.63       0.54       0.72       0.64       2.52
Shares used in computing diluted net
  income per share........................     73,939     74,416     74,528     73,651     74,160

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no disagreements on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure to be reported under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   DIRECTORS

    Information with respect to Directors may be found in the section captioned "Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 15, 1999. Such information is incorporated herein by reference.

                               EXECUTIVE OFFICERS

    Information with respect to executive officers may be found in Item 1. Business.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to this item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 15, 1999. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 15, 1999. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

    1.  Financial statements

       - Management's Report

       - Independent Auditors' Report

       - Consolidated Balance Sheets
           November 27, 1998 and November 28, 1997

       - Consolidated Statements of Income
           Years Ended November 27, 1998, November 28, 1997, and November 29,
           1996

       - Consolidated Statements of Stockholders' Equity
           Years Ended November 27, 1998, November 28, 1997, and November 29,
           1996

       - Consolidated Statements of Cash Flows
           Years Ended November 27, 1998, November 28, 1997, and November 29,
           1996

       - Notes to Consolidated Financial Statements

    2.  Financial statement schedule

       - Schedule II--Valuation and Qualifying Accounts

    3.  Exhibits

        a. Index to Exhibits

                                                                              INCORPORATED BY REFERENCE
 EXHIBIT                                                                   -------------------------------      FILED
 NUMBER                         EXHIBIT DESCRIPTION                          FORM       DATE      NUMBER      HEREWITH
---------  --------------------------------------------------------------  ---------  ---------  ---------  -------------
3.1        The Registrant's (as successor in-interest to Adobe Systems
             (Delaware) Incorporated by virtue of a reincorporation
             effective 5/30/97) Certificate of Incorporation, as filed
             with the Secretary of State of the State of Delaware on
             5/9/97.                                                            10-Q   05/30/97        3.1
3.2.10     Amended and Restated Bylaws as currently in effect.                   8-K     9/3/98        3.2
3.3        Certificate of Designation of the Series A Preferred Stock           10-K   05/30/97        2.1
3.4        Agreement and Plan of Merger effective 5/30/97 (by virtue of a reincorporation), by and between Adobe Systems Incorporated, a California corporation and Adobe Systems (Delaware)
             Incorporated, a Delaware corporation.                              10-Q   05/30/97        2.1
4.1        Third Amended and Restated Rights Agreement between the
             Company and Harris Trust Company of California                      8-K   12/15/98          1
10.1.6     1984 Stock Option Plan, as amended*                                  10-Q   07/02/93     10.1.6
10.21.3    Revised Bonus Plan*                                                  10-Q   02/28/97    10.21.3
10.24.1    Amended 1994 Performance and Restricted Stock Plan*                  10-Q   05/29/98    10.24.1
10.25.0    Form of Indemnity Agreement*                                         10-K   11/30/90    10.17.2
10.25.1    Form of Indemnity Agreement*                                         10-Q   05/30/97    10.25.1

                                                                              INCORPORATED BY REFERENCE
 EXHIBIT                                                                   -------------------------------      FILED
 NUMBER                         EXHIBIT DESCRIPTION                          FORM       DATE      NUMBER      HEREWITH
---------  --------------------------------------------------------------  ---------  ---------  ---------  -------------
10.32      Sublease of the Land and Lease of the Improvements By and
             Between Sumitomo Bank Leasing and Finance Inc. and Adobe
             Systems Incorporated (Phase 1)                                     10-K   11/25/94      10.32
10.36      1996 Outside Directors Stock Option Plan*                            10-Q   05/31/96      10.36
10.37      Confidential Resignation Agreement*                                  10-Q   05/31/96      10.37
10.38      Sublease of the Land and Lease of the Improvements By and
             Between Sumitomo Bank Leasing and Finance Inc. and Adobe
             Systems Incorporated (Phase 2)                                     10-Q   08/30/96      10.38
10.39      1997 Employee Stock Purchase Plan, as amended*                        S-8   05/30/97      10.39
10.40      1994 Stock Option Plan, as amended*                                   S-8   05/30/97      10.40
10.42      Amended and Restated Limited Partnership Agreement of Adobe
             Incentive Partners, L.P.*                                          10-Q    8/28/98      10.42
10.43      Resignation Agreement*                                               10-K   11/28/97      10.43
10.44      Forms of Retention Agreement*                                        10-K   11/28/97      10.44
10.45      Confidential Executive Resignation Agreement And General
             Release of Claims*                                                 10-Q    8/28/98      10.45
10.46      Confidential Executive Resignation Agreement And General
             Release of Claims*                                                 10-Q    8/28/98      10.46
10.47      Confidential Executive Resignation Agreement And General
             Release of Claims*                                                 10-Q    8/28/98      10.46
10.48      Letter of Release and Waiver*                                                                              X
21         Subsidiaries of the Registrant                                                                             X
23         Consent of Independent Auditors                                                                            X
27.1       Financial Data Schedule                                                                                    X
27.2       Financial Data Schedule                                                                                    X
27.3       Financial Data Schedule                                                                                    X

------------------------

 *  Compensatory plan or arrangement

    The Company will furnish any exhibit listed above that is not included herein upon the specific request of a stockholder, upon such stockholder's payment of the Company's reasonable expenses in furnishing such exhibit. Stockholders should call or write:

       Investor Relations Department
       345 Park Avenue
       San Jose, CA 95110-2704
       408-536-6000

    Many of the above exhibits are also available through the Company's EDGAR filings at www.sec.gov.

(b) Reports on Form 8-K

DATE OF REPORT               FILING DATE           ITEM REPORTED
----------------------  ----------------------  -------------------
September 3, 1998            September 3, 1998               5

    On September 3, 1998 the Company filed a Report on Form 8-K under Item 5 to report the amendment of the Company's Amended and Restated Bylaws related to (i) the advance notice requirements for stockholder proposals to be brought before meetings of stockholders, (ii) nominations of persons for election of directors, and (ii) fixing record dates.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ADOBE SYSTEMS INCORPORATED

                                By              /s/ HAROLD L. COVERT
                                     -----------------------------------------
                                                 Harold L. Covert,
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                          OFFICER (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of February, 1999.

          SIGNATURE                       TITLE
------------------------------  --------------------------

                                Chairman of the Board of
     /s/ JOHN E. WARNOCK          Directors and Chief
------------------------------    Executive Officer
       John E. Warnock            (Principal Executive
                                  Officer)

    /s/ CHARLES M. GESCHKE
------------------------------  Chairman of the Board of
      Charles M. Geschke          Directors and President

   /s/ WILLIAM R. HAMBRECHT
------------------------------  Director
     William R. Hambrecht

     /s/ ROBERT SEDGEWICK
------------------------------  Director
       Robert Sedgewick

     /s/ DELBERT W. YOCAM
------------------------------  Director
       Delbert W. Yocam

    /s/ WILLIAM J. SPENCER
------------------------------  Director
      William J. Spencer

      /s/ GENE P. CARTER
------------------------------  Director
        Gene P. Carter

          SIGNATURE                       TITLE
------------------------------  --------------------------

   /s/ CAROL MILLS BALDWIN
------------------------------  Director
     Carol Mills Baldwin

                                Senior Vice President and
     /s/ HAROLD L. COVERT         Chief Financial Officer
------------------------------    (Principal Financial and
       Harold L. Covert           Accounting Officer)

                             SUMMARY OF TRADEMARKS

    The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in certain jurisdictions, are referenced in this Form 10-K:

       Adobe
       Acrobat
       After Effects
       Aldus
       Frame
       FrameMaker
       GoLive CyberStudio
       Illustrator
       ImageReady
       ImageStyler
       PageMaker
       PageMill
       PhotoDeluxe
       Photoshop
       PostScript
       Premiere
       PrintGear
       SiteMill
       Type Library

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

                              FINANCIAL STATEMENTS

    As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

FINANCIAL STATEMENT DESCRIPTION                                                                                        PAGE
------------------------------------------------------------------------------------------------------------------     -----
-          Management's Report....................................................................................          39

-          Independent Auditors' Report...........................................................................          40

-          Consolidated Balance Sheets
           November 27, 1998 and November 28, 1997................................................................          41

-          Consolidated Statements of Income
           Years Ended November 27, 1998, November 28, 1997, and November 29, 1996................................          42

-          Consolidated Statements of Stockholders' Equity
           Years Ended November 27, 1998, November 28, 1997, and November 29, 1996................................          43

-          Consolidated Statements of Cash Flows
           Years Ended November 27, 1998, November 28, 1997, and November 29, 1996................................          44

-          Notes to Consolidated Financial Statements.............................................................          45

                              MANAGEMENT'S REPORT

    Management is responsible for all the information and representations contained in the consolidated financial statements and other sections of this FORM 10-K. Management believes that the consolidated financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included, and that the other information in this FORM 10-K is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

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

    The Board of Directors pursues its oversight role for these consolidated financial statements through the Audit Committee, which is comprised solely of Directors who are not officers or employees of the Company. The Audit Committee meets with management periodically to review their work and to monitor the discharge of each of their responsibilities. The Audit Committee also meets periodically with KPMG LLP, the independent auditors, who have free access to the Audit Committee or the Board of Directors, without management present, to discuss internal accounting control, auditing, and financial reporting matters.

    KPMG LLP is engaged to express an opinion on our consolidated financial statements. Their opinion is based on procedures believed by them to be sufficient to provide reasonable assurance that the consolidated financial statements are not materially misleading and do not contain material errors.

                                By              /s/ HAROLD L. COVERT
                                     -----------------------------------------
                                                 Harold L. Covert,
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                      OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                      OFFICER)

December 14, 1998

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of November 27, 1998 and November 28, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended November 27, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Mountain View, California
December 14, 1998

                           ADOBE SYSTEMS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        NOVEMBER 27   NOVEMBER 28
                                                                                            1998          1997
                                                                                        ------------  ------------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...........................................................   $  110,871    $  267,576
  Short-term investments..............................................................      161,676       235,380
  Receivables, net of allowances for doubtful accounts of $6,399 and $3,634,
    respectively......................................................................      141,180       130,974
  Deferred income taxes...............................................................       32,028        25,824
  Other current assets................................................................       10,190        19,192
                                                                                        ------------  ------------
    Total current assets..............................................................      455,945       678,946

Property and equipment, net...........................................................       93,887        80,978
Deferred income taxes.................................................................       16,647        16,999
Other assets..........................................................................      200,852       163,148
                                                                                        ------------  ------------
                                                                                         $  767,331    $  940,071
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade and other payables............................................................   $   48,681    $   57,857
  Accrued expenses....................................................................      117,539        97,295
  Accrued restructuring charges.......................................................        8,867         8,383
  Income taxes payable................................................................       64,546        48,343
  Deferred revenue....................................................................       11,333        12,769
                                                                                        ------------  ------------
    Total current liabilities.........................................................      250,966       224,647
                                                                                        ------------  ------------
Stockholders' equity:
  Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued............       --            --
  Common stock, $0.0001 par value; Authorized: 200,000 shares; Issued: 73,941 shares
    in 1998 and 1997; and additional paid-in capital..................................      306,859       291,281
  Retained earnings...................................................................      732,730       663,861
  Unrealized gains on investments, net................................................          823         3,590
  Cumulative translation adjustment...................................................       (2,702)       (4,620)
  Treasury stock, at cost (13,050 and 5,176 shares in 1998 and 1997, respectively),
    net of reissuances................................................................     (521,345)     (238,688)
                                                                                        ------------  ------------
    Total stockholders' equity........................................................      516,365       715,424
                                                                                        ------------  ------------
                                                                                         $  767,331    $  940,071
                                                                                        ------------  ------------
                                                                                        ------------  ------------

          See accompanying Notes to Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEARS ENDED
                                                           -------------------------------------
                                                           NOVEMBER 27  NOVEMBER 28  NOVEMBER 29
                                                              1998         1997         1996
                                                           -----------  -----------  -----------
Revenue:
  Licensing..............................................   $ 164,145    $ 196,230    $ 196,693
  Application products...................................     730,646      715,664      589,870
                                                           -----------  -----------  -----------
Total revenue............................................     894,791      911,894      786,563

Direct costs.............................................     111,437      126,271      141,147
                                                           -----------  -----------  -----------
Gross profit.............................................     783,354      785,623      645,416
                                                           -----------  -----------  -----------
Operating expenses:
  Research and development...............................     207,339      170,862      155,418
  Sales and marketing....................................     316,691      303,268      254,972
  General and administrative.............................      95,732       75,358       62,034
  Write-off of acquired in-process research and
    development..........................................      --            5,969       21,251
  Restructuring and other charges........................      38,245         (590)       4,955
                                                           -----------  -----------  -----------
Total operating expenses.................................     658,007      554,867      498,630
                                                           -----------  -----------  -----------
Operating income.........................................     125,347      230,756      146,786
                                                           -----------  -----------  -----------
Nonoperating income, net:
  Investment gain........................................      14,994       34,290       68,875
  Interest and other income..............................      27,353       31,044       29,163
                                                           -----------  -----------  -----------
Total nonoperating income, net...........................      42,347       65,334       98,038
                                                           -----------  -----------  -----------
Income before income taxes...............................     167,694      296,090      244,824
Income tax provision.....................................      62,550      109,253       91,547
                                                           -----------  -----------  -----------
Net income...............................................   $ 105,144    $ 186,837    $ 153,277
                                                           -----------  -----------  -----------
                                                           -----------  -----------  -----------
Basic net income per share...............................   $    1.58    $    2.60    $    2.12
                                                           -----------  -----------  -----------
                                                           -----------  -----------  -----------
Shares used in computing basic net income per share......      66,433       71,962       72,454
                                                           -----------  -----------  -----------
                                                           -----------  -----------  -----------
Diluted net income per share.............................   $    1.55    $    2.52    $    2.04
                                                           -----------  -----------  -----------
                                                           -----------  -----------  -----------
Shares used in computing diluted net income per share....      67,974       74,160       75,132
                                                           -----------  -----------  -----------
                                                           -----------  -----------  -----------

          See accompanying Notes to Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                       COMMON STOCK
                                      AND ADDITIONAL               UNREALIZED
                                      PAID IN CAPITAL               GAINS ON     CUMULATIVE     TREASURY STOCK
                                     -----------------  RETAINED  INVESTMENTS,   TRANSLATION  ------------------
                                     SHARES   AMOUNT    EARNINGS      NET        ADJUSTMENT   SHARES    AMOUNT      TOTAL
                                     ------  ---------  --------  ------------   ----------   -------  ---------  ---------
Balances as of December 1, 1995....  72,834  $ 293,258  $390,793    $ 18,831      $(4,465)      --     $  --      $ 698,417
Stock issued under employee stock
  and stock option plans...........   2,032     39,870     --         --            --          --        --         39,870
Tax benefit from employee stock
  option plans.....................    --       10,828     --         --            --          --        --         10,828
Stock compensation expense.........    --        2,772     --         --            --          --        --          2,772
Dividends declared.................    --       --       (14,524)     --            --          --        --        (14,524)
Repurchase of common stock.........  (3,390)  (126,778)    --         --            --          --        --       (126,778)
Put warrant obligations............    --      (71,348)    --         --            --          --        --        (71,348)
Adjustment to unrealized gains on
  investments, net.................    --       --         --         14,683        --          --        --         14,683
Cumulative translation adjustment..    --       --         --         --             (683)      --        --           (683)
Net income.........................    --       --       153,277      --            --          --        --        153,277
                                     ------  ---------  --------  ------------   ----------   -------  ---------  ---------
Balances as of November 29, 1996...  71,476    148,602   529,546      33,514       (5,148)      --        --        706,514
Stock issued under employee stock
  and stock option plans...........   3,631     70,995     --         --            --          --        --         70,995
Tax benefit from employee stock
  option plans.....................    --       29,607     --         --            --          --        --         29,607
Stock compensation expense.........    --        1,329     --         --            --          --        --          1,329
Dividends declared.................    --       --       (52,522)     --            --          --        --        (52,522)
Repurchase of common stock.........  (1,166)   (36,956)    --         --            --         (5,176)  (238,688)  (275,644)
Proceeds from sale of put
  warrants.........................    --        6,356     --         --            --          --        --          6,356
Reclassification of put warrant
  obligations......................    --       71,348     --         --            --          --        --         71,348
Adjustment to unrealized gains on
  investments, net.................    --       --         --        (29,924)       --          --        --        (29,924)
Cumulative translation adjustment..    --       --         --         --              528       --        --            528
Net income.........................    --       --       186,837      --            --          --        --        186,837
                                     ------  ---------  --------  ------------   ----------   -------  ---------  ---------
Balances as of November 28, 1997...  73,941    291,281   663,861       3,590       (4,620)     (5,176)  (238,688)   715,424
Tax benefit from employee stock
  option plans.....................    --       12,595     --         --            --          --        --         12,595
Stock compensation expense.........    --          215     --         --            --          --         2,298      2,513
Dividends declared.................    --       --       (12,962)     --            --          --        --        (12,962)
Purchase of treasury stock.........    --       --         --         --            --        (10,513)  (379,203)  (379,203)
Reissuance of treasury stock under
  employee stock and stock option
  plans............................    --       --       (23,313)     --            --          2,639     94,248     70,935
Proceeds from sale of put
  warrants.........................    --        2,768     --         --            --          --                    2,768
Adjustment to unrealized gains on
  investments, net.................    --       --         --         (2,767)       --          --        --         (2,767)
Cumulative translation adjustment..    --       --         --         --            1,918       --        --          1,918
Net income.........................    --       --       105,144      --            --          --        --        105,144
                                     ------  ---------  --------  ------------   ----------   -------  ---------  ---------
Balances as of November 27, 1998...  73,941  $ 306,859  $732,730    $    823      $(2,702)    (13,050) $(521,345) $ 516,365
                                     ------  ---------  --------  ------------   ----------   -------  ---------  ---------
                                     ------  ---------  --------  ------------   ----------   -------  ---------  ---------

          See accompanying Notes to Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                         YEARS ENDED
                                                                            -------------------------------------
                                                                            NOVEMBER 27  NOVEMBER 28  NOVEMBER 29
                                                                               1998         1997         1996
                                                                            -----------  -----------  -----------
Cash flows from operating activities:
  Net income..............................................................   $ 105,144    $ 186,837    $ 153,277
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................      56,264       59,384       55,621
    Deferred income taxes.................................................      (6,774)      (4,172)      (9,420)
    Equity in net (income) loss of Adobe Ventures I and II................      (2,365)       1,326      (19,001)
    Gains on sales of equity securities...................................     (12,972)     (35,616)     (53,216)
    Tax benefit from employee stock option plans..........................      12,595       29,607       10,828
    Stock compensation expense............................................       2,513        1,329        2,772
    Write-off of acquired in-process research and development.............      --            5,969       21,251
    Noncash restructuring and other charges...............................       9,077       --            2,525
    Changes in operating assets and liabilities:
      Receivables.........................................................     (11,054)     (15,151)       8,556
      Other current assets................................................       6,886       (2,351)      (1,173)
      Trade and other payables............................................      (8,461)      14,802        8,534
      Accrued expenses....................................................      32,947        4,216       (7,198)
      Accrued restructuring charges.......................................       3,914       (2,471)     (20,229)
      Income taxes payable................................................      17,125      (32,294)      48,768
      Deferred revenue....................................................      (1,370)      (2,768)      (3,781)
                                                                            -----------  -----------  -----------
Net cash provided by operating activities.................................     203,469      208,647      198,114
                                                                            -----------  -----------  -----------
Cash flows from investing activities:
  Purchases of short-term investments.....................................  (1,278,178)  (2,657,302)  (2,363,993)
  Maturities and sales of short-term investments..........................   1,347,800    2,875,294    2,363,793
  Acquisitions of property and equipment..................................     (59,745)     (33,882)     (45,869)
  Additions to other assets...............................................     (57,520)     (42,122)     (65,399)
  Acquisitions, net of cash acquired......................................      (3,544)      (6,121)      (8,027)
  Proceeds from sales of equity securities................................      10,886       30,993       72,630
                                                                            -----------  -----------  -----------
Net cash provided by (used for) investing activities......................     (40,301)     166,860      (46,865)
                                                                            -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock..................................      --           70,995       39,870
  Purchase of treasury stock..............................................    (379,203)    (275,644)    (126,778)
  Proceeds from reissuance of treasury stock..............................      70,935       --           --
  Proceeds from sale of put warrants......................................       2,768        6,356       --
  Payment of dividends....................................................     (16,291)     (20,911)     (14,586)
                                                                            -----------  -----------  -----------
Net cash used for financing activities....................................    (321,791)    (219,204)    (101,494)

Effect of foreign currency exchange rates on cash and cash equivalents....       1,918          528        2,497
                                                                            -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents......................    (156,705)     156,831       52,252
Cash and cash equivalents at beginning of year............................     267,576      110,745       58,493
                                                                            -----------  -----------  -----------
Cash and cash equivalents at end of year..................................   $ 110,871    $ 267,576    $ 110,745
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------
Supplemental disclosures:
  Cash paid during the year for income taxes..............................   $  22,471    $  85,062    $  30,463
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------
  Noncash investing and financing activities:
    Cash dividends declared but not paid..................................   $   3,062    $   3,558    $   3,582
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------
    Dividends in-kind declared but not distributed........................   $  --        $  10,032    $  --
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------
    Dividends in-kind distributed.........................................   $   7,197    $  21,603    $  --
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------
    Issuance of notes for acquisition.....................................   $  --        $  --        $   9,473
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------

          See accompanying Notes to Consolidated Financial Statements.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

    OPERATIONS

    Founded in 1982, Adobe Systems Incorporated ("Adobe" or the "Company") develops, markets, and supports computer software products and technologies that enable users to express and use information across print and electronic media. The Company licenses its technology to major computer, printing, and publishing suppliers, and markets a line of application software products, type products, and content for creating, distributing, and managing information of all types. Additionally, the Company markets a line of products for home and small business users. The Company distributes its products through a network of original equipment manufacturer ("OEM") customers, distributors and dealers, and value-added resellers ("VARs") and systems integrators. The Company has operations in North America, Europe, Japan, and Asia Pacific and Latin America.

    FISCAL YEAR

    The Company's fiscal year is a 52/53-week year ending on the Friday closest to November 30.

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

    All of the Company's cash equivalents and short-term investments, and certain restricted funds and noncurrent investments in equity securities, free of trading restrictions or to become free of trading restrictions within one year, are classified as "available-for-sale." These investments are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are reported as a separate component of stockholders' equity. Realized gains and losses upon sale or maturity of these investments are determined using the specific identification method.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange rates. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholders' equity. Certain other transaction gains or losses, which have not been material, are reported in results of operations.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives (thirty-five years for the building; two to seven years for furniture and equipment) or lease terms (five to nine years for leasehold improvements) of the respective assets.

    OTHER ASSETS

    Purchased technology, goodwill, and certain other intangible assets are stated at cost less accumulated amortization. Amortization is recorded utilizing the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Capitalization of computer software development costs, when material, begins upon the establishment of technological feasibility, which is generally the completion of a working prototype. Such costs are amortized using the greater of the ratio of current product revenue to the total current and anticipated product revenue or the straight-line method over the software's estimated economic life, generally 9 to 36 months. The Company periodically reviews the net realizable value of its intangible assets and adjusts the carrying amount accordingly.

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

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION

    Application products revenue is recognized upon shipment, provided collection is determined to be probable and no significant obligations remain. The Company provides to application product customers free telephone support, for which the expense is accrued, up to a maximum of 90 days beginning upon the customer's first call. The cost of telephone support is deferred and recognized as the obligation is fulfilled. Revenue from distributors is subject to agreements allowing limited rights of return and price protection. The Company provides for estimated future returns, and price protection when given, at the time the related revenue is recorded.

    Licensing revenue, primarily royalties, is recorded when the OEM customers ship products incorporating Adobe software, provided collection of such revenue is probable. The Company has no remaining obligation in relation to such licensing revenue.

    Deferred revenue includes customer advances under OEM licensing agreements. Additionally, maintenance revenue for application products is deferred and recognized ratably over the term of the contract, generally 12 months.

    DIRECT COSTS

    Direct costs include product packaging, third-party royalties, amortization of localization costs and acquired technologies, and reserves for excess and obsolete inventory.

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

    The Company currently uses forward contracts as hedges of firmly committed transactions. For these contracts, mark-to-market gains and losses are recognized as other income or expense in the current period, generally consistent with the period in which the gain or loss of the underlying transaction is recognized. As of November 27, 1998, all forward foreign currency contracts entered into by the Company had maturities of 90 days or less.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PUT WARRANTS AND CALL OPTIONS

    The Company utilizes put warrants and call option arrangements to facilitate the repurchase of its common stock. The puts and calls permit, at the Company's option, physical delivery or net share settlement equal to the difference between the exercise price and the value of the option as determined by the contract. Accordingly, in-the-money put warrants do not result in a liability on the balance sheet.

    NET INCOME PER SHARE

    In fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options using the treasury stock method, unvested restricted stock, and assumed net-share settlement of dilutive put warrants. All earnings per share amounts for all periods presented have been restated to conform to SFAS No. 128 requirements.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. The Company will implement SFAS No. 130 in the first quarter of fiscal year 1999.

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

    In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2, as amended by SOP 98-4, establishes standards relating to the recognition of all aspects of software revenue. Based on the Company's ongoing assessment of the impact SOP 97-2 may have on its consolidated results of operations, the Company is modifying certain aspects of its business model such that any impact will not be significant. The Company will adopt SOP 97-2 for its fiscal 1999.

    In December 1998, the AICPA issued SOP 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which amends SOP 97-2 and supercedes SOP 98-4. The Company will adopt SOP 98-9 in fiscal 2000, with the exception of certain provisions of this SOP that extend the deferral of the application of certain passages of SOP 97-2 which are effective December 15, 1998. The adoption of SOP 98-9 is not expected to have a significant impact on the Company.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will be required to implement SFAS No. 133 for its fiscal year 2000. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

    RECLASSIFICATIONS

    Certain reclassifications were made to the fiscal 1997 and 1996 consolidated financial statements to conform to the fiscal 1998 presentation. The Company also reclassified $3.4 million and $3.5 million of in-process research and development charges recognized during the first half of fiscal 1998 to research and development and general and administrative expenses, respectively, for the fiscal year ending November 27, 1998 financial statements.

NOTE 2. ACQUISITIONS

    During fiscal 1997, the Company acquired three software companies, in separate transactions, for an aggregate consideration of approximately $8.5 million. These acquisitions were accounted for using the purchase method of accounting, and approximately $6.0 million of the purchase price was allocated to in-process research and development and expensed at the time of the acquisition. One of the in-process technologies acquired for $2.5 million was discontinued in fiscal 1998. The project associated with an additional $2.8 million of the purchased in-process technology was canceled as part of the restructuring in the third quarter of fiscal 1998 and subsequently sold to a management-led buyout group.

    During fiscal 1996, the Company acquired Ares Software for approximately $15.5 million. The acquisition was accounted for using the purchase method of accounting, and approximately $15.3 million of the purchase price was allocated to in-process research and development and expensed at the time of the acquisition. The value assigned to purchased in-process technology was based on a valuation prepared by an independent third-party, estimating both the cost of developing and incorporating the in-process technology into future versions of PostScript and the future cash flows from the enhanced PostScript product, using a discount factor which takes into consideration the uncertainty surrounding the successful development of the purchased in-process technology. The in-process technology was completed in fiscal 1997 and incorporated into PostScript 3.

    In November 1996, the Company also acquired in-process research and development from Swell Software for approximately $6.0 million. The research project was discontinued prior to reaching technological feasibility early in fiscal 1997.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

    All cash equivalents, short-term investments, and certain noncurrent investments consisted of the following:

                                                                           AS OF NOVEMBER 27, 1998
                                                              --------------------------------------------------
                                                                        UNREALIZED     UNREALIZED     ESTIMATED
                                                                COST      GAINS          LOSSES       FAIR VALUE
                                                              --------  ----------   --------------   ----------
Classified as current assets:
  Money market mutual funds.................................  $ 34,583   $ --          $ --            $  34,583
  State and municipal bonds and notes.......................   201,877     1,435             (63)        203,249
  United States government treasury notes...................     3,952         7         --                3,959
                                                              --------  ----------         -----      ----------

  Total current.............................................   240,412     1,442             (63)        241,791

Classified as noncurrent assets:
  Money market mutual funds.................................    66,000     --            --               66,000
                                                              --------  ----------         -----      ----------
Total securities............................................  $306,412   $ 1,442       $     (63)      $ 307,791
                                                              --------  ----------         -----      ----------
                                                              --------  ----------         -----      ----------

                                                                           AS OF NOVEMBER 28, 1997
                                                              --------------------------------------------------
                                                                        UNREALIZED     UNREALIZED     ESTIMATED
                                                                COST      GAINS          LOSSES       FAIR VALUE
                                                              --------  ----------   --------------   ----------
Classified as current assets:
  Money market mutual funds.................................  $ 53,051   $ --          $ --            $  53,051
  State and municipal bonds and notes.......................   394,295       757             (36)        395,016
  Corporate and bank notes..................................     6,400     --            --                6,400
  Auction-rate securities...................................     2,800     --            --                2,800
  Equity securities.........................................     4,082     5,292         --                9,374
                                                              --------  ----------         -----      ----------
Total current...............................................   460,628     6,049             (36)        466,641
                                                              --------  ----------         -----      ----------
Classified as noncurrent assets:
  Money market mutual funds.................................        46     --            --                   46
  United States government treasury notes...................    66,607         9              (9)         66,607
                                                              --------  ----------         -----      ----------
  Total noncurrent..........................................    66,653         9              (9)         66,653
                                                              --------  ----------         -----      ----------
Total securities............................................  $527,281   $ 6,058       $     (45)      $ 533,294
                                                              --------  ----------         -----      ----------
                                                              --------  ----------         -----      ----------

    Approximately $80.1 million and $231.2 million in investments are classified as cash equivalents as of November 27, 1998 and November 28, 1997, respectively, and all noncurrent investments are included in other assets. Unrealized gains (losses) on all securities are reported as a separate component of stockholders' equity, net of taxes of $0.6 million and $2.4 million as of November 27, 1998 and November 28, 1997, respectively. Net realized gains for the years ended November 27, 1998 and November 28, 1997 of $7.0 million and $38.4 million, respectively, are included in nonoperating income.

    As of November 27, 1998, the cost and estimated fair value of current debt securities and money market mutual funds with a maturity of one year or less was $117.8 million and $118.0 million, respectively, and the cost and estimated fair value of current debt securities with maturities ranging from one to five years were $122.6 million and $123.8 million, respectively.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                                              NOVEMBER 27   NOVEMBER 28
                                                                                  1998          1997
                                                                              ------------  ------------
Land........................................................................   $    7,421    $      782
Building....................................................................        4,477         4,477
Equipment...................................................................      156,324       141,067
Furniture and fixtures......................................................       28,464        21,243
Leasehold improvements......................................................       24,829        19,916
                                                                              ------------  ------------
                                                                                  221,515       187,485
Less accumulated depreciation and amortization..............................      127,628       106,507
                                                                              ------------  ------------
                                                                               $   93,887    $   80,978
                                                                              ------------  ------------
                                                                              ------------  ------------

NOTE 5. OTHER ASSETS

    Other assets consisted of the following:

                                                                              NOVEMBER 27   NOVEMBER 28
                                                                                  1998          1997
                                                                              ------------  ------------
Investments.................................................................   $   56,332    $   35,689
Purchased technology and licensing agreements...............................        3,502         5,043
Restricted funds and security deposits......................................      130,260       102,962
Intangibles and other assets................................................       27,527        45,097
                                                                              ------------  ------------
                                                                                  217,621       188,791
Less accumulated amortization...............................................       16,769        25,643
                                                                              ------------  ------------
                                                                               $  200,852    $  163,148
                                                                              ------------  ------------
                                                                              ------------  ------------

    The Company owns a minority interest in certain companies and a majority interest in Adobe Ventures L.P. and Adobe Ventures II, L.P. The limited partnership investments are accounted for under the equity method as contractually the partnerships are controlled by the general partner, a third party.

    The investments in Adobe Ventures L.P. and Adobe Ventures II, L.P., which were established to enable the Company to invest in emerging technology companies strategic to Adobe's software business, totaled $20.0 million and $22.3 million, respectively, as of November 27, 1998 and $18.9 million and $6.9 million, respectively, as of November 28, 1997. The investments in the limited partnerships are adjusted to reflect the Company's share of Adobe Ventures L.P. and Adobe Ventures II, L.P.'s investment income (loss) and dividend distributions, which totaled $346,000, $(1.3) million, and $17.8 million in fiscal years 1998, 1997, and 1996, respectively. Adobe Ventures L.P. and Adobe Ventures II, L.P. carry their investments in equity securities at an estimated fair market value, and unrealized gains and losses are included in investment income (loss). Substantially all of the technology companies held by the limited partnerships at November 27, 1998 are not publicly traded, and therefore, there is no established market for these investments. As such, these investments are valued based on the most recent round of financing

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 5. OTHER ASSETS (CONTINUED)
involving new non-strategic investors and estimates made by the general partner, a third party. When investments held by the limited partnerships are publicly traded, the fair value of such investments is based on quoted market prices, and mark-to-market adjustments are included in investment income.

    The Company owns minority interests in certain technology companies totaling $14.0 million and $10.0 million as of November 27, 1998 and November 28, 1997, respectively. Investments in equity securities that are not publicly traded, or are restricted from trading for more than one year, are carried at the lower of cost or market.

    At November 28, 1997 the Company held a 13% equity interest in McQueen International Limited ("McQueen") and accounted for the investment using the cost method. Effective December 31, 1997, McQueen was acquired by Sykes Enterprises, Incorporated ("Sykes"), a publicly traded company. In connection with the acquisition, the Company exchanged its shares of McQueen for 486,676 shares of Sykes' restricted common stock and recorded a gain on the exchange of $6.7 million in fiscal 1998.

    The Company's portfolio of equity investments at November 27, 1998 had a cost basis of $65.9 million and a fair market value of $56.3 million (see Note
9).

    The Company had deposited funds with a lessor as an interest-bearing security deposit totaling $64.3 million and $36.3 million as of November 27, 1998 and November 28, 1997, respectively. The Company also had pledged collateral with a lessor comprised of money market mutual funds totaling $66.0 million as of November 27, 1998, and United States government treasury notes and money market mutual funds totaling $66.7 million as of November 28, 1997 (see
Note 13).

    Amortization expense related to purchased technology and other intangibles was $20.4 million and $26.2 million in fiscal 1998 and fiscal 1997, respectively.

NOTE 6. ACCRUED EXPENSES

    Accrued expenses consisted of the following:

                                                                              NOVEMBER 27   NOVEMBER 28
                                                                                  1998          1997
                                                                              ------------  ------------
Accrued compensation and benefits...........................................   $   41,592    $   37,833
Sales and marketing allowances..............................................       13,439        15,965
Other.......................................................................       62,508        43,497
                                                                              ------------  ------------
                                                                               $  117,539    $   97,295
                                                                              ------------  ------------
                                                                              ------------  ------------

NOTE 7. RESTRUCTURING AND OTHER CHARGES

    In the third quarter of fiscal 1998, the Company implemented a restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and profitability. As part of the restructuring program, the Company implemented a reduction in force of 364 positions, four of which were executive positions, affecting mostly its North American operations. In addition to severance and related charges associated with the reduction in force, the restructuring program included charges for

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 7. RESTRUCTURING AND OTHER CHARGES (CONTINUED) divesting two business units, vacating leased facilities, and canceling certain contracts. These actions and other non-restructuring related items resulted in charges of $38.2 million, of which approximately $9.1 million were non-cash charges. Of the $28.6 million in total cash charges, $6.2 million remains accrued at November 27, 1998.

    The following table depicts the restructuring and other activity through November 27, 1998:

                                            ACCRUED                                          ACCRUED
                                           BALANCE AT     TOTAL                             BALANCE AT
                                          NOVEMBER 28    CHARGES      CASH       WRITE-    NOVEMBER 27
                                              1997      (CREDITS)   PAYMENTS     DOWNS         1998
                                          ------------  ---------  ----------  ----------  ------------
Severance and related charges...........   $   --       $  14,264  $  (13,370) $   --       $      894
Lease termination costs.................       --           4,526        (464)     --            4,062
Impairment of leasehold improvements at
  vacated facilities....................       --           6,382      --          (6,382)      --
Divestiture of business units...........       --           5,958      --          (5,958)      --
Canceled contracts......................       --           6,178      (5,235)     --              943
Other charges...........................       --           4,367        (127)     (3,964)         276
                                          ------------  ---------  ----------  ----------  ------------
                                               --          41,675     (19,196)    (16,304)       6,175
Accrual related to previous
  restructuring.........................        8,383      (3,430)     (2,261)     --            2,692
                                          ------------  ---------  ----------  ----------  ------------
                                           $    8,383   $  38,245  $  (21,457) $  (16,304)  $    8,867
                                          ------------  ---------  ----------  ----------  ------------
                                          ------------  ---------  ----------  ----------  ------------

    Severance and related charges primarily include involuntary termination and COBRA benefits, outplacement costs, and payroll taxes. The terminations were comprised principally of engineering, marketing, and technical support staff and came primarily from overhead areas, divested business units, and redundant marketing activities. As of August 31, 1998, the majority of these terminations were completed. Also included in severance and related charges are expenses associated with a reduction in force in the Company's Printing and Systems business that was implemented in the first half of fiscal 1998. This reduction in force was part of the Company's initiative to refocus resources on high-growth opportunities in the printing and digital copier markets. As of November 27, 1998, the remaining accrual balance of $0.9 million in severance and related charges consists primarily of COBRA benefits and outplacement costs and is expected to be paid by the third quarter of fiscal 1999.

    Lease termination costs of $4.5 million include remaining lease liabilities, brokerage fees, and legal fees offset by estimated sublease income related primarily to facilities in San Jose, California that were vacated as part of the restructuring program. The estimated cost of vacating these two facilities, including estimated costs to sublease, was provided by a commercial real estate brokerage firm retained by the Company. As of November 27, 1998, $4.0 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be utilized by the third quarter of fiscal 1999.

    Charges related to the impairment of leasehold improvements at vacated facilities of $6.4 million included the write-down of the net book value of leasehold improvements, telecommunications equipments, and a minimal amount of furniture and equipment used in the vacated facilities. Based on an

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 7. RESTRUCTURING AND OTHER CHARGES (CONTINUED) analysis performed by a commercial real estate brokerage firm retained by the Company to sublease the facilities, the leasehold improvements and other assets specifically identified under the restructuring program as assets to be disposed of would have no future benefit to the Company as these assets would not enhance the Company's ability to sublease the facilities. Leasehold improvements consisted principally of a product demonstration room, a computer room with a raised floor, and a single building reception area, all of which would not be used by smaller tenants. Therefore, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the leasehold improvements and telecommunications equipment were reported at the lower of the carrying amount or fair value less costs to sell, which was zero. As of September 30, 1998, both of these facilities were fully vacated.

    Included in the restructuring charge is $6.0 million related to the divestitute of two business units. Management and the Board of Directors approved the plan to divest of its Adobe Enterprise Publishing Services, Inc. ("AEPS") subsidiary located in Grand Rapids, Michigan, which provided tools and services to companies implementing solutions based on Adobe Acrobat, and the Image Club Graphics business ("ICG") located in Calgary, Canada, which specialized in the production, electronic distribution and marketing of visual content and typefaces, as they were no longer strategic to the the Company's future direction. The Company divested of these two business units with aggregate net assets of approximately $6.0 million, including cash of $3.8 million, in exchange for $2.5 million in notes receivable and future royalties. The Company fully offset the notes receivable with an allowance for doubtful accounts due to significant uncertainties in collection. The two business units generated combined annual revenues of approximately $25 million. Operating losses associated with these two business units were not material.

    Canceled contracts of $6.2 million included penalty fees paid to allow the Company to end contractual obligations as part of the divestitute of the ICG business unit, and the cancellation of an advertising campaign supporting the Company's brand marketing strategy, which was discontinued as part of the restructuring program. As of November 27, 1998, $0.9 million remains accrued and is expected to be paid by the third quarter of fiscal 1999.

    Also included in restructuring and other charges is $0.5 million related to legal and public relations fees incurred in connection with the restructuring program and $3.9 million of other charges not associated with the Company's restructuring program. The $3.9 million charge primarily included the write-off of fixed assets resulting from an adjustment related to a physical observation of fixed assets, and the write-off of goodwill as a result of management's strategic decision to change the business and legal function of a previously acquired Japanese operation. The accounting for the write-off was in accordance with SFAS 121. As of November 27, 1998, the remaining $0.3 million accrual balance related to legal fees associated with the divestiture of the two business units and employee terminations as part of the severance program, and will be paid in the first half of fiscal 1999.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 7. RESTRUCTURING AND OTHER CHARGES (CONTINUED)

    As of November 28, 1997, approximately $8.4 million in accrued restructuring costs remained resulting from the mergers with Aldus and Frame in fiscal 1994 and fiscal 1995, respectively. During fiscal 1998, lease payments of $2.3 million were made against the accrual and, as a result of the renegotiation of certain facility leases and the sublease of certain facilities in fiscal 1998, $3.4 million of the restructuring accrual related to the Aldus and Frame acquisitions was reversed in the second half of fiscal 1998. The remaining accrual of $2.7 million at November 27, 1998 relates to lease termination costs primarily in Europe.

NOTE 8. INCOME TAXES

    Income before income taxes includes net income from foreign operations of approximately $18.8 million, $59.3 million, and $25.4 million for the years ended November 27, 1998, November 28, 1997, and November 29, 1996, respectively.

    The provision for income taxes consisted of the following:

                                                                             YEARS ENDED
                                                               ----------------------------------------
                                                               NOVEMBER 27   NOVEMBER 28   NOVEMBER 29
                                                                   1998          1997          1996
                                                               ------------  ------------  ------------
Current:
  United States federal......................................   $   34,466    $   42,238    $   65,118
  Foreign....................................................       15,394        29,260        12,290
  State and local............................................        6,869        12,320        12,731
                                                               ------------  ------------  ------------
Total current................................................       56,729        83,818        90,139
                                                               ------------  ------------  ------------

Deferred:
  United States federal......................................       (4,312)       (1,721)       (6,825)
  Foreign....................................................       (1,500)       (2,071)         (780)
  State and local............................................         (962)         (380)       (1,815)
                                                               ------------  ------------  ------------
Total deferred...............................................       (6,774)       (4,172)       (9,420)
                                                               ------------  ------------  ------------

Charge in lieu of taxes attributable to employee stock
  plans......................................................       12,595        29,607        10,828
                                                               ------------  ------------  ------------
                                                                $   62,550    $  109,253    $   91,547
                                                               ------------  ------------  ------------
                                                               ------------  ------------  ------------

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 8. INCOME TAXES (CONTINUED)
    Total income tax expense differs from the expected tax expense (computed by multiplying the United States federal statutory rate of approximately 35% for fiscal years 1998, 1997, and 1996 by income before income taxes) as a result of the following:

                                                                             YEARS ENDED
                                                               ----------------------------------------
                                                               NOVEMBER 27   NOVEMBER 28   NOVEMBER 29
                                                                   1998          1997          1996
                                                               ------------  ------------  ------------
Computed "expected" tax expense..............................   $   58,693    $  103,632    $   85,689
State tax expense, net of federal benefit....................        6,068        10,301         9,819
Nondeductible write-off of acquired in-process research and
  development................................................       --             1,791         5,310
Nondeductible goodwill.......................................        2,011           825           772
Tax-exempt income............................................       (4,190)       (5,559)       (3,304)
Tax credits..................................................       (4,708)       (4,604)       (4,912)
Foreign tax rate differential................................        1,406         1,864        (4,003)
Other, net...................................................        3,270         1,003         2,176
                                                               ------------  ------------  ------------
                                                                $   62,550    $  109,253    $   91,547
                                                               ------------  ------------  ------------
                                                               ------------  ------------  ------------

    The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of fiscal 1998 and fiscal 1997 are presented below:

                                                                              NOVEMBER 27   NOVEMBER 28
                                                                                  1998          1997
                                                                              ------------  ------------
Deferred tax assets:
  Acquired technology.......................................................   $   14,099    $   12,720
  Reserves and deferred revenue.............................................       30,655        25,511
  Depreciation and amortization.............................................       --             3,558
  Net operating loss carryforwards..........................................        2,171         3,260
  Investments...............................................................        2,988        --
  Other.....................................................................        2,562         3,532
                                                                              ------------  ------------
    Total gross deferred tax assets.........................................       52,475        48,581
    Deferred tax asset valuation allowance..................................       (2,696)       (3,643)
                                                                              ------------  ------------
    Total deferred tax assets...............................................       49,779        44,938
                                                                              ------------  ------------

Deferred tax liabilities:
  Depreciation and amortization.............................................       (1,076)       --
  Investments...............................................................       --              (303)
  Other.....................................................................          (28)       (1,812)
                                                                              ------------  ------------
    Total deferred tax liabilities..........................................       (1,104)       (2,115)
                                                                              ------------  ------------

Net deferred tax assets.....................................................   $   48,675    $   42,823
                                                                              ------------  ------------
                                                                              ------------  ------------

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 8. INCOME TAXES (CONTINUED)
    The Company provides United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States.

    As of November 27, 1998, the Company has foreign operating loss carryovers in various jurisdictions of approximately $2.2 million with various expiration dates. For financial reporting purposes, a valuation allowance has been established to fully offset the deferred tax assets related to foreign operating losses due to uncertainties in utilizing these losses. A valuation allowance has also been established for certain deductions related to investments. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

    The Company's federal tax returns have been examined by the Internal Revenue Service for all years through 1993. The Internal Revenue Service has proposed assessments that the Company is contesting in Tax Court. Management believes that any related adjustments that might be required will not have a material effect on the Company's financial position or results of operations.

NOTE 9. BENEFIT PLANS

    PRETAX SAVINGS PLAN

    In 1987, the Company adopted an Employee Investment Plan, qualified under
Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all of the Company's United States employees. Under the plan, eligible employees may contribute up to 18% of their pretax salary, subject to certain limitations. The Company matches approximately 25% of the first 6% of employee contributions and contributed approximately $2.4 million, $1.8 million, and $1.6 million in fiscal 1998, 1997, and 1996, respectively. Matching contributions can be terminated at the Company's discretion.

    PROFIT SHARING PLAN

    The Company has a profit sharing plan that provides for profit sharing payments to all eligible employees following each quarter in which the Company achieves at least 70% of its budgeted earnings for the quarter. The plan, as well as the annual operating budget on which the plan is based, is approved by the Company's Board of Directors. The Company contributed approximately $6.8 million, $11.8 million, and $9.9 million to the plan in fiscal 1998, 1997, and 1996, respectively.

    ADOBE INCENTIVE PARTNERS

    In March 1997, as part of its venture investing program, the Company established an internal limited partnership, Adobe Incentive Partners, L.P. ("AIP"), which allows certain of the Company's executive officers to participate in cash or stock distributions from Adobe's venture investments. Adobe is both the general partner and a limited partner of AIP. Other limited partners are executive officers of the Company who are involved in Adobe's venture investing activities and whose participation is deemed critical to the success of the program.

    Adobe's Class A senior limited partnership interest includes both a liquidation preference and a preference in recovery of the cost basis of each specific investment. The executives' Class B junior limited partnership interest qualifies for partnership distributions only after: (a) Adobe has fully recovered the cost

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 9. BENEFIT PLANS (CONTINUED)
basis of its investment in the specific investee company for which a distribution is made; and (b) the participating executive has vested in his or her distribution rights. The distribution rights generally vest on a monthly basis over three years, such that the rights are 25% vested after one year, 50% vested after two years, and fully vested at the end of three years. The limited partnership investments are restricted to investments in companies that are private at the time of the establishment of AIP or when the investment is made, whichever is later. Partnership interests may be allocated to designated officers only while the investee company is still private. Class B interests may not exceed a maximum of 20% of the venture investments included in AIP.

    Assets held by AIP include Adobe's entire interests in Adobe Ventures L.P. and Adobe Ventures II, L.P. and equity securities of privately held companies. At November 27, 1998, the cost basis and recorded fair value of all investments included in AIP were $65.9 million and $56.3 million, respectively. In fiscal 1998, AIP recorded net income of $2.2 million. The participating officers received aggregate cash distributions of $707,000 in fiscal 1998. The amount of cash distributed to the officers represents their vested portion of investments that were liquidated by AIP. The participating officers receive quarterly cash distributions as their partnership interests vest for investments that have been liquidated by AIP. At November 27, 1998, the minority interest held by the participating officers was $1.5 million and is included in accrued expenses on the Consolidated Balance Sheet.

NOTE 10. EMPLOYEE STOCK PLANS

    STOCK OPTION PLANS

    As of November 27, 1998, the Company has reserved 29,200,000 shares of common stock for issuance under its 1994 Stock Option Plan (the "Option Plan") for employees which provides for the granting of stock options to employees and officers at the fair market value of the Company's common stock at the grant date. Initial options granted under the Option Plan generally vest 25% after the first year and ratably thereafter such that 50% and 100% are vested after the second and third year, respectively; subsequent options granted under the Option Plan generally vest ratably over the entire term such that 50% and 100% are vested after the second and third year, respectively. Outstanding option terms under all of the Company's employee stock option plans range from five to ten years.

    As of November 27, 1998, the Company has reserved, 500,000 shares of common stock for issuance under its 1996 Outside Directors Stock Option Plan, which provides for the granting of nonqualified stock options to nonemployee directors. Option grants are limited to 10,000 shares per person in each fiscal year, except for a new nonemployee director, who is granted 15,000 shares upon election as a director. All options are exercisable as vested within a ten-year term. Options generally vest over three years: 25% on the day preceding each of the next two annual meetings of stockholders of the Company and 50% on the day preceding the third annual meeting of stockholders of the Company after the grant of the option. The exercise price of the options that are issued is equal to the fair value on the date of grant. In fiscal 1998, the Company granted options for 50,000 shares with exercise prices of $45.31 and an option for 15,000 shares to a new director with an exercise price of $42.06. In fiscal 1997 and 1996, options for 50,000 shares were granted each year with exercise prices of $41.94 and $32.75, respectively.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 10. EMPLOYEE STOCK PLANS (CONTINUED)

    On September 23, 1998, the Board of Directors approved a stock option repricing program whereby each eligible stock option was automatically amended to have an exercise price equal to $33.8125. As a result, approximately 5,052,000 options were amended by eligible employees for an equal number of repriced options. All other terms of the options, including expiration dates, remain substantially the same.

    On March 22, 1996, the Company offered its employees a stock option repricing program that allowed the employees to exchange on a two-for-three basis any options priced above the March 29, 1996 closing price of Adobe stock, which was $32.25. As a result, approximately 1,252,000 options were surrendered by eligible employees for approximately 834,000 repriced options. The repriced options were not exercisable until November 1, 1996.

    Stock option activity for fiscal 1998, 1997, and 1996 is presented below:

                                                                YEARS ENDED
                                     ------------------------------------------------------------------
                                         NOVEMBER 27            NOVEMBER 28            NOVEMBER 29
                                             1998                   1997                   1996
                                     --------------------   --------------------   --------------------
                                                 WEIGHTED               WEIGHTED               WEIGHTED
                                                 AVERAGE                AVERAGE                AVERAGE
                                       NUMBER    EXERCISE     NUMBER    EXERCISE     NUMBER    EXERCISE
                                     OF SHARES    PRICE     OF SHARES    PRICE     OF SHARES    PRICE
                                     ----------  --------   ----------  --------   ----------  --------
Outstanding, beginning of year.....   8,146,235   $   31.74  9,297,188   $   25.68 10,125,792   $   26.30
Granted............................  10,713,350       35.06  2,452,117       40.85  2,670,673       33.53
Exercised..........................  (1,988,977)      26.17 (3,063,778)      20.29 (1,470,762)      17.37
Canceled...........................  (6,429,788)      39.08   (539,292)      33.75 (2,028,515)      45.15
                                     ----------             ----------             ----------
Outstanding, end of year...........  10,440,820       31.68  8,146,235       31.74  9,297,188       25.68
                                     ----------             ----------             ----------
                                     ----------             ----------             ----------
Exercisable, end of year...........   4,368,318       28.57  4,562,954       26.50  6,057,500       21.63
                                     ----------             ----------             ----------
                                     ----------             ----------             ----------
Weighted-average fair value of
  options granted during the
  year.............................               $   13.84              $   15.68              $   12.91

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 10. EMPLOYEE STOCK PLANS (CONTINUED)
    Information regarding the stock options outstanding at November 27, 1998, is summarized below.

                                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                          ------------------------------------   ----------------------
                                                         WEIGHTED
                                                          AVERAGE     WEIGHTED                 WEIGHTED
                                                         REMAINING    AVERAGE                  AVERAGE
                                            SHARES      CONTRACTUAL   EXERCISE     SHARES      EXERCISE
RANGE OF EXERCISE PRICES                  OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
----------------------------------------  -----------   -----------   --------   -----------   --------
$ 3.45..................................        1,092    1.03 years    $    3.45     --         $   3.45
$ 6.56 - $ 9.50.........................      249,598    1.34 years         8.96     249,598        8.96
$10.13 - $15.13.........................      269,252    3.74 years        14.18     269,247       14.18
$15.75 - $23.63.........................      395,597    2.99 years        20.62     394,292       20.62
$23.75 - $33.75.........................    2,519,330    6.33 years        30.72   2,054,649       30.33
$33.81..................................    6,770,762    7.39 years        33.81   1,325,524       33.81
$34.25 - $50.75.........................      234,349    8.08 years        43.21      74,168       46.02
$51.75 - $67.00.........................          840    6.85 years        56.14         840       56.14
                                          -----------                            -----------
$ 3.45 - $67.00.........................   10,440,820    6.75 years    $   31.68   4,368,318    $  28.57
                                          -----------                            -----------
                                          -----------                            -----------

    PERFORMANCE AND RESTRICTED STOCK PLAN

    The Performance and Restricted Stock Plan (the "Plan") provides for the granting of restricted stock and/or performance awards to officers and key employees. As of November 27, 1998, the Company had reserved 2,000,000 shares of its common stock for issuance under this plan. Restricted shares issued under this plan generally vest annually over three years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights. As of November 27, 1998, 59,824 shares were outstanding and not yet vested.

    In fiscal 1998, 1997 and 1996, the Company granted 18,850, 129,550 and 26,750 shares of restricted stock, respectively, and the weighted-average fair value of the shares was $41.47, $39.04, and $37.71, respectively.

    Performance awards issued under this plan entitle the recipient to receive, at the discretion of the Company, shares or cash upon completion of the performance period subject to attaining identified performance goals. Performance awards are generally measured over a three-year period, and cliff vest at the end of the three-year period. The projected value of these awards is accrued by the Company and charged to expense over the three-year performance period. As of November 27, 1998, November 28, 1997, and November 29, 1996, performance awards for 201,870; 170,874; and 94,745 shares were outstanding, respectively, and $(2.2) million, $1.5 million, and $(0.2) million was charged (credited) to expense in fiscal 1998, 1997, and 1996, respectively. In fiscal 1998, 1997, and 1996, performance awards were granted for 121,820; 156,500; and 48,965 shares, respectively, and the weighted-average fair value of the shares was $34.48, $39.04, and $64.03, respectively.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 10. EMPLOYEE STOCK PLANS (CONTINUED)
    EMPLOYEE STOCK PURCHASE PLAN

    The Company's Employee Stock Purchase Plan allows eligible employee participants to purchase shares of the Company's common stock at a discount through payroll deductions. For current offerings, the plan consists of two-year offering periods with four six-month purchase periods in each offering period; in September 1998, the Board of Directors reduced the offering periods of future offering periods to one year with two six-month purchase periods in each offering period. Employees purchase shares at 85% of the market value at either the beginning of the offering period or the end of the purchase period, whichever price is lower. As of November 27, 1998, the Company had reserved 9,500,000 shares of its common stock for issuance under this plan; and 5,253,030 shares remain available for future issuance, although 2,500,000 shares of such reserve were approved by the Board of Directors in September 1998 which are subject to the approval of the Company's stockholders at the next annual meeting.

    The weighted-average fair value of the purchase rights granted in fiscal 1998, 1997, and 1996 was $15.86, $16.36, and $14.01, respectively.

    PRO FORMA FAIR VALUE DISCLOSURES

    The Company accounts for its employee stock plans, consisting of fixed stock option plans, an employee stock purchase plan, and a performance and restricted stock plan, using the intrinsic value method. The following table sets forth the pro forma amounts of net income and net income per share that would have resulted if the Company accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                                        YEARS ENDED
                                                           -------------------------------------
                                                           NOVEMBER 27  NOVEMBER 28  NOVEMBER 29
                                                              1998         1997         1996
                                                           -----------  -----------  -----------
Net income:
  As reported............................................   $ 105,144    $ 186,837    $ 153,277
  Pro forma..............................................   $  54,435    $ 161,790    $ 144,368
Net income per share:
  As reported:
    Basic................................................   $    1.58    $    2.60    $    2.12
    Diluted..............................................   $    1.55    $    2.52    $    2.04
  Pro forma:
    Basic................................................   $    0.82    $    2.25    $    1.99
    Diluted..............................................   $    0.82    $    2.21    $    1.93

    For purposes of computing pro forma net income, the fair value of each option grant, restricted stock grant, and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 10. EMPLOYEE STOCK PLANS (CONTINUED)
Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated as follows:

                                                                        YEARS ENDED
                                                           -------------------------------------
                                                           NOVEMBER 27  NOVEMBER 28  NOVEMBER 29
                                                              1998         1997         1996
                                                           -----------  -----------  -----------
Expected life of options.................................     3 years      3 years      3 years
Expected life of restricted stock........................     3 years      3 years      3 years
Expected life of purchase rights.........................  1.25 years   1.25 years   1.25 years
Volatility...............................................         53%          50%          50%
Risk-free interest rate..................................    4.2-5.7%     5.0-6.6%     5.5-6.7%
Dividend yield...........................................        0.5%         0.5%         0.5%

    Options and restricted stock grants vest over several years, and new option and restricted stock grants are generally made each year. Because of this, the pro forma amounts shown above may not be representative of the pro forma effect on reported net income in future years.

NOTE 11. STOCKHOLDERS' EQUITY

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

    STOCK REPURCHASE PROGRAM

    In September 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 15 million shares of the Company's stock over a two-year period. This new stock repurchase program was in addition to an existing program whereby the Company has been authorized to repurchase shares to offset issuances under employee stock option and stock purchase plans. The Company repurchased approximately 10.5 million shares and approximately 6.3 million shares of its common stock in fiscal 1998 and 1997, respectively, at a cost of $379.2 million and $275.6 million, respectively, under its stock repurchase programs. As of November 27, 1998, management is authorized to repurchase an additional 836,000 shares under the 15 million share repurchase program. The Company has sold put warrants which will expire in the first quarter of fiscal 1999 for all but 228 of those remaining shares. In fiscal 1998, the Company reissued approximately 2.6 million treasury shares under its employee

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 11. STOCKHOLDERS' EQUITY (CONTINUED)

stock option and purchase plans. The difference between the average repurchase price of the treasury shares and the average price at which the shares are reissued is treated as an adjustment to Retained Earnings.

    Prior to the Company's reincorporation in the State of Delaware in May 1997, the shares purchased were returned to the status of authorized and unissued as required by California law. The 5,175,851 shares purchased in fiscal 1997 at a cost of $238.7 million subsequent to the Company's reincorporation are presented as treasury stock in the Stockholders' Equity section of the balance sheet.

    PUT WARRANTS

    To facilitate the Company's stock repurchase programs, the Company sold put warrants in a series of private placements in fiscal 1998 and 1997. Each put warrant entitles the holder to sell one share of Adobe's common stock to the Company at a specified price. Approximately 4.0 million and 4.6 million put warrants were written in fiscal 1998 and 1997, respectively. At November 27, 1998, approximately 836,000 put warrants were outstanding that expire on various dates through February 1999 with an average exercise price of $30.30 per share.

    In addition, in fiscal 1998 and 1997, the Company purchased call options that entitle the Company to buy 1.6 million and 2.3 million shares, respectively, of its common stock. At November 27, 1998, approximately 583,000 call options were outstanding that expire on various dates through February 1999 with an average exercise price of $32.24 per share.

    As part of the Company's current stock repurchase programs, the Company may, from time to time, enter into additional put warrant and call option arrangements. Under these arrangements, the Company, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract. In the future, the Company may consider other methods to acquire the Company's stock including direct purchases, open market purchases, accelerated stock purchase programs, and other potential methods.

    VENTURE STOCK DIVIDEND PROGRAM

    In March 1997, the Company established the venture stock dividend program under which the Company may, from time to time, distribute as a dividend-in-kind shares of its equity holdings in investee companies to Adobe stockholders. In fiscal 1997, the Company dividended one share of Netscape common stock for each 100 shares of Adobe common stock held by stockholders of record on July 31, 1997. An equivalent cash dividend was paid for holdings of less than 2,500 Adobe shares and for fractional Netscape shares. Also on December 1, 1997, the Company dividended one share of Siebel common stock for each 300 shares of Adobe common stock held by stockholders of record on October 31, 1997. An equivalent cash dividend was paid for holdings of less than 7,500 Adobe shares and for fractional Siebel shares. The declaration of future dividends under this program is within the discretion of the Board of Directors of the Company and will depend upon business conditions, the Company's results of operations and financial condition, and other factors.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 12. NET INCOME PER SHARE

    The Company adopted SFAS No. 128, "Earnings per Share," in the fiscal year ended November 27, 1998. All prior period share and per share amounts have been restated to comply with SFAS No. 128. Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive common equivalent shares including unvested restricted common stock, stock options using the treasury stock method, and put warrants using the reverse treasury stock method.

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                   YEARS ENDED
                                                           -------------------------------------
                                                           NOVEMBER 27  NOVEMBER 28  NOVEMBER 29
                                                              1998         1997         1996
                                                           -----------  -----------  -----------
Net income...............................................   $ 105,144    $ 186,837    $ 153,277
                                                           -----------  -----------  -----------
                                                           -----------  -----------  -----------
Shares used to compute basic net income per share
  (weighted average shares outstanding during the period,
  excluding unvested restricted stock)...................      66,433       71,962       72,454
Dilutive common equivalent shares:
Unvested restricted stock................................          60          120           97
Stock options............................................       1,481        2,055        2,581
Put warrants.............................................      --               23       --
                                                           -----------  -----------  -----------
Shares used to compute diluted net income per share......      67,974       74,160       75,132
                                                           -----------  -----------  -----------
                                                           -----------  -----------  -----------
Basic net income per share...............................   $    1.58    $    2.60    $    2.12
                                                           -----------  -----------  -----------
                                                           -----------  -----------  -----------
Diluted net income per share.............................   $    1.55    $    2.52    $    2.04
                                                           -----------  -----------  -----------
                                                           -----------  -----------  -----------

    For the years ended November 27, 1998, November 28, 1997, and November 29, 1996, options to purchase approximately 177,000; 949,000; and 492,000 shares, respectively, of common stock with exercise prices greater than the average fair market value of the Company's stock for the period of $39.56, $41.44 and $38.46, respectively, were not included in the calculation because the effect would have been antidilutive.

NOTE 13. COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS

    The Company leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements that expire at various dates through 2015. Rent expense for these leases aggregated $22.1 million, $17.8 million, and $18.3 million during fiscal 1998, 1997, and 1996, respectively. As of November 27, 1998, future minimum lease payments under noncancelable operating leases, net of sublease income, are as follows: 1999--$21.1 million; 2000--$16.7 million; 2001--$14.9 million; 2002--$3.3 million; 2003--$2.9 million; and $10.1 million thereafter.

    Included in the future minimum lease payments are the following amounts for leased facilities vacated in connection with the Restructuring plan implemented in the third quarter of fiscal 1998: 1999--

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 13. COMMITMENTS AND CONTINGENCIES (CONTINUED)
$4.0 million; 2000--$2.1 million; 2001--$2.2 million; 2002--$2.3 million;
2003--$2.3 million and $7.3 million thereafter. These amounts, net of anticipated sublease income, are included in accrued restructuring costs at November 27, 1998.

    REAL ESTATE DEVELOPMENT AGREEMENT

    During 1994, the Company entered into a real estate development agreement and an operating lease agreement in connection with the construction of a headquarters office facility. In August 1996, the construction was completed, and the operating lease commenced. The Company will have the option to purchase the facility at the end of the lease term in October 2001. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $57.3 million. Pursuant to the agreement, the Company was required to pledge certain interest-bearing instruments to the lessor as collateral to secure the performance of its obligations under the lease. As of November 27, 1998, the Company's collateral under this agreement totaled $66.0 million in money market mutual funds. These funds are included in "Other assets" on the Consolidated Balance Sheet.

    In 1996, the Company exercised its option under the development agreement to begin a second phase of development for an additional office facility. In August 1996, the Company entered into a construction agreement and an operating lease agreement for this facility. The construction was completed and the operating lease commenced in August 1998. The Company will have the option to purchase the facility at the end of the lease term in August 2003. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease, approximately $64.3 million. The Company was required to deposit funds with the lessor as an interest-bearing security deposit pursuant to its obligations under the lease. As of November 27, 1998, the Company's deposits under this agreement totaled approximately $64.3 million. These deposits are included in "Other assets" on the Consolidated Balance Sheet.

    During 1998, the Company entered into a real estate development agreement for the construction of an office building in Edinburgh, Scotland. As of November 27, 1998, the Company has paid $11.5 million for land, fees, and construction costs. The expected completion date of the building is August 1999.

    ROYALTIES

    The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense was approximately $25.3 million, $25.0 million, and $19.8 million in fiscal 1998, 1997, and 1996, respectively.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 13. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    LEGAL ACTIONS

    The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operations.

NOTE 14. TRANSACTIONS WITH AFFILIATE

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

    Effective December 31, 1997, McQueen was acquired by Sykes Enterprises, Incorporated ("Sykes"), a publicly traded company. In connection with the acquisition, the Company exchanged its shares of McQueen for 486,676 shares of Sykes' restricted common stock and recorded a gain on the exchange of $6.7 million in fiscal 1998. Later in fiscal 1998, these shares were sold at a minimal gain. The Company makes minimum annual payments to Sykes/McQueen for certain services, which amounted to $2.4 million, $5.2 million, and $4.8 million in fiscal 1998, 1997, and 1996, respectively. Purchases from Sykes/McQueen, during the period in which they were an affiliate of the Company, amounted to $15.7 million, $35.0 million, and $34.3 million for fiscal 1998, 1997, and 1996, respectively.

NOTE 15. FINANCIAL INSTRUMENTS

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's cash equivalents, short-term investments, restricted funds, and marketable equity securities are carried at fair value, based on quoted market prices for these or similar investments (see Note 3).

    The Company's portfolio of equity investments at November 27, 1998 had a cost basis of $65.9 million and a fair market value of $56.3 million (see Note
5).

    FOREIGN CURRENCY HEDGING INSTRUMENTS

    The Company enters into forward exchange contracts to hedge foreign currency exposures on a continuing basis for periods consistent with its committed exposures. These transactions do subject the Company to risk of accounting gains and losses; however, the gains and losses on these contracts offset gains and losses on the assets, liabilities, and transactions being hedged. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties in these contracts. These contracts generally have maturities of less than three months, and the amounts of unrealized gains and losses are immaterial. As of November 27, 1998 and November 28, 1997, the Company held $19.8 million and $1.9 million, respectively, of aggregate foreign currency forward exchange contracts for the sale of the Japanese yen. As of November 27, 1998 the Company held $12.5 million in option contracts also for the sale of Japanese yen.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 15. FINANCIAL INSTRUMENTS (CONTINUED)
    CONCENTRATION OF RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, short-term investments, and accounts receivable.

    The Company's investment portfolio consists of investment-grade securities diversified among security types, industries, and issuers. The Company's investments are managed by recognized financial institutions that follow the Company's investment policy. The Company's policy limits the amount of credit exposure to any one issue or issuer, and the Company believes no significant concentration of credit risk exists with respect to these investments.

    Credit risk in receivables is limited to OEM customers and to dealers and distributors of hardware and software products to the retail market. The Company adopts credit policies and standards to keep pace with the evolving software industry. Management believes that any risk of accounting loss is significantly reduced due to the diversity of its products, end users, and geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and requires letters of credit or other guarantees, whenever deemed necessary.

    A significant portion of the Company's licensing revenue is derived from a small number of OEM customers. The Company's OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for the Company. Also, in the fall of 1997, one of Adobe's largest PostScript customers, Hewlett-Packard Company, introduced a clone version of Adobe PostScript in one family of monochrome laser printers.

    INDUSTRY SEGMENT

    Adobe and its subsidiaries operate in one dominant industry segment, as defined by SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The Company is engaged principally in the design, development, manufacture, and licensing of computer software. In fiscal 1998, sales of application products to a major distributor accounted for 13.5% of the Company's total revenue and 14.4% of total receivables. No customer accounted for more than 10% of the Company's total revenue or total receivables in fiscal 1997 or 1996.

                           ADOBE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (CONTINUED)

NOTE 16. FOREIGN OPERATIONS

    Geographic information for each of the years in the three-year period ended November 27, 1998, is presented below:

                                                        YEARS ENDED
                                           -------------------------------------
                                           NOVEMBER 27  NOVEMBER 28  NOVEMBER 29
                                              1998         1997         1996
                                           -----------  -----------  -----------
Revenue:
  North America..........................   $ 667,566    $ 606,633    $ 526,251
  Europe.................................     249,407      226,557      134,879
  Japan and Asia Pacific and Latin
    America..............................     192,145      222,911      176,490
  Eliminations...........................    (214,327)    (144,207)     (51,057)
                                           -----------  -----------  -----------
                                            $ 894,791    $ 911,894    $ 786,563
                                           -----------  -----------  -----------
                                           -----------  -----------  -----------

Operating income:
  North America..........................   $  21,928    $  87,035    $  31,186
  Europe.................................       5,189       69,371       16,408
  Japan and Asia Pacific and Latin
    America..............................     119,208      135,657      103,002
  Eliminations...........................     (20,978)     (61,307)      (3,810)
                                           -----------  -----------  -----------
                                            $ 125,347    $ 230,756    $ 146,786
                                           -----------  -----------  -----------
                                           -----------  -----------  -----------

Identifiable assets:
  North America..........................   $ 758,440    $ 923,704    $1,015,065
  Europe.................................     105,172       79,291       67,506
  Japan and Asia Pacific and Latin
    America..............................      28,968       32,161       22,102
  Eliminations...........................    (125,249)     (95,085)    (103,280)
                                           -----------  -----------  -----------
                                            $ 767,331    $ 940,071    $1,001,393
                                           -----------  -----------  -----------
                                           -----------  -----------  -----------

NOTE 17. SUBSEQUENT EVENTS

    On January 4, 1999, the Company announced the acquisition of substantially all of the assets, including primarily intellectual property, of both GoLive Systems, Inc., a Delaware corporation, and GoLive Systems GmbH and Co. KG, a German limited partnership, for approximately $31.0 million, plus additional contingency payments based on achieving certain technical and employment milestones totaling $8.0 million. The acquisition will be accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinions No. 16.

                          FINANCIAL STATEMENT SCHEDULE

    As required under Item 8, Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section. The financial statement schedule included in this section is as follows:

  SCHEDULE
   NUMBER                                   FINANCIAL STATEMENT SCHEDULE DESCRIPTION
-------------  ---------------------------------------------------------------------------------------------------
Schedule II    Valuation and Qualifying Accounts

                           ADOBE SYSTEMS INCORPORATED
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)
          VALUATION AND QUALIFYING ACCOUNTS WHICH ARE DEDUCTED IN THE
               BALANCE SHEET FROM THE ASSETS TO WHICH THEY APPLY

                                                                  BALANCE AT   CHARGED TO                BALANCE AT
                                                                   BEGINNING    OPERATING                    END
                                                                   OF PERIOD    EXPENSES    DEDUCTIONS    OF PERIOD
                                                                  -----------  -----------  -----------  -----------
Allowance for doubtful accounts:
  Year Ended:
    November 27, 1998...........................................   $   3,634    $   3,336    $     571    $   6,399
    November 28, 1997...........................................   $   5,196    $    (440)   $   1,122    $   3,634
    November 29, 1996...........................................   $   3,698    $   1,927    $     429    $   5,196

    Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

                                    EXHIBITS

    As required under Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

  EXHIBIT
  NUMBER                                               EXHIBIT DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
     10.48   Letter of Release and Waiver

        21   Subsidiaries of the Registrant

        23   Consent of Independent Auditors

      27.1   Financial Data Schedule

      27.2   Financial Data Schedule

      27.3   Financial Data Schedule