Form 10-Q
period 1999-03-05
ADOBE SYSTEMS INC
filed 1999-04-08
CIK 796343

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q
(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 5, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

      Registrant's telephone number, including area code: (408) 536-6000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  X    NO
                                                  -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                        Shares Outstanding
                 Class                                     April 2, 1999
                 -----                                     -------------
    Common stock, $0.0001 par value                          61,009,148


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                            TABLE OF CONTENTS

                                                                                      Page No.
                                PART I -- FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

               Condensed Consolidated Statements of Income
               Quarter Ended March 5, 1999 and February 27, 1998                          3

               Condensed Consolidated Balance Sheets
               March 5, 1999 and November 27, 1998                                        4

               Condensed Consolidated Statements of Cash Flows
               Quarter Ended March 5, 1999 and February 27, 1998                          5

               Notes to Condensed Consolidated Financial Statements                       7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                           14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                    28


                                  PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings                                                             28

Item 6.    Exhibits and Reports on Form 8-K                                              30

Signature                                                                                34

Summary of Trademarks                                                                    35


                                         EXHIBITS

Exhibit 27.1   Financial Data Schedule
Exhibit 27.2   Financial Data Schedule

                       PART I -- FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       ADOBE SYSTEMS INCORPORATED
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                               (UNAUDITED)

                                                            QUARTER ENDED
                                                 ---------------------------------
                                                      MARCH 5     FEBRUARY 27
                                                        1999         1998
                                                 ---------------  ----------------
Revenue:
   Licensing                                     $        38,099  $         41,851
   Application products                                  188,803           155,962
                                                 ---------------  ----------------
     Total revenue                                       226,902           197,813
Direct costs                                              22,499            27,805
                                                 ---------------  ----------------
Gross margin                                             204,403           170,008
                                                 ---------------  ----------------
Operating expenses:
   Research and development                               44,904            43,338
   Sales and marketing                                    78,480            71,491
   General and administrative                             26,566            33,507
                                                 ---------------  ----------------
     Total operating expenses                            149,950           148,336
                                                 ---------------  ----------------
Operating income                                          54,453            21,672
                                                 ---------------  ----------------
Nonoperating income:
   Investment gain (loss)                                    (20)           12,462
   Interest and other income                               5,886             8,501
                                                 ---------------  ----------------
     Total nonoperating income                             5,866            20,963
                                                 ---------------  ----------------
Income before income taxes                                60,319            42,635
Provision for income taxes                                22,043            15,891
                                                 ---------------  ----------------
Net income                                       $        38,276  $         26,744
                                                 ---------------  ----------------
                                                 ---------------  ----------------
Basic net income per share                       $           .63  $            .39
                                                 ---------------  ----------------
                                                 ---------------  ----------------
Shares used in computing basic
   net income per share                                   60,973            67,762
                                                 ---------------  ----------------
                                                 ---------------  ----------------
Diluted net income per share                     $           .60  $            .38
                                                 ---------------  ----------------
                                                 ---------------  ----------------
Shares used in computing diluted
   net income per share                                   63,384            69,585
                                                 ---------------  ----------------
                                                 ---------------  ----------------

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       ADOBE SYSTEMS INCORPORATED
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                             (UNAUDITED)

                                                                             MARCH 5        NOVEMBER 27
                                                                              1999             1998
                                                                         ---------------  ----------------
                                                      ASSETS
Current assets:
   Cash and cash equivalents                                             $        79,486  $        110,871
   Short-term investments                                                        183,751           161,676
   Receivables, net of allowances of $5,144 and
     $6,399, respectively                                                        132,042           141,180
   Deferred income taxes                                                          31,911            32,028
   Other current assets                                                           11,573            10,190
                                                                         ---------------  ----------------
      Total current assets                                                       438,763           455,945

Property and equipment                                                            93,562            93,887
Deferred income taxes                                                              2,128            16,647
Restricted funds and security deposits                                           130,029           130,260
Other assets                                                                     108,024            70,592
                                                                         ---------------  ----------------
                                                                         $       772,506  $        767,331
                                                                         ---------------  ----------------
                                                                         ---------------  ----------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade and other payables                                              $        29,250  $         48,681
   Accrued expenses                                                              125,782           117,539
   Accrued restructuring charges                                                   6,975             8,867
   Income taxes payable                                                           47,659            64,546
   Deferred revenue                                                               17,970            11,333
                                                                         ---------------  ----------------
     Total current liabilities                                                   227,636           250,966
                                                                         ---------------  ----------------
Stockholders' equity:
   Common stock, $0.0001 par value
     and additional paid-in capital                                              315,370           306,859
   Retained earnings                                                             750,225           732,730
   Accumulated other comprehensive income                                         16,830            (1,879)
   Treasury stock, net of reissuances (13,526 and 13,050
     shares in 1999 and 1998, respectively)                                     (537,555)         (521,345)
                                                                         ---------------  ----------------
     Total stockholders' equity                                                  544,870           516,365
                                                                         ---------------  ----------------
                                                                         $       772,506  $        767,331
                                                                         ---------------  ----------------
                                                                         ---------------  ----------------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       ADOBE SYSTEMS INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS)
                            (UNAUDITED)

                                                                                    QUARTER ENDED
                                                                         ---------------------------------
                                                                              MARCH 5       FEBRUARY 27
                                                                               1999             1998
                                                                         ---------------  ----------------
Cash flows from operating activities:
   Net income                                                              $      38,276    $       26,744
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Stock compensation expense                                                       --               875
     Depreciation and amortization                                                12,393            17,426
     Deferred income taxes                                                         1,751              (969)
     Provision for losses on accounts receivable                                  (1,216)              770
     Tax benefit from employee stock plans                                         7,533             2,617
     Equity in net loss of Adobe Ventures                                           (202)              525
     Loss (gain) on sale and distribution of equity investments                      192           (12,987)
     Changes in operating assets and liabilities:
       Receivables                                                                10,354            15,185
       Other current assets                                                       (1,382)             (144)
       Trade and other payables                                                  (18,756)          (14,928)
       Accrued expenses                                                             (336)            2,439
       Accrued restructuring charges                                              (1,892)             (158)
       Income taxes payable                                                      (16,887)           (4,245)
       Deferred revenue                                                            6,637            (1,805)
                                                                         ---------------  ----------------
Net cash provided by operating activities                                         36,465            31,345
                                                                         ---------------  ----------------
Cash flows from investing activities:
   Purchases of short-term investments                                          (121,067)         (392,262)
   Maturities and sales of short-term investments                                140,730           354,628
   Purchases of property and equipment                                            (7,520)          (11,926)
   Acquisitions, net of cash acquired                                            (31,000)           (1,968)
   Additions to other assets                                                     (12,494)          (28,748)
                                                                         ---------------  ----------------
Net cash used for investing activities                                           (31,351)          (80,276)
                                                                         ---------------  ----------------

                                                                (Continued)

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       ADOBE SYSTEMS INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS)
                            (CONTINUED)
                            (UNAUDITED)

                                                                                    QUARTER ENDED
                                                                         ---------------------------------
                                                                              MARCH 5       FEBRUARY 27
                                                                               1999             1998
                                                                         ---------------  ----------------
Cash flows from financing activities:
   Proceeds from sale of put warrants                                      $         978    $           --
   Purchase of treasury stock                                                    (69,864)         (122,779)
   Proceeds from reissuance of treasury stock                                     35,888            17,306
   Payment of dividends                                                           (3,057)           (6,281)
                                                                         ---------------  ----------------
Net cash used by financing activities                                            (36,055)         (111,754)
                                                                         ---------------  ----------------
Effect of foreign currency exchange rates on
   cash and cash equivalents                                                        (444)             (238)
                                                                         ---------------  ----------------
Net decrease in cash and cash equivalents                                        (31,385)         (160,923)

Cash and cash equivalents at beginning of period                                 110,871           267,576
                                                                         ---------------  ----------------
Cash and cash equivalents at end of period                                 $      79,486    $      106,653
                                                                         ---------------  ----------------
                                                                         ---------------  ----------------
Supplemental disclosures:
   Cash paid during the period for income taxes                            $      28,394    $       12,182
                                                                         ---------------  ----------------
                                                                         ---------------  ----------------
   Noncash investing and financing activities:
     Cash dividends declared but not paid                                  $       3,020    $        3,333
                                                                         ---------------  ----------------
                                                                         ---------------  ----------------
     Dividends in-kind distributed                                         $          --    $        7,197
                                                                         ---------------  ----------------
                                                                         ---------------  ----------------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       ADOBE SYSTEMS INCORPORATED
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the condensed consolidated financial position at March 5, 1999, and the condensed consolidated statements of income and cash flows for the three-month periods ended March 5, 1999 and February 27, 1998.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. Adobe Systems Incorporated ("Adobe" or the "Company") filed audited consolidated financial statements which included all information and footnotes necessary for such a presentation of the results of operations, financial position and cash flows for the years ended November 27, 1998, November 28, 1997, and November 29, 1996, in the Company's 1998 Annual Report on Form 10-K.

     The results of operations for the interim period ended March 5, 1999, are not necessarily indicative of the results to be expected for the full year.

REVENUE RECOGNITION

     During the first quarter of fiscal 1999, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition." The Company modified certain aspects of its business model such that the impact of SOP 97-2 was not significant.

RECENT ACCOUNTING PRONOUNCEMENTS

     During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its financial statements.

                       ADOBE SYSTEMS INCORPORATED
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                             (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and in June 1998, issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." Readers can refer to the "Recent Accounting Pronouncements" section of the Company's 1998 Annual Report on Form 10-K for further discussion.

     In December 1998, the AICPA issued SOP 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Readers can refer to the "Recent Accounting Pronouncements" section of the Company's 1998 Annual Report on Form 10-K for further discussion.

RECLASSIFICATIONS

     Certain reclassifications were made to the fiscal 1998 consolidated financial statements to conform to the fiscal 1999 presentation, including certain reclassifications within operating expenses and between operating expenses and direct costs that were made to enable management to better analyze financial results. These reclassifications did not impact total operating profit for the first quarter of fiscal 1998.

NOTE 2.  OTHER ASSETS

   Other assets consisted of the following:

                                                                          MARCH 5           NOVEMBER 27
                                                                            1999                1998
                                                                     -----------------  ------------------
         Equity investments                                          $          58,070  $           56,332
         Goodwill                                                               26,442               3,190
         Purchased technology and licensing
           agreements                                                           15,775               3,502
         Miscellaneous other assets                                             28,564              24,337
                                                                     -----------------  ------------------
                                                                               128,851              87,361
         Less accumulated amortization                                          20,827              16,769
                                                                     -----------------  ------------------
                                                                     $         108,024  $           70,592
                                                                     -----------------  ------------------
                                                                     -----------------  ------------------

                       ADOBE SYSTEMS INCORPORATED
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                             (CONTINUED)

NOTE 3.  ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                                          MARCH 5           NOVEMBER 27
                                                                            1999                1998
                                                                     -----------------  ------------------
         Accrued compensation and benefits                           $          46,600  $           41,592
         Sales and marketing allowances                                         14,780              13,439
         Other                                                                  64,402              62,508
                                                                     -----------------  ------------------
                                                                     $         125,782  $          117,539
                                                                     -----------------  ------------------
                                                                     -----------------  ------------------

NOTE 4.  RESTRUCTURING AND OTHER CHARGES

     In the third quarter of fiscal 1998, the Company implemented a restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and profitability. For a detailed discussion on the restructuring program, the reader can refer to the Company's 1998 Annual Report on Form 10-K.

     The following table depicts the restructuring and other activity through March 5, 1999:

                           ACCRUED                                                             ACCRUED
                         BALANCE AT            TOTAL                                         BALANCE AT
                         NOVEMBER 27          CHARGES        CASH            WRITE-            MARCH 5
                            1998             (CREDITS)     PAYMENTS          DOWNS               1999
                      ----------------    -------------   -------------   -------------   ----------------
Severance and
   related charges    $            894    $          --   $        (462)  $          --   $            432
Lease termination
   costs                         4,062               --          (1,389)             --              2,673
Canceled contracts                 943               --              --              --                943
Other charges                      276               --              (1)             --                275
                      ----------------    -------------   --------------  -------------   ----------------
                                 6,175               --          (1,852)             --              4,323
Accrual related
   to previous
   restructuring                 2,692               --             (40)             --              2,652
                      ----------------    -------------   --------------  -------------   ----------------
                      $          8,867    $          --   $      (1,892)  $          --   $          6,975
                      ----------------    -------------   --------------  -------------   ----------------
                      ----------------    -------------   --------------  -------------   ----------------

     Severance and related charges consists primarily of COBRA benefits and outplacement costs. The remaining accrual balance of $0.4 million as of March 5, 1999 is expected to be paid by the third quarter of fiscal 1999.

                       ADOBE SYSTEMS INCORPORATED
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                             (CONTINUED)

NOTE 4.  RESTRUCTURING AND OTHER CHARGES (CONTINUED)

     Lease termination costs include remaining lease liabilities, brokerage fees, and legal fees offset by estimated sublease income related primarily to facilities in San Jose, California that were vacated as part of the restructuring program. As of March 5, 1999, $2.7 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be utilized by the third quarter of fiscal 1999.

     As of March 5, 1999, the remaining accrual in canceled contracts of $0.9 million is expected to be fully paid by the first quarter of fiscal 2000 in accordance with the settlement agreement.

     Other charges relate to legal fees associated with the divestiture of two business units and employee terminations as part of the severance program. The remaining $0.3 million accrual as of March 5, 1999 is expected to be paid by the third quarter of fiscal 1999.

     As of March 5, 1999, approximately $2.7 million in accrued restructuring costs remain related to lease termination costs primarily in Europe resulting from the mergers with Aldus and Frame in fiscal 1994 and fiscal 1995, respectively.

NOTE 5. STOCKHOLDERS' EQUITY

     STOCK REPURCHASE PROGRAM

     In September 1997, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 15.0 million shares of the Company's common stock over a two-year period. This new stock repurchase program was in addition to an existing program whereby the Company has been authorized to repurchase shares to offset issuances under employee stock option and stock purchase plans. The Company repurchased approximately
1.7 million shares in the first quarter of fiscal 1999 and 10.5 million shares in fiscal 1998, at a cost of $69.9 million and $379.2 million, respectively under its stock repurchase programs. As of March 5, 1999, there are no remaining authorized shares to be repurchased under the 15.0 million share repurchase program.

     PUT WARRANTS AND CALL OPTIONS

     To facilitate the Company's stock repurchase programs, the Company sold put warrants to independent third parties. Each warrant entitles the holder to sell one share of Adobe's common stock to the Company at a specified price. On March 5, 1999, put warrants to sell approximately 779,500 shares of the Company's common stock were outstanding that expire on various dates through July 1999 with an average exercise price of $42.41 per share. Under these put warrant arrangements, the Company, at its option,

                       ADOBE SYSTEMS INCORPORATED
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                             (CONTINUED)

NOTE 5.  STOCKHOLDERS' EQUITY (CONTINUED)

can settle with physical delivery or net shares equal to the difference between the exercise price and market value at the date of exercise; therefore the put warrants do not result in a liability on the balance sheet.

     In addition, the Company purchased call options from independent third parties that entitle the Company to buy its common stock on certain dates at specified prices. On March 5, 1999, call options to purchase approximately 239,100 of the Company's common stock were outstanding that expire on various dates through July 1999 with an average exercise price of $44.47 per share.

NOTE 6.  COMPREHENSIVE INCOME

     The following table sets forth the components of comprehensive income, net of income tax expense:

                                                             QUARTER ENDED
                                                 -------------------------------------
                                                      MARCH 5           FEBRUARY 27
                                                       1999                1998
                                                 -----------------  ------------------
Net income                                       $          38,276  $           26,744
   Change in cumulative translation
     adjustment                                               (444)               (238)
   Change in unrealized gains on
     investments, net                                       19,153              (2,763)
                                                 -----------------  ------------------

Total comprehensive income                       $          56,985  $           23,743
                                                 -----------------  ------------------
                                                 -----------------  ------------------

NOTE 7.  NET INCOME PER SHARE

     Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive common equivalent shares, including unvested restricted common stock, stock options using the treasury stock method, and put warrants using the reverse treasury stock method.

                       ADOBE SYSTEMS INCORPORATED
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                             (CONTINUED)

NOTE 7. NET INCOME PER SHARE (CONTINUED)

(in thousands except per share data)                         QUARTER ENDED
                                                 -------------------------------------
                                                      MARCH 5           FEBRUARY 27
                                                       1999                1998
                                                 -----------------  ------------------
Net income                                       $          38,276  $           26,744
                                                 -----------------  ------------------
                                                 -----------------  ------------------
Shares used to compute basic net
   income per share (weighted
   average shares outstanding
   during the period, excluding
   unvested restricted stock)                               60,973              67,762
Dilutive common equivalent
   shares:
     Unvested restricted stock                                   6                  90
     Stock options                                           2,405               1,591
     Put warrants                                               --                 142
                                                 -----------------  ------------------
Shares used to compute diluted
   net income per share                                     63,384              69,585
                                                 -----------------  ------------------
                                                 -----------------  ------------------
Basic net income per share                       $             .63  $              .39
                                                 -----------------  ------------------
                                                 -----------------  ------------------
Diluted net income per share                     $             .60  $              .38
                                                 -----------------  ------------------
                                                 -----------------  ------------------

NOTE 8. ACQUISITIONS

     On January 4, 1999, the Company acquired substantially all of the assets, consisting of intellectual property and a minimal amount of fixed assets, of both GoLive Systems, Inc., a Delaware corporation, and GoLive Systems GmbH and Co. KG, a German limited partnership (together "GoLive Systems"). GoLive Systems creates Web site development software which enables users to effectively use the Internet for professional publishing and communication. The acquisition was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinions No. 16. The purchase price of the acquisition was approximately $31.0 million, plus additional contingency payments of $8.0 million based on achieving certain technical and employment milestones. The Company determined that certain milestones had been reached as of March 5, 1999 and, as such, $4.0 million in contingent payments were recorded as purchase price.

                       ADOBE SYSTEMS INCORPORATED
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                             (CONTINUED)

NOTE 8.  ACQUISITIONS (CONTINUED)

     Based on an independent appraiser's valuation, $11.7 million of the purchase price was allocated to purchased technology and $23.3 million of the purchase price was allocated to goodwill. The intangible assets are being amortized over a five-year period. The purchased technology consisted of GoLive for the Macintosh which was being sold by GoLive Systems at the time of the acquisition and GoLive for Windows, which the Company determined had reached technological feasibility.

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

                          RESULTS OF OPERATIONS

OVERVIEW

     Adobe Systems Incorporated ("Adobe" or the "Company") develops, markets, and supports computer software products and technologies that enable users to express and use information across both print and electronic media. The Company offers a market-leading line of application software products, type products, and content for creating, distributing, and managing information of all types; licenses its technology to major hardware manufacturers, software developers, and service providers; and offers integrated software solutions to businesses of all sizes. The Company distributes its products through a network of original equipment manufacturer ("OEM") customers, distributors and dealers, and value-added resellers ("VARs") and system integrators, and has operations in North America, Europe, Japan, and Asia Pacific and Latin America.

     The following table sets forth for the quarters ended March 5, 1999 and February 27, 1998, the Company's condensed consolidated statements of income expressed as a percentage of total revenue:

                                                             QUARTER ENDED
                                                 ----------------------------------
                                                      MARCH 5         FEBRUARY 27
                                                       1999              1998
                                                 ---------------    ---------------
Revenue:
   Licensing                                                16.8%             21.2%
   Application products                                     83.2              78.8
                                                 ---------------    ---------------
       Total revenue                                       100.0             100.0
Direct costs                                                 9.9              14.1
                                                 ---------------    ---------------
Gross margin                                                90.1              85.9
                                                 ---------------    ---------------
Operating expenses:
   Research and development                                 19.8              21.9
   Sales and marketing                                      34.6              36.1
   General and administrative                               11.7              16.9
                                                 ---------------    ---------------
       Total operating expenses                             66.1              75.0
                                                 ---------------    ---------------
Operating income                                            24.0              10.9
                                                 ---------------    ---------------
Nonoperating income, net:
   Investment gain (loss)                                     --               6.3
   Interest and other income                                 2.6               4.3
                                                 ---------------    ---------------
       Total nonoperating income                             2.6              10.6
                                                 ---------------    ---------------
Income before income taxes                                  26.6              21.5
Provision for income taxes                                   9.7               8.0
                                                 ---------------    ---------------
Net income                                                  16.9%             13.5%
                                                 ---------------    ---------------
                                                 ---------------    ---------------

REVENUE

                                                              1999             1998            CHANGE
                                                       ----------------  ---------------  ----------------
                                                             (Dollars in millions)
     First quarter:
         Total revenue                                         $226.9            $197.8         14.7%

     Total revenue increased $29.1 million, or 14.7%, from the same quarter last year primarily due to the release of new and enhanced application products.

     During the first quarter of fiscal 1999, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition." The Company modified certain aspects of its business model such that the impact of SOP 97-2 was not significant.

                                                              1999             1998            CHANGE
                                                       ----------------  ---------------  ----------------
                                                             (Dollars in millions)
     First quarter:
         Product revenue--Licensing                             $38.1              $41.8        (9.0)%
         Percentage of total revenue                             16.8%              21.2%

     Licensing revenue is made up of royalties received from OEM customers who ship products containing Adobe's PostScript technology, including Adobe PostScript, Adobe PostScript 3, Adobe PrintGear, and PostScript Extreme.

     Licensing revenue decreased $3.8 million, or 9.0%, in the first quarter of fiscal 1999 compared to the same period last year primarily due to the ongoing weakness in the Japanese personal computer and printer markets, as well as the continuing decline in royalty revenue from Hewlett-Packard Company's ("HP") desktop monochrome laser printer division which has been incorporating a clone version of Adobe PostScript into its products since the fall of 1997.

     The Company continues to be cautious about licensing revenue in the short term because of Japanese market conditions, the uncertain timing of OEM customer introductions of products incorporating Adobe's latest technologies, and the remaining impact of the loss of revenue from HP's monochrome laser printer products, which is expected to occur in the second half of fiscal 1999. Exluding any shrinkwrap printing technology products, the Company anticipates that its traditional licensing revenue will remain relatively flat or decline in fiscal 1999.

                                                              1999             1998            CHANGE
                                                       ----------------  ---------------  ----------------
                                                             (Dollars in millions)
     First quarter:
         Product group revenue --
           Application products                             $188.8           $156.0             21.1%
         Percentage of total revenue                          83.2%            78.8%

     Application products revenue is derived predominantly from shipments of application software programs marketed through retail and VAR distribution channels, with the exception of Adobe PhotoDeluxe, which is primarily distributed through OEM bundling agreements with digital camera, scanner, and personal computer manufacturers.

     Application products revenue increased $32.8 million, or 21.1%, in the first quarter of fiscal 1999 compared to the same period last year due to a number of factors. First, the introduction of GraphicStudio and DynamicStudio in North America, Japan and Asia Pacific and Latin America contributed significantly to revenue growth. GraphicStudio is a collection of Adobe application products, which includes Photoshop, Illustrator, and Pagemaker. DynamicStudio is also a suite of products, containing After Effects, Premiere, Photoshop, and Illustrator. Second, the first quarter of fiscal 1999 benefited from revenue related to major upgrades of Photoshop, Illustrator, and Premiere, all of which were released in mid-to-late fiscal 1998. Third, revenue from Acrobat 3.0 increased as demand for the product continued to grow. These factors were partially offset by a decline in revenue from PageMaker as a result of weakness in the Japanese economy and the extended age of the current release. In addition, the increase was offset by a decline in revenue from divested businesses of $6.4 million, and a decline in PhotoDeluxe Home Edition, which was affected by lower OEM customer pricing.

     By comparison, application products revenue for the first quarter of fiscal 1998 was adversely affected by weakness in the Japanese economy, the absence of major product releases or upgrades, and a resulting decline in end-user demand. Further, during the first quarter of fiscal 1998, the Company worked proactively with its distributors in Japan to match lower sell-through rates, thereby decreasing channel inventory levels in anticipation of the new product release cycle.

     Total application products revenue (excluding platform independent and UNIX revenues) for the first quarter of fiscal 1999 was split 57% on Windows and 43% on Macintosh as compared to 59% and 41%, respectively, for the first quarter of fiscal 1998.

DIRECT COSTS

                                                              1999             1998            CHANGE
                                                       ----------------  ---------------  ----------------
                                                             (Dollars in millions)
     First quarter:
         Direct costs                                        $22.5            $27.8            (19.1)%
         Percentage of total revenue                           9.9%            14.1%
         Gross margin                                         90.1%            85.9%

     Certain reclassifications that affected both direct costs and operating expenses were made to the fiscal 1998 consolidated statements of income to conform to the fiscal 1999 presentation. These reclassifications did not impact total operating profit for fiscal 1998.

     Direct costs decreased in the first quarter of fiscal 1999 compared to the same period last year due to lower material costs as a result of an ongoing cost improvement program that was implemented in late fiscal 1998, and improved inventory management resulting in lower excess and obsolete inventory expenses.

     The Company anticipates that gross margin throughout fiscal 1999 will be between 89%-90%, due to cost reduction efforts in material costs and management of excess and obsolete inventory. These reductions may be offset by increases in direct costs related to product launches and the amortization of capitalized software in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," as well as amortization of purchased technologies associated with acquired products or technologies.

OPERATING EXPENSES

     Certain reclassifications that affected both direct costs and operating expenses were made to the fiscal 1998 consolidated statements of income to conform to the fiscal 1999 presentation. These reclassifications did not impact total operating profit for fiscal 1998.

                                                              1999             1998            CHANGE
                                                       ----------------  ---------------  ----------------
                                                             (Dollars in millions)
     First quarter:
         Research and development                            $44.9            $43.3              3.6%
         Percentage of total revenue                          19.8%            21.9%

     Research and development expenses increased $1.6 million, or 3.6%, primarily due to higher incentive compensation expenses as the Company's financial performance exceeded that of the first quarter of fiscal 1998. In addition, the increase was attributable to increased salaries and employee-related costs associated with an additional week of operations in the first quarter of fiscal 1999 compared to the same period last year.

     The Company believes that investments in research and development, including the recruiting and hiring of software developers, are critical to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced products. The Company will continue to make significant investments in the development of its application software products, including those targeted for the growing Internet market. The Company expects that research and development expenditures for the remainder of fiscal 1999 will increase in absolute dollars. However, such expenditures as a percentage of revenue are expected to remain relatively the same as the first quarter of fiscal 1999.

                                                              1999             1998            CHANGE
                                                       ----------------  ---------------  ----------------
                                                             (Dollars in millions)
     First quarter:
         Sales and marketing                                 $78.5             $71.5             9.8%
         Percentage of total revenue                          34.6%             36.1%

     Sales and marketing expenses increased $7.0 million, or 9.8%, in fiscal 1999 compared to the same period last year, primarily due to increased salaries and employee-related costs associated with an additional week of operations in the first quarter of fiscal 1999, and higher incentive compensation expenses as the Company's financial performance exceeded that of the first quarter of fiscal 1998. In addition, a portion of the increase was attributable to increased advertising and promotional spending for a national publishing conference held during the quarter, and the Company's worldwide sales meetings also held during the first quarter of fiscal 1999.

         Sales and marketing expenses are expected to increase in absolute dollars to support new products and upgrades scheduled to be released later in fiscal 1999. However, sales and marketing expenses as a percentage of revenue are expected to remain relatively the same as the first quarter of fiscal 1998.

                                                              1999             1998            CHANGE
                                                       ----------------  ---------------  ----------------
                                                             (Dollars in millions)
     First quarter:
         General and administrative                          $26.6             $33.5           (20.7)%
         Percentage of total revenue                          11.7%             16.9%

     General and administrative expenses decreased $6.9 million, or 20.7%, in fiscal 1999 compared to the same period last year, primarily due to lower facilities costs related to buildings that were vacated in connection with the 1998 restructuring program, and a reduction in bad debt expense associated with the resolution of disputed items with certain customers and an improved economic environment in Asia. Additionally, the decrease was attributable to lower amortization of goodwill as the first quarter of fiscal 1998 included the write-off of goodwill associated with an acquisition that took place in fiscal 1997. Further, the Company experienced an overall decrease in general and administrative expenses due to cost-cutting measures that were implemented as part of the 1998 restructuring program. These decreases were partially offset by an increase to salaries and employee-related expenses associated with an additional week of operations in the first quarter of fiscal 1999, as well as an increase to incentive compensation expense as the Company's financial performance exceeded that of the first quarter of fiscal 1999.

     The Company expects that general and administrative spending will increase in absolute dollars for the remainder of fiscal 1999 to support ongoing administrative infrastructure needs. However, as a percentage of revenue such expenditures are expected to be lower than the first quarter of fiscal 1999.

NONOPERATING INCOME

                                                              1999             1998            CHANGE
                                                       ----------------  ---------------  ----------------
                                                             (Dollars in millions)
     First quarter:
         Investment gain (loss)                        $      --              $12.5           (100.2)%
         Percentage of total revenue                          --                6.3%

     During the first quarter of fiscal 1999, gains and losses resulting from investment activity were minimal. In the first quarter of fiscal 1998, McQueen International Limited ("McQueen"), a former investee of the Company, was acquired by Sykes Enterprises, Incorporated ("Sykes"), a publicly traded company. In connection with the acquisition, the Company exchanged its shares of McQueen for approximately 487,000 shares of Sykes' restricted common stock and recorded a gain on the exchange of $6.7 million.

     Also, during the first quarter of fiscal 1998, the Company liquidated its investment in Siebel Systems, Incorporated ("Siebel") through the distribution to its stockholders of approximately 165,000 shares of Siebel as a dividend-in-kind and the sale of its remaining Siebel shares. A gain was recognized on the transaction of approximately $5.7 million.

                                                              1999             1998            CHANGE
                                                       ----------------  ---------------  ----------------
                                                              (Dollars in millions)
     First quarter:
         Interest and other income                            $5.9             $8.5            (30.8)%
         Percentage of total revenue                           2.6%             4.3%

     Interest income decreased in the first quarter of fiscal 1999 compared to fiscal 1998 due to lower average cash balances as a result of cash used for the Company's stock repurchase program.

     Interest and other income in the first quarter of fiscal 1998 included foreign exchange gains in Europe offset by a decrease in interest income as a result of lower average cash balances.

PROVISION FOR INCOME TAXES

                                                             1999              1998            CHANGE
                                                       ----------------  ---------------  ----------------
                                                            (Dollars in millions)
     First quarter:
         Provision for income taxes                          $22.0             $15.9            38.7%
         Percentage of total revenue                           9.7%              8.0%
         Effective tax rate                                   36.5%             37.3%

     The Company's effective tax rate decreased in the first quarter of fiscal 1999 compared to fiscal 1998 primarily due to a decrease in nondeductible goodwill amortization.

     The Company expects that the effective tax rate for the remainder of fiscal 1999 will be between 36% and 37%.

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

     The Company has stated that in fiscal 1999 its annual revenue growth target is 15% and its operating margin target is 25% of total revenue. These targets are used to assist the Company's management in making decisions about the allocation of resources and investments, not as predictions of future results. The targets reflect a number of assumptions, including assumptions about the Company's pricing, manufacturing costs and volumes and the mix of application products and licensing revenue, full and upgrade products, distribution channels, and geographic distribution. These and many other factors described herein affect the Company's financial performance and may cause the Company's future results, including results for the current quarter, to vary materially from these targets.

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

     The Company generally offers its application products on Macintosh, Windows, and UNIX platforms. To the extent that there is a slowdown of customer purchases of personal computers in general, the Company's operating results could be materially adversely affected. Also, as the Company seeks to further broaden its customer base to achieve greater penetration in the corporate business and consumer markets, the Company may not successfully adapt its application software distribution channels, which could materially adversely affect the Company's operating results. The Company could experience decreases in average selling prices and some transitions in its distribution channels that could materially adversely affect its operating results.

     The Company's primary distribution channel for its application products is currently through retail distributors, and a significant amount of its revenue for application products is from a single distributor. In addition, the Company continues to expand into third-party distribution channels, including value-added resellers and systems integrators, in its effort to further broaden its customer base. As a result, the financial health of these third parties, and the Company's continuing relationships with them, are becoming more important to the Company's success. Some of these companies are thinly capitalized and may be unable to withstand changes in business conditions. The Company's financial results could be adversely affected if the financial condition of certain of these third parties substantially weakens or if the Company's relationships with them deteriorate.

     The Company's printing revenue experienced a 9.0% decline in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. If this trend continues, the Company's financial results could be adversely affected. The weakness in the Japanese market was a factor causing the revenue decline. In addition, in the fall of fiscal 1997, HP began to ship a clone version of Adobe PostScript in some printers, resulting in lower licensing revenue to the Company in fiscal 1998, even though the Company continues to work with HP printer operations to incorporate Adobe PostScript and other technologies in other HP products. The Company expects continued lower licensing revenue from HP in fiscal 1999. Further, OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for the Company.

     Since the end of fiscal 1997, the Company has experienced a decline in both application and licensing revenue from the Japanese market due to a weak Japanese computer market and general economic conditions in Japan. In addition, at the end of fiscal 1997, inventory levels for application products at the Company's Japanese distributors remained higher than what the Company considers normal. During fiscal 1998, the Company worked with its major distributors in Japan to reduce channel inventory to what the Company considers a reasonable level. The Company expects these adverse economic conditions to continue in the short term, and they may continue to adversely affect the Company's revenue and earnings. Although there are also adverse conditions in other Asian and Latin American economies, the countries affected represent a much smaller portion of the Company's revenue and thus have less impact on the Company's operational results.

     The Company has recently implemented a restructuring of its business and reduced its workforce by more than 10%. However, the Company plans to continue to invest in certain areas, which will require it to hire additional employees. Competition for high-quality personnel, especially highly skilled engineers, is extremely intense. The Company's ability to effectively manage its growth will require it to continue to improve its operational and financial controls and information management systems, and to attract, retain, motivate, and manage employees effectively. The failure of the Company to effectively manage growth and transition in multiple areas of its business could have a material adverse effect on its results of operations.

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

     In connection with the enforcement of its own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third party rights, the Company has been and may in the future be subject to complex, protracted litigation as part of its policy to vigorously defend its intellectual property rights. Intellectual property litigation is typically very costly and can be disruptive to business operations by diverting the attention and energies of management and key technical personnel. Although the Company has successfully defended past litigation, there can be no assurance that it will prevail in any ongoing or future litigation. Adverse decisions in such litigation could subject the Company to significant liabilities, require the Company to seek licenses from others, prevent the Company from manufacturing or selling certain of its products, or cause severe disruptions to the Company's operations or the markets in which it competes, any one of which could have a material adverse effect on the results of operations or financial condition of the Company.

     The Company prepares its financial statements in conformity with generally accepted accounting principles ("GAAP"). GAAP are subject to interpretation by the American Institute of Certified Public Accountants (the "AICPA"), the Securities and Exchange Commission (the "SEC"), and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on the Company's reported results, and may even affect the reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of the Company's business, including rules relating to software revenue recognition, purchase and pooling-of-interests accounting for business combinations, the valuation of in-process research and development, employee stock purchase plans, and stock option grants have recently been revised or are under review by one or more groups. Changes to these rules, or the questioning of current practices, may have a significant adverse effect on the Company's reported financial results or in the way in which the Company conducts its business.

     Due to the factors noted above, as well as the Year 2000 issues noted below, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have, and has had in the past, an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry. In addition to factors specific to the Company, changes in analysts' earnings estimates for the Company or its industry, and factors affecting the corporate environment, the Company's industry or the securities markets in general will often result in significant volatility of the Company's common stock price.

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

     The Company has commenced a phased program to inventory, assess, remediate, test, implement, and develop contingency plans for all mission-critical applications and products potentially affected by the Year 2000 issue (the "Y2K Program"). To accelerate overall completion, activities in each phase are often concurrent rather than serial, but all phases, except developing contingency plans, are expected to be completed by mid-1999. Additionally, the Company has opened a dedicated Year 2000 test laboratory for both internal business process and product testing. All Company business groups are involved in the Y2K Program efforts.

      The Company has identified three potential areas of impact for review: (1) the software and systems, including embedded systems, used in the Company's internal business processes; (2) third-party vendors, manufacturers and suppliers, and (3) the Company's software products offered to customers. The Company's current estimate of the aggregate costs to be incurred for the Y2K Program is approximately $3.0 million, which is expected to be funded from operating cash flows. If the Company encounters significant unforeseen Year 2000 problems, either in its products or internal business systems or in relation to third party vendors, manufacturers or suppliers, actual costs could materially exceed this estimate.

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

      THIRD-PARTY VENDORS, MANUFACTURERS AND SUPPLIERS. The Company is also in the process of contacting its critical suppliers, manufacturers, distributors and other vendors to determine that their operations and the products and services that they provide to the Company are Year 2000 compliant. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans. However, such failures, including failures of any contingency plan, remain a possibility and could have a materially adverse impact on the Company's results of operations or financial condition.

     PRODUCTS. In addition, the Year 2000 issue could affect the products that the Company licenses. The Company is continuing to test its products and gather information about Company technologies and products affected by the Year 2000 transition. Current information about the Company's products is available on the Company's Year 2000 Web site (www.adobe.com/newsfeatures/year2000). Information on the Company's Web site is provided to customers for the sole purpose of assisting in planning for the transition to the Year 2000. Such information is the most currently available concerning the Company's products and is provided "as is" without warranty of any kind. There can be no assurance that the Company's current products do not contain undetected errors or defects associated with Year 2000 that may result in material costs to the Company.

     CONTINGENCY PLANS. The Company has not yet developed contingency plans to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations, including operations under the control of third parties. Additionally, the most reasonably likely worst-case scenario has not yet been clearly identified. Development of such contingency plans is in progress and is expected to be completed by September 1999. There can be no assurance that the Company will be able to develop contingency plans that will adequately address all Year 2000 issues that may arise.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and in June 1998, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Readers can refer to the "Recent Accounting Pronouncements" section of the Company's 1998 Annual Report on Form 10-K for further discussion.

     In December 1998, the AICPA issued SOP 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Readers can refer to the "Recent Accounting Pronouncements" section of the Company's 1998 Annual Report on Form 10-K for further discussion.

                                          LIQUIDITY AND CAPITAL RESOURCES

                                                          MARCH 5            NOVEMBER 27
                                                           1999               1998             CHANGE
                                                     ----------------   ----------------  ----------------
                                                            (Dollars in millions)
     Cash, cash equivalents and
        short-term investments                           $263.2               $272.5           (3.4)%

     Working capital                                     $211.1               $205.0            3.0%

     Stockholders' equity                                $544.9               $516.4            5.5%

     The Company's cash, cash equivalents and short-term investments, consisting principally of municipal bonds, and United States government and government agency securities, decreased $9.3 million, or 3.4%, during the first quarter of fiscal 1999 primarily due to the repurchase of Adobe common stock totaling $69.9 million and the purchase of the assets of GoLive Systems, Inc. for $31.0 million. Other uses of cash during the period included additional investments made in Adobe Ventures in the amount of $6.8 million, capital expenditures of $7.5 million, and the payment of dividends totaling $3.1 million. These factors were partially offset by cash generated from operations of $36.5 million and proceeds from the issuance of treasury stock, primarily related to the exercise of stock options and sale of stock under the Employee Stock Purchase Program of $35.9 million.

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

         In September 1997, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to an additional 15 million shares of the Company's common stock over a two-year period. This new stock repurchase program was in addition to an existing program whereby the Company has been authorized to repurchase shares to offset issuances under employee stock option and stock purchase plans. The Company repurchased approximately 1.7 million shares in the first quarter of fiscal 1999 and 10.5 million shares in fiscal 1998, at a cost of $69.9 million and $379.2 million, respectively, under its stock repurchase programs. As of March 5, 1999, there are no remaining authorized shares to be repurchased under the 15.0 million share repurchase program. The timing and size of any future stock repurchases are subject to market conditions, stock prices, and the Company's cash position and other cash requirements going forward.

     To facilitate the Company's stock repurchase programs, the Company sold put warrants to independent third parties. Each warrant entitles the holder to sell one share of Adobe's common stock to the Company at a specified price. On March 5, 1999, put warrants to sell approximately 779,500 shares of the Company's common stock were outstanding that expire on various dates through July 1999 with an average exercise price of $42.41 per share. Under these put warrant arrangements, the Company, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and market value at the date of exercise.

     In addition, the Company purchased call options from independent third parties that entitle the Company to buy its common stock on certain dates at specified prices. On March 5, 1999, call options to purchase approximately 239,100 shares of the Company's common stock were outstanding that expire on various dates through July 1999 with an average exercise price of $44.47 per share.

     The Board of Directors of the Company declared a cash dividend on the Company's common stock of $0.05 per common share, for the first quarter of fiscal 1999. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon business conditions, results of operations, the financial condition of the Company and other factors.

     The Company's principal commitments as of March 5, 1999 consisted of obligations under operating leases, venture investing activities, real estate development agreements, and various service agreements. These arrangements are discussed in more detail in the Company's 1998 Annual Report filed on Form 10-K for the year ended November 27, 1998.

     The Company believes that existing cash, cash equivalents and short-term investments, together with cash generated from operations, will provide sufficient funds for the Company to meet its operating cash requirements in the foreseeable future, including planned capital expenditure programs, working capital requirements, the potential put warrant obligation, and the dividend program.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk disclosures set forth in its 1998 Annual Report filed on Form 10-K have not changed significantly.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    Index to Exhibits

                                                            INCORPORATED BY REFERENCE
       EXHIBIT                                           -------------------------------             FILED
       NUMBER         EXHIBIT DESCRIPTION                 FORM         DATE       NUMBER          HEREWITH
       -------        -------------------                -----      ---------     ------          --------
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

       3.2.10         Amended and Restated                10-K       11/28/97     3.2.10
                      Bylaws as currently
                      in effect.

       3.3            Certificate of Designation          10-K       11/28/97     3.3
                      of the Series A Preferred
                      Stock

       3.4            Agreement and Plan of               10-Q       05/30/97     2.1
                      Merger effective 5/30/97
                      (by virtue of a reincorp-
                      oration), by and between Adobe
                      Systems Incorporated, a
                      California Corporation and
                      Adobe Systems (Delaware)
                      Incorporated, a Delaware
                      corporation.

       4.1            Second Amended and                   8-K       08/29/97     4
                      Restated Rights
                      Agreement between the
                      Company and Harris
                      Trust Company of
                      California

       4.2            Third Amended and                    8-K       12/15/98     1
                      Restated Rights
                      Agreement between the
                      Company and Harris
                      Trust Company of
                      California

                                                                    Continued)

                                                            INCORPORATED BY REFERENCE
       EXHIBIT                                           -------------------------------             FILED
       NUMBER         EXHIBIT DESCRIPTION                 FORM         DATE       NUMBER          HEREWITH
       -------        -------------------                -----      ---------     ------          --------
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

       10.36          1996 Outside Directors              10-Q      05/31/96      10.36
                      Stock Option Plan*

       10.37          Confidential Resignation            10-Q      05/31/96      10.37
                      Agreement*

                                                                    (Continued)

                                                            INCORPORATED BY REFERENCE
       EXHIBIT                                           -------------------------------             FILED
       NUMBER         EXHIBIT DESCRIPTION                 FORM         DATE       NUMBER          HEREWITH
       -------        -------------------                -----      ---------     ------          --------
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

       10.40          1994 Stock Option                    S-8      05/30/97      10.40
                      Plan, as
                      amended*

       10.42          Amended and Restated                10-K      11/28/97      10.42
                      Limited Partnership
                      Agreement of Adobe
                      Incentive Partners, L.P.*

       10.43          Resignation Agreement*              10-K      11/28/97      10.43

       10.44          Forms of Retention                  10-K      11/28/97      10.44
                      Agreement*

       10.45          Confidential Executive              10-Q       8/28/98      10.45
                      Resignation Agreement
                      And General Release of
                      Claims*

       10.46          Confidential Executive              10-Q       8/28/98      10.46
                      Resignation Agreement
                      And General Release of
                      Claims*

       10.47          Confidential Executive              10-Q       8/28/98      10.46
                      Resignation Agreement
                      And General Release of
                      Claims*


       10.48          Letter of Release                   10-K      11/27/98      10.48
                      and Waiver*

                                                                    (Continued)

                                                            INCORPORATED BY REFERENCE
       EXHIBIT                                           -------------------------------             FILED
       NUMBER         EXHIBIT DESCRIPTION                 FORM         DATE       NUMBER          HEREWITH
       -------        -------------------                -----      ---------     ------          --------
       10.49          Confidential Executive                                                         X
                      Resignation Agreement
                      And General Release of
                      Claims*

       21             Subsidiaries of the                 10-K      11/27/98      21
                      Registrant

       27.1           Financial Data Schedule                                                        X

       27.2           Financial Data Schedule                                                        X

       ------------------------------
       *Compensatory plan or arrangement

(b)    Reports on Form 8-K

       DATE OF REPORT               FILING DATE               ITEM REPORTED
       --------------               -----------               -------------
       December 15, 1998            December 21, 1998               5

           On December 21, 1998, the Company filed a Report on Form 8-K under
       Item 5 to report that it had amended its Rights Agreement dated as of July 11, 1990 by entering into the Third Amended and Restated Rights Agreement, dated as of December 15, 1998, with Harris Trust Company of California.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ADOBE SYSTEMS INCORPORATED



                                    By    /S/  HAROLD L. COVERT
                                          ---------------------------------
                                          Harold L. Covert,
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)



Date: April 8, 1999

                             SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

   Adobe
   Acrobat
   AfterEffects
   DynamicStudio
   FrameMaker
   GoLive
   GraphicStudio
   Illustrator
   PageMaker
   PhotoDeluxe
   Photoshop
   PostScript
   PostScript Extreme
   Premiere
   PrintGear


     All other brand or product names are trademarks or registered trademarks of their respective holders.