Form 10-Q
period 1999-06-04
ADOBE SYSTEMS INC
filed 1999-07-15
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 4, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                         to

Commission file Number: 0-15175

ADOBE SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	77-0019522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, San Jose, California	95110-2704
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 536-6000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X      NO___

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding July 2, 1999
Common stock, $0.0001 par value	61,848,423

EXHIBITS

Exhibit 27.1	Financial Data Schedule
Exhibit 27.2	Financial Data Schedule

PART I — FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 4 1999	May 29 1998	June 4 1999	May 29 1998

Revenue:
Licensing	$36,165	$42,456	$74,264	$84,307
Application products	209,721	184,854	398,524	340,816
Total revenue	245,886	227,310	472,788	425,123
Direct costs	23,704	25,568	46,203	53,373
Gross margin	222,182	201,742	426,585	371,750
Operating expenses:
Research and development	47,623	49,414	92,527	92,752
Sales and marketing	79,483	85,133	157,963	156,624
General and administrative	28,215	29,386	54,781	62,893
Restructuring charges	15,340	565	15,340	565
Total operating expenses	170,661	164,498	320,611	312,834
Operating income	51,521	37,244	105,974	58,916
Nonoperating income, net:
Investment gain (loss)	14,015	(188)	13,995	12,274
Interest and other income	5,252	7,589	11,138	16,090
Total nonoperating income, net	19,267	7,401	25,133	28,364
Income before income taxes	70,788	44,645	131,107	87,280
Provision for income taxes	25,827	16,665	47,870	32,556
Net income	$44,961	$27,980	$83,237	$54,724
Basic net income per share	$.74	$.42	$1.37	$.81
Shares used in computing basic net income per share	60,572	66,735	60,767	67,257

Diluted net income per share	$.70	$.41	$1.30	$.79
Shares used in computing diluted net income per share	64,050	68,990	63,864	69,453

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 4 1999	November 27 1998

ASSETS
Current assets:
Cash and cash equivalents	$122,158	$110,871
Short-term investments	204,386	161,676
Receivables, net of allowances of $5,050 and $6,399, respectively
	121,025	141,180
Deferred income taxes	35,013	32,028
Other current assets	11,926	10,190
Total current assets	494,508	455,945

Property and equipment	94,466	93,887
Deferred income taxes	—	16,647
Restricted funds and security deposits	130,002	130,260
Other assets	123,487	70,592
	$842,463	$767,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$38,582	$48,681
Accrued expenses	139,127	117,539
Accrued restructuring charges	19,912	8,867
Income taxes payable	42,944	64,546
Deferred revenue	21,642	11,333
Total current liabilities	262,207	250,966
Deferred income taxes	5,692	—

Stockholders’ equity:
Common stock, $0.0001 par value; Authorized: 200,000 shares; Outstanding: 60,626 and 60,857 shares in 1999 and 1998, respectively; and additional paid-in capital	331,440	306,859
Retained earnings	773,127	732,730
Accumulated other comprehensive income	19,054	(1,879)
Treasury stock, at cost (13,292 and 13,050 shares in 1999 and 1998, respectively), net of reissuances	(549,057)	(521,345)
Total stockholders’ equity	574,564	516,365
	$842,463	$767,331

See accompanying Notes to Condensed Consolidated Financial Statements

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 4	May 29
	1999	1998
Cash flows from operating activities:
Net income	$83,237	$54,724
Adjustments to reconcile net income to net cash provided by operating activities:

Stock compensation expense	479	1,484
Depreciation and amortization	27,096	30,312
Deferred income taxes	4,787	1,292
Tax benefit from employee stock plans	23,603	8,190
(Gain) loss of Adobe Incentive Partners
	(16,959)	(12,284)
Changes in operating assets and liabilities:
Receivables	20,155	(20,912)
Other current assets	(1,736)	1,473
Trade and other payables	(9,294)	(13,351)
Accrued expenses	12,169	17,199
Accrued restructuring charges	11,045	(968)
Income taxes payable	(21,602)	(2,378)
Deferred revenue	10,309	(1,121)
Net cash provided by operating activities	143,289	63,660
Cash flows from investing activities:
Purchases of short-term investments	(78,322)	(508,156)
Maturities and sales of short-term investments	77,336	464,822
Acquisitions of property and equipment	(17,687)	(36,527)
Additions to other assets	(11,821)	(38,182)
Acquisitions, net of cash acquired	(31,000)	(2,343)
Net cash used for investing activities	(61,494)	(120,386)
Cash flows from financing activities:
Purchase of treasury stock	$(145,331)	$(122,928)
Proceeds from reissuance of treasury stock	80,399	35,295
Proceeds from sale of put warrants	978	2,413
Payment of dividends	(6,129)	(9,619)
Net cash used for financing activities	(70,083)	(94,839)
Effect of foreign currency exchange rates on cash and cash equivalents	(425)	(653)
Net increase (decrease) in cash and cash equivalents	11,287	(152,218)
Cash and cash equivalents at beginning of period	110,871	267,576
Cash and cash equivalents at end of period	$122,158	$115,358
Supplemental disclosures:
Cash paid during the period for income taxes	$29,232	$16,794
Noncash investing and financing activities:
Net unrealized gains (losses) on available-for-sale securities	$21,358	$(3,109)

Dividends declared but not paid	$3,031	$3,376

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1.    Significant Accounting Policies

    Basis of presentation

    The accompanying interim condensed consolidated financial statements of Adobe Systems Incorporated (“Adobe” or the “Company”) have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended November 27, 1998. The interim financial information is unaudited but reflects all normal adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets and condensed consolidated statements of income and cash flows for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended November 27, 1998.

    The results of operations for the interim period ended June 4, 1999, are not necessarily indicative of the results to be expected for the full year.

    Revenue Recognition

    During the first quarter of fiscal 1999, the Company adopted Statement of Position (SOP) 97-2, “Software Revenue Recognition.” The Company modified certain aspects of its business model such that the impact of SOP 97-2 was not significant.

    Recent accounting pronouncements

    In June 1997, the FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and in June 1998, issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In May 1999, the FASB amended SFAS No. 133 to defer its effective date. The Company will implement SFAS 133 in its fiscal year 2001. Also, in December 1998, the AICPA issued SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Readers can refer to the “Recent Accounting Pronouncements” section of the Company’s 1998 Annual Report on Form 10-K for further discussion.

    Reclassifications

    Certain reclassifications were made to the fiscal 1998 consolidated financial statements to conform to the fiscal 1999 presentation, including certain reclassifications within operating expenses and between operating expenses and direct costs that were made to enable management to better analyze financial results. These reclassifications did not impact total operating profit for the second quarter and first six months of fiscal 1998.

Note 2.     Other Assets

  Other assets consisted of the following:

	June 4	November 27
	1999	1998
Equity investments	$78,820	$56,332
Goodwill	26,442	3,190
Purchased technology and licensing agreements	16,843	3,502
Miscellaneous other assets	26,853	24,337
	148,958	87,361
Less accumulated amortization	25,471	16,769
	$123,487	$70,592

Note 3.    Accrued Expenses

  Accrued expenses consisted of the following:

	June 4	November 27
	1999	1998
Accrued compensation and benefits	$57,524	$41,592
Sales and marketing allowances	13,915	13,439
Other	67,688	62,508
	$139,127	$117,539

Note 4.    Restructuring charges

    In the second quarter of fiscal 1999, the Company implemented a Board approved restructuring program to further enhance the Company’s operating model by improving productivity and efficiencies throughout the Company. As part of the restructuring program, the Company implemented a reduction in force of 249 positions, of which two were executive positions. The reduction in force primarily affected its European headquarters in Edinburgh, Scotland and its North American headquarters in San Jose, California. In addition to severance and related charges associated with the reduction in force, the restructuring program included charges for vacating leased facilities. These restructuring actions resulted in total charges of $15.3 million, of which approximately $0.1 million were non-cash charges. Of the $15.2 million in total cash charges, $14.5 million remains accrued at June 4, 1999.

The following table depicts the restructuring activity through June 4, 1999:

	Accrued Balance at November 27 1998	Total Charges (Credits)	Cash Payments	Write- downs	Accrued Balance at June 4 1999

Severance and related charges	$—	$12,676	$(386)	$—	$12,290
Lease termination costs	—	2,273	(321)	—	1,952
Impairment of leasehold improvements at vacated facilities	—	132	—	(132)	—
Other charges	—	259	(6)	—	253
	—	15,340	(713)	(132)	14,495
Accrual related to previous restructurings

	8,867	—	(3,450)	—	5,417
	$8,867	$15,340	$(4,163)	$(132)	$19,912

    Severance and related charges include involuntary termination and COBRA benefits, outplacement costs, and payroll taxes for 249 employees, or 9% of the worldwide workforce. The terminations were in the following areas: 85 in research and development, 107 in sales and marketing and 57 in general and administrative.

    The reduction in force within research and development consisted of employees in the Company’s Printing Solutions business in San Jose, California and was implemented in order to realign product development expense with the Company’s operating targets. The majority of these terminations will be completed by August 31, 1999 and the termination benefits will be paid through the first quarter of fiscal 2000.

    The phasing out of the European headquarters in Edinburgh, Scotland was implemented to reduce redundancies within the organization and resulted in a reduction in force of 48 general and administrative staff and 37 sales and marketing staff. The closure of the European headquarters will be completed by December 31, 1999 and all termination benefits will be paid through the first quarter of fiscal 2000.

    In addition, the remaining terminations in the sales and marketing organization were primarily due to the centralization of the North America sales and marketing organization. The remaining general and administrative reductions were due to the elimination of redundancies throughout the organization. The majority of these terminations were completed by June 30, 1999 and the termination benefits will be paid through the fourth quarter of fiscal 1999.

    Lease termination costs of $2.3 million include remaining lease liabilities, brokerage fees, restoration charges and legal fees offset by estimated sublease income related to facilities in North America, Australia, Scotland and Japan that will be vacated as part of the restructuring program. The facilities will be vacated as a result of the elimination of staff and organizational decisions associated with the centralization of certain activities in San Jose, California. As of June 4, 1999, $2.0 million of lease termination costs, net of sublease income, remains accrued and is expected to be utilized through the second quarter of fiscal 2000.

    Charges related to the impairment of leasehold improvements at vacated facilities of $0.1 million included the write-down of the net book value of leasehold improvements, furniture and equipment used in the vacated facilities. These assets were written down in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The leasehold improvements, furniture and equipment specifically identified under the restructuring program as assets to be disposed of would have no future benefit to the Company as these assets would not enhance the Company’s ability to sublease the facilities. Therefore, in accordance with SFAS No. 121, the leasehold improvements, furniture and equipment were reported at the lower of the carrying amount or fair value less costs to sell, which was zero. The related facility will be vacated by the end of the third quarter of fiscal 1999.

    In addition, as a result of the restructuring program, the Company also identified leasehold improvements and other assets that will be held for use in accordance with SFAS 121. Such assets are required for the continuation of ongoing operations until the related facilities are vacated. As the asset impairment recognition criterion of SFAS 121 was not met, the depreciable lives of such assets were adjusted to reflect the change in useful life. The assets will be fully depreciated upon vacating the related facilities. As such, the accelerated amortization and depreciation expenses are not included in restructuring charges.

    Other charges of $0.3 million include legal and accounting fees incurred in Edinburgh and North America associated with employee terminations as part of the reduction in force. The remaining accrual balance as of June 4, 1999 is expected to be paid by the fourth quarter of fiscal 1999.

    As of June 4 1999, approximately $2.8 million in accrued restructuring costs remain related to the Company’s restructuring program that was implemented in the third quarter of fiscal 1998. The remaining accrual consists of $0.4 million in severance and related charges, $1.2 million in lease termination costs, $0.9 million in cancelled contracts and $0.3 million in other charges. Cash payments for the six months ended June 4, 1999 were $0.5 million and $2.9 million for severance and related charges and lease termination costs, respectively. The $1.9 million accrual remaining as of June 4, 1999 for severance and related charges, lease termination costs and other charges is expected to be paid by the third quarter of fiscal 1999, and the $0.9 million for cancelled contracts is expected to be paid by the first quarter of fiscal 2000.

    In addition, approximately $2.6 million in accrued restructuring costs remain related to lease termination costs resulting from the mergers with Aldus and Frame in fiscal 1994 and fiscal 1995, respectively.

Note 5.    Stockholders’ Equity

    Stock Repurchase Programs

    In September 1997, the Company’s Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 15.0 million shares of the Company’s common stock over a two-year period. Under this program, the Company repurchased approximately 0.8 million shares in the first quarter of fiscal 1999 and 10.1 million shares in fiscal 1998, at a cost of $30.5 million and $362.4 million, respectively. This program was completed during the first quarter of fiscal 1999.

    In April 1999, the Company’s Board of Directors authorized, subject to certain business and market conditions, the purchase of up to an additional 5.0 million shares of the Company’s common stock over a two-year period. This new stock repurchase program was in addition to an existing program whereby the Company has been authorized to repurchase shares to offset issuances under employee stock option and stock purchase plans. No purchases have been made under the 5.0 million share repurchase program.

    Under the Company’s existing plan to repurchase shares to offset issuances under employee stock plans, the Company repurchased approximately 2.1 million shares in fiscal 1999 and 0.4 million shares in fiscal 1998, at a cost of $114.8 million and $16.8 million, respectively.

    Put warrants and call options

    To facilitate the Company’s stock repurchase programs, the Company sold put warrants to independent third parties. Each warrant entitles the holder to sell one share of Adobe’s common stock to the Company at a specified price. On June 4, 1999, put warrants to sell approximately 222,100 shares of the Company’s common stock were outstanding that expire on various dates through July 1999 with an average exercise price of $41.26 per share. Under these put warrant arrangements, the Company, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and market value at the date of exercise; therefore the put warrants do not result in a liability on the balance sheet.

    In addition, the Company purchased call options from independent third parties that entitle the Company to buy its common stock on certain dates at specified prices. On June 4, 1999, call options to purchase approximately 120,200 shares of the Company’s common stock were outstanding that expire on various dates through July 1999 with an average exercise price of $44.61 per share.

Note 6.    Comprehensive income

    The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended		Six Months Ended
	June 4	May 29	June 4	May 29
	1999	1998	1999	1998
Net income	$44,961	$27,980	$83,237	$54,724
Change in cumulative translation adjustment	19	(415)	(425)	(653)
Change in unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	3,248	(273)	22,864	9,576
Less: reclassification adjustment for gains realized in net income	(1,043)	(73)	(1,506)	(12,685)
Net change in unrealized gains (losses)	2,205	(346)	21,358	(3,109)
Total comprehensive income, net of taxes	$47,185	$27,219	$104,170	$50,962

Note 7.    Net income per share

	Three Months Ended		Six Months Ended
	June 4	May 29	June 4	May 29
	1999	1998	1999	1998
Net income	$44,961	$27,980	$83,237	$54,724
Shares used to compute basic net income per share (weighted average shares outstanding during the period)	60,572	66,735	60,767	67,257
Dilutive common equivalent shares:

Unvested restricted stock	33	78	33	78
Stock options	3,445	2,177	3,064	2,118
Shares used to compute diluted net income per share
	64,050	68,990	63,864	69,453
Basic net income per share	$.74	$.42	$1.37	$.81
Diluted net income per share	$.70	$.41	$1.30	$.79

Note 8.    Acquisitions

    On January 4, 1999, the Company acquired substantially all of the assets, consisting of intellectual property and a minimal amount of fixed assets, of both GoLive Systems, Inc., a Delaware corporation, and GoLive Systems GmbH and Co. KG, a German limited partnership (together “GoLive Systems”). GoLive Systems creates Web site development software, which enables users to effectively use the Internet for professional publishing and communication. The acquisition was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinions No. 16. The initial purchase price of the acquisition was approximately $31.0 million, plus additional contingency payments of up to $8.0 million based on achieving certain technical and employment milestones. The Company determined that certain milestones had been reached as of March 5, 1999 and, as such, $4.0 million in contingent payments were recorded as additional purchase price.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion (presented in millions, except share and per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

    In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that may affect future results of operations.” Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the additional Quarterly Reports on Form 10-Q to be filed by the Company in 1999. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Overview

    Founded in 1982, Adobe Systems Incorporated (“Adobe” or the “Company”) builds award-winning software solutions for Web and print publishing. Its graphic design, imaging, dynamic media, and authoring tools enable customers to create, publish, and deliver visually-rich content for various types of media. The Company’s products are used by Web and graphic designers, professional publishers, document-intensive organizations, business users, and consumers. The Company distributes its products through a network of original equipment manufacturer (“OEM”) customers, distributors and dealers, and value-added resellers (“VARs”) and system integrators, and has operations in North America, Europe, Japan, Asia Pacific, and Latin America.

    The following table sets forth for the three and six month periods ended June 4, 1999 and May 29, 1998, the Company’s condensed consolidated statements of income expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 4	May 29	June 4	May 29
	1999	1998	1999	1998
Revenue:
Licensing	14.7%	18.7%	15.7%	19.8%
Application products	85.3	81.3	84.3	80.2
Total revenue	100.0	100.0	100.0	100.0
Direct costs	9.6	11.2	9.8	12.6
Gross margin	90.4	88.8	90.2	87.4
Operating expenses:
Research and development	19.4	21.7	19.6	21.8
Sales and marketing	32.3	37.5	33.4	36.9
General and administrative	11.5	12.9	11.6	14.8
Restructuring charges	6.2	0.3	3.2	0.1
Total operating expenses	69.4	72.4	67.8	73.6
Operating income	21.0	16.4	22.4	13.8
Nonoperating income, net:
Investment gain (loss)	5.7	(0.1)	3.0	2.9
Interest and other income	2.1	3.3	2.3	3.8
Total nonoperating income, net	7.8	3.2	5.3	6.7
Income before income taxes	28.8	19.6	27.7	20.5

Provision for income taxes	10.5	7.3	10.1	7.6

Net income	18.3%	12.3%	17.6%	12.9%

Revenue

	June 4	May 29
	1999	1998	Change
Three months ended:	(Dollars in millions)

Total revenue	$245.9	$227.3	8.2%

Six months ended:

Total revenue	$472.8	$425.1	11.2%

    For the second quarter and first six months of fiscal 1999, revenue increased as a result of new product releases and an improvement in the Company’s Japanese operation. These increases were partially offset by a decline in licensing revenue. Though the Company experienced an increase in application revenue from Japan, the Company remains cautious in regard to the Japanese economy over the second half of fiscal 1999.

Licensing revenue:

	June 4	May 29
	1999	1998	Change
Three months ended:	(Dollars in millions)

Licensing revenue	$36.2	$42.5	(14.8)%
Percentage of total revenue	14.7%	18.7%

Six months ended:

Licensing revenue	$74.3	84.3	(11.9)%
Percentage of total revenue	15.7%	19.8%

    Licensing revenue is made up of royalties received from OEM customers who ship products containing Adobe’s Postscript technology, including Postscript 3, PrintGear, and Extreme.

    Licensing revenue decreased in the second quarter and first six months of fiscal 1999 compared to the same periods last year primarily due to the ongoing weakness in the monochrome laser printer and Japanese personal computer and printer markets. In addition, licensing revenue declined due to the loss of royalty revenue from Hewlett-Packard Company’s (“HP”) desktop monochrome laser printer division, which has been incorporating a clone version of Adobe PostScript software into its products since the fall of 1997.

    The Company continues to be cautious about licensing revenue in the short term because of Japanese market conditions and the uncertain timing of OEM customer introductions of products incorporating Adobe’s latest technologies. Excluding shrinkwrap printing technology products, the Company anticipates that its traditional licensing revenue will continue to decline in fiscal 1999.

Application products revenue:

	June 4	May 29
	1999	1998	Change
Three months ended:	(Dollars in millions)

Application products revenue	$209.7	$184.9	13.5%
Percentage of total revenue	85.3%	81.3%

Six months ended:

Application products revenue	$398.5	$340.8	16.9%
Percentage of total revenue	84.3%	80.2%

    Application products revenue is derived predominantly from shipments of application software programs marketed through retail and VAR distribution channels, with the exception of Adobe PhotoDeluxe, which is primarily distributed through OEM bundling agreements with digital camera, scanner, and personal computer manufacturers.

    Application products revenue increased in the second quarter and first six months of fiscal 1999 compared to the same periods last year primarily due to the release of Acrobat 4.0 during the second quarter of fiscal 1999, and the introduction of Adobe GraphicStudio and Adobe Dynamic Media Studio in North America, Japan, Asia Pacific, and Latin America in the first quarter of fiscal 1999. Adobe GraphicStudio is a collection of Adobe application products, which includes Photoshop, Illustrator, and PageMaker. Adobe Dynamic Media Studio is also a suite of products, containing After Effects, Adobe Premiere, Photoshop, and Illustrator. Application revenue also increased due to the release in the second quarter of fiscal 1999 of GoLive 4.0, the Company’s new professional web design and publishing software. In addition, the second quarter of fiscal 1999 benefited from revenue related to major upgrades of After Effects and Adobe Premiere which were released in the first quarter of fiscal 1999, and Illustrator and ImageReady, which were released in mid-to-late fiscal 1998.

    The increased revenue generated by these newly released products and upgrades was partially offset by a decline in revenue from Photoshop and PageMaker due primarily to the product cycle of the current releases, as well as the absence of revenue from businesses divested in the third quarter of fiscal 1998.

Direct costs

	June 4	May 29
	1999	1998	Change
Three months ended:	(Dollars in millions)

Direct costs	$23.7	$25.6	(7.3)%
Percentage of total revenue	9.6%	11.2%

Six months ended:

Direct costs	$46.2	$53.4	(13.4)%
Percentage of total revenue	9.8%	12.6%

    Certain reclassifications that affected both direct costs and operating expenses were made to the fiscal 1998 consolidated statements of income to conform to the fiscal 1999 presentation. These reclassifications did not impact total operating profit for fiscal 1998.

    Direct costs decreased in the second quarter and first six months of fiscal 1999 compared to the same periods last year due to effective inventory management resulting in lower excess and obsolete inventory expense, as well as lower material costs as a result of the Company’s ongoing cost improvement program.

    The Company anticipates that gross margin throughout fiscal 1999 will be approximately 90%, due to the management of excess and obsolete inventory and cost reduction efforts in material costs. These cost reductions may be partially offset by increases in direct costs related to product launches, the amortization of capitalized software in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” as well as amortization of purchased technologies associated with acquired products or technologies.

Operating expenses

    Certain reclassifications that affected both direct costs and operating expenses were made to the fiscal 1998 consolidated statements of income to conform to the fiscal 1999 presentation. These reclassifications did not impact total operating profit for fiscal 1998.

Research and development:

	June 4	May 29
	1999	1998	Change
Three months ended:	(Dollars in millions)

Research and development	$47.6	$49.4	(3.6)%
Percentage of total revenue	19.4%	21.7%

Six months ended:

Research and development	$92.5	$92.8	(0.2)%
Percentage of total revenue	19.6%	21.8%

    Research and development expenses decreased in the second quarter and first six months of fiscal 1999 compared with the same periods last year due to a decrease in salaries expense as a result of lower headcount and decreases in office expense, travel and entertainment, and professional fees as a result of the Company’s fiscal 1998 restructuring program and other cost reduction efforts implemented at that time. These decreases were partially offset by an increase in incentive compensation expense as the Company’s financial performance exceeded that of the second quarter and first six months of fiscal 1998.

    The Company believes that continued investments in research and development, including the recruiting and hiring of software developers, are critical to remain competitive in the marketplace, and are directly related to continued, timely development of new and enhanced products. The Company will continue to make significant investments in the development of its application software products, including those targeted for the growing Internet market. The Company expects that research and development expenses for the remainder of fiscal 1999 will increase in absolute dollars. However, such expenditures as a percentage of revenue are expected to remain approximately the same as the second quarter of fiscal 1999.

Sales and marketing:

	June 4	May 29
	1999	1998	Change
Three months ended:	(Dollars in millions)

Sales and marketing	$79.5	$85.1	(6.6)%
Percentage of total revenue	32.3%	37.5%

Six months ended:

Sales and marketing	$158.0	$156.6	0.9%
Percentage of total revenue	33.4%	36.9%

    Sales and marketing expenses decreased in the second quarter of fiscal 1999 compared to the same period last year due to decreased salaries expense as a result of lower headcount, and a decrease in advertising fees, professional fees, and travel and entertainment, due to the Company’s fiscal 1998 restructuring program and other cost reduction efforts implemented at that time. These decreases were partially offset by an increase in incentive compensation expense as the Company’s financial performance exceeded that of the second quarter of fiscal 1998, and an increase in trade show expenses for shows that occurred in Europe during the second quarter of fiscal 1999.

    Sales and marketing expenses increased slightly in the first six months of fiscal 1999 compared to the same period last year due to higher incentive compensation expense, offset by a decrease in salaries expense as a result of lower headcount, and decreases in advertising expenses, professional fees, and travel and entertainment as a result of the fiscal 1998 restructuring program and other cost reduction efforts implemented at that time.

    Sales and marketing expenses are expected to increase in absolute dollars over the remainder of fiscal 1999 to support investments in e-commerce and enhanced marketing activities, as well as new products and upgrades scheduled to be released in the second half of fiscal 1999. However, sales and marketing expenses as a percentage of revenue are expected to remain approximately the same or slightly higher than the second quarter of fiscal 1999.

General and administrative:

	June 4	May 29
	1999	1998	Change
Three months ended:	(Dollars in millions)

General and administrative	$28.2	$29.4	(4.0)%
Percentage of total revenue	11.5%	12.9%

Six months ended:

General and administrative	$54.8	$62.9	(12.9)%
Percentage of total revenue	11.6%	14.8%

    General and administrative expenses decreased in the second quarter and first six months of fiscal 1999, compared to the same periods last year, primarily due to an overall decrease in expenses, including legal and professional fees, travel and entertainment, and office expenses, as a result of the Company’s fiscal 1998 restructuring program and other cost reduction efforts implemented at that time. In addition, the decrease in the second quarter of fiscal 1999 is attributable to lower amortization of goodwill as the second quarter of fiscal 1998 included the write-off of $2.4 million of goodwill associated with an acquisition that took place in 1997, and a reduction in bad debt expense associated with the resolution of disputed items with certain customers and an improved economic environment in Asia. The decrease was partially offset by increased incentive compensation expense as the Company’s financial performance exceeded that of the second quarter and first half of fiscal 1998.

    The Company expects that general and administrative spending will remain flat or slightly increase in absolute dollars over the remainder of fiscal 1999 to support ongoing administrative infrastructure needs. However, as a percentage of revenue such expenditures are expected to be lower than the second quarter of fiscal 1999.

Restructuring charges:

	June 4	May 29
	1999	1998	Change
Three months ended:	(Dollars in millions)

Restructuring charges	$15.3	$0.6	2615.0%
Percentage of total revenue	6.2%	0.3%

Six months ended:

Restructuring charges	$15.3	$0.6	2615.0%
Percentage of total revenue	3.2%	0.1%

    In the second quarter of fiscal 1999, the Company implemented a Board approved restructuring program to further enhance the Company’s operating model by improving productivity and efficiencies throughout the Company. As part of the restructuring program, the Company implemented a reduction in force of 249 positions, of which two were executive positions. The reduction in force primarily affected its European headquarters in Edinburgh, Scotland and its North American headquarters in San Jose, California. In addition to severance and related charges associated with the reduction in force, the restructuring program included charges for vacating leased facilities. These restructuring actions resulted in total charges of $15.3 million, of which approximately $0.1 million were non-cash charges. For detailed information regarding the Company’s restructuring program, see Note 4 of the Notes to Consolidated Financial Statements.

    Based on the reduction in force of 249 positions, the Company estimates that annualized pretax savings of approximately $19.0 million will be realized. These savings will be invested in programs and people to enhance revenue growth by significantly increasing its investment in e-business and enhanced marketing activities, and to achieve operating model targets of 20%, 35% and 9% of revenue for research and development, sales and marketing, and general and administrative expenses, respectively in fiscal 2000.

    Restructuring charges in fiscal 1998 included expenses associated with the reduction in force in the Company’s Printing Solutions business as part of the Company’s initiative to refocus resources on high growth opportunities in the printing and digital copier markets.

Nonoperating income, net

    Investment gain (loss):

	June 4	May 29
	1999	1998	Change
Three months ended:	(Dollars in millions)

Investment gain (loss)	$14.0	$(0.2)	71.0%
Percentage of total revenue	5.7%	(0.1)%

Six months ended:

Investment gain	$14.0	$12.3	14.0%
Percentage of total revenue	3.0%	2.9%

    During the second quarter of fiscal 1999, the Company recorded investment gains from mark-to-market adjustments totaling $17.8 million and $2.7 million related to investments in Electronic Submission Publishing Systems, Inc. and Salon.com, respectively. The Company also recorded a realized gain of $1.0 million related to the sale of a portion of its investment in Vignette Corporation. These gains were partially offset by an investment loss of $5.2 million related to the acquisition of PointCast, Inc., a former investee of the Company, by idealab!. In connection with the acquisition, the Company exchanged its shares of PointCast, Inc. for approximately 542,000 shares of idealab!’s Lauchpad Technologies, Inc. The Company also recorded investment losses of approximately $2.0 million related to mark-to-market adjustments of various other Adobe Venture investments.

    During the first quarter of fiscal 1998, McQueen International Limited (“McQueen”), a former investee of the Company, was acquired by Sykes Enterprises, Incorporated (“Sykes”), a publicly traded company. In connection with the acquisition, the Company exchanged its shares of McQueen for approximately 487,000 shares of Sykes’ restricted common stock and recorded a gain on the exchange of $6.7 million.

    Also, during the first quarter of fiscal 1998, the Company liquidated its investment in Siebel Systems, Incorporated (“Siebel”) through the distribution to its stockholders of approximately 165,000 shares of Siebel as a dividend-in-kind and the sale of its remaining Siebel shares. A gain was recognized on the transaction of approximately $5.7 million.

   Interest and other income:

	June 4	May 29
	1999	1998	Change
Three months ended:	(Dollars in millions)

Interest and other income	$5.3	$7.6	(30.8)%
Percentage of total revenue	2.1%	3.3%

Six months ended:

Interest and other income	$11.1	$16.1	(30.8)%
Percentage of total revenue	2.3%	3.8%

    Interest and other income decreased in the second quarter and first six months of fiscal 1999 compared with the corresponding periods last year due to lower average cash and short-term investment balances in fiscal 1999.

    Provision for income taxes

	June 4	May 29
	1999	1998	Change
Three months ended:	(Dollars in millions)

Provision for income taxes	$25.8	$16.7	55.0%
Percentage of total revenue	10.5%	7.3%
Effective tax rate	36.5%	37.3%

Six months ended:

Provision for income taxes	$47.9	$32.6	47.0%
Percentage of total revenue	10.1%	7.6%
Effective tax rate	36.5%	37.3%

    The Company’s effective tax rate decreased in the second quarter and first six months of 1999 primarily due to a decrease in nondeductible goodwill amortization.

    The Company expects that the effective tax rate for the remainder of fiscal 1999 will be between 36% and 37%.

Factors that may affect future results of operations

    The Company believes that in the future its results of operations could be affected by various factors, such as delays in shipment of the Company’s new products and major new versions of existing products, lack of market acceptance of new products and upgrades, the introduction of competitive products by third parties, weakness in demand for Macintosh application software and Macintosh-related printers, renegotiation of royalty arrangements, growth in worldwide personal computer and printer sales and sales price adjustments, consolidation in the OEM printer business, ongoing weakness in the Company’s printing business due to product transitions, industry transitions to new business and information delivery models, ongoing weakness in the Japanese and other Asian economies, “Year 2000” issues (as discussed later under “Year 2000 Issues”), and adverse changes in general economic conditions in any of the countries in which the Company does business.

    The Company has stated that in fiscal 1999 its annual revenue growth target is 15% and its operating margin target is 25% of total revenue after consideration of businesses divested in the third quarter of fiscal 1998. The Company has also stated that its operating model targets for research and development, sales and marketing, and general and administrative expenses are 20%, 35%, and 9% of revenue, respectively, for fiscal year 2000. These targets are used to assist the Company’s management in making decisions about the allocation of resources and investments, not as predictions of future results. The targets reflect a number of assumptions, including assumptions about the Company’s pricing, manufacturing costs and volumes and the mix of application products and licensing revenue, full and upgrade products, distribution channels, and geographic distribution. These and many other factors described herein affect the Company’s financial performance and may cause the Company’s future results, including results for the current quarter, to vary materially from these targets.

    The Company’s ability to develop and market products, including upgrades of current products that successfully adapt to changing customer needs, may also have an impact on the results of operations. The Company’s ability to extend its core technologies into new applications and to anticipate or respond to technological changes could affect its ability to develop these products. A portion of the Company’s future revenue will come from these new applications. Delays in product or upgrade introductions, whether by the Company or its OEM customers, could have an adverse effect on the Company’s revenue, earnings, or stock price. The Company cannot determine the ultimate effect that these new products or upgrades will have on its revenue or results of operations.

    The market for the Company’s graphics applications, particularly the consumer products, is intensely and increasingly competitive and is significantly affected by product introductions and market activities of industry competitors. Additionally, Microsoft Corporation has stated its intention to increase its presence in the digital imaging/graphics market by mid-1999; the Company believes that, due to Microsoft’s market dominance, any new Microsoft digital imaging products will be highly competitive with the Company’s products. If competing new products achieve widespread acceptance, it would have a significant adverse impact on the Company’s operating results.

    The Company generally offers its application products on Macintosh, Windows, and UNIX platforms. To the extent that there is a slowdown of customer purchases of personal computers in general, the Company’s operating results could be materially adversely affected. Also, as the Company seeks to further broaden its customer base to achieve greater penetration in the corporate business and consumer markets, the Company may not successfully adapt its application software distribution channels, which could materially adversely affect the Company’s operating results. The Company could experience decreases in average selling prices and some transitions in its distribution channels that could materially adversely affect its operating results.

    The Company’s primary distribution channel for its application products is currently through retail distributors, and a significant amount of its revenue for application products is from a single distributor. In addition, the Company continues to expand into third-party distribution channels, including value-added resellers and systems integrators, in its effort to further broaden its customer base. As a result, the financial health of these third parties, and the Company’s continuing relationships with them, are becoming more important to the Company’s success. Some of these companies are thinly capitalized and may be unable to withstand changes in business conditions. The Company’s financial results could be adversely affected if the financial condition of certain of these third parties substantially weakens or if the Company’s relationships with them deteriorate.

    The Company currently relies on two manufacturers of its products, each located in a different region. If a manufacturer terminates its relationship with the Company or the Company’s supply from a manufacturer is interrupted or terminated for any other reason, the Company may not have sufficient time to replace the supply of products manufactured by that manufacturer.

    The Company’s printing revenue experienced an 11.9% decline in the first half of fiscal 1999 compared to the first half of fiscal 1998. If this trend continues, the Company’s financial results could be adversely affected. The weakness in the monochrome laser printer and Japanese market was a factor causing the revenue decline. In addition, in the fall of fiscal 1997, HP began to ship a clone version of Adobe PostScript in some printers, resulting in lower licensing revenue to the Company in fiscal 1998, even though the Company continues to work with HP printer operations to incorporate Adobe PostScript and other technologies in other HP products. The Company expects continued lower licensing revenue from HP in fiscal 1999. Further, OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for the Company.

    Since the end of fiscal 1997 through the first quarter of fiscal 1999, the Company experienced a decline in both application and licensing revenue from the Japanese market due to a weak Japanese computer market and general economic conditions in Japan. During the second quarter of fiscal 1999, the Company experienced an increase in application revenue from its Japanese operation, but still continued to experience a decline in licensing revenue. In addition, at the end of fiscal 1997, inventory levels for application products at the Company’s Japanese distributors remained higher than what the Company considers normal. During fiscal 1998, the Company worked with its major distributors in Japan to reduce channel inventory to what the Company considers a reasonable level. Despite the slight improvement in the Japanese economy in the second quarter of fiscal 1999, these adverse economic conditions may continue in the short term, and they may continue to adversely affect the Company’s revenue and earnings. Although there are also adverse conditions in other Asian and Latin American economies, the countries affected represent a much smaller portion of the Company’s revenue and thus have less impact on the Company’s operational results.

    The Company has recently implemented a restructuring of its business and reduced its workforce by 9%; it also implemented a restructuring and workforce reduction of 10% in the fall of 1998. However, the Company plans to continue to invest in certain areas, which will require it to hire additional employees. Competition for high-quality personnel, especially highly skilled engineers, is extremely intense. The Company’s ability to effectively manage its growth will require it to continue to improve its operational and financial controls and information management systems, and to attract, retain, motivate, and manage employees effectively. The failure of the Company to effectively manage growth and transition in multiple areas of its business could have a material adverse effect on its results of operations.

    The Internet market is rapidly evolving and is characterized by an increasing number of market entrants that have introduced or developed products addressing authoring and communications over the Internet. As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The software industry addressing authoring and communications over the Internet is young and has few proven products. Standards defining Web graphics have not yet been finally adopted. In addition, new models for licensing software will be needed to accommodate new information delivery practices. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, ease of use and access, cost, and quality of service) remain unresolved and may affect the growth of Internet use, together with the software standards and electronic media employed in such markets. The Company has stated that it intends to increase its investment in e-business and enhanced marketing activities in an effort to achieve revenue growth, but there can be no assurance that such increased investment will result in increased revenue.

    The Company derives a significant portion of its revenue and operating income from its subsidiaries located in Europe, Japan, Asia Pacific, and Latin America. The Company generally experiences lower revenue from its European operations in the third quarter because many customers reduce their purchasing activities in the summer months. Additionally, the Company is uncertain whether the recent weakness experienced in the Japan, Asia Pacific, and Latin America markets will continue in the foreseeable future due to possible currency devaluation and liquidity problems in these regions. While most of the revenue of the European subsidiaries is denominated in U.S. dollars, the majority of revenue derived from Japan is denominated in yen and the majority of all subsidiaries’ operating expenses are denominated in their local currencies. As a result, the Company’s operating results are subject to fluctuations in foreign currency exchange rates. To date, the accounting impact of such fluctuations has been insignificant. The Company’s hedging policy attempts to mitigate some of these risks, based on management’s best judgment of the appropriate trade-offs among risk, opportunity, and expense. The Company has established a hedging program to hedge its exposure to foreign currency exchange rate fluctuations, primarily of the Japanese yen. The Company’s hedging program is not comprehensive, and there can be no assurance that the program will offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

    On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The euro trades on currency exchanges and is available for non-cash transactions. Based on its preliminary assessment, the Company does not believe the conversion will have a material impact on the competitiveness of its products in Europe, where there already exists substantial price transparency, or increase the likelihood of contract cancellations. Further, the Company expects that modifications to comply with euro requirements have been and will continue to be made to its business operations and systems on a timely basis and does not believe that the cost of such modifications will have a material adverse impact on the Company’s results of operations or financial condition. There can be no assurance, however, that the Company will be able to continue to complete such modifications on a timely basis; any failure to do so could have a material adverse effect on the Company’s results of operations or financial condition. In addition, the Company faces risks to the extent that suppliers, manufacturers, distributors and other vendors upon whom the Company relies and their suppliers are unable to make appropriate modifications to support euro transactions. The inability of such third parties to support euro transactions could have a material adverse effect on the Company’s results of operations or financial condition.

    In connection with the enforcement of its own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third party rights, the Company has been and may in the future be subject to complex, protracted litigation as part of its policy to vigorously defend its intellectual property rights. Intellectual property litigation is typically very costly and can be disruptive to business operations by diverting the attention and energies of management and key technical personnel. Although the Company has successfully defended past litigation, there can be no assurance that it will prevail in any ongoing or future litigation. Adverse decisions in such litigation could subject the Company to significant liabilities, require the Company to seek licenses from others, prevent the Company from manufacturing or selling certain of its products, or cause severe disruptions to the Company’s operations or the markets in which it competes, any one of which could have a material adverse effect on the results of operations or financial condition of the Company.

    The Company prepares its financial statements in conformity with generally accepted accounting principles (“GAAP”). GAAP are subject to interpretation by the American Institute of Certified Public Accountants (the “AICPA”), the Securities and Exchange Commission (the “SEC”), and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on the Company’s reported results, and may even affect the reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of the Company’s business, including rules relating to software revenue recognition, purchase and pooling-of-interests accounting for business combinations, the valuation of in-process research and development, employee stock purchase plans, and stock option grants have recently been revised or are under review by one or more groups. Changes to these rules, or the questioning of current practices, may have a significant adverse effect on the Company’s reported financial results or in the way in which the Company conducts its business.

    Due to the factors noted above, as well as the Year 2000 issues noted below, the Company’s future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have, and has had in the past, an immediate and significant adverse effect on the trading price of the Company’s common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company’s common stock. Finally, the Company participates in a highly dynamic industry. In addition to factors specific to the Company, changes in analysts’ earnings estimates for the Company or its industry, and factors affecting the corporate environment, the Company’s industry or the securities markets in general will often result in significant volatility of the Company’s common stock price.

“Year 2000” Issues

    The Company is addressing a broad range of issues associated with the programming code in existing computer systems as the year 2000 approaches. The “Year 2000” problem is complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates risk for the Company from unforeseen problems in its products or its own computer and embedded systems and from third parties with whom the Company deals on financial and other transactions worldwide. Failure of the Company’s and/or third parties’ computer systems or Year 2000 defects in the Company’s products could have a material impact on the Company’s ability to conduct its business.

    The Company has commenced a phased program to inventory, assess, remediate, test, implement, and develop contingency plans for all mission-critical applications and products potentially affected by the Year 2000 issue (the “Y2K Program”). To accelerate overall completion, activities in each phase are often concurrent rather than serial, but all phases, except developing contingency plans, are expected to be substantially completed by mid-1999. Additionally, the Company has opened a dedicated Year 2000 test laboratory for both internal business process and product testing. All Company business groups are involved in the Y2K Program efforts.

     The Company has identified three potential areas of impact for review: (1) the software and systems, including embedded systems, used in the Company’s internal business processes; (2) third-party vendors, manufacturers and suppliers, and (3) the Company’s software products offered to customers. The Company’s current estimate of the aggregate costs to be incurred for the Y2K Program is approximately $3.0 million, which is expected to be funded from operating cash flows. If the Company encounters significant unforeseen Year 2000 problems, either in its products or internal business systems or in relation to third party vendors, manufacturers or suppliers, actual costs could materially exceed this estimate.

    Internal business processes. The Company has substantially completed its inventory of Year 2000 impacted software, assessing its centralized computer and embedded systems to identify any potential Year 2000 issues, and remediating any identified issues. The Company’s financial information systems include an SAP system recently implemented in the United States, Japan, Asia Pacific, and Latin America, and an Oracle system in Europe that has recently been upgraded to a recent version. SAP and Oracle have informed the Company, and the Company believes, that these systems are Year 2000 compliant. The Company has substantially completed a number of projects to replace or upgrade hardware and software that are known to be Year 2000 non-compliant. The Company currently expects to complete the remaining mediation, validation and implementation of its centralized computer and embedded systems by September 1999. In addition, in order to protect against the acquisition of additional products that may not be Year 2000 ready, the Company has implemented a policy requiring Year 2000 review of products sold or licensed to the Company prior to their acquisition. However, if implementation of replacement or upgraded systems or software is delayed, or if significant new non-compliance issues are identified, the Company’s results of operations or financial condition could be materially adversely affected.

     Third-party vendors, manufacturers and suppliers. The Company is also in the process of contacting its critical suppliers, manufacturers, distributors and other vendors to determine that their operations and the products and services that they provide to the Company are Year 2000 compliant. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans. However, such failures, including failures of any contingency plan, remain a possibility and could have a materially adverse impact on the Company’s results of operations or financial condition.

    Products. In addition, the Year 2000 issue could affect the products that the Company licenses. The Company is continuing to test its products and gather information about Company technologies and products affected by the Year 2000 transition. Current information about the Company’s products is available on the Company’s Year 2000 Web site (www.adobe.com/newsfeatures/year2000). Information on the Company’s Web site is provided to customers for the sole purpose of assisting in planning for the transition to the Year 2000. Such information is the most currently available concerning the Company’s products and is provided “as is” without warranty of any kind. There can be no assurance that the Company’s current products do not contain undetected errors or defects associated with Year 2000 that may result in material costs to the Company.

    Contingency plans. The Company is in the process of developing contingency plans to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations, including operations under the control of third parties. Additionally, the most reasonably likely worst-case scenario has not yet been clearly identified. Development of such contingency plans is expected to be completed by September 1999. There can be no assurance that the Company will be able to develop contingency plans that will adequately address all Year 2000 issues that may arise.

    Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it, and the impact and cost of such litigation is therefore not estimable. The impact of the Year 2000 on future Company revenue is difficult to discern but is a risk to be considered in evaluating future growth of the Company. Any costs associated with potential Year 2000 litigation exposure are not included in the total cost estimate above.

Recent Accounting Pronouncements

    In June 1997, the FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and in June 1998, issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In May 1999, the FASB amended SFAS No. 133 to defer its effective date. The Company will implement SFAS 133 in its fiscal year 2001. Also, in December 1998, the AICPA issued SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Readers can refer to the “Recent Accounting Pronouncements” section of the Company’s 1998 Annual Report on Form 10-K for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

	June 4	November 27
	1999	1998	Change
	(Dollars in millions)
Cash, cash equivalents and
short-term investments	$326.5	$272.5	19.8%

Working capital	$232.3	$205.0	13.3%

Stockholders’ equity	$574.6	$516.4	11.3%

    The Company’s cash, cash equivalents and short-term investments, consisting principally of municipal bonds and United States government and government agency securities, increased $54.0 million, or 19.8%, during the first six months of fiscal 1999 primarily due to cash generated from operations of $143.3 million and proceeds from the issuance of treasury stock of $80.4 million, related to the exercise of employee stock options. These factors were partially offset by the purchase of treasury stock totaling $145.3 million, the purchase of the assets of GoLive Systems, Inc. for $31.0 million, capital expenditures of $17.7 million, and the payment of dividends totaling $6.1 million.

    All of the Company’s cash equivalents and short-term investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.

    In September 1997, the Company’s Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 15.0 million shares of the Company’s common stock over a two-year period. The Company repurchased approximately 0.8 million shares in the first quarter of fiscal 1999 and 10.1 million shares in fiscal 1998, at a cost of $30.5 million and $362.4 million, respectively. This program was completed during the first quarter of fiscal 1999.

    In April 1999, the Company’s Board of Directors authorized, subject to certain business and market conditions, the purchase of up to an additional 5.0 million shares of the Company’s common stock over a two-year period. This new stock repurchase program was in addition to an existing program whereby the Company has been authorized to repurchase shares to offset issuances under employee stock option and stock purchase plans. No purchases have been made under the 5.0 million share repurchase program.

    Under the Company’s existing plan to repurchase shares to offset issuances under employee stock plans, the Company repurchased approximately 2.1 million shares in fiscal 1999 and 0.4 million shares in fiscal 1998, at a cost of $114.8 million and $16.8 million, respectively.

    To facilitate the Company’s stock repurchase programs, the Company sold put warrants to independent third parties. Each warrant entitles the holder to sell one share of Adobe’s common stock to the Company at a specified price. On June 4, 1999, put warrants to sell approximately 222,100 shares of the Company’s common stock were outstanding that expire on various dates through July 1999 with an average exercise price of $41.26 per share. Under these put warrant arrangements, the Company, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and market value at the date of exercise; therefore the put warrants do not result in a liability on the balance sheet.

    In addition, the Company purchased call options from independent third parties that entitle the Company to buy its common stock on certain dates at specified prices. On June 4, 1999, call options to purchase approximately 120,200 shares of the Company’s common stock were outstanding that expire on various dates through July 1999 with an average exercise price of $44.61 per share.

    The Board of Directors of the Company declared two cash dividends on the Company’s common stock of $.05 per common share, one for each of the first and second quarters of 1999. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon business conditions, results of operations, the financial condition of the Company and other factors.

    The Company’s principal commitments as of June 4, 1999 consisted of obligations under operating leases, venture investing activities, real estate development agreements, and various service agreements. These arrangements are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended November 27, 1998.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company’s market risk disclosures set forth in Item 7a of its Annual Report on Form 10-K for the year ended November 27, 1998 have not changed significantly.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On April 17, 1997, a derivative action was filed in the Superior Court of the State of California, County of Santa Clara, against the current members of Adobe’s Board of Directors and Paul Brainerd, a former member of the Board. The suit was filed by a stockholder purporting to assert on behalf of the Company claims for alleged breach of the Directors’ fiduciary duty and mismanagement related to the Company’s acquisition of Frame in October 1995. The Court granted Adobe’s demurrer to the suit, with leave to amend for the plaintiff. In January 1998, the plaintiff filed an amended complaint making substantially the same claims but not including Mr. Brainerd. In March 1998, Adobe filed a demurrer to the amended complaint, which was overruled by the trial court in May 1998. In June 1998, Adobe filed a writ petition with the California Court of Appeals for review of the trial court’s decision, which was denied. In July 1998, Adobe filed a petition for review of the Court of Appeals’ refusal to grant the writ with the Supreme Court of California, which was denied in September 1998. On April 15, 1999, this action was dismissed with prejudice without any payment by the Board members or Adobe to the plaintiff or counsel for the plaintiff.

    On February 6, 1996, a securities class action complaint was filed against Adobe, certain of its officers and directors, certain former officers of Adobe and Frame Technology Corporation (“Frame”), Hambrecht & Quist, LLP (“H&Q”), investment banker for Frame, and certain H&Q employees, in connection with the drop in the price of Adobe stock following its announcement of financial results for the quarter ended December 1, 1995. The complaint was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that the defendants misrepresented material adverse information regarding Adobe and Frame and engaged in a scheme to defraud investors. The complaint seeks unspecified damages for alleged violations of California law. Adobe believes that the allegations against it and its officers and directors are without merit and intends to vigorously defend the lawsuit. The case is currently in the discovery phase.

    On October 29, 1998, Heidelberger Druckmaschinen AG, a German company, filed a complaint alleging that Adobe is using Heidelberger’s US patent number 4,393,399 for the partial electronic retouching of colors. The complaint was filed in the United States District Court for the District of Delaware, and seeks a permanent injunction and unspecified damages. Adobe believes that the allegations against it are without merit and intends to vigorously defend the lawsuit.

    Management believes that the ultimate resolution of these matters will not have a material impact on the Company’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on April 15, 1999.

A proposal to elect three (3) Class II Directors of the Company to serve for a one-year term expiring at the Annual Meeting of Stockholders in 2000 was approved by the stockholders. The nominees received the following votes:

Name	Votes For	Votes Withheld
Charles M. Geschke	54,874,195	362,761
William R. Hambrecht	54,878,051	695,095
Delbert W. Yocum	54,660,484	13,110

    Introduced was a proposal to approve the amendment of the Company’s 1997 Employee Stock Purchase Plan, including an increase of 2,500,000 in the number of shares reserved for issuance under the Amended 1997 Employee Stock Purchase Plan. This proposal was approved with the following votes:

For:	46,538,347
Against:	7,653,250
Withheld:	181,759
Non-votes:	863,600

    In addition, stockholders ratified the appointment of KPMG LLP as independent public accountants of the Company for the fiscal year ending December 3, 1999. This proposal received the following votes:

For:	55,096,324
Against:	22,429
Withheld:	118,203

    Abstentions and broker non-votes were each included in the determination of the number of shares represented at the meeting for purposes of determining the presence of a quorum at the Company’s Annual Meeting of Stockholders. Each was tabulated separately. Abstentions and broker non-votes were not counted for purposes of determining the number of votes cast for a proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	The Registrant’s (as successor in-interest to AdobeSystems (Delaware) Incorporated by virtue of a reincorporation effective 5/30/97) Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/9/97.	10-Q	05/30/97	3.1
3.2.10	Amended and Restated Bylaws as currently in effect.	8-K	9/3/98	3.2

3.3	Certificate of Designation of the Series A Preferred Stock	10-K	05/30/97	2.1
3.4	Agreement and Plan of Merger effective 5/30/97 (by virtue of a reincorporation), by and between Adobe Systems Incorporated, a California corporation and Adobe Systems (Delaware) Incorporated, a Delaware corporation.	10-Q	05/30/97	2.1

4.1	Third Amended and Restated Rights Agreement between the Company and Harris Trust Company of California	8-K	12/15/98	1

10.1.6	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6

10.21.3	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.24.1	1994 Performance and Restricted Stock Plan*	S-8	07/27/94	10.24.1

10.24.2	Amended 1994 Performanceand Restricted Stock Plan*	10-Q	05/29/98	10.24.1

10.25.0	Form of Indemnity Agreement*	10-K	11/30/90	10.17.2
10.25.1	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.32	Sublease of the Land and Lease of the Improvements By and Between Sumitomo Bank Leasing and Finance Inc. and Adobe Systems Incorporated (Phase 1)	10-K	11/25/94	10.32
10.36	1996 Outside Directors Stock Option Plan*	10-Q	05/31/96	10.36
10.37	Confidential Resignation Agreement*	10-Q	05/31/96	10.37
10.38	Sublease of the Land and Lease of the Improvements By and Between Sumitomo Bank Leasing and Finance Inc. and Adobe Systems Incorporated (Phase 2)	10-Q	08/30/96	10.38
10.39	1997 Employee Stock Purchase Plan, *	S-8	05/30/97	10.39

10.40	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40

10.41	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	05/30/97	10.41

10.42	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*

		10-Q	8/28/98	10.42
10.43	Resignation Agreement*	10-K	11/28/97	10.43
10.44	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.45	Confidential Executive Resignation Agreement And General Release of Claims*

		10-Q	8/28/98	10.45

10.46	Confidential Executive Resignation Agreement And General Release of Claims*

		10-Q	8/28/98	10.46
10.47	Confidential Executive Resignation Agreement And General Release of Claims*

		10-Q	8/28/98	10.47
10.48	Letter of Release and Waiver*
		10-K	11/27/98	10.48
10.49	Confidential Executive Resignation Agreement And General Release of Claims*

		10-Q	3/5/99	10.49
10.50	Confidential Executive Separation Agreement And General Release of Claims*

					X
10.51	Amended 1997 Employee Stock Purchase Plan*
		S-8	6/21/99
10.52	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*

					X
21	Subsidiaries of theRegistrant	10-K	11/27/98	21

27.1	Financial Data Schedule				X
27.2	Financial Data Schedule				X

    *Compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED

By	/s/ Harold L. Covert
Harold L. Covert, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: July 15, 1999

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

Adobe
Adobe Dynamic Media Studio
Adobe PhotoDeluxe
Adobe Premiere
Acrobat
After Effects
Extreme
GoLive
Illustrator
ImageReady
PageMaker
Photoshop
PostScript
PrintGear

    All other brand or product names are trademarks or registered trademarks of their respective holders.