Form 10-Q
period 1999-09-03
ADOBE SYSTEMS INC
filed 1999-10-15
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 3, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file Number: 0-15175

ADOBE SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0019522 (I.R.S. Employer Identification No.)
345 Park Avenue, San Jose, California (Address of principal executive offices)	95110-2704 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding October 1, 1999
Common stock, $0.0001 par value	60,098,712

TABLE OF CONTENTS

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Income Three Months Ended September 3, 1999 and August 28, 1998 and Nine Months Ended September 3, 1999 and August 28, 1998	3
	Condensed Consolidated Balance Sheets September 3, 1999 and November 27, 1998	4
	Condensed Consolidated Statements of Cash Flows Nine Months Ended September 3, 1999 and August 28, 1998	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities and Use of Proceeds	29
Item 6.	Exhibits and Reports on Form 8-K	30
Signature		32
Summary of Trademarks		33
EXHIBITS
Exhibit 27.1	Financial Data Schedule
Exhibit 27.2	Financial Data Schedule

PART I—FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 3 1999	August 28 1998	September 3 1999	August 28 1998

Revenue:
Licensing	$30,151	$40,825	$104,416	$125,132
Application products	230,725	182,107	629,248	522,923

Total revenue	260,876	222,932	733,664	648,055
Direct costs	24,267	23,369	70,470	76,742

Gross margin	236,609	199,563	663,194	571,313

Operating expenses:
Research and development	48,023	48,979	140,550	141,731
Sales and marketing	84,864	84,125	242,826	240,749
General and administrative	27,354	34,619	82,136	97,512
Restructuring and other charges	4,417	37,940	19,757	38,505

Total operating expenses	164,658	205,663	485,269	518,497

Operating income (loss)	71,951	(6,100)	177,925	52,816

Nonoperating income, net:
Investment gain	13,151	215	27,145	12,489
Interest and other income	4,926	6,127	16,065	22,217

Total nonoperating income, net	18,077	6,342	43,210	34,706

Income before income taxes	90,028	242	221,135	87,522
Provision for income taxes	32,873	90	80,743	32,646

Net income	$57,155	$152	$140,392	$54,876

Basic net income per share*	$.94	$—	$2.31	$.82

Shares used in computing basic net income per share*	60,948	67,278	60,672	67,271

Diluted net income per share*	$.88	$—	$2.18	$.80

Shares used in computing diluted net income per share*	64,829	68,412	64,479	68,850

*
Does not reflect the effect of the two-for-one stock split in the form of a stock dividend effective October 26, 1999.

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 3 1999	November 27 1998
ASSETS
Current assets:
Cash and cash equivalents	$145,834	$110,871
Short-term investments	335,133	161,676
Receivables, net of allowances of $7,957 and $6,399, respectively	133,674	141,180
Deferred income taxes	20,567	32,028
Other current assets	12,052	10,190

Total current assets	647,260	455,945
Property and equipment	99,020	93,887
Deferred income taxes	—	16,647
Restricted funds and security deposits	—	130,260
Other assets	92,167	70,592

	$838,447	$767,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$34,205	$48,681
Accrued expenses	142,245	117,539
Accrued restructuring charges	12,112	8,867
Income taxes payable	43,316	64,546
Deferred revenue	19,216	11,333

Total current liabilities	251,094	250,966

Deferred income taxes	8,986	—

Stockholders' equity:
Common stock, $0.0001 par value; Authorized: 200,000 shares; Outstanding: 60,650* and 60,857* shares in 1999 and 1998, respectively; and additional paid-in capital	363,014	306,859
Retained earnings	804,981	732,730
Accumulated other comprehensive income	45,415	(1,879)
Treasury stock, at cost (13,415* and 13,050* shares in 1999 and 1998, respectively), net of reissuances	(635,043)	(521,345)

Total stockholders' equity	578,367	516,365

	$838,447	$767,331

*
Does not reflect the effect of the two-for-one stock split in the form of a stock dividend effective October 26, 1999.

See accompanying Notes to Condensed Consolidated Financial Statements

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 3 1999	August 28 1998

Cash flows from operating activities:
Net income	$140,392	$54,876
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	2,277	2,094
Depreciation and amortization	39,569	44,974
Deferred income taxes	37,094	(2,811)
Tax benefit from employee stock plans	53,910	8,955
Equity in net gain of Adobe Incentive Partners	(36,594)	(12,327)
Non-cash restructuring and other charges	3,712	9,337
Changes in operating assets and liabilities:
Receivables	7,506	16,404
Other current assets	(1,862)	7,495
Trade and other payables	(16,284)	(10,452)
Accrued expenses	20,594	14,448
Accrued restructuring charges	(467)	19,329
Income taxes payable	(21,230)	(4,941)
Deferred revenue	7,883	(2,682)

Net cash provided by operating activities	236,500	144,699

Cash flows from investing activities:
Purchases of short-term investments	(180,770)	(871,465)
Maturities and sales of short-term investments	101,987	845,905
Proceeds from the release of restricted funds	130,260	—
Acquisitions of property and equipment	(30,151)	(52,713)
Additions to other assets	(20,269)	(43,972)
Proceeds from the sale of equity investments	10,936	—
Acquisitions, net of cash acquired	(31,000)	(3,544)

Net cash used for investing activities	(19,007)	(125,789)

Cash flows from financing activities:
Purchase of treasury stock	(303,555)	(141,409)
Proceeds from reissuance of treasury stock	129,898	49,081
Proceeds from sale of put warrants	978	2,768
Payment of dividends	(9,222)	(12,998)

Net cash used for financing activities	(181,901)	(102,558)

Effect of foreign currency exchange rates on cash and cash equivalents	(629)	(133)

Net increase (decrease) in cash and cash equivalents	34,963	(83,781)
Cash and cash equivalents at beginning of period	110,871	267,576

Cash and cash equivalents at end of period	$145,834	$183,795

Supplemental disclosures:
Cash paid during the period for income taxes	$33,184	$19,579

Noncash investing and financing activities:
Unrealized gains on available-for-sale securities, net of taxes	$47,923	$3,351

Adjustments related to the reissuance of treasury stock	$47,923	$—

Dividends declared but not paid	$3,093	$7,197

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Note 1.  Significant Accounting Policies

  Basis of Presentation

    The accompanying interim condensed consolidated financial statements of Adobe Systems Incorporated ("Adobe" or the "Company") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended November 27, 1998. The interim financial information is unaudited but reflects all normal adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets and condensed consolidated statements of income and cash flows for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-K for the year ended November 27, 1998.

    The results of operations for the interim period ended September 3, 1999, are not necessarily indicative of the results to be expected for the full year.

  Revenue Recognition

    During the first quarter of fiscal 1999, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition." The Company modified certain aspects of its business model such that the impact of SOP 97-2 was not significant.

  Recent Accounting Pronouncements

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and in June 1998, issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB amended SFAS No. 133 to defer its effective date. The Company will implement SFAS 133 in its fiscal year 2001. Also, in December 1998, the AICPA issued SOP 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Readers can refer to the "Recent Accounting Pronouncements" section of the Company's 1998 Annual Report on Form 10-K for further discussion.

  Reclassifications

    Certain reclassifications were made to the fiscal 1998 consolidated financial statements to conform to the fiscal 1999 presentation, including certain reclassifications within operating expenses and between operating expenses and direct costs that were made to enable management to better analyze financial results. These reclassifications did not impact total operating profit for the third quarter and first nine months of fiscal 1998.

  Stock Dividend

    On September 16, 1999, the Company's Board of Directors approved a two-for-one stock split, in the form of a stock dividend, of the Company's common stock that was applicable to stockholders of record on October 4, 1999 and will be effective on October 26, 1999. Share and per-share data have not been adjusted to give effect to this stock split.

Note 2.  Other Assets

    Other assets consisted of the following:

	September 3 1999	November 27 1998
Equity investments	$51,162	$56,332
Goodwill	26,442	3,190
Purchased technology and licensing agreements	17,505	3,502
Miscellaneous other assets	27,898	24,337

	123,007	87,361
Less accumulated amortization	30,840	16,769

	$92,167	$70,592

Note 3.  Accrued Expenses

    Accrued expenses consisted of the following:

	September 3 1999	November 27 1998
Accrued compensation and benefits	$52,554	$41,592
Sales and marketing allowances	13,516	13,439
Other	76,175	62,508

	$142,245	$117,539

Note 4.  Restructuring and Other Charges

  Fiscal 1999 Restructuring Program

    In the second quarter of fiscal 1999, the Company began the implementation of a Board approved restructuring program to further enhance the Company's operating model by improving productivity and efficiencies throughout the Company. The restructuring program was completed in the third quarter of fiscal 1999. As part of the restructuring program, the Company implemented a reduction in force of 216 positions, of which two were executive positions. The reduction in force primarily affected its European headquarters in Edinburgh, Scotland and its North American headquarters in San Jose, California. In addition to severance and related charges associated with the reduction in force, the restructuring program included charges for vacating leased facilities. These restructuring actions in the second and third quarter of fiscal 1999 resulted in total charges of $17.6 million, of which approximately $0.1 million were non-cash charges. Of the $17.6 million in total charges, $10.7 million remains accrued at September 3, 1999.

    In the third quarter of fiscal 1999, the Company revised its estimate of the total costs associated with the program described above resulting in an adjustment to the second-quarter restructuring accrual of approximately $2.5 million. Approximately $2.3 million of the adjustment reflects lower than estimated severance and related charges primarily attributable to employees impacted by the restructuring who were able to find alternative employment within the Company. The remaining adjustment was due to lower than expected charges related to vacating leased facilities.

    The following table depicts the restructuring activity through September 3, 1999:

	Accrued Balance at November 27 1998	Total Charges (Credits)	Cash Payments	Write- downs	Adjustments	Accrued Balance at June 4 1999
Severance and related charges	$—	$14,641	$(3,487)	$—	$(2,256)	$8,898
Lease termination costs	—	2,545	(694)	—	(272)	1,579
Impairment of leasehold improvements at vacated facilities	—	132	—	(132)	—	—
Other charges	—	259	(6)	—	—	253

	—	17,577	(4,187)	(132)	(2,528)	10,730
Accrual related to previous restructurings	8,867	—	(6,169)	—	(1,316)	1,382

	$8,867	$17,577	$(10,356)	$(132)	$(3,844)	$12,112

    Severance and related charges include involuntary termination and COBRA benefits, outplacement costs, and payroll taxes for 216 employees, or 8% of the worldwide workforce. The terminations were in the following areas: 42 in research and development, 117 in sales and marketing, and 57 in general and administrative.

    The reduction in force within research and development consisted of employees in the Company's Printing Solutions business in San Jose, California and was implemented in order to realign product development expense with the Company's operating targets. The majority of these terminations were completed by August 31, 1999, and the remaining termination benefits will be paid through the first quarter of fiscal 2000.

    The phasing out of the European headquarters in Edinburgh, Scotland was implemented to reduce redundancies within the organization and resulted in a reduction in force of 48 general and administrative staff and 43 sales and marketing staff. The closure of the European headquarters will be completed by December 31, 1999, and all termination benefits will be paid through the first quarter of fiscal 2000.

    The remaining terminations in the sales and marketing organization were primarily due to the centralization of the North America sales and marketing organization. The remaining general and administrative reductions were due to the elimination of redundancies throughout the organization. The majority of these terminations were completed by June 30, 1999, and the termination benefits will be paid through the fourth quarter of fiscal 1999.

    Lease termination costs of $2.5 million include remaining lease liabilities, brokerage fees, restoration charges and legal fees offset by estimated sublease income related to facilities in the United States, Australia, Scotland, and Japan that will be vacated as part of the restructuring program. The facilities will be vacated as a result of the elimination of staff and organizational decisions associated with the centralization of certain activities in San Jose, California. As of September 3, 1999, $1.6 million of lease termination costs, net of sublease income, remains accrued and is expected to be utilized through the second quarter of fiscal 2000.

    Charges related to the impairment of leasehold improvements at vacated facilities of $0.1 million included the write-down of the net book value of leasehold improvements, furniture, and equipment used in the vacated facilities. These assets were written down in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The leasehold improvements, furniture, and equipment specifically identified under the restructuring program as assets to be disposed of would have no future benefit to the Company as these assets would not enhance the Company's ability to sublease the facilities. Therefore, in accordance with SFAS No. 121, the leasehold improvements, furniture, and equipment were reported at the lower of the carrying amount or fair value less costs to sell, which was zero. The related facility was vacated at the end of the third quarter of fiscal 1999.

    Other charges of $0.3 million include legal and accounting fees incurred in Edinburgh and North America associated with employee terminations as part of the reduction in force. The remaining accrual balance as of September 3, 1999 is expected to be paid by the fourth quarter of fiscal 1999.

  Previously Announced Restructuring Programs

    As of September 3, 1999, approximately $1.4 million in accrued restructuring costs remains related to the Company's previously announced restructuring programs. This balance is comprised of $0.8 million related to the Company's restructuring program that was implemented in the third quarter of fiscal 1998, and $0.6 million related to lease termination costs resulting from the merger with Frame Technology Corporation ("Frame") in fiscal 1995. The $0.8 million accrual related to the fiscal 1998 restructuring program consists of $0.3 million in severance and related charges and $0.1 million in lease termination costs, both of which are expected to be paid by the fourth quarter of fiscal 1999. The remaining accrual of $0.4 million relates to cancelled contracts, and is expected to be paid by the first quarter of fiscal 2000. Cash payments for the nine months ended September 3, 1999 were $0.7 million, $3.6 million, and $0.4 million for severance and related charges, lease termination costs, and cancelled contracts costs, respectively.

    In the third quarter of fiscal 1999, the Company recorded an adjustment to the accrual balance of approximately $1.3 million related to the Company's previously announced restructuring programs. The adjustment consisted of $0.4 million related to estimated lease termination costs and $0.3 million related to other estimated charges as a result of the Company's fiscal 1998 restructuring program. Additionally, the restructuring accrual established for lease payments related to idle facilities in Europe as a result of the fiscal 1994 merger with Aldus Corporation ("Aldus") was reduced by $0.6 million in the third quarter of fiscal 1999 due to the Company's success in terminating the associated lease with the lessor earlier than the contract term. As of September 3, 1999, no accrual balance remains related to the fiscal 1994 merger with Aldus.

  Other Charges

    During the third quarter of fiscal 1999, the Company recorded other charges of $6.0 million that were unusual in nature. These charges included $2.0 million associated with the cancellation of a contract and $1.2 million for accelerated depreciation related to the adjustment of the useful life of certain assets as a result of decisions made by management as part of the restructuring program. Additionally, the Company incurred a non-recurring compensation charge totaling $2.6 million for a terminated employee, and incurred consulting fees of $0.2 million to assist in the restructuring of the Company's operations.

Note 5.  Stockholders' Equity

  Stock Repurchase Programs

    In September 1997, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 15.0 million shares of the Company's common stock over a two-year period. Under this program, the Company repurchased approximately 0.8 million shares in the first quarter of fiscal 1999, 10.1 million shares in fiscal 1998, and 4.1 million shares in fiscal 1997, at a cost of $30.5 million, $362.4 million, and $188.6 million, respectively. This program was completed during the first quarter of fiscal 1999.

    In April 1999, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to an additional 5.0 million shares of the Company's common stock over a two-year period. This new stock repurchase program was in addition to an existing program whereby the Company has been authorized to repurchase shares to offset issuances under employee stock option and stock purchase plans. No purchases have been made under the 5.0 million share repurchase program.

    Under the Company's existing plan to repurchase shares to offset issuances under employee stock plans, the Company repurchased approximately 4.0 million shares in fiscal 1999 and 0.4 million shares in fiscal 1998, at a cost of $273.1 million and $16.8 million, respectively.

  Put Warrants and Call Options

    To facilitate the Company's stock repurchase programs, the Company sold put warrants to independent third parties. Each warrant entitles the holder to sell one share of Adobe's common stock to the Company at a specified price. On September 3, 1999, put warrants to sell approximately 888,800 shares of the Company's common stock were outstanding that expire on various dates through January 2000 with an average exercise price of $80.33 per share. Under these put warrant arrangements, the Company, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and market value at the date of exercise; therefore, the put warrants do not result in a liability on the balance sheet.

    In addition, the Company purchased call options from independent third parties that entitle the Company to buy its common stock on certain dates at specified prices. On September 3, 1999, call options to purchase approximately 440,000 shares of the Company's common stock were outstanding that expire on various dates through January 2000 with an average exercise price of $86.84 per share.

Note 6.  Comprehensive Income

    The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended		Nine Months Ended
	September 3 1999	August 28 1998	September 3 1999	August 28 1998
Net income	$57,155	$152	$140,392	$54,876
Change in unrealized gains (losses) on investments:
Unrealized gains arising during the period	36,748	596	59,667	10,488
Less: reclassification adjustment for gains realized in net income	(10,183)	(202)	(11,744)	(13,203)

Net change in unrealized gains (losses), net of taxes	26,565	394	47,923	(2,715)

Change in cumulative translation adjustment	(204)	520	(629)	(133)

Total comprehensive income, net of taxes	$83,516	$1,066	$187,686	$52,028

Note 7.  Net Income per Share

	Three Months Ended		Nine Months Ended
	September 3 1999	August 28 1998	September 3 1999	August 28 1998

Net income	$57,155	$152	$140,392	$54,876

Shares used to compute basic net income per share (weighted average shares outstanding during the period)	60,948	67,278	60,672	67,271
Dilutive common equivalent shares:
Unvested restricted stock	265	67	265	67
Put warrants	—	199	17	29
Stock options	3,616	868	3,525	1,483

Shares used to compute diluted net income per share	64,829	68,412	64,479	68,850

Basic net income per share	$.94	$—	$2.31	$.82

Diluted net income per share	$.88	$—	$2.18	$.80

    Share and per share data presented do not reflect the two-for-one stock split, in the form of a stock dividend, effective October 26, 1999.

Note 8.  Commitments and Contingencies

    In August 1999, the Company entered into a $200,000,000 unsecured revolving line of credit with a group of 15 banks for general corporate purposes, subject to certain financial covenants. One-half of the facility expires in August 2000, the other $100,000,000 expires in August 2002. Outstanding balances accrue interest at LIBOR plus a margin that is based on the financial ratios of the Company. There were no outstanding balances on the credit facility as of September 3, 1999. In addition, as of September 3, 1999, the Company was in compliance with all financial covenants.

    In August 1999, the Company restructured its current lease agreements for its corporate headquarters in San Jose, California. The amended and restated agreement replaces the two prior lease agreements entered into in 1996 and 1998. The lease is for a period of five years and is subject to standard covenants including financial ratios. The Company has an option to purchase the buildings at any time during the term for an amount equal to the total investment of the lessor. At the end of the lease term, the Company may exercise the purchase option or, with the mutual agreement of the lessor, renew the term of the lease. In addition to these possibilities, at the end of the term, the Company may elect to have the buildings sold to an unrelated third party. In such case, the Company is obligated to use its best efforts to arrange for such a sale and is obligated to pay the lessor the difference between the total investment in the buildings and the net sales proceeds; provided, however, that in no event would the Company be required to pay more than a maximum guaranteed residual amount as set forth in the lease. In the event of a default by the Company, during the term of the lease, the lessor could require the Company to purchase the buildings for an amount equal to the Company's option purchase price. As of September 3, 1999, the Company was in compliance with all financial covenants.

    Under the terms of the line of credit and the lease agreements, the Company may pay cash dividends unless an event of default has occurred or it does not meet certain financial ratios.

Note 9.  Acquisitions

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

    In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors that may affect future results of operations." Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the additional Quarterly Reports on Form 10-Q to be filed by the Company in 1999. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

     Overview

    Founded in 1982, Adobe Systems Incorporated ("Adobe" or the "Company") is a provider of graphic design, publishing, and imaging software for Web and print production. The Company builds award-winning software solutions for Web and graphic designers, professional publishers, document-intensive organizations, business users, and consumers. Adobe's products enable customers to create, publish, and deliver visually rich images and documents across virtually all print and electronic media. The Company distributes its products through a network of original equipment manufacturer ("OEM") customers, distributors and dealers, and value-added resellers ("VARs") and system integrators, and has operations in North America, Europe, Japan, Asia Pacific, and Latin America.

    The following table sets forth for the three and nine month periods ended September 3, 1999 and August 28, 1998, the Company's condensed consolidated statements of income expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 3 1999	August 28 1998	September 3 1999	August 28 1998
Revenue:
Licensing	11.6%	18.3%	14.2%	19.3%
Application products	88.4	81.7	85.8	80.7

Total revenue	100.0	100.0	100.0	100.0
Direct costs	9.3	10.5	9.6	11.8

Gross margin	90.7	89.5	90.4	88.2

Operating expenses:
Research and development	18.4	22.0	19.2	21.9
Sales and marketing	32.5	37.7	33.1	37.2
General and administrative	10.5	15.5	11.2	15.1
Restructuring and other charges	1.7	17.0	2.7	5.9

Total operating expenses	63.1	92.2	66.2	80.1

Operating income (loss)	27.6	(2.7)	24.2	8.1

Nonoperating income, net:
Investment gain	5.0	0.1	3.7	1.9
Interest and other income	1.9	2.7	2.2	3.5

Total nonoperating income, net	6.9	2.8	5.9	5.4

Income before income taxes	34.5	0.1	30.1	13.5
Provision for income taxes	12.6	—	11.0	5.0

Net income	21.9%	0.1%	19.1%	8.5%

Revenue

	September 3 1999	August 28 1998	Change
	(Dollars in millions)
Three months ended:
Total revenue	$260.9	$222.9	17.0%
Nine months ended:
Total revenue	$733.7	$648.1	13.2%

    For the third quarter and first nine months of fiscal 1999, revenue increased as a result of new application products and upgrades and an improvement in the Company's Japanese operation. These increases were partially offset by a decline in licensing revenue.

Licensing revenue:

	September 3 1999	August 28 1998	Change
	(Dollars in millions)
Three months ended:
Licensing revenue	$30.2	$40.8	(26.1)%
Percentage of total revenue	11.6%	18.3%
Nine months ended:
Licensing revenue	$104.4	$125.1	(16.6)%
Percentage of total revenue	14.2%	19.3%

    Licensing revenue is made up of royalties received from OEM customers who ship products containing Adobe's PostScript technology, including PostScript 3, PrintGear, and Extreme.

    Licensing revenue decreased in the third quarter and first nine months of fiscal 1999 compared to the same periods last year primarily due to the ongoing weakness in the monochrome laser printer and Japanese personal computer and printer markets. In addition, licensing revenue declined due to the loss of royalty revenue from Hewlett-Packard Company's ("HP") desktop monochrome laser printer division, which has been incorporating a clone version of Adobe PostScript software into its products since the fall of 1997.

    The Company continues to be cautious about licensing revenue because of weakness in the monochrome laser printer segment, Japanese market conditions, and the uncertain timing of OEM customer introductions of products incorporating Adobe's latest technologies. Excluding shrinkwrap printing technology products, the Company anticipates that its traditional OEM PostScript licensing revenue will continue to decline in fiscal 2000.

Application products revenue:

	September 3 1999	August 28 1998	Change
	(Dollars in millions)
Three months ended:
Application products revenue	$230.7	$182.1	26.7%
Percentage of total revenue	88.4%	81.7%
Nine months ended:
Application products revenue	$629.2	$522.9	20.3%
Percentage of total revenue	85.8%	80.7%

    Application products revenue is derived predominantly from shipments of application software programs marketed through retail, OEM, and VAR distribution channels.

    During the third quarter and first nine months of fiscal 1999, application products revenue was higher than that of the same periods last year due to the release of a number of new products and upgrades of existing products. The release of Acrobat 4.0 in the first half of fiscal 1999, and the introduction of the Company's product collections, including Adobe Publishing Collection, Adobe DynamicMedia Collection, Adobe Web Collection, and Adobe Design Collection, were the primary factors contributing to the overall revenue growth. The Company also benefited from revenue related to the release in the third quarter of fiscal 1999 of Photoshop 5.5, as well as revenue related to the recent releases of After Effects 4.1 and Adobe Type Manager Deluxe 4.5 in the first half of fiscal 1999, and Illustrator 8.0, released in the fourth quarter of fiscal 1998.

    In addition, the increase in application products revenue was due in part to the shipment of two new products: GoLive 4.0, the Company's new professional web design and publishing software, which was released in the first half of fiscal 1999, and InDesign, the Company's new page-layout application software, which was released in the third quarter of fiscal 1999.

    The increased revenue generated by these newly released products and upgrades was partially offset by the following factors: a decline in revenue from Framemaker and PageMaker which are late in the life cycle of the current versions of the products, and the absence of revenue from businesses divested in the third quarter of fiscal 1998, totaling $6.6 million and $20.1 million in the third quarter and first nine months of fiscal 1998, respectively.

Direct costs

	September 3 1999	August 28 1998	Change
	(Dollars in millions)
Three months ended:
Direct costs	$24.3	$23.4	3.8%
Percentage of total revenue	9.3%	10.5%
Nine months ended:
Direct costs	$70.5	$76.7	(8.2)%
Percentage of total revenue	9.6%	11.8%

    Certain reclassifications that affected both direct costs and operating expenses were made to the fiscal 1998 consolidated statements of income to conform to the fiscal 1999 presentation. These reclassifications did not impact total operating profit for fiscal 1998.

    Direct costs increased slightly in the third quarter of fiscal 1999 due to a higher unit volume shipped during the quarter compared to the same period last year. The increase was partially offset by lower excess and obsolete inventory due to effective inventory management control and lower material costs as a result of the Company's ongoing cost improvement program.

    Direct costs decreased in the first nine months of fiscal 1999 compared to the same period last year due primarily to improvements in inventory management and lower unit cost of materials as a result of the Company's ongoing cost improvement program.

    The Company anticipates that gross margin for the remainder of fiscal 1999 will be consistent with the third quarter of fiscal 1999.

    As a result of the ongoing cost improvement programs, the Company anticipates that gross margin will be approximately 91% during fiscal 2000. However, these cost reductions may be partially offset by increases in direct costs related to product launches, the amortization of capitalized software in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," as well as amortization of purchased technologies associated with acquired products or technologies.

Operating expenses

    Certain reclassifications that affected both direct costs and operating expenses were made to the fiscal 1998 consolidated statements of income to conform to the fiscal 1999 presentation. These reclassifications did not impact total operating profit for fiscal 1998.

  Research and development:

	September 3 1999	August 28 1998	Change
	(Dollars in millions)
Three months ended:
Research and development	$48.0	$49.0	(2.0)%
Percentage of total revenue	18.4%	22.0%
Nine months ended:
Research and development	$140.6	$141.7	(0.8)%
Percentage of total revenue	19.2%	21.9%

    Research and development expenses decreased in the third quarter and first nine months of fiscal 1999 compared to the same periods last year due to a decrease in salaries expense as a result of lower headcount, and decreases in general office expenses, depreciation, purchased software, and professional fees as a result of the Company's fiscal 1998 restructuring program and other cost reduction efforts implemented at that time. These decreases were partially offset by higher incentive compensation expenses associated with the improvement in the Company's financial performance in fiscal 1999 over the third quarter and first nine months of fiscal 1998.

    The Company believes that continued investments in research and development, including the recruiting and hiring of software developers, are critical to remain competitive in the marketplace, and are directly related to continued, timely development of new and enhanced products. The Company will continue to make significant investments in the development of its application software products, including those targeted for the growing Internet market. The Company expects that research and development expenses for the remainder of fiscal 1999 and fiscal 2000 will increase in absolute dollars. Such expenditures are targeted to be approximately 20% of revenue in fiscal 2000.

  Sales and marketing:

	September 3 1999	August 28 1998	Change
	(Dollars in millions)
Three months ended:
Sales and marketing	$84.9	$84.1	0.9%
Percentage of total revenue	32.5%	37.7%
Nine months ended:
Sales and marketing	$242.8	$240.7	0.9%
Percentage of total revenue	33.1%	37.2%

    The slight increase in sales and marketing expenses in the third quarter and first nine months of fiscal 1999 reflect the increase in incentive compensation expense associated with the improvement in the Company's financial performance in fiscal 1999 over the same periods last year. This increase was partially offset by decreases in brand advertising expenses, promotional expenses, and professional fees as a result of the fiscal 1998 restructuring program, as well as a decrease in newsletter and catalog expenses as a result of the divestiture of a business unit in the third quarter of fiscal 1998.

    Sales and marketing expenses are expected to increase in absolute dollars over the remainder of fiscal 1999 and fiscal 2000 to support investments in e-commerce and enhanced marketing activities. For fiscal 2000, the Company's sales and marketing expense target is approximately 32% of revenue.

  General and administrative:

	September 3 1999	August 28 1998	Change
	(Dollars in millions)
Three months ended:
General and administrative	$27.4	$34.6	(21.0)%
Percentage of total revenue	10.5%	15.5%
Nine months ended:
General and administrative	$82.1	$97.5	(15.8)%
Percentage of total revenue	11.2%	15.1%

    General and administrative expenses decreased in the third quarter of fiscal 1999 compared to the same period last year primarily due to lower professional fees and lower bad debt expense. During the third quarter of fiscal 1998, professional fees were higher as the Company incurred increased investment-banking fees associated with an unsolicited acquisition proposal. Bad debt expense was also higher in the third quarter of fiscal 1998 to reserve for certain accounts receivable in Asia that were deemed to be potentially uncollectible. In addition, general and administrative expenses decreased in the third quarter of fiscal 1999 due to lower building expenses as a result of vacating certain leased facilities during the fourth quarter of fiscal 1998.

    General and administrative expenses decreased for the first nine months of fiscal 1999 compared to the same period last year due to a decrease in legal and professional fees, bad debt expense, building expenses, and the amortization of goodwill. In the third quarter of fiscal 1998, amortization of goodwill included the write-off of $2.4 million of goodwill associated with an acquisition that took place in 1997. These decreases were offset by an increase in incentive compensation expense associated with the improvement in the Company's financial performance in the first nine months of fiscal 1999 over the same period last year.

    The Company expects that general and administrative spending will remain flat or slightly increase in absolute dollars over the remainder of fiscal 1999 and fiscal 2000 to support ongoing administrative infrastructure needs. However, such expenditures are targeted to decrease to approximately 9% of revenue in fiscal 2000.

  Restructuring and other charges:

	September 3 1999	August 28 1998	Change
	(Dollars in millions)

Three months ended:
Restructuring and other charges	$4.4	$37.9	(88.4)%
Percentage of total revenue	1.7%	17.0%
Nine months ended:
Restructuring and other charges	$19.8	$38.5	(48.7)%
Percentage of total revenue	2.7%	5.9%

    In the second quarter of fiscal 1999, the Company began the implementation of a Board approved restructuring program to further enhance the Company's operating model by improving productivity and efficiencies throughout the Company. The restructuring program was completed in the third quarter of fiscal 1999. As part of the restructuring program, the Company implemented a reduction in force of 216 positions, of which two were executive positions. The reduction in force primarily affected its European headquarters in Edinburgh, Scotland and its North American headquarters in San Jose, California. In addition to severance and related charges associated with the reduction in force, the restructuring program included charges for vacating leased facilities. These restructuring actions resulted in total charges of $15.4 million and $2.2 million, in the second and third quarters of fiscal 1999, respectively. Of the total $17.6 million restructuring charge, approximately $0.1 million were non-cash charges.

    The restructuring charge recorded in the third quarter of fiscal 1999 of $2.2 million represents the completion of the restructuring plan announced during the second quarter of fiscal 1999. The $2.2 million charge was offset by adjustments made in the third quarter, totaling $3.8 million, which reflect revised estimates related to the Company's restructuring charges incurred during the second quarter of fiscal 1999 and previous restructurings in both fiscal 1998 and 1994. For detailed information regarding the adjustments and the Company's restructuring program, see Note 4 of the Notes to Consolidated Financial Statements.

    Additionally, during the third quarter of fiscal 1999, the Company recorded other charges of $6.0 million that were unusual in nature. These charges included $2.0 million associated with the cancellation of a contract, and $1.2 million for accelerated depreciation related to the adjustment of the useful life of certain assets as a result of decisions made by management as part of the restructuring program. Additionally, the Company incurred a non-recurring compensation charge totaling $2.6 million for a terminated employee, and incurred consulting fees of $0.2 million to assist in the restructuring of the Company's operations.

    The Company believes that the savings realized under the restructuring program will be invested in programs and people to enhance revenue growth by significantly increasing its investment in e-business and enhanced marketing activities. The Company also believes that these savings will assist the Company in achieving its operating model targets of 20%, 32% and 9% of revenue for research and development, sales and marketing, and general and administrative expenses, respectively, in fiscal 2000.

    In the third quarter of fiscal 1998, the Company implemented a restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and profitability. As part of the restructuring program, the Company implemented a reduction in force of 364 positions, primarily in its North American operations. The reductions came predominantly from overhead areas, divested business units, and redundant marketing activities, and as of August 31, 1998, the majority of these terminations were completed. In addition to severance and related charges associated with the reduction in force, the restructuring program included charges for divesting two business units, vacating leased facilities, and canceling certain contracts. These actions and other non-restructuring related items resulted in charges of $37.9 million, of which approximately $9.3 million were non-cash charges.

    In addition to the aforementioned items, included in restructuring and other charges for the first nine months of fiscal 1998 are expenses associated with the reduction in force in the Company's Printing and Systems business as part of the Company's initiative to refocus resources on high-growth opportunities in the printing and digital copier markets.

Nonoperating income, net

  Investment gain:

	September 3 1999	August 28 1998	Change
	(Dollars in millions)

Three months ended:
Investment gain	$13.2	$0.2	6016.7%
Percentage of total revenue	5.0%	0.1%
Nine months ended:
Investment gain	$27.1	$12.5	117.4%
Percentage of total revenue	3.7%	1.9%

    During the third quarter of fiscal 1999, the Company recorded a net realized gain of $9.4 million related to the sale of a portion of its investment in Vignette Corporation ("Vignette"). The Company also recorded an investment gain totaling $7.0 million due to the mark-to-market adjustment of Tumbleweed Communications Corporation. These investment gains were partially offset by investment losses totaling $3.2 million related to mark-to-market adjustments of various other Adobe Venture investments.

    During the first nine months of fiscal 1999, the Company recorded investment gains from mark-to-market adjustments totaling $17.8 million and $2.7 million related to investments in Electronic Submission Publishing Systems, Inc. and Salon.com, respectively. These gains were partially offset by an investment loss of $5.2 million related to the acquisition of PointCast, Inc., a former investee of the Company, by idealab!. In connection with the acquisition, the Company exchanged its shares of PointCast, Inc. for approximately 542,000 shares of idealab!'s Lauchpad Technologies, Inc.

    Additionally, for the first nine months of fiscal 1999, the Company recorded a total of $10.4 million in net realized gains related to the sale of shares in Vignette in addition to a total of $5.6 million in investment losses related to mark-to-market adjustments of various other Adobe Venture investments.

    For the first nine months of fiscal 1998, the investment gain consisted principally of two transactions. McQueen International Limited ("McQueen"), a former investee of the Company, was acquired by Sykes Enterprises, Incorporated ("Sykes"), a publicly traded company. In connection with the acquisition, the Company exchanged its shares of McQueen for approximately 487,000 shares of Sykes' restricted common stock and recorded a gain on the exchange of $6.7 million. In the third quarter of fiscal 1998, these shares were sold and an additional gain was recorded. In addition, the Company liquidated its investment in Siebel Systems, Incorporated ("Siebel") through the distribution to its stockholders of approximately 165,000 shares of Siebel as a dividend-in-kind and the sale of its remaining Siebel shares. A gain was recognized on the transaction of approximately $5.7 million.

  Interest and other income:

	September 3 1999	August 28 1998	Change
	(Dollars in millions)

Three months ended:
Interest and other income	$4.9	$6.1	(19.6)%
Percentage of total revenue	1.9%	2.7%
Nine months ended:
Interest and other income	$16.1	$22.2	(27.7)%
Percentage of total revenue	2.2%	3.5%

    Interest and other income decreased in the third quarter and first nine months of fiscal 1999 compared with the corresponding periods last year due to lower average cash balances as a result of stock repurchases in fiscal 1999.

Provision for income taxes

	September 3 1999	August 28 1998	Change
	(Dollars in millions)

Three months ended:
Provision for income taxes	$32.9	$0.1	NA	%
Percentage of total revenue	12.6%	0.0%
Effective tax rate	36.5%	37.3%
Nine months ended:
Provision for income taxes	$80.7	$32.6	147.3%
Percentage of total revenue	11.0%	5.0%
Effective tax rate	36.5%	37.3%

    The Company's effective tax rate decreased in the third quarter and first nine months of fiscal 1999 primarily due to a decrease in nondeductible goodwill amortization.

    The Company expects that the effective tax rate for the remainder of fiscal 1999 will be between 36%-37% and will decrease in fiscal 2000 to 35%-36%.

Factors that may affect future results of operations

    The Company believes that in the future its results of operations could be affected by various factors, such as delays in shipment of the Company's new products and major new versions of existing products, lack of market acceptance of new products and upgrades, introduction of new products by major competitors, weakness in demand for Macintosh application software and Macintosh-related printers, renegotiation of royalty arrangements, growth in worldwide personal computer and printer sales and sales price adjustments, consolidation in the OEM printer business, ongoing weakness in the Company's printing business due to product transitions, industry transitions to new business and information delivery models, adverse changes in general economic conditions in any of the countries in which the Company does business, and "Year 2000" issues (as discussed later under "Year 2000 Issues").

    The Company has stated that in fiscal 1999 its annual revenue growth target is 15% after consideration of businesses divested in the third quarter of fiscal 1998; that it expects its gross margin for the remainder of fiscal 1999 will be consistent with the third quarter of fiscal 1999; and that its operating margin target, after consideration of businesses divested in the third quarter of fiscal 1998, is 27.8% of total revenue based on actual results for the first three quarters of fiscal 1999 and the Company's fourth quarter operating margin target. The Company has also stated that in fiscal 2000 its annual revenue growth target will be 20% over fiscal 1999 revenue, and that its gross margin and operating profit margin targets are 91% and 30%, respectively. Additionally, in fiscal 2000, operating model targets for its research and development, sales and marketing, and general and administrative expenses are 20%, 32%, and 9% of revenue, respectively. These targets are used to assist the Company's management in making decisions about the allocation of resources and investments, not as predictions of future results. The targets reflect a number of assumptions, including assumptions about the Company's pricing, manufacturing costs and volumes and the mix of application products and licensing revenue, full and upgrade products, distribution channels, and geographic distribution. These and many other factors described herein affect the Company's financial performance and may cause the Company's future results, including results for the current quarter, to vary materially from these targets.

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

    The market for the Company's graphics applications, particularly the consumer products, is intensely and increasingly competitive and is significantly affected by product introductions and market activities of industry competitors. Additionally, Microsoft Corporation has increased its presence in the digital imaging/graphics market; the Company believes that, due to Microsoft's market dominance, any new Microsoft digital imaging products will be highly competitive with the Company's products. If competing new products achieve widespread acceptance, it would have a significant adverse impact on the Company's operating results.

    The Company generally offers its application products on Macintosh, Windows, and UNIX platforms. To the extent that there is a slowdown of customer purchases of personal computers on a particular platform or in general, the Company's operating results could be materially adversely affected.

    Adobe distributes its application products primarily through distributors, resellers, and retailers (collectively referred to as "distributors"). A significant amount of the Company's revenue for application products is from a single distributor. The Company is in the process of revising its channel program to reduce the overall number of its distributors worldwide and focus its channel efforts on larger distributors. This revision of the channel program has resulted in an increase in the Company's dependence on such distributors selling through a larger amount of the Company's products. Additionally, the Company's goal is to increase its direct distribution of its products to end users through its on-line store located at Adobe.com, the Company's Internet site. Any such increase in the Company's direct revenue efforts will place the Company in increased competition with its channel distributors, and with newer types of distribution of the Company's products by online, Internet-based resellers of Adobe products. While it is anticipated that the restructuring and streamlining of the Company's product distribution channels and increasing the scope of its direct sales efforts will eventually lead to an increase in profitability as a result of decreases in discounts or rebate programs provided to distributors, decreases in product returns, and shorter inventory cycles, such restructuring could instead have an adverse material impact on future results of operations and revenues.

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

    The Company currently relies on two manufacturers of its products, each located in a different region. In addition, the Company intends to add a third manufacturer in the first quarter of fiscal 2000. If a manufacturer terminates its relationship with the Company or the Company's supply from a manufacturer is interrupted or terminated for any other reason, the Company may not have sufficient time to replace the supply of products manufactured by that manufacturer.

    The Company's licensing revenue experienced a 16.6% decline in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. The Company expects this trend to continue, and believes that its financial results could be adversely affected. The weakness in the monochrome laser printer and Japanese market was a factor causing the revenue decline. In addition, in the fall of fiscal 1997, HP began to ship a clone version of Adobe PostScript in some printers, resulting in lower licensing revenue to the Company in fiscal 1998, even though the Company continues to work with HP printer operations to incorporate Adobe PostScript and other technologies in other HP products. The Company expects continued lower licensing revenue from HP in fiscal 1999. If other significant customers also decide to incorporate a clone version instead of Adobe PostScript, it could adversely affect the Company's financial results. Further, OEM customers on occasion seek to renegotiate their royalty arrangements. The Company evaluates these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for the Company.

    Since the end of fiscal 1997 through the first quarter of fiscal 1999, the Company experienced a decline in both application and licensing revenue from the Japanese market due to a weak Japanese computer market and general economic conditions in Japan. During the second and third quarters of fiscal 1999, the Company experienced an increase in application revenue from its Japanese operation, but still continued to experience a decline in licensing revenue. In addition, at the end of fiscal 1997, inventory levels for application products at the Company's Japanese distributors remained higher than what the Company considers normal. During fiscal 1998, the Company worked with its major distributors in Japan to reduce channel inventory to what the Company considers a reasonable level. Despite the slight improvement in the Japanese economy in the second and third quarters of fiscal 1999, these adverse economic conditions may continue in the short term, and they may continue to adversely affect the Company's revenue and earnings. Although there are also adverse conditions in other Asian and Latin American economies, the countries affected represent a much smaller portion of the Company's revenue and thus have less impact on the Company's operational results.

    The Company recently implemented restructurings of its business in the second and third quarters of fiscal 1999, resulting in a workforce reduction of 8%. However, the Company plans to continue to invest in certain areas, which will require it to hire additional employees. Competition for high-quality personnel, especially highly skilled engineers, is extremely intense. The Company's ability to effectively manage its growth will require it to continue to improve its operational and financial controls and information management systems, and to attract, retain, motivate, and manage employees effectively. The failure of the Company to effectively manage growth and transition in multiple areas of its business could have a material adverse effect on its results of operations.

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

    The Company derives a significant portion of its revenue and operating income from its subsidiaries located in Europe, Japan, Asia Pacific, and Latin America. The Company generally experiences lower revenue from its European operations in the third quarter because many customers reduce their purchasing activities in the summer months. Additionally, the Company is uncertain whether the recent weakness experienced in the Japan, Asia Pacific, and Latin America markets will continue in the foreseeable future due to possible currency devaluation and liquidity problems in these regions. While most of the revenue of the European subsidiaries is denominated in U.S. dollars, the majority of revenue derived from Japan is denominated in yen and the majority of all subsidiaries' operating expenses are denominated in their local currencies. As a result, the Company's operating results are subject to fluctuations in foreign currency exchange rates. To date, the financial impact of such fluctuations has been insignificant. The Company's hedging policy attempts to mitigate some of these risks, based on management's best judgment of the appropriate trade-offs among risk, opportunity, and expense. The Company has established a hedging program to hedge its exposure to foreign currency exchange rate fluctuations, primarily of the Japanese yen. The Company's hedging program is not comprehensive, and there can be no assurance that the program will offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

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

    The Company has commenced a phased program to inventory, assess, remediate, test, implement, and develop contingency plans for all mission-critical applications and products potentially affected by the Year 2000 issue (the "Y2K Program"). All phases, except developing contingency plans, have been substantially completed; contingency plans for high-impact processes have been substantially drafted and will continue to be revised and updated through the end of the calendar year, and other contingency plans will be prepared and updated as deemed practicable and appropriate by the Company. Additionally, the Company has opened a dedicated Year 2000 test laboratory for both internal business process and product testing. All Company business groups are involved in the Y2K Program efforts.

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

    Internal business processes.  The Company has substantially completed its inventory of Year 2000 impacted software, assessing its centralized computer and embedded systems to identify any potential Year 2000 issues, remediating, testing and implementing solutions for any identified issues. The Company's financial information systems include an SAP system recently upgraded in the United States, Japan, Asia Pacific, and Latin America, and an Oracle system in Europe that has recently been upgraded to a recent version; in a transition unrelated to the Y2K Program, the Company intends to replace the Oracle system in Europe by integrating functions into its existing SAP system at the start of fiscal year 2000. SAP and Oracle have informed the Company, and the Company believes, that these systems are Year 2000 compliant. The Company has substantially completed a number of projects to replace or upgrade hardware and software that are known to be Year 2000 non-compliant. In addition, in order to protect against the acquisition of additional products that may not be Year 2000 ready, the Company has implemented a policy requiring Year 2000 review of products or upgrades sold or licensed to the Company prior to their acquisition. However, if implementation of replacement or upgraded systems or software is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

    Third-party vendors, manufacturers and suppliers.  The Company has contacted its critical suppliers, manufacturers, distributors and other vendors to determine whether their operations and the products and services that they provide to the Company are Year 2000 compliant. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans. However, such failures, including failures of any contingency plan, remain a possibility and could have a materially adverse impact on the Company's results of operations or financial condition.

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

    Contingency plans.  The Company's Y2K Program is designed to minimize the possibility of serious Year 2000 interruptions. However, since their possibility cannot be eliminated, the Company is developing contingency plans addressing Year 2000 concerns in high impact areas of the Company, and for other areas as deemed practicable and advisable by the Company. Such plans for high-impact processes have now substantially been drafted but will continue to be revised and updated, particularly in light of ongoing process and structural changes within the Company, through the end of the calendar year; such plans are still subject to internal approvals and will also be tested on an audit basis as the end of the calendar year approaches. Other contingency plans will be prepared, tested, and updated as deemed practicable and appropriate by the Company.

    The Company currently believes that the most reasonably likely worst-case scenario is that there will be some Year 2000 disruptions at individual locations that could affect individual business processes, facilities or third parties for a short time. The Company does not expect such disruptions to be long-term, or for the disruptions to affect the operations of the Company as a whole. Because of the uncertainty as to the exact nature or location of potential Year 2000-related problems that might arise, the business continuity/contingency planning has focused on development of flexible plans to minimize the scope, impact and duration of any Year 2000 problems that occur. The Company expects to have personnel and resources available to deal with any Year 2000 problems that occur. Some of the currently planned contingency actions include designating emergency response teams, increasing staffing at critical times, arranging for alternative suppliers of critical products and services, heightened proactive monitoring at likely dates of impact, and developing manual workarounds.

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

Recent Accounting Pronouncements

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and in June 1998, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB amended SFAS No. 133 to defer its effective date. The Company will implement SFAS 133 in its fiscal year 2001. Also, in December 1998, the AICPA issued SOP 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Readers can refer to the "Recent Accounting Pronouncements" section of the Company's 1998 Annual Report on Form 10-K for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

	September 3 1999	November 27 1998	Change
	(Dollars in millions)

Cash, cash equivalents and short-term investments	$481.0	$272.5	76.5%
Working capital	$396.2	$205.0	93.3%
Stockholders' equity	$578.4	$516.4	12.0%

    The Company's cash, cash equivalents and short-term investments consist principally of municipal bonds and United States government and government agency securities. All of the Company's cash equivalents and short-term investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

    The Company's cash, cash equivalents, and short-term investments increased $208.4 million, or 76.5%, during the first nine months of fiscal 1999 primarily due to cash generated from operations of $236.5 million, proceeds from the issuance of treasury stock of $129.9 million related to the exercise of employee stock options and the sale of stock under the Employee Stock Purchase Program, the release of restricted funds totaling $130.3 million associated with the refinancing of the Company's corporate headquarters lease agreement, and the proceeds from the sale of equity investments totaling $10.9 million. In addition, short-term investments increased due to a reclassification of $46.8 million of investments classified as long-term to short-term, as well as mark-to-market adjustments totaling $80.6 million. These factors were partially offset by the purchase of treasury stock totaling $303.6 million, the purchase of short-term investments of $78.8 million, the purchase of the assets of GoLive Systems, Inc. and related entities for $31.0 million, and the payment of dividends totaling $9.2 million.

    In September 1997, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 15.0 million shares of the Company's common stock over a two-year period. The Company repurchased approximately 0.8 million shares in the first quarter of fiscal 1999, 10.1 million shares in fiscal 1998, and 4.1 million shares in fiscal 1997, at a cost of $30.5 million, $362.4 million, and $188.6 million, respectively. This program was completed during the first quarter of fiscal 1999.

    In April 1999, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to an additional 5.0 million shares of the Company's common stock over a two-year period. This new stock repurchase program was in addition to an existing program whereby the Company has been authorized to repurchase shares to offset issuances under employee stock option and stock purchase plans. No purchases have been made under the 5.0 million share repurchase program.

    Under the Company's existing plan to repurchase shares to offset issuances under employee stock plans, the Company repurchased approximately 4.0 million shares in fiscal 1999 and 0.4 million shares in fiscal 1998, at a cost of $273.1 million and $16.8 million, respectively.

    To facilitate the Company's stock repurchase programs, the Company sold put warrants to independent third parties. Each warrant entitles the holder to sell one share of Adobe's common stock to the Company at a specified price. On September 3, 1999, put warrants to sell approximately 888,800 shares of the Company's common stock were outstanding that expire on various dates through January 2000 with an average exercise price of $80.33 per share. Under these put warrant arrangements, the Company, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and market value at the date of exercise; therefore, the put warrants do not result in a liability on the balance sheet.

    In addition, the Company purchased call options from independent third parties that entitle the Company to buy its common stock on certain dates at specified prices. On September 3, 1999, call options to purchase approximately 440,000 shares of the Company's common stock were outstanding that expire on various dates through January 2000 with an average exercise price of $86.84 per share.

    The Board of Directors of the Company declared three cash dividends on the Company's common stock of $.05 per common share, one for each of the first, second, and third quarters of 1999. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon business conditions, results of operations, the financial condition of the Company, compliance with the terms of the line of credit and lease agreement, and other factors.

    The Company's principal commitments as of September 3, 1999 consisted of obligations under operating leases, a line of credit agreement, venture investing activities, real estate development agreements, and various service agreements. The line of credit agreement and obligations under operating leases are described in more detail below. The Company's other principal commitments are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended November 27, 1998.

    In August 1999, the Company entered into a $200,000,000 unsecured revolving line of credit with a group of 15 banks for general corporate purposes, subject to certain financial covenants. One-half of the facility expires in August 2000, the other $100,000,000 expires in August 2002. Outstanding balances accrue interest at LIBOR plus a margin that is based on the financial ratios of the Company. There were no outstanding balances on the credit facility as of September 3, 1999. In addition, as of September 3, 1999, the Company was in compliance with all financial covenants.

    Management believes that if the line of credit is cancelled or amounts are not available under the line, there would not be a material adverse effect on the Company's financial results, liquidity, or capital resources.

    In August 1999, the Company restructured its current lease agreements for its corporate headquarters in San Jose, California. The amended and restated agreement replaces the two prior lease agreements entered into in 1996 and 1998. The lease is for a period of five years and is subject to standard covenants including financial ratios. The Company has an option to purchase the buildings at any time during the term for an amount equal to the total investment of the lessor. At the end of the lease term, the Company may exercise the purchase option or, with the mutual agreement of the lessor, renew the term of the lease. In addition to these possibilities, at the end of the term, the Company may elect to have the buildings sold to an unrelated third party. In such case, the Company is obligated to use its best efforts to arrange for such a sale and is obligated to pay the lessor the difference between the total investment in the buildings and the net sales proceeds; provided however, that in no event would the Company be required to pay more than a maximum guaranteed residual amount as set forth in the lease. In the event of a default by the Company during the term of the lease, the lessor could require the Company to purchase the buildings for an amount equal to the Company's option price. As of September 3, 1999, the Company was in compliance with all financial covenants.

    Under the terms of the line of credit and the lease agreement, the Company may pay cash dividends unless an event of default has occurred or it does not meet certain financial ratios.

    The Company believes that existing cash, cash equivalents, and short-term investments, together with cash generated from operations and cash available under the line of credit, will provide sufficient funds for the Company to meet its operating cash requirements in the foreseeable future, including planned capital expenditure programs, working capital requirements, the potential put warrant obligation, and the dividend program.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk disclosures set forth in Item 7a of its Annual Report on Form 10-K for the year ended November 27, 1998 have not changed significantly.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On February 6, 1996, a securities class action complaint was filed against Adobe, certain of its officers and directors, certain former officers of Adobe and Frame Technology Corporation ("Frame"), Hambrecht & Quist, LLP ("H&Q"), investment banker for Frame, and certain H&Q employees, in connection with the drop in the price of Adobe stock following its announcement of financial results for the quarter ended December 1, 1995. The complaint was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that the defendants misrepresented material adverse information regarding Adobe and Frame and engaged in a scheme to defraud investors. The complaint seeks unspecified damages for alleged violations of California law. The court granted plaintiffs' motion for class certification on September 22, 1999. Adobe believes that the allegations against it and its officers and directors are without merit and intends to vigorously defend the lawsuit. The case is currently in the discovery phase.

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

    Please see the Company's Report on Form 10-Q for the quarter ended June 4, 1999 for previously reported information.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    In August 1999, the Company entered into a $200,000,000 unsecured revolving line of credit and into an amendment and restatement of the leases for its corporate headquarters. Under their terms, the Company may pay cash dividends unless an event of default has occurred or it does not meet certain financial ratios. In addition, half of the line of credit facility may be used to repurchase shares of its common stock (to the extent permitted by the facility).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Index to Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number

3.1	The Registrant's (as successor in-interest to Adobe Systems (Delaware) Incorporated by virtue of a reincorporation effective 5/30/97) Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/9/97.	10-Q	05/30/97	3.1
3.2.10	Amended and Restated Bylaws as currently in effect.	8-K	9/3/98	3.2
3.3	Certificate of Designation of the Series A Preferred Stock	10-K	05/30/97	2.1
3.4	Agreement and Plan of Merger effective 5/30/97 (by virtue of a reincorporation), by and between Adobe Systems Incorporated, a California corporation and Adobe Systems (Delaware) Incorporated, a Delaware corporation.	10-Q	05/30/97	2.1
4.1	Third Amended and Restated Rights Agreement between the Company and Harris Trust Company of California	8-K	12/15/98	1
10.1.6	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.21.3	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.24.1	1994 Performance and Restricted Stock Plan*	S-8	07/27/94	10.24.1
10.24.2	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.1
10.25.0	Form of Indemnity Agreement*	10-K	11/30/90	10.17.2
10.25.1	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.32	Sublease of the Land and Lease of the Improvements By and Between Sumitomo Bank Leasing and Finance Inc. and Adobe Systems Incorporated (Phase 1)	10-K	11/25/94	10.32
10.36	1996 Outside Directors Stock Option Plan*	10-Q	05/31/96	10.36
10.37	Confidential Resignation Agreement*	10-Q	05/31/96	10.37
10.38	Sublease of the Land and Lease of the Improvements By and Between Sumitomo Bank Leasing and Finance Inc. and Adobe Systems Incorporated (Phase 2)	10-Q	08/30/96	10.38
10.39	1997 Employee Stock Purchase Plan, *	S-8	05/30/97	10.39
10.40	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.41	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	05/30/97	10.41
10.42	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.43	Resignation Agreement*	10-K	11/28/97	10.43
10.44	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.45	Confidential Executive Resignation Agreement And General Release of Claims*	10-Q	8/28/98	10.45
10.46	Confidential Executive Resignation Agreement And General Release of Claims*	10-Q	8/28/98	10.46
10.47	Confidential Executive Resignation Agreement And General Release of Claims*	10-Q	8/28/98	10.47
10.48	Letter of Release and Waiver*	10-K	11/27/98	10.48
10.49	Confidential Executive Resignation Agreement And General Release of Claims*	10-Q	3/5/99	10.49
10.50	Confidential Executive Separation Agreement And General Release of Claims*	10-Q	6/4/99	10.50
10.51	Amended 1997 Employee Stock Purchase Plan*	S-8	6/21/99	10.51
10.52	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52
10.53	Amended, Restated and Consolidated Master Lease of Land and Improvements By and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated				X
10.54	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents				X
10.55	1999 Nonstatutory Stock Option Plan	S-8	9/15/99	4.6
21	Subsidiaries of the Registrant	10-K	11/27/98	21
27.1	Financial Data Schedule				X
27.2	Financial Data Schedule				X

*
Compensatory plan or arrangement

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED
By	/s/ HAROLD L. COVERT Harold L. Covert, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: October 15, 1999

SUMMARY OF TRADEMARKS

    The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

  Adobe
  Adobe PhotoDeluxe
  Adobe Publishing Collection
  Adobe Type Manager
  Acrobat
  After Effects
  Extreme
  FrameMaker
  GoLive
  Illustrator
  InDesign
  PageMaker
  Photoshop
  PostScript
  PrintGear

    All other brand or product names are trademarks or registered trademarks of their respective holders.