Form 10-K
period 1999-12-03
ADOBE SYSTEMS INC
filed 2000-02-16
CIK 796343

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 3, 1999
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES /x/  NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  / /

    The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 1999 was $7,869,021,358.

    The number of shares outstanding of the registrant's common stock as of December 31, 1999 was 119,501,643.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Notice of Annual Meeting of Stockholders to be held on April 26, 2000 are incorporated by reference into Part III.

Forward-Looking Statements

    In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2000. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

Item 1. Business

    Founded in 1982, Adobe Systems Incorporated ("Adobe" or the "Company") is a provider of graphic design, publishing, and imaging software for Web and print production. We offer a market-leading line of application software products for creating, distributing, and managing information of all types. We license our industry-standard technologies to major hardware manufacturers, software developers, and service providers, and offer integrated software solutions to businesses of all sizes. Our software runs on Microsoft Windows, Apple Macintosh, Linux, and UNIX platforms.

    Adobe was originally incorporated in California in October 1983 and was reincorporated in Delaware in May 1997. We maintain executive offices and principal facilities at 345 Park Avenue, San Jose, California 95110-2704. Our telephone number is 408-536-6000. We maintain a World Wide Web site at www.adobe.com.

    On September 16, 1999, Adobe's Board of Directors announced a two-for-one stock split, effected in the form of a stock dividend of our common stock for stockholders of record on October 4, 1999. The stock dividend was paid on October 26, 1999. All share and per share amounts referred to in this Form 10-K have been adjusted to reflect the stock split.

BUSINESS OVERVIEW

    In 1984, Adobe developed the software that initiated desktop publishing. Today, we continue to be uniquely positioned to make dramatic changes not only to how society creates visually rich information for print and the Web, but also as to how it distributes and accesses that information electronically.

    In the simplest of terms, Adobe helps people communicate better. By delivering powerful graphic design, publishing, and imaging software for print and Web production, we help people express, share, and manage their ideas in imaginative and meaningful new ways.

    Our strategy is to address the needs of professional publishers, Web publishers, business publishers, and consumers, as well as document intensive companies that are transitioning from paper to digital-based processes and workflows. We execute on this strategy by delivering products that support industry standards and that can be deployed on multiple computing environments, including Microsoft Windows, Apple Macintosh, Linux, and UNIX.

PRODUCTS AND MARKETS OVERVIEW

    We categorize our products into four principal business segments:

WEB PUBLISHING

  Web Publishing Market Opportunity

    Professional Web designers use Adobe's Web page layout, digital video, and digital imaging software to enable the virtual presentation of products and services on the Web, allowing companies to create brand differentiation and a satisfying Web browsing and online shopping experience for customers. Web page content, which includes graphics, video, digital photograph images, animation, navigational buttons, banners, and textual items, are created with our software tools and integrated into dynamic, visually appealing web pages. Web design professionals use our tools to make their Web pages stand out and differentiate their companies' Web sites from their competitors'.

    As use of the Web expands, we believe businesses throughout the world will continue to build and enhance their online presence on the Web. We also believe that the number of Web design professionals who create Web pages will grow to meet the increased online needs of these companies.

    In addition, companies will need easier-to-use methods for dynamically populating Web pages with information stored in databases, or data that changes rapidly and comes from multiple sources. Companies will also turn to Web page elements that use motion to convey messages, such as animation and digital movies.

    We have responded to these growing Internet trends with several new releases of our Web Publishing software applications. In March of fiscal 1999, we released a new version of Adobe GoLive, which is a professional Web design and publishing tool. In July of fiscal 1999, we released version 5.5 of Adobe Photoshop, which includes enhanced capabilities for Web image and graphic production. And in September of fiscal 1999, we released Adobe After Effects version 4.1, which offers a rich environment for compositing, animation, and effects capabilities for film and the Web.

    We also developed and released a new plug-in for Adobe GoLive called DynamicLink in December of 1999. DynamicLink is a module that automatically generates Active Server Page ("ASP") code using content from databases and allows Web page designers to create data-driven Web pages.

    We expect to increase our worldwide presence in Web page layout, digital video, and digital imaging software markets with new software releases and updates as these markets continue to grow. We will also work to integrate our products more seamlessly with each other, providing Web design professionals a complete and creative working environment.

  Web Publishing Products

    Adobe ActiveShare—software that allows consumers to share photos over the Web. Includes virtually everything needed to import, edit, manage and send photos either in an e-mail message or directly to Adobe Activeshare.com for sharing on the Web.

    Adobe After Effects—software used to create sophisticated animation, motion compositing, and special effects found in multimedia, broadcast, film and the Web.

    Adobe Dynamic Media Collection—suite of four integrated application products that allows users to produce professional-quality video, film, multimedia, and Web projects. Suite includes Adobe After Effects, Adobe Premiere, Adobe Photoshop, and Adobe Illustrator.

    Adobe GoLive—professional Web design and publishing software which provides innovative tools Web authors require to design, layout, and produce cutting-edge Web sites without the need for complex multimedia programming.

    Adobe ImageReady—now found in Adobe Photoshop, this tool provides a comprehensive environment to refine and prepare web graphics, which enables a user to quickly and easily assess and balance the trade-offs between size and quality before posting images to a web site.

    Adobe ImageStyler—a software tool that allows users to quickly add graphics and special effects to Web sites without being a design professional.

    Adobe PageMill—a tool used to create full-featured Web pages without requiring user knowledge of hypertext mark-up language ("HTML"); it employs easy drag-and-drop techniques to simplify operation, from creating or importing text and images to adding audio, video, and animation.

    Adobe PhotoDeluxe—software that allows consumers and small businesses to easily enhance and personalize their photos for a wide variety of applications in print and electronic media.

    Adobe Photoshop—provides photo design enhancement capabilities for print, the Internet, and multimedia; used by graphic designers, Internet content creators, Webmasters, and digital photographers.

    Adobe Photoshop Limited Edition—provides a smaller, basic set of the image-editing tools found in Adobe Photoshop.

    Adobe Premiere—professional digital video-editing software used to create broadcast-quality movies for video, film, multimedia, and the Web.

    Adobe Web Collection—a comprehensive, integrated software suite that allows users to design still and interactive Web graphics, optimize those graphics for efficient downloading, and build dynamic Web sites that support the latest technology and standards. Suite includes three award-winning Adobe applications: Adobe GoLive, Adobe Photoshop, and Adobe Illustrator.

PRINT PUBLISHING

  Print Publishing Market Opportunity

    Graphic designers, production artists, technical writers, and prepress professionals use Adobe's solutions for professional page layout, illustration, business publishing, and printing visually rich information. Our software tools are used to create much of the printed information people see and read every day, including magazines, newspapers, catalogs, advertisements, brochures, product documentation, technical manuals, books, memos, reports, and banners. Consequently, we have significant market share in the technical publishing, illustration, typeface, and business publishing/layout markets.

    We expect to maintain and grow our worldwide presence in the professional publishing markets in which we compete and increase our market share in the professional page layout market through licensing and adoption of our InDesign product, our new professional page layout product that shipped in the third quarter of fiscal 1999. We will also work to integrate our products more seamlessly with each other, providing print professionals a complete and creative working environment.

  Print Publishing Products

    Adobe Design Collection—suite of four award-winning application products that allows consumers to create and produce professional images, illustrations, and layouts, and to publish documents across media. Suite includes Adobe InDesign, Adobe Photoshop, Adobe Illustrator, and Adobe Acrobat.

    Adobe Dimensions—a 3D rendering tool for life-like modeling and visualization. Brings 2D structures into 3D and applies textured surfaces, custom lighting effects and more.

    Adobe Font Folio—contains the entire Adobe Type Library of more than 2,500 typefaces on two CD-ROMs, unlocked and ready to use.

    Adobe FrameMaker—an application for authoring and publishing long, structured, content-rich documents including books, documentation, technical manuals, and reports; provides users a way to publish their content to multiple output formats, including print, Adobe Portable Document Format ("PDF"), HTML, Extensible Markup Language ("XML"), and Microsoft Word.

    Adobe FrameMaker+SGML—integrates all of the capabilities of FrameMaker with additional features designed to simplify the SGML and XML authoring and publishing processes.

    Adobe Illustrator—an illustration design tool used to create compelling artwork for print publications and the Web.

    Adobe InCopy—a powerful editorial tool for seamless collaboration between editors and designers; InCopy is a companion to Adobe InDesign and is sold through Adobe's system integrator partners.

    Adobe InDesign—an innovative, new page-layout application for graphics professionals. Based on a new, open, object-oriented architecture that is highly extensible, it enables Adobe and its industry partners to deliver powerful publishing solutions.

    Adobe PageMaker Plus—software used to create high-quality business documents simply and reliably with robust page layout tools, templates, and stock art.

    Adobe PressReady—powerful printing software used by professionals and based on Adobe PostScript 3. PressReady turns color inkjet printers into high-quality proofing devices.

    Adobe Publishing Collection—suite of four award-winning application products that allows consumers to create visually compelling print and online communication. Suite includes Adobe PageMaker Plus, Adobe Photoshop, Adobe Illustrator, and Adobe Acrobat.

    Adobe Streamline—converts scanned bitmap images and shapes into smooth PostScript line art.

    Adobe Type Library—contains over 2,500 Roman and almost 100 Japanese high-quality outline typefaces used by graphics professionals and Internet content creators worldwide.

    Adobe Type Manager—provides powerful, easy management of all Type 1 and TrueType fonts.

ePAPER SOLUTIONS

  ePaper Solutions Market Opportunity

    An opportunity exists to enable intelligent integration of paper and digital document communications with fidelity and reliability. In the second quarter of fiscal 1999, we released Adobe Acrobat 4.0 software, which contained new and enhanced annotation, collaboration, digital signature, Web capture, and security features. As the cornerstone of Adobe's ePaper Solutions platform, we believe Acrobat 4.0 delivers functionality and capabilities that are needed in several markets.

    Adobe ePaper Solutions, which also include Adobe Acrobat Reader and Adobe PDF, enable users to transition from paper to digital-based processes and workflows. Companies in markets such as aerospace, financial services, government, insurance, legal, and pharmaceutical—those with paper-intensive processes—use Adobe ePaper Solutions to ensure that their electronic documents are delivered reliably and securely and can be viewed by the recipient in the exact form that the originator intended. Companies can reduce paper and storage costs through the use of our ePaper Solutions and can realize productivity gains.

    We have distributed more than 110 million copies of Acrobat Reader from our Web site. Its widespread use and the adoption of the PDF format by industries and many worldwide government bodies have contributed to a dramatic increase in revenue from Adobe ePaper Solution products in 1999.

    We expect to continue to add new features and new products to the ePaper Solutions platform, including document encryption and transactional unlocking capabilities that address the growing eBooks marketplace. We also believe that new versions of ePaper products will help companies integrate legacy paper documents, output from office and database applications, and other paper-based communication devices (such as faxes, letters, and e-mails) so that companies and even governments can use the Internet, intranets, and extranets as a communication and collaboration platform.

  ePaper Solutions Products

    Adobe Acrobat—software that allows users to publish and distribute business documents using corporate e-mail and intranets, the Internet, or CD-ROM. Enables users to easily convert files from any application to Adobe PDF, a compact cross-platform electronic format that generally preserves layout fonts, colors, and images. Adobe Acrobat software includes everything needed to create and distribute rich electronic documents that can be viewed seamlessly within leading Web browsers.

    Adobe Acrobat Business Basics—software which enables business users to collaborate on documents with review, mark-up, search, digital signature, electronic form, document compare, and Web capture tools.

    Adobe Acrobat Capture—enables conversion of legacy paper-based documents into indexable, searchable, platform-independent electronic PDF files for archiving and distribution purposes.

    Adobe Acrobat Document Server—server-based tool lets workgroups view and navigate PDF files in a Web browser without the need for Acrobat Reader or other client software.

    Adobe PDF Merchant—server-based technology designed to be integrated into existing e-commerce and transaction servers; it manages encryption of Adobe PDF files and the distribution of keys to unlock the encryption and access them.

    Acrobat Reader with Web Buy—free software that allows users to view, search, and print PDF files. The free Web Buy plug-in provides consumers with a mechanism for purchasing and viewing electronic Adobe PDF content produced using Adobe PDF Merchant.

OEM POSTSCRIPT AND OTHER

  OEM PostScript and Other Market Opportunity

    Graphics professionals and professional publishers require quality, reliability, and efficiency in production printing, and we believe our printing technology provides state-of-the-art functionality to meet the sophisticated requirements of this marketplace. As high-end printing systems evolve and transition to fully digital, composite workflows, Adobe is uniquely positioned to be a supplier of software and technology based on the Adobe PostScript, Adobe Postscript 3, and PDF standards that it has developed, and which are extensively used by hardware manufacturers in this industry.

  OEM PostScript and Other Products

    Adobe PostScript—a page description language that delivers high quality output, cross-platform compatibility, and top performance for graphically-rich printing output from corporate desktop printers to high-end publishing printers.

    Adobe PostScript 3—a page description language that takes digital printing to a new level, providing an optimized printing environment connected to corporate networks, the Internet, and digital document distribution systems.

    Adobe PostScript Extreme—the innovative new production printing architecture that integrates Adobe PostScript and Adobe PDF. This architecture has been endorsed by the printing industry as the new standard for high-performance print-on-demand, direct-to-press, and high-resolution imagesetter printing systems.

    Adobe PrintGear—a printing architecture that redefines the standards for high-throughput, low-cost, high-quality printing for the small office/home office and small corporate workgroup environments.

    For more information on our market segments and information about geographic areas, please refer to Note 16 of Notes to Consolidated Financial Statements.

COMPETITION

    The markets for Adobe products are characterized by intense competition, evolving industry standards, rapid technology developments, and frequent new product introductions. Our future success will depend on our ability to enhance our existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate or respond to emerging standards and other technological changes.

  Web Publishing

    The Internet market is a constantly evolving and highly volatile market, characterized by rapid technology developments and frequent new product introductions. The needs of the graphics professional are rapidly changing to encompass on-line publishing as well as print-based publishing. Adobe's tools in this market, including Adobe GoLive, Adobe Photoshop, and Adobe ImageStyler, face significant competition from companies offering similar products and will continue to face competition from emerging products and technologies. Some of these competitors include Corel, Jasc Software, Macromedia, and Microsoft.

    The consumer software market, which is focused on digital imaging and Web publishing, is characterized by intense competition, price sensitivity, brand awareness, and strength in retail distribution. We face direct and indirect competition in these markets from a number of companies, including Jasc Software, MGI Software, and Microsoft. We believe that we compete favorably with our Adobe Photoshop LE and Adobe PhotoDeluxe products due to consumer awareness of our brand in digital imaging, our strong relationships with critical original equipment manufacturer ("OEM") customers and market influencers, and our ability to leverage core competencies from our other established products.

    The dynamic media market is an increasingly competitive market as professional, enthusiast, and home users migrate away from analog video tools towards the use of digital camcorders and digital video production. Adobe After Effects and Adobe Premiere face increased competition from companies such as Apple Computer, in-sync Corporation, Media 100, MGI Software, Avid, and Ulead Systems. We believe we compete favorably with our products in these markets due to OEM customer relationships and our ability to leverage core competencies and integration from our other products which are used by customers in these markets.

  Print Publishing

    In the print publishing market, we offer several products including Adobe InDesign, Adobe PageMaker, Adobe Illustrator, and Adobe Type Library. We believe these individual products compete favorably on the basis of features and functionality, large installed base, ease of use, product reliability, and price and performance characteristics. In addition, the products increasingly work well together, providing broader functionality and shortening product learning time for the individual who uses multiple applications to complete a project.

    In the technical authoring and publishing market, Adobe FrameMaker products face competition from large-scale electronic publishing systems developed by several companies, including Interleaf. Participants in this market compete based on the quality and features of their products, the level of customization and integration with other publishing system components, the number of hardware platforms supported, service, and price. We believe we can successfully compete in this market based upon the quality and features of the Adobe FrameMaker product, our extensive application programming interface, the large number of platforms supported, and other factors.

    A number of companies currently offer one or more products that compete directly or indirectly with one or more of Adobe's publishing products. These companies include Corel, Interleaf, Macromedia, Microsoft, and Quark.

  ePaper Solutions

    In the document exchange and archive area, our Adobe ePaper product family faces competition from entrenched office applications, internet content creation/management tools that use Cascading Style Sheets ("CSS"), XML, HTML, Tagged Information File Format ("TIFF") formats, and new emerging electronic book formats which are not based on Adobe PDF. We feel the Adobe ePaper product family competes favorably in terms of the combined benefits of compression, visual fidelity, transmittal time, and security of documents expressed using Adobe PDF.

    Emerging standards such as XML and new standards such as Scalable Vector Graphics ("SVG"), Extensible Stylesheet Language ("XSL"), and the Open eBook ("OEB") standard are being developed and adopted, and Adobe is working to ensure that compatibility exists between these formats and the Adobe PDF format, as well as our Acrobat software products and other Adobe applications.

    Competitors for Adobe ePaper Solutions products include Microsoft, Corel, and ScanSoft.

  OEM PostScript and Other

    We believe that the principal competitive factors for OEM customers in selecting a page description language or a printing technology are product capabilities, market leadership, reliability, support, engineering development assistance, and price. We believe that our competitive advantages include our technology competency, OEM customer relationships, and intellectual property portfolio. Adobe PostScript and Adobe PrintGear software face competition from Hewlett-Packard's proprietary PCL page description language and from developers of page description languages based on the PostScript language standard, including Xionics and Harlequin.

OPERATIONS

Marketing and Sales

    We market and distribute our products through sales channels which include distributors, retailers, systems integrators, software developers, and value-added resellers ("VARs"), as well as through OEM and hardware bundle customers. We also market and sell our products directly using our sales force, Adobe call centers, and through e-commerce methods via our Adobe.com Web site.

    We support our worldwide distribution network and end-user customers with international offices around the world, including locations in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, New Zealand, Norway, Scotland, Singapore, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom.

    We license our Adobe PostScript software and other printing systems technology to computer and printer manufacturers, who in turn distribute their products worldwide. We derive a significant portion of Adobe PostScript royalties from international sales of printers, imagesetters, and other output devices by our OEM customers.

    For information regarding our significant customers, please refer to Note 16 of Notes to Consolidated Financial Statements.

Order Fulfillment

    The procurement of the various components of packaged products, including CDs and printed materials, and the assembly of packages for retail and other applications products is controlled by order fulfillment operations. We outsource all of our order fulfillment activities to third parties in the United States, Europe, and Asia.

    To date, we have not experienced significant difficulties in obtaining raw materials for the manufacture of our products or in the replication of CDs, printing, and assembly of components, although an interruption in production by a supplier could result in a delay in shipment of Adobe's products. The backlog of orders as of December 31, 1999 was approximately $33.5 million.

Technical Support and Education

    For application software, a technical support and services staff responds to customer queries by phone, on-line, via e-mail and user-to-user forums. Free technical phone support is provided to customers; for customers in Europe, until our release of the second new full version after the version purchased by the customer, and for customers in the rest of the world, up to a maximum of 90 days upon the customer's first call. We have also invested in improving self-help and on-line technical support capabilities so that customers can find answers to their support questions via Adobe's Web site and have also outsourced our initial levels of technical support to provide a consistent standard for customer support on a worldwide basis.

    We inform customers through our Adobe Magazine and through a growing series of how-to books published by Adobe Press pursuant to a joint publishing agreement with Macmillan Computer Publishing. In addition, we prepare and authorize independent trainers to teach Adobe software classes in person or increasingly via computer-based and internet-based training programs. We sponsor workshops led by our own graphics staff, interact with independent user groups, and conduct regular beta-testing programs.

Investment in New Markets

    We own a majority interest in three venture capital limited partnerships, Adobe Ventures L.P.; Adobe Ventures II, L.P.; and Adobe Ventures III, L.P., that invest in early stage companies with innovative technologies. These companies may create new market opportunities for us or enhance our existing business.

    The investments in Adobe Ventures L.P.; Adobe Ventures II, L.P.; and Adobe Ventures III, L.P. are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect the Company's share of Adobe Ventures L.P.; Adobe Ventures II, L.P.; and Adobe Ventures III, L.P.'s investment income (loss) and dividend distributions. Adobe Ventures L.P.; Adobe Ventures II L.P.; and Adobe Ventures III, L.P. carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment income (loss). The stock of substantially all of the technology companies held by the limited partnerships at December 3, 1999 is not publicly traded, and, therefore, there is no established market for these investments. As such, these investments are valued based on the most recent round of financing involving new non-strategic investors and estimates made by the general partner, a third party. When investments held by the limited partnerships are publicly traded, the fair value of such investments is based on quoted market prices, and mark-to-market adjustments are included in investment income. In general, as a matter of policy of the limited partnerships, the investments in the technology companies held by the limited partnerships will be distributed to the partners prior to the investee company's initial public offering.

    In March 1997, as part of our venture investing program, we established an internal limited partnership, Adobe Incentive Partners, L.P. ("AIP"), which allows certain of the Company's executive officers to participate in cash or stock distributions from Adobe's venture investments. Assets held by AIP include Adobe's entire interests in Adobe Ventures L.P. and Adobe Ventures II, L.P. and certain equity securities of privately-held companies. Adobe is both the general partner and a limited partner of AIP. Other limited partners are executive officers of the Company who are involved in Adobe's venture investing activities and whose participation is deemed critical to the success of the program.

    Adobe's Class A senior limited partnership interest in AIP includes both a liquidation preference and a preference in recovery of the cost basis of each specific investment. The executives' Class B junior limited partnership interest qualifies for partnership distributions only after (a) Adobe has fully recovered the cost basis of its investment in the specific investee company for which a distribution is made; and (b) the participating executive has vested in his or her distribution rights. The distribution rights generally vest on a monthly basis over three years, such that the rights are 25% vested after one year, 50% vested after two years and fully vested at the end of three years. The limited partnership investments are restricted to investments in companies that were private at the time of the establishment of AIP or when the investment is made, whichever is later. Partnership interests may be allocated to designated officers only while the investee company is still private. In fiscal 1999, the participating officers received aggregate distributions of $7.5 million. The distribution to the officers represents their vested portion of nonmarketable securities that became marketable as a result of a public offering, as well as their vested portion of cash resulting from investments that were liquidated by AIP. At December 3, 1999, the minority interest held by the participating officers was $17.7 million and is included in accrued expenses on the consolidated balance sheet.

    Our portfolio of equity investments, including those held by AIP on December 3, 1999, had a cost basis of $114.2 million and a recorded fair market value of $205.4 million. In fiscal 1999, AIP recorded net income of $96.4 million. Gross proceeds from the sale of equity securities during fiscal 1999 were $63.9 million. Our equity investments and Adobe Ventures L.P.; Adobe Ventures II L.P.; and Adobe Ventures III, L.P.'s investments in equity securities at December 3, 1999 consisted of the following companies:

	Private	Public
Adobe Equity Investments
Cascade Systems International	X
Datalogics Incorporated	X
Digimarc Corporation		X
eCircles, Inc.	X
EntryPoint Inc.	X
Electronic Submission Publishing Systems, Inc.		X
Objectivity Incorporated	X
Salon.com		X
Tumbleweed Software Corporation		X
Vertec Solutions, Inc.	X
Vignette Corporation		X
Adobe Ventures L.P. Equity Investments
Cascade Systems International	X
Cogito Learning Media, Inc.	X
DigitalThink, Inc.	X
Electronic Submission Publishing Systems, Inc.		X
Extensis Corporation	X
FileNet Corporation		X
Managing Editor Software, Inc.	X

Adobe Ventures II, L.P. Equity Investments
2Way Corporation	X
AvantGo, Inc.	X
Cascade Systems International	X
Cogito Learning Media, Inc.	X
Digital Intelligence, Inc.	X
DigitalThink, Inc.	X
Extensis Corporation	X
Glyphica	X
HAHT Software, Inc.	X
Salon.com		X
Virage, Inc.	X
Adobe Ventures III, L.P. Equity Investments
2Way Corporation	X
Cascade Systems International	X
Digital Fountain	X
DigitalThink, Inc.	X
Glyphica	X
Impresse Corporation	X
Virtualis Systems, Inc.	X

    We intend to continue investing in new markets, through limited partnerships as well as through direct investments, although we currently do not anticipate investing further through AIP.

PRODUCT DEVELOPMENT

    Since the personal computer software industry is characterized by rapid technological change, a continuous high level of expenditures is required for the enhancement of existing products and the development of new products. We primarily develop our software internally. We occasionally acquire products developed by others by purchasing the stock or assets of the business entity that held ownership rights to the technology. In other instances, we have licensed or purchased the intellectual property ownership rights of programs developed by others with license or technology transfer agreements that may obligate us to pay royalties, typically based on a percentage of the revenues generated by those programs.

    During the fiscal years ended December 3, 1999, November 27, 1998, and November 28, 1997, our research and development expenses, including costs related to contract development, were $197.5 million, $188.3 million, and $165.9 million, respectively. During fiscal 1999, we acquired substantially all of the assets of two software companies, through separate purchase transactions, for an aggregate consideration of approximately $3.6 million. All of the purchase price was allocated to in-process research and development and expensed at the time of acquisition. Additionally, during fiscal year 1997, we acquired, through purchase transactions, three software companies, in which $6.0 million of the purchase price was allocated to in-process research and development and expensed at the time of the acquisition. See Management's Discussion and Analysis for further information.

PRODUCT PROTECTION

    We regard our software as proprietary and protect it with copyrights, patents, trademarks, trade secret laws, internal and external nondisclosure precautions, and restrictions on disclosure and transferability that are incorporated into our software license agreements. We protect the source code of our software programs as trade secrets, and make source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints.

    Our products are generally licensed to end users on a "right to use" basis pursuant to a license that is nontransferable and restricts the use of the products to the customer's internal purposes on a designated number of printers or computers. We also rely on copyright laws and on "shrink wrap" and electronic licenses that are not signed by the end user. Copyright protection may be unavailable under the laws of certain countries. The enforceability of "shrink wrap" and electronic licenses has not been conclusively determined. We have obtained many patents and have registered numerous copyrights, trademarks, domain names, and logos in the United States and foreign countries.

    Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for the software industry. This problem is particularly acute in international markets. We conduct vigorous anti-piracy programs. Our products do not contain copy protection, except on copies for international distribution in certain countries. Many products, including Adobe PageMaker, Adobe Photoshop, and Adobe Illustrator, incorporate network copy-detection features. These capabilities help encourage compliance with our license agreements by alerting customers about certain concurrent usage problems over a given network.

    We believe that, because computer software technology changes and develops rapidly, patent, trade secret, and copyright protection are less significant than factors such as the knowledge, ability, and experience of our personnel, brand recognition, contractual relationships, and ongoing product development.

EMPLOYEES

    As of December 31, 1999, we employed 2,760 people, none of whom are represented by a labor union. We have not experienced work stoppages and believe our employee relations are good. Competition in recruiting personnel in the software industry, especially highly skilled engineers, is intense. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, management and marketing personnel.

EXECUTIVE OFFICERS

    The executive officers of the Company as of February 16, 2000 are as follows:

Name	Age	Positions
John E. Warnock	59	Chairman of the Board and Chief Executive Officer
Charles M. Geschke	60	Chairman of the Board and President
Bruce R. Chizen	44	Executive Vice President, Worldwide Products and Marketing
Harold L. Covert	53	Executive Vice President and Chief Financial Officer
Graham K. Freeman	47	Senior Vice President, Worldwide Sales and Support
Colleen M. Pouliot	41	Senior Vice President, General Counsel, and Corporate Secretary

    A biography, including the principal occupations for the past five years of each of the executive officers, is provided below.

    Dr. Warnock was a founder of the Company and has been its Chairman of the Board since April 1989. Since September 1997, he has shared the position of Chairman of the Board with Charles M. Geschke. Dr. Warnock has been Chief Executive Officer since 1982. He will assume the title of President in April 2000 upon Dr. Geschke's retirement. Dr. Warnock is Chairman of Octavo Corporation. Dr. Warnock received a Ph.D. in electrical engineering from the University of Utah.

    Dr. Geschke was a founder of the Company and has been its President since April 1989. In September 1997, Dr. Geschke assumed the position of Chairman of the Board, sharing that office with John E. Warnock. He was Chief Operating Officer of the Company from December 1986 until July 1994. He is a member of the Board of Directors of Rambus Incorporated. Dr. Geschke has announced his retirement as President of the Company commencing in April 2000. He will continue to serve as co-Chairman of the Board. Dr. Geschke received a Ph.D. in computer science from Carnegie Mellon University.

    Mr. Chizen joined the Company upon the closing of the acquisition of Aldus in August 1994 as Vice President and General Manager, Consumer Products Division. In December 1997, he was promoted to Senior Vice President and General Manager, Graphic Products Division, and in August 1998, Mr. Chizen was promoted to Executive Vice President, Products and Marketing. Prior to joining the Company, Mr. Chizen was Vice President and General Manager, Consumer Division of Aldus Corporation from February 1994 to August 1994, and from November 1992 to February 1994, he was Vice President and General Manager, Claris Clear Choice for Claris Corp., a wholly owned subsidiary of Apple Computer, Inc., a manufacturer of computers and software. Mr. Chizen is a member of the Board of Directors of eCircles, Inc.

    Mr. Covert joined the Company in April 1998 as Vice President Finance and Operations for Worldwide Field Operations. In August 1998, Mr. Covert was appointed Senior Vice President and Chief Financial Officer, and in April 1999 was appointed Executive Vice President. From July 1997 to April 1998, Mr. Covert was Vice President and Chief Financial Officer of Philips Components NAFTA, an operating entity of Philips Electronics NV. From January 1991 to June 1997 Mr. Covert was a Partner in the firm of DHJ & Associates, Inc., Consultants and Certified Public Accountants. During the last two and a half years of this period he acted in a full time capacity as Chief Financial Officer for two companies. Prior to that time Mr. Covert held senior financial management positions with ISC Systems Corporation and Northern Telecom Inc.

    Mr. Freeman joined the Company upon the closing of the acquisition of Aldus in August 1994 as General Manager of Asia-Pacific and Latin America ("APL") and became Vice President of APL in June 1996. In April 1999, he was promoted to Senior Vice President of Worldwide Sales and Support. Before joining the Company, Mr. Freeman was Aldus' General Manager for the Pacific region from July 1991 to August 1994. Prior to that time, Mr. Freeman served as Marketing and Sales Director for Compaq Computer Corporation helping in the establishment of its operations in the Pacific. Prior to joining Compaq, Mr. Freeman held a variety of sales and marketing positions with IBM.

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

Item 2. Properties

    The following table sets forth the location, approximate square footage, and use of each of the principal properties used by Adobe. We lease or sublease all of these properties. Such leases expire at various times through January 2014. The annual base rent expense for all facilities (including operating expenses, property taxes, and assessments) is currently approximately $26.0 million and is subject to annual adjustment.

Location	Approximate Square Footage	Use
North America:
345 Park Avenue San Jose, California USA	360,000	Research, product development, sales, marketing and administration
321 Park Avenue San Jose, California USA	280,000	Research, product development, sales, marketing and administration
801 N. 34th Street-Waterfront Seattle, Washington USA	254,328	Product development, sales, marketing, technical support, and administration
Europe:
Europlaza 1101 BE Hoogoorddreef 54a Amsterdam ZO The Netherlands	10,000	Product development, sales, marketing and administration
Japan:
Gate City Ohsaki East Tower 1-11-2 Ohsaki, Shinagawa-ku Tokyo 141-0032 Japan	10,000	Product development, sales, marketing, and administration

    In general, all facilities are in good condition and are operating at capacities that range from 75% to 100%.

    We also lease office space in the United States and various other countries under operating leases.

    We have one leased office building in San Jose, California that was vacated in connection with the restructuring program implemented in the third quarter of fiscal 1998. We have subleased the building but still have a commitment under this lease agreement.

Item 3. Legal Proceedings

    On February 6, 1996, a securities class action complaint was filed against Adobe, certain of its officers and directors, certain former officers of Adobe and Frame Technology Corporation ("Frame"), Hambrecht & Quist, LLP ("H&Q"), investment banker for Frame, and certain H&Q employees, in connection with the drop in the price of Adobe stock following its announcement of financial results for the quarter ended December 1, 1995. The complaint was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that the defendants misrepresented material adverse information regarding Adobe and Frame and engaged in a scheme to defraud investors. The complaint seeks unspecified damages for alleged violations of California law. The court granted plaintiffs' motion for class certification on September 22, 1999. We believe that the allegations against us and our officers and directors are without merit and intend to vigorously defend the lawsuit. The case is currently in the discovery phase.

    On October 29, 1998, Heidelberger Druckmaschinen AG, a German company, filed a complaint alleging that Adobe is using Heidelberger's US patent number 4,393,399 for the partial electronic retouching of colors. The complaint was filed in the United States District Court for the District of Delaware, and seeks a permanent injunction and unspecified damages. We believe that the allegations against us are without merit and intend to vigorously defend the lawsuit.

    Management believes that the ultimate resolution of these matters will not have a material impact on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

    Our common stock is traded on The Nasdaq National Market under the symbol "ADBE." On December 31, 1999, there were 1,653 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock and the cash dividends paid per share, for the periods indicated, all of which are adjusted for the two-for-one stock split in the form of a stock dividend effected October 1999.

	Price Range
			Cash Dividend Per Share
	High	Low
Fiscal 1999:
First Quarter	$25.50	$18.38	$0.025
Second Quarter	40.53	22.72	0.025
Third Quarter	52.63	33.50	0.025
Fourth Quarter	79.00	47.53	0.025
Fiscal Year	79.00	18.38	0.10
Fiscal 1998:
First Quarter	$22.38	$16.75	$0.025
Second Quarter	25.94	19.97	0.025
Third Quarter	22.57	12.03	0.025
Fourth Quarter	24.00	11.82	0.025
Fiscal Year	25.94	11.82	0.10

    We have paid cash dividends on our common stock each quarter since the second quarter of 1988. In March 1997, we established the venture stock dividend program under which we may, from time to time, distribute as a dividend-in-kind shares of our equity holdings in investee companies to our stockholders.

    On December 1, 1997, we dividended one share of Siebel Systems, Incorporated ("Siebel") common stock for each 600 shares of Adobe common stock held by stockholders of record on October 31, 1997. An equivalent cash dividend was paid for holdings of less than 15,000 Adobe shares and for fractional Siebel shares.

    Under the terms of our line of credit agreement and corporate headquarters lease agreement, we may pay cash dividends unless an event of default has occurred or we do not meet certain financial ratios. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend upon business conditions, our results of operations, our financial condition, and other factors.

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

	Years Ended
	Dec. 3 1999	Nov. 27 1998	Nov. 28 1997	Nov. 29 1996	Dec. 1 1995
Operations:
Revenue	$1,015,434	$894,791	$911,894	$786,563	$762,339
Income before income taxes	374,427	167,694	296,090	244,824	163,853
Net income(1)	237,751	105,144	186,837	153,277	93,485
Net income per share(1)
Basic	1.97	0.79	1.30	1.06	0.66
Diluted	1.84	0.77	1.26	1.02	0.63
Cash dividends declared per common share(2)	0.10	0.10	0.10	0.10	0.10
Financial position:
Cash and short-term investments	498,716	272,547	502,956	564,116	516,040
Working capital	355,386	204,979	454,299	506,092	506,472
Total assets	803,859	767,331	940,071	1,001,393	872,827
Stockholders' equity	512,209	516,365	715,424	706,514	698,417
Additional data:
Worldwide employees	2,745	2,664	2,654	2,222	2,322

  All share and per share amounts referred to in the above table have been adjusted to reflect the two-for-one stock split in the form of a stock dividend effected October 26, 1999.

(1)
In 1999, includes investment gains of $88.9 million, restructuring and other charges of $23.0 million, and acquired in-process research and development of $3.6 million. In 1998, includes investment gains of $15.0 million and restructuring and other charges of $38.2 million. In 1997, includes investment gains of $34.3 million, other nonrecurring gains of $0.6 million, and acquired in-process research and development of $6.0 million. In 1996, includes investment gains of $68.9 million, acquired in-process research and development of $21.3 million, and restructuring charges related to divested products of $5.0 million. In 1995, reflects restructuring charges of $31.5 million related to the acquisition of Frame Technology Corporation ("Frame") and acquired in-process research and development of $15.0 million.

(2)
Dividends prior to the acquisition of Frame on October 28, 1995 have not been restated to reflect the effects of the poolings of interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion (presented in millions, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

    In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2000. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Overview

    Founded in 1982, Adobe Systems Incorporated ("Adobe" or the "Company") is a provider of graphic design, publishing, and imaging software for Web and print production. We offer a market-leading line of application software products, type products, and content for creating, distributing, and managing information of all types. We license our technology to major hardware manufacturers, software developers, and service providers, and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, and original equipment manufacturer ("OEM") customers; direct to end users through Adobe call centers; and through our own Web site at www.adobe.com. We have operations in the Americas, EMEA (Europe, Middle East, and Africa), and Asia.

Revenue

	1999	Change	1998	Change	1997
Revenue	$1,015.4	13%	$894.8	(2)%	$911.9

    Revenue is categorized into four major operating segments: Web Publishing, Print Publishing, ePaper Solutions, and OEM PostScript and Other. The Web Publishing, Print Publishing, and ePaper Solutions segments include application products revenue that is derived predominantly from shipments of application software programs marketed through retail, VAR, and OEM distribution channels. The OEM PostScript and Other segment includes licensing revenue, which is made up of royalties received from OEM customers who ship products containing Adobe's PostScript technology, and includes revenue from divested businesses.

    Revenue from the Web Publishing segment is derived primarily from the sale of the following application products: Adobe Photoshop, Adobe Premiere, After Effects, GoLive, Adobe PhotoDeluxe, Adobe Web Collection, Adobe Dynamic Media Collection, PageMill, ImageStyler, and ActiveShare. Print Publishing revenue comes primarily from the sale of the following application products: Adobe Illustrator, PageMaker, InDesign, FrameMaker, Adobe Publishing Collection, Adobe Design Collection, Adobe Type Manager, Adobe Type Library, PressReady, Adobe Font Folio, InCopy, Adobe Dimensions, and Streamline. The ePaper Solutions segment is derived from the sale of Adobe Acrobat software and other Acrobat related technologies.

    For further information regarding our operating segments, see Note 16 of the Notes to Consolidated Financial Statements.

    During fiscal 1999, overall revenue increased 13% compared to fiscal 1998, due to increased licensing of products in the Print Publishing, ePaper Solutions, and Web Publishing segments. Excluding revenue from businesses divested in the third quarter of fiscal 1998, revenue increased 16%. The Print Publishing segment provided the majority of the fiscal 1999 revenue growth, with a 30% increase from $272.2 million in fiscal 1998 to $353.9 million in fiscal 1999. The increase in revenue from this segment was primarily due to increased licensing of our Publishing Collection product and the introduction of InDesign, a new page layout application software product, in the second half of fiscal 1999. The increase in revenue from these products was partially offset by a decline in revenue from PageMaker, Illustrator, and FrameMaker, primarily due to product lifecycle timing.

    Additional revenue growth was achieved through our ePaper Solutions segment, as revenue more than doubled compared to the prior year, from $58.0 million in fiscal 1998 to $129.3 million in fiscal 1999. This increase was due to the release of Acrobat 4.0 in the second quarter of the year, with a higher number of units licensed as a result of growing customer adoption of Adobe Acrobat and Adobe Portable Document Format ("PDF") technology.

    The Web Publishing segment also contributed to the revenue growth as it grew 11% in fiscal 1999 to $394.1 million compared to $354.2 million in fiscal 1998. The increase was primarily due to the release of GoLive, our new Internet application software product introduced in the first half of fiscal 1999. In addition, this segment experienced continued strength in the licensing of our digital imaging and dynamic media products, with the release of Photoshop 5.5, After Effects 4.1, and Adobe Premiere 5.1 in the first half of fiscal 1999, as well as increased revenue from our Adobe Web Collection and Dynamic Media Collection products. The increase in revenue from this segment was partially offset by a decline in revenue from Adobe PhotoDeluxe, due to reduced pricing, and a decline in revenue from PageMill, due to product lifecycle timing.

    The increase in revenue in fiscal 1999 in the above operating segments was partially offset by a decline in revenue from the OEM PostScript and Other segment of $72.2 million, or 34%, compared to fiscal 1998. OEM PostScript licensing revenue has experienced a decline over the past three years, primarily due to the ongoing weakness in the monochrome laser printer market as a result of the following factors: loss of royalty revenue from Hewlett-Packard Company's ("HP") desktop monochrome laser printer division, which has been incorporating a clone version of Adobe PostScript software into its products since the fall of 1997; a decline in the average selling price of monochrome laser printers; and an increase in the use of inkjet printers, resulting in the weakness in the monochrome laser printer market. In addition, in fiscal 1998, we received $20.2 million in revenue in this segment from businesses we divested in the third quarter of fiscal 1998, resulting in a decline of revenue in fiscal 1999 from the absence of these businesses.

    We continue to be cautious about revenue from our OEM PostScript and Other segment because of the continuing weakness in the monochrome laser printer market and the uncertain timing of OEM customer introductions of products incorporating Adobe's latest technologies. Excluding our investments in our high-end color printing technologies, we anticipate that revenue from our OEM PostScript and Other segment will continue to decline in fiscal 2000.

    Total revenue decreased $17.1 million, or 2%, in fiscal 1998 compared to fiscal 1997, primarily due to adverse economic conditions in Japan and a decline in revenue from our Print Publishing and OEM Postscript and Other segments. The Print Publishing segment decreased 15% in fiscal 1998 compared to fiscal 1997, due to a decline in revenue from our PageMaker, FrameMaker, and Adobe Type Manager products, none of which had upgrades released during the year, and a decline in revenue from our Illustrator product as its latest upgrade was not released until late in the fourth quarter. The decrease in this segment from the above products was partially offset by an increase in our Adobe Publishing Collection product, which was introduced in the U.S. and Asia in fiscal 1998. Additionally, the OEM

Postscript and Other segment experienced a 9% decline in fiscal 1998 compared to fiscal 1997, due to weakness in the Japanese personal computer and printer markets, as well as the reduction in royalty revenue from HP's desktop monochrome laser printer division.

    The decline in revenue in fiscal 1998 was partially offset by an increase in the ePaper Solutions and Web Publishing segments. The ePaper Solutions segment grew 23% from fiscal 1997, due to increased demand for Acrobat 3.0. Additionally, the Web Publishing segment increased 14% in fiscal 1998 compared to fiscal 1997 as a result of the release of our Photoshop 5.0 and Adobe Premiere 5.0 products.

    Overall, revenue from our application products on the Windows platform increased 22% in fiscal 1999 compared to fiscal 1998, and revenue from our application products on the Macintosh platform increased by 21% in fiscal 1999 over fiscal 1998. In fiscal 1998 compared to fiscal 1997, revenue from our application products on the Windows platform increased by 21% while revenue from our application products on the Macintosh platform decreased 10% during the same period. In both fiscal 1999 and fiscal 1998, the Windows and Macintosh platforms accounted for 58% and 42%, respectively, of application products revenue, excluding platform-independent and UNIX products, compared to 51% and 49%, respectively, in fiscal 1997. We expect the platform mix to remain relatively the same in the foreseeable future.

Direct costs

	1999	Change	1998	Change	1997
Direct costs	$94.5	(6)%	$101.0	(13)%	$116.2
Percentage of total revenue	9.3%		11.3%		12.7%

    We reclassified certain direct costs and operating expenses in the fiscal 1998 and 1997 consolidated statements of income to conform to the fiscal 1999 presentation. These reclassifications did not impact total operating profit for fiscal 1998 or 1997.

    Direct costs include product packaging, third-party royalties, amortization related to localization costs and acquired technologies, and reserves for excess and obsolete inventory.

    Direct costs decreased $6.5 million, or 6%, in fiscal 1999 compared to fiscal 1998, due to more effective inventory management, resulting in lower excess and obsolete inventory, as well as lower unit cost of materials as a result of our ongoing cost improvement program.

    Direct costs decreased $15.2 million, or 13%, in fiscal 1998 compared to fiscal 1997, due to lower packaging costs and our full transition from distribution of our products on disk to CD-ROM media. Direct costs also decreased in fiscal 1998 compared to fiscal 1997 as certain acquired technologies became fully amortized and we incurred lower product localization costs.

    As a result of the impact of ongoing cost improvement programs, we have targeted gross margin to be approximately 91% throughout fiscal 2000.

Operating expenses

    We reclassified certain direct costs and operating expenses in the fiscal 1998 and 1997 consolidated statements of income to conform to the fiscal 1999 presentation. These reclassifications did not impact total operating profit for fiscal 1998 or 1997.

  Research and development

	1999	Change	1998	Change	1997
Research and development	$197.5	5%	$188.3	14%	$165.9
Percentage of total revenue	19.4%		21.0%		18.2%

    Research and development expenses consist principally of salaries and benefits for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

    Research and development expenses increased $9.2 million, or 5%, in fiscal 1999 compared to fiscal 1998, due to higher incentive compensation expenses primarily associated with the improvement in our financial performance in fiscal 1999 over fiscal 1998 and higher incentive compensation targets. This increase was partially offset by a decrease in salaries as a result of lower headcount and decreases in general office expenses and professional fees as a result of our fiscal 1998 restructuring program and other cost reduction efforts implemented at that time.

    Research and development expenses increased $22.4 million, or 14%, in fiscal 1998 compared to fiscal 1997, due to the expansion of our engineering staff and related costs required to support our continued emphasis on developing new products and enhancing existing products. The increase also reflects our increased investments in new technologies, new product development, and the infrastructure to support such activities. The increase in research and development expenses in fiscal 1998 was partially offset by certain cost reduction initiatives related to the restructuring program that was implemented during the third quarter of fiscal 1998. We also reduced outside labor costs and professional fees by discontinuing certain research and development programs.

    We believe that investments in research and development, including the recruiting and hiring of software developers, are critical to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced products. We will continue to make significant investments in the development of our application software products, including those targeted for the growing Internet market. We expect that research and development expenses for fiscal 2000 will increase in absolute dollars. We have targeted such expenditures to be approximately 20% of revenue in fiscal 2000.

  Sales and Marketing

	1999	Change	1998	Change	1997
Sales and marketing	$328.5	4%	$315.5	9%	$290.1
Percentage of total revenue	32.3%		35.3%		31.8%

    Sales and marketing expenses include salaries and benefits, sales commissions, travel expenses, and related facilities costs for our sales, marketing, customer support, and distribution personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations, and other market development programs.

    Sales and marketing expenses increased $13.0 million, or 4%, in fiscal 1999 compared to fiscal 1998 as a result of higher incentive compensation expenses primarily associated with the improvement in our financial performance in fiscal 1999 over the prior year and higher incentive compensation targets. In addition, sales and marketing expenses increased year over year, due to increased advertising, promotional, and trade show expenses associated with new product releases. The increase was partially offset by cost reduction initiatives related to the restructuring program implemented during the third quarter of fiscal 1998 that eliminated certain brand advertising campaigns and other marketing activities related to the divestiture of a business.

    Sales and marketing expenses increased $25.4 million, or 9%, in fiscal 1998 compared to fiscal 1997, due to higher employee costs, increased customer support costs, and increased marketing and advertising activities. Higher commissions were also paid as a result of increased headcount and growth in application products revenue compared to fiscal 1997. Additionally, sales and marketing expenses included higher outside labor costs to support user education related to new product releases and for the development of our Web site. These increased expenses were partially offset by cost reduction initiatives related to the restructuring program implemented during the third quarter of fiscal 1998.

    We expect sales and marketing expenses to increase in absolute dollars in fiscal 2000 to support investments in eBusiness and enhanced marketing activities. For fiscal 2000, our sales and marketing expense target is approximately 32% of revenue.

  General and administrative

	1999	Change	1998	Change	1997
General and administrative	$103.6	(13)%	$118.6	17%	$101.0
Percentage of total revenue	10.2%		13.3%		11.1%

    General and administrative expenses consist principally of salaries and benefits, travel expenses, and related facilities costs for the finance, human resources, legal, information services, and executive personnel of Adobe. General and administrative expenses also include outside legal and accounting fees, provision for bad debts, and expenses associated with computer equipment and software used in the administration of the business.

    General and administrative expenses decreased $15.0 million, or 13%, in fiscal 1999 compared to the prior year, reflecting the savings related to the restructuring programs implemented in fiscal 1999 and 1998. Additionally, the decrease is attributable to decreased legal fees and lower bad debt expense. These decreases were offset by an increase in incentive compensation expense primarily associated with the improvement in our financial performance in fiscal 1999 over the prior year and higher incentive compensation targets.

    General and administrative expenses increased $17.6 million, or 17%, in fiscal 1998 compared to fiscal 1997, due to increased expenses for outside legal and investment banking services associated with responding to an unsolicited acquisition proposal as well as increased employee costs and related depreciation and building expenses associated with increased staff. Bad debt expense was also higher in fiscal 1998 to reserve for accounts receivable from certain customers that were deemed potentially uncollectible. These increased expenses were partially offset by cost reduction initiatives related to the restructuring program implemented in the third quarter of fiscal 1998 that included a reduction in general office and other administrative expenses.

    We expect that general and administrative spending will remain flat or slightly increase in absolute dollars in fiscal 2000 to support ongoing administrative infrastructure needs. However, we have targeted such expenditures to decrease as a percentage of revenue to approximately 9% in fiscal 2000.

  Restructuring and other charges

	1999	Change	1998	Change	1997
Restructuring and other charges	$23.0	(40)%	$38.2	NA	$(0.6)
Percentage of total revenue	2.3%		4.3%		(0.1)%

    During fiscal 1999 and 1998, we implemented three different Board-approved restructuring programs. These unique restructuring programs were directly focused on improving our competitive position as well as enhancing Adobe's allocation of resources. In addition to these three restructurings, we also implemented restructuring programs in fiscal 1994 and 1995 related to the Aldus Corporation ("Aldus") and Frame Technology Corporation ("Frame") acquisitions. As of December 3, 1999, there was no restructuring liability remaining for restructuring programs prior to fiscal 1998.

  Fiscal 1999 restructuring programs

    The fourth quarter 1999 restructuring program was implemented to enhance our worldwide customer support activity and to streamline the product distribution and warehouse operations in North America. The program resulted in a reduction in force of 86 positions and the closure of the North American distribution warehouse as a result of the decision to outsource our North American distribution and warehousing operations and the majority of our customer support. The reduction in force primarily affected employees in Seattle, Washington and Santa Clara, California. Total charges incurred as a result of the restructuring were $2.1 million, which include severance and related charges associated with the reduction in force and charges for vacating leased facilities.

    The other 1999 restructuring program, implemented in the second and third quarters, was directly related to the centralization of our worldwide sales and administrative organizations and the realignment of our Printing Solutions business. The program included a reduction in force of 198 positions, two of which were executive positions. The reduction in force primarily affected our European headquarters in Edinburgh, Scotland and our North American headquarters in San Jose, California. Total charges incurred as a result of the restructuring were $17.6 million, of which approximately $0.1 million were noncash charges. This restructuring was completed in the third quarter of fiscal 1999.

    In the third and fourth quarters of fiscal 1999, we revised our estimate of the total costs associated with the restructuring program implemented during the second and third quarters described above, resulting in an adjustment to the restructuring accrual of approximately $3.2 million. Approximately $3.0 million of the adjustment reflects lower than estimated severance and related charges primarily attributable to employees impacted by the restructuring who were able to find alternative employment within Adobe. The remaining adjustment was due to lower than expected charges related to vacating leased facilities.

    We also recorded adjustments during the third and fourth quarters of fiscal 1999 related to prior year restructuring programs in the amount of $1.9 million. For detailed information regarding the adjustments and our restructuring programs, see Note 7 of the Notes to Consolidated Financial Statements.

  Fiscal 1998 restructuring program

    The 1998 restructuring program was implemented to refocus our product development efforts and to eliminate management redundancies in the organization. As part of the restructuring program, we implemented a reduction in force of 364 positions, four of which were executive positions, primarily in our North American and corporate operations. The reductions came predominantly from overhead areas, divested business units, and redundant marketing activities, and as of August 31, 1998, the majority of these terminations were completed. In addition to severance and related charges associated with the reduction in force of 364 positions, the restructuring program included charges for divesting two business units, vacating leased facilities, and canceling certain contracts. These actions and other nonrestructuring-related items resulted in charges of $38.2 million, of which approximately $9.1 million were noncash charges.

    During fiscal 1999, we experienced savings of approximately $60.0 million from the fiscal 1998 restructuring program as a result of the reductions in force, as well as reductions in marketing, facilities, and other discretionary expenses, such as travel and outside services. We also experienced savings of approximately $15.0 million as a result of the restructuring programs implemented during fiscal 1999, which, on an annualized basis, equate to approximately $25.0 million. We believe that the savings realized under the restructuring programs will be invested in programs and people to enhance revenue growth by significantly increasing our investment in eBusiness and enhanced marketing activities. We also believe that these savings will assist us in achieving our operating model targets of 20%, 32%, and 9% of revenue for research and development, sales and marketing, and general and administrative expenses, respectively, in fiscal 2000.

  Other charges

    During the third and fourth quarters of fiscal 1999, we recorded other charges of $8.4 million that were unusual in nature. These charges included $2.0 million associated with the cancellation of a contract, and $2.2 million for accelerated depreciation related to the adjustment of the useful life of certain assets as a result of decisions made by management as part of the restructuring program. Additionally, we incurred a nonrecurring compensation charge totaling $2.6 million for a terminated employee, and we incurred consulting fees of $1.6 million to assist in the restructuring of our operations.

    In fiscal 1997, restructuring and other charges included a $1.8 million charge related to the acquisition of intellectual property. This charge was offset by a $2.4 million gain related to the divestiture of a product line.

  Acquired in-process research and development

	1999	Change	1998	Change	1997
Acquired in-process research and development	$3.6	NA	—	NA	$6.0
Percentage of total revenue	0.4%		—		0.7%

    Acquired in-process research and development of $3.6 million in fiscal 1999 is comprised of $3.0 million and $0.6 million associated with the acquisitions of Attitude Software, LLC ("Attitude Software") and Photomerge Technology ("Photomerge"), respectively. The following is a summary of the projects acquired in the acquisitions and the assumptions used in determining the value of the in-process research and development costs.

    During the fourth quarter of fiscal 1999 we acquired substantially all of the assets, consisting of intellectual property, of Attitude Software. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 ("APB 16"), and substantially all of the purchase price of $3.0 million cash was allocated to in-process research and development and expensed at the time of acquisition. The ongoing project at Attitude Software at the time of the purchase included the development of the 3D Anarchy authoring product. We purchase this technology to incorporate it into future versions of our existing Adobe products to further enhance the feature sets and user interface contained within the products. At the date we acquired Attitude Software, it was estimated that 50% of the development effort had been completed and that the remaining 50% of the development effort would take approximately 18 months to complete and would cost $1.8 million. The efforts required to complete the development of the technology primarily relate to additional design efforts to integrate the technologies into several of Adobe's products, finalization of coding, and completion testing. The value of the in-process technology was determined by estimating the projected net cash flows related to products the technology will be integrated into, including costs to complete the development of the technology and the future net revenues that may be earned from the products, excluding the value attributed to the existing technology with the products prior to the integration of the purchased technology. These cash flows were discounted back to their net present value using a discount rate of 20%, exclusive of the value attributable to the use of the in-process technologies in future products.

    Additionally, during the fourth quarter of fiscal 1999, we acquired substantially all of the assets, consisting of intellectual property, of Photomerge. In connection with the acquisition of Photomerge, 100% of the purchase price, or $600,000 cash, was allocated to in-process research and development due to the state of completion and the uncertainty of the technology.

    During fiscal 1997, we acquired three software companies, in separate transactions, for an aggregate consideration of approximately $8.5 million. These acquisitions were accounted for using the purchase method of accounting, and approximately $6.0 million of the purchase price was allocated to in-process research and development and expensed at the time of the acquisitions. One of the in-process technologies acquired for $2.5 million was discontinued in fiscal 1998. The project associated with an additional $2.8 million of the purchased in-process technology was canceled as part of the restructuring in the third quarter of fiscal 1998 and was subsequently sold to a management-led buyout group.

  Amortization of goodwill and purchased intangibles

	1999	Change	1998	Change	1997
Amortization of goodwill and purchased intangibles	$4.8	(38)%	$7.7	202%	$2.6
Percentage of total revenue	0.5%		0.9%		0.3%

    Amortization of goodwill and purchased intangibles in fiscal 1999 primarily relates to the acquisition of substantially all of the assets of GoLive Systems, Inc. and a related partnership (together "GoLive Systems") in January 1999. (For further information, see Note 2 of the Notes to Consolidated Financial Statements.)

    In fiscal 1998, amortization of goodwill and purchased intangibles was higher than fiscal 1997 as a result of acquisitions made in fiscal 1998 and remaining amortization related to the merger with Aldus in fiscal 1994.

Nonoperating income

	1999	Change	1998	Change	1997
Investment gain	$88.9	493%	$15.0	(56)%	$34.3
Percentage of total revenue	8.8%		1.7%		3.8%

    Investment gain consists principally of realized gains or losses from direct investments as well as mark-to-market valuation adjustments for investments held by Adobe Incentive Partners, L.P. ("AIP").

    In fiscal 1999, we recorded a realized gain of $58.4 million related to the sale of our investment in Vignette Corporation. We also recorded investment gains from mark-to-market adjustments totaling $17.8 million, $10.4 million, and $7.0 million related to investments in Electronic Submission Publishing Systems, Inc.; DigitalThink, Inc.; and Tumbleweed Communications Corporation, respectively. These gains were partially offset by an investment loss of $5.2 million related to the acquisition of PointCast, Inc., a former investee of the Company, by idealab!'s Launchpad Technologies, Inc. ("idealab!"). In connection with the acquisition, we exchanged our shares of PointCast, Inc. for approximately 542,000 shares of idealab! (since then has become EntryPoint Inc.). Additionally, we recorded a net gain totaling $0.5 million related to mark-to-market adjustments of various other Adobe venture investments.

    In fiscal 1998, we recorded a realized gain of $6.7 million related to our investment in McQueen International Limited ("McQueen"), due to the acquisition of McQueen by Sykes Enterprises, Incorporated ("Sykes"), a publicly traded company. In addition, we liquidated our investment in Siebel Systems, Incorporated ("Siebel") through the distribution to our stockholders of approximately 165,000 shares of Siebel common stock as a dividend-in-kind and the sale of our remaining Siebel shares. A gain was recognized on the transaction of approximately $5.7 million. The remaining net realized gain recorded in fiscal 1998 represents valuation adjustments related to our venture investments held by AIP.

    In fiscal 1997, the investment gain related primarily to the liquidation of our investment in Netscape Communications Corporation ("Netscape") through the distribution to its stockholders of 554,660 shares of Netscape common stock as a dividend-in-kind and the sale of our remaining Netscape shares.

    We are uncertain of future investment gains or losses as they are primarily dependent upon the operations of the underlying investee companies.

Interest and other income

	1999	Change	1998	Change	1997
Interest and other income	$25.7	(6)%	$27.4	(12)%	$31.0
Percentage of total revenue	2.5%		3.1%		3.4%

    Interest and other income consists principally of interest earned on cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses and realized gains or losses on the disposal of assets.

    The decrease in interest and other income over the past three years is due to lower average cash and short-term investment balances, primarily as a result of cash used for stock repurchases. In addition, during fiscal 1999 more investments were made in tax-exempt securities resulting in lower interest income on a comparative pre-tax basis. The decrease in interest and other income in fiscal 1999 was partially offset by a $5.7 million gain realized from the sale of a corporate facility in Edinburgh, Scotland in connection with the restructuring program announced in the second quarter of fiscal 1999.

    Interest income is expected to decrease in fiscal 2000 due to lower average cash balances resulting from stock repurchases conducted in fiscal 1999. Further, our cash balances could also be reduced in fiscal 2000 due to continuing stock repurchases and the purchase of software companies, products, or technologies that are complementary to our business.

Income tax provision

	1999	Change	1998	Change	1997
Income tax provision	$136.7	119%	$62.6	(43)%	$109.3
Percentage of total revenue	13.5%		7.0%		12.0%
Effective tax rate	36.5%		37.3%		36.9%

    Our effective tax rate decreased in fiscal 1999 compared to fiscal 1998, primarily due to a decrease in nondeductible goodwill amortization.

    Our effective tax rate increased in fiscal 1998 from fiscal 1997 principally as a result of the nondeductible write-off of goodwill and lower tax-exempt interest income.

    We have targeted our effective tax rate to decrease in fiscal 2000 to approximately 35%.

Factors That May Affect Future Results of Operations

    We believe that in the future our results of operations could be affected by various factors, including:

  •
  delays in shipment of our new products and major new versions of existing products

  •
  lack of market acceptance of new products and upgrades

  •
  introduction of new products by major competitors

  •
  weakness in demand for application software and printers

  •
  renegotiation of royalty arrangements

  •
  lack of growth in worldwide personal computer and printer sales, and downward sales price adjustments

  •
  consolidation in the OEM printer business

  •
  ongoing weakness in our printing business due to product transitions

  •
  industry transitions to new business and information delivery models

  •
  adverse changes in general economic conditions in any of the countries in which we do business

  •
  Year 2000 issues (as discussed later under "Year 2000 Issues")

    We have stated that in fiscal 2000 our annual revenue growth target is 20% over fiscal 1999 revenue and that our gross margin and operating profit margin targets are 91% and 30%, respectively. Additionally, in fiscal 2000, our operating model targets for research and development, sales and marketing, and general and administrative expenses are 20%, 32%, and 9% of revenue, respectively, and our effective tax rate target is 35%. We use these targets to assist us in making decisions about our allocation of resources and investments, not as predictions of future results. The targets reflect a number of assumptions, including:

  •
  assumptions about product pricing

  •
  manufacturing costs and volumes

  •
  the mix of application products and licensing revenue, full and upgrade products, distribution channels, and geographic distribution

    These and many other factors described in this report affect our financial performance and may cause our future results, including results for the current quarter, to vary materially from these targets.

    Our ability to develop and market products, including upgrades of current products that successfully adapt to changing customer needs, may also have an impact on our results of operations. Our ability to extend our core technologies into new applications and to anticipate or respond to technological changes could affect our ability to develop these products. A portion of our future revenue will come from these new applications. Delays in product or upgrade introductions, whether by us or by our OEM customers, could cause a decline in our revenue, earnings, or stock price. We cannot determine the ultimate effect that these new products or upgrades will have on our revenue or results of operations.

    The market for our graphics applications, particularly our consumer and Web publishing products, is intensely and increasingly competitive and is significantly affected by product introductions and market activities of industry competitors. Additionally, Microsoft Corporation ("Microsoft") has increased its presence in the digital imaging/graphics market; we believe that, due to Microsoft's market dominance, any new Microsoft digital imaging products will be highly competitive with our products. If competing new products achieve widespread acceptance, our operating results would suffer.

    We generally offer our application and server-based products on Macintosh, Windows, UNIX, and Linux platforms. To the extent that there is a slowdown of customer purchases of personal computers on either the Windows or Macintosh platforms or in general, our business could be harmed.

    We distribute our application products primarily through distributors, resellers, and retailers (collectively referred to as "distributors"). A significant amount of our revenue for application products is from a single distributor. We are in the process of revising our channel program to reduce the overall number of our distributors worldwide and focus our channel efforts on larger distributors. This revision of the channel program has resulted in an increase in our dependence on a smaller number of distributors selling through a larger amount of our products. Additionally, our goal is to increase our direct distribution of our products to end users through our online store located on our Web site atwww.adobe.com. Any such increase in our direct revenue efforts will place us in increased competition with our channel distributors and with newer types of distribution of our products by online, Internet-based resellers of our products. While we anticipate that the restructuring and streamlining of our product distribution channels and the increase in the scope of our direct sales efforts will eventually improve our business by decreasing discounts or rebate programs provided to distributors, decreasing product returns, and shortening inventory cycles, these changes could instead seriously harm our business.

    In addition, we continue to expand into third-party distribution channels, including value-added resellers and systems integrators, in our effort to further broaden our customer base. As a result, the financial health of these third parties and our continuing relationships with them are becoming more important to our success. Some of these companies are thinly capitalized and may be unable to withstand changes in business conditions. Our business could be seriously harmed if the financial condition of some of these third parties substantially weakens or if our relationships with them deteriorate. Also, as we seek to further broaden our customer base in the corporate business and consumer markets, we may not successfully adapt our application software distribution channels, which could cause our operating results to suffer. We could experience decreases in average selling prices and some transitions in our distribution channels that could seriously harm our business.

    We currently rely on three manufacturers of our products, each located in a different region; one of these has just been added in the first quarter of fiscal 2000. If a manufacturer terminates its relationship with us or if our supply from a manufacturer is interrupted or terminated for any other reason, we may not have enough time to replace the supply of products manufactured by that manufacturer to avoid harm to our business.

    Revenue from our OEM PostScript and Other segment experienced a 34% decline in fiscal 1999 compared to fiscal 1998, primarily as a result of a decline in revenue from the licensing of PostScript technology. We expect this trend to continue and believe that our financial results could be harmed by it. The weakness in the monochrome laser printer and Japanese markets were factors causing the revenue decline. In addition, in the fall of fiscal 1997, HP began to ship a clone version of Adobe PostScript technology in some printers, resulting in lower licensing revenue to us in fiscal 1999 and 1998. Even though we continue to work with HP printer operations to incorporate Adobe PostScript and other technologies into other HP products, we expect continued lower revenue in this segment from HP in fiscal 2000. If other significant customers also decide to incorporate a clone version instead of Adobe PostScript technology, it could seriously harm our business. Further, OEM customers on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us.

    From the end of fiscal 1997 through the first quarter of fiscal 1999, we experienced a decline in revenue from the Japanese market due to a weak Japanese computer market and general economic conditions in Japan. During the second, third, and fourth quarters of fiscal 1999, we experienced an increase in application revenue from our Japanese operation but still continued to experience a decline in OEM PostScript and Other revenue. In addition, at the end of fiscal 1997, inventory levels for application products at our Japanese distributors remained higher than what we consider normal. During fiscal 1998, we worked with our major distributors in Japan to reduce channel inventory to what we consider a reasonable level. Despite the slight improvement in the Japanese economy in the second, third, and fourth quarters of fiscal 1999, these adverse economic conditions may continue in the short term, and they may continue to adversely affect our revenue and earnings. Although there are also adverse conditions in other Asian and Latin American economies, the countries affected represent a much smaller portion of our revenue and thus have less impact on our operational results.

    We recently implemented restructurings of our business in the second, third, and fourth quarters of fiscal 1999, resulting in a workforce reduction of 9%. However, we plan to continue to invest in certain areas, which will require us to hire additional employees. Competition for high-quality personnel, especially highly skilled engineers, is extremely intense. Our ability to effectively manage this growth will require us to continue to improve our operational and financial controls and information management systems and to attract, retain, motivate, and manage employees effectively; otherwise our business could be seriously harmed.

    The Internet market is rapidly evolving and is characterized by an increasing number of market entrants that have introduced or developed products addressing authoring and communication over the

Internet. As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The software industry addressing authoring and communications over the Internet is young and has few proven products. Standards defining Web graphics have not yet been finally adopted. In addition, new models for licensing software will be needed to accommodate new information delivery practices. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, ease of use and access, cost, and quality of service) remain unresolved and may affect the growth of Internet use, together with the software standards and electronic media employed in such markets.

    We have stated that we intend to increase our investment in eBusiness and enhanced marketing activities in an effort to achieve revenue growth, but we can provide no assurance that this increased investment in this new market will result in increased revenue.

    We derive a significant portion of our revenue and operating income from our subsidiaries located in Europe, Japan, Asia Pacific, and Latin America. We generally experience lower revenue from our European operations in the third quarter because many customers reduce their purchasing activities in the summer months. Additionally, we are uncertain whether the recent weakness experienced in the Japan, Asia Pacific, and Latin America markets will continue in the foreseeable future due to possible currency devaluation and liquidity problems in these regions. While most of the revenue of our European subsidiaries is denominated in U.S. dollars, the majority of our revenue derived from Japan is denominated in yen, and the majority of all our subsidiaries' operating expenses are denominated in their local currencies. As a result, our operating results are subject to fluctuations in foreign currency exchange rates. To date, the financial impact of such fluctuations has not been significant. Our hedging policy attempts to mitigate some of these risks, based on our best judgment of the appropriate trade-offs among risk, opportunity, and expense. We have established a hedging program to hedge our exposure to foreign currency exchange rate fluctuations, primarily of the Japanese yen. Our hedging program is not comprehensive, and our program may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

    In connection with the enforcement of our own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third-party rights, we have been and may in the future be subject to complex, protracted litigation as part of our policy to vigorously defend our intellectual property rights. Intellectual property litigation is typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended past litigation, we may not prevail in any ongoing or future litigation. Adverse decisions in such litigation could have negative results, including subjecting us to significant liabilities, requiring us to seek licenses from others, preventing us from manufacturing or licensing certain of our products, or causing severe disruptions to our operations or the markets in which we compete, any one of which could seriously harm our business.

    We prepare our financial statements in conformity with generally accepted accounting principles ("GAAP"). GAAP are subject to interpretation by the American Institute of Certified Public Accountants (the "AICPA"), the Securities and Exchange Commission (the "SEC"), and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even affect the reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including:

  •
  rules relating to software revenue recognition

  •
  purchase and pooling-of-interests accounting for business combinations

  •
  the valuation of in-process research and development

  •
  employee stock purchase plans

  •
  stock option grants

have recently been revised or are under review by one or more groups. Changes to these rules or the questioning of current practices may have a significant adverse effect on our reported financial results or in the way in which we conduct our business.

    Due to the factors noted earlier, as well as the Year 2000 issues noted later, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings compared to analysts' or investors' expectations could cause, and has caused in the past, an immediate and significant decline in the trading price of our common stock. Additionally, we may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock. Finally, we participate in a highly dynamic industry. In addition to factors specific to us, changes in analysts' earnings estimates for us or our industry, and factors affecting the corporate environment, our industry, or the securities markets in general will often result in significant volatility of our common stock price.

Year 2000 Issues

    We have been addressing a broad range of issues associated with the programming code in existing computer systems as the year 2000 approached. The Year 2000 problem is complex, as many computer systems have been affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates risk for us from unforeseen problems in our products or our own computer and embedded systems and from third parties with whom we deal on financial and other transactions worldwide. Failure of our and/or third parties' computer systems or Year 2000 defects in our products could harm our ability to conduct our business.

    We commenced a phased program to inventory, assess, remediate, test, implement, and develop contingency plans for all mission-critical applications and products potentially affected by the Year 2000 issue (the "Y2K Program"). All phases have been substantially completed, including proactive testing and monitoring in the early part of the Year 2000. All of our business groups were involved in the Y2K Program efforts.

    We identified three potential areas of impact for review: (1) the software and systems, including embedded systems, used in our internal business processes; (2) third-party vendors, manufacturers and suppliers; and (3) our software products offered to customers. We estimate that the aggregate cost incurred for the Y2K Program was less than $3.0 million, which we funded from operating cash flows.

    Internal business processes.  We have substantially completed all phases of our Y2K Program related to our internal business processes, including proactive monitoring and testing of these processes during the early part of Year 2000. In addition, in order to protect against the acquisition of additional products that may not be Year 2000 ready, we implemented a policy requiring Year 2000 review of products or upgrades sold or licensed to us prior to their acquisition. Through January 2000, we have not discovered any material issues. However, as it is still early in the Year 2000, such failures, or the failure of any contingency plan, remain a possibility, and it could seriously harm our business if significant new noncompliance issues are identified.

    Third-party vendors, manufacturers, and suppliers.  Both before and after the Year 2000 date change, we contacted our critical suppliers, manufacturers, distributors, and other vendors to determine whether their operations and the products and services that they provide to us are Year 2000 compliant. Through January 2000, we have not discovered any material issues. However, as it is still early in the Year 2000, such failures or the failure of any contingency plan remain a possibility and could seriously harm our business.

    Products.  In addition, the Year 2000 issue could affect the products that we license. We are currently continuing to test our products and gather information about our technologies and products affected by the Year 2000 transition. Current information about our products is available on our Year 2000 Web site

(www.adobe.com/newsfeatures/year2000). Information on our Web site is provided to customers for the sole purpose of assisting in the transition to the Year 2000. Such information is the most currently available concerning our products and is provided "as-is" without warranty of any kind. We can provide no assurance that our current products do not contain undetected errors or defects associated with Year 2000 issues that may result in material costs to us.

    Contingency plans.  Our Y2K Program was designed to minimize the possibility of serious Year 2000 interruptions. However, because the possibility of such interruptions could not be eliminated, we developed contingency plans addressing Year 2000 issues in our high-impact areas and for other areas as we deemed practicable and advisable. Such plans for high-impact processes continue to be revised and updated based on current information, even after the start of the Year 2000, particularly in light of our internal ongoing process and structural changes. Other contingency plans were prepared, tested, and updated as we deemed practicable and appropriate. We continue to expect to have personnel and resources available to deal with any Year 2000 problems that occur.

    Some commentators have stated that a significant amount of litigation will arise from Year 2000 compliance issues, and we are aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it, and the impact and cost of such litigation is therefore not estimable. The impact of the Year 2000 on our future revenue is difficult to discern but is a risk to be considered in evaluating our future growth. Any costs associated with potential Year 2000 litigation exposure are not included in the total cost estimate above.

Recent Accounting Pronouncements

    In December 1998, the AICPA issued Statement of Position ("SOP") 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which amends SOP 97-2 and supersedes SOP 98-4. SOP 98-9 requires recognition of revenue using the "residual method" in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP 97-2. We will adopt SOP 98-9 in fiscal 2000, and we do not expect this to have a significant impact on us.

    In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which provides guidance on accounting for the costs of developing computer software intended for internal use. We must adopt SOP 98-1 effective as of fiscal 2000, and we do not expect the adoption to have a material impact on our results of operations or financial position.

    In June 1998, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities, and requires us to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. We will be required to implement SFAS 133 in fiscal year 2001. We have not determined the impact that SFAS 133 will have on our financial statements and we believe that such determination will not be meaningful until closer to the date of initial adoption.

LIQUIDITY AND CAPITAL RESOURCES

	1999	Change	1998	Change	1997
Cash, cash equivalents, and short-term investments	$498.7	83%	$272.5	(46)%	$503.0
Working capital	$355.4	73%	$205.0	(55)%	$454.3
Stockholders' equity	$512.2	(0.8)%	$516.4	(28)%	$715.4

    Our cash, cash equivalents, and short-term investments consist principally of money market mutual funds, municipal bonds, and United States government agency securities. All of our cash equivalents and short-term investments are classified as available-for-sale under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity.

    Our cash, cash equivalents, and short-term investments increased $226.2 million, or 83%, in fiscal 1999, primarily due to cash generated from operations of $334.2 million, proceeds from the issuance of treasury stock related to the exercise of stock options under our stock option plans and sale of stock under the Employee Stock Purchase Plan of $142.9 million, and the release of restricted funds totaling $130.3 million associated with the refinancing of our corporate headquarters lease agreement. Other sources of cash include the proceeds from the sale of equity securities and the sale of a building in the amount of $63.9 million and $40.6 million, respectively. In addition, short-term investments increased due to a reclassification of $46.7 million of investments classified as long-term to short-term as well as mark-to-market adjustments totaling $81.2 million.

    These factors were partially offset by the purchase of treasury stock in the amount of $479.2 million, capital expenditures of $42.2 million, the purchase of other assets for $43.5 million, the purchase of the assets of GoLive Systems and Attitude Software for $36.9 million, and the payment of dividends totaling $12.2 million.

    We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to purchase treasury stock and acquire software companies, products, or technologies that are complementary to our business.

    In September 1997, Adobe's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 30.0 million shares of our common stock over a two-year period. We repurchased approximately 1.7 million shares in the first quarter of fiscal 1999, 20.3 million shares in fiscal 1998, and 8.0 million shares in fiscal 1997, at a cost of $30.5 million, $362.4 million, and $188.6 million, respectively. This program was completed during the first quarter of fiscal 1999.

    In April 1999, Adobe's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. This new stock repurchase program was in addition to an existing program whereby we have been authorized to repurchase shares to offset issuances under employee stock option and stock purchase plans. No purchases have been made under the 5.0 million share repurchase program.

    Under our existing plan to repurchase shares to offset issuances under employee stock plans, we repurchased approximately 11.2 million, 0.7 million, and 4.6 million shares in fiscal 1999, 1998, and 1997, respectively, at a cost of $448.7 million, $16.8 million, and $87.0 million, respectively.

    We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.025 per common share for each of the four quarters in fiscal 1999, 1998, and 1997. On December 1, 1997, we dividended one share of Siebel common stock for each 600 shares of Adobe common stock held by stockholders of record on October 31, 1997. An equivalent cash dividend was paid for holdings of less than 15,000 Adobe shares and for odd-lot and fractional Siebel shares. Also, in fiscal 1997, we dividended one share of Netscape common stock for each 200 shares of Adobe common stock held by stockholders of record on July 31, 1997. An equivalent cash dividend was paid for holdings of less than 5,000 Adobe shares and for fractional Netscape shares. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

    To facilitate our stock repurchase program, we sold put warrants in a series of private placements in fiscal 1999, 1998, and 1997. Each put warrant entitles the holder to sell one share of our common stock to us at a specified price. Approximately 6.0 million, 8.0 million, and 9.2 million put warrants were written in fiscal 1999, 1998, and 1997, respectively. At December 3, 1999, approximately 2.7 million put warrants were outstanding that expire on various dates through April 2000 and have exercise prices ranging from $40.16 to $69.35 per share, with an average exercise price of $54.78 per share.

    In addition, in fiscal 1999, 1998, and 1997, we purchased call options that entitle us to buy 2.9 million, 3.2 million, and 4.6 million shares, respectively, of our common stock. At December 3, 1999, approximately 1.6 million call options were outstanding that expire on various dates through April 2000 and have exercise prices ranging from $43.42 to $74.83 per share, with an average exercise price of $60.42 per share. Under these arrangements, at our option, we can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

    We believe that existing cash, cash equivalents, and short-term investments, together with cash generated from operations, will provide sufficient funds for us to meet our operating cash requirements in the foreseeable future.

Commitments

    Our principal commitments as of December 3, 1999 consisted of obligations under operating leases, a line of credit agreement, venture investing activities, real estate development agreements, and various service agreements.

    In fiscal 1994 and 1996, we entered into real estate development agreements and operating lease agreements in connection with the construction of two corporate headquarters office facilities in San Jose, California. The operating lease agreement for the first office building commenced in 1996, and the operating lease agreement for the second facility commenced in 1998. In August 1999, we restructured these two lease agreements for our corporate headquarters. The amended and restated agreement replaces the two prior lease agreements commencing in 1996 and 1998, respectively. The lease is for a period of five years and is subject to standard covenants including financial ratios. We have an option to purchase the buildings at any time during the term for an amount equal to the total investment of the lessor. At the end of the lease term, we may exercise the purchase option or, with the mutual agreement of the lessor, renew the term of the lease. In addition to these possibilities, at the end of the term, we may elect to have the buildings sold to an unrelated third party. In such case, we are obligated to use our best efforts to arrange for such a sale and are obligated to pay the lessor the difference between the total investment in the buildings and the net sales proceeds, provided, however, that in no event would we be required to pay more than a maximum guaranteed residual amount as set forth in the lease. In the event we default during the term of the lease, the lessor could require us to purchase the buildings for an amount equal to our option price. As of December 3, 1999, we were in compliance with all financial covenants.

    During 1998, we entered into a real estate development agreement for the construction of an office building in Edinburgh, Scotland. During fiscal 1998 and 1999, we paid approximately $34.9 million for land, fees, and construction costs. During fiscal 1999, we announced a Board-approved restructuring which resulted in the reduction in workforce primarily in our European headquarters in Edinburgh, Scotland. (For further information, see Note 7 of the Notes to Consolidated Financial Statements.) As a result of the restructuring, the decision was made by management to sell the new facility in Edinburgh, and the sale was completed in September 1999. We received $40.6 million cash from the sale of the facility and realized a gain upon the sale of $5.7 million. As of December 3, 1999, we had no commitments related to this building.

    In August 1999, we entered into a $200.0 million unsecured revolving line of credit with a group of 15 banks for general corporate purposes, subject to certain financial covenants. One-half of the facility expires in August 2000, and the other $100.0 million expires in August 2002. Outstanding balances accrue interest at London Interbank Offered Rate ("LIBOR") plus a margin that is based on our financial ratios. There were no outstanding balances on the credit facility as of December 3, 1999. In addition, as of December 3, 1999, we were in compliance with all financial covenants.

    We believe that if the line of credit is canceled or amounts are not available under the line, there would not be a material adverse effect on our financial results, liquidity, or capital resources.

    Under the terms of the line of credit and the lease agreement, we may pay cash dividends unless an event of default has occurred or we do not meet certain financial ratios.

Derivatives and Financial Instruments
(Item 7a. Quantitative and Qualitative Disclosures About Market Risk)

  Foreign currency hedging instruments

    We transact business in various foreign currencies, primarily in certain European countries and Japan. Accordingly, we are subject to exposure from movements in foreign currency exchange rates. This exposure is primarily related to yen denominated licenses in Japan and local currency denominated operating expenses in Europe, where we license primarily in U.S. dollars.

    Our Japanese operating expenses are in yen, which mitigates a portion of the exposure related to yen denominated licenses in Japan. In addition, we hedge firmly committed transactions using primarily forward contracts. We also hedge a percentage of forecasted international revenue with purchased options. At December 3, 1999, total outstanding contracts included $17.0 million in foreign currency forward exchange contracts and purchased Japanese yen put option contracts with a notional value of $64.0 million. All contracts expire at various times through December 2000. Our hedging policy is designed to reduce the impact of foreign currency exchange rate movements, and we expect any gain or loss in the hedging portfolio to be offset by a corresponding gain or loss in the underlying exposure being hedged.

    A sensitivity analysis was performed on our hedging portfolio as of December 3, 1999. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% and 15% shift in the value of exchange rates relative to the U.S. dollar. An increase in the value of the U.S. dollar (and a corresponding decrease in the value of the hedged foreign currency asset) would lead to an increase in the fair value of our financial hedging instruments by $2.6 million and $4.4 million, respectively. Conversely, a decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $2.2 million and $3.3 million, respectively.

    Our accounting policies for these instruments are based on our designation of such instruments as hedging transactions. We recognize gains and losses associated with the mark-to-market of outstanding foreign exchange forward contracts that are designated and effective as hedges of existing transactions, for which a firm commitment has been attained, as income in the current period. Corresponding gains and losses on the foreign currency denominated transactions being hedged are recognized as income in that same period. In this manner, the gains and losses on foreign currency denominated transactions will be offset by the gains and losses on the foreign currency contracts. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows as a result of these instruments. We use yen options to hedge anticipated exposures.

    We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

    We currently do not use financial instruments to hedge local currency denominated operating expenses in Europe. Instead, we believe that a natural hedge exists, in that local currency revenue from product upgrades substantially offsets the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge European currency exposure on an ongoing basis.

    We regularly review our hedging program and may as part of this review determine at any time to change our hedging program.

  Fixed income investments

    At December 3, 1999, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $327.0 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

    A sensitivity analysis was performed on our investment portfolio as of November 30, 1999. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, plus 100, or plus 150 basis points over six-month and twelve-month time horizons. The market value changes for a 50, 100, or 150 basis point increase in short-term treasury security yields were not material due to the limited duration of our portfolio.

    We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We do, however, limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for its fixed income portfolios. At the present time, the maximum duration of all portfolios is limited to 2.3 years. The guidelines also establish credit quality standards, limits on exposure to one issue, issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines, we do not expect the exposure to market and credit risk to be material.

  Facility leases

    We are exposed to interest rate risk associated with leases of our facilities whose payments are tied to the LIBOR and have evaluated the hypothetical changes in lease obligations arising from selected hypothetical changes in the LIBOR rate. Market changes reflected immediate hypothetical parallel shifts in the LIBOR curve of plus or minus 50, 100, and 150 basis points for a twelve-month period. Based on this analysis, such charges would not be material to our results of operations or financial position.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

    Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.(a)1 for a listing of financial statements provided in the section titled "FINANCIAL STATEMENTS".

SUPPLEMENTARY DATA

    The following tables (presented in thousands, except per share amounts) set forth quarterly supplementary data for each of the years in the two-year period ended December 3, 1999. All share and per share amounts referred to in the table below have been adjusted to reflect the two-for-one stock split in the form of a stock dividend of our common stock effected October 26, 1999.

	1999
	Quarter Ended
					Year Ended Dec. 3
	Mar. 5	June 4	Sep. 3	Dec. 3
Revenue	$226,902	$245,886	$260,876	$281,770	$1,015,434
Gross profit	204,403	222,182	236,609	257,700	920,894
Income before income taxes	60,319	70,788	90,028	153,292	374,427
Net income	38,276	44,961	57,155	97,359	237,751
Basic net income per share	0.31	0.37	0.47	0.82	1.97
Shares used in computing basic net income per share	121,946	121,144	121,896	119,170	120,786
Diluted net income per share	0.30	0.35	0.44	0.76	1.84
Shares used in computing diluted net income per share	126,768	128,100	129,658	127,406	129,205

	1998
	Quarter Ended
					Year Ended Nov. 27
	Feb. 27	May 29	Aug. 28	Nov. 27
Revenue	$197,813	$227,310	$222,932	$246,736	$894,791
Gross profit	170,008	201,742	199,563	222,444	793,757
Income before income taxes	42,635	44,645	242	80,172	167,694
Net income	26,744	27,980	152	50,268	105,144
Basic net income per share	0.20	0.21	—	0.40	0.79
Shares used in computing basic net income per share	135,524	133,470	134,556	126,230	132,866
Diluted net income per share	0.19	0.20	—	0.39	0.77
Shares used in computing diluted net income per share	139,170	137,980	136,824	128,414	135,948

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    There were no disagreements on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure to be reported under this item.

PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS

    You will find information regarding Directors in the section captioned "Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 26, 2000. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

    You will find information with respect to executive officers in Item 1. Business of this report.

Item 11. Executive Compensation

    You will find this information in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 26, 2000. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    You will find this information in the section captioned "Security Ownership of Certain Beneficial Owners and Management" which will appear in the definitive Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held April 26, 2000. We are incorporating that information here by reference.

Item 13. Certain Relationships and Related Transactions

    During fiscal 1999, we entered into two separate loan agreements with Graham Freeman, an executive officer of Adobe, to assist with his relocation to San Jose, California. The first loan in the amount of $550,000 was repaid to us on December 31, 1999. The second loan, in the amount of $1.0 million, is interest-free and is secured by Mr. Freeman's principal residence. Under the terms of the agreement, Mr. Freeman is required to repay this loan at $200,000 per year for the next five years, beginning December 2000. In addition, the loan must be repaid in full within thirty days of any termination of his employment.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  Documents filed as part of this report

  1.
  Financial statements

  •
  Management's Report

  •
  Independent Auditors' Report

  •
  Consolidated Balance Sheets
    December 3, 1999 and November 27, 1998

  •
  Consolidated Statements of Income
    Years Ended December 3, 1999, November 27, 1998, and November 28, 1997

  •
  Consolidated Statements of Stockholders' Equity and Other Comprehensive Income
    Years Ended December 3, 1999, November 27, 1998, and November 28, 1997

  •
  Consolidated Statements of Cash Flows
    Years Ended December 3, 1999, November 27, 1998, and November 28, 1997

  •
  Notes to Consolidated Financial Statements

  2.
  Financial statement schedule

  •
  Schedule II—Valuation and Qualifying Accounts

  3.
  Exhibits

(a)
Index to Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	The Registrant's (as successor in-interest to Adobe Systems (Delaware) Incorporated by virtue of a reincorporation effective 5/30/97) Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/9/97.	10-Q	05/30/97	3.1
3.2.10	Amended and Restated Bylaws as currently in effect.	8-K	9/3/98	3.2
3.3	Certificate of Designation of the Series A Preferred Stock	10-K	05/30/97	2.1
3.4	Agreement and Plan of Merger effective 5/30/97 (by virtue of a reincorporation), by and between Adobe Systems Incorporated, a California corporation and Adobe Systems (Delaware) Incorporated, a Delaware corporation.	10-Q	05/30/97	2.1
4.1	Third Amended and Restated Rights Agreement between the Company and Harris Trust Company of California	8-K	12/15/98	1
10.1.6	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.21.3	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.24.1	1994 Performance and Restricted Stock Plan*	S-8	07/27/94	10.24.1

(continued)

10.24.2	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.25.0	Form of Indemnity Agreement*	10-K	11/30/90	10.17.2
10.25.1	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.32	Sublease of the Land and Lease of the Improvements By and Between Sumitomo Bank Leasing and Finance Inc. and Adobe Systems Incorporated (Phase 1)	10-K	11/25/94	10.32
10.36	1996 Outside Directors Stock Option Plan*	10-Q	05/31/96	10.36
10.37	Confidential Resignation Agreement*	10-Q	05/31/96	10.37
10.38	Sublease of the Land and Lease of the Improvements By and Between Sumitomo Bank Leasing and Finance Inc. and Adobe Systems Incorporated (Phase 2)	10-Q	08/30/96	10.38
10.39	1997 Employee Stock Purchase Plan, as amended*	S-8	05/30/97	10.39
10.40	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.42	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.43	Resignation Agreement*	10-K	11/28/97	10.43
10.44	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.45	Confidential Executive Resignation Agreement And General Release of Claims*	10-Q	8/28/98	10.45
10.46	Confidential Executive Resignation Agreement And General Release of Claims*	10-Q	8/28/98	10.46
10.47	Confidential Executive Resignation Agreement And General Release of Claims*	10-Q	8/28/98	10.46
10.48	Letter of Release and Waiver*	10-K	11/27/98	10.48
10.49	Confidential Executive Resignation Agreement And General Release of Claims*	10-Q	3/5/99	10.49
10.50	Confidential Executive Separation Agreement And General Release of Claims*	10-Q	6/4/99	10.50
10.51	Amended 1997 Employee Stock Purchase Plan*	S-8	6/21/99	10.51
10.52	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52
10.53	Amended, Restated and Consolidated Master Lease of Land and Improvements By and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.54	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54

(continued)

10.55	1999 Nonstatutory Stock Option Plan*	S-8	9/15/99	4.6
10.56	Note Secured by Deed of Trust and Promissory Note*				X
10.57	Termination Agreement				X
21	Subsidiaries of the Registrant				X
23	Consent of Independent Auditors				X
27.1	Financial Data Schedule				X
27.2	Financial Data Schedule				X
27.3	Financial Data Schedule				X

*
Compensatory plan or arrangement

    We will furnish any exhibit listed above that is not included here. You must specifically request the exhibit you would like to receive and pay our reasonable expenses in furnishing it to you. You should call or write:

                Investor Relations Department
                345 Park Avenue
                San Jose, CA 95110-2704
                408-536-4416
                Fax 408-537-4034

    Many of the above exhibits are also available through our EDGAR filings at www.sec.gov.

(b)
Reports on Form 8-K

Date of Report	Filing Date	Item Reported
September 16, 1999	September 17, 1999	5

    On September 17, 1999, we filed a Report on Form 8-K under Item 5 to report a two-for-one split of our common stock, in the form of a dividend, for stockholders of record on October 4, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED
By	/s/ HAROLD L. COVERT Harold L. Covert, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of February, 2000.

Signature	Title

/s/ JOHN E. WARNOCK John E. Warnock	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ CHARLES M. GESCHKE Charles M. Geschke	Chairman of the Board of Directors and President
/s/ ROBERT SEDGEWICK Robert Sedgewick	Director
/s/ DELBERT W. YOCAM Delbert W. Yocam	Director
/s/ CAROL MILLS BALDWIN Carol Mills Baldwin	Director
/s/ HAROLD L. COVERT Harold L. Covert	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SUMMARY OF TRADEMARKS

    The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in certain jurisdictions, are referenced in this Form 10-K:

  Adobe
  Acrobat
  Acrobat Capture
  Acrobat Reader
  ActiveShare
  Adobe Dimensions
  Adobe Font Folio
  Adobe PhotoDeluxe
  Adobe Premiere
  Adobe Publishing Collection
  Adobe Type Library
  Adobe Type Manager
  After Effects
  ePaper
  ePaper Solutions
  Extreme
  FrameMaker
  FrameMaker+SGML
  GoLive
  Illustrator
  ImageReady
  ImageStyler
  InCopy
  InDesign
  PageMaker
  PageMill
  PDF Merchant
  Photoshop
  PostScript
  PostScript 3
  PressReady
  PrintGear
  Streamline

    All other brand or product names are trademarks or registered trademarks of their respective holders.

FINANCIAL STATEMENTS

    As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

MANAGEMENT'S REPORT

    Management is responsible for all the information and representations contained in the consolidated financial statements and other sections of thisForm 10-K. Management believes that the consolidated financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included, and that the other information in thisForm 10-K is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

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

By	/s/ HAROLD L. COVERT Harold L. Covert Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

December 14, 1999

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of December 3, 1999 and November 27, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 3, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Mountain View, California
December 14, 1999

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 3 1999	November 27 1998
ASSETS
Current assets:
Cash and cash equivalents	$171,145	$110,871
Short-term investments	327,571	161,676
Receivables, net of allowances for doubtful accounts of $5,170 and $6,399, respectively	78,766	141,180
Deferred income taxes	36,185	32,028
Other current assets	9,348	10,190

Total current assets	623,015	455,945
Property and equipment, net	69,138	93,887
Deferred income taxes	—	16,647
Other assets	111,706	200,852

	$803,859	$767,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$35,692	$48,681
Accrued expenses	150,902	117,539
Accrued restructuring charges	8,675	8,867
Income taxes payable	56,684	64,546
Deferred revenue	15,676	11,333

Total current liabilities	267,629	250,966

Deferred income taxes	24,021	—

Stockholders' equity:
Preferred stock, $0.0001 par value;
2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value;
Authorized: 200,000 shares;
Issued: 147,882 shares in 1999 and 1998; and additional paid-in capital	369,057	306,859
Retained earnings	896,239	732,730
Accumulated other comprehensive income	40,332	(1,879)
Treasury stock, at cost (29,343 and 26,100 shares in 1999 and 1998, respectively), net of reissuances	(793,419)	(521,345)

Total stockholders' equity	512,209	516,365

	$803,859	$767,331

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended
	December 3 1999	November 27 1998	November 28 1997
Revenue	$1,015,434	$894,791	$911,894
Direct costs	94,540	101,034	116,188

Gross profit	920,894	793,757	795,706

Operating expenses:
Research and development	197,476	188,261	165,859
Sales and marketing	328,505	315,544	290,096
General and administrative	103,622	118,615	101,050
Restructuring and other charges	23,028	38,245	(590)
Acquired in-process research and development	3,580	—	5,969
Amortization of goodwill and purchased intangibles	4,830	7,745	2,566

Total operating expenses	661,041	668,410	564,950

Operating income	259,853	125,347	230,756

Nonoperating income, net:
Investment gain, net	88,891	14,994	34,290
Interest and other income	25,683	27,353	31,044

Total nonoperating income, net	114,574	42,347	65,334

Income before income taxes	374,427	167,694	296,090
Income tax provision	136,676	62,550	109,253

Net income	$237,751	$105,144	$186,837

Basic net income per share	$1.97	$0.79	$1.30

Shares used in computing basic net income per share	120,786	132,866	143,924

Diluted net income per share	$1.84	$0.77	$1.26

Shares used in computing diluted net income per share	129,205	135,948	148,320

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
(In thousands)

	Common Stock and Additional Paid-in Capital
					Accumulated Other Comprehensive Income	Treasury Stock
			Retained Earnings	Comprehensive Income
	Shares	Amount				Shares	Amount	Total
Balances as of November 29, 1996	142,952	$148,602	$529,546	—	$28,366	—	$—	$706,514
Comprehensive income:
Net income	—	—	186,837	$186,837	—	—	—	186,837
Other comprehensive income, net of tax:
Unrealized gains on investments	—	—	—	7,416	—	—	—	—
Reclassification adjustments on unrealized gains on investments	—	—	—	(37,340)	—	—	—	—

Net unrealized gains (losses) on investments, net of taxes of ($17,499)	—	—		(29,924)	(29,924)	—	—	(29,924)
Foreign currency translation adjustments	—	—	—	528	528	—	—	528

Other comprehensive income (loss)	—	—	—	(29,396)	—	—	—	—

Comprehensive income, net of tax	—	—	—	$157,441	—	—	—	—

Stock issued under employee stock and stock option plans	7,262	70,995	—	—	—	—	—	70,995
Tax benefit from employee stock option plans	—	29,607	—	—	—	—	—	29,607
Stock compensation expense	—	1,329	—	—	—	—	—	1,329
Dividends declared	—	—	(52,522)	—	—	—	—	(52,522)
Repurchase of common stock	(2,332)	(36,956)	—	—	—	(10,352)	(238,688)	(275,644)
Proceeds from sale of put warrants	—	6,356	—	—	—	—	—	6,356
Reclassification of put warrant obligations	—	71,348	—	—	—	—	—	71,348

Balances as of November 28, 1997	147,882	291,281	663,861	—	(1,030)	(10,352)	(238,688)	715,424
Comprehensive income:
Net income	—	—	105,144	$105,144	—	—	—	105,144
Other comprehensive income, net of tax:
Unrealized gains on investments	—	—	—	(2,767)		—	—	—
Reclassification adjustments on unrealized gains on investments	—	—	—	—	—	—	—	—

Net unrealized gains (losses) on investments, net of taxes of ($1,867)	—	—	—	(2,767)	(2,767)	—	—	(2,767)
Foreign currency translation adjustments	—	—	—	1,918	1,918	—	—	1,918

Other comprehensive income (loss)	—	—	—	(849)	—	—	—	—

Comprehensive income, net of tax	—	—	—	$104,295	—	—	—	—

Tax benefit from employee stock option plans	—	12,595	—	—	—	—	—	12,595
Stock compensation expense	—	215	—	—	—	—	2,298	2,513
Dividends declared	—	—	(12,962)	—	—	—	—	(12,962)
Purchase of treasury stock	—	—	—	—	—	(21,026)	(379,203)	(379,203)
Reissuance of treasury stock under employee stock and stock option plans	—	—	(23,313)	—	—	5,278	94,248	70,935
Proceeds from sale of put warrants	—	2,768	—	—	—	—	—	2,768

Balances as of November 27, 1998	147,882	$306,859	$732,730	—	$(1,879)	(26,100)	$(521,345)	$516,365

    (Continued)

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
(In thousands)
(Continued)

	Common Stock and Additional Paid-in Capital
					Accumulated Other Comprehensive Income	Treasury Stock
			Retained Earnings	Comprehensive Income
	Shares	Amount				Shares	Amount	Total
Balances as of November 27, 1998	147,882	$306,859	$732,730	—	$(1,879)	(26,100)	$(521,345)	$516,365
Comprehensive income:
Net income	—	—	237,751	$237,751	—	—	—	237,751
Other comprehensive income, net of tax:
Unrealized gains on investments	—	—	—	101,332	—	—	—	—
Reclassification adjustments on unrealized gains on investments	—	—	—	(58,524)	—	—	—	—

Net unrealized gains (losses) on investments, net of taxes of $26,698	—	—	—	42,808	42,808	—	—	42,808
Foreign currency translation adjustments	—	—	—	(597)	(597)	—	—	(597)

Other comprehensive income	—	—	—	42,211	—	—	—	—

Comprehensive income, net of tax	—	—	—	$279,962	—	—	—	—

Tax benefit from employee stock option plans	—	58,478	—	—	—	—	—	58,478
Stock compensation expense	—	2,742	—	—	—	—	2,530	5,272
Dividends declared	—	—	(12,623)	—	—	—	—	(12,623)
Purchase of treasury stock	—	—	—	—	—	(13,106)	(479,161)	(479,161)
Reissuance of treasury stock under employee stock and stock option plans	—	—	(61,619)	—	—	9,863	204,557	142,938
Proceeds from sale of put warrants	—	978	—	—	—	—	—	978

Balances as of December 3, 1999	147,882	$369,057	$896,239	—	$40,332	(29,343)	$(793,419)	$512,209

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 3 1999	November 27 1998	November 28 1997
Cash flows from operating activities:
Net income	$237,751	$105,144	$186,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,770	56,264	59,384
Deferred income taxes	694	(6,774)	(4,172)
Provision for losses on receivables	(3,319)	3,336	(440)
Gains on sales of equity securities	(89,977)	(15,337)	(34,290)
Gain on sale of building	(5,729)	—	—
Tax benefit from employee stock option plans	58,478	12,595	29,607
Stock compensation expense	5,272	2,513	1,329
Noncash restructuring and other charges	14,379	9,077	—
Changes in operating assets and liabilities:
Receivables	65,733	(14,390)	(14,711)
Other current assets	842	6,886	(2,351)
Trade and other payables	(12,989)	(8,461)	14,802
Accrued expenses	21,265	32,947	4,216
Accrued restructuring charges	(14,571)	3,914	(2,471)
Income taxes payable	1,257	17,125	(32,294)
Deferred revenue	4,343	(1,370)	(2,768)

Net cash provided by operating activities	334,199	203,469	202,678

Cash flows from investing activities:
Purchases of short-term investments	(270,960)	(1,278,178)	(2,657,302)
Maturities and sales of short-term investments	232,973	1,347,800	2,875,294
Proceeds from the release of restricted funds	130,260	—	—
Acquisitions of property and equipment	(42,206)	(59,745)	(33,882)
Additions to other assets	(43,474)	(57,520)	(36,153)
Acquisitions, net of cash acquired	(36,932)	(3,544)	(6,121)
Proceeds from the sale of building	40,613	—	—
Proceeds from sales of equity securities	63,876	10,886	30,993

Net cash provided by (used for) investing activities	74,150	(40,301)	172,829

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	70,995
Purchase of treasury stock	(479,161)	(379,203)	(275,644)
Proceeds from reissuance of treasury stock	142,938	70,935	—
Proceeds from sale of put warrants	978	2,768	6,356
Payment of dividends	(12,233)	(16,291)	(20,911)

Net cash used for financing activities	(347,478)	(321,791)	(219,204)
Effect of foreign currency exchange rates on cash and cash equivalents	(597)	1,918	528

Net increase (decrease) in cash and cash equivalents	60,274	(156,705)	156,831
Cash and cash equivalents at beginning of year	110,871	267,576	110,745

Cash and cash equivalents at end of year	$171,145	$110,871	$267,576

Supplemental disclosures:
Cash paid during the year for income taxes	$68,770	$22,471	$85,062

Noncash investing and financing activities:
Cash dividends declared but not paid	$3,452	$3,062	$3,558

Dividends in-kind declared but not distributed	$—	$—	$10,032

Dividends in-kind distributed	$—	$7,197	$21,603

Unrealized gains (losses) on available-for-sale securities, net of taxes	$42,808	$(2,767)	$(29,924)

Adjustments related to the reissuance of treasury stock	$58,877	$23,313	$—

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

  Operations

    Founded in 1982, Adobe Systems Incorporated ("Adobe" or the "Company") is a provider of graphic design, publishing, and imaging software for Web and print production. The Company offers a market-leading line of application software products, type products, and content for creating, distributing, and managing information of all types; licenses its technology to major hardware manufacturers, software developers, and service providers; and offers integrated software solutions to businesses of all sizes. The Company distributes its products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, and original equipment manufacturer ("OEM") customers; direct to end users through Adobe call centers; and through its own Web site at www. adobe.com. The Company has operations in the Americas, EMEA (Europe, Middle East, and Africa), and Asia.

  Fiscal year

    The Company's fiscal year is a 52/53-week year ending on the Friday closest to November 30.

  Basis of consolidation

    The accompanying consolidated financial statements include those of Adobe and its subsidiaries, after elimination of all intercompany accounts and transactions.

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

    All of the Company's cash equivalents and short-term investments, and certain restricted funds and noncurrent investments in equity securities, free of trading restrictions or to become free of trading restrictions within one year, are classified as "available-for-sale." These investments are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Realized gains and losses upon sale or maturity of these investments are determined using the specific identification method.

  Foreign currency translation

    Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange rates. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Certain other transaction gains or losses, which have not been material, are reported in results of operations.

  Property and equipment

    Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives (thirty-five years for the building; two to seven years for furniture and equipment) or lease terms (five to nine years for leasehold improvements) of the respective assets.

  Other assets

    Purchased technology, goodwill, and certain other intangible assets are stated at cost less accumulated amortization. Amortization is recorded utilizing the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Capitalization of computer software development costs, when material, begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material.

  Long-lived assets

    The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount to undiscounted future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value, as determined by discounted cash flows. The Company assesses the recoverability of enterprise-level goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future results of the acquired operation. The amount of enterprise-level goodwill impairment, if any, is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds.

  Employee stock plans

    The Company accounts for its employee stock plans, which consist of fixed stock option plans, an employee stock purchase plan, and a performance and restricted stock plan, using the intrinsic value method.

  Revenue recognition

    Application products revenue is recognized upon shipment, provided collection is determined to be probable and no significant obligations remain. The Company provides to application products customers free telephone support, for which the expense is accrued, up to a maximum of 90 days beginning upon the customer's first call. The cost of telephone support is amortized as the obligation is fulfilled. Revenue from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. The Company provides for estimated future returns, and price protection when given, at the time the related revenue is recorded.

    Licensing revenue, primarily royalties, is recorded when OEM customers ship products incorporating Adobe software, provided collection of such revenue is probable. The Company has no remaining obligation in relation to such licensing revenue.

    Deferred revenue includes customer advances under OEM licensing agreements. Additionally, maintenance revenue for application products is deferred and recognized ratably over the term of the contract, generally twelve months.

  Direct costs

    Direct costs include product packaging, third-party royalties, amortization related to localization costs and acquired technologies, and reserves for excess and obsolete inventory.

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

    The Company currently uses forward contracts as hedges of firmly committed transactions. For these contracts, mark-to-market gains and losses are recognized as other income or expense in the current period, generally consistent with the period in which the gain or loss of the underlying transaction is recognized. As of December 3, 1999, the majority of all forward foreign currency contracts entered into by the Company had maturities of 90 days or less.

  Put warrants and call options

    The Company utilizes put warrants and call options ("puts and calls") to facilitate the repurchase of its common stock. The puts and calls permit, at the Company's option, physical delivery or net share settlement equal to the difference between the exercise price and the value of the option as determined by the contract. Accordingly, in-the-money put warrants do not result in a liability on the balance sheet.

  Stock split

    The Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend of the Company's common stock to stockholders of record on October 4, 1999 effected October 26, 1999. All share and per share amounts referred to in the consolidated financial statements have been adjusted to reflect this stock split.

  Comprehensive income

    The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," on November 28, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of comprehensive income (loss) that the Company currently reports are unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments. Comprehensive income and its components are displayed on the Company's Consolidated Statements of Stockholders' Equity and Other Comprehensive Income.

  Recent accounting pronouncements

    In December 1998, the AICPA issued Statement of Position No. 98-9 ("SOP 98-9"), "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which amends SOP 97-2 and supersedes SOP 98-4. SOP 98-9 requires recognition of revenue using the "residual method" in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP 97-2. The Company will adopt SOP 98-9 in fiscal 2000. The adoption of SOP 98-9 is not expected to have a significant impact on the Company.

    In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of developing computer software intended for internal use. The Company must adopt SOP 98-1 effective as of fiscal 2000, and the adoption is not expected to have a material impact on the Company's results of operations or financial position.

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. The Company will be required to implement SFAS 133 in its fiscal year 2001. The Company has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

  Reclassifications

    Certain reclassifications were made to the fiscal 1998 and 1997 consolidated financial statements to conform to the fiscal 1999 presentation, including certain reclassifications within operating expenses and between operating expenses and direct costs that were made to enable management to better analyze financial results. These reclassifications did not impact total operating profit in fiscal 1998 and 1997.

NOTE 2. ACQUISITIONS

    During the fourth quarter of fiscal 1999 the Company acquired substantially all of the assets, consisting of intellectual property, of Attitude Software, LLC ("Attitude Software"). The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 ("APB 16"), and substantially all of the purchase price of $3.0 million cash was allocated to in-process research and development and expensed at the time of acquisition. The ongoing project at Attitude Software at the time of the purchase included the development of the 3D Anarchy authoring product. This technology was purchased for incorporation into future versions of existing Adobe products to further enhance the feature sets and user interface contained within the products. At the date the Company acquired Attitude Software, it was estimated that 50% of the development effort had been completed and that the remaining 50% of the development effort would take approximately eighteen months to complete and would cost $1.8 million. The efforts required to complete the development of the technology primarily relate to additional design efforts to integrate the technologies into several of the Company's products, finalization of coding, and completion testing. The value of the in-process technology was determined by estimating the projected net cash flows related to products the technology will be integrated into, including costs to complete the development of the technology and the future net revenues that may be earned from the products, excluding the value attributed to the existing technology with the products prior to the integration of the purchased technology. These cash flows were discounted back to their net present value using a discount rate of 20%, exclusive of the value attributable to the use of the in-process technologies in future products.

    Additionally, during the fourth quarter of fiscal 1999, the Company acquired substantially all of the assets, consisting of intellectual property, of Photomerge Technology. In connection with the acquisition of Photomerge Technology, 100% of the purchase price, or $600,000 cash, was allocated to in-process research and development, due to the state of completion and the uncertainty of the technology.

    On January 4, 1999, the Company acquired substantially all of the assets, consisting of intellectual property and a minimal amount of fixed assets, of both GoLive Systems, Inc., a Delaware corporation, and GoLive Systems GmbH and Co. KG, a German limited partnership (together "GoLive Systems"). GoLive Systems creates Web site development software, which enables users to effectively use the Internet for professional publishing and communication. The acquisition was accounted for under the purchase method of accounting in accordance with APB 16. The initial purchase price of the acquisition was approximately $31.0 million cash, plus additional contingency payments of up to $8.0 million based on achieving certain technical and employment milestones. The Company determined that certain milestones had been reached as of March 5, 1999, and as such, $4.0 million in contingent payments were recorded as additional purchase price and paid throughout fiscal 1999. Approximately $11.4 million of the purchase price was allocated to the developed technology, and the remaining $23.6 million was allocated to trademark, the value of the assembled workforce, and goodwill.

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

NOTE 3. CASH, CASH EQUIVALENTS, AND INVESTMENTS

    All cash, cash equivalents, and short-term investments consisted of the following:

	As of December 3, 1999
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$42,452	$—	$—	$42,452
Cash equivalents:
Money market mutual funds	52,135	—	—	52,135
Time deposit	5,000	—	—	5,000
State and municipal bonds and notes	66,575	—	—	66,575
United States government agency notes	4,983	—	—	4,983

Total cash equivalents	128,693	—	—	128,693

Total cash and cash equivalents	171,145	—	—	171,145

Short-term investments:
State and municipal bonds	198,284	441	(666)	198,059
Other marketable equity securities	46,694	83,817	(999)	129,512

Total short-term investments	244,978	84,258	(1,665)	327,571

Total securities	$416,123	$84,258	$(1,665)	$498,716

	As of November 27, 1998
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$30,755	$—	$—	$30,755

Cash equivalents:
Money market mutual funds	34,583	—	—	34,583
State and municipal bonds and notes	45,533	—		45.533

Total cash equivalents	80,116	—	—	80,116

Total cash and cash equivalents	110,871	—	—	110,871

Short-term investments:
State and municipal bonds	156,344	1,435	(63)	157,716
United States government treasury notes	3,952	7	—	3,959
Other marketable equity securities	1	—	—	1

Total short-term investments	160,297	1,442	(63)	161,676

Total current securities	271,168	1,442	(63)	272,547

Classified as noncurrent assets:
Money market mutual funds	66,000	—	—	66,000

Total securities	$337,168	$1,442	$(63)	$338,547

    Approximately $128.7 million and $80.1 million in investments are classified as cash equivalents as of December 3, 1999 and November 27, 1998, respectively, and all noncurrent investments are included in other assets. Unrealized gains (losses) on all securities, net of taxes, are included in accumulated other comprehensive income, which is a separate component of stockholders' equity, and totaled $43.6 million and $0.8 million as of December 3, 1999 and November 27, 1998, respectively. Net realized gains for the years ended December 3, 1999 and November 27, 1998 of $53.7 million and $12.9 million, respectively, are included in nonoperating income.

    As of December 3, 1999, the cost and estimated fair value of current debt securities and money market mutual funds with a maturity of one year or less were $176.0 million and $176.2 million, respectively, and the cost and estimated fair value of current debt securities with maturities ranging from one to five years were $151.0 million and $150.6 million, respectively. These securities are classified as current assets based on the Company's intent and ability to use these securities as necessary to satisfy significant short-term liquidity requirements that may arise.

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

	December 3 1999	November 27 1998
Land	$846	$7,421
Building	4,477	4,477
Equipment	156,658	156,324
Furniture and fixtures	26,840	28,464
Capital projects in-progress	6,592	—
Leasehold improvements	25,795	24,829

	221,208	221,515
Less accumulated depreciation and amortization	152,070	127,628

	$69,138	$93,887

NOTE 5. OTHER ASSETS

    Other assets consisted of the following:

	December 3 1999	November 27 1998
Investments	$75,793	$56,332
Purchased technology and licensing agreements	17,505	3,502
Restricted funds and security deposits	—	130,260
Intangibles and other assets	53,387	27,527

	146,685	217,621

Less accumulated amortization	34,979	16,769

	$111,706	$200,852

    The Company owns a minority interest in certain companies and a majority interest in Adobe Ventures L.P.; Adobe Ventures II, L.P.; and Adobe Ventures III, L.P. The limited partnership investments are accounted for under the equity method, as contractually the partnerships are controlled by the general partner, a third party.

    The investments in Adobe Ventures L.P.; Adobe Ventures II, L.P.; and Adobe Ventures III, L.P., which were established to enable the Company to invest in emerging technology companies strategic to Adobe's software business, totaled $17.1 million, $31.9 million, and $16.1 million, respectively, as of December 3, 1999, and totaled $20.0 million, $22.3 million, and nil, respectively, as of November 27, 1998. The Company's investments in the limited partnerships are adjusted to reflect its equity interest in Adobe Ventures L.P.; Adobe Ventures II, L.P.; and Adobe Ventures III L.P.'s investment income (loss) and dividend distributions, which totaled $12.4 million, $346,000, and $(1.3) million in fiscal years 1999, 1998, and 1997, respectively. Adobe Ventures L.P.; Adobe Ventures II, L.P.; and Adobe Ventures III, L.P. carry their investments in equity securities at an estimated fair market value, and unrealized gains and losses are included in investment income (loss). The stock of substantially all of the technology companies held by the limited partnerships at December 3, 1999 is not publicly traded, and therefore, there is no established market for these investments. As such, these investments are valued based on the most recent round of financing involving new nonstrategic investors and estimates made by the general partner, a third party. When investments held by the limited partnerships are publicly traded, the fair value of such investments is based on quoted market prices, and mark-to-market adjustments are included in investment income.

    The Company owns minority interests in certain technology companies totaling $10.6 million and $14.0 million as of December 3, 1999 and November 27, 1998, respectively. Investments in equity securities that are not publicly traded, or are restricted from trading for more than one year, are carried at the lower of cost or market.

    The Company's portfolio of equity investments at December 3, 1999 had a cost basis of $67.5 million and a fair market value of $75.8 million. (For further information, see Note 9.)

    As of December 3, 1999, the Company did not have any restricted funds or pledged collateral. The Company had deposited funds with a lessor as an interest-bearing security deposit totaling $64.3 million as of November 27, 1998. In addition, as of November 27, 1998, the Company had pledged collateral with a lessor comprised of money market mutual funds totaling $66.0 million.

    As of December 3, 1999, intangibles and other assets consist primarily of goodwill in the amount of $26.4 million, capitalized localization of $18.0 million, and other intangible assets of $8.9 million. Amortization expense related to goodwill, purchased technology, capitalized localization, and other intangible assets was $21.6 million and $20.4 million in fiscal 1999 and 1998, respectively.

NOTE 6. ACCRUED EXPENSES

    Accrued expenses consisted of the following:

	December 3 1999	November 27 1998
Accrued compensation and benefits	$65,957	$41,592
Sales and marketing allowances	9,990	13,439
Minority interest	17,737	1,525
Other	57,218	60,983

	$150,902	$117,539

NOTE 7. RESTRUCTURING AND OTHER CHARGES

    During fiscal 1999 and 1998, the Company implemented three different Board-approved restructuring programs. These unique restructuring programs were directly focused on improving the Company's competitive position as well as enhancing the Company's allocation of resources. In addition to these three restructurings, the Company also implemented restructuring programs in fiscal 1994 and 1995 related to the Aldus Corporation ("Aldus") and Frame Technology Corporation ("Frame") acquisitions. As of

December 3, 1999, there was no restructuring liability remaining for restructuring programs prior to fiscal 1998.

    The fourth quarter 1999 restructuring program was implemented to enhance the Company's worldwide customer support activity and to streamline the product distribution and warehouse operations in North America. The program resulted in severance and related charges for 86 positions and included charges for vacating leased facilities.

    The 1999 restructuring program implemented in the second and third quarters was directly related to the centralization of the Company's worldwide sales and administrative organization and the realignment of the Company's Printing Solutions business. The program included a reduction in force of 198 positions, two of which were executive positions. In addition to severance and related charges, the restructuring program included charges for vacating leased facilities.

    The 1998 restructuring program was implemented to refocus the Company's product development efforts and to eliminate management redundancies in the organization. This program consisted of severance and related charges for 364 positions, four of which were executive positions. Moreover, the Company divested two business units, canceled certain contracts, and vacated leased facilities.

  Fiscal 1999 restructuring programs

    The restructuring program implemented in the fourth quarter of fiscal 1999 included a reduction in force of 86 positions and the closure of the North American distribution warehouse as a result of the decision to outsource the Company's North American distribution operation and the majority of its customer support services. The reduction in force primarily affected employees in Seattle, Washington and Santa Clara, California. Total charges incurred as a result of the restructuring were $2.1 million, which include severance and related charges associated with the reduction in force and charges related to vacating leased facilities. As of December 3, 1999, $2.1 million remains accrued and is expected to be paid by the end of the second quarter of fiscal 2000.

    The following table depicts the activity for the 1999 fourth-quarter restructuring program through December 3, 1999:

	Total Charges	Cash Payments	Write- Downs	Accrued Balance at December 3 1999
Severance and related charges	$1,953	$—	$—	$1,953
Lease termination costs	103	—	—	103
Impairment of leasehold improvements at vacated facilities	90	—	(90)	—

	$2,146	$—	$(90)	$2,056

    Severance and related charges include involuntary termination and COBRA benefits, outplacement costs, and payroll taxes for 86 employees, or 3% of the worldwide workforce. The reduction in force consisted of 72 employees from the customer service and technical support departments and 14 employees from the North American distribution operation. The decision was made to outsource a majority of these functions to achieve higher quality customer service and improve time-to-market efficiencies for product distribution.

    Lease termination costs of $0.1 million represent remaining lease liabilities related to the Santa Clara distribution center. Impairment of leasehold improvements represents charges for the write-down of the net book value of equipment specifically identified under the restructuring program as assets held for disposal. These assets were written down in accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

    The restructuring program implemented throughout the second and third quarters of fiscal 1999 included a reduction in force of 198 positions, two of which were executive positions. The reduction in force primarily affected the Company's European headquarters in Edinburgh, Scotland and its North American headquarters in San Jose, California. In addition to severance and related charges associated with the reduction in force, the restructuring program included charges for vacating leased facilities. These restructuring actions in the second and third quarters of fiscal 1999 resulted in total charges of $17.6 million, of which approximately $0.1 million were noncash charges. Of the $17.6 million in total charges, $5.9 million remains accrued at December 3, 1999.

    In the third and fourth quarters of fiscal 1999, the Company revised its estimate of the total costs associated with the program described above resulting in an adjustment to the second-quarter restructuring accrual of approximately $3.2 million. Approximately $3.0 million of the adjustment reflects lower than estimated severance and related charges primarily attributable to employees impacted by the restructuring who were able to find alternative employment within the Company. The remaining adjustment was due to lower than expected charges related to vacating leased facilities.

    The following table depicts the activity for the 1999 second-quarter restructuring program through December 3, 1999:

	Total Charges	Cash Payments	Write- Downs	Adjustments	Accrued Balance at December 3 1999
Severance and related charges	$14,641	$(6,458)	$—	$(2,976)	$5,207
Lease termination costs	2,545	(1,838)	—	(272)	435
Impairment of leasehold improvements at vacated facilities	132	—	(132)	—	—
Other charges	259	(54)	—	—	205

	$17,577	$(8,350)	$(132)	$(3,248)	$5,847

    Severance and related charges include involuntary termination and COBRA benefits, outplacement costs, and payroll taxes for 198 employees, or 7% of the worldwide workforce. The terminations were in the following areas: 42 in research and development, 107 in sales and marketing, and 49 in general and administrative.

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

    The phasing out of the European headquarters in Edinburgh, Scotland was implemented to reduce redundancies within the organization and resulted in a reduction in force of 48 general and administrative staff and 43 sales and marketing staff. The closure of the European headquarters was completed by December 31, 1999, and all termination benefits will be paid through the first quarter of fiscal 2000.

    The remaining terminations in the sales and marketing organization were primarily due to the centralization of the North American sales and marketing organization. The remaining general and administrative reductions were due to the elimination of redundancies throughout the organization. The majority of these terminations were completed by June 30, 1999, and the termination benefits will be paid through the first quarter of fiscal 2000.

    Lease termination costs of $0.4 million include remaining lease liabilities, brokerage fees, restoration charges, and legal fees offset by estimated sublease income related to facilities in the United States, Australia, Scotland, and Japan that will be vacated as part of the restructuring program. The facilities will be vacated as a result of the elimination of staff and organizational decisions associated with the centralization of certain activities in San Jose, California. The remaining accrual balance as of December 3, 1999 is expected to be paid through the second quarter of fiscal 2000.

    Charges related to the impairment of leasehold improvements at vacated facilities of $0.1 million included the write-down of the net book value of leasehold improvements, furniture, and equipment used in the vacated facilities. These assets were written down in accordance with the provisions of SFAS 121.

    Other charges of $0.3 million included legal and accounting fees incurred in Edinburgh and North America associated with employee terminations as part of the reduction in force. The remaining accrual balance as of December 3, 1999 is expected to be paid by the second quarter of fiscal 2000.

  Previously announced restructuring programs

    The following table depicts the activity for previously announced restructuring programs through December 3, 1999:

	Accrued Balance at November 27 1998	Total Charges	Cash Payments	Adjustments	Accrued Balance at December 3 1999
Accrual related to previous restructurings	$8,867	$—	$(6,221)	$(1,874)	$772

    As of December 3, 1999, approximately $0.8 million in accrued restructuring costs remain related to the Company's fiscal 1998 restructuring program. This balance is comprised of $0.3 million in severance and related charges, $0.1 million in lease termination costs, and $0.4 million in canceled contracts. The majority of the accrual is expected to be paid by the first quarter of fiscal 2000. Cash payments for the twelve months ended December 3, 1999 related to the fiscal 1998 restructuring were $0.7 million, $3.6 million, and $0.4 million for severance and related charges, lease termination costs, and canceled contracts costs, respectively. In addition, adjustments related to the fiscal 1998 restructuring were made during the year, which consisted of $0.4 million related to estimated lease termination costs and $0.3 million related to other charges.

    Included in the accrual balance as of November 27, 1998 were lease termination costs related to previously announced restructuring programs in fiscal 1994 and 1995. Cash payments for the twelve months ended December 3, 1999 related to both restructuring programs were $1.5 million. During the third and fourth quarters of fiscal 1999, the Company recorded adjustments to the accrual balance of approximately $1.2 million related to these programs. An adjustment of $0.6 million was made in the third quarter of fiscal 1999 due to the Company's success in terminating a lease agreement earlier than the contract term specified. In addition, $0.6 million was reduced from the restructuring accrual relating to expired lease termination costs for two facilities resulting from the merger with Frame in fiscal 1995. As of December 3, 1999 no accrual balances remain related to the Aldus and Frame mergers.

  Other charges

    During the third and fourth quarters of fiscal 1999, the Company recorded other charges of $8.4 million that were unusual in nature. These charges included $2.0 million associated with the cancellation of a contract and $2.2 million for accelerated depreciation related to the adjustment of the useful life of certain assets as a result of decisions made by management as part of the restructuring program. Additionally, the Company incurred a nonrecurring compensation charge totaling $2.6 million for a terminated employee and incurred consulting fees of $1.6 million to assist in the restructuring of the Company's operations.

NOTE 8. INCOME TAXES

    Income before income taxes includes net income from foreign operations of approximately $23.1 million, $18.8 million, and $59.3 million for the years ended December 3, 1999; November 27, 1998; and November 28, 1997, respectively.

    The provision for income taxes consisted of the following:

	Years Ended
	December 3 1999	November 27 1998	November 28 1997
Current:
United States federal	$54,097	$34,466	$42,238
Foreign	11,346	15,394	29,260
State and local	12,061	6,869	12,320

Total current	77,504	56,729	83,818

Deferred:
United States federal	(569)	(4,312)	(1,721)
Foreign	1,810	(1,500)	(2,071)
State and local	(547)	(962)	(380)

Total deferred	694	(6,774)	(4,172)

Charge in lieu of taxes attributable to employee stock plans	58,478	12,595	29,607

	$136,676	$62,550	$109,253

    Total income tax expense differs from the expected tax expense (computed by multiplying the United States federal statutory rate of approximately 35% for fiscal years 1999, 1998, and 1997 by income before income taxes) as a result of the following:

	Years Ended
	December 3 1999	November 27 1998	November 28 1997
Computed "expected" tax expense	$131,050	$58,693	$103,632
State tax expense, net of federal benefit	14,419	6,068	10,301
Nondeductible write-off of acquired in-process research and development	—	—	1,791
Nondeductible goodwill	—	2,011	825
Tax-exempt income	(2,650)	(4,190)	(5,559)
Tax credits	(2,450)	(4,708)	(4,604)
Foreign tax rate differential	—	1,406	1,864
Other, net	(3,693)	3,270	1,003

	$136,676	$62,550	$109,253

    The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of fiscal 1999 and 1998 are presented below:

	December 3 1999	November 27 1998
Deferred tax assets:
Acquired technology	$14,916	$14,099
Reserves and deferred revenue	38,159	30,655
Net operating loss carryforwards	933	2,171
Investments	—	2,988
Other	821	2,562

Total gross deferred tax assets	54,829	52,475
Deferred tax asset valuation allowance	(1,458)	(2,696)

Total deferred tax assets	53,371	49,779

Deferred tax liabilities:
Depreciation and amortization	(3,176)	(1,076)
Unrealized gains on investments	(37,867)	—
Other	(164)	(28)

Total deferred tax liabilities	(41,207)	(1,104)

Net deferred tax assets	$12,164	$48,675

    The Company provides United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States.

    As of December 3, 1999, the Company has foreign operating loss carryovers in various jurisdictions of approximately $2.0 million with various expiration dates. For financial reporting purposes, a valuation allowance has been established to fully offset the deferred tax assets related to foreign operating losses due to uncertainties in utilizing these losses. A valuation allowance has also been established for certain deductions related to investments. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

NOTE 9. BENEFIT PLANS

  Pretax savings plan

    In 1987, the Company adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all of the Company's United States employees. Under the plan, eligible employees may contribute up to 18% of their pretax salary, subject to certain limitations. The Company matched approximately 25% of the first 6% of employee contributions and contributed approximately $2.2 million, $2.4 million, and $1.8 million in fiscal 1999, 1998, and 1997, respectively. Beginning in fiscal 2000, the Company will match 50% of the first 6% of employee contributions. Matching contributions can be terminated at the Company's discretion.

  Profit sharing plan

    The Company has a profit sharing plan that provides for profit sharing payments to all eligible employees following each quarter in which the Company achieved at least 70% of its budgeted earnings for the quarter. Beginning in fiscal 2000, the percentage of its budgeted earnings that the Company must achieve increases to 80%. The plan, as well as the annual operating budget on which the plan is based, is approved by the Company's Board of Directors. The Company contributed approximately $23.2 million, $6.8 million, and $11.8 million to the plan in fiscal 1999, 1998, and 1997, respectively.

  Adobe Incentive Partners

    In March 1997, as part of its venture investing program, the Company established an internal limited partnership, Adobe Incentive Partners, L.P. ("AIP"), which allows certain of the Company's executive officers to participate in cash or stock distributions from Adobe's venture investments. Adobe is both the general partner and a limited partner of AIP. Other limited partners are executive officers and former executive officers of the Company who are or were involved in Adobe's venture investing activities and whose participation is deemed critical to the success of the program.

    Adobe's Class A senior limited partnership interest includes both a liquidation preference and a preference in recovery of the cost basis of each specific investment. The executives' Class B junior limited partnership interest qualifies for partnership distributions only after (a) Adobe has fully recovered the cost basis of its investment in the specific investee company for which a distribution is made; and (b) the participating executive has vested in his or her distribution rights. The distribution rights generally vest on a monthly basis over three years, such that the rights are 25% vested after one year, 50% vested after two years, and fully vested at the end of three years. The limited partnership investments are restricted to investments in companies that are private at the time of the establishment of AIP or when the investment is made, whichever is later. Partnership interests may be allocated to designated officers only while the investee company is still private. Class B interests may not exceed a maximum of 20% of the venture investments included in AIP.

    Assets held by AIP include Adobe's entire interests in Adobe Ventures L.P. and Adobe Ventures II, L.P. as well as equity securities of certain privately held companies. At December 3, 1999, the cost basis and recorded fair value of all investments included in AIP were $114.2 million and $205.4 million, respectively. In fiscal 1999, AIP recorded net income of $96.4 million. The participating officers received aggregate distributions of $7.5 million in fiscal 1999. The distribution to the officers represents their vested portion of nonmarketable securities that became marketable as a result of a public offering, as well as their vested portion of cash resulting from investments that were liquidated by AIP. The participating officers receive quarterly cash distributions as their partnership interests vest for investments that have been liquidated by AIP. At December 3, 1999, the minority interest held by the participating officers was $17.7 million and is included in accrued expenses on the Consolidated Balance Sheet.

NOTE 10. EMPLOYEE STOCK PLANS

  Stock option plans

    As of December 3, 1999, the Company had reserved 67.0 million shares of common stock for issuance under its 1994 and 1999 Stock Option Plans (the "Option Plans") for employees, which provides for the granting of stock options to employees and officers at the fair market value of the Company's common stock at the grant date. Initial options granted under the Option Plans generally vest 25% after the first year and ratably thereafter such that 50% and 100% are vested after the second and third year, respectively; subsequent options granted under the Option Plans generally vest ratably over the entire term such that 50% and 100% are vested after the second and third year, respectively. Outstanding option terms under all of the Company's employee stock option plans range from five to ten years.

    As of December 3, 1999, the Company had reserved 1.0 million shares of common stock for issuance under its 1996 Outside Directors Stock Option Plan, which provides for the granting of nonqualified stock options to nonemployee directors. In December 1999, the Company's Board of Directors approved an increase in the number of shares reserved under the 1997 Outside Directors Stock Option Plan of 250,000, to an aggregate of 1.25 million shares, subject to stockholder approval. Option grants are limited to 20,000 shares per person in each fiscal year, except for a new nonemployee director, who is granted 30,000 shares upon election as a director. All options are exercisable as vested within a ten-year term. Options generally vest over three years: 25% on the day preceding each of the next two annual meetings of stockholders of the Company and 50% on the day preceding the third annual meeting of stockholders of the Company after the grant of the option. The exercise price of the options that are issued is equal to the fair value on the date of grant. In fiscal 1999, the Company granted options for 40,000 shares with exercise prices of $29.72. In fiscal 1998, the Company granted options for 100,000 shares with exercise prices of $22.66 and an option for 30,000 shares to a new director with an exercise price of $21.03. In fiscal 1997, options for 100,000 shares were granted with exercise prices of $20.97.

    On September 23, 1998, the Board of Directors approved a stock option repricing program whereby each eligible stock option was automatically amended to have an exercise price equal to $16.9063. As a result, approximately 10.1 million options were amended by eligible employees for an equal number of repriced options. All other terms of the options, including expiration dates, remain substantially the same.

    Stock option activity for fiscal 1999, 1998, and 1997 is presented below:

	Years Ended
	December 3 1999		November 27 1998		November 28 1997
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	20,881,640	$15.84	16,292,470	$15.87	18,594,376	$12.84
Granted	9,294,040	59.35	21,426,700	17.53	4,904,234	20.43
Exercised	(8,521,400)	14.99	(3,977,954)	13.09	(6,127,556)	10.15
Canceled	(2,579,761)	18.12	(12,859,576)	19.54	(1,078,584)	16.88

Outstanding, end of year	19,074,519	37.11	20,881,640	15.84	16,292,470	15.87

Exercisable, end of year	4,899,741	15.84	8,736,636	14.29	9,125,908	13.25

Weighted average fair value of options granted during the year		$23.31		$13.84		$15.68

    Information regarding the stock options outstanding at December 3, 1999 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$ 3.28 — $ 4.75	101,940	0.85 years	$4.74	101,940	$4.74
$ 5.06 — $ 7.56	206,174	2.75 years	7.15	206,170	7.15
$ 8.13 — $11.94	224,338	1.97 years	10.38	224,268	10.38
$12.44 — $16.88	1,608,260	5.68 years	15.44	1,437,089	15.43
$16.91	7,832,377	6.42 years	16.91	2,680,719	16.91
$19.31 — $28.19	1,478,200	7.19 years	23.04	225,266	22.34
$29.72 — $42.69	689,650	7.60 years	36.09	24,265	32.50
$49.19 — $68.56	635,425	7.85 years	59.48	24	52.31
$71.38	6,298,155	7.91 years	71.38	—	0.00

	19,074,519	6.88 years	$37.11	4,899,741	$15.84

  Performance and Restricted Stock Plan

    The Performance and Restricted Stock Plan ("the Plan") provides for the granting of restricted stock and/or performance awards to officers and key employees. As of December 3, 1999, the Company had reserved 4.0 million shares of its common stock for issuance under the Plan. Restricted shares issued under the Plan generally vest annually between two to three years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights. As of December 3, 1999, 565,177 shares were outstanding and not yet vested.

    In fiscal 1999, 1998, and 1997, the Company granted 523,960; 37,700; and 259,100, shares of restricted stock, respectively, and the weighted average fair value of the shares was $45.41, $20.74, and $19.52, respectively. Additionally, the Company charged $5.3 million, $2.3 million, and $3.5 million to expense associated with restricted stock in fiscal 1999, 1998, and 1997, respectively.

    Performance awards issued under the Plan entitle the recipient to receive, at the discretion of the Company, shares or cash upon completion of the performance period subject to attaining identified performance goals. Performance awards are generally measured over a three-year period and cliff vest at the end of the three-year period. The projected value of these awards is accrued by the Company and charged to expense over the three-year performance period. As of December 3, 1999; November 27, 1998; and November 28, 1997, performance awards for 320,360; 403,740; and 341,748 shares were outstanding, respectively, and $(0.4) million, $(2.2) million, and $1.5 million, was charged (credited) to expense in fiscal 1999, 1998, and 1997, respectively. No performance awards were granted in fiscal 1999. In fiscal 1998 and 1997, performance awards were granted for 243,640 and 313,000 shares, respectively, and the weighted average fair value of the shares was $17.24 and $19.52, respectively.

  Employee Stock Purchase Plan

    The Company's Employee Stock Purchase Plan allows eligible employee participants to purchase shares of the Company's common stock at a discount through payroll deductions. For offerings commencing before September 1998, the plan consists of twenty-four month offering periods with four six-month purchase periods in each offering period; in September 1998, the plan was amended to reduce the offering periods for offerings commencing after that date to twelve-month offerings with two six-month purchase periods in each offering period. As of July 1, 2000, all employees participating in the plan will have twelve-month offering periods. Employees purchase shares at 85% of the market value at either the beginning of the offering period or the end of the purchase period, whichever price is lower. As of December 3, 1999, the Company had reserved 19.0 million shares of its common stock for issuance under this plan, and approximately 9.2 million shares remain available for future issuance.

    The weighted average fair value of the purchase rights granted in fiscal 1999, 1998, and 1997 was $10.37, $7.93, and $8.18, respectively.

  Cash Incentive Awards

    The Company grants Cash Incentive Awards ("CIAs"), a form of phantom stock, to designated key employees to reward them based on their contributions to a project. The cash value of the CIA is structured to mirror the Company's Restricted Stock Plan. Designated employees are granted CIAs that generally vest annually over a three-year period. Upon each vest date, the employee is paid the market value of the stock on the date of vest multiplied by the number of vested shares. The Company charged approximately $7.9 million, $2.3 million, and $0.1 million to expense for shares vested in fiscal 1999, 1998, and 1997.

  Stock Appreciation Rights

    In fiscal 1999 and 1998, the Company granted Stock Appreciation Rights ("SARs"), a form of phantom stock, to designated key employees based on their performance in the Company. Additionally, SARs are granted to employees in certain countries outside of the U.S. in lieu of stock options, generally with similar vesting schedules to the Company's option vesting schedule; these SARs generally expire eight years after the grant date. The performance-based SARs generally vest over a period of four years from the date of grant, but contain an acceleration feature that allows for a two-year vesting period based on the Company achieving predetermined performance goals. These performance-based SARs expire five years from the date of grant. Under the Company's SARs, designated employees are awarded rights that are equal to one share of common stock of the Company for each right awarded with an exercise price based on the fair market value on the grant date. When the award vests, employees have the right to exercise the award and receive the then-current value in cash of the appreciation from the exercise price of the exercised number of rights of the Company's common stock. The Company awarded 14,100 rights in fiscal 1999 with an exercise price of $71.38 and awarded 482,660 rights in fiscal 1998 with exercise prices ranging from $16.91 to $17.50. In fiscal 1999, the Company charged $9.8 million to expense based on the two-year vesting schedule as the Company achieved the performance goals set forth in the performance-based SARs, and in fiscal 1998, $0.3 million was charged to expense. The Company did not grant SARs to employees in fiscal 1997.

  Pro forma fair value disclosures

    The Company accounts for its employee stock plans, consisting of fixed stock option plans, an employee stock purchase plan, and a performance and restricted stock plan, using the intrinsic value method. The following table sets forth the pro forma amounts of net income and net income per share that would have resulted if the Company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation".

	Years Ended
	December 3 1999	November 27 1998	November 28 1997
Net income:
As reported	$237,751	$105,144	$186,837
Pro forma	$198,787	$54,435	$161,790
Net income per share:
As reported:
Basic	$1.97	$0.79	$1.30
Diluted	$1.84	$0.77	$1.26
Pro forma:
Basic	$1.64	$0.41	$1.12
Diluted	$1.56	$0.41	$1.10

    For purposes of computing pro forma net income, the fair value of each option grant, restricted stock grant, and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated as follows:

Years Ended
	December 3 1999	November 27 1998	November 28 1997
Expected life of options	3 years	3 years	3 years
Expected life of restricted stock	3 years	3 years	3 years
Expected life of purchase rights	0.75 years	1.25 years	1.25 years
Volatility	51%	53%	50%
Risk-free interest rate	4.5-5.9%	4.2-5.7%	5.0-6.6%
Dividend yield	0.25%	0.5%	0.5%

    Options and restricted stock grants vest over several years, and new option and restricted stock grants are generally made each year. Because of this, the pro forma amounts shown above may not be representative of the pro forma effect on reported net income in future years.

NOTE 11. STOCKHOLDERS' EQUITY

  Stockholder Rights Plan

    The Company's Stockholder Rights Plan is intended to protect stockholders from unfair or coercive takeover practices. In accordance with this plan, the Board of Directors declared a dividend distribution of one common stock purchase right on each outstanding share of its common stock held as of July 24, 1990 and on each share of common stock issued by the Company thereafter. In August 1997, the Stockholder Rights Plan was amended so that each right entitles the holder to purchase one unit of Series A Preferred Stock, which is equal to 1/1000 share of Series A Preferred Stock, par value $0.0001, per share, at a price of $115 per unit. As adjusted for the Company's 1999 stock split in the form of a dividend, each share of common stock now entitles the holder to one-half of such a purchase right. Each whole right still entitles the registered holder to purchase from the Company a unit of preferred stock at $115. The rights become exercisable in certain circumstances, including upon an entity acquiring or announcing the intention to acquire beneficial ownership of 15% or more of the Company's common stock without the approval of the Board of Directors or upon the Company being acquired by any person in a merger or business combination transaction. The rights are redeemable by the Company prior to exercise at $0.01 per right and expire on July 24, 2000.

  Stock repurchase programs

    In September 1997, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 30.0 million shares of the Company's common stock over a two-year period. The Company repurchased approximately 1.7 million shares in fiscal 1999, 20.3 million shares in fiscal 1998, and 8.0 million shares in fiscal 1997, at a cost of $30.5 million, $362.4 million, and $188.6 million, respectively. This program was completed during the first quarter of fiscal 1999.

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

    Under the Company's existing plan to repurchase shares to offset issuances under employee stock plans, the Company repurchased approximately 11.2 million, 0.7 million, and 4.6 million shares in fiscal 1999, 1998, and 1997, respectively, at a cost of $448.7 million, $16.8 million, and $87.0 million, respectively.

  Put warrants

    To facilitate the Company's stock repurchase program, the Company sold put warrants in a series of private placements in fiscal 1999, 1998, and 1997. Each put warrant entitles the holder to sell one share of Adobe's common stock to the Company at a specified price. Approximately 6.0 million, 8.0, million and 9.2 million put warrants were written in fiscal 1999, 1998, and 1997, respectively. At December 3, 1999, approximately 2.7 million put warrants were outstanding that expire on various dates through April 2000 and have exercise prices ranging from $40.16 to $69.35 per share, with an average exercise price of $54.78 per share.

    In addition, in fiscal 1999, 1998, and 1997, the Company purchased call options that entitle the Company to buy 2.9 million, 3.2 million, and 4.6 million shares, respectively, of its common stock. At December 3, 1999, approximately 1.6 million call options were outstanding that expire on various dates through April 2000 and have exercise prices ranging from $43.42 to $74.83 per share, with an average exercise price of $60.42 per share. Under these arrangements, the Company, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

    As part of the Company's current stock repurchase programs, the Company may, from time to time, enter into additional put warrant and call option arrangements. Under these arrangements, the Company, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract. In the future, the Company may consider other methods to acquire the Company's stock, including direct purchases, open market purchases, accelerated stock purchase programs, and other potential methods.

  Venture stock dividend program

    In March 1997, the Company established the venture stock dividend program under which the Company may, from time to time, distribute as a dividend-in-kind shares of its equity holdings in investee companies to Adobe stockholders. On December 1, 1997, the Company dividended one share of Siebel Systems, Incorporated ("Siebel") common stock for each 600 shares of Adobe common stock held by stockholders of record on October 31, 1997. An equivalent cash dividend was paid for holdings of less than 15,000 Adobe shares and for fractional Siebel shares.

NOTE 12. NET INCOME PER SHARE

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

	Years Ended
	December 3 1999	November 27 1998	November 28 1997
	(in thousands except per share data)
Net income	$237,751	$105,144	$186,837

Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	120,786	132,866	143,924
Dilutive common equivalent shares:
Unvested restricted stock	565	120	240
Stock options	7,818	2,962	4,110
Put warrants	36	—	46

Shares used to compute diluted net income per share	129,205	135,948	148,320

Basic net income per share	$1.97	$0.79	$1.30

Diluted net income per share	$1.84	$0.77	$1.26

    For the years ended December 3, 1999; November 27, 1998; and November 28, 1997, options to purchase approximately 7.2 million, 0.4 million, and 1.9 million shares, respectively, of common stock with exercise prices greater than the average fair market value of the Company's stock for the period of $39.75, $19.78, and $20.72, respectively, were not included in the calculation because the effect would have been antidilutive.

NOTE 13. COMMITMENTS AND CONTINGENCIES

  Lease commitments

    The Company leases certain of its facilities and some of its equipment under noncancelable operating lease arrangements that expire at various dates through 2015. Rent expense for these leases aggregated $29.4 million, $22.1 million, and $17.8 million during fiscal 1999, 1998, and 1997, respectively. As of December 3, 1999, future minimum lease payments under noncancelable operating leases, net of sublease income, are as follows:2000—$21.3 million; 2001—$20.0 million; 2002—$16.9 million; 2003—$14.0 million; 2004—$5.9 million; and $2.8 million thereafter.

    Included in the future minimum lease payments are the following amounts, net of anticipated sublease income, for leased facilities vacated in connection with the restructuring plans implemented in fiscal 1999 and the third quarter of fiscal 1998: 2000—$2.8 million; 2001—$2.6 million; 2002—$2.6 million; 2003—$2.5 million; 2004—$3.9 million; and $2.4 million thereafter.

    In fiscal 1994 and fiscal 1996, the Company entered into real estate development agreements and operating lease agreements in connection with the construction of two corporate headquarters office facilities in San Jose, California. The operating lease agreement for the first office building commenced in 1996, and the operating lease agreement for the second facility commenced in 1998. In August 1999, the Company restructured these two current lease agreements for its corporate headquarters. The amended and restated agreement replaces the two prior lease agreements commencing in 1996 and 1998, respectively. The lease is for a period of five years and is subject to standard covenants, including financial ratios. The Company has an option to purchase the buildings at any time during the term for an amount equal to the total investment of the lessor. At the end of the lease term, the Company may exercise the purchase option or, with the mutual agreement of the lessor, renew the term of the lease. In addition to these possibilities, at the end of the term, the Company may elect to have the buildings sold to an unrelated third party. In such case, the Company is obligated to use its best efforts to arrange for such a sale and is obligated to pay the lessor the difference between the total investment in the buildings and the net sales proceeds provided, however, that in no event would the Company be required to pay more than a maximum guaranteed residual amount as set forth in the lease. In the event of a default by the Company during the term of the lease, the lessor could require the Company to purchase the buildings for an amount equal to the Company's option price. Under the terms of the lease agreements, the Company may pay cash dividends, unless an event of default has occurred or it does not meet certain financial ratios. As of December 3, 1999, the Company was in compliance with all financial covenants.

    During 1998, the Company entered into a real estate development agreement for the construction of an office building in Edinburgh, Scotland. During fiscal 1998 and 1999, the Company paid approximately $34.9 million for land, fees, and construction costs. During fiscal 1999, the Company announced a Board-approved restructuring, which resulted in the reduction in workforce primarily in its European headquarters in Edinburgh, Scotland. (For further information, see Note 7.) As a result of the restructuring, the decision was made by management to sell the new facility in Edinburgh, and the sale was completed in September 1999. Cash received from the sale of the facility was $40.6 million, and the gain realized upon the sale totaled $5.7 million. As of December 3, 1999, the Company had no commitments related to this building.

  Line of credit

    In August 1999, the Company entered into a $200.0 million unsecured revolving line of credit with a group of 15 banks for general corporate purposes, subject to certain financial covenants. One-half of the facility expires in August 2000; the other $100.0 million expires in August 2002. Outstanding balances accrue interest at LIBOR plus a margin that is based on the financial ratios of the Company. Under the terms of the line of credit agreement, the Company may pay cash dividends, unless an event of default has occurred or it does not meet certain financial ratios. There were no outstanding balances on the credit facility as of December 3, 1999. In addition, as of December 3, 1999, the Company was in compliance with all financial covenants.

  Royalties

    The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense was approximately $24.5 million, $25.3 million, and $25.0 million in fiscal 1999, 1998, and 1997, respectively.

  Legal actions

    The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operations.

NOTE 14. RELATED PARTY TRANSACTIONS

    During fiscal 1999, the Company entered into two separate loan agreements with an executive officer of the Company to assist with his relocation to San Jose, California. The first loan in the amount of $550,000 was repaid to the Company on December 31, 1999. The second loan, in the amount of $1.0 million, is interest-free and is secured by the executive's principal residence. Under the terms of the agreement, the executive is required to repay this loan at $200,000 per year for the next five years, beginning December 2000. In addition, the loan must be repaid in full within thirty days of any termination of the executive's employment.

    At November 28, 1997, the Company held a 13% equity interest in McQueen International Limited ("McQueen") and accounted for the investment using the cost method. During fiscal 1994, the Company entered into various agreements with McQueen, whereby the Company contracted with McQueen to perform product localization and technical support functions and to provide printing, assembly, and warehousing services.

    Effective December 31, 1997, McQueen was acquired by Sykes Enterprises, Incorporated ("Sykes"), a publicly traded company. In connection with the acquisition, the Company exchanged its shares of McQueen for 486,676 shares of Sykes' restricted common stock and recorded a gain on the exchange of $6.7 million in fiscal 1998. Later in fiscal 1998, these shares were sold at a minimal gain. The Company made minimum annual payments to Sykes/McQueen for certain services, which amounted to $2.4 million and $5.2 million in fiscal 1998 and 1997, respectively. Purchases from Sykes/McQueen, during the period in which it was an affiliate of the Company, amounted to $15.7 million and $35.0 million for fiscal 1998 and 1997, respectively.

NOTE 15. FINANCIAL INSTRUMENTS

  Fair value of financial instruments

    The Company's cash equivalents, short-term investments, and marketable equity securities are carried at fair value, based on quoted market prices for these or similar investments. (For further information, see Note 3.)

    The Company's portfolio of equity investments at December 3, 1999 had a cost basis of $67.5 million and a fair market value of $75.8 million. (For further information, see Note 5.)

  Foreign currency hedging instruments

    The Company enters into forward exchange contracts to hedge foreign currency exposures on a continuing basis for periods consistent with its committed exposures. These transactions do subject the Company to risk of accounting gains and losses; however, the gains and losses on these contracts offset gains and losses on the assets, liabilities, and transactions being hedged. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties in these contracts. The amounts of unrealized gains and losses are immaterial. As of December 3, 1999 and November 27, 1998, the Company held $16.8 million and $19.5 million, respectively, of aggregate foreign currency forward exchange contracts for the sale of Japanese yen. As of December 3, 1999 and November 27, 1998, the Company held $64.0 million and $12.5 million, respectively, in option contracts also for the sale of Japanese yen.

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

    Credit risk in receivables is limited to OEM customers and to dealers and distributors of hardware and software products to the retail market. The Company adopts credit policies and standards to keep pace with the evolving software industry. Management believes that any risk of accounting loss is significantly reduced due to the diversity of its products, end users, and geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and requires letters of credit or other guarantees, whenever deemed necessary. (For discussion of significant customers as of December 3, 1999, see Note 16.)

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

NOTE 16. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

    The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal 1999. SFAS 131 establishes standards for the manner in which public companies report information about operating segments and related disclosures about products, geographic information, and significant customers. The method for determining what information to report is based on the way executive management organizes the operating segments within the Company for making operating decisions and assessing performance.

    The Company has four reportable segments that offer different product lines. These segments are Web Publishing, Print Publishing, ePaper Solutions, and OEM PostScript and Other. The Web Publishing segment provides software to create Web sites with graphics, images, videos, and animations. The Print Publishing segment provides software for professional page layout, illustration, business publishing, and printing. The ePaper Solutions segment allows users to convert information to Adobe Portable Document Format ("PDF") with the original appearance preserved and allows for the distribution of documents via the Web, intranets, e-mail, or CD-ROM for viewing and printing on any system. The OEM PostScript and Other segment includes printing technology to create and print simple or visually rich documents with precision. This segment also includes revenue from divested businesses.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the contribution margin for each segment. The Company does not identify or allocate its assets by operating segments. As such, segment asset information is not disclosed.

    The following results are broken out by operating segments for the fiscal years 1999, 1998, and 1997:

	Web Publishing	Print Publishing	ePaper Solutions	OEM PostScript and Other	Total
Fiscal 1999
Revenue	$394,073	$353,863	$129,333	$138,165	$1,015,434
Direct costs	33,505	33,792	14,533	12,710	94,540

Gross profit	360,568	320,071	114,800	125,455	920,894
Direct operating expenses*	53,913	47,811	20,521	50,198	172,443

Contribution margin	$306,655	$272,260	$94,279	$75,257	$748,451

	78%	77%	73%	54%	74%
Fiscal 1998
Revenue	$354,245	$272,200	$57,954	$210,392	$894,791
Direct costs	42,110	23,431	6,524	28,969	101,034

Gross profit	312,135	248,769	51,430	181,423	793,757
Direct operating expenses*	40,243	46,226	19,660	69,902	176,031

Contribution margin	$271,892	$202,543	$31,770	$111,521	$617,726

	77%	74%	55%	53%	69%
Fiscal 1997
Revenue	$311,912	$320,982	$47,160	$231,840	$911,894
Direct costs	51,401	29,477	5,373	29,937	116,188

Gross profit	260,511	291,505	41,787	201,903	795,706
Direct operating expenses*	30,599	48,078	16,114	78,880	173,671

Contribution margin	$229,912	$243,427	$25,673	$123,023	$622,035

	74%	76%	54%	53%	68%

*
Direct operating expenses include research and development and product marketing.

    A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the fiscal years 1999, 1998, and 1997 is as follows:

	Years Ended
	December 3 1999	November 27 1998	November 28 1997
Total contribution margin from operating segments above	$748,451	$617,726	$622,035
Indirect operating expenses(a)	461,990	454,134	385,900
Restructuring and other	23,028	38,245	(590)
Acquired in-process research and development	3,580	—	5,969

Total operating income	259,853	125,347	230,756
Other income	114,574	42,347	65,334

Income before taxes	$374,427	$167,694	$296,090

(a)
Indirect operating expenses include expenses that are not directly attributable to a segment, such as general and administrative expenses, corporate and field marketing, sales and support, and order fulfillment.

    The Company categorizes its geographic information into three major market regions: the Americas, EMEA (Europe, Middle East, and Africa), and Asia. The Americas region includes the U.S., Canada, Latin America, and Central America. The Asia region includes Japan and the Asian Pacific countries.

    Revenue and long-lived asset information by geographic areas for each of the years in the three-year period ended December 3, 1999 is presented below:

    Revenue:

	Years Ended
	December 3 1999	November 27 1998	November 28 1997
Americas:
United States	$497,842	$449,996	$427,075
Other	32,311	28,493	24,232

Total Americas	530,153	478,489	451,307

Europe	265,981	240,220	240,233

Asia:
Japan	175,122	150,824	196,877
Other	44,178	25,258	23,477

Total Asia	219,300	176,082	220,354

	$1,015,434	$894,791	$911,894

    Long-lived assets:

	Years Ended
	December 3 1999	November 27 1998	November 28 1997
Americas:
United States	$53,890	$67,946	$67,661
Other	—	—	1,607

Total Americas	53,890	67,946	69,268

Europe	8,706	20,685	8,228

Asia	6,542	5,256	3,483

	$69,138	$93,887	$80,979

    In fiscal 1999, sales of application products to Ingram Micro, Inc. ("Ingram") accounted for 27.4% of the Company's total revenue. Receivables from Tech Data Corporation accounted for 11.3% of total receivables at December 3, 1999. In fiscal 1998, sales of application products to Ingram accounted for 13.5% of the Company's total revenue, and receivables from Ingram at year end accounted for 14.4% of total receivables. No customer accounted for more than 10% of the Company's total revenue and total receivables in fiscal 1997.

NOTE 17. SUBSEQUENT EVENTS

    In December 1999, the Company's Board of Directors approved an increase of 300.0 million shares of common stock authorized for issuance by the Company, from 200.0 million to an aggregate of 500.0 million shares of common stock, subject to stockholder approval.

    In December 1999, the Company sold its corporate headquarters facility in Edinburgh, Scotland in connection with the restructuring program implemented during the second and third quarters of fiscal 1999. (For detailed information of the restructuring program, see Note 7.) Net cash proceeds from the sale of the land and building were approximately $5.4 million, and the gain recognized upon the sale totaled approximately $1.0 million.

FINANCIAL STATEMENT SCHEDULE

    As required under Item 8, Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section. The financial statement schedule included in this section is as follows:

Schedule Number	Financial Statement Schedule Description
Schedule II	Valuation and Qualifying Accounts

ADOBE SYSTEMS INCORPORATED
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)
Valuation and Qualifying Accounts which are Deducted in the
Balance Sheet from the Assets to which They Apply

	Balance at Beginning of Period	Charged to Operating Expenses	Charged to Revenue*	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended:
December 3, 1999	$6,399	$(3,319)	$2,090	$—	$5,170
November 27, 1998	$3,634	$3,336	$—	$571	$6,399
November 28, 1997	$5,196	$(440)	$—	$1,122	$3,634

  Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

*
The Company invoiced certain customers whose accounts were deemed potentially uncollectible. As such, the accounts were entirely reserved for and no amounts were recognized as revenue.

EXHIBITS

    As required under Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description
10.56	Note Secured by Deed of Trust and Promissory Note
10.57	Termination Agreement
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors
27.1	Financial Data Schedule
27.2	Financial Data Schedule
27.3	Financial Data Schedule

QuickLinks

TABLE OF CONTENTS

PART I
BUSINESS OVERVIEW
PRODUCTS AND MARKETS OVERVIEW
COMPETITION
OPERATIONS
PRODUCT DEVELOPMENT
PRODUCT PROTECTION
EMPLOYEES

EXECUTIVE OFFICERS
PART II

RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL STATEMENTS
SUPPLEMENTARY DATA

PART III
DIRECTORS
EXECUTIVE OFFICERS
PART IV
SIGNATURES
SUMMARY OF TRADEMARKS

FINANCIAL STATEMENTS
MANAGEMENT'S REPORT
INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENT SCHEDULE
ADOBE SYSTEMS INCORPORATED SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (In thousands) Valuation and Qualifying Accounts which are Deducted in the Balance Sheet from the Assets to which They Apply

EXHIBITS