Form 10-Q
period 2000-03-03
ADOBE SYSTEMS INC
filed 2000-04-18
CIK 796343

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 3, 2000
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding March 31, 2000
Common stock, $0.0001 par value	119,730,220

TABLE OF CONTENTS

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Statements of Income Quarter Ended March 3, 2000 and March 5, 1999	3
	Condensed Consolidated Balance Sheets March 3, 2000 and December 3, 1999	4
	Condensed Consolidated Statements of Cash Flows Quarter Ended March 3, 2000 and March 5, 1999	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 6.	Exhibits and Reports on Form 8-K	23
Signature		26
Summary of Trademarks		27
EXHIBITS
Exhibit 27 Financial Data Schedule

PART I—FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Quarter Ended
	March 3 2000	March 5 1999
Revenue	$282,232	$226,902
Direct Costs	20,722	22,499

Gross Margin	261,510	204,403

Operating expenses:
Research and development	57,458	44,877
Sales and marketing	87,760	78,480
General and administrative	26,757	25,403
Restructuring and other charges	(672)	—
Amortization of goodwill and purchased intangibles	1,203	1,190

Total operating expenses	172,506	149,950

Operating income	89,004	54,453

Nonoperating income:
Investment gain (loss)	4,676	(20)
Interest and other income	5,651	5,886

Total nonoperating income	10,327	5,866

Income before income taxes	99,331	60,319
Provision for income taxes	34,766	22,043

Net income	$64,565	$38,276

Basic net income per share	$0.54	$0.31

Shares used in computing basic net income per share	118,628	121,946

Diluted net income per share	$0.51	$0.30

Shares used in computing diluted net income per share	126,489	126,768

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 3 2000	December 3 1999
ASSETS
Current assets:
Cash and cash equivalents	$160,387	$171,145
Short-term investments	481,320	327,571
Receivables, net of allowances of $6,269 and $5,170, respectively	145,906	78,766
Deferred income taxes	37,706	36,185
Other current assets	14,279	9,348

Total current assets	839,598	623,015
Property and equipment	61,411	69,138
Other assets	110,296	111,706
Deferred income taxes	5,769	—

	$1,017,074	$803,859

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$38,730	$35,692
Accrued expenses	165,577	150,902
Accrued restructuring charges	1,464	8,675
Income taxes payable	80,646	56,684
Deferred revenue	18,711	15,676
Deferred income taxes	38,086	—

Total current liabilities	343,214	267,629

Deferred income taxes	37,255	24,021

Stockholders' equity:
Common stock, $0.0001 par value and additional paid-in-capital	388,899	369,057
Retained earnings	958,296	896,239
Accumulated other comprehensive income	118,612	40,332
Treasury stock, net of reissuances (28,961 and 29,343 shares in 2000 and 1999, respectively)	(829,202)	(793,419)

Total stockholders' equity	636,605	512,209

	$1,017,074	$803,859

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended
	March 3 2000	March 5 1999
Cash flows from operating activities:
Net income	$64,565	$38,276
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	2,941	264
Depreciation and amortization	10,923	12,393
Deferred income taxes	(5,420)	1,751
Provision for losses on accounts receivable	1,450	(1,216)
Tax benefit from employee stock plans	19,945	7,533
Gain of Adobe Incentive Partners	(6,880)	(10)
Gain on sale of building	(1,052)
Noncash restructuring charges	(672)	—
Changes in operating assets and liabilities:
Receivables	(68,590)	10,354
Other current assets	(4,931)	(1,382)
Trade and other payables	3,038	(18,756)
Accrued expenses	12,922	(336)
Accrued restructuring charges	(6,539)	(1,892)
Income taxes payable	23,962	(16,887)
Deferred revenue	3,035	6,637

Net cash provided by operating activities	48,697	36,729

Cash flows from investing activities:
Purchases of short-term investments	(346,216)	(121,067)
Maturities and sales of short-term investments	341,460	140,730
Purchases of property and equipment	(3,964)	(7,520)
Acquisitions, net of cash acquired	—	(31,000)
Additions to other assets	(13,464)	(12,494)
Proceeds from sale of building	5,420	—

Net cash used for investing activities	(16,764)	(31,351)

Cash flows from financing activities:
Proceeds from sale of put warrants	$—	$978
Purchase of treasury stock	(67,366)	(69,864)
Proceeds from reissuance of treasury stock	28,540	35,624
Payment of dividends	(2,978)	(3,057)

Net cash used for financing activities	(41,804)	(36,319)

Effect of foreign currency exchange rates on cash and cash equivalents	(887)	(444)

Net decrease in cash and cash equivalents	(10,758)	(31,385)

Cash and cash equivalents at beginning of period	171,145	110,871

Cash and cash equivalents at end of period	$160,387	$79,486

Supplemental disclosures:
Cash paid during the period for income taxes	$1,742	$28,394

Noncash investing and financing activities:
Cash dividends declared but not paid	$2,982	$3,020

Unrealized gains on available-for-sale securities, net of taxes	$79,167	$19,153

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

    The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the condensed consolidated financial position at March 3, 2000, and the condensed consolidated statements of income and cash flows for the three-month periods ended March 3, 2000 and March 5, 1999.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. Adobe Systems Incorporated ("Adobe" or the "Company") filed audited consolidated financial statements which included all information and footnotes necessary for such a presentation of the results of operations, financial position and cash flows for the years ended December 3, 1999, November 27, 1998, and November 28, 1997, in the Company's 1999 Annual Report on Form 10-K.

    The results of operations for the interim period ended March 3, 2000, are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition

    In fiscal 2000, the Company adopted Statement of Position No. 98-9 ("SOP 98-9"), "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." The adoption of SOP 98-9 does not have a significant impact on the Company.

    Application products revenue is recognized upon shipment, provided collection is determined to be probable and no significant obligations remain. The Company provides to application products customers free telephone support, for which the expense is accrued, up to a maximum of 90 days beginning upon the customer's first call. The cost of telephone support is amortized as the obligation is fulfilled. Revenue from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. The Company provides for estimated future returns, price protection when given, and rebates at the time the related revenue is recorded.

    Licensing revenue, primarily royalties, is recorded when OEM customers ship products incorporating Adobe software, provided collection of such revenue is probable. The Company has no remaining obligation in relation to such licensing revenue.

    Deferred revenue includes customer advances under OEM licensing agreements. Maintenance revenue for application products is deferred and recognized ratably over the term of the contract, generally twelve months. In cases where the Company provides a free upgrade to an existing product, the Company defers revenue until the future obligation is fulfilled.

Recent accounting pronouncements

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. The Company will be required to implement SFAS 133 in its fiscal year 2001. The Company has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

Reclassifications

    Certain reclassifications have been made to the fiscal 1999 consolidated income statements and consolidated statements of cash flows to conform to the fiscal 2000 presentation. These reclassifications did not impact total operating profit or total cash flows in fiscal 1999.

NOTE 2.  OTHER ASSETS

    Other assets consisted of the following:

	March 3 2000	December 3 1999
Equity investments	$79,162	$75,793
Purchased technology and licensing agreements	17,555	17,505
Intangibles and other assets	37,704	53,387

	134,421	146,685
Less accumulated amortization	24,125	34,979

	$110,296	$111,706

NOTE 3.  ACCRUED EXPENSES

    Accrued expenses consisted of the following:

	March 3 2000	December 3 1999
Accrued compensation and benefits	$69,507	$65,957
Sales and marketing allowances	8,295	9,990
Minority interest	19,959	17,737
Other	67,816	57,218

	$165,577	$150,902

NOTE 4.  RESTRUCTURING AND OTHER CHARGES

    During fiscal 1999 and 1998, the Company implemented three different Board-approved restructuring programs. These unique restructuring programs were directly focused on improving the Company's competitive position as well as enhancing the Company's allocation of resources. For a detailed discussion of the restructuring programs, the reader can refer to the Company's 1999 Annual Report on Form 10-K.

As of March 3, 2000, $1.5 million remains accrued related to the fiscal 1999 restructuring programs, and no liability remains related to the restructuring program implemented in fiscal 1998.

    The following table depicts the restructuring and other activity through March 3, 2000:

	Accrued Balance at December 3 1999	Cash Payments	Adjustments	Accrued Balance at March 3 2000
Severance and related charges	$7,160	$(5,545)	$(420)	$1,195
Lease termination costs	538	(303)	(9)	226
Other charges	205	(162)	—	43

	7,903	(6,010)	(429)	1,464
Accrual related to fiscal 1998 restructuring	772	(529)	(243)	—

	$8,675	$(6,539)	$(672)	$1,464

    During the first quarter of fiscal 2000, the Company revised its estimates of the total costs associated with the restructuring programs resulting in an adjustment of approximately $0.7 million. The adjustment primarily reflects lower than estimated severance and related charges attributable to employees whose positions were eliminated as a result of the restructurings but who were able to find alternative employment within the Company. The remaining adjustment was due to lower than expected charges related to vacating leased facilities.

    The remaining severance and related charges consists primarily of COBRA benefits and outplacement costs. The accrual balance of $1.2 million as of March 3, 2000 is expected to be paid during the second quarter of fiscal 2000.

    Lease termination costs primarily represent remaining lease liabilities related to the Santa Clara distribution center and excess office space in Australia that were vacated as part of the restructuring program. As of March 3, 2000, $0.2 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be utilized by the second quarter of fiscal 2000.

    Other charges relate to legal and accounting fees incurred in North America, Australia, and Scotland associated with employee terminations as part of the reduction in force. The remaining $0.3 million accrual as of March 3, 2000 is expected to be paid during the second quarter of fiscal 2000.

NOTE 5.  STOCKHOLDERS' EQUITY

  Stock Repurchase Program

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

    Under the Company's existing plan to repurchase shares to offset issuances under employee stock plans, the Company repurchased approximately 1.2 million shares at a cost of $67.4 million in the first quarter of fiscal 2000.

    In fiscal 1999, the Company repurchased 11.2 million shares at a cost of $448.7 million under its existing plan to repurchase shares to offset issuances under employee stock plans. In addition, 1.7 million shares were repurchased at a cost of $30.5 million under another share repurchase program, in which the Company's Board of Directors authorized the repurchase of up to 30.0 million shares. This share repurchase program was completed during the first quarter of fiscal 1999.

  Put warrants and call options

    To facilitate the Company's stock repurchase programs, the Company sold put warrants to independent third parties. Each warrant entitles the holder to sell one share of Adobe's common stock to the Company at a specified price. On March 3, 2000, put warrants to sell approximately 2.5 million shares of the Company's common stock were outstanding that expire on various dates through July 2000 with an average exercise price of $60.30 per share. Under these put warrant arrangements, the Company, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and market value at the date of exercise; therefore the put warrants do not result in a liability on the balance sheet.

    In addition, the Company purchased call options from independent third parties that entitle the Company to buy its common stock on certain dates at specified prices. On March 3, 2000, call options to purchase approximately 1.6 million shares of the Company's common stock were outstanding that expire on various dates through July 2000 with an average exercise price of $65.58 per share.

NOTE 6.  COMPREHENSIVE INCOME

    The following table sets forth the components of comprehensive income, net of income tax expense:

	Quarter Ended
	March 3 2000	March 5 1999
Net income	$64,565	$38,276
Change in unrealized gains on investments:
Unrealized gains arising during the period	79,135	19,405
Reclassification adjustment for losses (gains) in net income	32	(252)

Net change in unrealized gains, net of taxes	79,167	19,153
Change in cumulative translation adjustment	(887)	(444)

Total comprehensive income, net of taxes	$142,845	$56,985

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

	Quarter Ended
	March 3 2000	March 5 1999
	(in thousands except per share data)
Net income	$64,565	$38,276

Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	118,628	121,946
Dilutive common equivalent shares:
Unvested restricted stock	404	12
Stock options	7,457	4,810

Shares used to compute diluted net income per share	126,489	126,768

Basic net income per share	$.54	$0.31

Diluted net income per share	$.51	$0.30

NOTE 8.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

    The Company has four reportable segments that offer different product lines. These segments are Web Publishing, Print Publishing, ePaper Solutions, and OEM PostScript and Other. The Web Publishing segment provides software to create Web sites with graphics, images, videos, and animation. The Print Publishing segment provides software for professional page layout, illustration, business publishing, and printing. The ePaper Solutions segment allows users to convert information to Adobe Portable Document Format ("PDF") with the original appearance preserved and allows for the distribution of documents via the Web, intranets, e-mail, or CD-ROM for viewing and printing on any system. The OEM PostScript and Other segment includes printing technology to create and print simple or visually rich documents with precision. This segment also includes revenue from businesses that were divested in fiscal years prior to 1999.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the contribution margin for each segment. The Company does not identify or allocate its assets by operating segments. As such, segment asset information is not disclosed.

	Web Publishing	Print Publishing	ePaper Solutions	OEM PostScript and Other	Total
Quarter ended March 3, 2000
Revenue	$113,935	$93,457	$43,422	$31,418	$282,232
Direct costs	8,193	6,853	3,339	2,337	20,722

Gross profit	105,742	86,604	40,083	29,081	261,510
Direct operating expenses	18,144	17,013	8,865	7,952	51,974

Contribution margin	$87,598	$69,591	$31,218	$21,129	$209,536

	77%	75%	72%	67%	74%
Quarter ended March 5, 1999
Revenue	$83,660	$89,026	$16,474	$37,742	$226,902
Direct costs	6,523	9,356	1,580	5,040	22,499

Gross profit	77,137	79,670	14,894	32,702	204,403
Direct operating expenses	11,231	13,855	6,620	11,601	43,307

Contribution margin	$65,906	$65,815	$8,274	$21,101	$161,096

	79%	74%	50%	56%	71%

*
Direct operating expenses include research and development and product marketing expenses.

    A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the quarters ended March 3, 2000 and March 5, 1999 is as follows:

	Quarter Ended
	March 3, 2000	March 5, 1999
Total contribution margin from operating segment above	$209,536	$161,096
Indirect operating expenses	120,001	105,453
Restructuring and other	(672)	—
Amortization of goodwill and other intangibles	1,203	1,190

Total operating income	89,004	54,453
Other income	10,327	5,866

Income before taxes	$99,331	$60,319

*
Indirect operating expenses include expenses that are not directly attributable to a segment, such as general and administrative, corporate and field marketing, sales and support, and order fulfillment expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion (presented in millions, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

    In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-Q to be filed in 2000. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Overview

    Founded in 1982, Adobe Systems Incorporated ("Adobe") is a provider of graphic design, publishing, and imaging software for Web and print production. We offer a market-leading line of application software products, type products, and content for creating, distributing, and managing information of all types. We license our technology to major hardware manufacturers, software developers, and service providers, and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, and original equipment manufacturer ("OEM") customers; direct to end users through Adobe call centers; and through our own Web site at www.adobe.com. We have operations in the Americas, EMEA (Europe, Middle East, and Africa), and Asia.

    The following table sets forth for the quarters ended March 3, 2000 and March 5, 1999, our condensed consolidated statements of income expressed as a percentage of total revenue:

	Quarter Ended
	March 3 2000	March 5 1999
Revenue	100.0%	100.0%
Direct costs	7.3	9.9

Gross margin	92.7	90.1

Operating expenses:
Research and development	20.4	19.8
Sales and marketing	31.1	34.6
General and administrative	9.5	11.2
Restructuring and other	(0.2)	—
Amortization of goodwill and purchased intangibles	0.4	0.5

Total operating expenses	61.2	66.1

Operating income	31.5	24.0

Nonoperating income, net:
Investment gain	1.7	—
Interest and other income	2.0	2.6

Total nonoperating income	3.7	2.6

Income before income taxes	35.2	26.6
Provision for income taxes	12.3	9.7

Net income	22.9%	16.9%

Revenue

	2000	1999	Change
	(Dollars in millions)
First quarter:
Revenue	$282.2	$226.9	24.4%

    Our revenue is categorized into four operating segments: Web Publishing, Print Publishing, ePaper Solutions, and OEM PostScript and Other. The Web Publishing, Print Publishing, and ePaper Solutions segments include application products revenue that is derived predominantly from shipments of application software programs marketed through retail, VAR, and OEM distribution channels, as well as direct through our Web site and call centers. The OEM PostScript and Other segment includes licensing revenue, which is made up of royalties received from OEM customers who ship products containing Adobe PostScript technology, and includes other miscellaneous revenue.

    Total revenue increased $55.3 million, or 24.4%, compared to the first quarter of fiscal 1999 due to increased licensing of our products in the ePaper Solutions, Web Publishing, and Print Publishing segments. The ePaper Solutions segment contributed significantly to the revenue growth as revenue more than doubled compared to the same period last year, increasing from $16.5 million in the first quarter of fiscal 1999 to $43.4 million in the first quarter of fiscal 2000. The growth was primarily due to increased licensing of Adobe Acrobat 4.0, which was fueled by the growth of the Web and the penetration of Acrobat and its related technologies into major industry sectors and various government agencies.

    Revenue from our Web Publishing segment grew approximately 36% from $83.7 million in the first quarter of fiscal 1999 to $113.9 million in the first quarter of fiscal 2000. Revenue from this segment increased primarily due to the continued strength of Adobe Photoshop 5.5. This segment also benefited from the release of new products later in fiscal 1999, such as our Dynamic Media Collection, Web Collection, and GoLive products, as well as continued growth from After Effects 4.1. The increase in revenue from this segment was partially offset by a decline in revenue from Adobe PhotoDeluxe and PageMill.

    Additional revenue growth was achieved through our Print Publishing segment, which increased 5% compared to the first quarter of fiscal 1999, from $89.0 million to $93.5 million. The increase in revenue from this segment was primarily due to the introduction of InDesign and the Design Collection products in the second half of fiscal 1999. This increase was partially offset by a decline in revenue from our Adobe Publishing Collection product, which, in the first quarter of fiscal 1999, generated significant revenue after its initial release in North America, Japan, and the Asia Pacific countries. In addition, the increase in revenue was partially offset by a decline in revenue from FrameMaker, Illustrator, and PageMaker as each of these products are later in their current product cycle.

    The growth in revenue in the above operating segments was partially offset by a decline in revenue from the OEM PostScript and Other segment of $6.3 million, or 17%. We expect our OEM PostScript license business to continue to be relatively flat or decline for the remainder of the year relative to the first quarter of fiscal 2000.

    We categorize our geographic information into three major market regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia. In the first quarter of fiscal 2000, revenue generated in the Americas, EMEA, and Asia represented 54%, 29%, and 17% of total revenue, respectively, compared to 53%, 28%, and 19%, respectively, in the first quarter of fiscal 1999.

    Total application platform mix (excluding platform independent and UNIX revenues) for the first quarter of fiscal 2000 was split 60% on Windows and 40% on Macintosh as compared to 57% and 43%, respectively, for the first quarter of fiscal 1999.

Direct costs

	2000	1999	Change
	(Dollars in millions)
First quarter:
Direct costs	$20.7	$22.5	(7.9)%
Percentage of total revenue	7.3%	9.9%
Gross margin	92.7%	90.1%

    Direct costs decreased in absolute dollars in the first quarter of fiscal 2000 compared to the same period last year due to product mix, lower royalty costs, and reductions in material costs as a result of our ongoing cost improvement program. We anticipate that gross margin throughout fiscal 2000 will be between 91% and 92% of revenue.

Operating expenses

	2000	1999	Change
	(Dollars in millions)
First quarter:
Research and development	$57.5	$44.9	28.0%
Percentage of total revenue	20.4%	19.8%

    Research and development expenses increased $12.6 million, or 28.0%, in the first quarter of fiscal 2000 compared to the same period last year, primarily due to higher incentive compensation expenses. The increase was also attributable to increased salaries related to headcount growth and increased outside labor costs to support our increased product development efforts.

    We will continue to make significant investments in the development of our application software products, including those targeted for the growing Internet market. We expect that research and development expenditures for the remainder of fiscal 2000 will increase in absolute dollars. We have targeted such expenditures to be approximately 20% of revenue for the remainder of fiscal 2000.

	2000	1999	Change
	(Dollars in millions)
First quarter:
Sales and marketing	$87.8	$78.5	11.8%
Percentage of total revenue	31.1%	34.6%

    Sales and marketing expenses increased $9.3 million, or 11.8%, in the first quarter of fiscal 2000 compared to the same period last year, primarily due to higher incentive compensation expenses. In addition, sales and marketing expenses were higher as a result of direct marketing and advertising campaigns focused on increasing our presence in the Web professional publishing market. Partially offsetting the increase in sales and marketing was a decline in salaries from lower headcount as a result of the restructuring programs implemented in fiscal 1999. As a percentage of revenue, sales and marketing expenses decreased primarily due to a higher revenue base. We have targeted sales and marketing expenses to be between 32% and 33% of revenue for the remainder of fiscal 2000.

	2000	1999	Change
	(Dollars in millions)
First quarter:
General and administrative	$26.8	$25.4	5.3%
Percentage of total revenue	9.5%	11.2%

    General and administrative expenses increased $1.4 million, or 5.3%, in fiscal 2000 compared to the same period last year, primarily due to increased bad debt expense associated with certain customers whose accounts were deemed potentially uncollectible. As a percentage of revenue, general and administrative expenses decreased in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. This decrease was primarily attributable to cost saving measures as a result of the fiscal 1999 and 1998 restructuring programs and a higher revenue base.

    We expect that general and administrative spending will increase in absolute dollars for the remainder of fiscal 2000 to support ongoing administrative infrastructure needs. However, as a percentage of revenue such expenditures are targeted to be approximately 9% of revenue.

	2000	1999	Change
	(Dollars in millions)
First quarter:
Restructuring and other	$(0.7)	—	NA
Percentage of total revenue	(0.2)%	—

    During the first quarter of fiscal 2000, we revised our estimates of the total costs associated with the fiscal 1999 and 1998 restructuring programs, resulting in an adjustment of approximately $0.7 million. The adjustment primarily reflects lower than estimated severance and related charges attributable to employees whose positions were eliminated as a result of the restructurings but who were able to find alternative employment within Adobe. The remaining adjustment was due to lower than expected charges related to vacating leased facilities.

    For a detailed discussion of the three restructuring programs we implemented in fiscal 1999 and 1998, please refer to our 1999 Annual Report on Form 10-K.

	2000	1999	Change
	(Dollars in millions)
First quarter:
Amortization of goodwill and purchased intangibles	$1.2	$1.2	1.1%
Percentage of total revenue	0.4%	0.5%

    Amortization of goodwill in the first quarter of fiscal 2000 and fiscal 1999 primarily relates to the acquisition of substantially all of the assets of GoLive Systems, Inc. and a related partnership (together "GoLive Systems") in January 1999.

Nonoperating income

	2000	1999	Change
	(Dollars in millions)
First quarter:
Investment gain	$4.7	$—	NA
Percentage of total revenue	1.7%	—

    During the first quarter of fiscal 2000, we recorded net investment gains from mark-to-market adjustments totaling $4.7 million primarily related to investments in Virage, Inc., Impresse Corporation, Digimarc Corporation, and HAHT Software, Inc. We are uncertain of future investment gains and losses, as they are primarily dependent upon the operations of the underlying investee companies.

	2000	1999	Change
	(Dollars in millions)
First quarter:
Interest and other income	$5.7	$5.9	(4.0)%
Percentage of total revenue	2.0%	2.6%

    Interest and other income decreased in the first quarter of fiscal 2000 compared to the same quarter in fiscal 1999 due to lower average cash balances throughout the quarter. In addition, a majority of our fixed income investments are made in tax-exempt securities, resulting in lower pre-tax interest income. The decrease in fiscal 2000 in interest and other income was mainly offset by gains resulting from the sale of some corporate assets.

Provision for income taxes

	2000	1999	Change
	(Dollars in millions)
First quarter:
Provision for income taxes	$34.8	$22.0	57.7%
Percentage of total revenue	12.3%	9.7%
Effective tax rate	35.0%	36.5%

    Our effective tax rate decreased in the first quarter of fiscal 2000 compared to fiscal 1999 due to tax benefits associated with a restructuring of our international operations. We expect our effective tax rate for the remainder of fiscal 2000 to be approximately 35%.

Factors That May Affect Future Results of Operations

    We believe that in the future our results of operations could be affected by various factors, including:

  •
  delays in shipment of our new products and major new versions of existing products

  •
  lack of market acceptance of new products and upgrades

  •
  introduction of new products by major competitors

  •
  weakness in demand for application software and printers

  •
  renegotiation of royalty arrangements

  •
  lack of growth in worldwide personal computer and printer sales, and downward sales price adjustments

  •
  consolidation in the OEM printer business

  •
  ongoing weakness in our printing business due to product transitions

  •
  industry transitions to new business and information delivery models

  •
  adverse changes in general economic conditions in any of the countries in which we do business

  •
  market risks associated with our equity investments (as discussed later under "Quantitative and Qualitative Disclosures about Market Risk")

    We have stated that for the first two quarters of fiscal 2000 our annual revenue growth target is 20% over fiscal 1999 revenue and that our gross margin and operating profit margin targets are between 91% and 92% and 30%, respectively. For the second half of fiscal 2000 beginning June 3, 2000, we have stated that our annual revenue growth target is 25% over fiscal 1999 revenue and that our operating profit margin target is 30%. Additionally, in fiscal 2000, our operating model targets for research and development, sales and marketing, and general and administrative expenses are 20%, between 32% and 33%, and 9% of revenue, respectively, and our effective tax rate target is approximately 35%. We use these targets to assist us in making decisions about our allocation of resources and investments, not as predictions of future results. The targets reflect a number of assumptions, including assumptions about:

  •
  product pricing and demand

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

    We generally offer our application-based products on Macintosh, Windows, and UNIX platforms, and we generally offer our server-based products on the Linux platform as well as these three platforms. To the extent that there is a slowdown of customer purchases of personal computers on either the Windows or Macintosh platforms or in general, our business could be harmed.

    We distribute our application products primarily through distributors, resellers, and retailers (collectively referred to as "distributors"). A significant amount of our revenue for application products is from a single distributor. We have revised our channel program to reduce the overall number of our distributors worldwide and focus our channel efforts on larger distributors. This revision of the channel program has resulted in an increase in our dependence on a smaller number of distributors selling through a larger amount of our products. Additionally, our goal is to increase our direct distribution of our products to end users through our online store located on our Web site at www.adobe.com. Any such increase in our direct revenue efforts will place us in increased competition with our channel distributors and with newer types of distribution of our products by online, Internet-based resellers of our products. While we anticipate that the restructuring and streamlining of our product distribution channels and the increase in the scope of our direct sales efforts will eventually improve our business by decreasing discounts or rebate programs provided to distributors, decreasing product returns, and shortening inventory cycles, these changes could instead seriously harm our business.

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

    Revenue from our OEM PostScript and Other segment experienced a 17% decline in fiscal 2000 compared to the same period in fiscal 1999, primarily as a result of a decline in revenue from the licensing of PostScript technology. We expect this trend to continue and believe that our financial results could be harmed by it. The ongoing weakness in the monochrome laser printer market as a result of the decline in average selling prices of monochrome laser printers and the increasing use of inkjet printers was a factor causing the revenue decline. In addition, the loss of royalty revenue from Hewlett-Packard Company's desktop monochrome laser printer division, which has been incorporating a clone version of Adobe PostScript technology in some printers, has resulted in lower licensing revenue to us over the past three years. Even though we continue to work with HP printer operations to incorporate Adobe PostScript and other technologies into other HP products, we expect continued lower revenue in this segment from HP for the remainder of fiscal 2000. If other significant customers also decide to incorporate a clone version instead of Adobe PostScript technology, it could seriously harm our business. Further, OEM customers on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us.

    From the end of fiscal 1997 through the first quarter of fiscal 1999, we experienced a decline in revenue from the Japanese market due to a weak Japanese computer market and general economic conditions in Japan. Although revenue from our Japanese operation has increased slightly since that time, these adverse economic conditions may continue in the short term, and they may continue to adversely affect our revenue and earnings. Although there are also adverse conditions in other Asian and Latin American economies, the countries affected represent a much smaller portion of our revenue and thus have less impact on our operational results.

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

    We have stated that we intend to increase our investment in eBusiness and enhanced marketing activities in an effort to achieve revenue growth, but we can provide no assurance that increased investment in this new market will result in increased revenue.

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

  •
  employee stock purchase plans

  •
  stock option grants

    have recently been revised or are under review by one or more of these groups. Changes to these rules or the questioning of current practices may have a significant adverse effect on our reported financial results or in the way in which we conduct our business.

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

Year 2000 Issues

    As of March 31, 2000, we have not experienced any material Year 2000 related disruptions in our operations. While we believe most Year 2000 problems should have become evident on January 1, 2000, additional Year 2000 related problems may only become evident after that date. Our worldwide phased program to inventory, assess, remediate, test, implement, and develop contingency plans for all mission-critical applications and products potentially affected by the Year 2000 issue (the Y2K Program) was described in our 1999 Form 10-K. This program was substantially completed prior to the calendar year end. Our total incremental spending over the life of the Y2K Program was approximately $3 million, which we funded from operating cash flows.

Recent Accounting Pronouncements

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

LIQUIDITY AND CAPITAL RESOURCES

	March 3 2000	December 3 1999	Change
	(Dollars in millions)
Cash, cash equivalents and short-term investments	$641.7	$498.7	28.7%
Working capital	$496.4	$355.4	39.7%
Stockholders' equity	$636.6	$512.2	24.3%

    Our cash, cash equivalents, and short-term investments consist principally of money market mutual funds, municipal bonds, United States government agency securities, and various equity investments. All of our cash equivalents and short-term investments are classified as available-for-sale under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity.

    Our cash, cash equivalents, and short-term investments increased $143.0 million, or 29%, in fiscal 2000, primarily due to a reclassification of $15.3 million of investments classified as long-term to short-term and mark-to-market adjustments on these short-term investments totaling $134.2 million. The increase during the quarter was also due to cash generated from operations of $48.7 million, proceeds from the issuance of treasury stock related to the exercise of stock options under our stock option plans and sale of stock under the Employee Stock Purchase Plan of $28.5 million, and the sale of a corporate facility in Scotland for $5.4 million.

    These factors were partially offset by the purchase of treasury stock in the amount of $67.4 million, the purchase of other assets for $13.5 million, capital expenditures of $4.0 million, and the payment of dividends totaling $3.0 million.

    We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to purchase treasury stock and acquire software companies, products, or technologies that are complementary to our business.

    We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.025 per common share for the first quarter of fiscal 2000. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

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

    Under the Company's existing plan to repurchase shares to offset issuances under employee stock plans, the Company repurchased approximately 1.2 million shares at a cost of $67.4 million in the first quarter of fiscal 2000.

    In fiscal 1999, the Company repurchased 11.2 million shares at a cost of $448.7 million under its existing plan to repurchase shares to offset issuances under employee stock plans. In addition, 1.7 million shares were repurchased at a cost of $30.5 million under another share repurchase program, in which the

Company's Board of Directors authorized the repurchase of up to 30.0 million shares. This share repurchase program was completed during the first quarter of fiscal 1999.

    To facilitate our stock repurchase program, we sold put warrants to independent third parties in the first quarter of fiscal 2000. Each put warrant entitles the holder to sell one share of our common stock to us at a specified price. On March 3, 2000, put warrants to sell approximately 2.5 million shares of our common stock were outstanding that expire on various dates through July 2000 with an average exercise price of $60.30 per share.

    In addition, we purchased call options from independent third parties that entitle us to buy shares of our common stock on certain dates at specified prices. On March 3, 2000, call options to purchase approximately 1.6 million shares were outstanding that expire on various dates through July 2000 with an average exercise price of $65.58 per share. Under these arrangements, at our option, we can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

    We believe that existing cash, cash equivalents, and short-term investments, together with cash generated from operations, will provide sufficient funds for us to meet our operating cash requirements in the foreseeable future.

Commitments

    Our principal commitments as of March 3, 2000 consists of obligations under operating leases, a line of credit agreement, venture investing activities, real estate development agreements, and various service agreements.

    We believe that if the line of credit is canceled or amounts are not available under the line, there would not be a material adverse effect on our financial results, liquidity, or capital resources.

    Under the terms of the line of credit and the lease agreement, we may pay cash dividends unless an event of default has occurred or we do not meet certain financial ratios.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We hold equity investments in several publicly traded companies, which are subject to considerable market risk due to market price volatility. These securities are generally classified as available-for-sale and are recorded on the balance sheet at fair value, with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. We have also invested in privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose a substantial part of or our entire initial investment in these companies.

    Please refer to our market risk disclosures set forth in our 1999 Annual Report filed on Form 10-K for a more detailed discussion of quantitative and qualitative disclosures about market risk. Except as discussed above, our market risk disclosures have not changed significantly from the 1999 Annual Report on Form 10-K.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)
Index to Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	The Registrant's (as successor in-interest to Adobe Systems (Delaware) Incorporated by virtue of a reincorporation effective 5/30/97) Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/9/97.	10-Q	05/30/97	3.1
3.2.10	Amended and Restated Bylaws as currently in effect.	8-K	9/3/98	3.2
3.3	Certificate of Designation of the Series A Preferred Stock	10-K	05/30/97	2.1
3.4	Agreement and Plan of Merger effective 5/30/97 (by virtue of a reincorporation), by and between Adobe Systems Incorporated, a California corporation and Adobe Systems (Delaware) Incorporated, a Delaware corporation.	10-Q	05/30/97	2.1
4.1	Third Amended and Restated Rights Agreement between the Company and Harris Trust Company of California	8-K	12/15/98	1
10.1.6	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.21.3	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.24.1	1994 Performance and Restricted Stock Plan*	S-8	07/27/94	10.24.1
10.24.2	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.25.0	Form of Indemnity Agreement*	10-K	11/30/90	10.17.2
10.25.1	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1

10.32	Sublease of the Land and Lease of the Improvements By and Between Sumitomo Bank Leasing and Finance Inc. and Adobe Systems Incorporated (Phase 1)	10-K	11/25/94	10.32
10.36	1996 Outside Directors Stock Option Plan*	10-Q	05/31/96	10.36
10.37	Confidential Resignation Agreement*	10-Q	05/31/96	10.37
10.38	Sublease of the Land and Lease of the Improvements By and Between Sumitomo Bank Leasing and Finance Inc. and Adobe Systems Incorporated (Phase 2)	10-Q	08/30/96	10.38
10.39	1997 Employee Stock Purchase Plan, as amended*	S-8	05/30/97	10.39
10.40	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.42	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.43	Resignation Agreement*	10-K	11/28/97	10.43
10.44	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.45	Confidential Executive Resignation Agreement And General Release of Claims*	10-Q	8/28/98	10.45
10.46	Confidential Executive Resignation Agreement And General Release of Claims*	10-Q	8/28/98	10.46
10.47	Confidential Executive Resignation Agreement And General Release of Claims*	10-Q	8/28/98	10.46
10.48	Letter of Release and Waiver*	10-K	11/27/98	10.48
10.49	Confidential Executive Resignation Agreement And General Release of Claims*	10-Q	3/5/99	10.49
10.50	Confidential Executive Separation Agreement And General Release of Claims*	10-Q	6/4/99	10.50
10.51	Amended 1997 Employee Stock Purchase Plan*	S-8	6/21/99	10.51
10.52	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52
10.53	Amended, Restated and Consolidated Master Lease of Land and Improvements By and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.54	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54
10.55	1999 Nonstatutory Stock Option Plan*	S-8	9/15/99	4.6
10.56	Note Secured by Deed of Trust and Promissory Note*	10-K	12/3/99	10.56
10.57	Confidential Executive Resignation Agreement And General Release of Claims*	10-K	12/3/99	10.57
10.58	Technical Support Agreement				X

10.59	Turnkey Agreement, Europe				X
10.60	European Logistical Services Agreement				X
10.61	North American Logistical Services Agreement				X
10.62	Turnkey Agreement, Adobe Program Packages				X
21	Subsidiaries of the Registrant	10-K	12/3/99	21
27	Financial Data Schedule				X

*
Compensatory plan or arrangement

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED

	By	/s/ MURRAY J. DEMO Murray J. Demo, Interim Chief Financial Officer and Vice President Corporate Controller (Principal Financial Officer)
Date: April 15, 2000

SUMMARY OF TRADEMARKS

    The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

    Adobe
    Acrobat
    Adobe PhotoDeluxe
    After Effects
    ePaper
    FrameMaker
    GoLive
    Illustrator
    InDesign
    PageMaker
    PageMill
    Photoshop
    PostScript

    All other brand or product names are trademarks or registered trademarks of their respective holders.

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
SIGNATURE
SUMMARY OF TRADEMARKS