Form 10-Q
period 2000-06-02
ADOBE SYSTEMS INC
filed 2000-07-17
CIK 796343

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2000 OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding June 30, 2000
Common stock, $0.0001 par value	120,179,126

TABLE OF CONTENTS

		Page No.
	PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Income Three Months Ended June 2, 2000 and June 4, 1999 and Six Months Ended June 2, 2000 and June 4, 1999	3
	Condensed Consolidated Balance Sheets June 2, 2000 and December 3, 1999	4
	Condensed Consolidated Statements of Cash Flows Six Months Ended June 2, 2000 and June 4, 1999	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 6.	Exhibits and Reports on Form 8-K	30
Signature		32
Summary of Trademarks		33
	EXHIBITS
Exhibit 27.1	Financial Data Schedule
Exhibit 27.2	Financial Data Schedule

PART I—FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 2 2000	June 4 1999	June 2 2000	June 4 1999
Revenue	$300,085	$245,886	$582,317	$472,788
Direct costs	20,604	23,704	41,326	46,203

Gross margin	279,481	222,182	540,991	426,585

Operating expenses:
Research and development	60,912	47,596	118,370	92,473
Sales and marketing	93,622	79,475	181,382	157,955
General and administrative	27,920	27,052	54,677	52,455
Restructuring and other charges	6,301	15,340	5,629	15,340
Amortization of goodwill and purchased intangibles	1,215	1,198	2,418	2,388

Total operating expenses	189,970	170,661	362,476	320,611

Operating income	89,511	51,521	178,515	105,974

Nonoperating income:
Investment gain, net	7,691	14,015	12,367	13,995
Interest and other income, net	3,993	5,252	9,644	11,138

Total nonoperating income, net	11,684	19,267	22,011	25,133

Income before income taxes	101,195	70,788	200,526	131,107
Provision for income taxes	35,418	25,827	70,184	47,870

Net income	$65,777	$44,961	$130,342	$83,237

Basic net income per share	$.55	$.37	$1.10	$.68

Shares used in computing basic net income per share	118,758	121,144	118,573	121,534

Diluted net income per share	$.52	$.35	$1.02	$.65

Shares used in computing diluted net income per share	127,674	128,100	127,356	127,728

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 2 2000	December 3 1999
ASSETS
Current assets:
Cash and cash equivalents	$204,658	$171,145
Short-term investments	340,813	327,571
Receivables, net of allowances of $9,893 and $5,170, respectively	143,422	78,766
Deferred income taxes	41,660	36,185
Other current assets	12,931	9,348

Total current assets	743,484	623,015
Property and equipment	59,538	69,138
Other assets	116,786	111,706
Deferred income taxes	16,399	—

	$936,207	$803,859

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$36,892	$35,692
Accrued expenses	168,520	150,902
Accrued restructuring charges	—	8,675
Income taxes payable	85,077	56,684
Deferred revenue	18,231	15,676
Deferred income taxes, current	12,085	—

Total current liabilities	320,805	267,629

Deferred income taxes	11,598	24,021

Stockholders' equity:
Common stock, $0.0001 par value; and additional paid-in capital	427,567	369,057
Retained earnings	1,021,077	896,239
Accumulated other comprehensive income	35,596	40,332
Treasury stock, at cost (28,754 and 29,343 shares in 2000 and 1999, respectively), net of reissuances	(880,436)	(793,419)

Total stockholders' equity	603,804	512,209

	$936,207	$803,859

See accompanying Notes to Condensed Consolidated Financial Statements

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 2 2000	June 4 1999
Cash flows from operating activities:
Net income	$130,342	$83,237
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	6,458	479
Depreciation and amortization	21,068	27,096
Deferred income taxes	(20,074)	4,787
Provision for losses on accounts receivable	5,085	(1,179)
Tax benefit from employee stock plans	53,812	23,603
Loss (gain) of Adobe Incentive Partners	374	(15,924)
Gain on sale of equity securities	(8,878)	(1,035)
Gain on sale of building	(1,052)	—
Noncash restructuring and other charges	1,011	15,208
Changes in operating assets and liabilities:
Receivables	(69,741)	21,334
Other current assets	(3,852)	(1,736)
Trade and other payables	1,200	(9,294)
Accrued expenses	27,829	12,169
Accrued restructuring charges	(8,003)	(4,163)
Income taxes payable	28,393	(21,602)
Deferred revenue	2,555	10,309

Net cash provided by operating activities	166,527	143,289

Cash flows from investing activities:
Purchases of short-term investments	(86,149)	(78,322)
Maturities and sales of short-term investments	73,273	77,336
Acquisitions of property and equipment	(10,653)	(17,687)
Additions to other assets	(30,130)	(12,976)
Acquisitions, net of cash acquired	—	(31,000)
Proceeds from sale of equity securities	11,447	1,155
Proceeds from sale of building	5,420	—

Net cash used for investing activities	(36,792)	(61,494)

     (Continued)

See accompanying Notes to Condensed Consolidated Financial Statements

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

(Unaudited)

	Six Months Ended
	June 2 2000	June 4 1999
Cash flows from financing activities:
Purchase of treasury stock	$(144,358)	$(145,331)
Proceeds from reissuance of treasury stock	55,581	80,399
Proceeds from sale of put warrants	—	978
Payment of dividends	(5,967)	(6,129)

Net cash used for financing activities	(94,744)	(70,083)

Effect of foreign currency exchange rates on cash and cash equivalents	(1,478)	(425)

Net increase in cash and cash equivalents	33,513	11,287
Cash and cash equivalents at beginning of period	171,145	110,871

Cash and cash equivalents at end of period	$204,658	$122,158

Supplemental disclosures:
Cash paid during the period for income taxes	$9,929	$29,232

Noncash investing and financing activities:
Net unrealized gains (losses) on available-for-sale securities, net of taxes	$(3,259)	$21,358

Cash dividends declared but not paid	$2,988	$3,031

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Note 1.  Significant Accounting Policies

  Basis of presentation

    The accompanying interim condensed consolidated financial statements of Adobe Systems Incorporated ("Adobe" or the "Company") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended December 3, 1999. The interim financial information is unaudited but reflects all normal adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets and condensed consolidated statements of income and cash flows for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 3, 1999.

    All share and per share numbers have been adjusted to reflect the Company's two-for-one stock split effected in the form of a stock dividend on October 26, 1999.

    The results of operations for the interim period ended June 2, 2000, are not necessarily indicative of the results to be expected for the full year.

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

  Recent accounting pronouncements

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. In June 2000, the FASB issued SFAS 138, which amends SFAS 133 with regards to specific hedging risks, foreign-currency-dominated assets and liabilities, and intercompany derivatives. The Company will be required to implement SFAS 133 in its fiscal year 2001. The Company has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A that delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB No. 101B that further delayed the implementation date of SAB No. 101. The Company must adopt SAB No. 101 no later than in the fourth quarter of fiscal 2001. The Company has not determined the impact that SAB No. 101 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25" ("FIN No. 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN No. 44 is effective July 1, 2000. The Company does not expect the adoption of FIN No. 44 to have a material impact on its financial position or results of operations.

  Reclassifications

    Certain reclassifications have been made to the fiscal 1999 consolidated income statements and consolidated statements of cash flows to conform to the fiscal 2000 presentation. These reclassifications did not impact total operating profit or total cash flows in fiscal 1999.

Note 2.  Other Assets

    Other assets consisted of the following:

	June 2 2000	December 3 1999
Equity investments	$86,416	$75,793
Purchased technology and licensing agreements	18,805	17,505
Miscellaneous other assets	38,380	53,387

	143,601	146,685
Less accumulated amortization	26,815	34,979

	$116,786	$111,706

Note 3.  Accrued Expenses

    Accrued expenses consisted of the following:

	June 2 2000	December 3 1999
Accrued compensation and benefits	$86,986	$65,957
Sales and marketing allowances	5,504	9,990
Minority interest	7,617	17,737
Other	68,413	57,218

	$168,520	$150,902

Note 4.  Restructuring Charges

    During fiscal 1999 and 1998, the Company implemented three different Board-approved restructuring programs. These unique restructuring programs were directly focused on improving the Company's competitive position as well as enhancing the Company's allocation of resources. For a detailed discussion of the restructuring programs, the reader can refer to the Company's 1999 Annual Report on Form 10-K. As of June 2, 2000, no obligations exist related to the fiscal 1999 and 1998 restructuring programs.

    The following table depicts the restructuring and other activity through June 2, 2000:

	Accrued Balance at December 3, 1999	Cash Payments	Adjustments	Accrued Balance at June 2, 2000
Severance and related charges	$7,160	$(6,740)	$(420)	$—
Lease termination costs	538	(529)	(9)	—
Other charges	205	(205)	—	—

	7,903	(7,474)	(429)	—
Accrual related to fiscal 1998 restructuring	772	(529)	(243)	—

	$8,675	$(8,003)	$(672)	$—

    During the second quarter of fiscal 2000, the Company paid its remaining obligations related to the fiscal 1999 and fiscal 1998 restructuring programs.

    In addition to the cash payments made, the Company revised its estimate of the total costs associated with the restructuring programs resulting in an adjustment of approximately $0.7 million in the first quarter of fiscal 2000. The adjustment primarily reflects lower than estimated severance and related charges attributable to employees whose positions were eliminated as a result of the restructurings but who were able to find alternative employment within the Company. The remaining adjustment was due to lower than expected charges related to vacating leased facilities.

  Stock Repurchase Programs

    In April 1999, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to an additional 5.0 million shares of the Company's common stock over a two-year period. This new stock repurchase program is in addition to an existing program whereby the Company has been authorized to repurchase shares to offset issuances under employee stock option and stock purchase plans. As of June 2, 2000 no purchases have been made under the 5.0 million share repurchase program.

    Under the Company's existing plan to repurchase shares to offset issuances under employee stock plans, the Company repurchased approximately 2.3 million shares in the first six months of fiscal 2000 at a cost of $144.4 million. During the first six months of fiscal 1999, the Company repurchased 4.2 million shares at a cost of $114.8 million.

    In addition, during fiscal 1999, 1.7 million shares were repurchased at a cost of $30.5 million under another share repurchase program, in which the Company's Board of Directors authorized the repurchase of up to 30.0 million shares. This share repurchase program was completed during the first quarter of fiscal 1999.

  Put warrants and call options

    To facilitate the Company's stock repurchase program, the Company sold put warrants to independent third parties in the second quarter of fiscal 2000. Each put warrant entitles the holder to sell one share of Adobe's common stock to the Company at a specified price. On June 2, 2000, put warrants to sell approximately 2.1 million shares of the Company's common stock were outstanding that expire on various dates through September 2000 with an average exercise price of $77.89 per share.

    In addition, the Company purchased call options from independent third parties that entitle the Company to buy shares of its common stock on certain dates at specified prices. On June 2, 2000, call options to purchase approximately 1.2 million shares were outstanding that expire on various dates through September 2000 with an average exercise price of $85.24 per share. Under these arrangements, the Company, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

Note 6.  Comprehensive income

    The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended		Six Months Ended
	June 2 2000	June 4 1999	June 2 2000	June 4 1999
Net income	$65,777	$44,961	$130,342	$83,237
Change in cumulative translation adjustment	(591)	19	(1,478)	(425)
Change in unrealized gains (losses), net of taxes	(82,425)	2,205	(3,259)	21,358

Total comprehensive income (loss), net of taxes	$(17,239)	$47,185	$125,605	$104,170

Note 7.  Net income per share

	Three Months Ended		Six Months Ended
	June 2 2000	June 4 1999	June 2 2000	June 4 1999
Net income	$65,777	$44,961	$130,342	$83,237

Shares used to compute basic net income per share (weighted average shares outstanding during the period)	118,758	121,144	118,573	121,534
Dilutive common equivalent shares:
Put options	—	—	6	—
Unvested restricted stock	654	66	654	66
Stock options	8,262	6,890	8,123	6,128

Shares used to compute diluted net income per share	127,674	128,100	127,356	127,728

Basic net income per share	$.55	$.37	$1.10	$.68

Diluted net income per share	$.52	$.35	$1.02	$.65

Note 8.  Industry Segment and Geographic Information

    The Company has four reportable segments that consist of different product lines. These segments are Web Publishing, Print Publishing, ePaper Solutions, and OEM PostScript and Other. The Web Publishing segment provides software to create Web sites with graphics, images, videos, and animation. The Print Publishing segment provides software for professional page layout, illustration, business publishing, and printing. The ePaper Solutions segment allows users to convert information to Adobe Portable Document Format ("PDF") with the original appearance preserved and allows for the distribution of documents via the Web, intranets, e-mail, or CD-ROM for viewing and printing on any system. The OEM PostScript and Other segment includes printing technology to create and print simple or visually rich documents with precision. This segment also includes revenue from businesses that were divested in fiscal years prior to 1999.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the contribution margin for each segment. The Company does not identify or allocate its assets by operating segments. As such, segment asset information is not disclosed.

	Web Publishing	Print Publishing	ePaper Solutions	OEM PostScript and Other	Total
Three months ended June 2, 2000
Revenue	$130,159	$81,486	$53,767	$34,673	$300,085
Direct costs	8,290	6,356	3,338	2,620	20,604

Gross profit	121,869	75,130	50,429	32,053	279,481
Direct operating expenses*	19,642	18,715	9,253	7,377	54,987

Contribution margin	$102,227	$56,415	$41,176	$24,676	$224,494

	79%	69%	77%	71%	75%
Three months ended June 4, 1999
Revenue	$82,471	$85,553	$40,819	$37,043	$245,886
Direct costs	8,509	9,063	3,359	2,773	23,704

Gross profit	73,962	76,490	37,460	34,270	222,182
Direct operating expenses*	13,265	14,387	6,088	10,056	43,796

Contribution margin	$60,697	$62,103	$31,372	$24,214	$178,386

	74%	73%	77%	65%	73%
Six months ended June 2, 2000
Revenue	$244,093	$175,053	$97,188	$65,983	$582,317
Direct costs	16,448	13,209	6,712	4,957	41,326

Gross profit	227,645	161,844	90,476	61,026	540,991
Direct operating expenses*	37,452	36,032	18,118	15,329	106,931

Contribution margin	$190,193	$125,812	$72,358	$45,697	$434,060

	78%	72%	74%	69%	75%

Six months ended June 4, 1999
Revenue	$166,132	$175,190	$57,293	$74,173	$472,788
Direct costs	14,655	19,203	4,735	7,610	46,203

Gross profit	151,477	155,987	52,558	66,563	426,585
Direct operating expenses*	24,497	28,242	12,708	21,657	87,104

Contribution margin	$126,980	$127,745	$39,850	$44,906	$339,481

	76%	73%	70%	61%	72%

*  Direct operating expenses include research and development and product marketing expenses.

    A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three and six months ended June 2, 2000 and June 4, 1999 is as follows:

	Three months ended		Six months ended
	June 2, 2000	June 4, 1999	June 2, 2000	June 4, 1999
Total contribution margin from above operating segments	$224,494	$178,386	$434,060	$339,481
Indirect operating expenses(a)	127,467	110,327	247,498	215,779
Restructuring and other charges	6,301	15,340	5,629	15,340
Amortization of goodwill and purchased intangibles	1,215	1,198	2,418	2,388

Total operating income	89,511	51,521	178,515	105,974
Other income	11,684	19,267	22,011	25,133

Income before taxes	$101,195	$70,788	$200,526	$131,107

(a)
Indirect operating expenses include expenses that are not directly attributable to a segment, such as general and administrative, corporate and field marketing, sales and support, and order fulfillment expenses. Indirect operating expenses also include certain research and development and product marketing expenses that are not directly allocable to a segment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion (presented in millions, except share and per share amounts) should be read in conjunction with the condensed consolidated financial statements and notes thereto. All share and per share numbers have been adjusted to reflect the Company's two-for-one stock split effected in the form of a stock dividend on October 26, 1999.

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

    The following table sets forth for the three and six month periods ended June 2, 2000 and June 4, 1999, the Company's condensed consolidated statements of income expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 2 2000	June 4 1999	June 2 2000	June 4 1999
Revenue	100.0	100.0	100.0	100.0
Direct costs	6.9	9.6	7.1	9.8

Gross margin	93.1	90.4	92.9	90.2

Operating expenses:
Research and development	20.3	19.4	20.3	19.6
Sales and marketing	31.2	32.3	31.1	33.4
General and administrative	9.3	11.0	9.4	11.1
Restructuring charges	2.1	6.2	1.0	3.2
Amortization of goodwill and purchased intangibles	0.4	0.5	0.4	0.5

Total operating expenses	63.3	69.4	62.2	67.8

Operating income	29.8	21.0	30.7	22.4

Nonoperating income, net:
Investment gain	2.6	5.7	2.1	3.0
Interest and other income	1.3	2.1	1.6	2.3

Total nonoperating income, net	3.9	7.8	3.7	5.3

Income before income taxes	33.7	28.8	34.4	27.7
Provision for income taxes	11.8	10.5	12.0	10.1

Net income	21.9%	18.3%	22.4%	17.6%

Revenue

	June 2 2000	June 4 1999	Change
	(Dollars in millions)
Three months ended:
Total revenue	$300.1	$245.9	22.0%
Six months ended:
Total revenue	$582.3	$472.8	23.2%

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

    During the second quarter of fiscal 2000, overall revenue increased $54.2 million, or 22%, compared to the second quarter of fiscal 1999 due to increased licensing of products in our Web Publishing and ePaper Solutions segments. The Web Publishing segment provided the majority of the revenue growth, increasing $47.7 million, or 58%, in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. The growth in the Web Publishing segment was primarily due to the continued strength of

Adobe Photoshop and our Web and Dynamic Media Collection products, which were first introduced in the second half of fiscal 1999. This segment also benefited from increased licensing of Adobe Premiere, After Effects, and LiveMotion, a new web animation software released in the second quarter of fiscal 2000. The increase in revenue from these products in the second quarter of fiscal 2000 compared to the same period last year was partially offset by a decline in revenue from GoLive, PageMill, and Adobe PhotoDeluxe, primarily due to product lifecycle timing.

    Additional revenue growth in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 was achieved through our ePaper Solutions segment, as revenue increased $13.0 million, or 32%. The growth was primarily due to increased licensing of Acrobat, which was fueled by the growth of the Web and penetration of Acrobat and its related technologies into major industry sectors and various government agencies.

    The increase in revenue in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 in the above operating segments was partially offset by a decline in revenue from our Print Publishing and OEM PostScript and Other segments. Revenue from our Print Publishing segment decreased $4.1 million, or 5%, compared to the second quarter of fiscal 1999 as a result of lower revenue from Illustrator and PageMaker due to product lifecycle timing. The decline in this segment was also due to lower revenue from our Publishing Collection product. The decrease in revenue from the Print Publishing segment was partially offset by revenue from InDesign, which was first introduced in the second half of fiscal 1999, and an increase in revenue from FrameMaker 6.0, which began shipping in the second quarter of fiscal 2000. Revenue from our OEM PostScript and other segment decreased $2.4 million, or 6%, in the second quarter of fiscal 2000 compared to the same period last year due to the ongoing weakness in the monochrome laser printer market as a result of the decline in average selling prices of monochrome laser printers and the loss of royalty revenue from Hewlett-Packard Company's desktop monochrome laser printer division, which has been incorporating a clone version of Adobe PostScript technology in some printers.

    During the first six months of fiscal 2000, overall revenue increased $109.5 million, or 23%, compared to the first six months of fiscal 1999, primarily due to an increase in revenue from our Web Publishing segment of $78.0 million, or 47%. In addition, revenue from our ePaper Solutions segment contributed to the growth as it increased $39.9 million, or 70%, in the first six months of fiscal 2000 compared to the first six months of fiscal 1999.

    The increase in revenue from the Web Publishing segment was primarily due to increased licensing of Photoshop, our Web and Dynamic Media Collection products introduced in the second half of fiscal 1999, Adobe Premiere, After Effects, and LiveMotion. The increase in revenue from these products in the first six months of fiscal 2000 compared to the same period last year was partially offset by a decline in revenue from PageMill and Adobe PhotoDeluxe primarily due to product lifecycle timing.

    Our Print Publishing segment in the first six months of fiscal 2000 remained relatively flat compared to the first six months of fiscal 1999. Revenue from our new product, InDesign, which was released in the second half of fiscal 1999, was offset by a decline in revenue from our Illustrator, FrameMaker, and Publishing Collection products.

    The increase in revenue from our Web Publishing and ePaper Solutions segments in the first six months of fiscal 2000 compared to the same period last year was partially offset by a decline in revenue from our OEM PostScript and Other segment of $8.2 million, or 11% due to the weakness in the monochrome laser printer market. We expect our OEM PostScript license business to continue to be relatively flat or decline for the remainder of the year.

    We categorize our geographic information into three major market regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia. In the second quarter of fiscal 2000, revenue generated in the Americas, EMEA, and Asia represented 51%, 25%, and 24% of total revenue, respectively, compared to

51%, 26%, and 23% of total revenue, respectively, generated in the second quarter of fiscal 1999. In the first six months of fiscal 2000, revenue generated in the Americas, EMEA, and Asia represented 53%, 26%, and 21% of total revenue, respectively, compared to 52%, 27%, and 21% of total revenue, respectively, generated in the first six months of fiscal 1999.

    Total application platform mix (excluding platform independent and UNIX revenues) for the second quarter of fiscal 2000 was split 64% on Windows and 36% on Macintosh as compared to 59% and 41%, respectively, for the second quarter of fiscal 1999.

Direct costs

	June 2 2000	June 4 1999	Change
	(Dollars in millions)
Three months ended:
Direct costs	$20.6	$23.7	(13.1)%
Percentage of total revenue	6.9%	9.6%
Six months ended:
Direct costs	$41.3	$46.2	(10.6)%
Percentage of total revenue	7.1%	9.8%

    Direct costs decreased in absolute dollars and as a percentage of revenue in the second quarter and first six months of fiscal 2000 compared to the same periods last year due to product mix, lower royalty and localization costs, and reductions in material costs as a result of our ongoing cost improvement program. We anticipate that gross margin will be approximately 92% of revenue for the remainder of fiscal 2000.

Operating expenses

  Research and development

	June 2 2000	June 4 1999	Change
	(Dollars in millions)
Three months ended:
Research and development	$60.9	$47.6	28.0%
Percentage of total revenue	20.3%	19.4%
Six months ended:
Research and development	$118.4	$92.5	28.0%
Percentage of total revenue	20.3%	19.6%

    Research and development expenses increased in the second quarter and first six months of fiscal 2000 compared to the same periods last year primarily due to higher incentive compensation expenses. The increase was also attributable to higher salaries as a result of headcount growth and higher outside labor costs to support our increased product development efforts.

    We will continue to make significant investments in the development of our application software products, including those targeted for the growing Internet market. We expect that research and development expenditures for the remainder of fiscal 2000 will increase in absolute dollars. We have targeted such expenditures to be approximately 20% of revenue for the remainder of fiscal 2000.

  Sales and marketing

	June 2 2000	June 4 1999	Change
	(Dollars in millions)
Three months ended:
Sales and marketing	$93.6	$79.5	17.8%
Percentage of total revenue	31.2%	32.3%
Six months ended:
Sales and marketing	$181.4	$158.0	14.8%
Percentage of total revenue	31.1%	33.4%

    Sales and marketing expenses increased in the second quarter and first six months of fiscal 2000 compared to the same periods last year primarily due to higher incentive compensation expenses. Sales and marketing expenses were also higher as a result of higher professional fees for our online store and for outsourced technical support costs, as well as increased public relations expenses related to major product launches.

    Sales and marketing expenses are expected to increase in absolute dollars and as a percentage of revenue over the remainder of fiscal 2000 to support investments in e-commerce and enhanced marketing activities, as well as new products and upgrades scheduled to be released in the second half of fiscal 2000. As a percentage of revenue, we have targeted sales and marketing expenses to be approximately 33%.

General and administrative

	June 2 2000	June 4 1999	Change
	(Dollars in millions)
Three months ended:
General and administrative	$27.9	$27.1	3.2%
Percentage of total revenue	9.3%	11.0%
Six months ended:
General and administrative	$54.7	$52.5	4.2%
Percentage of total revenue	9.4%	11.1%

    General and administrative expenses decreased in the second quarter and first six months of fiscal 2000 compared to the same periods last year, primarily due to a decrease in depreciation, professional fees, and rent expenses. The decrease was partially offset by an increase in bad debt expense associated with certain customers whose accounts were deemed potentially uncollectible and an increase in incentive compensation expenses.

    We expect that general and administrative spending will increase in absolute dollars over the remainder of fiscal 2000 to support ongoing administrative infrastructure needs. However, as a percentage of revenue such expenditures are targeted to be approximately 9%.

  Restructuring and other charges

	June 2 2000	June 4 1999	Change
	(Dollars in millions)
Three months ended:
Restructuring and other charges	$6.3	$15.3	(58.9)%
Percentage of total revenue	2.1%	6.2%
Six months ended:
Restructuring and other charges	$5.6	$15.3	(63.3)%
Percentage of total revenue	1.0%	3.2%

    During the second quarter of fiscal 2000 we recorded restructuring and other charges of approximately $6.3 million related to the disposal of certain equipment and one-time litigation-related expenses.

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

Amortization of goodwill and purchased intangibles

	June 2 2000	June 4 1999	Change
	(Dollars in millions)
Three months ended:
Amortization of goodwill and purchased intangibles	$1.2	$1.2	1.4%
Percentage of total revenue	0.4%	0.5%
Six months ended:
Amortization of goodwill and purchased intangibles	$2.4	$2.4	1.3%
Percentage of total revenue	0.4%	0.5%

    For the second quarter and first six months of fiscal 2000 and fiscal 1999, amortization of goodwill primarily relates to the acquisition of substantially all of the assets of GoLive Systems, Inc. and a related partnership (together "GoLive Systems") in December 1998.

Nonoperating income, net

  Investment gain

	June 2 2000	June 4 1999	Change
	(Dollars in millions)
Three months ended:
Investment gain	$7.7	$14.0	(45.1)%
Percentage of total revenue	2.6%	5.7%
Six months ended:
Investment gain	$12.4	$14.0	(11.6)%
Percentage of total revenue	2.1%	3.0%

    During the second quarter of fiscal 2000, we recorded a realized gain of approximately $8.9 million related to the sale of a portion of our investment in Tumbleweed Software Corporation. These gains were partially offset by investment losses related to mark-to-market adjustments of various other Adobe Venture investments and related expenses totaling approximately $1.2 million.

    For the first six months of fiscal 2000, investment gains also included mark-to-market adjustments totaling $4.7 million primarily related to investments in Virage, Inc., Impresse Corporation, Digimarc Corporation, and HAHT Software, Inc.

    During the second quarter of fiscal 1999, we recorded investment gains from mark-to-market adjustments totaling $17.8 million and $2.7 million related to investments in Electronic Submission Publishing Systems, Inc. and Salon.com, respectively. We also recorded a realized gain of $1.0 million related to the sale of a portion of our investment in Vignette Corporation. These gains were partially offset by an investment loss of $5.2 million related to the acquisition of PointCast, Inc., a former investee of the Company, by idealab!. In connection with the acquisition, we exchanged our shares of PointCast, Inc. for approximately 542,000 shares of idealab!'s Lauchpad Technologies, Inc. We also recorded investment losses related to mark-to-market adjustments of various other Adobe Venture investments and related expenses totaling approximately $2.3 million.

    We are uncertain of future investment gains and losses, as they are primarily dependent upon the operations of the underlying companies.

  Interest and other income

	June 2 2000	June 4 1999	Change
	(Dollars in millions)
Three months ended:
Interest and other income	$4.0	$5.3	(24.0)%
Percentage of total revenue	1.3%	2.1%
Six months ended:
Interest and other income	$9.6	$11.1	(13.4)%
Percentage of total revenue	1.6%	2.3%

    Interest and other income decreased in the second quarter and first six months of fiscal 2000 compared with the corresponding periods last year due to lower average cash balances in fiscal 2000. The decrease in interest and other income for the first six months of fiscal 2000 was mainly offset by gains resulting from the sale of some corporate assets.

Provision for income taxes

	June 2 2000	June 4 1999	Change
	(Dollars in millions)
Three months ended:
Provision for income taxes	$35.4	$25.8	37.1%
Percentage of total revenue	11.8%	10.5%
Effective tax rate	35.0%	36.5%
Six months ended:
Provision for income taxes	$70.2	$47.9	46.6%
Percentage of total revenue	12.0%	10.1%
Effective tax rate	35.0%	36.5%

    Our effective tax rate decreased in the second quarter and first six months of fiscal 2000 compared to the same periods last year due to tax benefits associated with a restructuring of our international operations. We expect our effective tax rate for the remainder of fiscal 2000 to be approximately 35%.

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

    For each of the third and fourth quarters of fiscal 2000, we have stated that our annual revenue growth target is 25% over fiscal 1999 revenue. We have also stated that for the second half of fiscal 2000 our gross margin target is 92%, our operating profit margin target is 30%, our operating model targets for research and development, sales and marketing, and general and administrative expenses are 20%, 33%, and 9% of revenue, respectively, and our effective tax rate is expected to be approximately 35%.

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

    Our ability to develop and market products, including upgrades of current products that successfully adapt to changing customer needs, may also have an impact on our results of operations. Our ability to extend our core technologies into new applications and to anticipate or respond to technological changes could affect our ability to develop these products. A portion of our future revenue will come from these new applications. Delays in product or upgrade introductions could cause a decline in our revenue, earnings, or stock price. We cannot determine the ultimate effect that these new products or upgrades will have on our revenue or results of operations.

    The market for our graphics applications, particularly our Web publishing and consumer products, is intensely and increasingly competitive and is significantly affected by product introductions and market activities of industry competitors. Additionally, Microsoft Corporation ("Microsoft") has increased its presence in the digital imaging/graphics market; we believe that, due to Microsoft's market dominance, any new Microsoft digital imaging products will be highly competitive with our products. If competing new products achieve widespread acceptance, our operating results would suffer.

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

    We currently rely on three manufacturers of our products at four sites, with the manufacturers located in three different regions; one of these has just been added in the first quarter of fiscal 2000. If a manufacturer terminates its relationship with us or if our supply from a manufacturer is interrupted or terminated for any other reason, we may not have enough time to replace the supply of products manufactured by that manufacturer to avoid harm to our business. For example, one of our domestic manufacturers recently announced the closure of a manufacturing, warehousing, and fulfillment site used by us; while we believe we are effectively managing the transition to another established vendor, we may not be able to avoid harm to our business in doing so.

    Revenue from our OEM PostScript and Other segment experienced an 11% decline for the first six months of fiscal 2000 compared to the same period in fiscal 1999, primarily as a result of a decline in revenue from the licensing of PostScript technology. We expect this trend to continue and believe that our financial results could be harmed by it. The ongoing weakness in the monochrome laser printer market as a result of the decline in average selling prices of monochrome laser printers and the increasing use of inkjet printers was a factor causing the revenue decline. In addition, the loss of royalty revenue from Hewlett-Packard Company's desktop monochrome laser printer division, which has been incorporating a clone version of Adobe PostScript technology in some printers, has resulted in lower licensing revenue to us over the past three years. If other significant customers also decide to incorporate a clone version instead of Adobe PostScript technology, it could seriously harm our business. Further, OEM customers on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us.

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

    The Internet market is rapidly evolving and is characterized by an increasing number of market entrants that have introduced or developed products addressing authoring and communication over the Internet. As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The software industry addressing authoring and communications over the Internet is still developing. Standards defining Web graphics have not yet been finally adopted. In addition, new models for licensing software will be needed to accommodate new information delivery practices. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, ease of use and access, cost, and quality of service) remain unresolved and may affect the growth of Internet use, together with the software standards and electronic media employed in such markets.

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

    In connection with the enforcement of our own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third-party rights, we have been and may in the future be subject to complex, protracted litigation as part of our policy to vigorously defend our intellectual property rights. Intellectual property litigation is typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation, we may not prevail in any ongoing or future litigation. Adverse decisions in such litigation could have negative results, including subjecting us to significant liabilities, requiring us to seek licenses from others, preventing us from manufacturing or licensing certain of our products, or causing severe disruptions to our operations or the markets in which we compete, any one of which could seriously harm our business.

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

    Due to the factors noted earlier, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings, or any delay in the release of any product or upgrade, compared to analysts' or investors' expectations could cause, and has caused in the past, an immediate and significant decline in the trading price of our common stock. Additionally, we may not learn of such shortfalls or delays until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock. Finally, we participate in a highly dynamic industry. In addition to factors specific to us, changes in analysts' earnings estimates for us or our industry, and factors affecting the corporate environment, our industry, or the securities markets in general will often result in significant volatility of our common stock price.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities, and requires us to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. In June 2000, the FASB issued SFAS 138, which amends SFAS 133 with regards to specific hedging risks, foreign-currency-dominated assets and liabilities, and intercompany derivatives. We will be required to implement SFAS 133 in fiscal year 2001. We have not determined the impact that SFAS 133 will have on our financial statements and we believe that such determination will not be meaningful until closer to the date of initial adoption.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A that delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB No. 101B that further delayed the implementation date of SAB No. 101. We must adopt SAB No. 101 no later than in the fourth quarter of fiscal 2001. We have not determined the impact that SAB No. 101 will have on our financial statements and believe that such determination will not be meaningful until closer to the date of initial adoption.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25" ("FIN No. 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN No. 44 is effective July 1, 2000. We do not expect the adoption of FIN No. 44 to have a material impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

	June 2 2000	December 3 1999	Change
	(Dollars in millions)
Cash, cash equivalents and short-term investments	$545.5	$498.7	9.4%
Working capital	$422.7	$355.4	18.9%
Stockholders' equity	$603.8	$512.2	17.9%

    Our cash, cash equivalents, and short-term investments consist principally of money market mutual funds, municipal bonds, and various equity investments. All of our cash equivalents and short-term investments are classified as available-for-sale under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity.

    Our cash, cash equivalents, and short-term investments increased $46.8 million, or 9.4%, from December 3, 1999, primarily due to cash generated from operations of $166.5 million, proceeds from the issuance of treasury stock related to the exercise of stock options under our stock option plans and sale of treasury stock under the Employee Stock Purchase Plan of $55.6 million, proceeds from the sale of other companies' equity securities totaling $11.4 million, and the sale of a corporate facility in Scotland for

$5.4 million. In addition, short-term investments increased due to a reclassification of $12.2 million of investments classified as long-term to short-term.

    These factors were partially offset by the purchase of treasury stock in the amount of $144.4 million, the purchase of other assets for $30.1 million, mark-to-market adjustments on short-term investments totaling $12.0 million, capital expenditures of $10.6 million, the payment of dividends totaling $6.0 million, and the effect of foreign currency exchange rates totaling $1.5 million.

    We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to purchase treasury stock and acquire software companies, products, or technologies that are complementary to our business.

    We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.025 per common share for the first and second quarters of fiscal 2000. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

    In April 1999, Adobe's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. This new stock repurchase program was in addition to an existing program whereby we have been authorized to repurchase shares to offset issuances under employee stock option and stock purchase plans. As of June 2, 2000 no purchases have been made under the 5.0 million share repurchase program.

    Under our existing plan to repurchase shares to offset issuances under employee stock plans, we repurchased approximately 2.3 million shares in the first six months of fiscal 2000 at a cost of $144.4 million. During the first six months of fiscal 1999, we repurchased 4.2 million shares at a cost of $114.8 million.

    In addition, during fiscal 1999, 1.7 million shares were repurchased at a cost of $30.5 million under another share repurchase program, in which Adobe's Board of Directors authorized the repurchase of up to 30.0 million shares. This share repurchase program was completed during the first quarter of fiscal 1999.

    To facilitate our stock repurchase program, we sold put warrants to independent third parties in the second quarter of fiscal 2000. Each put warrant entitles the holder to sell one share of our common stock to us at a specified price. On June 2, 2000, put warrants to sell approximately 2.1 million shares of our common stock were outstanding that expire on various dates through September 2000 with an average exercise price of $77.89 per share.

    In addition, we purchased call options from independent third parties that entitle us to buy shares of our common stock on certain dates at specified prices. On June 2, 2000, call options to purchase approximately 1.2 million shares were outstanding that expire on various dates through September 2000 with an average exercise price of $85.24 per share. Under these arrangements, at our option, we can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

    We believe that existing cash, cash equivalents, and short-term investments, together with cash generated from operations, will provide sufficient funds for us to meet our operating cash requirements in the foreseeable future.

Commitments

    Our principal commitments as of June 2, 2000 consists of obligations under operating leases, a line of credit agreement, venture investing activities, and various service agreements.

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

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On October 29, 1998, Heidelberger Druckmaschinen AG, a German company, filed a complaint alleging that Adobe was using Heidelberger's US patent number 4,393,399 and German patent no. 29 20 058 on computer retouching of color images in Adobe software products. The complaint was filed in the United States District Court for the District of Delaware. On May 18, 2000, Adobe and Heidelberger resolved out of court the pending litigation. Each party has dismissed its claims against the other. As part of the resolution, both companies agreed on certain provisions with respect to their intellectual property portfolios, which will enhance both companies' abilities to develop professional software solutions for the benefit of their customers. The details of the settlement are confidential.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders was held on April 26, 2000.

    A proposal to elect two (2) Class I Directors of the Company to serve for a two-year term expiring at the Annual Meeting of Stockholders in 2002 was approved by the stockholders. The nominees received the following votes:

Name	Votes For	Votes Withheld
Charles M. Geschke	106,831,779	798,063
Delbert W. Yocum	106,783,490	846,352

    A proposal was introduced to approve the amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 200,000,000 to 500,000,000. This proposal was approved with the following votes:

For:	79,995,659
Against:	27,308,736
Withheld:	325,445
Non-votes:	2

    Also, a proposal was introduced to approve an amendment to the Company's 1996 Outside Directors' Stock Option Plan (the "1996 Plan") to increase the shares reserve by 250,000 shares. This proposal was approved with the following votes:

For:	84,324,980
Against:	22,861,932
Withheld:	442,926
Non-votes:	4

    In addition, stockholders ratified the appointment of KPMG LLP as independent public accountants of the Company for the fiscal year ending December 1, 2000. This proposal received the following votes:

For:	107,083,645
Against:	233,144
Withheld:	313,053
Non-votes:	0

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Index to Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	The Registrant's (as successor in-interest to Adobe Systems (Delaware) Incorporated by virtue of a reincorporation effective 5/30/97) Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/9/97.	10-Q	05/30/97	3.1
3.2.10	Amended and Restated Bylaws as currently in effect.	8-K	9/3/98	3.2
3.3	Certificate of Designation of the Series A Preferred Stock	10-K	05/30/97	2.1
3.4	Agreement and Plan of Merger effective 5/30/97 (by virtue of a reincorporation), by and between Adobe Systems Incorpor ated, a California corporation and Adobe Systems (Delaware) Incorporated, a Delaware corporation.	10-Q	05/30/97	2.1
3.5	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the state of Delaware on May 26, 2000	S-8	6/16/00	4.6
4.1	Third Amended and Restated Rights Agreement between the Company and Harris Trust Company of California	8-K	12/15/98	1
10.1.6	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.21.3	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.24.1	1994 Performance and Restricted Stock Plan*	S-8	07/27/94	10.24.1
10.24.2	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.25.0	Form of Indemnity Agreement*	10-K	11/30/90	10.17.2
10.25.1	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.32	Sublease of the Land and Lease of the Improvements By and Between Sumitomo Bank Leasing and Finance Inc. and Adobe Systems Incorporated (Phase 1)	10-K	11/25/94	10.32
10.36	1996 Outside Directors Stock Option Plan*	10-Q	05/31/96	10.36
10.37	Confidential Resignation Agreement*	10-Q	05/31/96	10.37
10.38	Sublease of the Land and Lease of the Improvements By and Between Sumitomo Bank Leasing and Finance Inc. and Adobe Systems Incorporated (Phase 2)	10-Q	08/30/96	10.38
10.39	1997 Employee Stock Purchase Plan, as amended*	S-8	05/30/97	10.39
10.40	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.42	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.43	Resignation Agreement*	10-K	11/28/97	10.43
10.44	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.45	Confidential Executive Resignation Agreement And General Release of Claims*	10-Q	8/28/98	10.45
10.46	Confidential Executive Resignation Agreement And General Release of Claims*	10-Q	8/28/98	10.46
10.47	Confidential Executive Resignation Agreement And General Release of Claims*	10-Q	8/28/98	10.46
10.48	Letter of Release and Waiver*	10-K	11/27/98	10.48
10.49	Confidential Executive Resignation Agreement And General Release of Claims*	10-Q	3/5/99	10.49
10.50	Confidential Executive Separation Agreement And General Release of Claims*	10-Q	6/4/99	10.50
10.51	Amended 1997 Employee Stock Purchase Plan*	S-8	6/21/99	10.51
10.52	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52
10.53	Amended, Restated and Consolidated Master Lease of Land and Improvements By and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.54	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54
10.55	1999 Nonstatutory Stock Option Plan*	S-8	9/15/99	4.6
10.56	Note Secured by Deed of Trust and Promissory Note*	10-K	12/3/99	10.56
10.57	Confidential Executive Resignation Agreement And General Release of Claims*	10-K	12/3/99	10.57
10.58	Technical Support Agreement	10-Q	3/3/00	10.58
10.59	Turnkey Agreement, Europe	10-Q	3/3/00	10.59
10.60	European Logistical Services Agreement	10-Q	3/3/00	10.60
10.61	North America Logistical Services Agreement	10-Q	3/3/00	10.61
10.62	Turnkey Agreement, Adobe Program Packages	10-Q	3/3/00	10.62
10.63	1996 Outside Directors' Stock Option Plan, as amended	S-8	6/16/00	4.7
10.64	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan	S-8	6/16/00	4.8
21	Subsidiaries of the Registrant	10-K	12/3/99	21
27	Financial Data Schedule				X

*
Compensatory plan or arrangement

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED
By	/s/ MURRAY J. DEMO Murray J. Demo, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 17, 2000

SUMMARY OF TRADEMARKS

    The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

    Adobe
    Acrobat
    Adobe PhotoDeluxe
    Adobe Premiere
    After Effects
    ePaper
    FrameMaker
    GoLive
    Illustrator
    InDesign
    LiveMotion
    PageMaker
    PageMill
    Photoshop
    PostScript

    All other brand or product names are trademarks or registered trademarks of their respective holders.

QuickLinks

TABLE OF CONTENTS
LIQUIDITY AND CAPITAL RESOURCES
SIGNATURE
SUMMARY OF TRADEMARKS