Form 10-Q
period 2000-09-01
ADOBE SYSTEMS INC
filed 2000-10-16
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2000

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

0-15175
 (Commission File Number)
 ______________

ADOBE SYSTEMS INCORPORATED
 (Exact name of registrant as specified in its charter)
 ______________

Delaware	77-0019522
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

345 Park Avenue, San Jose, California	95110-2704
(Address of principal executive offices)	(Zip Code)

(408) 536-6000
 (Registrant’s telephone number, including area code)
 ______________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [  ]

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares Outstanding
Class	September 29, 2000

Common stock, $0.0001 par value	120,171,335

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.       Condensed consolidated financial statements

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 1, 2000	September 3, 1999	September 1, 2000	September 3, 1999

Revenue	$328,867	$260,876	$911,184	$733,664
Direct costs	23,668	24,267	64,994	70,470

Gross margin	305,199	236,609	846,190	663,194

Operating expenses:
Research and development	61,572	47,996	179,942	140,469
Sales and marketing	106,633	84,843	288,015	242,798
General and administrative	29,903	26,191	84,580	78,646
Restructuring and other charges	—	4,417	5,629	19,757
Amortization of goodwill and purchased intangibles	1,215	1,211	3,633	3,599

Total operating expenses	199,323	164,658	561,799	485,269

Operating income	105,876	71,951	284,391	177,925

Nonoperating income, net:
Investment gain	9,397	13,151	21,764	27,145
Interest and other income	5,156	4,926	14,800	16,065

Total nonoperating income, net	14,553	18,077	36,564	43,210

Income before income taxes	120,429	90,028	320,955	221,135
Provision for income taxes	42,159	32,873	112,343	80,743

Net income	$78,270	$57,155	$208,612	$140,392

Basic net income per share*	$.66	$.47	$1.75	$1.16

Shares used in computing basic net income per share*	119,232	121,896	118,951	121,344

Diluted net income per share*	$.61	$.44	$1.63	$1.09

Shares used in computing diluted net income per share*	127,914	129,658	127,599	128,958

*Does not reflect the two-for-one stock split in the form of a stock dividend effective October 24, 2000.

See accompanying Notes to Condensed Consolidated Financial Statements.

     ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 1, 2000	December 3, 1999

ASSETS
Current assets:
Cash and cash equivalents	$191,015	$171,145
Short-term investments	437,208	327,571
Receivables, net of allowances of $8,250 and $5,170, respectively	158,659	78,766
Deferred income taxes	27,653	36,185
Other current assets	14,944	9,348

Total current assets	829,479	623,015
Property and equipment	59,050	69,138
Deferred income taxes	14,167	—
Other assets	140,941	111,706

	$1,043,637	$803,859

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$40,797	$35,692
Accrued expenses	183,878	150,902
Accrued restructuring charges	—	8,675
Income taxes payable	87,973	56,684
Deferred revenue	17,933	15,676
Deferred income taxes, current	39,372	—

Total current liabilities	369,953	267,629

Deferred income taxes	—	24,021

Stockholders' equity:
Common stock, $0.0001 par value; and additional paid-in capital	473,535	369,057
Retained earnings	1,096,340	896,239
Accumulated other comprehensive income	58,692	40,332
Treasury stock, at cost (28,450* and 29,343* shares in 2000 and 1999, respectively), net of reissuances	(954,883)	(793,419)

Total stockholders' equity	673,684	512,209

	$1,043,637	$803,859

*Does not reflect the two-for-one stock split in the form of a stock dividend effective October 24, 2000.

See accompanying Notes to Condensed Consolidated Financial Statements

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
  (Unaudited)

	Nine Months Ended

	September 1	September 3
	2000	1999

Cash flows from operating activities:
Net income	$208,612	$140,392
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	11,345	2,277
Depreciation and amortization	30,932	39,569
Deferred income taxes	(2,793)	37,094
Provision for losses on accounts receivable	6,664	(499)
Tax benefit from employee stock plans	78,766	53,910
Gain of Adobe Incentive Partners	(21,891)	(25,453)
Gain on sale of equity securities	(10,421)	(11,141)
Gain on sale of building	(1,052)	—
Loss on write-down of investment	7,104	—
Noncash restructuring and other charges	1,011	13,601
Changes in operating assets and liabilities:
Receivables	(86,557)	8,005
Other current assets	(5,865)	(1,862)
Trade and other payables	5,105	(16,284)
Accrued expenses	47,775	20,594
Accrued restructuring charges	(8,003)	(10,356)
Income taxes payable	31,289	(21,230)
Deferred revenue	2,257	7,883

Net cash provided by operating activities	294,278	236,500

Cash flows from investing activities:
Purchases of short-term investments	(196,358)	(180,770)
Maturities and sales of short-term investments	156,550	101,987
Proceeds from the release of restricted funds	—	130,260
Acquisitions of property and equipment	(17,519)	(30,151)
Additions to other assets	(77,890)	(21,666)
Acquisitions, net of cash acquired	—	(31,000)
Proceeds from sale of equity securities	13,291	12,333
Proceeds from sale of building	5,420	—

Net cash used for investing activities	(116,506)	(19,007)

(Continued)

See accompanying Notes to Condensed Consolidated Financial Statements

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended

	September 1,	September 3,
	2000	1999

Cash flows from financing activities:
Purchase of treasury stock	$(234,561)	$(303,555)
Proceeds from reissuance of treasury stock	87,464	129,898
Proceeds from sale of put warrants	—	978
Payment of dividends	(8,972)	(9,222)

Net cash used for financing activities	(156,069)	(181,901)

Effect of foreign currency exchange rates on cash and cash equivalents	(1,833)	(629)

Net increase in cash and cash equivalents	19,870	34,963
Cash and cash equivalents at beginning of period	171,145	110,871

Cash and cash equivalents at end of period	$191,015	$145,834

Supplemental disclosures:
Cash paid during the period for income taxes	$12,445	$33,184

Noncash investing and financing activities:
Unrealized gains on available-for-sale securities, net of taxes	$20,193	$47,923

Cash dividends declared but not paid	$2,991	$3,093

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1.    Significant Accounting Policies

      Basis of presentation

     The accompanying interim condensed consolidated financial statements of Adobe Systems Incorporated (“Adobe” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended December 3, 1999. The interim financial information is unaudited but reflects all normal adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets and condensed consolidated statements of income and cash flows for the interim periods presented. The interim condensed consolidated financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 3, 1999.

     The results of operations for the interim period ended September 1, 2000, are not necessarily indicative of the results to be expected for the full year.

      Revenue recognition

     In fiscal 2000, the Company adopted Statement of Position No. 98-9 (“SOP 98-9”), “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The adoption of SOP 98-9 does not have a significant impact on the Company.

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

      Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. In June 2000, the FASB issued SFAS 138, which amends SFAS 133 with regards to specific hedging risks, foreign-currency-dominated assets and liabilities, and intercompany derivatives. The Company will be required to implement SFAS 133 in the first quarter of fiscal 2001. The Company is currently assessing the potential impact that SFAS 133 will have on its financial statements.

     In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A that delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB No. 101B

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Note 1.      Significant Accounting Policies (continued)

      Recent accounting pronouncements (continued)

that further delayed the implementation date of SAB No. 101. The Company must adopt SAB No. 101 no later than in the fourth quarter of fiscal 2001. The Company has not determined the impact that SAB No. 101 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

     In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB No. 25” (“FIN No. 44”). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN No. 44 is effective July 1, 2000. The Company does not expect the adoption of FIN No. 44 to have a material impact on its financial position or results of operations.

     In March 2000, the Emerging Issues Task Force (the “EITF”) published their consensus on Issue No. 00-2, “Accounting for Web Site Development Costs, ” which requires that costs incurred during the development of web site applications and infrastructure, involving developing software to operate the web site, including graphics that affect the “look and feel” of the web page and all costs relating to software used to operate a web site should be accounted for under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to FASB Statement No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company will be required to adopt Issue No. 00-2 in its first fiscal quarter of 2001, beginning after December 1, 2000. The Company is in the process of assessing any impact that the adoption of Issue No. 00-2 will have on its consolidated financial position or results of operations.

     In March 2000, the EITF reached a consensus on Issue No. 00-3, “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware.” The Issue states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The Company's hosting service agreement now in place does not grant customers the right to take possession of hosted software without an additional charge.

     In March 2000, the EITF reached a consensus on Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” Issue No. 00-08 addresses the date to be used by the grantee to measure the fair value of those equity instruments for revenue recognition purposes for transactions in which an entity provides goods or services in exchange for equity instruments. In addition, it addresses how the grantee should account for an increase in fair value as a result of an adjustment as revenue for transactions in which any of the terms of the equity instruments are subject to adjustment after the measurement date. Issue No. 00-08 applies to all grants and to modifications of existing grants that occur after March 16, 2000. The Company does not expect the adoption of Issue No. 00-8 to have a material impact on its financial position or results of operations.

     In May 2000, the EITF reached a consensus on Issue No. 00-14, “Accounting for Coupons, Rebates, and Discounts.” Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. Issue No. 00-14 will be adopted in the same quarter as SAB No. 101. The Company does not expect the adoption of Issue No. 00-14 to have a material impact on its financial position or results of operations.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Note 1.      Significant Accounting Policies (continued)

      Reclassifications

     Certain reclassifications have been made to the fiscal 1999 consolidated income statements and consolidated statements of cash flows to conform to the fiscal 2000 presentation. These reclassifications did not impact total operating profit or total cash flows in fiscal 1999.

      Stock dividend

     On September 14, 2000 the Company's Board of Directors approved a two-for-one stock split, in the form of a stock dividend, of the Company's common stock payable on October 24, 2000 for stockholders of record as of October 2, 2000. Share and per share data have not been adjusted to give effect to this stock split.

Note 2.      Other Assets

     Other assets consisted of the following:

	September 1,	December 3,
	2000	1999

Equity investments	$111,943	$75,793
Purchased technology and licensing agreements	18,918	17,505
Miscellaneous other assets	36,138	53,387

	166,999	146,685
Less accumulated amortization	26,058	34,979

	$140,941	$111,706

Note 3.      Accrued Expenses

     Accrued expenses consisted of the following:

	September 1,	December 3,
	2000	1999

Accrued compensation and benefits	$93,364	$65,957
Sales and marketing allowances	5,579	9,990
Minority interest	3,026	17,737
Other	81,909	57,218

	$183,878	$150,902

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (In thousands, except per share data)

Note 4.      Restructuring Charges

     During fiscal 1999 and 1998, the Company implemented three different Board-approved restructuring programs. These unique restructuring programs were directly focused on improving the Company's competitive position as well as enhancing the Company's allocation of resources. For a detailed discussion of the restructuring programs, the reader can refer to the Company's 1999 Annual Report on Form 10-K. As of September 1, 2000, no obligations exist related to the fiscal 1999 and 1998 restructuring programs.

     The following table depicts the restructuring and other activity through September 1, 2000:

	Accrued			Accrued
	Balance at			Balance at
	December 3,	Cash		September 1,
	1999	Payments	Adjustments	2000

Severance and related charges	$7,160	$(6,740)	$(420)	$—
Lease termination costs	538	(529)	(9)	—
Other charges	205	(205)	—	—

	7,903	(7,474)	(429)	—
Accrual related to fiscal
1998 restructuring	772	(529)	(243)	—

	$8,675	$(8,003)	$(672)	$—

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

Note 5.      Stockholders' Equity

      Stock repurchase programs

     In April 1999, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to an additional 5.0 million shares of the Company's common stock over a two-year period. This new stock repurchase program is in addition to an existing program whereby the Company has been authorized to repurchase shares to offset issuances under employee stock option and stock purchase plans. As of September 1, 2000, no purchases have been made under the 5.0 million share repurchase program.

     Under the Company's existing plan to repurchase shares to offset issuances under employee stock plans, the Company repurchased approximately 3.4 million shares in the first nine months of fiscal 2000 at a cost of $234.6 million. During the first nine months of fiscal 1999, the Company repurchased 8.0 million shares at a cost of $273.1 million.

     In addition, during fiscal 1999, 1.7 million shares were repurchased at a cost of $30.5 million under another share repurchase program, in which the Company's Board of Directors authorized the repurchase of up to 30.0 million shares. This share repurchase program was completed during the first quarter of fiscal 1999.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Note 5.      Stockholders' Equity (continued)

      Put warrants and call options

     To facilitate the Company's stock repurchase program, the Company sold put warrants to independent third parties in the third quarter of fiscal 2000. Each put warrant entitles the holder to sell one share of Adobe's common stock to the Company at a specified price. On September 1, 2000, put warrants to sell approximately 0.3 million shares of the Company's common stock were outstanding that expire in September 2000 with an average exercise price of $96.20 per share.

     In addition, the Company purchased call options from independent third parties that entitle the Company to buy shares of its common stock on certain dates at specified prices. On September 1, 2000, call options to purchase approximately 0.2 million shares were outstanding that expire in September 2000 with an average exercise price of $104.00 per share. Under these arrangements, the Company, at its option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

Note 6.      Comprehensive Income

     The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended		Nine Months Ended

	September 1,	September 3,	September 1,	September 3,
	2000	1999	2000	1999

Net income	$78,270	$57,155	$208,612	$140,392

Change in cumulative
translation adjustment	(355)	(204)	(1,833)	(629)
Change in unrealized gains,
net of taxes	23,451	26,565	20,193	47,923

Total comprehensive income,
net of taxes	$101,366	$83,516	$226,972	$187,686

Note 7.      Net Income Per Share

	Three Months Ended		Nine Months Ended

	September 1,	September 3,	September 1,	September 3,
	2000	1999	2000	1999

Net income	78,270	$57,155	$208,612	$140,392

Shares used to compute basic net
income per share (weighted
average shares outstanding
during the period)	119,232	121,896	118,951	121,344
Dilutive common equivalent
shares:
Put options	—	—	—	34
Unvested restricted stock	428	530	428	530
Stock options	8,254	7,232	8,220	7,050

Shares used to compute diluted
net income per share	127,914	129,658	127,599	128,958

Basic net income per share	.66	$.47	$1.75	$1.16

Diluted net income per share	.61	$.44	$1.63	$1.09

     Share and per share data presented do not reflect the two-for-one stock split, in the form of a stock dividend, effective October 24, 2000.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Note 8.     Industry Segment and Geographic Information

     The Company has four reportable segments that offer different product lines. These segments are Web Publishing, Print Publishing, ePaper Solutions, and OEM PostScript and Other. The Web Publishing segment provides software to create and layout Web sites with graphics, images, videos, and animation. The Print Publishing segment provides software for professional page layout, illustration, business publishing, and printing. The ePaper Solutions segment allows users to convert information to Adobe Portable Document Format (“PDF”) with the original appearance preserved and allows for the distribution of documents via the Web, intranets, e-mail, or CD-ROM for viewing and printing on any system. The OEM PostScript and Other segment includes printing technology to create and print simple or visually rich documents with precision. This segment also includes revenue from businesses that were divested in fiscal years prior to 1999.

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the contribution margin for each segment. The Company does not identify or allocate its assets by operating segments. As such, segment asset information is not disclosed.

				OEM
	Web	Print	ePaper	PostScript
	Publishing	Publishing	Solutions	and Other	Total

Three months ended September 1, 2000
Revenue	$124,798	$118,773	$51,225	$34,071	$328,867
Direct costs	9,049	8,555	2,802	3,262	23,668

Gross profit	115,749	110,218	48,423	30,809	305,199
Direct operating expenses*	18,260	27,625	8,923	8,239	63,047

Contribution margin	$97,489	$82,593	$39,500	$22,570	$242,152

	78%	70%	77%	66%	74%

Three months ended September 3, 1999
Revenue	$112,763	$80,936	$34,758	$32,419	$260,876
Direct costs	8,370	9,896	3,030	2,971	24,267

Gross profit	104,393	71,040	31,728	29,448	236,609
Direct operating expenses*	15,356	14,914	6,983	11,847	49,100

Contribution margin	$89,037	$56,126	$24,745	$17,601	$187,509

	79%	69%	71%	54%	72%

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Note 8.     Industry Segment and Geographic Information (continued)

				OEM
	Web	Print	ePaper	PostScript
	Publishing	Publishing	Solutions	and Other	Total

Nine months ended September 1, 2000
Revenue	$368,890	$293,716	$148,414	$100,164	$911,184
Direct costs	25,495	21,772	9,514	8,213	64,994

Gross profit	343,395	271,944	138,900	91,951	846,190
Direct operating expenses*	55,712	63,657	27,041	23,567	169,977

Contribution margin	$287,683	$208,287	$111,859	$68,384	$676,213

	78%	71%	75%	68%	74%
Nine months ended September 3, 1999
Revenue	$278,894	$255,515	$92,051	$107,204	$733,664
Direct costs	22,966	29,398	7,741	10,365	70,470

Gross profit	255,928	226,117	84,310	96,839	663,194
Direct operating expenses*	39,852	43,156	19,692	33,505	136,205

Contribution margin	$216,076	$182,961	$64,618	$63,334	$526,989

	77%	72%	70%	59%	72%
_____________
* Direct operating expenses include research and development and product marketing expenses.

    A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and nine months ended September 1, 2000 and September 3, 1999 is as follows:

	Three Months Ended		Nine Months Ended

	September 1,	September 3,	September 1,	September 3,
	2000	1999	2000	1999

Total contribution margin from above operating segments	$242,152	$187,509	$676,213	$526,989
Indirect operating expenses (a)	135,061	109,930	382,560	325,708
Restructuring and other charges	—	4,417	5,629	19,757
Amortization of goodwill and purchased intangibles	1,215	1,211	3,633	3,599

Total operating income	105,876	71,951	284,391	177,925
Other income	14,553	18,077	36,564	43,210

Income before taxes	$120,429	$90,028	$320,955	$221,135

______________
(a)	Indirect operating expenses include expenses that are not directly attributable to a segment, such as general and administrative, corporate and field marketing, sales and support, and order fulfillment expenses. Indirect operating expenses also include certain research and development and product marketing expenses that are not directly allocable to a segment.

Note 9.     Subsequent Events

     On September 22, 2000, the Company acquired all of the assets, consisting of intellectual property and a minimal amount of fixed assets, of Boston, Massachusetts-based Glassbook, Incorporated. Glassbook is a developer of consumer and commercial software for the eBook market, automating the supply chain for publishers, booksellers, distributors, and libraries. Glassbook products, technologies, and services included in this acquisition are the Glassbook Reader, Glassbook Plus Reader, and Glassbook Content Server.

     The acquisition was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinions No. 16. The purchase price of the acquisition was approximately $24.4 million cash plus additional liabilities assumed of approximately $3.6 million. Based on an independent appraiser’s valuation, $0.5 million of the purchase price was allocated to in-process research and development due to the state of development and the uncertainty of the technology and expensed upon acquisition. The remaining $27.5 million was allocated as follows: $26.8 million to goodwill and $0.7 million to tangible assets. The goodwill will be amortized on a straight-line basis over a three-year period.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion (presented in millions, except share and per share amounts) should be read in conjunction with the condensed consolidated financial statements and notes thereto.

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including any future Reports filed in 2000. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Overview

     Founded in 1982, Adobe Systems Incorporated (“Adobe”) is a provider of graphic design, publishing, and imaging software for Web and print production. We offer a market-leading line of application software products, type products, and content for creating, distributing, and managing information of all types. We license our technology to major hardware manufacturers, software developers, and service providers, and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, value-added resellers (“VARs”), systems integrators, and original equipment manufacturer (“OEM”) customers; direct to end users through Adobe call centers; and through our own Web site at www.adobe.com. We have operations in the Americas, EMEA (Europe, Middle East, and Africa), and Asia.

     The following table sets forth for the three and nine month periods ended September 1, 2000 and September 3, 1999, the Company's condensed consolidated statements of income expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended

	September 1, 2000	September 3, 1999	September 1, 2000	September 3, 1999

Revenue	100.0	100.0	100.0	100.0
Direct costs	7.2	9.3	7.1	9.6

Gross margin	92.8	90.7	92.9	90.4

Operating expenses:
Research and development	18.7	18.4	19.7	19.2
Sales and marketing	32.4	32.5	31.7	33.1
General and administrative	9.1	10.0	9.3	10.7
Restructuring and other charges	—	1.7	0.6	2.7
Amortization of goodwill and purchased intangibles	0.4	0.5	0.4	0.5

Total operating expenses	60.6	63.1	61.7	66.2

Operating income	32.2	27.6	31.2	24.2

Nonoperating income, net:
Investment gain	2.8	5.0	2.4	3.7
Interest and other income	1.6	1.9	1.6	2.2

Total nonoperating income, net	4.4	6.9	4.0	5.9

Income before income taxes	36.6	34.5	35.2	30.1
Provision for income taxes	12.8	12.6	12.3	11.0

Net income	23.8%	21.9%	22.9%	19.1%

	September 1, 2000	September 3, 1999	Change

	(dollars in millions)
Revenue
Three months ended:
Total revenue	$328.9	$260.9	26.1%
Nine months ended:
Total revenue	$911.2	$733.7	24.2%

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

     During the third quarter of fiscal 2000, overall revenue increased $68.0 million, or 26%, compared to the third quarter of fiscal 1999. Our Print Publishing segment provided the majority of the revenue growth, increasing $37.8 million, or 47%, in the third quarter of fiscal 2000 compared to the same period last year primarily as a result of strong demand for the new Web-enabled Adobe Illustrator 9.0, which first shipped late in the second quarter of fiscal 2000. Revenue from the Print Publishing segment also benefited from increased licensing of FrameMaker 6.0, which first shipped in the second quarter of fiscal 2000. The increase in revenue during the quarter from this segment was partially offset by a decline in revenue from our Publishing Collection product due to the introduction of the new Web, Dynamic Media, and Design Collection products in fiscal 2000.

     Revenue from our ePaper solutions segment increased $16.5 million, or 47%, in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 primarily due to increased licensing of Acrobat, which experienced solid growth across all geographic segments.

     Our Web Publishing segment increased $12.0, or 11%, in the third quarter compared to the same period last year primarily due to our Web and Dynamic Media Collection products, which were first introduced in the fourth quarter of fiscal 1999. The growth in this segment was also due to increased licensing of LiveMotion, Adobe PhotoDeluxe, After Effects, and GoLive. The increase in revenue from these products in the third quarter of fiscal 2000 compared to the same period last year was partially offset by a decline in upgrade revenue from Photoshop, as the release of Photoshop 5.5 in the third quarter of fiscal 1999 resulted in higher revenue that quarter. The increase in revenue was also partially offset by a decline in revenue from PageMill due to product lifecycle timing.

     Our OEM Postscript and Other segment also increased $1.6 million, or 5%, in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 due to the strength of the high-end color printing market.

     During the first nine months of fiscal 2000, overall revenue increased $177.5 million, or 24%, compared to the first nine months of fiscal 1999. Our Web Publishing segment provided the majority of the revenue growth, increasing $90.0 million, or 32%. The increase in revenue from this segment was primarily due to increased licensing of Photoshop, our Web and Dynamic Media Collection products, LiveMotion, After Effects, Adobe Premiere, and GoLive. The increase in revenue from these products in the first nine months of fiscal 2000 compared to the same period last year was partially offset by a decline in revenue from PageMill due to product lifecycle timing.

     Our ePaper Solutions and Print Publishing segments also contributed to the revenue growth in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. Revenue from our ePaper Solutions segment increased $56.4 million, or 61%, in the first nine months of fiscal 2000 compared to the same period last year across all geographic segments due to the penetration of Acrobat and its related technologies into major industry sectors and various government agencies. Revenue from our Print Publishing segment grew $38.1 million, or 15%, primarily due to increased licensing of Illustrator, InDesign, our Design Collection product, Adobe Type Manager, and FrameMaker. The increase in revenue from this segment was partially offset by a decline in revenue from our Publishing Collection product and PageMaker.

     The increase in revenue from the above mentioned segments in the first nine months of fiscal 2000 compared to the same period last year was partially offset by a decline in revenue from our OEM PostScript and Other segment of $7.0 million, or 7%. We expect our OEM PostScript license business to continue to be relatively flat or decline for the remainder of the year.

     We categorize our geographic information into three major market regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia. In the third quarter of fiscal 2000, revenue generated in the Americas, EMEA, and Asia represented 54%, 20%, and 26% of total revenue, respectively, compared to 54%, 22%, and 24% of total revenue, respectively, generated in the third quarter of fiscal 1999. In the first nine months of fiscal 2000, revenue generated in the Americas, EMEA, and Asia represented 53%, 24%, and 23% of total revenue, respectively, compared to 53%, 25%, and 22% of total revenue, respectively, generated in the first nine months of fiscal 1999.

     Total application platform mix (excluding platform independent and UNIX revenues) for the third quarter of fiscal 2000 was split 63% on Windows and 37% on Macintosh as compared to 59% and 41%, respectively, for the third quarter of fiscal 1999.

	September 1, 2000	September 3, 1999	Change

	(dollars in millions)
Direct costs
Three months ended:
Direct costs	$23.7	$24.3	(2.5)%
Percentage of total revenue	7.2%	9.3%
Nine months ended:
Direct costs	$65.0	$70.5	(7.8)%
Percentage of total revenue	7.1	9.6%

     Direct costs decreased in absolute dollars and as a percentage of revenue in the third quarter and first nine months of fiscal 2000 compared to the same periods last year due to lower localization and royalty costs, as well as reductions in material costs as a result of our ongoing cost improvement program. For the fourth quarter of fiscal 2000 and in fiscal 2001 we anticipate that gross margin will be approximately 93% of revenue.

OPERATING EXPENSES

	September 1, 2000	September 3, 1999	Change

	(dollars in millions)
Research and development
Three months ended:
Research and development	$61.6	$48.0	28.3%
Percentage of total revenue	18.7%	18.4%

Nine months ended:
Research and development	$179.9	$140.5	28.1%
Percentage of total revenue	19.7%	19.2%

     Research and development expenses increased in the third quarter and first nine months of fiscal 2000 compared to the same periods last year primarily due to higher salaries as a result of headcount growth. The increase was also due to higher incentive compensation expenses and professional fees.

     We will continue to make significant investments in the development of our application software products, including those targeted for the growing Internet market. For the remainder of fiscal 2000 and in fiscal 2001 we expect that research and development expenditures will increase in absolute dollars. We have targeted such expenditures to be approximately 20% of revenue.

	September 1, 2000	September 3, 1999	Change

	(dollars in millions)
Sales and marketing
Three months ended:
Sales and marketing	$106.6	$84.8	25.7%
Percentage of total revenue	32.4%	32.5%

Nine months ended:
Sales and marketing	$288.0	$242.8	18.6%
Percentage of total revenue	31.7%	33.1%

     Sales and marketing expenses increased in the third quarter and first nine months of fiscal 2000 compared to the same periods last year primarily due to higher marketing, advertising, and public relations fees related to major product launches and brand campaigns. Sales and marketing expenses also increased in the third quarter and first nine months of fiscal 2000 compared to the same periods last year due to higher salaries expense, as well as higher order management fees.

     Sales and marketing expenses are expected to increase in absolute dollars and as a percentage of revenue in the fourth quarter of fiscal 2000 and in fiscal 2001 to support investments in e-commerce and enhanced marketing activities. As a percentage of revenue, we have targeted sales and marketing expenses to be approximately 33%.

	September 1, 2000	September 3, 1999	Change

	(dollars in millions)
General and administrative
Three months ended:
General and administrative	$29.9	$26.2	14.2%
Percentage of total revenue	9.1%	10.0%

Nine months ended:
General and administrative	$84.6	$78.6	7.5%
Percentage of total revenue	9.3%	10.7%

     General and administrative expenses increased in the third quarter of fiscal 2000 compared to the same period last year, primarily due to higher bad debt expense, salaries, and outside services. This increase was partially offset by a decrease in professional fees and depreciation expense.

     General and administrative expenses increased in the first nine months of fiscal 2000 compared to the same period last year primarily due to higher bad debt expense associated with certain customers whose accounts were deemed potentially uncollectible. The increase was partially offset by decreases in depreciation, professional fees, incentive compensation expense, and salaries expenses.

     We expect that general and administrative spending will increase in absolute dollars in the fourth quarter of fiscal 2000 and in fiscal 2001 to support ongoing administrative infrastructure needs. As a percentage of revenue such expenditures are targeted to be approximately 9%.

	September 1, 2000	September 3, 1999	Change

	(dollars in millions)
Restructuring and other charges
Three months ended:
Restructuring and other charges	—	$4.4	(100.0)%
Percentage of total revenue	—	1.7%

Nine months ended:
Restructuring and other charges	$5.6	$19.8	(71.5)%
Percentage of total revenue	0.6%	2.7%

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

	September 1, 2000	September 3, 1999	Change

	(dollars in millions)
Amortization of goodwill and purchased intangibles
Three months ended:
Amortization of goodwill and purchased intangibles	$1.2	$1.2	0.3%
Percentage of total revenue	0.4%	0.5%

Nine months ended:
Amortization of goodwill and purchased intangibles	$3.6	$3.6	0.9%
Percentage of total revenue	0.4%	0.5%

     For the third quarter and first nine months of fiscal 2000 and fiscal 1999, amortization of goodwill primarily relates to the acquisition of substantially all of the assets of GoLive Systems, Inc. and a related partnership (together “GoLive Systems”) in December 1998.

NONOPERATING INCOME, NET

	September 1, 2000	September 3, 1999	Change

	(dollars in millions)
Investment gain
Three months ended:
Investment gain	$9.4	$13.2	(28.5)%
Percentage of total revenue	2.8%	5.0%

Nine months ended:
Investment gain	$21.8	$27.1	(19.8)%
Percentage of total revenue	2.4%	3.7%

     During the third quarter of fiscal 2000, we recorded mark-to-market gains totaling $16.8 million primarily related to investments in AvantGo, Inc., ImageX.com, Digital Fountain, and Slam Dunk Networks, Inc. We also recorded a realized gain of approximately $1.5 million related to the sale of a portion of our investment in Tumbleweed Communications Corporation (“Tumbleweed”). These gains were partially offset by a loss related to the write-down of our investment in eCircles, Inc., as well as expenses of Adobe Ventures, together totaling approximately $8.9 million.

     In addition to the investment gains and losses noted above, the first nine months of fiscal 2000 included a realized gain of approximately $8.9 million related to the sale of a portion of our investment in Tumbleweed and mark-to-market adjustments totaling $4.7 million primarily related to investments in Virage, Inc., Impresse Corporation, Digimarc Corporation, and HAHT Software, Inc. These additional gains were primarily offset by investment losses related to mark-to-market adjustments of various other Adobe Venture investments and related expenses totaling approximately $1.2 million.

     During the third quarter of fiscal 1999, we recorded a net realized gain of $9.4 million related to the sale of a portion of our investment in Vignette Corporation (“Vignette”). We also recorded an investment gain totaling $7.0 million due to the mark-to-market adjustment of Tumbleweed. These investment gains were partially offset by investment losses totaling $3.2 million related to mark-to-market adjustments of various other Adobe Venture investments.

     Additionally, during the first nine months of fiscal 1999, we recorded investment gains from mark-to-market adjustments totaling $17.8 million and $2.7 million related to investments in Electronic Submission Publishing Systems, Inc. and Salon.com, respectively. We also recorded a realized gain of $1.0 million related to the sale of a portion of our investment in Vignette. These gains were partially offset by an investment loss of $5.2 million related to the acquisition of PointCast, Inc., a former investee of the Company, by idealab!. In connection with the acquisition, we exchanged our shares of PointCast, Inc. for approximately 542,000 shares of idealab!'s Launchpad Technologies, Inc. We also recorded expenses of Adobe Ventures and investment losses related to mark-to-market adjustments of various other Adobe Ventures investments together totaling approximately $2.4 million.

     We are uncertain of future investment gains and losses, as they are primarily dependent upon the operations of the underlying companies.

	September 1, 2000	September 3, 1999	Change

	(dollars in millions)
Interest and other income
Three months ended:
Interest and other income	$5.2	$4.9	4.7%
Percentage of total revenue	1.6%	1.9%

Nine months ended:
Interest and other income	$14.8	$16.1	(7.9)%
Percentage of total revenue	1.6%	2.2%

     Interest and other income increased in the third quarter of fiscal 2000 compared to the same period last year primarily due to higher average cash balances and higher interest rates.

     For the first nine months of fiscal 2000 compared to the same period last year, interest income remained relatively flat. Other income for the first nine months of fiscal 2000 was lower compared to the first nine months of fiscal 1999 as fiscal 1999 included higher foreign currency gains.

	September 1, 2000	September 3, 1999	Change

	(dollars in millions)
Provision for income taxes
Three months ended:
Provision for income taxes	$42.2	$32.9	28.2%
Percentage of total revenue	12.8%	12.6%
Effective tax rate	35.0%	36.5%

Nine months ended:
Provision for income taxes	$112.3	$80.7	39.1%
Percentage of total revenue	12.3%	11.0%
Effective tax rate	35.0%	36.5%

     Our effective tax rate decreased in the third quarter and first nine months of fiscal 2000 compared to the same periods last year due to tax benefits associated with a restructuring of our international operations. We expect our tax rate to be approximately 35.5% in the fourth quarter of fiscal 2000 as a result of the closure of the Glassbook acquisition. In fiscal 2001, we expect our effective tax rate to decline to 34%.

Factors That May Affect Future Results of Operations

     We believe that in the future our results of operations could be affected by various factors, including:

  delays in shipment of our new products and major new versions of existing products lack of market acceptance of new products and upgrades
  introduction of new products by major competitors
  weakness in demand for application software and printers
  renegotiation of royalty arrangements
  lack of growth in worldwide personal computer and printer sales, and downward sales price adjustments consolidation in the OEM printer business
  ongoing weakness in our printing business due to product transitions industry transitions to new business and information delivery models adverse changes in general economic conditions in any of the countries in which we do business market risks associated with our equity investments (as discussed later under “Quantitative and Qualitative Disclosures about Market Risk”)

     We have stated that our revenue growth target for the fourth quarter of fiscal 2000 is 25% over the fourth quarter of fiscal 1999. We have also stated that we are targeting at least 25% annual revenue growth in fiscal 2001. Additionally, for the fourth quarter of fiscal 2000 and in fiscal 2001 we have stated the following targets: gross margin of 93%, operating profit margin of 31%, operating model targets for research and development, sales and marketing, and general and administrative expenses of 20%, 33%, and 9% of revenue, respectively, and a days sales outstanding (DSO) of 45-50 days. Finally, we have stated an effective tax rate target for the fourth quarter of fiscal 2000 of approximately 35.5%, and an effective tax rate target in fiscal 2001 of approximately 34%.

     We use these targets to assist us in making decisions about our allocation of resources and investments, not as predictions of future results. The targets reflect a number of assumptions, including assumptions about:

  product pricing and demand
  manufacturing costs and volumes
  the mix of application products and licensing revenue, full and upgrade products, distribution channels, and geographic distribution

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

     The market for our graphics applications, particularly our Web publishing and consumer products, is intensely and increasingly competitive and is significantly affected by product introductions and market activities of industry competitors. Additionally, Microsoft Corporation (“Microsoft”) has increased its presence in the digital imaging/graphics market; we believe that, due to Microsoft's market dominance, any new Microsoft digital imaging products will be highly competitive with our products. If competing new products achieve widespread acceptance, our operating results would suffer.

     We generally offer our application-based products on Macintosh, Windows, and UNIX platforms, and we generally offer our server-based products on the Linux platform as well as these three platforms. To the extent that there is a slowdown of customer purchases of personal computers on either the Windows or Macintosh platforms or in general, our business could be harmed.

     We distribute our application products primarily through distributors, resellers, and retailers (collectively referred to as “distributors”). A significant amount of our revenue for application products is from a single distributor. We have revised our channel program to reduce the overall number of our distributors worldwide and focus our channel efforts on larger distributors. This revision of the channel program has resulted in an increase in our dependence on a smaller number of distributors selling through a larger amount of our products. Additionally, our goal is to increase our direct distribution of our products to end users through our online store located on our Web site at www.adobe.com. Any such increase in our direct revenue efforts will place us in increased competition with our channel distributors and with newer types of distribution of our products by online, Internet-based resellers of our products. While we anticipate that the restructuring and streamlining of our product distribution channels and the increase in the scope of our direct sales efforts will eventually improve our business by decreasing discounts or rebate programs provided to distributors, decreasing product returns, and shortening inventory cycles, these changes could instead seriously harm our business.

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

     We currently rely on three manufacturers of our products, each located in a different region. If a manufacturer terminates its relationship with us or if our supply from a manufacturer is interrupted or terminated for any other reason, we may not have enough time or be able to replace the supply of products manufactured by that manufacturer to avoid harm to our business.

     Revenue from our OEM PostScript and Other segment experienced a 7% decline for the first nine months of fiscal 2000 compared to the same period in fiscal 1999, primarily as a result of a decline in revenue from the licensing of Adobe PostScript technology. We expect this trend to continue and believe that our financial results could be harmed by it. The ongoing weakness in the monochrome laser printer market as a result of the decline in average selling prices of monochrome laser printers and the increasing use of inkjet printers was a factor causing the revenue decline. In addition, the loss of royalty revenue from Hewlett-Packard Company's desktop monochrome laser printer division, which has been incorporating a clone version of Adobe PostScript technology in some printers, has resulted in lower licensing revenue to us over the past three years. Even though we continue to work with HP printer operations to incorporate Adobe PostScript and other technologies into other HP products, we expect continued lower revenue in this segment from HP for the remainder of fiscal 2000. If other significant customers also decide to incorporate a clone version instead of Adobe PostScript technology, it could seriously harm our business. Further, OEM customers on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us.

     From the end of fiscal 1997 through the first quarter of fiscal 1999, we experienced a decline in revenue from the Japanese market due to a weak Japanese computer market and general economic conditions in Japan. Although revenue from our Japanese operation has increased since that time, these adverse economic conditions may continue in the short term, and they may continue to adversely affect our revenue and earnings. Although there were also adverse conditions in other Asian and Latin American economies, the countries affected represent a much smaller portion of our revenue and thus have less impact on our operational results.

     Although we implemented restructurings of our business in the second, third, and fourth quarters of fiscal 1999, resulting in a workforce reduction of 9%, we plan to continue to invest in certain areas, which will require us to hire additional employees. Competition for high-quality personnel, especially highly skilled engineers, is extremely intense. Our ability to effectively manage this growth will require us to continue to improve our operational and financial controls and information management systems and to attract, retain, motivate, and manage employees effectively; otherwise our business could be seriously harmed.

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

     We derive a significant portion of our revenue and operating income from our subsidiaries located in Europe, Japan, Asia Pacific, and Latin America. We generally experience lower revenue from our European operations in the third quarter because many customers reduce their purchasing activities in the summer months. Additionally, we are uncertain whether the recent weakness experienced in the Japan, Asia Pacific, and Latin America markets will continue in the foreseeable future due to possible currency devaluation and liquidity problems in these regions. While most of the revenue of our European subsidiaries is currently denominated in U.S. dollars, the majority of our revenue derived from Japan is denominated in yen, and the majority of all our subsidiaries' operating expenses are denominated in their local currencies. In addition, we plan to denominate revenue in Euros in certain European countries beginning in December 2000. As a result, our operating results are subject to fluctuations in foreign currency exchange rates. To date, the financial impact of such fluctuations has not been significant. Our hedging policy attempts to mitigate some of these risks, based on our best judgment of the appropriate trade-offs among risk, opportunity, and expense. We have established a hedging program to hedge our exposure to foreign currency exchange rate fluctuations, primarily of the Japanese yen. We are currently reviewing our hedging program and will make adjustments based on our best judgment. Our hedging program focuses primarily on the Yen although we will evaluate additional hedging upon the advent of our denominating certain European revenue in Euros. Our hedging program is not comprehensive, and our program may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

     In connection with the enforcement of our own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third-party rights, we have been, are currently, and may in the future be subject to complex, protracted litigation as part of our policy to vigorously defend our intellectual property rights. Intellectual property litigation is typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation, we may not prevail in any ongoing or future litigation. Adverse decisions in such litigation could have negative results, including subjecting us to significant liabilities, requiring us to seek licenses from others, preventing us from manufacturing or licensing certain of our products, or causing severe disruptions to our operations or the markets in which we compete, any one of which could seriously harm our business.

     We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the American Institute of Certified Public Accountants (the “AICPA”), the Securities and Exchange Commission (the “SEC”), and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even affect the reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including:

  rules relating to software revenue recognition

  purchase and pooling-of-interests accounting for business combinations the valuation of in-process research and development
  employee stock purchase plans
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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities, and requires us to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. In June, the FASB issued SFAS 138, which amends SFAS 133 with regards to specific hedging risks, foreign-currency-denominated assets and liabilities, and intercompany derivatives. We will be required to implement SFAS 133 in fiscal year 2001. We are currently assessing the potential impact that SFAS 133 will have on our financial statements.

     In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A that delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB No. 101B that further delayed the implementation date of SAB No. 101. We must adopt SAB No. 101 no later than in the fourth quarter of fiscal 2001. We have not determined the impact that SAB No. 101 will have on our financial statements and believe that such determination will not be meaningful until closer to the date of initial adoption.

     In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB No. 25” (“FIN No. 44”). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN No. 44 is effective July 1, 2000. We do not expect the adoption of FIN No. 44 to have a material impact on our financial position or results of operations.

     In March 2000, the Emerging Issues Task Force (the “EITF”) published their consensus on Issue No. 00-2. “Accounting for Web Site Development Costs, “ which requires that costs incurred during the development of web site applications and infrastructure, involving developing software to operate the web site, including graphics that affect the “look and feel” of the web page and all costs relating to software used to operate a web site should be accounted for under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to FASB Statement No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” We will be required to adopt Issue No. 00-2 in our first fiscal quarter of 2001, beginning after December 1, 2000. We are in the process of assessing any impact that the adoption of Issue No. 00-2 will have on our consolidated financial position or results of operations.

     In March 2000, the EITF reached a consensus on Issue No. 00-3, “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware.” The Issue states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The Company's hosting service agreement now in place does not grant customers the right to take possession of hosted software without an additional charge.

     In March 2000, the EITF reached a consensus on Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” Issue No. 00-08 addresses the date to be used by the grantee to measure the fair value of those equity instruments for revenue recognition purposes for transactions in which an entity provides goods or services in exchange for equity instruments. In addition, it addresses how the grantee should account for an increase in fair value as a result of an adjustment as revenue for transactions in which any of the terms of the equity instruments are subject to adjustment after the measurement date. Issue No. 00-08 applies to all grants and to modifications of existing grants that occur after March 16, 2000. We do not expect the adoption of Issue No. 00-8 to have a material impact on our financial position or results of operations.

     In May 2000, the EITF reached a consensus on Issue No. 00-14, “Accounting for Coupons, Rebates, and Discounts.” Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. Issue No. 00-14 will be adopted in the same quarter as SAB No. 101. We do not expect the adoption of Issue No. 00-14 to have a material impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

	September 1,	December 3,
	2000	1999	Change

	(dollars in millions)

Cash, cash equivalents and short-term investments	$628.2	$498.7	26.0%
Working capital	$459.5	$355.4	29.3%
Stockholders' equity	$673.7	$512.2	31.5%

     Our cash, cash equivalents, and short-term investments consist principally of money market mutual funds, municipal bonds, and various equity investments. All of our cash equivalents and short-term investments are classified as available-for-sale under the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are carried at fair value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity.

     Our cash, cash equivalents, and short-term investments increased $129.5 million, or 26.0%, from December 3, 1999, primarily due to cash generated from operations of $294.3 million, proceeds from the issuance of treasury stock related to the exercise of stock options under our stock option plans and the issuance of treasury stock under the Employee Stock Purchase Plan of $87.5 million, proceeds from the sale of other companies' equity securities totaling $13.3 million, and the sale of a corporate facility in Scotland for $5.4 million. In addition, short-term investments increased due to a reclassification of $48.7 million of investments classified as long-term to short-term and mark-to-market adjustments on those short-term investments of $21.9 million.

     These factors were partially offset by the purchase of treasury stock in the amount of $234.6 million, the purchase of other assets for $77.9 million, capital expenditures of $17.5 million, the payment of dividends totaling $9.0 million, and the effect of foreign currency exchange rates totaling $1.8 million.

     We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to purchase treasury stock and acquire software companies, products, or technologies that are complementary to our business.

     We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.025 per common share for the first, second, and third quarters of fiscal 2000. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's

Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

     In April 1999, Adobe's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. This new stock repurchase program was in addition to an existing program whereby we have been authorized to repurchase shares to offset issuances under employee stock option and stock purchase plans. As of September 1, 2000, no purchases have been made under the 5.0 million share repurchase program.

     Under our existing plan to repurchase shares to offset issuances under employee stock plans, we repurchased approximately 3.4 million shares in the first nine months of fiscal 2000 at a cost of $234.6 million. During the first nine months of fiscal 1999, we repurchased 8.0 million shares at a cost of $273.1 million.

     In addition, during fiscal 1999, 1.7 million shares were repurchased at a cost of $30.5 million under another share repurchase program, in which Adobe's Board of Directors authorized the repurchase of up to 30.0 million shares. This share repurchase program was completed during the first quarter of fiscal 1999.

     To facilitate our stock repurchase program, we sold put warrants to independent third parties in the third quarter of fiscal 2000. Each put warrant entitles the holder to sell one share of our common stock to us at a specified price. On September 1, 2000, put warrants to sell approximately 0.3 million shares of our common stock were outstanding that expire in September 2000 with an average exercise price of $96.20 per share.

     In addition, we purchased call options from independent third parties that entitle us to buy shares of our common stock on certain dates at specified prices. On September 1, 2000, call options to purchase approximately 0.2 million shares were outstanding that expire in September 2000 with an average exercise price of $104.00 per share. Under these arrangements, at our option, we can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

     We believe that existing cash, cash equivalents, and short-term investments, together with cash generated from operations, will provide sufficient funds for us to meet our operating cash requirements in the foreseeable future.

Commitments

     Our principal commitments as of September 1, 2000 consist of obligations under operating leases, line of credit agreements, venture investing activities, and various service agreements.

     We replaced, for one year, a $100.0 million unsecured revolving line of credit, which expired in August 2000. The terms, covenants, and margins of the new facility are substantially the same as the expiring facility.

     We believe that if either or both of the lines of credit are canceled or amounts are not available under the lines, there would not be a material adverse effect on our financial results, liquidity, or capital resources.

     Under the terms of the lines of credit and the lease agreement, we may pay cash dividends unless an event of default has occurred or we do not meet certain financial ratios.

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

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

     On August 10, 2000, Adobe filed suit in the U.S. District Court of Delaware against Macromedia, Inc. (“Macromedia”) for infringement of U.S. Patent No. 5,546,528 related to Adobe's tabbed palette patent, which is Adobe's method of displaying and working with multiple sets of information in the same area of the computer screen. On September 18, 2000, Adobe amended its complaint to include an additional claim of infringement of U.S. Patent No. 6,084,597 related to a method of rasterizing and rendering complex layered compositions in a movie. The complaint seeks a permanent injunction and unspecified treble damages.

     On September 27, 2000, Macromedia filed counterclaims in the U.S. District Court of Delaware for infringement of U.S. Patent No. 5,467,443, which relates to changing blended elements and automatic re-blending of elements, and U.S. Patent Nos. 5,151,998 and 5,204,969, which relate to visually displaying and editing sound waveforms. Macromedia denied it infringes Adobe's patents in its answer to Adobe's amended complaint. The counterclaim seeks a declaration that Adobe's patents are unenforceable, invalid, and not infringed by Macromedia, a permanent injunction, and unspecified treble damages.

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

     Management believes that the ultimate resolution of these matters will not have a material impact on our financial position or results of operations.

Item 6.     Exhibits and Reports on Form 8-k

(a)	Index to Exhibits
		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	The Registrant's (as successor	10-Q	5/30/97	3.1
	in-interest to Adobe Systems
	(Delaware) Incorporated by
	virtue of a reincorporation
	effective 5/30/97) Certificate
	of Incorporation, as filed with
	the Secretary of State of the
	State of Delaware on 5/9/97.
3.2.10	Amended and Restated	8-K	9/3/98	3.2
	Bylaws as currently
	in effect.
3.3	Certificate of Designation	10-K	5/30/97	2.1
	of the Series A Preferred
	Stock
3.4	Agreement and Plan of	10-Q	5/30/97	2.1
	Merger effective 5/30/97
	(by virtue of a reincorporation),
	by and between Adobe
	Systems Incorporated, a
	California corporation and
	Adobe Systems (Delaware)
	Incorporated, a Delaware
	corporation.
3.5	Certificate of Amendment to	S-8	6/16/00	4.6
	Certificate of Incorporation
	filed with the
	Secretary of State
	of the state of Delaware on
	May 26, 2000
4.1	Third Amended and	8-K	12/15/98	1
	Restated Rights
	Agreement between the
	Company and Harris
	Trust Company of
	California
4.2	Fourth Amendment and	8-K	7/3/00	1
	Restated Agreement
	between the Company and
	Computershare Investor
	Services, LLC
10.1.6	1984 Stock Option Plan,	10-Q	7/02/93	10.1.6
	as amended*
10.21.3	Revised Bonus Plan*	10-Q	2/28/97	10.21.3
10.24.1	1994 Performance and	S-8	7/27/94	10.24.1
	Restricted Stock Plan*
10.24.2	Amended 1994 Performance	10-Q	5/29/98	10.24.2
	and Restricted Stock Plan*
10.25.0	Form of Indemnity	10-K	11/30/90	10.17.2
	Agreement*				(Continued)

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.25.1	Form of Indemnity	10-Q	5/30/97	10.25.1
	Agreement*
10.32	Sublease of the Land and	10-K	11/25/94	10.32
	Lease of the Improvements
	By and Between
	Sumitomo Bank Leasing
	and Finance Inc. and
	Adobe Systems Incorporated
	(Phase 1)
10.36	1996 Outside Directors	10-Q	5/31/96	10.36
	Stock Option Plan*
10.37	Confidential Resignation	10-Q	5/31/96	10.37
	Agreement*
10.38	Sublease of the Land and	10-Q	8/30/96	10.38
	Lease of the Improvements
	By and Between
	Sumitomo Bank Leasing
	and Finance Inc. and
	Adobe Systems Incorporated
	(Phase 2)
10.39	1997 Employee Stock	S-8	5/30/97	10.39
	Purchase Plan, as amended*
10.40	1994 Stock Option	S-8	5/30/97	10.40
	Plan, as amended*
10.42	Amended and Restated	10-Q	8/28/98	10.42
	Limited Partnership
	Agreement of Adobe
	Incentive Partners, L.P.*
10.43	Resignation Agreement*	10-K	11/28/97	10.43
10.44	Forms of Retention	10-K	11/28/97	10.44
	Agreement*
10.45	Confidential Executive	10-Q	8/28/98	10.45
	Resignation Agreement
	And General Release of
	Claims*
10.46	Confidential Executive	10-Q	8/28/98	10.46
	Resignation Agreement
	And General Release of
	Claims*
10.47	Confidential Executive	10-Q	8/28/98	10.46
	Resignation Agreement
	And General Release of
	Claims*
10.48	Letter of Release	10-K	11/27/98	10.48
	and Waiver*
10.49	Confidential Executive	10-Q	3/5/99	10.49
	Resignation Agreement
	And General Release of
	Claims*
10.50	Confidential Executive	10-Q	6/4/99	10.50
	Separation Agreement
	And General Release of
	Claims*				(Continued)

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.51	Amended 1997 Employee	S-8	6/21/99	10.51
	Stock Purchase Plan*
10.52	Amendment to Limited	10-Q	6/4/99	10.52
	Partnership Agreement
	of Adobe Incentive
	Partners, L.P.*
10.53	Amended, Restated and	10-Q	9/3/99	10.53
	Consolidated Master Lease
	of Land and Improvements
	By and between Sumitomo
	Bank Leasing and Finance,
	Inc. and Adobe Systems
	Incorporated
10.54	1999 Credit Agreement among		9/3/99	10.54
	10-Q Adobe Systems
	Incorporated, Lenders named
	therein and ABN AMRO Bank
	N.V., as Administrative Agent,
	with certain related Credit
	Documents
10.55	1999 Nonstatutory Stock	S-8	9/15/99	4.6
	Option Plan*
10.56	Note Secured by Deed of	10-K	12/3/99	10.56
	Trust and Promissory Note*
10.57	Confidential Executive	10-K	12/3/99	10.57
	Resignation Agreement
	And General Release of
	Claims*
10.58	Technical Support Agreement†	10-Q	3/3/00	10.58
10.59	Turnkey Agreement, Europe†	10-Q	3/3/00	10.59
10.60	European Logistical Services	10-Q	3/3/00	10.60
	Agreement†
10.61	North America Logistical	10-Q	3/3/00	10.61
	Services Agreement†
10.62	Turnkey Agreement, Adobe	10-Q	3/3/00	10.62
	Program Packages†
10.63	1996 Outside Directors' Stock	S-8	6/16/00	4.7
	Option Plan, as amended*
10.64	Forms of Stock Option	S-8	6/16/00	4.8
	Agreements used in
	connection with the 1996
	Outside Directors' Stock
	Option Plan*
10.65	Amendment to the European
	Logistical Services Agreement ‡				X
10.66	Credit Agreement among Adobe				X
	Systems, Incorporated, Lenders
	Named therein and ABN Amro
	Bank N.V., as Administrative
	Agent, with Certain Related
	Credit Documents
					(Continued)

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.67	Amendment No. 1 to 1999 Credit				X
Agreement among Adobe Systems,
Incorporated, Lenders Named
Therein and ABN Amro Bank
N.V., as Administrative Agent,
with Certain Related Credit
Documents
10.68	Amendment No. 2 to				X
Amended, Restated, and
Consolidated Master Lease
of Land and Improvements
between Adobe Systems,
Incorporated and Sumitomo
Bank Leasing and Finance, Inc.
21	Subsidiaries of the Registrant	10-K	12/3/99	21
27.1	Financial Data Schedule				X
27.2	Financial Data Schedule				X

*	Compensatory plan or arrangement
†	Order obtained granting Confidential Treatment.
‡	Confidential Treatment Request filed October 13, 2000

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED

	By	/s/ MURRAY J. DEMO

Murray J. Demo,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 16, 2000

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