Form 10-K
period 2000-12-01
ADOBE SYSTEMS INC
filed 2001-02-26
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 1, 2000
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

(408) 536-6000
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES /x/  NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  / /

    The aggregate market value of the common stock held by non-affiliates of the registrant as of January 26, 2001 was $13,724,235,765.

    The number of shares outstanding of the registrant's common stock as of January 26, 2001 was 240,907,955.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Notice of Annual Meeting of Stockholders to be held on April 26, 2000 are incorporated by reference into Part III.

Forward-Looking Statements

    In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2001. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

    On September 14, 2000, Adobe's Board of Directors announced a two-for-one stock split, effected in the form of a stock dividend, of our common stock for stockholders of record on October 2, 2000. The stock dividend was paid on October 24, 2000. All share and per share amounts referred to in this Form 10-K have been adjusted to reflect the stock split.

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

    Our strategy is to address the needs of graphic designers, professional publishers, Web publishers, business publishers, and consumers, as well as document intensive companies that are transitioning from paper to digital-based processes and workflows. We execute on this strategy by delivering products that support industry standards and that can be deployed on multiple computing environments, including Microsoft Windows, Apple Macintosh, Linux, and UNIX.

PRODUCTS AND MARKETS OVERVIEW

    We categorize our products into four principal business segments:

Web Publishing

  Web Publishing Market Opportunity

    Professional Web designers use Adobe's Web page layout, digital video, and digital imaging software to enable the virtual presentation of products and services on the Web, allowing companies to create brand differentiation and a satisfying Web browsing and on-line shopping experience for customers. Digital Web page content, which includes graphics, video, photograph images, animations, navigational buttons, banners, and textual items, are created with our software tools and integrated into dynamic, visually appealing Web pages. Web design professionals use our tools to make their Web pages stand out and differentiate their companies' Web sites from their competitors'.

    As use of the Web expands, we believe businesses throughout the world will continue to build and enhance their on-line presence on the Web. We also believe that the number of Web design professionals who create Web pages will grow to meet the increased on-line needs of these companies.

    In addition, companies will need easier-to-use methods for dynamically populating Web pages with information stored in databases, or data that changes rapidly and comes from multiple sources. Companies will also turn to Web page elements that use motion to convey messages, such as animation and digital movies.

    We have responded to these growing Internet trends with several new releases of our Web Publishing software applications. In August of fiscal 2000, we released Adobe GoLive version 5.0, which is an updated release of our professional Web site design, management, and publishing tool. In October of fiscal 2000, we released version 6.0 of Adobe Photoshop, which included enhanced capabilities for Web image, type treatment, and digital image creation and production.

    We also developed and released a new application called Adobe LiveMotion in May of 2000. LiveMotion is an application that allows users to create dynamic two-dimensional animations for display on the Web.

    We expect to increase our worldwide presence in Web page layout, digital video, and digital imaging software markets with new software releases and updates as these markets continue to grow. We will also work to integrate our products more seamlessly with each other, providing Web design professionals a complete and creative working environment.

  Web Publishing Products

    Adobe ActiveShare—free software that allows consumers to share photos over the Web. Includes virtually everything needed to import, edit, manage, and send photos either in an e-mail message or directly to Adobe Activeshare.com for sharing on the Web.

    Adobe After Effects—software used to create sophisticated animation, motion compositing, and special effects found in multimedia, broadcast, film, and the Web.

    Adobe Dynamic Media Collection—suite of four integrated application products that allows users to produce professional-quality video, film, multimedia, and Web projects; includes Adobe After Effects, Adobe Premiere, Adobe Photoshop, and Adobe Illustrator.

    Adobe GoLive—professional Web design and publishing software that provides innovative tools Web authors require to design, layout, and produce cutting-edge Web sites without the need for complex multimedia programming.

    Adobe LiveMotion—a new software tool that allows professional designers to create two-dimensional Web animations; it provides designers with a rich set of content creation tools for creating both vector and raster graphics in one application for increased productivity.

    Adobe PhotoDeluxe—software that allows consumers and small businesses to easily enhance and personalize their photos for a wide variety of applications in print and electronic media.

    Adobe Photoshop—provides photo design enhancement capabilities for print, the Internet, and multi-media; used by graphic designers, Internet content creators, Webmasters, and digital photographers.

    Adobe Photoshop Elements—offers unique image-editing tools designed specifically for amateur photographers, hobbyists, and business users who want to create professional-quality images for print and the Web.

    Adobe Premiere—professional digital video-editing software used to create broadcast-quality movies for video, film, multimedia, and the Web.

    Adobe Studio—a new Web site service that provides a creative design network for Web and print professionals; includes tips, galleries, and online resources, and a set of subscription services that offer a virtual workspace where users manage projects, collaborate online, and share and deliver files in a secure environment that's tightly integrated with Adobe's applications.

    Adobe SVG Viewer—a plug-in for Web browsers that allows users to view Web graphics created in Scalable Vector Graphics ("SVG") format.

    Adobe Web Collection—a comprehensive, integrated software suite that allows users to design still and interactive Web graphics and animations, optimize graphics for efficient downloading, and build dynamic Web sites that support the latest technology and standards. Suite includes three award-winning Adobe applications: Adobe GoLive, Adobe Illustrator, Adobe LiveMotion, and Adobe Photoshop.

Cross-media Publishing

  Cross-media Publishing Market Opportunity

    Graphic designers, production artists, technical writers, and prepress professionals use Adobe's solutions for professional page layout, illustration, business publishing, and printing visually rich information. Our software tools are used to create much of the printed information people see and read every day, including magazines, newspapers, catalogs, advertisements, brochures, product documentation, technical manuals, books, memos, reports, and banners. Consequently, we have significant market share in the technical publishing, illustration, and business publishing/layout markets. We have responded to the needs of our publishing customers by delivering several new releases of our Cross-media Publishing software applications. In March of fiscal 2000, we released an updated version of Adobe InDesign, our new professional page layout product that first shipped in fiscal 1999. In May of fiscal 2000, we released a new version of FrameMaker and FrameMaker+SGML with enhanced XML and book-building capabilities. In June of fiscal 2000, we released version 9.0 of Adobe Illustrator, which included enhanced Web graphic and transparency capabilities.

    We expect to maintain and grow our worldwide presence in the professional publishing markets in which we compete and increase our market share in the professional page layout market through licensing and adoption of our InDesign product. We will also work to integrate our products more seamlessly with each other, providing print professionals a complete and creative working environment. We will continue to provide solutions that help publishers of printed material reuse and re-purpose their information to output formats beyond that of print.

  Cross-media Publishing Products

    Adobe Acrobat InProduction—a new application built for print production professionals that contains professional tools for PDF print production; increases productivity using a tightly integrated toolset that enables you to control preflight, color separations and conversions, and trim/bleed and trapping parameters within Adobe PDF files.

    Adobe Design Collection—suite of four award-winning application products that allows consumers to create and produce professional images, illustrations, and layouts, and to publish documents across media; includes Adobe InDesign, Adobe Photoshop, Adobe Illustrator, and Adobe Acrobat.

    Adobe Dimensions—a 3D rendering tool for life-like modeling and visualization; brings 2D structures into 3D and applies textured surfaces, custom lighting effects and more.

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

    Adobe Illustrator—an illustration design tool used to create compelling graphic artwork for print publications and the Web.

    Adobe InCopy—a powerful editorial tool for seamless collaboration between writers, editors, and copy-fitters; InCopy is a companion to Adobe InDesign and is sold through Adobe's system integrator partners servicing the professional publishing market.

    Adobe InDesign—an innovative page-layout application for graphics professionals; based on a new, open, object-oriented architecture that is highly extensible, it enables Adobe and its industry partners to deliver powerful publishing solutions.

    Adobe InScope—a new collaboration and asset management solution designed for today's complex publishing environments; provides an open-architecture system that is flexible to adapt to any existing workflow; InScope is a companion to Adobe InDesign and is sold through Adobe's system integrator partners servicing the professional publishing market.

    Adobe PageMaker Plus—software used to create high-quality business documents simply and reliably with robust page layout tools, templates, and stock art.

    Adobe PressReady—powerful printing software used by professionals and based on Adobe PostScript 3; turns color inkjet printers into high-quality proofing devices.

    Adobe Publishing Collection—suite of four award-winning application products that allows consumers to create visually compelling print and online communication; includes Adobe PageMaker Plus, Adobe Photoshop, Adobe Illustrator, and Adobe Acrobat.

    Adobe Streamline—converts scanned bitmap images and shapes into smooth PostScript line art.

    Adobe Type Basics—includes 65 of Adobe's most versatile, best-selling typefaces, plus Adobe Type Manager; makes it easy to create beautiful text for print, Web, and video projects.

    Adobe Type Library—offers for individual sale over 2,500 Roman and almost 100 Japanese high-quality outline typefaces that are used by graphics professionals and Internet content creators worldwide.

    Adobe Type Manager—provides powerful, easy management of all PostScript Type 1, OpenType, and TrueType fonts.

ePaper Solutions

  ePaper Solutions Market Opportunity

    An opportunity exists to enable intelligent integration of paper and digital document communications with fidelity and reliability. Adobe Acrobat 4.0 software, which contains annotation, collaboration, digital signature, Web capture, and security features, is the cornerstone of Adobe's ePaper Solutions platform. We believe Acrobat 4.0 delivers functionality and capabilities that are needed in several markets.

    Adobe ePaper Solutions, which also include Adobe Acrobat Reader and Adobe PDF, enables users to transition from paper to digital-based processes and workflows. Companies in markets such as aerospace, financial services, government, insurance, legal, and pharmaceutical—those with paper-intensive processes—use Adobe ePaper Solutions to ensure that their electronic documents are delivered reliably and securely and can be viewed by the recipient in the exact form that the originator intended. Companies can reduce paper and storage costs through the use of our ePaper Solutions and can realize productivity gains.

    We have distributed more than 200 million copies of Acrobat Reader. Its widespread use and the adoption of the PDF format by industries and many worldwide government bodies have contributed to a dramatic increase in revenue from Adobe ePaper Solution products in 2000.

    In 2000, we added new products to the ePaper Solutions platform to address the growing eBooks marketplace. These new products include improved screen reading, document encryption, and transactional unlocking capabilities.

    We also believe that new versions of ePaper products will help companies integrate legacy paper documents, output from office and database applications, and other paper-based communication devices (such as faxes, letters, and e-mails) so that companies and even governments can use the Internet, intranets, and extranets as a communication and collaboration platform.

  ePaper Solutions Products

    Adobe Acrobat—software that allows users to publish and distribute business documents using corporate e-mail and intranets, the Internet, or CD-ROM. Enables users to easily convert files from almost any application to Adobe PDF, a compact cross-platform electronic format that generally preserves layout, fonts, colors, and images. Adobe Acrobat software includes everything needed to create and distribute rich electronic documents that can be viewed seamlessly within leading Web browsers.

    Adobe Acrobat Business Basics—software that enables business users to collaborate on documents with review, mark-up, search, digital signature, electronic form, document compare, and Web capture tools.

    Adobe Acrobat Capture—enables conversion of legacy paper-based documents into indexable, searchable, platform-independent electronic PDF files for archiving and distribution purposes.

    Adobe Acrobat Distiller Server—server-based software that provides workgroups with a centralized solution for converting Adobe PostScript files to Adobe PDF; gives IT and creative professionals the power of increased productivity and the assurance of consistent, high-quality output

    Adobe Acrobat Messenger—software that works with a scanner or digital copier and is designed for workgroups and departments to transform paper documents into electronic Adobe PDF files and deliver them via e-mail, Web, or fax; allows users to preview their documents on screen, crop or rotate pages, and add electronic annotations.

    Adobe Acrobat Reader—free software for viewing and printing Adobe PDF files on all major computer platforms; allows users to fill in and submit PDF forms online; allows users to download encrypted content from the Web, such as eBooks, and unlock it using the Web Buy feature of Acrobat Reader; an expanded version called Acrobat Reader+Search (which is available for a fee) enables users to search a collection of Adobe PDF files on a CD-ROM or local file system.

    Adobe Document Server—server-based software that lets users view Adobe PDF files within a Web browser, without requiring Adobe Acrobat Reader or other client software; lets you make PDF content accessible to the visually impaired by enabling users to convert Adobe PDF files into HTML text that can be interpreted by conventional screen-reading software.

    Adobe PDF Merchant—server-based software that integrates seamlessly into existing e-commerce and transaction servers; enables the secure exchange of content electronically—from sensitive corporate data to eBooks.

    Create Adobe PDF Online—a Web-hosted service that lets you convert a wide variety of documents into Adobe PDF files.

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

    Adobe PostScript 3—a printing and imaging page description language that is a standard, and is used by publishers, corporations, and government agencies around the world; gives users the power to create and print visually rich documents with total precision; licensed to printing equipment manufacturers for integration into their printing environments.

    Adobe Extreme—a printing architecture for service bureaus, prepress shops, and commercial printers; the fastest, most flexible implementation of Adobe printing technology; provides an integrated workflow that automates prepress tasks, optimizing output speeds and quality by using Adobe PDF and job tickets; offers flexibility while delivering a scalable, reliable, and productive printing environment.

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

  Web Publishing

    The Internet market is a constantly evolving and highly volatile market, characterized by rapid technology developments and frequent new product introductions. The needs of the Web and graphics professionals are rapidly changing to encompass on-line publishing as well as print-based publishing. Adobe's tools in this market, including Adobe GoLive, Adobe Photoshop, and Adobe LiveMotion, face significant competition from companies offering similar products and will continue to face competition from emerging products and technologies. Some of these competitors include Corel, Jasc Software, Macromedia, and Microsoft.

    The consumer digital imaging software market is characterized by intense competition, price sensitivity, brand awareness, and strength in retail distribution. We face direct and indirect competition in these markets from a number of companies, including Jasc Software, MGI Software, and Microsoft. We believe that we compete favorably with our Adobe Photoshop LE, Adobe Photoshop Elements, and Adobe PhotoDeluxe products due to consumer awareness of our brand in digital imaging, our strong relationships with critical original equipment manufacturer ("OEM") partners and market influencers, and our ability to leverage core competencies from our other established products.

    The dynamic media market is an increasingly competitive market as professional, enthusiast, and home users migrate away from analog video tools towards the use of digital camcorders and digital video production. Adobe After Effects and Adobe Premiere face increased competition from companies such as Apple Computer, in-sync Corporation, Media 100, MGI Software, Avid, and Ulead Systems. We believe we compete favorably with our products in these markets due to OEM partner relationships, and our ability to leverage core competencies and integration from our other products that are used by customers in these markets.

  Cross-media Publishing

    In the Cross-media publishing market, we offer several products including Adobe InDesign, Adobe PageMaker, Adobe Illustrator, and Adobe Type Library. We believe these individual products compete favorably on the basis of features and functionality, ease of use, product reliability, and price and performance characteristics. In addition, the products increasingly work well together, providing broader functionality and shortened product learning time for the individual who uses multiple applications to complete a project.

    Adobe InDesign, in particular, faces tough competition in the professional page layout market. The main competitor product has a leading market share in the Roman language professional page layout market, and Adobe has implemented sales and marketing programs to gain market share with our InDesign product.

    In the technical authoring and publishing market, Adobe FrameMaker products face competition from large-scale electronic publishing systems developed by several companies. Participants in this market compete based on the quality and features of their products, the level of customization and integration with other publishing system components, the number of hardware platforms supported, service, and price. We believe we can successfully compete in this market based upon the quality and features of the Adobe FrameMaker product, our extensive application programming interface, the large number of platforms supported, and other factors.

    A number of companies currently offer one or more products that compete directly or indirectly with one or more of Adobe's Cross-media publishing products. These companies include Corel, Interleaf (acquired by Broadvision), Macromedia, Microsoft, and Quark.

  ePaper Solutions

    In the document exchange and archive area, our Adobe ePaper product family faces competition from entrenched office applications, internet content creation/management tools that use Microsoft Word, XML, HTML, Tagged Information File Format ("TIFF") formats, and new emerging electronic book formats which are not based on Adobe PDF. We feel the Adobe ePaper product family competes favorably in terms of the combined benefits of compression, visual fidelity, transmittal time, and security of documents expressed using Adobe PDF.

    Emerging standards such as XML, and new standards such as Scalable Vector Graphics ("SVG") and the Open eBook ("OEB") standard are being developed and adopted. Adobe is working to ensure that compatibility or migration plans exist between these formats and the Adobe PDF format, as well as our Acrobat software products and other Adobe applications.

    Competitors for Adobe ePaper Solutions products include Microsoft, Corel, Gemstar, and ScanSoft.

  OEM PostScript and Other

    We believe that the principal competitive factors for OEM partners in selecting a page description language or a printing technology are product capabilities, market leadership, reliability, support, engineering development assistance, and price. We believe that our competitive advantages include our technology competency, OEM customer relationships, and intellectual property portfolio. Adobe PostScript and Adobe Extreme software face competition from Hewlett-Packard's proprietary PCL page description language and from developers of page description languages based on the PostScript language standard, including Xionics and Harlequin.

    Although Adobe has numerous OEM customer relationships that license Adobe PostScript technologies, revenues from a small number of the OEMs make up a majority of the revenue in this market segment.

OPERATIONS

Marketing and Sales

    We market and distribute our products through sales channels, which include distributors, retailers, systems integrators, software developers, and value-added resellers ("VARs"), as well as through OEM and hardware bundle customers. We also market and sell our products directly using our sales force, Adobe call centers, and through e-commerce methods via our Adobe.com Web site.

    We support our worldwide distribution network and end-user customers with international offices around the world, including locations in Australia, Argentina, Belgium, Brazil, Canada, China, Denmark, England, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, Mexico, the Netherlands, Norway, Portugal, Scotland, Singapore, Spain, Sweden, Switzerland, and Taiwan.

    We license our Adobe PostScript software and other printing systems technology to computer and printer manufacturers, who in turn distribute their products worldwide. We derive a significant portion of Adobe PostScript royalties from international sales of printers, imagesetters, and other output devices by our OEM partners.

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

    To date, we have not experienced significant difficulties in obtaining raw materials for the manufacture of our products or in the replication of CDs, printing, and assembly of components, although an interruption in production by a supplier could result in a delay in shipment of Adobe's products. The backlog of orders as of January 26, 2001 was approximately $22.4 million. The backlog of orders as of December 31, 1999 was approximately $33.5 million.

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

    We inform customers through on-line informational services on our Web site (www.adobe.com), and through a growing series of how-to books published by Adobe Press pursuant to a joint publishing agreement with Macmillan Computer Publishing. In addition, we prepare and authorize independent trainers to teach Adobe software classes in person or increasingly via computer-based and internet-based training programs. We sponsor workshops led by our own graphics staff, interact with independent user groups, and conduct regular beta-testing programs.

Investment in New Markets

    We own a majority interest in four venture capital limited partnerships, Adobe Ventures L.P.; Adobe Ventures II, L.P.; Adobe Ventures III, L.P., and Adobe Ventures IV, L.P. (collectively "Adobe Ventures"), that invest in early stage companies with innovative technologies. In addition to the potential for financial returns, our venture activities increase our knowledge of emerging markets and technologies, as well as expand our ecosystem of Adobe products and services.

    The investments in Adobe Ventures are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment income (loss). The stock of a substantial number of the technology companies held by the limited partnerships at December 1, 2000 is not publicly traded, and, therefore, there is no established market for these investments. As such, these investments are valued based on the most recent round of financing involving new non-strategic investors and estimates made by the general partner, a third party. When investments held by the limited partnerships are publicly traded, the fair value of such investments is based on quoted market prices, and mark-to-market adjustments are included in investment income. In general, as a matter of policy of the limited partnerships, a significant portion of the investments in the technology companies held by the limited partnerships will be distributed to the partners prior to the investee company's initial public offering.

    In March 1997, as part of our venture investing program, we established an internal limited partnership, Adobe Incentive Partners, L.P. ("AIP"), which allows certain of Adobe's executive officers to participate in cash or stock distributions from Adobe's venture investments. Assets held by AIP include Adobe's entire interests in Adobe Ventures L.P. and Adobe Ventures II, L.P. and certain equity securities of privately-held companies. Adobe is both the general partner and a limited partner of AIP. Other limited partners are executive officers and former executive officers of Adobe who are or were involved in Adobe's venture investing activities and whose participation was deemed critical to the success of the program. No limited partnership interests were granted in fiscal 2000.

    Adobe's Class A senior limited partnership interest in AIP includes both a liquidation preference and a preference in recovery of the cost basis of each specific investment. The executives' Class B junior limited partnership interest qualifies for partnership distributions only after (a) Adobe has fully recovered the cost basis of its investment in the specific investee company for which a distribution is made; and (b) the participating executive has vested in his or her distribution rights. The distribution rights generally vest on a monthly basis over three years, such that the rights are 25% vested after one year, 50% vested after two years and fully vested at the end of three years. All existing partnership interests were fully vested or ceased vesting. The limited partnership investments are restricted to investments in companies that were private at the time of the establishment of AIP or when the investment is made, whichever is later. Partnership interests may be allocated to designated officers only while the investee company is still private. In fiscal 2000, the participating officers received aggregate distributions of $27.7 million, consisting primarily of equity securities. The distribution to the officers represents their vested portion of nonmarketable securities that became marketable as a result of a public offering, as well as their vested portion of cash resulting from investments that were liquidated by AIP. At December 1, 2000, the minority interest held by the participating officers was $2.0 million and is included in accrued expenses on the consolidated balance sheet.

    Our portfolio of equity investments, including those held by AIP on December 1, 2000, had a cost basis of $176.6 million and a recorded fair market value of $162.7 million. In fiscal 2000, AIP recorded net income of $176.9 million. Gross proceeds from the sale of equity securities during fiscal 2000 were $17.8 million. Our equity investments and Adobe Ventures investments in equity securities at December 1, 2000 consisted of the following companies:

	Private	Public
Adobe Equity Investments
AvantGo, Inc.		X
Datalogics, Inc.	X
Digimarc Corporation		X
Digital Think, Inc.		X
eCircles, Inc.	X
ESPS, Inc.		X
Engage, Inc.		X
Exobox, Inc.	X
Impresse Corporation	X
InfoGate, Inc.	X
Objectivity, Inc.	X
Salon.com		X
Tumbleweed Communications Corp.		X
Viewpoint Corporation		X
Virage, Inc.		X
Winsoft	X
Adobe Ventures L.P. Equity Investments
Cogito Learning Media, Inc.	X
FileNet Corporation		X
ImageX.com, Inc.		X
Managing Editor Software, Inc.	X

Adobe Ventures II, L.P. Equity Investments
2Way Corporation	X
Cogito Learning Media, Inc.	X
Covia Technologies, Inc.	X
HAHT Software, Inc.	X
ImageX.com, Inc.		X
PictureIQ Corporation	X
Salon.com		X
Adobe Ventures III, L.P. Equity Investments
2Way Corporation	X
Biz 360, Inc.	X
Conscium, Inc.	X
Covalent Technologies, Inc.	X
Covia Technologies, Inc.	X
Digital Fountain	X
NetClerk, Inc.	X
PictureIQ Corporation	X
Sendmail, Inc.	X
Shutterfly.com, Inc.	X
Slam Dunk Networks, Inc.	X
Adobe Ventures IV, L.P. Equity Investments
Shutterfly.com, Inc.	X
Cardiff Software, Inc.	X

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

    During fiscal years ended December 1, 2000, December 3, 1999, and November 27, 1998, our research and development expenses, including costs related to contract development, were $240.2 million, $197.5 million, and $188.3 million, respectively. During fiscal 2000, we acquired Glassbook, Inc. for a total consideration of approximately $28.0 million. Based on an independent appraiser's valuation, $0.5 million was allocated to in-process research and development related to this acquisition. During fiscal 1999, we also acquired substantially all of the assets of two software companies, through separate purchase transactions, for an aggregate consideration of approximately $3.6 million. All of the purchase price was allocated to in-process research and development and expensed at the time of acquisition. See Management's Discussion and Analysis for further information.

PRODUCT PROTECTION

    We regard our software as proprietary and protect it with copyrights, patents, trademarks, trade secret laws, internal and external nondisclosure precautions, and restrictions on disclosure and transferability that are incorporated into our software license agreements. We protect the source code of our software programs as trade secrets, and make source code available to OEM partners only under limited circumstances and specific security and confidentiality constraints.

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

EMPLOYEES

    As of January 26, 2001, we employed 3,007 people, none of whom are represented by a labor union. We have not experienced work stoppages and believe our employee relations are good. Competition in recruiting personnel in the software industry, especially highly skilled engineers, is intense. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, management and marketing personnel.

EXECUTIVE OFFICERS

    Adobe's executive officers as of January 26, 2001 are as follows:

Name	Age	Positions
John E. Warnock	60	Chairman of the Board and Chief Technology Officer
Bruce R. Chizen	45	President and Chief Executive Officer
Murray J. Demo	39	Senior Vice President and Chief Financial Officer
Gracham K. Freeman	48	Senior Vice President, Worldwide Sales
Shantanu Narayen	37	Senior Vice President, Worldwide Product Development
Colleen M. Pouliot	42	Senior Vice President, General Counsel, and Corporate Secretary

    A biography, including the principal occupations for the past five years of each of the executive officers, is provided below.

    Dr. Warnock was a founder of Adobe and has been our Chairman of the Board since April 1989. Since September 1997, he has shared the position of Chairman of the Board with Charles M. Geschke. Dr. Warnock was the Chief Executive Officer since 1982 and in December 2000 became the Chief Technology Officer of Adobe, transferring title of Chief Executive Officer to Bruce R. Chizen. Dr. Warnock received a Ph.D. in electrical engineering from the University of Utah.

    Mr. Chizen joined Adobe upon the closing of the acquisition of Aldus in August 1994 as Vice President and General Manager, Consumer Products Division. In December 1997, he was promoted to Senior Vice President and General Manager, Graphic Products Division and in August 1998, Mr. Chizen was promoted to Executive Vice President, Products and Marketing. In April 2000, Mr. Chizen was promoted to President of Adobe and in December 2000 became Adobe's Chief Executive Officer. Prior to joining Adobe, Mr. Chizen was Vice President and General Manager, Consumer Division of Aldus Corporation from February 1994 to August 1994, and from November 1992 to February 1994, he was Vice President and General Manager, Claris Clear Choice for Claris Corp., a wholly owned subsidiary of Apple Computer, Inc., a manufacturer of computers and software. Mr. Chizen is a member of the Board of Directors of Viewpoint Corporation.

    Mr. Demo joined Adobe in August 1996 as the Director of Operations Finance. In July 1998 he was promoted to Corporate Controller. In October 1999, he was promoted to Vice President and Corporate Controller and in June 2000 was promoted to Senior Vice President and Chief Financial Officer. Prior to joining Adobe, Mr. Demo was the Director of Finance for Miller Freeman, Inc, a division of United News & Media, London, England from June 1993 to July 1996. Prior to Miller Freeman, Inc., Mr. Demo held a variety of senior finance and business development positions at First Financial Management, Visionary Corporate Technologies, and Hughes Electronics.

    Mr. Freeman joined Adobe upon the closing of the acquisition of Aldus in August 1994 as General Manager of Asia-Pacific and Latin America ("APL") and became Vice President of APL in June 1996. In April 1999, he was promoted to Senior Vice President of Worldwide Sales. Before joining Adobe, Mr. Freeman was Aldus' General Manager for the Pacific region from July 1991 to August 1994. Prior to that time, Mr. Freeman served as Marketing and Sales Director for Compaq Computer Corporation helping in the establishment of its operations in the Pacific. Prior to joining Compaq, Mr. Freeman held a variety of sales and marketing positions with IBM.

    Mr. Narayen joined Adobe in January 1998 as Vice President of Engineering and has held various other positions as vice president and general manager of Adobe's engineering technology group. He was promoted to Senior Vice President, Worldwide Product Development in January 1999. Prior to joining Adobe, Mr. Narayen co-founded Pictra Inc. in 1996. He was Director of Desktop and Collaboration products at Silicon Graphics Inc. and held various senior manager positions at Apple Computer Inc.

    Ms. Pouliot joined Adobe in July 1988 as Associate General Counsel and became the Corporate Secretary in April 1989. In December 1990, she was promoted to General Counsel. In December 1992, she was promoted to Vice President and in December 1997, to Senior Vice President. Ms. Pouliot was an associate at the law firm of Ware & Freidenrich from November 1983 until she joined Adobe.

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

Location	Approximate Square Footage	Use
North America:
345 Park Avenue San Jose, California USA	360,000	Research, product development, sales, marketing and administration
321 Park Avenue San Jose, California USA	280,000	Research, product development, sales, marketing and administration
801 N. 34th Street-Waterfront Seattle, WA 98103-88 USA	254,328	Product development, sales, marketing, technical support, and administration
Europe:
Europlaza 1101 BE Hoogoorddreef 54a Amsterdam ZO The Netherlands	10,000	Product development, sales, marketing and administration
Japan:
Gate City Ohsaki East Tower 1-11-2 Ohsaki, Shinagawa-ku Tokyo 141-0032 Japan	37,531	Product development, sales, marketing, and administration

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

Item 3. Legal Proceedings

    On August 10, 2000, Adobe filed suit in the U.S. District Court of Delaware against Macromedia, Inc. ("Macromedia") for infringement of U.S. Patent No. 5,546,528 related to Adobe's tabbed palette patent, which is Adobe's method of displaying and working with multiple sets of information in the same area of the computer screen. On September 18, 2000, Adobe amended its complaint to include an additional claim of infringement of U.S. Patent No. 6,084,597 related to method of rasterizing and rendering complex layered compositions in a movie. The complaint seeks a permanent injunction and unspecified treble damages.

    On September 27, 2000, Macromedia filed counterclaims in the U.S. District Court of Delaware for infringement of U.S. Patent No. 5,467,443, which relates to changing blended elements and automatic re-blending of elements, and U.S. Patent Nos. 5,151,998 and 5,204,969, which relate to visually displaying and editing sound waveforms. Macromedia denied it infringes Adobe's patents in its answer to Adobe's amended complaint. The counterclaim seeks a declaration that Adobe's patents are unenforceable, invalid, and not infringed by Macromedia, a permanent injunction, and unspecified treble damages. This case is currently in the discovery phase. The court has set a trial date for April 29, 2002.

    On February 6, 1996, a securities class action complaint was filed against Adobe, certain of its officers and directors, certain former officers of Adobe and Frame Technology Corporation ("Frame"), Hambrecht & Quist, LLP ("H&Q"), investment banker for Frame, and certain H&Q employees, in connection with the drop in the price of Adobe stock following its announcement of financial results for the quarter ended December 1, 1995. The complaint was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that the defendants misrepresented material adverse information regarding Adobe and Frame and engaged in a scheme to defraud investors. The complaint seeks unspecified damages for alleged violations of California law. The court granted plaintiffs' motion for class certification on September 22, 1999. We believe that the allegations against us and our officers and directors are without merit and intend to vigorously defend the lawsuit. The discovery phase of the case has been completed. Plaintiffs may seek additional discovery. We have filed a motion requesting summary judgment and dismissal of the case. The trial date is currently set for July 9, 2001.

    Management believes that the ultimate resolution of these matters will not have a material impact on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

    Our common stock is traded on The Nasdaq National Market under the symbol "ADBE." On January 26, 2001, there were 1,672 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock and the cash dividends paid per share, for the periods indicated, all of which are adjusted for the two-for-one stock split in the form of a stock dividend effected October 2000.

	Price Range
			Cash Dividend Per Share
	High	Low
Fiscal 2000:
First Quarter	$53.31	$26.72	$0.0125
Second Quarter	65.50	38.50	0.0125
Third Quarter	71.66	51.50	0.0125
Fourth Quarter	87.31	60.75	0.0125
Fiscal Year	87.31	26.72	0.05
Fiscal 1999:
First Quarter	$12.75	$9.19	$0.0125
Second Quarter	20.27	11.36	0.0125
Third Quarter	26.32	16.75	0.0125
Fourth Quarter	39.50	23.77	0.0125
Fiscal Year	39.50	9.19	0.05

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

Item 6. Selected Financial Data

    The following selected consolidated financial data (presented in thousands, except per share amounts and employee data) are derived from Adobe's consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended
	Dec. 1, 2000	Dec. 3, 1999	Nov. 27, 1998	Nov. 28, 1997	Nov. 29, 1996
Operations:
Revenue	$1,266,378	$1,015,434	$894,791	$911,894	$786,563
Income before income taxes	443,739	374,427	167,694	296,090	244,824
Net income(1)	287,808	237,751	105,144	186,837	153,277
Net income per share(1)
Basic	1.21	0.98	0.40	0.65	0.53
Diluted	1.13	0.92	0.39	0.63	0.51
Cash dividends declared per common share	0.05	0.05	0.05	0.05	0.05
Financial position:
Cash and short-term investments	679,853	498,716	272,547	502,956	564,116
Working capital	563,307	355,386	204,979	454,299	506,092
Total assets	1,069,416	803,859	767,331	940,071	1,001,393
Stockholders' equity	752,544	512,209	516,365	715,424	706,514
Additional data:
Worldwide employees	2,947	2,745	2,664	2,654	2,222

  All share and per share amounts referred to in the above table have been adjusted to reflect the two-for-one stock split in the form of a stock dividend effected October 24, 2000.

(1)
In 2000, includes investment gains of $14.3 million, one-time gains from the sale of assets of $2.7 million, restructuring and other charges of $5.6 million, in-process research and development of $0.5 million, and amortization of goodwill and purchased intangibles of $7.0 million. In 1999, includes investment gains of $88.9 million, one-time gains from the sale of assets of $5.7 million, restructuring and other charges of $23.0 million, acquired in-process research and development of $3.6 million, and amortization of goodwill and purchased intangibles of $4.8 million. In 1998, includes investment gains of $15.0 million, restructuring and other charges of $38.2 million, and amortization of goodwill and purchased intangibles of $7.7 million. In 1997, includes investment gains of $34.3 million, other nonrecurring gains of $0.6 million, acquired in-process research and development of $6.0 million, and amortization of goodwill and purchased intangibles of $2.6 million. In 1996, includes investment gains of $68.9 million, acquired in-process research and development of $21.3 million, restructuring charges related to divested products of $5.0 million, and amortization of goodwill and purchased intangibles of $2.4 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion (presented in millions, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

    In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2001. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Overview

    Founded in 1982, Adobe Systems Incorporated ("Adobe") is a provider of graphic design, publishing, and imaging software for Web and print production. We offer a market-leading line of application software products, type products, and content for creating, distributing, and managing information of all types. We license our technology to major hardware manufacturers, software developers, and service providers, and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, and original equipment manufacturer ("OEM") partners; direct to end users through Adobe call centers; and through our own Web site at www.adobe.com. We have operations in the Americas; Europe, Middle East, and Africa ("EMEA"); and Asia.

Revenue

	2000	Change	1999	Change	1998
Revenue	$1,266.4	25%	$1,015.4	13%	$894.8

    Revenue is categorized into four major operating segments: Web Publishing, Cross-media Publishing, ePaper Solutions, and OEM PostScript and Other. The Web Publishing, Cross-media Publishing, and ePaper Solutions segments include application products revenue that is derived predominantly from shipments of application software programs marketed through retail, VAR, and OEM distribution channels, as well as direct to end users through Adobe call centers and our Web site. The OEM PostScript and Other segment includes licensing revenue, which is made up of royalties received from OEM partners who ship products containing Adobe's PostScript technology, and includes revenue from divested businesses.

    Revenue from our Web Publishing segment is derived primarily from the licensing of the following application products: Adobe Photoshop, Adobe Premiere, After Effects, GoLive, Adobe PhotoDeluxe, Adobe Web Collection, Adobe Dynamic Media Collection, PageMill, LiveMotion (formerly ImageStyler), and ActiveShare. Cross-media Publishing revenue comes primarily from the licensing of the following application products: Adobe Illustrator, PageMaker, InDesign, FrameMaker, Adobe Publishing Collection, Adobe Design Collection, Adobe Type Manager, Adobe Type Library, PressReady, Adobe Font Folio, InCopy, Acrobat InProduction, Adobe Dimensions, and Streamline. The ePaper Solutions segment is derived from the licensing of Adobe Acrobat software and other Acrobat related technologies.

    For further information regarding our operating segments, see Note 16 of the Notes to Consolidated Financial Statements.

    During fiscal 2000, overall revenue increased 25% compared to fiscal 1999, driven primarily by increased licensing of products in our Web Publishing, ePaper Solutions, and Cross-media Publishing segments. Our Web Publishing segment provided the majority of the revenue growth in fiscal 2000, as it grew 36% from $394.1 million in fiscal 1999 to $536.6 million in fiscal 2000. The increase in revenue from this segment was primarily driven by the strength of Photoshop 5.5 revenue during the first three quarters of fiscal 2000 and the release of our Photoshop 6.0 product in the fourth quarter of fiscal 2000. Also contributing to the growth in this segment in fiscal 2000 compared to fiscal 1999 was the increased revenue from our Web and Dynamic Media Collection products, which were first introduced in the fourth quarter of fiscal 1999, and increased licensing of our LiveMotion, Adobe Premiere, After Effects, GoLive, and ActiveShare products. The increase in revenue in this segment was partially offset by a decline in revenue from our PageMill and PhotoDeluxe products, due to product lifecycle timing and pricing.

    Revenue from our ePaper Solutions segment increased 61% from $129.3 million in fiscal 1999 to $207.8 million in fiscal 2000 due to the continuing penetration of Acrobat and its related technologies into major industry sectors and various government agencies.

    Revenue from our Cross-media Publishing segment increased 10% from $353.9 million in fiscal 1999 to $390.5 million in fiscal 2000. This $36.6 million increase was primarily due to the new release of Illustrator 9.0 in the third quarter of fiscal 2000. This segment also benefited from the new release of FrameMaker 6.0 in the second quarter of fiscal 2000, as well as increased revenue from our Adobe Design Collection, Adobe Type Manager, Acrobat InProduction, and PressReady products. The increase in revenue from this segment was partially offset by a decline in revenue from our Adobe Publishing Collection product, primarily due to the introduction of our new Adobe Web, Dynamic Media, and Design Collection products, and a decline in revenue in both InDesign, due to slower adoption of this product in fiscal 2000 compared to the adoption upon the initial release of this product in fiscal 1999, and PageMaker, due to product lifecycle timing.

    The increase in revenue from the above mentioned segments in fiscal 2000 compared to fiscal 1999 was partially offset by a 5% decline in revenue from our OEM PostScript and Other segment, as it decreased from $138.2 million in fiscal 1999 to $131.5 million in fiscal 2000. Revenue from this segment decreased in fiscal 2000 compared to fiscal 1999 due to lower royalty rates paid by our OEMs and the ongoing weakness in the monochrome laser printer market as a result of the following factors: loss of royalty revenue from Hewlett-Packard Company's ("HP") desktop monochrome laser printer division, which has been incorporating a clone version of Adobe PostScript software into its products since the fall of 1997; a decline in the average selling price of monochrome laser printers; and an increase in the use of inkjet printers, resulting in weakness in the monochrome laser printer market.

    Although we experienced better-than-expected results in fiscal 2000 due to the strength of the high-end color and digital copier markets, we expect our OEM PostScript license business to decline approximately 10% in fiscal 2001 compared to fiscal 2000.

    During fiscal 1999, overall revenue increased 13% compared to fiscal 1998, due to increased licensing of products in the Cross-media Publishing, ePaper Solutions, and Web Publishing segments. Excluding revenue from businesses divested in the third quarter of fiscal 1998, revenue increased 16%. The Cross-media Publishing segment provided the majority of the fiscal 1999 revenue growth, with a 30% increase from $272.2 million in fiscal 1998 to $353.9 million in fiscal 1999. The increase in revenue from this segment was primarily due to increased licensing of our Adobe Publishing Collection product and the introduction of InDesign in the second half of fiscal 1999. The increase in revenue from these products was partially offset by a decline in revenue from PageMaker, Illustrator, and FrameMaker, primarily due to product lifecycle timing.

    Additional revenue growth in fiscal 1999 was achieved through our ePaper Solutions segment, as revenue more than doubled compared to fiscal 1998, from $58.0 million in fiscal 1998 to $129.3 million in fiscal 1999. This increase was due to the release of Acrobat 4.0 in the second quarter of fiscal 1999, with a higher number of units licensed as a result of growing customer adoption of Adobe Acrobat and Adobe Portable Document Format ("PDF") technology.

    The Web Publishing segment also contributed to the revenue growth, as it grew 11% in fiscal 1999 to $394.1 million compared to $354.2 million in fiscal 1998. The increase was primarily due to the new release of our GoLive product and increased licensing of our Photoshop, After Effects, and Adobe Premiere products. In addition, this segment experienced increased revenue from our Adobe Web Collection and Adobe Dynamic Media Collection products. The increase in revenue from this segment in fiscal 1999 was partially offset by a decline in revenue from our Adobe PhotoDeluxe product, due to reduced pricing, and a decline in revenue from our PageMill product, due to product lifecycle timing.

    The increase in revenue in fiscal 1999 in the above operating segments was partially offset by a decline in revenue from the OEM PostScript and Other segment of $72.2 million, or 34%, compared to fiscal 1998. OEM PostScript licensing revenue experienced a decline in fiscal 1999 compared to fiscal 1998, primarily due to the ongoing weakness in the monochrome laser printer market as a result of the following factors: loss of royalty revenue from HP's desktop monochrome laser printer division, which has been incorporating a clone version of Adobe PostScript software into its products since the fall of 1997; a decline in the average selling price of monochrome laser printers; and an increase in the use of inkjet printers, resulting in weakness in the monochrome laser printer market. In addition, in fiscal 1998, we received $20.2 million in revenue in this segment from businesses we divested in the third quarter of fiscal 1998, resulting in a decline of revenue in fiscal 1999 from the absence of these businesses.

    We categorize our geographic information into three major market regions: the Americas, EMEA, and Asia. In fiscal 2000 and fiscal 1999, revenue generated in the Americas, EMEA, and Asia represented 52%, 26%, and 22% of total revenue, respectively.

    Overall, revenue from our application products on the Windows platform increased 39% in fiscal 2000 compared to fiscal 1999, and revenue from our application products on the Macintosh platform increased by 15% in fiscal 2000 over fiscal 1999. In fiscal 1999 compared to fiscal 1998, revenue from our application products on the Windows platform increased 22%, and revenue from our application products on the Macintosh platform increased 21% during the same period. In fiscal 2000, the Windows and Macintosh platforms accounted for 63% and 37%, respectively, of application products revenue, excluding platform-independent and UNIX products, compared to 58% and 42%, respectively, in both fiscal 1999 and fiscal 1998. We expect the trend towards the Windows platform to continue in the foreseeable future.

Direct Costs

	2000	Change	1999	Change	1998
Direct costs	$87.3	(8)%	$94.5	(6)%	$101.0
Percentage of total revenue	6.9%		9.3%		11.3%

    Direct costs include product packaging, third-party royalties, excess and obsolete inventory, and amortization related to localization costs and acquired technologies.

    Direct costs decreased in absolute dollars and as a percentage of revenue in fiscal 2000 compared to fiscal 1999, primarily due to lower localization and royalty costs, as well as a reduction in material costs as a result of our ongoing cost improvement program. Direct costs also decreased in absolute dollars and as a percentage of revenue in fiscal 1999 compared to fiscal 1998, primarily due to more effective inventory management, resulting in lower excess and obsolete inventory and lower material costs.

    For fiscal 2001, we anticipate that gross margin will be approximately 93% of revenue.

Operating Expenses

  Research and Development

	2000	Change	1999	Change	1998
Research and development	$240.2	22%	$197.5	5%	$188.3
Percentage of total revenue	19.0%		19.4%		21.0%

    Research and development expenses consist principally of salaries and benefits for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

    Research and development expenses increased $42.7 million, or 22%, in fiscal 2000 compared to fiscal 1999, primarily due to higher incentive compensation expenses associated with the improvement in our financial performance in fiscal 2000 over fiscal 1999 and higher salaries as a result of headcount growth.

    Research and development expenses increased $9.2 million, or 5%, in fiscal 1999 compared to fiscal 1998, due to higher incentive compensation expenses. This increase was partially offset by a decline in salaries as a result of lower headcount and decreases in general office expenses and professional fees as a result of our fiscal 1998 restructuring program and other cost reduction efforts implemented at that time.

    We believe that investments in research and development, including the recruiting and hiring of software developers, are critical to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced products. We will continue to make significant investments in the development of our application software products, including those targeted for the growing Internet market. We expect research and development expenses to increase in absolute dollars in fiscal 2001. We are targeting research and development expenses in the first quarter of fiscal 2001 to be 18% of revenue. For the remainder of fiscal 2001, we are targeting research and development expenses to be 19% of revenue.

  Sales and Marketing

	2000	Change	1999	Change	1998
Sales and marketing	$401.2	22%	$328.5	4%	$315.5
Percentage of total revenue	31.7%		32.3%		35.3%

    Sales and marketing expenses include salaries and benefits, sales commissions, travel expenses, and related facilities costs for our sales, marketing, customer support, and distribution personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations, and other market development programs.

    Sales and marketing expenses increased $72.7 million, or 22%, in fiscal 2000 compared to fiscal 1999 as a result of higher incentive compensation expenses and higher outsourced technical support and order management fees. In addition, sales and marketing expenses increased in fiscal 2000 compared to fiscal 1999 due to our focus on general corporate brand advertising, as well as higher marketing, public relations, and trade show activities associated with new product releases.

    Sales and marketing expenses increased $13.0 million, or 4%, in fiscal 1999 compared to fiscal 1998 as a result of higher incentive compensation, advertising, promotional, and trade show expenses. The increase was partially offset by cost reduction initiatives related to the restructuring program implemented during the third quarter of fiscal 1998 that eliminated certain brand advertising campaigns and other marketing activities related to a divested business.

    We expect sales and marketing expenses to increase in absolute dollars in fiscal 2001 to support investments in e-business and enhanced marketing activities. For the first quarter of fiscal 2001, our sales and marketing expense target is approximately 34% of revenue. For the remainder of fiscal 2001, we are targeting sales and marketing expenses to be approximately 33% of revenue.

  General and Administrative

	2000	Change	1999	Change	1998
General and administrative	$116.5	12%	$103.6	(13)%	$118.6
Percentage of total revenue	9.2%		10.2%		13.3%

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

    General and administrative expenses increased $13.0 million, or 12%, in fiscal 2000 compared to fiscal 1999, primarily due to higher salaries as a result of increased headcount, and higher bad debt expense and legal fees. The increase was partially offset by decreases in professional fees and depreciation expense.

    General and administrative expenses decreased $15.0 million, or 13%, in fiscal 1999 compared to fiscal 1998, reflecting the savings related to the restructuring programs implemented in fiscal 1999 and 1998. Additionally, the decrease is attributable to decreased legal fees and lower bad debt expense. These decreases were offset by an increase in incentive compensation expense primarily associated with the improvement in our financial performance in fiscal 1999 over the prior year and higher incentive compensation targets.

    We expect that general and administrative spending will slightly increase in absolute dollars in fiscal 2001 to support ongoing administrative infrastructure needs. We have targeted such expenditures to be approximately 9% of revenue in fiscal 2001.

  Restructuring and Other Charges

	2000	Change	1999	Change	1998
Restructuring and other charges	$5.6	(76)%	$23.0	(40)%	$38.2
Percentage of total revenue	0.4%		2.3%		4.3%

    In fiscal 2000, restructuring and other charges consisted of $6.3 million of other charges relating to the disposal of certain equipment and one-time litigation related expenses, and a credit of $0.7 million related to the fiscal 1999 and fiscal 1998 restructuring programs.

    The $0.7 million credit was recorded in the first quarter of fiscal 2000, as we revised our estimates of the total costs associated with the fiscal 1999 and 1998 restructuring programs. The credit primarily reflected lower than estimated severance and related charges attributable to employees whose positions were eliminated as a result of the restructurings but who were able to find alternative employment within Adobe. The remaining credit was due to lower than expected charges related to vacating leased facilities. (For detailed information, see Note 7 of the Notes to Consolidated Financial Statements).

    During fiscal 1999 and 1998, we implemented three different Board-approved restructuring programs. These separate restructuring programs were directly focused on improving our competitive position as well as enhancing Adobe's allocation of resources.

    The two fiscal 1999 restructuring programs resulted in total charges of approximately $19.7 million, which included severance and related charges associated with the reduction in force and charges for vacating leased facilities. During fiscal 1999, we revised our estimate of the total costs associated with the restructuring programs implemented during the year, resulting in an adjustment to the restructuring accrual of approximately $3.2 million. The adjustment was due to lower than estimated severance and related charges attributable to employees whose positions were eliminated as a result of the restructurings but who were able to find alternative employment within Adobe, and to lower than expected charges related to vacating leased facilities. In addition, we recorded adjustments during fiscal 1999 related to prior year restructuring programs in the amount of $1.9 million. The $1.9 million adjustment was primarily due to both our success in terminating a lease agreement earlier than the contract term specified and the expiration of other lease termination costs for two facilities.

    Other charges recorded in fiscal 1999 of $8.4 million included $2.0 million associated with the cancelation of a contract and $2.2 million for accelerated depreciation related to the adjustment of the useful life of certain assets as a result of decisions made by management as part of the restructuring program. Additionally, we incurred a nonrecurring compensation charge totaling $2.6 million for a terminated employee and incurred consulting fees of $1.6 million to assist in the restructuring of our operations.

    The 1998 restructuring program was implemented to refocus our product development efforts and to eliminate management redundancies in the organization. In connection with this restructuring program, we recorded $38.2 million in restructuring charges, related to severance and related charges associated with the reduction in force, as well as the divestiture of two business units, charges for vacating leased facilities, and the cancelation of certain contracts.

    As of December 1, 2000 no obligations existed related to the fiscal 1999 and 1998 restructuring programs.

  Acquired In-Process Research and Development

	2000	Change	1999	Change	1998
Acquired in-process research and development	$0.5	(87)%	$3.6	NA	$—
Percentage of total revenue	—%		0.4%		—%

    In fiscal 2000, we recorded $0.5 million of acquired in-process research and development related to our acquisition of Glassbook, Inc. ("Glassbook"). The acquisition was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 ("APB 16"). Based on an independent appraiser's valuation, $0.5 million of the total $28.0 million purchase price was allocated to in-process research and development due to the state of the development and the uncertainty of the technology.

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

    During the fourth quarter of fiscal 1999, we acquired substantially all of the assets, consisting of intellectual property, of Attitude Software. The acquisition was accounted for using the purchase method of accounting in accordance with APB 16, and substantially all of the purchase price of $3.0 million cash was allocated to in-process research and development and expensed at the time of acquisition. The ongoing project at Attitude Software at the time of the purchase included the development of the 3D Anarchy authoring product. We purchased this technology to incorporate it into future versions of our existing Adobe products to further enhance the feature sets and user interface contained within the products. At the date we acquired Attitude Software, it was estimated that 50% of the development effort had been completed and that the remaining 50% of the development effort would take approximately 18 months to complete and would cost $1.8 million. The efforts required to complete the development of the technology primarily related to additional design efforts to integrate the technology into several of

Adobe's products, finalization of coding, and completion testing. The value of the in-process technology was determined by estimating the projected net cash flows related to products the technology would be integrated into, including costs to complete the development of the technology and the future net revenues that may be earned from the products, excluding the value attributed to the existing technology with the products prior to the integration of the purchased technology. These cash flows were discounted back to their net present value using a discount rate of 20%, exclusive of the value attributable to the use of the in-process technologies in future products.

    Additionally, during the fourth quarter of fiscal 1999, we acquired substantially all of the assets, consisting of intellectual property, of Photomerge. In connection with the acquisition of Photomerge, 100% of the purchase price, or $600,000 cash, was allocated to in-process research and development due to the state of completion and the uncertainty of the technology.

  Amortization of Goodwill and Purchased Intangibles

	2000	Change	1999	Change	1998
Amortization of goodwill and purchased intangibles	$7.0	45%	$4.8	(38)%	$7.7
Percentage of total revenue	0.6%		0.5%		0.9%

    Amortization of goodwill and purchased intangibles in fiscal 2000 and 1999 primarily related to the acquisition of substantially all of the assets of GoLive Systems, Inc. and a related partnership (together "GoLive Systems") in December 1998. Amortization of goodwill and purchased intangibles was higher in fiscal 2000 compared to fiscal 1999 primarily due to the additional amortization related to the acquisition of Glassbook in September 2000. (For further information, see Note 2 of the Notes to Consolidated Financial Statements.)

Nonoperating Income

  Investment Gain

	2000	Change	1999	Change	1998
Investment gain	$14.3	(84)%	$88.9	493%	$15.0
Percentage of total revenue	1.1%		8.8%		1.7%

    Investment gain consists principally of realized gains or losses from direct investments as well as mark-to-market valuation adjustments for investments held by Adobe Incentive Partners, L.P. ("AIP").

    During fiscal 2000, we recorded investment gains related to the sale of a portion of our investment in Tumbleweed Communications Corp. ("Tumbleweed") and Digimarc Corporation for $10.4 million and $2.2 million, respectively. Additionally, we recorded investment gains related to the mark-to-market valuation adjustment for AvantGo, Inc. totaling $13.0 million and other net gains related to various other Adobe Ventures investments activities totaling approximately $15.0 million. These gains were partially offset by investment losses related to the write-down of our investments in Engage, Inc.; eCircles, Inc.; Salon.com; and Impresse Corporation, totaling approximately $26.3 million.

    In fiscal 1999, we recorded a realized gain of $58.4 million related to the sale of our investment in Vignette Corporation. We also recorded investment gains from mark-to-market adjustments totaling $17.8 million, $10.4 million, and $7.0 million related to investments in ESPS, Inc.; DigitalThink, Inc.; and Tumbleweed, respectively. These gains were partially offset by an investment loss of $5.2 million related to the acquisition of PointCast, Inc., a former investee of Adobe, by idealab!'s Launchpad Technologies, Inc. ("idealab!"). In connection with the acquisition, we exchanged our shares of PointCast, Inc. for approximately 542,000 shares of idealab! (which has since become InfoGate, Inc.). Additionally, we recorded a net gain totaling $0.5 million related to mark-to-market adjustments of various other Adobe Ventures investments.

    In fiscal 1998, we recorded a realized gain of $6.7 million related to our investment in McQueen International Limited ("McQueen"), due to the acquisition of McQueen by Sykes Enterprises, Incorporated, a publicly traded company. In addition, we liquidated our investment in Siebel Systems, Incorporated ("Siebel") through the distribution to our stockholders of approximately 165,000 shares of Siebel common stock as a dividend-in-kind and the sale of our remaining Siebel shares. A gain of approximately $5.7 million was recognized on the transaction. The remaining net realized gain recorded in fiscal 1998 represents valuation adjustments related to our venture investments held by AIP.

    We are uncertain of future investment gains or losses as they are primarily dependent upon the operations of the underlying investee companies.

  Interest and Other Income

	2000	Change	1999	Change	1998
Interest and other income	$21.3	(17)%	$25.7	(6)%	$27.4
Percentage of total revenue	1.7%		2.5%		3.1%

    Interest and other income consists principally of interest earned on cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses and realized gains or losses on the disposal of assets.

    Interest and other income decreased $4.4 million, or 17%, in fiscal 2000 compared to fiscal 1999 as a result of more investments being made in tax-exempt securities, resulting in lower interest income on a comparative pretax basis. In fiscal 2000, we also recorded foreign exchange transaction losses compared to foreign exchange transaction gains in fiscal 1999. In addition, other income was lower in fiscal 2000, as fiscal 1999 included a $5.7 million gain related to the sale of a corporate facility in Edinburgh, Scotland, in connection with the restructuring program announced in the second quarter of fiscal 1999.

    The decrease in interest and other income in fiscal 1999 compared to fiscal 1998 was primarily due to lower average cash and short-term investment balances, primarily as a result of cash used for stock repurchases. In addition, during fiscal 1999 more investments were made in tax-exempt securities. The decrease in interest and other income in fiscal 1999 was partially offset by a $5.7 million gain realized from the sale of a corporate facility in Edinburgh, Scotland, in connection with the restructuring program announced in the second quarter of fiscal 1999.

    We expect interest and other income to be approximately $5.0 million per quarter in fiscal 2001. We expect interest income to increase slightly in fiscal 2001, even though we plan to continue to repurchase stock under our share repurchase program. However, we believe that the increase in interest income may be offset by foreign currency charges for purchased options and market price volatility under our implementation of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." Further, our cash balances could also be reduced in fiscal 2001 due to the purchase of software companies, products, or technologies that are complementary to our business.

Income Tax Provision

	2000	Change	1999	Change	1998
Income tax provision	$155.9	14%	$136.7	119%	$62.6
Percentage of total revenue	12.3%		13.5%		7.0%
Effective tax rate	35.1%		36.5%		37.3%

    Our effective tax rate decreased in fiscal 2000 from fiscal 1999, due to tax benefits associated with the restructuring of our international operations.

    Our effective tax rate decreased in fiscal 1999 compared to fiscal 1998, primarily due to a decrease in nondeductible goodwill amortization.

    We have targeted our effective tax rate to decrease in fiscal 2001 to approximately 34%.

Factors That May Affect Future Results of Operations

    We believe that in the future our results of operations could be affected by various factors, including:

  •
  delays in shipment of our new products and major new versions of existing products

  •
  lack of market acceptance of new products and upgrades

  •
  adverse changes in general economic conditions in any of the countries in which we do business, including the recent slow-down affecting the U.S. and other geographic areas

  •
  introduction of new products by major competitors

  •
  weakness in demand for application software and printers

  •
  lack of growth in worldwide personal computer and printer sales and downward sales price adjustments

  •
  renegotiation of royalty arrangements

  •
  consolidation in the OEM printer business

  •
  ongoing weakness in our printing business due to product transitions

  •
  industry transitions to new business and information delivery models

  •
  market risks associated with our equity investments (as discussed later under "Quantitative and Qualitative Disclosures about Market Risk")

    We have stated that we are targeting at least 25% annual revenue growth in fiscal 2001. Additionally, for fiscal 2001 we have stated the following operating model targets: gross margin of 93%, operating profit margin of 32%, and general and administrative expenses at 9% of revenue. For the first quarter of fiscal 2001, we have stated operating model targets for research and development expenses of 18% of revenue and sales and marketing expenses of 34% of revenue; and for the remainder of fiscal 2001, research and development expenses of 19% of revenue and sales and marketing expenses of 33% of revenue. We have also stated that we expect our share count to increase three to four million per quarter in fiscal 2001, that interest income is expected to be approximately $5.0 million per quarter in fiscal 2001, and that we plan to hire 1,000 employees in fiscal 2001. However, our headcount increases will not reach this initially planned level due to adjustments in light of the recent slow-down in some geographic areas. Finally, we have stated an effective tax rate target for fiscal 2001 of 34% and a days sales outstanding ("DSO") target range of 40-45 days.

    We use these targets to assist us in making decisions about our allocation of resources and investments, not as predictions of future results. The targets reflect a number of assumptions, including assumptions about:

  •
  product pricing and demand

  •
  manufacturing costs and volumes

  •
  the mix of application products and licensing revenue, full and upgrade products, distribution channels, and geographic distribution

  •
  substantial headcount increases

    These and many other factors described in this report affect our financial performance and may cause our future results, including results for the current quarter, to vary materially from these targets. In particular, the recent slow-down in some geographic areas, primarily in the U.S., has affected all of our product segments and may adversely affect our ability to achieve our revenue target. The slow-down has also affected our hiring plans; we may hire significantly fewer than 1,000 employees during fiscal 2001 in light of this factor.

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

    The market for our graphics applications, particularly our Web publishing and consumer products, is intensely and increasingly competitive and is significantly affected by product introductions and market activities of industry competitors. Additionally, Microsoft has increased its presence in the digital imaging/graphics market; we believe that, due to Microsoft's market dominance, any new Microsoft digital imaging products will be highly competitive with our products. If competing new products achieve widespread acceptance, our operating results would suffer.

    We generally offer our application-based products on Macintosh, Windows, and UNIX platforms, and we generally offer our server-based products on the Linux platform as well as these three platforms. To the extent that there is a slow-down of customer purchases of personal computers on either the Windows or Macintosh platform or in general, our business could be harmed.

    We distribute our application products primarily through distributors, resellers, and retailers (collectively referred to as "distributors"). A significant amount of our revenue for application products is from two distributors. We have revised our channel program to reduce the overall number of our distributors worldwide and focus our channel efforts on larger distributors. This revision of the channel program has resulted in an increase in our dependence on a smaller number of distributors selling through a larger amount of our products. Additionally, our goal is to increase our direct distribution of our products to end users through our online store located on our Web site at www.adobe.com. Any such increase in our direct revenue efforts will place us in increased competition with our channel distributors and with newer types of distribution of our products by online, Internet-based resellers of our products. While we anticipate that the restructuring and streamlining of our product distribution channels and the increase in the scope of our direct sales efforts will eventually improve our business by decreasing discounts or rebate programs provided to distributors, decreasing product returns, and shortening inventory cycles, these changes could instead seriously harm our business.

    In addition, we continue to expand into third-party distribution channels, including VARs and systems integrators, in our effort to further broaden our customer base. As a result, the financial health of these third parties and our continuing relationships with them are becoming more important to our success. Some of these companies are thinly capitalized and may be unable to withstand changes in business conditions. Our business could be seriously harmed if the financial condition of some of these third parties substantially weakens or if our relationships with them deteriorate. Also, as we seek to further broaden our customer base in the corporate business and consumer markets, we may not successfully adapt our application software distribution channels, which could cause our operating results to suffer. We could experience decreases in average selling prices and some transitions in our distribution channels that could seriously harm our business.

    We currently rely on three manufacturers of our products, each located in a different region. If a manufacturer terminates its relationship with us or if our supply from a manufacturer is interrupted or terminated for any other reason, we may not have enough time or be able to replace the supply of products manufactured by that manufacturer to avoid harm to our business.

    Revenue from our OEM PostScript and Other segment experienced a 5% decline in fiscal 2000 compared to fiscal 1999, primarily as a result of a decline in revenue from the licensing of Adobe PostScript technology. We expect this trend to continue, with this revenue declining a further 10% during fiscal 2001 from fiscal 2000, and we believe that our financial results could be harmed if it decreases further. The ongoing weakness in the monochrome laser printer market as a result of the decline in average selling prices of monochrome laser printers and the increasing use of inkjet printers was a factor causing the revenue decline. In addition, the loss of royalty revenue from HP's desktop monochrome laser printer division, which has been incorporating a clone version of Adobe PostScript technology in some printers, has resulted in lower licensing revenue to us over the past three years. Even though we continue to work with HP printer operations to incorporate Adobe PostScript and other technologies into other HP products, we expect continued lower revenue in this segment from HP. If other significant partners also decide to incorporate a clone version instead of Adobe PostScript technology, it could seriously harm our business. Further, OEM partners on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us.

    We are currently experiencing a slow-down in certain geographic market areas, primarily in the U.S. We attribute this slow-down, which is affecting all of our product segments, to weakening economic conditions. In addition, from the end of fiscal 1997 through the first quarter of fiscal 1999, we experienced a decline in revenue from the Japanese market due to a weak Japanese computer market and general economic conditions in Japan. Although revenue from our Japanese operation has increased since that time, these adverse economic conditions in the U.S. and other geographic markets may continue in the short term, and they may continue to adversely affect our revenue and earnings. Although there were also adverse conditions in other countries, the countries affected represent a much smaller portion of our revenue and thus have less impact on our operational results.

    Although we implemented two restructurings of our business during fiscal 1999, resulting in a collective workforce reduction of 9%, we plan to continue to invest in certain areas, which will require us to hire a significant number of additional employees. Competition for high-quality personnel, especially highly skilled engineers, is extremely intense. Our ability to effectively manage this growth will require us to continue to improve our operational and financial controls and information management systems, and to attract, retain, motivate, and manage employees effectively; otherwise our business could be seriously harmed.

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

    We have stated that we intend to increase our investment in e-business and enhanced marketing activities in an effort to achieve revenue growth, but we can provide no assurance that increased investment in this new market will result in increased revenue.

    We derive a significant portion of our revenue and operating income from our customers located in Europe, Japan, Asia Pacific, and Latin America. We generally experience lower revenue from our

European operations in the third quarter because many customers reduce their purchasing activities in the summer months. Additionally, we are uncertain whether the recent weakness experienced in the Asia Pacific and Latin America markets will continue in the foreseeable future due to possible currency devaluation and liquidity problems in these regions. While most of the revenue of our European subsidiaries has in the past been denominated in U.S. dollars, in the first quarter of fiscal 2001 we began to denominate revenue in euros in certain European countries. In addition, the majority of our revenue derived from Japan is denominated in yen, and the majority of all our subsidiaries' operating expenses are denominated in their local currencies. As a result, our operating results are subject to fluctuations in foreign currency exchange rates. To date, the financial impact of such fluctuations has not been significant. Our hedging policy attempts to mitigate some of these risks, based on our best judgment of the appropriate trade-offs among risk, opportunity, and expense. We have established a hedging program to hedge our exposure to foreign currency exchange rate fluctuations, primarily of the Japanese yen and the euro. We are currently reviewing our hedging program and will make adjustments based on our best judgment. Our hedging program is not comprehensive, and our program may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

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

  •
  employee stock purchase plans

  •
  stock option grants

  •
  goodwill amortization

have recently been revised or are under review by one or more of these groups. Changes to these rules or the questioning of current practices may have a significant adverse effect on our reported financial results or in the way in which we conduct our business.

    Due to the factors noted earlier, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings, or any delay in the release of any product or upgrade, compared to analysts' or investors' expectations could cause, and has caused in the past, an immediate and significant decline in the trading price of our common stock. Additionally, we may not learn of such shortfalls or delays until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock. Finally, we participate in a highly dynamic industry. In addition to factors specific to us, changes in analysts' earnings estimates for us or our industry and factors affecting the corporate environment, our industry, or the securities markets in general will often result in significant volatility of our common stock price.

Recent Accounting Pronouncements

    In June 1999, the Financial Accounting Standards Board (the "FASB") implemented SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." We adopted SFAS 133 beginning December 2, 2000. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires us to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The adoption of SFAS 133 is not expected to result in any material transition adjustment to earnings in the first quarter of fiscal 2001.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, which delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB 101B, which further delayed the implementation date of SAB 101. We adopted SAB 101 beginning December 2, 2000. The adoption of SAB 101 did not have a material impact on our financial position or results of operations.

    In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44"). "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25." FIN 44 clarifies the application of APB 25 for certain issues including: (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

    In March 2000, the Emerging Issues Task Force (the "EITF") published its consensus on Issue No. 00-2, "Accounting for Web Site Development Costs," which requires that costs incurred during the development of Web site applications and infrastructure, involving developing software to operate the Web site, including graphics that affect the "look and feel" of the Web page and all costs relating to software used to operate a Web site, should be accounted for under Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." We adopted Issue No. 00-2 in our fourth quarter of fiscal 2000. The adoption of Issue No. 00-2 did not have a material impact on our financial position or results of operations.

    In March 2000, the EITF reached a consensus on Issue No. 00-3, "Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware." The Issue states that a software element covered by Statement of Position 97-2 ("SOP 97-2") is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. We do not expect the adoption of Issue No. 00-3 to have a material impact on our financial position or results of operations.

    In March 2000, the EITF reached a consensus on Issue No. 00-8, "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services." Issue No. 00-8 addresses the date to be used by the grantee to measure the fair value of those equity instruments for revenue recognition purposes for transactions in which an entity provides goods or services in exchange for equity instruments. In addition, it addresses how the grantee should account for an increase in fair value as a result of an adjustment as revenue for transactions in which any of the terms of the equity instruments are subject to adjustment after the measurement date. Issue No. 00-8 applies to all grants and to modifications of existing grants that occur after March 16, 2000. The adoption of Issue No. 00-8 did not have a material impact on our financial position or results of operations.

    In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Coupons, Rebates, and Discounts." Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. We adopted Issue No. 00-14 beginning December 2, 2000. The adoption of Issue No. 00-14 did not have a material impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

	2000	Change	1999	Change	1998
Cash, cash equivalents, and short-term investments	$679.9	36%	$498.7	83%	$272.5
Working capital	$563.3	59%	$355.4	73%	$205.0
Stockholders' equity	$752.5	47%	$512.2	(1)%	$516.4

    Our cash, cash equivalents, and short-term investments consist principally of money market mutual funds, municipal bonds, United States government agency securities, and marketable equity securities. All of our cash equivalents and short-term investments are classified as available-for-sale under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity.

    Our cash, cash equivalents, and short-term investments increased $181.1 million, or 36%, in fiscal 2000, primarily due to cash generated from operations of $444.6 million and proceeds from the issuance of treasury stock related to the exercise of stock options under our stock option plans and sale of stock under the Employee Stock Purchase Plan of $119.1 million. Other sources of cash include the proceeds from the sale of equity securities and the sale of a building in the amounts of $17.8 million and $5.4 million, respectively. In addition, short-term investments increased due to a reclassification of $73.3 million of investments previously classified as long-term to short-term.

    These increases were partially offset by the purchase of treasury stock in the amount of $255.5 million, the purchase of long-term investments and other assets for $59.1 million, the purchase of Glassbook for $24.4 million, capital expenditures of $29.8 million, and the payment of dividends totaling $12.0 million. In addition, our short-term investments decreased as a result of mark-to-market adjustments totaling $74.2 million, the write-down of certain short-term marketable equity investments totaling $18.4 million, and the sale of marketable equity investments with a cost basis of $5.1 million.

    We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to purchase treasury stock and acquire software companies, products, or technologies that are complementary to our business.

    Under our existing plan to repurchase shares to offset issuances under employee stock plans, we repurchased approximately 7.2 million, 22.4 million, and 1.4 million shares in fiscal 2000, 1999, and 1998, respectively, at a cost of $255.5 million, $448.7 million, and $16.8 million, respectively.

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

    In September 1997, Adobe's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 60.0 million shares of our common stock over a two-year period. This program was completed in the first quarter of fiscal 1999. Under this program, we repurchased approximately 3.3 million shares in fiscal 1999, 40.7 million shares in fiscal 1998, and 16.0 million shares in fiscal 1997, at a cost of $30.5 million, $362.4 million, and $188.6 million, respectively.

    We have paid cash dividends on our common stock each quarter since the second quarter of fiscal 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for each of the four quarters in fiscal 2000, 1999, and 1998. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

    To facilitate our stock repurchase program, we sold put warrants in a series of private placements in fiscal 2000, 1999, and 1998. Each put warrant entitles the holder to sell one share of our common stock to us at a specified price. Approximately 8.6 million, 12.0 million, and 16.0 million put warrants were written in fiscal 2000, 1999, and 1998, respectively. At December 1, 2000, approximately 2.9 million put warrants were outstanding that expire on various dates through July 2001 and have exercise prices ranging from $58.83 to $67.53 per share, with an average exercise price of $62.45 per share.

    In addition, in fiscal 2000, 1999, and 1998, we purchased call options that entitle us to buy 5.1 million, 5.8 million, and 6.4 million shares, respectively, of our common stock. At December 1, 2000, approximately 1.8 million call options were outstanding that expire on various dates through April 2001 and have exercise prices ranging from $63.60 to $73.00 per share, with an average exercise price of $67.51 per share.

    Our put and call option contracts provide that we, at our option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

    We believe that existing cash, cash equivalents, and short-term investments, together with cash generated from operations, will provide sufficient funds for us to meet our operating cash requirements in the foreseeable future.

Commitments

    Our principal commitments as of December 1, 2000 consisted of obligations under operating leases, line of credit agreements, venture investing activities, and various service agreements.

    In August 1999, we entered into an operating lease agreement for two corporate headquarters office facilities in San Jose, California. The lease is for a period of five years and is subject to standard covenants including financial ratios. We have an option to purchase the buildings at any time during the term for an amount equal to the total investment of the lessor. At the end of the lease term, we may exercise the purchase option or, with the mutual agreement of the lessor, renew the term of the lease. In addition to these possibilities, at the end of the term, we may elect to have the buildings sold to an unrelated third party. In such case, we are obligated to use our best efforts to arrange for such a sale and are obligated to pay the lessor the difference between the total investment in the buildings and the net sales proceeds, provided, however, that in no event would we be required to pay more than a maximum guaranteed residual amount as set forth in the lease. In the event we default during the term of the lease, the lessor could require us to purchase the buildings for an amount equal to our option price. As of December 1, 2000, we were in compliance with all financial covenants.

    In August 1999, we entered into a $200.0 million unsecured revolving line of credit with a group of 15 banks for general corporate purposes, subject to certain financial covenants. One-half of the facility expired in August 2000, and the other $100.0 million expires in August 2002. We renewed, for one year, the $100.0 million unsecured revolving line of credit that expired in August 2000. Outstanding balances accrue interest at London Interbank Offered Rate ("LIBOR") plus a margin that is based on our financial ratios. The terms, covenants, and margins of the new facility are substantially the same as the expired facility. There were no outstanding balances on either credit facility as of December 1, 2000. In addition, as of December 1, 2000, we were in compliance with all financial covenants.

    We believe that if either or both of the lines of credit are canceled or amounts are not available under the lines, it would not substantially harm our financial results, liquidity, or capital resources.

    Under the terms of the lines of credit and the lease agreement, we may pay cash dividends unless an event of default has occurred or we do not meet certain financial ratios.

Derivatives and Financial Instruments
(Item 7a. Quantitative and Qualitative Disclosures About Market Risk)

  Foreign Currency Hedging Instruments

    We transact business in various foreign currencies, primarily in certain European countries and Japan. Accordingly, we are subject to exposure from movements in foreign currency exchange rates. This exposure is primarily related to yen denominated licenses in Japan and local currency denominated operating expenses in Europe, where we license primarily in U.S. dollars. Beginning in the first quarter of fiscal 2001, we began to denominate revenue in euros in certain European countries.

    Our Japanese operating expenses are in yen, which mitigates a portion of the exposure related to yen denominated licenses in Japan. In addition, we hedge firmly committed transactions using primarily forward contracts. We also hedge a percentage of forecasted international revenue with purchased options. At December 1, 2000, total outstanding contracts included $23.2 million in foreign currency forward exchange contracts and purchased put option contracts with a notional value of $43.3 million. All contracts expire at various times through March 2001. Our hedging policy is designed to reduce the impact of foreign currency exchange rate movements, and we expect any gain or loss in the hedging portfolio to be offset by a corresponding gain or loss in the underlying exposure being hedged.

    A sensitivity analysis was performed on our hedging portfolio as of December 1, 2000. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% and 15% shift in the value of exchange rates relative to the U.S. dollar. An increase in the value of the U.S. dollar (and a corresponding decrease in the value of the hedged foreign currency asset) would lead to an increase in the fair value of our financial hedging instruments by $5.5 million and $7.4 million, respectively. Conversely, a decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $3.4 million and $4.7 million, respectively.

    Our accounting policies for these instruments are based on our designation of such instruments as hedging transactions. We recognize gains and losses associated with the mark-to-market of outstanding foreign exchange forward contracts that are designated and effective as hedges of existing transactions, for which a firm commitment has been attained, as other income in the current period. Corresponding gains and losses on the foreign currency denominated transactions being hedged are recognized as other income in that same period. In this manner, the gains and losses on foreign currency denominated transactions will be offset by the gains and losses on the foreign currency contracts. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows as a result of these instruments.

    We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

    Beginning in the first quarter of fiscal 2001, we began to denominate revenue in euros in certain European countries. As a rule, we do not use financial instruments to hedge local currency denominated operating expenses in Europe where a natural hedge exists. For example, in many countries the local currency revenue from product upgrades substantially offsets the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge European currency exposure on an ongoing basis.

    We regularly review our hedging program and may as part of this review determine at any time to change our hedging program.

  Equity Investments

    We are exposed to equity price risk on our portfolio of equity securities. As of December 1, 2000, our total equity holdings in publicly traded companies were valued at $90.2 million. We believe that it is reasonably possible that the prices of these securities could experience adverse changes in the near term. For example, as a result of recent market price volatility of our publicly traded equity investments, we experienced a $20.2 million after-tax unrealized gain during the third quarter of fiscal 2000 and a $38.5 million after-tax unrealized loss during the fourth quarter of fiscal 2000 on these investments. We have a policy in place to review our equity holdings on a regular basis to evaluate the economic viability of these publicly traded companies, which includes, but is not limited to, reviewing each of the companies' cash positions, revenue models, stock price activity over the past six months, and future prospects. If we believe that an other-than-temporary impairment exists in one of our equity investments in these publicly traded companies, it is our policy to write down these equity investments to the market value on the last day of our reporting period.

    In addition, we have investments in several privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose a substantial part of or our entire initial investment in these companies.

    The following table represents the potential decrease in fair values of our public equity investments that are sensitive to changes in the stock market. Stock price fluctuations of minus 50%, 35%, and 15% were selected based on the probability of their occurrence.

Potential decrease to the value of securities given X% decrease in each stock's price

	(50%)	(35%)	(15%)	Fair Value as of December 1, 2000
Corporate equities	$(45.1)	$(31.6)	$(13.5)	$90.2

    We also have a policy to hedge a certain portion of our equity holdings in publicly traded companies. From time to time, we have entered into forward contracts to sell portions of our equity holdings in future periods. These forward contracts are accounted for at fair market value offsetting changes in the value of the equities being hedged. As of December 1, 2000, the value of our forward contracts hedging equity securities was $10.7 million.

    An increase (decrease) in the market value of the underlying equities will result in a corresponding decrease (increase) in the value of the forward contract. The following table represents the potential decrease to the value of the forward contracts given a percentage change in the underlying equities.

Potential decrease to the value of the forward contracts given X% increase in the stock price of the underlying equities

	50%	25%	Fair Value as of December 1, 2000
Forward contracts	$(2.6)	$(1.3)	$10.7

  Fixed Income Investments

    At December 1, 2000, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $368.3 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

    A sensitivity analysis was performed on our investment portfolio as of December 1, 2000. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over six-month and twelve-month time horizons. The market value changes for a 50, 100, or 150-basis point increase in short-term treasury security yields were not material due to the limited duration of our portfolio.

    We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We do, however, limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum duration of all portfolios is limited to 2.3 years. The guidelines also establish credit quality standards, limits on exposure to one issue, issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines, we do not expect the exposure to market and credit risk to be material.

  Facility Leases

    We are exposed to interest rate risk associated with leases of our facilities whose payments are tied to the LIBOR and have evaluated the hypothetical changes in lease obligations arising from selected hypothetical changes in the LIBOR. Market changes reflected immediate hypothetical parallel shifts in the LIBOR curve of plus or minus 50, 100, and 150basis points for a twelve-month period. Based on this analysis, such charges would not be material to our results of operations or financial position.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

    Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.(a)1 for a listing of financial statements provided in the section titled "FINANCIAL STATEMENTS".

SUPPLEMENTARY DATA

    The following tables (presented in thousands, except per share amounts) set forth quarterly supplementary data for each of the years in the two-year period ended December 1, 2000. All share and per share amounts referred to in the table below have been adjusted to reflect the two-for-one stock split in the form of a stock dividend of our common stock effected October 24, 2000.

	2000
	Quarter Ended
					Year Ended Dec. 1
	Mar. 3	June 2	Sep. 1	Dec. 1
Revenue	$282,232	$300,085	$328,867	$355,194	$1,266,378
Gross profit	261,510	279,481	305,199	332,933	1,179,123
Income before income taxes	99,331	101,195	120,429	122,785	443,739
Net income	64,565	65,777	78,270	79,196	287,808
Basic net income per share	0.27	0.28	0.33	0.33	1.21
Shares used in computing basic net income per share	237,256	237,516	238,464	239,640	238,292
Diluted net income per share	0.26	0.26	0.31	0.31	1.13
Shares used in computing diluted net income per share	252,978	255,348	255,828	257,294	255,774
	1999
	Quarter Ended
					Year Ended Dec. 3
	Mar. 5	June 4	Sep. 3	Dec. 3
Revenue	$226,902	$245,886	$260,876	$281,770	$1,015,434
Gross profit	204,403	222,182	236,609	257,700	920,894
Income before income taxes	60,319	70,788	90,028	153,292	374,427
Net income	38,276	44,961	57,155	97,359	237,751
Basic net income per share	0.16	0.19	0.23	0.41	0.98
Shares used in computing basic net income per share	243,892	242,288	243,792	238,340	241,572
Diluted net income per share	0.15	0.18	0.22	0.38	0.92
Shares used in computing diluted net income per share	253,536	256,200	259,316	254,812	258,410

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    There were no disagreements on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure to be reported under this item.

PART III

Item 10. Directors and Executive Officers of the Registrant

    For information regarding our Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to our Proxy Statement to the sections entitled "Proposal 1—Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively. Information regarding our Executive Officers is contained in Item 1 Business of this report.

    The information contained in the above-listed sections of our Proxy Statement are incorporated by reference in this Form 10-K.

Item 11. Executive Compensation

    For information regarding our Executive Compensation, we direct you to our Proxy Statement to the section entitled "Executive Compensation"

    The information contained in the above-listed section of our Proxy Statement is incorporated by reference in this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    You will find this information in the section captioned "Security Ownership of Certain Beneficial Owners and Management" which will appear in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held April 12, 2001. We are incorporating that information here by reference.

Item 13. Certain Relationships and Related Transactions

    During fiscal 1999, we entered into two separate loan agreements with Graham Freeman, an executive officer to assist with his relocation to San Jose, California. The first loan in the amount of $550,000, with an interest rate of 8.25% per annum, was repaid on December 31, 1999. The second loan, in the amount of $1.0 million, is interest-free and is secured by Mr. Freeman's principal residence. Under the terms of the agreement, Mr. Freeman is required to repay this loan at $200,000 per year over the next five years, beginning December 2000. His first payment was made in December 2000, leaving a balance of $800,000 as of January 26, 2001. The loan must be repaid in full within thirty days of any termination of his employment.

    Adobe has entered into indemnity agreements with certain officers and directors which provide, among other things, that Adobe will indemnify such officer or director, under the circumstances and to the extent provided for in the agreements, for expenses, damages, judgments, fines, and settlements he or she may be required to pay in actions or proceedings which he or she is or may be a party to by reason of his or her position as director, officer, or other agent of Adobe, and otherwise to the full extent permitted under Delaware law and Adobe's Bylaws.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  Documents filed as part of this report

  1.
  Financial statements

  •
  Management's Report

  •
  Independent Auditors' Report

  •
  Consolidated Balance Sheets December 1, 2000 and December 3, 1999

  •
  Consolidated Statements of Income Years Ended December 1, 2000, December 3, 1999, and November 27, 1998

  •
  Consolidated Statements of Stockholders' Equity and Other Comprehensive Income Years Ended December 1, 2000, December 3, 1999, and November 27, 1998

  •
  Consolidated Statements of Cash Flows Years Ended December 1, 2000, December 3, 1999, and November 27, 1998

  •
  Notes to Consolidated Financial Statements

  2.
  Financial statement schedule

  •
  Schedule II—Valuation and Qualifying Accounts

  3.
  Exhibits

(a)
Index to Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	The Registrant's (as successor in-interest to Adobe Systems (Delaware) Incorporated by virtue of a reincorporation effective 5/30/97) Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/9/97.	10-Q	05/30/97	3.1
3.2.10	Amended and Restated Bylaws as currently in effect.	8-K	9/3/98	3.2
3.3	Certificate of Designation of the Series A Preferred Stock	10-K	05/30/97	2.1
3.4	Agreement and Plan of Merger effective 5/30/97 (by virtue of a reincorporation), by and between Adobe Systems Incorporated, a California corporation and Adobe Systems (Delaware) Incorporated, a Delaware corporation.	10-Q	05/30/97	2.1
4.1	Third Amended and Restated Rights Agreement between the Company and Harris Trust Company of California	8-K	12/15/98	1
4.2	Fourth Amended and Restated Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
10.1.6	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.21.3	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.24	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.25.0	Form of Indemnity Agreement*	10-K	11/30/90	10.17.2
10.25.1	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1

10.32	Sublease of the Land and Lease of the Improvements By and Between Sumitomo Bank Leasing and Finance Inc. and Adobe Systems Incorporated (Phase 1)	10-K	11/25/94	10.32
10.36	1996 Outside Directors Stock Option Plan*	10-Q	05/31/96	10.36
10.38	Sublease of the Land and Lease of the Improvements By and Between Sumitomo Bank Leasing and Finance Inc. and Adobe Systems Incorporated (Phase 2)	10-Q	08/30/96	10.38
10.39	1997 Employee Stock Purchase Plan, as amended*	S-8	05/30/97	10.39
10.40	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.42	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.44	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.48	Letter of Release and Waiver*	10-K	11/27/98	10.48
10.49	Confidential Executive Resignation Agreement And General Release of Claims*	10-Q	3/5/99	10.49
10.50	Confidential Executive Separation Agreement And General Release of Claims*	10-Q	6/4/99	10.50
10.51	Amended 1997 Employee Stock Purchase Plan*	S-8	6/21/99	10.51
10.52	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52
10.53	Amended, Restated and Consolidated Master Lease of Land and Improvements By and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.54	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54
10.55	1999 Nonstatutory Stock Option Plan*	S-8	9/15/99	4.6
10.56	Note Secured by Deed of Trust and Promissory Note*	10-K	12/3/99	10.56
10.57	Confidential Executive Resignation Agreement And General Release of Claims*	10-K	12/3/99	10.57
10.58	Technical Support Agreement†				X
10.59	Turnkey Agreement, Europe†	10-Q	3/3/00	10.59
10.60	European Logistical Services Agreement†				X
10.61	North America Logistical Agreement†	10-Q	3/3/00	10.61
10.62	Turnkey Agreement, Adobe Program Packages†	10-Q	3/3/00	10.62
10.63	1996 Outside Directors' Stock Option Plan, as amended*	S-8	6/16/00	4.7
10.64	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.65	Amendment to the European Logistical Services Agreement†	10-Q	9/1/00	10.65
10.66	Credit Agreement among Adobe Systems, Incorporated, Lenders Named therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.66

10.67	Amendment No. 1 to 1999 Credit Agreement among Adobe Systems, Incorporated, Lenders Named Therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.67
10.68	Amendment No. 2 to Amended, Restated, and Consolidated Master Lease of Land and Improvements between Adobe Systems, Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	9/1/00	10.68
10.69	1999 Nonstatutory Stock Option Plan, as amended*	S-8	12/22/00	4.6
10.70	1997 Employee Stock Purchase Plan, as amended*				X
21	Subsidiaries of the Registrant				X
23	Consent of Independent Auditors				X
27.1	Financial Data Schedule				X
27.2	Financial Data Schedule				X
27.3	Financial Data Schedule				X

*
Compensatory plan or arrangement

†
Order obtained granting Confidential Treatment, as requested.

    We will furnish any exhibit listed above that is not included here. You must specifically request the exhibit you would like to receive and pay our reasonable expenses in furnishing it to you. You should call or write:

                Investor Relations Department
                345 Park Avenue
                San Jose, CA 95110-2704
                408-536-4416
                Fax 408-537-4034

    Many of the above exhibits are also available through our EDGAR filings at www.sec.gov.

(b)
Reports on Form 8-K

Date of Report	Filing Date	Item Reported
July 1, 2000	July 3, 2000	5
September 14, 2000	September 15, 2000	5

    On July 3, 2000, we filed a Report on Form 8-K under Item 5 to report our amendment to the Rights Agreement, dated as of July 11, 1990, as amended by entering into the Fourth Amended and Restated Rights Agreement, dated as of July 1, 2000 with Computershare Investor Services, LLC.

    On September 15, 2000, we filed a Report on Form 8-K under Item 5 to report a two-for-one stock split of our common stock, in the form of a dividend, for stockholders of record on October 2, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED
By:	/s/ MURRAY J. DEMO Murray J. Demo, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2001.

Signature	Title

/s/ JOHN E. WARNOCK John E. Warnock	Chairman of the Board of Directors and Chief Technology Officer
/s/ CHARLES M. GESCHKE Charles M. Geschke	Chairman of the Board of Directors
/s/ BRUCE R. CHIZEN Bruce R. Chizen	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ CAROL MILLS BALDWIN Carol Mills Baldwin	Director
/s/ ANTONIO PEREZ Antonio Perez	Director
/s/ ROBERT SEDGEWICK Robert Sedgewick	Director
/s/ DELBERT W. YOCAM Delbert W. Yocam	Director
/s/ MURRAY J. DEMO Murray J. Demo	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SUMMARY OF TRADEMARKS

    The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in certain jurisdictions, are referenced in this Form 10-K:

  Adobe
  Acrobat
  Acrobat Capture
  Acrobat Reader
  Acrobat Messenger
  ActiveShare
  Adobe Dimensions
  Adobe Font Folio
  Adobe PhotoDeluxe
  Adobe Premiere
  Adobe Studio
  Adobe Type Library
  Adobe Type Manager
  After Effects
  Distiller
  ePaper
  Extreme
  FrameMaker
  GoLive
  Illustrator
  ImageStyler
  InCopy
  InDesign
  InScope
  LiveMotion
  PageMaker
  PageMill
  PDF Merchant
  Photoshop
  PostScript
  PostScript 3
  PressReady
  Streamline

    All other brand or product names are trademarks or registered trademarks of their respective holders.

FINANCIAL STATEMENTS

    As required under Item 8. Financial Statements and Supplementary Data, Adobe's consolidated financial statements are provided in this separate section. The consolidated financial statements included in this section are as follows:

MANAGEMENT'S REPORT

    Management is responsible for all the information and representations contained in the consolidated financial statements and other sections of this Form 10-K. Management believes that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included, and that the other information in this Form 10-K is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

    In meeting its responsibility for the reliability of the consolidated financial statements, management depends on the Company's system of internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization, and are recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In designing control procedures, management recognizes that errors or irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. Management believes that the Company's accounting controls provide reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

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

By	/s/ MURRAY J. DEMO Murray J. Demo Senior Vice President and Chief Financial Officer (Principal Financial Officer)

December 12, 2000

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

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of December 1, 2000 and December 3, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 1, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Mountain View, California
December 12, 2000

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 1, 2000	December 3, 1999
ASSETS
Current assets:
Cash and cash equivalents	$236,866	$171,145
Short-term investments	442,987	327,571
Trade receivables, net of allowances for doubtful accounts of $8,788 and $5,170, respectively	140,514	68,371
Other receivables	19,599	10,395
Deferred income taxes	23,460	36,185
Other current assets	14,486	9,348

Total current assets	877,912	623,015
Property and equipment, net	64,268	69,138
Other assets	127,236	111,706

	$1,069,416	$803,859

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$40,280	$35,692
Accrued expenses	181,861	150,902
Accrued restructuring charges	—	8,675
Income taxes payable	74,768	56,684
Deferred revenue	17,696	15,676

Total current liabilities	314,605	267,629

Deferred income taxes	2,267	24,021

Stockholders' equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; Authorized: 500,000 shares; Issued: 295,764 shares in 2000 and 1999; and additional paid-in capital	530,801	369,057
Retained earnings	1,172,504	896,239
Accumulated other comprehensive income	(698)	40,332
Treasury stock, at cost (54,818 and 58,686 shares in 2000 and 1999, respectively), net of reissuances	(950,063)	(793,419)

Total stockholders' equity	752,544	512,209

	$1,069,416	$803,859

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended
	December 1, 2000	December 3, 1999	November 27, 1998
Revenue	$1,266,378	$1,015,434	$894,791
Direct costs	87,255	94,540	101,034

Gross profit	1,179,123	920,894	793,757

Operating expenses:
Research and development	240,212	197,476	188,261
Sales and marketing	401,188	328,505	315,544
General and administrative	116,528	103,622	118,615
Restructuring and other charges	5,629	23,028	38,245
Amortization of goodwill and purchased intangibles	7,013	4,830	7,745
Acquired in-process research and development	470	3,580	—

Total operating expenses	771,040	661,041	668,410

Operating income	408,083	259,853	125,347

Nonoperating income, net:
Investment gain, net	14,345	88,891	14,994
Interest and other income	21,311	25,683	27,353

Total nonoperating income, net	35,656	114,574	42,347

Income before income taxes	443,739	374,427	167,694
Income tax provision	155,931	136,676	62,550

Net income	$287,808	$237,751	$105,144

Basic net income per share	$1.21	$0.98	$0.40

Shares used in computing basic net income per share	238,292	241,572	265,732

Diluted net income per share	$1.13	$0.92	$0.39

Shares used in computing diluted net income per share	255,774	258,410	271,896

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
(In thousands)

	Common Stock and Additional Paid-in Capital
						Treasury Stock
			Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income
	Shares	Amount				Shares	Amount	Total
Balances as of November 28, 1997	295,764	$291,281	$663,861	—	$(1,030)	(20,704)	$(238,688)	$715,424
Comprehensive income:
Net income	—	—	105,144	$105,144	—	—	—	105,144
Other comprehensive income, net of tax:
Net unrealized loss on investments, net of taxes of ($1,867)	—	—	—	(2,767)	(2,767)	—	—	(2,767)
Foreign currency translation adjustments	—	—	—	1,918	1,918	—	—	1,918

Other comprehensive loss	—	—	—	(849)	—	—	—	—

Comprehensive income, net of tax	—	—	—	$104,295	—	—	—	—

Tax benefit from employee stock option plans	—	12,595	—	—	—	—	—	12,595
Stock compensation expense	—	215	—	—	—	—	2,298	2,513
Dividends declared	—	—	(12,962)	—	—	—	—	(12,962)
Purchase of treasury stock	—	—	—	—	—	(42,052)	(379,203)	(379,203)
Reissuance of treasury stock under employee stock and stock option plans	—	—	(23,313)	—	—	10,556	94,248	70,935
Proceeds from sale of put warrants	—	2,768	—	—	—	—	—	2,768

Balances as of November 27, 1998	295,764	306,859	732,730	—	(1,879)	(52,200)	(521,345)	516,365
Comprehensive income:
Net income	—	—	237,751	$237,751	—	—	—	237,751
Other comprehensive income, net of tax:
Net unrealized gain on investments, net of taxes of $26,698	—	—	—	42,808	42,808	—	—	42,808
Foreign currency translation adjustments	—	—	—	(597)	(597)	—	—	(597)

Other comprehensive income	—	—	—	42,211	—	—	—	—

Comprehensive income, net of tax	—	—	—	$279,962	—	—	—	—

Tax benefit from employee stock option plans	—	58,478	—	—	—	—	—	58,478
Stock compensation expense	—	2,742	—	—	—	—	2,530	5,272
Dividends declared	—	—	(12,623)	—	—	—	—	(12,623)
Purchase of treasury stock	—	—	—	—	—	(26,212)	(479,161)	(479,161)
Reissuance of treasury stock under employee stock and stock option plans	—	—	(61,619)	—	—	19,726	204,557	142,938
Proceeds from sale of put warrants	—	978	—	—	—	—	—	978

Balances as of December 3, 1999	295,764	$369,057	$896,239	—	$40,332	(58,686)	$(793,419)	$512,209

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
(In thousands)
(Continued)

	Common Stock and Additional Paid-in Capital
						Treasury Stock
			Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income
	Shares	Amount				Shares	Amount	Total
Balances as of December 3, 1999	295,764	$369,057	$896,239	—	$40,332	(58,686)	$(793,419)	$512,209
Comprehensive income:
Net income	—	—	287,808	$287,808	—	—	—	287,808
Other comprehensive income, net of tax:
Net unrealized loss on investments, net of taxes of $24,073	—	—	—	(38,485)	(38,485)	—	—	(38,485)
Foreign currency translation adjustments	—	—	—	(2,545)	(2,545)	—	—	(2,545)

Other comprehensive loss	—	—	—	(41,030)	—	—	—	—

Comprehensive income, net of tax	—	—	—	$246,778	—	—	—	—

Tax benefit from employee stock option plans	—	124,922	—	—	—	—	—	124,922
Stock compensation expense	—	10,896	—	—	—	—	5,603	16,499
Dividends declared	—	—	(11,543)	—	—	—	—	(11,543)
Purchase of treasury stock	—	—	—	—	—	(7,184)	(255,456)	(255,456)
Reissuance of treasury stock under employee stock and stock option plans	—	25,926		—	—	11,052	93,209	119,135

Balances as of December 1, 2000	295,764	$530,801	$1,172,504	—	$(698)	(54,818)	$(950,063)	$752,544

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 1, 2000	December 3, 1999	November 27, 1998
Cash flows from operating activities:
Net income	$287,808	$237,751	$105,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,275	50,770	56,264
Deferred income taxes	1,398	694	(6,774)
Provision for losses on receivables	7,140	(3,319)	3,336
Tax benefit from employee stock option plans	124,922	58,478	12,595
Gains of Adobe Incentive Partners	(33,258)	(30,600)	(2,365)
Loss on write-down of investments	26,342	—	—
Gains on sales of equity securities	(12,660)	(59,377)	(12,972)
Gain on sale of buildings	(1,052)	(5,729)	—
Stock compensation expense	16,499	5,272	2,513
Noncash restructuring and other charges	1,011	14,379	9,077
Changes in operating assets and liabilities:
Receivables	(88,487)	65,733	(14,390)
Other current assets	(5,407)	842	6,886
Trade and other payables	4,588	(12,989)	(8,461)
Accrued expenses	46,760	21,265	32,947
Accrued restructuring charges	(8,003)	(14,571)	3,914
Income taxes payable	31,730	1,257	17,125
Deferred revenue	2,020	4,343	(1,370)

Net cash provided by operating activities	444,626	334,199	203,469

Cash flows from investing activities:
Purchases of short-term investments	(443,875)	(270,960)	(1,278,178)
Maturities and sales of short-term investments	305,950	232,973	1,347,800
Proceeds from the release of restricted funds	—	130,260	—
Acquisitions of property and equipment	(29,836)	(42,206)	(59,745)
Purchases of long-term investments and other assets	(59,059)	(43,474)	(57,520)
Acquisitions, net of cash acquired	(24,448)	(36,932)	(3,544)
Proceeds from sales of buildings	5,420	40,613	—
Proceeds from sales of equity securities	17,788	63,876	10,886

Net cash provided by (used for) investing activities	(228,060)	74,150	(40,301)

Cash flows from financing activities:
Purchase of treasury stock	(255,456)	(479,161)	(379,203)
Proceeds from reissuance of treasury stock	119,135	142,938	70,935
Proceeds from sale of put warrants	—	978	2,768
Payment of dividends	(11,979)	(12,233)	(16,291)

Net cash used for financing activities	(148,300)	(347,478)	(321,791)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,545)	(597)	1,918

Net increase (decrease) in cash and cash equivalents	65,721	60,274	(156,705)
Cash and cash equivalents at beginning of year	171,145	110,871	267,576

Cash and cash equivalents at end of year	$236,866	$171,145	$110,871

Supplemental disclosures:
Cash paid during the year for income taxes	$13,195	$68,770	$22,471

Noncash investing and financing activities:
Cash dividends declared but not paid	$3,016	$3,452	$3,062

Dividends in-kind distributed	$—	$—	$7,197

Unrealized gains (losses) on available-for-sale securities, net of taxes	$(38,485)	$42,808	$(2,767)

Reclassifications related to the reissuance of treasury stock	$25,926	$58,877	$23,313

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

  Operations

    Founded in 1982, Adobe Systems Incorporated ("Adobe") is a provider of graphic design, publishing, and imaging software for Web and print production. We offer a market-leading line of application software products, type products, and content for creating, distributing, and managing information of all types; license our technology to major hardware manufacturers, software developers, and service providers; and offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, and original equipment manufacturer ("OEM") partners; direct to end users through Adobe call centers; and through our own Web site at www.adobe.com. We have operations in the Americas; Europe, Middle East, and Africa ("EMEA"); and Asia.

  Fiscal year

    Our fiscal year is a 52/53-week year ending on the Friday closest to November 30.

  Basis of consolidation

    The accompanying consolidated financial statements include those of Adobe and our subsidiaries, after elimination of all intercompany accounts and transactions.

  Use of estimates

    In the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash equivalents and short-term investments

    Cash equivalents consist of instruments with maturities of three months or less at the time of purchase.

    We classify all of our cash equivalents and short-term investments, and certain restricted funds and noncurrent investments in equity securities, free of trading restrictions or to become free of trading restrictions within one year, as "available-for-sale." We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. If the market value adjustment results in a loss of value due to an other- than-temporary impairment, the loss will be transferred from accumulated other comprehensive income and recorded in other income in the consolidated income statement.

    We determine realized gains and losses upon sale or maturity of these investments using the specific identification method.

  Foreign currency translation

    We translate assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at year-end exchange rates. We translate revenues and expenses at the average rates of exchange prevailing during the year. We include the adjustment resulting from translating the financial statements of such foreign subsidiaries in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. We report certain other transaction gains or losses, which have not been material, in results of operations.

  Property and equipment

    We record property and equipment at cost. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives (thirty-five years for buildings; two to seven years for furniture and equipment) or lease terms (five to nine years for leasehold improvements) of the respective assets.

  Other assets

    Purchased technology, goodwill, and certain other intangible assets are stated at cost less accumulated amortization. We record amortization utilizing the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Capitalization of computer software development costs, when material, begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material.

  Long-lived assets

    We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of property and equipment by comparison of our carrying amount to undiscounted future net cash flows that the property and equipment are expected to generate. If we consider such assets to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value, as determined by discounted cash flows. We assess the recoverability of enterprise-level goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future results of the acquired operation. We measure the amount of enterprise-level goodwill impairment, if any, based on projected discounted future results using a discount rate reflecting our average cost of funds.

  Employee stock plans

    We account for our employee stock plans, which consist of fixed stock option plans, an employee stock purchase plan, and a performance and restricted stock plan, using the intrinsic value method.

  Revenue recognition

    In fiscal 2000, we adopted Statement of Position No. 98-9 ("SOP 98-9"), "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." The adoption of SOP 98-9 did not have a significant impact on our financial position or results of operations.

    We recognize application products revenue upon shipment, provided that collection is determined to be probable and no significant obligations remain. We provide application products customers free telephone support, for which the expense is accrued, up to a maximum of ninety days beginning upon the customer's first call. We amortize the cost of telephone support as the obligation is fulfilled. Revenue from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. We accrue for estimated future returns, price protection when given, and rebates at the time the related revenue is recorded.

    We record licensing revenue, primarily royalties, when OEM partners ship products incorporating Adobe software, provided collection of such revenue is probable. We have no remaining obligations in relation to such licensing revenue.

    Deferred revenue includes customer advances under OEM licensing agreements. Maintenance revenue for application products is deferred and recognized ratably over the term of the contract, generally twelve months. In cases where we will provide a free upgrade to an existing product, we defer revenue until the future obligation is fulfilled.

  Direct costs

    Direct costs include product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies.

  Advertising costs

    We expense all advertising costs as incurred and classify these costs under sales and marketing expense.

    Advertising costs for fiscal years 2000, 1999, and 1998 were $32.9 million, $22.4 million, and $16.7 million, respectively.

  Income taxes

    We use the asset and liability method of accounting for income taxes. Under the asset and liability method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. We record a valuation allowance to reduce tax assets to an amount whose realization is more likely than not.

  Foreign currency and equity hedging instruments

    In June 1999, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging

Activities", as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." We adopted SFAS 133 beginning December 2, 2000. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires us to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. We do not expect the adoption of SFAS 133 to result in any material transition adjustment to earnings in the first quarter of fiscal 2001.

    We use option and forward foreign exchange contracts to hedge certain operational ("cash flow" hedge) exposures resulting from changes in foreign currency exchange rates. Such exposures result from portions of our revenues that are denominated in currencies other than the U.S. dollar ("USD"), primarily the Japanese yen and the euro. We enter into these foreign exchange contracts to hedge anticipated product sales and receivables in the normal course of business, and accordingly, they are not speculative in nature.

    Changes in the fair value of the derivative instruments designated as cash flow hedges of anticipated non-USD sales will be recorded in accumulated other comprehensive income(loss) until the revenue is recognized. Upon revenue recognition, the related gain or loss on the cash flow hedge will be reclassified to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to other income on the consolidated income statement at that time. Since the critical terms of the hedging instruments are the same as the underlying forecasted transaction, the changes in fair value of the derivatives are highly effective in offsetting changes in the expected cash flows from the forecasted transaction. We will record any ineffective portion of the hedging instruments directly as other income on the consolidated income statement.

    Furthermore, we continue to hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are marked to market through other income. Therefore, these contracts do not need to be designated hedges under SFAS 133. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives offset losses and gains on the assets and liabilities being hedged. The forward foreign exchange contracts entered into by us had maturities of ninety days or less.

    We also have a policy that allows us to hedge our equity holdings in publicly traded companies. From time to time, we have entered into forward contracts to sell portions of our equity holdings in future periods. We account for these forward contracts at fair market value, offsetting changes in the fair market value of the equities being hedged.

  Put warrants and call options

    We utilize put warrants and call options ("puts and calls") to facilitate the repurchase of our common stock. The puts and calls permit, at our option, physical delivery or net share settlement equal to the difference between the exercise price and the value of the option as determined by the contract. Accordingly, in-the-money put warrants do not result in a liability on the balance sheet.

  Stock split

    Adobe's Board of Directors approved a two-for-one stock split in the form of a stock dividend of our common stock to stockholders of record on October 2, 2000 effected October 24, 2000. All share and per share amounts referred to in the consolidated financial statements have been adjusted to reflect this stock split.

  Comprehensive income

    SFAS 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of comprehensive income (loss) that we currently report are unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments. We display comprehensive income and its components on our Consolidated Statements of Stockholders' Equity and Other Comprehensive Income.

  Recent accounting pronouncements

    In June 1999, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." We adopted SFAS 133 beginning December 2, 2000. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires us to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. We do not expect the adoption of SFAS 133 to result in any material transition adjustment to earnings in the first quarter of fiscal 2001.

    In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, which delayed the implementation date of SAB 101. In June 2000, the SEC issued SAB 101B, which further delayed the implementation date of SAB 101. We adopted SAB 101 beginning December 2, 2000. The adoption of SAB 101 did not have a material impact on our financial position or results of operations.

    In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25." FIN 44 clarifies the application of APB 25 for certain issues, including (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

    In March 2000, the Emerging Issues Task Force (the "EITF") published its consensus on Issue No. 00-2, "Accounting for Web Site Development Costs," which requires that costs incurred during the development of Web site applications and infrastructure involving developing software to operate the Web site, including graphics that affect the "look and feel" of the Web page and all costs relating to software used to operate a Web site should be accounted for under Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." We adopted Issue No. 00-2 in our fourth quarter of fiscal 2000. The adoption of Issue No. 00-2 did not have a material impact on our financial position or results of operations.

    In March 2000, the EITF reached a consensus on Issue No. 00-3, "Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware." The Issue states that a software element covered by Statement of Position 97-2 ("SOP 97-2") is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. We do not expect the adoption of Issue No. 00-3 to have a material impact on our financial position or results of operations.

    In March 2000, the EITF reached a consensus on Issue No. 00-8, "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services." Issue No. 00-8 addresses the date to be used by the grantee to measure the fair value of those equity instruments for revenue recognition purposes for transactions in which an entity provides goods or services in exchange for equity instruments. In addition, it addresses how the grantee should account for changes in the fair value of equity instruments whose terms are subject to adjustment after the accounting measurement date. Issue No. 00-8 applies to all grants and to modifications of existing grants that occur after March 16, 2000. The adoption of Issue No. 00-8 did not have a material impact on our financial position or results of operations.

    In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Coupons, Rebates, and Discounts." Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. We adopted Issue No. 00-14 beginning December 2, 2000. The adoption of Issue No. 00-14 did not have a material impact on our financial position or results of operations.

  Reclassifications

    Certain reclassifications have been made to the fiscal 1999 and 1998 consolidated statements of cash flows and industry segment and geographic information to conform to our fiscal 2000 presentation. These reclassifications did not impact total cash flows or industry segment and geographic information in fiscal 1999 and 1998.

NOTE 2. ACQUISITIONS

    During the fourth quarter of fiscal 2000, we acquired Boston, Massachusetts-based Glassbook, Inc. ("Glassbook"). Glassbook is a developer of consumer and commercial software for the eBook market, automating the supply chain for publishers, booksellers, distributors, and libraries. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations." The purchase price of the acquisition was approximately $24.4 million cash plus additional liabilities assumed of approximately $3.6 million. Based on an independent appraiser's valuation, $0.5 million of the purchase price was allocated to in-process research and development due to the state of the development and the uncertainty of the technology and expensed upon acquisition. The remaining $27.5 million was allocated $26.9 million to goodwill, $0.4 million to intangible assets, and $0.2 million to other assets. The goodwill and intangible assets are amortized on a straight-line basis over a three-year period.

    During the fourth quarter of fiscal 1999, we acquired substantially all of the assets, consisting of intellectual property, of Attitude Software, LLC ("Attitude Software"). The acquisition was accounted for using the purchase method of accounting in accordance with APB 16, and substantially all of the purchase price of $3.0 million cash was allocated to in-process research and development and expensed at the time of acquisition. The ongoing project at Attitude Software at the time of the purchase included the development of the 3D Anarchy authoring product. We purchased this technology to incorporate it into future versions of existing Adobe products to further enhance the feature sets and user interface contained within the products. At the date we acquired Attitude Software, it was estimated that 50% of the development effort had been completed and that the remaining 50% of the development effort would take approximately eighteen months to complete and would cost $1.8 million. The efforts required to complete the development of the technology primarily related to additional design efforts to integrate the technology into several of our products, finalization of coding, and completion testing. The value of the in-process technology was determined by estimating the projected net cash flows related to products the technology will be integrated into, including costs to complete the development of the technology and the future net revenues that may be earned from the products, excluding the value attributed to the existing technology with the products prior to the integration of the purchased technology. These cash flows were discounted back to their net present value using a discount rate of 20%, exclusive of the value attributable to the use of the in-process technologies in future products.

    Additionally, during the fourth quarter of fiscal 1999, we acquired substantially all of the assets, consisting of intellectual property, of Photomerge Technology. In connection with the acquisition of Photomerge Technology, 100% of the purchase price, or $600,000 cash, was allocated to in-process research and development, due to the state of completion and the uncertainty of the technology.

    On December 22, 1998, we acquired substantially all of the assets, consisting of intellectual property and a minimal amount of fixed assets, of both GoLive Systems, Inc., a Delaware corporation, and GoLive Systems GmbH and Co. KG, a German limited partnership (together "GoLive Systems"). GoLive Systems creates Web site development software, which enables users to effectively use the Internet for professional publishing and communication. The acquisition was accounted for under the purchase method of accounting in accordance with APB 16. The initial purchase price of the acquisition was approximately $31.0 million cash, plus additional contingency payments of up to $8.0 million based on achieving certain technical and employment milestones. We determined that certain milestones had been reached as of March 5, 1999, and as such, $4.0 million in contingent payments were recorded as additional purchase price and paid throughout fiscal 1999. Approximately $11.4 million of the purchase price was allocated to the developed technology, and the remaining $23.6 million was allocated to trademark, the value of the assembled workforce, and goodwill.

NOTE 3. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

    Cash, cash equivalents, and short-term investments consisted of the following:

	As of December 1, 2000
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$11,997	$—	$—	$11,997

Cash equivalents:
Money market mutual funds	198,629	—	—	198,629
State and municipal bonds and notes	26,240	—		26,240

Total cash equivalents	224,869	—	—	224,869

Total cash and cash equivalents	236,866	—	—	236,866

Short-term investments:
State and municipal bonds	340,091	536	(589)	340,038
Other marketable equity securities, including equity hedging instruments	92,527	31,629	(23,211)	100,945
Corporate notes	1,994	10	—	2,004

Total short-term investments	434,612	32,175	(23,800)	442,987

Total cash, cash equivalents, and short-term investments	$671,478	$32,175	$(23,800)	$679,853

	As of December 3, 1999
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$42,452	$—	$—	$42,452

Cash equivalents:
Money market mutual funds	52,135	—	—	52,135
Time deposit	5,000	—	—	5,000
State and municipal bonds and notes	66,575	—	—	66,575
United States government agency notes	4,983	—	—	4,983

Total cash equivalents	128,693	—	—	128,693

Total cash and cash equivalents	171,145	—	—	171,145

Short-term investments:
State and municipal bonds	198,284	441	(666)	198,059
Other marketable equity securities	46,694	83,817	(999)	129,512

Total short-term investments	244,978	84,258	(1,665)	327,571

Total cash, cash equivalents, and short-term investments	$416,123	$84,258	$(1,665)	$498,716

    Approximately $224.9 million and $128.7 million in investments are classified as cash equivalents as of December 1, 2000 and December 3, 1999, respectively. We included unrealized gains (losses) on securities, net of taxes, in accumulated other comprehensive income, which is a separate component of stockholders' equity, and totaled $5.1 million and $43.6 million as of December 1, 2000 and December 3, 1999, respectively. We included net realized gains from the sale of short-term equity investments for the years ended December 1, 2000 and December 3, 1999 of $12.7 million and $59.4 million, respectively, in nonoperating income.

    As of December 1, 2000, the cost and estimated fair value of current debt securities and money market mutual funds with a maturity of one year or less were $329.5 million and $329.4 million, respectively, and the cost and estimated fair value of current debt securities with maturities ranging from one to five years was $237.5 million. We classify these securities as current assets based on our intent and ability to use these securities as necessary to satisfy significant short-term liquidity requirements that may arise.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(Continued)

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

	December 1, 2000	December 3, 1999
Land	$—	$846
Building	—	4,477
Equipment	140,205	156,658
Furniture and fixtures	24,824	26,840
Capital projects in-progress	7,915	6,592
Leasehold improvements	27,013	25,795

	199,957	221,208
Less accumulated depreciation and amortization	135,689	152,070

	$64,268	$69,138

NOTE 5. OTHER ASSETS

    Other assets consisted of the following:

	December 1, 2000	December 3, 1999
Investments	$72,490	$75,793
Goodwill	53,679	26,442
Purchased technology and licensing agreements	19,755	17,505
Intangibles and other assets	4,667	26,945

	150,591	146,685
Less accumulated amortization	23,355	34,979

	$127,236	$111,706

    We own a minority interest in certain companies and a majority interest in Adobe Ventures L.P.; Adobe Ventures II, L.P.; Adobe Ventures III, L.P.; and Adobe Ventures IV, L.P. (collectively "Adobe Ventures"). The limited partnership investments are accounted for under the equity method, as contractually the partnerships are controlled by the general partner, a third party.

    The investments in Adobe Ventures L.P.; Adobe Ventures II, L.P.; Adobe Ventures III, L.P.; and Adobe Ventures IV, L.P., which were established to invest in emerging technology companies strategic to Adobe's software business, totaled $4.8 million, $15.7 million, $44.2 million, and $4.1 million, respectively, as of December 1, 2000, and totaled $17.1 million, $31.9 million, $16.1 million, and nil, respectively, as of December 3, 1999. Our investments in the limited partnerships are adjusted to reflect our equity interest in Adobe Ventures L.P.; Adobe Ventures II, L.P.; Adobe Ventures III, L.P.; and Adobe Ventures IV, L.P.'s investment income and dividend distributions, which totaled $0.4 million, $12.4 million, and $0.3 million in fiscal years 2000, 1999, and 1998, respectively. Adobe Ventures carry their investments in equity securities at an estimated fair market value, and unrealized gains and losses are included in investment income. The stock of a substantial number of the technology companies held by Adobe Ventures at December 1, 2000 is not publicly traded, and therefore, there is no established market for these investments. As such, these investments are valued based on the most recent round of financing involving new nonstrategic investors and estimates made by the general partner, a third party. When investments held by the limited partnerships are publicly traded, the fair value of such investments is based on quoted market prices, and mark-to-market adjustments are included in investment income.

    We own minority interests in certain technology companies totaling $3.8 million and $10.6 million as of December 1, 2000 and December 3, 1999, respectively. Investments in equity securities that are not publicly traded, or are restricted from trading for more than one year, are carried at the lower of cost or market.

    Our portfolio of equity investments included in Other Assets at December 1, 2000 had an original cost basis of $84.1 million and an estimated fair market value of $72.5 million. (For further information, see Note 9.)

    As of December 1, 2000, intangibles and other assets consisted primarily of capitalized localization costs of $4.5 million and other intangible assets of $0.2 million. As of December 3, 1999, intangibles and other assets consist primarily of capitalized localization costs of $18.0 million and other intangible assets of $8.9 million. Amortization expense related to goodwill, purchased technology, capitalized localization, and other intangible assets was $14.0 million and $18.2 million in fiscal 2000 and 1999, respectively.

NOTE 6. ACCRUED EXPENSES

    Accrued expenses consisted of the following:

	December 1, 2000	December 3, 1999
Accrued compensation and benefits	$96,162	$65,957
Sales and marketing allowances	6,435	9,990
Minority interest	1,999	17,737
Other	77,265	57,218

	$181,861	$150,902

NOTE 7. RESTRUCTURING AND OTHER CHARGES

    During fiscal 1999 and 1998, we implemented three different Board-approved restructuring programs. These separate restructuring programs were directly focused on improving our competitive position as well as enhancing our allocation of resources.

    During the second quarter of fiscal 2000, we paid our remaining obligations related to the three fiscal 1999 and fiscal 1998 restructuring programs totaling $8.0 million. In addition to the cash payments made, we revised our estimate of the total costs associated with the restructuring programs, resulting in an adjustment of approximately $0.7 million. The adjustment primarily reflected lower than estimated severance and related charges attributable to employees whose positions were eliminated as a result of the restructurings but who were able to find alternative employment within Adobe. The remaining adjustment was due to lower than expected charges related to vacating leased facilities. As of December 1, 2000, there was no restructuring liability remaining for our fiscal 1999 and 1998 restructuring programs. The tables below show the breakdown of the cash payments and adjustments made in fiscal 2000 for the three separate restructuring programs.

  Fiscal 1999 restructuring programs

    The fourth quarter 1999 restructuring program was implemented to enhance our worldwide customer support activity and to streamline the product distribution and warehouse operations in North America. This restructuring program included a reduction in force of 86 positions and the closure of the North American distribution warehouse as a result of our decision to outsource our North American distribution operation and the majority of our customer support services. The reduction in force primarily affected employees in Seattle, Washington and Santa Clara, California. We incurred $2.1 million in total charges in the fourth quarter of fiscal 1999 as a result of the restructuring, which included severance and related charges associated with the reduction in force and charges related to vacating leased facilities. During fiscal 2000, we paid our remaining obligation, and as of December 1, 2000, no restructuring liability existed.

    The following table depicts the activity for the 1999 fourth-quarter restructuring program through December 1, 2000:

	Accrued Balance at December 3, 1999	Cash Payments	Accrued Balance at December 1, 2000
Severance and related charges	$1,953	$(1,953)	$—
Lease termination costs	103	(103)	—

	$2,056	$(2,056)	$—

    The 1999 restructuring program that we implemented throughout the second and third quarters of fiscal 1999 was directly related to the centralization of our worldwide sales and administrative organizations and the realignment of our Printing Solutions business. This program included a reduction in force of 198 positions, two of which were executive positions. The reduction in force primarily affected our European headquarters in Edinburgh, Scotland and our North American headquarters in San Jose, California. In addition to severance and related charges associated with the reduction in force, the restructuring program included charges for vacating leased facilities. These restructuring actions in the second and third quarters of fiscal 1999 resulted in total charges of $17.6 million, of which approximately $0.1 million were noncash charges. During fiscal 2000, we paid our remaining obligation related to this restructuring program, and as of December 1, 2000, no restructuring liability existed.

    The following table depicts the activity for the 1999 second-quarter restructuring program through December 1, 2000:

	Accrued Balance at December 3, 1999	Cash Payments	Adjustments	Accrued Balance at December 1, 2000
Severance and related charges	$5,207	$(4,787)	$(420)	$—
Lease termination costs	435	(426)	(9)	—
Other charges	205	(205)	—	—

	$5,847	$(5,418)	$(429)	$—

  Fiscal 1998 restructuring program

    The 1998 restructuring program was implemented to refocus our product development efforts and to eliminate management redundancies in our organization. This program consisted of severance and related charges for 364 positions, four of which were executive positions. In addition, we divested two business units, canceled certain contracts, and vacated leased facilities. These restructuring actions in fiscal 1998 resulted in total charges of $38.2 million, of which approximately $9.1 million were noncash charges. During fiscal 2000, we paid our remaining obligation related to this restructuring program, and as of December 1, 2000, no restructuring liability existed.

	Accrued Balance at December 3, 1999	Cash Payments	Adjustments	Accrued Balance at December 1, 2000
Severance and related charges	$259	$(87)	$(172)	$—
Lease termination costs	78	(7)	(71)	—
Other charges	435	(435)	—	—

	$772	$(529)	$(243)	$—

  Other charges

    During the second quarter of fiscal 2000, we recorded other charges of approximately $6.3 million that were unusual in nature. These charges related to the disposal of certain equipment and one-time litigation-related expenses.

    During the third and fourth quarters of fiscal 1999, we recorded other charges of approximately $8.4 million that were unusual in nature. These charges included $2.0 million associated with the cancelation of a contract and $2.2 million for accelerated depreciation related to the adjustment of the useful life of certain assets as a result of decisions made by our management as part of the restructuring program. We also incurred a nonrecurring compensation charge of $2.6 million for a terminated employee and consulting fees of $1.6 million to assist in the restructuring of our operations.

NOTE 8. INCOME TAXES

    Income before income taxes includes net income from foreign operations of approximately $39.0 million, $23.1 million, and $18.8 million for the years ended December 1, 2000; December 3, 1999; and November 27, 1998, respectively.

    The provision for income taxes consisted of the following:

	Years Ended
	December 1, 2000	December 3, 1999	November 27, 1998
Current:
United States federal	$13,096	$54,097	$34,466
Foreign	11,452	11,346	15,394
State and local	5,063	12,061	6,869

Total current	29,611	77,504	56,729

Deferred:
United States federal	(1,569)	(569)	(4,312)
Foreign	3,568	1,810	(1,500)
State and local	(601)	(547)	(962)

Total deferred	1,398	694	(6,774)

Charge in lieu of taxes attributable to employee stock plans	124,922	58,478	12,595

	$155,931	$136,676	$62,550

    Total income tax expense differs from the expected tax expense (computed by multiplying the United States federal statutory rate of 35% for fiscal years 2000, 1999, and 1998 by income before income taxes) as a result of the following:

	Years Ended
	December 1, 2000	December 3, 1999	November 27, 1998
Computed "expected" tax expense	$155,309	$131,050	$58,693
State tax expense, net of federal benefit	12,403	14,419	6,068
Nondeductible goodwill	958	—	2,011
Tax-exempt income	(3,868)	(2,650)	(4,190)
Tax credits	(8,000)	(2,450)	(4,708)
Foreign tax rate differential	(571)	—	1,406
Other, net	(300)	(3,693)	3,270

	$155,931	$136,676	$62,550

    The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of fiscal 2000 and 1999 are presented below:

	December 1, 2000	December 3, 1999
Deferred tax assets:
Acquired technology	$11,920	$14,916
Reserves and deferred revenue	29,625	38,159
Net operating loss carryforwards	—	933
Other	608	821

Total gross deferred tax assets	42,153	54,829
Deferred tax asset valuation allowance	(525)	(1,458)

Total deferred tax assets	41,628	53,371

Deferred tax liabilities:
Depreciation and amortization	(5,164)	(3,176)
Unrealized gains on investments	(14,379)	(37,867)
Other	(892)	(164)

Total deferred tax liabilities	(20,435)	(41,207)

Net deferred tax assets	$21,193	$12,164

    We provide United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States.

    For financial reporting purposes, a valuation allowance has been established for certain deferred assets related to the write-down of investments. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

NOTE 9. BENEFIT PLANS

  Pretax savings plan

    In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all of our United States employees. Under the plan, eligible employees may contribute up to 18% of their pretax salary, subject to certain limitations. In fiscal 2000, we increased our matching contribution from 25% to 50% of the first 6% of employee contributions. We contributed approximately $4.5 million, $2.2 million, and $2.4 million in fiscal 2000, 1999, and 1998, respectively. We can terminate matching contributions at our discretion.

  Profit sharing plan

    We have a profit sharing plan that provides for profit sharing payments to all eligible employees following each quarter in which we achieve at least 70% of our budgeted earnings for the quarter. Beginning in fiscal 2000, the percentage of our budgeted earnings that we must achieve increased to 80%.

The plan, as well as the annual operating budget on which the plan is based, is approved by our Board of Directors. We contributed approximately $21.4 million, $23.2 million, and $6.8 million to the plan in fiscal 2000, 1999, and 1998, respectively.

  Adobe Incentive Partners

    In March 1997, as part of our venture investing program, we established an internal limited partnership, Adobe Incentive Partners, L.P. ("AIP"), which allows certain of our executive officers to participate in cash or stock distributions from Adobe's venture investments. Adobe is both the general partner and a limited partner of AIP. Other limited partners are executive officers and former executive officers of Adobe who are or were involved in Adobe's venture investing activities and whose participation was deemed critical to the success of the program. No limited partnership interests were granted in fiscal 2000.

    Adobe's Class A senior limited partnership interest includes both a liquidation preference and a preference in recovery of the cost basis of each specific investment. The executives' Class B junior limited partnership interest qualifies for partnership distributions only after (a) Adobe has fully recovered the cost basis of our investment in the specific investee company for which a distribution is made, and (b) the participating executive has vested in his or her distribution rights. The distribution rights generally vest on a monthly basis over three years, such that the rights are 25% vested after one year, 50% vested after two years, and fully vested at the end of three years. All existing partnership interests were fully vested or ceased vesting. The limited partnership investments are restricted to investments in companies that are private at the time of the establishment of AIP or when the investment is made, whichever is later. Partnership interests may be allocated to designated officers only while the investee company is still private. Class B interests may not exceed a maximum of 20% of the venture investments included in AIP.

    Assets held by AIP include Adobe's entire interests in Adobe Ventures L.P. and Adobe Ventures II, L.P., as well as equity securities of certain privately held companies. At December 1, 2000, the cost basis and recorded fair value of all investments included in AIP were $60.3 million and $45.6 million, respectively. In fiscal 2000, AIP recorded net income of $176.9 million. In fiscal 2000, the participating officers received aggregate distributions of $27.7 million, consisting primarily of equity securities. The distribution to the officers represents their vested portion of nonmarketable securities that become marketable as a result of a public offering, as well as their vested portion of cash resulting from investments that were liquidated by AIP. The participating officers receive quarterly cash distributions as their partnership interests vest for investments that have been liquidated by AIP. At December 1, 2000, the minority interest held by the participating officers was $2.0 million and is included in accrued expenses on the Consolidated Balance Sheet.

NOTE 10. EMPLOYEE STOCK PLANS

  Stock Option Plans

    As of December 1, 2000, we had reserved 142.0 million shares of common stock for issuance under our 1994 and 1999 Stock Option Plans (the "Option Plans") for employees, which provide for the granting of stock options to employees and officers at the fair market value of our common stock at the grant date. Initial options granted under the Option Plans generally vest 25% after the first year and ratably thereafter such that 50% and 100% are vested after the second and third year, respectively; subsequent options granted under the Option Plans generally vest ratably over the entire term such that 50% and 100% are vested after the second and third year, respectively. Outstanding option terms under all of our employee stock option plans range from five to ten years.

    As of December 1, 2000, we had reserved 2.5 million shares of common stock for issuance under our 1996 Outside Directors Stock Option Plan, which provides for the granting of nonqualified stock options to nonemployee directors. In December 1999, our Board of Directors approved, and in April 2000, our stockholders approved, an increase in the number of shares reserved under the 1996 Outside Directors Stock Option Plan of 500,000 to an aggregate of 2.5 million shares. Option grants are limited to 40,000 shares per person in each fiscal year, except for a new non-employee director, who is granted 60,000 shares upon election as a director. All options are exercisable as vested within a ten-year term. Options generally vest over three years: 25% on the day preceding each of Adobe's next two annual meetings of stockholders and 50% on the day preceding Adobe's third annual meeting of stockholders after the grant of the option. The exercise price of the options that are issued is equal to the fair value on the date of grant. In fiscal 2000, we granted options for 160,000 shares with an exercise price of $61.72 to existing directors and an option for 60,000 shares to a new director with an exercise price of $78.88. In fiscal 1999, we granted options for 80,000 shares with an exercise price of $14.86 to existing directors.

    On September 23, 1998, the Board of Directors approved a stock option repricing program whereby each eligible stock option was automatically amended to have an exercise price equal to $8.45. As a result, approximately 20.2 million options were amended for eligible employees for an equal number of repriced options. All other terms of the options, including expiration dates, remain substantially the same.

    Stock option activity for fiscal 2000, 1999, and 1998 is presented below:

	Years Ended
	December 1, 2000		December 3, 1999		November 27, 1998
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	38,149,038	$18.56	41,763,280	$7.92	32,584,940	$7.94
Granted	19,669,375	60.90	18,588,080	29.68	42,853,400	8.77
Exercised	(8,724,580)	11.17	(17,042,800)	7.50	(7,955,908)	6.55
Canceled	(4,076,433)	21.15	(5,159,522)	9.06	(25,719,152)	9.77

Outstanding, end of year	45,017,400	38.26	38,149,038	18.56	41,763,280	7.92

Exercisable, end of year	11,478,693	18.53	9,799,482	7.92	17,473,272	7.15

Weighted average fair value of options granted during the year		$29.89		$11.66		$6.92

ADOBE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(Continued)

NOTE 10. EMPLOYEE STOCK PLANS (Continued)

    Information regarding the stock options outstanding at December 1, 2000 is summarized below:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Shares Outstanding		Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$ 1.64	2,000	1.67 years	$1.64	2,000	$1.64
$ 2.56 — $ 3.66	214,218	1.84 years	3.62	214,218	3.62
$ 4.06 — $ 5.97	204,096	1.14 years	5.20	203,956	5.20
$ 6.22 — $ 8.44	1,753,601	4.57 years	7.66	1,605,135	7.67
$ 8.45	9,137,387	5.48 years	8.45	5,384,919	8.45
$ 9.66 — $14.09	1,689,237	6.23 years	11.64	523,785	11.58
$14.86 — $21.34	1,076,528	6.62 years	17.91	258,257	17.65
$24.59 — $35.69	11,749,924	6.91 years	35.03	1,886,236	34.91
$41.78 — $61.72	7,938,784	6.99 years	55.16	1,392,538	54.65
$63.94 — $83.19	11,251,625	7.93 years	65.91	7,649	64.14

	45,017,400	6.72 years	$38.26	11,478,693	$18.53

  Performance and Restricted Stock Plan

    The Performance and Restricted Stock Plan ("the Plan") provides for the granting of restricted stock and/or performance awards to officers and key employees. As of December 1, 2000, we had reserved 8.0 million shares of our common stock for issuance under the Plan.

    Restricted shares issued under the Plan generally vest annually between two to three years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights. As of December 1, 2000, 929,763 shares were outstanding and not yet vested. In fiscal 2000, 1999, and 1998, we granted 453,885; 1,047,920; and 75,400 shares of restricted stock, respectively, and the weighted average fair value of the shares was $58.66, $22.71, and $10.37, respectively. Additionally, we charged $16.5 million, $5.3 million, and $2.3 million to expense associated with restricted stock in fiscal 2000, 1999, and 1998, respectively.

    Performance awards issued under the Plan entitle the recipient to receive, at our discretion, shares or cash upon completion of the performance period subject to attaining identified performance goals. Performance awards are generally measured over a three-year period and cliff vest at the end of the three-year period. We accrue the projected value of these awards and charge this amount to expense over the three-year performance period. We did not grant performance awards in fiscal 2000 or fiscal 1999. In fiscal 1998, we granted 243,640 performance awards, and the weighted average fair value of the shares was $17.24. As of December 1, 2000, there were no performance awards outstanding. As of December 3, 1999 and November 27, 1998, performance awards for 640,720 shares and 807,480 shares were outstanding, respectively, and $0.4 million and $2.2 million were credited to expense in fiscal 1999 and 1998, respectively.

  Employee Stock Purchase Plan

    Our Employee Stock Purchase Plan allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. For offerings commencing before September 2000, the plan consists of twelve-month offerings with two six-month purchase periods in each offering period; in September 2000, the plan was amended to increase the offering periods for offerings commencing after that date to twenty-four-month offering periods with four six-month purchase periods in each offering period. As of January 1, 2001, all employees participating in the plan have twenty-four-month offering periods. Employees purchase shares at 85% of the market value at either the beginning of the offering period or the end of the purchase period, whichever price is lower. As of December 1, 2000, we had reserved 38.0 million shares of our common stock for issuance under this plan, and approximately 17.0 million shares remain available for future issuance.

    The weighted average fair value of the purchase rights granted in fiscal 2000, 1999, and 1998 were $21.34, $5.19, and $3.97, respectively.

  Cash Incentive Awards

    We grant Cash Incentive Awards ("CIAs"), a form of phantom stock, to designated key employees to reward them based on their contributions to a project. The cash value of the CIA is structured to mirror our Restricted Stock Plan. We grant CIAs to designated employees that generally vest annually over a three-year period. Upon each vest date, the employee is paid the market value of the stock on the date of vest multiplied by the number of vested shares. We charged approximately $12.8 million, $7.9 million, and $2.3 million to expense for shares vested in fiscal 2000, 1999, and 1998. We currently do not intend to grant cash incentive awards in the future.

  Stock Appreciation Rights

    In fiscal 2000, 1999, and 1998, we granted Stock Appreciation Rights ("SARs"), a form of phantom stock, to designated key employees based on their performance. Additionally, we grant SARs to employees in certain countries outside of the U.S. in lieu of stock options, generally with similar vesting schedules to our option-vesting schedule; these SARs generally expire eight years after the grant date. The performance-based SARs generally vest four years from the date of grant but contain an acceleration feature that allows for a two-year vesting period based on Adobe achieving predetermined performance goals. These performance-based SARs expire five years from the date of grant. Under our SAR plan, designated employees are awarded rights that are equal to one share of Adobe's common stock for each right awarded with an exercise price based on the fair market value on the grant date. When the award vests, employees generally have the right to exercise the award and receive the then-current value in cash of the appreciation from the exercise price of the exercised number of rights of our common stock. We awarded 800 rights in fiscal 2000 with an exercise price of $50.19; 28,200 rights in fiscal 1999 with an exercise price of $35.69; and 965,320 rights in fiscal 1998 with exercise prices ranging from $8.46 to $8.75. We charged $23.2 million, $9.8 million, and $0.3 million to expense in fiscal 2000, 1999, and 1998, respectively. We currently do not intend to grant stock appreciation rights in the future, except to certain employees outside of the U.S in lieu of stock options.

  Pro forma fair value disclosures

    We account for our employee stock plans, consisting of fixed stock option plans, an employee stock purchase plan, and a performance and restricted stock plan, using the intrinsic value method. The following table sets forth the pro forma amounts of net income and net income per share that would have resulted if we accounted for our employee stock plans under the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation."

	Years Ended
	December 1, 2000	December 3, 1999	November 27, 1998
Net income:
As reported	$287,808	$237,751	$105,144
Pro forma	$196,153	$198,787	$54,435
Net income per share:
As reported:
Basic	$1.21	$0.98	$0.40
Diluted	$1.13	$0.92	$0.39
Pro forma:
Basic	$0.82	$0.82	$0.20
Diluted	$0.77	$0.78	$0.20

    For purposes of computing pro forma net income, we estimate the fair value of each option grant, restricted stock grant, and Employee Stock Purchase Plan purchase right on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated as follows:

Years Ended
	December 1, 2000	December 3, 1999	November 27, 1998
Expected life of options	3 years	3 years	3 years
Expected life of restricted stock	3 years	3 years	3 years
Expected life of purchase rights	0.75 years	0.75 years	1.25 years
Volatility	68%	51%	53%
Risk-free interest rate	5.7-6.8%	4.5-5.9%	4.2-5.7%
Dividend yield	0.125%	0.125%	0.125%

    Options and restricted stock grants vest over several years, and new option and restricted stock grants are generally made each year. Because of this, the pro forma amounts shown above may not be representative of the pro forma effect on reported net income in future years.

NOTE 11. STOCKHOLDERS' EQUITY

  Stockholder Rights Plan

    Our Stockholder Rights Plan is intended to protect stockholders from unfair or coercive takeover practices. In accordance with this plan, the Board of Directors declared a dividend distribution of one common stock purchase right on each outstanding share of our common stock held as of July 24, 1990 and on each share of common stock issued by Adobe thereafter. In July 2000, the Stockholder Rights Plan was amended to extend it for ten years so that each right entitles the holder to purchase one unit of Series A Preferred Stock, which is equal to 1/1000 share of Series A Preferred Stock, par value $0.0001 per share, at a price of $700 per unit. As adjusted for our 2000 stock split in the form of a dividend, each share of common stock now entitles the holder to one-half of such a purchase right. Each whole right still entitles the registered holder to purchase from Adobe a unit of preferred stock at $700. The rights become exercisable in certain circumstances, including upon an entity acquiring or announcing the intention to acquire beneficial ownership of 15% or more of our common stock without the approval of the Board of Directors or upon us being acquired by any person in a merger or business combination transaction. The rights are redeemable by Adobe prior to exercise at $0.01 per right and expire on July 23, 2010.

  Stock repurchase programs

    Under our existing plan to repurchase shares to offset issuances under employee stock plans, we repurchased approximately 7.2 million, 22.4 million, and 1.4 million shares in fiscal 2000, 1999, and 1998, respectively, at a cost of $255.5 million, $448.7 million, and $16.8 million, respectively.

    In April 1999, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. This new stock repurchase program was in addition to an existing program whereby we have been authorized to repurchase shares to offset issuances under employee stock option and stock purchase plans. No purchases have been made under the 5.0 million share repurchase program.

    In September 1997, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 60.0 million shares of our common stock over a two-year period. This program was completed during the first quarter of fiscal 1999. We repurchased approximately 3.3 million shares in fiscal 1999, 40.7 million shares in fiscal 1998, and 16.0 million shares in fiscal 1997, at a cost of $30.5 million, $362.4 million, and $188.6 million, respectively.

  Put warrants

    To facilitate our stock repurchase program, we sold put warrants in a series of private placements in fiscal 2000, 1999, and 1998. Each put warrant entitles the holder to sell one share of Adobe's common stock to Adobe at a specified price. Approximately 8.6 million, 12.0 million, and 16.0 million put warrants were written in fiscal 2000, 1999, and 1998, respectively. At December 1, 2000, approximately 2.9 million put warrants were outstanding that expire on various dates through July 2001 and have exercise prices ranging from $58.83 to $67.53 per share, with an average exercise price of $62.45 per share.

    In addition, in fiscal 2000, 1999, and 1998, we purchased call options that entitle us to buy 5.1 million, 5.8 million, and 6.4 million shares, respectively, of our common stock. At December 1, 2000, approximately

1.8 million call options were outstanding that expire on various dates through July 2001 and have exercise prices ranging from $63.60 to $73.00 per share, with an average exercise price of $67.51 per share.

    Our put and call option contracts provide that we, at our option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract. In the future, we may consider other methods to acquire our stock, including direct purchases, open market purchases, accelerated stock purchase programs, and other potential methods.

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

	Years Ended
	December 1, 2000	December 3, 1999	November 27, 1998
	(in thousands except per share data)
Net income	$287,808	$237,751	$105,144

Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	238,292	241,572	265,732
Dilutive common equivalent shares:
Unvested restricted stock	930	1,130	240
Stock options	16,539	15,636	5,924
Put warrants	13	72	—

Shares used to compute diluted net income per share	255,774	258,410	271,896

Basic net income per share	$1.21	$0.98	$0.40

Diluted net income per share	$1.13	$0.92	$0.39

    For the years ended December 1, 2000; December 3, 1999; and November 27, 1998, options to purchase approximately 12.1 million, 7.2 million, and 0.4 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock for the period of $56.63, $39.75, and $19.78, respectively, were not included in the calculation because the effect would have been antidilutive.

NOTE 13. COMMITMENTS AND CONTINGENCIES

  Lease commitments

    We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2014. Rent expense for these leases aggregated $25.6 million, $29.4 million, and $22.1 million during fiscal 2000, 1999, and 1998, respectively. As of

December 1, 2000, future minimum lease payments under noncancelable operating leases, net of sublease income, are as follows: 2001—$23.6 million; 2002—$22.1 million; 2003—$20.3 million; 2004—$19.1 million; 2005—$8.6 million; and $14.1 million thereafter.

    Included in the future minimum lease payments are the following amounts, net of anticipated sublease income, for leased facilities vacated in connection with the restructuring plans implemented in fiscal 1999 and the third quarter of fiscal 1998: 2001—$2.5 million; 2002—$3.8 million; 2003—$4.9 million; 2004—$4.8 million; 2005—$4.7 million; and $0.5 million thereafter.

    In August 1999, we entered into an operating lease agreement for two corporate headquarters office facilities in San Jose, California. The lease is for a period of five years and is subject to standard covenants including financial ratios. We have an option to purchase the buildings at any time during the term for an amount equal to the total investment of the lessor. At the end of the lease term, we may exercise the purchase option or, with the mutual agreement of the lessor, renew the term of the lease. In addition to these possibilities, at the end of the term, we may elect to have the buildings sold to an unrelated third party. In such case, we are obligated to use our best efforts to arrange for such a sale and are obligated to pay the lessor the difference between the total investment in the buildings and the net sales proceeds, provided, however, that in no event would we be required to pay more than a maximum guaranteed residual amount as set forth in the lease. In the event we default during the term of the lease, the lessor could require us to purchase the buildings for an amount equal to our option price. As of December 1, 2000, we were in compliance with all financial covenants.

  Line of credit

    In August 1999, we entered into a $200.0 million unsecured revolving line of credit with a group of 15 banks for general corporate purposes, subject to certain financial covenants. One-half of the facility expired in August 2000, and the other $100.0 million expires in August 2002. We renewed, for one year, the $100.0 million unsecured revolving line of credit that expired in August 2000. Outstanding balances accrue interest at London Interbank Offered Rate ("LIBOR") plus a margin that is based on our financial ratios. The terms, covenants, and margins of the new facility are substantially the same as the expired facility. There were no outstanding balances on either credit facility as of December 1, 2000. In addition, as of December 1, 2000, we were in compliance with all financial covenants.

  Royalties

    We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense was approximately $20.8 million, $24.5 million, and $25.3 million in fiscal 2000, 1999, and 1998, respectively.

  Legal actions

    We are engaged in certain legal actions arising in the ordinary course of business. We believe that we have adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on our financial position and results of operations.

NOTE 14. RELATED PARTY TRANSACTIONS

    During fiscal 1999, we entered into two separate loan agreements with one of Adobe's executive officers to assist with his relocation to San Jose, California. The first loan in the amount of $550,000 was repaid on December 31, 1999. The second loan, in the amount of $1.0 million, is interest-free and is secured by the executive's principal residence. Under the terms of the agreement, the executive is required to repay this loan at $200,000 per year over the next five years, beginning December 2000. The first such payment was made in December 2000. In addition, the loan must be repaid in full within thirty days of any termination of the executive's employment.

NOTE 15. FINANCIAL INSTRUMENTS

  Fair value of financial instruments

    Our cash equivalents, short-term investments, and marketable equity securities are carried at fair value, based on quoted market prices for these or similar investments. Our portfolio of equity securities had a cost basis of $92.5 million and a fair market value of $90.2 million. (For further information, see Note 3.)

    Our portfolio of equity investments included in Other Assets at December 1, 2000 had a cost basis of $84.1 million and an estimated fair market value of $72.5 million. (For further information, see Note 5.)

  Foreign currency hedging instruments

    We enter into forward exchange contracts to hedge foreign currency exposures on a continuing basis for periods consistent with our committed exposures. These transactions do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts offset gains and losses on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses in the event of nonperformance by the counterparties in these contracts. The amounts of unrealized gains and losses are immaterial. As of December 1, 2000 and December 3, 1999, we held $23.2 million and $17.0 million, respectively, of aggregate foreign currency forward exchange contracts. As of December 1, 2000 and December 3, 1999, we held $43.3 million and $64.0 million, respectively, in foreign currency option contracts.

  Equity hedging instruments

    We have a policy that allows us to hedge our equity holdings in publicly traded companies. From time to time, we have entered into forward contracts to sell portions of our equity holdings in future periods. We account for these forward contracts at fair market value offsetting changes in the value of the equities being hedged. As of December 1, 2000, the value of our forward contracts hedging equity securities was $10.8 million.

  Concentration of risk

    Financial instruments that potentially subject us to concentrations of credit risk are primarily cash, cash equivalents, short-term investments, and accounts receivable.

    Our investment portfolio consists of investment-grade securities diversified among security types, industries, and issuers. Our investments are managed by recognized financial institutions that follow

Adobe's investment policy. Our policy limits the amount of credit exposure to any one issue or issuer, and we believe no significant concentration of credit risk exists with respect to these investments.

    Credit risk in receivables is limited to OEM partners and to dealers and distributors of hardware and software products to the retail market. We adopt credit policies and standards to keep pace with the evolving software industry. Management believes that any risk of accounting loss is significantly reduced due to the diversity of our products, end users, and geographic sales areas. We perform ongoing credit evaluations of our customers' financial condition and require letters of credit or other guarantees, whenever deemed necessary. (For discussion of significant customers as of December 1, 2000, see Note 16.)

    We distribute our application products primarily through distributors, resellers, and retailers (collectively referred to as "distributors"). A significant amount of our revenue for application products is from two distributors. We have revised our channel program to reduce the overall number of our distributors worldwide and focus our channel efforts on larger distributors. This revision of the channel program has resulted in an increase in our dependence on a smaller number of distributors selling through a larger amount of our products. Additionally, our goal is to increase our direct distribution of our products to end users through our online store located on our Web site at www.adobe.com. Any such increase in our direct revenue efforts will place us in increased competition with our channel distributors and with newer types of distribution of our products by online, Internet-based resellers of our products. While we anticipate that the restructuring and streamlining of our product distribution channels and the increase in the scope of our direct sales efforts will eventually improve our business by decreasing discounts or rebate programs provided to distributors, decreasing product returns, and shortening inventory cycles, these changes could instead seriously harm our business.

    We derive a significant portion of our licensing revenue from a small number of OEM partners. Our OEM partners on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If we do not reach an agreement, a partner may decide to pursue other options, which could result in lower licensing revenue for us. Also, in the fall of 1997, one of Adobe's largest PostScript partners, Hewlett-Packard Company, introduced a clone version of Adobe PostScript in one family of monochrome laser printers.

NOTE 16. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

    We adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1999. SFAS 131 establishes standards for the manner in which public companies report information about operating segments and related disclosures about products, geographic information, and significant customers. The method for determining what information to report is based on the way executive management organizes the operating segments within Adobe for making operating decisions and assessing performance.

    We have four reportable segments that offer different product lines. These segments are Web Publishing, Cross-media Publishing, ePaper Solutions, and OEM PostScript and Other. The Web Publishing segment provides software to create Web sites with graphics, images, videos, and animations. The Cross-media Publishing segment provides software for professional page layout, illustration, business publishing, and printing. The ePaper Solutions segment allows users to convert information to Adobe

Portable Document Format ("PDF") with the original appearance preserved and allows for the distribution of documents via the Web, intranets, e-mail, or CD-ROM for viewing and printing on any system. The OEM PostScript and Other segment includes printing technology to create and print simple or visually rich documents with precision. This segment also includes revenue from divested businesses.

    During and prior to fiscal 2000, we evaluated our business based on the contribution margins of each of our four segments. Recently, our executive management team changed the way it evaluates the performance of our business and now focuses on evaluating the gross margins of each of our segments. Prior period disclosures have been restated for consistent presentation to the fiscal 2000 disclosure. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. We do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed.

    The following results are broken out by operating segments for the fiscal years 2000, 1999, and 1998:

	Web Publishing	Cross-media Publishing	ePaper Solutions	OEM PostScript and Other	Total
Fiscal 2000
Revenue	$536,614	$390,497	$207,780	$131,487	$1,266,378
Direct costs	35,903	28,470	12,828	10,054	87,255

Gross profit	500,711	362,027	194,952	121,433	1,179,123

	93%	93%	94%	92%	93%
Fiscal 1999
Revenue	$394,073	$353,863	$129,333	$138,165	$1,015,434
Direct costs	33,505	33,792	14,533	12,710	94,540

Gross profit	360,568	320,071	114,800	125,455	920,894

	91%	90%	89%	91%	91%
Fiscal 1998
Revenue	$354,245	$272,200	$57,954	$210,392	$894,791
Direct costs	42,110	23,431	6,524	28,969	101,034

Gross profit	312,135	248,769	51,430	181,423	793,757

	88%	91%	89%	86%	89%

    A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the fiscal years 2000, 1999, and 1998 is as follows:

	Years Ended
	December 1, 2000	December 3, 1999	November 27, 1998
Total gross profit from operating segments above	$1,179,123	$920,894	$793,757
Total operating expenses (a)	771,040	661,041	668,410

Total operating income	408,083	259,853	125,347
Other income	35,656	114,574	42,347

Income before taxes	$443,739	$374,427	$167,694

(a)
Total operating expenses include research and development, sales and marketing, general and administrative, restructuring and other, amortization of goodwill and purchased intangibles, and acquired in-process research and development expenses.

    We categorize our geographic information into three major market regions: the Americas, EMEA, and Asia. The Americas region includes the U.S., Canada, Latin America, and Central America. The Asia region includes Japan and the Asian Pacific countries.

    Revenue and long-lived asset information by geographic areas for each of the years in the three-year period ended December 1, 2000 is presented below:

Revenue

	Years Ended
	December 1, 2000	December 3, 1999	November 27, 1998
Americas:
United States	$616,733	$497,842	$449,996
Other	42,334	32,311	28,493

Total Americas	659,067	530,153	478,489

Europe	323,037	265,981	240,220

Asia:
Japan	224,326	175,122	150,824
Other	59,948	44,178	25,258

Total Asia	284,274	219,300	176,082

Total revenue	$1,266,378	$1,015,434	$894,791

Long-Lived Assets

	Years Ended
	December 1 2000	December 3 1999	November 27 1998
Americas:
United States	$56,894	$53,890	$67,946

Total Americas	56,894	53,890	67,946

Europe	3,182	8,706	20,685

Asia	4,192	6,542	5,256

Total long-lived assets	$64,268	$69,138	$93,887

    In fiscal 2000, licenses of application products to Ingram Micro, Inc. ("Ingram") and Tech Data Corporation ("Tech Data") accounted for 30% and 14%, respectively, of our total revenue. In fiscal 1999 and 1998, licenses of application products to Ingram accounted for 27% and 14%, respectively, of our total revenue.

    Receivables from Ingram and Tech Data accounted for 32% and 18%, respectively, of our total receivables at December 1, 2000. As of December 3, 1999, receivables from Tech Data accounted for 11% of our total receivables, and in fiscal 1998 receivables from Ingram at year-end accounted for 14% of our total receivables.

NOTE 17. SUBSEQUENT EVENTS

    In December 2000, our Board of Directors approved an increase to Adobe's authorized common stock, subject to stockholder approval, from 500.0 million to 900.0 million shares.

FINANCIAL STATEMENT SCHEDULE

    As required under Item 8, Financial Statements and Supplementary Data, Adobe's financial statement schedule is provided in this separate section. The financial statement schedule included in this section is as follows:

Schedule Number	Financial Statement Schedule Description
Schedule II	Valuation and Qualifying Accounts

ADOBE SYSTEMS INCORPORATED

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Valuation and Qualifying Accounts which are Deducted in the
Balance Sheet from the Assets to which They Apply

	Balance at Beginning of Period	Charged to Operating Expenses	Charged to Revenue*	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended:
December 1, 2000	$5,170	$7,140	$—	$3,522	$8,788
December 3, 1999	$6,399	$(3,319)	$2,090	$—	$5,170
November 27, 1998	$3,634	$3,336	$—	$571	$6,399

*
We invoiced certain customers whose accounts were deemed potentially uncollectible. As such, the accounts were entirely reserved for and no amounts were recognized as revenue.

  Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

EXHIBITS

    As required under Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description
10.58	Technical Support Agreement
10.60	European Logistical Services Agreement
10.70	1997 Employee Stock Purchase Plan, as amended
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors
27.1	Financial Data Schedule
27.2	Financial Data Schedule
27.3	Financial Data Schedule

QuickLinks

TABLE OF CONTENTS
PART I
BUSINESS OVERVIEW
PRODUCTS AND MARKETS OVERVIEW
COMPETITION
OPERATIONS
PRODUCT DEVELOPMENT
PRODUCT PROTECTION
EMPLOYEES
EXECUTIVE OFFICERS
PART II
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
Potential decrease to the value of securities given X% decrease in each stock's price
Potential decrease to the value of the forward contracts given X% increase in the stock price of the underlying equities
FINANCIAL STATEMENTS
SUPPLEMENTARY DATA
PART III
PART IV
SIGNATURES
SUMMARY OF TRADEMARKS
FINANCIAL STATEMENTS
MANAGEMENT'S REPORT
INDEPENDENT AUDITORS' REPORT
ADOBE SYSTEMS INCORPORATED CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
ADOBE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
ADOBE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME (In thousands)
ADOBE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME (In thousands) (Continued)
ADOBE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
FINANCIAL STATEMENT SCHEDULE
ADOBE SYSTEMS INCORPORATED SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (In thousands) Valuation and Qualifying Accounts which are Deducted in the Balance Sheet from the Assets to which They Apply
EXHIBITS