Form 10-Q
period 2001-03-02
ADOBE SYSTEMS INC
filed 2001-04-13
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2001
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding March 30, 2001
Common stock, $0.0001 par value	239,147,186

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Quarter Ended
	March 2 2001	March 3 2000
Revenue	$328,969	$282,232
Direct Costs	20,016	20,722

Gross Profit	308,953	261,510

Operating expenses:
Research and development	55,687	57,458
Sales and marketing	103,860	87,760
General and administrative	30,370	26,757
Restructuring and other charges	—	(672)
Amortization of goodwill and purchased intangibles	3,582	1,203

Total operating expenses	193,499	172,506

Operating income	115,454	89,004

Nonoperating income:
Investment gain (loss)	(17,038)	4,676
Interest and other income	5,697	5,651

Total nonoperating income (loss)	(11,341)	10,327

Income before income taxes	104,113	99,331
Provision for income taxes	34,357	34,766

Net income	$69,756	$64,565

Basic net income per share	$.29	$.27

Shares used in computing basic net income per share	240,078	237,256

Diluted net income per share	$.28	$.26

Shares used in computing diluted net ncome per share	253,609	252,978

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	(Unaudited) March 2 2001	(Audited) December 1 2000
ASSETS
Current assets:
Cash and cash equivalents	$176,262	$236,866
Short-term investments	443,957	442,987
Trade receivables, net of allowances for doubtful accounts of $9,653 and $8,788, respectively	149,288	140,514
Other receivables	25,614	19,599
Deferred income taxes	26,215	23,460
Other current assets	24,039	14,486

Total current assets	845,375	877,912
Property and equipment, net	67,147	64,268
Other assets	122,113	127,236

	$1,034,635	$1,069,416

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$38,694	$40,280
Accrued expenses	143,811	181,861
Income taxes payable	87,227	74,768
Deferred revenue	18,021	17,696

Total current liabilities	287,753	314,605

Deferred income taxes	4,145	2,267

Stockholders' equity:
Common stock, $0.0001 par value; and additional paid-in-capital	557,865	530,801
Retained earnings	1,239,240	1,172,504
Accumulated other comprehensive loss	(4,004)	(698)
Treasury stock, at cost, (55,267 and 54,818 shares in 2001 and 2000, respectively), net of reissuances	(1,050,364)	(950,063)

Total stockholders' equity	742,737	752,544

	$1,034,635	$1,069,416

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended
	March 2 2001	March 3 2000
Cash flows from operating activities:
Net income	$69,756	$64,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,192	10,923
Stock compensation expense	1,611	2,941
Deferred income taxes	3,272	(5,420)
Provision for losses on receivables	605	1,450
Tax benefit from employee stock option plans	10,333	19,945
Gains (losses) of Adobe Incentive Partners	243	(6,880)
Gains on sale of equity securities	(11,898)	—
Gain on sale of building	—	(1,052)
Loss on write-down of investments	28,117	—
Noncash restructuring charges	—	(672)
Net loss on derivative instruments	1,920	—
Changes in operating assets and liabilities:
Receivables	(15,395)	(68,590)
Other current assets	(8,273)	(4,931)
Trade and other payables	(1,587)	3,038
Accrued expenses	(37,144)	12,922
Accrued restructuring charges	—	(6,539)
Income taxes payable	12,459	23,962
Deferred revenue	326	3,035

Net cash provided by operating activities	68,537	48,697

Cash flows from investing activities:
Purchases of short-term investments	(150,938)	(346,216)
Maturities and sales of short-term investments	116,412	341,460
Acquisitions of property and equipment	(10,316)	(3,964)
Purchase of long-term investments	(6,223)	(13,290)
Additions to other assets	(7,534)	(174)
Proceeds from sales of equity securities	17,642	—
Proceeds from sale of building	—	5,420

Net cash used for investing activities	(40,957)	(16,764)

    (Continued)

See accompanying Notes to Condensed Consolidated Financial Statements.

	Quarter Ended
	March 2 2001	March 3 2000
Cash flows from financing activities:
Purchase of treasury stock	(117,087)	(67,366)
Proceeds from reissuance of treasury stock	31,906	28,540
Payment of dividends	(3,026)	(2,978)

Net cash used for financing activities	(88,207)	(41,804)

Effect of foreign currency exchange rates on cash and cash equivalents	23	(887)

Net decrease in cash and cash equivalents	(60,604)	(10,758)

Cash and cash equivalents at beginning of period	236,866	171,145

Cash and cash equivalents at end of period	$176,262	$160,387

Supplemental disclosures:
Cash paid during the period for income taxes	$4,862	$1,742

Noncash investing and financing activities:
Cash dividends declared but not paid	$3,008	$2,982

Unrealized gains (losses) on available-for-sale securities, net of taxes	$(6,530)	$79,167

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. Significant Accounting Policies

  Basis of Presentation

    Adobe Systems Incorporated ("Adobe" or the "Company") has prepared the accompanying interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 1, 2000. The interim financial information is unaudited but reflects all normal adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets and condensed consolidated statements of income and cash flows for the interim periods presented. You should read the interim condensed consolidated financial statements in conjunction with the financial statements in our Annual Report on Form 10-K for the year ended December 1, 2000.

    The results of operations for the interim period ended March 2, 2001, are not necessarily indicative of the results to be expected for the full year.

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

    We record OEM licensing revenue, primarily royalties, when OEM partners ship products incorporating Adobe software, provided collection of such revenue is probable. We have no remaining obligations in relation to such licensing revenue.

    Deferred revenue includes customer advances under OEM licensing agreements, maintenance revenue for application products, and revenue related to free upgrades. We recognize deferred revenue ratably over the term of the contract, generally twelve months. In cases where we will provide a free upgrade to an existing product, we defer revenue until the future obligation is fulfilled.

  Recent Accounting Pronouncements

    In September 2000, the EITF reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." Issue No. 00-10 states that a seller of goods should classify as revenue in the income statement amounts billed to a customer for shipping and handling. We are required to adopt this EITF in the fourth quarter of fiscal 2001. We do not expect the adoption of Issue No. 00-10 to have a material impact on our financial position or results of operations.

  Foreign Currency and Equity Hedging Instruments

    Effective December 2, 2000, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The adoption of SFAS 133 did not have a material impact on our financial position or results of operations.

  Economic Hedging—Hedges of Forecasted Transactions

    We use option and forward foreign exchange contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts have a duration between three to twelve months. Such exposures result from portions of our revenues denominated in currencies other than the U.S. dollar ("USD"), primarily the Japanese yen and the euro. We enter into these foreign exchange contracts to hedge anticipated product licensing revenue in the normal course of business, and accordingly, they are not speculative in nature.

    We record changes in the fair value of the derivative instruments designated as cash flow hedges of anticipated non-USD revenue from licensing of our products in accumulated other comprehensive income (loss), until we recognize the revenue. Upon revenue recognition, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to other income on the consolidated statement of income at that time. During the quarter, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur. The critical terms of the hedging instruments are the same as the underlying forecasted transaction. The changes in fair value of the derivatives are intended to offset changes in the expected cash flows from the forecasted transaction. We record any ineffective portion of the hedging instruments in other income on the consolidated statement of income. The following table depicts the activity for the first quarter ending March 2, 2001.

  Gain(Loss) on Hedges of Forecasted Transactions:

	Balance Sheet	Income Statement
	Other Comprehensive Income	Revenue	Other Income (Loss)
Realized - Closed Transactions:
Realized net gain reclassified from other comprehensive income to revenue	$—	$703	$—
Realized net loss recognized in other income	—	—	(650)
Recognized but Unrealized - Open Transactions:
Unrealized gain remaining in other comprehensive income	3,201	—	—
Unrealized loss from ineffective portion of hedges			(1,920)

	$3,201	$703	$(2,570)

    As of March 2, 2001, $3.2 million in other comprehensive income represents the total anticipated gain to be reclassified to revenue over the next twelve months; $0.7 million represents the total recognized in revenue during the quarter relating to hedged anticipated transactions; and $2.6 million loss consisted of a $0.6 million realized loss relating to closed hedging transactions and a $1.9 million loss that was recognized, but as yet unrealized, relating to open hedges for anticipated transactions of which the majority relates to the cost of purchased options.

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

    Furthermore, we continue to hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are marked-to-market through other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged. At March 2, 2001, forward foreign exchange contracts outstanding had maturities of ninety days or less.

  Net Gain (Loss) Recognized in Other Income Relating to Balance Sheet Hedging:

For the Quarter Ended March 2, 2001
Loss on foreign currency assets and liabilities:
Realized net loss recognized in other income	$(1,805)
Unrealized net loss recognized in other income	(503)

(2,308)
Gain on hedges of foreign currency assets and liabilities:
Realized net gain recognized in other income	2,197
Unrealized net gain recognized in other income	133

2,330

Net gain recognized in other income	$22

  Equity Hedging

    We also have a policy that allows us to hedge our equity holdings in publicly traded companies. We have entered into forward contracts to sell portions of our equity holdings in future periods. We account for these forward contracts at fair market value, offsetting changes in the fair market value of the equities being hedged. As of March 2, 2001, the value of our forward contracts hedging equity securities was $4.8 million.

    The Company uses forward contracts to hedge the fair value of certain equity investments. These are accounted for as "Fair value hedges" in accordance with SFAS 133. At the time such contracts are entered into, the existing difference between the cost basis of the equities and the market value is recorded in other comprehensive income. As of March 2, 2001, an unrealized gain of $5.0 million remains in other comprehensive income and is expected to be reclassified to other income over the next twelve months. Any changes in market value thereafter of the shares being hedged, up to the date of delivery against the forward contracts, are recognized in investment gains (losses). The changes in value of the forward contracts are recognized in other income. This value is separated into two parts: the "intrinsic value" and the "forward premium". The intrinsic value (the market value of the shares at the time the contract was entered into less the current market value) is recognized in other income. The forward premium is deemed to be the "ineffective" portion and is recognized in other income. The intrinsic value of the forward contract should substantially offset the gain or loss on the underlying equities.

    As of March 2, 2001, the Company had one forward contract outstanding relating to equities. The fair value of the forward contract was $4.8 million, which was comprised of the intrinsic value of $4.7 million and the forward premium of $0.1 million. An unrealized loss of $4.7 million on the underlying equities was recorded in investment gains (losses), while a gain of $4.7 million on the forward contract, which hedged the underlying equity, was recorded in other income. The forward premium of $0.1 million was recorded as other income. During the quarter there were no net gains or losses recognized in other income relating to hedges of firm commitments which no longer qualified as fair value hedges.

  Reclassification

    Certain reclassifications have been made to the fiscal 2000 presentation of other assets on the consolidated balance sheet to conform to the fiscal 2001 presentation. These reclassifications did not impact total assets in fiscal 2000.

Note 2. Other Assets

    Other assets consisted of the following:

	March 2 2001	December 1 2000
Goodwill	$53,679	$53,679
Purchased technology and licensing agreements	15,505	16,703
Intangibles and other assets	14,307	7,719

	83,491	78,101
Less accumulated amortization	27,966	23,355

	$55,525	$54,746

Investments	66,588	72,490

	$122,113	$127,236

Note 3. Accrued Expenses

    Accrued expenses consisted of the following:

	March 2 2001	December 1 2000
Accrued compensation and benefits	$56,877	$96,162
Sales and marketing allowances	4,933	6,435
Minority interest	1,100	1,999
Other	80,901	77,265

	$143,811	$181,861

Note 4. Stockholders' Equity

  Stock Repurchase Program

    In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. No purchases have been made under this 5.0 million share repurchase program.

    Under the previously approved 5.0 million share repurchase program authorized by the Board in April 1999, we entered into contracts to repurchase shares during future quarters by selling put warrants and buying call options. Under this program, 4.9 million put warrants were written and 3.5 million call options were purchased during the quarter at prices ranging from $32.60 to $39.58.

    Under our existing plan to repurchase shares to offset issuances under our employee stock plans, we repurchased approximately 2.1 million shares in the first quarter of fiscal 2001 at a cost of $117.1 million.

    In fiscal 2000, we repurchased 7.2 million shares at a cost of $255.5 million under our existing plan to repurchase shares to offset issuances under employee stock plans.

  Put Warrants and Call Options

    To facilitate our stock repurchase program designed to minimize dilution from employee stock plans, we sold put warrants to independent third parties in the first quarter of fiscal 2001. Each put warrant entitles the holder to sell one share of Adobe's common stock to Adobe at a specified price. On March 2, 2001, approximately 4.3 million put warrants were outstanding that expire on various dates through October 2001, with an average exercise price of $51.01 per share.

    In addition, we purchased call options from independent third parties that entitle us to buy shares of our common stock on certain dates at specified prices. On March 2, 2001, approximately 2.8 million call options were outstanding that expire on various dates through October 2001, with an average exercise price of $54.81 per share.

    As of March 2, 2001, approximately 9.2 million put warrants were outstanding that expire on various dates through October 2001, with an average exercise price of $42.09 per share and approximately 6.3 million call options were outstanding that expire on various dates through October 2001, with an average exercise price of $45.02 per share.

    Our put and call option contracts provide that we, at our option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

Note 5. Comprehensive Income

    The following table sets forth the components of comprehensive income, net of income tax expense:

	Quarter Ended
	March 2 2001	March 3 2000
Net income	$69,756	$64,565
Other comprehensive income (loss):
Net unrealized gain (loss) on investments, net of taxes	(6,530)	79,167
Foreign currency translation adjustments	23	(887)
Net gain in derivative instruments, net of taxes	3,201	—

Other comprehensive income (loss)	(3,306)	78,280

Total comprehensive income, net of taxes	$66,450	$142,845

Note 6. Net Income Per Share

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

	Quarter Ended
	March 2 2001	March 3 2000
	(in thousands except per share data)
Net income	$69,756	$64,565

Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	240,078	237,256
Dilutive common equivalent shares:
Unvested restricted stock	945	808
Stock options	12,196	14,914
Put warrants	390	—

Shares used to compute diluted net income per share	253,609	252,978

Basic net income per share	$.29	$.27

Diluted net income per share	$.28	$.26

Note 7. Industry Segments

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

    The prior period disclosure has been restated for consistent presentation to the current period disclosure. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. We do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed.

    The following results are broken out by operating segments for the quarters ended March 2, 2001 and March 3, 2000:

	Web Publishing	Cross-media Publishing	ePaper Solutions	OEM PostScript and Other	Total
Quarter ended March 2, 2001
Revenue	$142,119	$98,068	$61,759	$27,023	$328,969
Direct costs	8,580	7,628	2,247	1,561	20,016

Gross profit	$133,539	$90,440	$59,512	$25,462	$308,953

	94%	92%	96%	94%	94%
Quarter ended March 3, 2000
Revenue	$113,935	$93,457	$43,422	$31,418	$282,232
Direct costs	8,193	6,853	3,339	2,337	20,722

Gross profit	$105,742	$86,604	$40,083	$29,081	$261,510

	93%	93%	92%	93%	93%

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the quarters ended March 2, 2001 and March 3, 2000 is as follows:

	Quarter Ended
	March 2, 2001	March 3, 2000
Total gross profit from operating segment above	$308,953	$261,510
Total operating expenses (a)	193,499	172,506

Total operating income	115,454	89,004
Other income (loss)	(11,341)	10,327

Income before taxes	$104,113	$99,331

(a)
Total operating expenses include research and development, sales and marketing, general and administrative, restructuring and other charges, and amortization of goodwill and purchased intangibles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion (presented in millions, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

    In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-Q to be filed in 2001. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Overview

    Founded in 1982, Adobe Systems Incorporated ("Adobe") is a provider of graphic design, publishing, and imaging software for Web and print production. We offer a market-leading line of application software products and type products, for creating, managing, and distributing information of all types. We license our technology to major hardware manufacturers, software developers, and service providers, and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, and original equipment manufacturer ("OEM") partners; direct to end users through Adobe call centers; and through our own Web site at www.adobe.com. We have operations in the Americas; Europe, Middle East, and Africa ("EMEA"); and Asia.

    The following table sets forth for the quarters ended March 2, 2001 and March 3, 2000, our condensed consolidated statements of income expressed as a percentage of total revenue:

	Quarter Ended
	March 2 2001	March 3 2000
Revenue	100.0%	100.0%
Direct costs	6.1	7.3

Gross margin	93.9	92.7

Operating expenses:
Research and development	16.9	20.4
Sales and marketing	31.6	31.1
General and administrative	9.2	9.5
Restructuring and other charges	—	(0.2)
Amortization of goodwill and purchased intangibles	1.1	0.4

Total operating expenses	58.8	61.2

Operating income	35.1	31.5

Nonoperating income, net:
Investment gain (loss)	(5.2)	1.7
Interest and other income	1.7	2.0

Total nonoperating income (loss)	(3.5)	3.7

Income before income taxes	31.6	35.2
Provision for income taxes	10.4	12.3

Net income	21.2%	22.9%

Revenue

	2001	2000	Change
	(Dollars in millions)
First quarter
Revenue	$329.0	$282.2	17%

    Our revenue is categorized into four operating segments: Web Publishing, Cross-media Publishing, ePaper Solutions, and OEM PostScript and Other. The Web Publishing, Cross-media Publishing, and ePaper Solutions segments include application products revenue that is derived predominantly from shipments of application software programs marketed through retail, VAR, and OEM distribution channels, as well as direct through our Web site and call centers. The OEM PostScript and Other segment includes licensing revenue, which is made up of royalties received from OEM customers who ship products containing Adobe PostScript technology.

    Total revenue increased $46.7 million, or 17%, compared to the first quarter of fiscal 2000 due to increased licensing of our products in the Web Publishing, ePaper Solutions, and Cross-media Publishing segments. Revenue from our Web Publishing segment grew approximately 25% from $113.9 million in the first quarter of fiscal 2000 to $142.1 million in the first quarter of fiscal 2001. Revenue from this segment increased primarily in EMEA due to the release of Adobe Photoshop 6.0 in the fourth quarter of fiscal 2000. This segment also benefited from new releases of products in the first quarter of fiscal 2001, such as Adobe Premiere 6.0, Adobe Web Collection 3.0 in Japan, and increased licensing of our Photoshop LE and LiveMotion products. The increase in revenue from this segment was partially offset by a decline in revenue from our After Effects and PageMill products, due to product lifecycle timing.

    The ePaper Solutions segment increased from $43.4 million in the first quarter of fiscal 2000 to $61.8 million in the first quarter of fiscal 2001, or 42%. The growth was fueled by the continued strength of Acrobat and its related technologies throughout enterprises such as corporations, government agencies, and educational institutions in the US, EMEA, and Asia.

    Additional revenue growth was achieved through our Cross-media Publishing segment, which increased 5% compared to the first quarter of fiscal 2000, from $93.5 million to $98.1 million. The increase in revenue from this segment was primarily due to increased licensing of our Adobe Design Collection product across all geographic segments as a result of a price decrease and increased marketing of this product. This segment also benefited from increased licensing of our Illustrator 9.0 product due to its recent release in the third quarter of fiscal 2000 and increased licensing of our FrameMaker product in the Americas and EMEA. This increase was largely offset by a decline in revenue from our InDesign, PageMaker, Adobe Publishing Collection, and Adobe Type products.

    The growth in revenue in the above operating segments was partially offset by a decline in revenue from the OEM PostScript and Other segment of $4.4 million, or 14%. We expect our OEM PostScript license business to continue to decline for the remainder of the year relative to fiscal 2000.

    We categorize our geographic information into three major market regions: the Americas; EMEA; and Asia. In the first quarter of fiscal 2001, revenue generated in the Americas, EMEA, and Asia represented 46%, 30%, and 24% of total revenue, respectively, compared to 54%, 29%, and 17%, respectively, in the first quarter of fiscal 2000.

    Total application platform mix (excluding platform independent and UNIX revenues) for the first quarter of fiscal 2001 was split 66% on Windows and 34% on Macintosh as compared to 59% and 41%, respectively, for the first quarter of fiscal 2000.

Direct costs

	2001	2000	Change
	(Dollars in millions)
First quarter
Direct costs	$20.0	$20.7	(3)%
Percentage of total revenue	6.1%	7.3%

    Direct costs decreased in absolute dollars and as a percentage of revenue in the first quarter of fiscal 2001 compared to the same period last year primarily due to lower localization costs. This decrease in localization was partially offset by an increase in higher material costs as a result of an increase in the number of units licensed and higher excess and obsolete inventory expenses.

    We are targeting gross margin for the remainder of fiscal 2001 to be approximately 93% of revenue.

Operating expenses

	2001	2000	Change
	(Dollars in millions)
First quarter
Research and development	$55.7	$57.5	(3)%
Percentage of total revenue	16.9%	20.4%

    Research and development expenses decreased $1.8 million, or 3%, in the first quarter of fiscal 2001 compared to the same period last year, primarily due to lower incentive compensation expenses. This decrease was partially offset by increased salaries expense related to headcount growth to support product development efforts.

    We will continue to make significant investments in the development of our application software products, including those targeted for the growing Internet market. We expect that research and development expenditures for the remainder of fiscal 2001 will increase in absolute dollars. We have targeted such expenditures to be between 19-20% of revenue for the remainder of fiscal 2001.

	2001	2000	Change
	(Dollars in millions)
First quarter
Sales and marketing	$103.9	$87.8	18%
Percentage of total revenue	31.6%	31.1%

    Sales and marketing expenses increased $16.1 million, or 18%, in the first quarter of fiscal 2001 compared to the same period last year, due to higher advertising and direct marketing expenses to promote our InDesign, Acrobat, and Web Publishing products. In addition, sales and marketing expenses increased due to increased salaries expense related to headcount growth and increased technical support costs.

    We have targeted sales and marketing expenses to be between 33-34% of revenue for the remainder of fiscal 2001.

	2001	2000	Change
	(Dollars in millions)
First quarter
General and administrative	$30.4	$26.8	14%
Percentage of total revenue	9.2%	9.5%

    General and administrative expenses increased $3.6 million, or 14%, in the first quarter of fiscal 2001 compared to the same period last year, primarily due to increased salaries expense as a result of headcount growth and increased legal fees.

    We expect that general and administrative spending will increase in absolute dollars for the remainder of fiscal 2001 to support ongoing administrative infrastructure needs. However, as a percentage of revenue such expenditures are targeted to be approximately 9% of revenue for the remainder of fiscal 2001.

	2001	2000	Change
	(Dollars in millions)
First quarter
Restructuring and other	—	$(0.7)	100%
Percentage of total revenue	—	(0.2)%

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

	2001	2000	Change
	(Dollars in millions)
First quarter
Amortization of goodwill and purchased intangibles	$3.6	$1.2	198%
Percentage of total revenue	1.1%	0.4%

    Amortization of goodwill and purchased intangibles increased in the first quarter of fiscal 2001 compared to the same period last year due to the additional amortization related to the acquisition of Glassbook, Inc. in September 2000.

Nonoperating income

	2001	2000	Change
	(Dollars in millions)
First quarter
Investment gain (loss)	$(17.0)	$4.7	(464)%
Percentage of total revenue	(5.2)%	1.7%

    During the first quarter of fiscal 2001, investment loss included other-than-temporary write-downs related to our investments in ESPS, Inc, Tumbleweed Communications Corp. ("Tumbleweed"), Engage Inc., Salon.com, and other privately-held companies, totaling approximately $28.1 million. We also recorded net investment losses related to Adobe Ventures investment activities totaling $0.5 million. These investment losses were partially offset by gains from the sale of a portion of our investments in Tumbleweed, DigitalThink, Inc. and Digimarc Corporation, totaling approximately $11.6 million.

    During the first quarter of fiscal 2000, we recorded net investment gains from mark-to-market adjustments totaling $4.7 million primarily related to investments in Virage, Inc., Impresse Corporation, Digimarc Corporation, and HAHT Software, Inc.

    We are uncertain of future investment gains and losses, as they are primarily dependent upon the operations of the underlying investee companies.

	2001	2000	Change
	(Dollars in millions)
First quarter
Interest and other income	$5.7	$5.7	1%
Percentage of total revenue	1.7%	2.0%

    Interest and other income consists principally of interest earned on cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses and realized gains or losses on the disposal of assets.

    Interest income remained fairly constant in the first quarter of fiscal 2001 compared to the same period last year. The slight increase was due to higher average cash balances throughout the quarter as a result of more investments made in taxable securities, resulting in higher interest income. In addition, realized gains from the sales of bonds and corporate assets also contributed to the increase in other income during the first quarter of fiscal 2001. The increase in interest and other income was offset by foreign exchange transaction losses.

    We expect interest and other income to be approximately $4.0 million per quarter for the remainder of fiscal 2001.

Provision for income taxes

	2001	2000	Change
	(Dollars in millions)
First quarter
Provision for income taxes	$34.4	$34.8	(1)%
Percentage of total revenue	10.4%	12.3%
Effective tax rate	33.0%	35.0%

    Our effective tax rate decreased in the first quarter of fiscal 2001 compared to fiscal 2000 due to the benefits associated with a restructuring of our international operations. We expect our effective tax rate for the remainder of fiscal 2001 to be approximately 33%.

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

  •
  Chapter 11 reorganization filing of our sole U.S. manufacturer

  •
  introduction of new products by major competitors

  •
  weakness in demand for application software and printers

  •
  lack of growth in worldwide personal computer and printer sales and downward sales price adjustments

  •
  renegotiation of royalty arrangements

  •
  consolidation in the OEM printer business

  •
  ongoing weakness in our printing business due to product transitions

  •
  industry transitions to new business and information delivery models

  •
  market risks associated with our equity investments (as discussed later under "Quantitative and Qualitative Disclosures about Market Risk")

    We have stated that we are targeting our revenue growth to be approximately 15% in the second quarter of fiscal 2001 over the second quarter of fiscal 2000. Additionally, we have stated the following operating model targets for the remainder of fiscal 2001: gross margin of 93%, operating profit margin of 31%, research and development expenses at 19-20% of revenue, sales and marketing expenses at 33-34% of revenue, and general and administrative expenses at 9% of revenue. We have stated that we expect our share count to be between 254 to 256 million shares in the second and third quarter of fiscal 2001 and between 257 to 259 million shares in the fourth quarter of fiscal 2001, and that we plan to hire 1,000 employees in fiscal 2001. However, our headcount increases will not reach this planned level due to adjustments in light of the recent slow-down in some geographic areas. Based on the projected use of cash to buy back shares under existing contracts, we are targeting other income to be approximately $4.0 million per quarter for the remainder of fiscal 2001. Finally, we have stated an effective tax rate target for the remainder of fiscal 2001 of 33% and trade receivables days sales outstanding ("DSO") target range of 40-45 days.

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

  •
  headcount increases

    These and many other factors described in this report affect our financial performance and may cause our future results, including results for the current quarter, to vary materially from these targets. In particular, the recent slow-down in some geographic areas, primarily in the U.S., has affected all of our product segments and may adversely affect our ability to achieve our revenue target. The slow-down has also affected our hiring plans; we may hire significantly fewer than our original target of 1,000 employees during fiscal 2001 in light of this factor. We attribute this slow-down, which is affecting all of our product segments, to weakening economic conditions. These adverse economic conditions in the U.S. and other geographic markets may continue in the short term, and they may continue to adversely affect our revenue and earnings. Furthermore, if the economic slow-down worsens or spreads to other geographic areas where we do business, it would likely cause our future results, including results for the current quarter, to vary materially from our targets.

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

    We currently rely on three manufacturers of our products, each located in a different region. One of these manufacturers, which is currently our sole U.S. manufacturer, recently filed a petition for a Chapter 11 reorganization. While it has assured us that it intends to continue operating and to meet its obligations to us, and we are exploring possible alternatives, there can be no assurance that it will continue operations at all or sufficient to meet our needs, nor that we can establish alternative arrangements in time to avoid serious harm to our business. Additionally, if any manufacturer does not meet our needs, if any manufacturer terminates its relationship with us, or if our supply from any manufacturer is interrupted or terminated for any other reason, we may not have enough time or be able to replace the supply of products manufactured by that manufacturer to avoid serious harm to our business.

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

    In some markets and for some products, we have adopted a strategy aiming to increase our market share and therefore may receive significantly less revenue from certain licensing arrangements than we otherwise would receive for licensing these products. Therefore, increased market penetration may in fact lead to lower revenue growth in these areas. While we believe that this potential market share increase will ultimately benefit us, this strategy could instead harm our business through reduced revenue growth.

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

    Revenue from our OEM PostScript and Other segment experienced a 14% decline in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000, primarily as a result of a decline in revenue from the licensing of Adobe PostScript technology. We expect this segment to continue to decline for the remainder of fiscal 2001 relative to fiscal 2000, which may harm our business depending on the magnitude of the decline. The ongoing weakness in the monochrome laser printer market as a result of the decline in average selling prices of monochrome laser printers and the increasing use of inkjet printers was a factor causing the revenue decline. In addition, the loss of royalty revenue from HP's desktop monochrome laser printer division, which has been incorporating a clone version of Adobe PostScript technology in some printers, has resulted in lower licensing revenue to us over the past three years. Even though we continue to work with HP printer operations to incorporate Adobe PostScript and other technologies into other HP products, we expect continued lower revenue in this segment from HP. If other significant partners also decide to incorporate a clone version instead of Adobe PostScript technology, it could seriously harm our business. Further, OEM partners on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us.

    We hold equity investments that have recently experienced significant declines in market value. We also have investments, and may continue to make future investments, in several privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development are typically in the early stages and may never materialize. Our investment activities can impact our net income. In the first quarter of 2001, we recorded a pre-tax loss from marketable securities and other investments in privately held companies of $17.0 million compared to a pre-tax gain of $4.7 million in the first quarter of 2000. These amounts reflect net realized gains and losses on sales of certain marketable securities, unrealized gains and losses due to changes in valuation of securities in the Adobe Venture funds which we account for using the equity method, and charges to reflect other-than-temporary declines in value of our available-for-sale and privately-held equity investments. In the first quarter of 2001, decreases in the market prices of these securities resulted in a significant reduction in our pre-tax income, and future price fluctuations in these securities and any significant long-term declines in value could reduce our net income in future periods. We are uncertain of future investment gains and losses, as they are primarily dependent upon the operations of the underlying investee companies.

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

    We derive a significant portion of our revenue and operating income from our customers located in Europe, Japan, Asia Pacific, and Latin America. We generally experience lower revenue from our European operations in the third quarter because many customers reduce their purchasing activities in the summer months. Additionally, we are uncertain whether the recent weakness experienced in the Asia Pacific and Latin America markets will continue in the foreseeable future due to possible currency devaluation and liquidity problems in these regions. While most of the revenue of our European subsidiaries has in the past been denominated in U.S. dollars, in the first quarter of fiscal 2001 we began to denominate revenue in euros in certain European countries. In addition, the majority of our revenue derived from Japan is denominated in yen, and the majority of all our subsidiaries' operating expenses are denominated in their local currencies. As a result, our operating results are subject to fluctuations in foreign currency exchange rates. To date, the financial impact of such fluctuations has not been significant. Our hedging policy attempts to mitigate some of these risks, based on our best judgment of the appropriate trade-offs among risk, opportunity, and expense. We have established a hedging program to hedge our exposure to foreign currency exchange rate fluctuations, primarily of the Japanese yen and the euro. We regularly review our hedging program and will make adjustments based on our best judgment. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

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

    New FASB guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. On February 14, 2001, the FASB issued a limited revision of its Exposure Draft, "Business Combinations and Intangible Assets" that establishes a new standard for accounting for goodwill acquired in a business combination. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently required by APB Opinion No. 17, Intangible Assets. Under the proposed statement, goodwill would be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The shift from an amortization approach to an impairment approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. If the standard is adopted as described above, our goodwill amortization charges would cease. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as goodwill arising out of potential future acquisitions.

    Due to the factors noted above, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings, or any delay in the release of any product or upgrade, compared to analysts' or investors' expectations could cause, and has caused in the past, an immediate and significant decline in the trading price of our common stock. Additionally, we may not learn of such shortfalls or delays until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock. Finally, we participate in a highly dynamic industry. In addition to factors specific to us, changes in analysts' earnings estimates for us or our industry and factors affecting the corporate environment, our industry, or the securities markets in general will often result in significant volatility of our common stock price.

  Recent Accounting Pronouncements

    In September 2000, the EITF reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." Issue No. 00-10 states that a seller of goods should classify as revenue in the income statement, amounts billed to a customer for shipping and handling. We are required to adopt this EITF in the fourth quarter of fiscal 2001. We do not expect the adoption of Issue No. 00-10 to have a material impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

	March 2 2001	December 1 2000	Change
	(Dollars in millions)
Cash, cash equivalents and short-term investments	$620.2	$679.9	(9)%
Working capital	$557.6	$563.3	(1)%
Stockholders' equity	$742.7	$752.5	(1)%

    Our cash, cash equivalents, and short-term investments consist principally of money market mutual funds, municipal bonds, and marketable equity securities. All of our cash equivalents and short-term investments are classified as available-for-sale under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity.

    Our cash, cash equivalents, and short-term investments decreased $59.6 million, or 9%, in the first quarter of fiscal 2001, primarily due to the purchase of treasury stock in the amount of $117.1 million, the purchase of long-term investments and other assets for $13.8 million, capital expenditures of $10.3 million, and the payment of dividends totaling $3.0 million. In addition, our short-term investments decreased as a result of mark-to-market adjustments totaling $10.7 million, the write-down of certain short-term marketable equity investments totaling $17.1 million, and the sale of marketable equity investments with a cost basis of $5.7 million.

    These decreases were partially offset by cash generated from operations of $68.5 million and proceeds from the issuance of treasury stock related to the exercise of stock options under our stock option plans and sale of stock under the Employee Stock Purchase Plan of $31.9 million. Other sources of cash include the proceeds from the sale of third parties' equity securities of $17.6 million.

    We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to purchase treasury stock and acquire software companies, products, or technologies that are complementary to our business.

    We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for the first quarter of fiscal 2001. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

    In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. No purchases have been made under this 5.0 million share repurchase program.

    Under the previously approved 5.0 million share repurchase program authorized by the Board in April 1999, we entered into contracts to repurchase shares during future quarters by selling put warrants and buying call options. Under this program, 4.9 million put warrants were written and 3.5 million call options were purchased during the quarter at prices ranging from $32.60 to $39.58.

    Under our existing plan to repurchase shares to offset issuances under our employee stock plans, we repurchased approximately 2.1 million shares in the first quarter of fiscal 2001 at a cost of $117.1 million.

    In fiscal 2000, we repurchased 7.2 million shares at a cost of $255.5 million under our existing plan to repurchase shares to offset issuances under employee stock plans.

    To facilitate our stock repurchase program designed to minimize dilution from employee stock plans, we sold put warrants to independent third parties in the first quarter of fiscal 2001. Each put warrant entitles the holder to sell one share of Adobe's common stock to Adobe at a specified price. On March 2, 2001, approximately 4.3 million put warrants were outstanding that expire on various dates through October 2001, with an average exercise price of $51.01 per share.

    In addition, we purchased call options from independent third parties that entitle us to buy shares of our common stock on certain dates at specified prices. On March 2, 2001, approximately 2.8 million call options were outstanding that expire on various dates through October 2001, with an average exercise price of $54.81 per share.

    As of March 2, 2001, approximately 9.2 million put warrants were outstanding that expire on various dates through October 2001, with an average exercise price of $42.09 per share and approximately 6.3 million call options were outstanding that expire on various dates through October 2001, with an average exercise price of $45.02 per share.

    Our put and call option contracts provide that we, at our option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

Commitments

    Our principal commitments as of March 2, 2001 consists of obligations under operating leases, line of credit agreements, venture investing activities, and various service agreements.

    We believe that if our lines of credit are canceled or amounts are not available under the lines, there would not be a material adverse effect on our financial results, liquidity, or capital resources.

    Under the terms of the lines of credit and the lease agreement, we may pay cash dividends unless an event of default has occurred or we do not meet certain financial ratios.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Currency Hedging Instruments

    The Company transacts business in various foreign currencies, primarily in certain European countries and Japan. Accordingly, we are subject to exposure from movements in foreign currency exchange rates. This exposure is primarily related to yen and euro revenue from the licensing of our products in Japan and Europe, respectively. Our Japanese operating expenses are in yen and the majority of Europe's operating expenses are in euro. Both serve to mitigate a portion of the exposure related to the above-mentioned revenue in both markets.

    The Company hedges firmly committed transactions using primarily forward contracts. The Company also hedges a percentage of forecasted international revenue with purchased options. Our hedging policy is designed to reduce the impact of foreign currency exchange rate movements.

    Instruments hedging recognized foreign currency assets and liabilities are marked to market at the end of each reporting period. Gains and losses associated with the mark-to-market of these instruments are recognized in income in the current period. Corresponding gains and losses on the foreign currency denominated assets and liabilities being hedged are recognized in other income in that same period. In this manner, the gains and losses on foreign currency denominated transactions will be offset by the gains and losses on the foreign currency hedges. We do not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows as a result of these instruments.

    We do not use derivative financial instruments for speculative trading purposes, nor do we hedge foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

    We currently do not use financial instruments to hedge local currency operating expenses in Europe and Japan. Instead, the Company believes that a natural hedge exists, in that local currency revenue which substantially offsets the local currency operating expenses. We regularly review our hedging program and may, as part of this review, make changes to the program.

  Equity Investments

    We are exposed to equity price risk on our portfolio of equity securities. As of March 2, 2001, our total equity holdings in publicly traded companies were valued at $58.9 million compared to $90.2 million at December 1, 2000, a decrease of 35%. We believe that it is reasonably possible that the prices of these securities could experience further adverse changes in the near term. We have a policy in place to review our equity holdings on a regular basis to evaluate the economic viability of these publicly traded companies, which includes, but is not limited to, reviewing each of the companies' cash positions, earnings/revenue outlook, stock price activity over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary impairment exists in one of our equity investments in these publicly traded companies, it is our policy to write down these equity investments to the market value on the last day of our reporting period.

  Equity Forward Contracts

    We also have a policy to hedge a certain portion of our equity holdings in publicly traded companies. We have entered into forward contracts to sell portions of our equity holdings in future periods. We account for these forward contracts at fair market value, offsetting changes in the fair market value of the equities being hedged. As of March 2, 2001, the value of our forward contracts hedging equity securities was $4.8 million compared to $10.7 million at December 1, 2000.

    An increase (decrease) in the market value of the underlying equities will result in a corresponding decrease (increase) in the value of the forward contract.

  Fixed Income Investments

    At March 2, 2001, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $415.6 million compared to $369.7 million at December 1, 2000, an increase of 12%. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

    We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We do, however, limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum duration of all portfolios is limited to 2.3 years. The guidelines also establish credit quality standards, limits on exposure to any one security issue, limits on exposure to any one issuer, and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines, we do not expect the exposure to market and credit risk to be material.

  Privately Held Investments

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

    Please refer to our market risk disclosures in our 2000 Annual Report filed on Form 10-K for a more detailed discussion of quantitative and qualitative disclosures about market risk.

PART II—OTHER INFORMATION

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

    On September 27, 2000, Macromedia filed counterclaims in the U.S. District Court of Delaware for infringement of U.S. Patent No. 5,467,443, which relates to changing blended elements and automatic re-blending of elements, and U.S. Patent Nos. 5,151,998 and 5,204,969, which relate to visually displaying and editing sound waveforms. Macromedia denied it infringes Adobe's patents in its answer to Adobe's amended complaint. The counterclaim seeks (i) a declaration that Adobe's patents are unenforceable, invalid, and not infringed by Macromedia; (ii) a permanent injunction; and (iii) unspecified treble damages. This case is currently in the discovery phase. The court has set a trial date for April 29, 2002.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (2)
  Index to Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	The Registrant's (as successor in-interest to Adobe Systems (Delaware) Incorporated by virtue of a reincorporation effective 5/30/97) Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/9/97.	10-Q	05/30/97	3.1
3.2.10	Amended and Restated Bylaws as currently in effect.	8-K	9/3/98	3.2
3.3	Certificate of Designation of the Series A Preferred Stock	10-K	11/28/97	2.1
3.4	Agreement and Plan of Merger effective 5/30/97 (by virtue of a reincorporation), by and between Adobe Systems Incorporated, a California corporation and Adobe Systems (Delaware) Incorporated, a Delaware corporation.	10-Q	05/30/97	2.1
3.5	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 26, 2000	S-8	6/16/00	4.6
4.1	Third Amended and Restated Rights Agreement between the Company and Harris Trust Company of California	8-K	12/15/98	1
4.2	Fourth Amended and Restated Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
10.1.6	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.21.3	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.24	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.25.0	Form of Indemnity Agreement*	10-K	11/30/90	10.17.2
10.25.1	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.32	Sublease of the Land and Lease of the Improvements By and Between Sumitomo Bank Leasing and Finance Inc. and Adobe Systems Incorporated (Phase 1)	10-K	11/25/94	10.32
10.36	1996 Outside Directors Stock Option Plan*	10-Q	05/31/96	10.36
10.38	Sublease of the Land and Lease of the Improvements By and Between Sumitomo Bank Leasing and Finance Inc. and Adobe Systems Incorporated (Phase 2)	10-Q	08/30/96	10.38

10.39	1997 Employee Stock Purchase Plan, as amended*	S-8	05/30/97	10.39
10.40	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.42	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.44	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.48	Letter of Release and Waiver*	10-K	11/27/98	10.48
10.49	Confidential Executive Resignation Agreement And General Release of Claims*	10-Q	3/5/99	10.49
10.50	Confidential Executive Separation Agreement And General Release of Claims*	10-Q	6/4/99	10.50
10.51	Amended 1997 Employee Stock Purchase Plan*	S-8	6/21/99	10.51
10.52	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52
10.53	Amended, Restated and Consolidated Master Lease of Land and Improvements By and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.54	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54
10.55	1999 Nonstatutory Stock Option Plan*	S-8	9/15/99	4.6
10.56	Note Secured by Deed of Trust and Promissory Note*	10-K	12/3/99	10.56
10.57	Confidential Executive Resignation Agreement And General Release of Claims*	10-K	12/3/99	10.57
10.58	Technical Support Agreement†	10-K	12/1/00	10.58
10.59	Turnkey Agreement, Europe†	10-Q	3/3/00	10.59
10.60	European Logistical Services Agreement†	10-K	12/1/00	10.60
10.61	North America Logistical Agreement†	10-Q	3/3/00	10.61
10.62	Turnkey Agreement, Adobe Program Packages†	10-Q	3/3/00	10.62
10.63	1996 Outside Directors' Stock Option Plan, as amended*	S-8	6/16/00	4.7

10.64	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.65	Amendment to the European Logistical Services Agreement †	10-Q	9/1/00	10.65
10.66	Credit Agreement among Adobe Systems, Incorporated, Lenders Named therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.66
10.67	Amendment No. 1 to 1999 Credit Agreement among Adobe Systems, Incorporated, Lenders Named Therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.67
10.68	Amendment No. 2 to Amended, Restated, and Consolidated Master Lease of Land and Improvements between Adobe Systems, Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	9/1/00	10.68
10.69	1999 Nonstatutory Stock Option Plan, as amended*	S-8	12/22/00	4.6
10.70	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.71	1999 Nonstatutory Stock Option Plan, as amended*	S-8	3/15/01	4.7
10.72	Extension of European Logistical Services Agreement				X
10.73	Extension of North American Logistical Services Agreement				X
10.74	Amendment No. 1 to Technical Support Agreement ‡				X

*
Compensatory plan or arrangement

†
Order obtained granting Confidential Treatment, as requested.

‡
Confidential Treatment Request filed April 13, 2001

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED
By	/s/ MURRAY J. DEMO Murray J. Demo, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 13, 2001

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

    Adobe
    Acrobat
    Adobe Premiere
    After Effects
    ePaper
    FrameMaker
    Illustrator
    InDesign
    LiveMotion
    PageMaker
    PageMill
    Photoshop
    PostScript

    All other brand or product names are trademarks or registered trademarks of their respective owners.

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K