Form 10-Q
period 2001-06-01
ADOBE SYSTEMS INC
filed 2001-07-16
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2001
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to               to

Commission file Number: 0-15175

ADOBE SYSTEMS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0019522 (I.R.S. Employer Identification No.)

345 Park Avenue, San Jose, California 95110-2704
(Address of principal executive offices and zip code)

(408) 536-6000
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding June 29, 2001

Common stock, $0.0001 par value	238,863,551

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 1, 2001	June 2, 2000	June 1, 2001	June 2, 2000
Revenue	$344,093	$300,085	$673,062	$582,317
Direct costs	22,359	20,604	42,375	41,326

Gross profit	321,734	279,481	630,687	540,991

Operating expenses:
Research and development	59,597	60,912	115,284	118,370
Sales and marketing	109,582	93,622	213,442	181,382
General and administrative	31,075	27,920	61,445	54,677
Restructuring and other charges	—	6,301	—	5,629
Amortization of goodwill and purchased intangibles	3,581	1,215	7,163	2,418

Total operating expenses	203,835	189,970	397,334	362,476

Operating income	117,899	89,511	233,353	178,515
Nonoperating income, net:
Investment gain (loss)	(31,031)	7,691	(48,069)	12,367
Interest and other income	4,632	3,993	10,329	9,644

Total nonoperating income (loss), net	(26,399)	11,684	(37,740)	22,011
Income before income taxes	91,500	101,195	195,613	200,526
Provision for income taxes	30,195	35,418	64,552	70,184

Net income	$61,305	$65,777	$131,061	$130,342

Basic net income per share	$.26	$.28	$.55	$.55

Shares used in computing basic net income per share	238,163	237,516	239,212	237,146

Diluted net income per share	$.25	$.26	$.52	$.51

Shares used in computing diluted net income per share	250,127	255,348	252,115	254,712

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) June 1, 2001	(Audited) December 1, 2000
ASSETS
Current assets:
Cash and cash equivalents	$209,734	$236,866
Short-term investments	378,436	442,987
Trade receivables, net of allowances for doubtful accounts of $9,565 and $8,788, respectively	148,152	140,514
Other receivables	18,384	19,599
Deferred income taxes, current	22,261	23,460
Other current assets	27,005	14,486

Total current assets	803,972	877,912
Property and equipment	74,303	64,268
Other assets	113,295	127,236
Deferred income taxes	5,458	—

	$997,028	$1,069,416

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$31,326	$40,280
Accrued expenses	150,809	181,861
Income taxes payable	114,331	74,768
Deferred revenue	17,588	17,696

Total current liabilities	314,054	314,605

Deferred income taxes	—	2,267

Stockholders' equity:
Common stock, $0.0001 par value; and additional paid-in-capital	571,419	530,801
Retained earnings	1,297,564	1,172,504
Accumulated other comprehensive income	6,541	(698)
Treasury stock, at cost (57,384 and 54,818 shares in 2001 and 2000, respectively), net of reissuances	(1,192,550)	(950,063)

Total stockholders' equity	682,974	752,544

	$997,028	$1,069,416

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 1, 2001	June 2, 2000
Cash flows from operating activities:
Net income	$131,061	$130,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,668	21,068
Stock compensation expense	2,856	6,458
Deferred income taxes	(8,447)	(20,074)
Provision for losses on receivables	1,381	5,085
Tax benefit from employee stock plans	19,025	53,812
Loss of Adobe Incentive Partners	1,510	374
Gains on sale of equity securities	(11,898)	(8,878)
Gain on sale of building	—	(1,052)
Loss on write-down of investments	57,571	—
Noncash restructuring charges	—	1,011
Net loss on derivative instruments	4,509	—
Changes in operating assets and liabilities:
Receivables	(7,805)	(69,741)
Other current assets	(12,093)	(3,852)
Trade and other payables	(8,954)	1,200
Accrued expenses	(29,475)	27,829
Accrued restructuring charges	—	(8,003)
Income taxes payable	39,563	28,393
Deferred revenue	(108)	2,555

Net cash provided by operating activities	207,364	166,527

Cash flows from investing activities:
Purchases of short-term investments	(211,931)	(86,149)
Maturities and sales of short-term investments	235,732	73,273
Acquisitions of property and equipment	(24,921)	(10,653)
Purchase of long-term investments	(12,579)	(28,475)
Additions to other assets	(7,540)	(1,655)
Proceeds from sale of equity securities	17,642	11,447
Proceeds from sale of building	—	5,420

Net cash used for investing activities	(3,597)	(36,792)

(Continued)

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)
Unaudited)

	Six Months Ended
	June 1, 2001	June 2, 2000
Cash flows from financing activities:
Purchase of treasury stock	$(270,258)	$(144,358)
Proceeds from reissuance of treasury stock	46,508	55,581
Payment of dividends	(6,036)	(5,967)

Net cash used for financing activities	(229,786)	(94,744)

Effect of foreign currency exchange rates on cash and cash equivalents	(1,113)	(1,478)

Net increase (decrease) in cash and cash equivalents	(27,132)	33,513
Cash and cash equivalents at beginning of period	236,866	171,145

Cash and cash equivalents at end of period	$209,734	$204,658

Supplemental disclosures:
Cash paid during the period for income taxes	$3,066	$9,929

Noncash investing and financing activities:
Unrealized gains (losses) on available-for-sale securities, net of taxes	$9,717	$(3,259)

Cash dividends declared but not paid	$2,980	$2,988

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. Significant Accounting Policies

  Basis of Presentation

    Adobe Systems Incorporated ("Adobe" or the "Company") has prepared the accompanying interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 1, 2000. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets and condensed consolidated statements of income and cash flows for the interim periods presented. You should read the interim condensed consolidated financial statements in conjunction with the financial statements in our Annual Report on Form 10-K for the year ended December 1, 2000.

    The results of operations for the interim period ended June 1, 2001, are not necessarily indicative of the results to be expected for the full year.

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

    We record OEM licensing revenue, primarily royalties, when OEM partners ship products incorporating Adobe software, provided collection of such revenue is deemed probable. We have no remaining obligations in relation to such licensing revenue.

    Deferred revenue includes customer advances under OEM licensing agreements, maintenance revenue for application products, and revenue related to free upgrades. We recognize deferred maintenance revenue ratably over the term of the contract, generally twelve months. In cases where we will provide a free upgrade to an existing product, we defer revenue until the future obligation is fulfilled.

  Recent Accounting Pronouncements

    In September 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." Issue No. 00-10 states that a seller of goods should classify as revenue in the income statement amounts billed to a customer for shipping and handling. We adopted Issue No. 00-10 in the second quarter of fiscal 2001. The adoption of Issue No. 00-10 did not have a material impact on our financial position or results of operations.

    In April 2001, the EITF reached a consensus on Issue No. 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services," which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. We are required to adopt this EITF in the first quarter of fiscal 2002. We are currently evaluating the impact of this consensus on our financial position or results of operations.

  Foreign Currency and Other Hedging Instruments

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

  Economic Hedging—Hedges of Forecasted Transactions

    We use option and forward foreign exchange contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts have a duration between three to twelve months. Such exposures result from portions of our forecasted revenues denominated in currencies other than the U.S. dollar ("USD"), primarily the Japanese yen and the euro. We enter into these foreign exchange contracts to hedge forecasted product licensing revenue in the normal course of business, and accordingly, they are not speculative in nature.

    We record changes in the fair value of the derivative instruments designated as cash flow hedges of forecasted non-USD revenue from the licensing of our products in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to other income on the consolidated statement of income at that time. During the quarter, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur. The critical terms of the hedging instruments are the same as the underlying forecasted transactions. The changes in fair value of the derivatives are intended to offset changes in the expected cash flows from the forecasted transactions. We record any ineffective portion of the hedging instruments in other income on the consolidated statement of income. The cost of purchased derivative instruments are deemed to be ineffective and are recorded in other income on the consolidated statement of income when the contracts are entered into.

    The following table depicts the activity for the second quarter ending June 1, 2001.

Gain (Loss) on Hedges of Forecasted Transactions:

	Balance Sheet	Income Statement
	June 1, 2001	Three Months Ended June 1, 2001		Six Months Ended June 1, 2001
	Other Comprehensive Income	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Realized—Closed Transactions:
Realized net gain reclassified from other comprehensive income to revenue	$—	$2,580	$—	$3,283	$—
Realized net loss from ineffective portion of hedges and cost of purchased options	—	—	(3,088)	—	(3,739)
Recognized but Unrealized—Open Transactions:
Unrealized gain remaining in other comprehensive income	5,165	—	—	—	—
Unrealized gain from ineffective portion of hedges	—	—	2,192	—	272

	$5,165	$2,580	$(896)	$3,283	$(3,467)

    As of June 1, 2001, $5.2 million in other comprehensive income represents the total anticipated gain to be reclassified to revenue over the next twelve months as the forecasted transactions occur; $2.6 million represents the total recognized in revenue during the quarter relating to hedged transactions which occurred; total loss recognized in other income was $0.9 million which consisted of a $3.1 million realized loss of which the majority relates to the cost of purchased options, and a $2.2 million gain that was recognized for the ineffective portion relating to hedges for forecasted transactions.

    During the first six months of fiscal 2001, $3.3 million was recognized in revenue relating to hedged transactions which occurred; total loss recognized in other income was $3.5 million, which consisted of a $3.7 million realized net loss of which the majority relates to the cost of purchased options, and a $0.2 million gain that was recognized for the ineffective portion relating to hedges for forecasted transactions.

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

    Furthermore, we continue to hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are marked-to-market through other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged. At June 1, 2001, forward foreign exchange contracts outstanding had maturities of 60 days or less.

Net Gain (Loss) Recognized in Other Income Relating to Balance Sheet Hedging:

	Three Months Ended June 1, 2001	Six Months Ended June 1, 2001
Loss on foreign currency assets and liabilities:
Realized net loss recognized in other income	$(1,240)	$(3,045)
Unrealized net loss recognized in other income	(1,015)	(1,518)

	(2,255)	(4,563)
Gain on hedges of foreign currency assets and liabilities:
Realized net gain recognized in other income	2,416	4,613
Unrealized net loss recognized in other income	(580)	(447)

	1,836	4,166

Net loss recognized in other income	$(419)	$(397)

  Equity Hedging

    We also have a policy that allows us to hedge our equity holdings in publicly traded companies. We use forward contracts to hedge the fair value of these equity investments. These are accounted for as "Fair Value Hedges" in accordance with SFAS 133. The difference between the cost and market value of the equity investments prior to entering into fair value hedges remains in other comprehensive income. As of June 1, 2001, an unrealized gain of $5.0 million remains in other comprehensive income and is expected to be reclassified to other income when the equity is sold within the next twelve months. Subsequent to the hedge, any changes in market value of the shares being hedged, up to the date of delivery against the forward contracts, and any changes in the value of the forward contracts are recognized in nonoperating income (loss).

    As of June 1, 2001, we had one forward contract outstanding relating to equities. The fair value of the forward contract was $4.9 million. An unrealized loss of $4.7 million on the underlying equities was recorded in investment gains (losses), while a gain of $4.7 million on the forward contract, which hedged the underlying equity, was recorded in other income. The ineffective portion, a gain of $0.2 million relating to the forward premium, was also recorded in other income.

  Reclassification

    We made certain reclassifications to our fiscal 2000 presentation of other assets by reclassifying certain intangible assets from purchased technology and licensing agreements to intangibles and other assets, to conform to the fiscal 2001 presentation. These reclassifications did not impact total assets in fiscal 2000.

Note 2. Other Assets

    Other assets consisted of the following:

	June 1, 2001	December 1, 2000
Goodwill	$53,679	$53,679
Purchased technology and licensing agreements	15,769	16,703
Intangibles and other assets	13,535	7,719

	82,983	78,101
Less accumulated amortization	34,478	23,355

	$48,505	$54,746

Investments	64,790	72,490

	$113,295	$127,236

Note 3. Accrued Expenses

    Accrued expenses consisted of the following:

	June 1, 2001	December 1, 2000
Accrued compensation and benefits	$65,238	$96,162
Sales and marketing allowances	5,307	6,435
Minority interest	458	1,999
Other	79,806	77,265

	$150,809	$181,861

Note 4. Stockholders' Equity

  Stock Repurchase Program I—On-going Dilution Coverage

    To facilitate our stock repurchase program, which is designed to minimize dilution from employee stock plans, we sold put warrants to independent third parties in the second quarter of fiscal 2001. Each put warrant entitles the holder to sell one share of Adobe's common stock to Adobe at a specified price for cash or stock at Adobe's option. As of June 1, 2001, approximately 2.2 million put warrants were outstanding that expire on various dates through October 2001, with an average exercise price of $47.17 per share.

    In addition, we purchased call options from independent third parties that entitle us to buy shares of our common stock on certain dates at specified prices. As of June 1, 2001, approximately 1.5 million call options were outstanding that expire on various dates through October 2001, with an average exercise price of $50.68 per share.

    During the first six months of fiscal 2001, we repurchased approximately 3.7 million shares at a cost of $213.5 million. In fiscal 2000, we repurchased 7.2 million shares at a cost of $255.5 million.

  Stock Repurchase Program II—Additional Authorization above Dilution Coverage

    In April 1999, the Board authorized a 5.0 million share repurchase program, which allows us to enter into contracts to repurchase shares during future quarters by selling put warrants and buying call options. During the first quarter of fiscal 2001, approximately 4.9 million put warrants were written and 3.5 million call options were purchased at prices ranging from $32.60 to $39.58. As of June 1, 2001, approximately 3.3 million put warrants remain outstanding that expire on various dates through October 2001, with an average exercise price of $34.65 per share, and approximately 2.4 million call options remain outstanding that expire on various dates through October 2001, with an average exercise price of $37.39 per share. During the first six months of fiscal 2001, we repurchased approximately 1.6 million shares at a cost of $56.8 million. We did not repurchase any shares under this program in fiscal 2000.

    In addition to the April 1999 5.0 million share repurchase program, our Board of Directors authorized in March 2001, subject to certain business and market conditions, the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. We have not made any purchases under this 5.0 million share repurchase program.

  Combined Programs

    As of June 1, 2001, approximately 5.5 million put warrants were outstanding that expire on various dates through October 2001, with an average exercise price of $39.66 per share and approximately 3.9 million call options were outstanding that expire on various dates through October 2001, with an average exercise price of $42.51 per share.

    Our put and call option contracts provide that we, at our option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

Note 5. Comprehensive Income

    The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended		Six Months Ended
	June 1, 2001	June 2, 2000	June 1, 2001	June 2, 2000
Net income	$61,305	$65,777	$131,061	$130,342

Other comprehensive income (loss):
Net unrealized gain (loss) on investments, net of taxes	9,717	(82,425)	3,187	(3,259)
Foreign currency translation adjustments	(1,136)	(591)	(1,113)	(1,478)
Net gain from derivative instruments, net of taxes	1,964	—	5,165	—

Other comprehensive income (loss)	10,545	(83,016)	7,239	(4,737)

Total comprehensive income (loss), net of taxes	$71,850	$(17,239)	$138,300	$125,605

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

	Three Months Ended		Six Months Ended
	June 1, 2001	June 2, 2000	June 1, 2001	June 2 2000
	(in thousands, except per share data)
Net income	$61,305	$65,777	$131,061	$130,342

Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	238,163	237,516	239,212	237,146

Dilutive common equivalent shares:
Unvested restricted stock	764	1,308	764	1,308
Stock options	10,640	16,524	11,904	16,246
Put warrants	560	—	235	12

Shares used to compute diluted net income per share	250,127	255,348	252,115	254,712

Basic net income per share	$.26	$.28	$.55	$.55

Diluted net income per share	$.25	$.26	$.52	$.51

Note 7. Industry Segments

    We have four reportable segments that offer different product lines. These segments are Web Publishing, Cross-media Publishing, ePaper Solutions, and OEM PostScript and Other. The Web Publishing segment provides software to create Web sites with graphics, images, videos, and animations. The Cross-media Publishing segment provides software for professional page layout, illustration, business publishing, and printing. The ePaper Solutions segment provides software that allows users to speed the distribution of information with documents that can be viewed, approved and printed across a broad range of hardware and software platforms. The OEM PostScript and Other segment includes printing technology to create and print simple or visually rich documents with precision.

    During and prior to fiscal 2000, we evaluated our business based on the contribution margins of each of our four segments. Recently, our executive management team changed the way it evaluates the performance of our business and now focuses on evaluating the gross margins of each of our segments. We have revised our prior period disclosures to reflect that change. In addition, we reclassified certain direct costs between our operating segments in fiscal year 2000 to conform to the fiscal year 2001 presentation.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. We do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed.

    During the second quarter of fiscal 2001, we reclassified our ebooks revenue and related expenses from our ePaper Solutions segment to our Cross-media segment in order to better align our ebooks business goals with our Cross-media segment strategy. These reclassifications did not impact total gross profit.

    The following results are broken out by operating segments for the quarters ended June 1, 2001 and June 2, 2000:

	Web Publishing	Cross-media Publishing	ePaper Solutions	OEM PostScript and Other	Total
Three months ended June 1, 2001
Revenue	$137,307	$88,148	$89,977	$28,661	$344,093
Direct costs	9,721	6,489	4,932	1,217	22,359

Gross profit	$127,586	$81,659	$85,045	$27,444	$321,734

	93%	93%	95%	96%	94%
Three months ended June 2, 2000
Revenue	$130,159	$81,486	$53,767	$34,673	$300,085
Direct costs	8,470	6,973	3,412	1,749	20,604

Gross profit	$121,689	$74,513	$50,355	$32,924	$279,481

	93%	91%	94%	95%	93%
Six months ended June 1, 2001
Revenue	$279,426	$186,248	$151,705	$55,683	$673,062
Direct costs	18,301	14,259	7,038	2,777	42,375

Gross profit	$261,125	$171,989	$144,667	$52,906	$630,687

	93%	92%	95%	95%	94%
Six months ended June 2, 2000
Revenue	$244,093	$175,053	$97,188	$65,983	$582,317
Direct costs	16,945	14,320	6,910	3,151	41,326

Gross profit	$227,148	$160,733	$90,278	$62,832	$540,991

	93%	92%	93%	95%	93%

    A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and six months ended June 1, 2001 and June 2, 2000 is as follows:

	Three Months Ended		Six Months Ended
	June 1, 2001	June 2, 2000	June 1, 2001	June 2, 2000
Total gross profit from operating segment above	$321,734	$279,481	$630,687	$540,991
Total operating expenses (a)	203,835	189,970	397,334	362,476

Total operating income	117,899	89,511	233,353	178,515
Other income (loss)	(26,399)	11,684	(37,740)	22,011

Income before taxes	$91,500	$101,195	$195,613	$200,526

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

    In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-Q to be filed in 2001. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks,""targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Overview

    Founded in 1982, Adobe Systems Incorporated ("Adobe") is a provider of graphic design, publishing, and imaging software for Web and print production. We offer a market-leading line of application software products and type products, for creating, managing, and delivering visually rich, reliable content. We license our technology to major hardware manufacturers, software developers, and service providers, and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, and original equipment manufacturer ("OEM") partners; direct to end users through Adobe call centers; and through our own Web site at www.adobe.com. We have operations in the Americas; Europe, Middle East, and Africa ("EMEA"); and Asia.

    The following table sets forth for the three and six month periods ended June 1, 2001 and June 2, 2000, the Company's condensed consolidated statements of income expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 1, 2001	June 2, 2000	June 1, 2001	June 2, 2000
Revenue	100.0%	100.0%	100.0%	100.0%
Direct costs	6.5	6.9	6.3	7.1

Gross margin	93.5	93.1	93.7	92.9

Operating expenses:
Research and development	17.3	20.3	17.1	20.3
Sales and marketing	31.9	31.2	31.7	31.1
General and administrative	9.0	9.3	9.1	9.4
Restructuring and other charges	—	2.1	—	1.0
Amortization of goodwill and purchased intangibles	1.0	0.4	1.1	0.4

Total operating expenses	59.2	63.3	59.0	62.2

Operating income	34.3	29.8	34.7	30.7

Nonoperating income, net:
Investment gain	(9.0)	2.6	(7.1)	2.1
Interest and other income	1.3	1.3	1.5	1.6

Total nonoperating income, net	(7.7)	3.9	(5.6)	3.7

Income before income taxes	26.6	33.7	29.1	34.4
Provision for income taxes	8.8	11.8	9.6	12.0

Net income	17.8%	21.9%	19.5%	22.4%

	June 1, 2001	June 2, 2000	Change
	(dollars in millions)
Revenue
Three months ended:
Total revenue	$344.1	$300.1	15%
Six months ended:
Total revenue	$673.1	$582.3	16%

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

    During the second quarter of fiscal 2001, overall revenue increased $44 million, or 15%, compared to the second quarter of fiscal 2000 due to increased licensing of our products in the ePaper Solutions, Web Publishing, and Cross-media Publishing segments. The ePaper Solutions segment provided the majority of the revenue growth, increasing 67% from $53.8 million in the second quarter of fiscal 2000 to $90.0 million in the second quarter of fiscal 2001. The growth was fueled by the release of Acrobat 5.0 in the second quarter of fiscal 2001.

    Revenue from our Web Publishing segment grew approximately 5% from $130.2 million in the second quarter of fiscal 2000 to $137.3 million in the second quarter of fiscal 2001. Revenue from this segment increased primarily in the US and Japan due to the release of Photoshop Elements in the second quarter of fiscal 2001. This segment also benefited from increased licensing of Adobe Premiere 6.0 due to its new release in the first quarter of fiscal 2001 and increased licensing of our GoLive product due to increased marketing and promotional activities. The increase in revenue from these products in the second quarter of fiscal 2001 compared to the same period last year was partially offset by a decline in revenue from our Web Collection product, which experienced higher revenue as a result of promotional activities in the second quarter of fiscal 2000. In addition, Adobe PhotoDeluxe HE, LiveMotion, and PageMill also declined in revenue, primarily due to product lifecycle timing.

    Additional revenue growth was achieved through our Cross-media Publishing segment, which increased 8% from $81.5 million in the second quarter of fiscal 2000 to $88.1 million in the second quarter of fiscal 2001. The increase in revenue from this segment was due to increased licensing of our Adobe Design Collection and Illustrator products. The increase in revenue was partially offset by a decline in revenue from our PageMaker and FrameMaker products due to product lifecycle timing.

    The increase in revenue in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000 in the above operating segments was partially offset by a decline in revenue from our OEM PostScript and Other segment. Revenue from our OEM PostScript and Other segment decreased $6.0 million, or 17%, in the second quarter of fiscal 2001 compared to the same period last year.

    During the first six months of fiscal 2001, overall revenue increased $90.7 million, or 16%, compared to the first six months of fiscal 2000, primarily due to an increase in revenue from our ePaper Solutions segment of $54.5 million, or 56%. In addition, overall revenue increased due to our Web Publishing segment, which increased $35.3 million, or 14%, and our Cross-media segment, which increased $11.2 million, or 6%.

    The increase in revenue from our ePaper Solutions segment during the first six months of fiscal 2001 compared to the same period last year was primarily due to the release of Acrobat 5.0 in the second quarter of fiscal 2001, as well as continuing adoption of Acrobat and its related technologies throughout enterprises such as corporations, government agencies, and educational institutions in the US, EMEA, and Asia.

    The increase in revenue from our Web Publishing segment in the first six months of fiscal 2001 compared to the same period last year was primarily due to the release of Photoshop 6.0 in the fourth quarter of fiscal 2000, as well as new releases of products, such as Adobe Premiere 6.0 and Photoshop Elements. In addition, we experienced higher revenue from this segment due to increased licensing of our GoLive product. The increase in revenue from these products in the first six months of fiscal 2001 compared to the same period last year was partially offset by a decline in revenue from our After Effects, PageMill and Adobe PhotoDeluxe products, primarily due to product lifecycle timing.

    The growth in revenue from our Cross-media segment during the first six months of fiscal 2001 compared to the same period last year was primarily due to increased licensing of our Adobe Design Collection product. This segment also benefited from increased licensing of our Illustrator 9.0 product due to its release in the third quarter of fiscal 2000. The increase in revenue from this segment was partially offset by a decline in revenue from our InDesign, PageMaker, FrameMaker, Adobe Publishing Collection, and Adobe Type products.

    The growth in revenue in the above operating segments in the first six months of fiscal 2001 compared to the same period last year was partially offset by a decline in revenue from the OEM PostScript and

Other segment of $10.3 million, or 16%. We expect our OEM PostScript license business to continue to decline for the remainder of the year relative to fiscal 2000.

    We categorize our geographic information into three major market regions: the Americas; EMEA; and Asia. In the second quarter of fiscal 2001, revenue generated in the Americas, EMEA, and Asia represented 46%, 23%, and 31% of total revenue, respectively, compared to 51%, 25%, and 24% of total revenue, respectively, generated in the second quarter of fiscal 2000. In the first six months of fiscal 2001, revenue generated in the Americas, EMEA, and Asia represented 46%, 26%, and 28% of total revenue, respectively, compared to 53%, 26%, and 21% of total revenue, respectively, generated in the first six months of fiscal 2000.

    Total application platform mix (excluding platform independent and UNIX revenues) for the second quarter of fiscal 2001 was split 71% on Windows and 29% on Macintosh as compared to 64% and 36%, respectively, for the second quarter of fiscal 2000.

Direct costs	June 1, 2001	June 2, 2000	Change
	(dollars in millions)
Three months ended:
Direct costs	$22.4	$20.6	9%
Percentage of total revenue	6.5%	6.9%
Six months ended:
Direct costs	$42.4	$41.3	3%
Percentage of total revenue	6.3%	7.1%

    Direct costs increased in absolute dollars in the second quarter and first six months of fiscal 2001 compared to the same periods last year, primarily due to an increase in material costs and localization costs as a result of the release of Acrobat 5.0 and Photoshop Elements in the second quarter of fiscal 2001.

Operating expenses

Research and development	June 1, 2001	June 2, 2000	Change
	(dollars in millions)
Three months ended:
Research and development	$59.6	$60.9	(2)%
Percentage of total revenue	17.3%	20.3%
Six months ended:
Research and development	$115.3	$118.4	(3)%
Percentage of total revenue	17.1%	20.3%

    Research and development expenses decreased in the second quarter and first six months of fiscal 2001 compared to the same periods last year primarily due to lower incentive compensation expenses. This decrease was partially offset by increased salary expenses related to headcount growth to support product development efforts.

    We will continue to recruit key talent for our future growth and make significant investments in the development of our application software products. For the remainder of fiscal 2001 we expect that research and development expenditures will increase in absolute dollars. We have targeted such expenditures to be between 19-20% of revenue for the remainder of fiscal 2001.

Sales and marketing	June 1, 2001	June 2, 2000	Change
	(dollars in millions)
Three months ended:
Sales and marketing	$109.6	$93.6	17%
Percentage of total revenue	31.9%	31.2%
Six months ended:
Sales and marketing	$213.4	$181.4	18%
Percentage of total revenue	31.7%	31.1%

    Sales and marketing expenses increased in the second quarter and first six months of fiscal 2001 compared to the same periods last year, primarily due to higher marketing and advertising fees related to major product launches, such as Acrobat 5.0 and Photoshop Elements, and increased marketing activities for our Design Collection and Web Publishing Collection products. Sales and marketing expenses also increased in the second quarter and first six months of fiscal 2001 compared to the same periods last year due to higher salary expenses related to headcount growth and increased technical support costs. These increases were partially offset by a decrease in incentive compensation expense.

    We have targeted sales and marketing expenses to be between 33-34% of revenue for the remainder of fiscal 2001.

General and administrative	June 1, 2001	June 2, 2000	Change
	(dollars in millions)
Three months ended:
General and administrative	$31.1	$27.9	11%
Percentage of total revenue	9.0%	9.3%
Six months ended:
General and administrative	$61.4	$54.7	12%
Percentage of total revenue	9.1%	9.4%

    General and administrative expenses increased in absolute dollars in the second quarter and first six months of fiscal 2001 compared to the same periods last year, primarily due to increased salaries expense as a result of headcount growth and increased legal fees. This increase was partially offset by a decrease in our bad debt expense.

    As a percentage of revenue such expenditures are targeted to be approximately 9% of revenue for the remainder of fiscal 2001.

Restructuring and other charges	June 1, 2001	June 2, 2000	Change
	(dollars in millions)
Three months ended:
Restructuring and other charges	—	$6.3	(100)%
Percentage of total revenue	—	2.1%
Six months ended:
Restructuring and other charges	—	$5.6	(100)%
Percentage of total revenue	—	1.0%

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

Amortization of goodwill and purchased intangibles	June 1, 2001	June 2, 2000	Change
	(dollars in millions)
Three months ended:
Amortization of goodwill and purchased intangibles	$3.6	$1.2	195%
Percentage of total revenue	1.0%	0.4%
Six months ended:
Amortization of goodwill and purchased intangibles	$7.2	$2.4	196%
Percentage of total revenue	1.1%	0.4%

    Amortization of goodwill and purchased intangibles increased in the second quarter and first six months of fiscal 2001 compared to the same periods last year due to the additional amortization related to the acquisition of Glassbook, Inc. in September 2000.

Nonoperating Income, Net

Investment gain	June 1, 2001	June 2, 2000	Change
	(dollars in millions)
Three months ended:
Investment gain (loss)	$(31.0)	$7.7	(504)%
Percentage of total revenue	(9.0)%	2.6%
Six months ended:
Investment gain (loss)	$(48.1)	$12.4	(489)%
Percentage of total revenue	(7.1)%	2.1%

    During the second quarter of fiscal 2001, investment losses included other-than-temporary write-downs related to investments in Salon.com, ESPS, Inc., Avantgo, Inc., Virage, Inc., and other privately-held companies, totaling approximately $29.5 million. We also recorded net investment losses related to Adobe Ventures Investment activities totaling $1.5 million.

    In addition to the investment losses listed above, the first six months of fiscal 2001 included other-than-temporary write-downs related to investments in ESPS, Inc., Tumbleweed Communications Corp. ("Tumbleweed"), Engage, Inc., Salon.com, and other privately-held companies, totaling approximately $28.1 million. In addition, we also recorded net investment losses related to Adobe Ventures investment activities totaling $0.6 million. These additional losses were partially offset by gains from the sale of a portion of our investments in Tumbleweed, DigitalThink, Inc. and Digimarc Corporation, totaling approximately $11.6 million.

    During the second quarter of fiscal 2000, we recorded a realized gain of approximately $8.9 million related to the sale of a portion of our investment in Tumbleweed. This gain was partially offset by investment losses related to various other Adobe Venture investments and related expenses totaling approximately $1.2 million.

    Additionally, during the first six months of fiscal 2000, investment gains also included mark-to-market adjustments totaling $4.7 million primarily related to investments in Virage, Inc. Impresse Corporation, Digimarc Corporation, and HAHT Software, Inc.

    We are uncertain of future investment gains and losses, as they are primarily dependent upon the operations of the underlying companies and the overall stock market environment.

Interest and other income	June 1, 2001	June 2 2000	Change
	(dollars in millions)
Three months ended:
Interest and other income	$4.6	$4.0	16%
Percentage of total revenue	1.3%	1.3%
Six months ended:
Interest and other income	$10.3	$9.6	7%
Percentage of total revenue	1.5%	1.6%

    Interest and other income increased in the second quarter and first six months of fiscal 2001 compared to the same periods last year primarily due to higher average cash balances and a greater portion of investments in taxable securities. In addition, realized gains resulting from the sale of fixed income investments also contributed to the increase. The increase in interest and other income for the first six months of fiscal 2001 was partially offset by foreign currency losses related to the implemention of SFAS 133.

    We have targeted interest and other income to be approximately $4.0 million per quarter for the remainder of fiscal 2001.

Provision for income taxes	June 1, 2001	June 2, 2000	Change
	(dollars in millions)
Three months ended:
Provision for income taxes	$30.2	$35.4	(15)%
Percentage of total revenue	8.8%	11.8%
Effective tax rate	33.0%	35.0%
Six months ended:
Provision for income taxes	$64.6	$70.2	(8)%
Percentage of total revenue	9.6%	12.0%
Effective tax rate	33.0%	35.0%

    Our effective tax rate decreased in the second quarter and for the first six months of fiscal 2001 compared to the same periods last year due to tax benefits associated with a restructuring of our international operations. We expect our effective tax rate for the remainder of fiscal 2001 to be approximately 33%.

Factors That May Affect Future Results of Operations

    We believe that in the future our results of operations could be affected by various factors, including:

  •
  adverse changes in general economic conditions in any of the countries in which we do business, including the recent slow-down affecting the U.S., Europe, and potentially other geographic areas

  •
  delays in shipment of our new products and major new versions of existing products

  •
  lack of market acceptance of new products and upgrades

  •
  introduction of new products by major competitors

  •
  weakness in demand for application software and printers

  •
  lack of growth in worldwide personal computer and printer sales and downward sales price adjustments

  •
  Chapter 11 reorganization filing of one of our U.S. turnkey assemblers

  •
  renegotiation of royalty arrangements

  •
  consolidation in the OEM printer business

  •
  ongoing weakness in our printing business due to product transitions

  •
  industry transitions to new business and information delivery models

  •
  market risks associated with our equity investments (as discussed later under "Quantitative and Qualitative Disclosures about Market Risk")

    We have stated that we are expecting our revenue in the third quarter of fiscal 2001 to be approximately the same as the third quarter of fiscal 2000. Additionally, we have stated the following operating model targets for the remainder of fiscal 2001: gross margin of 93%, operating profit margin of 31%, research and development expenses at 19-20% of revenue, sales and marketing expenses at 33-34% of revenue, and general and administrative expenses at 9% of revenue. We have stated that we expect our share count to be between 252 to 254 million shares in the third quarter of fiscal 2001 and between 254 to 256 million shares in the fourth quarter of fiscal 2001. We will continue to recruit key talent for our future growth; however, our headcount increases will not reach our planned level of 1,000 for fiscal 2001 due to the economic slow-down in some geographic areas, especially in North America and Europe. Based on the projected use of cash to buy back shares under existing contracts, we are targeting other income to be approximately $4.0 million per quarter for the remainder of fiscal 2001. Finally, we have stated an effective tax rate target for the remainder of fiscal 2001 of 33% and trade receivables days sales outstanding ("DSO") target range of 40-45 days.

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

  •
  headcount increases

    These and many other factors described in this report affect our financial performance and may cause our future results, including results for the current quarter, to vary materially from these targets. In particular, the recent slow-down in some geographic areas, primarily in the U.S., has affected all of our product segments and may adversely affect our ability to achieve our revenue target. The slow-down has also affected our hiring plans; we may hire significantly fewer than our original target of 1,000 employees during fiscal 2001 in light of this factor. We are currently experiencing a slow-down in certain geographic market areas, primarily in the U.S. and Europe. We attribute this slow-down, which is affecting all of our product segments, to weakening economic conditions. These adverse economic conditions in the U.S., Europe, and potentially other geographic markets may continue in the short term, and they may continue to adversely affect our revenue and earnings. Although there were also adverse conditions in other countries, the countries affected represent a much smaller portion of our revenue and thus have less impact on our operational results. Furthermore, if the economic slow-down worsens or spreads to other geographic areas where we do business, it would likely cause our future results, including results for the current quarter, to vary materially from our targets.

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

    We currently rely on five turnkey assemblers of our products, located in each major region we serve. One of our U.S. turnkeys, as reported in our last 10-Q, continues under Chapter 11 protection. If this turnkey is not able to meet our needs, if any turnkey assembler terminates its relationship with us, or if our supply from any turnkey is interrupted or terminated for any other reason, we may not have enough time or be able to replace the supply of products manufactured by that turnkey assembler to avoid serious harm to our business.

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

    We distribute our application products primarily through distributors, resellers, and retailers (collectively referred to as "distributors"). A significant amount of our revenue for application products is from two distributors. One of these distributors recently restructured its operations, reducing the number of facilities it operates, including those handling Adobe products. In addition, we have revised our channel program to reduce the overall number of our distributors worldwide and focus our channel efforts on larger distributors. This revision of the channel program has resulted in an increase in our dependence on a smaller number of distributors selling through a larger amount of our products. Additionally, one of our goals is to increase our direct distribution of our products to end users through our online store located on our Web site at www.adobe.com. Any such increase in our direct revenue efforts will place us in increased competition with our channel distributors and with newer types of distribution of our products by online, Internet-based resellers of our products. While we anticipate that the restructuring and streamlining of our product distribution channels and the increase in the scope of our direct sales efforts will eventually improve our business by decreasing discounts or rebate programs provided to distributors, decreasing product returns, and shortening inventory cycles, these changes could instead seriously harm our business.

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

    Revenue from our OEM PostScript and Other segment experienced a 17% decline in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000, primarily as a result of a decline in revenue from the licensing of Adobe PostScript technology. We expect this segment to continue to decline for the remainder of fiscal 2001 relative to fiscal 2000, which may harm our business depending on the magnitude of the decline. The ongoing weakness in the monochrome laser printer market as a result of the decline in average selling prices of monochrome laser printers and the increasing use of inkjet printers was a factor causing the revenue decline. In addition, the loss of royalty revenue from HP's desktop monochrome laser printer division, which has been incorporating a clone version of Adobe PostScript technology in some printers, has resulted in lower licensing revenue to us over the past three years. Even though we continue to work with HP printer operations to incorporate Adobe PostScript and other technologies into other HP products, we expect continued lower revenue in this segment from HP. If other significant partners also decide to incorporate a clone version instead of Adobe PostScript technology, it could seriously harm our business. Further, OEM partners on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us.

    We hold equity investments that have recently experienced significant declines in market value. We also have investments, and may continue to make future investments, in several privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development are typically in the early stages and may never materialize. Our investment activities can impact our net income. In the second quarter of 2001, we recorded a pre-tax loss from marketable securities and other investments in privately held companies of $31.0 million compared to a pre-tax gain of $7.7 million in the second quarter of 2000. These amounts reflect net realized gains and losses on sales of certain marketable securities, unrealized gains and losses due to changes in valuation of securities in the Adobe Venture funds which we account for using the equity method, and charges to reflect other-than-temporary declines in value of our available-for-sale and privately-held equity investments. In the second quarter of 2001, decreases in the market prices of these securities resulted in a significant reduction in our pre-tax income, and future price fluctuations in these securities and any significant long-term declines in value could reduce our net income in future periods. We are uncertain of future investment gains and losses, as they are primarily dependent upon the operations of the underlying investee companies.

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

    We derive a significant portion of our revenue and operating income from our customers located in Europe, Japan, Asia Pacific, and Latin America. We generally experience lower revenue from our European operations in the third quarter because many customers reduce their purchasing activities in the summer months. Additionally, we are uncertain whether the recent weakness experienced in Europe, Asia Pacific and Latin America markets will continue in the foreseeable future due to possible currency devaluation and liquidity problems in these regions. While most of the revenue of our European subsidiaries has in the past been denominated in U.S. dollars, in the first six months of fiscal 2001 we began to denominate revenue in euros in certain European countries. In addition, the majority of our revenue derived from Japan is denominated in yen, and the majority of all our subsidiaries' operating expenses are denominated in their local currencies. As a result, our operating results are subject to fluctuations in foreign currency exchange rates. To date, the financial impact of such fluctuations has not been significant. Our hedging policy attempts to mitigate some of these risks, based on our best judgment of the appropriate trade-offs among risk, opportunity, and expense. We have established a hedging program to hedge our exposure to foreign currency exchange rate fluctuations, primarily of the Japanese yen and the euro. We regularly review our hedging program and will make adjustments based on our best judgment. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

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

    New Financial Accounting Standards Board ("FASB") guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. On February 14, 2001, the FASB issued a limited revision of its Exposure Draft, "Business Combinations and Intangible Assets" that establishes a new standard for accounting for goodwill acquired in a business combination. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently required by APB Opinion No. 17, Intangible Assets. Under the proposed statement, goodwill would be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The shift from an amortization approach to an impairment approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. If the standard is adopted as described above, our goodwill amortization charges would cease. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as goodwill arising out of potential future acquisitions.

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

  Recent Accounting Pronouncements

    In September 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." Issue No. 00-10 states that a seller of goods should classify as revenue in the income statement amounts billed to a customer for shipping and handling. We adopted Issue No. 00-10 in the second quarter of fiscal 2001. The adoption of Issue No. 00-10 did not have a material impact on our financial position or results of operations.

    In April 2001, the EITF reached a consensus on Issue No. 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services," which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. We are required to adopt this EITF in the first quarter of fiscal 2002. We are currently evaluating the impact of this consensus on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

	June 1, 2001	December 1, 2000	Change
	(dollars in millions)
Cash, cash equivalents and short-term investments	$588.2	$679.9	(13)%
Working capital	$489.9	$563.3	(13)%
Stockholders' equity	$683.0	$752.5	(9)%

    Our cash, cash equivalents, and short-term investments consist principally of money market funds, municipal bonds, and marketable equity securities. All of our short-term investments are classified as available-for-sale under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair market value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity.

    Our cash, cash equivalents, and short-term investments decreased $91.7 million, or 13%, from December 1, 2000, primarily due to the purchase of treasury stock in the amount of $270.3 million, the purchase of long-term investments and other assets for $20.1 million, capital expenditures of $24.9 million, and the payment of dividends totaling $6.0 million. In addition, our short-term investments decreased due to the write-down of certain short-term marketable equity investments totaling $39.9 million and the sale of marketable equity investments with a cost basis of $5.7 million.

    These decreases were partially offset by cash generated from operations of $207.4 million and proceeds from the issuance of treasury stock related to the exercise of stock options under our stock option plans and sale of stock under the Employee Stock Purchase Plan of $46.5 million. Other sources of cash include the proceeds from the sale of third parties' equity securities of $17.6 million and mark-to-market adjustments totaling $6.1 million.

    We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to purchase treasury stock and acquire software companies, products, or technologies that are complementary to our business.

    We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for the first and second quarters of fiscal 2001. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

  Stock Repurchase Program I—On-going Dilution Coverage

    To facilitate our stock repurchase program which is designed to minimize dilution from employee stock plans, we sold put warrants to independent third parties in the second quarter of fiscal 2001. Each put warrant entitles the holder to sell one share of Adobe's common stock to Adobe at a specified price for cash or stock at Adobe's option. As of June 1, 2001, approximately 2.2 million put warrants were outstanding that expire on various dates through October 2001, with an average exercise price of $47.17 per share.

    In addition, we purchased call options from independent third parties that entitle us to buy shares of our common stock on certain dates at specified prices. As of June 1, 2001, approximately 1.5 million call options were outstanding that expire on various dates through October 2001, with an average exercise price of $50.68 per share.

    During the first six months of fiscal 2001, we repurchased approximately 3.7 million shares at a cost of $213.5 million. In fiscal 2000, we repurchased 7.2 million shares at a cost of $255.5 million.

  Stock Repurchase Program II—Additional Authorization above Dilution Coverage

    In April 1999, the Board authorized a 5.0 million share repurchase program, which allows us to enter into contracts to repurchase shares during future quarters by selling put warrants and buying call options. During the first quarter of fiscal 2001, approximately 4.9 million put warrants were written and 3.5 million call options were purchased at prices ranging from $32.60 to $39.58. As of June 1, 2001, approximately 3.3 million put warrants remain outstanding that expire on various dates through October 2001, with an average exercise price of $34.65 per share, and approximately 2.4 million call options remain outstanding that expire on various dates through October 2001, with an average exercise price of $37.39 per share. During the first six months of fiscal 2001, we repurchased approximately 1.6 million shares at a cost of $56.8 million. We did not repurchase any shares under this program in fiscal 2000.

    In addition to the April 1999 5.0 million share repurchase program, our Board of Directors authorized in March 2001, subject to certain business and market conditions, the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. We have not made any purchases under this 5.0 million share repurchase program.

  Combined Programs

    As of June 1, 2001, approximately 5.5 million put warrants were outstanding that expire on various dates through October 2001, with an average exercise price of $39.66 per share and approximately 3.9 million call options were outstanding that expire on various dates through October 2001, with an average exercise price of $42.51 per share.

    Our put and call option contracts provide that we, at our option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

Commitments

    Our principal commitments as of June 1, 2001 consists of obligations under operating leases, line of credit agreements, venture investing activities, and various service agreements.

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

    Instruments hedging recognized foreign currency assets and liabilities are marked to market at the end of each reporting period. Gains and losses associated with the mark-to-market of these instruments are recognized in other income, and any corresponding gains and losses on the foreign currency denominated assets and liabilities that are being hedged are also recognized in other income. In this manner, the gains and losses on foreign currency denominated transactions will be offset by the gains and losses on the foreign currency hedges. We do not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows as a result of these instruments.

    We do not use derivative financial instruments for speculative trading purposes, nor do we hedge foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

    We currently do not use financial instruments to hedge local currency operating expenses in Europe and Japan. Instead, the Company believes that a natural hedge exists, in that local currency revenue substantially offsets the local currency operating expenses. We regularly review our hedging program and may, as part of this review, make changes to the program.

  Equity Investments

    We are exposed to equity price risk on our portfolio of equity securities. As of June 1, 2001, our total equity holdings in publicly traded companies were valued at $51.0 million compared to $90.2 million at December 1, 2000, a decrease of 43%. We believe that it is reasonably possible that the prices of these securities could experience further adverse changes in the near term. We have a policy in place to review our equity holdings on a regular basis to evaluate the economic viability of these publicly traded companies, which includes, but is not limited to, reviewing each of the companies' cash positions, earnings/revenue outlook, stock price activity over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary impairment exists in one of our equity investments in these publicly traded companies, it is our policy to write down these equity investments to the market value.

  Equity Forward Contracts

    We also have a policy to hedge a certain portion of our equity holdings in publicly traded companies. We have entered into forward contracts to sell portions of our equity holdings in future periods. We account for these forward contracts as "Fair Value Hedges," in accordance with SFAS 133 and mark them to market at the end of each period, offsetting changes in the fair market value of the equities being hedged. As of June 1, 2001, the value of our forward contracts hedging equity securities was $4.9 million.

    An increase (decrease) in the market value of the underlying equities will result in a corresponding decrease (increase) in the value of the forward contract.

  Fixed Income Investments

    At June 1, 2001, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $338.5 million compared to $369.7 million at December 1, 2000, a decrease of 8%. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

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

  Privately Held Investments

    We have investments in several privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development are typically in the early stages and may never materialize, we could lose a substantial part of or our entire initial investment in these companies.

    Please refer to our market risk disclosures in our 2000 Annual Report filed on Form 10-K for a more detailed discussion of quantitative and qualitative disclosures about market risk.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On August 10, 2000, Adobe filed suit in the U.S. District Court of Delaware against Macromedia, Inc. ("Macromedia") for infringement of U.S. Patent No. 5,546,528 related to Adobe's tabbed palette patent, which is Adobe's method of displaying and working with multiple sets of information in the same area of the computer screen. On September 18, 2000, Adobe amended its complaint to include an additional claim of infringement of U.S. Patent No. 6,084,597 related to method of rasterizing and rendering complex layered compositions in a movie. The complaint seeks a declaratory and injunctive relief as well as actual and treble damages.

    On September 27, 2000, Macromedia filed counterclaims in the U.S. District Court of Delaware for infringement of U.S. Patent No. 5,467,443, which relates to changing blended elements and automatic re-blending of elements, and U.S. Patent Nos. 5,151,998 and 5,204,969, which relate to visually displaying and editing sound waveforms. Macromedia denies it infringes Adobe's patents in its answer to Adobe's amended complaint. We believe that the allegations against Adobe are without merit and intend to vigorously defend ourselves and pursue our original complaint. The counterclaim seeks a declaratory and injunctive relief as well as actual and treble damages. This case is currently in the discovery phase. The court has set a trial date for April 29, 2002.

    On February 6, 1996, a securities class action complaint was filed against Adobe, certain of its officers and directors, certain former officers of Adobe and Frame Technology Corporation ("Frame"), Hambrecht & Quist, LLP ("H&Q"), investment banker for Frame, and certain H&Q employees, in connection with the drop in the price of Adobe stock following its announcement of financial results for the quarter ended December 1, 1995. The complaint was filed in the Superior Court of the State of California, County of Santa Clara. On May 11, 2001, Adobe signed an agreement to settle the suit. The settlement was paid in full by insurance in June 2001, and Adobe and its insurers will split the defense cost. The settlement is subject to approval by the Court.

    Management believes that the ultimate resolution of these matters will not have a material impact on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders was held on April 12, 2001.

    A proposal to elect three (3) Class II Directors of the Company to serve for a two-year term expiring at the Annual Meeting of Stockholders in 2003 was approved by the stockholders. The nominees received the following votes:

Name	Votes For	Votes Withheld
John E. Warnock	182,738,758	25,529,698
Carol Mills Baldwin	182,839,544	25,428,912
Robert Sedgewick	181,989,829	26,278,627

    Bruce R. Chizen, Charles M. Geschke, Antonio M. Perez and Delbert W. Yocam, Adobe's Class I Directors, are serving two-year terms that expire at the Annual Meeting of Stockholders in 2002.

    A proposal was introduced to approve the amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 500,000,000 to 900,000,000. This proposal was approved with the following votes:

For:	171,964,619
Against:	35,560,746
Withheld:	743,016
Non-votes:	75

    In addition, stockholders ratified the appointment of KPMG LLP as independent public accountants of the Company for the fiscal year ending November 30, 2001. This proposal received the following votes:

For:	196,478,179
Against:	11,113,068
Withheld:	677,209
Non-votes:	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description				Filed Herewith
		Form	Date	Number
3.1	The Registrant's (as successor in-interest to Adobe Systems (Delaware) Incorporated by virtue of a reincorporation effective 5/30/97) Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/9/97	10-Q	05/30/97	3.1
3.2.10	Amended and Restated Bylaws as of September 1999.	8-K	9/3/98	3.2
3.2.11	Amended and Restated Bylaws as currently in effect				X
3.3	Certificate of Designation of the Series A Preferred Stock	10-K	11/28/97	2.1
3.4	Agreement and Plan of Merger effective 5/30/97 (by virtue of a reincorporation), by and between Adobe Systems Incorporated, a California corporation and Adobe Systems (Delaware) Incorporated, a Delaware corporation	10-Q	05/30/97	2.1
3.5	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 26, 2000	S-8	6/16/00	4.6
3.6	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01				X
4.1	Third Amended and Restated Rights Agreement between the Company and Harris Trust Company of California	8-K	12/15/98	1
4.2	Fourth Amended and Restated Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
10.1.6	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.21.3	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.24	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.25.0	Form of Indemnity Agreement*	10-K	11/30/90	10.17.2
10.25.1	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.32	Sublease of the Land and Lease of the Improvements By and Between Sumitomo Bank Leasing and Finance Inc. and Adobe Systems Incorporated (Phase 1)	10-K	11/25/94	10.32
10.36	1996 Outside Directors Stock Option Plan*	10-Q	05/31/96	10.36
10.38	Sublease of the Land and Lease of the Improvements By and Between Sumitomo Bank Leasing and Finance Inc. and Adobe Systems Incorporated (Phase 2)	10-Q	08/30/96	10.38
10.40	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.42	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.44	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.48	Letter of Release and Waiver*	10-K	11/27/98	10.48
10.51	Amended 1997 Employee Stock Purchase Plan*	S-8	6/21/99	10.51
10.52	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52
10.53	Amended, Restated and Consolidated Master Lease of Land and Improvements By and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.54	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54
10.55	1999 Nonstatutory Stock Option Plan*	S-8	9/15/99	4.6
10.56	Note Secured by Deed of Trust and Promissory Note*	10-K	12/3/99	10.56
10.57	Confidential Executive Resignation Agreement And General Release of Claims*	10-K	12/3/99	10.57
10.58	Technical Support Agreement†	10-K	12/1/00	10.58
10.59	Turnkey Agreement, Europe†	10-Q	3/3/00	10.59
10.60	European Logistical Services Agreement†	10-K	12/1/00	10.60
10.61	North America Logistical Agreement†	10-Q	3/3/00	10.61
10.62	Turnkey Agreement, Adobe Program Packages†	10-Q	3/3/00	10.62
10.63	1996 Outside Directors' Stock Option Plan, as amended*	S-8	6/16/00	4.7
10.64	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.65	Amendment to the European Logistical Services Agreement †	10-Q	9/1/00	10.65
10.66	Credit Agreement among Adobe Systems Incorporated, Lenders Named therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.66
10.67	Amendment No. 1 to 1999 Credit Agreement among Adobe Systems Incorporated, Lenders Named Therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.67
10.68	Amendment No. 1 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.				X
10.69	Amendment No. 2 to Amended, Restated, and Consolidated Master Lease of Land and Improvements between Adobe Systems, Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	9/1/00	10.68
10.70	1999 Nonstatutory Stock Option Plan, as amended*	S-8	12/22/00	4.6

10.71	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.72	1999 Nonstatutory Stock Option Plan, as amended*	S-8	3/15/01	4.7
10.73	Extension of European Logistical Services Agreement	10-Q	4/13/01	10.72
10.74	Extension of North American Logistical Services Agreement	10-Q	4/13/01	10.73
10.75	Amendment No. 1 to Technical Support Agreement †	10-Q	4/13/01	10.74
10.76	1996 Outside Directors Stock Option Plan, as amended				X

*
Compensatory plan or arrangement
†
Order obtained granting Confidential Treatment, as requested.

    (b)  Reports on Form 8-K

Date of Report	Filing Date	Item Reported
April 10, 2001	April 11, 2001	9

    On April 11, 2001, we filed a Report on Form 8-K under Item 9 in compliance with Regulation FD following a question and answer session held with reporters by Mr. Chizen, Adobe's President and Chief Executive Officer.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED
By:	/s/ MURRAY J. DEMO Murray J. Demo Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: July 16, 2001

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

QuickLinks

TABLE OF CONTENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
PART II—OTHER INFORMATION
SIGNATURE
SUMMARY OF TRADEMARKS