Form 10-Q
period 2001-08-31
ADOBE SYSTEMS INC
filed 2001-10-11
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding September 28, 2001

Common stock, $0.0001 par value	237,191,578

TABLE OF CONTENTS

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Income Three Months Ended August 31, 2001 and September 1, 2000 and Nine Months Ended August 31, 2001 and September 1, 2000	3
	Condensed Consolidated Balance Sheets August 31, 2001 and December 1, 2000	4
	Condensed Consolidated Statements of Cash Flows Nine Months Ended August 31, 2001 and September 1, 2000	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 6.	Exhibits and Reports on Form 8-K	33
Signature		35
Summary of Trademarks		36

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2001	September 1, 2000	August 31, 2001	September 1, 2000
Revenue	$292,118	$328,867	$965,180	$911,184
Direct costs	20,041	23,668	62,416	64,994

Gross profit	272,077	305,199	902,764	846,190

Operating expenses:
Research and development	54,189	61,572	169,473	179,942
Sales and marketing	95,447	106,633	308,889	288,015
General and administrative	26,030	29,903	87,475	84,580
Restructuring and other charges	—	—	—	5,629
Amortization of goodwill and purchased intangibles	3,568	1,215	10,731	3,633

Total operating expenses	179,234	199,323	576,568	561,799

Operating income	92,843	105,876	326,196	284,391

Nonoperating income, net:
Investment gain (loss)	(39,447)	9,397	(87,516)	21,764
Interest and other income	6,744	5,156	17,073	14,800

Total nonoperating income (loss), net	(32,703)	14,553	(70,443)	36,564

Income before income taxes	60,140	120,429	255,753	320,955
Provision for income taxes	19,846	42,159	84,398	112,343

Net income	$40,294	$78,270	$171,355	$208,612

Basic net income per share	$.17	$.33	$.72	$.88

Shares used in computing basic net income per share	238,051	238,464	239,110	237,902

Diluted net income per share	$.16	$.31	$.68	$.82

Shares used in computing diluted net income per share	248,566	255,828	250,844	255,198

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited) August 31, 2001	(Audited) December 1, 2000
ASSETS
Current assets:
Cash and cash equivalents	$292,819	$236,866
Short-term investments	283,069	442,987
Trade receivables, net of allowances for doubtful accounts of $9,036 and $8,788, respectively	149,298	140,514
Other receivables	19,001	19,599
Deferred income taxes, current	24,337	23,460
Other current assets	22,461	14,486

Total current assets	790,985	877,912
Property and equipment	80,073	64,268
Other assets	74,031	127,236
Deferred income taxes	23,039	—

	$968,128	$1,069,416

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$30,750	$40,280
Accrued liabilities	121,636	181,861
Income taxes payable	126,455	74,768
Deferred revenue	19,347	17,696

Total current liabilities	298,188	314,605

Deferred income taxes	—	2,267

Stockholders' equity:
Common stock, $0.0001 par value; and additional paid-in-capital	619,870	530,801
Retained earnings	1,334,869	1,172,504
Accumulated other comprehensive loss	(389)	(698)
Treasury stock, at cost (57,359 and 54,818 shares in 2001 and 2000, respectively), net of reissuances	(1,284,410)	(950,063)

Total stockholders' equity	669,940	752,544

	$968,128	$1,069,416

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	August 31, 2001	September 1, 2000
Cash flows from operating activities:
Net income	$171,355	$208,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,455	30,932
Stock compensation expense	3,894	11,345
Deferred income taxes	(26,192)	(2,793)
Provision for losses on receivables	908	6,664
Tax benefit from employee stock plans	42,908	78,766
Loss (gain) of Adobe Incentive Partners	2,147	(21,891)
Gains on sale of equity securities	(20,052)	(10,421)
Gain on sale of building	—	(1,052)
Loss on writedown of investments	103,915	7,104
Noncash restructuring charges	—	1,011
Net loss on derivative instruments	516	—
Changes in operating assets and liabilities:
Receivables	(9,094)	(86,557)
Other current assets	(7,974)	(5,865)
Trade and other payables	(9,530)	5,105
Accrued expenses	(58,760)	47,775
Accrued restructuring charges	—	(8,003)
Income taxes payable	51,687	31,289
Deferred revenue	1,651	2,257

Net cash provided by operating activities	289,834	294,278

Cash flows from investing activities:
Purchases of short-term investments	(426,588)	(196,358)
Maturities and sales of short-term investments	526,946	156,550
Acquisitions of property and equipment	(37,730)	(17,519)
Purchases of long-term investments	(16,905)	(76,122)
Additions to other assets	(9,538)	(1,768)
Proceeds from the sale of investments in marketable securities	31,376	13,291
Proceeds from sale of building	—	5,420

Net cash used for investing activities	67,561	(116,506)

Cash flows from financing activities:
Purchase of treasury stock	(384,223)	(234,561)
Proceeds from reissuance of treasury stock	92,142	87,464
Payment of dividends	(9,026)	(8,972)

Net cash used for financing activities	(301,107)	(156,069)

Effect of foreign currency exchange rates on cash and cash equivalents	(335)	(1,833)

Net increase in cash and cash equivalents	55,953	19,870
Cash and cash equivalents at beginning of period	236,866	171,145

Cash and cash equivalents at end of period	$292,819	$191,015

Supplemental disclosures:
Cash paid during the period for income taxes	$10,801	$12,445

Noncash investing and financing activities:
Unrealized gains on available-for-sale securities, net of taxes	$127	$20,193

Cash dividends declared but not paid	$2,979	$2,991

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

    The results of operations for the interim period ended August 31, 2001, are not necessarily indicative of the results to be expected for the full year.

  Revenue Recognition

    We recognize application products revenue upon shipment, provided that collection is determined to be probable and no significant obligations remain. We provide application products customers' free telephone support, for which the expense is accrued, up to a maximum of ninety days beginning upon the customer's first call. We amortize the cost of telephone support as the obligation is fulfilled. Application product revenue from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. We reduce revenue recognized for estimated future returns, price protection when given, and rebates at the time the related revenue is recorded.

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

  Recent Accounting Pronouncements

    In April 2001, the EITF reached a consensus on Issue No. 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services," which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. We are required to adopt this EITF in the first quarter of fiscal 2002. We do not expect the adoption of Issue No. 00-25 to have a material impact on our financial position or results of operations.

    In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement requires all business combinations to be accounted for using the purchase method accounting and redefines goodwill and other intangibles that should be recognized separate from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS 142 is effective for those transactions. We will adopt SFAS 142 beginning in our fiscal year 2003. We are currently evaluating the impact of SFAS 142 on our financial statements and related disclosures.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material impact on our financial position or results of operations.

  Foreign Currency and Other Hedging Instruments

    Effective December 2, 2000, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The adoption of this accounting standard did not have a material impact on our financial position or results of operations.

  Economic Hedging—Hedges of Forecasted Transactions

    We use option and forward foreign exchange contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have a duration between three to twelve months. Such cash flow exposures result from portions of our forecasted revenues denominated in currencies other than the U.S. dollar ("USD"), primarily the Japanese yen and the euro. We enter into these foreign exchange contracts to hedge forecasted product licensing revenue in the normal course of business, and accordingly, they are not speculative in nature.

    We record changes in the fair value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to other income (loss)

on the consolidated statement of income at that time. During the quarter, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

    The critical terms of the cash flow hedging instruments are the same as the underlying forecasted transactions. The changes in fair value of the derivatives are intended to offset changes in the expected cash flows from the forecasted transactions. We record any ineffective portion of the hedging instruments in other income on the consolidated statement of income. The time value of purchased derivative instruments is deemed to be ineffective and is recorded in other income over the life of the contract.

    The following table depicts the activity for the three and nine months ending August 31, 2001.

Gain (Loss) on Hedges of Forecasted Transactions:

	Balance Sheet	Income Statement
	As of August 31, 2001	Three months ended August 31, 2001		Nine months ended August 31, 2001
	Other Comprehensive Income	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Realized—Closed Transactions:
Realized net gain reclassified from other comprehensive income to revenue	$—	$3,293	$—	$6,577	$—
Realized net loss from ineffective portion of hedges and time value degradation	—	—	(57)	—	(3,796)
Recognized but Unrealized—Open Transactions:
Unrealized gain remaining in other comprehensive income	517	—	—	—	—
Unrealized loss from ineffective portion of hedges and time value degradation	—	—	(1,186)	—	(914)

	$517	$3,293	$(1,243)	$6,577	$(4,710)

    As of August 31, 2001, $0.5 million in other comprehensive income represents the total anticipated gain to be reclassified to revenue over the next six months as the forecasted transactions occur. The total recognized in revenue during the quarter relating to hedged transactions which occurred was $3.3 million; total loss recognized in other income was $1.2 million which consisted of a realized loss of $57,000 relating to the ineffective portion of hedges for forecasted transactions, and a $1.2 million unrealized loss which relates to the time value degradation of outstanding purchased options.

    During the first nine months of fiscal 2001, $6.6 million was recognized in revenue relating to hedged transactions which occurred; total loss recognized in other income was $4.7 million, which consisted of a $3.8 million realized net loss of which the majority relates to the cost of matured purchased options, and a $0.9 million unrealized loss that was recognized for the ineffective portion relating to hedges for forecasted transactions and the time value degradation of outstanding purchased options.

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

    Furthermore, we continue to hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged. At August 31, 2001, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

Net Gain (Loss) Recognized in Other Income Relating to Balance Sheet Hedging:

	Three months ended August 31, 2001	Nine months ended August 31, 2001
Loss on foreign currency assets and liabilities:
Realized net loss recognized in other income	$(345)	$(3,390)
Unrealized net loss recognized in other income	3,172	1,654

	2,827	(1,736)
Gain on hedges of foreign currency assets and liabilities:
Realized net gain recognized in other income	(1,724)	2,889
Unrealized net loss recognized in other income	(333)	(780)

	(2,057)	2,109

Net loss recognized in other income	$770	$373

  Equity Hedging

    We also hedge market value fluctuations of certain equity holdings in publicly traded companies with forward contracts. These are accounted for as "Fair Value Hedges" in accordance with SFAS 133. The difference between the cost and market value of the equity investments prior to entering into fair value hedges remains in other comprehensive income until the hedge contract is settled, at which time it is reclassified to investment gain (loss). Subsequent gains and losses on the forward contract and the equity securities being hedged are recorded in investment gain (loss) on the consolidated statement of income.

    During the quarter ended August 31, 2001, we reclassified an unrealized gain of $5.0 million from other comprehensive income to investment gain (loss), related to the delivery against our forward contract hedge of an equity investment. The loss from the change in value of the equity securities after entering into the hedge was offset by a gain on the forward contract. These offsetting gains and losses were recognized in investment gain (loss). We have no outstanding forward contracts remaining as of August 31, 2001.

  Reclassification

    We made certain reclassifications to our fiscal 2000 presentation of other assets by reclassifying certain intangible assets from purchased technology and licensing agreements to intangibles and other assets, to conform to the fiscal 2001 presentation. These reclassifications did not impact total assets in fiscal 2000.

NOTE 2.  OTHER ASSETS

    Other assets consisted of the following:

	August 31, 2001	December 1, 2000
Goodwill	$53,679	$53,679
Purchased technology and licensing agreements	16,294	16,703
Intangibles and other assets	13,981	7,719

	83,954	78,101
Less accumulated amortization	40,200	23,355

	$43,754	$54,746

Investments	30,277	72,490

	$74,031	$127,236

NOTE 3.  ACCRUED EXPENSES

    Accrued expenses consisted of the following:

	August 31, 2001	December 1, 2000
Accrued compensation and benefits	$41,600	$96,162
Sales and marketing allowances	4,764	6,435
Minority interest	570	1,999
Other	74,702	77,265

	$121,636	$181,861

NOTE 4.  STOCKHOLDERS' EQUITY

  Stock Repurchase Program I—On-going Dilution Coverage

    To facilitate our stock repurchase program, which is designed to minimize dilution from employee stock plans, we sold put warrants to independent third parties in the third quarter of fiscal 2001. Each put warrant entitles the holder to sell one share of Adobe's common stock to Adobe at a specified price for cash or stock at Adobe's option. As of August 31, 2001, approximately 0.5 million put warrants were outstanding that expire in October 2001, with an average exercise price of $41.24 per share.

    In addition, we purchased call options from independent third parties that entitle us to buy shares of our common stock on certain dates at specified prices. As of August 31, 2001, approximately 0.4 million call options were outstanding that expire in October 2001, with an average exercise price of $44.58 per share.

    During the first nine months of fiscal 2001, we repurchased approximately 5.4 million shares at a cost of $297.8 million. In fiscal 2000, we repurchased 7.2 million shares at a cost of $255.5 million.

  Stock Repurchase Program II—Additional Authorization above Dilution Coverage

    In April 1999, the Board authorized a 5.0 million share repurchase program, which allows us to enter into contracts to repurchase shares during future quarters by selling put warrants and buying call options. During the first quarter of fiscal 2001, approximately 4.9 million put warrants were written and 3.5 million call options were purchased at prices ranging from $32.60 to $39.58. As of August 31, 2001, approximately 2.3 million put warrants remain outstanding that expire on various dates through October 2001, with an average exercise price of $35.06 per share, and approximately 1.6 million call options remain outstanding that expire on various dates through October 2001, with an average exercise price of $37.83 per share. During the first nine months of fiscal 2001, we repurchased approximately 2.4 million shares at a cost of $86.4 million. We did not repurchase any shares under this program in fiscal 2000.

    In addition to the April 1999 5.0 million share repurchase program, our Board of Directors authorized in March 2001, subject to certain business and market conditions, the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. We have not made any purchases under this 5.0 million share repurchase program.

  Combined Programs

    As of August 31, 2001, approximately 2.8 million put warrants were outstanding that expire on various dates through October 2001, with an average exercise price of $36.24 per share and approximately 2.0 million call options were outstanding that expire on various dates through October 2001, with an average exercise price of $39.10 per share.

    Our put and call option contracts provide that we, at our option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

NOTE 5.  COMPREHENSIVE INCOME

    The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended		Nine Months Ended
	August 31, 2001	September 1, 2000	August 31, 2001	September 1, 2000
Net income	$40,294	$78,270	$171,355	$208,612

Other comprehensive income (loss):
Net unrealized gain (loss) on investments, net of taxes	(3,060)	23,451	127	20,193
Foreign currency translation adjustments	778	(355)	(335)	(1,833)
Net gain (loss) from derivative instruments, net of taxes	(4,648)	—	517	—

Other comprehensive income (loss)	(6,930)	23,096	309	18,360

Total comprehensive income, net of taxes	$33,364	$101,366	$171,664	$226,972

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

	Three Months Ended		Nine Months Ended
	August 31, 2001	September 1, 2000	August 31, 2001	September 1, 2000
	(in thousands, except per share data)
Net income	$40,294	$78,270	$171,355	$208,612

Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	238,051	238,464	239,110	237,902

Dilutive common equivalent shares:
Unvested restricted stock	362	856	362	856
Stock options	10,132	16,508	11,372	16,440
Put warrants	21	—	—	—

Shares used to compute diluted net income per share	248,566	255,828	250,844	255,198

Basic net income per share	$.17	$.33	$.72	$.88

Diluted net income per share	$.16	$.31	$.68	$.82

NOTE 7.  INDUSTRY SEGMENTS

    We have four reportable segments that offer different product lines. These segments are Web Publishing, Cross-media Publishing, ePaper Solutions, and OEM PostScript and Other. The Web Publishing segment provides users with software for creating Web page layouts and Web animations and editing and enhancing digital images, photographs, and video. The Cross-media Publishing segment provides software for professional page layout, illustration, business publishing, and printing. The ePaper Solutions segment provides software that allows users to speed the distribution of information with documents that can be viewed, approved and printed across a broad range of hardware and software platforms. The OEM PostScript and Other segment includes printing technology to create and print simple or visually rich documents with precision.

    During and prior to fiscal 2000, we evaluated our business based on the contribution margins of each of our four segments. Recently, our executive management team changed the way it evaluates the performance of our business and now focuses on evaluating the gross margins of each of our segments. We have revised our prior period segment disclosures to reflect that change. In addition, we reclassified certain direct costs between our operating segments in fiscal year 2000 to conform to the fiscal year 2001 presentation.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. We do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed.

    During the second quarter of fiscal 2001, we reclassified our eBook business-related revenue and related expenses from our ePaper Solutions segment to our Cross-media segment in order to better align our eBooks business goals with our Cross-media segment strategy. These reclassifications did not impact total gross profit.

    The following results are broken out by operating segments for the periods ended August 31, 2001 and September 1, 2000:

	Web Publishing	Cross-media Publishing	ePaper Solutions	OEM PostScript and Other	Total
Three months ended August 31, 2001
Revenue	$112,768	$79,161	$74,274	$25,915	$292,118
Direct costs	8,404	5,889	4,704	1,044	20,041

Gross profit	$104,364	$73,272	$69,570	$24,871	$272,077

	93%	93%	94%	96%	93%
Three months ended September 1, 2000
Revenue	$124,798	$118,773	$51,225	$34,071	$328,867
Direct costs	8,804	8,952	2,721	3,191	23,668

Gross profit	$115,994	$109,821	$48,504	$30,880	$305,199

	93%	92%	95%	91%	93%

	Web Publishing	Cross-media Publishing	ePaper Solutions	OEM PostScript and Other	Total
Nine months ended August 31, 2001
Revenue	$392,194	$265,409	$225,979	$81,598	$965,180
Direct costs	26,705	20,148	11,742	3,821	62,416

Gross profit	$365,489	$245,261	$214,237	$77,777	$902,764

	93%	92%	95%	95%	94%
Nine months ended September 1, 2000
Revenue	$368,890	$293,716	$148,414	$100,164	$911,184
Direct costs	25,749	23,272	9,631	6,342	64,994

Gross profit	$343,141	$270,444	$138,783	$93,822	$846,190

	93%	92%	94%	94%	93%

    A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and nine months ended August 31, 2001 and September 1, 2000 is as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2001	September 1, 2000	August 31, 2001	September 1, 2000
Total gross profit from operating segment above	$272,077	$305,199	$902,764	$846,190
Total operating expenses (a)	179,234	199,323	576,568	561,799

Total operating income	92,843	105,876	326,196	284,391
Other income (loss)	(32,703)	14,553	(70,443)	36,564

Income before taxes	$60,140	$120,429	$255,753	$320,955

(a)
Total operating expenses include research and development, sales and marketing, general and administrative, restructuring and other charges, and amortization of goodwill and purchased intangibles.

NOTE 8.  SUBSEQUENT EVENT

    In September 2001, the Company entered into a real estate financing agreement for the construction of an office building in downtown San Jose, California, which includes a five year operating lease agreement beginning in 2003. At the end of the lease term, the Company will have the option to purchase the building for an amount equal to the property cost. In the event the Company elects not to purchase the building, the Company is obligated to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the property cost, up to the maximum amount, as set forth in the lease, which would preclude classification of the lease as an operating lease.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion (presented in millions, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

    In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including any future reports filed in 2001. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Overview

    Founded in 1982, Adobe Systems Incorporated ("Adobe") builds award-winning software solutions for Network Publishing, including Web, print, video, wireless and broadband applications. Its graphic design, imaging, dynamic media and authoring tools enable customers to create, manage, and deliver visually-rich, reliable content. We license our technology to major hardware manufacturers, software developers, and service providers, and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, and original equipment manufacturer ("OEM") partners; direct to end users through Adobe call centers; and through our own Web site at www.adobe.com. We have operations in the Americas; Europe, Middle East, and Africa ("EMEA"); and Asia.

    The following table sets forth for the three and nine month periods ended August 31, 2001 and September 1, 2000, the Company's condensed consolidated statements of income expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	August 31, 2001	September 1, 2000	August 31, 2001	September 1, 2000
Revenue	100.0%	100.0%	100.0%	100.0%
Direct costs	6.9	7.2	6.5	7.1

Gross margin	93.1	92.8	93.5	92.9

Operating expenses:
Research and development	18.6	18.7	17.5	19.7
Sales and marketing	32.7	32.4	32.0	31.7
General and administrative	8.9	9.1	9.1	9.3
Restructuring and other charges	—	—	—	0.6
Amortization of goodwill and purchased intangibles	1.1	0.4	1.1	0.4

Total operating expenses	61.3	60.6	59.7	61.7

Operating income	31.8	32.2	33.8	31.2

Nonoperating income, net:
Investment gain	(13.5)	2.8	(9.1)	2.4
Interest and other income	2.3	1.6	1.8	1.6

Total nonoperating income (loss), net	(11.2)	4.4	(7.3)	4.0

Income before income taxes	20.6	36.6	26.5	35.2
Provision for income taxes	6.8	12.8	8.7	12.3

Net income	13.8%	23.8%	17.8%	22.9%

	August 31, 2001	September 1, 2000	Change
	(dollars in millions)
Revenue
Three months ended:
Total revenue	$292.1	$328.9	(11)%
Nine months ended:
Total revenue	$965.2	$911.2	6%

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

    During the third quarter of fiscal 2001, overall revenue decreased $36.8 million, or 11% compared to the third quarter of fiscal 2000 primarily due to adverse economic conditions in Japan and the US and a decline in revenue from our Cross-media Publishing, Web Publishing, and OEM Postscript and Other segments. Revenue from the Cross-media Publishing segment decreased $39.7 million, or 33%, from $118.8 million in the third quarter of fiscal 2000 to $79.1 million in the third quarter of fiscal 2001. This decrease was primarily related to a decline in revenue from our Illustrator 9.0 product as this version was first introduced in the third quarter of fiscal 2000. We also experienced a decline in revenue from our

FrameMaker product, due to product lifecycle timing, and from our Adobe Type product, due to a decline in the font business. The decrease in revenue from these products in the third quarter of fiscal 2001 compared to the same period last year was partially offset by an increase in revenue from our InDesign and Design Collection products due to increased marketing and promotional activities and an increase in revenue from our PageMaker product due to the release of PageMaker 7.0 in July 2001.

    Revenue from our Web Publishing segment decreased approximately 10% from $124.8 million in the third quarter of fiscal 2000 to $112.8 million in the third quarter of fiscal 2001. This segment declined in revenue primarily due to decreased licensing of our GoLive and LiveMotion products because of weakness in the professional web layout and web animation markets. The decrease in revenue from these products in the third quarter of fiscal 2001 compared to the same period last year was partially offset by an increase in revenue from our video products, After Effects, Adobe Premiere, Digital Video Collection and Streaming Media Collection. Our digital imaging products were essentially flat when compared to the third quarter of fiscal 2000. Photoshop and Adobe PhotoDeluxe decreased in revenue, primarily due to product lifecycle timing, but this decline was offset by revenue from our newly released Photoshop Elements product.

    Revenue from our OEM PostScript and Other segment decreased approximately 24% from $34.1 million in the third quarter of fiscal 2000 to $25.9 million in the third quarter of fiscal 2001 due to the weak global economy affecting printer sales and lower average selling prices.

    The decrease in revenue in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000 in the above operating segments was partially offset by an increase in revenue from our ePaper Solutions segment. Revenue from our ePaper Solutions segment increased $23.1 million, or 45%, from $51.2 million in the third quarter of fiscal 2000 compared to $74.3 million in the third quarter of fiscal 2001 primarily due to the release of Acrobat 5.0 in the second quarter of fiscal 2001, as well as the continuing movement from paper-based to web-based workflows.

    During the first nine months of fiscal 2001, overall revenue increased $54.0 million, or 6%, compared to the first nine months of fiscal 2000, primarily due to an increase in revenue from our ePaper Solutions segment, which increased 52%, or $77.7 million. Revenue from our Web Publishing segment also increased $23.4 million, or 6%. The growth in revenue in the above operating segments in the first nine months of fiscal 2001 compared to the same period last year was offset by a decline in revenue from the Cross-media Publishing segment, which decreased $28.5 million, or 10%, and a decline in revenue from our OEM Postscript and Other segment of $18.6 million, or 19%.

    The increase in revenue from our ePaper Solutions segment during the first nine months of fiscal 2001 compared to the same period last year was primarily due to the release of Acrobat 5.0 during the second quarter of fiscal 2001, as well as continuing adoption of Acrobat and its related technologies throughout enterprises such as corporations, government agencies, and educational institutions in the US, EMEA, and Asia.

    The increase in revenue from our Web Publishing segment in the first nine months of fiscal 2001 compared to the same period last year was primarily due to the release of Photoshop Elements during the second quarter of fiscal 2001, as well as other new releases of products, such as Adobe Premiere 6.0 in the first quarter of fiscal 2001 and Photoshop 6.0 in the fourth quarter of fiscal 2000. The increase in revenue from these products in the first nine months of fiscal 2001 compared to the same period last year was partially offset by a decline in revenue from our GoLive and LiveMotion products due to the weakness in the professional web layout and web animation markets. In addition, revenue decreased from our Adobe PhotoDeluxe product due to product lifecycle timing.

    The growth in revenue in the above operating segments in the first nine months of fiscal 2001 compared to the same period last year was partially offset by a decline in revenue from our Cross-media Publishing segment. The decrease in revenue from our Cross-media segment during the first nine months of fiscal 2001 compared to the same period last year was primarily related to the decline in revenue of our

Illustrator 9.0 product, as this version was first introduced in the third quarter of fiscal 2000. There were additional decreases in revenue from our FrameMaker, PageMaker, InDesign, and Adobe Type products. The decrease in revenue from these products in the first nine months of fiscal 2001 compared to the same period last year was partially offset by an increase in revenue from our Design Collection product due to increased marketing and promotional activities.

    Our OEM PostScript and Other segment declined in revenue for the first nine months of fiscal 2001 compared to the same period last year. We expect our OEM PostScript license business to continue to decline for the remainder of the year relative to fiscal 2000.

    We categorize our geographic information into three major market regions: the Americas; EMEA; and Asia. In the third quarter of fiscal 2001, revenue generated in the Americas, EMEA, and Asia represented 53%, 25%, and 22% of total revenue, respectively, compared to 54%, 20%, and 26% of total revenue, respectively, generated in the third quarter of fiscal 2000. In the first nine months of fiscal 2001, revenue generated in the Americas, EMEA, and Asia represented 48%, 26%, and 26% of total revenue, respectively, compared to 53%, 24%, and 23% of total revenue, respectively, generated in the first nine months of fiscal 2000.

    Total application platform mix (excluding platform independent and UNIX revenues) for the third quarter of fiscal 2001 was split 71% on Windows and 29% on Macintosh as compared to 63% and 37%, respectively, for the third quarter of fiscal 2000.

	August 31, 2001	September 1, 2000	Change
	(dollars in millions)
Direct costs
Three months ended:
Direct costs	$20.0	$23.7	(15)%
Percentage of total revenue	6.9%	7.2%
Nine months ended:
Direct costs	$62.4	$65.0	(4)%
Percentage of total revenue	6.5%	7.1%

    Direct costs decreased in absolute dollars and as a percentage of revenue in the third quarter and first nine months of fiscal 2001 compared to the same periods last year due to a decrease in shrink-wrapped product revenue and lower royalty costs.

OPERATING EXPENSES

	August 31, 2001	September 1, 2000	Change
	(dollars in millions)
Research and development
Three months ended:
Research and development	$54.2	$61.6	(12)%
Percentage of total revenue	18.6%	18.7%
Nine months ended:
Research and development	$169.5	$179.9	(6)%
Percentage of total revenue	17.5%	19.7%

    Research and development expenses decreased in the third quarter and first nine months of fiscal 2001 compared to the same periods last year primarily due to lower incentive compensation expenses. This decrease was partially offset by increased salaries expense related to headcount growth to support product development efforts.

    We plan to recruit key talent for our future growth and make significant investments in the development of our application software products. For the fourth quarter of fiscal 2001 we expect that research and development expenditures will increase in absolute dollars. We have targeted such expenditures to be between 19-20% of revenue for the fourth quarter of fiscal 2001.

	August 31, 2001	September 1, 2000	Change
	(dollars in millions)
Sales and marketing
Three months ended:
Sales and marketing	$95.4	$106.6	(11)%
Percentage of total revenue	32.7%	32.4%
Nine months ended:
Sales and marketing	$308.9	$288.0	7%
Percentage of total revenue	32.0%	31.7%

    Sales and marketing expenses decreased in absolute dollars in the third quarter of fiscal 2001 compared to the same period last year primarily due to a decrease in variable marketing expenses such as trade shows and advertising expenses, as well as a decrease in incentive compensation expenses.

    Sales and marketing expenses increased for the first nine months of fiscal 2001 compared to the same period last year, primarily due to higher marketing and advertising fees related to major product launches, such as Acrobat 5.0 and Photoshop Elements, and increased marketing activities for our Design Collection and Web Publishing Collection products. Sales and marketing expenses also increased in the first nine months of fiscal 2001 compared to the same period last year due to higher salary expenses related to headcount growth and increased technical support costs. These increases were partially offset by a decrease in incentive compensation expenses.

    We have targeted sales and marketing expenses to be between 33-34% of revenue for the fourth quarter of fiscal 2001.

	August 31, 2001	September 1, 2000	Change
	(dollars in millions)
General and administrative
Three months ended:
General and administrative	$26.0	$29.9	(13)%
Percentage of total revenue	8.9%	9.1%
Nine months ended:
General and administrative	$87.5	$84.6	3%
Percentage of total revenue	9.1%	9.3%

    General and administrative expenses decreased in the third quarter of fiscal 2001 compared to the same period last year due to a decrease in incentive compensation expenses and bad debt expense.

    General and administrative expenses increased in absolute dollars in the first nine months of fiscal 2001 compared to the same period last year, primarily due to higher salary and related benefit expenses as a result of headcount growth. In addition, there were also increases in facility and equipment related expenses and legal fees. These increases were partially offset by a decrease in incentive compensation expenses and bad debt expense.

    We have targeted general and administrative expenses to be approximately 9% of revenue for the fourth quarter of fiscal 2001.

	August 31, 2001	September 1, 2000	Change
	(dollars in millions)
Restructuring and other charges
Three months ended:
Restructuring and other charges	—	—	—
Percentage of total revenue	—	—
Nine months ended:
Restructuring and other charges	—	$5.6	(100)%
Percentage of total revenue	—	0.6%

    In the first nine months of fiscal 2000, we recorded restructuring and other charges of approximately $6.3 million related to the disposal of certain equipment and one-time litigation-related expenses. We also revised our estimates of the total costs associated with the fiscal 1999 and 1998 restructuring programs, resulting in an adjustment of approximately $0.7 million. The adjustment primarily reflects lower than estimated severance and related charges attributable to employees whose positions were eliminated as a result of the restructurings but who were able to find alternative employment within Adobe. The remaining adjustment was due to lower than expected charges related to vacating leased facilities.

	August 31, 2001	September 1, 2000	Change
	(dollars in millions)
Amortization of goodwill and purchased intangibles
Three months ended:
Amortization of goodwill and purchased intangibles	$3.6	$1.2	194%
Percentage of total revenue	1.1%	0.4%
Nine months ended:
Amortization of goodwill and purchased intangibles	$10.7	$3.6	195%
Percentage of total revenue	1.1%	0.4%

    Amortization of goodwill and purchased intangibles increased in the third quarter and first nine months of fiscal 2001 compared to the same periods last year due to the additional amortization related to the acquisition of Glassbook, Inc. in September 2000.

NONOPERATING INCOME, NET

	August 31, 2001	September 1, 2000	Change
	(dollars in millions)
Investment gain (loss)
Three months ended:
Investment gain (loss)	$(39.4)	$9.4	(520)%
Percentage of total revenue	(13.5)%	2.8%
Nine months ended:
Investment gain (loss)	$(87.5)	$21.8	(502)%
Percentage of total revenue	(9.1)%	2.4%

    During the third quarter of fiscal 2001, investment losses included other-than-temporary writedowns related to investments in Engage, Inc., Liquent, Inc. (formerly ESPS, Inc.), Avantgo, Inc., and Virage, Inc., as well as writedowns of privately-held companies, both totaling approximately $46.3 million. These investment losses were partially offset by gains from the sale of our investments totaling $2.9 million. We also recorded net investment gains related to Adobe Ventures investment activities totaling $4.0 million.

    In addition to the investment losses listed above, the first nine months of fiscal 2001 included other-than-temporary writedowns primarily related to investments in Liquent, Inc. (formerly ESPS, Inc.), Avantgo, Inc., Virage, Inc. and Tumbleweed Communications Corp. ("Tumbleweed"), and writedowns of privately-held companies, both totaling approximately $57.6 million. In addition, we also recorded net investment losses related to Adobe Ventures investment activities totaling $2.1 million. These additional losses were partially offset by gains from the sale of a portion of our investments in Tumbleweed, DigitalThink, Inc. and Digimarc Corporation, totaling approximately $11.6 million.

    During the third quarter of fiscal 2000, we recorded mark-to-market gains totaling $16.8 million primarily related to investments in AvantGo, Inc., ImageX.com, Digital Fountain, and Slam Dunk Networks, Inc. We also recorded a realized gain of approximately $1.5 million related to the sale of a portion of our investment in Tumbleweed. These gains were partially offset by a loss related to the writedown of our investment in eCircles, Inc., as well as expenses of Adobe Ventures, together totaling approximately $8.9 million.

    Additionally, the first nine months of fiscal 2000 included a realized gain of approximately $8.9 million related to the sale of a portion of our investment in Tumbleweed and mark-to-market adjustments totaling $4.7 million primarily related to investments in Virage, Inc., Impresse Corporation, Digimarc Corporation, and HAHT Software, Inc. These additional gains were primarily offset by investment losses related to mark-to-market adjustments of various other Adobe Venture investments and related expenses totaling approximately $1.2 million.

    We are uncertain of future investment gains and losses, as they are primarily dependent upon the operations of the underlying companies and the overall stock market environment.

	August 31, 2001	September 1, 2000	Change
	(dollars in millions)
Interest and other income
Three months ended:
Interest and other income	$6.7	$5.2	31%
Percentage of total revenue	2.3%	1.6%
Nine months ended:
Interest and other income	$17.1	$14.8	15%
Percentage of total revenue	1.8%	1.6%

    Interest and other income increased in the third quarter of fiscal 2001 compared to the same period last year primarily due to realized gains resulting from the sale of fixed income investments.

    Interest and other income increased in the first nine months of fiscal 2001 compared to the same period last year primarily due to higher average cash balances and a greater portion of investments in taxable securities. In addition, realized gains resulting from the sale of fixed income investments also contributed to the increase. The increase in interest and other income for the first nine months of fiscal 2001 was partially offset by foreign currency losses related to the implementation of SFAS 133.

    We have targeted interest and other income to be approximately $4.0 million in the fourth quarter of fiscal 2001.

	August 31, 2001	September 1, 2000	Change
	(dollars in millions)
Provision for income taxes
Three months ended:
Provision for income taxes	$19.8	$42.2	(53)%
Percentage of total revenue	6.8%	12.8%
Effective tax rate	33.0%	35.0%
Nine months ended:
Provision for income taxes	$84.4	$112.3	(25)%
Percentage of total revenue	8.7%	12.3%
Effective tax rate	33.0%	35.0%

    Our effective tax rate decreased in the third quarter and first nine months of fiscal 2001 compared to the same periods last year due to tax benefits associated with a restructuring of our international operations. We expect our effective tax rate in the fourth quarter of fiscal 2001 to be approximately 33%.

Factors That May Affect Future Results of Operations

    We believe that in the future our results of operations could be affected by various factors, including:

  •
  adverse changes in general economic conditions in any of the countries in which we do business, including the recent slow-down affecting the U.S., Europe, Japan, and potentially other geographic areas

  •
  adverse economic impact of the recent national tragedy on September 11, 2001

  •
  delays in shipment of our new products and major new versions of existing products

  •
  weakness in the professional web layout and web animation markets

  •
  lack of market acceptance of new products and upgrades

  •
  introduction of new products by major competitors

  •
  weakness in demand for application software and printers

  •
  lack of growth in worldwide personal computer and printer sales and downward sales price adjustments

  •
  renegotiation of royalty arrangements

  •
  consolidation in the OEM printer business

  •
  ongoing weakness in our printing business due to product transitions

  •
  industry transitions to new business and information delivery models

  •
  market risks associated with our equity investments (as discussed later under "Quantitative and Qualitative Disclosures about Market Risk")

    We have stated that we are targeting our revenue for the fourth quarter of fiscal 2001 to be at $310 to $320 million. We have also stated the following operating model targets for the fourth quarter of fiscal 2001: gross margin of 93%, operating profit margin of 31%, research and development expenses at 19-20% of revenue, sales and marketing expenses at 33-34% of revenue, and general and administrative expenses at 9% of revenue. We have stated that we expect our share count to be between 246 to 248 million shares, which collectively results in a proforma earnings per share target range of $0.27 to $0.28 in the fourth quarter of fiscal 2001. Based on the projected use of cash to buy back shares under existing contracts, we are targeting other income to be approximately $4.0 million in the fourth quarter of fiscal 2001. Finally, we have stated an effective tax rate target for the fourth quarter of fiscal 2001 of 33%.

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

  •
  headcount increases

    These and many other factors described in this report affect our financial performance and may cause our future results, including results for the current quarter, to vary materially from these targets. In particular, the recent slow-down in some geographic areas, primarily in the U.S., Europe, and Japan, has affected all of our product segments and may adversely affect our ability to achieve our revenue target, and we are unable to assess the potential impact of the recent national tragedy on September 11, 2001. The slow-down has also affected our hiring plans; we will hire significantly fewer than our original target of 1,000 employees during fiscal 2001 in light of this factor. We attribute this slow-down, which is affecting all of our product segments, to weakening economic conditions. These adverse economic conditions in the U.S., Europe, Japan, and potentially other geographic markets may continue in the short term, and they may continue to adversely affect our revenue and earnings. Although there were also adverse conditions in other countries, the countries affected represent a much smaller portion of our revenue and thus have less impact on our operational results. Furthermore, if the economic slow-down worsens or spreads to other geographic areas where we do business, it would likely cause our future results, including results for the fourth quarter of fiscal 2001, to vary materially from our targets.

    We plan to recruit key talent for our future growth; however, our headcount increases will not reach our planned level of 1,000 for fiscal 2001 due to the economic slow-down in some geographic areas, especially in North America, Europe, and Japan. These plans to continue to invest in certain areas will require us to continue to hire additional employees. Competition for high-quality personnel, especially highly skilled engineers, is extremely intense. Our ability to effectively manage this growth will require us to continue to improve our operational and financial controls and information management systems, and to attract, retain, motivate, and manage employees effectively; otherwise our business could be seriously harmed.

    We currently rely on five turnkey assemblers of our products, located in each major region we serve. One of our U.S. turnkeys, as reported in our first quarter 10-Q of fiscal 2001, continues under Chapter 11 protection, although we believe we are effectively managing this relationship. If any turnkey assembler terminates its relationship with us, or if our supply from any turnkey is interrupted or terminated for any other reason, we may not have enough time or be able to replace the supply of products manufactured by that turnkey assembler to avoid serious harm to our business.

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

    We distribute our application products primarily through distributors, resellers, and retailers (collectively referred to as "distributors"). A significant amount of our revenue for application products is from two distributors. One of these distributors recently restructured its operations, reducing the number of facilities it operates, including those handling Adobe products, which may harm our operating results. In addition, we have revised our channel program to reduce the overall number of our distributors worldwide and focus our channel efforts on larger distributors. This revision of the channel program has resulted in an increase in our dependence on a smaller number of distributors selling through a larger amount of our products. Additionally, one of our goals is to increase our direct distribution of our products to end users through our online store located on our Web site at www.adobe.com. Any such increase in our direct revenue efforts will place us in increased competition with our channel distributors and with newer types of distribution of our products by online, Internet-based resellers of our products. While we anticipate that the restructuring and streamlining of our product distribution channels and the increase in the scope of our direct sales efforts will eventually improve our business by decreasing discounts or rebate programs provided to distributors, decreasing product returns, and shortening inventory cycles, these changes could instead seriously harm our business.

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

    Revenue from our OEM PostScript and Other segment experienced a 24% decline in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000, primarily as a result of a decline in revenue from the licensing of Adobe PostScript technology. We expect this segment to continue to decline in the fourth quarter of fiscal 2001 relative to the fourth quarter of fiscal 2000, which may harm our business depending on the magnitude of the decline. The continuing weakness in the economy is contributing to the decrease in revenue for the monochrome laser printers market in addition to the decline in average selling prices of monochrome laser printers and the increasing use of inkjet printers. In addition, the loss of royalty revenue from HP's desktop monochrome laser printer division, which has been incorporating a clone version of Adobe PostScript technology in some printers, has resulted in lower licensing revenue to us over the past three years. Even though we continue to work with HP printer operations to incorporate Adobe PostScript and other technologies into other HP products, we expect continued lower revenue in this segment from HP. If other significant partners also decide to incorporate a clone version instead of Adobe PostScript technology, it could seriously harm our business. Further, OEM partners on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us.

    We hold equity investments that have recently experienced significant declines in market value. We also have investments, and may continue to make future investments, in several privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development are typically in the early stages and may never materialize. Our investment activities can impact our net income. In the first, second, and third quarters of 2001, we recorded pre-tax losses from marketable securities and other investments in privately held companies of $17.0, $31.0, and $39.4 million, respectively, compared to pre-tax gains in the first, second, and third quarters of 2000 of $4.7, $7.7, and $9.4 million, respectively. These amounts reflect net realized gains and losses on sales of certain marketable securities, unrealized gains and losses due to changes in valuation of securities in the Adobe Venture funds which we account for using the equity method, and charges to reflect other-than-temporary declines in value of our available-for-sale and privately-held equity investments. In the first nine months of fiscal 2001, decreases in the market prices of these securities resulted in a significant reduction in our pre-tax income, and future price fluctuations in these securities and any significant long-term declines in value could reduce our net income in future periods. We are uncertain of future investment gains and losses, as they are primarily dependent upon the operations of the underlying investee companies.

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

    We derive a significant portion of our revenue and operating income from our customers located in Europe, Japan, Asia Pacific, and Latin America. We generally experience lower revenue from our European operations in the third quarter because many customers reduce their purchasing activities in the summer months. Additionally, we are uncertain whether the recent weakness experienced in Europe, Asia Pacific and Latin America markets will continue in the foreseeable future due to possible currency devaluation and liquidity problems in these regions. While most of the revenue of our European subsidiaries has in the past been denominated in U.S. dollars, for fiscal 2001 we began to denominate revenue in euros in certain European countries. In addition, the majority of our revenue derived from Japan is denominated in yen, and the majority of all our subsidiaries' operating expenses are denominated in their local currencies. As a result, our operating results are subject to fluctuations in foreign currency exchange rates. To date, the financial impact of such fluctuations has not been significant. Our hedging policy attempts to mitigate some of these risks, based on our best judgment of the appropriate trade-offs among risk, opportunity, and expense. We have established a hedging program to hedge our exposure to foreign currency exchange rate fluctuations, primarily of the Japanese yen and the euro. We regularly review our hedging program and will make adjustments based on our best judgment. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

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

    We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the American Institute of Certified Public Accountants (the "AICPA"), the Securities and Exchange Commission (the "SEC"), and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even affect the reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including:

  •
  rules relating to software revenue recognition

  •
  purchase and pooling of interest accounting for business combinations

  •
  the valuation of in-process research and development

  •
  employee stock purchase plans

  •
  stock option grants

  •
  goodwill and other intangible assets accounting

have recently been revised or are under review by one or more of these groups. Changes to these rules or the questioning of current practices may have a significant adverse effect on our reported financial results or in the way in which we conduct our business.

    New FASB guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. On July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") that establishes a new standard for accounting for goodwill acquired in a business combination. This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as previously required by APB Opinion No. 17, Intangible Assets. Under the Statement, goodwill will be separately tested for impairment using a fair-value-based approach. Any required goodwill impairment charges will be presented as a separate line item within the operating section of the income statement. The shift from an amortization approach to an impairment approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after June 30, 2001. We are currently evaluating the impact of this Statement on our financial position and are planning to adopt this standard beginning in fiscal year 2003, as required. It is possible that in the future, we may incur less frequent, but larger, impairment charges related to the goodwill already recorded, as well as goodwill arising out of potential future acquisitions.

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

  Recent Accounting Pronouncements

    In April 2001, the EITF reached a consensus on Issue No. 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services," which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. We are required to adopt this EITF in the first quarter of fiscal 2002. We do not expect the adoption of Issue No. 00-25 to have a material impact on our financial position or results of operations.

    During July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement requires all business combinations to be accounted for using the purchase method accounting and redefines goodwill and other intangibles that should be recognized separate from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

    During July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS 142 is effective for those transactions. We will adopt SFAS 142 beginning in our fiscal year 2003. We are currently evaluating the impact of SFAS 142 on our financial statements and related disclosures.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

	August 31, 2001	December 1, 2000	Change
	(dollars in millions)
Cash, cash equivalents and short-term investments	$575.9	$679.9	(15)%
Working capital	$492.8	$563.3	(13)%
Stockholders' equity	$669.9	$752.5	(11)%

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

    Our cash, cash equivalents, and short-term investments decreased $104.0 million, or 15%, from December 1, 2000, primarily due to the purchase of treasury stock in the amount of $384.2 million, the purchase of long-term investments and other assets for $26.4 million, capital expenditures of $37.7 million, and the payment of dividends totaling $9.0 million. In addition, our short-term investments decreased due to the writedown of certain short-term marketable equity investments totaling $49.0 million and the sale of marketable equity investments with a cost basis of $11.3 million.

    These decreases were partially offset by cash generated from operations of $289.8 million and proceeds from the issuance of treasury stock related to the exercise of stock options under our stock option plans and sale of stock under the Employee Stock Purchase Plan of $92.1 million. Another source of cash included proceeds from the sale of third parties' equity securities of $31.4 million.

    We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to purchase treasury stock and acquire companies, products, or technologies that are complementary to our business.

    We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for the first, second, and third quarters of fiscal 2001. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

  Stock Repurchase Program I—On-going Dilution Coverage

    To facilitate our stock repurchase program, which is designed to minimize dilution from employee stock plans, we sold put warrants to independent third parties in the third quarter of fiscal 2001. Each put warrant entitles the holder to sell one share of Adobe's common stock to Adobe at a specified price for cash or stock at Adobe's option. As of August 31, 2001, approximately 0.5 million put warrants were outstanding that expire in October 2001, with an average exercise price of $41.24 per share.

    In addition, we purchased call options from independent third parties that entitle us to buy shares of our common stock on certain dates at specified prices. As of August 31, 2001, approximately 0.4 million call options were outstanding that expire in October 2001, with an average exercise price of $44.58 per share.

    During the first nine months of fiscal 2001, we repurchased approximately 5.4 million shares at a cost of $297.8 million. In fiscal 2000, we repurchased 7.2 million shares at a cost of $255.5 million.

  Stock Repurchase Program II—Additional Authorization above Dilution Coverage

    In April 1999, the Board authorized a 5.0 million share repurchase program, which allows us to enter into contracts to repurchase shares during future quarters by selling put warrants and buying call options. During the first quarter of fiscal 2001, approximately 4.9 million put warrants were written and 3.5 million call options were purchased at prices ranging from $32.60 to $39.58. As of August 31, 2001, approximately 2.3 million put warrants remain outstanding that expire on various dates through October 2001, with an average exercise price of $35.06 per share, and approximately 1.6 million call options remain outstanding that expire on various dates through October 2001, with an average exercise price of $37.83 per share. During the first nine months of fiscal 2001, we repurchased approximately 2.4 million shares at a cost of $86.4 million. We did not repurchase any shares under this program in fiscal 2000.

    In addition to the April 1999 5.0 million share repurchase program, our Board of Directors authorized in March 2001, subject to certain business and market conditions, the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. We have not made any purchases under this 5.0 million share repurchase program.

  Combined Programs

    As of August 31, 2001, approximately 2.8 million put warrants were outstanding that expire on various dates through October 2001, with an average exercise price of $36.24 per share and approximately 2.0 million call options were outstanding that expire on various dates through October 2001, with an average exercise price of $39.10 per share.

    Our put and call option contracts provide that we, at our option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

Commitments

    Our principal commitments as of August 31, 2001 consists of obligations under operating leases, a line of credit agreement, venture investing activities, and various service agreements.

    We believe that if our line of credit is canceled or amounts are not available under the line of credit, there would not be a material adverse effect on our financial results, liquidity, or capital resources.

    Under the terms of the line of credit and the lease agreement, we may pay cash dividends unless an event of default has occurred or we do not meet certain financial ratios.

    In September 2001, the Company entered into a real estate financing agreement for the construction of an office building in downtown San Jose, California, which includes a five year operating lease agreement beginning in 2003. At the end of the lease term, the Company will have the option to purchase the building for an amount equal to the property cost. In the event the Company elects not to purchase the building, the Company is obligated to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the property cost, up to the maximum amount, as set forth in the lease, which would preclude classification of the lease as an operating lease.

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

  Equity Investments

    We are exposed to equity price risk on our portfolio of equity securities. As of August 31, 2001, our total equity holdings in publicly traded companies were valued at $36.7 million compared to $90.2 million at December 1, 2000, a decrease of 59%. We believe that it is reasonably possible that the prices of these securities could experience further adverse changes in the near term. We have a policy in place to review our equity holdings on a regular basis to evaluate the economic viability of these publicly traded companies, which includes, but is not limited to, reviewing each of the companies' cash positions, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary impairment exists in one of our equity investments in these publicly traded companies, it is our policy to write down these equity investments to the market value.

  Equity Forward Contracts

    We also have a policy to hedge a certain portion of our equity holdings in publicly traded companies. There are no hedges of equity holdings in place as of August 31, 2001.

  Fixed Income Investments

    At August 31, 2001, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $261.0 million compared to $369.7 million at December 1, 2000, a decrease of 29%. These securities are subject to interest rate fluctuations. Changes in interest rates could adversely affect the market value of our fixed income investments.

    We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We do, however, limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum duration of all portfolios is limited to 2.3 years. The guidelines also establish credit quality standards, limits on exposure to any one security issue, limits on exposure to any one issuer, and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines, we do not expect the exposure to interest rate risk and credit risk to be material.

  Privately Held Investments

    We have direct and indirect investments in several privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development are typically in the early stages and may never materialize, we could lose a substantial part of or our entire initial investment in these companies.

    We have a policy in place to review privately-held investments on a regular basis to evaluate the economic viability of these companies, which includes, but is not limited to, reviewing each of the companies' cash positions, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we believe that a privately-held company is carried at an amount in excess of fair value, it is our policy to write the investment down to an estimated fair market value.

    Please refer to our market risk disclosures in our 2000 Annual Report filed on Form 10-K for a more detailed discussion of quantitative and qualitative disclosures about market risk.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On August 10, 2000, Adobe filed suit in the U.S. District Court of Delaware against Macromedia, Inc. ("Macromedia") for infringement of U.S. Patent No. 5,546,528 relating to Adobe's tabbed palette patent. On September 18, 2000, Adobe amended its complaint to include an additional claim of infringement of U.S. Patent No. 6,084,597 relating to a method of rasterizing and rendering complex layered compositions in a movie. The complaint seeks a declaratory and injunctive relief as well as actual and treble damages. Macromedia denies it infringes Adobe's patents in its answer to Adobe's amended complaint.

    On September 27, 2000, Macromedia filed counterclaims in the U.S. District Court of Delaware for infringement of U.S. Patent No. 5,467,443, relating to changing of blended elements and U.S. Patent Nos. 5,151,998 and 5,204,969, which relates to visual editing of sound waveforms. We believe that the allegations against Adobe are without merit and intend to vigorously defend ourselves and pursue our original complaint. The counterclaim seeks a declaratory and injunctive relief as well as actual and treble damages. This case is currently in the discovery phase. The court has set a trial date for April 29, 2002. Adobe has denied Macromedia's counterclaims in its answer to Macromedia's counterclaims.

    On February 6, 1996, a securities class action complaint was filed against Adobe, certain of its officers and directors, certain former officers of Adobe and Frame Technology Corporation ("Frame"), Hambrecht & Quist, LLP ("H&Q"), investment banker for Frame, and certain H&Q employees, in connection with the drop in the price of Adobe stock following its announcement of financial results for the quarter ended December 1, 1995. The complaint was filed in the Superior Court of the State of California, County of Santa Clara. On May 11, 2001, Adobe signed an agreement to settle the suit. The settlement was paid in full by insurance in June 2001, and Adobe and its insurers will split the defense costs. The Court approved the settlement in August 2001.

    Management believes that the ultimate resolution of these matters will not have a material impact on our financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Index to Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.2.11	Amended and Restated Bylaws as currently in effect	10-Q	7/16/01	3.2.11
3.4	Agreement and Plan of Merger effective 5/30/97 (by virtue of a reincorporation), by and between Adobe Systems Incorporated, a California corporation and Adobe Systems (Delaware) Incorporated, a Delaware corporation	10-Q	05/30/97	2.1
3.6	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
4.2	Fourth Amended and Restated Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
10.1.6	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.21.3	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.24	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.25.0	Form of Indemnity Agreement*	10-K	11/30/90	10.17.2
10.25.1	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.36	1996 Outside Directors Stock Option Plan*	10-Q	05/31/96	10.36
10.40	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.42	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.44	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.48	Letter of Release and Waiver*	10-K	11/27/98	10.48
10.51	Amended 1997 Employee Stock Purchase Plan*	S-8	6/21/99	10.51
10.52	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52
10.53	Amended, Restated and Consolidated Master Lease of Land and Improvements by and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.54	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54
10.55	1999 Nonstatutory Stock Option Plan*	S-8	9/15/99	4.6
10.56	Note Secured by Deed of Trust and Promissory Note*	10-K	12/3/99	10.56
10.57	Confidential Executive Resignation Agreement And General Release of Claims*	10-K	12/3/99	10.57
10.58	Technical Support Agreement†	10-K	12/1/00	10.58
10.59	Turnkey Agreement, Europe†	10-Q	3/3/00	10.59

10.60	European Logistical Services Agreement†	10-K	12/1/00	10.60
10.61	North America Logistical Agreement†	10-Q	3/3/00	10.61
10.62	Turnkey Agreement, Adobe Program Packages†	10-Q	3/3/00	10.62
10.63	1996 Outside Directors' Stock Option Plan, as amended*	S-8	6/16/00	4.7
10.64	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.65	Amendment to the European Logistical Services Agreement †	10-Q	9/1/00	10.65
10.66	Credit Agreement among Adobe Systems Incorporated, Lenders Named therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.66
10.67	Amendment No. 1 to 1999 Credit Agreement among Adobe Systems Incorporated, Lenders Named Therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.67
10.68	Amendment No. 1 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	7/16/01	10.68
10.69	Amendment No. 2 to Amended, Restated, and Consolidated Master Lease of Land and Improvements between Adobe Systems, Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	9/1/00	10.68
10.70	1999 Nonstatutory Stock Option Plan, as amended*	S-8	12/22/00	4.6
10.71	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.72	1999 Nonstatutory Stock Option Plan, as amended*	S-8	3/15/01	4.7
10.73	Extension of European Logistical Services Agreement	10-Q	4/13/01	10.72
10.74	Extension of North American Logistical Services Agreement	10-Q	4/13/01	10.73
10.75	Amendment No. 1 to Technical Support Agreement †	10-Q	4/13/01	10.74
10.76	1996 Outside Directors Stock Option Plan, as amended	10-Q	7/16/01	10.75

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

Date: October 11, 2001

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

QuickLinks

TABLE OF CONTENTS
ADOBE SYSTEMS INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)
ADOBE SYSTEMS INCORPORATED CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
ADOBE SYSTEMS INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
ADOBE SYSTEMS INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share data)
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
PART II—OTHER INFORMATION
SIGNATURE
SUMMARY OF TRADEMARKS