Form 10-K
period 2001-11-30
ADOBE SYSTEMS INC
filed 2002-02-21
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

0-15175
(Commission file number)

ADOBE SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0019522 (I.R.S. Employer Identification No.)
345 Park Avenue, San Jose, California (Address of principal executive offices)	95110-2704 (Zip Code)

(408) 536-6000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [    ]

        The aggregate market value of the common stock held by non-affiliates of the registrant as of January 25, 2002 was $7,941,041,154.

        The number of shares outstanding of the registrant's common stock as of January 25, 2002 was 236,763,372.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Notice of Annual Meeting of Stockholders to be held on April 11, 2002 are incorporated by reference into Part III.

Forward-Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2002. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

Item 1.    Business

        Founded in 1982, Adobe Systems Incorporated ("Adobe") builds award-winning software solutions for network publishing, including Web, print, ePaper, video, wireless and broadband applications. Its graphic design, imaging, and dynamic media authoring tools enable customers to create, manage, and deliver visually rich, reliable content. We license our technology to major hardware manufacturers, software developers, and service providers, and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, and original equipment manufacturers ("OEM"); direct to end users through Adobe call centers; and through our own Web site at www.adobe.com. We have operations in the Americas; Europe, Middle East, and Africa ("EMEA"); and Asia. Our software runs on Microsoft Windows, Apple Macintosh, Linux, UNIX, Palm OS, and Pocket PC platforms.

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

        Our strategy is to address the needs of graphic designers; professional print, cross-media, and Web publishers; dynamic media artists; communicators and workers within businesses and governments; IS technologists and developers; hobbyists; and consumers. We execute on this strategy by delivering products that support industry standards and that can be deployed on multiple computing environments, including Microsoft Windows, Apple Macintosh, Linux, UNIX, Palm OS, and Pocket PC platforms.

PRODUCTS AND MARKETS OVERVIEW

        Due to a change in business strategy and organizational structure, we have realigned our business segments beginning in the first quarter of fiscal year 2002. A newly named Graphics segment will in the future replace the former Web Publishing segment and will include Adobe Illustrator. The Adobe GoLive and Web Collection products will be reported in the Cross-media Publishing segment. For more information on our old and new segment reporting, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 16 of our Notes to Consolidated Financial Statements.

        Beginning in fiscal 2002, we categorize our products into the four principal business segments as follows:

Graphics

  Graphics Market Opportunity

        The Graphics segment consists of powerful software products used by creative professionals to create visually rich information. These creative professionals are graphic designers, photographers, Web content creators, and multimedia, film, and video producers who work in industries such as advertising, marketing communications, graphic design, printing, publishing, architecture, fine arts, Web design/consulting, and entertainment. They use Adobe's illustration, digital imaging, and digital video software to create visually rich content found in communication media such as books, newspapers, magazines, Web sites, brochures, movies, and television. The digital content they create, which includes graphics, video, photographic images, streaming media, animations, and textual items, are created with our software tools in order to make their work stand out and to differentiate their companies' products and services from their competitors.

        As the use of digital photography and digital video cameras grow, we believe creative professionals throughout the world will continue to require software solutions to edit, enhance, and manage their digital photographs and digital videos. We also believe business and hobbyist users will need digital imaging and digital video software as more people utilize digital cameras and digital camcorders.

        In addition, we anticipate that companies will need easier-to-use methods for dynamically populating printed marketing-related materials and Web pages with information stored in databases or data that changes rapidly and comes from multiple sources.

        We have responded to these market opportunities by delivering several new releases of our Graphics software applications. In January of fiscal 2001, we released Adobe Premiere version 6.0, which is an updated release of our professional digital video editing tool. In April of fiscal 2001, we released version 1.0 of our Adobe Photoshop Elements product, which is a new software tool that offers unique features designed specifically for amateur photographers, hobbyists, and business users who want an easy-to-use, yet powerful, digital imaging solution. Also in April of fiscal 2001, we released version 5.0 of our Adobe After Effects product, which includes enhanced capabilities for creation of motion graphics and visual effects for film, video, multimedia, and the Web.

        In September of fiscal 2001, we introduced a new product called Adobe AlterCast, which is server software that helps companies deliver compelling visual materials on frequently updated printed materials and Web sites by automating the creation and the reuse of images. AlterCast helps reduce the time it takes to reuse the images for use in different media and enables users to reuse existing images by automatically generating variations based on different color modes, sizes, resolutions, and file types.

        In November of fiscal 2001, we released version 10.0 of our Adobe Illustrator product, which includes support for Mac OS X, enhanced creative options, and powerful tools for efficiently publishing artwork on the Web and in print.

        We expect to increase our worldwide presence in illustration, digital imaging, and digital video software markets with new software releases and updates as these markets continue to grow. We have announced plans to introduce new versions of our Adobe Photoshop, Adobe GoLive, Adobe LiveMotion, Adobe Premiere, and Adobe After Effects products in fiscal 2002. We will also strive to continue growing our retail presence for Photoshop Elements in order to gain market share in the growing mid-range digital imaging software market. Finally, we intend to focus on developing products for new and emerging software markets such as digital image management and DVD authoring.

  Graphics Products

        Adobe After Effects—software used to create sophisticated animation, motion compositing, and special effects found in multimedia, television broadcast, film, and the Web.

        Adobe AlterCast—new imaging server software used to maintain digital graphics and images on frequently updated content, such as Web sites and printed catalogs, by automating the creation and the reuse of images; integrates with content management and e-commerce systems, and eliminates the tedious manual tasks of refining and reformatting images for specific purposes.

        Adobe Atmosphere—a new software tool for authoring graphically rich, immersive, three dimensional worlds that viewers on the Web can figuratively enter and interact in; provides a platform for creating realistic and immersive environments that offer a revolutionary approach to content, Web navigation, community, and communication.

        Adobe Dimensions—a 3D rendering tool for life-like modeling and visualization; brings 2D structures into 3D and applies textured surfaces, custom lighting effects and more.

        Adobe Digital Video Collection—suite of four integrated application products that allows users to produce professional-quality video, film, multimedia, and Web projects; includes Adobe After Effects, Adobe Premiere, Adobe Photoshop, and Adobe Illustrator.

        Adobe Illustrator—an illustration design tool used to create compelling graphic artwork for print publications and the Web.

        Adobe LiveMotion—a software tool that allows professional designers to create two-dimensional Web animations; it provides designers with a rich set of content creation tools for creating both vector and raster graphics in one application for increased productivity.

        Adobe PhotoDeluxe—software that allows consumers and small businesses to easily enhance and personalize their photos for a wide variety of applications in print and electronic media.

        Adobe Photoshop—provides photo design enhancement capabilities for print, the Internet, and multi-media; used by graphic designers, Internet content creators, Web designers, video professionals, and digital photographers.

        Adobe Photoshop Elements—offers unique, easy-to-use, powerful image-editing tools designed specifically for amateur photographers, hobbyists, and business users who want to create professional-quality images for print and the Web.

        Adobe Premiere—professional digital video-editing software used to create broadcast-quality movies for video, film, multimedia, and streaming over the Web.

        Adobe Streamline—converts scanned bitmap images and shapes into smooth PostScript line art.

        Adobe SVG Viewer—a plug-in for Web browsers that allows users to view Web graphics created in Scalable Vector Graphics ("SVG") format.

  Cross-media Publishing

  Cross-media Publishing Market Opportunity

        Graphic designers, production artists, technical writers, Web designers, and prepress professionals use Adobe's solutions for professional page layout, Web publishing, business publishing, and printing visually rich information. Our software tools are used to create much of the printed and on-line information people see and read every day, including magazines, newspapers, Web sites, catalogs, advertisements, brochures, product documentation, technical manuals, books, eBooks, memos, reports, and banners.

        We believe that Cross-media Publishing customers have an increased demand for integrated publishing workflows, a need to dynamically deliver personalized content and to deliver the same content to different output mediums and devices, and they therefore must structure and manage their content in formats such as eXtensible Markup Language ("XML"). The need for integrated publishing workflows was the major driver for the change in our business segments beginning in fiscal year 2002.

        We have responded to the needs of our customers by delivering several new releases of our Cross-media Publishing software applications. In January of fiscal 2001, we released a new version of Adobe InDesign for the Japanese market called Adobe InDesign-J. InDesign-J was developed to specifically address the unique requirements of the Japanese professional publishing market. In April of fiscal 2001, we shipped Adobe Content Server 2.0, which enables encryption and distribution of Adobe PDF-based eBooks. In July of fiscal 2001, we shipped version 7.0 of PageMaker, which is our page layout program for business, education, and small-and home-office professionals.

        Finally, in October of fiscal 2001, we announced availability of Adobe Studio, which is a new design network for creative professionals. Adobe Studio consists of a free area offering design-related content and Adobe DesignTeam, a subscription-based collaboration service.

        We expect to maintain and grow our worldwide presence in the professional publishing markets in which we compete and increase our market share in the professional page layout market through licensing and adoption of our InDesign product. We will also work to tightly integrate our products with each other, providing cross-media professionals a complete and creative working environment. We plan to continue to provide solutions that help publishers of printed material reuse and repurpose their information to output formats beyond that of print.

  Cross-media Publishing Products

        Adobe Acrobat InProduction—a new application built for print production professionals that contains professional tools for PDF print production; increases productivity using a tightly integrated toolset that enables you to control preflight, color separations and conversions, and trim/bleed and trapping parameters within Adobe PDF files.

        Adobe Content Server—an easy-to-use, all-in-one system for publishers, distributors, retailers, and individual authors to prepare, secure, and license eBooks.

        Adobe Design Collection—suite of four award-winning application products that allows consumers to create and produce professional images, illustrations, and layouts, and to publish documents across media; includes Adobe InDesign, Adobe Photoshop, Adobe Illustrator, and Adobe Acrobat.

        Adobe Acrobat eBook Reader—software that displays Adobe PDF-based eBooks in full color with the high quality and careful design found in printed books.

        Adobe Font Folio—contains the entire Adobe Type Library of more than 2,750 typefaces on two CD-ROMs, unlocked and ready to use.

        Adobe FrameMaker—an application for authoring and publishing long, structured, content-rich documents including books, documentation, technical manuals, and reports; provides users a way to publish their content to multiple output formats, including print, Adobe Portable Document Format ("PDF"), Hypertext Markup Language ("HTML"), XML, and Microsoft Word.

        Adobe FrameMaker+SGML—integrates all of the capabilities of FrameMaker with additional features designed to simplify the Standard Generalized Markup Language ("SGML") and XML authoring and publishing processes.

        Adobe GoLive—professional Web design and publishing software that provides innovative tools Web authors require to design, layout, and produce cutting-edge Web sites without the need for complex multimedia programming.

        Adobe InCopy—a powerful editorial tool for smooth collaboration between writers, editors, and copy-fitters; InCopy is a companion to Adobe InDesign and is licensed through Adobe's system integrator partners servicing the professional publishing market.

        Adobe InDesign—an innovative page-layout application for publishing professionals; based on a new, open, object-oriented architecture that is highly extensible, it enables Adobe and its industry partners to deliver powerful publishing solutions.

        Adobe PageMaker—software used to create high-quality business documents simply and reliably with robust page layout tools, templates, and stock art.

        Adobe PDF Transit—a Software Development Kit that enables print providers to develop streamlined, reliable, and secure Adobe PDF-based workflows that begins at their customers' desktops and extends across the Internet to a printing device.

        Adobe PressReady—powerful printing software used by professionals and based on Adobe PostScript 3; allow professionals to proof their jobs on inkjet printers.

        Adobe Publishing Collection—suite of four award-winning application products that allows business users to create visually compelling print and online communication; includes Adobe PageMaker, Adobe Photoshop, Adobe Illustrator, and Adobe Acrobat.

        Adobe Studio—a new Web site service that provides a creative design network for Web and print professionals; includes tips, galleries, and online resources, and a set of subscription services that offer a virtual workspace where users manage projects, collaborate online, and share and deliver files in a secure environment that is tightly integrated with Adobe applications.

        Adobe Type Basics—includes Adobe's 65 best-selling typefaces, plus Adobe Type Manager; makes it easy to create beautiful text for print, Web, and video projects.

        Adobe Type Library—offers for individual licensing over 2,500 Roman and almost 100 Japanese high-quality outline typefaces that are used by graphics professionals and Internet content creators worldwide.

        Adobe Type Manager—provides powerful, easy management of all PostScript Type 1, OpenType, and TrueType fonts.

        Adobe Web Collection—a comprehensive, integrated software suite that allows users to design still and interactive Web graphics and animations, optimize graphics for efficient downloading, and build dynamic Web sites that support the latest technology and standards; includes Adobe GoLive, Adobe Illustrator, Adobe LiveMotion, and Adobe Photoshop.

ePaper Solutions

  ePaper Solutions Market Opportunity

        A significant opportunity exists to enable intelligent integration of paper and digital document communications with fidelity and reliability in corporations, governments, and education. Adobe Acrobat software, which contains annotation, collaboration, digital signature, Web capture, and security features, is the cornerstone of Adobe's ePaper Solutions platform. We believe our Acrobat product delivers unique functionality and capabilities that are required in several markets.

        Adobe ePaper Solutions, which also includes Adobe Acrobat Reader and Adobe Portable Document Format ("PDF"), enables users to transition from a paper-based to an electronic workflow. Companies in markets such as aerospace, financial services, government, insurance, legal, and pharmaceutical—those with paper-intensive processes—use Adobe ePaper Solutions to ensure that their electronic documents are delivered reliably and securely and can be viewed by the recipient in the exact form that the originator intended. Companies can reduce paper and storage costs through the use of our ePaper Solutions and can realize productivity and time-to-market gains.

        We have distributed more than 400 million copies of Acrobat Reader. The adoption of the PDF format by many industries and governments worldwide have contributed to its widespread use. We had a significant increase in revenue from Adobe ePaper Solution products in 2001 due to increased licensing of our Adobe Acrobat product.

        Based on the growth of online business processes, the increasing government requirements for paper reduction, and the desire of enterprise customers to lower expenses through the leverage of previous Internet and Intranet investments, Adobe has increased its investment in the ePaper business.

        In April 2001, we released version 5.0 of Adobe Acrobat. The new version includes tighter Web integration, support for industry standard protocols like Open DataBase Connectivity ("ODBC") that connect Adobe PDF forms with back-end databases, and easier data exchange in Adobe PDF files through support for XML.

        We also shipped a new ePaper product called Acrobat Approval in August of fiscal 2001. Approval allows corporate customers, government agencies and solution providers to deploy cost-effective electronic forms solutions based on Adobe PDF. It enables users to easily fill-in, spell-check, digitally sign, save, and submit eForms that have been created using Acrobat software.

        We believe that our ePaper products will help companies integrate legacy paper documents, forms, output from office and database applications, and other paper-based communication devices (such as faxes, letters, air courier shipments, and e-mails) so that companies and governments can use the Internet, intranets, and extranets as safe, secure, and reliable communication and collaboration platforms. In fiscal 2002, we plan to expand our marketing programs, and our enterprise sales, service, and support channels, to meet the needs of our ePaper customers and to grow our ePaper revenue.

  ePaper Solutions Products

        Adobe Acrobat—software that allows users to publish and distribute business documents using corporate e-mail and intranets, the Internet, or CD-ROM. Enables users to easily convert files from almost any application to Adobe PDF, a compact cross-platform electronic format that generally preserves layout, fonts, colors, and images. Adobe Acrobat software includes everything needed to create and distribute rich electronic documents that can be viewed easily within leading Web browsers.

        Adobe Acrobat Approval—a new application that enables business workgroup users to quickly fill in, save, and approve electronic forms, marketing materials, and other documents that have been created as interactive PDF files.

        Adobe Acrobat Capture—enables conversion of legacy paper-based documents into indexable, searchable, platform-independent electronic PDF files for archiving and distribution purposes.

        Adobe Acrobat Distiller Server—server-based software that provides workgroups with a centralized solution for converting PostScript files to Adobe PDF; gives IT and creative professionals the power of increased productivity and the assurance of consistent, high-quality output.

        Adobe Acrobat Messenger—software that works with a scanner or digital copier and is designed for workgroups and departments to transform paper documents into electronic Adobe PDF files and deliver them via e-mail, Web, or fax; allows users to preview their documents on screen, crop or rotate pages, and add electronic annotations.

        Adobe Acrobat Reader—free software for reliably viewing and printing Adobe PDF files on all major computer platforms, including Microsoft Windows, Apple Macintosh, Linux, UNIX, Palm OS and Pocket PC-based devices.

        Adobe Document Server—server-based software that lets users view Adobe PDF files within a Web browser without requiring Adobe Acrobat Reader or other client software; lets you make PDF content accessible to the visually impaired by enabling users to convert Adobe PDF files into HTML text that can be interpreted by conventional screen-reading software.

        Create Adobe PDF Online—a Web-hosted fee-based service that allows users to convert documents from a wide variety of applications into Adobe PDF files.

OEM PostScript and Other

  OEM PostScript and Other Market Opportunity

        Graphics professionals and professional publishers require quality, reliability, and efficiency in production printing, and we believe our printing technology provides advanced functionality to meet the sophisticated requirements of this marketplace. As high-end printing systems evolve and transition to fully digital, composite workflows, Adobe is uniquely positioned to be a supplier of software and technology based on the Adobe PostScript and Adobe PDF standards for use by hardware manufacturers in this industry. Adobe generates revenues by licensing its technology to OEMs that manufacture printers.

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

        For more information on our market segments and information about geographic areas, please refer to Note 16 of our Notes to Consolidated Financial Statements.

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

  Graphics

        The graphics software market is a constantly evolving market, characterized by rapid technology developments and frequent new product introductions. The needs of the graphics professionals are rapidly changing to encompass on-line publishing as well as print-based publishing. Adobe's tools in this market, including Adobe Photoshop, Adobe Photoshop Elements, Adobe PhotoDeluxe, Adobe Illustrator, Adobe After Effects, and Adobe Premiere, face significant competition from companies offering similar products and will continue to face competition from emerging products and technologies.

        The mid-range consumer digital imaging software market is characterized by intense competition, price sensitivity, brand awareness, and strength in retail distribution. We face direct and indirect competition in this market from a number of companies, including Jasc Software, Roxio (formerly MGI Software), Microsoft, and Ulead Systems. We believe that we lead in market share and compete favorably with our Adobe Photoshop Elements product due to consumer awareness of our brand in digital imaging, our strong relationships with critical original equipment manufacturers ("OEM") and market influencers, and a strong feature set.

        The professional digital imaging software market is characterized by feature-rich competition, brand awareness, and price sensitivity. We face direct and indirect competition in this market from a number of companies, including Jasc Software and Macromedia. We believe that we lead in market share and compete favorably with our Adobe Photoshop product due to high awareness of the Adobe Photoshop brand in digital imaging, our strong relationships with market influencers, the features and technical capabilities of the product, and our ability to leverage core features from our other established products.

        The dynamic media software market is an increasingly competitive market as professional, enthusiast, and home users migrate away from analog video tools towards the use of digital camcorders and digital video production. Adobe After Effects and Adobe Premiere face increased competition from companies such as Apple Computer, Autodesk, Eyeon, Pinnacle, in-sync Corporation, Media 100, Roxio (formerly MGI Software), Avid, Sonic Foundry, and Ulead Systems. In the professional compositing and special effects editing market, we believe that we lead in market share with Adobe After Effects and compete favorably in this market due to our strong feature set and the integration with our other products to create a broad platform for our customers. In the professional digital video editing market we believe that we lead in market share with Adobe Premiere on the Microsoft Windows platform, and compete favorably in this market due to our strong feature set, our OEM relationships, and the integration with our other products to create a broad platform for our customers. In the professional digital video editing market on the Macintosh platform, we believe we trail in market share to Apple Computer's digital video editing product. We believe that our competition on the Macintosh platform with Adobe Premiere is more difficult, based on Apple's marketing advantage relative to their ownership and control of the Macintosh operating system and hardware platform upon which we compete.

        The drawing and illustration market is characterized by feature-rich competition, brand awareness, and price sensitivity. Adobe Illustrator faces competition from companies such as Corel and Macromedia. We believe that we lead in market share and compete favorably with our product in this market due to high awareness of the features in our Illustrator product, especially the drawing and illustration functionalities, our strong relationships with market influencers, the features and technical capabilities of the product, and our ability to leverage core technologies from our other established products.

        A number of companies currently offer one or more products that compete directly or indirectly with more than one of Adobe's Graphics products. These companies include Corel, Macromedia, and Roxio.

  Cross-media Publishing

        In the Cross-media Publishing market, we offer several products including Adobe GoLive, Adobe InDesign, Adobe PageMaker, Adobe FrameMaker, and Adobe Type Library. We believe these individual products compete favorably on the basis of features and functionality, ease of use, product reliability, and price and performance characteristics. In addition, the products increasingly work well together, providing broader functionality and shortened product learning time for the individual who uses multiple applications to complete a project.

        The Web page layout market is a constantly evolving and highly volatile market that has been impacted by both the recent global economic downturn and the reduction in Web product spending. We believe Adobe GoLive trails in market share and faces significant direct and indirect competition in the Web page layout market from companies such as Macromedia and Microsoft. Although we believe we compete favorably with our product due to the features of Adobe GoLive and our ability to leverage core technologies from our other established products, we believe it will be difficult to take market share away from competitive products in the market due to the entrenched nature of Macromedia's Dreamweaver product within Web design and consultancy businesses, the broad distribution and use of Microsoft's FrontPage as a mid-range Web page layout solution, and the global economic impact on Web-based business in 2001.

        Our Adobe InDesign product faces tough competition in the professional page layout market. The main competitor product, Quark Xpress, has a leading market share in the Roman language markets for professional page layout in the United States and Europe. Quark Xpress also benefits from an established industry infrastructure that has been built around the use of the Xpress product in print shops and service bureaus, and through the development of third party plug-in products. Barriers to the adoption of Adobe InDesign by Quark Xpress customers include this infrastructure, as well as the cost of conversion, training, and software/hardware procurement required in a switch to InDesign. We believe we can gain market share with InDesign software against Xpress due to our strong brand name, our support of Apple's new Mac OS X operating system, new product capabilities, and the recently improved infrastructure support by the industry for our solution. Adobe recently made available version 2.0 of InDesign, which will compete against the new version of Quark Xpress, version 5.0.

        In the technical authoring and publishing market, Adobe FrameMaker products face competition from large-scale electronic publishing systems developed by several companies as listed below. Participants in this market compete based on the quality and features of their products, the level of customization and integration with other publishing system components, the number of hardware platforms supported, service, and price. We believe we can successfully compete in this market based upon the quality and features of the Adobe FrameMaker product, our extensive application programming interface, the large number of platforms supported, and other factors.

        In the business document publishing and authoring market, Adobe PageMaker products face competition from other desktop publishing software products, including Microsoft Publisher. Participants in this market compete based on the quality and features of their products, ease-of-use, printer service support, and price. We believe we have strong market share and can successfully compete in this market based upon the quality and features of the Adobe PageMaker product, its widespread adoption among printer service bureaus, and other factors.

        A number of companies currently offer one or more products that compete directly or indirectly with more than one of Adobe's Cross-media publishing products. These companies include Broadvision, Macromedia, Microsoft, Quark, and Arbortext.

  ePaper Solutions

        In electronic document delivery, exchange, collaboration, and archive markets, the electronic forms market, and the PDF file creation market, our Adobe ePaper product family faces competition from entrenched office applications and increased competition from new emerging products and technologies. Current office applications and Internet content creation/management tools that use Microsoft Word, XML, HTML, and Tagged Information File Format ("TIFF") file formats compete with Adobe PDF and Adobe's ePaper product family. In addition, Microsoft's new Office XP suite targets business users that want improved collaborative document review, scanning/optical character recognition ("OCR"), and security capabilities, in competition with similar features offered by Adobe's ePaper products family.

        In the PDF file creation market, our Adobe ePaper product family faces competition from clone products such as the Jaws product line from Global Graphics (formerly Harlequin), and other smaller PDF creation solutions that can be found for free on the World Wide Web. In the area of electronic forms solutions, we face competition from Cardiff and Microsoft, as well as from Accelio (formerly Jetform) unless and until our proposed acquisition of Accelio is consummated.

        We believe the Adobe ePaper product family competes favorably against these companies and formats in terms of the combined benefits of superior functionality, file compression, visual page fidelity/reliability, transmittal time, and security of documents expressed using Adobe PDF.

        Looking to the future, electronic document systems targeting enterprises that utilize emerging standards such as XML and Microsoft's.NET initiative are being developed and will likely be adopted. Adobe is working to ensure that compatibility and/or migration plans exist between these formats/platforms and the Adobe PDF format, as well as our Acrobat software products and other Adobe applications.

  OEM PostScript and Other

        We believe that the principal competitive factors for OEMs in selecting a page description language or a printing technology are product capabilities, market leadership, reliability, price, support, and engineering development assistance. We believe that our competitive advantages include our technology competency, OEM customer relationships, and intellectual property portfolio. Adobe PostScript and Adobe Extreme software face competition from Hewlett-Packard's proprietary PCL page description language and from developers of page description languages based on the PostScript language standard, including Global Graphics (formerly called Harlequin) and Xionics.

        Although Adobe has numerous OEM customer relationships that license Adobe PostScript technologies, revenues from a small number of the OEMs make up a majority of the revenue in this market segment.

OPERATIONS

Marketing and Sales

        We market and distribute our products through sales channels, which include distributors, retailers, systems integrators, software developers, and value-added resellers ("VARs"), as well as through OEM and hardware bundle customers. We also market and license our products directly using our sales force, Adobe call centers, and through e-commerce methods via our Adobe.com Web site.

        We support our worldwide distribution network and end-user customers with international offices around the world, including locations in Australia, Belgium, Brazil, Canada, China, Denmark, England, Finland, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, Mexico, the Netherlands, Norway, Portugal, Scotland, Singapore, Spain, Sweden, Switzerland, and Taiwan.

        We license our Adobe PostScript software and other printing systems technology to computer and printer manufacturers, who in turn distribute their products worldwide. We derive a significant portion of Adobe PostScript royalties from international sales of printers, imagesetters, and other output devices by our OEMs.

        We also license software with post-contract customer support ("PCS") for two years. An amount equal to the fair value of the PCS is deferred and recognized as revenue ratably over the two-year term. Fair value of the undelivered PCS is determined by the rate charged to customers to renew a two-year PCS arrangement. PCS includes rights to upgrades, when and if available, a limited period of telephone support, updates, and bug fixes.

        For information regarding our significant customers and geographic areas, please refer to Note 16 of our Notes to Consolidated Financial Statements.

Order Fulfillment

        The procurement of the various components of packaged products, including CDs and printed materials, and the assembly of packages for retail and other applications products is controlled by Order Fulfillment operations. We outsource all of our order fulfillment activities to third parties in the United States, Europe, and Asia.

        To date, we have not experienced significant difficulties in obtaining raw materials for the manufacture of our products or in the replication of CDs, printing, and assembly of components, although an interruption in production by a supplier could result in a delay in shipment of Adobe's products. The backlog of orders as of January 25, 2002 was approximately $15.7 million. The backlog of orders as of January 26, 2001 was approximately $22.4 million.

Technical Support and Education

        For application software, a technical support and services staff responds to customer queries received by phone, online, or via e-mail. Free technical phone support is provided to customers who are under warranty for support. For customers in North America and Asia, support is provided up to a maximum of 30 or 90 days beginning upon the customer's first call or for a maximum of one or two support incidents, depending on the product. For customers in Europe, support is provided until our release of the second new full version after the version purchased by the customer. Historically, the majority of support for European customers is provided within the first 90 days. We have invested in improving self-help and on-line technical support capabilities so that customers can find answers to their support questions via Adobe's Web site and through user-to-user forums where users can help other users with technical questions. We have also outsourced our initial levels of technical support to provide a consistent standard for customer support on a worldwide basis. We provide a variety of fee-based options for customers seeking technical and developer support, beyond the initial free support provided.

        We inform customers about our products through on-line informational services on our Web site (www.adobe.com), and through a growing series of how-to books published by Adobe Press pursuant to a joint publishing agreement with Peachpit Press. In addition, we develop tests to certify independent trainers who teach Adobe software classes. We sponsor workshops led by our own graphics design staff, work with professional associations and user groups, and conduct regular beta-testing programs.

Investment in New Markets

        We own limited partnership interests in four venture capital limited partnerships, Adobe Ventures L.P.; Adobe Ventures II, L.P.; Adobe Ventures III, L.P., and Adobe Ventures IV, L.P. (collectively "Adobe Ventures"), that invest in early stage companies with innovative technologies. In addition to the potential for financial returns, our venture activities increase our knowledge of emerging markets and technologies, as well as expand our ecosystem of Adobe products and services. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        The investments in Adobe Ventures are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment income (loss). The stock of a number of technology investments held by the limited partnerships at November 30, 2001 are not publicly traded, and, therefore, there is no established market for their securities. As such, the fair value of these investments are determined by Granite Ventures using the most recent round of financing involving new non-strategic investors or estimates made by Granite Ventures. We also have a policy in place to review the fair value of these investments held by Adobe Ventures on a regular basis to evaluate the carrying value of the investments in these companies. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve in addition to our equity method of accounting and the related writedown is recorded as an investment loss on our consolidated statements of income.

        In March 1997, as part of our venture investing program, we established an internal limited partnership, Adobe Incentive Partners, L.P. ("AIP"), which allows certain of Adobe's executive officers to participate in cash or stock distributions from Adobe's venture investments. Assets held by AIP include Adobe's entire interests in Adobe Ventures L.P. and Adobe Ventures II, L.P. and certain equity securities of privately-held companies. Adobe is both the general partner and a limited partner of AIP. Other limited partners are executive officers and former executive officers of Adobe who are or were involved in Adobe's venture investing activities and whose participation was deemed critical to the success of the program. No limited partnership interests were granted in fiscal 2001, 2000, or 1999.

        Adobe's Class A senior limited partnership interest in AIP includes both a liquidation preference and a preference in recovery of the cost basis of each specific investment. The executives' Class B junior limited partnership interest qualifies for partnership distributions only after (a) Adobe has fully recovered the cost basis of its investment in the specific investee company for which a distribution is made; and (b) the participating executive has vested in his or her distribution rights. The distribution rights generally vested on a monthly basis over three years, and were 25% vested after one year, 50% vested after two years and fully vested at the end of three years. As of June 30, 2000, all existing partnership interests were fully vested or ceased vesting. The limited partnership investments are restricted to investments in Adobe Ventures or in companies that were private at the time of the establishment of AIP, or when the investment is made, whichever is later. In fiscal 2001, the participating officers received aggregate distributions with a fair value of $0.6 million, consisting primarily of equity securities. The distributions to the officers represents their share of nonmarketable securities that became marketable as a result of a public offering, as well as their share of cash resulting from investments that were liquidated by AIP. At November 30, 2001, the minority interest held by the participating officers was $0.5 million and is included in accrued expenses on the consolidated balance sheet.

        Our equity investments and Adobe Ventures investments in equity securities at November 30, 2001 consisted of the following companies:

	Private	Public
Adobe Equity Investments
AvantGo, Inc.		X
Classmates Online, Inc. (formerly eCircles, Inc.)	X
Datalogics, Inc.	X
Digimarc Corporation		X
Digital Think, Inc.		X
Engage, Inc.		X
InfoGate, Inc.	X
Liquent, Inc. (formerly ESPS, Inc.)		X
Objectivity, Inc.	X
Salon.com		X
Tumbleweed Communications Corp.		X
Viewpoint Corporation		X
Virage, Inc.		X
Winsoft	X
Adobe Ventures L.P. Equity Investments
Engage, Inc.		X
ImageX.com, Inc.		X
Liquent, Inc. (formerly ESPS, Inc.)		X
Managing Editor Software, Inc.	X
Adobe Ventures II, L.P. Equity Investments
Covia Technologies, Inc.	X
Digital Think, Inc.		X
Engage, Inc.		X
HAHT Software, Inc.	X
ImageX.com, Inc.		X
PictureIQ Corporation	X
Salon.com		X
Virage, Inc.		X
Adobe Ventures III, L.P. Equity Investments
AvantGo, Inc.		X
Biz 360, Inc.	X
Covalent Technologies, Inc.	X
Covia Technologies, Inc.	X
Digital Fountain	X
Digital Think, Inc.		X
Engage, Inc.		X
NetClerk, Inc.	X
PictureIQ Corporation	X
Sendmail, Inc.	X
Shutterfly.com, Inc.	X
Slam Dunk Networks, Inc.	X

Adobe Ventures IV, L.P. Equity Investments
Biz 360, Inc.	X
Cardiff Software, Inc.	X
Covio, Inc.	X
Digital Fountain	X
HAHT Software, Inc.	X
Kinecta Corporation	X
Shutterfly.com, Inc.	X

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

        During fiscal years ended November 30, 2001, December 1, 2000 and December 3, 1999, our research and development expenses, including costs related to contract development, were $224.1 million, $240.2 million, and $197.5 million, respectively. During the first quarter of fiscal 2002, we acquired Fotiva, Inc. for a total consideration of approximately $5.3 million. Fotiva is a digital photography software company developing solutions to help consumers manage, store, enrich, and share digital photographs. Also during the first quarter of fiscal 2002, we announced a proposed agreement to acquire Ottawa, Canada-based Accelio Corporation ("Accelio"). Accelio is a provider of Web-enabled solutions that help customers manage business processes driven by electronic forms. Under the terms of the agreement, Adobe's common stock valued at $72.0 (US) million on closing will be exchanged for all Accelio equity securities. We expect to record a $12.0-$15.0 million accrual related to the acquisition, which will be added to the purchase price. The proposed acquisition is subject to the execution of customary transaction documents and the satisfaction of customary closing conditions, including the approval of Accelio's shareholders and clearance of the acquisition by U.S. and Canadian regulatory authorities. Initially the transaction was expected to close in March 2002. However, due to certain regulatory and timing requirements, we are now targeting to close in April 2002.

        During fiscal 2000, we acquired Glassbook, Inc. for a total consideration of approximately $28.0 million. Based on an independent appraiser's valuation, $0.5 million was allocated to in-process research and development related to this acquisition. The ongoing project at Glassbook at the time of the purchase included the development of the Glassbook Reader and the Glassbook Content Server products. We released new products that contained the purchased technology in April 2001, with Acrobat eBook Reader 2.1 and Adobe Content Server 2.0.

        During fiscal 1999, we also acquired substantially all of the assets of two software companies, through separate purchase transactions, for an aggregate consideration of approximately $3.6 million, which was allocated to in-process research and development and expensed at the time of acquisition. The ongoing project at Attitude Software at the time of the purchase included the development of the 3D Anarchy authoring product. We are incorporating the purchased technology into one of our products, which has not yet been released. Additionally, we acquired substantially all of the assets, consisting of intellectual property, of Photomerge. This purchased technology was incorporated into our Photoshop Elements product, which we released in April 2001. See Management's Discussion and Analysis for further information.

PRODUCT PROTECTION

        We regard our software as proprietary and protect it with copyrights, patents, trademarks, trade secret laws, internal and external nondisclosure precautions, and restrictions on disclosure and transferability that are incorporated into our software license agreements. We protect the source code of our software programs as trade secrets, and make source code available to OEMs only under limited circumstances and specific security and confidentiality constraints.

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

        Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for the software industry. This problem is particularly acute in international markets. We conduct vigorous anti-piracy programs. However, our products do not currently contain copy protection or network copy-detection features.

        We believe that, because computer software technology changes and develops rapidly, patent, trade secret, and copyright protection are less significant than factors such as the knowledge, ability, and experience of our personnel, brand recognition, contractual relationships, and ongoing product development.

EMPLOYEES

        As of January 25, 2002, we employed 3,029 people, none of whom are represented by a labor union. We have not experienced work stoppages and believe our employee relations are good. Competition in recruiting personnel in the software industry, especially highly skilled engineers, is intense. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, management and marketing personnel.

EXECUTIVE OFFICERS

        Adobe's executive officers as of January 25, 2002 are as follows:

Name	Age	Positions
Bruce R. Chizen	46	President, Chief Executive Officer and Director
Shantanu Narayen	38	Executive Vice President, Worldwide Product Marketing and Development
Murray J. Demo	40	Senior Vice President and Chief Financial Officer
Jim Stephens	44	Senior Vice President, Worldwide Sales, Customer Care and Field Marketing

        A biography, including the principal occupations for the past five years of each of the executive officers, is provided below.

        Mr. Chizen joined Adobe upon the closing of the acquisition of Aldus in August 1994 as Vice President and General Manager, Consumer Products Division. In December 1997, he was promoted to Senior Vice President and General Manager, Graphic Products Division and in August 1998, Mr. Chizen was promoted to Executive Vice President, Products and Marketing. In April 2000, Mr. Chizen was promoted to President of Adobe and in December 2000, he also became Adobe's Chief Executive Officer. Prior to joining Adobe, Mr. Chizen was Vice President and General Manager, Consumer Division of Aldus Corporation from February 1994 to August 1994, and from November 1992 to February 1994, he was Vice President and General Manager, Claris Clear Choice for Claris Corp., a wholly owned subsidiary of Apple Computer, Inc., a manufacturer of computers and software. Mr. Chizen is a member of the Boards of Directors of Viewpoint Corporation and Synopsis, Inc.

        Mr. Narayen joined Adobe in January 1998 as Vice President of Engineering and has held various other positions as vice president and general manager of Adobe's engineering technology group. He was promoted to Senior Vice President, Worldwide Product Development in January 1999 and Executive Vice President, Worldwide Product Marketing and Development in March 2001. Prior to joining Adobe, Mr. Narayen co-founded Pictra Inc., a software internet company, in 1996. He was Director of Desktop and Collaboration products at Silicon Graphics Inc. and held various senior manager positions at Apple Computer Inc. before founding Pictra.

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

        Mr. Stephens joined Adobe in February 1990 and held various senior management positions in sales and marketing for Adobe's Printing System's Division before joining the executive team in November 1997 as Vice President of Change Management. In June 1998, he was promoted to Vice President, Investor Relations and in April 1999, Mr. Stephens was promoted to Vice President, Corporate Development. In September 2000, Mr. Stephens was promoted to Senior Vice President, E-business Development, and in October 2001, Mr. Stephens was promoted to Senior Vice President, Worldwide Sales, Customer Care and Field Marketing. For ten years prior to joining Adobe, Mr. Stephens held sales and marketing management positions at Dataproducts Corporation and Texas Instruments.

Item 2.    Properties

        The following table sets forth the location, approximate square footage, and use of each of the principal properties used by Adobe. We lease or sublease all of these properties. Such leases expire at various times through January 2025. The annual base rent expense for all facilities (including operating expenses, property taxes, and assessments) is currently approximately $22.0 million and is subject to annual adjustment.

Location	Approximate Square Footage	Use
North America: 345 Park Avenue San Jose, California, USA	360,000	Research, product development, sales, marketing and administration
321 Park Avenue San Jose, California, USA	280,000	Research, product development, sales, marketing and administration
801 N. 34th Street—Waterfront Seattle, WA 98103-88	254,328	Product development, sales, marketing, technical support, and administration
Japan: Gate City Ohsaki East Tower 1-11-2 Ohsaki, Shinagawa-ku Tokyo 141-0032 Japan	37,531	Product development, sales, marketing, and administration
Ireland: National Digital Park, Citywest Business Campus Unit 3100, Block 3096-3100 Dublin, Ireland 24	11,148	Administration

        In general, all facilities are in good condition and are operating at capacities that range from 65% to 100%.

        We also lease office space in the United States and various other countries under operating leases.

        We have one leased office building in San Jose, California that was vacated in connection with the restructuring program implemented in the third quarter of fiscal 1998. We have subleased the building but still have a commitment under this lease agreement until 2007.

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

        On October 19, 2001, Macromedia filed suit in the U.S. District Court for the Northern District of California against Adobe for infringement of U.S. Patent Nos. 5,845,299, relating to draw-based editors for web pages, and 5,911,145, relating to hierarchical structure editors for websites. The complaint seeks declaratory and injunctive relief as well as actual and treble damages. Adobe denied Macromedia's claims in its answer and asserted affirmative defenses.

        Management believes that the ultimate resolution of these matters will not have a material impact on our financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

        Our common stock is traded on The Nasdaq National Market under the symbol "ADBE." On January 25, 2002, there were 1,728 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock and the cash dividends paid per share, for the periods indicated, all of which are adjusted for the two-for-one stock split in the form of a stock dividend effected October 2000.

	Price Range
			Cash Dividend Per Share
	High	Low
Fiscal 2001:
First Quarter	$77.56	$26.25	$0.0125
Second Quarter	48.80	24.56	0.0125
Third Quarter	48.13	31.22	0.0125
Fourth Quarter	34.99	22.20	0.0125
Fiscal Year	77.56	22.20	0.05
Fiscal 2000:
First Quarter	$53.31	$26.72	$0.0125
Second Quarter	65.50	38.50	0.0125
Third Quarter	71.66	51.50	0.0125
Fourth Quarter	87.31	60.75	0.0125
Fiscal Year	87.31	26.72	0.05

        We have paid cash dividends on our common stock each quarter since the second quarter of 1988. In March 1997, we established the venture stock dividend program under which we may, from time to time, distribute as a dividend-in-kind shares of our equity holdings in investee companies to our stockholders.

        Under the terms of our line of credit agreement, corporate headquarters lease agreements, and real estate financing agreement, we may pay cash dividends unless an event of default has occurred or we do not meet certain financial ratios. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend upon business conditions, our results of operations, our financial condition, and other factors.

Equity Compensation Plans

        The following table summarizes our equity compensation plans as of November 30, 2001:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	19,026,713	$27.18	26,811,909
Equity compensation plans not approved by security holders*	35,257,604	$41.76	4,304,938

Total	54,284,317	$36.65	31,116,847

*
Please see Note 10 of our Notes to Consolidated Financial Statements for a description of our 1999 Nonstatutory Stock Option Plan, which does not require the approval of and has not been approved by our stockholders.

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

	Years Ended
	Nov. 30, 2001	Dec. 1, 2000	Dec. 3, 1999	Nov. 27, 1998	Nov. 28, 1997
Operations:
Revenue	$1,229,720	$1,266,378	$1,015,434	$894,791	$911,894
Income before income taxes	306,931	443,739	374,427	167,694	296,090
Net income(1)	205,644	287,808	237,751	105,144	186,837
Net income per share(1)
Basic	0.86	1.21	0.98	0.40	0.65
Diluted	0.83	1.13	0.92	0.39	0.63
Cash dividends declared per common share	0.05	0.05	0.05	0.05	0.05
Financial position:
Cash and short-term investments	581,613	679,853	498,716	272,547	502,956
Working capital	453,713	563,307	355,386	204,979	454,299
Total assets	930,623	1,069,416	803,859	767,331	940,071
Stockholders' equity	616,972	752,544	512,209	516,365	715,424
Additional data:
Worldwide employees	3,043	2,947	2,745	2,664	2,654

  All share and per share amounts referred to in the above table have been adjusted to reflect the two-for-one stock splits in the form of stock dividends effected October 24, 2000 and October 26, 1999.

(1)
In 2001, includes investment loss of $93.4 million, restructuring and other charges of $12.1 million, and amortization of goodwill and purchased intangibles of $14.3 million. In 2000, includes investment gains of $14.3 million, one-time gains from the sale of assets of $2.7 million, restructuring and other charges of $5.6 million, in-process research and development of $0.5 million, and amortization of goodwill and purchased intangibles of $7.0 million. In 1999, includes investment gains of $88.9 million, one-time gains from the sale of assets of $5.7 million, restructuring and other charges of $23.0 million, acquired in-process research and development of $3.6 million, and amortization of goodwill and purchased intangibles of $4.8 million. In 1998, includes investment gains of $15.0 million, restructuring and other charges of $38.2 million, and amortization of goodwill and purchased intangibles of $7.7 million. In 1997, includes investment gains of $34.3 million, other nonrecurring gains of $0.6 million, acquired in-process research and development of $6.0 million, and amortization of goodwill and purchased intangibles of $2.6 million.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion (presented in millions, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2002. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Overview

        Founded in 1982, Adobe Systems Incorporated ("Adobe") builds award-winning software solutions for network publishing, including Web, ePaper, print, video, wireless and broadband applications. Its graphic design, imaging, dynamic media and authoring tools enable customers to create, manage, and deliver visually-rich, reliable content. We license our technology to major hardware manufacturers, software developers, and service providers, and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, VARs, systems integrators, and OEMs; direct to end users through Adobe call centers; and through our own Web site at www.adobe.com. We have operations in the Americas; Europe, Middle East, and Africa ("EMEA"); and Asia.

Revenue

	2001	Change	2000	Change	1999
Revenue	$1,229.7	(3)%	$1,266.4	25%	$1,015.4

        Revenue is categorized into four major operating segments: Web Publishing, Cross-media Publishing, ePaper Solutions, and OEM PostScript and Other. The Web Publishing, Cross-media Publishing, and ePaper Solutions segments include application products revenue that is derived predominantly from shipments of application software programs marketed through retail, VAR, and OEM distribution channels, as well as direct to end users through Adobe call centers and our Web site. The OEM PostScript and Other segment includes licensing revenue, which is made up of royalties received from OEM customers who ship products containing Adobe's PostScript technology.

        Beginning in the first quarter of fiscal year 2002, we have realigned our business segments. A newly named Graphics segment will in the future replace the former Web Publishing segment and will include revenues and direct expenses related to Adobe Illustrator. The Adobe GoLive and Web Collection products will be reported in the Cross-media Publishing segment. The management's discussion and analysis that follows is based on our old segment reporting that was in effect throughout fiscal 2001, 2000, and 1999. For more information on both our old and new segment reporting, please refer to Note 16 of our Notes to Consolidated Financial Statements.

        Revenue from our Web Publishing segment is derived primarily from the licensing of the following application products: Photoshop, Adobe Premiere, Photoshop Elements, Web Collection, After Effects, AlterCast, GoLive, Digital Video Collection, Adobe PhotoDeluxe, Streamline, Atmosphere, Adobe Dimensions, Adobe Viewer, and LiveMotion. Cross-media Publishing revenue comes primarily from the licensing of the following application products: Illustrator, Design Collection, Adobe Publishing Collection, PageMaker, FrameMaker, Adobe Type products, InDesign, Adobe Acrobat InProduction, Adobe Content Server, Adobe PDF Transit, Adobe Studio, eBooks, and PressReady. The ePaper Solutions segment is derived from the licensing of Adobe Acrobat software and other Acrobat related technologies.

        During fiscal 2001, overall revenue decreased 3%, or $36.7 million, compared to fiscal 2000, primarily due to adverse economic conditions, especially in the US, and a decline in revenue from our Web Publishing, Cross-media Publishing, and OEM PostScript and Other segments. Revenue from our Web Publishing segment decreased 10%, or $54.1 million, from $536.6 million in fiscal 2000 to $482.5 million in fiscal 2001. The decrease in revenue from this segment was primarily due to severe economic pressure on the creative publishing professional market, which resulted in a decline in revenue from our Photoshop product. Also contributing to the decrease in revenue in this segment in fiscal 2001 compared to fiscal 2000 were the following factors: decreased revenue from our GoLive and Web Collection products, due to declines in the web layout and web animation products market; decreased revenue from our PhotoDeluxe product due to product lifecycle timing; and decreased revenue from our LiveMotion product due to competitive factors and product lifecycle timing. Our After Effects product also experienced a decline in revenue despite its new version release in the second quarter of fiscal 2001. The decrease in revenue in this segment was partially offset by an increase in revenue from the following products: Photoshop Elements, which was first released in April of fiscal 2001; Digital Video Collection, due to the growth of the digital video market; and Adobe Premiere, due to the new version release of Adobe Premiere 6.0 in January 2001.

        Revenue from our Cross-media Publishing segment decreased 10%, or $40.0 million, from $390.5 million in fiscal 2000 to $350.5 million in fiscal 2001. The decrease was partially due to a decline in revenue from our Illustrator and Publishing Collections products throughout fiscal year 2001 due to product lifecycle timings, which more than offset the revenue from their new version releases in the fourth quarter of fiscal 2001. There were also decreases in revenue from our FrameMaker and InDesign products, due to product lifecycle timing, and our Type product, due to decreased marketing activities. Lastly, we experienced a decline in revenue from our PageMaker product in the first half of fiscal 2001, which more than offset the revenue from the new version release of PageMaker 7.0 in the third quarter of fiscal 2001. The decrease in revenue from this segment was partially offset by an increase in revenue from our Adobe Design Collection product due to increased marketing and promotional activities throughout the year.

        Revenue from our OEM PostScript and Other segment decreased 20%, or $26.7 million, from $131.5 million in fiscal 2000 to $104.8 million in fiscal 2001, due to the following factors: continued weakness in the print business, customer transition from paper-based processes to electronic workflows, renegotiated pricing with certain OEM customers, and the outsourcing of certain OEM accounts to a third party solution provider.

        The decrease in revenue from the above mentioned segments in fiscal 2001 compared to fiscal 2000 was partially offset by an increase of 40%, or $84.1 million, in our ePaper Solutions segment, as it increased from $207.8 million in fiscal 2000 to $291.9 million in fiscal 2001, due to the release of Acrobat 5.0 in the second quarter of fiscal 2001, as well as the continuing movement from paper-based processes to electronic workflows adopted by enterprises and government agencies.

        During fiscal 2000, overall revenue increased 25% compared to fiscal 1999, driven primarily by increased licensing of products in our Web Publishing, ePaper Solutions, and Cross-media Publishing segments. Our Web Publishing segment provided the majority of the revenue growth in fiscal 2000, as it grew 36% from $394.1 million in fiscal 1999 to $536.6 million in fiscal 2000. The increase in revenue from this segment was primarily driven by the strength of our Photoshop 5.5 product during the first three quarters of fiscal 2000 and the release of our Photoshop 6.0 product in the fourth quarter of fiscal 2000.

Also contributing to the growth in this segment in fiscal 2000 compared to fiscal 1999 was the increased revenue from our Web and Dynamic Media Collection products, which were first introduced in the fourth quarter of fiscal 1999, and increased licensing of our LiveMotion, Adobe Premiere, After Effects, GoLive, and ActiveShare products. The increase in revenue in this segment was partially offset by a decline in revenue from our PageMill and PhotoDeluxe products, due to product lifecycle timing and reduced pricing.

        Revenue from our ePaper Solutions segment increased 61% from $129.3 million in fiscal 1999 to $207.8 million in fiscal 2000 due to the continuing penetration of Acrobat and its related technologies into major industry sectors and various government agencies.

        Revenue from our Cross-media Publishing segment increased 10% from $353.9 million in fiscal 1999 to $390.5 million in fiscal 2000. This $36.6 million increase was primarily due to the new release of Illustrator 9.0 in the third quarter of fiscal 2000. This segment also benefited from the new release of FrameMaker 6.0 in the second quarter of fiscal 2000, as well as increased revenue from our Adobe Design Collection, Adobe Type Manager, Acrobat InProduction, and PressReady products. The increase in revenue from this segment was partially offset by a decline in revenue from our Adobe Publishing Collection product, primarily due to the introduction of our new Adobe Web, Dynamic Media, and Design Collection products, and a decline in revenue in both our InDesign product, due to slower adoption of this product in fiscal 2000 compared to the adoption rate upon the initial release of this product in fiscal 1999, and our PageMaker products, due to product lifecycle timing.

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

        We categorize our geographic results into three major market regions: the Americas, EMEA, and Asia. In fiscal 2001, revenue generated in the Americas, EMEA, and Asia represented 48%, 27%, and 25% of total revenue, respectively, compared to 52%, 26%, and 22% of total revenue, respectively generated in both fiscal 2000 and fiscal 1999.

        Overall, revenue from our application products on the Windows platform increased 9% in fiscal 2001 compared to fiscal 2000, and revenue from our application products on the Macintosh platform decreased by 21% in fiscal 2001 over fiscal 2000. In fiscal 2000 compared to fiscal 1999, revenue from our application products on the Windows platform increased 39%, and revenue from our application products on the Macintosh platform increased 15% during the same period. In fiscal 2001, the Windows and Macintosh platforms accounted for 70% and 30%, respectively, of application products revenue, excluding platform-independent and UNIX products, compared to 63% and 37%, respectively, in fiscal 2000, and 58% and 42%, respectively, in fiscal 1999. We expect the trend towards the Windows platform to continue in the foreseeable future.

Direct Costs

	2001	Change	2000	Change	1999
Direct costs	$81.5	(7)%	$87.3	(8)%	$94.5
Percentage of total revenue	6.6%		6.9%		9.3%

        Direct costs include product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies, hosted server costs, and the costs associated with the manufacturing of our products.

        Direct costs decreased in absolute dollars and as a percentage of revenue in fiscal 2001 compared to fiscal 2000, primarily due to lower third-party royalties, mainly associated with our PostScript and Type products revenue. In addition, direct costs also decreased in fiscal 2001 compared to fiscal 2000 due to lower material costs. The decrease in direct costs in fiscal 2001 compared to fiscal 2000 was partially offset by an increase in hosted server costs, due to the launch of Adobe Studio in the fourth quarter of fiscal 2001. Direct costs also decreased in absolute dollars and as a percentage of revenue in fiscal 2000 compared to fiscal 1999, primarily due to lower localization and royalty costs, as well as a reduction in material costs as a result of our ongoing cost improvement program.

        For fiscal 2002, we anticipate that gross margin will be approximately 92% of revenue after the proposed acquisition of Accelio Corporation ("Accelio").

Operating Expenses

Research and Development

	2001	Change	2000	Change	1999
Research and development	$224.1	(7)%	$240.2	22%	$197.5
Percentage of total revenue	18.2%		19.0%		19.4%

        Research and development expenses consist principally of salary and benefit expenses for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

        Research and development expenses decreased $16.1 million, or 7%, in fiscal 2001 compared to fiscal 2000, primarily due to decreased incentive compensation expenses and lower company bonuses. In addition, research and development expenses also decreased due to lower contractor and professional fees as less development work was performed through outside sources. These decreases were partially offset by increased salary and benefit expenses related to headcount growth to support product development efforts.

        Research and development expenses increased $42.7 million, or 22%, in fiscal 2000 compared to fiscal 1999, primarily due to higher incentive compensation expenses associated with the improvement in our financial performance in fiscal 2000 over fiscal 1999 and higher salary and benefit expenses as a result of headcount growth.

        We believe that investments in research and development, including the recruiting and hiring of software developers, are critical to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced products. We will continue to focus on long-term opportunities available in the new Network Publishing economy and make significant investments in the development of our application software products, including those targeted for the growing digital imaging and digital video franchises. We expect research and development expenses to increase in absolute dollars in fiscal 2002. As communicated on December 13, 2001, we are targeting research and development expenses in the first quarter of fiscal 2002 to be 20-21% of revenue. For fiscal year 2002, we are targeting such expenditures also to be 20-21% of revenue.

Sales and Marketing

	2001	Change	2000	Change	1999
Sales and marketing	$403.7	0.6%	$401.2	22%	$328.5
Percentage of total revenue	32.8%		31.7%		32.3%

        Sales and marketing expenses include salary and benefit expenses, bonuses, sales commissions, travel expenses, and related facilities costs for our sales, marketing, customer support, and distribution personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations, and other market development programs.

        Sales and marketing expenses increased $2.5 million, or 0.6%, in fiscal 2001 compared to fiscal 2000, as a result of higher salary and benefit expenses related to headcount growth and increased investments in product-specific marketing activities. These increases were offset by a decrease in incentive compensation expenses and company bonuses.

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

        We expect sales and marketing expenses to increase in absolute dollars in fiscal 2002 to support investments in certain areas including digital imaging, digital video, and ePaper-based businesses. As communicated on December 13, 2001, for the first quarter of fiscal 2002, our sales and marketing expense target is approximately 34-35% of revenue. For fiscal year 2002, we are targeting such expenditures also to be approximately 34-35% of revenue.

General and Administrative

	2001	Change	2000	Change	1999
General and administrative	$115.6	(0.8)%	$116.5	12%	$103.6
Percentage of total revenue	9.4%		9.2%		10.2%

        General and administrative expenses consist principally of salary and benefit expenses, travel expenses, and related facilities costs for the finance, human resources, legal, information services, and executive personnel of Adobe. General and administrative expenses also include outside legal and accounting fees, provision for bad debts, and expenses associated with computer equipment and software used in the administration of the business.

        General and administrative expenses decreased $0.9 million, or 0.8%, in fiscal 2001 compared to fiscal 2000, due to decreased incentive compensation expenses and lower bad debt expense. The decrease was partially offset by an increase in salary and benefit expenses as a result of increased headcount.

        General and administrative expenses increased $13.0 million, or 12%, in fiscal 2000 compared to fiscal 1999, primarily due to higher salary and benefit expenses as a result of increased headcount, and higher bad debt expense and legal fees. The increase was partially offset by decreases in professional fees and depreciation expense.

        We expect that general and administrative spending will increase in absolute dollars in fiscal 2002. As communicated on December 13, 2001, for the first quarter of fiscal 2002, our general and administrative expense target is approximately 10-11% of revenue. For fiscal year 2002, we are targeting such expenditures to be approximately 9-10% of revenue.

Restructuring and Other Charges

	2001	Change	2000	Change	1999
Restructuring and other charges	$12.1	114%	$5.6	(76)%	$23.0
Percentage of total revenue	1.0%		0.4%		2.3%

        In the fourth quarter of fiscal 2001, we implemented a restructuring plan to realign our workforce to our future strategic goals and to align our resources with our fiscal year 2002 revenue targets. We believe this restructuring will enable us to increase our investment in digital imaging, digital video, and ePaper-based businesses in fiscal 2002. As part of the restructuring program, we implemented a reduction in force of 247 positions, affecting organizations throughout the company. The reductions came predominantly from sales and marketing and in our North American operations, and as of November 30, 2001, the majority of these terminations were completed. The total restructuring and other charges was $12.1 million, which was all related to severance and related charges associated with the reduction in force. Of the $12.1 million in charges, $9.6 million remained accrued at November 30, 2001. The majority of these severance payments will be paid in early 2002. For more information, see Note 7 of our Notes to Consolidated Financial Statements.

        In fiscal 2000, restructuring and other charges consisted of $6.3 million of other charges relating to the disposal of certain equipment and one-time litigation related expenses, and a credit of $0.7 million related to the fiscal 1999 and fiscal 1998 restructuring programs.

        The $0.7 million credit was recorded in the first quarter of fiscal 2000, as we revised our estimates of the total costs associated with the fiscal 1999 and 1998 restructuring programs. The credit primarily reflected lower than estimated severance and related charges attributable to employees whose positions were eliminated as a result of the restructurings but who were able to find alternative employment within Adobe. The remaining credit was due to lower than expected charges related to vacating leased facilities. (For detailed information, see Note 7 of our Notes to Consolidated Financial Statements).

        During fiscal 1999 we implemented two different restructuring programs. These separate restructuring programs were directly focused on improving our competitive position as well as enhancing Adobe's allocation of resources.

        The two fiscal 1999 restructuring programs resulted in total charges of approximately $19.7 million, which included severance and related charges associated with the reduction in force and charges for vacating leased facilities. During fiscal 1999, we revised our estimate of the total costs associated with the restructuring programs implemented during the year, resulting in an adjustment to the restructuring accrual of approximately $3.2 million. The adjustment was due to lower than estimated severance and related charges attributable to employees whose positions were eliminated as a result of the restructurings but who were able to find alternative employment within Adobe, and lower than expected charges related to vacating leased facilities. In addition, we recorded adjustments during fiscal 1999 related to prior year restructuring programs in the amount of $1.9 million. The $1.9 million adjustment was primarily due to both our success in terminating a lease agreement earlier than the contract term specified and the expiration of other lease termination costs for two facilities.

        Other charges recorded in fiscal 1999 of $8.4 million included $2.0 million associated with the cancellation of a contract and $2.2 million for accelerated depreciation related to the adjustment of the useful life of certain assets as a result of decisions made by management as part of the restructuring program. Additionally, we incurred a nonrecurring compensation charge totaling $2.6 million for a terminated employee and incurred consulting fees of $1.6 million to assist in the restructuring of our operations.

        As of November 30, 2001 no obligations existed related to the fiscal 1999 and 1998 restructuring programs.

Acquired In-Process Research and Development

	2001	Change	2000	Change	1999
Acquired in-process research and development	$—	(100)%	$0.5	(87)%	$3.6
Percentage of total revenue	—%		—%		0.4%

        In fiscal 2000, we recorded $0.5 million of acquired in-process research and development related to our acquisition of Glassbook, Inc. ("Glassbook"). The acquisition was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 ("APB 16"). Based on an independent appraiser's valuation, $0.5 million of the total $28.0 million purchase price was allocated to in-process research and development due to the state of the development and the uncertainty of the technology. The ongoing project at Glassbook at the time of the purchase included the development of the Glassbook Reader and the Glassbook Content Server products. We released new products that contained the purchased technology in April 2001, with Acrobat eBook Reader 2.1 and Adobe Content Server 2.0.

        Acquired in-process research and development of $3.6 million in fiscal 1999 included $3.0 million and $0.6 million associated with the acquisitions of Attitude Software, LLC ("Attitude Software") and Photomerge Technology ("Photomerge"), respectively. The following is a summary of the projects acquired in the acquisitions and the assumptions used in determining the value of the in-process research and development costs.

        During the fourth quarter of fiscal 1999, we acquired substantially all of the assets, consisting of intellectual property, of Attitude Software. The acquisition was accounted for using the purchase method of accounting in accordance with APB 16, and substantially all of the purchase price of $3.0 million cash was allocated to in-process research and development and expensed at the time of acquisition. The ongoing project at Attitude Software at the time of the purchase included the development of the 3D Anarchy authoring product. We purchased this technology to incorporate it into future versions of our existing Adobe products to further enhance the feature sets and user interface contained within the products. We are incorporating the purchased technology into one of our products, which has not yet been released. At the date we acquired Attitude Software, it was estimated that 50% of the development effort had been completed and that the remaining 50% of the development effort would take approximately 18 months to complete and would cost $1.8 million. The efforts required to complete the development of the technology primarily related to additional design efforts to integrate the technology into several of Adobe's products, finalization of coding, and completion testing. The value of the in-process technology was determined by estimating the projected net cash flows related to products the technology would be integrated into, including costs to complete the development of the technology and the future net revenues that may be earned from the products, excluding the value attributed to the existing technology with the products prior to the integration of the purchased technology. These cash flows were discounted back to their net present value using a discount rate of 20%, exclusive of the value attributable to the use of the in-process technologies in future products.

        Additionally, during the fourth quarter of fiscal 1999, we acquired substantially all of the assets, consisting of intellectual property, of Photomerge. In connection with the acquisition of Photomerge, 100% of the purchase price, or $0.6 million cash, was allocated to in-process research and development due to the early stage of development and the uncertainty of the technology. This purchased technology was incorporated into our Photoshop Elements product, which we released in April 2001.

Amortization of Goodwill and Purchased Intangibles

	2001	Change	2000	Change	1999
Amortization of goodwill and purchased intangibles	$14.3	104%	$7.0	45%	$4.8
Percentage of total revenue	1.2%		0.6%		0.5%

        Amortization of goodwill and purchased intangibles increased $7.3 million, or 104%, in fiscal 2001 compared to fiscal 2000, due to a full year of amortization of Glassbook goodwill and purchased intangibles.

        Amortization of goodwill and purchased intangibles in fiscal 2000 and 1999 primarily related to the acquisition of substantially all of the assets of GoLive Systems, Inc. and a related partnership (together "GoLive Systems") in December 1998. Amortization of goodwill and purchased intangibles was higher in fiscal 2000 compared to fiscal 1999 primarily due to the additional amortization related to the acquisition of Glassbook in September 2000. (For further information, see Note 2 of our Notes to Consolidated Financial Statements.)

Nonoperating Income (Loss)

  Investment Gain (Loss)

	2001	Change	2000	Change	1999
Investment gain (loss)	$(93.4)	(751)%	$14.3	(84)%	$88.9
Percentage of total revenue	(7.6)%		1.1%		8.8%

        Investment gain (loss) consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable equity securities, and equity method gains and losses of Adobe Ventures.

        During fiscal 2001, investment losses consisted of other-than-temporary writedowns related to our short-term investments in Tumbleweed Communications Corp. ("Tumbleweed"), Salon.com, Engage, Inc., Liquent, Inc. (formerly ESPS, Inc.), Avantgo, Inc., Viewpoint Corp., and Virage, Inc. of $53.1 million. These losses were partially offset by gains from the sale of our marketable equity securities totaling $20.1 million, of which $0.6 million of premiums were recorded in interest and other income. We also recorded net investment losses related to investments in Adobe Ventures and our cost method investments totaling $59.8 million. As of November 30, 2001, our short-term investments included marketable equity securities of $37.8 million and our long-term investments included investments in Adobe Ventures and other cost method investments of $31.7 million. These securities are inherently risky and we may experience further deterioration in fair value in the future.

        During fiscal 2000, we recorded investment gains related to the sale of a portion of our investment in Tumbleweed Communications Corp. ("Tumbleweed") and Digimarc Corporation for $10.4 million and $2.2 million, respectively. Additionally, we recorded investment gains related to the mark-to-market valuation adjustment for AvantGo, Inc. totaling $13.0 million and other net gains related to various other Adobe Ventures investments activities totaling approximately $15.0 million. These gains were partially offset by investment losses related to the writedown of our investments in Engage, Inc.; Classmates Online, Inc. (formerly eCircles, Inc.); Salon.com; and Impresse Corporation, totaling approximately $26.3 million.

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

        We are uncertain of future investment gains or losses as they are primarily dependent upon the operations of the underlying investee companies and market valuations.

  Interest and Other Income

	2001	Change	2000	Change	1999
Interest and other income	$21.9	3%	$21.3	(17)%	$25.7
Percentage of total revenue	1.8%		1.7%		2.5%

        Interest and other income consists principally of interest earned on cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses and realized gains or losses on the disposal of assets.

        Interest and other income increased $0.6 million, or 3%, in fiscal 2001 compared to fiscal 2000 primarily due to realized gains resulting from the sale of fixed income investments. Interest and other income also increased in fiscal 2001 compared to fiscal 2000 due to higher average cash balances. The increase in interest and other income in fiscal 2001 compared to fiscal 2000 was partially offset by foreign currency losses. These foreign currency losses resulted from the implementation of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" and subsequent recording of the cost of hedging foreign currency exposures in interest and other income.

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

        We expect interest and other income to decrease slightly to approximately $3.0-$4.0 million per quarter in fiscal 2002 due to a lower interest rate environment. We also believe that any increases in interest income may be offset by the cost of foreign currency purchased options as well as market price volatility under our implementation of SFAS 133. Further, we believe that our cash balances could also be reduced in fiscal 2002 due to the strategic purchase of companies, products, or technologies and our ongoing stock repurchase programs.

Income Tax Provision

	2001	Change	2000	Change	1999
Income tax provision	$101.3	(35)%	$155.9	14%	$136.7
Percentage of total revenue	8.2%		12.3%		13.5%
Effective tax rate	33.0%		35.1%		36.5%

        Our effective tax rate decreased in fiscal 2001 from fiscal 2000 and from fiscal 1999 to fiscal 2000, due to tax benefits associated with the restructuring of our international operations.

        As communicated on December 13, 2001, we have targeted our effective tax rate to decrease in fiscal 2002 to approximately 32%.

Factors That May Affect Future Results of Operations

        We believe that in the future our results of operations could be affected by various factors, including:

  •
  adverse changes in general economic conditions in any of the countries in which we do business, including the recent slow-down affecting the U.S., Europe, Japan, and potentially other geographic areas
  •
  continuing adverse economic impact of the recent national tragedy on September 11, 2001
  •
  delays in shipment of our new products and major new versions of existing products
  •
  corporate reductions in marketing expenditures which may result in lower demand for professional content creation and layout products
  •
  lack of market acceptance of new products and upgrades
  •
  introduction of new products by major competitors
  •
  weakness in demand for application software and printers
  •
  lack of growth in worldwide personal computer and printer sales and downward sales price adjustments
  •
  renegotiation of royalty arrangements
  •
  consolidation in the OEM printer business
  •
  ongoing weakness in our printing business due to product transitions
  •
  industry transitions to new business and information delivery models
  •
  market risks associated with our equity investments (as discussed later under "Quantitative and Qualitative Disclosures about Market Risk")

        On December 13, 2001, we stated that we are targeting our revenue for the first quarter of fiscal 2002 to be in the range of $265 to $280 million. On that day, we also stated the following operating model targets for the first quarter of fiscal 2002: gross margin of 92-93%, pro forma operating profit margin of 25-28%, research and development expenses of 20-21% of revenue, sales and marketing expenses of 34-35% of revenue, and general and administrative expenses of 10-11% of revenue. We further stated on December 13, 2001, that we expect our share count to be between 245 to 246 million shares, which collectively results in a pro forma earnings per share target range of $0.20 to $0.22, in the first quarter of fiscal 2002. On January 31, 2002, we reiterated our revenue and earnings per share targets for the first quarter of fiscal 2002 of $265 to $280 million and $0.20 to $0.22, respectively. The reaffirmation of these targets assumes that the third month of the quarter will be a typical seasonally strong February.

        Also on December 13, 2001, we reiterated our annual revenue target of $1.3 billion, gross margin target of 93%, and our pre-tax pro forma operating profit margin target of 28% for fiscal year 2002 and a pro forma earnings per share target of approximately $1.03. Additionally, we have stated, the following operating model targets for fiscal 2002: research and development expenses of 20-21% of revenue, sales and marketing expenses of 34-35% of revenue, and general and administrative expenses of 9-10% of revenue. We have stated an effective tax rate target of 32%. We have also previously stated that we are targeting other income to be approximately $4.0 million per quarter. Due to the current interest rate environment, however, we have stated a revised target for interest and other income of approximately $3.0-$4.0 million per quarter in fiscal 2002.

        On February 1, 2002, we announced a proposed agreement to acquire Accelio Corporation. Based on an anticipated close date of March 2002, we are targeting incremental revenue associated with this acquisition of approximately $30.0-$35.0 million. In addition, with the acquisition of Accelio, we have lowered our gross margin target from 93% to 92%, and our pro forma operating profit margin target from 28% to 27%. Furthermore, we indicated that the acquisition would be dilutive to pro forma earnings per share of $0.02 per share in fiscal year 2002. The proposed acquisition is subject to the execution of customary transaction documents and the satisfaction of customary closing conditions, including the approval of Accelio's shareholders and clearance of the acquisition by U.S. and Canadian regulatory authorities. If these conditions are not satisfied, we may not complete the acquisition. Initially the transaction was expected to close in March 2002. However, due to certain regulatory and timing requirements, we are now targeting to close in April 2002.

        In connection with this proposed acquisition, we may not be successful in integrating Accelio or developing products based on Accelio's technology or expertise. We also may not be successful in integrating its distribution channels with ours. Additionally, we may face unanticipated expenses relating to the integration of Accelio personnel and its products, distribution channels, and administrative functions.

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
  •
  headcount increases

        These and many other factors described in this report affect our financial performance and may cause our future results, including results for the current quarter, to vary materially from these targets. In particular, the recent slow-down in some geographic areas, primarily in the U.S., Europe, and Japan, has affected all of our product segments and may adversely affect our ability to achieve our revenue targets. We attribute this slow-down, which is affecting all of our product segments, to weakening economic conditions. These adverse economic conditions in the U.S., Europe, Japan, and potentially other geographic markets may continue in the short term, and they may continue to adversely affect our revenue and earnings. Although there were also adverse conditions in other countries, the countries affected represent a much smaller portion of our revenue and thus have less impact on our operational results. Furthermore, if the economic slow-down worsens or spreads to other geographic areas where we do business, it would likely cause our future results, including results for the first quarter of fiscal 2002, to vary materially from our targets.

        We plan to recruit key talent for our future growth. These plans to continue to invest in certain areas will require us to continue to hire additional employees. Competition for high-quality personnel, especially highly skilled engineers, is extremely intense. Our ability to effectively manage this growth will require us to continue to improve our operational and financial controls and information management systems, and to attract, retain, motivate, and manage employees effectively; otherwise our business could be seriously harmed.

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

        We hold equity investments that have recently experienced significant declines in market value. We also have investments, and may continue to make future investments, in several privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development is typically in the early stages and may never materialize. Our investment activities can impact our net income. For fiscal 2001, we recorded pre-tax losses from marketable securities and other investments in privately held companies of $93.4 million, compared to pre-tax gains in fiscal 2000 of $14.3 million. These amounts reflect realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable equity securities, and equity method gains and losses of Adobe Ventures. In fiscal 2001, decreases in the market prices of these securities resulted in a significant reduction in our pre-tax income, and future price fluctuations in these securities and any significant long-term declines in value could reduce our net income in future periods. We are uncertain of future investment gains and losses, as they are primarily dependent upon the operations of the underlying investee companies.

        The market for our graphics and ePaper applications is intensely and increasingly competitive and is significantly affected by product introductions and market activities of industry competitors. Additionally, Microsoft has increased its presence in the low-end consumer digital imaging/graphics market and the electronic document sharing markets. We believe that, due to Microsoft's market dominance, any new Microsoft products in these markets will be highly competitive with our products. If competing new products achieve widespread acceptance, our operating results would suffer.

        In addition, we continue to expand into third-party distribution channels, including VARs and systems integrators, in our effort to further broaden our customer base. As a result, the financial health of these third parties and our continuing relationships with them are becoming more important to our success. Some of these companies are thinly capitalized and may be unable to withstand changes in business conditions. Our business could be seriously harmed if the financial condition of some of these third parties substantially weakens or if our relationships with them deteriorate. Also, as we seek to further broaden our customer base in the enterprise, corporate business and consumer markets, we may not successfully adapt our application software distribution channels, which could cause our operating results to suffer. As we currently have limited experience in these markets, we believe we will need to recruit, train, and retain personnel with experience in these markets, and our failure to do so may harm our ability to penetrate these markets. We could experience decreases in average selling prices and some transitions in our distribution channels that could seriously harm our business.

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

        Revenue from our OEM PostScript and Other segment experienced a 20% decline in fiscal 2001 compared to fiscal 2000, primarily as a result of a decline in the print business. We expect this segment to continue to decline in fiscal 2002 relative to fiscal 2001, which may harm our business if the magnitude of the decline significantly exceeds our expectations. The continuing weakness in the economy is contributing to the decrease in revenue for the monochrome laser printers market in addition to the decline in average selling prices of monochrome laser printers and the increasing use of inkjet printers. In addition, customer transition from paper-based processes to electronic workflows, renegotiated pricing with certain OEM customers, and the outsourcing of certain OEM accounts to a third party solution provider contributed to the decline in revenue in this segment. If another major customer also decided to incorporate a clone version instead of Adobe PostScript technology, it could seriously harm our business. Further, OEM partners on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us.

        The Internet market is rapidly evolving and is characterized by an increasing number of market entrants that have introduced or developed products addressing authoring and communication over the Internet. As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The software industry addressing authoring and communications over the Internet is still developing. Standards defining Web graphics have not yet been fully adopted. In addition, new models for licensing software will be needed to accommodate new information delivery practices. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, ease of use and access, cost, and quality of service) remain unresolved and may affect the growth of Internet use, together with the software standards and electronic media employed in such markets.

        We intend to increase our investment in e-business and enhanced marketing activities in an effort to achieve revenue growth, but we can provide no assurance that increased investment in this new market will result in increased revenue.

        We derive a significant portion of our revenue and operating income from our customers located in Europe, Japan, Asia Pacific, and Latin America. We generally experience lower revenue from our European operations in the third quarter because many customers reduce their purchasing activities in the summer months. Additionally, we are uncertain whether the recent weakness experienced in Europe, Asia Pacific and Latin America markets will continue in the foreseeable future due to possible currency devaluation and liquidity problems in these regions. While most of the revenue of our European subsidiaries had in the past been denominated in U.S. dollars, we now denominate revenue in euros in certain European countries. In addition, the majority of our revenue derived from Japan is denominated in yen, and the majority of all our subsidiaries' operating expenses are denominated in their local currencies. As a result, our operating results are subject to fluctuations in foreign currency exchange rates. To date, the financial impact of such fluctuations has not been significant. Our hedging policy attempts to mitigate some of these risks, based on our best judgment of the appropriate trade-offs among risk, opportunity, and expense. We have established a hedging program to hedge our exposure to foreign currency exchange rate fluctuations, primarily of the Japanese yen and the euro. We regularly review our hedging program and will make adjustments based on our best judgment. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

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

        We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the American Institute of Certified Public Accountants (the "AICPA"), the Securities and Exchange Commission (the "SEC"), and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even affect the reporting of transactions completed before a change is announced. Our accounting policies that may be affected by changes in the accounting rules are as follows:

  •
  rules relating to software revenue recognition
  •
  accounting for business combinations
  •
  the valuation of in-process research and development
  •
  employee stock purchase plans
  •
  stock option grants
  •
  goodwill and other intangible assets accounting

        Changes to these rules or the questioning of current practices may have a significant adverse effect on our reported financial results or in the way in which we conduct our business. See the discussion under "Critical Accounting Policies" below for additional information about our critical accounting policies and some risks associated with these policies.

        New FASB guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. On July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," that establishes a new standard for accounting for goodwill acquired in a business combination. This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as previously required by APB Opinion No. 17, "Intangible Assets." Under SFAS 142, goodwill will be separately tested for impairment using a fair-value-based approach. Any required goodwill impairment charges will be presented as a separate line item within the operating section of the income statement. The shift from an amortization approach to an impairment approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after June 30, 2001. We are currently evaluating the impact of this Statement on our financial position and are planning to adopt this standard beginning in fiscal year 2003, as required. It is possible that in the future, we may incur less frequent, but larger, impairment charges related to the goodwill already recorded, as well as goodwill arising out of potential future acquisitions.

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

Critical Accounting Policies

        We have identified the following as critical accounting policies to our company: revenue recognition, accounting for our marketable and non-marketable fixed income and equity securities, and accounting for leases of property and equipment.

  Revenue Recognition

        We recognize application products revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Application product revenue from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection when given, and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel, and other related factors. The estimates and reserves for rebates and price protection are based on historical rates. While management believes it can make reliable estimates for these matters, nevertheless unsold products in these distribution channels are exposed to rapid changes in consumer preferences or technological obsolescence due to new operating environments, product updates or competing products. Accordingly, it is possible that these estimates will change in the near future or that the actual amounts could vary materially from our estimates and that the amounts of such changes could seriously harm our business.

        We provide free technical phone support to customers who are under warranty for support. We accrue the estimated cost of free technical phone support upon shipment of software and amortize the accrued internal and external cost of telephone support to sales and marketing expense.

        We also license software with post-contract customer support ("PCS") for two years. PCS includes rights to upgrades, when and if available, a limited period of telephone support, updates, and bug fixes. Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The arrangement fee for multiple-element arrangements is allocated to each element of the arrangement, such as maintenance and support services, based on the relative fair values of the elements. We determine the fair value of each element in multi-element arrangements based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically two years).

        We record OEM licensing revenue, primarily royalties, when OEM partners ship products incorporating Adobe software, provided collection of such revenue is deemed probable. We have no remaining obligations in relation to such licensing revenue.

        We also recognize revenue under a subscription-based model for our Adobe Studio website, which we launched in the fourth quarter of fiscal 2001. Revenue is recognized on a monthly basis from fees received that month for providing software subscriptions for our hosted application.

        Deferred revenue includes customer advances under OEM licensing agreements and maintenance revenue for application products. We recognize deferred maintenance revenue ratably over the term of the contract, generally twenty-four months. In cases where we will provide a specified free upgrade to an existing product, we defer revenue until the future obligation is fulfilled.

        We perform ongoing credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for potential credit losses and such losses have been within our expectations.

  Accounting for our Marketable and Non-marketable Fixed Income and Equity Securities

        We classify all of our cash equivalents and short-term investments that are free of trading restrictions, or become free of trading restrictions within one year, as "available-for-sale." We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Realized gains and losses are recognized when realized on our consolidated statements of income. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies' cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related writedown as an investment loss on our consolidated statements of income. For more information on our cash, cash equivalents, and short-term investments, please refer to Note 3 of our Notes to Consolidated Financial Statements.

        Our long-term investments include direct investments and indirect investments in privately-held companies. We own limited partnership interests in four venture capital limited partnerships, Adobe Ventures L.P.; Adobe Ventures II, L.P.; Adobe Ventures III, L.P., and Adobe Ventures IV, L.P. (collectively "Adobe Ventures"), that invest in early stage companies with innovative technologies. In addition to the potential for financial returns, our venture activities increase our knowledge of emerging markets and technologies, as well as expand our ecosystem of Adobe products and services. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        The investments in Adobe Ventures are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment income (loss). The stock of a number of technology investments held by the limited partnerships at November 30, 2001 are not publicly traded, and, therefore, there is no established market for their securities. As such, the fair value of these investments are determined by Granite Ventures using the most recent round of financing involving new non-strategic investors, or estimates made by Granite Ventures. We have a policy in place to review the fair value of these investments held by Adobe Ventures on a regular basis to evaluate the carrying value of the investments in these companies. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve in addition to our equity method of accounting and the related writedown is recorded as an investment loss on our consolidated statements of income. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

        We recognize realized gains and losses upon sale or maturity of these investments using the specific identification method. For further information on our long-term investments, please refer to Note 5 of our Notes to Consolidated Financial Statements.

  Accounting for Leases of Property and Equipment

        We entered into two operating lease agreements in 1999 and 2001 related to our headquarter office buildings in San Jose, CA. The agreements qualify for operating lease accounting treatment under SFAS 13, "Accounting for Leases," and, as such, the buildings are not included on our balance sheet. These agreements are subject to standard covenants, including liquidity, leverage, and profitability ratios that are reported to the lessors quarterly. We believe we will be able to meet our obligations under the agreements, but if we default on our commitments and are unable to remedy the default quickly enough, the lessors may terminate all remaining commitments, demand payment equal to the lessor's investment, or require us to purchase, facilitate the sale of the buildings to a third party, or surrender the buildings. If we are required to purchase the buildings, this will decrease our cash available for working capital and require us to add the value of the buildings to our balance sheet. If we facilitate the sale or surrender the buildings, this could require us to find alternate facilities on terms that may not be as favorable as the current arrangement. As of November 30, 2001, we were in compliance with all covenants. For further information on these leases, please refer to our "Commitments" section under "Liquidity and Capital Resources" and Note 13 of our Notes to Consolidated Financial Statements.

We Disclose Pro Forma Financial Information

        We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. Our pro forma financial information does not include unusual or non-recurring events or transactions, amortization of goodwill and purchased intangibles, or gains and losses on investments in equity securities. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

        The following table shows the Company's pro forma results reconciled to the GAAP Consolidated Statement of Income for fiscal year ended November 30, 2001. Our pro forma results for the fiscal year 2001 exclude restructuring and other charges, amortization of goodwill and purchased intangibles, and investment loss.

Year ended November 30, 2001
GAAP income before income taxes	$306,931
Restructuring and other charges	12,063
Amortization of goodwill and purchased intangibles	14,281
Investment loss	93,414

Pro forma income before income taxes	426,689
Income tax provision	140,807

Pro forma net income	285,882
Basic pro forma net income per share	$1.20

Shares used in computing basic net income per share	238,461

Diluted net income per share	$1.15

Shares used in computing diluted net income per share	249,145

Pro Forma Fair Value Disclosures on Employee Stock Plans

        We account for our employee stock plans, consisting of fixed stock option plans, an employee stock purchase plan, and a performance and restricted stock plan, using the intrinsic value method. Please see our Note 10 of the Notes to Consolidated Financial Statements for the pro forma amounts of net income and net income per share that would have resulted if we accounted for our employee stock plans under the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation."

Recent Accounting Pronouncements

        During July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." This Statement requires all business combinations to be accounted for using the purchase method of accounting and redefines goodwill and other intangibles that should be recognized separate from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

        During July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS 142 is effective for those transactions. We will adopt SFAS 142 beginning in our fiscal year 2003. We are currently evaluating the impact of SFAS 142 on our financial statements and related disclosures.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material impact on our financial position or results of operations.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS 144 beginning in our fiscal year 2003. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, "Accounting for Certain Sales Incentives," EITF No. 00-22, "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future" and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." We are evaluating the impact of EITF No. 01-09 and do not believe the adoption will have a material impact on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	2001	Change	2000	Change	1999
Cash, cash equivalents, and short-term investments	$581.6	(14)%	$679.9	36%	$498.7
Working capital	$453.7	(19)%	$563.3	59%	$355.4
Stockholders' equity	$617.0	(18)%	$752.5	47%	$512.2

        Our cash, cash equivalents, and short-term investments consist principally of money market funds, municipal bonds, and marketable equity securities. All of our short-term investments are classified as available-for-sale under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair market value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Realized gains and losses are recognized when realized on the consolidated statements of income.

        Our cash, cash equivalents, and short-term investments decreased $98.3 million, or 14%, from December 1, 2000, primarily due to the purchase of treasury stock in the amount of $485.1 million, the purchase of long-term investments and other assets for $32.0 million, capital expenditures of $46.6 million, and the payment of dividends totaling $12.0 million. In addition, our short-term investments decreased due to the writedown of certain short-term marketable equity investments totaling $53.1 million and the sale of marketable equity investments with a cost basis of $7.8 million.

        These decreases were partially offset by cash generated from operations of $418.7 million and proceeds from the issuance of treasury stock related to the exercise of stock options under our stock option plans and sale of stock under the Employee Stock Purchase Plan of $87.5 million. Another source of cash included proceeds from the sale of equity securities of $31.5 million.

        Our existing cash, cash equivalent and investment balances may decline further during fiscal 2002, although we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months. If the global economy weakens further, the decline in cash, cash equivalents and investments balances may be greater than presently anticipated.

        We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to purchase treasury stock and strategically acquire companies, products, or technologies.

        Adobe's Board of Directors approved two separate two-for-one stock splits in the form of stock dividends of our common stock to stockholders effected October 24, 2000 and October 26, 1999. All share and per share amounts referred to in the consolidated financial statements have been adjusted to reflect these stock splits.

        We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for each of the four quarters in fiscal 2001, 2000, and 1999. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

  Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program, which is designed to minimize dilution from employee stock plans, we sold put warrants to independent third parties in fiscal 2001, 2000, and 1999. Each put warrant entitles the holder to sell one share of Adobe's common stock to Adobe at a specified price for cash or stock at Adobe's option. Approximately 5.6 million, 7.0 million, and 10.3 million put warrants were written in fiscal 2001, 2000, and 1999, respectively. At November 30, 2001, approximately 3.8 million put warrants were outstanding that expire through July 2002, with an average exercise price of $22.28 per share, resulting in a total potential cash outlay of approximately $84.0 million in fiscal 2002 if all puts warrants are exercised.

        In addition, in fiscal 2001, 2000, and 1999, we purchased call options from independent third parties that entitled us to buy 3.9 million, 4.2 million, and 4.9 million shares, respectively, of our common stock on certain dates at specified prices. At November 30, 2001, approximately 2.6 million call options were outstanding that expire on various dates through July 2002 with an average exercise price of $24.09 per share, resulting in a total potential cash outlay of approximately $63.3 million in fiscal 2002 if all calls options are exercised.

        Currently, all put warrants have a corresponding call option with an identical expiry date. Consequently, either the call option or put warrant, but not both, will be exercised.

        We repurchased approximately 5.9 million, 7.2 million, and 22.4 million shares in fiscal 2001, 2000, and 1999, respectively, at a cost of $319.9 million, $255.5 million, and $448.7 million, respectively.

  Stock Repurchase Program II—Additional Authorization above Dilution Coverage

        In September 1997, Adobe's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 60.0 million shares of our common stock over a two-year period. This program was completed in the first quarter of fiscal 1999. Under this program, we repurchased approximately 3.3 million shares in fiscal 1999 at a cost of $30.5 million.

        In April 1999, the Board authorized a 5.0 million share repurchase program, which allows us to purchase shares in the open market and enter into contracts to repurchase shares during future quarters by selling put warrants and buying call options. During fiscal 2001, approximately 4.9 million put warrants were written and 3.5 million call options were purchased at prices ranging from $32.60 to $39.58. As of November 30, 2001, there were no put warrants or options outstanding in this program. During fiscal 2001, we repurchased approximately 4.7 million shares at a cost of $165.2 million. We did not repurchase any shares under this program in fiscal 2000.

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

        For more information on our puts and calls, please see Note 1 of our Notes to Consolidated Financial Statements.

Commitments

        Our principal commitments as of November 30, 2001 consist of obligations under operating leases, a line of credit agreement, a real estate financing agreement, venture investing activities, royalty agreements, and various service agreements. We expect to fulfill all of the below commitments from our working capital.

  Lease Commitments

        We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2025. Rent expense, net of sublease income, for these leases aggregated $22.0 million, $25.6 million, and $29.4 million during fiscal 2001, 2000, and 1999, respectively. As of November 30, 2001, future minimum lease payments under noncancelable operating leases, net of sublease income, are as follows: 2002—$29.6 million; 2003—$32.3 million; 2004—$35.7 million; 2005—$28.5 million; 2006—$17.0 million; and $33.2 million thereafter.

        In September 2001, we entered into a real estate development agreement for the construction of an office building in downtown San Jose, California. Under the agreement, the lessor will finance up to $117.0 million over a two-year period, toward the construction and associated costs of the building. As part of the agreement, we entered into a five-year lease beginning upon completion of the building. We have an option to purchase the building at any time during the term for an amount equal to the total investment of the lessor. The agreement and lease are subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of November 30, 2001, we were in compliance with all covenants. In case of a default, the lessor may terminate all remaining commitments, demand payment equal to the lessor's investment, or require that we purchase, facilitate the sale of the building to a third party, or surrender the building. The agreement qualifies for operating lease accounting treatment under SFAS 13, and, as such, the building and the related obligation are not included on our balance sheet, but the lease payments are reflected in the schedule of future minimum lease payments. At the end of the lease term, we can either purchase the building for an amount equal to the lessor's investment, which will be approximately $117.0 million, request to extend the maturity date of the lease or remarket the building. If we elect to remarket the building, we are obligated to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lessor's investment, up to a maximum recourse amount as set forth in the lease. The lessor is a multi-asset leasing company with a substantive net worth, not a special purpose entity.

        In August 1999, Adobe entered into a five-year lease agreement for our corporate headquarters office buildings in San Jose, California. Under the agreement, we have an option to purchase the buildings at any time during the lease term for $142.5 million, which is the total investment of the lessor. The lease is subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of November 30, 2001, we were in compliance with all covenants. In case of a default, the lessor may demand payment equal to the lessor's investment or that we surrender the buildings. The agreement qualifies for operating lease accounting treatment under SFAS 13 and, as such, the buildings and the related obligation are not included on our balance sheet, but the lease payments are reflected in the schedule of future minimum lease payments. At the end of the lease term, we can either purchase the buildings for an amount equal to the lessor's investment, which is approximately $142.5 million, or terminate the lease. If we elect to terminate, we are obligated to use our best efforts to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lessor's investment, up to a maximum guaranteed residual amount as set forth in the lease. The lessor is a multi-asset leasing company with a substantive net worth, not a special purpose entity.

  Line of Credit

        In August 1999, Adobe entered into two unsecured revolving credit facilities, of $100.0 million each, with a group of banks, for general corporate purposes, subject to certain financial covenants. One of the facilities expired in August 2001 and was not renewed, and the other $100.0 million facility expires in August 2002. Outstanding balances would accrue interest at London Interbank Offered Rate ("LIBOR") plus a margin that is based on our financial ratios. There were no outstanding balances on the credit facility as of November 30, 2001. In addition, as of November 30, 2001, we were in compliance with all financial covenants.

        We believe that if our line of credit is canceled or amounts are not available under the line, our financial results, liquidity, or capital resources would not be adversely impacted.

        Under the terms of the line of credit agreement, corporate headquarters lease agreement, and real estate financing agreement, we may pay cash dividends unless an event of default has occurred or we do not meet certain financial ratios.

  Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense was approximately $14.1 million, $20.8 million, and $24.5 million in fiscal 2001, 2000, and 1999, respectively.

  Adobe Ventures

        We have commitments to the Adobe Venture limited partnerships. The following table shows the capital commitments and the capital contributed as of November 30, 2001:

	Capital Commitment	Capital Contributed
Adobe Ventures L.P.	$40,000,000	$40,475,757
Adobe Ventures II, L.P.	$40,000,000	$36,947,363
Adobe Ventures III, L.P.	$60,000,000	$56,162,222
Adobe Ventures IV, L.P.	$100,000,000	$18,292,333

        The capital commitment is the amount that Adobe has agreed to contribute to the Partnership. The capital commitment amount is contributed over the term of each Partnership, which is ten years. We can cease funding at any time after the earlier of: a) two years after the effective date of the Partnership or b) the date on which the Company has made capital contributions to the Partnership in an amount in excess of $10.0 million, $10.0 million, $20.0 million, and $33.0 million for Adobe Ventures L.P., Adobe Ventures II, L.P., Adobe Ventures III, L.P., and Adobe Ventures IV, L.P., respectively.

        In addition to these venture partnerships, we have direct investments in public and privately-held companies. In total, as of November 30, 2001, we have invested $194.9 million through our venture partnerships and direct investments. As of November 30, 2001, net returns were $354.3 million, including stock dividends and net gains in market value of investments.

  Legal Actions

        We are engaged in certain legal actions arising in the ordinary course of business. We believe that we have adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on our financial position and results of operations.

Derivatives and Financial Instruments
(Item 7a. Quantitative and Qualitative Disclosures About Market Risk)

  Foreign Currency Hedging Instruments

        We transact business in various foreign currencies, primarily in certain European countries and Japan. Accordingly, we are subject to exposure from movements in foreign currency exchange rates. This exposure is primarily related to yen denominated licenses in Japan, and beginning in fiscal 2001, euro denominated licenses in certain European countries.

        Our Japanese operating expenses are in yen, and our European operating expenses are in euro, which mitigates a portion of the exposure related to yen and euro denominated licenses. In addition, we hedge firmly committed transactions using forward contracts. We also hedge a percentage of forecasted international revenue with forward and purchased option contracts. At November 30, 2001, total outstanding contracts included $98.3 million in foreign currency forward exchange contracts and purchased put option contracts with a notional value of $82.3 million. All contracts expire at various times through May 2002. Our hedging policy is designed to reduce the impact of foreign currency exchange rate movements, and we expect any gain or loss in the hedging portfolio to be offset by a corresponding gain or loss in the underlying exposure being hedged. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts offset gains and losses on the assets, liabilities, and transactions being hedged. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with high quality counterparties with specific minimum rating requirements. In addition, our hedging policy establishes maximum limits for each counterparty.

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

        We record changes in the fair value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the fiscal year ended November 30, 2001, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged. At November 30, 2001, the outstanding balance sheet hedging derivatives had maturities of 60 days or less.

        A sensitivity analysis was performed on all of our foreign exchange derivatives as of November 30, 2001. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% and 15% shift in the value of exchange rates relative to the U.S. dollar. A 10% and 15% increase in the value of the U.S. dollar (and a corresponding decrease in the value of the hedged foreign currency asset) would lead to an increase in the fair value of our financial hedging instruments by $16.0 million and $23.9 million, respectively. Conversely, a 10% and 15% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $12.5 million and $18.1 million, respectively.

        We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

        As a general rule, we do not use financial instruments to hedge local currency denominated operating expenses in countries where a natural hedge exists. For example, in many countries the local currency product licenses substantially offsets the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures, primarily related to operating expenses, on an ongoing basis.

        We regularly review our hedging program and may as part of this review determine at any time to change our hedging program.

  Equity Investments

        We are exposed to equity price risk on our portfolio of marketable equity securities. As of November 30, 2001, our total equity holdings in publicly traded companies were valued at $37.8 million compared to $90.2 million at December 1, 2000, a decrease of 58%. We believe that it is reasonably possible that the fair values of these securities could experience further adverse changes in the near term. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies' cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related writedown in our consolidated statements of income.

        The following table represents the potential decrease in fair values of our marketable equity securities that are sensitive to changes in the stock market. Fair value deteriorations of minus 50%, 35%, and 15% were selected based on the probability of their occurrence.

Potential decrease to the value of securities given X% decrease in each stock's price

	(50%)	(35%)	(15%)	Fair Value as of November 30, 2001
Marketable equity securities	$(18.9)	$(13.2)	$(5.7)	$37.8

  Equity Forward Contracts

        We also have a policy to hedge a certain portion of our equity holdings in publicly traded companies. From time to time, we have entered into forward contracts to sell portions of our equity holdings in future periods. We account for these forward contracts as "Fair Value Hedges," in accordance with SFAS 133 and mark them to market at the end of each period, offsetting changes in the fair market value of the equities being hedged. An increase (decrease) in the market value of the underlying equities will result in a corresponding decrease (increase) in the value of the forward contract. We have no outstanding forward contracts hedging marketable equity securities remaining as of November 30, 2001. As of December 1, 2000, the value of our forward contracts hedging equity securities was $10.7 million.

  Fixed Income Investments

        At November 30, 2001, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $404.1 million compared to $369.7 million at December 1, 2000, an increase of 9%. These securities are subject to interest rate fluctuations. Changes in interest rates could adversely affect the market value of our fixed income investments.

        A sensitivity analysis was performed on our investment portfolio as of November 30, 2001. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over six-month and twelve-month time horizons.

Potential decrease to the value of fixed income securities given X% increase in interest rates.

	0.5%	1.0%	1.5%
6-month horizon	$(2.3)	$(4.5)	$(6.8)
12-month horizon	$(2.1)	$(4.1)	$(6.2)

        We do not currently have any derivative financial instruments outstanding to manage interest rate risks. However, we have established policies and procedures to allow entering into derivative financial instruments to hedge interest rate risk if appropriate. We also limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum duration of all portfolios is limited to 2.3 years. The guidelines also establish credit quality standards, limits on exposure to any one security issue, limits on exposure to any one issuer, and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines, we do not expect the exposure to interest rate risk and credit risk to be material.

  Privately Held Investments

        We have direct investments, as well as indirect investments through Adobe Ventures, in several privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the technologies or products they have under development are typically in the early stages and may never materialize, and we could lose a substantial part of our entire initial investment in these companies.

        We have a policy in place to review privately-held investments on a regular basis to evaluate the carrying amount and economic viability of these companies. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of an investment is carried at an amount in excess of fair value, it is our policy to record a reserve in addition to our equity method of accounting and the related writedown is recorded as an investment loss on our consolidated statements of income.

  Facility Leases

        We are exposed to interest rate risk associated with leases of our facilities whose payments are tied to the LIBOR and have evaluated the hypothetical changes in lease obligations arising from selected hypothetical changes in LIBOR. Market changes reflected immediate hypothetical parallel increases in the LIBOR curve of plus or minus 50, 100, and 150 basis points for a twelve-month period. Based on this analysis, such charges would not be material to our results of operations or financial position.

Item 8.    Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

        Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14 (a)(1) for a listing of financial statements provided in the section titled "FINANCIAL STATEMENTS".

SUPPLEMENTARY DATA

        The following tables (presented in thousands, except per share amounts) set forth quarterly supplementary data for each of the years in the two-year period ended November 30, 2001. All share and per share amounts referred to in the table below have been adjusted to reflect the two-for-one stock split in the form of a stock dividend of our common stock effected October 24, 2000.

	2001
	Quarter Ended
					Year Ended Nov. 30
	Mar. 2	June 1	Aug. 31	Nov. 30
Revenue	$328,969	$344,093	$292,118	$264,540	$1,229,720
Gross profit	308,953	321,734	272,077	245,505	1,148,269
Income before income taxes	104,113	91,500	60,140	51,178	306,931
Net income(1)	69,756	61,305	40,294	34,289	205,644
Basic net income per share(1)	0.29	0.26	0.17	0.15	0.86
Shares used in computing basic net income per share	240,078	238,163	238,051	236,361	238,461
Diluted net income per share	0.28	0.25	0.16	0.14	0.83
Shares used in computing diluted net income per share	253,609	250,127	248,566	243,411	249,145
	2000
	Quarter Ended
					Year Ended Dec. 1
	Mar. 3	June 2	Sep. 1	Dec. 1
Revenue	$282,232	$300,085	$328,867	$355,194	$1,266,378
Gross profit	261,510	279,481	305,199	332,933	1,179,123
Income before income taxes	99,331	101,195	120,429	122,785	443,739
Net income(2)	64,565	65,777	78,270	79,196	287,808
Basic net income per share(2)	0.27	0.28	0.33	0.33	1.21
Shares used in computing basic net income per share	237,256	237,516	238,464	239,640	238,292
Diluted net income per share	0.26	0.26	0.31	0.31	1.13
Shares used in computing diluted net income per share	252,978	255,348	255,828	257,294	255,774

(1)
In 2001, net income and net income per share includes the following: first quarter includes investment loss of $17.0 million and amortization of goodwill and purchased intangibles of $3.6 million; the second quarter includes investment loss of $31.0 million and amortization of goodwill and purchased intangibles of $3.6 million; the third quarter includes investment loss of $39.4 million and amortization of goodwill and purchased intangibles of $3.6 million; the fourth quarter includes investment loss of $5.9 million, restructuring and other charges of $12.1 million, and amortization of goodwill and purchased intangibles of $3.6 million.

(2)
In 2000, net income and net income per share includes the following: the first quarter includes investment gain of $4.7 million, one-time gain from the sale of assets of $2.7 million, gain from the reversal of a previous restructuring charge of $0.7 million, and amortization of goodwill and purchased intangibles of $1.2 million; the second quarter includes investment gain of $7.7 million, restructuring and other charges of $6.3 million, and amortization of goodwill and purchased intangibles of $1.2 million; the third quarter includes investment gain of $9.4 million and amortization of goodwill and purchased intangibles of $1.2 million; the fourth quarter includes investment loss of $7.4 million, acquired in-process research and development of $0.5 million, and amortization of goodwill and purchased intangibles of $3.4 million.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        For information regarding our Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled "Proposal 1—Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 11, 2002. Information regarding our Executive Officers is contained in Item 1 Business of this report.

        We are incorporating the information contained in those sections of our Proxy Statement here by reference.

Item 11.    Executive Compensation

        For information regarding our Executive Compensation, we direct you to the section entitled "Executive Compensation" in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 11, 2002.

        We are incorporating the information contained in that section of our Proxy Statement here by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        You will find this information in the section captioned "Security Ownership of Certain Beneficial Owners and Management," which will appear in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 11, 2002. We are incorporating that information here by reference.

Item 13.    Certain Relationships and Related Transactions

        During fiscal 1999, we entered into two separate loan agreements with Graham Freeman, an executive officer, to assist with his relocation to San Jose, California. The first loan in the amount of $550,000, with an interest rate of 8.25% per annum, was repaid on December 31, 1999. The second loan, in the amount of $1.0 million, is interest-free and is secured by Mr. Freeman's principal residence. Under the terms of the agreement, Mr. Freeman is required to repay this loan at $200,000 per year over the five years beginning December 2000. His second payment was made in December 2001, leaving a balance of $600,000 as of January 25, 2002. The loan was amended in November 2001 in connection with Mr. Freeman's resignation from the Company to include an agreement by the Company that it would not exercise its right to accelerate the payment of unpaid principal because of Mr. Freeman's termination of employment. The Company reserved the right to accelerate payment for any other reason authorized by the agreement.

        Also in connection with Mr. Freeman's resignation from his employment with us, which was effective November 30, 2001, we entered into an agreement with him to: (i) pay him a lump sum equal to his total target compensation (base pay and management incentive plan bonuses) for twelve (12) months, (ii) pay for his COBRA premiums until the earlier of November 1, 2002 or the date he receives coverage under another group health insurance plan, and (iii) allow him to keep his laptop computer. We also amended his loan agreement with us, as described in the previous paragraph. In addition, he remained eligible for any bonuses earned through his resignation date, although no bonuses were earned or paid.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  Documents filed as part of this report

  1.
  Financial statements

  •
  Management's Report

  •
  Independent Auditors' Report

  •
  Consolidated Balance Sheets November 30, 2001 and December 1, 2000

  •
  Consolidated Statements of Income Years Ended November 30, 2001, December 1, 2000, and December 3, 1999

  •
  Consolidated Statements of Stockholders' Equity and Other Comprehensive Income Years Ended November 30, 2001, December 1, 2000, and December 3, 1999

  •
  Consolidated Statements of Cash Flows Years Ended November 30, 2001, December 1, 2000, and December 3, 1999

  •
  Notes to Consolidated Financial Statements

    2.
    Financial statement schedule

    •
    Schedule II—Valuation and Qualifying Accounts

    3.
    Exhibits

(a)    Index to Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.2.11	Amended and Restated Bylaws as currently in effect	10-Q	7/16/01	3.2.11
3.4	Agreement and Plan of Merger effective 5/30/97 (by virtue of a reincorporation), by and between Adobe Systems Incorporated, a California corporation and Adobe Systems (Delaware) Incorporated, a Delaware corporation	10-Q	05/30/97	2.1
3.6	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
4.2	Fourth Amended and Restated Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
10.1.6	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.21.3	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.23	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.24	1994 Stock Option Plan*	10-Q	5/27/94	10.1.7
10.25	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.26	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.27	Amended 1997 Employee Stock Purchase Plan*	S-8	6/21/99	10.51
10.28	1996 Outside Directors Stock Option Plan*	10-Q	05/31/96	10.36
10.29	1996 Outside Directors' Stock Option Plan, as amended*	S-8	6/16/00	4.7
10.30	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.31	1996 Outside Directors Stock Option Plan, as amended*	10-Q	7/16/01	10.75
10.32	1999 Nonstatutory Stock Option Plan*	S-8	9/15/99	4.6
10.33	1999 Nonstatutory Stock Option Plan, as amended*	S-8	12/22/00	4.6
10.34	1999 Nonstatutory Stock Option Plan, as amended*	S-8	3/15/01	4.7
10.35	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.40	Form of Indemnity Agreement*	10-K	11/30/90	10.17.2
10.41	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.42	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.43	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52

10.44	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.48	Letter of Release and Waiver*	10-K	11/27/98	10.48
10.53	Amended, Restated and Consolidated Master Lease of Land and Improvements by and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.54	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54
10.56	Note Secured by Deed of Trust and Promissory Note*	10-K	12/3/99	10.56
10.66	Credit Agreement among Adobe Systems Incorporated, Lenders Named therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.66
10.67	Amendment No. 1 to 1999 Credit Agreement among Adobe Systems Incorporated, Lenders Named Therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.67
10.68	Amendment No. 1 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	7/16/01	10.68
10.69	Amendment No. 2 to Amended, Restated, and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	9/1/00	10.68
10.77	Lease agreement between Adobe Systems and Selco Service Corporation				X
10.78	Participation agreement among Adobe Systems, Selco Service Corporation, et al.				X
10.79	Confidential Resignation Agreement*				X
10.80	Executive Severance Plan in the Event of a Change of Control*				X
21	Subsidiaries of the Registrant				X
23	Consent of KPMG LLP				X

*
Compensatory plan or arrangement

        We will furnish any exhibit listed above that is not included here. You must specifically request the exhibit you would like to receive and pay our reasonable expenses in furnishing it to you. You should call or write:

Investor Relations Department
345 Park Avenue
San Jose, CA 95110-2704
408-536-4416
Fax 408-537-4034
E-mail: ir@adobe.com

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of February, 2002.

Signature	Title

/s/ JOHN E. WARNOCK John E. Warnock	Chairman of the Board of Directors
/s/ CHARLES M. GESCHKE Charles M. Geschke	Chairman of the Board of Directors
/s/ BRUCE R. CHIZEN Bruce R. Chizen	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ CAROL MILLS BALDWIN Carol Mills Baldwin	Director
/s/ JAMES DALEY James Daley	Director
/s/ ANTONIO PEREZ Antonio Perez	Director
/s/ COLLEEN M. POULIOT Colleen M. Pouliot	Director and Senior Vice President
/s/ ROBERT SEDGEWICK Robert Sedgewick	Director
/s/ DELBERT W. YOCAM Delbert W. Yocam	Director
/s/ MURRAY J. DEMO Murray J. Demo	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SUMMARY OF TRADEMARKS

        The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in certain jurisdictions, are referenced in this Form 10-K:

Adobe
Acrobat
Acrobat Capture
Acrobat eBook Reader
Acrobat Reader
Acrobat Messenger
ActiveShare
Adobe Dimensions
Adobe Font Folio
Adobe PhotoDeluxe
Adobe Premiere
Adobe Studio
Adobe Type Manager
After Effects
AlterCast
Atmosphere
Distiller
ePaper
Extreme
FrameMaker
GoLive
Illustrator
InCopy
InDesign
InProduction
LiveMotion
PageMaker
PageMill
PDF Transit
Photomerge
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

December 11, 2001	By: /s/ Murray J. Demo Murray J. Demo, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of November 30, 2001 and December 1, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Mountain View, California
December 11, 2001

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	November 30, 2001	December 1, 2000
ASSETS
Current assets:
Cash and cash equivalents	$218,662	$236,866
Short-term investments	362,951	442,987
Trade receivables, net of allowances for doubtful accounts of $10,099 and $8,788, respectively	124,106	140,514
Other receivables	18,299	19,599
Deferred income taxes	22,726	23,460
Other current assets	20,620	14,486

Total current assets	767,364	877,912
Property and equipment, net	80,993	64,268
Other assets	70,672	127,236
Deferred income taxes, long-term	11,594	—

	$930,623	$1,069,416

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$30,891	$40,280
Accrued expenses	119,258	181,861
Accrued restructuring charges	9,573	—
Income taxes payable	132,228	74,768
Deferred revenue	21,701	17,696

Total current liabilities	313,651	314,605

Deferred income taxes	—	2,267

Stockholders' equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; Authorized: 900,000 shares; Issued: 295,764 shares in 2001 and 2000; and additional paid-in capital	625,386	530,801
Retained earnings	1,366,205	1,172,504
Accumulated other comprehensive income (loss)	3,918	(698)
Treasury stock, at cost (59,745 and 54,818 shares in 2001 and 2000, respectively), net of reissuances	(1,378,537)	(950,063)

Total stockholders' equity	616,972	752,544

	$930,623	$1,069,416

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended
	November 30, 2001	December 1, 2000	December 3, 1999
Revenue	$1,229,720	$1,266,378	$1,015,434
Direct costs	81,451	87,255	94,540

Gross profit	1,148,269	1,179,123	920,894

Operating expenses:
Research and development	224,122	240,212	197,476
Sales and marketing	403,720	401,188	328,505
General and administrative	115,626	116,528	103,622
Restructuring and other charges	12,063	5,629	23,028
Amortization of goodwill and purchased intangibles	14,281	7,013	4,830
Acquired in-process research and development	—	470	3,580

Total operating expenses	769,812	771,040	661,041

Operating income	378,457	408,083	259,853

Nonoperating income (loss), net:
Investment gain (loss), net	(93,414)	14,345	88,891
Interest and other income	21,888	21,311	25,683

Total nonoperating income (loss), net	(71,526)	35,656	114,574

Income before income taxes	306,931	443,739	374,427
Income tax provision	101,287	155,931	136,676

Net income	$205,644	$287,808	$237,751

Basic net income per share	$0.86	$1.21	$0.98

Shares used in computing basic net income per share	238,461	238,292	241,572

Diluted net income per share	$0.83	$1.13	$0.92

Shares used in computing diluted net income per share	249,145	255,774	258,410

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME

(In thousands)

	Common Stock and Additional Paid-in Capital
						Treasury Stock
			Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Shares	Amount	Total
Balances as of November 27, 1998	295,764	$306,859	$732,730	—	$(1,879)	(52,200)	$(521,345)	$516,365
Comprehensive income:
Net income	—	—	237,751	$237,751	—	—	—	237,751
Other comprehensive income, net of tax:
Net unrealized gain on investments	—	—	—	128,076	128,076	—	—	128,076
Reclassification adjustment	—	—	—	(58,570)	(58,570)	—	—	(58,570)
Tax provision on above	—	—	—	(26,698)	(26,698)	—	—	(26,698)
Foreign currency translation adjustments	—	—	—	(597)	(597)	—	—	(597)

Other comprehensive income	—	—	—	42,211	—	—	—	—

Comprehensive income, net of tax	—	—	—	$279,962	—	—	—	—

Tax benefit from employee stock option plans	—	58,478	—	—	—	—	—	58,478
Stock compensation expense	—	2,742	—	—	—	278	2,530	5,272
Dividends declared	—	—	(12,623)	—	—	—	—	(12,623)
Purchase of treasury stock	—	—	—	—	—	(26,212)	(479,161)	(479,161)
Reissuance of treasury stock under employee stock and stock option plans	—	—	(61,619)	—	—	19,448	204,557	142,938
Proceeds from sale of put warrants	—	978	—	—	—	—	—	978

Balances as of December 3, 1999	295,764	$369,057	$896,239	—	$40,332	(58,686)	$(793,419)	$512,209
Comprehensive income:
Net income	—	—	287,808	$287,808	—	—	—	287,808
Other comprehensive income, net of tax:
Net unrealized loss on investments	—	—	—	(66,840)	(66,840)	—	—	(66,840)
Reclassification adjustment	—	—	—	4,282	4,282	—	—	4,282
Tax provision on above	—	—	—	24,073	24,073	—	—	24,073
Foreign currency translation adjustments	—	—	—	(2,545)	(2,545)	—	—	(2,545)

Other comprehensive loss	—	—	—	(41,030)	—	—	—	—

Comprehensive income, net of tax	—	—	—	$246,778	—	—	—	—

Tax benefit from employee stock option plans	—	124,922	—	—	—	—	—	124,922
Stock compensation expense	—	10,896	—	—	—	569	5,603	16,499
Dividends declared	—	—	(11,543)	—	—	—	—	(11,543)
Purchase of treasury stock	—	—	—	—	—	(7,184)	(255,456)	(255,456)
Reissuance of treasury stock under employee stock and stock option plans	—	25,926		—	—	10,483	93,209	119,135

Balances as of December 1, 2000	295,764	$530,801	$1,172,504	—	$(698)	(54,818)	$(950,063)	$752,544

Balances as of December 1, 2000	295,764	$530,801	$1,172,504	—	$(698)	(54,818)	$(950,063)	$752,544
Comprehensive income:
Net income	—	—	205,644	$205,644	—	—	—	205,644
Other comprehensive income, net of tax:
Net unrealized loss on investments	—	—	—	(28,884)	(28,884)	—	—	(28,884)
Reclassification adjustment	—	—	—	33,571	33,571	—	—	33,571
Tax provision on above	—	—	—	(1,759)	(1,759)	—	—	(1,759)
Foreign currency translation adjustments	—	—	—	(894)	(894)	—	—	(894)
Net gain on derivative instruments, net of taxes	—	—	—	2,582	2,582	—	—	2,582

Other comprehensive income	—	—	—	4,616	—	—	—	—

Comprehensive income, net of tax	—	—	—	$210,260	—	—	—	—

Tax benefit from employee stock option plans	—	45,692	—	—	—	—	—	45,692
Stock compensation expense	—	13,494	—	—	—	458	4,503	17,997
Dividends declared	—	—	(11,943)	—	—	—	—	(11,943)
Purchase of treasury stock	—	—	—	—	—	(10,598)	(485,115)	(485,115)
Reissuance of treasury stock under employee stock and stock option plans	—	35,399		—	—	5,213	52,138	87,537

Balances as of November 30, 2001	295,764	$625,386	$1,366,205	—	$3,918	(59,745)	$(1,378,537)	$616,972

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	November 30, 2001	December 1, 2000	December 3, 1999
Cash flows from operating activities:
Net income	$205,644	$287,808	$237,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,645	43,275	50,770
Stock compensation expense	17,997	16,499	5,272
Deferred income taxes	(17,600)	1,398	694
Provision for losses on receivables	1,435	7,140	(3,319)
Tax benefit from employee stock option plans	45,692	124,922	58,478
Equity method (gains) loss of Adobe Ventures and cost method investments	59,873	(33,258)	(30,600)
Loss on other-than-temporary declines of equity securities	53,068	26,342	—
Gains on sales of equity securities	(20,054)	(12,660)	(59,377)
Gain on sale of buildings	—	(1,052)	(5,729)
Noncash restructuring and other charges	—	1,011	14,379
Changes in operating assets and liabilities:
Receivables	16,273	(88,487)	65,733
Other current assets	(3,552)	(5,407)	842
Trade and other payables	(9,389)	4,588	(12,989)
Accrued expenses	(61,083)	46,760	21,265
Accrued restructuring charges	9,573	(8,003)	(14,571)
Income taxes payable	60,175	31,730	1,257
Deferred revenue	4,005	2,020	4,343

Net cash provided by operating activities	418,702	444,626	334,199

Cash flows from investing activities:
Purchases of short-term investments	(817,173)	(443,875)	(270,960)
Maturities and sales of short-term investments	837,755	305,950	232,973
Proceeds from the release of restricted funds	—	—	130,260
Acquisitions of property and equipment	(46,556)	(29,836)	(42,206)
Purchases of long-term investments and other assets	(31,956)	(59,059)	(43,474)
Acquisitions, net of cash acquired	—	(24,448)	(36,932)
Proceeds from sales of buildings	—	5,420	40,613
Proceeds from sales of equity securities	31,505	17,788	63,876

Net cash provided by (used for) investing activities	(26,425)	(228,060)	74,150

Cash flows from financing activities:
Purchase of treasury stock	(485,115)	(255,456)	(479,161)
Proceeds from reissuance of treasury stock	87,536	119,135	142,938
Proceeds from sale of put warrants	—	—	978
Payment of dividends	(12,007)	(11,979)	(12,233)

Net cash used for financing activities	(409,586)	(148,300)	(347,478)
Effect of foreign currency exchange rates on cash and cash equivalents	(895)	(2,545)	(597)

Net increase (decrease) in cash and cash equivalents	(18,204)	65,721	60,274
Cash and cash equivalents at beginning of year	236,866	171,145	110,871

Cash and cash equivalents at end of year	$218,662	$236,866	$171,145

Supplemental disclosures:
Cash paid during the year for income taxes	$16,862	$13,195	$68,770

Noncash investing and financing activities:
Cash dividends declared but not paid	$2,952	$3,016	$3,452

Unrealized gains (losses) on available-for-sale securities, net of taxes	$2,928	$(38,485)	$42,808

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. Significant Accounting Policies

  Operations

        Founded in 1982, Adobe Systems Incorporated ("Adobe") builds award-winning software solutions for Network Publishing, including Web, print, video, wireless and broadband applications. Its graphic design, imaging, dynamic media and authoring tools enable customers to create, manage, and deliver visually-rich, reliable content. We license our technology to major hardware manufacturers, software developers, and service providers, and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, and original equipment manufacturers ("OEMs"); direct to end users through Adobe call centers; and through our own Web site at www.adobe.com. We have operations in the Americas; Europe, Middle East, and Africa ("EMEA"); and Asia.

  Fiscal Year

        Our fiscal year is a 52/53-week year ending on the Friday closest to November 30.

  Basis of Consolidation

        The accompanying consolidated financial statements include those of Adobe and our subsidiaries, after elimination of all intercompany accounts and transactions.

        The accompanying consolidated financial statements also include those of Adobe Incentive Partners, L.P. ("AIP"). AIP holds limited partnership interests in Adobe Ventures L.P. and Adobe Ventures II, L.P., which are accounted for using the equity method of accounting.

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

        We classify all of our cash equivalents and short-term investments that are free of trading restrictions or become free of trading restrictions within one year as "available-for-sale." We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Realized gains and losses are recognized when realized on our consolidated statements of income. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies' cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related writedown as an investment loss on our consolidated statements of income.

  Foreign Currency Translation

        We translate assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at the monthly average rates of exchange prevailing during the year. We include the adjustment resulting from translating the financial statements of such foreign subsidiaries in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Foreign currency transaction gains or losses are reported in interest and other income. For the years ended November 30, 2001 and December 1, 2000, we reported foreign exchange transaction losses of $3.2 million and $1.6 million, respectively. We also reported net gains on our foreign currency hedges of these transactions of $3.2 million and $0.5 million for fiscal years 2001 and 2000, respectively.

  Property and Equipment

        We record property and equipment at cost. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives (thirty-five years for buildings; two to seven years for furniture and equipment) or lease terms (five to ten years for leasehold improvements) of the respective assets. We also capitalize certain costs related to our website development in accordance with Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Amortization on a straight-line basis begins once the website is ready for its intended use.

  Other Assets

        Other assets includes goodwill, purchased technology, certain other intangible assets, and long-term investments.

        Goodwill, purchased technology, and certain other intangible assets are stated at cost less accumulated amortization. We record amortization utilizing the straight-line method over the estimated useful lives of the respective assets, generally up to thirteen years. Capitalization of computer software development costs, when material, begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material.

        Our long-term investments include direct investments and indirect investments in privately-held companies. We own limited partnership interests in four venture capital limited partnerships, Adobe Ventures L.P.; Adobe Ventures II, L.P.; Adobe Ventures III, L.P., and Adobe Ventures IV, L.P. (collectively "Adobe Ventures"), that invest in early stage companies with innovative technologies. In addition to the potential for financial returns, our venture activities increase our knowledge of emerging markets and technologies, as well as expand our ecosystem of Adobe products and services. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        The investments in Adobe Ventures are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment income (loss). The stock of a number of technology investments held by the limited partnerships at November 30, 2001 are not publicly traded, and, therefore, there is no established market for their securities. As such, the fair value of these investments are determined by Granite Ventures using the most recent round of financing involving new non-strategic investors or estimates made by Granite Ventures. We have a policy in place to review the fair value of these investments held by Adobe Ventures on a regular basis to evaluate the carrying value of the investments in these companies. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve in addition to our equity method of accounting and the related writedown is recorded as an investment loss on our consolidated statements of income.

        We recognize realized gains and losses upon sale or maturity of these investments using the specific identification method.

  Impairment of Long-lived Assets

        We currently evaluate our long-lived assets, including goodwill and certain identifiable intangibles, in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. We consider factors such as significant changes in the business climate and projected discounted cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires goodwill to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previous standards required. We will adopt SFAS 142 beginning in our fiscal year 2003. We are currently assessing the impact of SFAS 142 on our operating results and financial condition. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a

Business". We will adopt SFAS 144 beginning in our fiscal year 2003. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

  Stock Splits

        Adobe's Board of Directors approved two separate two-for-one stock splits in the form of stock dividends of our common stock to stockholders effected October 24, 2000 and October 26, 1999. All share and per share amounts referred to in the consolidated financial statements have been adjusted to reflect these stock splits.

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

        We recognize application products revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Application product revenue from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection when given, and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel, and other related factors. The estimates and reserves for rebates and price protection are based on historical rates.

        We provide free technical phone support to customers who are under warranty for support. We accrue the estimated cost of free technical phone support upon shipment of software and amortize the accrued internal and external cost of telephone support to sales and marketing expense.

        We also license software with post-contract customer support ("PCS") for two years. PCS includes rights to upgrades, when and if available, a limited period of telephone support, updates, and bug fixes. Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The arrangement fee for multiple-element arrangements is allocated to each element of the arrangement, such as maintenance and support services, based on the relative fair values of the elements. We determine the fair value of each element in multi-element arrangements based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically two years).

        We record OEM licensing revenue, primarily royalties, when OEM partners ship products incorporating Adobe software, provided collection of such revenue is deemed probable. We have no remaining obligations in relation to such licensing revenue.

        We also recognize revenue under a subscription-based model for our Adobe Studio website, which we launched in the fourth quarter of fiscal 2001. Revenue is recognized on a monthly basis from fees received that month for providing software subscriptions for our hosted application.

        Deferred revenue includes customer advances under OEM licensing agreements and maintenance revenue for application products. We recognize deferred maintenance revenue ratably over the term of the contract, generally twenty-four months. In cases where we will provide a specified free upgrade to an existing product, we defer revenue until the future obligation is fulfilled.

        We perform ongoing credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for potential credit losses and such losses have been within our expectations.

  Direct Costs

        Direct costs include the costs associated with the manufacturing of our products, product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies, and hosted server costs.

  Advertising Costs

        We expense all advertising costs as incurred and classify these costs under sales and marketing expense.

        Advertising costs for fiscal years 2001, 2000, and 1999 were $30.5 million, $32.9 million, and $22.4 million, respectively.

  Income Taxes

        We use the asset and liability method of accounting for income taxes. Under the asset and liability method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. We record a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not.

  Foreign Currency and Other Hedging Instruments

        On December 2, 2000, we adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these as either assets or liabilities on the balance sheet and measure them at fair value. As described in Note 15, gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The adoption of this accounting standard did not have a material impact on our financial position or results of operations.

        Prior to our adoption of SFAS 133, we accounted for our derivatives under SFAS 52, "Foreign Currency Translation."

  Put Warrants and Call Options

        We utilize put warrants and call options ("puts and calls") to facilitate the repurchase of our common stock. Our put and call option contracts provide that we, at our option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract. Accordingly, these investments are initially measured at fair value and reported in stockholders' equity as additional paid-in-capital. Subsequent changes in fair value are not recognized. If these instruments are settled through the payment or receipt of cash, additional paid-in-capital is adjusted.

  Comprehensive Income

        Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of comprehensive income (loss) that we currently report are unrealized gains and losses on marketable securities categorized as available-for-sale, foreign currency translation adjustments, and gains and losses on derivative instruments qualifying as cash flow hedges, such as (i) hedging a forecasted transaction, (ii) the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (iii) a foreign currency cash-flow hedge. We display comprehensive income and its components on our Consolidated Statements of Stockholders' Equity and Other Comprehensive Income.

  Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." This Statement requires all business combinations to be accounted for using the purchase method of accounting and redefines goodwill and other intangibles that should be recognized separate from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

        In July 2001, the FASB issued SFAS 142. This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS 142 is effective for those transactions. We will adopt SFAS 142 beginning in our fiscal year 2003. We are currently evaluating the impact of SFAS 142 on our financial statements and related disclosures.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material impact on our financial position or results of operations.

        In August 2001, the FASB issued SFAS 144. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS 144 beginning in our fiscal year 2003. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-9 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, "Accounting for Certain Sales Incentives," EITF No. 00-22, "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future," and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." We are evaluating the impact of EITF No. 01-09 and do not believe the adoption will have a material impact on our financial statements.

Reclassifications

        We made certain reclassifications to our fiscal 2000 presentation of other assets by reclassifying certain intangible assets from purchased technology and licensing agreements to intangibles and other assets, to conform to the fiscal 2001 presentation. These reclassifications did not impact total assets in fiscal 2000.

        We made certain reclassifications to our fiscal 2000 and 1999 reporting of our Comprehensive Income on our Consolidated Statements of Stockholder's Equity and Other Comprehensive Income to comply with SFAS 130. These reclassifications did not impact our total stockholder's equity in fiscal 2000 or 1999.

Note 2. Acquisitions

        During the fourth quarter of fiscal 2000, we acquired Boston, Massachusetts-based Glassbook, Inc. ("Glassbook"). Glassbook is a developer of consumer and commercial software for the eBook market, automating the supply chain for publishers, booksellers, distributors, and libraries. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations." The purchase price of the acquisition was approximately $24.4 million cash plus additional liabilities assumed of approximately $3.6 million. Based on an independent appraiser's valuation, $0.5 million of the purchase price was allocated to in-process research and development due to the state of the development and the uncertainty of the technology and expensed upon acquisition. The remaining $27.5 million was allocated $26.9 million to goodwill, $0.4 million to intangible assets, and $0.2 million to other assets. The goodwill and intangible assets are amortized on a straight-line basis over a three-year period. The ongoing project at Glassbook at the time of the purchase included the development of the Glassbook Reader and the Glassbook Content Server

products. We released new products that contained the purchased technology in April 2001, with Acrobat eBook Reader 2.1 and Adobe Content Server 2.0.

        During the fourth quarter of fiscal 1999, we acquired substantially all of the assets, consisting of intellectual property, of Attitude Software, LLC ("Attitude Software"). The acquisition was accounted for using the purchase method of accounting in accordance with APB 16, and substantially all of the purchase price of $3.0 million cash was allocated to in-process research and development and expensed at the time of acquisition. The ongoing project at Attitude Software at the time of the purchase included the development of the 3D Anarchy authoring product. We purchased this technology to incorporate it into future versions of existing Adobe products to further enhance the feature sets and user interface contained within the products. We are incorporating the purchased technology into one of our products, which has not yet been released. At the date we acquired Attitude Software, it was estimated that 50% of the development effort had been completed and that the remaining 50% of the development effort would take approximately eighteen months to complete and would cost $1.8 million. The efforts required to complete the development of the technology primarily related to additional design efforts to integrate the technology into several of our products, finalization of coding, and completion testing. The value of the in-process technology was determined by estimating the projected net cash flows related to products the technology will be integrated into, including costs to complete the development of the technology and the future net revenues that may be earned from the products, excluding the value attributed to the existing technology with the products prior to the integration of the purchased technology. These cash flows were discounted back to their net present value using a discount rate of 20%, exclusive of the value attributable to the use of the in-process technologies in future products.

        Additionally, during the fourth quarter of fiscal 1999, we acquired substantially all of the assets, consisting of intellectual property, of Photomerge Technology. In connection with the acquisition of Photomerge Technology, 100% of the purchase price, or $0.6 million cash, was allocated to in-process research and development, due to the state of completion and the uncertainty of the technology. This purchased technology was incorporated into our Photoshop Elements product, which we released in April 2001.

        On December 22, 1998, we acquired substantially all of the assets, consisting of intellectual property and a minimal amount of fixed assets, of both GoLive Systems, Inc., a Delaware corporation, and GoLive Systems GmbH and Co. KG, a German limited partnership (together "GoLive Systems"). GoLive Systems creates Web site development software, which enables users to effectively use the Internet for professional publishing and communication. The acquisition was accounted for under the purchase method of accounting in accordance with APB 16. The initial purchase price of the acquisition was approximately $31.0 million cash, plus additional contingency payments of up to $8.0 million based on achieving certain technical and employment milestones. We determined that certain milestones had been reached as of March 5, 1999, and as such, $4.0 million in contingent payments were recorded as additional purchase price and paid throughout fiscal 1999. Approximately $11.4 million of the purchase price was allocated to the developed technology, and the remaining $23.6 million was allocated to trademark, the value of the assembled workforce, and goodwill. These are amortized on a straight-line basis over a five-year period.

Note 3. Cash, cash equivalents, and short-term investments

        Cash, cash equivalents, and short-term investments consisted of the following:

	As of November 30, 2001
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$22,039	$—	$—	$22,039

Cash equivalents:
Money market mutual funds	120,699	—	—	120,699
State and municipal bonds and notes	75,910	14	—	75,924

Total cash equivalents	196,609	14	—	196,623

Total cash and cash equivalents	218,648	14	—	218,662

Short-term investments:
State and municipal bonds	319,392	2,947	(253)	322,086
United States Treasury Notes	3,079	8	—	3,087
Other marketable equity securities, including equity hedging instruments*	26,339	11,439	—	37,778

Total short-term investments	348,810	14,394	(253)	362,951

Total cash, cash equivalents, and short-term investments	$567,458	$14,408	$(253)	$581,613

	As of December 1, 2000
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$11,997	$—	$—	$11,997

Cash equivalents:
Money market mutual funds	198,629	—	—	198,629
State and municipal bonds and notes	26,240	—	—	26,240

Total cash equivalents	224,869	—	—	224,869

Total cash and cash equivalents	236,866	—	—	236,866
Short-term investments:
State and municipal bonds	340,091	536	(589)	340,038
Other marketable equity securities, including equity hedging instruments*	92,527	31,629	(23,211)	100,945
Corporate notes	1,994	10	—	2,004

Total short-term investments	434,612	32,175	(23,800)	442,987

Total cash, cash equivalents, and short-term investments	$671,478	$32,175	$(23,800)	$679,853

*The carrying value of other marketable equity securities includes other-than-temporary declines in the fair value of these securities.

        Approximately $196.6 million and $224.9 million in investments are classified as cash equivalents as of November 30, 2001 and December 1, 2000, respectively. Unrealized gains (losses) on securities, net of taxes, are included in accumulated other comprehensive income, which is a separate component of stockholders' equity, and totaled $8.1 million and $5.1 million as of November 30, 2001 and December 1, 2000, respectively.

        We recorded net realized gains (losses) from the sale of fixed income investments for the year ended November 30, 2001 and December 1, 2000 of $5.8 million and $(70,000), respectively. We also recorded net realized gains from the sale of our short-term equity investments for the years ended November 30, 2001 and December 1, 2000 of $19.5 million and $12.7 million, respectively. In addition, we recorded losses related to other-than-temporary declines in the fair value of our marketable equity securities totaling $53.1 million for the year ended November 30, 2001 and $16.9 million for the year ended December 1, 2000. (See Note 1 for our policy on recording other-than-temporary declines in our marketable equity securities.) All of the above gains and losses were included in investment gain (loss) on our consolidated statements of income.

        As of November 30, 2001, the cost and estimated fair value of current debt securities and money market mutual funds with a maturity of one year or less were $287.9 million and $288.8 million, respectively, and the cost and estimated fair value of current debt securities with maturities ranging from one to five years was $225.9 million and $227.8 million, respectively. These securities are classified as current assets based on the Company's intent and ability to use these securities as necessary to satisfy significant short-term liquidity requirements that may arise.

Note 4. Property and Equipment

        Property and equipment consisted of the following:

	November 30, 2001	December 1, 2000
Land	$3,382	$—
Equipment	139,850	140,205
Furniture and fixtures	25,150	24,824
Capital projects in-progress	12,593	7,915
Leasehold improvements	38,384	27,013

	219,359	199,957
Less accumulated depreciation and amortization	138,366	135,689

	$80,993	$64,268

        We capitalize certain costs related to our website development in accordance with SOP 98-1. We amortize on a straight-line basis over eighteen to thirty-six months once the website is ready for its intended use. We launched Adobe Studio in fiscal 2001, and subsequently recorded amortization expense of $0.9 million. As of November 30, 2001, the amount of unamortized website development cost was $8.5 million.

        Depreciation, which includes the amortization for website development cost, for the years ended November 30, 2001, December 1, 2000, and December 3, 1999 was $29.8 million, $29.3 million, and $32.6 million, respectively.

Note 5. Other Assets

        Other assets consisted of the following:

	November 30, 2001	December 1, 2000
Investments	$31,703	$72,490
Goodwill	53,679	53,679
Purchased technology and licensing agreements	16,754	16,703
Intangibles and other assets	13,603	7,719

	115,739	150,591
Less accumulated amortization	45,067	23,355

	$70,672	$127,236

        We own a minority interest in certain companies and limited partnership interests in Adobe Ventures. The limited partnership investments are accounted for under the equity method, as contractually the partnerships are controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

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

        The investments in Adobe Ventures L.P.; Adobe Ventures II, L.P.; Adobe Ventures III, L.P.; and Adobe Ventures IV, L.P., which were established to invest in emerging technology companies strategic to Adobe's software business, totaled $4.2 million, $7.8 million, $12.8 million, and $11.7 million, respectively, as of November 30, 2001, and totaled $4.8 million, $15.7 million, $44.2 million, and $4.1 million, respectively, as of December 1, 2000. Our investments in the limited partnerships are adjusted to reflect our equity interest in Adobe Ventures L.P.; Adobe Ventures II, L.P.; Adobe Ventures III, L.P.; and Adobe Ventures IV, L.P.'s investment income (loss) and dividend distributions, which totaled $(49.2) million, $0.4 million, and $12.4 million in fiscal years 2001, 2000, and 1999, respectively.

        We have commitments to the Adobe Venture limited partnerships. The following table shows the capital commitments and the capital contributed as of November 30, 2001:

	Capital Commitment	Capital Contributed
Adobe Ventures L.P.	$40,000,000	$40,475,757
Adobe Ventures II, L.P.	$40,000,000	$36,947,363
Adobe Ventures III, L.P.	$60,000,000	$56,162,222
Adobe Ventures IV, L.P.	$100,000,000	$18,292,333

        The capital commitment is the amount that Adobe has agreed to contribute to the Partnership. The capital commitment amount is contributed over the term of each Partnership, which is ten years. We can cease funding at any time after the earlier of: a) two years after the effective date of the Partnership or b) the date on which the Company has made capital contributions to the Partnership in an amount in excess of $10.0 million, $10.0 million, $20.0 million, and $33.0 million for Adobe Ventures L.P., Adobe Ventures II, L.P., Adobe Ventures III, L.P., and Adobe Ventures IV, L.P., respectively.

        In addition to these venture partnerships, we have direct investments in public and privately-held companies. In total, as of November 30, 2001, we have invested $194.9 million through our venture partnerships and direct investments. As of November 30, 2001, net returns were $354.3 million, including stock dividends and net gains in market value of investments.

        The investments in Adobe Ventures are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment income (loss). The stock of a number of technology investments held by the limited partnerships at November 30, 2001 are not publicly traded, and, therefore, there is no established market for their securities. As such, the fair value of these investments are determined by Granite Ventures using the most recent round of financing involving new non-strategic investors or estimates made by Granite Ventures. We have a policy in place to review the fair value of these investments held by Adobe Ventures on a regular basis to evaluate the carrying value of the investments in these companies. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve in addition to our equity method of accounting and the related writedown is recorded as an investment loss on our consolidated statements of income.

        We own minority interests in certain technology companies totaling $0.7 million and $3.8 million as of November 30, 2001 and December 1, 2000, respectively.

        As of November 30, 2001, our portfolio of investments included in Other Assets had an estimated fair market value of $31.7 million.

        As of November 30, 2001, intangibles and other assets consisted primarily of capitalized localization costs of $9.1 million and other intangible assets of $4.5 million. As of December 1, 2000, intangibles and other assets consist primarily of capitalized localization costs of $4.5 million and other intangible assets of $3.2 million. Amortization expense related to goodwill, purchased technology, capitalized localization, and other intangible assets was $26.8 million and $14.0 million in fiscal 2001 and 2000, respectively.

Note 6. Accrued Expenses

        Accrued expenses consisted of the following:

	November 30, 2001	December 1, 2000
Accrued compensation and benefits	$44,555	$96,162
Sales and marketing allowances	4,956	6,435
Minority interest	544	1,999
Other	69,203	77,265

	$119,258	$181,861

Note 7. Restructuring and Other Charges

  Fiscal 2001 restructuring program

        In the fourth quarter of fiscal 2001, we implemented a restructuring plan to realign our workforce to our future strategic goals and to align our resources with our fiscal 2002 revenue targets. We believe this restructuring will enable us to increase our investment in digital imaging, digital video, and ePaper-based businesses in fiscal 2002. As part of the restructuring program, we implemented a reduction in force of 247 positions, affecting organizations throughout the company. The reductions came predominantly from sales and marketing and in our North American operations, and as of November 30, 2001, the majority of these terminations were completed. Total restructuring and other charges was $12.1 million, of which all related to severance and related charges associated with the reduction in force. Of the $12.1 million in charges, $9.6 million remains accrued at November 30, 2001. The majority of these severance payments will be paid in early 2002.

        The following table depicts the restructuring and other charges at November 30, 2001:

	Accrual Balance at December 1, 2000	Total Charges (Credits)	Cash Payments	Accrued Balance at November 30, 2001
Severance and related charges	$—	$12,063	$(2,490)	$9,573

        During fiscal 1999 and 1998, we implemented three different restructuring programs. These separate restructuring programs were directly focused on improving our competitive position as well as enhancing our allocation of resources.

        During the second quarter of fiscal 2000, we paid our remaining obligations, totaling $8.0 million, related to the three fiscal 1999 and fiscal 1998 restructuring programs. In addition to the cash payments made, we revised our estimate of the total costs associated with the restructuring programs, resulting in an adjustment of approximately $0.7 million. The adjustment primarily reflected lower than estimated severance and related charges attributable to employees whose positions were eliminated as a result of the restructurings but who were able to find alternative employment within Adobe. The remaining adjustment was due to lower than expected charges related to vacating leased facilities. As of December 1, 2000, there was no restructuring liability remaining for our fiscal 1999 and 1998 restructuring programs. The tables below show the breakdown of the cash payments and adjustments made in fiscal 2000 for the three separate restructuring programs.

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

        As of November 30, 2001 no obligations existed related to the fiscal 1999 and 1998 restructuring programs.

Note 8. Income Taxes

        Income before income taxes includes net income from foreign operations of approximately $90.0 million, $39.0 million, and $23.1 million for the years ended November 30, 2001; December 1, 2000; and December 3, 1999, respectively.

        The provision for income taxes consisted of the following:

	Years Ended
	November 30, 2001	December 1, 2000	December 3, 1999
Current:
United States federal	$52,355	$13,096	$54,097
Foreign	16,087	11,452	11,346
State and local	4,753	5,063	12,061

Total current	73,195	29,611	77,504

Deferred:
United States federal	(14,494)	(1,569)	(569)
Foreign	(767)	3,568	1,810
State and local	(2,339)	(601)	(547)

Total deferred	(17,600)	1,398	694

Charge in lieu of taxes attributable to employee stock plans	45,692	124,922	58,478

	$101,287	$155,931	$136,676

        Total income tax expense differs from the expected tax expense (computed by multiplying the United States federal statutory rate of 35% for fiscal year 2001, 2000, and 1999 by income before income taxes) as a result of the following:

	Years Ended
	November 30, 2001	December 1, 2000	December 3, 1999
Computed "expected" tax expense	$107,426	$155,309	$131,050
State tax expense, net of federal benefit	6,983	12,403	14,419
Nondeductible goodwill	3,178	958	—
Tax-exempt income	(4,496)	(3,868)	(2,650)
Tax credits	(8,000)	(8,000)	(2,450)
Foreign tax rate differential	(2,653)	(571)	—
Other, net	(1,151)	(300)	(3,693)

	$101,287	$155,931	$136,676

        The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of fiscal 2001 and 2000 are presented below:

	November 30, 2001	December 1, 2000
Deferred tax assets:
Acquired technology	$12,980	$11,920
Reserves and deferred revenue	28,738	29,625
Unrealized losses on investments	1,886	—
Other	—	608

Total gross deferred tax assets	43,604	42,153
Deferred tax asset valuation allowance	(525)	(525)

Total deferred tax assets	43,079	41,628

Deferred tax liabilities:
Depreciation and amortization	(6,041)	(5,164)
Unrealized gains on investments	—	(14,379)
Other	(2,718)	(892)

Total deferred tax liabilities	(8,759)	(20,435)

Net deferred tax assets	$34,320	$21,193

        We provide United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States.

        For financial reporting purposes, a valuation allowance has been established for certain deferred assets related to the writedown of investments. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

Note 9. Benefit Plans

  Pretax Savings Plan

        In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all of our United States employees. Under the plan, eligible employees may contribute up to 18% of their pretax salary, subject to the Internal Revenue Service annual contribution limits. In fiscal 2001, we matched 50% of the first 6% of the employee's contribution. We contributed approximately $5.8 million, $4.5 million, and $2.2 million in fiscal 2001, 2000, and 1999, respectively. We can terminate matching contributions at our discretion.

  Profit Sharing Plan

        We have a profit sharing plan that provides for profit sharing payments to all eligible employees following each quarter in which we achieve at least 80% of our budgeted earnings for the quarter. The plan, as well as the annual operating budget on which the plan is based, is approved by our Board of

Directors. We contributed approximately $10.3 million, $21.4 million, and $23.2 million to the plan in fiscal 2001, 2000, and 1999, respectively.

  Adobe Incentive Partners

        In March 1997, as part of our venture investing program, we established an internal limited partnership, Adobe Incentive Partners, L.P. ("AIP"), which allows certain of our executive officers to participate in cash or stock distributions from Adobe's venture investments. Adobe is both the general partner and a limited partner of AIP. Other limited partners are executive officers and former executive officers of Adobe who are or were involved in Adobe's venture investing activities and whose participation was deemed critical to the success of the program. No limited partnership interests were granted in fiscal 2001, 2000, or 1999.

        Adobe's Class A senior limited partnership interest includes both a liquidation preference and a preference in recovery of the cost basis of each specific investment. The executives' Class B junior limited partnership interest qualifies for partnership distributions only after (a) Adobe has fully recovered the cost basis of our investment in the specific investee company for which a distribution is made, and (b) the participating executive has vested in his or her distribution rights. The distribution rights generally vested on a monthly basis over three years, such that the rights were 25% vested after one year, 50% vested after two years, and fully vested at the end of three years. As of June 30, 2000, all existing partnership interests had fully vested or ceased vesting. The limited partnership investments are restricted to investments in companies that are private at the time of the establishment of AIP or when the investment is made, whichever is later. Class B interests may not exceed a maximum of 20% of the venture investments included in AIP.

        Assets held by AIP include Adobe's entire interests in Adobe Ventures L.P. and Adobe Ventures II, L.P., as well as securities of certain privately held companies. At November 30, 2001, the cost basis and recorded fair value of all investments included in AIP were $24.9 million and $12.7 million, respectively. In fiscal 2001, AIP recorded net loss of $30.1 million. In fiscal 2001, the participating officers received aggregate distributions of $0.6 million, consisting primarily of equity securities. The distribution to the officers represents their share of nonmarketable securities that become marketable as a result of a public offering, as well as their share of cash resulting from investments that were liquidated by AIP. At November 30, 2001, the minority interest held by the participating officers was $0.5 million and is included in accrued expenses on the Consolidated Balance Sheet.

Note 10. Employee Stock Plans

  Stock Option Plans

        As of November 30, 2001, we had reserved 176.2 million shares of common stock for issuance, under the 1983 Stock Option Plan, 1984 Stock Option Plan, as amended, 1984 Restated Stock Option Plan, 1994 Stock Option Plan (the "1994 Plan"), and the 1999 Nonstatutory Stock Option Plan (the "1999 Plan") (collectively, the "Option Plans"), for employees. The Option Plans provide for the granting of stock options to employees and officers at the fair market value of our common stock at the grant date. Currently, we grant options only from the 1994 Plan and the 1999 Plan. Initial options and some subsequent options granted under the Option Plans, except for the 1984 Restated Stock Option Plan, generally vest 25% after the first year and ratably thereafter such that 50% and 100% are vested after the second and third year, respectively; the remaining subsequent options granted under the Option Plans generally vest ratably over the entire term such that 50% and 100% are vested after the second and third year, respectively. Options in the 1984 Restated Stock Option Plan have a five year vest and 20% vest after the first year and monthly thereafter. Outstanding option terms under the Option Plans range from five to ten years. The 1999 Plan generally has option terms under existing options of eight years. A limited number of the options granted in fiscal 2000 under the 1999 Plan had a vesting acceleration feature so that they would vest in full in November 2000 if certain milestones were met by Adobe; if the milestones were not met, the options would have vested in full in September 2002 (the milestones were met). Those options expire in September 2003. As of November 30, 2001, approximately 53.6 million shares are reserved for issuance upon exercise of outstanding options and approximately 11.6 million shares are available for grant under the Option Plans. The Company's 1999 Plan has not been approved by the Company's stockholders.

        As of November 30, 2001, we had reserved 2.9 million shares of common stock for issuance under our 1996 Outside Directors Stock Option Plan, as amended (the "1996 Plan") and the 1987 Restricted Stock Option Plan (collectively, the "Outside Directors Plans"). The Outside Directors Plans provide for the granting of nonqualified stock options to nonemployee directors. Currently, we grant options only from the 1996 Plan. Option grants are limited to 40,000 shares per person in each fiscal year, except for a new non-employee director, who is granted 60,000 shares upon election as a director. All options are exercisable as vested within a ten-year term. Options generally vest over three years: 25% on the day preceding each of Adobe's next two annual meetings of stockholders and 50% on the day preceding Adobe's third annual meeting of stockholders after the grant of the option. The exercise price of the options that are issued is equal to the fair value on the date of grant. In fiscal 2001, we granted options for an aggregate of 200,000 shares with an exercise price of $41.06 to existing directors. In fiscal 2000, we granted options for an aggregate of 160,000 shares with an exercise price of $61.72 to existing directors and an option for 60,000 shares to a new director with an exercise price of $78.88. In fiscal 1999, we granted options for an aggregate of 80,000 shares with an exercise price of $14.86 to existing directors. As of November 30, 2001, approximately 0.6 million shares are reserved for issuance upon exercise of outstanding options under the Outside Directors Plans and approximately 0.5 million shares are available for grant under the 1996 Plan.

        Stock option activity for fiscal 2001, 2000, and 1999 is presented below:

	Years Ended
	November 30, 2001		December 1, 2000		December 3, 1999
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	45,017,400	$38.26	38,149,038	$18.56	41,763,280	$7.92
Granted	19,177,315	28.38	19,669,375	60.90	18,588,080	29.68
Exercised	(4,826,823)	12.55	(8,724,580)	11.17	(17,042,800)	7.50
Canceled	(5,083,575)	44.89	(4,076,433)	21.15	(5,159,522)	9.06

Outstanding, end of year	54,284,317	36.66	45,017,400	38.26	38,149,038	18.56

Exercisable, end of year	20,844,567	29.27	11,478,693	18.53	9,799,482	7.92

Weighted average fair value of options granted during the year		$15.20		$29.89		$11.66

        Information regarding the stock options outstanding at November 30, 2001 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$2.56 - $3.66	135,368	0.87 years	$3.62	135,368	$3.62
$4.06 - $5.97	43,810	1.69 years	5.04	43,810	5.04
$6.22 - $8.44	1,372,986	3.55 years	7.66	1,370,751	7.66
$8.45	5,794,010	4.49 years	8.45	5,774,608	8.45
$9.66 - $14.09	1,193,142	5.24 years	11.62	1,026,050	11.49
$14.86 - $21.34	774,346	5.64 years	17.85	506,370	17.62
$24.11 - $26.16	399,326	6.48 years	24.83	146,091	24.75
$26.95	7,144,750	7.91 years	26.95	0	0
$27.14 - $27.69	9,341,105	7.24 years	27.68	1,538,033	27.69
$27.94 - $41.78	11,029,903	6.11 years	35.55	4,664,443	35.48
$44.05 - $65.81	15,595,038	6.56 years	60.24	5,223,815	59.14
$66.63 - $83.19	1,460,533	6.95 years	74.86	415,228	75.96

	54,284,317	6.42 years	$36.66	20,844,567	$29.27

  Performance and Restricted Stock Plan

        The Performance and Restricted Stock Plan ("the Plan") provides for the granting of restricted stock and/or performance awards to officers and key employees. As of November 30, 2001, we had reserved 8.0 million shares of our common stock for issuance under the Plan.

        Restricted shares issued under the Plan generally vest annually between two to three years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights. As of November 30, 2001, 316,474 shares were outstanding and not yet vested. In fiscal 2001, 2000, and 1999, we granted 56,146, 453,885, and 1,047,920 shares of restricted stock, respectively, and the weighted average fair value of the shares was $39.44, $58.66, and $22.71, respectively. Additionally, we charged $18.0 million, $16.5 million, and $5.3 million to expense associated with restricted stock in fiscal 2001, 2000, and 1999, respectively. As of November 30, 2001, approximately 2.8 million shares are available for grant under this Plan.

        Performance awards issued under the Plan entitle the recipient to receive, at our discretion, shares or cash upon completion of the performance period subject to attaining identified performance goals. Performance awards are generally measured over a three-year period and cliff vest at the end of the three-year period. We accrue the projected value of these awards and charge this amount to expense over the three-year performance period. We did not grant performance awards in fiscal 2001, 2000 or 1999. As of November 30, 2001 and December 1, 2000, there were no performance awards outstanding. As of December 3, 1999, performance awards for 640,720 shares were outstanding and $0.4 million was credited to expense in fiscal 1999.

  Employee Stock Purchase Plan

        Our Employee Stock Purchase Plan allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. For offerings commencing before September 2000, the plan consisted of twelve-month offerings with two six-month purchase periods in each offering period; in September 2000, the plan was amended to increase the offering periods for offerings commencing after that date to twenty-four-month offering periods with four six-month purchase periods in each offering period. As of January 1, 2001, all employees participating in the plan have twenty-four-month offering periods. Employees purchase shares at 85% of the market value at either the beginning of the offering period or the end of the purchase period, whichever price is lower. As of November 30, 2001, we had reserved 38.0 million shares of our common stock for issuance under this plan, and approximately 16.3 million shares remain available for future issuance.

        The weighted average fair value of the purchase rights granted in fiscal 2001, 2000, and 1999 were $22.91, $21.34, and $5.19, respectively.

  Cash Incentive Awards

        We grant Cash Incentive Awards ("CIAs"), a form of phantom stock, to designated key employees to reward them based on their contributions to a project. The cash value of the CIA is structured to mirror our Restricted Stock Plan. We grant CIAs to designated employees that generally vest annually over a three-year period. Upon each vest date, the employee is paid the market value of the stock on the date of vest multiplied by the number of vested shares. In fiscal 2001, due to the reduction of market value of our stock, CIA expense was approximately ($2.5) million. We charged approximately $12.8 million and $7.9 million to expense for shares vested in fiscal 2000 and 1999, respectively. We currently do not intend to grant cash incentive awards in the future.

  Stock Appreciation Rights

        In fiscal 2000 and 1999, we granted Stock Appreciation Rights ("SARs"), a form of phantom stock, to designated key employees based on their performance. Additionally, we grant SARs to employees in certain countries outside of the U.S. in lieu of stock options, generally with similar vesting schedules to our option-vesting schedule; these SARs generally expire eight years after the grant date. The performance-based SARs generally vest four years from the date of grant but contain an acceleration feature that allows for a two-year vesting period based on Adobe achieving predetermined performance goals. These performance-based SARs expire five years from the date of grant. Under our SAR plan, designated employees are awarded rights that are equal to one share of Adobe's common stock for each right awarded with an exercise price based on the fair market value on the grant date. When the award vests, employees generally have the right to exercise the award and receive the then-current value in cash of the appreciation from the exercise price of the exercised number of rights of our common stock. We did not award any stock appreciation rights in fiscal 2001. We awarded 800 rights in fiscal 2000 with an exercise price of $50.19 and 28,200 rights in fiscal 1999 with an exercise price of $35.69. We charged $0.5 million, $23.2 million, and $9.8 million to expense in fiscal 2001, 2000 and 1999, respectively. We currently do not intend to grant stock appreciation rights in the future, except to certain employees outside of the U.S in lieu of stock options.

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

	Years Ended
	November 30, 2001	December 1, 2000	December 3, 1999
Net income:
As reported	$205,644	$287,808	$237,751
Pro forma	$30,225	$196,153	$198,787
Net income per share:
As reported:
Basic	$0.86	$1.21	$0.98
Diluted	$0.83	$1.13	$0.92
Pro forma:
Basic	$0.13	$0.82	$0.82
Diluted	$0.12	$0.77	$0.78

        For purposes of computing pro forma net income, we estimate the fair value of each option grant, restricted stock grant, and Employee Stock Purchase Plan purchase right on the date of grant using the

Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated as follows:

Years Ended
	November 30, 2001	December 1, 2000	December 3, 1999
Expected life of options	3 years	3 years	3 years
Expected life of restricted stock	3 years	3 years	3 years
Expected life of purchase rights	1.23 years	0.75 years	0.75 years
Volatility	80%	68%	51%
Risk-free interest rate	2.9 - 5.3%	5.7 - 6.8%	4.5 - 5.9%
Dividend yield	0.125%	0.125%	0.125%

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

  Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program, which is designed to minimize dilution from employee stock plans, we sold put warrants to independent third parties in fiscal 2001, 2000, and 1999. Each put warrant entitles the holder to sell one share of Adobe's common stock to Adobe at a specified price for cash or stock at Adobe's option. Approximately 5.6 million, 7.0 million, and 10.3 million put warrants were written in fiscal 2001, 2000, and 1999, respectively. At November 30, 2001, approximately 3.8 million put warrants were outstanding that expire through July 2002, with an average exercise price of $22.28 per share, resulting in a total potential cash outlay of approximately $84.0 million in fiscal 2002 if all put warrants are exercised.

        In addition, in fiscal 2001, 2000, and 1999, we purchased call options from independent third parties that entitled us to buy 3.9 million, 4.2 million, and 4.9 million shares, respectively, of our common stock on certain dates at specified prices. At November 30, 2001, approximately 2.6 million call options were outstanding that expire on various dates through July 2002 with an average exercise price of $24.09 per share, resulting in a total potential cash outlay of approximately $63.3 million in fiscal 2002 if all call options are exercised.

        Currently, all put warrants have a corresponding call option with an identical expiry date. Consequently, either the call option or put warrant, but not both, will be exercised.

        We repurchased approximately 5.9 million, 7.2 million, and 22.4 million shares in fiscal 2001, 2000, and 1999, respectively, at a cost of $319.9 million, $255.5 million, and $448.7 million, respectively.

  Stock Repurchase Program II—Additional Authorization above Dilution Coverage

        In September 1997, Adobe's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 60.0 million shares of our common stock over a two-year period. This program was completed in the first quarter of fiscal 1999. Under this program, we repurchased approximately 3.3 million shares in fiscal 1999 at a cost of $30.5 million.

        In April 1999, the Board authorized a 5.0 million share repurchase program, which allows us to purchase shares in the open market and enter into contracts to repurchase shares during future quarters by selling put warrants and buying call options. During fiscal 2001, approximately 4.9 million put warrants were written and 3.5 million call options were purchased at prices ranging from $32.60 to $39.58. As of November 30, 2001, there were no put warrants or options outstanding in this program. During fiscal 2001, we repurchased approximately 4.7 million shares at a cost of $165.2 million. We did not repurchase any shares under this program in fiscal 2000.

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

	Years Ended
	November 30, 2001	December 1, 2000	December 3, 1999
	(in thousands except per share data)
Net income	$205,644	$287,808	$237,751

Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	238,461	238,292	241,572
Dilutive common equivalent shares:
Unvested restricted stock	318	930	1,130
Stock options	10,366	16,539	15,636
Put warrants	—	13	72

Shares used to compute diluted net income per share	249,145	255,774	258,410

Basic net income per share	$0.86	$1.21	$0.98

Diluted net income per share	$0.83	$1.13	$0.92

        For the years ended November 30, 2001, December 1, 2000, and December 3, 1999, options to purchase approximately 17.7 million, 12.1 million, and 7.2 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock for the period of $39.57, $56.63, and $39.75, respectively, were not included in the calculation because the effect would have been antidilutive.

Note 13. Commitments and Contingencies

  Lease Commitments

        We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2025. Rent expense, net of sublease income, for these leases aggregated $22.0 million, $25.6 million, and $29.4 million during fiscal 2001, 2000, and 1999, respectively. As of November 30, 2001, future minimum lease payments under noncancelable operating leases, net of sublease income, are as follows: 2002—$29.6 million; 2003—$32.3 million; 2004—$35.7 million; 2005—$28.5 million; 2006—$17.0 million; and $33.2 million thereafter.

        In September 2001, we entered into a real estate development agreement for the construction of an office building in downtown San Jose, California. Under the agreement the lessor will finance up to $117.0 million over a two-year period, toward the construction and associated costs of the building. As part of the agreement, we entered into a five-year lease beginning upon completion of the building. We have an option to purchase the building at any time during the term for an amount equal to the total investment of the lessor. The agreement and lease are subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of November 30, 2001, we were in compliance with all covenants. In case of a default, the lessor may terminate all remaining commitments, demand payment equal to the lessor's investment, or require that we purchase, facilitate the sale of the building to a third party, or surrender the building. The agreement qualifies for operating lease accounting treatment under SFAS 13, "Accounting for Leases," and, as such, the building and the related obligation are not included on our balance sheet, but the future minimum lease payments are reflected in the schedule of future minimum lease payments. At the end of the lease term, we can either purchase the building for an amount equal to the lessor's investment, which will be approximately $117.0 million, request to extend the maturity date of the lease or remarket the building. If we elect to remarket the building, we are obligated to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lessor's investment, up to a maximum recourse amount as set forth in the lease. The lessor is a multi-asset leasing company with a substantive net worth, not a special purpose entity.

        In August 1999, Adobe entered into a five-year lease agreement for our corporate headquarters office buildings in San Jose, California. Under the agreement, we have an option to purchase the buildings at any time during the lease term for $142.5 million, which is the total investment of the lessor. The lease is subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of November 30, 2001, we were in compliance with all covenants. In case of a default, the lessor may demand payment equal to the lessor's investment or require that we surrender the buildings. The agreement qualifies for operating lease accounting treatment under SFAS 13 and, as such, the buildings and the related obligation is not included on our balance sheet, but the future minimum lease payments are reflected in the schedule of future minimum lease payments. At the end of the lease term, we can either purchase the buildings for an amount equal to the lessor's investment, which is approximately $142.5 million, or terminate the lease. If we elect to terminate, we are obligated to use our best efforts to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lessor's investment, up to a maximum guaranteed residual amount as set forth in the lease. The lessor is a multi-asset leasing company with a substantive net worth, not a special purpose entity.

  Line of Credit

        In August 1999, we entered into two unsecured revolving credit facilities, of $100.0 million each, with a group of banks, for general corporate purposes, subject to certain financial covenants. One of the facilities expired in August 2001 and was not renewed, and the other $100.0 million facility expires in August 2002. Outstanding balances accrue interest at London Interbank Offered Rate ("LIBOR") plus a margin that is based on our financial ratios. There were no outstanding balances on the credit facility as of November 30, 2001. In addition, as of November 30, 2001, we were in compliance with all financial covenants.

  Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense was approximately $14.1 million, $20.8 million, and $24.5 million in fiscal 2001, 2000, and 1999, respectively.

  Adobe Ventures

        We have commitments to the Adobe Venture limited partnerships. The following table shows the capital commitments and the capital contributed as of November 30, 2001:

	Capital Commitment	Capital Contributed
Adobe Ventures L.P.	$40,000,000	$40,475,757
Adobe Ventures II, L.P.	$40,000,000	$36,947,363
Adobe Ventures III, L.P.	$60,000,000	$56,162,222
Adobe Ventures IV, L.P.	$100,000,000	$18,292,333

        The capital commitment is the amount that Adobe has agreed to contribute to the Partnership. The capital commitment amount is contributed over the term of each Partnership, which is ten years. We can cease funding at any time after the earlier of: a) two years after the effective date of the Partnership or b) the date on which the Company has made capital contributions to the Partnership in an amount in excess of $10.0 million, $10.0 million, $20.0 million, and $33.0 million for Adobe Ventures L.P., Adobe Ventures II, L.P., Adobe Ventures III, L.P., and Adobe Ventures IV, L.P., respectively.

        In addition to these venture partnerships, we have direct investments in public and privately-held companies. In total, as of November 30, 2001, we have invested $194.9 million through our venture partnerships and direct investments. And as of November 30, 2001, net returns were $354.3 million, including stock dividends and net gains in market value of investments.

  Legal Actions

        We are engaged in certain legal actions arising in the ordinary course of business. We believe that we have adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on our financial position and results of operations.

Note 14. Related Party Transactions

        During fiscal 1999, we entered into two separate loan agreements with an executive officer to assist with his relocation to San Jose, California. The first loan in the amount of $550,000, with an interest rate of 8.25% per annum, was repaid on December 31, 1999. The second loan, in the amount of $1.0 million, is interest-free and is secured by his principal residence. Under the terms of the agreement, he is required to repay this loan at $200,000 per year over the five years beginning December 2000. His second payment was made in December 2001, leaving a balance of $600,000 as of January 25, 2002. The loan was amended in November 2001 in connection with his resignation from the Company to include an agreement by the Company that it would not exercise its right to accelerate the payment of unpaid principal because of his termination of employment. The Company reserved the right to accelerate payment for any other reason authorized by the agreement.

        Also in connection with his resignation from his employment with us, which was effective November 30, 2001, we entered into an agreement with him to: (i) pay him a lump sum equal to his total target compensation (base pay and management incentive plan bonuses) for twelve (12) months, (ii) pay for his COBRA premiums until the earlier of November 1, 2002 or the date he receives coverage under another group health insurance plan, and (iii) allow him to keep his laptop computer. We also amended his loan agreement with us, as described in the previous paragraph. In addition, he remained eligible for any bonuses earned through his resignation date, although no bonuses were earned or paid.

Note 15. Financial Instruments

  Fair Value of Financial Instruments

        Our cash equivalents, short-term investments, and marketable equity securities, are carried at fair value, based on quoted market prices for these or similar investments. Our total cash equivalents, short-term investments, and marketable equity securities had a cost basis of $567.5 million and a fair market value of $581.6 million. Our portfolio of marketable equity securities included in our short-term investments had a cost basis of $26.3 million and a fair market value of $37.8 million. (For further information, see Note 3.)

        Our portfolio of investments included in Other Assets at November 30, 2001, which includes our direct investments, as well as indirect investments through Adobe Ventures, had an estimated fair market value of $31.7 million. (For further information, see Note 5.)

  Foreign Currency Hedging Instruments

        We enter into forward exchange contracts to hedge foreign currency exposures on a continuing basis for periods consistent with our committed exposures. These transactions do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts offset gains and losses on the assets, liabilities, and transactions being hedged. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with high quality counterparties with specific minimum rating requirements. In addition, our hedging policy establishes maximum limits for each counterparty. As of November 30, 2001 and December 1, 2000, we held $98.3 million and $23.2 million, respectively, of aggregate foreign currency forward exchange contracts. As of November 30, 2001 and December 1, 2000, we held $82.3 million and $43.3 million, respectively, in foreign currency option contracts.

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

        We record changes in the fair value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the fiscal year ended November 30, 2001, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

        The following table depicts the activity for the fiscal year ended November 30, 2001.

Gain (Loss) on Hedges of Forecasted Transactions:

	Balance Sheet	Income Statement
	As of November 30, 2001	Year ended November 30, 2001
	Other Comprehensive Income	Revenue	Other Income (Loss)
Realized—Closed Transactions:
Realized net gain reclassified from other comprehensive income to revenue	$—	$7,848	$—
Realized net loss from ineffective portion of hedges and time value degradation	—	—	(4,786)
Recognized but Unrealized—Open Transactions:
Unrealized gain remaining in other comprehensive income	2,582	—	—
Unrealized loss from ineffective portion of hedges and time value degradation	—	—	(730)

	$2,582	$7,848	$(5,516)

        As of November 30, 2001, $2.6 million in other comprehensive income represents the total intrinsic value of our economic hedges on forecasted revenue.

        During the fiscal year ended November 30, 2001, $7.8 million was recognized in revenue relating to hedged transactions which occurred; total loss recognized in other income was $5.5 million, which consisted of a $4.8 million realized net loss related to the cost of matured purchased options, and a $0.7 million unrealized loss that was recognized for the ineffective portion relating to hedges for forecasted transactions and the time value degradation of outstanding purchased options.

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged. At November 30, 2001, the outstanding balance sheet hedging derivatives had maturities of 60 days or less.

Net Gain (Loss) Recognized in Other Income Relating to Balance Sheet Hedging:

	Year ended November 30, 2001	Year ended December 1, 2000
Loss on foreign currency assets and liabilities:
Realized net gain (loss) recognized in other income	$(3,288)	$240
Unrealized net gain (loss) recognized in other income	109	(1,803)

	(3,179)	(1,563)
Gain on hedges of foreign currency assets and liabilities:
Realized net gain recognized in other income	3,834	33
Unrealized net gain (loss) recognized in other income	(622)	491

	3,212	524

Net gain (loss) recognized in other income	$33	$(1,039)

  Equity Hedging Instruments

        We also hedge market value fluctuations of certain equity holdings in publicly traded companies with forward contracts. These are accounted for as "Fair Value Hedges" in accordance with SFAS 133. The difference between the cost and market value of the equity investments prior to entering into fair value hedges remains in other comprehensive income until the hedge contract is settled; at which time it is reclassified to investment gain (loss). Subsequent gains and losses on the forward contract and the equity securities being hedged are recorded in investment gain (loss) on the consolidated statement of income. We have no outstanding forward contracts hedging equity investments remaining as of November 30, 2001.

  Concentration of Risk

        Financial instruments that potentially subject us to concentrations of credit risk are primarily cash, cash equivalents, short-term investments, and accounts receivable.

        Our investment portfolio consists of investment-grade securities diversified among security types, industries, and issuers. Our investments are managed by recognized financial institutions that follow Adobe's investment policy. Our policy limits the amount of credit exposure to any one security issue or issuer, and we believe no significant concentration of credit risk exists with respect to these investments.

        Credit risk in receivables is limited to OEM partners and to dealers and distributors of hardware and software products to the retail market. We adopt credit policies and standards to keep pace with the evolving software industry. Management believes that any risk of accounting loss is significantly reduced due to the diversity of our products, end users, and geographic sales areas. We perform ongoing credit evaluations of our customers' financial condition and require letters of credit or other guarantees, whenever deemed necessary. For discussion of significant customers as of November 30, 2001, see Note 16.

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

        We derive a significant portion of our OEM PostScript and Other licensing revenue from a small number of OEM partners. Our OEM partners on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us.

Note 16. Industry Segment and Geographic Information

        Beginning in fiscal 2002, we have realigned our business segments to reflect the way we will manage our business. Please see Item 1 of our business section for details on our new segments. During fiscal 2001, we evaluated our business using our old segments.

        During fiscal 2001, 2000, and 1999, we had four reportable segments that offered different product lines: Web Publishing, Cross-media Publishing, ePaper Solutions, and OEM PostScript and Other. The Web Publishing segment provides users with software for creating Web page layouts and Web animations and editing and enhancing digital images, photographs, and video. The Cross-media Publishing segment provides software for professional page layout, illustration, business publishing, and printing. The ePaper Solutions segment provides software that allows users to speed the distribution of information with documents that can be viewed, approved and printed across a broad range of hardware and software platforms. The OEM PostScript and Other segment includes printing technology to create and print simple or visually rich documents with precision.

        During and prior to fiscal 2000, we evaluated our business based on the contribution margins of each of our four segments. During fiscal year 2001, our executive management team changed the way it evaluates the performance of our business and revised their focus on evaluating the gross margins of each of our segments. Our prior period segment disclosures have been revised here to reflect that change. In addition, we reclassified certain direct costs between our operating segments in fiscal year 2000 to conform to the fiscal year 2001 presentation.

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

        The following results are broken out by our old operating segments for the fiscal years 2001, 2000, and 1999:

	Web Publishing	Cross-media Publishing	ePaper Solutions	OEM PostScript and Other	Total
Fiscal 2001
Revenue	$482,535	$350,477	$291,917	$104,791	$1,229,720
Direct costs	34,859	25,519	15,847	5,226	81,451

Gross profit	$447,676	$324,958	$276,070	$99,565	$1,148,269

	93%	93%	95%	95%	93%
Fiscal 2000
Revenue	$536,614	$390,497	$207,780	$131,487	$1,266,378
Direct costs	35,870	30,239	12,860	8,286	87,255

Gross profit	$500,744	$360,258	$194,920	$123,201	$1,179,123

	93%	92%	94%	94%	93%
Fiscal 1999
Revenue	$394,073	$353,863	$129,333	$138,165	$1,015,434
Direct costs	33,505	33,792	14,533	12,710	94,540

Gross profit	$360,568	$320,071	$114,800	$125,455	$920,894

	91%	90%	89%	91%	91%

        A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the fiscal years 2001, 2000, and 1999 is as follows:

	Years Ended
	November 30, 2001	December 1, 2000	December 3, 1999
Total gross profit from operating segments above	$1,148,269	$1,179,123	$920,894
Total operating expenses(a)	769,812	771,040	661,041

Total operating income	378,457	408,083	259,853
Non-operating income (loss)	(71,526)	35,656	114,574

Income before taxes	$306,931	$443,739	$374,427

  (a)
  Total operating expenses include research and development, sales and marketing, general and administrative, restructuring and other charges, amortization of goodwill and purchased intangibles, and acquired in-process research and development expenses.

        Beginning in the first quarter of fiscal year 2002, we realigned our business segments to reflect the way we will manage our business. A newly named Graphics segment will in the future replace the former Web Publishing segment and will include Adobe Illustrator. The Adobe GoLive and Web Collection products will be reported in the Cross-media Publishing segment. For more information on our new segments, please see Item 1 of our business section.

        The following results are broken out by our new operating segments for the fiscal years 2001, 2000, and 1999.

New Segments	Graphics	Cross-media Publishing	ePaper Solutions	OEM PostScript and Other	Total
Fiscal 2001
Revenue	$543,419	$289,624	$291,886	$104,791	$1,229,720
Direct costs	33,366	27,024	15,835	5,226	81,451

Gross profit	$510,053	$262,600	$276,051	$99,565	$1,148,269

	94%	91%	95%	95%	93%
Fiscal 2000
Revenue	$602,101	$325,162	$207,628	$131,487	$1,266,378
Direct costs	36,400	29,539	12,445	8,871	87,255

Gross profit	$565,701	$295,623	$195,183	$122,616	$1,179,123

	94%	91%	94%	93%	93%
Fiscal 1999
Revenue	$442,220	$305,716	$129,333	$138,165	$1,015,434
Direct costs	37,810	31,364	12,883	12,483	94,540

Gross profit	$404,410	$274,352	$116,450	$125,682	$920,894

	91%	90%	90%	91%	91%

        We categorize our geographic information into three major market regions: the Americas, EMEA, and Asia. The Americas region includes the U.S., Canada, Latin America, and Central America. The EMEA region includes Europe, Middle East, and Africa. The Asia region includes Japan and the Asian Pacific countries.

        Revenue and long-lived asset information by geographic areas for each of the years in the three-year period ended November 30, 2001 is presented below:

Revenue

	Years Ended
	November 30, 2001	December 1, 2000	December 3, 1999
Americas:
United States	$547,630	$616,733	$497,842
Other	43,878	42,334	32,311

Total Americas	591,508	659,067	530,153

EMEA	326,499	323,037	265,981

Asia:
Japan	228,744	224,326	175,122
Other	82,969	59,948	44,178

Total Asia	311,713	284,274	219,300

Total revenue	$1,229,720	$1,266,378	$1,015,434

Long-Lived Assets

	Years Ended
	November 30, 2001	December 1, 2000	December 3, 1999
Americas:
United States	$67,303	$56,894	$53,890

Total Americas	67,303	56,894	53,890
EMEA	6,470	3,182	8,706

Asia:
Japan	1,796	2,868	4,616
India	4,828	876	1,096
Other	596	448	830

Total Asia	7,220	4,192	6,542

Total long-lived assets	$80,993	$64,268	$69,138

        In fiscal 2001, licenses of application products to Ingram Micro, Inc. ("Ingram") and Tech Data Corporation ("Tech Data"), including their respective affiliates, accounted for 24% and 15%, respectively, of our total revenue. In fiscal 2000, licenses of application products to Ingram and Tech Data accounted for

30% and 14%, respectively, of our total revenue, and in 1999 licenses of application products to Ingram accounted for 27% of our total revenue.

        Receivables from Ingram and Tech Data accounted for 31% and 21%, respectively, of our total receivables at November 30, 2001. As of December 1, 2000, receivables from Ingram and Tech Data accounted for 32% and 18%, respectively, of our total receivables, and in fiscal 1999 receivables from Tech Data accounted for 11% of our total receivables.

Note 17. Subsequent Events (Unaudited)

        During the first quarter of fiscal 2002, we acquired Santa Rosa, California-based Fotiva, Inc. ("Fotiva"). Fotiva is a digital photography software company developing solutions to help consumers manage, store, enrich, and share digital photographs. The acquisition was accounted for using the purchase method of accounting. The cash purchase price of the acquisition was approximately $5.3 million.

        Also during the first quarter of fiscal 2002, we announced a proposed agreement to acquire Ottawa, Canada-based Accelio Corporation ("Accelio"). Accelio is a provider of Web-enabled solutions that help customers manage business processes driven by electronic forms. Under the terms of the agreement, Adobe's common stock valued at $72.0 (US) million on closing will be exchanged for all Accelio equity securities. The Accelio business will be integrated into our operations. We expect to record a $12.0-$15.0 million accrual related to the acquisition, which will be added to the purchase price. The proposed acquisition is subject to the execution of customary transaction documents and the satisfaction of customary closing conditions, including the approval of Accelio's shareholders and clearance of the acquisition by U.S. and Canadian regulatory authorities. Initially the transaction was expected to close in March 2002. However, due to certain regulatory and timing requirements, we are now targeting to close in April 2002.

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

	Balance at Beginning of Period	Charged to Operating Expenses	Charged to Revenue	Deductions*	Balance at End of Period
Allowance for doubtful accounts:
Year Ended:
November 30, 2001	$8,788	$1,435	$—	$124	$10,099
December 1, 2000	$5,170	$7,140	$—	$3,522	$8,788
December 3, 1999	$6,399	$(3,319)	$2,090	$—	$5,170

*
Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

        In fiscal 2001, the increase in the allowance for doubtful accounts was due to the overall deterioration in the economic environment globally, resulting in higher estimated bad debt write-offs. The decreased charge to operating expenses in fiscal 2001 as compared to the charge in fiscal 2000 reflects the results of enhanced global credit evaluation, on-going risk mitigation efforts (e.g. letters of credit, guarantees, and credit insurance) in Asia, and improved collections of our Royalty accounts.

        In fiscal 2000, the charge to operating expenses related primarily to two separate bankruptcy filings, one involving a U.S. and the other a European distributor, an insolvent royalty customer, and higher potential bad debt expense as a result of higher accounts receivable balances at the end of fiscal 2000. The deductions represent amounts written off against the allowance.

        In fiscal 1999, the overall reserve decreased due to reduced credit risks, mainly in Asia. In addition, we invoiced certain royalty customers whose accounts were deemed potentially uncollectible. Consequently, we recorded an increase to the allowance for doubtful accounts and recorded a charge to revenue. As such we did not recognize revenue associated with these accounts.

EXHIBITS

        As required under Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Description
10.77	Lease agreement between Adobe Systems and Selco Service Corporation
10.78	Participation agreement among Adobe Systems, Selco Service Corporation, et al.
10.79	Confidential Resignation Agreement
10.80	Executive Severance Plan in the Event of a Change of Control
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP

QuickLinks

TABLE OF CONTENTS
  Item 1. Business
BUSINESS OVERVIEW
PRODUCTS AND MARKETS OVERVIEW
COMPETITION
OPERATIONS
PRODUCT DEVELOPMENT
PRODUCT PROTECTION
EMPLOYEES
EXECUTIVE OFFICERS
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
  Item 8. Financial Statements and Supplementary Data
FINANCIAL STATEMENTS
SUPPLEMENTARY DATA
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Investor Relations Department 345 Park Avenue San Jose, CA 95110-2704 408-536-4416 Fax 408-537-4034 E-mail: ir@adobe.com
SIGNATURES
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
ADOBE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ADOBE SYSTEMS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share data)
FINANCIAL STATEMENT SCHEDULE
ADOBE SYSTEMS INCORPORATED SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (In thousands)
Valuation and Qualifying Accounts which are Deducted in the Balance Sheet from the Assets to which They Apply
EXHIBITS