Form 10-Q
period 2002-03-01
ADOBE SYSTEMS INC
filed 2002-04-11
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding March 29, 2002

Common stock, $0.0001 par value	237,974,866

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	March 1, 2002	March 2, 2001
Revenue	$267,896	$328,969
Direct Costs	20,997	20,016

Gross Profit	246,899	308,953

Operating expenses:
Research and development	59,297	55,687
Sales and marketing	89,318	103,860
General and administrative	25,599	30,370
Acquired in-process research and development	5,359	—
Amortization of goodwill and purchased intangibles	3,541	3,582

Total operating expenses	183,114	193,499

Operating income	63,785	115,454

Nonoperating income:
Investment gain (loss)	4,533	(17,038)
Interest and other income	4,929	5,697

Total nonoperating income (loss)	9,462	(11,341)

Income before income taxes	73,247	104,113
Provision for income taxes	23,439	34,357

Net income	$49,808	$69,756

Basic net income per share	$.21	$.29

Shares used in computing basic net income per share	236,581	240,078

Diluted net income per share	$.20	$.28

Shares used in computing diluted net income per share	245,245	253,609

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(Unaudited) March 1, 2002	(Audited) November 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$220,700	$218,662
Short-term investments	400,090	362,951
Trade receivables, net of allowances for doubtful accounts of $9,863 and $10,099, respectively	143,653	124,106
Other receivables	20,170	18,299
Deferred income taxes	22,299	22,726
Other current assets	19,291	20,620

Total current assets	826,203	767,364
Property and equipment, net	79,059	80,993
Other assets	72,118	70,672
Deferred income taxes, long-term	12,562	11,594

	$989,942	$930,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$34,443	$30,891
Accrued expenses	118,520	119,258
Accrued restructuring charges	1,673	9,573
Income taxes payable	122,180	132,228
Deferred revenue	23,615	21,701

Total current liabilities	300,431	313,651
Stockholders' equity:
Common stock, $0.0001 par value; and additional paid-in-capital	649,618	625,386
Retained earnings	1,413,036	1,366,205
Accumulated other comprehensive income (loss)	(1,185)	3,918
Treasury stock, at cost, (58,421 and 59,745 shares in 2002 and 2001, respectively), net of reissuances	(1,371,958)	(1,378,537)

Total stockholders' equity	689,511	616,972

	$989,942	$930,623

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	March 1, 2002	March 2, 2001
Cash flows from operating activities:
Net income	$49,808	$69,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,803	14,192
Stock compensation expense	2,787	1,611
Deferred income taxes	2,751	3,272
Provision for losses on receivables	77	605
Tax benefit from employee stock option plans	6,036	10,333
Loss on equity and cost method investments	2,236	11,575
Gains on sale of equity securities	(6,865)	(11,898)
Loss on other-than-temporary declines of equity securities	96	17,104
Changes in operating assets and liabilities:
Receivables	(21,495)	(15,395)
Other current assets	2,066	(6,672)
Trade and other payables	3,552	(1,587)
Accrued expenses	(755)	(37,144)
Accrued restructuring charges	(7,900)	—
Income taxes payable	(10,048)	12,459
Deferred revenue	1,914	326

Net cash provided by operating activities	38,063	68,537

Cash flows from investing activities:
Purchases of short-term investments	(380,564)	(150,938)
Maturities and sales of short-term investments	333,550	116,412
Acquisitions of property and equipment	(5,729)	(10,316)
Purchase of long-term investments	(3,018)	(6,223)
Additions to other assets	(9,031)	(7,534)
Proceeds from sales of equity securities	10,308	17,642

Net cash used for investing activities	(54,484)	(40,957)

Cash flows from financing activities:
Purchase of treasury stock	(10,952)	(117,087)
Proceeds from reissuance of treasury stock	32,941	31,906
Payment of dividends	(2,961)	(3,026)

Net cash used for financing activities	19,028	(88,207)

Effect of foreign currency exchange rates on cash and cash equivalents	(569)	23

Net decrease in cash and cash equivalents	2,038	(60,604)

Cash and cash equivalents at beginning of period	218,662	236,866

Cash and cash equivalents at end of period	$220,700	$176,262

Supplemental disclosures:
Cash paid during the period for income taxes	$22,558	$4,862

Noncash investing and financing activities:
Cash dividends declared but not paid	$2,968	$3,008

Unrealized losses on available-for-sale securities, net of taxes	$(5,270)	$(6,530)

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

  Basis of Presentation

        Adobe Systems Incorporated ("Adobe" or the "Company") has prepared the accompanying interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended November 30, 2001. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets and condensed consolidated statements of income and cash flows for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. You should read the interim condensed consolidated financial statements in conjunction with the financial statements in our Annual Report on Form 10-K for the year ended November 30, 2001.

        The results of operations for the interim period ended March 1, 2002, are not necessarily indicative of the results to be expected for the full year.

  Cash Equivalents and Short-term Investments

        Cash equivalents consist of instruments with maturities of three months or less at the time of purchase.

        We classify all of our cash equivalents and short-term investments that are free of trading restrictions or become free of trading restrictions within one year as "available-for-sale." We carry these investments at fair value, based on quoted market prices. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Gains are recognized when realized in our consolidated statements of income. Losses are recognized as realized or when we have determined that an other-than-temporary decline in fair value has occurred. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies' cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related writedown as an investment loss on our consolidated statements of income.

        During the first quarter of fiscal 2002, we recorded other-than-temporary writedowns totaling $0.1 million, related to our short-term investments.

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

        Our long-term investments include direct investments and indirect investments in privately-held companies. We own limited partnership interests in four venture capital limited partnerships, Adobe Ventures L.P., Adobe Ventures II, L.P., Adobe Ventures III, L.P., and Adobe Ventures IV, L.P. (collectively "Adobe Ventures"), that invest in early stage companies with innovative technologies. In addition to the potential for financial returns, our venture activities increase our knowledge of emerging markets and technologies, as well as expand our ecosystem of Adobe products and services. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        The investments in Adobe Ventures are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment income (loss). The stock of a number of technology investments held by the limited partnerships at March 1, 2002 is not publicly traded, and, therefore, there is no established market for their securities. As such, the fair value of these investments are determined by Granite Ventures using the most recent round of financing involving new non-strategic investors or estimates made by Granite Ventures. We have a policy in place to review the fair value of these investments held by Adobe Ventures on a regular basis to evaluate the carrying value of the investments in these companies. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve in addition to our equity method of accounting.

        We recognize realized gains and losses upon sale or maturity of investments using the specific identification method.

  Impairment of Long-lived Assets

        We currently evaluate our long-lived assets, including goodwill and certain identifiable intangibles, in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. We consider factors such as significant changes in the business climate and projected discounted cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires goodwill to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previous standards required. We will adopt SFAS 142 beginning in our fiscal year 2003. We are currently assessing the impact of SFAS 142 on our operating results and financial condition. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." We will adopt SFAS 144 beginning in our fiscal year 2003. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

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

        We provide free technical phone support to customers who are under warranty for support. We charge the estimated cost of free technical phone support upon shipment of software to sales and marketing expense.

        We also license software with post-contract customer support ("PCS") for two years. PCS includes rights to upgrades, when and if available, a limited period of telephone support, updates, and bug fixes. Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. We determine the fair value of each element in multi-element arrangements based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately. We determine VSOE of fair value of PCS based on established renewal rates for two years of PCS. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically two years).

        We record OEM licensing revenue, primarily royalties, when OEM partners ship products incorporating Adobe software, provided collection of such revenue is deemed probable. We have no remaining obligations in relation to such licensing revenue.

        We also recognize revenue under a subscription-based model for our Adobe Studio website, which we launched in the fourth quarter of fiscal 2001. Revenue is recognized on a monthly basis from fees charged that month for providing software subscriptions for our hosted application.

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

  Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." This Statement requires all business combinations to be accounted for using the purchase method of accounting and redefines goodwill and other intangibles that should be recognized separate from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001. We have adopted the provisions of SFAS 141 and the adoption did not have a significant impact on our consolidated financial statements.

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

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, "Accounting for Certain Sales Incentives," EITF No. 00-22, "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future," and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 01-09 is effective for annual or interim periods beginning after December 15, 2001. We will adopt EITF No. 01-09 in our second quarter of fiscal 2002. We are currently evaluating the impact EITF No. 01-09 will have on our financial statements and related disclosures.

NOTE 2.    ACQUISITIONS

        In December 2001, we acquired Fotiva, Inc. ("Fotiva"). Substantially all of Fotiva's assets were intellectual property. Fotiva was a development stage software company that created solutions to help consumers manage, store, enrich, and share digital photographs and other related personal media. In connection with the acquisition, substantially all of the purchase price of $5.4 million cash was allocated to in-process research and development and expensed at the time of acquisition due to the in-process state of the technology. At the date we acquired Fotiva, it was estimated that 50% of the development effort had been completed and that the remaining 50% of the development effort would take approximately eleven months to complete. The efforts required to complete the development of the technology primarily includes finalization of coding, internationalization, and extensive quality assurance testing. Adobe plans to combine Fotiva's image management technology with Adobe's digital imaging, layout, and ePaper technologies to develop new products.

        Total in-process research and development for the first three months of fiscal 2002 and fiscal 2001 was $5.4 million and zero, respectively.

        The consolidated financial statements include the operating results of the business from the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material.

NOTE 3.    OTHER ASSETS

        Other assets consisted of the following:

	March 1, 2002	November 30, 2001
Goodwill	$53,679	$53,679
Purchased technology and licensing agreements	23,159	16,754
Intangibles and other assets	14,104	13,603

	90,942	84,036
Less accumulated amortization	49,290	45,067

	$41,652	$38,969

Investments	30,466	31,703

	$72,118	$70,672

        During the first quarter of fiscal 2002, we entered into an agreement for approximately $5.5 million to license DVD authoring technology from Sonic Solutions, a supplier of authoring systems for DVD-Video production. We plan to use the licensed technology for development of Adobe-branded professional DVD authoring applications. The licensed technology will be amortized on a straight-line basis over three years.

NOTE 4.    ACCRUED EXPENSES

        Accrued expenses consisted of the following:

	March 1, 2002	November 30, 2001
Accrued compensation and benefits	$49,592	$44,555
Sales and marketing allowances	6,086	4,956
Minority interest	544	544
Other	62,298	69,203

	$118,520	$119,258

NOTE 5. RESTRUCTURING AND OTHER CHARGES

  Fiscal 2001 restructuring program

        In the fourth quarter of fiscal 2001, we implemented a restructuring plan to realign our workforce to our future strategic goals and to align our resources with our fiscal 2002 revenue targets. This restructuring enabled us to increase our investment in digital imaging, digital video, and ePaper-based businesses in fiscal 2002. As part of the restructuring program, we implemented a reduction in force of 247 positions, affecting organizations throughout the company. The reductions came predominantly from sales and marketing and in our North American operations, and as of November 30, 2001, the majority of these terminations were completed. The restructuring charge in the fourth quarter of fiscal 2001 was $12.1 million, all of which related to severance and related charges associated with the reduction in force. Of the $12.1 million in charges, $1.7 million remains accrued at March 1, 2002. The majority of these severance payments were paid in the first quarter of fiscal 2002, and the remaining severance payments will be paid through the fourth quarter of fiscal 2002.

        The following table depicts the restructuring and other charges at March 1, 2002:

	Accrued Balance at November 30, 2001	Total Charges (Credits)	Cash Payments	Accrued Balance at March 1, 2002
Severance and related charges	$9,573	$—	$(7,900)	$1,673

NOTE 6.    STOCKHOLDERS' EQUITY

  Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program, which is designed to minimize dilution from employee stock plans, we sold put warrants to independent third parties in the first quarter of fiscal 2002. Each put warrant entitles the holder to sell one share of Adobe's common stock to Adobe at a specified price for cash or stock at Adobe's option. At March 1, 2002, approximately 3.1 million put warrants were outstanding that expire through July 2002, with an average exercise price of $22.34 per share, resulting in a total potential cash outlay of approximately $68.9 million in fiscal 2002 if all put warrants are exercised.

        In addition, we purchased call options from independent third parties that entitle us to buy shares of our common stock on certain dates at specified prices. At March 1, 2002, approximately 2.2 million call options were outstanding that expire on various dates through July 2002 with an average exercise price of $24.14 per share, resulting in a total potential cash outlay of approximately $52.5 million in fiscal 2002 if all call options are exercised.

        Currently, all put warrants have a corresponding call option with an identical expiry date. Consequently, either the call option or put warrant, but not both, will be exercised.

        During the first quarter of fiscal 2002, we repurchased approximately 0.5 million shares at a cost of $11.0 million.

  Stock Repurchase Program II—Additional Authorization above Dilution Coverage

        In March 2001, subject to certain business and market conditions, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. We have not made any purchases under this 5.0 million share repurchase program.

  Combined Programs

        Our put and call option contracts provide that we, at our option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

NOTE 7.    COMMITMENTS AND CONTINGENICES

  Lease Commitments

        We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2025.

        In September 2001, we entered into a real estate development agreement for the construction of an office building in downtown San Jose, California. Under the agreement the Lessor and Lenders will finance up to $117.0 million over a period of up to twenty-five months, toward the construction and associated costs of the building. As part of the agreement, we entered into a lease with a Basic Lease Term of approximately five years, beginning upon completion of the building. We have an option to purchase the building at any time during the term for an amount equal to the outstanding Property Cost and accrued rents and expenses. The agreement and lease are subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of March 1, 2002, we were in compliance with all covenants. In case of a default, the lessor may terminate all remaining commitments, demand payment equal to the outstanding Property Cost, terminate the agreement, or require that we surrender the building. The agreement qualifies for operating lease accounting treatment under SFAS 13, "Accounting for Leases," and, as such, the building and the related obligation are not included on our balance sheet. At the end of the lease term, we can either purchase the building for an amount equal to the outstanding Property Cost, which will be approximately $117.0 million, request to extend the maturity date of the lease, or remarket the building. If we elect to remarket the building, we are obligated to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the outstanding Property Cost, up to a maximum recourse amount as set forth in the lease. The lessor is a multi-asset leasing company with sufficient independent economic substance, not a special purpose entity.

        In August 1999, Adobe entered into a five-year lease agreement for our corporate headquarters office buildings in San Jose, California. Under the agreement, we have an option to purchase the buildings at any time during the lease term for $142.5 million, which is the Purchase Price. The lease is subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the Landlord quarterly. As of March 1, 2002, we were in compliance with all covenants. In case of a default, the Landlord may terminate the lease, demand payment equal to the Purchase Price or require that we surrender the buildings. The agreement qualifies for operating lease accounting treatment under SFAS 13 and, as such, the buildings and the related obligation is not included on our balance sheet. At the end of the lease term, we can either purchase the buildings for an amount equal to the lessor's investment or terminate the lease. If we elect to terminate, we are obligated to use our best efforts to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the Purchase Price, up to a maximum guaranteed residual amount as set forth in the lease. The lessor is a multi-asset leasing company with sufficient independent economic substance, not a special purpose entity.

  Line of Credit

        In August 1999, Adobe entered into an unsecured revolving credit facility of $100.0 million, with a group of banks, for general corporate purposes, subject to certain financial covenants. The facility expires in August 2002. Outstanding balances accrue interest at London Interbank Offered Rate ("LIBOR") plus a margin that is based on our financial ratios. There were no outstanding balances on the credit facility as of March 1, 2002. In addition, as of March 1, 2002, we were in compliance with all financial covenants.

  Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

  Adobe Ventures

        We have commitments to the Adobe Venture limited partnerships. The following table shows the capital commitments and the capital contributed as of March 1, 2002:

	Capital Commitment	Capital Contributed
Adobe Ventures L.P.	$40,000,000	$40,475,757
Adobe Ventures II, L.P.	$40,000,000	$37,095,863
Adobe Ventures III, L.P.	$60,000,000	$56,384,972
Adobe Ventures IV, L.P.	$100,000,000	$20,939,451

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

  Legal Actions

        On August 10, 2000, Adobe filed suit in the U.S. District Court of Delaware against Macromedia, Inc. ("Macromedia") for infringement of U.S. Patent No. 5,546,528 relating to Adobe's tabbed palette patent. On September 18, 2000, Adobe amended its complaint to include an additional claim of infringement of U.S. Patent No. 6,084,597 relating to a method of rasterizing and rendering complex layered compositions in a movie, although Adobe is no longer pursuing this claim. The complaint seeks a declaratory and injunctive relief as well as actual and treble damages. Macromedia denies it infringes Adobe's patents in its answer to Adobe's amended complaint.

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

NOTE 8.    FINANCIAL INSTRUMENTS

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

  Economic Hedging—Hedges of Forecasted Transactions

        We use option and forward foreign exchange contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have a duration between one to twelve months. Such cash flow exposures result from portions of our forecasted revenues denominated in currencies other than the U.S. dollar ("USD"), primarily the Japanese yen and the euro. We enter into these foreign exchange contracts to hedge forecasted product licensing revenue in the normal course of business, and accordingly, they are not speculative in nature.

        We record changes in the fair value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the first quarter ended March 1, 2002, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

        The following table depicts the activity for the first quarter ended March 1, 2002.

Gain (Loss) on Hedges of Forecasted Transactions:

	Balance Sheet	Income Statement
	As of March 1, 2002	Quarter Ended March 1, 2002
	Other Comprehensive Income	Revenue	Other Income (Loss)
Realized—Closed Transactions:
Realized net gain reclassified from other comprehensive income to revenue	$—	$4,710	$—
Realized net loss from ineffective portion of hedges and time value degradation	—	—	(1,429)
Recognized but Unrealized—Open Transactions:
Unrealized gain remaining in other comprehensive income	3,319	—	—
Unrealized gain from ineffective portion of hedges and time value degradation	—	—	644

Total	$3,319	$4,710	$(785)

        As of March 1, 2002, $3.3 million in other comprehensive income represents the total intrinsic value of our economic hedges on forecasted revenue.

        During the first quarter ended March 1, 2002, $4.7 million was recognized in revenue relating to hedged transactions which occurred; total loss recognized in other income was $0.8 million, which consisted of a $1.4 million realized net loss related to time value degradation and the cost of matured purchased options, and a $0.6 million unrealized gain that was recognized for the ineffective portion relating to hedges for forecasted transactions net of the time value degradation of outstanding purchased options.

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged. At March 1, 2002, the outstanding balance sheet hedging derivatives had maturities of 60 days or less.

Net Gain (Loss) Recognized in Other Income Relating to Balance Sheet Hedging:

	Quarter Ended
	March 1, 2002	March 2, 2001
Loss on foreign currency assets and liabilities:
Realized net loss recognized in other income	$(2,874)	$(1,805)
Unrealized net gain (loss) recognized in other income	865	(503)

	(2,009)	(2,308)
Gain on hedges of foreign currency assets and liabilities:
Realized net gain recognized in other income	2,019	2,197
Unrealized net gain recognized in other income	572	133

	2,591	2,330

Net gain recognized in other income	$582	$22

  Equity Hedging Instruments

        We also hedge market value fluctuations of certain equity holdings in publicly traded companies with forward contracts. These are accounted for as "Fair Value Hedges" in accordance with SFAS 133. The difference between the cost and market value of the equity investments prior to entering into fair value hedges remains in other comprehensive income until the hedge contract is settled; at which time it is reclassified to investment gain (loss). Subsequent gains and losses on the forward contract and the equity securities being hedged are recorded in investment gain (loss) on the consolidated statement of income. As of March 1, 2002, we had no outstanding forward contracts hedging equity investments.

NOTE 9.    COMPREHENSIVE INCOME

        The following table sets forth the components of comprehensive income, net of income tax expense:

	Quarter Ended
	March 1, 2002	March 2, 2001
Net income	$49,808	$69,756
Other comprehensive income (loss), net of tax:
Net unrealized loss on investments	(1,793)	(16,142)
Reclassification adjustment	(6,769)	5,464
Tax provision on above	3,292	4,148
Foreign currency translation adjustments	(570)	23
Net gain in derivative instruments, net of taxes	737	3,201

Other comprehensive loss	(5,103)	(3,306)

Total comprehensive income, net of taxes	$44,705	$66,450

NOTE 10.    NET INCOME PER SHARE

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

	Quarter Ended
	March 1, 2002	March 2, 2001
	(in thousands except per share data)
Net income	$49,808	$69,756

Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	236,581	240,078
Dilutive common equivalent shares:
Unvested restricted stock	308	945
Stock options	8,356	12,196
Put warrants	—	390

Shares used to compute diluted net income per share	245,245	253,609

Basic net income per share	$.21	$.29

Diluted net income per share	$.20	$.28

NOTE 11.    INDUSTRY SEGMENTS

        Beginning in the first quarter of fiscal year 2002, we realigned our business segments to reflect the way we manage our business. A newly named Graphics segment replaced the former Web Publishing segment and now includes Adobe Illustrator. The Adobe GoLive and Web Collection products are now being reported in the Cross-media Publishing segment. Our prior period segment disclosures have been restated for consistent presentation to the current period disclosures. For more information on our new segments, please refer to our Annual Report on Form 10-K.

        We have four reportable segments that offer different product lines: Graphics, Cross-media Publishing, ePaper Solutions, and OEM PostScript and Other. The Graphics segment provides users with software for creating, editing and enhancing digital images and photographs, digital video, animations, graphics, and illustrations. The Cross-media Publishing segment provides software for professional page layout, professional Web page layout, technical document publishing, and business publishing. The ePaper Solutions segment provides electronic document distribution software that allows users to create, enhance, annotate, and securely send Adobe PDF files that can be shared, viewed, navigated, and printed exactly as intended by anyone on a broad range of hardware and software platforms. The OEM PostScript and Other segment includes printing technology to create and print simple or visually rich documents with precision.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. We do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed.

        The following results are broken out by operating segments for the quarters ended March 1, 2002 and March 2, 2001:

	Graphics	Cross-media Publishing	ePaper Solutions	OEM PostScript and Other	Total
Quarter ended March 1, 2002
Revenue	$107,953	$63,436	$73,991	$22,516	$267,896
Direct costs	7,304	7,370	4,595	1,728	20,997

Gross profit	$100,649	$56,066	$69,396	$20,788	$246,899

	93%	88%	94%	92%	92%
Quarter ended March 1, 2001
Revenue	$156,938	$83,280	$61,728	$27,023	$328,969
Direct costs	8,720	7,635	2,101	1,561	20,016

Gross profit	$148,218	$75,645	$59,627	$25,462	$308,953

	94%	91%	97%	94%	94%

        A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the quarters ended March 1, 2002 and March 2, 2001 is as follows:

	Quarter Ended
	March 1, 2002	March 2, 2001
Total gross profit from operating segments above	$246,899	$308,953
Total operating expenses (a)	183,114	193,499

Total operating income	63,785	115,454
Other income (loss), net	9,462	(11,341)

Income before taxes	$73,247	$104,113

  (a)
  Total operating expenses include research and development, sales and marketing, general and administrative, acquired in-process research and development, and amortization of goodwill and purchased intangibles.

NOTE 12.    RECENT DEVELOPMENTS

        During the first quarter of fiscal 2002, we announced a proposed agreement to acquire Ottawa, Canada-based Accelio Corporation ("Accelio"). Accelio is a provider of Web-enabled solutions that help customers manage business processes driven by electronic forms. Accelio's revenue and net loss for the nine months ended January 31, 2002 were approximately $44.4 (US) million and $17.8 (US) million, respectively. Under the terms of the agreement, as amended, shares of Adobe's common stock valued at $72.0 (US) million will be exchanged for all Accelio equity securities. The Accelio business will be integrated into our operations. We expect to record a $12.0-$15.0 million accrual for severance and contract termination costs related to the acquisition, which will be added to the purchase price. The proposed acquisition is subject to the execution of customary transaction documents and the satisfaction of customary closing conditions, including clearance of the acquisition by Canadian regulatory authorities. Initially the transaction was expected to close in March 2002. However, due to certain regulatory and timing requirements, we are now targeting to close in April 2002.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion (presented in millions, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

        In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-Q to be filed in 2002. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

        The following table sets forth for the quarters ended March 1, 2002 and March 2, 2001, our condensed consolidated statements of income expressed as a percentage of total revenue:

	Quarters Ended
	March 1, 2002	March 2, 2001
Revenue	100.0%	100.0%
Direct costs	7.8	6.1

Gross margin	92.2	93.9

Operating expenses:
Research and development	22.1	16.9
Sales and marketing	33.3	31.6
General and administrative	9.6	9.2
Acquired in-process research and development	2.0	—
Amortization of goodwill and purchased intangibles	1.4	1.1

Total operating expenses	68.4	58.8

Operating income	23.8	35.1

Nonoperating income, net:
Investment gain (loss)	1.7	(5.2)
Interest and other income	1.8	1.7

Total nonoperating income (loss)	3.5	(3.5)

Income before income taxes	27.3	31.6
Provision for income taxes	8.7	10.4

Net income	18.6%	21.2%

	March 1, 2002	March 2, 2001	Change
	(dollars in millions)
Revenue
First quarter:
Revenue	$267.9	$329.0	(19)%

        Revenue is categorized into four major operating segments: Graphics, Cross-media Publishing, ePaper Solutions, and OEM PostScript and Other. The Graphics, Cross-media Publishing, and ePaper Solutions segments include application products revenue that is derived predominantly from shipments of application software programs marketed through retail, VAR, and OEM distribution channels, as well as direct to end users through Adobe call centers and our Web site. The OEM PostScript and Other segment includes licensing revenue, which is made up of royalties received from OEM customers who ship products containing Adobe's PostScript technology.

        Total revenue decreased $61.1 million, or 19%, compared to the first quarter of fiscal 2001 due to decreased licensing of our products in the Graphics, Cross-media Publishing, and OEM PostScript and Other segments, although these decreases were partially offset by an increase in our ePaper Solutions segment. Revenue from our Graphics segment decreased $49.0 million, or 31%, from $156.9 million in the first quarter of fiscal 2001 to $108.0 million in the first quarter of fiscal 2002. This decrease was primarily related to product lifecycle timing of our Photoshop product. We had increased licensing of our Photoshop product in the first quarter of fiscal 2001 due to the release of Photoshop 6.0 in the fourth quarter of fiscal 2000. We also experienced a decline in revenue from our Premiere 6.0 product as this version was introduced in the first quarter of fiscal 2001. In addition, we also experienced a decline in revenue from our Illustrator 10.0 product, which we released in the fourth quarter of fiscal 2001, when compared to the revenue of our Illustrator 9.0 product in the first quarter of fiscal 2001. The decrease in revenue from this segment was partially offset by an increase in revenue from the following products: Photoshop Elements, due to continued strength in the US and Japan after its release in the second quarter of fiscal 2001; After Effects 5.5, due to its new version release in January 2002; and Digital Video Collection, due to the growth of the digital video market.

        Revenue from our Cross-media Publishing decreased $19.9 million, or 24%, from $83.3 million in the first quarter of fiscal 2001 to $63.4 million in the first quarter of fiscal 2002. The decrease in this segment was primarily related to our Web Collection product, for which the decrease was primarily due to weakness in the professional web layout and web animation markets. We also had decreases from our FrameMaker product, due to product lifecycle timing, and our Design Collection product, due to decreased marketing and promotional activities. In addition, creative professionals in this segment have been negatively affected by the weak economy, leading to overall weakness in this segment. The decrease in revenue from this segment was partially offset by an increase in revenue from our InDesign 2.0 product due to its new version release in January 2002.

        Revenue from our OEM PostScript and Other segment decreased $4.5 million, or 17%, from $27.0 million in the first quarter of fiscal 2001 to $22.5 million in the first quarter of fiscal 2002 due to the following factors: continued weakness in the print business, customer transition from paper-based process to electronic workflows, renegotiated pricing with certain OEM customers, and the outsourcing of certain OEM accounts to a third party solution provider.

        The decrease in revenue in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 in the above operating segments was partially offset by an increase in revenue from our ePaper Solutions segment. Revenue from our ePaper Solutions segment increased $12.3 million, or 20%, from $61.7 million in the first quarter of fiscal 2001 to $74.0 million in the first quarter of fiscal 2002. The growth was fueled by the continued strength of our Adobe Acrobat product and its related technologies throughout enterprises and government agencies.

        We categorize our geographic information into three major market regions: the Americas; EMEA; and Asia. In the first quarter of fiscal 2002, revenue generated in the Americas, EMEA, and Asia represented 46%, 28%, and 26% of total revenue, respectively, compared to 46%, 30%, and 24%, respectively, in the first quarter of fiscal 2001.

        Total application platform mix (excluding platform independent and UNIX revenues) for the first quarter of fiscal 2002 was split 73% on Windows and 27% on Macintosh as compared to 66% and 34%, respectively, for the first quarter of fiscal 2001.

	March 1, 2002	March 2, 2001	Change
	(dollars in millions)
Direct costs
First quarter:
Direct costs	$21.0	$20.0	5%
Percentage of total revenue	7.8%	6.1%

        Direct costs increased in absolute dollars and as a percentage of revenue in the first quarter of fiscal 2002 compared to the same period last year primarily due to an increase in hosted server costs related to the launch of Adobe Studio in the fourth quarter of fiscal 2001.

        We are targeting gross margin for the second quarter of fiscal 2002 to be approximately 92% of revenue after the proposed acquisition of Accelio Corporation ("Accelio"). For fiscal year 2002, we anticipate that gross margin will also be approximately 92% of revenue after the proposed acquisition of Accelio.

	March 1, 2002	March 2, 2001	Change
	(dollars in millions)
Operating expenses
First quarter:
Research and development	$59.3	$55.7	6%
Percentage of total revenue	22.1%	16.9%

        Research and development expenses increased $3.6 million, or 6%, in the first quarter of fiscal 2002 compared to the same period last year, primarily due to increased salary and benefit expenses related to headcount growth to support product development efforts and higher incentive compensation expenses. This increase was partially offset by decreased contractor fees.

        We will continue to focus on long-term opportunities available in Network Publishing and to make significant investments in the development of our application software products, including those targeted for the growing digital video franchises. For the second quarter of fiscal 2002, we are targeting research and development expenses to be 19-20% of revenue. For fiscal year 2002, we are targeting such expenditures to be approximately 20-21% of revenue.

	March 1, 2002	March 2, 2001	Change
	(dollars in millions)
First quarter:
Sales and marketing	$89.3	$103.9	(14)%
Percentage of total revenue	33.3%	31.6%

        Sales and marketing expenses decreased $14.6 million, or 14%, in the first quarter of fiscal 2002 compared to the same period last year, due to lower technical support costs, decreased advertising and direct marketing expenses for various products, and lower travel and entertainment expenses.

        We will continue to support investments in certain areas including digital imaging, digital video, and ePaper-based businesses. For the second quarter of fiscal 2002, we are targeting sales and marketing expenses to be between 34-35% of revenue. For fiscal year 2002, we are targeting such expenditures also to be approximately 34-35% of revenue.

	March 1, 2002	March 2, 2001	Change
	(dollars in millions)
First quarter:
General and administrative	$25.6	$30.4	(16)%
Percentage of total revenue	9.6%	9.2%

        General and administrative expenses decreased $4.8 million, or 16%, in the first quarter of fiscal 2002 compared to the same period last year, primarily due to lower contractor fees and lower rent expenses. This decrease was partially offset by an increase in legal fees related to the upcoming patent infringement litigation trial in April 2002.

        We expect that general and administrative spending will increase in absolute dollars for the remainder of fiscal 2002 to support ongoing administrative infrastructure needs. However, as a percentage of revenue such expenditures are targeted to be approximately 9-10% of revenue for the second quarter of fiscal 2002. For fiscal year 2002, we are targeting such expenditures also to be approximately 9-10% of revenue.

	March 1, 2002	March 2, 2001	Change
	(dollars in millions)
First quarter:
Acquired in-process research and development	$5.4	$—	100%
Percentage of total revenue	2.0%	—

        In December 2001, we acquired Fotiva, Inc. ("Fotiva"). Substantially all of Fotiva's assets were intellectual property. Fotiva was a development stage software company that created solutions to help consumers manage, store, enrich, and share digital photographs and other related personal media. In connection with the acquisition, substantially all of the purchase price of $5.4 million cash was allocated to in-process research and development and expensed at the time of acquisition due to the in-process state of the technology. At the date we acquired Fotiva, it was estimated that 50% of the development effort had been completed and that the remaining 50% of the development effort would take approximately eleven months to complete. The efforts required to complete the development of the technology primarily includes finalization of coding, internationalization, and extensive quality assurance testing. Adobe plans to combine Fotiva's image management technology with Adobe's digital imaging, layout, and ePaper technologies to develop new products.

	March 1, 2002	March 2, 2001	Change
	(dollars in millions)
First quarter:
Amortization of goodwill and purchased intangibles	$3.5	$3.6	(1)%
Percentage of total revenue	1.4%	1.1%

        Amortization of goodwill and purchased intangibles in the first quarter of fiscal 2002 and fiscal 2001 primarily relates to the acquisitions of Glassbook, Inc. ("Glassbook") and GoLive Systems, Inc., a Delaware Corporation, and GoLive Systems GmbH and Co. KG, a German limited partnership (together "GoLive").

        For further information on our acquisitions of Glassbook and GoLive, please refer to our Annual Report on Form 10K of fiscal 2001.

	March 1, 2002	March 2, 2001	Change
	(dollars in millions)
Nonoperating income
First quarter:
Investment gain (loss)	$4.5	$(17.0)	127%
Percentage of total revenue	1.7%	(5.2)%

        During the first quarter of fiscal 2002, investment gains included gains from the sale of our marketable equity securities of $6.8 million. These investment gains were partially offset by investment losses related to our Adobe Ventures and our cost method investments totaling $2.2 million. We also recorded other-than-temporary write-downs of $0.1 million related to our short-term investments in Virage, Inc. and Salon.com.

        During the first quarter of fiscal 2001, investment loss included other-than-temporary write-downs related to our short-term investments in ESPS, Inc, Tumbleweed Communications Corp. ("Tumbleweed"), Engage Inc., and Salon.com, of $17.1 million. We also recorded net investment losses related to Adobe Ventures and our cost method investments totaling $11.5 million. These investment losses were partially offset by gains from the sale of a portion of our investments in Tumbleweed, DigitalThink, Inc. and Digimarc Corporation, totaling approximately $11.9 million, of which $0.3 million of premiums were recorded in interest and other income.

        We are uncertain of future investment gains and losses, as they are primarily dependent upon market conditions and the operations of the underlying investee companies.

	March 1, 2002	March 2, 2001	Change
	(dollars in millions)
First quarter:
Interest and other income	$4.9	$5.7	(14)%
Percentage of total revenue	1.8%	1.7%

        Interest and other income consists principally of interest earned on cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses and realized gains or losses on the disposal of assets.

        Interest income decreased in the first quarter of fiscal 2002 compared to the same period last year, primarily due to lower interest rates. In addition, we sold fewer fixed income securities in the first quarter of fiscal 2002 compared to the same period last year. These decreases were partially offset by a reduction in losses related to our SFAS 133 foreign currency transactions in the first quarter of fiscal 2002 compared to the same period in the prior year. We have targeted interest and other income to be approximately $3.0 to $4.0 million in the second quarter of fiscal 2002. For the remainder of fiscal 2002, other income could decrease further due to reduced yields on our fixed income investments and additional purchases of options to hedge foreign currency expenses.

	March 1, 2002	March 2, 2001	Change
	(dollars in millions)
Provision for income taxes
First quarter:
Provision for income taxes	$23.4	$34.4	32%
Percentage of total revenue	8.7%	10.4%
Effective tax rate	32.0%	33.0%

        Our effective tax rate decreased in the first quarter of fiscal 2002 compared to the same period last year due to the benefits associated with a restructuring of our international operations. We have targeted our effective tax rate for the remainder of fiscal 2002 to be approximately 32%.

Factors That May Affect Future Results of Operations

        We believe that in the future our results of operations could be affected by various factors, including:

  •
  adverse changes in general economic conditions in any of the countries in which we do business, including the recent slow-down affecting the U.S., Europe, Japan, and potentially other geographic areas

  •
  continuing adverse economic impact of the recent national tragedy on September 11, 2001

  •
  delays in shipment of our new products and major new versions of existing products

  •
  corporate reductions in marketing expenditures which may result in lower demand for professional content creation and layout products

  •
  lack of market acceptance of new products and upgrades

  •
  delays or problems associated with the integration of acquisitions

  •
  intellectual property infringement claims (by or against us)

  •
  introduction of new products by major competitors

  •
  weakness in demand for application software and printers

  •
  lack of growth in worldwide personal computer and printer sales and downward sales price adjustments

  •
  renegotiation of royalty arrangements

  •
  consolidation in the OEM printer business

  •
  adoption of Mac OS X

  •
  ongoing weakness in our printing business due to product transitions

  •
  industry transitions to new business and information delivery models

  •
  market risks associated with our equity investments (as discussed later under "Quantitative and Qualitative Disclosures about Market Risk")

        On March 14, 2002, we stated that we are targeting our revenue for the second quarter of fiscal 2002 to be in the range of $305.0 to $325.0 million. On that day, we also stated the following operating model targets for the second quarter of fiscal 2002: gross margin of 92%, pro forma operating profit margin of 28-29%, research and development expenses of 19-20% of revenue, sales and marketing expenses of 34-35% of revenue, and general and administrative expenses of 9-10% of revenue. We further stated on March 14, 2002, that we are targeting our share count to be between 247 to 249 million shares in the second quarter of fiscal 2002, which includes additional shares to be issued as part of the pending Accelio Corporation acquisition. These targets collectively result in a pro forma earnings per share target range of $0.24 to $0.27 in the second quarter of fiscal 2002. We also stated on March 14, 2002, that we are targeting other income to be approximately $3.0 to $4.0 million per quarter, and a tax rate of 32%. However, other income could decrease further due to reduced yields on our fixed income investments and additional purchases of options to hedge foreign currency expenses.

        We use these targets to assist us in making decisions about our allocation of resources and investments, not as predictions of future results. The targets reflect a number of assumptions, including assumptions about:

  •
  product pricing and demand

  •
  manufacturing costs and volumes

  •
  the mix of application products and licensing revenue, full and upgrade products, distribution channels, and geographic distribution

  •
  no change occurring in the global market conditions affecting our customers

  •
  the closing in April 2002 of the pending acquisition of Accelio Corporation

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

        On February 1, 2002, we announced a proposed agreement to acquire Accelio Corporation. We indicated that the acquisition would be dilutive to pro forma earnings per share by approximately $0.02 per share in fiscal year 2002. The proposed acquisition remains subject to the execution of customary transaction documents and the satisfaction of customary closing conditions, including clearance of the acquisition by Canadian regulatory authorities. If these conditions are not satisfied, we may not complete the acquisition. Initially the transaction was expected to close in March 2002. However, due to certain regulatory and timing requirements, we are now targeting to close in April 2002.

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

        We hold equity investments that have recently experienced significant declines in market value. We also have investments, and may continue to make future investments, in several privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development is typically in the early stages and may never materialize. Our investment activities can impact our net income. In the first quarter of fiscal 2002, we recorded pre-tax gains from marketable securities and other investments in privately held companies of $4.5 million, compared to pre-tax losses in fiscal 2001 of $17.0 million. These amounts reflect realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable equity securities, and equity method gains and losses of Adobe Ventures. Although, in the first quarter of fiscal 2002, increases in the market prices of these securities resulted in a slight increase in our pre-tax income, future price fluctuations in these securities and any significant long-term declines in value could reduce our net income in future periods. We are uncertain of future investment gains and losses, as they are primarily dependent upon the operations of the underlying investee companies.

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

        In addition, we continue to expand into third-party distribution channels, including VARs and systems integrators, in our effort to further broaden our customer base. As a result, the financial health of these third parties and our continuing relationships with them are becoming more important to our success. Some of these companies are thinly capitalized and may be unable to withstand changes in business conditions. Our business could be seriously harmed if the financial condition of some of these third parties substantially weakens or if our relationships with them deteriorate. Also, as we seek to further broaden our customer base in the enterprise, corporate business and consumer markets, we may not successfully adapt our application software licensing and distribution channels, which could cause our operating results to suffer. As we currently have limited experience in these markets, we believe we will need to recruit, train, and retain personnel with experience in these markets, and our failure to do so may harm our ability to penetrate these markets. We could experience decreases in average selling prices and some transitions in our distribution channels that could seriously harm our business.

        In some markets and for some products, we have adopted a strategy aiming to increase our market share where it is low and therefore may receive significantly less revenue from certain licensing arrangements than we otherwise would receive for licensing these products. Therefore, increased market penetration may in fact lead to lower revenue growth in these areas. While we believe that this potential market share increase will ultimately benefit us, this strategy could instead harm our business through reduced revenue growth.

        We generally offer our application-based products on Macintosh, Windows, and UNIX platforms, and we generally offer our server-based products on the Linux platform as well as these three platforms. To the extent that there is a slow-down of customer purchases of personal computers on either the Windows or Macintosh platform or in general, our business could be harmed.

        We distribute our application products primarily through distributors, resellers, and retailers (collectively referred to as "distributors"). A significant amount of our revenue for application products is from two distributors. In addition, our channel program now focuses our efforts on larger distributors, which has resulted in our dependence on a relatively small number of distributors selling through a large amount of our products. Additionally, one of our goals is to increase our direct distribution of our products to end users through our online store located on our Web site at www.adobe.com. Any such increase in our direct revenue efforts will place us in increased competition with our channel distributors and with newer types of distribution of our products by online, Internet-based resellers of our products. While we anticipate that the restructuring and streamlining of our product distribution channels and the increase in the scope of our direct sales efforts will eventually improve our business by decreasing discounts or rebate programs provided to distributors, decreasing product returns, and shortening inventory cycles, these changes could instead seriously harm our business.

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

        Revenue from our OEM PostScript and Other segment experienced a 17% decline in the first quarter of fiscal 2002 compared to fiscal 2001, primarily as a result of a decline in the print business. We expect this segment to continue to decline in fiscal 2002 relative to fiscal 2001, which may harm our business if the magnitude of the decline significantly exceeds our expectations. The continuing weakness in the economy is contributing to the decrease in revenue for the monochrome laser printers market in addition to the decline in average selling prices of monochrome laser printers and the increasing use of inkjet printers. In addition, customer transition from paper-based processes to electronic workflows, renegotiated pricing with certain OEM customers, and the outsourcing of certain OEM accounts to a third party solution provider contributed to the decline in revenue in this segment. If a current major customer decided to incorporate a clone version instead of Adobe PostScript technology, it could seriously harm our business. Further, OEM partners on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us.

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

        We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the American Institute of Certified Public Accountants (the "AICPA"), the Securities and Exchange Commission (the "SEC"), and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even affect the reporting of transactions completed before a change is announced. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

  •
  rules relating to software revenue recognition

  •
  stock option grants

  •
  employee stock purchase plans

  •
  accounting for business combinations

  •
  treatment of operating lease agreements

  •
  the valuation of in-process research and development

  •
  goodwill and other intangible assets accounting

        Changes to these rules or the questioning of current practices may have a significant adverse effect on our reported financial results or in the way in which we conduct our business. See the discussion under "Critical Accounting Policies" below for additional information about our critical accounting policies and some risks associated with these policies.

        New FASB guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. On July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" that establishes a new standard for accounting for goodwill acquired in a business combination. This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as previously required by APB Opinion No. 17, "Intangible Assets." Under SFAS 142, goodwill will be separately tested for impairment using a fair-value-based approach. Any required goodwill impairment charges will be presented as a separate line item within the operating section of the income statement. The shift from an amortization approach to an impairment approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after June 30, 2001. We are currently evaluating the impact of this Statement on our financial position and are planning to adopt this standard beginning in fiscal year 2003, as required. It is possible that in the future, we may incur less frequent, but larger, impairment charges related to the goodwill already recorded, as well as goodwill arising out of potential future acquisitions.

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

        Please refer to Note 1 of our Notes to Condensed Consolidated Financial Statements for further information on our revenue recognition policies.

  Accounting for our Marketable and Non-marketable Fixed Income and Equity Securities

        We classify all of our cash equivalents and short-term investments that are free of trading restrictions, or become free of trading restrictions within one year, as "available-for-sale." We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Realized gains and losses are recognized when realized in our consolidated statements of income. We have experienced volatility in the market prices in our short-term investments. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies' cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related writedown as an investment loss on our consolidated statements of income. The ultimate value realized on these equity investments is subject to market volatility until they are sold.

        Our long-term investments include direct investments and indirect investments in privately-held companies. We own limited partnership interests in four venture capital limited partnerships, Adobe Ventures L.P., Adobe Ventures II, L.P., Adobe Ventures III, L.P., and Adobe Ventures IV, L.P. (collectively "Adobe Ventures"), that invest in early stage companies with innovative technologies. In addition to the potential for financial returns, our venture activities increase our knowledge of emerging markets and technologies, as well as expand our ecosystem of Adobe products and services. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        The investments in Adobe Ventures are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment income (loss). The stock of a number of technology investments held by the limited partnerships at March 1, 2002 is not publicly traded, and, therefore, there is no established market for their securities. As such, the fair value of these investments are determined by Granite Ventures using the most recent round of financing involving new non-strategic investors, or estimates made by Granite Ventures. We have a policy in place to review the fair value of these investments held by Adobe Ventures on a regular basis to evaluate the carrying value of the investments in these companies. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve in addition to our equity method of accounting. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

        We recognize realized gains and losses upon sale or maturity of these investments using the specific identification method. For further information on our long-term investments, please refer to Note 1 of our Notes to Condensed Consolidated Financial Statements.

  Accounting for Leases of Property and Equipment

        We entered into two operating lease agreements in 1999 and 2001 related to our headquarter office buildings in San Jose, CA. The agreements qualify for operating lease accounting treatment under SFAS 13, "Accounting for Leases," and, as such, the buildings are not included on our balance sheet. These agreements are subject to standard covenants, including liquidity, leverage, and profitability ratios that are reported to the lessors quarterly. We believe we will be able to meet our obligations under the agreements, but if we default on our commitments and are unable to remedy the default quickly enough, the lessors may terminate all remaining commitments, demand payment equal to the Lessor and Lender's investment, facilitate the sale of the buildings to a third party, or surrender the buildings. If we are required to purchase the buildings, this will decrease our cash available for working capital and require us to add the value of the buildings to our balance sheet. If we facilitate the sale or surrender the buildings, this could require us to find alternate facilities on terms that may not be as favorable as the current arrangement. As of March 1, 2002, we were in compliance with all covenants. For further information on these leases, please refer to Note 7 of our Notes to Condensed Consolidated Financial Statements.

We Disclose Pro Forma Financial Information

        We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. Our pro forma financial information does not include unusual or non-recurring events or transactions, acquired in-process research and development, amortization of goodwill and purchased intangibles, or gains and losses on investments in equity securities. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, as well as in some of our reports.

        The following table shows the Company's pro forma results reconciled to the GAAP Condensed Consolidated Statement of Income for the three months ended March 1, 2002 and March 2, 2001. Our pro forma results for first quarter of fiscal 2002 and fiscal 2001 exclude acquired in-process research and development, amortization of goodwill and purchased intangibles, and investment (gain) loss.

	Three Months Ended
	March 1, 2002	March 2, 2001
GAAP income before income taxes	$73,247	$104,113
Acquired in-process research and development	5,359	—
Amortization of goodwill and purchased intangibles	3,541	3,582
Investment (gain) loss	(4,533)	17,038

Pro forma income before income taxes	77,614	124,733
Income tax provision	24,836	41,162

Pro forma net income	52,778	83,571
Basic pro forma net income per share	$0.22	$0.35

Shares used in computing basic net income per share	236,581	240,078

Diluted net income per share	$0.22	$0.33

Shares used in computing diluted net income per share	245,245	253,609

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." This Statement requires all business combinations to be accounted for using the purchase method of accounting and redefines goodwill and other intangibles that should be recognized separate from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001. We have adopted the provisions of SFAS 141 and the adoption did not have a significant impact on our consolidated financial statements.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS 142 is effective for those transactions. We will adopt SFAS 142 beginning in our fiscal year 2003. We are currently evaluating the impact of SFAS 142 on our financial statements and related disclosures.

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

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, "Accounting for Certain Sales Incentives," EITF No. 00-22, "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future," and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 01-09 is effective for annual or interim periods beginning after December 15, 2001. We will adopt EITF No. 01-09 in our second quarter of fiscal 2002. We are currently evaluating the impact EITF No. 01-09 will have on our financial statements and related disclosures.

LIQUIDITY AND CAPITAL RESOURCES

	March 1, 2002	November 30, 2001	Change
	(dollars in millions)
Cash, cash equivalents and short-term investments	$620.8	$581.6	7%
Working capital	$525.8	$453.7	16%
Stockholders' equity	$689.5	$617.0	12%

        Our cash, cash equivalents, and short-term investments consist principally of money market funds, municipal bonds, and marketable equity securities. All of our short-term investments are classified as available-for-sale under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair market value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Realized gains and losses are recognized when realized in our consolidated statements of income.

        Our cash, cash equivalents, and short-term investments increased $39.2 million, or 7%, from November 30, 2001, primarily due to cash generated from operations of $38.1 million and proceeds from the issuance of treasury stock related to the exercise of stock options under our stock option plans and sale of stock under the Employee Stock Purchase Plan of $32.9 million. Another source of cash included proceeds from the sale of third parties' equity securities of $10.3 million.

        These increases were partially offset by the purchase of treasury stock in the amount of $11.0 million, the purchase of long-term investments and other assets for $12.0 million, capital expenditures of $5.7 million, and the payment of dividends totaling $3.0 million. In addition, our short-term investments decreased due to the writedown of certain short-term marketable equity investments totaling $0.1 million, FAS 115 unrealized loss of $8.5 million, and the sale of marketable equity investments with a cost basis of $3.4 million.

        Our existing cash, cash equivalent and investment balances may decline during fiscal 2002 due to further weakening of the economy or changes in our planned cash outlay. However, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months.

        We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to purchase treasury stock and strategically acquire companies, products, or technologies.

        We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for the first quarter of fiscal 2002. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

  Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program, which is designed to minimize dilution from employee stock plans, we sold put warrants to independent third parties in the first quarter of fiscal 2002. Each put warrant entitles the holder to sell one share of Adobe's common stock to Adobe at a specified price for cash or stock at Adobe's option. At March 1, 2002, approximately 3.1 million put warrants were outstanding that expire through July 2002, with an average exercise price of $22.34 per share, resulting in a total potential cash outlay of approximately $68.9 million in fiscal 2002 if all put warrants are exercised.

        In addition, we purchased call options from independent third parties that entitle us to buy shares of our common stock on certain dates at specified prices. At March 1, 2002, approximately 2.2 million call options were outstanding that expire on various dates through July 2002 with an average exercise price of $24.14 per share, resulting in a total potential cash outlay of approximately $52.5 million in fiscal 2002 if all call options are exercised.

        Currently, all put warrants have a corresponding call option with an identical expiry date. Consequently, either the call option or put warrant, but not both, will be exercised.

        During the first quarter of fiscal 2002, we repurchased approximately 0.5 million shares at a cost of $11.0 million.

  Stock Repurchase Program II—Additional Authorization above Dilution Coverage

        In March 2001, subject to certain business and market conditions, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. We have not made any purchases under this 5.0 million share repurchase program.

  Combined Programs

        Our put and call option contracts provide that we, at our option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

Commitments

        Our principal commitments as of March 1, 2002 consists of obligations under operating leases, a line of credit agreement, a real estate financing agreement, venture investing activities, royalty agreements, and various service agreements. Please refer to Note 7 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

        We believe that if our line of credit is canceled or amounts are not available under the lines, there would not be a material adverse effect on our financial results, liquidity, or capital resources.

        Under the terms of the line of credit and the lease agreements, we may pay cash dividends unless an event of default has occurred or we do not meet certain financial ratios.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Currency Hedging Instruments

        We transact business in various foreign currencies, primarily in certain European countries and Japan. Accordingly, we are subject to exposure from movements in foreign currency exchange rates. This exposure is primarily related to revenue from yen denominated licenses in Japan and euro denominated licenses in certain European countries.

        Our Japanese operating expenses are in yen, and our European operating expenses are in euro, which mitigates a portion of the exposure related to yen and euro denominated licenses. In addition, we hedge firmly committed transactions using forward contracts. We also hedge a percentage of forecasted international revenue with forward and purchased option contracts. All contracts expire at various times through August 2002. Our hedging policy is designed to reduce the impact of foreign currency exchange rate movements, and we expect any gain or loss in the hedging portfolio to be offset by a corresponding gain or loss in the underlying exposure being hedged. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with high quality counterparties with specific minimum rating requirements. In addition, our hedging policy establishes maximum limits for each counterparty.

  Economic Hedging—Hedges of Forecasted Transactions

        We use option and forward foreign exchange contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have a duration between one to twelve months. Such cash flow exposures result from portions of our forecasted revenues denominated in currencies other than the U.S. dollar ("USD"), primarily the Japanese yen and the euro. We enter into these foreign exchange contracts to hedge forecasted product licensing revenue in the normal course of business, and accordingly, they are not speculative in nature.

        We record changes in the fair value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the first quarter ended March 1, 2002, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At March 1, 2002, the outstanding balance sheet hedging derivatives had maturities of 60 days or less.

        We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

        As a general rule, we do not use financial instruments to hedge local currency denominated operating expenses in countries where a natural hedge exists. For example, in many countries revenue from the local currency product licenses substantially offsets the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures, primarily related to operating expenses, on an ongoing basis.

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

  Equity Forward Contracts

        We also have a policy to hedge a certain portion of our equity holdings in publicly traded companies. From time to time, we have entered into forward contracts to sell portions of our equity holdings in future periods. We account for these forward contracts as "Fair Value Hedges," in accordance with SFAS 133 and mark them to market at the end of each period, offsetting changes in the fair market value of the equities being hedged. An increase (decrease) in the market value of the underlying equities will result in a corresponding decrease (increase) in the value of the forward contract. We have no outstanding forward contracts hedging marketable equity securities remaining as of March 1, 2002.

  Fixed Income Investments

        At March 1, 2002, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $475.7 million compared to $404.1 million at November 30, 2001, an increase of 18%. These securities are subject to interest rate fluctuations. Changes in interest rates could adversely affect the market value of our fixed income investments.

        As of March 1, 2002, we did not have any derivative financial instruments outstanding to manage interest rate risk. However, subsequent to our quarter end, we did enter into various interest rate swaps to hedge our interest rate risk. We have established policies and procedures to allow entering into derivative financial instruments to hedge interest rate risk. We also limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum duration of all portfolios is limited to 2.3 years. The guidelines also establish credit quality standards, limits on exposure to any one security issue, limits on exposure to any one issuer, and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines, we do not expect the exposure to interest rate risk and credit risk to be material.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On August 10, 2000, Adobe filed suit in the U.S. District Court of Delaware against Macromedia, Inc. ("Macromedia") for infringement of U.S. Patent No. 5,546,528 relating to Adobe's tabbed palette patent. On September 18, 2000, Adobe amended its complaint to include an additional claim of infringement of U.S. Patent No. 6,084,597 relating to a method of rasterizing and rendering complex layered compositions in a movie, although Adobe is no longer pursuing this claim. The complaint seeks a declaratory and injunctive relief as well as actual and treble damages. Macromedia denies it infringes Adobe's patents in its answer to Adobe's amended complaint.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Index to Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.2.11	Amended and Restated Bylaws as currently in effect	10-Q	7/16/01	3.2.11
3.4	Agreement and Plan of Merger effective 5/30/97 (by virtue of a reincorporation), by and between Adobe Systems Incorporated, a California corporation and Adobe Systems (Delaware) Incorporated, a Delaware corporation	10-Q	05/30/97	2.1
3.6	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
4.2	Fourth Amended and Restated Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
10.1.6	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.21.3	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.23	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.24	1994 Stock Option Plan*	10-Q	5/27/94	10.1.7
10.25	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.26	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.27	Amended 1997 Employee Stock Purchase Plan*	S-8	6/21/99	10.51
10.28	1996 Outside Directors Stock Option Plan*	10-Q	05/31/96	10.36
10.29	1996 Outside Directors' Stock Option Plan, as amended*	S-8	6/16/00	4.7
10.30	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.31	1996 Outside Directors Stock Option Plan, as amended*	10-Q	7/16/01	10.75
10.32	1999 Nonstatutory Stock Option Plan*	S-8	9/15/99	4.6
10.33	1999 Nonstatutory Stock Option Plan, as amended*	S-8	12/22/00	4.6
10.34	1999 Nonstatutory Stock Option Plan, as amended*	S-8	3/15/01	4.7
10.35	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.40	Form of Indemnity Agreement*	10-K	11/30/90	10.17.2
10.41	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.42	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.43	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52
10.44	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.53	Amended, Restated and Consolidated Master Lease of Land and Improvements by and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.54	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54
10.56	Note Secured by Deed of Trust and Promissory Note*	10-K	12/3/99	10.56
10.66	Credit Agreement among Adobe Systems Incorporated, Lenders Named therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.66
10.67	Amendment No. 1 to 1999 Credit Agreement among Adobe Systems Incorporated, Lenders Named Therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.67
10.68	Amendment No. 1 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	7/16/01	10.68
10.69	Amendment No. 2 to Amended, Restated, and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	9/1/00	10.68
10.77	Lease agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.78	Participation agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.79	Confidential Resignation Agreement*	10-K	2/21/02	10.79
10.80	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80

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

Date: April 11, 2002

SUMMARY OF TRADEMARKS

        The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

  Adobe
  Acrobat
  Adobe Premiere
  Adobe PhotoDeluxe
  After Effects
  Adobe Studio
  ePaper
  FrameMaker
  GoLive
  Illustrator
  InDesign
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
SIGNATURE
SUMMARY OF TRADEMARKS