Form 10-Q
period 2002-05-31
ADOBE SYSTEMS INC
filed 2002-07-15
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding June 28, 2002

Common stock, $0.0001 par value	240,019,082

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2002	June 1, 2001	May 31, 2002	June 1, 2001
Revenue	$317,359	$344,093	$585,255	$673,062
Direct costs	25,133	22,359	46,130	42,375

Gross profit	292,226	321,734	539,125	630,687

Operating expenses:
Research and development	62,858	59,597	122,155	115,284
Sales and marketing	103,898	109,582	193,216	213,442
General and administrative	29,066	31,075	54,665	61,445
Restructuring and other charges	1,605	—	1,605	—
Acquired in-process research and development	410	—	5,769	—
Amortization of goodwill and purchased intangibles	3,541	3,581	7,082	7,163

Total operating expenses	201,378	203,835	384,492	397,334

Operating income	90,848	117,899	154,633	233,353

Nonoperating loss, net:
Investment loss	(13,728)	(31,031)	(9,195)	(48,069)
Interest and other income	2,735	4,632	7,664	10,329

Total nonoperating loss, net	(10,993)	(26,399)	(1,531)	(37,740)

Income before income taxes	79,855	91,500	153,102	195,613
Provision for income taxes	25,554	30,195	48,993	64,552

Net income	$54,301	$61,305	$104,109	$131,061

Basic net income per share	$.23	$.26	$.44	$.55

Shares used in computing basic net income per share	238,202	238,163	237,369	239,212

Diluted net income per share	$.22	$.25	$.42	$.52

Shares used in computing diluted net income per share	247,687	250,127	246,358	252,115

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	May 31, 2002	November 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$231,252	$218,662
Short-term investments	468,660	362,951
Trade receivables, net of allowances for doubtful accounts of $11,258 and $10,099, respectively	133,875	124,106
Other receivables	28,861	18,299
Deferred income taxes, current	26,743	22,726
Other current assets	18,386	20,620

Total current assets	907,777	767,364
Property and equipment	80,286	80,993
Goodwill and other intangible assets, net	114,061	36,402
Other assets	35,677	34,270
Deferred income taxes	17,336	11,594

	$1,155,137	$930,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$33,712	$30,891
Accrued expenses	153,721	128,831
Income taxes payable	133,425	132,228
Deferred revenue	25,796	21,701

Total current liabilities	346,654	313,651

Stockholders' equity:
Common stock, $0.0001 par value; and additional paid-in-capital	725,357	625,386
Retained earnings	1,464,342	1,366,205
Accumulated other comprehensive (loss) income	(6,576)	3,918
Treasury stock, at cost (56,453 and 59,745 shares in 2002 and 2001, respectively), net of reissuances	(1,374,640)	(1,378,537)

Total stockholders' equity	808,483	616,972

	$1,155,137	$930,623

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	May 31, 2002	June 1, 2001
Cash flows from operating activities:
Net income	$104,109	$131,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,525	28,668
Stock compensation expense	4,574	2,856
Deferred income taxes	(6,933)	(8,447)
Provision for losses on receivables	999	1,381
Tax benefit from employee stock plans	18,589	19,025
Acquired in process research and development	410	—
Loss on equity and cost method investments	7,408	20,038
Gains on sale of equity securities	(7,124)	(11,898)
Loss on other-than-temporary declines of equity securities	8,911	39,671
Changes in operating assets and liabilities:
Receivables	(9,424)	(7,805)
Other current assets	(129)	(8,212)
Trade and other payables	(6,330)	(8,954)
Accrued expenses	(2,408)	(29,475)
Income taxes payable	2,921	39,563
Deferred revenue	1,735	(108)

Net cash provided by operating activities	146,833	207,364

Cash flows from investing activities:
Purchases of short-term investments	(850,683)	(211,931)
Maturities and sales of short-term investments	726,599	235,732
Acquisitions of property and equipment	(12,990)	(24,921)
Purchases of long-term investments	(10,001)	(12,579)
Cash received net of cash paid for acquisition	7,345	—
Additions to other assets	(12,357)	(7,540)
Proceeds from sale of equity securities	11,013	17,642

Net cash used for investing activities	(141,074)	(3,597)

Cash flows from financing activities:
Purchase of treasury stock	(47,223)	(270,258)
Proceeds from exercise of stock options and sale of stock	59,517	46,508
Payment of dividends	(5,933)	(6,036)

Net cash provided by (used for) financing activities	6,361	(229,786)

Effect of foreign currency exchange rates on cash and cash equivalents	470	(1,113)

Net increase (decrease) in cash and cash equivalents	12,590	(27,132)
Cash and cash equivalents at beginning of period	218,662	236,866

Cash and cash equivalents at end of period	$231,252	$209,734

Supplemental disclosures:
Cash paid during the period for income taxes	$25,211	$7,928

Noncash investing and financing activities:
Cash dividends declared but not paid	$2,992	$2,980

Unrealized gains (losses) on available-for-sale securities, net of taxes	$(4,625)	$3,187

Common stock issued for acquisition	$68,412	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

  Operations

        Founded in 1982, Adobe Systems Incorporated ("Adobe" or the "Company"), the leader in network publishing, offers a comprehensive line of software for enterprise and creative professional customers. Our products enable customers to create, manage and deliver visually rich, compelling and reliable content. We license our technology to major hardware manufacturers, software developers, and service providers, and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, and original equipment manufacturers ("OEMs"); direct to end users; and through our own website at www.adobe.com. We have operations in the Americas; Europe, Middle East, and Africa ("EMEA"); and Asia.

  Basis of Presentation

        Adobe has prepared the accompanying interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended November 30, 2001. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets and condensed consolidated statements of income and cash flows for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. You should read the interim condensed consolidated financial statements in conjunction with the financial statements in our Annual Report on Form 10-K for the year ended November 30, 2001.

        The results of operations for the interim period ended May 31, 2002, are not necessarily indicative of the results to be expected for the full year.

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

        Of the $13.7 million investment loss that we recorded during the second quarter of fiscal 2002, $8.8 million related to other-than-temporary declines of our short-term investments.

  Goodwill and Other Intangible Assets

        Goodwill, purchased technology, and certain other intangible assets are stated at cost less accumulated amortization. In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill and purchased intangibles with indefinite useful lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. For goodwill and purchased intangibles acquired prior to and on June 30, 2001 and for purchased intangibles with definite useful lives acquired subsequent to June 30, 2001, we record amortization utilizing the straight-line method, which approximates the pattern of consumption, over the estimated useful lives of the respective assets, generally up to thirteen years. Capitalization of computer software development costs, when material, begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material.

  Other Assets

        Other assets include long-term investments and security deposits.

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

        The investments in Adobe Ventures are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment income (loss). The stock of a number of technology investments held by the limited partnerships at May 31, 2002 is not publicly traded, and, therefore, there is no established market for their securities. As such, the fair value of these investments are determined by Granite Ventures using the most recent round of financing involving new non-strategic investors or estimates made by Granite Ventures. We have a policy in place to review the fair value of these investments held by Adobe Ventures on a regular basis to evaluate the carrying value of the investments in these companies. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. publicly-traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve in addition to our equity method of accounting.

        We recognize realized gains and losses upon sale or maturity of investments using the specific identification method.

  Impairment of Long-lived Assets

        We currently evaluate our long-lived assets, including goodwill and certain identifiable intangibles, in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. We consider factors such as significant changes in the business climate and projected discounted cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142. SFAS 142 requires goodwill to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previously required by APB Opinion No.17, "Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS 142 is effective for those transactions. Accordingly, goodwill resulting from our recent acquisition of Accelio Corporation ("Accelio") in April 2002 is not amortized. We will fully adopt SFAS 142 beginning in our fiscal year 2003. We are currently evaluating the impact of SFAS 142 on our financial statements and related disclosures.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB No. 30"), "Reporting the Results of Operations for a Disposal of a Segment of a Business." We will adopt SFAS 144 beginning in our fiscal year 2003. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

  Revenue Recognition

        We recognize application products revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Application product revenue from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection, and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel, and other related factors.

        We provide free technical phone support for our shrink-wrapped application products to customers who are under warranty for support. We record the estimated cost of free technical phone support upon shipment of software.

        We also license software in multiple element arrangements in which a customer purchases a combination of software, post-contract customer support ("PCS"), and/or professional services. PCS, or maintenance, includes rights to upgrades, when and if available, telephone support, updates, and bug fixes. Professional services relate to consulting services and training. When vendor specific objective evidence ("VSOE") of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. We determine VSOE of fair value of PCS based on renewal rates for the same term PCS. In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming delivery has occurred and collectibility is probable. Revenue allocated to PCS is recognized ratably over the contractual term (typically two years).

        The arrangement fees related to fixed-priced consulting contracts are recognized using the percentage of completion method. Percentage of completion is measured at each reporting date based on hours incurred to date compared to total estimated hours to complete. Anticipated losses on fixed-priced contracts are recognized in the period when they become known.

        We record OEM licensing revenue, primarily royalties, when OEM partners ship products incorporating Adobe software, provided collection of such revenue is deemed probable. We have no remaining obligations in relation to such licensing revenue.

        We also recognize revenue under a subscription-based model for our Adobe Design Team website, which we launched in the fourth quarter of fiscal 2001. Revenue is recognized on a monthly basis for access provided that month.

        Deferred revenue includes customer advances under OEM licensing agreements and maintenance revenue for application products. In cases where we will provide a specified free upgrade to an existing product, we defer revenue until the future obligation is fulfilled.

        We perform ongoing credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for estimated credit losses.

  Recent Accounting Pronouncements

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." This Statement requires all business combinations to be accounted for using the purchase method of accounting and redefines goodwill and other intangibles that should be recognized separate from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001. We have adopted the provisions of SFAS 141 and the adoption did not have a significant impact on our consolidated financial statements.

        In July 2001, the FASB issued SFAS 142. This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS 142 is effective for those transactions. In accordance with SFAS 142, goodwill resulting from our recent acquisition of Accelio in April 2002 is not amortized. We will fully adopt SFAS 142 beginning in our fiscal year 2003. We are currently evaluating the impact of SFAS 142 on our financial statements and related disclosures.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We will adopt SFAS 143 beginning in our fiscal year 2003. We do not expect the adoption of SFAS 143 to have a material impact on our financial position or results of operations.

        In August 2001, the FASB issued SFAS 144. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, and the accounting and reporting provisions of APB No. 30. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS 144 beginning in our fiscal year 2003. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS 145 is effective for fiscal years beginning after May 15, 2002. We will adopt SFAS 145 beginning in our fiscal year 2003. We do not expect the adoption of SFAS 145 to have a material impact on our financial position or results of operations.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, "Accounting for Certain Sales Incentives," EITF No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future," and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 01-09 is effective for annual or interim periods beginning after December 15, 2001. We adopted this new release in our second fiscal quarter ended May 31, 2002. The adoption of EITF 01-09 did not have a material impact on our financial position or results of operations.

NOTE 2. ACQUISITIONS

        On April 12, 2002, we acquired 100% of the outstanding common stock of Accelio Corporation ("Accelio"). The results of Accelio's operations have been included in our consolidated financial statements since that date. Accelio was a provider of Web-enabled solutions that help customers manage business processes driven by electronic forms. The acquisition of Accelio enhances Adobe's ability to quickly broaden our ePaper solution business by combining Accelio's electronic forms solutions with Adobe Acrobat and Adobe Portable Document Format (PDF) technologies. Through these combinations, Adobe can now extend Acrobat solutions to enterprise users in Global 2000 businesses, governments and educational institutions to deliver greater value to our customers. The aggregate purchase price was $70.2 million, which included the issuance of 1.8 million shares of common stock of Adobe, valued at $68.4 million, and cash of $1.8 million. The value of the 1.8 million common shares issued was determined based on the average market price of Adobe's common shares over the 2-day period before the measurement date, which was $37.71. The measurement date was the acquisition date due to the variability of the number of shares issued in the acquisition.

        The following table summarizes the purchase price allocation:

Cash and cash equivalents	$9,117
Accounts receivable, net	11,906
Other current assets	4,735
Purchased technology	2,710
Goodwill	74,957
In-process research and development	410
Trademarks and other intangible assets	1,029

Total assets acquired	104,864
Current liabilities	(17,818)
Liabilities recognized in connection with the business combination	(14,502)
Deferred revenue	(2,360)

Total liabilities assumed	(34,680)
Net assets acquired	$70,184

        The total purchase price allocated to goodwill of $75.0 million was assigned to our ePaper Solutions segment. In accordance with SFAS 142, the goodwill will not be amortized but will be reviewed for impairment on an annual basis.

        The purchased technology of $2.7 million was assigned a useful life of three years and will be amortized to cost of goods sold. The $1.0 million of acquired trademarks and intangible assets will be amortized over their useful lives ranging from six-months to three years.

        In the second quarter of fiscal 2002, we recognized liabilities in connection with the acquisition of Accelio. The liabilities recognized included severance and related charges associated with a worldwide reduction in force of Accelio employees, in addition to transaction costs, costs related to closing redundant facilities, terminating contracts, and other exit costs associated with the acquisition. As of May 31, 2002, the majority of these terminations were completed. Total liabilities recognized in connection with the acquisition were $14.5 million, of which $11.8 million remains accrued at May 31, 2002. The remaining payments will be paid through May 2003.

        The following table depicts the activity for the liabilities recognized in connection with the acquisition of Accelio through May 31, 2002:

	Initial liability recognized at April 12, 2002	Cash Payments	Balance at May 31, 2002
Severance and related charges	$6,034	$(1,691)	$4,343
Transaction costs	3,095	(619)	2,476
Cost of closing redundant facilities	2,845	—	2,845
Contract termination costs	1,412	(182)	1,230
Other exit costs	1,116	(137)	979

	$14,502	$(2,629)	$11,873

        The following pro forma results of operations reflect the combined results of Adobe and Accelio for the three and six months ended May 31, 2002 and June 1, 2001, as if the business combination occurred as of the beginning of Adobe's fiscal year. The information used for this proforma disclosure was obtained from reports filed by Accelio with the Securities and Exchange Commission, for the periods ended January 31, 2002, April 30, 2001, and January 31, 2001 and internal financial reports prepared by Accelio from January 31, 2002 through the date of acquisition, April 12, 2002. Accelio's fiscal quarters do not coincide with Adobe's fiscal quarters. Nonetheless, we combined the results of operations from Accelio's fiscal quarters that are closest to Adobe's fiscal quarters to arrive at the pro forma amounts disclosed below.

	Three Months Ended				Six Months Ended
	May 31, 2002		June 1, 2001		May 31, 2002		June 1, 2001
Revenue		$326,208		$362,077		$610,071		$705,758
Net income		$46,083		$48,313		$91,375		$115,629
Basic net income per share	$	..19	$	..20	$	..38	$	..48

Shares used in computing basic net income per share		239,019		239,977		238,685		241,027

Diluted net income per share	$	..19	$	..19	$	..37	$	..46

Shares used in computing diluted net income per share		248,504		251,942		247,674		253,929

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

        The consolidated financial statements include the operating results of the Fotiva business from the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material.

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets consisted of the following:

	May 31, 2002	November 30, 2001
Goodwill	$128,636	$53,679
Purchased technology and licensing agreements	26,017	16,754
Other intangible assets	9,959	11,036

	164,612	81,469
Less accumulated amortization	50,551	45,067

	$114,061	$36,402

NOTE 4. ACCRUED EXPENSES

        Accrued expenses consisted of the following:

	May 31, 2002	November 30, 2001
Accrued compensation and benefits	$57,509	$44,555
Sales and marketing allowances	7,267	4,956
Accrued restructuring	13,199	9,573
Minority interest	259	544
Other	75,487	69,203

	$153,721	$128,831

NOTE 5. RESTRUCTURING AND OTHER CHARGES

  Fiscal 2002 restructuring program

        In the second quarter of fiscal 2002, we implemented a restructuring program to eliminate 39 redundant sales and marketing positions held by Adobe employees worldwide as a result of the acquisition of Accelio. The restructuring included severance and related charges associated with the reduction in force and the cost of vacating a leased facility. Total restructuring and other charges were $1.6 million, and as of May 31, 2002, the majority of these payments were made. Of the $1.6 million in charges, $0.6 remains accrued at May 31, 2002. The remaining payments will be paid through the fourth quarter of fiscal 2002.

        The following table depicts the activity for the fiscal year 2002 restructuring program through May 31, 2002:

	Accrued Balance at November 30, 2001	Total Charges	Cash Payments	Accrued Balance at May 31, 2002
Severance and related charges	$—	$1,600	$(995)	$605
Facility	—	5	—	5

	$—	$1,605	$(995)	$610

  Fiscal 2001 restructuring program

        In the fourth quarter of fiscal 2001, we implemented a restructuring plan to realign our workforce to our future strategic goals and to align our resources with our fiscal 2002 revenue targets. This restructuring enabled us to increase our investment in digital imaging, digital video, and ePaper-based businesses in fiscal 2002. As part of the restructuring program, we implemented a reduction in force of 247 positions, affecting organizations throughout the company. The reductions came predominantly from sales and marketing and in our North American operations, and as of November 30, 2001, the majority of these terminations were completed. The restructuring charge in the fourth quarter of fiscal 2001 was $12.1 million, all of which related to severance and related charges associated with the reduction in force. Of the $12.1 million in charges, $0.7 million remains accrued at May 31, 2002. The majority of these severance payments were paid in the first quarter of fiscal 2002, and the remaining severance payments will be paid through the fourth quarter of fiscal 2002.

        The following table depicts the activity for the fiscal year 2001 restructuring program through May 31, 2002:

	Accrued Balance at November 30, 2001	Cash Payments	Accrued Balance at May 31, 2002
Severance and related charges	$9,573	$(8,857)	$716

NOTE 6. STOCKHOLDERS' EQUITY

  Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program, which is designed to minimize dilution from employee stock plans, we sold put warrants to independent third parties in the second quarter of fiscal 2002. Each put warrant entitles the holder to sell one share of Adobe's common stock to Adobe at a specified price for cash or stock at Adobe's option. At May 31, 2002, approximately 1.9 million put warrants were outstanding that expire through October 2002, with an average exercise price of $27.06 per share, resulting in a total potential cash outlay of approximately $51.6 million in fiscal 2002 if all put warrants are exercised.

        In addition, we purchased call options from independent third parties that entitle us to buy shares of our common stock on certain dates at specified prices. At May 31, 2002, approximately 1.2 million call options were outstanding that expire on various dates through October 2002 with an average exercise price of $28.34 per share, resulting in a total potential cash outlay of approximately $34.7 million in fiscal 2002 if all call options are exercised.

        Subsequent to May 31, 2002, as part of our stock repurchase program to cover on-going dilution, we sold approximately 6.8 million additional put warrants with an average exercise price of $31.00 per share, which may result in an additional potential cash outlay of $210.0 million during the remainder of fiscal 2002 and in the first quarter of fiscal 2003 if all put warrants are exercised.

        Subsequent to May 31, 2002, we also purchased additional call options from independent third parties that entitle us to buy approximately 4.5 million shares of our common stock at an average exercise price of

$33.47 per share, which may result in an additional cash outlay of $150.6 million during the remainder of fiscal 2002 and in the first quarter of fiscal 2003 if all calls options are exercised.

        Currently, all put warrants have a corresponding call option with an identical expiry date. Consequently, either the call option or put warrant, but not both, may be exercised.

        During the second quarter of fiscal 2002, we repurchased approximately 1.4 million shares at a cost of $36.3 million.

        Our put and call option contracts provide that we, at our option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

  Stock Repurchase Program II—Additional Authorization above Dilution Coverage

        In March 2001, subject to certain business and market conditions, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. As of May 31, 2002, we have not made any purchases under this 5.0 million share repurchase program.

        Subsequent to May 31, 2002, we sold put warrants and purchased call options under the 5.0 million share repurchase program. We sold approximately 3.0 million put warrants at an average exercise price of $25.20 per share, which may result in a total potential cash outlay of $75.2 million during the first quarter of fiscal 2003 if all put warrants are exercised. In addition, we purchased approximately 2.0 million call options at an average exercise price of $27.23 per share, which may result in a total potential cash outlay of $54.8 million during the first quarter of fiscal 2003 if all call options are exercised.

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

        In September 2001, we entered into a real estate development agreement for the construction of an office building in downtown San Jose, California. Under the agreement the lessor and lenders will finance up to $117.0 million over a period of up to twenty-five months, toward the construction and associated costs of the building. As part of the agreement, we entered into a lease with a basic lease term of approximately five years, beginning upon completion of the building. We have an option to purchase the building at any time during the term for an amount equal to the outstanding property cost and accrued rents and expenses. The agreement and lease are subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of May 31, 2002, we were in compliance with all covenants. In case of a default, the lessor may terminate all remaining commitments, demand payment equal to the outstanding property cost, terminate the agreement, or require that we surrender the building. The agreement qualifies for operating lease accounting treatment under SFAS 13, "Accounting for Leases," and, as such, the building and the related obligation are not included on our balance sheet. At the end of the lease term, we can either purchase the building for an amount equal to the outstanding property cost, which will be approximately $117.0 million, request to extend the maturity date of the lease, or remarket the building. If we elect to remarket the building, we are obligated to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the outstanding property cost, up to a maximum recourse amount as set forth in the lease. The lessor is a multi-asset leasing company with independent economic substance.

        In August 1999, Adobe entered into a five-year lease agreement for our corporate headquarter office buildings in San Jose, California. Under the agreement, we have an option to purchase the buildings at any time during the lease term for $142.5 million, which is the purchase price. The lease is subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the landlord quarterly. As of May 31, 2002, we were in compliance with all covenants. In case of a default, the landlord may terminate the lease, demand payment equal to the purchase price, or require that we surrender the buildings. The agreement qualifies for operating lease accounting treatment under SFAS 13 and, as such, the buildings and the related obligation are not included on our balance sheet. At the end of the lease term, we can either purchase the buildings for an amount equal to the purchase price or terminate the lease. If we elect to terminate, we are obligated to use our best efforts to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the purchase price, up to a maximum guaranteed residual amount as set forth in the lease. The lessor is a multi-asset leasing company with independent economic substance.

  Line of Credit

        In August 1999, Adobe entered into an unsecured revolving credit facility of $100.0 million with a group of banks, for general corporate purposes, subject to certain financial covenants. The facility expires in August 2002. Outstanding balances accrue interest at London Interbank Offered Rate ("LIBOR") plus a margin that is based on our financial ratios. There were no outstanding balances on the credit facility as of May 31, 2002. In addition, as of May 31, 2002, we were in compliance with all financial covenants.

  Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

  Adobe Ventures

        We have commitments to the Adobe Venture limited partnerships. The following table shows the capital commitments and the capital contributed as of May 31, 2002:

	Capital Commitment	Capital Contributed
	(in actual dollars)
Adobe Ventures L.P.	$40,000,000	$40,475,757
Adobe Ventures II, L.P.	$40,000,000	$37,244,363
Adobe Ventures III, L.P.	$60,000,000	$56,907,722
Adobe Ventures IV, L.P.	$100,000,000	$27,250,701

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

  Legal Actions

        On August 10, 2000, Adobe filed suit in the U.S. District Court of Delaware against Macromedia, Inc. ("Macromedia") for infringement of U.S. Patent No. 5,546,528 relating to Adobe's tabbed palette patent. The complaint sought declaratory and injunctive relief as well as actual and treble damages. Macromedia denied Adobe's claims. This matter was tried to a jury who, on May 3, 2002, reached a verdict finding that Macromedia had willfully infringed Adobe's patent, that the patent was valid, and that Adobe is entitled to monetary damages of approximately $2.8 million for such infringement. Adobe's damages may be enhanced because of the jury's finding of willful infringement. Macromedia has challenged the jury's findings. The Court is expected to determine post trial motions, including the dollar amount of Adobe's damages and the scope of any injunction, sometime in the summer of 2002. An additional trial, on the issue of whether Macromedia's "MX" user interface infringes Adobe's tabbed palette patent, will likely be set for trial in the fall of 2002.

        On September 27, 2000, Macromedia filed counterclaims in the U.S. District Court of Delaware for infringement of U.S. Patent No. 5,467,443, relating to changing of blended elements ("the blending patent"), and U.S. Patent Nos. 5,151,998 and 5,204,969, which are virtually identical in scope and which relate to visual editing of sound waveforms ("the sound patents"). The counterclaim seeks a declaratory and injunctive relief as well as actual and treble damages. This matter was tried to a jury who, on May 10, 2002, reached a verdict finding that Adobe had willfully infringed the blending patent, that the blending patent was valid, and that Macromedia is entitled to monetary damages of approximately $3.7 million for such infringement. Macromedia's damages may be enhanced because of the jury's finding of willful infringement. The jury also found that Adobe had willfully infringed the sound patents and that Macromedia is entitled to monetary damages of approximately $1.3 million for such infringement. Macromedia's damages may be enhanced because of the jury's finding of willful infringement. The jury also found, however, that one of the two sound patents was invalid. Adobe has challenged the jury's findings with regard to all three patents. The court is expected to determine post trial motions, including the total dollar amount of Macromedia's damages and the scope of any injunction, sometime in the summer or fall of 2002.

        On October 19, 2001, Macromedia filed suit in the U.S. District Court for the Northern District of California against Adobe for infringement of U.S. Patent Nos. 5,845,299, relating to draw-based editors for web pages, and 5,911,145, relating to hierarchical structure editors for websites. The complaint seeks declaratory and injunctive relief as well as actual and treble damages. Adobe denied Macromedia's claims in its answer and asserted affirmative defenses. The case is in the discovery phase.

        Management believes that the ultimate resolution of these legal matters will not have a material impact on our financial position or results of operations.

  Other Contingencies

        We have received claims from a third party licensor of fonts, including notices to terminate existing licenses on 60 days' notice. We strongly believe that the claims and the notices are not valid and that we can successfully defend any actions arising out of them. Although we believe it to be unlikely, success by the licensor in litigation could materially adversely affect our revenue during any period required to remove these licensed fonts. The parties are in discussions to resolve this matter.

NOTE 8. FINANCIAL INSTRUMENTS

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

        We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the three and six months ended May 31, 2002, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

        The following table depicts the activity for the three and six months ended May 31, 2002.

Gain (Loss) on Foreign Currency Hedges of Forecasted Transactions:

	Balance Sheet	Income Statement
	As of May 31, 2002	Three Months Ended May 31, 2002		Six Months Ended May 31, 2002
	Other Comprehensive Income	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Realized—Closed Transactions:
Realized net gain reclassified from other comprehensive income to revenue	$—	$2,599	$—	$7,309	$—
Realized net loss from the cost of purchased options and gains or losses from any ineffective portion of hedges	—	—	(1,136)	—	(2,565)
Recognized but Unrealized—Open Transactions:
Unrealized net loss remaining in other comprehensive income	(2,514)	—	—	—	—
Unrealized net loss from time value degradation and any ineffective portion of hedges	—	—	(774)	—	(130)

	$(2,514)	$2,599	$(1,910)	$7,309	$(2,695)

        As of May 31, 2002, $2.5 million in other comprehensive income represents the total intrinsic value loss of our economic hedges on forecasted revenue.

        During the second fiscal quarter ended May 31, 2002, $2.6 million was recognized in revenue relating to hedged transactions which occurred; total loss recognized in other income was $1.9 million, which consisted of a $1.1 million realized net loss related to the cost of purchased options and the gain or loss realized due to any ineffective portion of hedges relating to forecasted transactions. In addition, we recognized a $0.8 million unrealized net loss for the ineffective portion relating to hedges for forecasted transactions, the majority of which was the time value degradation of outstanding purchased options.

        During the first six months of fiscal 2002, $7.3 million was recognized in revenue relating to hedged transactions which occurred; total loss recognized in other income was $2.7 million, which consisted of a $2.6 million realized net loss relating to the cost of purchased options and the gain or loss realized due to any ineffective portion of hedges relating to forecasted transactions. In addition, we recognized a $0.1 million unrealized net loss that was recognized for the ineffective portion relating to hedges for forecasted transactions, the majority of which was related to the time value degradation of outstanding purchased options.

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged. At May 31, 2002, the outstanding balance sheet hedging derivatives had maturities of 60 days or less.

Gain (Loss) Recognized in Other Income Relating to Foreign Currency Balance Sheet Hedging:

	Three Months Ended		Six Months Ended
	May 31, 2002	June 1, 2001	May 31, 2002	June 1, 2001
Gain (loss) on foreign currency assets and liabilities:
Realized net gain (loss) recognized in other income	$3,379	$(1,240)	$505	$(3,045)
Unrealized net gain (loss) recognized in other income	1,731	(1,015)	2,597	(1,518)

	5,110	(2,255)	3,102	(4,563)
Gain (loss) on hedges of foreign currency assets and liabilities:
Realized net gain (loss) recognized in other income	(3,602)	2,416	(1,584)	4,613
Unrealized net loss recognized in other income	(1,243)	(580)	(671)	(447)

	(4,845)	1,836	(2,255)	4,166

Net gain (loss) recognized in other income	$265	$(419)	$847	$(397)

  Equity Hedging Instruments

        We also hedge market value fluctuations of certain equity holdings in publicly-traded companies with forward contracts. These are accounted for as "Fair Value Hedges" in accordance with SFAS 133. The difference between the cost and market value of the equity investments prior to entering into fair value hedges remains in other comprehensive income until the hedge contract is settled, at which time it is reclassified to investment gain (loss). Subsequent gains and losses on the forward contract and the equity securities being hedged are recorded in investment gain (loss) on the consolidated statement of income. As of May 31, 2002, we had no outstanding forward contracts hedging equity investments.

  Interest Rate Hedging—Hedging of Interest Rate Sensitive Obligations

        In the second quarter of fiscal 2002, the Company entered into interest rate swap agreements to manage its exposure to operating lease obligations that are tied to short-term interest rates (LIBOR). The swaps allow us to exchange variable interest rate payments for fixed interest rate payments, thereby securing a fixed payment amount for a portion of the total obligation of $142.5 million. As of May 31, 2002, we had entered into interest rate swaps to hedge $100.0 million of our outstanding lease obligations. In some cases, we hedged a portion of our obligation with two separate swap agreements, a current swap together with a forward swap. These two swaps cover two sequential time periods. As of May 31, 2002, the total notional amount of interest rate swaps was $175.0 million, which includes $75.0 million of forward dated swaps. The swaps mature at various dates through the third quarter of 2004, consistent with the expiration of the underlying facility lease. Under the swap agreements, the Company will receive a variable rate based on one month LIBOR and pay fixed rates ranging from 2.80% to 5.14%.

        These swaps are designated as cash flow hedges under SFAS 133 because they hedge against changes in the amount of future cash flows. As of May 31, 2002, the Company has recorded in accumulated other comprehensive income a $1.3 million unrealized loss as a result of the decrease in fair market value of these interest rate hedges. There was no realized gain or loss due to ineffectiveness of the hedges.

NOTE 9. COMPREHENSIVE INCOME

        The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended		Six Months Ended
	May 31, 2002	June 1, 2001	May 31, 2002	June 1, 2001
Net income	$54,301	$61,305	$104,109	$131,061

Other comprehensive income (loss):
Net unrealized loss on investments	(11,584)	(6,780)	(13,377)	(22,922)
Reclassification adjustment	12,629	22,567	5,860	28,031
Tax provision on above items	(400)	(6,070)	2,892	(1,922)
Foreign currency translation adjustments	1,130	(1,136)	560	(1,113)
Net gain (loss) from derivative instruments, net of taxes	(7,166)	1,964	(6,429)	5,165

Other comprehensive income (loss)	(5,391)	10,545	(10,494)	7,239

Total comprehensive income, net of taxes	$48,910	$71,850	$93,615	$138,300

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

	Three Months Ended				Six Months Ended
	May 31, 2002		June 1, 2001		May 31, 2002		June 1, 2001
	(in thousands, except per share data)
Net income		$54,301		$61,305		$104,109		$131,061

Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)		238,202		238,163		237,369		239,212

Dilutive common equivalent shares:
Unvested restricted stock		145		764		145		764
Stock options		9,340		10,640		8,844		11,904
Put warrants		—		560		—		235

Shares used to compute diluted net income per share		247,687		250,127		246,358		252,115

Basic net income per share	$	..23	$	..26	$	..44	$	..55

Diluted net income per share	$	..22	$	..25	$	..42	$	..52

NOTE 11. INDUSTRY SEGMENTS

        Beginning in the first quarter of fiscal year 2002, we realigned our business segments to reflect the way we manage our business. A newly named Graphics segment replaced the former Web Publishing segment and now includes our Adobe Illustrator product. The Adobe GoLive and Web Collection products are now being reported in the Cross-media Publishing segment. Our prior period segment disclosures have been restated for consistent presentation with the current period disclosures. For more information on our new segments, please refer to our Annual Report on Form 10-K.

        We have four reportable segments that offer different product lines: Graphics, Cross-media Publishing, ePaper Solutions, and OEM PostScript and Other. The Graphics segment provides users with software for creating, editing and enhancing digital images and photographs, digital video, animations, graphics, and illustrations. The Cross-media Publishing segment provides software for professional page layout, professional Web page layout, technical document publishing, and business publishing. The ePaper Solutions segment provides electronic document distribution software that allows users to create, enhance, annotate, and securely send Adobe PDF files that can be shared, viewed, navigated, and printed exactly as intended by anyone on a broad range of hardware and software platforms. In addition, the recently acquired Accelio business focusing on electronic forms is included in our ePaper segment. The OEM PostScript and Other segment includes printing technology to create and print simple or visually rich documents with precision.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. We do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed.

        The following results are broken out by operating segments for the three and six months ended May 31, 2002 and June 1, 2001:

	Graphics	Cross-media Publishing	ePaper Solutions	OEM PostScript and Other	Total
Three months ended May 31, 2002
Revenue	$153,617	$67,092	$75,591	$21,059	$317,359
Direct costs	10,059	7,935	5,737	1,402	25,133

Gross profit	$143,558	$59,157	$69,854	$19,657	$292,226

	93%	88%	92%	93%	92%
Three months ended June 1, 2001
Revenue	$148,110	$77,345	$89,977	$28,661	$344,093
Direct costs	9,309	6,965	4,868	1,217	22,359

Gross profit	$138,801	$70,380	$85,109	$27,444	$321,734

	94%	91%	95%	96%	94%
Six months ended May 31, 2002
Revenue	$261,570	$130,528	$149,582	$43,575	$585,255
Direct costs	17,363	15,305	10,332	3,130	46,130

Gross profit	$244,207	$115,223	$139,250	$40,445	$539,125

	93%	88%	93%	93%	92%
Six months ended June 1, 2001
Revenue	$305,048	$160,625	$151,705	$55,684	$673,062
Direct costs	18,029	14,599	6,969	2,778	42,375

Gross profit	$287,019	$146,026	$144,736	$52,906	$630,687

	94%	91%	95%	95%	94%

        A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and six months ended May 31, 2002 and June 1, 2001 is as follows:

	Three Months Ended		Six Months Ended
	May 31, 2002	June 1, 2001	May 31, 2002	June 1, 2001
Total gross profit from operating segment above	$292,226	$321,734	$539,125	$630,687
Total operating expenses (a)	201,378	203,835	384,492	397,334

Total operating income	90,848	117,899	154,633	233,353
Other income (loss)	(10,993)	(26,399)	(1,531)	(37,740)

Income before taxes	$79,855	$91,500	$153,102	$195,613

  (a)
  Total operating expenses include research and development, sales and marketing, general and administrative, restructuring and other charges, acquired in-process research and development, and amortization of goodwill and purchased intangibles.

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

RESULTS OF OPERATIONS

Overview

        Founded in 1982, Adobe Systems Incorporated ("Adobe" or the "Company"), the leader in network publishing, offers a comprehensive line of software for enterprise and creative professional customers. Our products enable customers to create, manage and deliver visually rich, compelling and reliable content. We license our technology to major hardware manufacturers, software developers, and service providers, and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, and original equipment manufacturers ("OEMs"); direct to end users; and through our own website at www.adobe.com. We have operations in the Americas; Europe, Middle East, and Africa ("EMEA"); and Asia.

        The following table sets forth for the three and six month periods ended May 31, 2002 and June 1, 2001, the Company's condensed consolidated statements of income expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	May 31, 2002	June 1, 2001	May 31, 2002	June 1, 2001
Revenue	100.0%	100.0%	100.0%	100.0%
Direct Costs	7.9	6.5	7.9	6.3

Gross margin	92.1	93.5	92.1	93.7

Operating expenses:
Research and development	19.8	17.3	20.9	17.1
Sales and marketing	32.8	31.9	33.0	31.7
General and administrative	9.2	9.0	9.3	9.1
Restructuring and other charges	0.5	—	0.3	—
Acquired in-process research and development	0.1	—	1.0	—
Amortization of goodwill and purchased intangibles	1.1	1.0	1.2	1.1

Total operating expenses	63.5	59.2	65.7	59.0

Operating income	28.6	34.3	26.4	34.7

Nonoperating loss, net:
Investment loss	(4.3)	(9.0)	(1.6)	(7.1)
Interest and other income	0.9	1.3	1.4	1.5

Total nonoperating loss, net	(3.4)	(7.7)	(0.2)	(5.6)

Income before income taxes	25.2	26.6	26.2	29.1
Provision for income taxes	8.1	8.8	8.4	9.6

Net income	17.1%	17.8%	17.8%	19.5%

	May 31, 2002	June 1, 2001	Change
	(dollars in millions)
Revenue
Three months ended:
Total revenue	$317.4	$344.1	(8)%
Six months ended:
Total revenue	$585.3	$673.1	(13)%

        Revenue is categorized into four major operating segments: Graphics, Cross-media Publishing, ePaper Solutions, and OEM PostScript and Other. The Graphics, Cross-media Publishing, and ePaper Solutions segments include application products revenue that is derived predominantly from shipments of application software programs marketed through distributors and dealers, retail, VAR, and OEM distribution channels, as well as direct to end users. The OEM PostScript and Other segment includes licensing revenue, which is made up of royalties received from OEM customers who ship products containing Adobe's PostScript technology.

        During the second quarter of fiscal 2002, overall revenue decreased $26.7 million, or 8%, compared to the second quarter of fiscal 2001 primarily due to weakness in the global economy and a decline in revenue from our ePaper Solutions, Cross-media Publishing, and OEM PostScript and Other segments.

        Revenue from the ePaper Solutions segment decreased $14.4 million, or 16%, from $90.0 million in the second quarter of fiscal 2001 to $75.6 million in the second quarter of fiscal 2002. This decrease was primarily related to a decline in revenue from our Acrobat 5.0 product, as this version was first released in the second quarter of fiscal 2001. The decline in revenue from this segment was partially offset by an increase in revenue from the addition of new products related to the acquisition of Accelio Corporation ("Accelio") during the second quarter of fiscal 2002.

        Revenue from our Cross-media Publishing segment decreased approximately $10.3 million, or 13% from $77.3 million in the second quarter of fiscal 2001 to $67.1 million in the second quarter of fiscal 2002. This segment declined in revenue primarily due to decreased licensing of our Publishing Collections, Web Collections, and our Adobe Type products due to a weak economy and decreased spending by creative professionals. In addition, we experienced a decline in revenue from our FrameMaker product during the current quarter in anticipation of the new version release of FrameMaker 7.0, which shipped at the end of the second quarter of fiscal 2002. The decrease in revenue from these products in the second quarter of fiscal 2002 compared to the same period last year was partially offset by increases in revenue from our InDesign product, due to the new version release of InDesign 2.0 in the first quarter of fiscal 2002 and from our Design Collection product, due to a new collection release in April 2002.

        Revenue from our OEM PostScript and Other segment decreased $7.6 million, or 26%, from $28.7 million in the second quarter of fiscal 2001 to $21.1 million in the second quarter of fiscal 2002 due to continued weakness in the print business, lower average selling prices generating less royalties from certain OEM customers, and smaller OEM customers transferring to clone PostScript technologies.

        The decrease in revenue in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 in the above operating segments was partially offset by an increase in revenue from our Graphics segment. Revenue from our Graphics segment increased $5.5 million, or 4%, from $148.1 million in the second quarter of fiscal 2001 to $153.6 million in the second quarter of fiscal 2002. The growth was fueled by the release of Photoshop 7.0 in the second quarter of fiscal 2002. The increase in revenue from this segment was partially offset by decreases in revenue of our Adobe Premiere and Adobe PhotoDeluxe products due to product lifecycle timing and from our After Effects and Illustrator products due to weakness in the economy.

        During the first six months of fiscal 2002, overall revenue decreased $87.8 million, or 13%, compared to the first six months of fiscal 2001, primarily due to a decrease in revenue from our Graphics segment of $43.5 million, or 14%, and from our Cross-media Publishing segment of $30.1 million, or 19%. In addition, overall revenue decreased from our OEM PostScript and Other segment, which decreased $12.1 million, or 22%, and our ePaper Solutions segment, which decreased $2.1 million, or 1%.

        The decrease in revenue from our Graphics segment in the first six months of fiscal 2002 compared to the same period last year was primarily due to the decline in Photoshop revenue. The first six months of fiscal 2001 benefited from the new release of Photoshop 6.0 in October 2000, compared to the release of Photoshop 7.0 during the second quarter of fiscal 2002. This segment also experienced lower revenue from decreased licensing of our Illustrator 10.0 product, which we released in the fourth quarter of fiscal 2001, due to weakness in the economy. In addition, revenue in this segment also decreased due to product lifecycle timing from our Adobe Premiere and Adobe PhotoDeluxe products. The decrease in revenue from these products in the first six months of fiscal 2002 compared to the same period last year was partially offset by an increase in revenue from our Photoshop Elements product, as the product was first introduced in the second quarter of fiscal 2001 and from our Digital Video Collection product.

        The decrease in revenue from our Cross-media segment during the first six months of fiscal 2002 compared to the same period last year was primarily due to decreased licensing of our Web Collection product, due to weakness in the professional web layout and web animation markets. This segment also experienced a decrease in revenue from our FrameMaker product during the first six months of fiscal 2002 due to economic weakness and product lifecycle timing. In addition, we had decreased licensing from our Publishing Collection, Design Collection, PageMaker, and Type products also due to the weak economy and decreased spending from creative professionals. The decrease in revenue from this segment was partially offset by an increase in revenue from our InDesign product, due to the new version release in January 2002.

        The decrease in revenue from our OEM PostScript and Other segment during the first six months of fiscal 2002 compared to the same period last year was due to continued weakness in the print business, lower average selling prices generating less royalties from certain OEM customers, and smaller OEM customers transferring to clone PostScript technologies.

        The slight decrease in revenue from our ePaper Solutions segment during the first six months of fiscal 2002 compared to the same period last year was primarily due to the strong initial release of our Acrobat 5.0 product in the second quarter of fiscal 2001. The slight decline in revenue from this segment was partially offset by an increase in revenue from the addition of new products related to the acquisition of Accelio.

        We categorize our geographic information into three major market regions: the Americas; EMEA; and Asia. In the second quarter of fiscal 2002, revenue generated in the Americas, EMEA, and Asia represented 50%, 26%, and 24% of total revenue, respectively, compared to 46%, 23%, and 31% of total revenue, respectively, generated in the second quarter of fiscal 2001. In the first six months of fiscal 2002, revenue generated in the Americas, EMEA, and Asia represented 48%, 27%, and 25% of total revenue, respectively, compared to 46%, 26%, and 28% of total revenue, respectively, generated in the first six months of fiscal 2001.

        Total application platform mix (excluding platform independent and UNIX revenues) for the second quarter of fiscal 2002 was split 69% on Windows and 31% on Macintosh as compared to 71% and 29%, respectively, for the second quarter of fiscal 2001.

        We have received claims from a third party licensor of fonts, including notices to terminate existing licenses on 60 days' notice. We strongly believe that the claims and the notices are not valid and that we can successfully defend any actions arising out of them. Although we believe it to be unlikely, success by the licensor in litigation could materially adversely affect our revenue during any period required to remove these licensed fonts. The parties are in discussions to resolve this matter.

	May 31, 2002	June 1, 2001	Change
	(dollars in millions)
Direct costs
Three months ended:
Direct costs	$25.1	$22.4	12%
Percentage of total revenue	7.9%	6.5%
Six months ended:
Direct costs	$46.1	$42.4	9%
Percentage of total revenue	7.9%	6.3%

        Direct costs increased in the second quarter and first six months of fiscal 2002 compared to the same periods last year, primarily due to the amortization of website development costs related to Adobe Design Team, which was launched in the fourth quarter of fiscal 2001. Direct costs also increased due to the addition of professional services and maintenance and support costs associated with the acquisition of the Accelio business in April 2002. In addition, direct costs were also higher due to an increase in freight costs from increasing the number of turnkey vendors in each of our geographic areas. The increase in direct costs was partially offset by a decrease in material costs as a result of a decline in shrink-wrapped product revenue.

OPERATING EXPENSES

	May 31, 2002	June 1, 2001	Change
	(dollars in millions)
Research and development
Three months ended:
Research and development	$62.9	$59.6	6%
Percentage of total revenue	19.8%	17.3%
Six months ended:
Research and development	$122.2	$115.3	6%
Percentage of total revenue	20.9%	17.1%

        Research and development expenses increased in the second quarter and first six months of fiscal 2002 compared to the same periods last year, primarily due to increased salary expenses related to headcount growth, primarily from the acquisition of Accelio. This increase was partially offset by decreased contractor fees and incentive compensation expenses.

        We will continue to focus on long-term opportunities available in Network Publishing and to make significant investments in the development of our application software products. For the third quarter of fiscal 2002, we are targeting research and development expenses to be 20-21% of revenue.

	May 31, 2002	June 1, 2001	Change
	(dollars in millions)
Sales and marketing
Three months ended:
Sales and marketing	$103.9	$109.6	(5)%
Percentage of total revenue	32.8%	31.9%
Six months ended:
Sales and marketing	$193.2	$213.4	(10)%
Percentage of total revenue	33.0%	31.7%

        Sales and marketing expenses decreased in absolute dollars in the second quarter and first six months of fiscal 2002 compared to the same periods last year, primarily due to decreased incentive compensation expenses, lower technical support costs, and lower travel and entertainment expenses. Sales and marketing also decreased due to lower fulfillment costs as we began supporting licensing fulfillment in-house in the second quarter of fiscal 2002, at a lower overall cost than our previous support through an outside vendor. These decreases were partially offset by an increase in advertising and direct marketing expenses primarily due to the launch of our Photoshop 7.0 product during the second quarter of fiscal 2002.

        For the third quarter of fiscal 2002, we are targeting sales and marketing expenses to be between 33-34% of revenue.

	May 31, 2002	June 1, 2001	Change
	(dollars in millions)
General and administrative
Three months ended:
General and administrative	$29.1	$31.1	(7)%
Percentage of total revenue	9.2%	9.0%
Six months ended:
General and administrative	$54.7	$61.4	(11)%
Percentage of total revenue	9.3%	9.1%

        General and administrative expenses decreased in absolute dollars in the second quarter and first six months of fiscal 2002 compared to the same periods last year, primarily due to lower contractor fees and lower rent expenses that were due to lower interest rates. In addition, general and administrative expenses also decreased due to decreased incentive compensation expenses. These decreases were partially offset by increased salary and benefit expenses related to headcount growth and legal fees due to the patent infringement litigation trial that occurred in May 2002.

        We expect that general and administrative spending will increase in absolute dollars for the remainder of fiscal 2002 to support ongoing administrative infrastructure needs. However, as a percentage of revenue such expenditures continue to be targeted to be approximately 9-10% of revenue for the third quarter of fiscal 2002.

	May 31, 2002	June 1, 2001	Change
	(dollars in millions)
Restructuring and other charges
Three months ended:
Restructuring and other charges	$1.6	—	100%
Percentage of total revenue	0.5%	—
Six months ended:
Restructuring and other charges	$1.6	—	100%
Percentage of total revenue	0.3%	—

        In the second quarter of fiscal 2002, we implemented a restructuring program to eliminate 39 redundant sales and marketing positions held by Adobe employees worldwide as a result of the acquisition of Accelio. The restructuring included severance and related charges associated with the reduction in force and the cost of vacating a leased facility. Total restructuring charges were $1.6 million, and as of May 31, 2002, the majority of these payments were made. Of the $1.6 million in charges, $0.6 remains accrued at May 31, 2002. The remaining payments will be paid through the fourth quarter of fiscal 2002.

        As a result of the restructuring program we expect to realize annualized pretax savings of approximately $4.0 million due to the reduction in force and lower facility expenses related to the office closure. These savings will be reflected in our sales and marketing expense line item in the condensed consolidated statements of income.

	May 31, 2002	June 1, 2001	Change
	(dollars in millions)
Acquired in-process research and development
Three months ended:
Acquired in-process research and development	$0.4	—	100%
Percentage of total revenue	0.1%	—
Six months ended:
Acquired in-process research and development	$5.8	—	100%
Percentage of total revenue	1.0%	—

        On April 12, 2002, we acquired 100% of the outstanding common stock of Accelio. Accelio was a provider of Web-enabled solutions that help customers manage business processes driven by electronic forms. Based on an independent appraiser's valuation we recorded a charge of $0.4 million for in-process research and development which was expensed upon acquisition.

        In December 2001, we acquired Fotiva, Inc. ("Fotiva"). Substantially all of Fotiva's assets were intellectual property. Fotiva was a development stage software company that created solutions to help consumers manage, store, enrich, and share digital photographs and other related personal media. In connection with the acquisition, substantially all of the purchase price of $5.4 million cash was allocated to in-process research and development and expensed at the time of acquisition due to the in-process state of the technology. At the date we acquired Fotiva, it was estimated that 50% of the development effort had been completed and that the remaining 50% of the development effort would take approximately eleven months to complete. The efforts required to complete the development of the technology primarily include finalization of coding, internationalization, and extensive quality assurance testing. Adobe plans to combine Fotiva's image management technology with Adobe's digital imaging, layout, and ePaper technologies to develop new products.

	May 31, 2002	June 1, 2001	Change
	(dollars in millions)
Amortization of goodwill and purchased intangibles
Three months ended:
Amortization of goodwill and purchased intangibles	$3.5	$3.6	(1)%
Percentage of total revenue	1.1%	1.0%
Six months ended:
Amortization of goodwill and purchased intangibles	$7.1	$7.2	(1)%
Percentage of total revenue	1.2%	1.1%

        Amortization of goodwill and purchased intangibles in the second quarter and first six months of fiscal 2002 and fiscal 2001 primarily relates to the acquisitions of Glassbook, Inc. ("Glassbook") and GoLive Systems, Inc., a Delaware corporation, and GoLive Systems GmbH and Co. KG, a German limited partnership (together "GoLive").

        As part of the acquisition of Accelio we allocated $75.0 million to goodwill which, in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," will not be amortized. The goodwill associated with the acquisitions of Accelio, Glassbook, and GoLive will be reviewed for impairment on an annual basis.

        For further information on our acquisitions of Glassbook and GoLive, please refer to our Annual Report on Form 10-K for fiscal year 2001.

NONOPERATING LOSS, NET

	May 31, 2002	June 1, 2001	Change
	(dollars in millions)
Investment loss
Three months ended:
Investment loss	$(13.7)	$(31.0)	56%
Percentage of total revenue	(4.3)%	(9.0)%
Six months ended:
Investment loss	$(9.2)	$(48.1)	81%
Percentage of total revenue	(1.6)%	(7.1)%

        During the second quarter of fiscal 2002, investment losses included other-than-temporary writedowns of $8.8 million related to our short-term investments, primarily those in DigitalThink, Inc., Avantgo, Inc., and Virage, Inc. We also recorded net investment losses totaling $5.2 million related to our Adobe Ventures and cost method investments. These investment losses were partially offset by investment gains totaling $0.3 million from the sale of our marketable equity securities.

        In addition to the investment losses listed above, the first six months of fiscal 2002 included investment gains of $6.8 million from the sale of our marketable equity securities. These investment gains were partially offset by investment losses totaling $2.2 million related to our Adobe Ventures and our cost method investments. We also recorded other-than-temporary writedowns of $0.1 million related to our short-term investments in Virage, Inc. and Salon Media Group, Inc. (formerly Salon.com).

        During the second quarter of fiscal 2001, investment losses included other-than-temporary writedowns of $22.6 million related to investments in Salon Media Group, Inc. (formerly Salon.com), ESPS, Inc., Avantgo, Inc., and Virage, Inc. We also recorded net investment losses totaling $8.4 million related to Adobe Ventures and cost method investments.

        In addition to the investment losses listed above, the first six months of fiscal 2001 includes other-than-temporary writedowns related to our short-term investments in ESPS, Inc, Tumbleweed Communications Corp., Engage Inc., and Salon Media Group, Inc. (formerly Salon.com), of $17.1 million. We also recorded net investment losses totaling $11.5 million related to Adobe Ventures and our cost method investments. These investment losses were partially offset by gains totaling approximately $11.9 million from the sale of a portion of our investments in Tumbleweed, DigitalThink, Inc. and Digimarc Corporation, of which $0.3 million of premiums were recorded in interest and other income.

        We are uncertain of future investment gains and losses, as they are primarily dependent upon the operations of the underlying companies and the overall stock market environment.

	May 31, 2002	June 1, 2001	Change
	(dollars in millions)
Interest and other income
Three months ended:
Interest and other income	$2.7	$4.6	(41)%
Percentage of total revenue	0.9%	1.3%
Six months ended:
Interest and other income	$7.7	$10.3	(26)%
Percentage of total revenue	1.4%	1.5%

        Interest and other income decreased in the second quarter and first six months of fiscal 2002 compared to the same periods last year primarily due to lower interest rates. The decrease in interest and other income for the first six months of fiscal 2002 compared to the same period in the prior year was partially offset by a reduction in losses related to our SFAS 133 foreign currency transactions.

        We have targeted interest and other income to be approximately $2.0 - $3.0 million in the third quarter of fiscal 2002 due to the lower interest rate environment and the volatility relating to foreign currency denominated transactions.

	May 31, 2002	June 1, 2001	Change
	(dollars in millions)
Provision for income taxes
Three months ended:
Provision for income taxes	$25.6	$30.2	(15)%
Percentage of total revenue	8.1%	8.8%
Effective tax rate	32.0%	33.0%
Six months ended:
Provision for income taxes	$49.0	$64.6	(24)%
Percentage of total revenue	8.4%	9.6%
Effective tax rate	32.0%	33.0%

        Our effective tax rate decreased in the second quarter and for the first six months of fiscal 2002 compared to the same periods last year due to the benefits associated with a restructuring of our international operations. We have targeted our effective tax rate for the third quarter of fiscal 2002 to be approximately 32%.

Factors That May Affect Future Results of Operations

        We believe that in the future our results of operations could be affected by various factors, including:

  •
  adverse changes in general economic conditions in any of the countries in which we do business, including the slow-down affecting the U.S., Europe, Japan, and potentially other geographic areas

  •
  continuing adverse economic impact of the recent national tragedy on September 11, 2001

  •
  delays in shipment of our new products and major new versions of existing products

  •
  corporate reductions in marketing expenditures which may result in lower demand for professional content creation and layout products

  •
  corporate reductions in IT spending

  •
  lack of market acceptance of new products and upgrades

  •
  delays or problems associated with the integration of acquisitions

  •
  intellectual property infringement claims (by or against us)

  •
  difficulties in transitions to new markets

  •
  introduction of new products by major competitors

  •
  weakness in demand for application software and printers

  •
  lack of growth in worldwide personal computer and printer sales and downward sales price adjustments

  •
  renegotiation or termination of royalty/licensing arrangements

  •
  litigation

  •
  consolidation in the OEM printer business

  •
  adoption of Mac OS X

  •
  ongoing weakness in our printing business due to product transitions

  •
  industry transitions to new business and information delivery models

  •
  market risks associated with our equity investments (as discussed later under "Quantitative and Qualitative Disclosures about Market Risk")

        On June 13, 2002, we stated that we are targeting our revenue for the third quarter of fiscal 2002 to be in the range of $300.0 to $320.0 million. On that day, we also stated the following operating model targets for the third quarter of fiscal 2002: gross margin of 92%, pro forma operating profit margin of 28-30%, research and development expenses of 20-21% of revenue, sales and marketing expenses of 33-34% of revenue, and general and administrative expenses of 9-10% of revenue. We further stated on June 13, 2002, that we are targeting our share count to be between 249 to 251 million shares in the third quarter of fiscal 2002. These targets collectively result in a pro forma earnings per share target range of $0.24 to $0.27 in the third quarter of fiscal 2002. We also stated on June 13, 2002, that we are targeting other income to be approximately $3.0 million and a tax rate of 32% for the third quarter of fiscal 2002. Due to the lower interest rate environment and the volatility relating to foreign currency denominated transactions, we have revised our target for interest and other income to be approximately $2.0 -$3.0 million in the third quarter of fiscal 2002.

        Also on June 13, 2002, we provided preliminary targets for the fourth quarter of fiscal 2002. We are targeting our revenue for the fourth quarter of fiscal 2002 to be in the range of $315.0 to $345.0 million and our pro forma earnings per share target to be in the range of $0.26 to $0.29.

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

        These and many other factors described in this report affect our financial performance and may cause our future results, including results for the current quarter, to vary materially from these targets. In particular, the slow-down in some geographic areas, primarily in the U.S., Europe, and Japan, has affected all of our product segments and may adversely affect our ability to achieve our targets. We attribute this slow-down, which is affecting all of our product segments, to weakening economic conditions. These adverse economic conditions in the U.S., Europe, Japan, and potentially other geographic markets may continue in the short term, and they may continue to adversely affect our revenue and earnings. Although there are also adverse conditions in other countries, the countries affected represent a much smaller portion of our revenue and thus have less impact on our operational results. Furthermore, if the economic slow-down worsens or spreads to other geographic areas where we do business, it would likely cause our future results, including results for the current quarter, to vary materially from our targets.

        In connection with the Accelio acquisition, we may not be successful in integrating Accelio or developing, marketing or licensing products based on Accelio's technology or expertise. We also may not be successful in integrating its distribution channels with ours. Additionally, we may face unanticipated expenses relating to the integration of Accelio personnel and its products, distribution channels, and administrative functions.

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

        We hold equity investments that have recently experienced significant declines in market value. We also have investments, and may continue to make future investments, in several privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development is typically in the early stages and may never materialize. Our investment activities can impact our net income. We recorded pre-tax losses from marketable securities and other investments in privately held companies of $13.7 million in the second quarter of fiscal 2002, and $17.0, $31.0, $39.4, and $5.9 million in the first, second, third, and fourth quarters of fiscal 2001, respectively. These amounts reflect realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable equity securities, and equity method gains and losses of Adobe Ventures. In the first six months of fiscal 2002, decreases in the market prices of these securities resulted in a decrease in our pre-tax income. Future price fluctuations in these securities and any significant long-term declines in value could reduce our net income in future periods. We are uncertain of future investment gains and losses, as they are primarily dependent upon the operations of the underlying investee companies.

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

        In addition, we continue to expand into third-party distribution channels, including VARs and systems integrators, in our effort to further broaden our customer base. As a result, the financial health of these third parties and our continuing relationships with them are becoming more important to our success. Some of these companies are thinly capitalized and may be unable to withstand changes in business conditions. Our business could be seriously harmed if the financial condition of some of these third parties substantially weakens or if our relationships with them deteriorate. Also, as we seek to further broaden our customer base in the enterprise, corporate business and consumer markets, we may not successfully adapt our application software licensing and distribution channels, which could cause our operating results to suffer. As we currently have limited experience in these markets, we believe we will need to recruit, train, and retain personnel with experience in these markets, and our failure to do so may harm our ability to penetrate these markets. We could also experience decreases in average selling prices and some transitions in our distribution channels that could seriously harm our business.

        In connection with the enforcement of our own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third-party rights, we have been, are currently, and may in the future be subject to complex, protracted litigation or negotiations as part of our policy to vigorously defend our intellectual property rights, including rights derived from third party licensors. Intellectual property litigation is typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. Adverse decisions in such litigation or disputes could have negative results, including subjecting us to significant liabilities, requiring us to seek licenses from others, preventing us from manufacturing or licensing certain of our products, or causing severe disruptions to our operations or the markets in which we compete, any one of which could seriously harm our business.

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

        We distribute our application products primarily through distributors, resellers, and retailers (collectively referred to as "distributors"). A significant amount of our revenue for application products is from two distributors. In addition, our channel program now focuses our efforts on larger distributors, which has resulted in our dependence on a relatively small number of distributors selling through a large amount of our products. Additionally, one of our goals is to increase our direct distribution of our products to end users through our online store located on our website at www.adobe.com. Any such increase in our direct revenue efforts will place us in increased competition with our channel distributors and with newer types of distribution of our products by online, Internet-based resellers of our products. While we anticipate that the restructuring and streamlining of our product distribution channels and the increase in the scope of our direct sales efforts will eventually improve our business by decreasing discounts or rebate programs provided to distributors, decreasing product returns, and shortening inventory cycles, these changes could instead seriously harm our business.

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

        Revenue from our OEM PostScript and Other segment experienced a 26% decline in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001, primarily as a result of a decline in the print business. We expect this segment to continue to decline in fiscal 2002 relative to fiscal 2001, which may harm our business if the magnitude of the decline significantly exceeds our expectations. The continuing weakness in the economy is contributing to the decrease in revenue for the monochrome laser printers market, in addition to the decline in average selling prices of monochrome laser printers and the increasing use of inkjet printers. If a current major customer decided to incorporate a clone version instead of Adobe PostScript technology, it could seriously harm our business. Further, OEM partners on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us.

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

        We derive a significant portion of our revenue and operating income from our customers located in Europe, Japan, Asia Pacific, and Latin America. We generally experience lower revenue from our European operations in the third quarter because many customers reduce their purchasing activities in the summer months. Additionally, we are uncertain whether the recent currency appreciation experienced in Europe and Asia Pacific will continue in the foreseeable future. While most of the revenue of our European subsidiaries had in the past been denominated in U.S. dollars, we now denominate revenue in euros in certain European countries. In addition, the majority of our revenue derived from Japan is denominated in yen, and the majority of all our subsidiaries' operating expenses are denominated in their local currencies. As a result, our operating results are subject to fluctuations in foreign currency exchange rates. To date, the financial impact of such fluctuations has not been significant. Our hedging policy attempts to mitigate some of these risks, based on our best judgment of the appropriate trade-offs among risk, opportunity, and expense. We have established a hedging program to hedge our exposure to foreign currency exchange rate fluctuations, primarily of the Japanese yen and the euro. We regularly review our hedging program and will make adjustments based on our best judgment. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

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

  •
  software revenue recognition

  •
  stock option grants

  •
  accounting for business combinations

  •
  treatment of operating lease agreements

  •
  the valuation of in-process research and development

  •
  goodwill and other intangible assets accounting

        In particular, new FASB guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. It is possible that in the future, we may incur less frequent, but larger, impairment charges related to goodwill we have already recorded, as well as goodwill arising out of potential future acquisitions. See "Recent Accounting Pronouncements" for more information on this new FASB guideline. Changes to these rules or the questioning of current practices may have a significant adverse effect on our reported financial results or in the way in which we conduct our business. See the discussion under "Critical Accounting Policies" below for additional information about our critical accounting policies and some risks associated with these policies.

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

  Revenue Recognition

        We recognize application products revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Application product revenue from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection, and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel, and other related factors. While management believes it can make reliable estimates for these matters, nevertheless unsold products in these distribution channels are exposed to rapid changes in consumer preferences or technological obsolescence due to new operating environments, product updates or competing products. Accordingly, it is possible that these estimates will change in the near future or that the actual amounts could vary materially from our estimates and that the amounts of such changes could seriously harm our business.

        Please refer to Note 1 of our Notes to Condensed Consolidated Financial Statements for further information on our revenue recognition policies.

  Accounting for our Marketable and Non-marketable Fixed Income and Equity Securities

        We classify all of our cash equivalents and short-term investments that are free of trading restrictions, or become free of trading restrictions within one year, as "available-for-sale." We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Realized gains and losses are recognized when realized in our consolidated statements of income. We have experienced volatility in the market prices in our short-term equity investments. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies' cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related writedown as an investment loss on our consolidated statements of income. The ultimate value realized on these equity investments is subject to market volatility until they are sold.

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

        The investments in Adobe Ventures are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment income (loss). The stock of a number of technology investments held by the limited partnerships at May 31, 2002 is not publicly traded, and, therefore, there is no established market for their securities. As such, the fair value of these investments are determined by Granite Ventures using the most recent round of financing involving new non-strategic investors, or estimates made by Granite Ventures. We have a policy in place to review the fair value of these investments held by Adobe Ventures on a regular basis to evaluate the carrying value of the investments in these companies. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. publicly-traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve in addition to our equity method of accounting. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

        We recognize realized gains and losses upon sale or maturity of these investments using the specific identification method. For further information on our long-term investments, please refer to Note 1 of our Notes to Condensed Consolidated Financial Statements.

  Accounting for Leases of Property and Equipment

        We entered into two operating lease agreements in 1999 and 2001 related to our headquarter office buildings in San Jose, CA. The agreements qualify for operating lease accounting treatment under

SFAS 13, "Accounting for Leases," and, as such, the buildings are not included on our balance sheet. These agreements are subject to standard covenants, including liquidity, leverage, and profitability ratios that are reported to the lessors quarterly. We believe we will be able to meet our obligations under the agreements, but if we default on our commitments and are unable to remedy the default quickly enough, the lessors may terminate all remaining commitments, demand payment equal to the lessor and lender's investment, facilitate the sale of the buildings to a third party, or surrender the buildings. If we are required to purchase the buildings and do not elect to refinance, this will decrease our cash available for working capital and require us to add the value of the buildings to our balance sheet. If we facilitate the sale or surrender the buildings, this could require us to find alternate facilities on terms that may not be as favorable as the current arrangement. As of May 31, 2002, we were in compliance with all covenants. For further information on these leases, please refer to Note 7 of our Notes to Condensed Consolidated Financial Statements.

We Disclose Pro Forma Financial Information

        We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. Our pro forma financial information excludes unusual or non-recurring events or transactions, restructuring and other charges, acquired in-process research and development, amortization of goodwill and purchased intangibles, or gains and losses on investments in equity securities. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, as well as in some of our other reports.

        The following table shows the Company's pro forma results reconciled to the GAAP Condensed Consolidated Statements of Income for the three and six months ended May 31, 2002 and June 1, 2001. Our pro forma results for fiscal 2002 and fiscal 2001 exclude restructuring and other charges, acquired in-process research and development, amortization of goodwill and purchased intangibles, and investment losses.

	Three Months Ended		Six Months Ended
	May 31, 2002	June 1, 2001	May 31, 2002	June 1, 2001
	(in thousands, except per share data)
GAAP income before income taxes	$79,855	$91,500	$153,102	$195,613
Restructuring and other charges	1,605	—	1,605	—
Acquired in-process research and development	410	—	5,769	—
Amortization of goodwill and purchased intangibles	3,541	3,581	7,082	7,163
Investment losses	13,728	31,031	9,195	48,069

Pro forma income before income taxes	99,139	126,112	176,753	250,845
Income tax provision	31,724	41,617	56,561	82,779

Pro forma net income	67,415	84,495	120,192	168,066

Basic pro forma net income per share	$0.28	$0.35	$0.51	$0.70

Shares used in computing basic net income per share	238,202	238,163	237,369	239,212

Diluted net income per share	$0.27	$0.34	$0.49	$0.67

Shares used in computing diluted net income per share	247,687	250,127	246,358	252,115

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

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS 142 is effective for those transactions. In accordance with SFAS 142, goodwill resulting from our recent acquisition of Accelio in April 2002 is not amortized. We will fully adopt SFAS 142 beginning in our fiscal year 2003. We are currently evaluating the impact of SFAS 142 on our financial statements and related disclosures.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We will adopt SFAS 143 beginning in our fiscal year 2003. We are currently evaluating the impact of SFAS 143 on our financial statements and related disclosures. We do not expect the adoption of SFAS 143 to have a material impact on our financial position or results of operations.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB No. 30"), "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS 144 beginning in our fiscal year 2003. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS 145 is effective for fiscal years beginning after May 15, 2002. We will adopt SFAS 145 beginning in our fiscal year 2003. We do not expect the adoption of SFAS 145 to have a material impact on our financial position or results of operations.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, "Accounting for Certain Sales Incentives," EITF No. 00-22, "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future," and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 01-09 is effective for annual or interim periods beginning after December 15, 2001. We adopted this new release beginning in our second fiscal quarter ended May 31, 2002. The adoption of EITF 01-09 did not have a material impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

	May 31, 2002	November 30, 2001	Change
	(dollars in millions)
Cash, cash equivalents and short-term investments	$699.9	$581.6	20%
Working capital	$561.1	$453.7	24%
Stockholders' equity	$808.5	$617.0	31%

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

        Our cash, cash equivalents, and short-term investments increased $118.3 million, or 20%, from November 30, 2001, primarily due to cash generated from operations of $146.8 million and the proceeds from the issuance of treasury stock related to the exercise of stock options under our stock option plans and sale of stock under our Employee Stock Purchase Plan of $59.5 million. Other sources of cash include the proceeds from the sale of third parties' equity securities of $11.0 million.

        These increases were partially offset by the purchase of treasury stock in the amount of $47.2 million, the purchase of long-term investments and other assets for $22.4 million, capital expenditures of $13.0 million, and the payment of dividends totaling $5.9 million. In addition, our short-term investments decreased due to the writedown of certain short-term marketable equity investments totaling $8.9 million.

        Our existing cash, cash equivalent, and investment balances may decline during fiscal 2002 due to further weakening of the economy or changes in our planned cash outlay. However, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months.

        We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to purchase treasury stock and acquire software companies, products, or technologies that are complementary to our business.

        We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for the first and second quarters of fiscal 2002. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

  Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program, which is designed to minimize dilution from employee stock plans, we sold put warrants to independent third parties in the second quarter of fiscal 2002. Each put warrant entitles the holder to sell one share of Adobe's common stock to Adobe at a specified price for cash or stock at Adobe's option. At May 31, 2002, approximately 1.9 million put warrants were outstanding that expire through October 2002, with an average exercise price of $27.06 per share, resulting in a total potential cash outlay of approximately $51.6 million in fiscal 2002 if all put warrants are exercised.

        In addition, we purchased call options from independent third parties that entitle us to buy shares of our common stock on certain dates at specified prices. At May 31, 2002, approximately 1.2 million call options were outstanding that expire on various dates through October 2002 with an average exercise price of $28.34 per share, resulting in a total potential cash outlay of approximately $34.7 million in fiscal 2002 if all call options are exercised.

        Subsequent to May 31, 2002, as part of our stock repurchase program to cover on-going dilution, we sold approximately 6.8 million additional put warrants with an average exercise price of $31.00 per share, which may result in an additional potential cash outlay of $210.0 million during the remainder of fiscal 2002 and in the first quarter of fiscal 2003 if all put warrants are exercised.

        Subsequent to May 31, 2002, we purchased additional call options from independent third parties that entitle us to buy approximately 4.5 million shares of our common stock at an average exercise price of $33.47 per share, which may result in an additional cash outlay of $150.6 million during the remainder of fiscal 2002 and in the first quarter of fiscal 2003 if all calls options are exercised.

        Currently, all put warrants have a corresponding call option with an identical expiry date. Consequently, either the call option or put warrant, but not both, may be exercised.

        During the second quarter of fiscal 2002, we repurchased approximately 1.4 million shares at a cost of $36.3 million.

        Our put and call option contracts provide that we, at our option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

  Stock Repurchase Program II—Additional Authorization above Dilution Coverage

        In March 2001, subject to certain business and market conditions, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. As of May 31, 2002, we have not made any purchases under this 5.0 million share repurchase program.

        Subsequent to May 31, 2002, we sold put warrants and purchased call options under the 5.0 million share repurchase program. We sold approximately 3.0 million put warrants at an average exercise price of $25.20 per share, which may result in a total potential cash outlay of $75.2 million during the first quarter of fiscal 2003 if all put warrants are exercised. In addition, we purchased approximately 2.0 million call options at an average exercise price of $27.23 per share, which may result in a total potential cash outlay of $54.8 million during the first quarter of fiscal 2003 if all call options are exercised.

        Our put and call option contracts provide that we, at our option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

COMMITMENTS

        Our principal commitments as of May 31, 2002 consists of obligations under operating leases, a line of credit agreement, a real estate financing agreement, venture investing activities, royalty agreements, and various service agreements. Please refer to Note 7 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

        We believe that if our line of credit is canceled or expires without renewal or replacement or amounts are not available under the lines, there would not be a material adverse effect on our financial results, liquidity, or capital resources.

        Under the terms of the line of credit and the lease agreements, we may pay cash dividends unless an event of default has occurred or we do not meet certain financial ratios.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Currency Hedging Instruments

        We transact business in various foreign currencies, primarily in certain European countries and Japan. Accordingly, we are subject to exposure from movements in foreign currency exchange rates. This exposure is primarily related to revenue from yen-denominated licenses in Japan and euro-denominated licenses in certain European countries.

        Our Japanese operating expenses are in yen, and our European operating expenses are primarily in euro, which mitigates a portion of the exposure related to yen and euro denominated licenses. In addition, we hedge firmly committed transactions using forward contracts. We also hedge a percentage of forecasted international revenue with forward and purchased option contracts. As of May 31, 2002, all contracts were set to expire at various times through November 2002. Our hedging policy is designed to reduce the impact of foreign currency exchange rate movements, and we expect any gain or loss in the hedging portfolio to be offset by a corresponding gain or loss in the underlying exposure being hedged. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with high quality counterparties with specific minimum rating requirements. In addition, our hedging policy establishes maximum limits for each counterparty.

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

        We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the second quarter ended May 31, 2002, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At May 31, 2002, the outstanding balance sheet hedging derivatives had maturities of 60 days or less.

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

  Equity Investments

        We are exposed to equity price risk on our portfolio of marketable equity securities. We believe that it is reasonably possible that the fair values of these securities could experience further adverse changes in the near term. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies' cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline in value exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related writedown in our consolidated statements of income.

  Equity Forward Contracts

        We also have a policy to hedge a certain portion of our equity holdings in publicly-traded companies. From time to time, we have entered into forward contracts to sell portions of our equity holdings in future periods. We account for these forward contracts as "Fair Value Hedges," in accordance with SFAS 133 and mark them to market at the end of each period, offsetting changes in the fair market value of the equities being hedged. An increase (decrease) in the market value of the underlying equities will result in a corresponding decrease (increase) in the value of the forward contract. We have no outstanding forward contracts hedging marketable equity securities remaining as of May 31, 2002.

  Fixed Income Investments

        At May 31, 2002, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $584.9 million compared to $404.1 million at November 30, 2001, an increase of 45%. These securities are subject to interest rate fluctuations. Changes in interest rates could adversely affect the market value of our fixed income investments.

        We limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum duration of all portfolios is limited to 2.3 years. The guidelines also establish credit quality standards, limits on exposure to any one security issue, limits on exposure to any one issuer, and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines, we do not expect the exposure to interest rate risk and credit risk to be material.

  Interest Rate Hedging Instruments

        We are exposed to interest rate risk on operating lease obligations that are tied to short-term interest rates (LIBOR). As short-term interest rates rise, it may negatively impact our net income. Our policy permits us to hedge this interest rate risk using swap agreements. The swap agreements exchange variable interest rate payments for fixed interest rate payments with high quality counterparties. Our swaps are designated as cash flow hedges under SFAS 133 because they hedge against changes in the amount of future cash flows. The critical terms of the cash flow hedging instruments are the same as the underlying obligation, so the change in fair value of the swaps is recognized in accumulated other comprehensive income. If, for some reason, the terms of the hedge no longer matched the underlying obligation, the change in value of the ineffective portion would be recognized in other income (loss) on the consolidated statement of income.

        Our swaps mature at various dates through the third quarter of fiscal 2004, consistent with the expiration of the underlying obligation.

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

        We have a policy in place to review privately-held investments on a regular basis to evaluate the carrying amount and economic viability of these companies. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. publicly-traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On August 10, 2000, Adobe filed suit in the U.S. District Court of Delaware against Macromedia, Inc. ("Macromedia") for infringement of U.S. Patent No. 5,546,528 relating to Adobe's tabbed palette patent. The complaint sought declaratory and injunctive relief as well as actual and treble damages. Macromedia denied Adobe's claims. This matter was tried to a jury who, on May 3, 2002, reached a verdict finding that Macromedia had willfully infringed Adobe's patent, that the patent was valid, and that Adobe is entitled to monetary damages of approximately $2.8 million for such infringement. Adobe's damages may be enhanced because of the jury's finding of willful infringement. Macromedia has challenged the jury's findings. The Court is expected to determine post trial motions, including the dollar amount of Adobe's damages and the scope of any injunction, sometime in the summer of 2002. An additional trial, on the issue of whether Macromedia's "MX" user interface infringes Adobe's tabbed palette patent, will likely be set for trial in the fall of 2002.

        On September 27, 2000, Macromedia filed counterclaims in the U.S. District Court of Delaware for infringement of U.S. Patent No. 5,467,443, relating to changing of blended elements ("the blending patent"), and U.S. Patent Nos. 5,151,998 and 5,204,969, which are virtually identical in scope and which relate to visual editing of sound waveforms ("the sound patents"). The counterclaim seeks a declaratory and injunctive relief as well as actual and treble damages. This matter was tried to a jury who, on May 10, 2002, reached a verdict finding that Adobe had willfully infringed the blending patent, that the blending patent was valid, and that Macromedia is entitled to monetary damages of approximately $3.7 million for such infringement. Macromedia's damages may be enhanced because of the jury's finding of willful infringement. The jury also found that Adobe had willfully infringed the sound patents and that Macromedia is entitled to monetary damages of approximately $1.3 million for such infringement. Macromedia's damages may be enhanced because of the jury's finding of willful infringement. The jury also found, however, that one of the two sound patents was invalid. Adobe has challenged the jury's findings with regard to all three patents. The court is expected to determine post trial motions, including the total dollar amount of Macromedia's damages and the scope of any injunction, sometime in the summer or fall of 2002.

        On October 19, 2001, Macromedia filed suit in the U.S. District Court for the Northern District of California against Adobe for infringement of U.S. Patent Nos. 5,845,299, relating to draw-based editors for web pages, and 5,911,145, relating to hierarchical structure editors for websites. The complaint seeks declaratory and injunctive relief as well as actual and treble damages. Adobe denied Macromedia's claims in its answer and asserted affirmative defenses. The case is in the discovery phase.

        Management believes that the ultimate resolution of these matters will not have a material impact on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders was held on April 11, 2002.

        A proposal to elect four (4) Class I members of the Board of Directors to serve for a two-year term expiring at the Annual Meeting of Stockholders in 2004 was approved by the stockholders. The nominees received the following votes:

Name	Votes For	Votes Withheld
Bruce R. Chizen	191,803,526	22,385,379
James E. Daley	211,602,883	2,586,022
Charles M. Geschke	211,933,229	2,255,676
Delbert W. Yocam	211,637,198	2,551,707

        Carol Mills Baldwin, Colleen M. Pouliot, Robert Sedgewick and John E. Warnock, Adobe's Class II Directors, are serving two-year terms that expire at the Annual Meeting of Stockholders in 2003.

        A proposal was introduced to approve an amendment to the Company's 1996 Outside Directors' Stock Option Plan to increase the share reserve by 750,000 shares. This proposal was approved with the following votes:

For:	127,772,708
Against:	84,917,253
Withheld:	1,498,944
Non-votes:	0

        In addition, stockholders ratified the appointment of KPMG LLP as independent public accountants of the Company for the fiscal year ending November 29, 2002. This proposal received the following votes:

For:	210,979,228
Against:	2,188,873
Withheld:	1,020,804
Non-votes:	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Index to Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.2.11	Amended and Restated Bylaws as currently in effect	10-Q	7/16/01	3.2.11
3.4	Agreement and Plan of Merger effective 5/30/97 (by virtue of a reincorporation), by and between Adobe Systems Incorporated, a California corporation and Adobe Systems (Delaware) Incorporated, a Delaware corporation	10-Q	05/30/97	2.1
3.6	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
4.2	Fourth Amended and Restated Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
10.1.6	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.21.3	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.23	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.24	1994 Stock Option Plan*	10-Q	5/27/94	10.1.7
10.25	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.26	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.28	1996 Outside Directors Stock Option Plan*	10-Q	05/31/96	10.36
10.29	1996 Outside Directors' Stock Option Plan, as amended*	S-8	6/16/00	4.7
10.30	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.31	1996 Outside Directors Stock Option Plan, as amended*	10-Q	7/16/01	10.75
10.32	1996 Outside Directors' Stock Option Plan, as amended	S-8	6/14/02	4.6
10.33	1999 Nonstatutory Stock Option Plan*	S-8	9/15/99	4.6
10.34	1999 Nonstatutory Stock Option Plan, as amended*	S-8	12/22/00	4.6
10.35	1999 Nonstatutory Stock Option Plan, as amended*	S-8	3/15/01	4.7
10.36	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.40	Form of Indemnity Agreement*	10-K	11/30/90	10.17.2
10.41	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.42	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.43	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52

10.44	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.53	Amended, Restated and Consolidated Master Lease of Land and Improvements by and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.54	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54
10.56	Note Secured by Deed of Trust and Promissory Note*	10-K	12/3/99	10.56
10.66	Credit Agreement among Adobe Systems Incorporated, Lenders Named therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.66
10.67	Amendment No. 1 to 1999 Credit Agreement among Adobe Systems Incorporated, Lenders Named Therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.67
10.68	Amendment No. 1 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	7/16/01	10.68
10.69	Amendment No. 2 to Amended, Restated, and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	9/1/00	10.68
10.77	Lease agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.78	Participation agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.79	Confidential Resignation Agreement*	10-K	2/21/02	10.79
10.80	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80

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

Date: July 15, 2002

SUMMARY OF TRADEMARKS

        The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

  Adobe
  Acrobat
  Adobe Premiere
  Adobe PhotoDeluxe
  After Effects
  ePaper
  FrameMaker
  GoLive
  Illustrator
  InDesign
  PageMaker
  Photoshop
  PostScript

        All other brand or product names are trademarks or registered trademarks of their respective holders.

QuickLinks

TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADOBE SYSTEMS INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)
ADOBE SYSTEMS INCORPORATED CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
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
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
SUMMARY OF TRADEMARKS