Form 10-Q
period 2002-08-30
ADOBE SYSTEMS INC
filed 2002-10-15
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding September 27, 2002

Common stock, $0.0001 par value	236,272,360

TABLE OF CONTENTS

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Income Three Months Ended August 30, 2002 and August 31, 2001 and Nine Months Ended August 30, 2002 and August 31, 2001	3
	Condensed Consolidated Balance Sheets August 30, 2002 and November 30, 2001	4
	Condensed Consolidated Statements of Cash Flows Nine Months Ended August 30, 2002 and August 31, 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	53
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	54
Item 6.	Exhibits and Reports on Form 8-K	56
Signature		58
Certifications		59
Summary of Trademarks		61

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 30, 2002	August 31, 2001	August 30, 2002	August 31, 2001
Revenue:
Products	$280,505	$292,118	$864,655	$965,180
Services and support	4,374	—	5,479	—

Total revenue	284,879	292,118	870,134	965,180
Cost of revenue:
Products	28,471	20,041	73,303	62,416
Services and support	3,165	—	4,463	—

Total cost of revenue	31,636	20,041	77,766	62,416

Gross profit	253,243	272,077	792,368	902,764

Operating expenses:
Research and development	59,746	54,189	181,901	169,473
Sales and marketing	93,837	95,447	287,053	308,889
General and administrative	26,649	26,030	81,314	87,475
Restructuring and other charges	—	—	1,605	—
Acquired in-process research and development	—	—	5,769	—
Amortization of goodwill and purchased intangibles	3,541	3,568	10,623	10,731

Total operating expenses	183,773	179,234	568,265	576,568

Operating income	69,470	92,843	224,103	326,196

Nonoperating loss, net:
Investment loss	(4,198)	(39,447)	(13,393)	(87,516)
Interest and other income	4,141	6,744	11,805	17,073

Total nonoperating loss, net	(57)	(32,703)	(1,588)	(70,443)

Income before income taxes	69,413	60,140	222,515	255,753
Provision for income taxes	22,212	19,846	71,205	84,398

Net income	$47,201	$40,294	$151,310	$171,355

Basic net income per share	$.20	$.17	$.64	$.72

Shares used in computing basic net income per share	238,010	238,051	237,812	239,110

Diluted net income per share	$.19	$.16	$.62	$.68

Shares used in computing diluted net income per share	243,375	248,566	245,119	250,844

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	August 30, 2002	November 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$141,354	$218,662
Short-term investments	494,877	362,951
Trade receivables, net of allowances for doubtful accounts of $7,541 and $10,099, respectively	144,909	124,106
Other receivables	27,677	18,299
Deferred income taxes, current	31,655	22,726
Other current assets	23,197	20,620

Total current assets	863,669	767,364
Property and equipment, net	69,360	77,611
Goodwill and other intangible assets, net	109,343	36,402
Other assets	39,279	37,652
Deferred income taxes	23,212	11,594

	$1,104,863	$930,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$32,868	$30,891
Accrued expenses	127,979	128,831
Income taxes payable	156,546	132,228
Deferred revenue	27,315	21,701

Total current liabilities	344,708	313,651

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.0001 par value; and additional paid-in-capital	736,531	625,386
Retained earnings	1,508,589	1,366,205
Accumulated other comprehensive (loss) income	(7,852)	3,918
Treasury stock, at cost (59,611 and 59,745 shares in 2002 and 2001, respectively), net of reissuances	(1,477,113)	(1,378,537)

Total stockholders' equity	760,155	616,972

	$1,104,863	$930,623

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	August 30, 2002	August 31, 2001
Cash flows from operating activities:
Net income	$151,310	$171,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,366	42,455
Stock compensation expense	5,790	3,894
Deferred income taxes	(17,729)	(26,192)
Provision for losses on receivables	426	908
Tax benefit from employee stock plans	19,584	42,908
Acquired in process research and development	410	—
Loss on impairment	5,545	—
Loss on equity and cost method investments	10,397	58,261
Gains on sale of equity securities	(7,194)	(19,496)
Loss on other-than-temporary declines of equity securities	10,190	48,751
Changes in operating assets and liabilities, net of effect of acquisition:
Receivables	(18,701)	(9,094)
Other current assets	(3,719)	(8,707)
Trade and other payables	(7,174)	(9,530)
Accrued expenses	(14,308)	(58,760)
Accrued restructuring	(17,077)	—
Income taxes payable	26,042	51,687
Deferred revenue	3,254	1,651

Net cash provided by operating activities	193,412	290,091

Cash flows from investing activities:
Purchases of short-term investments	(449,882)	(287,495)
Maturities and sales of short-term investments	298,667	387,853
Acquisitions of property and equipment	(20,268)	(34,348)
Purchases of long-term investments	(13,714)	(16,905)
Additions to other assets	(15,529)	(12,920)
Proceeds from the sale of equity securities	11,684	31,119
Cash received net of cash paid for acquisition	7,345	—

Net cash (used in) provided by investing activities	(181,697)	67,304

Cash flows from financing activities:
Purchase of treasury stock	(158,303)	(384,223)
Proceeds from exercise of stock options and sale of stock	77,087	92,142
Payment of dividends	(8,927)	(9,026)

Net cash used in financing activities	(90,143)	(301,107)

Effect of foreign currency exchange rates on cash and cash equivalents	1,120	(335)

Net (decrease) increase in cash and cash equivalents	(77,308)	55,953
Cash and cash equivalents at beginning of period	218,662	236,866

Cash and cash equivalents at end of period	$141,354	$292,819

Supplemental disclosures:
Cash paid during the period for income taxes	$30,806	$11,514

Noncash investing and financing activities:
Unrealized (losses) gains on available-for-sale securities, net of taxes	$(4,472)	$127

Cash dividends declared but not paid	$2,952	$2,979

Common stock issued for acquisition	$68,412	—

See accompanying Notes to Condensed Consolidated Financial Statement.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)
(Unaudited)

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

  Basis of Presentation

        Adobe has prepared the accompanying interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended November 30, 2001. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets and condensed consolidated statements of income and cash flows for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. You should read these interim condensed consolidated financial statements in conjunction with the financial statements in our Annual Report on Form 10-K for the year ended November 30, 2001.

        The results of operations for the interim period ended August 30, 2002, are not necessarily indicative of the results to be expected for the full year.

  Cash Equivalents and Short-term Investments

        Cash equivalents consist of instruments with maturities of three months or less at the time of purchase.

        We classify all of our cash equivalents and short-term investments that are free of trading restrictions or become free of trading restrictions within one year as "available-for-sale." We carry these investments at fair value, based on quoted market prices. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders' equity. Gains are recognized when realized in our consolidated statements of income. Losses are recognized as realized or when we have determined that an other-than-temporary decline in fair value has occurred. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies' cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related writedown as an investment loss on our consolidated statements of income.

        Of the $4.2 million investment loss that we recorded during the third quarter of fiscal 2002, $1.3 million related to other-than-temporary declines of our short-term investments.

  Goodwill and Other Intangible Assets

        Goodwill, purchased technology, and certain other intangible assets are stated at cost less accumulated amortization and are reviewed periodically for impairment. In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," goodwill and purchased intangibles with indefinite useful lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. For goodwill and purchased intangibles acquired prior to and on June 30, 2001 and for purchased intangibles with definite useful lives acquired subsequent to June 30, 2001, we record amortization utilizing the straight-line method, which approximates the pattern of consumption, over the estimated useful lives of the respective assets, generally up to thirteen years. Capitalization of computer software development costs, when material, begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material.

  Other Assets

        Other assets include long-term investments and security deposits.

        Our long-term investments include direct investments and indirect investments in privately held companies. We own limited partnership interests in four venture capital limited partnerships, Adobe Ventures L.P., Adobe Ventures II, L.P., Adobe Ventures III, L.P., and Adobe Ventures IV, L.P. (collectively "Adobe Ventures"), that invest in early stage companies with innovative technologies. In addition to the potential for financial returns, our venture activities increase our knowledge of emerging markets and technologies, as well as expand our ecosystem of Adobe products and services. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        The investments in Adobe Ventures are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment gain (loss) on our consolidated statements of income. The stock of a number of technology investments held by the limited partnerships at August 30, 2002 is not publicly traded, and, therefore, there is no established market for their securities. As such, the fair value of these investments is determined by Granite Ventures using the most recent round of financing involving new non-strategic investors or estimates made by Granite Ventures. We have a policy in place to review the fair value of these investments held by Adobe Ventures, as well as our direct investments, on a regular basis to evaluate the carrying value of the investments in these companies. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve in addition to our equity method of accounting.

        We recognize realized gains and losses upon sale or maturity of investments using the specific identification method. Of the $4.2 million investment loss that we recorded during the third quarter of fiscal 2002, $1.5 million was related to our equity method investments.

  Impairment of Long-lived Assets

        We currently evaluate our long-lived assets, including goodwill and certain identifiable intangibles, in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. We consider factors such as significant changes in the business climate and projected cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value.

        During the third quarter of fiscal 2002, we recognized a $5.5 million pre-tax impairment charge for capitalized Adobe Design Team (formerly Adobe Studio) hosted server development costs under SFAS No. 121, which was recorded on our condensed consolidated statement of income under cost of product revenue. The impairment charge was determined based on discounted future cash flows. For segment reporting purposes, the charge was included in our Cross-media Publishing segment. Please see the table in our Note 11, "Segment Reporting," for further information.

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

        The arrangement fees related to fixed-priced consulting contracts are recognized using the percentage of completion method. Percentage of completion is measured monthly based on hours incurred to date compared to total estimated hours to complete. Anticipated losses on fixed-priced contracts are recognized in the period when they become known.

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

  Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142. This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS No. 142 is effective. In accordance with SFAS No. 142, goodwill resulting from our acquisition of Accelio Corporation ("Accelio") in April 2002 is not amortized. We will fully adopt SFAS No. 142 beginning in our fiscal year 2003. We are currently evaluating the impact of SFAS No. 142 on our financial position and results of operations.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We will adopt SFAS No. 143 beginning in our fiscal year 2003. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial position or results of operations.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 144 beginning in our fiscal year 2003.

We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results of operations.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We will adopt SFAS No. 145 beginning in our fiscal year 2003. We do not expect the adoption of SFAS No. 145 to have a material impact on our financial position or results of operations.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)," required an exit cost liability be recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. We are currently evaluating the impact SFAS No. 146 will have on our financial position and results of operations.

  Reclassification

        We made a reclassification on our fiscal 2001 presentation of assets on our condensed consolidated balance sheet by reclassifying $3.4 million of land under our property and equipment to other assets, to conform to the fiscal 2002 presentation. This reclassification did not impact total assets in fiscal 2001.

NOTE 2.    ACQUISITIONS

        On April 12, 2002, we acquired 100% of the outstanding common stock of Accelio Corporation ("Accelio"). The results of Accelio's operations have been included in our condensed consolidated financial statements since that date. Accelio was a provider of Web-enabled solutions that help customers manage business processes driven by electronic forms. The acquisition of Accelio enhances Adobe's ability to broaden our ePaper solution business by combining Accelio's electronic forms solutions with Adobe Acrobat and Adobe Portable Document Format ("PDF") technologies. Through this combination Adobe can now extend Acrobat solutions to enterprise users in Global 2000 businesses, governments and educational institutions to deliver greater value to our customers. The aggregate purchase price was $70.2 million, which included the issuance of 1.8 million shares of common stock of Adobe, valued at $68.4 million, and cash of $1.8 million. The value of the 1.8 million common shares issued was determined based on the average market price of Adobe's common shares over the 2-day period before the measurement date, which was $37.71. The measurement date was the acquisition date due to the variability of the number of shares issued in the acquisition.

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

        We obtained an independent appraiser's valuation to determine the amounts allocated to purchased technology and in-process research and development. The valuation analysis utilized the Income Approach that takes into consideration discounted future cash flows. Based on this valuation $2.7 million and $0.4 million was allocated to purchased technology and in-process research and development, respectively. The amount allocated to purchased technology of $2.7 million represented the fair market value of the technology for each of the existing products, as of the date of the acquisition. The purchased technology of $2.7 million was assigned a useful life of three years and will be amortized to cost of goods sold. The amount allocated to in-process research and development of $0.4 million was expensed at the time of acquisition due to the state of the development of certain products and the uncertainty of the technology. At the date we acquired Accelio, it was estimated that 10% of the development effort had been completed and that the remaining 90% of the development effort would be completed at various times over the next 24 months. The efforts required to complete the development of the technology primarily includes finalization of coding and completion testing.

        The remaining purchase price was allocated to goodwill because Accelio's business fits Adobe's long-term strategy, shortens time to market, and provides a market position in the eForms business for Adobe to build upon. The total purchase price allocated to goodwill of $75.0 million was assigned to our ePaper Solutions segment. In accordance with SFAS 142, the goodwill will not be amortized but will be reviewed for impairment on an annual basis.

        The $1.0 million of acquired trademarks and other intangible assets will be amortized over their useful lives ranging from six-months to three years.

        In the second quarter of fiscal 2002, we recognized liabilities in connection with the acquisition of Accelio. The liabilities recognized included severance and related charges associated with a worldwide reduction in force of Accelio employees, transaction costs, costs related to closing redundant facilities and terminating contracts, and other exit costs associated with the acquisition. As of August 30, 2002, the majority of the restructuring transactions were completed. Total liabilities recognized in connection with the acquisition were $14.5 million, of which $6.4 million remains accrued at August 30, 2002. The majority of the remaining payments will be paid through May 2003.

        The following table depicts the activity for the liabilities recognized in connection with the acquisition of Accelio through August 30, 2002:

	Initial liability recognized at April 12, 2002	Cash Payments	Balance at August 30, 2002
Severance and related charges	$6,034	$(3,913)	$2,121
Transaction costs	3,095	(2,288)	807
Cost of closing redundant facilities	2,845	(404)	2,441
Contract termination costs	1,412	(532)	880
Other exit costs	1,116	(999)	117

	$14,502	$(8,136)	$6,366

        The following pro forma results of operations reflect the combined results of Adobe and Accelio for the nine months ended August 30, 2002 and August 31, 2001, as if the business combination occurred as of the beginning of Adobe's fiscal year. The information used for this proforma disclosure was obtained from reports filed by Accelio with the Securities and Exchange Commission, for the periods ended January 31, 2002, July 31, 2001, April 30, 2001, and January 31, 2001 and internal financial reports prepared by Accelio from January 31, 2002 through the date of acquisition, April 12, 2002. Accelio's fiscal quarters did not coincide with Adobe's fiscal quarters. Nonetheless, we combined the results of operations from Accelio's fiscal quarters that are closest to Adobe's fiscal quarters to arrive at the pro forma amounts disclosed below.

	Nine Months Ended
	August 30, 2002	August 31, 2001
Revenue	$894,950	$1,024,237
Net income	$138,576	$152,325

Basic net income per share	$.58	$.63

Shares used in computing basic net income per share	238,689	240,924

Diluted net income per share	$.56	$.60

Shares used in computing diluted net income per share	245,996	252,658

        In December 2001, we acquired Fotiva, Inc. ("Fotiva"). Substantially all of Fotiva's assets were intellectual property. Fotiva was a development stage software company that created solutions to help consumers manage, store, enrich, and share digital photographs and other related personal media. In connection with the acquisition, substantially all of the purchase price of $5.4 million cash was allocated to in-process research and development and expensed at the time of acquisition due to the in-process state of the technology. At the date we acquired Fotiva, it was estimated that 50% of the development effort had been completed and that the remaining 50% of the development effort would take approximately eleven months to complete. The efforts required to complete the development of the technology primarily include finalization of coding, internationalization, and extensive quality assurance testing. Adobe plans to combine Fotiva's image management technology with Adobe's digital imaging and ePaper technologies to develop new products.

        The condensed consolidated financial statements include the operating results of the Fotiva business from the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material.

NOTE 3.    GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets consisted of the following:

	August 30, 2002	November 30, 2001
Goodwill	$128,649	$53,679
Purchased technology and licensing agreements	26,034	16,754
Other intangible assets	12,696	11,036

	167,379	81,469
Less accumulated amortization	(58,036)	(45,067)

	$109,343	$36,402

NOTE 4.    ACCRUED EXPENSES

        Accrued expenses consisted of the following:

	August 30, 2002	November 30, 2001
Accrued compensation and benefits	$40,612	$44,555
Sales and marketing allowances	7,003	4,956
Accrued restructuring	6,999	9,573
Minority interest	233	544
Other	73,132	69,203

	$127,979	$128,831

NOTE 5.    RESTRUCTURING AND OTHER CHARGES

  Fiscal 2002 restructuring program

        In the second quarter of fiscal 2002, we implemented a restructuring program to eliminate 39 redundant sales and marketing positions held by Adobe employees worldwide as a result of the acquisition of Accelio. The restructuring included severance and related charges associated with the reduction in force and the cost of vacating a leased facility. Total restructuring and other charges were $1.6 million and the majority of these payments were paid in the second quarter of fiscal 2002. Of the $1.6 million in charges, $.04 million remains accrued at August 30, 2002. The remaining payments will be made in the fourth quarter of fiscal 2002.

        The following table depicts the activity for the fiscal year 2002 restructuring program through August 30, 2002:

	Accrued Balance at November 30, 2001	Total Charges	Cash Payments	Accrued Balance at August 30, 2002
Severance and related charges	$—	$1,600	$(1,561)	$39
Facility	—	5	—	5

	$—	$1,605	$(1,561)	$44

  Fiscal 2001 restructuring program

        In the fourth quarter of fiscal 2001, we implemented a restructuring plan to realign our workforce to our future strategic goals and to align our resources with our fiscal 2002 revenue targets. This restructuring enabled us to increase our investment in digital imaging, digital video, and ePaper-based businesses in fiscal 2002. As part of the restructuring program, we implemented a reduction in force of 247 positions, affecting organizations throughout the company. The reductions came predominantly from sales and marketing and in our North American operations, and as of November 30, 2001, the majority of these terminations were completed. The restructuring charge in the fourth quarter of fiscal 2001 was $12.1 million, all of which related to severance and related charges associated with the reduction in force. Of the $12.1 million in charges, $0.6 million remains accrued at August 30, 2002. The majority of these severance payments were paid in the first quarter of fiscal 2002, and the remaining severance payments will be paid in the fourth quarter of fiscal 2002.

        The following table depicts the activity for the fiscal year 2001 restructuring program through August 30, 2002:

	Accrued Balance at November 30, 2001	Cash Payments	Accrued Balance at August 30, 2002
Severance and related charges	$9,573	$(8,984)	$589

NOTE 6.    STOCKHOLDERS' EQUITY

  Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program, which is designed to minimize dilution from employee stock plans, we sold put warrants to independent third parties in the third quarter of fiscal 2002. Each put warrant entitles the holder to sell one share of Adobe's common stock to Adobe at a specified price for cash or stock at Adobe's option. At August 30, 2002, under our on-going plan to minimize dilution from employee stock plans, approximately 5.8 million put warrants were outstanding that expire through December 2002, with an average exercise price of $29.46 per share, resulting in a total potential cash outlay of approximately $171.7 million if all put warrants are exercised.

        In addition, we purchased call options from independent third parties that entitle us to buy shares of our common stock on certain dates at specified prices. At August 30, 2002, approximately 3.6 million call options were outstanding that expire on various dates through December 2002 with an average exercise price of $31.53 per share, resulting in a total potential cash outlay of approximately $114.3 million if all call options are exercised.

        During the third quarter of fiscal 2002, we repurchased approximately 2.9 million shares of Adobe stock at a cost of $89.7 million as part of our on-going share repurchase program to offset dilution from employee stock plans.

        Currently, each contract for warrants has a corresponding contract for call options with an identical expiry date. Consequently, either the call option or put warrant, but not both, may be exercised.

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

        As of August 30, 2002, under our March 2001 5.0 million share program, approximately 3.0 million put warrants were outstanding that expire through December 2002 with an average exercise price of $25.20 per share, resulting in a total potential cash outlay of approximately $75.2 million in fiscal 2003 if all put warrants are exercised. In addition, at August 30, 2002, approximately 2.0 million call options were outstanding that expire at various dates through December 2002 with an average price of $27.23 per share, resulting in a total potential cash outlay of approximately $54.8 million if all call options are exercised.

        During the third quarter of fiscal 2002, we repurchased approximately 1.2 million shares at a cost of $21.4 million under our March 2001 5.0 million share repurchase program.

        Currently, each contract for warrants has a corresponding contract for call options with an identical expiry date. Consequently, either the call option or put warrant, but not both, may be exercised.

        Our put and call option contracts provide that we, at our option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

        On September 25, 2002, subject to certain business and market conditions, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a three-year period. We have not made any purchases under this 5.0 million share repurchase program.

NOTE 7.    COMMITMENTS AND CONTINGENCIES

  Lease Commitments

        We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2025.

        In September 2001, we entered into a real estate development agreement for the construction of an additional office building for our corporate headquarters located in downtown San Jose, California. Under the agreement the lessor and lenders will finance up to $117.0 million over a period of up to twenty-five months toward the construction and associated costs of the building. As part of the agreement, we entered into a lease with a basic lease term of approximately five years, beginning upon completion of the building. We have an option to purchase the building at any time during the term for an amount equal to the outstanding property cost and accrued rents and expenses. The agreement and lease are subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of August 30, 2002, we were in compliance with all covenants. In case of a default, the lessor may terminate all remaining commitments, demand payment equal to the outstanding property cost, terminate the agreement, or require that we surrender the building. The agreement qualifies for operating lease accounting treatment under Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases," and, as such, the building and the related obligation are not included on our balance sheet. At the end of the lease term, we can either purchase the building for an amount equal to the outstanding property cost, which will be approximately $117.0 million, request a new lease, or remarket the building. If we elect to remarket the building, we are obligated to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the outstanding property cost, up to a maximum recourse amount of $103.0 million. The lessor is a multi-asset leasing company with independent economic substance.

        In August 1999, Adobe entered into a five-year lease agreement for our corporate headquarter office buildings in San Jose, California. Under the agreement, we have an option to purchase the buildings at any time during the lease term for $142.5 million, which is the purchase price. The lease is subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of August 30, 2002, we were in compliance with all covenants. In case of a default, the lessor may terminate the lease, demand payment equal to the purchase price, or require that we surrender the buildings. The agreement qualifies for operating lease accounting treatment under SFAS No. 13 and, as such, the buildings and the related obligation are not included on our balance sheet. At the end of the lease term, we can either purchase the buildings for an amount equal to the purchase price or terminate the lease. If we elect to remarket the building, we are obligated to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the purchase price, up to a maximum guaranteed residual amount of $132.6 million. The lessor is a multi-asset leasing company with independent economic substance.

  Line of Credit

        In August 1999, Adobe entered into an unsecured revolving credit facility of $100.0 million with a group of banks, for general corporate purposes, subject to certain financial covenants. The facility expired in August 2002 and we elected not to renew the facility.

  Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

  Adobe Ventures

        We have commitments to the Adobe Venture limited partnerships. The following table shows the capital commitments as of and the capital contributed through August 30, 2002:

	Capital Commitment	Capital Contributed
Adobe Ventures L.P.	$40,000	$40,476
Adobe Ventures II, L.P.	$40,000	$37,393
Adobe Ventures III, L.P.	$60,000	$57,130
Adobe Ventures IV, L.P.	$100,000	$30,592

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

  Legal Actions

        We previously reported on patent lawsuits between Adobe and Macromedia pending in the U.S. District Court of Delaware and the U.S. District Court for the Northern District of California. Adobe and Macromedia reached a settlement resolving the above-referenced patent disputes on July 17, 2002. The terms of the settlement are confidential.

        On September 3, 2002, Adobe filed suit in the U.S. District Court, Northern District of California ("the California Action"), against International Typeface Corporation ("ITC") and Agfa Monotype Corporation ("AMT"), companies which have common ownership and management, seeking a declaration that Adobe's distribution of font software, which generates ITC typefaces, did not breach its contract pursuant to which Adobe licensed certain rights with respect to ITC typefaces. The California Action also seeks a declaration that Adobe did not violate the Digital Millennium Copyright Act ("DMCA") with respect to, or induce or contribute to the infringement of copyrights in, ITC's and AMT's TrueType font software. On September 4, 2002, Adobe initiated arbitration proceedings in London, England ("the London Arbitration") against AMT, seeking a declaration that Adobe's distribution of font software that generates AMT typefaces did not breach its contract pursuant to which it licensed certain rights with respect to AMT typefaces.

        Both the California Action and the London Arbitration were precipitated by notices from AMT and ITC alleging breach of their respective agreements with Adobe, and related correspondence threatening to sue Adobe for violating the DMCA, and inducing or contributing to the infringement of ITC and AMT copyrights. AMT and ITC appear to allege that Adobe breached its agreements with them by allowing end users of Adobe font software programs to distribute an unlimited number of copies of electronic documents with Adobe font software that generates AMT and ITC typefaces embedded in those documents. They also appear to allege that Adobe violated the DMCA, and contributed to or induced the infringement of their copyrights in TrueType font software programs, by distributing Adobe Acrobat 5.0. AMT has made a preliminary breach of contract claim in response to Adobe's arbitration demand in the London Arbitration. If AMT prevails on its breach of contract claims, AMT may have the right to terminate Adobe's right to distribute any of its products that then still contain font software that generates AMT typefaces.

        Adobe asserts that it negotiated for and obtained express, written licenses from both AMT and ITC approximately ten years ago permitting Adobe to allow end users to embed AMT and ITC fonts in electronic documents for "print and view." Adobe also asserts that Adobe Acrobat 5.0, which AMT and ITC correctly acknowledge has been superceded by version 5.05, neither violates the DMCA nor induces or contributes to the infringement of copyrights in, ITC's and AMT's TrueType font software.

        On September 5, 2002, after Adobe filed the California Action and initiated the London Arbitration, AMT and ITC filed suit against Adobe in the U.S. District Court, Eastern District of Illinois ("the Illinois Action") against Adobe, asserting only that Adobe's distribution of the superceded 5.0 version of Adobe Acrobat violated the DMCA, as described above. The Illinois Action seeks statutory damages of $200-$2,500 for each copy of Acrobat 5.0 found to violate the DMCA, a claim that Adobe disputes as a matter of law and fact. The Illinois Action also seeks injunctive relief with respect to Acrobat 5.0, although it specifically alleges, correctly, that Adobe no longer distributes Acrobat 5.0.

        The Company believes that all of AMT's and ITC's allegations are without merit, and will seek to dismiss or stay the Illinois Action because it is duplicative, and subsumed by the claims in, the earlier filed California Action.

        The results of any litigation are inherently uncertain, and AMT and ITC may assert other claims. Adobe cannot assure that it will be able to successfully defend itself against the Illinois Action or any other AMT or ITC lawsuit, or that Adobe will prevail in the London Arbitration or California Action. The Illinois Action seeks an unspecified aggregate dollar amount of damages. A favorable outcome for AMT or ITC in these actions could have a material adverse effect on Adobe's business, financial condition and operating results. Management strongly believes that the claims of AMT and ITC are without merit and will pursue its London Arbitration and the California Action as well as defend the Illinois Action vigorously.

        On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc., and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled "Client-Server System Using Embedded Hypertext

Tags For Application And Database Development." The plaintiff's Complaint asserts that "Defendants have infringed, and continue to infringe one or more claims of the '712 patent by making, using, selling and/or offering for sale, inter alia, products supporting Microsoft Active Server Pages technology." The plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for "willful infringement," and fees and costs. Adobe strongly disagrees with the plaintiff's claims and intends to vigorously defend against this action.

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

        We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the three and nine months ended August 30, 2002, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

        The critical terms of the cash flow hedging instruments are the same as the underlying forecasted transactions. The changes in fair value of the derivatives are intended to offset changes in the expected cash flows from the forecasted transactions. We record any ineffective portion of the hedging instruments in other income (loss) on the consolidated statement of income. The time value of purchased derivative instruments is deemed to be ineffective and is recorded in other income (loss) over the life of the contract.

        The following table depicts the activity for the three and nine months ended August 30, 2002.

Gain (Loss) on Foreign Currency Hedges of Forecasted Transactions:

	Balance Sheet	Income Statement
	As of August 30, 2002	Three months ended August 30, 2002		Nine months ended August 30, 2002
	Other Comprehensive Income (Loss)	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Realized—Closed Transactions:
Realized net gain (loss) reclassified from other comprehensive income (loss) to revenue	$—	$(4,267)	$—	$3,042	$—
Realized net loss from the cost of purchased options and gains or losses from any ineffective portion of hedges	—	—	(738)	—	(3,304)
Recognized but Unrealized—Open Transactions:
Unrealized net loss remaining in other comprehensive income (loss)	(3,423)	—	—	—	—
Unrealized net loss from time value degradation and any ineffective portion of hedges	—	—	(687)	—	(817)

	$(3,423)	$(4,267)	$(1,425)	$3,042	$(4,121)

        As of August 30, 2002, $3.4 million in other comprehensive income (loss) represents the total intrinsic value loss of our outstanding economic hedges on forecasted revenue.

        During the third fiscal quarter ended August 30, 2002, a $4.3 million loss was recognized in revenue relating to hedges on forecasted transactions that occurred. A total net loss recognized in other income (loss) was $1.4 million, which consisted of a $0.7 million realized net loss, the majority of which related to the cost of purchased options as well as the gains or losses realized on any ineffective portion of hedges of forecasted transactions. Additionally, we recognized a $0.7 million unrealized net loss for the ineffective portion relating to hedges for forecasted transactions, the majority of which was the time value degradation of outstanding purchased options.

        During the first nine months of fiscal 2002, $3.0 million was recognized in revenue relating to hedged transactions that occurred. The total loss recognized in other income (loss) was $4.1 million, which consisted of a $3.3 million realized net loss relating to the cost of purchased options and the gains or losses realized on any ineffective portion of hedges of forecasted transactions. Additionally, we recognized a $0.8 million unrealized net loss for the ineffective portion of hedges of forecasted transactions, the majority of which was related to the time value degradation of outstanding purchased options.

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged. At August 30, 2002, the outstanding balance sheet hedging derivatives had maturities of 60 days or less.

        The following table depicts the activity for the three and nine months ended August 30, 2002 and August 31, 2001.

Gain (Loss) Recognized in Other Income (Loss) Relating to Foreign Currency Balance Sheet Hedging:

	Three months ended		Nine months ended
	August 30, 2002	August 31, 2001	August 30, 2002	August 31, 2001
Gain (loss) on foreign currency assets and liabilities:
Realized net gain (loss) recognized in other income (loss)	$6,168	$(345)	$6,673	$(3,390)
Unrealized net gain (loss) recognized in other income (loss)	(93)	3,172	2,503	1,654

	6,075	2,827	9,176	(1,736)
Gain (loss) on hedges of foreign currency assets and liabilities:
Realized net gain (loss) recognized in other income (loss)	(6,432)	(1,724)	(8,015)	2,889
Unrealized net gain (loss) recognized in other income (loss)	719	(333)	49	(780)

	(5,713)	(2,057)	(7,966)	2,109

Net gain recognized in other income	$362	$770	$1,210	$373

  Interest Rate Hedging—Hedging of Interest Rate Sensitive Obligations

        We entered into interest rate swap agreements to manage our exposure to operating lease obligations that are tied to short-term interest rates (LIBOR). The swaps allow us to exchange variable interest rate payments for fixed interest rate payments, thereby securing a fixed payment amount for a portion of the total obligation of $142.5 million. As of August 30, 2002, we had entered into interest rate swaps to hedge $121.8 million of our outstanding lease obligations. In some cases, we hedged a portion of our obligation with two separate swap agreements, a current swap together with a forward swap. These two swaps cover two sequential time periods. As of August 30, 2002, the total notional amount of interest rate swaps was $196.8 million, which includes $75.0 million of forward dated swaps. The swaps mature at various dates through the third quarter of 2004, consistent with the expiration of the underlying facility lease. Under the swap agreements, the Company will receive a variable rate based on one month LIBOR and pay fixed rates ranging from 2.80% to 5.14%.

        These swaps are designated as cash flow hedges under SFAS No. 133 because they hedge against changes in the amount of future cash flows. As of August 30, 2002, a $2.5 million unrealized loss was recorded in accumulated other comprehensive income (loss) as a result of the decrease in fair market value of these interest rate hedges. There was no realized gain or loss due to ineffectiveness of the hedges.

NOTE 9. COMPREHENSIVE INCOME

        The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended		Nine Months Ended
	August 30, 2002	August 31, 2001	August 30, 2002	August 31, 2001
Net income	$47,201	$40,294	$151,310	$171,355

Other comprehensive income (loss):
Net unrealized loss on investments	(2,594)	(6,197)	(15,971)	(29,119)
Reclassification adjustment	2,755	1,225	8,615	29,256
Tax provision on above items	(8)	1,912	2,884	(10)
Foreign currency translation adjustments	650	778	1,210	(335)
Net gain (loss) from derivative instruments, net of taxes	(2,079)	(4,648)	(8,508)	517

Other comprehensive income (loss)	(1,276)	(6,930)	(11,770)	309

Total comprehensive income, net of taxes	$45,925	$33,364	$139,540	$171,664

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

	Three Months Ended		Nine Months Ended
	August 30, 2002	August 31, 2001	August 30, 2002	August 31, 2001
	(in thousands, except per share data)
Net income	$47,201	$40,294	$151,310	$171,355

Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	238,010	238,051	237,812	239,110

Dilutive common equivalent shares:
Unvested restricted stock	113	362	113	362
Stock options	4,265	10,132	7,186	11,372
Put warrants	987	21	8	—

Shares used to compute diluted net income per share	243,375	248,566	245,119	250,844

Basic net income per share	$.20	$.17	$.64	$.72

Diluted net income per share	$.19	$.16	$.62	$.68

NOTE 11. INDUSTRY SEGMENTS

        Beginning in the first quarter of fiscal year 2002, we realigned our business segments to reflect the way we manage our business. The former Web Publishing segment was renamed to the Graphics segment and now includes our Adobe Illustrator product. The Adobe GoLive and Web Collection products are now being reported in the Cross-media Publishing segment. Our prior period segment disclosures have been restated for consistent presentation with the current period disclosures. For more information on our new segments, please refer to our Annual Report on Form 10-K.

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

        The following results are broken out by operating segments for the three and nine months ended August 30, 2002 and August 31, 2001:

	Graphics	Cross-media Publishing	ePaper Solutions	OEM PostScript and Other	Total
Three months ended August 30, 2002
Revenue	$118,194	$64,406	$78,560	$23,719	$284,879
Direct costs	8,997	14,185	7,192	1,262	31,636

Gross profit	$109,197	$50,221	$71,368	$22,457	$253,243

Gross margin	92%	78%	91%	95%	89%

Three months ended August 31, 2001
Revenue	$125,529	$66,400	$74,274	$25,915	$292,118
Direct costs	7,711	6,514	4,772	1,044	20,041

Gross profit	$117,818	$59,886	$69,502	$24,871	$272,077

Gross margin	94%	90%	94%	96%	93%

	Graphics	Cross-media Publishing	ePaper Solutions	OEM PostScript and Other	Total
Nine months ended August 30, 2002
Revenue	$379,764	$194,934	$228,142	$67,294	$870,134
Direct costs	26,360	29,490	17,524	4,392	77,766

Gross profit	$353,404	$165,444	$210,618	$62,902	$792,368

Gross margin	93%	85%	92%	93%	91%

Nine months ended August 31, 2001
Revenue	$430,577	$227,025	$225,979	$81,599	$965,180
Direct costs	25,740	21,113	11,741	3,822	62,416

Gross profit	$404,837	$205,912	$214,238	$77,777	$902,764

Gross margin	94%	91%	95%	95%	94%

        A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and nine months ended August 30, 2002 and August 31, 2001 is as follows:

	Three Months Ended		Nine Months Ended
	August 30, 2002	August 31, 2001	August 30, 2002	August 31, 2001
Total gross profit from operating segment above	$253,243	$272,077	$792,368	$902,764
Total operating expenses(a)	183,773	179,234	568,265	576,568

Total operating income	69,470	92,843	224,103	326,196
Nonoperating loss, net	(57)	(32,703)	(1,588)	(70,443)

Income before income taxes	$69,413	$60,140	$222,515	$255,753

(a)
Total operating expenses include research and development, sales and marketing, general and administrative, restructuring and other charges, acquired in-process research and development, and amortization of goodwill and purchased intangibles.

NOTE 12. SUBSEQUENT EVENT

        Subsequent to August 30, 2002, the Company has become involved in certain legal matters. Please refer to Note 7, "Commitments and Contingencies," under "Legal Actions" for further details.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion (presented in millions, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

        In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including, but not limited to, those related to revenue, expenses, tax rate, margins, interest and other income, restructuring charges and activities, and profitability, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including any future reports filed in 2002 and our Annual Report on Form 10-K for 2001. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Results of Operations

        The following table sets forth for the three and nine month periods ended August 30, 2002 and August 31, 2001, the Company's condensed consolidated statements of income expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	August 30, 2002	August 31, 2001	August 30, 2002	August 31, 2001
Revenue:
Products	98.5%	100.0%	99.4%	100.0%
Services and support	1.5	—	0.6	—

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	10.0	6.9	8.4	6.5
Services and support	1.1	—	0.5	—

Total cost of revenue	11.1	6.9	8.9	6.5

Gross margin	88.9	93.1	91.1	93.5

Operating expenses:
Research and development	21.0	18.6	20.9	17.5
Sales and marketing	32.9	32.7	33.0	32.0
General and administrative	9.4	8.9	9.3	9.1
Restructuring and other charges	—	—	0.2	—
Acquired in-process research and development	—	—	0.7	—
Amortization of goodwill and purchased intangibles	1.2	1.1	1.2	1.1

Total operating expenses	64.5	61.3	65.3	59.7

Operating income	24.4	31.8	25.8	33.8

Nonoperating income, net:
Investment loss	(1.5)	(13.5)	(1.5)	(9.1)
Interest and other income	1.5	2.3	1.3	1.8

Total nonoperating income (loss), net	0.0	(11.2)	(0.2)	(7.3)

Income before income taxes	24.4	20.6	25.6	26.5
Provision for income taxes	7.8	6.8	8.2	8.7

Net income	16.6%	13.8%	17.4%	17.8%

	August 30, 2002	August 31, 2001	Change
	(dollars in millions)
Revenue
Three months ended:
Products	$280.5	$292.1	(4)%
Services and support	4.4	—	100%

Total revenue	$284.9	$292.1	(3)%
Nine months ended:
Products	$864.7	$965.2	(10)%
Services and support	5.4	—	100%

Total revenue	$870.1	$965.2	(10)%

        Our revenue for products and services and support is categorized into four operating segments: Graphics, Cross-media Publishing, ePaper Solutions, and OEM PostScript and Other. The Graphics, Cross-media Publishing, and ePaper Solutions segments include application products revenue that is derived predominantly from shipments of application software programs marketed through distributors and dealers, retail, VAR, systems integrators, and OEM distribution channels, as well as direct to end users. The ePaper Solutions segment also includes Accelio-related services and support revenue. The OEM PostScript and Other segment includes licensing revenue, which is made up of royalties received from OEM customers who ship products containing Adobe PostScript technology.

Products

        Our products revenue decreased $11.6 million, or 4%, from $292.1 million in the third quarter of fiscal 2001 to $280.5 million in the third quarter of fiscal 2002. Our products revenue also decreased $100.5 million, or 10%, from $965.2 million during the first nine months of fiscal 2001 to $864.7 million during the first nine months of fiscal 2002. The decrease in products revenue is primarily due to continued economic weakness, primarily in Europe and Asia, and a decline in revenue from all of our segments.

        Revenue from our Graphics segment decreased $7.3 million, or 6%, from $125.5 million in the third quarter of fiscal 2001 to $118.2 million in the third quarter of fiscal 2002. This segment experienced a decline in revenue primarily due to decreased licensing of our Photoshop 7.0 product. We also experienced a decline in revenue from our After Effects 5.5 product, which was released in January 2002. In the third quarter of fiscal 2001, licensing revenue for our After Effects product was higher due to the release of After Effects 5.0 in the second quarter of fiscal 2001. The decrease in revenue from these products in the third quarter of fiscal 2002 compared to the same period last year was partially offset by an increase in revenue from our Photoshop Elements product due to the release of Photoshop Elements 2.0 in the third quarter of fiscal 2002.

        Revenue from our Cross-media Publishing segment decreased $2.0 million, or 3%, from $66.4 million in the third quarter of fiscal 2001 to $64.4 million in the third quarter of fiscal 2002. This segment declined in revenue primarily due to declines in the licensing of the following products: our PageMaker product, which had higher revenue in the prior year due to the release of PageMaker 7.0 in the third quarter of fiscal 2001; our Web Collection product due to decreased spending by creative professionals; our Publishing Collection product due to the adoption of our Design Collection product, especially by creative professionals; and our Adobe Type product due to a decline in the font business. The decrease in revenue from these products in the third quarter of fiscal 2002 compared to the same period last year was partially offset by an increase in revenue from our InDesign and Design Collection products due to new version releases of these products in the first and second quarter, respectively, in fiscal 2002.

        Revenue from our OEM PostScript and Other segment decreased $2.2 million, or 8%, from $25.9 million in the third quarter of fiscal 2001 to $23.7 million in the third quarter of fiscal 2002 due to continued weakness in the print business, lower average selling prices generating less royalties from certain OEM customers, and smaller OEM customers transferring to clone PostScript technologies.

        Revenue from our ePaper Solutions segment decreased $0.1 million, from $74.3 million in the third quarter of fiscal 2001 to $74.2 million the third quarter of fiscal 2002, due to decreased licensing of our Acrobat product, primarily in Europe and Japan. The decrease in revenue in the third quarter of fiscal 2002 compared to the same period last year was partially offset by an increase in Acrobat revenue in the US, as well as revenue from our newly acquired Accelio business.

        During the first nine months of fiscal 2002, our products revenue decreased $100.5 million, or 10%, compared to the first nine months of fiscal 2001, primarily due to a decrease in revenue from our Graphics segment, which decreased $50.8 million, or 12%. Our products revenue also decreased in the first nine months of fiscal 2002 compared to the same period last year due to the following decreases: a $32.1 million, or 14%, decline in our Cross-media Publishing segment; a $14.3 million, or 18%, decline in our OEM PostScript and Other segment; and a $3.3 million, or 1%, decline in our ePaper Solutions segment.

        The decrease in revenue from our Graphics segment in the first nine months of fiscal 2002 compared to the same period last year was primarily due to the decline in Photoshop revenue. Revenue in the first nine months of fiscal 2001 benefited from the release of Photoshop 6.0 in October 2000 compared to only five months of revenue in fiscal 2002 from our release of Photoshop 7.0 in April 2002. Revenue also decreased in the first nine months of fiscal 2002 compared to the same period last year due to a decline in licensing of our Adobe Premiere product. The first nine months of fiscal 2001 benefited from the release of Adobe Premiere 6.0 in January 2001 compared to less than one month of revenue in fiscal 2002 from the release of Adobe Premiere 6.5 in August 2002. In addition, revenue in this segment also experienced a decrease from our Adobe PhotoDeluxe product due to product lifecycle timing, and our After Effects and Illustrator products due to decreased licensing for these products in fiscal 2002. The decrease in revenue from these products in the first nine months of fiscal 2002 compared to the same period last year was partially offset by an increase in revenue from the continued strength of our Photoshop Elements 1.0 product, which we released in April 2001, and the new version release of Photoshop Elements 2.0 in August 2002, and from our Digital Video Collection product, as customers have increasingly chosen to purchase this Collection product instead of individual video products.

        The decrease in revenue from our Cross-media Publishing segment during the first nine months of fiscal 2002 compared to the same period last year was primarily due to the decline in revenue of our Web Collection product, due to weakness in the web and animation markets and less spending by creative professionals. Revenue also decreased in the first nine months of fiscal 2002 compared to the same period last year due to decreased licensing of our FrameMaker product, as sales at the beginning of fiscal 2002 were low in anticipation of our new release of FrameMaker 7.0 in May 2002, and an overall weakness in information technology spending. In the prior year, the first nine months of fiscal 2001 experienced higher revenue from our FramerMaker 6.0 product, which was first introduced in fiscal 2000. We experienced additional decreases in revenue from our Publishing Collection product due to the adoption of our Design Collection product, especially by creative professionals; our PageMaker product, which had higher revenue in the prior year due to the release of PageMaker 7.0 in the third quarter of fiscal 2001; and our Adobe Type product, due to a continuing decline in the font business. The decrease in revenue from these products in the first nine months of fiscal 2002 compared to the same period last year was partially offset by an increase in revenue from our Design Collection product due to increased marketing activities and customer demand for this Collection, and from our InDesign product due to the release of InDesign 2.0 in January 2002.

        Our OEM PostScript and Other segment declined in revenue for the first nine months of fiscal 2002 compared to the same period last year due to continued weakness in the print business, lower average selling prices generating less royalties from certain OEM customers, and smaller OEM customers transferring to clone PostScript technologies.

        Our ePaper Solutions segment declined in revenue for the first nine months of fiscal 2002 compared to the same period last year due to decreased licensing of our Acrobat product, primarily in Europe and Japan. The decrease in revenue in the first nine months of fiscal 2002 compared to the same period last year was partially offset by the revenue from our newly acquired Accelio business.

Services and support

        Services and support is composed of professional services (i.e., consulting services and training) and support (i.e., maintenance and technical support) related to our Accelio business. Professional services revenue is recognized using the percentage of completion method and is measured monthly based on hours incurred to date compared to total estimated hours to complete. Our professional services revenue depends in large part on our software license revenue from our Accelio products. Our support revenue depends on both our software license revenue and renewals of our maintenance agreements.

        For the third quarter and first nine months of fiscal 2002, our services and support revenue increased $4.4 million, or 100%, and $5.4 million, or 100%, respectively, compared to the same periods last year solely due to the acquisition of the Accelio business.

Geographic and Platform Information

        We categorize our geographic information into three major market regions: the Americas, EMEA, and Asia. In the third quarter of fiscal 2002, revenue generated in the Americas, EMEA, and Asia represented 55%, 24%, and 21% of total revenue, respectively, compared to 53%, 25%, and 22% of total revenue, respectively, generated in the third quarter of fiscal 2001. In the first nine months of fiscal 2002, revenue generated in the Americas, EMEA, and Asia represented 50%, 26%, and 24% of total revenue, respectively, compared to 48%, 26%, and 26% of total revenue, respectively, generated in the first nine months of fiscal 2001.

        Total application platform mix (excluding platform independent and UNIX revenues) for the third quarter of fiscal 2002 was split 72% on Windows and 28% on Macintosh as compared to 71% and 29%, respectively, for the third quarter of fiscal 2001.

	August 30, 2002	August 31, 2001	Change
	(dollars in millions)
Direct costs
Three months ended:
Products	$28.5	$20.0	42%
Services and support	3.1	—	100%

Total direct costs	$31.6	$20.0	58%
Percentage of total revenue	11.1%	6.9%
Nine months ended:
Products	$73.3	$62.4	17%
Services and support	4.5	—	100%

Total direct costs	$77.8	$62.4	25%
Percentage of total revenue	8.9%	6.5%

Products

        Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies, hosted server costs, and the costs associated with the manufacturing of our products.

        Cost of product revenue increased in absolute dollars and percentage of revenue in the third quarter of fiscal 2002 compared to the same period last year primarily due to an impairment charge of $5.5 million for capitalized Adobe Design Team hosted server development costs under SFAS No. 121. For segment reporting purposes, the above charge was recognized under our cross-media publishing segment.

        Cost of product revenue increased in absolute dollars and percentage of revenue in the first nine months of fiscal 2002 compared to the same period last year primarily due to amortization related to the launch of our Adobe Design Team in the fourth quarter of fiscal 2001 and the subsequent impairment charge for capitalized Adobe Design Team hosted server development costs under SFAS No. 121. Direct costs also increased due to an increase in freight costs from increasing the number of turnkey vendors in each of our geographic areas. The increase in direct cost in the first nine months of fiscal 2002 compared to the same period in the prior year was partially offset by a decrease in material costs as a result of a decline in revenue primarily from our Photoshop, Web Collection, and Premiere products.

Services and support

        Cost of services and support is composed primarily of employee-related costs and the related infrastructure costs incurred to provide consulting services, training, and product support for our Accelio business.

        Cost of services and support increased in absolute dollars in the third quarter and first nine months of fiscal 2002 compared to the same periods last year due to the acquisition of the Accelio business.

Operating expenses

	August 31, 2002	August 31, 2001	Change
	(dollars in millions)
Research and development
Three months ended:
Research and development	$59.7	$54.2	10%
Percentage of total revenue	21.0%	18.6%
Nine months ended:
Research and development	$181.9	$169.5	7%
Percentage of total revenue	20.9%	17.5%

        Research and development expenses increased in the third quarter and first nine months of fiscal 2002 compared to the same periods last year primarily due to increased salary and benefit expenses related to headcount growth, primarily from the acquisition of Accelio. This increase was partially offset by decreased contractor fees and incentive compensation expenses.

        We will continue to focus on long-term opportunities available in Network Publishing and to make significant investments in the development of our application software products. For the fourth quarter of fiscal 2002, we are targeting research and development expenses to be 21-22% of revenue.

	August 30, 2002	August 31, 2001	Change
	(dollars in millions)
Sales and marketing
Three months ended:
Sales and marketing	$93.8	$95.4	(2)%
Percentage of total revenue	32.9%	32.7%
Nine months ended:
Sales and marketing	$287.1	$308.9	(7)%
Percentage of total revenue	33.0%	32.0%

        Sales and marketing expenses decreased in absolute dollars in the third quarter and first nine months of fiscal 2002 compared to the same periods last year primarily due to decreased marketing and advertising expenses, lower technical support costs, lower travel and entertainment expenses, and decreased incentive compensation expenses. Sales and marketing also decreased due to lower fulfillment costs as we began supporting licensing fulfillment in-house in the second quarter of fiscal 2002, at a lower overall cost than our previous support through an outside vendor. These decreases were partially offset by an increase in salary and benefit expenses related to headcount growth and increased system amortization expense related to our new Adobe Store in the third quarter of fiscal 2002.

        We have targeted sales and marketing expenses to be between 32-34% of revenue for the fourth quarter of fiscal 2002.

	August 30, 2002	August 31, 2001	Change
	(dollars in millions)
General and administrative
Three months ended:
General and administrative	$26.6	$26.0	2%
Percentage of total revenue	9.4%	8.9%
Nine months ended:
General and administrative	$81.3	$87.5	(7)%
Percentage of total revenue	9.3%	9.1%

        General and administrative expenses increased in the third quarter of fiscal 2002 compared to the same period last year primarily due to increased legal fees related to the Macromedia litigation.

        General and administrative expenses decreased in absolute dollars in the first nine months of fiscal 2002 compared to the same period last year, primarily due to decreases in incentive compensation expenses, contractor fees, and rent expenses. These decreases were partially offset by increased legal fees and increased salary and related benefit expenses

        We have targeted general and administrative expenses to be approximately 9% of revenue for the fourth quarter of fiscal 2002.

	August 30, 2002	August 31, 2001	Change
	(dollars in millions)
Restructuring and other charges
Three months ended:
Restructuring and other charges	—	—	—
Percentage of total revenue	—	—
Nine months ended:
Restructuring and other charges	$1.6	—	100%
Percentage of total revenue	0.2%	—

        In the second quarter of fiscal 2002, we implemented a restructuring program to eliminate 39 redundant sales and marketing positions, held by Adobe employees worldwide, as a result of the acquisition of Accelio. The restructuring included severance and related charges associated with the reduction in force and the cost of vacating a leased facility. Total restructuring charges were $1.6 million and the majority of these payments were paid in the second quarter of fiscal 2002. Of the $1.6 million in charges, $.04 million remains accrued at August 30, 2002. The remaining amounts will be paid in the fourth quarter of fiscal 2002.

        As a result of the restructuring program we expect to realize annualized pretax savings of approximately $4.0 million due to the reduction in force and lower facility expenses related to the office closure. These savings will be reflected in our sales and marketing expense line item in the condensed consolidated statements of income.

        The Company expects to take a restructuring charge of between $10 and $14 million in the fourth quarter of fiscal 2002 in order to realign its resources to support its future business plans. The Company also expects to add resources to support the different requirements of its business strategy.

	August 30, 2002	August 31, 2001	Change
	(dollars in millions)
Acquired in-process research and development
Three months ended:
Acquired in-process research and development	—	—	—
Percentage of total revenue	—	—
Nine months ended:
Acquired in-process research and development	$5.8	—	100%
Percentage of total revenue	0.7%	—

        On April 12, 2002, we acquired 100% of the outstanding common stock of Accelio. Accelio was a provider of Web-enabled solutions that help customers manage business processes driven by electronic forms.

        We obtained an independent appraiser's valuation to determine the amounts allocated to purchased technology and in-process research and development. The valuation analysis utilized the Income Approach that takes into consideration discounted future cash flows. Based on this valuation $0.4 million was allocated to in-process research and development. The amount allocated to in-process research and development of $0.4 million was expensed as of the date of the acquisition due to the state of the development of certain products and the uncertainty of the technology.

        In December 2001, we acquired Fotiva, Inc. ("Fotiva"). Substantially all of Fotiva's assets were intellectual property. Fotiva was a development stage software company that created solutions to help consumers manage, store, enrich, and share digital photographs and other related personal media. In connection with the acquisition, substantially all of the purchase price of $5.4 million cash was allocated to in-process research and development and expensed at the time of acquisition due to the in-process state of the technology. At the date we acquired Fotiva, it was estimated that 50% of the development effort had been completed and that the remaining 50% of the development effort would take approximately eleven months to complete. The efforts required to complete the development of the technology primarily include finalization of coding, internationalization, and extensive quality assurance testing. Adobe plans to combine Fotiva's image management technology with Adobe's digital imaging and ePaper technologies to develop new products.

	August 30, 2002	August 31, 2001	Change
	(dollars in millions)
Amortization of goodwill and purchased intangibles
Three months ended:
Amortization of goodwill and purchased intangibles	$3.5	$3.6	(1)%
Percentage of total revenue	1.2%	1.1%
Nine months ended:
Amortization of goodwill and purchased intangibles	$10.6	$10.7	(1)%
Percentage of total revenue	1.2%	1.1%

        Amortization of goodwill and purchased intangibles in the third quarter and first nine months of fiscal 2002 and fiscal 2001 primarily relates to the acquisitions of Glassbook, Inc. ("Glassbook") and GoLive Systems, Inc., a Delaware corporation, and GoLive Systems GmbH and Co. KG, a German limited partnership (together "GoLive").

        As part of the acquisition of Accelio we allocated $75.0 million to goodwill which, in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," will not be amortized. The goodwill associated with the acquisitions of Accelio, Glassbook, and GoLive will be reviewed for impairment on an annual basis.

        For further information on our acquisitions of Glassbook and GoLive, please refer to our Annual Report on Form 10-K for fiscal year 2001.

NONOPERATING LOSS, NET

	August 30, 2002	August 31, 2001	Change
	(dollars in millions)
Investment loss
Three months ended:
Investment loss	$(4.2)	$(39.4)	89%
Percentage of total revenue	(1.5)%	(13.5)%
Nine months ended:
Investment loss	$(13.4)	$(87.5)	85%
Percentage of total revenue	(1.5)%	(9.1)%

        During the third quarter of fiscal 2002, investment losses included other-than-temporary writedowns of $1.3 million related to our short-term investments of Salon Media Group, Inc., Tumbleweed Communications Corp., Engage, Inc., Virage, Inc., and Avantgo, Inc. We also recorded net investment losses totaling approximately $3.0 million related to our Adobe Ventures and our cost method investments.

        In addition to the investment losses listed above, the first nine months of fiscal 2002 included investment gains of $7.1 million from the sale of our marketable equity securities, primarily related to Liquent, Inc. (formerly ESPS, Inc.). These investment gains were partially offset by investment losses totaling $7.4 million related to our Adobe Ventures and our cost method investments. We also recorded other-than-temporary writedowns of $8.9 million primarily related to our short-term investments in DigitalThink, Inc., Avantgo, Inc., Virage, Inc., and Salon Media Group, Inc. (formerly Salon.com).

        During the third quarter of fiscal 2001, investment losses included other-than-temporary writedowns of $9.1 million related to investments in Engage, Inc., Liquent, Inc. (formerly ESPS, Inc.), Avantgo, Inc., and Virage, Inc. We also recorded net investment losses totaling $38.1 million related to Adobe Ventures and our cost method investments. These investment losses were partially offset by investment gains totaling $7.8 million from the sale of our marketable equity securities.

        In addition to the investment losses listed above, the first nine months of fiscal 2001 includes other-than-temporary writedowns related to our short-term investments in Avantgo, Inc., Liquent, Inc. (formerly ESPS, Inc.), Tumbleweed Communications Corp., Engage Inc., Salon Media Group, Inc. (formerly Salon.com), and Virage, Inc. of $39.7 million. We also recorded net investment losses totaling $20.0 million related to Adobe Ventures and our cost method investments. These investment losses were partially offset by gains totaling approximately $11.6 million from the sale of a portion of our investments in Tumbleweed, DigitalThink, Inc., and Digimarc Corporation.

        We are uncertain of future investment gains and losses, as they are primarily dependent upon the operations of the underlying companies and the overall stock market environment.

	August 30, 2002	August 31, 2001	Change
	(dollars in millions)
Interest and other income
Three months ended:
Interest and other income	$4.1	$6.7	(39)%
Percentage of total revenue	1.5%	2.3%
Nine months ended:
Interest and other income	$11.8	$17.1	(31)%
Percentage of total revenue	1.3%	1.8%

        Interest and other income decreased in the third quarter of fiscal 2002 compared to the same period last year, primarily due to lower interest rates and lower realized gains resulting from the sale of fixed income investments.

        Interest and other income decreased in the first nine months of fiscal 2002 compared to the same period last year, primarily due to lower interest rates and lower realized gains resulting from the sales of fixed income investments. The decrease in interest and other income for the first nine months of fiscal 2002 compared to the same period last year was partially offset by a reduction in losses related to our SFAS No. 133 foreign currency transactions.

        We have targeted interest and other income to be approximately $2.0 to $3.0 million in the fourth quarter of fiscal 2002.

	August 30, 2002	August 31, 2001	Change
	(dollars in millions)
Provision for income taxes
Three months ended:
Provision for income taxes	$22.2	$19.8	12%
Percentage of total revenue	7.8%	6.8%
Effective tax rate	32.0%	33.0%
Nine months ended:
Provision for income taxes	$71.2	$84.4	(16)%
Percentage of total revenue	8.2%	8.7%
Effective tax rate	32.0%	33.0%

        Our effective tax rate decreased in the third quarter and first nine months of fiscal 2002 compared to the same periods last year due to tax benefits associated with a restructuring of our international operations. We expect our effective tax rate in the fourth quarter of fiscal 2002 to be approximately 32%.

Factors That May Affect Future Results of Operations

        We believe that in the future our results of operations could be affected by various factors, including:

  •
  adverse changes in general economic conditions in any of the major countries in which we do business, including the slow-down affecting the U.S., Europe, Japan, and potentially other geographic areas

  •
  delays in shipment of our new products and major new versions of existing products

  •
  corporate reductions in marketing expenditures which may result in lower demand

  •
  corporate reductions in information technology spending

  •
  lack of market acceptance of new products and upgrades

  •
  delays or problems associated with the integration of acquisitions

  •
  changes with respect to intellectual property licensing

  •
  difficulties in transitions to new markets

  •
  introduction of new products by major competitors

  •
  weakness in demand for application software and printers

  •
  lack of growth in worldwide personal computer and printer sales and downward sales price adjustments

  •
  renegotiation or termination of royalty/licensing arrangements

  •
  litigation

  •
  consolidation in the OEM printing business

  •
  ongoing weakness in our printing business due to product transitions

  •
  industry transitions to new business and information delivery models

  •
  market risks associated with our equity investments (as discussed later under "Quantitative and Qualitative Disclosures about Market Risk")

        On September 12, 2002, we stated that we are targeting our revenue for the fourth quarter of fiscal 2002 to be in the range of $285.0 to $300.0 million. On that day, we also stated the following operating model targets for the fourth quarter of fiscal 2002: gross margin of 91%, pro forma operating profit margin of 26-29%, research and development expenses of 21-22% of revenue, sales and marketing expenses of 32-34% of revenue, and general and administrative expenses of 9% of revenue. We further stated on September 12, 2002, that we are targeting our share count to be between 240 to 242 million shares in the fourth quarter of fiscal 2002. We also stated on September 12, 2002, that we are targeting other income to be approximately $2.0 to $3.0 million and a tax rate of 32% for the fourth quarter of fiscal 2002.

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

        These and many other factors described in this report affect our financial performance and may cause our future results, including results for the current quarter, to vary materially from these targets. In particular, the slow-down in some geographic areas, primarily in the U.S., Europe, and Japan, has affected all of our product segments and may adversely affect our ability to achieve our targets. We attribute this slow-down, which is affecting all of our product segments, to continued economic weakness. These adverse economic conditions in the U.S., Europe, Japan, and potentially other geographic markets may continue in the short term, and they may continue to adversely affect our revenue and earnings. Although there are also adverse conditions in other countries, these other countries represent a much smaller portion of our revenue and thus have less impact on our operational results. Furthermore, if the economic slow-down worsens or spreads to other geographic areas where we do business, it would likely cause our future results, including results for the current quarter, to vary materially from our targets.

        In connection with the Accelio acquisition, we may not be successful in integrating Accelio or developing, marketing or licensing products based on Accelio's technology or expertise. We also may not be successful in integrating its distribution channels with ours. Additionally, we may face unanticipated expenses relating to the integration of Accelio personnel and its products, distribution channels, and administrative functions. All of these factors may affect our realizability of Accelio's assets, including goodwill.

        We plan to recruit key talent for our future growth. These plans to continue to invest in certain areas will require us to continue to hire additional employees. Competition for high-quality personnel, especially highly skilled engineers, is extremely intense. Our ability to effectively manage this growth will require us to continue to improve our operational and financial controls and information management systems, and to attract, retain, motivate, and manage employees effectively; otherwise our business could be seriously harmed. We rely on our ability to grant stock options in order to recruit highly skilled employees in a competitive environment. The proposed requirement that stockholder approval is required for the adoption of all stock option plans and for any material modifications to such plans may result in our inability to provide adequate incentives to effectively recruit talented employees.

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

        We hold equity investments that have recently experienced significant declines in market value. We also have investments, and may continue to make future investments, in several privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development is typically in the early stages and may never materialize. Our investment activities can impact our net income. We recorded pre-tax losses from marketable securities and other investments in privately held companies of $13.7 and $4.2 million in the second and third quarters of fiscal 2002, and $17.0, $31.0, $39.4, and $5.9 million in the first, second, third, and fourth quarters of fiscal 2001, respectively. These amounts reflect realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable equity securities, and equity method gains and losses of Adobe Ventures. In the first nine months of fiscal 2002, decreases in the market prices of these securities resulted in a decrease in our pre-tax income. Future price fluctuations in these securities and any significant long-term declines in value could reduce our net income in future periods. We are uncertain of future investment gains and losses, as they are primarily dependent upon the operations of the underlying investee companies.

        The market for our ePaper and graphics applications is intensely and increasingly competitive and is significantly affected by product introductions and market activities of industry competitors. In the ePaper applications market, a number of competitors have developed and brought to market Acrobat-clone applications that create and enhance PDF files. Through lower pricing and aggressive marketing to existing or potential Adobe customers, these competitors could impact Adobe Acrobat average seat pricing, and our overall ePaper revenue. Additionally, Microsoft has increased its presence in the low-end and mid-range consumer digital imaging/graphics markets and in electronic document sharing, including announcing a new electronic forms tool that will ship in mid-2003. We believe that, due to Microsoft's market dominance, any new Microsoft products in these markets will be highly competitive with our products. If competing graphics and ePaper products achieve widespread acceptance, our operating results would suffer.

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

        We offer our application-based products primarily on Macintosh and Windows platforms, and on some UNIX platforms. We generally offer our server-based products on the Linux platform as well as the three platforms mentioned above. To the extent that there is a slow-down of customer purchases of personal computers on either the Windows or Macintosh platform or in general, our business could be harmed.

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

        We currently rely on five turnkey assemblers of our products, with at least two turnkeys located in each major region we serve. If any turnkey assembler terminates its relationship with us, or if our supply from any turnkey is interrupted or terminated for any other reason, we may not have enough time or be able to replace the supply of products manufactured by that turnkey assembler to avoid serious harm to our business.

        Revenue from our OEM PostScript and Other segment experienced an 8% decline in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001, primarily as a result of a decline in the print business. We expect this segment to continue to decline in fiscal 2002 relative to fiscal 2001, which may harm our business if the magnitude of the decline significantly exceeds our expectations. The continuing weakness in the economy is contributing to the decrease in revenue for the monochrome laser printers market, in addition to the decline in average selling prices of monochrome laser printers and the increasing use of inkjet printers. If a current major customer decided to incorporate a clone version instead of Adobe PostScript technology, it could seriously harm our business. Further, OEM partners on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us.

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

        We derive a significant portion of our revenue and operating income from our customers located in Europe, Japan, Asia Pacific, and Latin America. We generally experience lower revenue from our European operations in the third quarter because many customers reduce their purchasing activities in the summer months. Additionally, we are uncertain whether the recent currency appreciation experienced in Europe and Asia Pacific will continue in the foreseeable future. Our revenue from European subsidiaries is denominated mostly in euro. In addition, the majority of our revenue derived from Japan is denominated in yen, and the majority of all our subsidiaries' operating expenses are denominated in their local currencies. As a result, our operating results are subject to fluctuations in foreign currency exchange rates. To date, the financial impact of such fluctuations has not been significant. Our hedging policy attempts to mitigate some of these risks, based on our best judgment of the appropriate trade-offs among risk, opportunity, and expense. We have established a hedging program to hedge our exposure to foreign currency exchange rate fluctuations, primarily of the Japanese yen and the euro. We regularly review our hedging program and will make adjustments based on our best judgment. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

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

  •
  software revenue recognition

  •
  stock option grants and accounting for stock options

  •
  accounting for business combinations

  •
  treatment of operating lease agreements

  •
  the valuation of in-process research and development

  •
  goodwill and other intangible assets accounting

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

  Accounting for our Marketable and Non-marketable Fixed Income and Equity Securities

        We classify all of our cash equivalents and short-term investments that are free of trading restrictions, or become free of trading restrictions within one year, as "available-for-sale." We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Realized gains and losses are recognized when realized in our consolidated statements of income. We have experienced volatility in the market prices in our short-term equity investments. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies' cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related writedown as an investment loss on our consolidated statements of income. The ultimate value realized on these equity investments is subject to market volatility until they are sold. For further information on our cash equivalents and short-term investments, please refer to Note 1 of our Notes to Condensed Consolidated Financial Statements.

        Our long-term investments include direct investments and indirect investments in privately held companies. We own limited partnership interests in four venture capital limited partnerships, Adobe Ventures L.P., Adobe Ventures II, L.P., Adobe Ventures III, L.P., and Adobe Ventures IV, L.P. (collectively "Adobe Ventures"), that invest in early stage companies with innovative technologies. In addition to the potential for financial returns, our venture activities increase our knowledge of emerging markets and technologies, as well as expand our ecosystem of Adobe products and services. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        The investments in Adobe Ventures are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment gain (loss). The stock of a number of technology investments held by the limited partnerships at August 30, 2002 is not publicly traded, and, therefore, there is no established market for their securities. As such, the fair value of these investments are determined by Granite Ventures using the most recent round of financing involving new non-strategic investors, or estimates made by Granite Ventures. We have a policy in place to review the fair value of these investments held by Adobe Ventures on a regular basis to evaluate the carrying value of the investments in these companies. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve in addition to our equity method of accounting. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

        We recognize realized gains and losses upon sale or maturity of these investments using the specific identification method. For further information on our long-term investments, please refer to Note 1 of our Notes to Condensed Consolidated Financial Statements.

  Accounting for Leases of Property and Equipment

        We entered into two operating lease agreements in 1999 and 2001 related to our headquarter office buildings in San Jose, CA. The agreements qualify for operating lease accounting treatment under SFAS 13, "Accounting for Leases," and, as such, the buildings are not included on our balance sheet. According to SFAS 13, a lease is classified as operating if it does not meet any of the following criteria at its inception: 1) the lease transfers ownership of the property to the lessee at the end of the lease term, 2) the lease contains a bargain purchase option, 3) the lease term is equal to 75% or more of the economic life of the leased property, 4) the present value of the minimum lease payments equals or exceeds 90% of the fair value of the leased property. These agreements are subject to standard covenants, including liquidity, leverage, and profitability ratios that are reported to the lessors quarterly. We believe we will be able to meet our obligations under the agreements, but if we default on our commitments and are unable to remedy the default quickly enough, the lessors may terminate all remaining commitments, demand payment equal to the lessor and lender's investment (outstanding property cost, if the building is still under construction, or purchase price if the building is completed), facilitate the sale of the buildings to a third party, or require Adobe to surrender the buildings. If we are required to purchase the buildings and do not elect to refinance, this will decrease our cash available for working capital and require us to add the value of the buildings to our balance sheet. If we facilitate the sale or surrender the buildings, this could require us to find alternate facilities on terms that may not be as favorable as the current arrangement. As of August 30, 2002, we were in compliance with all covenants. For further information on these leases, please refer to Note 7 of our Notes to Condensed Consolidated Financial Statements.

Employee Stock Options

Option Program Description

        Our stock option program is a broad-based, long-term retention program that is intended to attract, retain, and provide performance incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from three stock option plans (the "Plans"): 1) the 1994 Stock Option Plan, under which officers and key employees are granted options to purchase shares of our stock, 2) the 1999 Nonstatutory Stock Option Plan, our broad-based plan under which options may be granted to all employees and other service providers other than officers and non-employee directors, and 3) the 1996 Outside Directors Stock Option Plan, under which options are granted automatically under a pre-determined formula to non-employee directors. We consider our option programs critical to our operation and productivity; essentially all of our employees participate. Option vesting periods are 3 years for all of our plans.

        All stock option grants to current executive officers are made after a review by, and with the approval of, the Executive Compensation Committee of the Board of Directors. All members of the Executive Compensation Committee are independent directors, as defined in the rules applicable to issuers traded on The Nasdaq Stock Market. See the "Report Of The Executive Compensation Committee" appearing in the company's proxy statement dated March 5, 2002 for further information concerning the policies and procedures of the company and the Executive Compensation Committee regarding the use of stock options.

Distribution and Dilutive Effect of Options

        The following table provides information about stock options granted for 2000, 2001, and year to date as of August 30, 2002, to our Chief Executive Officer and our four other most highly compensated executive officers as identified in our 2002 Proxy Statement. This group is referred to as the Named Executive Officers. Please refer to the section headed "Executive Options" below for the Named Executive Officers.

        As of August 30, 2002, the total number of shares subject to outstanding options held by our Named Executive Officers amounted to 11% of the approximately 51 million outstanding options held by all employees. Options granted to employees for the years 2000 through the first nine months of fiscal 2002 are summarized as follows:

Employee and Executive Option Grants in 2000, 2001, and Year to Date as of August 30, 2002

	2002 YTD	2001	2000
Net grants during the period as % of outstanding shares(a)	0%	6%	6%
Net grants to Named Executive Officers during the period as % of total options granted	2%	11%	15%
Net grants to Named Executive Officers during the period as % of outstanding shares	0%	1%	1%
Cumulative options held by Named Executive Officers as % of total options outstanding	11%	12%	10%

(a)
"Net grants" equals the sum of the number of shares subject to options granted during the specified period reduced by the number of shares subject to options which were canceled or otherwise terminated during such period. Net grants as a percentage of outstanding shares is based on 236 million shares, 236 million shares, and 241 million shares of our common stock outstanding as of August 30, 2002, November 30, 2001 and November 30, 2000, respectively. All options and outstanding shares referred to in the above table have been adjusted to reflect the two-for-one stock split in the form of a stock dividend effected October 24, 2000.

        During the first nine months of fiscal 2002, we granted options to purchase approximately 3 million shares of our stock to our employees, which was a net grant of zero options after deducting approximately 3 million shares for options canceled. For additional information about our employee stock option plan activity for the years 1999 through 2001, and pro forma earnings presentation as if we had accounted for our grant of employee stock options using the fair value method of accounting under SFAS 123, please refer to Note 10 of our Notes to Condensed Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended November 30, 2001.

        For the first nine months of fiscal 2002, options granted to the Named Executive Officers amounted to 2% of the grants made to all employees. Options granted to the Named Executive Officers as a percentage of the total options granted to all employees vary from year to year. In 2000, there was a higher percentage of the total grants than in other years as the Executive Compensation Committee awarded additional options to key officers in recognition of their future potential in leading the corporation. These additional grants are not made every year. For additional information about the compensation of our executive officers and stock option grants to our Named Executive Officers, please refer to our Proxy Statement dated March 5, 2002.

General Option Information

        The following table sets forth the summary of activity under the Plans for our fiscal year ended November 30, 2001 and year to date as of August 30, 2002 (in millions):

Summary of Option Activity

	Period Ended
	August 30, 2002			November 30, 2001
	Shares Available for Options	Number of Shares Outstanding	Weighted Average Exercise Price	Shares Available for Options	Number of Shares Outstanding	Weighted Average Exercise Price
Beginning of period	15	54	$36.66	29	45	$38.26
Granted	(3)	3	37.03	(19)	19	28.38
Exercised	—	(3)	16.80	—	(5)	12.55
Canceled	3	(3)	46.02	5	(5)	44.89

End of period	15	51	$37.36	15	54	$36.66

        The following table sets forth a comparison as of August 30, 2002, of the numbers of shares subject to our options whose exercise prices were at or below the closing price of our common stock on August 30, 2002 ("In-the Money" options) to the numbers of shares subject to options whose exercise prices were greater than the closing price of our common stock on such date ("Out-of the Money" options) (in millions):

In-the-Money and Out-of-the-Money Option Information as of August 30, 2002

	Excercisable	Unexercisable	Total
In-the-Money	7	0	7
Out-of-the-Money(1)	19	25	44

Total Options Outstanding	26	25	51

(1)
Out-of-the-money options are those options with an exercise price above the closing price of our common stock of $20.10 on August 30, 2002, as reported by the Nasdaq National Market.

Executive Options

        The following table sets forth information regarding stock options granted year to date as of August 30, 2002, to our Named Executive Officers under the Plans. All options were granted with an exercise price equal to the closing price of our common stock on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with exercise. These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term of ten years. The assumed 5% and 10% rates of stock price appreciation are provided for purposes of illustration only and do not represent our estimate or projection of the future price of our common stock.

Options Granted Year to Date as of August 30, 2002, to Named Executive Officers

Individual Grants
	Number of Securities Underlying Options Granted(#)		% of Total Options Granted to Employees Year-to-Date(3)			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (in actual dollars)
Name				Exercise Price ($/Sh)	Expiration Date
						5%($)	10%($)
Bruce R. Chizen	—		—	—	—	—
Shantanu Narayen	—		—	—	—	—
Murray J. Demo	—		—	—	—	—
Jimmie E. Stephens, Jr.	—		—	—	—	—
Former Officer
Colleen M. Pouliot(1)	40,000	(2)	2%	$39.04	4/12/2012	$982,082	$2,488,788

(1)
Ms. Pouliot retired as General Counsel, Secretary and an executive officer of the Company on November 30, 2001. Effective November 29, 2001, she became a member of the Board of Directors. Ms. Pouliot left the Company on April 9, 2002.

(2)
Option grant in connection with Ms. Pouliot's status as a non-employee director.

(3)
Based on year-to-date total of 3 million shares subject to options granted to employees under our option plans.

Stock Option Exercises and Holdings

        The following table shows stock options exercised year to date as of August 30, 2002, by the Named Executive Officers, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day, if the shares were not sold that day. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of August 30, 2002, is shown. Also reported are the values for "in-the-money" options. The dollar amounts shown in the "in-the-money" column represent the positive spread between the exercise price of any such existing stock options and price as of August 30, 2002 of the Company's Common Stock.

Option Exercises and Remaining Holdings Year to Date as of August 30, 2002, of Named Executive Officers

			Number of Securities Underlying Unexercised Options at August 30, 2002		Value of Unexercised In-the Money Options at August 30, 2002($)(2)
Name	Shares Acquired on Exercise(#)	Value Realized(1)($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce R. Chizen	150,000	$3,905,278	1,070,285	1,239,206	—	—
Shantanu Narayen	27,000	723,928	668,719	661,981	$263,071	—
Murray J. Demo	—	—	456,282	544,710	116,375	—
Jimmie E. Stephens, Jr.	52,500	1,561,705	370,321	418,847	—	—
Former Officer
Colleen M. Pouliot	184,734	4,855,694	—	40,000	—	—

(1)
The "value realized" represents the difference between the closing price of the underlying shares of common stock and the exercise price of the stock options on the actual exercise date.

(2)
Option values are based on the closing price of our common stock price of $20.10 as reported by the Nasdaq National Market on August 30, 2002.

Equity Compensation Plan Information

        The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of August 30, 2002, including Adobe's 1994 Stock Option Plan, 1994 Performance and Restricted Stock Plan, 1996 Outside Directors' Stock Option Plan, 1997 Employee Stock Purchase Plan, 1999 Nonstatutory Stock Option Plan, and the Aldus 1984 Restated Stock Option Plan (in millions):

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16		$28.85	27
Equity compensation plans not approved by security holders	34	(1)	$41.40	5

Total	50		$37.36	32

(1)
Issued under our 1999 Nonstatutory Stock Option Plan above, which does not require the approval of and has not been approved by our stockholders.

We Disclose Pro Forma Financial Information

        We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also disclose and discuss certain pro forma financial information in our related earnings release and investor conference call. Our pro forma financial information excludes unusual or non-recurring events or transactions, restructuring and other charges, acquired in-process research and development, amortization of goodwill and purchased intangibles, and gains and losses on investments in equity securities. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the Securities and Exchange Commission, and our quarterly earnings releases and compare those GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, as well as in some of our other reports.

        The following table shows the Company's pro forma results reconciled to the GAAP Condensed Consolidated Statements of Income for the three and nine months ended August 30, 2002 and August 31, 2001. Our pro forma information presented below may not be comparable to similarly titled measures reported by other companies. Our pro forma results for fiscal 2002 and fiscal 2001 exclude restructuring and other charges, acquired in-process research and development, amortization of goodwill and purchased intangibles, and investment losses.

	Three Months Ended		Nine Months Ended
	August 30, 2002	August 31, 2001	August 30, 2002	August 31, 2001
	(in thousands)
GAAP income before income taxes	$69,413	$60,140	$222,515	$255,753
Restructuring and other charges	—	—	1,605	—
Acquired in-process research and development	—	—	5,769	—
Amortization of goodwill and purchased intangibles	3,541	3,568	10,623	10,731
Investment losses	4,198	39,447	13,393	87,516

Pro forma income before income taxes	77,152	103,155	253,905	354,000
Income tax provision	24,689	34,041	81,250	116,820

Pro forma net income	52,463	69,114	172,655	237,180

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS No. 142 is effective. In accordance with SFAS No. 142, goodwill resulting from our recent acquisition of Accelio in April 2002 is not amortized. We will fully adopt SFAS No. 142 beginning in our fiscal year 2003. We are currently evaluating the impact of SFAS No. 142 on our financial position and results of operations.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We will adopt SFAS No. 143 beginning in our fiscal year 2003. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial position or results of operations.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB No. 30"), "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 144 beginning in our fiscal year 2003. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results of operations.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We will adopt SFAS No. 145 beginning in our fiscal year 2003. We do not expect the adoption of SFAS No. 145 to have a material impact on our financial position or results of operations.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No.146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)," required an exit cost liability be recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. We are currently evaluating the impact SFAS No. 146 will have on our financial statements and related disclosures.

LIQUIDITY AND CAPITAL RESOURCES

	August 30, 2002	November 30, 2001	Change
	(dollars in millions)
Cash, cash equivalents and short-term investments	$636.2	$581.6	9%
Working capital	$519.0	$453.7	14%
Stockholders' equity	$760.2	$617.0	23%

        Our cash, cash equivalents, and short-term investments consist principally of money market funds, municipal bonds, and marketable equity securities. All of our short-term investments are classified as available-for-sale under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair market value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Realized gains and losses are recognized when realized in our consolidated statements of income.

        Cash provided by operating activities was $193.4 million during the first nine months of fiscal 2002 compared to $290.1 million for the same period last year. Cash provided by operating activities for the nine months ended August 30, 2002, was primarily due to net income of $151.3 million and net non-cash related expenses of $73.8 million, partially offset by a net decrease in operating assets and liabilities of $31.7 million. Cash provided by operating activities for the nine months ended August 31, 2001, was primarily due to net income of $171.4 million and net non-cash related expenses of $151.5 million, partially offset by a net decrease in operating assets and liabilities of $32.8 million. Our cash provided by operating activities decreased in the first nine months of fiscal 2002 compared to the same period last year primarily as the result of the decreases in revenue and operating income that occurred, in part, as a result of weak economic conditions.

        Cash used by investing activities was $181.7 million for the first nine months of fiscal 2002 compared to cash provided by investing activities of $67.3 million for the same period last year. Cash used by investing activities for the nine months ended August 30, 2002, was primarily due to purchases of short-term investments of $449.9 million and acquisitions of property and equipment of $20.3 million, partially offset by maturities and sales of short-term investments of $298.7 million. Cash provided by investing activities for the nine months ended August 31, 2001, was primarily due to maturities and sales of short-term investments of $387.9 million, partially offset by purchases of short-term investments of $287.5 million, and acquisitions of property and equipment of $34.3 million. We expect to continue to invest in short-term investments and purchase additional property and equipment to support our growth.

        Cash used for financing activities was $90.1 million for the first nine months of fiscal 2002 compared to $301.1 million for the same period last year. Cash used for financing activities for the nine months ended August 30, 2002 and August 31, 2001, was primarily used for the purchase of treasury stock of $158.3 million and $384.2 million, respectively, offset by proceeds from the issuance of treasury stock related to the exercise of stock options under our stock option plans and the sale of stock under the Employee Stock Purchase Plan of $77.1 million and $92.1 million, respectively.

        Our bad debt reserve decreased by $2.6 million during fiscal 2002 primarily due to a reclassification of a reserve to current liabilities related to a bankrupt distributor.

        Our existing cash, cash equivalents, and investment balances may decline during fiscal 2002 due to further weakening of the economy or changes in our planned cash outlay. However, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, those related to: customer acceptance of new products and upgrades; delays or problems associated with integrating newly acquired technologies; weakness in demand for our products; the impact of competition; and other risks detailed in the section "Factors That May Affect Future Results of Operations."

        We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to purchase treasury stock and acquire software companies, products, or technologies that are complementary to our business.

        We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for the first, second, and third quarters of fiscal 2002. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

  Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program, which is designed to minimize dilution from employee stock plans, we sold put warrants to independent third parties in the third quarter of fiscal 2002. Each put warrant entitles the holder to sell one share of Adobe's common stock to Adobe at a specified price for cash or stock at Adobe's option. At August 30, 2002, under our on-going plan to minimize dilution from employee stock plans, approximately 5.8 million put warrants were outstanding that expire through December 2002, with an average exercise price of $29.46 per share, resulting in a total potential cash outlay of approximately $171.7 million if all put warrants are exercised.

        In addition, we purchased call options from independent third parties that entitle us to buy shares of our common stock on certain dates at specified prices. At August 30, 2002, approximately 3.6 million call options were outstanding that expire on various dates through December 2002 with an average exercise price of $31.53 per share, resulting in a total potential cash outlay of approximately $114.3 million if all call options are exercised.

        During the third quarter of fiscal 2002, we repurchased approximately 2.9 million shares of Adobe stock at a cost of $89.7 million as part of our on-going share repurchase program to offset dilution from employee stock plans.

        Currently, each contract for put warrants has a corresponding contract for call options with an identical expiry date. Consequently, either the call option or put warrant, but not both, may be exercised.

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

        At August 30, 2002, under our March 2001 5.0 million share plan, approximately 3.0 million put warrants were outstanding that expire through December 2002 with an average exercise price of $25.20 per share, resulting in a total potential cash outlay of approximately $75.2 million in fiscal 2003 if all put warrants are exercised. In addition, at August 30, 2002, approximately 2.0 million call options were outstanding that expire at various dates through December 2002 with an average price of $27.23 per share, resulting in a total potential cash outlay of approximately $54.8 million if all call options are exercised.

        During the third quarter of fiscal 2002, we repurchased approximately 1.2 million shares at a cost of $21.4 million under our March 2001 5.0 million share program.

        Currently, each contract for warrants has a corresponding contract for call options with an identical expiry date. Consequently, either the call option or put warrant, but not both, may be exercised.

        Our put and call option contracts provide that we, at our option, can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

        On September 25, 2002, subject to certain business and market conditions, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a three-year period. We have not made any purchases under this 5.0 million share repurchase program.

COMMITMENTS

        Our principal commitments as of August 30, 2002, consist of obligations under operating leases, a real estate financing agreement, venture investing activities, royalty agreements, and various service agreements. Please refer to Note 7 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

        Under the terms of the lease agreements and the real estate financing agreements, we may pay cash dividends unless an event of default has occurred or we do not meet certain financial ratios.

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

        Our Japanese operating expenses are in yen, and our European operating expenses are primarily in euro, which mitigates a portion of the exposure related to yen and euro denominated licenses. In addition, we hedge firmly committed transactions using forward contracts. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. We also hedge a percentage of forecasted international revenue with forward and purchased option contracts. Our revenue hedging policy is designed to reduce the negative impact on our forecasted revenue due to foreign currency exchange rate movements. As of August 30, 2002, all contracts were set to expire at various times through February 2003. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with high quality counterparties with specific minimum rating requirements. In addition, our hedging policy establishes maximum limits for each counterparty.

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

        We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the third quarter ended August 30, 2002, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At August 30, 2002, the outstanding balance sheet hedging derivatives had maturities of 60 days or less.

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

  Fixed Income Investments

        At August 30, 2002, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $560.9 million compared to $404.1 million at November 30, 2001, an increase of 38%. These securities are subject to interest rate fluctuations. Changes in interest rates could adversely affect the market value of our fixed income investments.

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

  Interest Rate Hedging Instruments

        We are exposed to interest rate risk on operating lease obligations that are tied to short-term interest rates (LIBOR). As short-term interest rates rise, it may negatively impact our net income. Our policy permits us to hedge this interest rate risk using swap agreements. The swap agreements exchange variable interest rate payments for fixed interest rate payments with high quality counterparties. Our swaps are designated as cash flow hedges under SFAS No. 133 because they hedge against changes in the amount of future cash flows. The critical terms of the cash flow hedging instruments are the same as the underlying obligation, so the change in fair value of the swaps is recognized in accumulated other comprehensive income. If, for some reason, the terms of the hedge no longer matched the underlying obligation, the change in value of the ineffective portion would be recognized in other income (loss) on the consolidated statement of income.

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

        We have a policy in place to review privately held investments on a regular basis to evaluate the carrying amount and economic viability of these companies. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies.

ITEM 4.    CONTROLS AND PROCEDURES

(a)
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Adobe's disclosure controls and procedures are effective.

(b)
There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We previously reported on patent lawsuits between Adobe and Macromedia pending in the U.S. District Court of Delaware and the U.S. District Court for the Northern District of California. Adobe and Macromedia reached a settlement resolving the above-referenced patent disputes on July 17, 2002. The terms of the settlement are confidential.

        On September 3, 2002, Adobe filed suit in the U.S. District Court, Northern District of California ("the California Action"), against International Typeface Corporation ("ITC") and Agfa Monotype Corporation ("AMT"), companies which have common ownership and management, seeking a declaration that Adobe's distribution of font software, which generates ITC typefaces, did not breach its contract pursuant to which Adobe licensed certain rights with respect to ITC typefaces. The California Action also seeks a declaration that Adobe did not violate the Digital Millennium Copyright Act ("DMCA") with respect to, or induce or contribute to the infringement of copyrights in, ITC's and AMT's TrueType font software. On September 4, 2002, Adobe initiated arbitration proceedings in London, England ("the London Arbitration") against AMT, seeking a declaration that Adobe's distribution of font software that generates AMT typefaces did not breach its contract pursuant to which it licensed certain rights with respect to AMT typefaces.

        Both the California Action and the London Arbitration were precipitated by notices from AMT and ITC alleging breach of their respective agreements with Adobe, and related correspondence threatening to sue Adobe for violating the DMCA, and inducing or contributing to the infringement of ITC and AMT copyrights. AMT and ITC appear to allege that Adobe breached its agreements with them by allowing end users of Adobe font software programs to distribute an unlimited number of copies of electronic documents with Adobe font software that generates AMT and ITC typefaces embedded in those documents. They also appear to allege that Adobe violated the DMCA, and contributed to or induced the infringement of their copyrights in TrueType font software programs, by distributing Adobe Acrobat 5.0. AMT has made a preliminary breach of contract claim in response to Adobe's arbitration demand in the London Arbitration. If AMT prevails on its breach of contract claims, AMT may have the right to terminate Adobe's right to distribute any of its products that then still contain font software that generates AMT typefaces.

        Adobe asserts that it negotiated for and obtained express, written licenses from both AMT and ITC approximately ten years ago permitting Adobe to allow end users to embed AMT and ITC fonts in electronic documents for "print and view." Adobe also asserts that Adobe Acrobat 5.0, which AMT and ITC correctly acknowledge has been superceded by version 5.05, neither violates the DMCA nor induces or contributes to the infringement of copyrights in, ITC's and AMT's TrueType font software.

        On September 5, 2002, after Adobe filed the California Action and initiated the London Arbitration, AMT and ITC filed suit against Adobe in the U.S. District Court, Eastern District of Illinois ("the Illinois Action") against Adobe, asserting only that Adobe's distribution of the superceded 5.0 version of Adobe Acrobat violated the DMCA, as described above. The Illinois Action seeks statutory damages of $200-$2,500 for each copy of Acrobat 5.0 found to violate the DMCA, a claim that Adobe disputes as a matter of law and fact. The Illinois Action also seeks injunctive relief with respect to Acrobat 5.0, although it specifically alleges, correctly, that Adobe no longer distributes Acrobat 5.0.

        The Company believes that all of AMT's and ITC's allegations are without merit, and will seek to dismiss or stay the Illinois Action because it is duplicative, and subsumed by the claims in, the earlier filed California Action.

        The results of any litigation are inherently uncertain, and AMT and ITC may assert other claims. Adobe cannot assure that it will be able to successfully defend itself against the Illinois Action or any other AMT or ITC lawsuit, or that Adobe will prevail in the London Arbitration or California Action. The

Illinois Action seeks an unspecified aggregate dollar amount of damages. A favorable outcome for AMT or ITC in these actions could have a material adverse effect on Adobe's business, financial condition and operating results. Management strongly believes that the claims of AMT and ITC are without merit and will pursue its London Arbitration and the California Action as well as defend the Illinois Action vigorously.

        On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc., and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled "Client-Server System Using Embedded Hypertext Tags For Application And Database Development." The plaintiff's Complaint asserts that "Defendants have infringed, and continue to infringe one or more claims of the '712 patent by making, using, selling and/or offering for sale, inter alia, products supporting Microsoft Active Server Pages technology." The plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for "willful infringement," and fees and costs. Adobe strongly disagrees with the plaintiff's claims and intends to vigorously defend against this action.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Index to Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.2.11	Amended and Restated Bylaws as currently in effect	10-Q	7/16/01	3.2.11
3.4	Agreement and Plan of Merger effective 5/30/97 (by virtue of a reincorporation), by and between Adobe Systems Incorporated, a California corporation and Adobe Systems (Delaware) Incorporated, a Delaware corporation	10-Q	05/30/97	2.1
3.6	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
4.2	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
10.1.6	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.21.3	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.23	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.24	1994 Stock Option Plan*	10-Q	5/27/94	10.1.7
10.25	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.26	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.28	1996 Outside Directors Stock Option Plan*	10-Q	05/31/96	10.36
10.29	1996 Outside Directors' Stock Option Plan, as amended*	S-8	6/16/00	4.7
10.30	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.31	1996 Outside Directors Stock Option Plan, as amended*	10-Q	7/16/01	10.75
10.32	1996 Outside Directors' Stock Option Plan, as amended	S-8	6/14/02	4.6
10.33	1999 Nonstatutory Stock Option Plan*	S-8	9/15/99	4.6
10.34	1999 Nonstatutory Stock Option Plan, as amended*	S-8	12/22/00	4.6
10.35	1999 Nonstatutory Stock Option Plan, as amended*	S-8	3/15/01	4.7
10.36	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.40	Form of Indemnity Agreement*	10-K	11/30/90	10.17.2
10.41	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.42	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.43	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52
10.44	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.53	Amended, Restated and Consolidated Master Lease of Land and Improvements by and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.54	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54
10.56	Note Secured by Deed of Trust and Promissory Note*	10-K	12/3/99	10.56
10.66	Credit Agreement among Adobe Systems Incorporated, Lenders Named therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.66
10.67	Amendment No. 1 to 1999 Credit Agreement among Adobe Systems Incorporated, Lenders Named Therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.67
10.68	Amendment No. 1 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	7/16/01	10.68
10.69	Amendment No. 2 to Amended, Restated, and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	9/1/00	10.68
10.77	Lease agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.78	Participation agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.79	Confidential Resignation Agreement*	10-K	2/21/02	10.79
10.80	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80
99.1	Certification of Chief Executive Officer				X
99.2	Certification of Chief Financial Officer				X

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

Date: October 15, 2002

CERTIFICATIONS

I, Bruce R. Chizen, Chief Executive Officer of the registrant, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Adobe Systems Incorporated;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 15, 2002	/s/ BRUCE R. CHIZEN Bruce R. Chizen Chief Executive Officer

I, Murray J. Demo, Chief Financial Officer of the registrant, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Adobe Systems Incorporated;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 15, 2002	/s/ MURRAY J. DEMO Murray J. Demo Chief Financial Officer

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
ADOBE SYSTEMS INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
ADOBE SYSTEMS INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share data) (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
SUMMARY OF TRADEMARKS