Form 10-K
period 2002-11-29
ADOBE SYSTEMS INC
filed 2003-02-26
CIK 796343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K
________________

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 29, 2002

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [X] No [ ]

The aggregate market value of the registrant's common stock, $0.0001 par value per share, held by non-affiliates of the registrant on May 31, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was $1,462,142,091 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 24, 2003, 231,074,795 shares of the registrant's common stock, $.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended November 29, 2002, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including, but not limited to, those related to product and marketing plans, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Future Performance." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission ("SEC"), including the Quarterly Reports on Form 10-Q to be filed in 2003. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions, as well as statements regarding Adobe's focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

Item 1.  Business

Founded in 1982, Adobe Systems Incorporated ("Adobe" or the "Company") offers a line of software for consumers, businesses, and creative professional customers. Our products enable customers to create, manage and deliver visually rich, compelling and reliable content. We license our technology to hardware manufacturers, software developers, and service providers, and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, and original equipment manufacturers ("OEMs"); direct to end users; and through our own website at www.adobe.com. We have operations in the Americas; Europe, Middle East, and Africa ("EMEA"); and Asia. Our software runs on Microsoft Windows, Apple Macintosh, Linux, UNIX, Palm OS, Pocket PC, and Symbian platforms.

Adobe was originally incorporated in California in October 1983 and was reincorporated in Delaware in May 1997. We maintain executive offices and principal facilities at 345 Park Avenue, San Jose, California 95110-2704. Our telephone number is 408-536-6000. We maintain a World Wide Web site at www.adobe.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC website at www.sec.gov.

BUSINESS OVERVIEW

In the early 1980s, Adobe developed software that initiated desktop publishing. Today, we continue to be uniquely positioned to make changes not only to how society creates visually rich information for print and the Web, but also as to how it distributes and accesses that information electronically.

In the simplest of terms, Adobe helps people communicate better. By delivering powerful graphic design, publishing, and imaging software for print, Web, and video production, we help people express, share, and manage their ideas in imaginative and meaningful new ways.

Our strategy is to address the needs of a variety of customers, which include creative professionals -- graphic designers, Web designers, videographers, photographers, and professional publishers; users at work --- knowledge workers, IT managers, line of business managers, and executives; and users at home --- digital imaging and digital video hobbyists and enthusiasts. We execute on this strategy by delivering products that support industry standards and can be deployed on multiple computing environments, including Microsoft Windows, Apple Macintosh, Linux, UNIX, Palm OS, Pocket PC, and Symbian platforms.

PRODUCTS AND MARKETS OVERVIEW

Due to a change in business strategy and organizational structure, we have realigned our business segments beginning in the first quarter of fiscal year 2003. Beginning November 30, 2002, a newly named Creative Professional segment replaced the former Cross-media Publishing segment, and now includes Adobe Illustrator and Adobe Graphics Server (formerly called Adobe AlterCast). In addition, a newly named Digital Imaging and Video segment replaced the former Graphics segment. Our ePaper business segment remains the same, including revenue from our recently-acquired Accelio Corporation ("Accelio") business (acquired in the second quarter of fiscal 2002). Our OEM Postscript and Other segment remains the same.

For more information on our old and new segment reporting, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 17 of our Notes to Consolidated Financial Statements.

Beginning in fiscal 2003, we categorize our products into the four principal business segments as explained below.

Creative Professional

Creative Professional Market Opportunity

Since Adobe was founded in the early 1980's, a core customer of the Company has been the creative professional. Graphic designers, production artists, Web designers, technical writers, videographers, photographers, and prepress professionals use and rely on Adobe's solutions for professional publishing, Web design, business document publishing, and printing visually rich information. Our software tools are used by creative professionals to create much of the printed and on-line information people see and read every day, including newspapers, magazines, Web sites, catalogs, advertisements, brochures, product documentation, technical manuals, books, eBooks, memos, reports, and banners.

Since the global economic downturn began early in 2001, creative professionals have been under economic duress. They derive their revenue mainly from marketing and ad spending in corporations. With a global reduction in marketing spending, the businesses of creative professionals have suffered. Consequently, there has been a decline in spending by creative professionals on software, a decline in growth of the number of creative professionals, and for Adobe, a decline in revenue from the creative professional customer segment.

However, the Creative Professional market continues to evolve, with increased needs to derive greater efficiency from the software they use, the need to streamline their publishing workflows, and the desire to repurpose content across a variety of media.

Adobe's brand and customer loyalty in this market continues to be strong. Existing customers purchase upgrades and new units of our creative professional products because of the frequent use of the products in their daily work. However, until an economic recovery occurs in the major countries in which we do business, we believe that our creative professional business will continue to be challenging.

As part of our corporate strategy, we are increasing our focus on the creative professional customer. Thus, we have established a new creative professional business unit that will focus solely on the needs of this customer. In fiscal 2003, the creative professional business unit will focus on two key strategies: 1) increasing the number of Adobe products they use and 2) enabling more efficient collaboration and workflow through improved product integration and by offering a professional version of Acrobat to assist in digitizing their publishing workflow.

To accomplish these two strategies, Adobe plans to execute against a number of key imperatives. They include: continue to provide best-of-class products; grow usage of Adobe products such as professional page layout and illustration, introduce a new version of Adobe Acrobat which will have specific features creative professionals can use to increase their productivity; and focus on the licensing of collections of Adobe software applications that provide a more complete integrated solution for various types of creative professionals. In addition, the Company plans to continue to focus on enhancing support for eXtensible Markup Language ("XML") in its products, and to enhance the use of Adobe Portable Document Format ("PDF") creation and workflow capabilities in its products -- both of which we expect to result in fast, reliable multi-device output.

In fiscal 2002, Adobe responded to the needs of our customers by delivering several new releases of our Creative Professional software applications. In the first quarter of fiscal 2002, we released new versions of Adobe InDesign -- our software used for professional page layout -- and Adobe GoLive, which is used for Web site content creation and production. In addition, we also shipped a new graphics server product, Adobe Graphics Server (formerly called Adobe AlterCast) to automate the production of images and graphics for data driven content.

In the second quarter of fiscal 2002, we shipped Adobe FrameMaker 7.0, which is our long-document, technical authoring software application.

In the third quarter of fiscal 2002, we shipped Adobe InCopy 2.0, the companion product to Adobe InDesign for copy editing in the professional page layout market. Finally, we also shipped Adobe Content Server 3.0, which is a server product that customers use to create, manage the rights for, and distribute eBooks.

We will work to enhance the integration of our products and provide creative professionals the best possible design experience with Adobe software tools. We plan to continue to provide solutions that help publishers of printed material reuse and repurpose their information to output formats beyond that of print, including Web and wireless formats.

Creative Professional Products

Adobe Content Server---an easy-to-use, all-in-one system for publishers, distributors, retailers, and individual authors to prepare, secure, and license eBooks in Adobe PDF directly from their Web sites.

Adobe Creative Suite Standard Edition---suite of three application products that offers creative professionals software to modify images, create vector diagrams, and produce graphical layouts; includes Adobe Illustrator, Adobe InDesign, and Adobe Photoshop.

Adobe Creative Suite Premium Edition---suite of six professional and integrated software solutions that creative professionals can use to create, modify, format and manage content to be printed, published on the web, sent over wireless links, and viewed on screen. This suite offers document authoring for the Web and wireless devices, digital imaging modification, and digital document sharing. The different applications share a similar user interface and share several commands, tools, palettes and keyboard short-cuts. The suite includes Adobe Acrobat, Adobe GoLive, Adobe InDesign, Adobe Illustrator, Adobe Photoshop, and Adobe Premiere.

Adobe Design Collection---suite of four award-winning application products that allows creative professionals to create and produce high-quality images, illustrations, and layouts, and to publish documents across multiple media; includes Adobe Acrobat, Adobe Illustrator, Adobe InDesign, and Adobe Photoshop.

Adobe Acrobat eBook Reader---software that displays Adobe PDF-based eBooks on notebook and desktop computers in full color, with the high quality and careful design found in printed books.

Adobe Font Folio---contains the entire Adobe Type Library, unlocked and ready to use.

Adobe FrameMaker---an application for authoring and publishing long, structured, content-rich documents including books, documentation, technical manuals, and reports; provides users a way to publish their content to multiple output formats, including print, Adobe PDF, Hypertext Markup Language ("HTML"), XML, and Microsoft Word.

Adobe GoLive---professional Web design and publishing software that provides innovative tools that Web authors require to design, layout, produce, and maintain content for Web sites and wireless Web devices without the need for complex multimedia programming.

Adobe Graphics Server---formerly called Adobe AlterCast; imaging server software used to create and maintain digital graphics and images on frequently updated data-driven content, such as Web sites and printed catalogs, by automating the creation and the reuse of images; integrates with content management and e-commerce systems to automate workflows, and eliminates the tedious manual tasks of refining and reformatting images for specific purposes.

Adobe Illustrator---a vector-based illustration design tool used to create compelling graphic artwork for print publications and the Web.

Adobe InCopy---an editorial tool for collaboration between writers, editors, and copy-fitters; InCopy is a companion to Adobe InDesign and is licensed through Adobe's system integrator partners servicing the professional publishing market.

Adobe InDesign---a page-layout application for publishing professionals; based on an open, object-oriented architecture that is extensible, it enables Adobe and its industry partners to deliver powerful publishing solutions for magazine, newspaper, and other high-end publishing applications.

Adobe PageMaker---software used to create high-quality business documents simply and reliably with robust page layout tools, templates, and stock art.

Adobe Publishing Collection---suite of four award-winning application products that allows business users to create professional-quality business communications; includes Adobe Acrobat, Adobe Illustrator, Adobe PageMaker, and Adobe Photoshop.

Adobe Type Basics---includes Adobe's best-selling typefaces, plus Adobe Type Manager; makes it easy to create beautiful text for print, Web, and video projects.

Adobe Type Manager---provides powerful, easy management of all PostScript Type 1, OpenType, and TrueType fonts.

Adobe Web Collection---a comprehensive, integrated software suite that allows users to design still and interactive Web graphics, optimize graphics for efficient downloading, and build dynamic Web sites that support the latest technology and standards; includes Adobe Acrobat, Adobe GoLive, Adobe Illustrator, and Adobe Photoshop.

Digital Imaging and Video

Digital Imaging and Video Market Opportunity

With the first release of Adobe Photoshop more than ten years ago, and with a strong market presence with our imaging and video editing tools today, Adobe sets the standard for digital imaging software. Customers in the digital imaging and video segment include graphic designers, photographers, Web content creators, and multimedia, film, and video producers who work in industries such as advertising, marketing communications, graphic design, printing, publishing, architecture, fine arts, Web design/consulting, and entertainment. They rely on Adobe's digital imaging and digital video editing solutions to create and enhance many of the pictures and video we see everyday in print, on television, and on the Web.

Driving the market opportunities for Adobe in this segment is the growth in the use of digital devices such as digital cameras, digital video cameras, multi-media-enabled computers, scanners, DVD players, Web-capable and image-enabled handheld devices and cellular phones, as well as broadband adoption. As more and more users migrate towards digital photography and digital video recording, the potential market for Adobe grows.

Adobe's digital imaging and video segment consists of powerful software products used by creative professionals, business users, and hobbyists at home to create visually rich content.

Creative professionals use Adobe's digital imaging and video software to create content found in communication media such as books, newspapers, magazines, Web sites, brochures, movies, and television. The digital content they create, which includes photographic images, video, streaming media, and animations, are created with our software tools in order to make their work stand out and to differentiate their companies' products and services from their competitors.

Business users utilize digital imaging and digital video software to enhance digital images and video when accomplishing tasks such as enhancing corporate communications, creating presentations and sales training materials, and developing content for internal (intranet) websites. Hobbyists use this type of software to take advantage of the advancements made in digital photography and video technology to enhance, manage, and share their personal photographs and videos.

As the use of digital photography and digital video cameras grows, we believe creative professionals throughout the world will continue to require software solutions to edit, enhance, and manage their digital photographs and digital videos. We also believe business and hobbyist users will need digital imaging and digital video software as more people use digital cameras and digital camcorders.

We have responded to these market opportunities by delivering several new releases of our digital imaging and video software applications. In the second quarter of fiscal 2002, we released version 7.0 of our Adobe Photoshop product, which is the industry-leading product for digital imaging. In the third quarter of fiscal 2002, we released version 2.0 of our Adobe Photoshop Elements product, which is our digital imaging product targeting the photo editing market for the mid-range hobbyist and enthusiast. We also released version 6.5 of Adobe Premiere, an updated release of our digital video-editing product.

We plan to work with Intel, Microsoft, Dell and Sony to help make Microsoft Windows, and the Intel architecture a strong digital video authoring platform for our customers. With our digital imaging products, we plan to continue to innovate with our Photoshop product to meet the needs of its creative professional customers, while expanding the Photoshop software customer base by improving the interface of the product to be more accessible to non-professional users (business and home users). We have announced plans to introduce new products targeting home user digital image management and professional DVD authoring in fiscal 2003. We plan to leverage the rich media content qualities of Adobe PDF and the vast installed base of Adobe Acrobat Readers to let users of these products easily share their digital photographs in Adobe PDF.

With our digital video products, we plan to take advantage of the improved video-related performance of the latest generation of personal computers, which we believe will allow us to expand our volume in shrink-wrapped software sales independent of our traditional third-party computer video board OEM channel. We intend this channel strategy switch to decrease the percentage of digital video revenue derived through our historical third party computer video board OEM channel and increase the percentage derived through our shrink-wrapped software channels.

Digital Imaging and Video Products

Adobe After Effects---software used to create sophisticated animation, motion compositing, and special effects found in multimedia, television broadcast, film, and the Web.

Adobe Atmosphere (beta)---a software tool for authoring graphically rich three dimensional worlds that viewers on the Web can figuratively enter and interact in; provides a platform for creating realistic and immersive environments that offer a revolutionary approach to content, Web navigation, community, and communication.

Adobe Digital Video Collection---suite of four integrated application products that allows users to produce professional-quality video, film, multimedia, and Web projects; includes Adobe After Effects, Adobe Illustrator, Adobe Photoshop, and Adobe Premiere.

Adobe LiveMotion---a software tool that allows professional designers to create two-dimensional Web graphics; it provides designers with a rich set of content creation tools for creating both vector and raster graphics in one application for increased productivity.

Adobe PhotoDeluxe---software that allows consumers and small businesses to easily enhance and personalize their photos for a wide variety of applications in print and electronic media.

Adobe Photoshop---provides photo design enhancement capabilities for print, the Internet, and multi-media; used by graphic designers, professional photographers, Web designers, professional publishers, and video professionals.

Adobe Photoshop Album - offers unique, easy-to-use interface to find, organize, share, and edit digital photographs; designed for consumers so that they can manage their collections of digital photographs, easily share photos via e-mail and the Web, create digital slide shows and photo albums, and get their photographs printed via on-line photo finishing services; works well with Photoshop Elements when more advanced digital photograph editing and touch-up is needed.

Adobe Photoshop Elements---offers unique, easy-to-use, powerful image-editing tools designed specifically for amateur photographers and hobbyists who want to create professional-quality images for print and the Web.

Adobe Premiere---professional digital video-editing software used to create broadcast-quality movies for video, film, DVD, multimedia, and streaming over the Web.

Adobe SVG Viewer---a plug-in for Web browsers that allows users to view Web graphics created in Scalable Vector Graphics ("SVG") format.

ePaper

ePaper Market Opportunity

A significant opportunity exists to enable intelligent integration of paper and digital document communications with fidelity and reliability in businesses and governments around the world. Adobe Acrobat software, the cornerstone of our ePaper family of products, at its most basic level enables users to create PDF files --- the worldwide standard for secure and reliable electronic document distribution.

With more than 500 million distributed copies of our Acrobat Reader --- the free multi-platform Adobe PDF viewing software --- Adobe has created a ubiquitous platform for the reliable distribution of electronic documents. The Acrobat Reader is available on the most common operating system platforms, including Microsoft Windows, Apple Macintosh, Linux, various Unix-based platforms, and portable device systems such as Palm OS, Pocket PC, and the Symbian operating system for cellular phones. Together, Acrobat, Adobe PDF, and the Acrobat Reader assure creators of electronic documents that their content will display and print the way they are intended, and that the documents are protected, if they choose, from unauthorized access and alterations.

With additional capabilities in Acrobat that allow users to annotate, collaborate, secure, digitally sign, and archive PDF documents, we believe our ePaper product line delivers unique functionality in many markets. Governments working to deploy eGovernment initiatives, and companies in regulated industries such as aerospace, financial services, insurance, legal, and pharmaceutical --- those with paper-intensive processes --- use Adobe ePaper solutions to ensure that their electronic documents are delivered reliably and securely, and can be viewed by the recipient in the exact form that the originator intended. Enterprises and governments that deploy Adobe ePaper solutions reduce paper and storage costs, improve customer satisfaction, and realize productivity and time-to-market gains.

Based on the growth in the use of electronic document content, the increasing focus on eGovernment initiatives, and the desire of enterprise customers to utilize XML and extend their businesses beyond the confines of their internal back-end systems, we have increased our investment in our ePaper business during fiscal 2002. These investments include enhancing our research and development strategy and our solutions-based go-to-market capabilities. In marketing and engineering, we have teams that focus on ePaper desktop-based software opportunities and on end-to-end server-based ePaper solution opportunities. To supplement our solution offerings, we acquired Accelio, a supplier of electronic forms and business process automation software solutions, in the second quarter of fiscal 2002.

In our field organization, we realigned our resources throughout fiscal 2002 to focus more heavily on ePaper opportunities. Our goal is to have a majority of our field-based resources focused on ePaper desktop and server-based solutions targeting corporate and government accounts.

With the previously described emerging market trends, and with the addition of Accelio-derived solutions, Adobe has refined its strategy to focus on three distinct ePaper business opportunities in fiscal 2003. They are Document Generation, Document Collaboration, and Document Process Management.

Document Generation

There is a significant Document Generation market opportunity for transforming raw business data into visually rich, dynamic, customer-focused documents for delivery anytime, anywhere, on any device. In many cases, documents are the main source of interaction governments and businesses have with their constituents, partners, vendors, and customers. Documents are used to generate revenue (such as catalogs, brochures, mailers), conduct transactions (such as tax forms, invoices, loan documents and account statements), and transfer knowledge (such as user manuals, product specifications and financial reports).

We believe the key to producing documents that drive business is an enterprise-strength document generation solution that takes content from multiple sources, dynamically generates documents, and securely and reliably delivers those documents over a variety of systems and devices. Adobe's solutions for Document Generation are intended to: improve customer satisfaction by enabling "self-serve" dynamic document generation, anytime, anywhere, on any device; ensure that documents appear exactly as intended and are protected from unauthorized changes; and reduce costs by automating document and image production processes.

We provide both desktop and server-based solutions for the Document Generation market. On the desktop, Adobe Acrobat generates electronic documents from everyday office applications, such as Microsoft Office. On servers, Adobe offers a combination of products to generate documents, including Adobe Output Server and Adobe Document Server. These server products merge output, including XML-based data, from enterprise applications such as Customer Relationship Management ("CRM"), Enterprise Resource Planning ("ERP"), content management, and legacy systems with highly formatted document templates to generate personalized, reliable documents for print or electronic output.

We believe our key advantages in the Document Generation market include the standardization of PDF usage in many government agencies and regulated industries as a format for distributing, viewing, printing, and archiving electronic documents. In addition, Adobe's electronic document viewing solution, the Acrobat Reader, is available on many platforms, assuring our customers who generate PDF files that their content will be viewable and printable when it is distributed. Finally, from a technology standpoint, integration capabilities between XML-based data and Adobe PDF have made the PDF format a rich, intelligent document container --- one that allows electronic documents to be used on-line and off-line. For example, Adobe PDF-based electronic forms can be filled in off-line (i.e., when a user is not connected to the Internet). Later, when the user reconnects to the Internet, the data entered earlier can be automatically submitted electronically and integrated directly into back-end IS systems such as a corporate database.

Document Collaboration

The desire by governments and enterprises to have more effective and timely collaboration solutions has created a significant Document Collaboration market opportunity. Our solutions for Document Collaboration enable more secure and reliable distribution of documents to streamline document exchange, review, commenting, and approval, while protecting content from unauthorized access and alterations. Adobe PDF documents can also be automatically routed, tracked, and integrated into core applications such as document management systems to manage the full collaboration process.

Benefits to customers using Adobe solutions for Document Collaboration include the protection of business information and process integrity, the reduction of costs by automating collaborative processes and reducing paper, and the simplification of document sharing with employees, customers, partners, and other constituents. Governments can shorten the time it takes to approve applications. Enterprise customers can replace paper mailings to customers and suppliers with electronic document distribution, accelerate product and engineering documentation reviews, and streamline contract review and preparation.

In addition to the use of Adobe Acrobat Reader and Adobe Acrobat as desktop software that is used as part of Adobe's Document Collaboration solutions, Adobe also provides server-based solution software called Adobe Document Server for Reader Extensions. This new server product allows publishers of Adobe PDF-based forms and documents to embed usage rights in them that enable features in the free Acrobat Reader that normally are not available, such as form fill-in and save, and digital signatures.

For example, governments can use this server solution to create on-line forms that constituents can fill out and digitally sign in Acrobat Reader; or financial institutions can create electronic forms that are integrated with their back-end systems to provide personalized on-line applications. In both examples, users can fill out such forms in the free Acrobat Reader, which later can be directly integrated with their processing systems, so that manual re-keying of data is not necessary. The cost-saving advantages with such a solution for publishers of documents such as tax forms and on-line applications are significant.

Document Process Management

Enterprises have invested significantly in their infrastructure over the last ten years, resulting in the deployment of complex business systems such as CRM, ERP, and Document Content Management ("DCM"). Yet many of these back-end systems are not fully connected with each other, or with how business users work with documents on their desktops on a daily basis. This disconnected workflow has created a market opportunity called Document Process Management, and we have created solutions that enable customers to integrate how they use electronic documents with their internal and external business processes.

With our solutions for Document Process Management, an enterprise's customers, employees, and partners can submit information through intelligent, secure electronic forms via their preferred computer platform or device. The captured information triggers rules-and roles-based workflow, automatically integrating data into core business systems such as CRM, ERP, and DCM. For example, an employee could enter data on-line into an expense report that is submitted electronically; the data could then be automatically integrated into the Company's accounting system. Process tracking and reporting capabilities offer business managers insight into the status of their workflows, and allow them ways to further streamline their processes for better business performance.

Customers using Adobe's Document Process Management solutions can reduce costs and improve responsiveness by eliminating inefficient manual, paper-based processes. They can extend the reach of their business processes to customers, partners, and mobile workers with self-service applications via multiple devices. The end result is often an increase in an enterprise's return on investment made on their back-office solutions.

Adobe's Document Process Management solutions involve several components of its ePaper software, including Adobe Acrobat Reader and Adobe Acrobat on the desktop, and Adobe Document Server for Reader Extensions on the server. In addition, Adobe provides Adobe Form Client, Adobe Form Server and Adobe Workflow Server to complete its solution offering. Based on XML standards, Adobe Form Client is a data capture product that deploys electronic forms to a wide variety of environments such as the Web, Microsoft Outlook, and Microsoft Office. Adobe Form Server enables governments and corporations to post and manage their forms on-line, and Adobe Workflow Server provides the ability to graphically design, implement, and monitor workflows for document processing.

ePaper Products

Adobe Acrobat---software that allows users to publish and distribute business documents using corporate e-mail and intranets, the Internet, or CD-ROM; enables users to easily convert files from almost any application to Adobe PDF, a compact cross-platform electronic format that generally preserves layout, fonts, colors, and images; helps users complete timely and efficient document review and approval processes; includes everything needed to create and distribute rich electronic documents that can be viewed easily within leading Web browsers.

Adobe Acrobat Approval---software that enables business workgroup users to quickly fill in, save, and approve electronic forms, marketing materials, and other documents that have been created as interactive PDF files.

Adobe Acrobat Capture---enables conversion of legacy paper-based documents into indexable, searchable, platform-independent electronic PDF files for archiving and distribution purposes.

Adobe Acrobat Distiller Server---server-based software that provides workgroups with a centralized solution for converting PostScript files to Adobe PDF; gives IT and creative professionals the power of increased productivity and the assurance of consistent, high-quality output.

Adobe Acrobat Messenger---software that works with a scanner or digital copier and is designed for workgroups and departments to transform paper documents into electronic Adobe PDF files and deliver them via e-mail, Web, or fax; allows users to preview their documents on-screen, crop or rotate pages, and add electronic annotations.

Adobe Acrobat Reader---free software for reliably viewing and printing Adobe PDF files on all major computer platforms, including Microsoft Windows, Apple Macintosh, Linux, UNIX, Palm OS and Pocket PC-based devices.

Adobe Capture Handheld---an advanced, intelligent data capture solution available for handheld devices running Microsoft Pocket PC and Handheld PC; allows mobile workers to capture data through intelligent forms, validate the records entered, and submit the data to back-office systems; biometric signatures can be initiated from the device to ensure validity and to complete a business transaction.

Adobe Central Pro Output Server---server-based software for document generation that allows organizations to create personalized, customer-facing documents from any data source -- including legacy, line-of-business, ERP, or CRM applications; merges data with an electronic document template using a powerful processing engine to dynamically generate electronic documents such as purchase orders, invoices, statements, and checks for delivery via Adobe PDF, the Web, e-mail, fax, or print; works with Adobe Output Designer, which is a companion tool used to create sophisticated document templates.

Adobe Document Server---server-based software for the creation, manipulation and assembly of customized Adobe PDF documents; XML-based data can be inserted into templates to create complex, content-rich documents for more targeted and effective customer communications; integrates with leading enterprise applications as well as custom systems.

Adobe Document Server for Reader Extensions---server-based software which allows enterprises and government agencies to assign additional rights to an Adobe PDF document, enabling users of the free Adobe Acrobat Reader to save and submit electronic form data, add digital signatures, and attach comments, thereby lowering processing costs and virtually eliminating the need for paper-based forms; businesses can leverage their existing paper and Adobe PDF based forms, distribute forms electronically in a format that resembles the paper form, and integrate data that is entered securely into the electronic forms via Acrobat Reader with their current IT structure.

Adobe Form Client---data capture software that enables companies to replace inefficient, paper-based forms processes with intelligent, accessible, and secure electronic data capture solutions to improve organizational agility and productivity; offers flexible desktop deployment options, an XML-based architecture for integration with core business applications, and support for digital signatures; captured information can be routed via industry-standard e-mail and groupware technologies; integrates with Adobe's solution for Document Generation to extend and accelerate business processes within and beyond the organization, and is a key component of Adobe's solution for Document Process Management; works with Adobe Form Server and Adobe Workflow Server.

Adobe Form Designer---a WYSIWYG ("What You See is What You Get") design tool for creating intelligent XML templates, providing users with a simple way to develop and maintain sophisticated data capture solutions without involving third-party tools; creates both HTML and Adobe PDF forms.

Adobe Form Server---server-based software for document process management; enables governments and corporations to post electronic forms on the Web; creates and publishes Adobe PDF or Web-based forms which allow for the verification of the accuracy of data entered in a form, as well as other validations, calculations, and confirmations; forms can be used on-line, or saved and used off-line and later reconnected so that data entered in the forms can be submitted electronically and integrated with core business processes; has the ability to enable secure transactions involving confidential or sensitive information; works together with Adobe Form Designer and Adobe Workflow Server to deliver a complete business process automation solution.

Adobe Output Designer---a WYSIWYG design tool that allows users to create electronic document templates for use with Adobe solutions for document generation; aids in the creation of electronic documents that exactly replicate existing paper documents.

Adobe Output Pak for mySAP.com---SAP certified server-based software for document generation that enables organizations to optimize their investment in their SAP solution by creating personalized, professional-looking, customer-facing documents; provides an easy, fast, and cost-effective way to create and maintain documents for the SAP environment; integrates directly with an SAP system to extract information which is merged with a document template that defines the layout and formatting of the document; output can be in a variety of formats, including Adobe PDF, print, fax, e-mail, and the Web, to multiple devices.

Adobe Output Pak for Oracle E-Business Suite---server-based software for document generation which is an Oracle EBSI-approved integration; expands the scope of the Oracle E-Business Suite by allowing customers to easily create, maintain, and integrate high-quality, professional-looking electronic documents with their Oracle business processes in an easy, fast, and cost-effective way; integrates directly with Oracle Reports to extract XML data from other applications which is then merged with a document template that defines the layout and formatting of the document output; used to dynamically generate documents such as purchase orders, invoices, statements, and checks which can then be delivered via Adobe PDF, print, fax, e-mail, and the Web.

Adobe Web Output Pak---server-based software for document generation; creates documents in Adobe PDF and HTML for presentation on the Web, and in Wireless Markup Language ("WML") for presentation to a wireless device; allows users to personalize and control the look and feel of documents based on the data the documents contain.

Adobe Workflow Server--- a server-based workflow application that allows for the design, deployment and management of forms-based business processes by integrating people, processes, and applications to improve organizational agility and productivity; uses a rules-and roles-based design tool that defines business rules a process must follow, as well as the roles of each individual involved in the process; works with Adobe Form Server, Adobe Form Client and Adobe Central Output Server.

Create Adobe PDF Online---a Web-hosted fee-based service that allows users to convert documents from a wide variety of applications into Adobe PDF files.

OEM PostScript and Other

OEM PostScript and Other Market Opportunity

Graphics professionals and professional publishers require quality, reliability, and efficiency in production printing, and we believe our printing technology provides advanced functionality to meet the sophisticated requirements of this marketplace. As high-end printing systems evolve and transition to fully digital, composite workflows, Adobe is uniquely positioned to be a supplier of software and technology based on the Adobe PostScript and Adobe PDF standards for use by hardware manufacturers in this industry. Adobe generates revenues by licensing its technology to OEMs that manufacture printers and other output devices.

OEM PostScript and Other Products

Adobe PostScript---a printing and imaging page description language that delivers high quality output, cross-platform compatibility, and top performance for graphically-rich printing output from corporate desktop printers to high-end publishing printers; gives users the power to create and print visually rich documents with total precision; licensed to printing equipment manufacturers for integration into their printing products.

Adobe Extreme---a printing architecture for service bureaus, prepress shops, and commercial printers; the fastest, most flexible implementation of Adobe printing technology; provides an integrated workflow that automates prepress tasks, optimizing output speeds and quality by using Adobe PDF and job tickets; offers flexibility while delivering a scalable, reliable, and productive printing environment.

Adobe PDF Transit---a Software Development Kit that enables print providers to develop streamlined, reliable, and secure Adobe PDF-based workflows that begins at their customers' desktops and extends across the Internet to a printing device.

COMPETITION

The markets for Adobe products are characterized by intense competition, evolving industry standards, rapid technology and hardware developments, and frequent new product introductions. Our future success will depend on our ability to enhance our existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate or respond to emerging standards and other technological changes.

Creative Professional

In our Creative Professional segment, we offer several products, including Adobe GoLive, Adobe Illustrator, Adobe InDesign, Adobe PageMaker, and Adobe FrameMaker. We believe these individual products compete favorably on the basis of features and functionality, ease of use, product reliability, and price and performance characteristics. In addition, the products work well together, providing broader functionality and shortened product learning time for the individual who uses multiple applications to complete a project.

We also offer several product "Collections," which are packaged combinations of several of our products. Collections targeting the creative professional customer include the Adobe Design Collection, the Adobe Publishing Collection, and the Adobe Web Collection. The approach of providing packages with multiple Adobe products allows us to market them as complete solutions for specific market needs.

Drawing and illustration products are characterized by feature-rich competition, brand awareness, and price sensitivity. Our Adobe Illustrator product faces competition from companies such as Corel and Macromedia. We believe our product competes favorably due to high awareness of the features in our Illustrator product, especially the drawing and illustration functionalities, the features and technical capabilities of the product, and our ability to leverage core technologies from our other established products.

Our Adobe InDesign product, used for professional page layout, faces tough competition. The main competitive product, Quark XPress, has a leadership position in the professional page layout market. Quark also benefits from an established industry infrastructure that has been built around the use of their XPress product in print shops and service bureaus, and through the development of third party plug-in products. Barriers to the adoption of Adobe InDesign by Quark XPress customers include this infrastructure, as well as the cost of conversion, training, and software/hardware procurement required in a switch to InDesign in a tough economic environment. We believe we will increase adoption of InDesign software due to our superior product offering with new innovative features, such as typographical treatment, the integration of InDesign with other Adobe products used by creative professionals, our strong brand among users, our support for Apple's Mac OS X operating system, and improved infrastructure support by the industry for our overall solution.

The demand for Web page layout is constantly evolving and highly volatile, and has been impacted by both the recent global economic downturn and the reduction in Web product spending. We believe Adobe GoLive trails in market share and faces significant direct and indirect competition for Web page layout applications from companies such as Macromedia and Microsoft. We believe our product compares favorably due to the features of Adobe GoLive. However, we believe the market opportunity for Web-based products continues to be negatively impacted by the continuing effects of the global economic downturn that began in 2001.

In the technical authoring and publishing market, our Adobe FrameMaker product faces competition from large-scale electronic publishing systems, XML-based publishing companies such as Arbortext, as well as low-end desktop publishing products such as Microsoft Word. Competition is based on the quality and features of products, the level of customization and integration with other publishing system components, the number of hardware platforms supported, service, and price. We believe we can successfully compete based upon the quality and features of the Adobe FrameMaker product, our extensive application programming interface, and the large number of platforms supported.

In the business document publishing and authoring market, our Adobe PageMaker product faces competition from other desktop publishing software products, including Microsoft Publisher. Competition is based on the quality and features of products, ease-of-use, printer service support, and price. We believe we have a strong product and can successfully compete with these types of applications based upon the quality and features of the Adobe PageMaker product, its strong brand among users, and its widespread adoption among printer service bureaus.

A number of companies currently offer one or more products that compete directly or indirectly with more than one of Adobe's Creative Professional products. These companies include Arbortext, BroadVision, Macromedia, Microsoft, and Quark.

Digital Imaging and Video

The Digital Imaging and Video software markets are constantly evolving markets, characterized by rapid technology and hardware developments, and frequent new product introductions. The needs of the users in these markets --- especially at the low-end consumer level --- are rapidly changing as more people become avid users of digital cameras, digital video cameras, and digital imaging and digital video equipped hardware devices and personal computers.

Our tools in this market, including Adobe Photoshop, Adobe Photoshop Elements, Adobe After Effects, and Adobe Premiere software, face significant competition from companies offering similar products and will continue to face competition from emerging products and technologies. In addition, any future products created by Adobe to enter the digital image management and DVD authoring markets will face similar competitive environments.

The mid-range consumer digital imaging and image management software markets are subject to intense competition, price sensitivity, brand awareness, and strength in retail distribution. We face direct and indirect competition in these markets from a number of companies, including ACD Systems, AI Soft (Japan), Apple Computer, ArcSoft, Corel, Image Software, JASC Software, Luna Imaging, Microsoft, Paessler GmbH (Germany), Pegasus Imaging Company, Roxio, TriVista Technologies, Ulead Systems, and VCOM Products.

We believe we compete favorably against other mid-range digital imaging and consumer-focused image management software applications with our Adobe Photoshop Elements product due to strong consumer awareness of our brand in digital imaging, our relationships with significant OEMs, positive recommendations for our products by market influencers, our increased focus on the retail software channel, and a strong feature set.

The professional digital imaging software market is a competitive market where software applications compete based on product features, brand awareness, and price sensitivity. We face direct and indirect competition from a number of companies. We are an industry leader and compete favorably with our Adobe Photoshop product due to high awareness of the Photoshop brand in digital imaging, the positive recommendations for our Photoshop product by market influencers, the features and technical capabilities of the product, and our ability to leverage core features from our other established products.

Applications for digital video editing, compositing and special effects, and DVD authoring face increasing competition as professional, enthusiast, and home users migrate away from analog video tools towards the use of digital camcorders and digital video production on their computers, and DVD systems for rich media playback. Adobe After Effects and Adobe Premiere software face increased competition from companies such as Apple Computer, Autodesk, Avid, Eyeon, in-sync Corporation, Kodak, Pinnacle, Roxio, Sonic Foundry, and Ulead Systems.

Adobe After Effects software is a leader in professional compositing and special effects editing applications due to our strong feature set and the integration with our other products to create a broad platform for our customers.

In professional digital video editing, we are a leader on the Microsoft Windows platform with Adobe Premiere, and compete favorably due to our strong feature set, our OEM relationships, and the integration with our other products to create a broad platform for our customers. In professional digital video editing for the Macintosh platform, we believe we trail in new user adoption to Apple Computer's digital video editing product. We believe that competition on the Macintosh platform with Adobe Premiere is difficult, based on Apple's marketing and development advantage relative to their ownership and control of the Macintosh operating system and hardware platform.

A number of companies currently offer one or more products that compete directly or indirectly with more than one of Adobe's Digital Imaging and Video products. These companies include Apple Computer, Microsoft, Roxio, and Ulead.

ePaper

As we broaden the scope of our ePaper products and solutions, we face increased competition from entrenched office applications, PDF-based clones of our Acrobat product, electronic forms solution providers, emerging products/technologies, and potentially, enterprise collaboration system providers. Additionally, current office applications and content creation/management tools that use HTML, Macromedia Flash, Microsoft Word, Tagged Information File Format ("TIFF"), and various XML-based formats for electronic document distribution provide alternate solutions to customers, and indirectly compete with Adobe's ePaper products and the use of Adobe PDF.

For Document Generation solutions --- specifically, the desktop and server-based PDF file creation markets --- Adobe Acrobat and our server solutions such as Adobe Distiller Server and Adobe Document Server face competition from Acrobat clone products such as those from Ansyr Technology, Global Graphics, and other smaller PDF creation solutions that can be found at a low cost, or for free, on the Internet. Additional competitors in the Document Generation market include StreamServer, Optio, and Formscape. However, many PDF creation solutions in the market today use technology from us, licensed as Adobe PDF Libraries, to implement the PDF creation capabilities of their products or solutions.

We have recently announced our intent to provide different versions of our Acrobat desktop product in 2003 to meet the needs of different types of users. Providing a PDF creation-only version of Acrobat may allow us to achieve our goal of broader proliferation of paid-for Acrobat software, as well as compete more effectively with low-end PDF-creation product companies such as Global Graphics. The creation of a new high-end professional version of Acrobat could directly or indirectly position Adobe against other creative professional PDF tool providers, such as Enfocus, Lantana, TeamPDF, and Zinio.

For Document Collaboration and Document Process Management solutions, where electronic document delivery, exchange, collaboration, and archival needs exist, our Adobe ePaper product family faces competition from entrenched office applications such as Microsoft Office. In addition, some content management vendors provide collaboration and business process management capabilities that could directly or indirectly compete with our offerings, although we view our solutions in these areas as an extension of those supplied by such vendors.

In many of the ePaper market opportunities that Adobe is targeting, Microsoft has, over the past few years, attempted to improve its products and their capabilities. These areas include the collaborative document review, document security, and electronic document distribution capabilities of its Office suite. In addition, Microsoft has recently announced new XML and .NET-based product initiatives codenamed XDocs, ePeriodicals, and Jupiter that are positioned to be part of the launch of the next version of Microsoft Office. These initiatives, targeted for 2003 availability, indicate Microsoft may be planning to have new electronic form, electronic document distribution, eBook, and related functionality like that in Adobe Acrobat that could directly or indirectly compete with our ePaper products that provide similar capabilities.

In addition to Microsoft's XDocs initiative, we also face competition from Cardiff, Shana, and PureEdge for electronic forms solutions. Similarly, we face competition for Document Process Management solutions from workflow solutions vendors such as MetaStorm, Staffware, and Ultimus.

We believe the Adobe ePaper product family competes favorably against these companies and formats in terms of the combined benefits of superior functionality, file compression, visual page fidelity/reliability, multi-platform capability, printing and security of documents expressed using Adobe PDF.

Looking to the future, electronic document systems targeting enterprises that use emerging standards such as XML and Microsoft's .NET initiative are being developed and will likely be adopted. We are working to ensure that compatibility exists between these formats/platforms and the Adobe PDF format, as well as our Acrobat software products and other Adobe ePaper applications.

OEM PostScript and Other

We believe that the principal competitive factors for OEMs in selecting a page description language or a printing technology are product capabilities, market leadership, reliability, price, support, and engineering development assistance. We believe that our competitive advantages include our technology competency, OEM customer relationships, and intellectual property portfolio. Adobe PostScript faces competition from Hewlett-Packard's proprietary PCL page description language, and from developers of other page description languages based on the PostScript language standard, including Global Graphics and Xionics.

Although Adobe has numerous OEM customer relationships that license Adobe PostScript technologies, revenues from a small number of the OEMs make up a majority of the revenue in this market segment.

OPERATIONS

Marketing and Sales

We market and distribute our products through sales channels, which include distributors, retailers, software developers, and, increasingly, systems integrators and value-added resellers ("VARs"), as well as through OEM and hardware bundle customers. We also market and license our products directly using our sales force and through our own website at www.adobe.com.

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

We also license software with post-contract customer support ("PCS"). An amount equal to the fair value of the PCS is deferred and recognized as revenue ratably over the PCS period. Fair value of the undelivered PCS is determined by the rate charged to customers to renew their PCS arrangement. PCS includes rights to upgrades, when and if available, a limited period of telephone support, updates, and enhancements.

For information regarding our market segments and segment revenue, geographic areas and significant customers, please refer to Note 17 of our Notes to Consolidated Financial Statements.

Order Fulfillment

The procurement of the various components of packaged products, including CDs and printed materials, and the assembly of packages for retail and other applications products is controlled by Order Fulfillment operations. We outsource our order fulfillment activities to third parties in the United States, Europe, and Asia.

To date, we have not experienced significant difficulties in obtaining raw materials for the manufacture of our products or in the replication of CDs, printing, and assembly of components, although an interruption in production by a supplier could result in a delay in shipment of our products. The backlog of orders as of January 24, 2003 was approximately $16.1 million. The backlog of orders as of January 25, 2002 was approximately $15.7 million.

Services and Support

Adobe provides Professional Services, Technical Support and Customer Service to a wide variety of customers including consumers, creative professionals and those in the enterprise market. Our service and support revenue consists primarily of consulting fees, software maintenance and support fees, and training fees.

Services

Adobe has a global Professional Services team dedicated to developing and implementing solutions for enterprise customers in key vertical markets and to transfer technical expertise to our Solution Partners. The Professional Services team uses a comprehensive, customer-focused methodology to develop high quality solutions, which in turn deliver a significant competitive advantage to our enterprise customers. A portfolio of technical training courses is also available for desktop and server-based products to meet the needs of our enterprise customers and Solution Partners.

Support

A significant portion of our support revenue is composed of our extended Enterprise Maintenance and Support offerings, which entitles customers to the right to receive product upgrades and enhancements during the term of the maintenance and support period, which is typically one year. This also includes support for mission-critical enterprise solutions. Regional Support Centers are charged with providing timely, high quality technical expertise on ePaper products and solutions to meet the growing needs of our customers.

Our support revenue also includes support for our desktop products whereby Adobe offers a range of support programs, from fee-based incidents to annual support contracts. Additionally, Adobe provides extensive self-help and online technical support capabilities via the web, which allows customers quick and easy access to possible solutions. Adobe provides product support through a combination of outsourced vendors and internal support centers.

Adobe also offers Developer Support to partners and developer organizations. The Adobe Solution Network ("ASN") Developer Program focuses on providing developers with high-quality tools (Solutions Development Kits), information, and services.

Free telephone support is provided to customers who are under warranty for support. For customers in North America and Asia, support is provided up to a maximum of 30 or 90 days beginning upon the customer's first call or for a maximum of one or two support incidents, depending on the product. For customers in Europe, support is provided until our release of the second new full version after the version purchased by the customer. Historically, the majority of support for European customers is provided within the first 90 days.

Training

We inform customers about our products through on-line informational services on our Web site (www.adobe.com), and through a growing series of how-to books published by Adobe Press pursuant to a joint publishing agreement with Peachpit Press. In addition, we develop tests to certify independent trainers who teach Adobe software classes. We sponsor workshops, work with professional associations and user groups, and conduct regular beta-testing programs.

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

The investments in Adobe Ventures are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Under the terms of the partnership agreements, the general partner has the sole and exclusive right to manage and control the partnerships. Adobe as the limited partner has certain rights, including replacing the general partner and approving acquisitions that exceed certain established parameters. However, these rights are considered to be protective rights and do not suggest an ability to control the partnerships. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment income (loss) on our consolidated statements of income. The stock of a number of technology investments held by the limited partnerships at November 29, 2002 is not publicly traded, and, therefore, there is no established market for their securities. In order to determine the fair market value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates made by Granite Ventures based on their assessment of the current market value. It is our policy to review the fair value of these investments held by Adobe Ventures on a regular basis to evaluate the carrying value of the investments in these companies. This policy includes, but is not limited to, reviewing each companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve in addition to our equity method of accounting.

In March 1997, as part of our venture investing program, we established an internal limited partnership, Adobe Incentive Partners, L.P. ("AIP"), which allowed certain of Adobe's executive officers to participate in cash or stock distributions from Adobe's venture investments. In November 2002, the partnership was liquidated. Immediately prior to the liquidation, assets held by AIP included Adobe's entire interests in Adobe Ventures L.P. and Adobe Ventures II, L.P. and certain equity securities of privately-held companies. Adobe was both the general partner and a limited partner of AIP. Other limited partners were executive officers and former executive officers of Adobe who were involved in Adobe's venture investing activities and whose participation was deemed critical to the success of the program. No limited partnership interests were granted in fiscal 2002, 2001, or 2000.

Adobe's Class A senior limited partnership interest in AIP included both a liquidation preference and a preference in recovery of the cost basis of each specific investment. The executives' Class B junior limited partnership interest qualified for partnership distributions only after (a) Adobe had fully recovered the cost basis of its investment in the specific investee company for which a distribution was made; and (b) the participating executive had vested in his or her distribution rights. The distribution rights generally vested on a monthly basis over three years, and were 25% vested after one year, 50% vested after two years and fully vested at the end of three years. As of June 30, 2000, all existing partnership interests were fully vested or ceased vesting. The limited partnership investments were restricted to investments in Adobe Ventures or in companies that were private at the time of the establishment of AIP, or when the investment was made, whichever was later. In fiscal 2002, the current and former participating officers received cash distributions with an aggregate fair value of $0.6 million, including a $0.3 million distribution related to the partnership liquidation. At November 29, 2002, due to the partnership liquidation, there was no minority interest held by the participating officers.

Our equity investments and Adobe Ventures investments in equity securities at November 29, 2002 consisted of the following companies:

	Private	Public
Adobe Equity Investments
AvantGo, Inc.		X
Classmates Online, Inc. (formerly eCircles, Inc.)	X
Datalogics, Inc.	X
Digimarc Corporation		X
DigitalThink, Inc.		X
Engage, Inc.		X
InfoGate, Inc.	X
JetNet Internetworking Services Inc.	X
Objectivity, Inc.	X
Open Plains Technology Inc.	X
Salon Media Group, Inc. (formerly Salon.com)		X
Tumbleweed Communications Corp.		X
Vicom Systems, Inc.	X
Viewpoint Corporation		X
Virage, Inc.		X
Winsoft	X
Zequra Technologies, Inc.	X

Adobe Ventures L.P. Equity Investments
Engage, Inc.		X
ImageX.com, Inc.		X
Managing Editor Software, Inc.	X

Adobe Ventures II, L.P. Equity Investments
DigitalThink, Inc.		X
Engage, Inc.		X
HAHT Software, Inc.	X
ImageX.com, Inc.		X
PictureIQ Corporation	X
Salon Media Group, Inc. (formerly Salon.com)		X
Virage, Inc.		X

Adobe Ventures III, L.P. Equity Investments
AvantGo, Inc.		X
Biz 360, Inc.	X
Builders Information Group, Inc.	X
Covalent Technologies, Inc.	X
Digital Fountain	X
DigitalThink, Inc.		X
Engage, Inc.		X
PictureIQ Corporation	X
Sendmail, Inc.	X
Shutterfly, Inc.	X
Slam Dunk Networks, Inc.	X

Adobe Ventures IV, L.P. Equity Investments
BAM Software, Inc.	X
Biz 360, Inc.	X
Cardiff Software, Inc.	X
Convio, Inc.	X
Convalent Technologies, Inc.	X
Digital Fountain	X
HAHT Software, Inc.	X
Kontiki, Inc.	X
Pervasive Security Systems, Inc.	X
Picture IQ Corporation	X
Sendmail, Inc.	X
Shutterfly, Inc.	X
TuVox, Inc.	X

We intend to continue investing in new markets through limited partnerships as well as through direct investments.

PRODUCT DEVELOPMENT

Since the personal computer and enterprise software industries are characterized by rapid technological change, a continuous high level of expenditures is required for the enhancement of existing products and the development of new products. We primarily develop our software internally. We occasionally acquire products developed by others by purchasing the stock or assets of the business entity that held ownership rights to the technology. In other instances, we have licensed or purchased the intellectual property ownership rights of programs developed by others with license or technology transfer agreements that may obligate us to pay royalties, typically based on a percentage of the revenues generated by those programs.

During fiscal years ended November 29, 2002, November 30, 2001 and December 1, 2000, our research and development expenses, including costs related to contract development, were $246.1 million, $224.1 million, and $240.2 million, respectively.

On April 12, 2002, we acquired 100% of the outstanding common stock of Accelio. Accelio was a provider of Web-enabled solutions that helped customers manage business processes driven by electronic forms. The acquisition of Accelio enhances our ability to broaden our ePaper solution business by combining Accelio's electronic forms solutions with Adobe Acrobat and PDF technologies. Through this combination we can now extend Acrobat solutions to enterprise users in Global 2000 businesses, governments and educational institutions to deliver greater value to our customers. The aggregate purchase price was $70.2 million, which included the issuance of 1.8 million shares of common stock of Adobe, valued at $68.4 million, and cash of $1.8 million.

In December 2001, we acquired Fotiva, Inc. ("Fotiva"). Substantially all of Fotiva's assets were intellectual property. Fotiva was a development stage software company that created solutions to help consumers manage, store, enrich, and share digital photographs and other related personal media. In connection with the acquisition, substantially all of the purchase price of $5.4 million cash was allocated to in-process research and development and expensed at the time of acquisition due to the in-process state of the technology. At the date we acquired Fotiva, it was estimated that 50% of the development effort had been completed and that the remaining 50% of the development effort would take approximately eleven months to complete. The efforts required to complete the development of the technology primarily include finalization of coding, internationalization, and extensive quality assurance testing. We developed a new product, Adobe Photoshop Album, that we released in the first quarter of fiscal 2003 using Fotiva's image management technology with our digital imaging and ePaper technologies.

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

PRODUCT PROTECTION

We regard our software as proprietary and protect it under the laws of copyrights, patents, trademarks, and trade secrets. We protect the source code of our software programs as trade secrets, and make source code available to third parties only under limited circumstances and specific security and confidentiality constraints.

Our products are generally licensed to end users on a "right to use" basis pursuant to a license that restricts the use of the products to a designated number of printers or computers. We also rely on copyright laws and on "shrink wrap" and electronic licenses that are not signed by the end user. Copyright protection may be unavailable under the laws of certain countries, however, and the enforceability of "shrink wrap" and electronic licenses has not been conclusively determined. We have obtained many patents and have registered numerous copyrights, trademarks, domain names, and logos in the United States and foreign countries.

Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for the software industry. This problem is particularly acute in international markets. We conduct vigorous anti-piracy programs. However, our products generally do not currently contain copy protection or network copy-detection features.

EMPLOYEES

As of January 24, 2003, we employed 3,341 people. We have not experienced work stoppages and believe our employee relations are good. Competition in recruiting personnel in the software industry, especially highly skilled engineers, is extremely intense. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, management and marketing personnel.

EXECUTIVE OFFICERS

Adobe's executive officers as of January 31, 2003 are as follows:

Name	Age	Positions
Bruce R. Chizen	47	President and Chief Executive Officer
Shantanu Narayen	39	Executive Vice President, Worldwide Products
Karen O. Cottle	53	Senior Vice President, General Counsel and Corporate Secretary
Murray J. Demo	41	Senior Vice President and Chief Financial Officer
Jim Stephens	45	Senior Vice President, Worldwide Sales and Field Operations
Bryan Lamkin	42	Senior Vice President, Digital Imaging and Video Business Unit
Melissa Dyrdahl	45	Senior Vice President, Corporate Marketing and Communications
Theresa Townsley	44	Senior Vice President, Human Resources
James Heeger	46	Senior Vice President, Creative Professional Business Unit
Ivan Koon	45	Senior Vice President, ePaper Business Unit

Mr. Chizen joined Adobe upon the closing of the acquisition of Aldus in August 1994 as Vice President and General Manager, Consumer Products Division. In December 1997, he was promoted to Senior Vice President and General Manager, Graphic Products Division and in August 1998, Mr. Chizen was promoted to Executive Vice President, Products and Marketing. In April 2000, Mr. Chizen was promoted to President of Adobe and in December 2000, he also became Adobe's Chief Executive Officer and joined the Adobe Board of Directors on December 2000. Prior to joining Adobe, Mr. Chizen was Vice President and General Manager, Consumer Division of Aldus Corporation from February 1994 to August 1994, and from November 1992 to February 1994, he was Vice President and General Manager, Claris Clear Choice for Claris Corp., a wholly owned subsidiary of Apple Computer, Inc., a manufacturer of computers and software. Mr. Chizen is a member of the Board of Directors of Synopsys, Inc.

Mr. Narayen joined Adobe in January 1998 as Vice President and General Manager of Adobe's engineering technology group. He was promoted to Senior Vice President, Worldwide Products in January 1999 and to Executive Vice President, Worldwide Product Marketing and Development in March 2001. Prior to joining Adobe, Mr. Narayen co-founded Pictra Inc., a software internet company, in 1996. He was Director of Desktop and Collaboration products at Silicon Graphics Inc. and held various senior manager positions at Apple Computer Inc. before founding Pictra.

Ms. Cottle joined Adobe in February 2002 as Senior Vice President, General Counsel and Secretary. Prior to joining Adobe, Ms. Cottle served as General Counsel for Vitria Technology, Inc. from February 2000 to February 2002. From 1996 to 1999, Ms. Cottle served as Vice President, General Counsel and Secretary of Raychem Corporation and from 1986 to 1996 as Division Counsel of Raychem Corporation. Prior to that, Ms. Cottle was a partner in Farella, Braun and Martel in San Francisco, California.

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

Mr. Stephens joined Adobe in February 1990 and held various senior management positions in sales and marketing for Adobe's Printing Systems Division before being promoted in November 1997 to Vice President of Change Management. In June 1998, he was promoted to Vice President, Investor Relations and in April 1999, Mr. Stephens was promoted to Vice President, Corporate Development. In September 2000, Mr. Stephens was promoted to Senior Vice President, E-business Development, and in October 2001, Mr. Stephens was promoted to Senior Vice President, Worldwide Sales, Customer Care and Field Marketing. For ten years prior to joining Adobe, Mr. Stephens held sales and marketing management positions at Dataproducts Corporation and Texas Instruments.

Mr. Lamkin joined the Company in February 1992 and held various senior management positions in marketing for Adobe's graphics and publishing products. In March 1997, he was promoted to Vice President of Marketing and in March 2000, he was promoted to Senior Vice President, Product Marketing. Mr. Lamkin is currently Senior Vice President of the Digital Imaging and Video Business Unit. Prior to joining Adobe, Mr. Lamkin held various product management positions at Software Publishing Corporation from 1986 to 1992.

Ms. Dyrdahl joined Adobe upon the closing of the acquisition of Aldus in August 1994 as Director of Marketing for the Consumer Products Division. In August 1998, Ms. Dyrdahl was appointed Vice President of Worldwide Marketing Communications, and in April of 2000, she was promoted to Senior Vice President of Corporate Marketing and Communications. Prior to joining Adobe, Ms. Dyrdahl was Director of Sales Operations of Claris Corp., a wholly owned subsidiary of Apple Computer, Inc., from 1988 to 1993, and previously held several marketing management positions at Hewlett-Packard from 1983 to 1988. Ms. Dyrdahl also serves on the Board of Trustees for the San Jose Museum of Art.

Ms. Townsley joined the Company in 1988 and held various senior management positions within the human resources group before being promoted in May 1999 to Vice President of Worldwide Human Resources. In December 1999, she was promoted to Senior Vice President, Worldwide Human Resources. Prior to joining Adobe, Ms. Townsley held various human resources positions at FMC Corporation from 1979 to 1988.

Mr. Heeger joined Adobe in February 2002 as Senior Vice President of Cross Media Publishing, now Senior Vice President, Creative Professional Business Unit. He was Chief Executive Officer and President of Fotiva, Inc. from March 2001 to December 2001, when Fotiva was acquired by Adobe. From September 1993 to June 2000, Mr. Heeger was with Intuit, Inc., where he served as Senior Vice President and General Manager of Small Business Division from July 1997 to June 2000. In April 1995, Mr. Heeger became Chief Financial Officer and served as Chief Financial Officer and Senior Vice President of Administration until July 1997; Mr. Heeger began at Intuit as Vice President and General Manager of Supplies Division from December 1993 to April 1995. Prior to Intuit, Mr. Heeger spent 11 years with Hewlett-Packard in marketing and distribution roles.

Mr. Koon joined the Company in August 2002 as Senior Vice President of the ePaper Business Unit. Prior to joining Adobe, Mr. Koon was President of the New Technologies Division at BEA Systems from November 1999 to July 2002. Prior to BEA, Mr. Koon served in various executive management roles at S2 Systems, including President and Chief Operating Officer from February 1997 to September 1999.

Item 2.  Properties

The following table sets forth the location, approximate square footage, and use of each of the principal properties used by Adobe. We lease or sublease all of these properties; some of them are leased under operating leases. Such leases expire at various times through March 2091. The annual base rent expense for all facilities (including operating expenses, property taxes, and assessments) is currently approximately $26.6 million and is subject to annual adjustments as well as changes in interest rates.

Location	Approximate Square Footage	Use
North America: 345 Park Avenue San Jose, California, USA	360,000	Research, product development, sales, marketing and administration

321 Park Avenue San Jose, California, USA	280,000	Research, product development, sales, marketing and administration

801 N. 34th Street-Waterfront Seattle, WA 98103-88	255,000	Product development, sales, marketing, technical support, and administration

560 Rochester St. Ottawa, Ontario Canada K1S 5K2	152,000	Product development, sales, marketing, technical support, and administration

Japan Gate City Ohsaki East Tower 1-11-2 Ohsaki, Shinagawa-ku Tokyo 141-0032 Japan	38,000	Product development, sales, marketing, and administration

Ireland: National Digital Park, Citywest Business Campus Unit 3100, Block 3096-3100 Dublin, Ireland 24	11,000	Administration

Blackrock Business Park Carysfort Avenue, Block 8 & 9 Dublin, Ireland 24	9,500	Sales and technical support

India Adobe Towers, 1 -- 1A, Sector 25A Noida, 201301, U.P. India	100,000	Product Development

In general, all facilities are in good condition and are operating at capacities that range from 65% to 100%.

We also lease office space in the United States and various other countries under operating leases. We have one leased set of offices in San Jose, California that was vacated in connection with the restructuring program implemented in the third quarter of fiscal 1998. We have subleased the offices but still have a commitment under this lease agreement until 2007.

Item 3.  Legal Proceedings

On September 3, 2002, Adobe filed suit in the U.S. District Court, Northern District of California ("the California Action"), against International Typeface Corporation ("ITC") and Agfa Monotype Corporation ("AMT"), companies which have common ownership and management, seeking a declaration that (a) Adobe's distribution of font software, which generates ITC typefaces, did not breach its contract pursuant to which Adobe licensed certain rights with respect to ITC typefaces, and (b) Adobe did not violate the Digital Millennium Copyright Act ("DMCA") with respect to, or induce or contribute to the infringement of copyrights in, ITC's and AMT's TrueType font software. AMT had previously asserted that Adobe had committed such breach of contract and violation of the DMCA.

On September 4, 2002, Adobe initiated arbitration proceedings in London, England ("the London Arbitration") against AMT, seeking a declaration that Adobe's distribution of font software that generates AMT typefaces did not breach its contract pursuant to which it licensed certain rights with respect to AMT typefaces. AMT has made a breach of contract claim in response to Adobe's arbitration demand in the London Arbitration, asserting that Adobe wrongfully granted and/or allowed third parties greater rights to distribute and embed AMT fonts than Adobe was licensed to grant and/or allow.

If AMT prevails on its breach of contract claims, AMT may have the right to terminate Adobe's right to distribute any of its products that then still contain font software that generates AMT typefaces. Adobe asserts that it negotiated for and obtained express, written licenses from both AMT and ITC approximately ten years ago permitting Adobe to allow end users to embed AMT and ITC fonts in electronic documents for "print and view" and disputes the other breach of contract claims. Adobe also asserts that Adobe Acrobat 5.0, which AMT and ITC correctly acknowledge has been superceded by version 5.05, neither violates the DMCA nor induces or contributes to the infringement of copyrights in ITC's and AMT's TrueType font software.

On September 5, 2002, AMT and ITC filed suit against Adobe in the U.S. District Court, Eastern District of Illinois ("the Illinois Action") against Adobe, asserting only that Adobe's distribution of the superceded 5.0 version of Adobe Acrobat violated the DMCA, as described above. The Illinois Action seeks statutory damages of $200-$2,500 for each copy of Acrobat 5.0 found to violate the DMCA, a claim that Adobe disputes as a matter of law and fact. The Illinois Action also seeks injunctive relief with respect to Acrobat 5.0, although it specifically alleges, correctly, that Adobe no longer distributes Acrobat 5.0.

On November 13, 2002, ITC filed another suit against Adobe in the United States District Court for the Eastern District of Illinois ("the Second Illinois Action"), this time asserting that Adobe breached its contract with ITC and that ITC, and not Adobe, owns the copyrights in font software created by Adobe which generates ITC typefaces.

AMT and ITC made a motion to dismiss the California action, challenging jurisdiction and venue. That motion was granted by the court on December 16, 2002. As such, the parties' respective claims will be resolved in the other actions described above.

The results of any litigation are inherently uncertain, and AMT and ITC may assert other claims. Adobe cannot assure that it will be able to successfully defend itself against any of the actions described above. AMT and ITC seek an unspecified aggregate dollar amount of damages. A favorable outcome for AMT or ITC in these actions could have a material adverse effect on Adobe's business, financial condition and operating results. We strongly believe that all of AMT's and ITC's claims are without merit, and will vigorously defend against them in addition to pursuing our own claims as described above.

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

On November 18, 2002, Plaintiffs Shell & Slate Software Corporation and Ben Weiss filed a civil action in the U.S. District Court in Los Angeles against the Company alleging false designation of origin, trade secret misappropriation, breach of contract, and other causes of action. The claim derives from the Plaintiffs' belief that the "healing brush" technique of Adobe Photoshop incorporates Plaintiffs' trade secrets. Plaintiffs seek preliminary and permanent injunctive relief, compensatory, treble, and punitive damages, and fees and costs. We believe that the action has no merit and intend to defend vigorously against it.

From time to time Adobe is involved in lawsuits, claims, investigations and proceedings, in addition to those identified above, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies," Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, Adobe believes that it has valid defenses with respect to the legal matters pending against it, as well as adequate provisions for any probable and estimable losses. It is possible, nevertheless, that cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

Our common stock is traded on The Nasdaq National Market under the symbol "ADBE." On January 24, 2003, there were 1,819 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock and the cash dividends paid per share, for the periods indicated.

	Price Range ----------------------------		Cash Dividend Per Share
	High	Low
	---------	--------	------
Fiscal 2002:
First Quarter	$39.20	$30.00	$0.0125
Second Quarter	43.32	35.05	0.0125
Third Quarter	39.03	16.50	0.0125
Fourth Quarter	30.52	17.71	0.0125
Fiscal Year	43.32	16.50	0.05

Fiscal 2001:
First Quarter	$77.56	$26.25	$0.0125
Second Quarter	48.80	24.56	0.0125
Third Quarter	48.13	31.22	0.0125
Fourth Quarter	34.99	22.20	0.0125
Fiscal Year	77.56	22.20	0.05

We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Under the terms of our lease agreements and real estate financing agreement, we may pay cash dividends unless an event of default has occurred; however, our ability to distribute dividends may be limited if we do not meet certain financial ratios. We have been in compliance with financial ratio covenant requirements since the inception of our lease and real estate financing agreements. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend upon business conditions, our results of operations, our financial condition, and other factors.

For information on our equity compensation plans refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section titled "Employee Stock Options."

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

	Years Ended -----------------------------------------------------------------------------------------
	Nov. 29, 2002	Nov. 30, 2001	Dec. 1, 2000	Dec. 3, 1999	Nov. 27, 1998
	---------	---------	---------	---------	---------
Operations:
Revenue	$1,164,788	$1,229,720	$1,266,378	$1,015,434	$894,791
Income before income taxes	284,689	306,931	443,739	374,427	167,694
Net income(1)	191,399	205,644	287,808	237,751	105,144
Net income per share(1)
Basic	0.81	0.86	1.21	0.98	0.40
Diluted	0.79	0.83	1.13	0.92	0.39
Cash dividends declared per common share	0.05	0.05	0.05	0.05	0.05

Financial position:
Cash and short-term investments	617,737	581,613	679,853	498,716	272,547
Working capital	436,883	453,713	563,307	355,386	204,979
Total assets	1,051,610	932,173	1,069,416	803,859	767,331
Stockholders' equity	674,321	616,972	752,544	512,209	516,365

Additional data:
Worldwide employees	3,319	3,043	2,947	2,745	2,664

______________

All share and per share amounts referred to in the above table have been adjusted to reflect the two-for-one stock splits in the form of stock dividends effected October 24, 2000 and October 26, 1999.

(1) In 2002, includes investment loss of $17.2 million, restructuring and other charges of $12.1 million, acquired in-process research and development of $5.8 million, and amortization and impairment of goodwill and purchased intangibles of $21.0 million. In 2001, includes investment loss of $93.4 million, restructuring and other charges of $12.1 million, and amortization of goodwill and purchased intangibles of $14.3 million. In 2000, includes investment gains of $14.3 million, one-time gains from the sale of assets of $2.7 million, restructuring and other charges of $5.6 million, in-process research and development of $0.5 million, and amortization of goodwill and purchased intangibles of $7.0 million. In 1999, includes investment gains of $88.9 million, one-time gains from the sale of assets of $5.7 million, restructuring and other charges of $23.0 million, acquired in-process research and development of $3.6 million, and amortization of goodwill and purchased intangibles of $4.8 million. In 1998, includes investment gains of $15.0 million, restructuring and other charges of $38.2 million, and amortization of goodwill and purchased intangibles of $7.7 million. The numbers presented above are pretax amounts.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion (presented in millions, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements including, but not limited to, those related to product and marketing plans, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Future Performance." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2003. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions, as well as statements regarding Adobe's focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Overview

Founded in 1982, Adobe Systems Incorporated ("Adobe" or the "Company") offers a line of software for consumers, businesses, and creative professional customers. Our products enable customers to create, manage and deliver visually rich, compelling and reliable content. We license our technology to hardware manufacturers, software developers, and service providers, and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, and original equipment manufacturers ("OEMs"); direct to end users; and through our own website at www.adobe.com. We have operations in the Americas; Europe, Middle East, and Africa ("EMEA"); and Asia. Our software runs on Microsoft Windows, Apple Macintosh, Linux, UNIX, Palm OS, Pocket PC, and Symbian platforms.

Revenue

	2002	Change	2001	Change	2000
	----------------	-------	----------	-------	-----------
Revenue
Products	$1,153.2	(6)%	$1,229.7	(3)%	$1,266.4
Services and support	11.6	100	---	---	---
	----------------	-------	----------	-------	-----------
	$1,164.8	(5)%	$1,229.7	(3)%	$1,266.4
	----------------	-------	----------	-------	-----------

We have four reportable segments that offer different product lines: Graphics, Cross-media Publishing, ePaper Solutions, and OEM PostScript and Other. The Graphics segment provides users with software for creating, editing and enhancing digital images and photographs, digital video, animations, graphics, and illustrations. The Cross-media Publishing segment provides software for professional page layout, professional Web page layout, technical document publishing, and business publishing. The ePaper Solutions segment provides electronic document distribution software that allows users to create, enhance, annotate, and securely send Adobe PDF files that can be shared, viewed, navigated, and printed exactly as intended on a broad range of hardware and software platforms. In addition, our recently-acquired Accelio business focusing on electronic forms is included in our ePaper segment. The OEM PostScript and Other segment includes printing technology to create and print simple or visually rich documents with precision.

Revenue from our Graphics segment is derived primarily from the licensing of the following application products: Photoshop, Illustrator, Adobe Premiere, Photoshop Elements, After Effects, Adobe Graphics Server (formerly called Adobe AlterCast), Digital Video Collection, Adobe PhotoDeluxe, Atmosphere, and LiveMotion. Cross-media Publishing includes the following application products: Web Collection, GoLive, Design Collection, Adobe Publishing Collection, PageMaker, FrameMaker, Adobe Type products, InDesign, Adobe Creative Suites, Adobe Content Server, eBooks, and PressReady. The ePaper Solutions segment includes Adobe Acrobat software and other Acrobat related technologies, Document Server, Form Server, Output Server, and Workflow Server. The OEM Postscript and Other segment includes printing technology to create and print simple or visually rich documents with precision.

Beginning in the first quarter of fiscal year 2003, we realigned our business segments to reflect the recent change in the way we manage our business. The former Graphics segment has been renamed the Digital Imaging and Video segment. The former Cross-media Publishing segment has been renamed the Creative Professional segment and includes two products that were formerly included in our Graphics segment, Adobe Illustrator and Adobe Graphics Server (formerly called Adobe AlterCast). There were no changes to our ePaper and OEM Postscript and Other segments. The management discussion and analysis that follows is based on our segment reporting that was in effect throughout fiscal 2002. For more information on both our old and new segment reporting, please refer to Note 17 of our Notes to Consolidated Financial Statements.

Products

Fiscal 2002 Revenue Compared to Fiscal 2001 Revenue

During fiscal 2002, our products revenue decreased 6%, or $76.6 million, compared to fiscal 2001, primarily due to continued economic weakness in Asia, Europe, and the U.S., as well as declines in revenue from our Graphics, Cross-media Publishing, and OEM PostScript and Other segments, for reasons explained below.

Revenue from our Graphics segment decreased 7%, or $40.4 million, from $543.4 million in fiscal 2001 to $503.0 million in fiscal 2002. The annual decrease in revenue in our Graphics segment was primarily due to a 13% year-over-year decline in our illustration software revenue, due to product lifecycle timing and the continued economic impact on creative professional customers, who are the main end-user market for this software. We also experienced a 3% overall decline in our digital imaging software revenue, which includes the Adobe Photoshop, Adobe Photoshop Elements, and Adobe PhotoDeluxe products. We believe the decline in digital imaging software is due to a combination of the economic weakness across the world, the impact of lower marketing spending by corporations resulting in a reduced number of creative professional customers, and the trend of our customers migrating towards the purchasing of Adobe Collection products as opposed to individual products. In addition, we experienced a 15% year-over-year revenue decline in our digital video software licensing, which is made up of our Adobe Premiere, Adobe After Effects, and our Adobe Digital Video Collection products, due to product lifecycle timing and the economic impact on the digital video software market.

Revenue from our Cross-media Publishing segment decreased 10%, or $29.4 million, from $289.6 million in fiscal 2001 to $260.2 million in fiscal 2002. The annual decrease in revenue from our Cross-media Publishing segment during fiscal 2002 compared to fiscal 2001 was due to multiple factors. In the Web publishing segment, we experienced a 35% decline in revenue from our Web-focused products: Adobe GoLive and the Adobe Web Collection. We attribute this decline to weakness in the Web publishing segment and less sales and marketing emphasis. In addition, we experienced a 23% year-over-year decline in our business publishing revenue, which is derived from our PageMaker and Adobe Publishing Collection products. We attribute this decline to the weaker global economy in 2002 when compared to 2001, the adoption of our Adobe Design Collection product (especially by creative professionals) instead of the Adobe Publishing Collection product, and less sales and marketing emphasis. Finally, we experienced a 29% year-over-year decline in type and technical publishing products, which includes our Adobe FrameMaker product, due to overall economic weakness in the geographic markets in which these products are used.

The decrease in revenue from these Cross-media products in fiscal 2002 compared to fiscal 2001 was partially offset by a 42% increase in revenue in our professional layout publishing products, which includes revenue from our InDesign, Adobe Design Collection, and Adobe Creative Suites products. We attribute this revenue increase to increased marketing activities and growing customer demand.

Revenue from our OEM PostScript and Other segment decreased 15%, or $15.8 million, from $104.8 million in fiscal 2001 to $89.0 million in fiscal 2002, due to the following factors: continued weakness in the print business, lower average selling prices generating less royalties from certain OEM customers, and smaller OEM customers transferring to clone PostScript technologies. Revenue from this segment has declined over the last few years and we expect this trend to continue, but if it significantly exceeds our expectations, it may harm our future results.

The decrease in revenue from the above-mentioned segments in fiscal 2002 compared to fiscal 2001 was partially offset by an increase of $9.0 million, or 3%, in our ePaper Solutions segment. This segment increased from $291.9 million in fiscal 2001 to $300.9 million in fiscal 2002, primarily due to a 5% increase in Acrobat revenue in the U.S. and an increase in revenue of $21.5 million from our newly-acquired Accelio business.

Fiscal 2001 Revenue Compared to Fiscal 2000 Revenue

During fiscal 2001, our overall product revenue decreased 3%, or $36.7 million, compared to fiscal 2000, primarily due to adverse economic conditions, especially in the U.S., and a decline in revenue from our Graphics, Cross-media Publishing, and OEM PostScript and Other segments for the reasons explained below.

Revenue from our Graphics segment decreased 10%, or $58.7 million, from $602.1 million in fiscal 2000 to $543.4 million in fiscal 2001. We attribute this decrease in Graphics segment revenue primarily to severe economic pressure on the creative professional and consumer markets, as well as product lifecycle timing and the decline in spending on Web-focused software tools. As a result of these factors, we experienced an 11% decrease in our digital imaging software revenue and a 17% decrease in our illustration software revenue when comparing fiscal 2001 to fiscal 2000.

The declines in our fiscal 2001 Graphics business were partially offset by a 14% year-over-year revenue increase in our digital video software products. Growth in our digital video software revenue was driven by new updates of our products in fiscal 2001.

Revenue from our Cross-media Publishing segment decreased 11%, or $35.6 million, from $325.2 million in fiscal 2000 to $289.6 million in fiscal 2001. The largest factors contributing to the Cross-media Publishing segment revenue decline were a 25% year-over-year decline in our Web publishing software revenue due to weakness in the Web layout and Web animation products market, a 23% year-over-year decline in type and technical publishing products due to product lifecycle timing and overall economic weakness in the geographic markets in which these products are used, and a 19% decline in our business publishing software revenue due to the adoption of our Adobe Design Collection product (especially by creative professionals) instead of our Adobe Publishing Collection product.

The declines in our fiscal 2001 Cross-media Publishing segment were partially offset by a 55% year-over-year revenue increase from our professional page layout publishing products due to increased marketing and promotional activities for these products throughout the year.

Revenue from our OEM PostScript and Other segment decreased 20%, or $26.7 million, from $131.5 million in fiscal 2000 to $104.8 million in fiscal 2001, due to the following factors: continued weakness in the print business, renegotiated pricing with certain OEM customers, and the outsourcing of certain OEM accounts to a third party solution provider.

The decrease in revenue from the above mentioned segments in fiscal 2001 compared to fiscal 2000 was partially offset by an increase of 41%, or $84.3 million, in our ePaper Solutions segment, as it increased from $207.6 million in fiscal 2000 to $291.9 million in fiscal 2001, due to the release of our Acrobat 5.0 product in the second quarter of fiscal 2001, as well as the continuing movement from paper-based processes to electronic workflows by enterprises and government agencies which contributed to broader adoption of our ePaper products.

Services and Support

Services and support is composed of professional services (such as consulting services and training) and support (such as maintenance and technical support) primarily related to the products we acquired from Accelio. Professional services revenue is recognized using the percentage of completion method and is measured monthly based primarily on input measures, such as on hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Our professional services revenue depends in large part on our software license revenue from the products that we acquired from Accelio. A significant portion of our support revenue is composed of our extended Enterprise Maintenance and Support offerings, which entitles customers to receive product upgrades and enhancements during the term of the maintenance and support period, which is typically one year. Our support revenue depends on both our software license revenue and renewals of our maintenance agreements. Our support revenue also includes support for our desktop products whereby Adobe offers a range of support programs, from fee-based incident to annual support contracts, and Developer Support to partners and developer organizations.

For fiscal 2002, our services and support revenue increased $11.6 million, or 100%, compared to fiscal 2001 solely due to the acquisition of the Accelio business in April 2002.

Geographic and Platform Information

We categorize our geographic results into three major market regions: the Americas, EMEA, and Asia. Revenue generated in the Americas, EMEA, and Asia as a percentage of total revenue is presented below:

	2002	2001	2000
	-----	-----	-----
Americas	50%	48%	52%
EMEA	27	27	26
Asia	23	25	22
	-----	-----	-----
	100%	100%	100%

The decrease in the percent of revenue from Asia and corresponding increase in the Americas in 2002 compared to 2001 was primarily due to weakness in the Japan economy. The decrease in the Americas in fiscal 2001 compared to 2000 was primarily due to adverse economic conditions, especially in the U.S.

Overall, revenue from our application products on the Windows and Macintosh platforms decreased 4% and 10%, respectively, in fiscal 2002 compared to fiscal 2001. In fiscal 2001 compared to fiscal 2000, revenue from our application products on the Windows platform increased 9%, and revenue from our application products on the Macintosh platform decreased 21% during the same period. In fiscal 2002, the Windows and Macintosh platforms accounted for 71% and 29%, respectively, of application products revenue, excluding platform-independent and UNIX products, compared to 70% and 30%, respectively, in fiscal 2001, and 63% and 37%, respectively, in fiscal 2000. We expect the trend towards the Windows platform to continue in the foreseeable future.

Cost of revenue

	2002	Change	2001	Change	2000
	------------	-------	----------	-------	--------------
Cost of revenue
Products	$96.9	19%	$81.5	(7)%	$87.3
Services and support	7.4	100	---	---	---
	------------	-------	----------	-------	--------------
Total cost of revenue	$104.3	28%	$81.5	(7)%	$87.3
Percentage of total revenue	9.0%		6.6%		6.9%

Products

Cost of products revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies, hosted server costs, and the costs associated with the manufacturing of our products.

Cost of products revenue increased in absolute dollars and as a percentage of revenue in fiscal 2002 compared to fiscal 2001 primarily due to increased amortization of website development costs related to Adobe Design Team (formerly Adobe Studio) which launched in the fourth quarter of fiscal 2001, and the subsequent impairment charge for the remaining Adobe Design Team development costs due to the decision to discontinue the Adobe Design Team service in the third quarter of fiscal 2002.

Cost of products revenue decreased in absolute dollars and as a percentage of revenue in fiscal 2001 compared to fiscal 2000, primarily due to an 8% decrease in third-party royalties, mainly associated with our PostScript and Type products revenue, and a 5% decrease in material costs due to decreased product licensing of shrink-wrapped products. These decreases were offset by a 2% increase in localization costs primarily due to localization for our Photoshop and Acrobat products, a 2% increase in excess and obsolete inventory expenses, and a 1% increase in hosted server costs due to the launch of Adobe Design Team (formerly Adobe Studio).

Services and Support

Cost of services and support is composed primarily of employee-related costs and the related infrastructure costs incurred to provide consulting services, training, and product support for our Accelio business.

Cost of services and support increased in absolute dollars and as a percentage of revenue in fiscal 2002 compared to fiscal 2001 due to the acquisition of the Accelio business in April 2002.

Operating Expenses

Research and Development

	2002	Change	2001	Change	2000
Research and development	$246.1	10%	$224.1	(7)%	$240.2
Percentage of total revenue	21.1%		18.2%		19.0%

Research and development expenses consist principally of salary and benefit expenses for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

Research and development expenses increased $22.0 million, or 10%, in fiscal 2002 compared to fiscal 2001, primarily due to higher compensation and related benefits related to headcount growth from the acquisition of Accelio to support product development efforts.

Research and development expenses decreased $16.1 million, or 7%, in fiscal 2001 compared to fiscal 2000. Of the 7% change, 3% was due to a decrease in compensation and related benefits due to lower incentive compensation expenses and 2% was due to a decrease in contractor and professional fees as less development work was performed through outside sources.

We believe that investments in research and development, including the recruiting and hiring of software developers, are critical to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced products. We will continue to focus on long-term opportunities available in our end markets and make significant investments in the development of our desktop application and server-based software products.

Sales and Marketing

	2002	Change	2001	Change	2000
Sales and marketing	$380.4	(6)%	$403.7	1%	$401.2
Percentage of total revenue	32.7%		32.8%		31.7%

Sales and marketing expenses include salary and benefit expenses, sales commissions, travel expenses, and related facilities costs for our sales, marketing, customer support, order management, and order fulfillment personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations, and other market development programs.

Sales and marketing expenses decreased $23.3 million, or 6%, in fiscal 2002 compared to fiscal 2001, primarily due to decreased marketing and advertising spending.

Sales and marketing expenses increased $2.5 million, or 1%, in fiscal 2001 compared to fiscal 2000. The 1% increase was primarily made up of a 6% increase from marketing spending, which was partially offset by a 3% decrease from compensation and related benefits due to lower incentive compensation.

General and Administrative

	2002	Change	2001	Change	2000
General and administrative	$108.1	(7)%	$115.6	(1)%	$116.5
Percentage of total revenue	9.3%		9.4%		9.2%

General and administrative expenses consist principally of salary and benefit expenses, travel expenses, and related facilities costs for our finance, human resources, legal, information services, and executive personnel. General and administrative expenses also include outside legal and accounting fees, provision for bad debts, and expenses associated with computer equipment and software used in the administration of the business.

General and administrative expenses decreased $7.5 million, or 7%, in fiscal 2002 compared to fiscal 2001. The 7% decrease was primarily made up of 3% from a decrease in contractor and professional fees, 3% from a decrease in facility expenses due to lower rent expenses, and 3% from a decrease in compensation and related benefits due to reduced headcount. These decreases were partially offset by a 2% increase from higher depreciation expenses.

General and administrative expenses decreased $0.9 million, or 1%, in fiscal 2001 compared to fiscal 2000. The 1% decrease was primarily made up of 5% from a decrease in bad debt expense related to enhanced global credit evaluations, on-going risk mitigation efforts (such as letters of credit, guarantees, and credit insurance) in Asia, and improved collections of our royalty accounts. This decrease was partially offset by a 2% increase from higher legal fees due to litigation and a 2% increase from facility expenses due to higher utility costs.

Restructuring and Other Charges

	2002	Change	2001	Change	2000
Restructuring and other charges	$12.1	1%	$12.1	114%	$5.6
Percentage of total revenue	1.0%		1.0%		0.4%

In the fourth quarter of fiscal 2002, we incurred a restructuring charge of $11.1 million, which included severance and related charges and the closure of a facility. The related restructuring program eliminated 239 engineering, sales and marketing, and general and administrative positions worldwide in order to realign our resources for our future business plans. These plans include adding resources to support our ePaper enterprise business in fiscal 2003.

The restructuring program is expected to be completed in fiscal 2003. Of the $11.1 million in charges, $4.7 million remained accrued at November 29, 2002.

In the second quarter of fiscal 2002, we implemented a restructuring program to eliminate 39 redundant sales and marketing positions, held by Adobe employees worldwide, as a result of the acquisition of Accelio. The restructuring included severance and related charges associated with the reduction in force and the cost of vacating a leased facility. Total restructuring charges were $1.6 million and the majority of these payments were paid in the second quarter of fiscal 2002. Of the $1.6 million in charges, $.05 million remains accrued at November 29, 2002. The remaining payments will be paid in the first quarter of fiscal 2003.

During the fourth quarter of fiscal 2002, we paid our remaining obligations under our 2001 restructuring program. We also lowered our estimate of the total costs associated with the restructuring program, resulting in an adjustment of approximately $0.6 million. The adjustment primarily reflected lower than estimated relocation and severance expenses and related charges.

In the fourth quarter of fiscal 2001, we implemented a restructuring plan to realign our workforce to our future strategic goals and to align our resources with our lower fiscal 2002 revenue targets due to adverse economic conditions resulting in part from the events of September 11, 2001. This restructuring enabled us to increase our investment in digital imaging, digital video, and ePaper-based businesses in fiscal 2002. As part of the restructuring program, we implemented a reduction in force of 247 positions, affecting organizations throughout the company. The reductions came predominantly from sales and marketing and in our North American operations, and as of November 30, 2001, the majority of these terminations were completed. The restructuring charge in the fourth quarter of fiscal 2001 was $12.1 million, all of which related to severance and related charges associated with the reduction in force. As of November 29, 2002, there was no restructuring liability remaining for our fiscal year 2001 restructuring program. For more information, see Note 8 of our Notes to Consolidated Financial Statements.

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

Acquired In-Process Research and Development

	2002	Change	2001	Change	2000
Acquired in-process research and development	$5.8	100%	$---	(100)%	$0.5
Percentage of total revenue	0.5%		---		---

On April 12, 2002, we acquired 100% of the outstanding common stock of Accelio Corporation. Accelio was a provider of Web-enabled solutions that help customers manage business processes driven by electronic forms. We obtained an independent appraiser's valuation to determine the amounts allocated to purchased technology and in-process research and development. The valuation analysis utilized the Income Approach that takes into consideration discounted future cash flows. Based on this valuation $0.4 million was allocated to in-process research and development. The amount allocated to in-process research and development of $0.4 million was expensed as of the date of the acquisition due to the state of the development of certain products and the uncertainty of the technology.

In December 2001, we acquired Fotiva, Inc. ("Fotiva"). Substantially all of Fotiva's assets were intellectual property. Fotiva was a development stage software company that created solutions to help consumers manage, store, enrich, and share digital photographs and other related personal media. In connection with the acquisition, substantially all of the purchase price of $5.4 million cash was allocated to in-process research and development and expensed at the time of acquisition due to the in-process state of the technology. At the date we acquired Fotiva, it was estimated that 50% of the development effort had been completed and that the remaining 50% of the development effort would take approximately eleven months to complete. The efforts required to complete the development of the technology primarily include finalization of coding, internationalization, and extensive quality assurance testing. We developed a new product, Adobe Photoshop Album, that we released in the first quarter of fiscal 2003 using Fotiva's image management technology with our digital imaging and ePaper technologies.

In fiscal 2000, we recorded $0.5 million of acquired in-process research and development related to our acquisition of Glassbook, Inc. ("Glassbook"). The acquisition was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 ("APB 16"). Based on an independent appraiser's valuation, $0.5 million of the total $28.0 million purchase price was allocated to in-process research and development due to the state of the development and the uncertainty of the technology. The ongoing projects at Glassbook at the time of the purchase included the development of the Glassbook Reader and the Glassbook Content Server products. We released new products that contained the purchased technology in April 2001, with Acrobat eBook Reader 2.1 and Adobe Content Server 2.0.

Amortization and Impairment of Goodwill and Purchased Intangibles

	2002	Change	2001	Change	2000
Amortization and impairment of goodwill and purchased intangibles	$21.0	47%	$14.3	104%	$7.0
Percentage of total revenue	1.8%		1.2%		0.6%

Amortization of goodwill and purchased intangibles increased $6.7 million, or 47%, in fiscal 2002 compared to fiscal 2001, primarily due to the goodwill impairment charge for the remaining book value of the Glassbook acquisition. The impairment charge was determined based on discounted future cash flows.

As part of the acquisition of Accelio in April 2002, we allocated $75.0 million to goodwill which, in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," will not be amortized. During the fourth quarter of fiscal 2002, we revised our estimate of certain costs associated with our acquisition of Accelio, resulting in an increase to goodwill of approximately $2.6 million. The adjustment primarily reflected higher than estimated transaction costs and costs related to closing redundant facilities. The goodwill associated with the acquisitions of Accelio and GoLive will be reviewed for impairment on an annual basis.

Amortization of goodwill and purchased intangibles increased $7.3 million, or 104%, in fiscal 2001 compared to fiscal 2000, due to a full year of amortization of Glassbook goodwill totaling $7.2 million and purchased intangibles of $0.1 million.

Nonoperating Income (Loss)
Investment Gain (Loss)

	2002	Change	2001	Change	2000
Investment gain (loss)	$(17.2)	82%	$(93.4)	(751)%	$14.3
Percentage of total revenue	(1.5)%		(7.6)%		1.1%

Investment gain (loss) consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable equity securities, and equity method gains and losses of Adobe Ventures.

During fiscal 2002, investment losses consisted of other-than-temporary writedowns related to our marketable equity securities in DigitalThink, Inc., Tumbleweed Communications Corp., Engage, Inc., Virage, Inc., Viewpoint Corporation, AvantGo, Inc., and Salon Media Group, Inc. (formerly Salon.com) of $11.3 million. These losses were partially offset by gains totaling $7.2 million from the sale of our marketable equity securities. We also recorded net investment losses related to investments in Adobe Ventures and our cost method investments totaling $13.1 million. As of November 29, 2002, our short-term investments included marketable equity securities of $14.1 million and our long-term investments included investments in Adobe Ventures and other cost method investments of $35.6 million. These securities are inherently risky and we may experience further deterioration in fair value in the future.

During fiscal 2001, investment losses consisted of other-than-temporary writedowns related to our marketable equity securities in Tumbleweed Communications Corp., Salon Media Group, Inc. (formerly Salon.com), Engage, Inc., Liquent, Inc. (formerly ESPS, Inc.), AvantGo, Inc., Viewpoint Corporation, and Virage, Inc. of $53.1 million. These losses were partially offset by gains totaling $19.5 million from the sale of our marketable equity securities. We also recorded net investment losses related to investments in Adobe Ventures and our cost method investments totaling $59.8 million. As of November 30, 2001, our short-term investments included marketable equity securities of $37.8 million and our long-term investments included investments in Adobe Ventures and other cost method investments of $31.7 million.

During fiscal 2000, we recorded investment gains related to the sale of a portion of our investment in Tumbleweed Communications Corp. and Digimarc Corporation for $10.4 million and $2.2 million, respectively. Additionally, we recorded investment gains totaling $13.0 million related to the mark-to-market valuation adjustment for AvantGo, Inc. and other net gains totaling approximately $15.0 million related to various other Adobe Ventures investments activities. These gains were partially offset by investment losses related to the writedown of our investments in Engage, Inc.; Classmates Online, Inc. (formerly eCircles, Inc.); Salon Media Group, Inc. (formerly Salon.com); and Impresse Corporation, totaling approximately $26.3 million.

We are uncertain of future investment gains or losses as they are primarily dependent upon the operations of the underlying investee companies and market valuations.

Interest and Other Income

	2002	Change	2001	Change	2000
Interest and other income	$14.8	(32)%	$21.9	3%	$21.3
Percentage of total revenue	1.3%		1.8%		1.7%

Interest and other income consists principally of interest earned on cash, cash equivalents, and short-term investments, gains and losses on the sale of fixed income investments, foreign exchange transaction gains and losses and realized gains or losses on the disposal of assets.

Interest and other income decreased $7.1 million, or 32%, in fiscal 2002 compared to fiscal 2001 primarily due to a decrease in interest income of $6.0 million due to lower interest rates and lower realized gains of $2.5 million resulting from the sales of fixed income investments. The decreases in interest and other income in fiscal 2002 compared to fiscal 2001 were partially offset by a reduction in losses of $1.1 million related to the lowered cost of purchased options used in foreign currency hedging.

Interest and other income increased $0.6 million, or 3%, in fiscal 2001 compared to fiscal 2000 primarily due to realized gains of $5.9 million resulting from the sale of fixed income investments. Interest and other income also increased in fiscal 2001 compared to fiscal 2000 due to higher average cash balances resulting in an increase in interest income of $1.8 million. The increase in interest and other income in fiscal 2001 compared to fiscal 2000 was partially offset by foreign currency losses of $4.4 million. These foreign currency losses resulted from the implementation of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" and subsequent recording of the cost of hedging foreign currency exposures in interest and other income. In addition, in fiscal 2000, interest and other income increased due to a one-time gain of $2.5 million from the sale of a corporate facility in Edinburgh, Scotland.

Income Tax Provision

	2002	Change	2001	Change	2000
Income tax provision	$93.3	(8)%	$101.3	(35)%	$155.9
Percentage of total revenue	8.0%		8.2%		12.3%
Effective tax rate	32.8%		33.0%		35.1%

Our effective tax rate decreased in fiscal 2002 from fiscal 2001 and from fiscal 2000 to fiscal 2001, due to tax benefits associated with the restructuring of our international operations. Part of the tax rate decrease in fiscal year 2002 was offset by a tax rate increase, approximately 0.8%, due to the non-tax deductible goodwill impairment expense.

Factors That May Affect Our Future Performance

We believe that in the future our results of operations could be affected by various factors, including:

  adverse changes in general economic or political conditions in any of the major countries in which we do business introduction of new products by existing and new competitors, particularly Microsoft delays in shipment of our new products or major new versions of existing products difficulties in transitions to new markets, including the enterprise, government, corporate business and consumer markets inability to attract and retain key personnel
  lack of market acceptance of new products and upgrades
  weakness in demand for application software, computers, and printers downward sales price adjustments
  intellectual property disputes and litigation
  industry transitions to new business models
  renegotiation or termination of royalty or intellectual property licensing arrangements changes in accounting rules
  market risks associated with our equity investments (as discussed later under "Quantitative and Qualitative Disclosures about Market Risk")

We periodically provide operating model targets for revenue, expenses, gross margin, operating profit, other income, tax rate, and share count. We use these targets to assist us in making decisions about our allocation of resources and investments, not as predictions of future results. The targets reflect a number of assumptions, including assumptions about:

  product pricing and demand
  manufacturing costs and volumes
  the mix of application products and licensing revenue, full and upgrade products, distribution channels, and geographic distribution no change occurring in the global market conditions affecting our customers

These and many other factors described in this report affect our financial performance and may cause our future results, including results for the current quarter, to vary materially from these targets or from results for prior periods. In particular, the slow-down in some geographic areas, primarily in the U.S., Europe, and Japan, has adversely affected all of our product segments and may adversely affect our ability to achieve our targets. We attribute this slow-down, which is affecting all of our product segments, to continued economic weakness. These adverse economic conditions in the U.S., Europe, Japan, and potentially other geographic markets may continue in the short term, and they may continue to adversely affect our revenue and earnings. Although there are also adverse conditions in other countries, these other countries represent a much smaller portion of our revenue and thus have less impact on our operational results. Furthermore, if the economic slow-down worsens or spreads to other geographic areas where we do business, it would likely cause our future results, including results for the current quarter, to vary materially from our targets. In addition, political conditions in any of the major countries in which we do business may adversely affect our business.

The end markets for our software products are intensely and increasingly competitive and are significantly affected by product introductions and market activities of industry competitors. In the ePaper applications market, a number of competitors have developed and brought to market clones of our Acrobat application to create and enhance PDF files. Through lower pricing and aggressive marketing to existing or potential Adobe customers, these competitors could impact Adobe Acrobat average seat pricing, and our overall ePaper revenue. Additionally, any incorporation into an operating system of software for the creation of PDF files, or other software that competes with our ePaper or graphics applications, could seriously harm our business. Furthermore, Microsoft has increased its presence in the low-end and mid-range consumer digital imaging/graphics markets, as well as indicating that it may include new electronic form, electronic document distribution, eBook and related functionality like that in Adobe Acrobat and our server-based ePaper software, including announcing a new electronic forms tool that is planned to ship in mid-2003. We believe that, due to Microsoft's market dominance, any new Microsoft products in these markets will be highly competitive with our products. If competing graphics or ePaper products achieve widespread acceptance, our operating results would suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among competitors of ours may result in stronger competitors and may therefore harm our results of operations.

Also, as we seek to further broaden our customer base in the enterprise, government, corporate business and consumer markets, we may not successfully adapt our application software licensing and distribution channels, which could cause our operating results to suffer. As we currently have limited experience in these markets, we believe we will need to recruit, train, and retain personnel with experience in these markets, and our failure to do so may harm our ability to penetrate these markets. We could also experience decreases in average selling prices and some transitions in our distribution channels that could seriously harm our business. In connection with the Accelio acquisition, we may not be successful in integrating Accelio or developing, marketing or licensing products, particularly products for the enterprise, government, corporate business and consumer markets, based on Accelio's technology or expertise. We also may not be successful in integrating its distribution channels with ours, or in developing the necessary relationships with enough significant systems integrators to succeed with these new customer bases. Additionally, we may face unanticipated expenses relating to the integration of Accelio personnel and its products, distribution channels, and administrative functions. All of these factors may affect our realizability of Accelio's assets, including goodwill.

We plan to recruit key talent for our future growth, especially to support our enterprise business. These plans to continue to invest in certain areas will require us to continue to hire additional employees. Competition for high-quality personnel, especially highly skilled engineers, is extremely intense. Our ability to effectively manage this growth will require us to continue to improve our operational and financial controls and information management systems, and to attract, retain, motivate, and manage employees effectively; otherwise our business could be seriously harmed. We rely on our ability to grant stock options in order to recruit and retain highly skilled employees in a competitive environment. The proposed requirement that stockholder approval would be required for the adoption of all stock option plans and for any material modifications to such plans, as well as the potential requirement to recognize an expense for stock options in our financial statements, may result in our inability to provide adequate incentives to effectively recruit and retain talented employees.

Any delays or failures in developing and marketing our products, including upgrades of current products that successfully adapt to changing customer needs, may also have a harmful impact on our results of operations. Our ability to extend our core technologies into new applications and new platforms and to anticipate or respond to technological changes could affect our ability to develop these products. A portion of our future revenue will come from these new applications. Delays in product or upgrade introductions could cause a decline in our revenue, earnings, or stock price. We cannot determine the ultimate effect that these new products or upgrades will have on our revenue or results of operations.

We offer our application-based products primarily on Macintosh and Windows platforms, and on some UNIX platforms. We generally offer our server-based products, but not desktop products, on the Linux platform as well as the three platforms mentioned above. To the extent that there is a slow-down of customer purchases of personal computers on either the Windows or Macintosh platform or in general, or to the extent that significant demand arises for our products or competitive products on the Linux desktop platform before we choose and are able to offer our products on this platform, our business could be harmed.

We distribute our application products primarily through distributors, resellers, retailers, and increasingly, systems integrators and VARs (collectively referred to as "distributors"). A significant amount of our revenue for application products is from two distributors. In addition, our channel program now focuses our efforts on larger distributors, which has resulted in our dependence on a relatively small number of distributors selling through a large amount of our products. Sales through the distribution channel result in unstable pricing and significant product returns. Our distributors sell our competitors' products; if our distributors favor our competitors' products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, and in that case, our results would suffer. Additionally, one of our goals is to increase our direct distribution of our products to end users through our online store located on our website at www.adobe.com. Any such increase in our direct revenue efforts will place us in increased competition with our channel distributors and with newer types of distribution of our products by online, Internet-based resellers.

In addition, we continue to expand into third-party distribution channels, including VARs and systems integrators, in our effort to further broaden our customer base. As a result, the financial health of these third parties and our continuing relationships with them are becoming more important to our success. Some of these companies may be unable to withstand changes in business conditions. Our business could be seriously harmed if the financial condition of some of these third parties substantially weakens or if our relationships with them deteriorate.

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

Our computer network and applications could be adversely impacted by malicious code such as worms and viruses, which are released into the public Internet using recently discovered vulnerabilities in popular software programs. Although we have a response team that is notified of high-risk malicious events from multiple sources and we take certain preventative measures, these procedures may not be sufficient to avoid harm to our business.

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

We currently rely on five turnkey assemblers of our products, with at least two turnkeys located in each major region we serve. If any significant turnkey assembler terminates its relationship with us, or if our supply from any significant turnkey is interrupted or terminated for any other reason, we may not have enough time or be able to replace the supply of products manufactured by that turnkey assembler to avoid serious harm to our business.

Revenue from our OEM PostScript and Other segment experienced a 15% decline in fiscal 2002 compared to fiscal 2001, primarily as a result of a decline in the print business. We expect this segment to continue to decline in fiscal 2003 relative to fiscal 2002, which may harm our business if the magnitude of the decline significantly exceeds our expectations. The continuing weakness in the economy is contributing to the decrease in revenue for the monochrome laser printers market, in addition to the decline in average selling prices of monochrome laser printers and the increasing use of inkjet printers. If a current major customer decided to incorporate a clone version instead of Adobe PostScript technology, it could seriously harm our business. Further, OEM partners on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us.

The Internet market is rapidly evolving and is characterized by an increasing number of market entrants that have introduced or developed products addressing authoring and communication over the Internet. As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The industry for software that addresses authoring and communications over the Internet is still developing. Standards defining Web graphics have not yet been fully adopted. In addition, new models for licensing software will be needed to accommodate new information delivery practices. The new models may be less lucrative for us than our existing business models. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, ease of use and access, cost, and quality of service) remain unresolved and may affect the growth of Internet use, together with the software standards and electronic media employed in such markets.

We derive a significant portion of our revenue and operating income from our customers located in Europe and Japan. We generally experience lower revenue from our European operations in the third quarter because many customers reduce their purchasing activities in the summer months. We are uncertain whether the recent currency appreciation experienced in Europe and Japan will continue in the foreseeable future. Our operating results are subject to fluctuations in foreign currency exchange rates. Dramatic fluctuations in foreign currency exchange rates may have significant financial impact. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our best judgment of the appropriate trade-offs among risk, opportunity, and expense. We have established a hedging program to hedge our exposure to foreign currency exchange rate fluctuations, primarily of the Japanese yen and the euro. We regularly review our hedging program and will make adjustments based on our best judgment. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

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

  software revenue recognition
  stock option grants and accounting for stock options
  accounting for business combinations
  accounting for variable interest entities
  goodwill and other intangible assets accounting

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

We hold equity investments that have recently experienced significant declines in market value. We also have investments, and may continue to make future investments, in several privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development is typically in the early stages and may never materialize. Our investment activities can impact our net income. We recorded pre-tax losses from marketable securities and other investments in privately held companies of $17.2 million and $93.4 million in fiscal 2002 and 2001, respectively. These amounts reflect realized losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable equity securities, and net investment losses related to investments in Adobe Ventures and our cost method investments. In fiscal 2002 and 2001, decreases in the market prices of these securities resulted in a decrease in our pre-tax income. Future price fluctuations in these securities and any significant long-term declines in value could reduce our net income in future periods. We are uncertain of future investment gains and losses, as they are primarily dependent upon the operations of the underlying investee companies.

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

Critical Accounting Policies

We have identified the following as critical accounting policies to our company: revenue recognition, accounting for our marketable and non-marketable fixed income and equity securities, accounting for leases of property and equipment, and accounting for income taxes.

Revenue Recognition

We recognize application products revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Application products revenue from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection, and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel, and other related factors.

We provide free technical phone support for our shrink-wrapped application products to customers who are under warranty for support. We record the estimated cost of free technical phone support upon shipment of software.

We also license software in multiple element arrangements in which a customer purchases a combination of software, post-contract customer support ("PCS"), and/or professional services. PCS, or maintenance, includes rights to upgrades, when and if available, telephone support, updates, and enhancements. Professional services relate to consulting services and training. When vendor specific objective evidence ("VSOE") of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. We determine VSOE of fair value of PCS based on renewal rates for the same term PCS. In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming delivery has occurred and collectibility is probable. Revenue allocated to PCS is recognized ratably over the contractual term (typically one to two years).

The arrangement fees related to fixed-priced consulting contracts are recognized using the percentage of completion method. Percentage of completion is measured monthly based primarily on input measures, such as on hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Anticipated losses on fixed-priced contracts are recognized in the period when they become known.

We record OEM licensing revenue, primarily royalties, when OEM partners ship products incorporating Adobe software, provided collection of such revenue is deemed probable.

Deferred revenue includes customer advances under OEM licensing agreements and maintenance revenue. In cases where we will provide a specified free upgrade to an existing product, we defer revenue until the future obligation is fulfilled.

We perform ongoing credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for estimated credit losses.

Accounting for our Marketable and Non-marketable Fixed Income and Equity Securities

We classify all of our cash equivalents and short-term investments that are free of trading restrictions, or become free of trading restrictions within one year, as "available-for-sale." We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Realized gains and losses are recognized when realized in our consolidated statements of income. The market prices in our short-term equity investments have been volatile in the past. It is our policy to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies' cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related writedown as an investment loss on our consolidated statements of income. The ultimate value realized on these equity investments is subject to market volatility until they are sold. For further information on our cash equivalents and short-term investments, please refer to Note 1 of our Notes to Consolidated Financial Statements.

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

The investments in Adobe Ventures are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Under the terms of the partnership agreements, the general partner has the sole and exclusive right to manage and control the partnerships. Adobe as the limited partner has certain rights, including replacing the general partner and approving acquisitions that exceed certain established parameters. However, these rights are considered to be protective rights and do not suggest an ability to control the partnerships. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment gain (loss). The stock of a number of technology investments held by the limited partnerships at November 29, 2002 is not publicly traded, and, therefore, there is no established market for their securities. In order to determine the fair market value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates made by Granite Ventures based on their assessment of the current market value. It is our policy to review the fair value of these investments held by Adobe Ventures on a regular basis to evaluate the carrying value of the investments in these companies. This policy includes, but is not limited to, reviewing each companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve in addition to our equity method of accounting. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

We recognize realized gains and losses upon sale or maturity of these investments using the specific identification method. For further information on our long-term investments, please refer to Note 1 of our Notes to Consolidated Financial Statements.

Accounting for Leases of Property and Equipment

We entered into two operating lease agreements in 1999 and 2001 (the latter for a building currently under construction) related to our headquarter office buildings in San Jose, California. The agreements qualify for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13 ("SFAS No. 13"), "Accounting for Leases," and, as such, the buildings are not included on our balance sheet. According to SFAS No. 13, a lease is classified as operating if it does not meet any of the following criteria at its inception: 1) the lease transfers ownership of the property to the lessee at the end of the lease term, 2) the lease contains a bargain purchase option, 3) the lease term is equal to 75% or more of the economic life of the leased property, 4) the present value of the minimum lease payments equals or exceeds 90% of the fair value of the leased property. These agreements are subject to standard covenants, including liquidity, leverage, and profitability ratios that are reported to the lessors quarterly. We believe we will be able to meet our obligations under the agreements, but if we default on our commitments and are unable to remedy the default quickly enough, the lessors may terminate all remaining commitments (if any remain), and they may demand we purchase the building for an amount equal to the current lease balance, or require that we remarket or relinquish the building. If we are required to purchase the buildings and do not elect to refinance, this will substantially decrease our cash available for working capital and require us to add the value of the buildings to our balance sheet. If we remarket or relinquish the buildings, this could require us to find alternate facilities on terms that may not be as favorable as the current arrangement. As of November 29, 2002, we were in compliance with all covenants. For further information on these leases, please refer to Note 14 of our Notes to Consolidated Financial Statements.

Income Taxes

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company's financial position or its results of operations.

Employee and Director Stock Options

Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to attract, retain, and provide performance incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from three stock plans (the "Plans"): 1) the 1994 Stock Option Plan, under which officers and key employees are granted options to purchase shares of our stock, 2) the 1999 Equity Incentive Plan, our broad-based plan under which options may be granted to all employees and outside consultants, and 3) the 1996 Outside Directors Stock Option Plan, as amended, under which options are granted automatically under a pre-determined formula to non-employee directors. In addition, our stock option program includes the Adobe 1984 Stock Option Plan, as amended, and the Aldus 1984 Restated Stock Option Plan from which we currently do not grant options. The plans listed above are collectively referred to in the following discussion as "the Plans." We consider our option programs critical to our operation and productivity; essentially all of our employees participate. Option vesting periods are generally three years for all of the Plans.

All stock option grants to current executive officers are made after a review by, and with the approval of, the Executive Compensation Committee of the Board of Directors. All members of the Executive Compensation Committee are independent directors, as defined in the rules applicable to issuers traded on The Nasdaq Stock Market. See the "Report of the Executive Compensation Committee" appearing in the Company's 2003 Proxy Statement for further information concerning the policies and procedures of the Company and the Executive Compensation Committee regarding the use of stock options.

Distribution and Dilutive Effect of Options

The table below provides information about stock options granted for 2002, 2001, and, 2000 to our Chief Executive Officer and our four other most highly compensated executive officers as of November 29, 2002, who will also be identified in our 2003 Proxy Statement. This group is referred to as the Named Executive Officers. Please refer to the section headed "Executive Options" below for the Named Executive Officers.

Options granted to employees, directors and Named Executive Officers for the fiscal years 2000 through 2002 are summarized as follows:

Employees, Directors and Named Executive Officers Option Grants in 2002, 2001, and 2000 (1)

	2002	2001	2000
Net grants during the period as % of outstanding shares	3%	6%	6%
Net grants to Named Executive Officers during the period as % of total options granted	21%	11%	15%
Net grants to Named Executive Officers during the period as % of Outstanding shares	1%	1%	1%
Cumulative options held by Named Executive Officers as % of total options outstanding	15%	12%	10%

(1) "Net grants" equals the sum of the number of shares subject to options granted during the specified period reduced by the number of shares subject to options which were canceled or otherwise terminated during such period. Net grants as a percentage of outstanding shares is based on 232 million shares, 236 million shares, and 241 million shares of our common stock outstanding as of November 29, 2002, November 30, 2001 and December 1, 2000, respectively. All options and outstanding shares referred to in the above table have been adjusted to reflect the two-for-one stock split in the form of a stock dividend effected October 24, 2000.

During fiscal 2002, we granted options to purchase approximately 12.0 million shares of our stock to our employees and directors, which was a net grant of approximately 7.0 million options after deducting approximately 5.0 million shares for options canceled. For additional information about our employee stock option plan activity for the years 2000 through 2002, and pro forma earnings presentation as if we had accounted for our grant of employee stock options using the fair value method of accounting under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," please refer to Note 11 of our Notes to Consolidated Financial Statements.

For fiscal 2002, options granted to the Named Executive Officers amounted to 21% of the grants made to all employees and directors. Options granted to the Named Executive Officers as a percentage of the total options granted to all employees and directors vary from year to year. In 2002, the Named Executive Officers received a higher percentage of total grants than in other years because, although total grants to the Named Executive Officers remained relatively the same, overall there were fewer options granted to all employees. For additional information about the compensation of our executive officers and stock option grants to our Named Executive Officers, please refer to our 2003 Proxy Statement.

General Option Information

The following table sets forth the summary of activity under the Plans for our fiscal year ended November 29, 2002 and November 30, 2001 (in actual amounts):

Summary of Option Activity

	Years Ended
	---------------------------------------------------------------------------------------------------------------------------------------
	November 29, 2002			November 30, 2001
	--------------------------------------------------------------			---------------------------------------------
	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
	-------------	----------------	--------------	---------------	--------------	----------------
Beginning of period	12,818,238	54,284,317	$ 36.66	26,911,978	45,017,400	$38.26
Granted	(11,973,680)	11,973,680	28.77	(19,177,315)	19,177,315	28.38
Exercised	--	(3,688,534)	15.99	--	(4,826,823)	12.55
Canceled	4,722,413	(4,722,413)	45.20	5,083,575	(5,083,575)	44.89
	-------------	----------------	--------------	---------------	--------------	----------------
End of period	5,566,971	57,847,050	$35.64	12,818,238	54,284,317	$36.66
	========	=========	=========	========	========	=========

The following table sets forth a comparison as of November 29, 2002, of the number of shares subject to our options whose exercise prices were at or below the closing price of our common stock on November 29, 2002 ("In-the-Money" options) to the number of shares subject to options whose exercise prices were greater than the closing price of our common stock on such date ("Out-of-the-Money" options) (in actual shares):

In-the-Money and Out-of-the-Money Option Information as of November 29, 2002 (1)

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
	------------	------------	---------	--------------
In-the-Money	10,410,743	20,941,290	31,352,033	54%
Out-of-the-Money	15,991,496	10,503,521	26,495,017	46%
	------------	------------	---------	--------------
Total Options Outstanding	26,402,239	31,444,811	57,847,050	100%
	========	========	======	=========

(1) The closing price of our common stock on November 29, 2002, was $29.53, as reported by the Nasdaq National Market.

Executive Options

The following table sets forth information regarding stock options granted in the fiscal year ended November 29, 2002, to our Named Executive Officers, each under the 1994 Stock Option Plan, as amended. All options were granted with an exercise price equal to the closing price of our common stock on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with exercise. These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term of seven (7) years. The assumed 5% and 10% rates of stock price appreciation are provided for purposes of illustration only and do not represent our estimate or projection of the future price of our common stock.

Option Grants in Last Fiscal Year

	Individual Grants
	------------------------------------------------------				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (in actual dollars) --------------------------------------
	Number of Securities Underlying Options Granted (actual shares)	% of Total Options Granted to Employees in Fiscal Year(1)	Exercise Price (per share)	Expiration Date

Granted
					5%	10%
-----------------------	--------------	---------------	-------------	-----------	------------	----------------
Bruce R. Chizen	1,090	0.01%	$26.47	11/12/09	$11,746	$27,373
	848,910	7.20	26.47	11/12/09	9,147,810	21,318,288

Shantanu Narayen	4,100	0.03	26.47	11/12/09	44,181	102,961
	495,900	4.20	26.47	11/12/09	5,343,793	12,453,309

Murray J. Demo	3,850	0.03	26.47	11/12/09	41,487	96,683
	496,150	4.21	26.47	11/12/09	5,346,487	12,459,588

Jim Stephens	4,150	0.04	26.47	11/12/09	44,720	104,217
	295,850	2.51	26.47	11/12/09	3,188,064	7,429,545

Bryan Lamkin	4,475	0.04	26.47	11/12/09	48,222	112,379
	295,525	2.50	26.47	11/12/09	3,184,562	7,421,384

_________________________________________________________

(1) Based on approximately 12.0 million shares subject to options granted to employees under our option plans during fiscal 2002.

Stock Option Exercises and Option Holdings

The following table shows stock options exercised by the Named Executive Officers in fiscal 2002, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of November 29, 2002, is shown. Also reported are the values for "In-the-Money" options. The dollar amounts shown in the "In-the-Money" column represent the positive spread between the exercise price of any such existing stock options and closing price as of November 29, 2002 of our common stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values (in actual shares and dollars)

			Number of Securities Underlying Unexercised Options at November 29, 2002 --------------------------------------		Value of Unexercised In-the- Money Options at November 29, 2002 (2) ------------------------------------------------------------
	Number of Shares Acquired on Exercise	Value Realized (1)

Name			Exercisable	Unexercisable	Exercisable	Unexercisable
------------------------------	---------------	----------------	--------------	-----------------	--------------	---------------
Bruce R. Chizen	150,000	$3,905,278	1,396,990	1,762,501	$539,591	$3,944,678
Shantanu Narayen	27,000	723,928	826,532	1,004,168	1,386,678	2,282,449
Murray J. Demo	---	---	580,157	920,835	457,822	2,056,715
Jim Stephens	52,500	1,561,705	480,834	608,334	208,838	1,390,975
Bryan Lamkin	---	---	559,604	614,584	346,934	1,342,600

(1) The "value realized" represents the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options.

(2) Option values are based on the closing price of our common stock on November 29, 2002 of $29.53, as reported by the Nasdaq National Market.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of November 29, 2002, including Adobe's 1984 Stock Option Plan, as amended, 1994 Stock Option Plan, 1994 Performance and Restricted Stock Plan, 1996 Outside Directors Stock Option Plan, as amended, 1997 Employee Stock Purchase Plan, and the 1999 Equity Incentive Plan.

	Equity Compensation Plan Information (in actual shares) --------------------------------------------------------------------------------------------
Plan Category (1)	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
--------------------------------	--------------------	--------------------	--------------------------
Equity compensation plans approved by security holders	19,768,520	$ 28.47	22,952,840 (2)

Equity compensation plans not approved by security holders*(3)	38,050,350	$ 39.39	741,983
--------------------------------	--------------------	--------------------	--------------------------
Total	57,818,870	$ 35.66	23,694,823

(1) The information presented in this table excludes options assumed by the Company in connection with acquisitions of other companies. As of November 29, 2002, 28,180 shares of our common stock were issuable upon the exercise of these assumed options, at a weighted average exercise price of $5.22 per share.

(2) Includes 15,369,793 million shares that are reserved for issuance under the 1997 Employee Stock Purchase Plan.

(3) Consists of options that are outstanding and shares available for future issuance under our 1999 Equity Incentive Plan (the "1999 Plan"). Neither the Nasdaq current listing standards nor federal law has required stockholder approval of the 1999 Plan, and accordingly it has not been approved by our stockholders. The material features of the 1999 Plan are described in Note 11 of our Notes to Consolidated Financial Statements.

We Disclose Pro Forma Financial Information

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. Our pro forma financial information does not include restructuring and other charges, acquired in-process research and development, amortization and impairment of goodwill and purchased intangibles, gain or loss on the sale of specific assets (e.g. building), and gains and losses on investments in equity securities. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate and compare the results of our ongoing operations from quarter to quarter and from year to year because it removes certain items from the financial information to more clearly reveal our ongoing operating results. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, as well as in some of our other reports.

The following table shows the Company's pro forma results reconciled to the GAAP Consolidated Statement of Income for the fiscal years ended November 29, 2002, and November 30, 2001, and December 1, 2000. Our pro forma information, including the information presented below, is a non-GAAP measure and may not be comparable to similarly titled measures reported by other companies. Our pro forma results for fiscal year 2002, 2001, and 2000 exclude restructuring and other charges, acquired in-process research and development, amortization and impairment of goodwill and purchased intangibles, investment gains and losses, and gain on the sale of a building.

	Years Ended ------------------------------------------------------------------------
	November 29, 2002 -------------------	November 30, 2001 -------------------	December 1, 2000 ----------------
	(in thousands)
GAAP income before income taxes	$284,689	$306,931	$443,739
Restructuring and other charges	12,148	12,063	5,629
Acquired in-process research and development	5,769	---	470
Amortization and impairment of goodwill and purchased intangibles	20,973	14,281	7,013
Investment (gain) loss	17,185	93,414	(14,345)
Gain on the sale of a building	---	---	(2,718)
	-------------------	-------------------	----------------
Pro forma income before income taxes	340,764	426,689	439,788
Income tax provision	109,044	140,807	154,542
	-------------------	-------------------	----------------
Pro forma net income	$231,720	$285,882	$285,246
	============	============	==========

Pro Forma Fair Value Disclosures on Employee Stock Plans

We account for our fixed stock option plans and our employee stock purchase plan using the intrinsic value method. Please see our Note 11 of the Notes to Consolidated Financial Statements for the pro forma amounts of net income and net income per share that would have resulted if we accounted for our employee stock plans under the fair value recognition provisions of SFAS No. 123.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS No. 142 is effective. In accordance with SFAS No. 142, goodwill resulting from our recent acquisition of Accelio in April 2002 is not amortized. We will fully adopt SFAS No. 142 beginning in our fiscal year 2003. We do not expect the adoption of SFAS No. 142 to have a material impact on our financial position or results of operations. Amortization and impairment of goodwill in fiscal 2002, 2001, and 2000 was $21.0 million, $14.3 million, and $7.0 million, respectively.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)," required an exit cost liability be recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position or results of operations.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS No. 147"), "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The provisions of this statement relate to the application of the purchase method of accounting for all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this statement also relate to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The provisions of this statement are effective on or after October 1, 2002. There will be no material impact upon the adoption of SFAS No. 147 on our financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We do not expect the adoption of SFAS No. 148 to have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. We are currently evaluating the impact of FIN No. 45 on our financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The Company has considered the provisions of FIN No. 46 and believes it will not be necessary to include in the Company's financial statements any assets, liabilities, or activities of the entities holding the Company's corporate headquarters leases. The Company has provided certain disclosures in other areas of this filing (see Note 6 and Note 14 of our Notes to Consolidated Financial Statements) and will continue to evaluate the impact of FIN No. 46 on our financial statements and related disclosures.

LIQUIDITY AND CAPITAL RESOURCES

	2002	Change	2001	Change	2000
Cash, cash equivalents, and short-term investments	$617.7	6%	$581.6	(14)%	$679.9
Working capital	$436.9	(4)%	$453.7	(19)%	$563.3
Stockholders' equity	$674.3	9%	$617.0	(18)%	$752.5

Our cash, cash equivalents, and short-term investments consist principally of money market funds, U.S. Treasuries, corporate notes, municipal bonds, and marketable equity securities. All of our short-term investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair market value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Realized gains and losses are recognized when realized in our consolidated statements of income.

Cash provided by operating activities was $329.3 million, $418.7 million, and $444.6 million in fiscal 2002, 2001, and 2000, respectively. The $329.3 million of cash provided by operating activities for the year ended November 29, 2002, was primarily due to net income of $191.4 million, net non-cash related expenses of $118.9 million, and a net increase in operating assets and liabilities of $19.0 million. The $418.7 million of cash provided by operating activities for the year ended November 30, 2001, was primarily due to net income of $205.6 million, net non-cash related expenses of $197.1 million, and a net increase in operating assets and liabilities of $16.0 million. The $444.6 million of cash provided by operating activities for the year ended December 1, 2000, was primarily due to net income of $287.8 million net non-cash related expenses of $173.6 million, partially offset by a net decrease in operating assets and liabilities of $16.8 million. Our cash provided by operating activities decreased in fiscal 2002 compared to fiscal 2001 and in fiscal 2001 compared to fiscal 2000 as a result of decreases in revenue and operating income that occurred primarily as a result of weak economic conditions.

Cash used for investing activities was $142.3 million, $26.4 million, and $228.1 million in fiscal 2002, 2001, and 2000, respectively. The $142.3 million of cash used for investing activities for the year ended November 29, 2002, was primarily due to net purchases of short-term investments of $91.8 million, purchases of long-term investments and other assets of $38.0 million, and acquisitions of property and equipment of $31.6 million. The cash used for investing activities was partially offset by proceeds from the sale of equity securities of $11.7 million and proceeds of $7.3 million related to our Accelio acquisition. The $26.4 million of cash used for investing activities for the year ended November 30, 2001, was primarily due to acquisitions of property and equipment of $43.2 million and purchases of long-term investments and other assets of $35.3 million. The cash used for investing activities was partially offset by net cash provided by short-term investments of $20.6 million and proceeds from the sale of equity securities of $31.5 million. The $228.1 million of cash used for investing activities for the year ended December 1, 2000, was primarily due to net purchases of short-term investments of $137.9 million, purchases of long-term investments and other assets of $59.1 million, and acquisitions of property and equipment of $29.8 million. The cash used for investing activities was partially offset by proceeds from the sales of equity securities and a building of $17.8 million and $5.4 million, respectively. We expect to continue to invest in short-term investments and purchase additional property and equipment to support our growth.

The increase in cash used for investing activities in fiscal 2002 compared to 2001 was primarily due to increased purchases of short-term investments because of lower treasury stock purchases. The decrease in cash used for investment activities in fiscal 2001 compared to 2000 was primarily due to a reduction in purchases of short-term and long-term investments in order to purchase treasury stock.

Cash used for financing activities was $223.3 million, $409.6 million, and $148.3 million in fiscal 2002, 2001, and 2000, respectively. The $223.3 of cash used for financing activities for the year ended November 29, 2002, was primarily due to the purchase of $293.2 million of treasury stock and payment of dividends of $11.9 million. Cash used for financing activities in 2002 was offset by proceeds of $81.9 million from the issuance of treasury stock related to the exercise of stock options under our stock option plans and the sale of stock under the Employee Stock Purchase. The $409.6 million of cash used for financing activities for the year ended November 30, 2001, was primarily due to the purchase of $485.1 million of treasury stock and payment of dividends of $12.0 million. Cash used for financing activities in 2001 was offset by proceeds of $87.5 million from the issuance of treasury stock related to the exercise of stock options under our stock option plans and the sale of stock under the Employee Stock Purchase Plan. The $148.4 million of cash used for financing activities for the year ended December 1, 2000, was primarily due to the purchase of $255.5 million of treasury stock and payment of dividends of $12.0 million. Cash used for financing activities in 2000 was offset by proceeds of $119.1 million from the issuance of treasury stock related to the exercise of stock options under our stock option plans and the sale of stock under the Employee Stock Purchase Plan.

The decrease in cash used for financing activities in fiscal 2002 compared to 2001 was primarily due to less cash used for the purchase of treasury stock due to a lower average per share cost. The increase in cash used for financing activities in fiscal 2001 compared to 2000 was due to an increase in the purchase of treasury stock.

Trade receivables decreased $9.2 million in 2002 from 2001 and our days sales outstanding ("DSO") in receivables decreased 6 days in 2002 from 2001. The decrease in trade receivables and DSO was primarily due to our improved collections in 2002. Other receivables increased $12.1 million in 2002 from 2001 primarily due to an increase in indirect tax refund receivables from increased product purchases from our third party manufacturers outside of the U.S. Net property and equipment decreased $6.5 million in 2002 from 2001 primarily due to depreciation and asset retirements. The decrease in net property and equipment was partially offset by an increase related to our India building that we placed into service during fiscal 2002. Other assets increased $4.5 million in 2002 from 2001 due to additional investments in Adobe Ventures.

Trade and other payables increased $6.9 million in 2002 from 2001 due to an increase in indirect taxes payable resulting from an increase in foreign sales. Our income tax payable increased approximately $41.1 million in 2002 from 2001 due to an increase in taxable income. Taxable income increased in 2002 over 2001 even though book income did not increase because of certain expenses that are not currently deductible for tax purposes. Also, the company accounts for tax contingencies in the United States and foreign tax jurisdictions in accordance with SFAS No. 5. Please see Note 9 of our Notes to Consolidated Financial Statements for a summary of the changes in the income taxes payable account. Deferred revenue increased $9.5 million in 2002 from 2001 primarily due to increased maintenance contracts resulting from our acquisition of Accelio.

Our existing cash, cash equivalents, and investment balances may decline during fiscal 2003 due to further weakening of the economy or changes in our planned cash outlay. However, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to: adverse changes in general economic or political conditions in any of the major countries in which we do business; customer acceptance of new products and upgrades; delays in shipment of our new products or major new versions of existing products; weakness in demand for application software, computers and printers; downward sales price adjustments; the impact of competition; and other risks detailed in the section "Factors That May Affect Our Future Performance."

We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to purchase treasury stock and acquire software companies, products, or technologies that are complementary to our business.

Adobe's Board of Directors approved a two-for-one stock split in the form of stock dividends of our common stock to stockholders effected October 24, 2000. All share and per share amounts referred to in the consolidated financial statements have been adjusted to reflect this stock split.

We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for each of the four quarters in fiscal 2002, 2001, and 2000. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

Stock Repurchase Program I -- On-going Dilution Coverage

To facilitate our stock repurchase program designed to minimize dilution from stock issuance primarily from employee stock plans, we sold put warrants to independent third parties in fiscal 2002, 2001, and 2000. Each put warrant entitles the holder to sell one share of Adobe's common stock to Adobe at a specified price for cash or stock at Adobe's option. Approximately 7.5 million, 5.6 million, and 7.0 million put warrants were written in fiscal 2002, 2001, and 2000, respectively. At November 29, 2002, approximately 1.9 million put warrants were outstanding that expire through December 2002, with an average exercise price of $26.71 per share, resulting in a total potential cash outlay of approximately $50.5 million in fiscal 2003 if all puts warrants are exercised.

In addition, in fiscal 2002, 2001, and 2000, we purchased call options from independent third parties that entitled us to buy 4.9 million, 3.9 million, and 4.2 million shares, respectively, of our common stock on certain dates at specified prices. At November 29, 2002, approximately 1.2 million call options were outstanding that expire on various dates through December 2002 with an average exercise price of $28.08 per share, resulting in a total potential cash outlay of approximately $34.1 million in fiscal 2003 if all calls options are exercised.

Our put and call option contracts provide that, at our option, we can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

We repurchased approximately 8.6 million, 5.9 million, and 7.2 million shares in fiscal 2002, 2001, and 2000, respectively, at a cost of $255.0 million, $319.9 million, and $255.5 million, respectively. Subsequent to November 29, 2002, we repurchased 1.6 million shares at a cost of $45.1 million through the exercise of outstanding put warrants and call options under this plan. As of December 18, 2002, no put warrants or call options remained outstanding under this plan. The authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances. As of November 29, 2002, 9.6 million shares remained authorized for repurchase, based on net stock issuances less repurchases under this plan.

Stock Repurchase Program II -- Additional Authorization above Dilution Coverage

In April 1999, the Board authorized a 5.0 million share repurchase program, which allowed us to purchase shares in the open market and enter into contracts to repurchase shares during future quarters by selling put warrants and buying call options. During fiscal 2001, approximately 4.9 million put warrants were written and 3.5 million call options were purchased at prices ranging from $32.60 to $39.58. As of November 30, 2001, there were no put warrants or options outstanding in this program. During fiscal 2001, we repurchased approximately 4.7 million shares at a cost of $165.2 million. We did not repurchase any shares under this program in fiscal 2000. This program expired in fiscal 2001.

In March 2001, subject to certain business and market conditions, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. During fiscal year 2002, approximately 3.1 million put warrants were written and approximately 2.1 million call options were purchased under this 5.0 million share repurchase program.

As of November 29, 2002, under our March 2001 5.0 million share program, approximately 3.0 million put warrants were outstanding that expire through December 2002 with an average exercise price of $25.20 per share. In addition, as of November 29, 2002, approximately 2.0 million call options were outstanding that expire at various dates through December 2002 with an average price of $27.23 per share.

Our put and call option contracts provide that, at our option, we can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

In fiscal 2002, we repurchased approximately 2.0 million shares at a cost of $38.2 million under our March 2001 5.0 million share repurchase program. We did not make any repurchases under this plan in fiscal 2001.

During December 2002, all outstanding put warrants and call options under the March 2001 5.0 million share repurchase program expired without any cost to Adobe and as of December 20, 2002, there were no put warrants or call options outstanding. As of December 20, 2002, authorization to repurchase 3.0 million shares remained under the plan until it expires in March 2003.

On September 25, 2002, subject to certain business and market conditions, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a three-year period. We have not made any purchases under this 5.0 million share repurchase program. This plan will expire in September 2005.

For more information on our puts and calls, please see Note 1 of our Notes to Consolidated Financial Statements.

The tables below represent our authorized stock repurchase plans and summary of stock repurchases as of November 29, 2002.

Authorized Stock Repurchase Plans as of November 29, 2002 (in thousands)

Board Approval Date	Expiration Date	Authorized Shares	Repurchases To Date	Authorization Expired	Put Options Outstanding	Remaining Authorization

----------------------	---------------------	--------------	-----------------	-----------------	----------------	------------------
December 1997	N/A	Ongoing dilution	44,550	N/A	1,890	9,578(1)
April 1999	April 2001	5,000	4,687	313	---	---
March 2001	March 2003	5,000	---	---	2,986	---
September 2002	September 2005	5,000	---	---	---	5,000

Summary of Stock Repurchases for fiscal years 2002, 2001, and 2000 as of November 29, 2002 (in thousands, except average amounts)

Board Approval Date ---------------------	Repurchases Under the Plan --------------------
		2002 --------	Average ---------	2001 ---------	Average ----------	2000 ---------	Average --------
December 1997	From employees(2)	83	$35.55	733	$42.01	164	$60.98
	Open market	---	---	452	35.64
	Option exercises	8,517	29.60	4,726	57.78	7,020	34.96

April 1999	Open market	---	---	---	---	---	---
	Option exercises	---	---	4,687	35.24	---	---

March 2001	Open market	1,899	18.58	---	---	---	---
	Option exercises	116	28.58	---	---	---	---
		---------	---------	---------	-----------	---------	--------
Total shares		10,615	$27.63	10,598	$45.77	7,184	$35.56
Total cost		$293,241		$485,115		$255,456

_______________________

(1)    The remaining authorization for the ongoing stock repurchase plan is determined by subtracting repurchases from all stock issuances, net of any canceled shares, beginning in the first quarter of fiscal 1998.

(2)    The repurchases from employees represent shares canceled when surrendered in lieu of cash payments for the option exercise price or withholding taxes due.

Commitments

Our principal commitments as of November 29, 2002, consist of obligations under operating leases, a real estate financing agreement, venture investing activities, royalty agreements, and various service agreements. We expect to fulfill all of the below commitments from our working capital.

Lease Commitments

We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2091. Rent expense, net of sublease income, for these leases aggregated $26.6 million, $22.0 million, and $25.6 million during fiscal 2002, 2001, and 2000, respectively.

As of November 29, 2002, future minimum lease payments under noncancelable operating leases, net of sublease income, and future minimum sublease income under noncancelable subleases are as follows:

Year	Future minimum lease payments (in millions)	Future minimum sublease income (in millions)
2003	$19.5	$6.8
2004	$17.4	$6.9
2005	$12.9	$6.8
2006	$10.9	$5.5
2007	$ 7.9	$3.1
2008 and after	$34.7	$3.4

In September 2001, we entered into a real estate development agreement for the construction of an additional office building for our corporate headquarters in downtown San Jose, California. Under the agreement, the lessor will finance up to $117.0 million over a two-year period, toward the construction and associated costs of the building. As part of the agreement, we entered into a five-year lease beginning upon completion of the building. We have the option to purchase the building at any time during the term for an amount equal to the lease balance. The agreement and lease are subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of November 29, 2002, we were in compliance with all covenants. In the case of a default, the lessor may terminate all remaining commitments (if any remain) and they may demand we purchase the building for an amount equal to the current lease balance, or require that we remarket or relinquish the building. The agreement qualifies for operating lease accounting treatment under SFAS No. 13, and, as such, the building and the related obligation are not included on our balance sheet, but the lease payments are reflected in the schedule of future minimum lease payments. At the end of the lease term, we can either purchase the building for the lease balance, which will be approximately $117.0 million, remarket, or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount of $103.0 million.

In August 1999, Adobe entered into a five-year lease agreement for our corporate headquarters office buildings in San Jose, California. Under the agreement, we have the option to purchase the buildings at any time during the lease term for the lease balance, which is approximately $142.5 million. The lease is subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of November 29, 2002, we were in compliance with all covenants. In the case of a default the lessor may demand we purchase the building for an amount equal to the lease balance, or require that we remarket or relinquish the building. The agreement qualifies for operating lease accounting treatment under SFAS No. 13, and, as such, the building and the related obligation are not included on our balance sheet, but the lease payments are reflected in the schedule of future minimum lease payments. At the end of the lease term, we can either purchase the building for the lease balance, remarket, or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount of $132.6 million.

Line of Credit

In August 1999, Adobe entered into an unsecured revolving credit facility of $100.0 million with a group of banks, for general corporate purposes, subject to certain financial covenants. The facility expired in August 2002 and we elected not to renew the facility.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $14.4 million, $14.1 million, and $20.8 million in fiscal 2002, 2001, and 2000, respectively.

Adobe Ventures

We have commitments to the Adobe Venture limited partnerships. The following table shows the capital commitments and the capital contributed as of November 29, 2002:

	Capital Commitment --------------------------------	Capital Contributed ------------------------------
	(in thousands)	(in thousands)
Adobe Ventures L.P.	$ 40,000	$ 40,476
Adobe Ventures II, L.P.	$ 40,000	$ 37,541
Adobe Ventures III, L.P.	$ 60,000	$ 57,353
Adobe Ventures IV, L.P.	$ 100,000	$ 35,418

The capital commitment is the amount that Adobe has agreed to contribute to the Partnership. The capital commitment amount is contributed over the term of each Partnership, which is ten years. We can contribute more than the capital commitment, at our discretion. We can cease funding at any time after the earlier of: a) two years after the effective date of the Partnership or b) the date on which the Company has made capital contributions to the Partnership in an amount in excess of $10.0 million, $10.0 million, $20.0 million, and $33.0 million for Adobe Ventures L.P., Adobe Ventures II, L.P., Adobe Ventures III, L.P., and Adobe Ventures IV, L.P., respectively.

In addition to these venture partnerships, we have direct investments in public and privately-held companies. In total, as of November 29, 2002, we have invested $213.9 million through our venture partnerships and direct investments. As of November 29, 2002, net returns were $348.7 million, including stock dividends and net gains in market value of investments.

Legal Actions

On September 3, 2002, Adobe filed suit in the U.S. District Court, Northern District of California ("the California Action"), against International Typeface Corporation ("ITC") and Agfa Monotype Corporation ("AMT"), companies which have common ownership and management, seeking a declaration that (a) Adobe's distribution of font software, which generates ITC typefaces, did not breach its contract pursuant to which Adobe licensed certain rights with respect to ITC typefaces, and (b) Adobe did not violate the Digital Millennium Copyright Act ("DMCA") with respect to, or induce or contribute to the infringement of copyrights in, ITC's and AMT's TrueType font software. AMT had previously asserted that Adobe had committed such breach of contract and violation of the DMCA.

On September 4, 2002, Adobe initiated arbitration proceedings in London, England ("the London Arbitration") against AMT, seeking a declaration that Adobe's distribution of font software that generates AMT typefaces did not breach its contract pursuant to which it licensed certain rights with respect to AMT typefaces. AMT has made a breach of contract claim in response to Adobe's arbitration demand in the London Arbitration, asserting that Adobe wrongfully granted and/or allowed third parties greater rights to distribute and embed AMT fonts than Adobe was licensed to grant and/or allow.

If AMT prevails on its breach of contract claims, AMT may have the right to terminate Adobe's right to distribute any of its products that then still contain font software that generates AMT typefaces. Adobe asserts that it negotiated for and obtained express, written licenses from both AMT and ITC approximately ten years ago permitting Adobe to allow end users to embed AMT and ITC fonts in electronic documents for "print and view" and disputes the other breach of contract claims. Adobe also asserts that Adobe Acrobat 5.0, which AMT and ITC correctly acknowledge has been superceded by version 5.05, neither violates the DMCA nor induces or contributes to the infringement of copyrights in ITC's and AMT's TrueType font software.

On September 5, 2002, AMT and ITC filed suit against Adobe in the U.S. District Court, Eastern District of Illinois ("the Illinois Action") against Adobe, asserting only that Adobe's distribution of the superceded 5.0 version of Adobe Acrobat violated the DMCA, as described above. The Illinois Action seeks statutory damages of $200-$2,500 for each copy of Acrobat 5.0 found to violate the DMCA, a claim that Adobe disputes as a matter of law and fact. The Illinois Action also seeks injunctive relief with respect to Acrobat 5.0, although it specifically alleges, correctly, that Adobe no longer distributes Acrobat 5.0.

On November 13, 2002, ITC filed another suit against Adobe in the United States District Court for the Eastern District of Illinois ("the Second Illinois Action"), this time asserting that Adobe breached its contract with ITC and that ITC, and not Adobe, owns the copyrights in font software created by Adobe which generates ITC typefaces.

AMT and ITC made a motion to dismiss the California action, challenging jurisdiction and venue. That motion was granted by the court on December 16, 2002. As such, the parties' respective claims will be resolved in the other actions described above.

The results of any litigation are inherently uncertain, and AMT and ITC may assert other claims. Adobe cannot assure that it will be able to successfully defend itself against any of the actions described above. AMT and ITC seek an unspecified aggregate dollar amount of damages. A favorable outcome for AMT or ITC in these actions could have a material adverse effect on Adobe's business, financial condition and operating results. We strongly believe that all of AMT's and ITC's claims are without merit, and will vigorously defend against them in addition to pursuing our own claims as described above.

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

On November 18, 2002, Plaintiffs Shell & Slate Software Corporation and Ben Weiss filed a civil action in the U.S. District Court in Los Angeles against the Company alleging false designation of origin, trade secret misappropriation, breach of contract, and other causes of action. The claim derives from the Plaintiffs' belief that the "healing brush" technique of Adobe Photoshop incorporates Plaintiffs' trade secrets. Plaintiffs seek preliminary and permanent injunctive relief, compensatory, treble, and punitive damages, and fees and costs. We believe that the action has no merit and intend to defend vigorously against it.

From time to time Adobe is involved in lawsuits, claims, investigations and proceedings, in addition to those identified above, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, Adobe believes that it has valid defenses with respect to the legal matters pending against it, as well as adequate provisions for any probable and estimable losses. It is possible, nevertheless, that cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

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

Our Japanese operating expenses are in yen, and our European operating expenses are primarily in euro, which mitigates a portion of the exposure related to yen and euro denominated licenses. In addition, we hedge firmly committed transactions using forward contracts. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. We also hedge a percentage of forecasted international revenue with forward and purchased option contracts. Our revenue hedging policy is designed to reduce the negative impact on our forecasted revenue due to foreign currency exchange rate movements. At November 29, 2002, total outstanding contracts included the equivalent of $72.4 million in foreign currency forward exchange contracts and purchased put option contracts with a notional value of $65.2 million. As of November 29, 2002, all contracts were set to expire at various times through June 2003. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with high quality counterparties with specific minimum rating requirements. In addition, our hedging policy establishes maximum limits for each counterparty.

Economic Hedging -- Hedges of Forecasted Transactions

We use option and forward foreign exchange contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have a duration between one to twelve months. Such cash flow exposures result from portions of our forecasted revenues denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. We enter into these foreign exchange contracts to hedge forecasted product licensing revenue in the normal course of business, and accordingly, they are not speculative in nature.

We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the fiscal year ended November 29, 2002, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At November 29, 2002, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of November 29, 2002. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% and 15% shift in the value of exchange rates relative to the U.S. dollar. A 10% and 15% increase in the value of the U.S. dollar (and a corresponding decrease in the value of the hedged foreign currency asset) would lead to an increase in the fair value of our financial hedging instruments by $12.1 million and $18.5 million, respectively. Conversely, a 10% and 15% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $9.0 million and $13.1 million, respectively.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

As a general rule, we do not use financial instruments to hedge local currency denominated operating expenses in countries where these expenses create a natural hedge against foreign currency receivables. For example, in many countries revenue from the local currency product licenses substantially offsets the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures, primarily related to operating expenses, on an ongoing basis.

We regularly review our hedging program and may as part of this review determine at any time to change our hedging program.

Equity Investments

We are exposed to equity price risk on our portfolio of marketable equity securities. As of November 29, 2002, our total equity holdings in publicly traded companies were valued at $14.1 million compared to $37.8 million at November 30, 2001, a decrease of 63%. We believe that it is reasonably possible that the fair values of these securities could experience further adverse changes in the near term. It is our policy to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies' cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related writedown in our consolidated statements of income.

The following table represents the potential decrease in fair values of our marketable equity securities that are sensitive to changes in the stock market. Fair value deteriorations of 50%, 35%, and 15% were selected based on the probability of their occurrence.

-----------------------------------------------------------------------------------------------------------------------
Potential decrease to the value of securities given X% decrease in each stock's price
-----------------------------------------------------------------------------------------------------------------------

	(50%)	(35%)	(15%)	Fair Value as of November 29, 2002
--------------------------------	---------	--------------	--------------	-------------------------
Marketable equity securities	$ (7.0)	$ (4.9)	$ (2.1)	$14.1
--------------------------------	---------	--------------	--------------	-------------------------

Fixed Income Investments

At November 29, 2002, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $581.7 million compared to $521.8 million at November 30, 2001, an increase of 11%. These securities are subject to interest rate fluctuations. Changes in interest rates could adversely affect the market value of our fixed income investments.

A sensitivity analysis was performed on our investment portfolio as of November 29, 2002. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over six-month and twelve-month time horizons.

------------------------------------------------------------------------------------------------------------------------
Potential decrease to the value of fixed income securities given X% increase in interest rates.
------------------------------------------------------------------------------------------------------------------------

	0.5%	1.0%	1.5%
----------------------------------	--------------------	-------------------	------------------
6 - month horizon	$ (2.9)	$ (5.7)	$ (8.5)
----------------------------------	--------------------	-------------------	------------------
12 - month horizon	$ (2.5)	$ (4.9)	$ (7.4)
----------------------------------	--------------------	-------------------	------------------

We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum duration of all portfolios is limited to 2.3 years. The guidelines also establish credit quality standards, limits on exposure to any one security issue, limits on exposure to any one issuer, and limits on exposure to the type of instrument. The limited duration and credit risk criteria established in our guidelines do reduce the exposure to interest rate risk and credit risk; however, dramatic changes to interest rates could result in material changes to the market value of our fixed income securities.

Interest Rate Hedging Instruments

We are exposed to interest rate risk on the operating lease obligations for some of our facilities that are tied to short-term interest rates (LIBOR). As short-term interest rates rise, it may negatively impact our net income. Our policy permits us to hedge this interest rate risk using swap agreements. The swap agreements exchange variable interest rate payments for fixed interest rate payments with high quality counterparties. Our swaps are designated as cash flow hedges under SFAS No. 133 because they hedge against changes in the amount of future cash flows. The critical terms of the cash flow hedging instruments are the same as the underlying obligation, so the change in fair value of the swaps is recognized in accumulated other comprehensive income. If, for some reason, the terms of the hedge no longer matched the underlying obligation, a portion of the swap may become ineffective. Under SFAS No. 133, the change in value of the ineffective portion would be recognized in other income (loss) on the consolidated statement of income.

Our swaps mature at various dates through the third quarter of fiscal 2004, consistent with the expiration of the underlying obligation.

A sensitivity analysis was performed on our interest rate hedges as of November 29, 2002. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of minus 50, 100, or 150 basis points over six-month and twelve-month time horizons.

----------------------------------------------------------------------------------------------------------------------
Potential decrease to the value of fixed income securities given X% increase in interest rates.
----------------------------------------------------------------------------------------------------------------------

	0.5%	1.0%	1.5%
----------------------------------	-------------------	------------------	------------------
6 - month horizon	$ (0.7)	$ (1.5)	$ (2.2)
----------------------------------	-------------------	------------------	------------------
12 - month horizon	$ (0.5)	$ (1.0)	$ (1.4)
----------------------------------	-------------------	------------------	------------------

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

It is our policy to review privately-held investments on a regular basis to evaluate the carrying amount and economic viability of these companies. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies.

Item 8.  Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15 (a)(1) for a listing of financial statements provided in the section titled "FINANCIAL STATEMENTS".

SUPPLEMENTARY DATA

The following tables (presented in thousands, except per share amounts) set forth quarterly supplementary data for each of the years in the two-year period ended November 29, 2002.

	2002 -------------------------------------------------------------------------------------
	Quarter Ended -----------------------------------------------------------------				Year Ended
	Mar. 1	May 31	Aug. 30	Nov. 29	Nov. 29
	-----------	-----------	-----------	----------	-----------
Revenue	$267,896	$317,359	$284,879	$294,654	$1,164,788
Gross profit	246,899	292,226	253,243	268,132	1,060,500
Income before income taxes	73,247	79,855	69,413	62,174	284,689
Net income (1)	49,808	54,301	47,201	40,089	191,399
Basic net income per share (1)	0.21	0.23	0.20	0.17	0.81
Shares used in computing basic net income per share	236,581	238,202	238,010	233,838	236,834
Diluted net income per share	0.20	0.22	0.19	0.17	0.79
Shares used in computing diluted net income per share	245,245	247,687	243,375	238,407	243,119

	2001 ----------------------------------------------------------------------------------------
	Quarter Ended --------------------------------------------------------------------				Year Ended
	Mar. 2	June 1	Aug. 31	Nov. 30	Nov. 30
	------------	-----------	-----------	----------	-----------
Revenue	$328,969	$344,093	$292,118	$264,540	$1,229,720
Gross profit	308,953	321,734	272,077	245,505	1,148,269
Income before income taxes	104,113	91,500	60,140	51,178	306,931
Net income (2)	69,756	61,305	40,294	34,289	205,644
Basic net income per share (2)	0.29	0.26	0.17	0.15	0.86
Shares used in computing basic net income per share	240,078	238,163	238,051	236,361	238,461
Diluted net income per share	0.28	0.25	0.16	0.14	0.83
Shares used in computing diluted net income per share	253,609	250,127	248,566	243,411	249,145

(1) In 2002, net income and net income per share includes the following: the first quarter includes investment gain of $4.5 million, acquired in-process research and development of $5.4 million, and amortization of goodwill and purchased intangibles of $3.5 million; the second quarter includes investment loss of $13.7 million, restructuring and other charges of $1.6 million, acquired in-process research and development of $0.4 million, and amortization of goodwill and purchased intangibles of $3.5 million; the third quarter includes investment loss of $4.2 million and amortization of goodwill and purchased intangibles of $3.5 million; the fourth quarter includes investment loss of $3.8 million, restructuring and other charges of $10.5 million, and amortization and impairment of goodwill and purchased intangibles of $10.4 million. The numbers presented above are pretax amounts.

(2) In 2001, net income and net income per share includes the following: first quarter includes investment loss of $17.0 million and amortization of goodwill and purchased intangibles of $3.6 million; the second quarter includes investment loss of $31.0 million and amortization of goodwill and purchased intangibles of $3.6 million; the third quarter includes investment loss of $39.4 million and amortization of goodwill and purchased intangibles of $3.6 million; the fourth quarter includes investment loss of $5.9 million, restructuring and other charges of $12.1 million, and amortization of goodwill and purchased intangibles of $3.6 million. The numbers presented above are pretax amounts.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10   Directors and Executive Officers of the Registrant

For information regarding our Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled "Proposal 1 -- Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 9, 2003. Information regarding our Executive Officers is contained in Item 1, "Business," of this report.

We are incorporating the information contained in those sections of our Proxy Statement here by reference.

Item 11.  Executive Compensation

For information regarding our Executive Compensation, we direct you to the section entitled "Executive Compensation" in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 9, 2003.

We are incorporating the information contained in that section of our Proxy Statement here by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

You will find this information in the section captioned "Security Ownership of Certain Beneficial Owners and Management," which will appear in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 9, 2003. We are incorporating that information here by reference.

Item 13.  Certain Relationships and Related Transactions

We have entered into indemnity agreements with certain officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for in the agreements, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party to by reason of his or her position as a director, officer or other agent of Adobe, and otherwise to the full extent permitted under Delaware law and our Bylaws.

Item 14.  Controls and Procedures

(a) Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of that date.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report

     1. Financial statements

  Independent Auditors' Report
  Consolidated Balance Sheets November 29, 2002 and November 30, 2001
  Consolidated Statements of Income Years Ended November 29, 2002, November 30, 2001, and December 1, 2000
  Consolidated Statements of Stockholders' Equity and Other Comprehensive Income Years Ended November 29, 2002, November 30, 2001, and December 1, 2000
  Consolidated Statements of Cash Flows Years Ended November 29, 2002, November 30, 2001, and December 1, 2000
  Notes to Consolidated Financial Statements

     2. Financial statement schedule

  Schedule II---Valuation and Qualifying Accounts

     3. Exhibits

(b) Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.2	Amended and Restated Bylaws as currently in effect				X
3.4	Agreement and Plan of Merger effective 5/30/97 (by virtue of a reincorporation), by and between Adobe Systems Incorporated, a California corporation and Adobe Systems (Delaware) Incorporated, a Delaware corporation	10-Q	05/30/97	2.1
3.6	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
4.2	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
10.1.6	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.21.3	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.23	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.24	1994 Stock Option Plan*	10-Q	5/27/94	10.1.7
10.25	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.26	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.28	1996 Outside Directors Stock Option Plan*	10-Q	05/31/96	10.36
10.29	1996 Outside Directors' Stock Option Plan, as amended*	S-8	6/16/00	4.7
10.30	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.31	1996 Outside Directors Stock Option Plan, as amended*	10-Q	7/16/01	10.75
10.32	1996 Outside Directors' Stock Option Plan, as amended	S-8	6/14/02	4.6
10.33	1999 Nonstatutory Stock Option Plan*	S-8	9/15/99	4.6
10.34	1999 Nonstatutory Stock Option Plan, as amended*	S-8	12/22/00	4.6
10.35	1999 Nonstatutory Stock Option Plan, as amended*	S-8	3/15/01	4.7
10.36	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.37	1999 Equity Incentive Plan, as amended*				X
10.41	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.42	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.43	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52
10.44	Adobe Incentive Partners, L.P. Consent to Dissolve and Terminate Partnership*				X
10.45	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.53	Amended, Restated and Consolidated Master Lease of Land and Improvements by and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.54	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54
10.56	Note Secured by Deed of Trust and Promissory Note*	10-K	12/3/99	10.56
10.66	Credit Agreement among Adobe Systems Incorporated, Lenders Named therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.66
10.67	Amendment No. 1 to 1999 Credit Agreement among Adobe Systems Incorporated, Lenders Named Therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.67
10.68	Amendment No. 1 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	7/16/01	10.68
10.69	Amendment No. 2 to Amended, Restated, and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	9/1/00	10.68
10.77	Lease agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.78	Participation agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.79	Confidential Resignation Agreement*	10-K	2/21/02	10.79
10.80	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80
10.81	Amendment No.1 to Lease Agreement between Adobe and Selco Services Corporation				X
21	Subsidiaries of the Registrant				X
23	Consent of KPMG LLP				X
99.1	Certification of Chief Executive Officer				X
99.2	Certification of Chief Financial Officer				X

______________

* Compensatory plan or arrangement

(c) Reports on Form 8-K

Date of Report --------------------------------	Filing Date --------------------------------	Item Reported --------------------------------
October 15, 2002	October 15, 2002	5

On October 15, 2002, we filed a report on Form 8-K under Item 5 in compliance with Commission Order 4-460 requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Exchange Act of 1934.

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
Murray J. Demo, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February, 2003.

Signature	Title
/s/ John E. Warnock
John E. Warnock	Chairman of the Board of Directors

/s/ Charles M. Geschke
Charles M. Geschke	Chairman of the Board of Directors

/s/ Bruce R. Chizen
Bruce R. Chizen	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Carol Mills Baldwin
Carol Mills Baldwin	Director

/s/ James E. Daley
James E. Daley	Director

/s/ Colleen M. Pouliot
Colleen M. Pouliot	Director

/s/ Robert Sedgewick
Robert Sedgewick	Director

/s/ Delbert W. Yocam
Delbert W. Yocam	Director

/s/ Murray J. Demo
Murray J. Demo	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Bruce R. Chizen, Chief Executive Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K of Adobe Systems Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 26, 2003 /s/ BRUCE R. CHIZEN
                                         Bruce R. Chizen
                                         Chief Executive Officer

I, Murray J. Demo, Chief Financial Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K of Adobe Systems Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 26, 2003 /s/ MURRAY J. DEMO
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
LiveMotion
PageMaker
PDF Transit
Photoshop
PostScript
PressReady

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of November 29, 2002 and November 30, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended November 29, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Mountain View, California
December 10, 2002

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	November 29, 2002	November 30, 2001
	-----------	------------
ASSETS
Current assets:
Cash and cash equivalents	$183,684	$218,662
Short-term investments	434,053	362,951
Trade receivables, net of allowances for doubtful accounts of $7,531 and $8,549, respectively	116,506	125,656
Other receivables	30,367	18,299
Deferred income taxes	31,530	22,726
Other current assets	18,032	20,620
	----------------	----------------
Total current assets	814,172	768,914
Property and equipment, net	71,090	77,611
Goodwill and other intangible assets, net	99,772	36,402
Other assets	42,126	37,652
Deferred income taxes, long-term	24,450	11,594
	----------------	----------------
	$1,051,610	$932,173
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$37,765	$30,891
Accrued expenses	135,028	130,381
Income taxes payable	173,311	132,228
Deferred revenue	31,185	21,701
	----------------	----------------
Total current liabilities	377,289	315,201
	----------------	----------------

Commitments and contingencies	---	---

Stockholders' equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	---	---
Common stock, $0.0001 par value; Authorized: 900,000 shares; Issued: 295,764 shares in 2002 and 2001	29,576	29,576
Additional paid-in capital	710,273	595,810
Retained earnings	1,545,776	1,366,205
Accumulated other comprehensive income (loss)	(3,950)	3,918
Treasury stock, at cost (63,809 and 59,745 shares in 2002 and 2001, respectively), net of reissuances	(1,607,354)	(1,378,537)
	----------------	----------------
Total stockholders' equity	674,321	616,972
	----------------	----------------
	$1,051,610	$ 932,173
	========	========

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended -----------------------------------------------------------
	November 29, 2002	November 30, 2001	December 1, 2000
	-----------	-----------	------------
Revenue:
Products	$1,153,169	$1,229,720	$1,266,378
Services and support	11,619	---	---
	-----------	-----------	------------
Total revenue	1,164,788	1,229,720	1,266,378
Cost of revenue:
Products	96,853	81,451	87,255
Services and support	7,435	---	---
	-----------	-----------	------------
Total cost of revenue	104,288	81,451	87,255
	-----------	-----------	------------
Gross profit	1,060,500	1,148,269	1,179,123
	-----------	-----------	------------
Operating expenses:
Research and development	246,082	224,122	240,212
Sales and marketing	380,367	403,720	401,188
General and administrative	108,134	115,626	116,528
Restructuring and other charges	12,148	12,063	5,629
Acquired in-process research and development	5,769	---	470
Amortization and impairment of goodwill and purchased intangibles	20,973	14,281	7,013
	-----------	-----------	------------
Total operating expenses	773,473	769,812	771,040
	-----------	-----------	------------
Operating income	287,027	378,457	408,083
	-----------	-----------	------------
Nonoperating income (loss), net:
Investment gain (loss), net	(17,185)	(93,414)	14,345
Interest and other income	14,847	21,888	21,311
	-----------	-----------	------------
Total nonoperating income (loss), net	(2,338)	(71,526)	35,656
	-----------	-----------	------------
Income before income taxes	284,689	306,931	443,739
Income tax provision	93,290	101,287	155,931
	-----------	-----------	------------
Net income	$191,399	$205,644	$287,808
	========	========	========
Basic net income per share	$0.81	$0.86	$1.21
	========	========	========
Shares used in computing basic net income per share	236,834	238,461	238,292
	========	========	========
Diluted net income per share	$0.79	$0.83	$1.13
	========	========	========
Shares used in computing diluted net income per share	243,119	249,145	255,774
	========	========	========

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
(In thousands)

	Common Stock -----------------------------		Additional Paid-in Capital Amount	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Treasury Stock ------------------------------		Total
	Shares	Amount					Shares	Amount
	----------	-----------	------------	----------	------------	-------------	------------	-------------	-----------
Balances as of December 3, 1999	295,764	$29,576	$339,481	$ 896,239	---	$ 40,332	(58,686)	$(793,419)	$512,209
Comprehensive income:
Net income	---	---	---	287,808	$ 287,808	---	---	---	287,808
Other comprehensive income, net of tax:
Net unrealized loss on investments	---	---	---	---	(66,840)	(66,840)	---	---	(66,840)
Reclassification adjustment	---	---	---	---	4,282	4,282	---	---	4,282
Tax provision on above	---	---	---	---	24,073	24,073	---	---	24,073
Foreign currency translation adjustments	---	---	---	---	(2,545)	(2,545)	---	---	(2,545)
					----------------
Other comprehensive loss	---	---	---	---	(41,030)	---	---	---	---
					----------------
Comprehensive income, net of tax	---	---	---	---	$246,778	---	---	---	---
					=======
Tax benefit from employee stock option plans	---	---	124,922	---	---	---	---	---	124,922
Issuance of compensatory stock	---	---	10,896	---	---	---	569	5,603	16,499
Dividends declared	---	---	---	(11,543)	---	---	---	---	(11,543)
Purchase of treasury stock	---	---	---	---	---	---	(7,184)	(255,456)	(255,456)
Reissuance of treasury stock under employee stock and stock option plans	---	29,576	25,926	---	---	---	10,483	93,209	119,135
	----------	-----------	------------	--------------	------------	------------	-----------	-----------	----------
Balances as of December 1, 2000	295,764	$29,576	$501,225	$ 1,172,504	---	$ (698)	(54,818)	$ (950,063)	$ 752,544
Comprehensive income:
Net income	---	---	---	205,644	$ 205,644	---	---	---	205,644
Other comprehensive income, net of tax:
Net unrealized loss on investments	---	---	---	---	(28,884)	(28,884)	---	---	(28,884)
Reclassification adjustment	---	---	---	---	33,571	33,571	---	---	33,571
Tax provision on above	---	---	---	---	(1,759)	(1,759)	---	---	(1,759)
Foreign currency translation adjustments	---	---	---	---	(894)	(894)	---	---	(894)
Net gain on derivative instruments (cash flow hedges), net of taxes	---	---	---	---	2,582	2,582	---	---	2,582
					------------
Other comprehensive income	---	---	---	---	4,616	---	---	---	---
					------------
Comprehensive income, net of tax	---	---	---	---	$ 210,260	---	---	---	---
					=======
Tax benefit from employee stock option plans	---	---	45,692	---	---	---	---	---	45,692
Issuance of compensatory stock	---	---	13,494	---	---	---	458	4,503	17,997
Dividends declared	---	---	---	(11,943)	---	---	---	---	(11,943)
Purchase of treasury stock	---	---	---	---	---	---	(10,598)	(485,115)	(485,115)
Reissuance of treasury stock under employee stock and stock option plans	---	---	35,399	---	---	---	5,213	52,138	87,537
	----------	-----------	------------	----------	------------	------------	-----------	-------------	-----------
Balances as of November 30, 2001	295,764	$29,576	$595,810	$1,366,205	---	$ 3,918	(59,745)	$(1,378,537)	$ 616,972
	=====	=====	======	=======	========	========	=====	=======	=======

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
(In thousands)
(Continued)

	Common Stock ---------------------------		Additional Paid-in Capital Amount	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Treasury Stock -------------------------------
	Shares	Amount					Shares	Amount	Total
	-----------	-----------	-------------	--------------	---------------	---------------	-----------	--------------	--------------
Balances as of November 30, 2001	295,764	$ 29,576	$595,810	$ 1,366,205	---	$3,918	(59,745)	$(1,378,537)	$616,972
Comprehensive income:
Net income	---	---	---	191,399	$191,399	---	---	---	191,399
Other comprehensive income, net of tax:
Net unrealized loss on investments	---	---	---	---	(11,724)	(11,724)	---	---	(11,724)
Reclassification adjustment	---	---	---	---	4,063	4,063	---	---	4,063
Tax provision on above	---	---	---	---	2,997	2,997	---	---	2,997
Foreign currency translation adjustments	---	---	---	---	1,307	1,307	---	---	1,307
Net loss on derivative instruments (cash flow hedges), net of taxes	---	---	---	---	(4,511)	(4,511)	---	---	(4,511)
					-----------------
Other comprehensive loss	---	---	---	---	(7,868)	---	---	---	---
					----------------
Comprehensive income, net of tax	---	---	---	---	$183,531	---	---	---	---
					========
Tax benefit from employee stock option plans	---	---	21,830	---	---	---	---	---	21,830
Issuance of compensatory stock	---	---	5,489	---	---	---	132	1,297	6,786
Dividends declared	---	---	---	(11,828)	---	---	---	---	(11,828)
Purchase of treasury stock	---	---	---	---	---	---	(10,614)	(293,241)	(293,241)
Reissuance of treasury stock under employee stock and stock option plans	---	---	36,578	---	---	---	4,604	45,281	81,859
Stock issued for acquisition	---	---	50,566	---	---	---	1,814	17,846	68,412
	-----------	-----------	------------	------------	-----------------	-----------------	-----------	-------------	------------
Balances as of November 29, 2002	295,764	$29,576	$710,273	$1,545,776	---	$(3,950)	(63,809)	$ (1,607,354)	$ 674,321
	=====	======	======	=======	========	========	======	=======	======

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended -----------------------------------------------------------
	November 29, 2002	November 30, 2001	December 1, 2000
	-----------	----------	--------
Cash flows from operating activities:
Net income	$191,399	$205,644	$287,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,481	56,645	43,275
Stock compensation expense	6,787	17,997	16,499
Deferred income taxes	(5,486)	(17,600)	1,398
Provision for losses on receivables	1,527	1,435	7,140
Tax benefit from employee stock option plans	21,830	45,692	124,922
Acquired in-process research and development	410	---	---
Impairment of property, plant, and equipment and goodwill	13,175	---	---
Equity method (gains) losses of Adobe Ventures and cost method investments	13,122	59,873	(33,258)
Gains on sales of equity securities	(7,194)	(20,054)	(12,660)
Loss on other-than-temporary declines of equity securities	11,257	53,068	26,342
Gain on sale of buildings	---	---	(1,052)
Noncash restructuring and other charges	---	---	1,011
Changes in operating assets and liabilities:
Receivables	5,910	16,273	(88,487)
Other current assets	1,856	(3,552)	(5,407)
Trade and other payables	(2,277)	(9,389)	4,588
Accrued expenses	(8,312)	(61,083)	46,760
Accrued restructuring charges	(15,435)	9,573	(8,003)
Income taxes payable	30,157	60,175	31,730
Deferred revenue	7,124	4,005	2,020
	----------------	----------------	------------
Net cash provided by operating activities	329,331	418,702	444,626
	----------------	----------------	-----------
Cash flows from investing activities:
Purchases of short-term investments	(579,154)	(436,333)	(443,875)
Maturities and sales of short-term investments	487,391	456,915	305,950
Acquisitions of property and equipment	(31,578)	(43,174)	(29,836)
Purchases of long-term investments and other assets	(37,951)	(35,338)	(59,059)
Acquisitions, net of cash acquired	7,345	---	(24,448)
Proceeds from sales of buildings	---	---	5,420
Proceeds from sales of equity securities	11,684	31,505	17,788
	----------------	----------------	-----------
Net cash used for investing activities	(142,263)	(26,425)	(228,060)
	----------------	----------------	-----------

	Years Ended ---------------------------------------------------------------
	November 29, 2002	November 30, 2001	December 1, 2000
	------------	------------	--------------
Cash flows from financing activities:
Purchase of treasury stock	(293,241)	(485,115)	(255,456)
Proceeds from reissuance of treasury stock	81,859	87,536	119,135
Payment of dividends	(11,881)	(12,007)	(11,979)
	------------	------------	--------------
Net cash used for financing activities	(223,263)	(409,586)	(148,300)
Effect of foreign currency exchange rates on cash and cash equivalents	1,217	(895)	(2,545)
	------------	------------	--------------
Net (decrease) increase in cash and cash equivalents	(34,978)	(18,204)	65,721
Cash and cash equivalents at beginning of year	218,662	236,866	171,145
	------------	------------	--------------
Cash and cash equivalents at end of year	$183,684	$218,662	$236,866
	========	========	========
Supplemental disclosures:
Cash paid during the year for income taxes	$32,773	$16,862	$13,195
	========	========	=======
Noncash investing and financing activities:
Cash dividends declared but not paid	$2,900	$2,952	$3,016
	=======	=======	=======
Unrealized gains (losses) on available-for-sale securities, net of taxes	$(4,664)	$2,928	$(38,485)
	========	========	=======
Common stock issued for acquisition	$68,412	---	---
	========	========	=======

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1. Significant Accounting Policies

Operations

Founded in 1982, Adobe Systems Incorporated ("Adobe" or the "Company") offers a line of software for consumers, businesses, and creative professional customers. Our products enable customers to create, manage and deliver visually rich, compelling and reliable content. We license our technology to major hardware manufacturers, software developers, and service providers, and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, and original equipment manufacturers ("OEMs"); direct to end users; and through our own website at www.adobe.com. We have operations in the Americas; Europe, Middle East, and Africa ("EMEA"); and Asia. Our software runs on Microsoft Windows, Apple Macintosh, Linux, UNIX, Palm OS, Pocket PC, and
Symbian platforms.

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

It is our policy to review our equity holdings on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies' cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related writedown as an investment loss on our consolidated statements of income.

During fiscal 2002, 2001, and 2000, we recorded investment gains (losses) of $(17.2) million, $(93.4) million, and $14.3 million, respectively, of which, $(11.3) million, $(53.1) million, and $(26.3) million, respectively, related to other-than-temporary declines of our short-term investments.

Foreign Currency Translation

We translate assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at the monthly average rates of exchange prevailing during the year. We include the adjustment resulting from translating the financial statements of such foreign subsidiaries in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Foreign currency transaction gains or losses are reported in interest and other income. For the years ended November 29, 2002, November 30, 2001, and December 1, 2000, we reported a foreign exchange transaction gain of $9.0 million and foreign exchange transaction losses of $3.2 million and $1.6 million, respectively. On our foreign currency hedges of these transactions, we reported a net loss of $8.1 million and net gains of $3.2 million and $0.5 million, for fiscal years 2002, 2001, and 2000, respectively.

Property and Equipment

We record property and equipment at cost. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives (thirty-five years for buildings; two to seven years for furniture and equipment) or lease terms (five to ten years for leasehold improvements) of the respective assets. We do not currently have any capitalized website development costs. However, it is our policy to capitalize certain costs related to website development in accordance with Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Amortization on a straight-line basis begins once the website is ready for its intended use.

Goodwill and Other Intangible Assets

Goodwill, purchased technology, and certain other intangible assets are stated at cost less accumulated amortization and are reviewed periodically for impairment. In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," goodwill and purchased intangibles with indefinite useful lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Accordingly, goodwill resulting from our acquisition of Accelio Corporation ("Accelio") in April 2002 was not amortized. For goodwill and purchased intangibles acquired prior to and on June 30, 2001 and for purchased intangibles with definite useful lives acquired subsequent to June 30, 2001, amortization is recorded utilizing the straight-line method, which approximates the pattern of consumption, over the estimated useful lives of the respective assets, generally from one to thirteen years.

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

Our long-term investments include direct investments and indirect investments through Adobe Ventures in privately held companies. We own limited partnership interests in four venture capital limited partnerships, Adobe Ventures L.P., Adobe Ventures II, L.P., Adobe Ventures III, L.P., and Adobe Ventures IV, L.P. (collectively "Adobe Ventures"), that invest in early stage companies with innovative technologies. In addition to the potential for financial returns, our venture activities increase our knowledge of emerging markets and technologies, as well as expand our ecosystem of Adobe products and services. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

The investments in Adobe Ventures are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Under the terms of the partnership agreements, the general partner has the sole and exclusive right to manage and control the partnerships. Adobe as the limited partner has certain rights, including replacing the general partner and approving acquisitions that exceed certain established parameters. However, these rights are considered to be protective rights and do not suggest an ability to control the partnerships. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment gain (loss) on our consolidated statements of income. The stock of a number of technology investments held by the limited partnerships at November 29, 2002 is not publicly traded, and, therefore, there is no established market for their securities. In order to determine the fair market value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates made by Granite Ventures based on their assessment of the current market value. It is our policy to review the fair value of these investments held by Adobe Ventures, as well as our direct investments, on a regular basis to evaluate the carrying value of the investments in these companies. This policy includes, but is not limited to, reviewing each companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve in addition to our equity method of accounting.

We recognize realized gains and losses upon sale or maturity of investments using the specific identification method. During fiscal 2002, 2001, and 2000, we recorded investment gains (losses) of $(17.2) million, $(93.4) million, and $14.3 million, respectively, of which $(13.1) million, $(59.9) million, and $33.3 million, respectively, related to our investments in Adobe Ventures and our cost method investments.

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

During the fourth quarter of fiscal 2002, we recognized a $6.8 million goodwill impairment charge for the remaining book value related to the Glassbook acquisition. This impairment charge is presented under amortization and impairment of goodwill and purchased intangibles on our consolidated statements of income. The impairment charge was determined based on discounted future cash flows.

During the third and fourth quarter of fiscal 2002, we recognized a $6.3 million pre-tax impairment charge for capitalized Adobe Design Team (formerly Adobe Studio) hosted server development costs. The impairment charge was recorded on our consolidated statement of income under cost of products revenue. The impairment charge was determined based on discounted future cash flows. For segment reporting purposes, the charge was included in our Cross-media Publishing segment.

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB No. 30"), "Reporting the Results of Operations for a Disposal of a Segment of a Business." We will adopt SFAS No. 144 beginning in our fiscal year 2003. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results of operations.

Stock Split

Adobe's Board of Directors approved a two-for-one stock split in the form of stock dividends of our common stock to stockholders effected October 24, 2000. All share and per share amounts referred to in the consolidated financial statements have been adjusted to reflect this stock split.

Employee Stock Plans

Our employee stock plans include fixed stock option plans, equity incentive plans, a performance and restricted stock plan, and an employee stock purchase plan. We account for our fixed stock option plans and our employee stock purchase plan using the intrinsic value method.

Revenue Recognition

We recognize application products revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Application products revenue from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection, and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel, and other related factors.

We provide free technical phone support for our shrink-wrapped application products to customers who are under warranty for support. We record the estimated cost of free technical phone support upon shipment of software.

We also license software in multiple element arrangements in which a customer purchases a combination of software, post-contract customer support ("PCS"), and/or professional services. PCS, or maintenance, includes rights to upgrades, when and if available, telephone support, updates, and enhancements. Professional services relate to consulting services and training. When vendor specific objective evidence ("VSOE") of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. We determine VSOE of fair value of PCS based on renewal rates for the same term PCS. In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming delivery has occurred and collectibility is probable. Revenue allocated to PCS is recognized ratably over the contractual term (typically one to two years).

The arrangement fees related to fixed-priced consulting contracts are recognized using the percentage of completion method. Percentage of completion is measured monthly based primarily on input measures, such as on hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Anticipated losses on fixed-priced contracts are recognized in the period when they become known.

We record OEM licensing revenue, primarily royalties, when OEM partners ship products incorporating Adobe software, provided collection of such revenue is deemed probable.

Deferred revenue includes customer advances under OEM licensing agreements and maintenance revenue. In cases where we will provide a specified free upgrade to an existing product, we defer the VSOE of fair value for the specified upgrade right, until the future obligation is fulfilled.

We perform ongoing credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for estimated credit losses.

Cost of Revenue

Cost of revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies, hosted server costs, and the costs associated with the manufacturing of our products.

Cost of revenue also includes employee-related costs and the related infrastructure costs incurred to provide professional services, training, and product support for our Accelio business.

Advertising Costs

We expense all advertising costs as incurred and classify these costs under sales and marketing expense. Advertising costs for fiscal years 2002, 2001, and 2000 were $26.7 million, $30.5 million, and $32.9 million, respectively.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. We record a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. We also account for any income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies."

Foreign Currency and Other Hedging Instruments

On December 2, 2000, we adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these as either assets or liabilities on the balance sheet and measure them at fair value. As described in Note 16, gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The adoption of this accounting standard did not have a material impact on our financial position or results of operations.

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of comprehensive income (loss) that we currently report are unrealized gains and losses on marketable securities categorized as available-for-sale, foreign currency translation adjustments, and gains and losses on derivative instruments qualifying as cash flow hedges, such as (i) hedging a forecasted transaction, (ii) the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), (iii) a foreign currency cash-flow hedge, or (iv) interest rate hedges. We display comprehensive income and its components on our Consolidated Statements of Stockholders' Equity and Other Comprehensive Income.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142. "Goodwill and Other Intangible Assets." This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS No. 142 is effective. In accordance with SFAS No. 142, goodwill resulting from our recent acquisition of Accelio in April 2002 is not amortized. We will fully adopt SFAS No. 142 beginning in our fiscal year 2003. We do not expect the adoption of SFAS No. 142 to have a material impact on our financial position or results of operations. Amortization and impairment of goodwill in fiscal 2002, 2001, and 2000 was $21.0 million, $14.3 million, and $7.0 million, respectively.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 144 beginning in our fiscal year 2003. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results of operations.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)," required an exit cost liability be recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position or results of operations.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS No. 147"), "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The provisions of this statement relate to the application of the purchase method of accounting for all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this statement also relate to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The provisions of this statement are effective on or after October 1, 2002. There will be no material impact upon the adoption of SFAS No. 147 on our financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We do not expect the adoption of SFAS No. 148 to have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. We are currently evaluating the impact of FIN No. 45 on our financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The Company has considered the provisions of FIN No. 46 and believes it will not be necessary to include in the Company's financial statements any assets, liabilities, or activities of the entities holding the Company's corporate headquarters leases. The Company has provided certain disclosures in other areas of this filing (see Note 6 and Note 14 of our Notes to Consolidated Financial Statements) and will continue to evaluate the impact of FIN No. 46 on our financial statements and related disclosures.

Reclassifications

We made a reclassification on our fiscal 2001 presentation of assets on our consolidated balance sheet by reclassifying $3.4 million of land from Property and Equipment to Other Assets, to conform to the fiscal 2002 presentation. This reclassification did not impact total assets in fiscal 2001.

We made a reclassification on our fiscal 2001 presentation of current assets and current liabilities on our consolidated balance sheet by reclassifying $1.6 million of bad debt allowance from Net Trade Receivable to Accrued Expenses, to conform to the fiscal 2002 presentation. This reclassification increased our total assets and liabilities by $1.6 million.

Note 2. Acquisitions

On April 12, 2002, we acquired 100% of the outstanding common stock of Accelio Corporation ("Accelio"). The results of Accelio's operations have been included in our consolidated financial statements since that date. Accelio was a provider of Web-enabled solutions that help customers manage business processes driven by electronic forms. The acquisition of Accelio enhances Adobe's ability to broaden our ePaper solution business by combining Accelio's electronic forms solutions with Adobe Acrobat and Adobe Portable Document Format ("PDF") technologies. Through this combination Adobe can now extend broader ePaper solutions to enterprise users in Global 2000 businesses, governments and educational institutions to deliver greater value to our customers. The aggregate purchase price was $70.2 million, which included the issuance of 1.8 million shares of common stock of Adobe, valued at $68.4 million, and cash of $1.8 million. The value of the 1.8 million common shares issued was determined based on the average market price of Adobe's common shares over the 2-day period before the measurement date, which was $37.71. The measurement date was the acquisition date due to the variability of the number of shares issued in the acquisition.

The following table summarizes the purchase price allocation:

Cash and cash equivalents	$ 9,117
Accounts receivable, net	11,906
Other current assets	4,735
Purchased technology.	2,710
Goodwill.	77,649
In-process research and development	410
Trademarks and other intangible assets	1,029
------------------
Total assets acquired	107,556
Current liabilities	(18,176)
Liabilities recognized in connection with the business combination	(16,836)
Deferred revenue	(2,360)
------------------
Total liabilities assumed	(37,372)
Net assets acquired	$70,184
==========

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

The remaining purchase price was allocated to goodwill because Accelio's business fits Adobe's long-term strategy, shortens time to market, and provides a market position in the eForms business for Adobe to build upon. The total purchase price allocated to goodwill of $75.0 million was assigned to our ePaper Solutions segment. In accordance with SFAS No. 142, the goodwill will not be amortized but will be reviewed for impairment on an annual basis. During the fourth quarter of fiscal 2002, we revised our estimate of certain costs associated with our acquisition of Accelio, resulting in an increase to goodwill of approximately $2.6 million. The adjustment primarily reflected higher than estimated transaction costs and costs related to closing redundant facilities.

The $1.0 million of acquired trademarks and other intangible assets will be amortized over their useful lives ranging from six-months to three years.

In the second quarter of fiscal 2002, we recognized liabilities in connection with the acquisition of Accelio. The liabilities recognized included severance and related charges associated with a worldwide reduction in force of Accelio employees, transaction costs, costs related to closing redundant facilities and terminating contracts, and other exit costs associated with the acquisition. As of November 29, 2002, the majority of the restructuring transactions were completed. Total liabilities recognized in connection with the acquisition were $14.5 million, of which $6.2 million remains accrued at November 29, 2002. The majority of the remaining payments will be paid through May 2003.

The following table depicts the activity for the liabilities recognized in connection with the acquisition of Accelio through November 29, 2002:

	Initial liability recognized at April 12, 2002	Cash Payments	Adjustments	Balance at November 29, 2002
	-----------------	-----------	---------------	---------------
Severance and related charges	$6,034	$(4,973)	$ (414)	$647
Transaction costs	3,095	(3,537)	1,069	627
Cost of closing redundant facilities	2,845	(620)	2,217	4,442
Contract termination costs	1,412	(1,057)	(288)	67
Other exit costs	1,116	(471)	(250)	395
	------------------	-----------	----------------	----------------
	$14,502	$(10,658)	$2,334	$6,178
	==========	======	========	========

The following pro forma results of operations reflect the combined results of Adobe and Accelio for years ended November 29, 2002 and November 30, 2001, as if the business combination occurred as of the beginning of each respective fiscal year. The information used for Accelio's fiscal year 2002 pro forma disclosure was obtained from reports filed by Accelio with the Securities and Exchange Commission ("SEC") for the period ended January 31, 2002 and internal financial reports prepared by Accelio from January 31, 2002 through the date of acquisition, April 12, 2002. The information used for Accelio's fiscal year 2001 pro forma disclosure was obtained from reports filed by Accelio with the SEC for the periods ended January 31, 2001, April 30, 2001, July 31, 2001, and October 31, 2001. Accelio's fiscal quarters did not coincide with Adobe's fiscal quarters. Nonetheless, we combined the results of operations from Accelio's fiscal quarters that are closest to Adobe's fiscal quarters to arrive at the pro forma amounts disclosed below.

	Years Ended ---------------------------------------------------
	November 29, 2002	November 30, 2001
	---------------------	---------------------
Revenue	$1,189,604	$1,309,643
Net income	$178,665	$172,942
	---------------------	---------------------
Basic net income per share	$.75	$.72
	============	============
Shares used in computing basic net income per share	237,492	240,276
	============	============
Diluted net income per share	$.73	$.69
	============	============
Shares used in computing diluted net income per share	243,777	250,960
	============	============

In December 2001, we acquired Fotiva, Inc. ("Fotiva"). The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." Substantially all of Fotiva's assets were intellectual property. Fotiva was a development stage software company that created solutions to help consumers manage, store, enrich, and share digital photographs and other related personal media. In connection with the acquisition, substantially all of the purchase price of $5.4 million cash was allocated to in-process research and development and expensed at the time of acquisition due to the in-process state of the technology. At the date we acquired Fotiva, it was estimated that 50% of the development effort had been completed and that the remaining 50% of the development effort would take approximately eleven months to complete. The efforts required to complete the development of the technology primarily include finalization of coding, localization, and extensive quality assurance testing. Adobe combined Fotiva's image management technology with Adobe's digital imaging and ePaper technologies to develop a new product, Adobe Photoshop Album, that was released in the first quarter of fiscal 2003.

During the fourth quarter of fiscal 2000, we acquired Boston, Massachusetts-based Glassbook, Inc. ("Glassbook"). Glassbook was a developer of consumer and commercial software for the eBook market, automating the supply chain for publishers, booksellers, distributors, and libraries. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 ("APB No. 16"), "Business Combinations." The purchase price of the acquisition was approximately $24.4 million cash plus additional liabilities assumed of approximately $3.6 million. Based on an independent appraiser's valuation, $0.5 million of the purchase price was allocated to in-process research and development due to the state of the development and the uncertainty of the technology and expensed upon acquisition. The remaining $27.5 million was allocated $26.9 million to goodwill, $0.4 million to intangible assets, and $0.2 million to other assets. The goodwill and intangible assets are amortized on a straight-line basis over a three-year period. The ongoing project at Glassbook at the time of the purchase included the development of the Glassbook Reader and the Glassbook Content Server products. We released new products that contained the purchased technology in April 2001, with Acrobat eBook Reader 2.1 and Adobe Content Server 2.0. During the fourth quarter of fiscal 2002, we recognized a $6.8 million goodwill impairment charge for the remaining book value related to the Glassbook acquisition. This impairment charge is presented under amortization and impairment of goodwill and purchased intangibles on our consolidated statements of income.

Note 3. Cash, cash equivalents, and short-term investments

Cash, cash equivalents, and short-term investments consisted of the following:

	As of November 29, 2002 -----------------------------------------------------------------
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	---------	---------	---------	---------
Classified as current assets:
Cash	$21,911	$---	$---	$21,911
	---------	---------	---------	---------
Cash equivalents:
Money market mutual funds	128,073	---	---	128,073
State and municipal bonds and notes	33,635	65	---	33,700
	---------	---------	---------	---------
Total cash equivalents	161,708	65	---	161,773
	---------	---------	---------	---------
Total cash and cash equivalents	183,619	65	---	183,684
	---------	---------	---------	---------
Short-term investments:
State and municipal bonds	396,953	3,583	(294)	400,242
United States Treasury Notes	9,688	107	(9)	9,786
Corporate Bonds	9,890	37	(2)	9,925
Marketable equity securities*	11,092	3,008	---	14,100
	---------	---------	---------	---------
Total short-term investments	427,623	6,735	(305)	434,053
	---------	---------	---------	---------
Total cash, cash equivalents, and short-term investments	$611,242	$6,800	$(305)	$617,737
	======	======	======	======

	As of November 30, 2001 -----------------------------------------------------------------
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	---------	---------	---------	---------
Classified as current assets:
Cash	$22,039	$---	$---	$22,039
Cash equivalents:
Money market mutual funds	120,699	---	---	120,699
State and municipal bonds and notes	75,910	14	---	75,924
	---------	---------	---------	---------
Total cash equivalents	196,609	14	---	196,623
	---------	---------	---------	---------
Total cash and cash equivalents	218,648	14	---	218,662
	---------	---------	---------	---------
Short-term investments:
State and municipal bonds	319,392	2,947	(253)	322,086
United States Treasury Notes	3,079	8	---	3,087
Marketable equity securities*	26,339	11,439	---	37,778
	---------	---------	---------	---------
Total short-term investments	348,810	14,394	(253)	362,951
	---------	---------	---------	---------
Total cash, cash equivalents, and short-term investments	$567,458	$14,408	$(253)	$581,613
	======	======	======	======

*The carrying value of marketable equity securities has been reduced by other-than-temporary declines in the fair value of these securities.

Approximately $161.8 million and $196.6 million in investments are classified as cash equivalents as of November 29, 2002 and November 30, 2001, respectively.

We recorded net realized gains from the sale of fixed income investments for the years ended November 29, 2002 and November 30, 2001 of $3.3 million and $5.8 million, respectively. We also recorded net realized gains from the sale of our short-term equity investments for the years ended November 29, 2002 and November 30, 2001 of $7.2 million and $19.5 million, respectively. In addition, we recorded losses related to other-than-temporary declines in the fair value of our marketable equity securities totaling $11.3 million for the year ended November 29, 2002 and $53.1 million for the year ended November 30, 2001 (See Note 1 for our policy on recording other-than-temporary declines in our marketable equity securities). All of the above gains and losses were included in investment gain (loss) on our consolidated statements of income.

As of November 29, 2002, the cost and estimated fair value of current debt securities and money market mutual funds with a maturity of one year or less were $290.6 million and $291.0 million, respectively, and the cost and estimated fair value of current debt securities with maturities ranging from one to five years was $287.6 million and $290.7 million, respectively. We have no securities with maturities over five years. These securities are classified as current assets based on the Company's intent and ability to use these securities as necessary to satisfy significant short-term liquidity requirements that may arise.

Note 4. Property and Equipment

Property and equipment consisted of the following:

	November 29, 2002	November 30, 2001
	--------------	--------------
Computers and equipment	$158,623	$139,850
Furniture and fixtures	28,728	25,150
Capital projects in-progress	2,315	12,593
Leasehold improvements	40,902	38,384
Building	4,756	---
	--------------	--------------
	235,324	215,977
Less accumulated depreciation and amortization	164,234	138,366
	--------------	--------------
	$71,090	$77,611
	========	========

We capitalize certain costs related to our website development in accordance with SOP 98-1. We amortize on a straight-line basis over eighteen to thirty-six months once the website is ready for its intended use. We launched Adobe Design Team (formerly Adobe Studio) in fiscal 2001 and subsequently recorded amortization expense.

During fiscal year 2002, we placed in service a building that we constructed in India.

During the third and fourth quarter of fiscal 2002, we recognized a $6.3 million pre-tax impairment charge for capitalized Adobe Design Team (formerly Adobe Studio) hosted server development costs. The impairment charge was recorded on our consolidated statement of income under cost of products revenue. The impairment charge was determined based on discounted future cash flows. For segment reporting purposes, the charge was included in our Cross-media Publishing segment.

Depreciation for the years ended November 29, 2002, November 30, 2001, and December 1, 2000 was $34.7 million, $29.8 million, and $29.3 million, respectively.

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	November 29, 2002	November 30, 2001
	------------	---------
Goodwill	$100,915	$53,679
Purchased technology and licensing agreements	26,304	16,754
Other intangible assets	13,978	11,036
	------------	---------
	141,197	81,469
Less accumulated amortization	41,425	45,067
	------------	---------
	$99,772	$36,402
	========	========

Amortization of goodwill and purchased intangibles for fiscal 2002 and 2001 primarily relates to the acquisitions of Glassbook, Inc. ("Glassbook") and GoLive Systems, Inc., a Delaware corporation, and GoLive Systems GmbH and Co. KG, a German limited partnership (together "GoLive").

As part of the acquisition of Accelio in April 2002, we allocated $75.0 million to goodwill which, in accordance with SFAS No. 142, will not be amortized. During the fourth quarter of fiscal 2002, we revised our estimate of certain costs associated with our acquisition of Accelio, resulting in an increase to goodwill of approximately $2.6 million. The adjustment primarily reflected higher than estimated transaction costs and costs related to closing redundant facilities. The goodwill associated with the acquisitions of Accelio and GoLive will be reviewed for impairment on an annual basis.

During the fourth quarter of fiscal 2002, we recognized a $6.8 million goodwill impairment charge for the remaining book value related to the Glassbook acquisition. This impairment charge is presented under amortization and impairment of goodwill and purchased intangibles on our consolidated statement of income. The impairment charge was determined based on discounted future cash flows.

As of November 29, 2002, other intangible assets consisted primarily of capitalized localization costs of $10.0 million and other intangible assets of $4.0 million. As of November 30, 2001, intangibles and other assets consisted primarily of capitalized localization costs of $9.1 million and other intangible assets of $1.9 million. Amortization expense related to goodwill, purchased technology, capitalized localization, and other intangible assets was $28.8 million, $26.8 million, and $14.0 million in fiscal 2002, 2001, and 2000, respectively.

Note 6. Other Assets

Other assets consisted of the following:

	November 29, 2002	November 30, 2001
	--------------	--------------
Investments	$35,617	$31,703
Security deposits	3,186	2,567
Land deposit	3,323	3,382
	--------------	--------------
	$42,126	$37,652
	========	=======

We own limited partnership interests in Adobe Ventures. The limited partnership investments are accounted for under the equity method, as contractually the partnerships are controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

In March 1997, as part of our venture investing program, we established an internal limited partnership, Adobe Incentive Partners, L.P. ("AIP"), which allowed certain of Adobe's executive officers to participate in cash or stock distributions from Adobe's venture investments. In November 2002, the partnership was liquidated. Immediately prior to the liquidation, assets held by AIP included Adobe's entire interests in Adobe Ventures L.P. and Adobe Ventures II, L.P. and certain equity securities of privately-held companies. Adobe was both the general partner and a limited partner of AIP. Other limited partners were executive officers and former executive officers of Adobe who were involved in Adobe's venture investing activities and whose participation was deemed critical to the success of the program. In fiscal 2002, the participating officers received cash distributions with an aggregate fair value of $0.6 million, including a $0.3 million distribution related to the partnership liquidation. At November 29, 2002, due to the partnership liquidation, there was no minority interest held by the participating officers. The liquidation of the partnership did not have any material impact on our financial statements.

The investments in Adobe Ventures L.P.; Adobe Ventures II, L.P.; Adobe Ventures III, L.P.; and Adobe Ventures IV, L.P., which were established to invest in emerging technology companies strategic to Adobe's software business, totaled $1.7 million, $3.1 million, $7.3 million, and $22.7 million, respectively, as of November 29, 2002, and totaled $4.2 million, $7.8 million, $12.8 million, and $11.7 million, respectively, as of November 30, 2001. Our investments in the limited partnerships are adjusted to reflect our equity interest in Adobe Ventures L.P.; Adobe Ventures II, L.P.; Adobe Ventures III, L.P.; and Adobe Ventures IV, L.P.'s investment income (loss) and dividend distributions, which totaled $(15.4) million, $(49.2) million, and $0.4 million in fiscal years 2002, 2001, and 2000, respectively.

We have commitments to the Adobe Venture limited partnerships. The following table shows the capital commitments and the capital contributed as of November 29, 2002:

	Capital Commitment	Capital Contributed
Adobe Ventures L.P.	$ 40,000	$ 40,476
Adobe Ventures II, L.P.	$ 40,000	$ 37,541
Adobe Ventures III, L.P.	$ 60,000	$ 57,353
Adobe Ventures IV, L.P.	$ 100,000	$ 35,418

The capital commitment is the amount that Adobe has agreed to contribute to the Partnership. The capital commitment amount is contributed over the term of each Partnership, which is ten years. We can contribute more than the capital commitment, at our discretion. We can cease funding at any time after the earlier of: a) two years after the effective date of the Partnership or b) the date on which the Company has made capital contributions to the Partnership in an amount in excess of $10.0 million, $10.0 million, $20.0 million, and $33.0 million for Adobe Ventures L.P., Adobe Ventures II, L.P., Adobe Ventures III, L.P., and Adobe Ventures IV, L.P., respectively.

In addition to these venture partnerships, we have direct investments in public and privately-held companies. In total, as of November 29, 2002, we have invested $213.9 million through our venture partnerships and direct investments. As of November 29, 2002, net returns were $348.7 million, including stock dividends and net gains in market value of investments.

The investments in Adobe Ventures are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Under the terms of the partnership agreements, the general partner has the sole and exclusive right to manage and control the partnerships. Adobe as the limited partner has certain rights, including replacing the general partner and approving acquisitions that exceed certain established parameters. However, these rights are considered to be protective rights and do not suggest an ability to control the partnerships. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment income (loss). The stock of a number of technology investments held by the limited partnerships at November 29, 2002 are not publicly traded, and, therefore, there is no established market for their securities. In order to determine the fair market value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates made by Granite Ventures based on their assessment of the current market value. It is our policy to review the fair value of these investments held by Adobe Ventures on a regular basis to evaluate the carrying value of the investments in these companies. This policy includes, but is not limited to, reviewing each companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve in addition to our equity method of accounting and the related writedown is recorded as an investment loss on our consolidated statements of income.

As of November 29, 2002 and November 30, 2001, our portfolio of investments included in Other Assets had an estimated fair market value of $35.6 million and $31.7 million.

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

	November 29, 2002	November 30, 2001
	--------------	--------------
Accrued compensation and benefits	$54,117	$44,555
Sales and marketing allowances	7,371	4,956
Accrued restructuring	10,975	9,573
Other	62,565	71,297
	--------------	--------------
	$135,028	$130,381
	========	========

Note 8. Restructuring and Other Charges

Fiscal 2002 restructuring program

In the fourth quarter of fiscal 2002, we incurred a restructuring charge of $11.1 million, which included severance and related charges and charges related to the closure of a facility. The related restructuring program eliminated 239 engineering, sales and marketing, and general and administrative positions worldwide in order to realign our resources for our future business plans. These plans include adding resources to support our ePaper enterprise business in fiscal 2003.

The restructuring program is expected to be completed in fiscal 2003. Of the $11.1 million in charges, $4.7 million remains accrued at November 29, 2002.

The following table depicts the activity for the fourth quarter 2002 restructuring program through November 29, 2002:

	Accrued Balance at November 30, 2001	Total Charges	Cash Payments	Accrued Balance at November 29, 2002
	---------------	----------------	----------	--------------
Severance and related charges	$ ---	$10,119	$(6,349)	$3,771
Facility	---	975	---	975
	--------------	----------------	----------	--------------
	$---	$11,094	$(6,349)	$4,746
	=========	==========	=======	=========

In the second quarter of fiscal 2002, we implemented a restructuring program to eliminate 39 redundant sales and marketing positions held by Adobe employees worldwide as a result of the acquisition of Accelio. The restructuring included severance and related charges associated with the reduction in force and the cost of vacating a leased facility. Total restructuring and other charges were $1.6 million and the majority of these payments were paid in the second quarter of fiscal 2002. Of the $1.6 million in charges, $.05 million remains accrued at November 29, 2002. The remaining payments will be paid in the first quarter of fiscal 2003.

The following table depicts the activity for the second quarter fiscal 2002 restructuring program through November 29, 2002:

	Accrued Balance at November 30, 2001	Total Charges	Cash Payments	Accrued Balance at November 29, 2002
	-----------------	------------------	-------------	-----------------
Severance and related charges	$ ---	$1,600	$(1,553)	$47
Facility	---	5	---	5
	-----------------	------------------	-------------	-----------------
	$---	$1,605	$(1,553)	$52
	==========	==========	=======	=========

Fiscal 2001 restructuring program

In the fourth quarter of fiscal 2001, we implemented a restructuring plan to realign our workforce to our future strategic goals and to align our resources with our lower fiscal 2002 revenue targets due to adverse economic conditions resulting in part from the events of September 11, 2001. This restructuring enabled us to increase our investment in digital imaging, digital video, and ePaper-based businesses in fiscal 2002. As part of the restructuring program, we implemented a reduction in force of 247 positions, affecting organizations throughout the company. The reductions came predominantly from sales and marketing and in our North American operations, and as of November 30, 2001, the majority of these terminations were completed. The restructuring charge in the fourth quarter of fiscal 2001 was $12.1 million, all of which related to severance and related charges associated with the reduction in force. During the fourth quarter of fiscal 2002, we paid our remaining obligations under our 2001 restructuring program. We also revised our estimate of the total costs associated with the restructuring program, resulting in an adjustment of approximately $0.6 million. The adjustment primarily reflected lower than estimated severance and related charges. As of November 29, 2002, there was no restructuring liability remaining for our fiscal year 2001 restructuring program.

The following table depicts the activity for the fiscal year 2001 restructuring program through November 29, 2002:

	Accrued Balance at November 30, 2001	Cash Payments	Adjustments	Accrued Balance at November 29, 2002
	-----------------	-------------	----------------	----------------
Severance and related charges	$9,573	$(9,022)	$(551)	$---
	=========	=======	========	========

Note 9. Income Taxes

Income before income taxes includes net income from foreign operations of approximately $163.0 million, $90.0 million, and $39.0 million for the years ended November 29, 2002, November 30, 2001, and December 1, 2000, respectively.

The provision for income taxes consisted of the following:

	Years Ended --------------------------------------------------------------
	November 29, 2002	November 30, 2001	December 1, 2000
	----------	-----------	---------
Current:
United States federal	$63,547	$52,355	$13,096
Foreign	8,344	16,087	11,452
State and local	5,055	4,753	5,063
	----------	-----------	--------
Total current	76,946	73,195	29,611
	----------	-----------	--------
Deferred:
United States federal	(4,984)	(14,494)	(1,569)
Foreign	259	(767)	3,568
State and local	(761)	(2,339)	(601)
	----------	-----------	--------
Total deferred	(5,486)	(17,600)	1,398
	----------	-----------	--------
Charge in lieu of taxes attributable to employee stock plans	21,830	45,692	124,922
	----------	-----------	--------
	$93,290	$101,287	$155,931
	========	========	======

Total income tax expense differs from the expected tax expense (computed by multiplying the United States federal statutory rate of 35% for fiscal year 2002, 2001, and 2000 by income before income taxes) as a result of the following:

	Years Ended ----------------------------------------------------------------
	November 29, 2002	November 30, 2001	December 1, 2000
	----------------	----------------	-----------------
Computed "expected" tax expense	$99,641	$107,426	$155,309
State tax expense, net of federal benefit	6,477	6,983	12,403
Nondeductible goodwill	7,437	3,178	958
Tax-exempt income	(3,915)	(4,496)	(3,868)
Tax credits	(6,000)	(8,000)	(8,000)
Differences between statutory rate and foreign effective tax rate	(9,487)	(2,653)	(571)
Other, net	(863)	(1,151)	(300)
	----------------	----------------	-----------------
	$93,290	$101,287	$155,931
	=========	=========	=========

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of fiscal 2002 and 2001 are presented below:

	November 29, 2002	November 30, 2001
	------------	-------------
Deferred tax assets:
Acquired technology	$13,845	$12,980
Reserves and deferred revenue	25,621	28,738
Unrealized losses on investments	26,159	1,886
Credits	1,500	---
	------------	-------------
Total gross deferred tax assets	67,125	43,604
Deferred tax asset valuation allowance	---	(525)
	------------	-------------
Total deferred tax assets	67,125	43,079
	------------	-------------
Deferred tax liabilities:
Depreciation and amortization	(8,264)	(6,041)
Other	(2,881)	(2,718)
	------------	-------------
Total deferred tax liabilities	(11,145)	(8,759)
	------------	-------------
Net deferred tax assets	$55,980	$34,320
	========	========

We provide United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related United States tax liability may be reduced by any foreign income taxes paid on these earnings.

For financial reporting purposes, a valuation allowance had been established for certain deferred assets related to the write-down of investments. The valuation allowance decreased $0.5 million during the year. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

At the end of fiscal 2002, the Company had state tax credit carryforwards of approximately $1.5 million that can be carried forward indefinitely.

Below is a summary roll-forward schedule of the income tax payable accounts as of November 29, 2002 and November 30, 2001:

	November 29, 2002	November 30, 2001
	--------------	--------------
Beginning balance	$132,228	$74,768
Plus: Current year liability	76,946	73,195
Less: Payments and reclasses	(35,863)	(15,735)
	--------------	--------------
Ending balance	$173,311	$132,228
	========	========

Note 10.  Benefit Plans

Pretax Savings Plan

In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all of our United States employees. Under the plan, eligible employees may contribute up to 18% of their pretax salary, subject to the Internal Revenue Service annual contribution limits. In fiscal 2002, we matched 50% of the first 6% of the employee's contribution. We contributed approximately $6.0 million, $5.8 million, and $4.5 million in fiscal 2002, 2001, and 2000, respectively. We can terminate matching contributions at our discretion.

Profit Sharing Plan

We have a profit sharing plan that provides for profit sharing payments to all eligible employees following each quarter in which we achieve at least 80% of our budgeted earnings for the quarter. The plan, as well as the annual operating budget on which the plan is based, is approved by our Board of Directors. We contributed approximately $18.8 million, $11.6 million, and $21.7 million to the plan in fiscal 2002, 2001, and 2000, respectively.

Adobe Incentive Partners

In March 1997, as part of our venture investing program, we established an internal limited partnership, Adobe Incentive Partners, L.P. ("AIP"), which allowed certain of Adobe's executive officers to participate in cash or stock distributions from Adobe's venture investments. In November 2002, the partnership was liquidated. Immediately prior to the liquidation, assets held by AIP included Adobe's entire interests in Adobe Ventures L.P. and Adobe Ventures II, L.P. and certain equity securities of privately-held companies. Adobe was both the general partner and a limited partner of AIP. Other limited partners were executive officers and former executive officers of Adobe who were involved in Adobe's venture investing activities and whose participation was deemed critical to the success of the program. No limited partnership interests were granted in fiscal 2002, 2001, or 2000.

Adobe's Class A senior limited partnership interest in AIP included both a liquidation preference and a preference in recovery of the cost basis of each specific investment. The executives' Class B junior limited partnership interest qualified for partnership distributions only after (a) Adobe had fully recovered the cost basis of its investment in the specific investee company for which a distribution was made; and (b) the participating executive had vested in his or her distribution rights. The distribution rights generally vested on a monthly basis over three years, and were 25% vested after one year, 50% vested after two years and fully vested at the end of three years. As of June 30, 2000, all existing partnership interests were fully vested or ceased vesting. The limited partnership investments were restricted to investments in Adobe Ventures or in companies that were private at the time of the establishment of AIP, or when the investment was made, whichever was later. In fiscal 2002, the participating officers received cash distributions with an aggregate fair value of $0.6 million, including a $0.3 million distribution related to the partnership liquidation. At November 29, 2002, due to the partnership liquidation, there was no minority interest held by the participating officers.

Note 11.  Employee and Director Stock Plans

Equity Compensation

As of November 29, 2002, our equity compensation plans consist of the 1984 Stock Option Plan, as amended, the Aldus 1984 Restated Stock Option Plan, the 1994 Stock Option Plan (the "1994 Plan"), and the 1999 Equity Incentive Plan (the "1999 Plan"), formerly called the 1999 Nonstatutory Stock Option Plan (collectively, the "Option Plans") for employees. The Option Plans provide for the granting of stock options to employees and officers at the fair market value of our common stock on the grant date. Additionally, the 1999 Plan provides for awards in the form of stock appreciation rights, stock purchase rights, stock bonuses, performance shares and performance units, although no awards of these types have been made from the 1999 Plan to date. Currently, we grant options from the 1994 Plan and the 1999 Plan. Initial options and subsequent options granted under the Option Plans, except for the 1984 Restated Stock Option Plan, generally vest 25% after the first year and ratably thereafter such that 50% and 100% are vested after the second and third year, respectively, although some subsequent options granted under the Option Plans vest ratably over the entire term such that 50% and 100% are vested after the second and third year, respectively. Options granted under the 1984 Restated Stock Option Plan have a five year vesting period and 20% vest after the first year and monthly thereafter; all such options are fully vested or have ceased vesting. Outstanding option terms under the Option Plans range from five to ten years. Option terms under the 1999 Plan are generally eight years under existing options. A limited number of the options granted in fiscal 2000 under the 1999 Plan had a vesting acceleration feature so that they would vest in full in November 2000 if certain milestones were met by Adobe (the milestones were met). Those options expire in September 2003. As of November 29, 2002, approximately 57.0 million shares were reserved for issuance upon exercise of outstanding options under the Option Plans and approximately 4.6 million shares were available for grant under the Option Plans. The Company's 1994 Plan expires on December 17, 2003. The Company's 1999 Plan will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the 1999 Plan have been issued and restrictions on issued shares have lapsed. Neither the Nasdaq current listing standards nor federal law has required stockholder approval of this 1999 Equity Incentive Plan, and accordingly it has not been approved by our stockholders.

As of November 29, 2002, we had reserved 3.3 million shares of common stock for issuance under our 1996 Outside Directors Stock Option Plan, as amended (the "Directors Plan"). The Directors Plan provides for the granting of nonqualified stock options to nonemployee directors. Option grants are limited to 40,000 shares per person in each fiscal year, except for a new non-employee director, who is granted 60,000 shares upon election as a director. Options have a ten-year term and are exercisable and vest over three years: 25% on the day preceding each of Adobe's next two annual meetings of stockholders and 50% on the day preceding Adobe's third annual meeting of stockholders after the grant of the option. The exercise price of the options that are issued is equal to the fair market value of our common stock on the date of grant. In fiscal 2002, we granted options for an aggregate of 240,000 shares with an exercise price of $39.04 to existing directors and an option for 60,000 shares to a new director with an exercise price of $33.00. In fiscal 2001, we granted options for an aggregate of 200,000 shares with an exercise price of $41.06 to existing directors. In fiscal 2000, we granted options for an aggregate of 160,000 shares with an exercise price of $61.72 to existing directors and an option for 60,000 shares to a new director with an exercise price of $78.88. As of November 29, 2002, approximately 0.8 million shares were reserved for issuance upon exercise of outstanding options and approximately 1.0 million shares were available for grant under the Directors Plan. The Directors Plan will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued and restrictions on issued shares have lapsed.

Stock option activity for fiscal 2002, 2001, and 2000 is presented below:

	Years Ended ----------------------------------------------------------------------------------------------------------------
	November 29, 2002 -----------------------------		November 30, 2001 ---------------------------------		December 1, 2000 ----------------------------
	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price
	-------------	--------	----------	----------	-----------	---------
Outstanding, beginning of year	54,284,317	$36.66	45,017,400	$38.26	38,149,038	$18.56
Granted	11,973,680	28.77	19,177,315	28.38	19,669,375	60.90
Exercised	(3,688,534)	15.99	(4,826,823)	12.55	(8,724,580)	11.17
Canceled	(4,722,413)	45.20	(5,083,575)	44.89	(4,076,433)	21.15
	------------		----------		----------
Outstanding, end of year	57,847,050	35.64	54,284,317	36.66	45,017,400	38.26
	========		=========		========
Exercisable, end of year	26,402,239	35.65	20,844,567	29.27	11,478,693	18.53
	========		=========		========
Weighted average fair value of options granted during the year		$13.49		$15.20		$29.89

Information regarding the stock options outstanding at November 29, 2002 is summarized below:

	Options Outstanding ---------------------------------------------------------------			Options Exercisable ---------------------------------------------
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	-----------------	-------------------	--------------	-------------------	------------------
$3.38---$4.69	12,554	0.59 years	$3.69	12,514	$3.69
$5.22---$7.75	537,681	1.54 years	6.89	521,881	6.89
$7.91---$8.34	583,241	3.41 years	8.24	579,641	8.24
$8.45	4,384,610	3.49 years	8.45	4,345,910	8.45
$9.66---$14.09	644,558	4.37 years	11.61	642,105	11.61
$14.86---$22.19	1,019,181	6.40 years	18.31	452,366	18.01
$24.11---$26.47	8,948,429	7.87 years	26.40	199,596	24.78
$26.95	6,703,250	6.91 years	26.95	698,196	26.95
$27.00---$27.69	8,190,232	6.26 years	27.67	2,731,467	27.68
$27.94---$41.78	11,901,845	5.62 years	36.20	7,912,306	35.58
$44.05---$65.81	13,722,563	5.56 years	60.22	7,791,807	59.20
$66.63---$83.19	1,198,906	5.87 years	74.57	514,450	74.53
	-----------------			-------------------
	57,847,050	5.98 years	$35.64	26,402,239	$35.65
	=========			===========

Performance and Restricted Stock

The 1994 Performance and Restricted Stock Plan ("the Restricted Stock Plan") provides for the granting of restricted stock and/or performance awards to officers and key employees. As of November 29, 2002, we had reserved 8.0 million shares of our common stock for issuance under the Plan.

Restricted shares issued under the Restricted Stock Plan generally vest annually over two to three years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights. As of November 29, 2002, 82,714 shares were outstanding and not yet vested. In fiscal 2002, 2001, and 2000, we granted 9,321; 56,146; and 453,885 shares of restricted stock, respectively, and the weighted average fair value of the shares was $27.88, $39.44, and $58.66, respectively. Additionally, we charged $6.8 million, $18.0 million, and $16.5 million to expense associated with restricted stock in fiscal 2002, 2001, and 2000, respectively. As of November 29, 2002, approximately 2.8 million shares were available for grant under this Plan.

Performance awards issued under the Restricted Stock Plan entitle the recipient to receive, at our discretion, shares or cash upon completion of the performance period subject to attaining identified performance goals. Performance awards are generally measured over a three-year period and cliff vest at the end of the three-year period. We accrue the projected value of these awards and charge this amount to expense over the three-year performance period. We did not grant performance awards in fiscal 2002, 2001 or 2000. As of November 29, 2002 and November 30, 2001, there were no performance awards outstanding.

The 1999 Plan also provides for the granting of restricted stock and/or performance awards to employees, although no awards of this type have been made under the 1999 Plan to date.

The Restricted Stock Plan will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued and restrictions on issued shares have lapsed.

Employee Stock Purchase Plan

Our 1997 Employee Stock Purchase Plan (the "ESPP") allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. For offerings commencing before September 2000, the ESPP consisted of twelve-month offerings with two six-month purchase periods in each offering period; in September 2000, the ESPP was amended to increase the offering periods for offerings commencing after that date to twenty-four-month offering periods with four six-month purchase periods in each offering period. As of January 1, 2001, all employees participating in the ESPP have twenty-four-month offering periods. Employees purchase shares in each purchase period at 85% of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower. As of November 29, 2002, we had reserved 38.0 million shares of our common stock for issuance under the ESPP, and approximately 15.4 million shares remain available for future issuance.

The weighted average fair value of the purchase rights granted in fiscal 2002, 2001, and 2000 were $11.59, $22.91, and $21.34, respectively.

The ESPP will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued.

Cash Incentive Awards

We grant Cash Incentive Awards ("CIAs"), a form of phantom stock, to designated key employees to reward them based on their contributions to a project. The cash value of the CIA is structured to mirror our Restricted Stock Plan. The CIAs, which we grant to designated employees, generally vest annually over a three-year period. Upon each vest date, the employee is paid the market value of the stock on the date of vest multiplied by the number of vested shares. We charged approximately $0.4 million, $(2.5) million, and $12.8 million to CIA expense for shares vested in fiscal 2002, 2001 and 2000, respectively. All existing CIAs were fully vested in fiscal 2002, and we currently do not intend to grant CIAs in the future.

Stock Appreciation Rights

In fiscal 2000 and 1999, we granted Stock Appreciation Rights ("SARs"), a form of phantom stock, to designated key employees based on their performance. Additionally, we grant SARs to employees in certain countries outside of the U.S. in lieu of stock options, generally with similar vesting schedules to our option vesting schedule; these SARs generally expire eight years after the grant date. The 1999 Plan also provides for the granting of stock appreciation rights to employees, although no awards of this type have been made under the 1999 Plan to date.

The performance-based SARs generally vest four years from the date of grant but contain an acceleration feature that allows for a two-year vesting period based on Adobe achieving predetermined performance goals. These performance-based SARs expire five years from the date of grant. Under our SAR plan, designated employees are awarded rights that are equal to one share of Adobe's common stock for each right awarded with an exercise price based on the fair market value on the grant date. When the award vests, employees generally have the right to exercise the award and receive the then-current value in cash of the appreciation from the exercise price of the exercised number of rights of our common stock. We did not award any SARs in fiscal 2002 and 2001. We awarded 800 rights in fiscal 2000 with an exercise price of $50.19. We charged approximately $0.009 million, $(0.5) million, and $23.2 million to expense in fiscal 2002, 2001 and 2000, respectively. We currently do not intend to grant SARs in the future, except to certain employees outside of the U.S. in lieu of stock options.

Pro Forma Fair Value Disclosures

We account for our fixed stock option plans and our employee stock purchase plan using the intrinsic value method. The following table sets forth the pro forma amounts of net income and net income per share that would have resulted if we accounted for our employee stock plans under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

	Years Ended -------------------------------------------------------------
	November 29, 2002	November 30, 2001	December 1, 2000
	------------	-------------	-----------
Net income:
As reported	$191,399	$205,644	$287,808
Pro forma	$6,646	$30,225	$196,153

Net income per share:
As reported:
Basic	$0.81	$0.86	$1.21
Diluted	$0.79	$0.83	$1.13

Pro forma:
Basic	$0.03	$0.13	$0.82
Diluted	$0.03	$0.12	$0.77

For purposes of computing pro forma net income, we estimate the fair value of each option grant, restricted stock grant, and Employee Stock Purchase Plan purchase right on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated as follows:

Years Ended ----------------------------------------------------------
	November 29, 2002	November 30, 2001	December 1, 2000
	---------------	---------------	--------------
Expected life of options	3 years	3 years	3 years
Expected life of restricted stock	3 years	3 years	3 years
Expected life of purchase rights	1.24 years	1.23 years	0.75 years
Volatility	69%	80%	68%
Risk-free interest rate	2.1---4.1%	2.9---5.3%	5.7---6.8%
Dividend yield	0.125%	0.125%	0.1255%

Options and restricted stock grants vest over several years, and new option and restricted stock grants are generally made each year. Because of this, the pro forma amounts shown above may not be representative of the pro forma effect on reported net income in future years.

Note 12.  Stockholders' Equity

Stockholder Rights Plan

Our Stockholder Rights Plan is intended to protect stockholders from unfair or coercive takeover practices. In accordance with this plan, the Board of Directors declared a dividend distribution of one common stock purchase right on each outstanding share of our common stock held as of July 24, 1990 and on each share of common stock issued by Adobe thereafter. In July 2000, the Stockholder Rights Plan was amended to extend it for ten years so that each right entitles the holder to purchase one unit of Series A Preferred Stock, which is equal to 1/1000 share of Series A Preferred Stock, par value $0.0001 per share, at a price of $700 per unit. As adjusted for our 2000 stock split in the form of a dividend, each share of common stock now entitles the holder to one-half of such a purchase right. Each whole right still entitles the registered holder to purchase from Adobe a unit of preferred stock at $700. The rights become exercisable in certain circumstances, including upon an entity's acquiring or announcing the intention to acquire beneficial ownership of 15% or more of our common stock without the approval of the Board of Directors or upon our being acquired by any person in a merger or business combination transaction. The rights are redeemable by Adobe prior to exercise at $0.01 per right and expire on July 23, 2010.

Stock Repurchase Program I -- On-going Dilution Coverage

To facilitate our stock repurchase program designed to minimize dilution from stock issuance primarily from employee stock plans, we sold put warrants to independent third parties in fiscal 2002, 2001, and 2000. Each put warrant entitles the holder to sell one share of Adobe's common stock to Adobe at a specified price for cash or stock at Adobe's option. Approximately 7.5 million, 5.6 million, and 7.0 million put warrants were written in fiscal 2002, 2001, and 2000, respectively. At November 29, 2002, approximately 1.9 million put warrants were outstanding that expire through December 2002, with an average exercise price of $26.71 per share, resulting in a total potential cash outlay of approximately $50.5 million in fiscal 2003 if all puts warrants are exercised.

In addition, in fiscal 2002, 2001, and 2000, we purchased call options from independent third parties that entitled us to buy 4.9 million, 3.9 million, and 4.2 million shares, respectively, of our common stock on certain dates at specified prices. At November 29, 2002, approximately 1.2 million call options were outstanding that expire on various dates through December 2002 with an average exercise price of $28.08 per share, resulting in a total potential cash outlay of approximately $34.1 million in fiscal 2003 if all calls options are exercised.

Our put and call option contracts provide that, at our option, we can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

We repurchased approximately 8.6 million, 5.9 million, and 7.2 million shares in fiscal 2002, 2001, and 2000, respectively, at a cost of $255.0 million, $319.9 million, and $255.5 million, respectively. Subsequent to
November 29, 2002, we repurchased 1.6 million shares at a cost of $45.1 million through the exercise of outstanding put warrants and call options under this plan. As of December 18, 2002, no put warrants or call options remained outstanding under this plan. The authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances. As of November 29, 2002, 9.6 million shares remained authorized for repurchase, based on net stock issuances less repurchases under this plan.

Stock Repurchase Program II -- Additional Authorization above Dilution Coverage

In April 1999, the Board authorized a 5.0 million share repurchase program, which allowed us to purchase shares in the open market and enter into contracts to repurchase shares during future quarters by selling put warrants and buying call options. During fiscal 2001, approximately 4.9 million put warrants were written and 3.5 million call options were purchased at prices ranging from $32.60 to $39.58. As of November 30, 2001, there were no put warrants or options outstanding in this program. During fiscal 2001, we repurchased approximately 4.7 million shares at a cost of $165.2 million. We did not repurchase any shares under this program in fiscal 2000. This program expired in fiscal 2001.

In March 2001, subject to certain business and market conditions, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. During fiscal year 2002, approximately 3.1 million put warrants were written and approximately 2.1 million call options were purchased under this 5.0 million share repurchase program.

As of November 29, 2002, under our March 2001 5.0 million share program, approximately 3.0 million put warrants were outstanding that expire through December 2002 with an average exercise price of $25.20 per share. In addition, as of November 29, 2002, approximately 2.0 million call options were outstanding that expire at various dates through December 2002 with an average price of $27.23 per share.

Our put and call option contracts provide that, at our option, we can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

In fiscal 2002, we repurchased approximately 2.0 million shares at a cost of $38.2 million under our March 2001 5.0 million share repurchase program. We did not make any repurchases under this plan in fiscal 2001.

During December 2002, all outstanding put warrants and call options under the March 2001 5.0 million share repurchase program expired without any cost to Adobe and as of December 20, 2002, there were no put warrants or call options outstanding. As of December 20, 2002, authorization to repurchase 3.0 million shares remained under the plan until it expires in March 2003.

On September 25, 2002, subject to certain business and market conditions, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a three-year period. We have not made any purchases under this 5.0 million share repurchase program. This plan will expire in September 2005.

The tables below represent our authorized stock repurchase plans and summary of stock repurchases as of November 29, 2002.

Authorized Stock Repurchase Plans as of November 29, 2002

Board Approval Date	Expiration Date	Authorized Shares	Repurchases To Date	Authorization Expired	Put Options Outstanding	Remaining Authorization

-----------------------	---------------------	--------------	------------------	------------------	------------------	--------------------
December 1997	N/A	Ongoing dilution	44,550	N/A	1,890	9,578(1)
April 1999	April 2001	5,000	4,687	313	---	---
March 2001	March 2003	5,000	---	---	2,986	---
September 2002	September 2005	5,000	---	---	---	5,000

Summary of Stock Repurchases for fiscal years 2002, 2001, and 2000 as of November 29, 2002

Board Approval Date	Repurchases Under the Plan	2002	Average	2001	Average	2000	Average

------------------------	---------------------	-----------	-----------	------------	------------	------------	-----------
December 1997	From employees(2)	83	$35.55	733	$42.01	164	$60.98
	Open market	---	---	452	35.64
	Option exercises	8,517	29.60	4,726	57.78	7,020	34.96

April 1999	Open market	---	---	---	---	---	---
	Option exercises	---	---	4,687	35.24	---	---

March 2001	Open market	1,899	18.58	---	---	---	---
	Option exercises	116	28.58	---	---	---	---

September 2002	Open market	---	---	---	---	---	---
	Option exercises	---	---	---	---	---	---
		-----------	-----------	------------	------------	------------	-----------
Total shares		10,615	$27.63	10,598	$45.77	7,184	$35.56
Total cost		$293,241		$485,115		$255,456

________________________

(1.)  The remaining authorization for the ongoing stock repurchase plan is determined by subtracting repurchases from all stock issuances, net of any canceled shares, beginning in the first quarter of fiscal 1998.

(2.)  The repurchases from employees represent shares canceled when surrendered in lieu of cash payments for the option exercise price or withholding taxes due.

Note 13. Net Income Per Share

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

	Years Ended ---------------------------------------------------------
	November 29, 2002	November 30, 2001	December 1, 2000
	----------------	----------------	---------------
	(in thousands except per share data)
Net income	$191,399	$205,644	$287,808
	========	========	========
Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	236,834	238,461	238,292
Dilutive common equivalent shares:
Unvested restricted stock	83	318	930
Stock options	6,132	10,366	16,539
Put warrants	70	---	13
	----------------	-----------------	---------------
Shares used to compute diluted net income per share	243,119	249,145	255,774
	=========	==========	=========
Basic net income per share	$0.81	$0.86	$1.21
	=========	==========	=========
Diluted net income per share	$0.79	$0.83	$1.13
	=========	==========	=========

For the years ended November 29, 2002, November 30, 2001, and December 1, 2000, options to purchase approximately 26.5 million, 17.7 million, and 12.1 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock for the period of $30.44, $39.57, and $56.63, respectively, were not included in the calculation because the effect would have been antidilutive.

Note 14.  Commitments and Contingencies

Lease Commitments

We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2091. Rent expense, net of sublease income, for these leases aggregated $26.6 million, $22.0 million, and $25.6 million during fiscal 2002, 2001, and 2000, respectively.

As of November 29, 2002, future minimum lease payments under noncancelable operating leases, net of sublease income, and future minimum sublease income under noncancelable subleases are as follows:

Year	Future minimum lease payments (in millions)	Future minimum sublease income (in millions)
2003	$19.5	$6.8
2004	$17.4	$6.9
2005	$12.9	$6.8
2006	$10.9	$5.5
2007	$ 7.9	$3.1
2008 and after	$34.7	$3.4

In September 2001, we entered into a real estate development agreement for the construction of an additional office building for our corporate headquarters in downtown San Jose, California. Under the agreement, the lessor will finance up to $117.0 million over a two-year period, toward the construction and associated costs of the building. As part of the agreement, we entered into a five-year lease beginning upon completion of the building. We have the option to purchase the building at any time during the term for an amount equal to the lease balance. The agreement and lease are subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of November 29, 2002, we were in compliance with all covenants. In the case of a default, the lessor may terminate all remaining commitments (if any remain) and they may demand we purchase the building for an amount equal to the current lease balance, or require that we remarket or relinquish the building. The agreement qualifies for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13 ("SFAS No. 13"), "Accounting for Leases," and, as such, the building and the related obligation are not included on our balance sheet, but the lease payments are reflected in the schedule of future minimum lease payments. At the end of the lease term, we can either purchase the building for the lease balance, which will be approximately $117.0 million, remarket, or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount of $103.0 million.

In August 1999, Adobe entered into a five-year lease agreement for our corporate headquarters office buildings in San Jose, California. Under the agreement, we have the option to purchase the buildings at any time during the lease term for the lease balance, which is approximately $142.5 million. The lease is subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of November 29, 2002, we were in compliance with all covenants. In the case of a default the lessor may demand we purchase the building for an amount equal to the lease balance, or require that we remarket or relinquish the building. The agreement qualifies for operating lease accounting treatment under SFAS No. 13, and, as such, the building and the related obligation are not included on our balance sheet, but the lease payments are reflected in the schedule of future minimum lease payments. At the end of the lease term, we can either purchase the building for the lease balance, remarket, or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount of $132.6 million.

Line of Credit

In August 1999, Adobe entered into an unsecured revolving credit facility of $100.0 million with a group of banks, for general corporate purposes, subject to certain financial covenants. The facility expired in August 2002 and we elected not to renew the facility.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $14.4 million, $14.1 million, and $20.8 million in fiscal 2002, 2001, and 2000, respectively.

Adobe Ventures

We have commitments to the Adobe Venture limited partnerships. The following table shows the capital commitments and the capital contributed as of November 29, 2002:

	Capital Commitment	Capital Contributed
Adobe Ventures L.P.	$ 40,000	$ 40,476
Adobe Ventures II, L.P.	$ 40,000	$ 37,541
Adobe Ventures III, L.P.	$ 60,000	$ 57,353
Adobe Ventures IV, L.P.	$ 100,000	$ 35,418

The capital commitment is the amount that Adobe has agreed to contribute to the Partnership. The capital commitment amount is contributed over the term of each Partnership, which is ten years. We can contribute more than the capital commitment, at our discretion. We can cease funding at any time after the earlier of: a) two years after the effective date of the Partnership or b) the date on which the Company has made capital contributions to the Partnership in an amount in excess of $10.0 million, $10.0 million, $20.0 million, and $33.0 million for Adobe Ventures L.P., Adobe Ventures II, L.P., Adobe Ventures III, L.P., and Adobe Ventures IV, L.P., respectively.

In addition to these venture partnerships, we have direct investments in public and privately-held companies. In total, as of November 29, 2002, we have invested $213.9 million through our venture partnerships and direct investments. And as of November 29, 2002, net returns were $348.7 million, including stock dividends to stockholders and net gains in market value of investments.

Legal Actions

On September 3, 2002, Adobe filed suit in the U.S. District Court, Northern District of California ("the California Action"), against International Typeface Corporation ("ITC") and Agfa Monotype Corporation ("AMT"), companies which have common ownership and management, seeking a declaration that (a) Adobe's distribution of font software, which generates ITC typefaces, did not breach its contract pursuant to which Adobe licensed certain rights with respect to ITC typefaces, and (b) Adobe did not violate the Digital Millennium Copyright Act ("DMCA") with respect to, or induce or contribute to the infringement of copyrights in, ITC's and AMT's TrueType font software. AMT had previously asserted that Adobe had committed such breach of contract and violation of the DMCA.

On September 4, 2002, Adobe initiated arbitration proceedings in London, England ("the London Arbitration") against AMT, seeking a declaration that Adobe's distribution of font software that generates AMT typefaces did not breach its contract pursuant to which it licensed certain rights with respect to AMT typefaces. AMT has made a breach of contract claim in response to Adobe's arbitration demand in the London Arbitration, asserting that Adobe wrongfully granted and/or allowed third parties greater rights to distribute and embed AMT fonts than Adobe was licensed to grant and/or allow.

If AMT prevails on its breach of contract claims, AMT may have the right to terminate Adobe's right to distribute any of its products that then still contain font software that generates AMT typefaces. Adobe asserts that it negotiated for and obtained express, written licenses from both AMT and ITC approximately ten years ago permitting Adobe to allow end users to embed AMT and ITC fonts in electronic documents for "print and view" and disputes the other breach of contract claims. Adobe also asserts that Adobe Acrobat 5.0, which AMT and ITC correctly acknowledge has been superceded by version 5.05, neither violates the DMCA nor induces or contributes to the infringement of copyrights in ITC's and AMT's TrueType font software.

On September 5, 2002, AMT and ITC filed suit against Adobe in the U.S. District Court, Eastern District of Illinois ("the Illinois Action") against Adobe, asserting only that Adobe's distribution of the superceded 5.0 version of Adobe Acrobat violated the DMCA, as described above. The Illinois Action seeks statutory damages of $200-$2,500 for each copy of Acrobat 5.0 found to violate the DMCA, a claim that Adobe disputes as a matter of law and fact. The Illinois Action also seeks injunctive relief with respect to Acrobat 5.0, although it specifically alleges, correctly, that Adobe no longer distributes Acrobat 5.0.

On November 13, 2002, ITC filed another suit against Adobe in the United States District Court for the Eastern District of Illinois ("the Second Illinois Action"), this time asserting that Adobe breached its contract with ITC and that ITC, and not Adobe, owns the copyrights in font software created by Adobe which generates ITC typefaces.

AMT and ITC made a motion to dismiss the California action, challenging jurisdiction and venue. That motion was granted by the court on December 16, 2002. As such, the parties' respective claims will be resolved in the other actions described above.

The results of any litigation are inherently uncertain, and AMT and ITC may assert other claims. Adobe cannot assure that it will be able to successfully defend itself against any of the actions described above. AMT and ITC seek an unspecified aggregate dollar amount of damages. A favorable outcome for AMT or ITC in these actions could have a material adverse effect on Adobe's business, financial condition and operating results. We strongly believe that all of AMT's and ITC's claims are without merit, and will vigorously defend against them in addition to pursuing our own claims as described above.

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

On November 18, 2002, Plaintiffs Shell & Slate Software Corporation and Ben Weiss filed a civil action in the U.S. District Court in Los Angeles against the Company alleging false designation of origin, trade secret misappropriation, breach of contract, and other causes of action. The claim derives from the Plaintiffs' belief that the "healing brush" technique of Adobe Photoshop incorporates Plaintiffs' trade secrets. Plaintiffs seek preliminary and permanent injunctive relief, compensatory, treble, and punitive damages, and fees and costs. We believe that the action has no merit and intend to defend vigorously against it.

From time to time Adobe is involved in lawsuits, claims, investigations and proceedings, in addition to those identified above, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, Adobe believes that it has valid defenses with respect to the legal matters pending against it, as well as adequate provisions for any probable and estimable losses. It is possible, nevertheless, that cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

Note 15.  Related Party Transactions

During the fiscal year ended November 29, 2002, we had related party transactions with Electronic Data Systems Corporation ("EDS"). EDS is considered a related party because one of its executive officers joined the Adobe Board of Directors in December 2001.

During fiscal year 2002, Adobe paid approximately $6.1 million to EDS for services related to information systems support (i.e. "helpdesk" support services), including, under the terms of the contract, a one-time termination fee paid in connection with our termination of our agreement with EDS effective August 2002.

Note 16.  Financial Instruments

Fair Value of Financial Instruments

As of November 29, 2002, our cash equivalents, short-term investments, and marketable equity securities, are carried at fair value, based on quoted market prices for these or similar investments. Our total cash equivalents, short-term investments, and marketable equity securities had a cost basis of $589.3 million and a fair market value of $595.8 million. Our portfolio of marketable equity securities included in our short-term investments had a cost basis of $11.1 million and a fair market value of $14.1 million. (For further information, see Note 3)

Our portfolio of investments included in Other Assets at November 29, 2002, which includes our direct investments, as well as indirect investments through Adobe Ventures, had an estimated fair market value of $35.6 million. (For further information, see Note 6)

Foreign Currency Hedging Instruments

We transact business in various foreign currencies, primarily in certain European countries and Japan. Accordingly, we are subject to exposure from movements in foreign currency exchange rates. This exposure is primarily related to revenue from yen-denominated licenses in Japan and euro-denominated licenses in certain European countries.

Our Japanese operating expenses are in yen, and our European operating expenses are primarily in euro, which mitigates a portion of the exposure related to yen and euro denominated licenses. In addition, we hedge firmly committed transactions using forward contracts. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. We also hedge a percentage of forecasted international revenue with forward and purchased option contracts. Our revenue hedging policy is designed to reduce the negative impact on our forecasted revenue due to foreign currency exchange rate movements. As of November 29, 2002, all contracts were set to expire at various times through June 2003. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with high quality counterparties with specific minimum rating requirements. In addition, our hedging policy establishes maximum limits for each counterparty.

Economic Hedging -- Hedges of Forecasted Transactions

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

We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. The time value of purchased derivative instruments is deemed to be ineffective and is recorded in other income over the life of the contract. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the fiscal year ended November 29, 2002, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

The critical terms of the cash flow hedging instruments are the same as the underlying forecasted transactions. The changes in fair value of the derivatives are intended to offset changes in the expected cash flows from the forecasted transactions. We record any ineffective portion of the hedging instruments in other income on the consolidated statement of income.

The following table depicts the activity for the fiscal year ended November 29, 2002 and November 30, 2001.

Gain (loss) on Hedges of Forecasted Transactions:

	Balance Sheet ------------------------	Income Statement ----------------------------------------------------------
	As of November 29, 2002 ------------------------	Year ended November 29, 2002 ---------------------------		Year ended November 30, 2001 -----------------------------

	Other Comprehensive Income (Loss)	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
	-----------------	-------	----------	-------	-----------
Realized -- Closed Transactions:
Realized net gain (loss) reclassified from other comprehensive income (loss) to revenue	$---	$(463)	$---	$7,848	$---
Realized net loss from the cost of purchased options and gains or losses from any ineffective portion of hedges	---	---	(5,251)	---	(4,786)
Recognized but Unrealized -- Open Transactions:
Unrealized net loss remaining in other comprehensive income (loss)	(759)	---	---	---	---
Unrealized net loss from time value degradation and any ineffective portion of hedges	---	---	(29)	---	(730)
	------------------------	---------	-------------	---------	---------------
	$(759)	$(463)	$(5,280)	$7,848	$(5,516)
	==============	======	========	======	=========

As of November 29, 2002, $0.8 million in other comprehensive income (loss) represents the total intrinsic value loss of our outstanding economic hedges on forecasted revenue.

During the fiscal year ended November 29, 2002, a $0.5 million loss was recognized in revenue relating to hedged transactions that occurred. The total loss recognized in other income (loss) was $5.3 million, which consisted of a $5.3 million realized net loss relating to the cost of purchased options and the gains or losses realized on any ineffective portion of hedges of forecasted transactions. Additionally, we recognized a $0.03 million unrealized net loss for the ineffective portion of hedges of forecasted transactions, the majority of which was related to the time value degradation of outstanding purchased options at November 29, 2002.

During the fiscal year ended November 30, 2001, $7.8 million was recognized in revenue relating to hedged transactions that occurred. The total loss recognized in other income (loss) was $5.5 million, which consisted of a $4.8 million realized net loss relating to the cost of purchased options and the gains or losses realized on any ineffective portion of hedges of forecasted transactions. Additionally, we recognized a $0.7 million unrealized net loss for the ineffective portion of hedges of forecasted transactions, the majority of which was related to the time value degradation of outstanding purchased options at November 30, 2001.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

We hedge certain recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged. At November 29, 2002, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

Net Gain (Loss) Recognized in Other Income Relating to Balance Sheet Hedging:

	Year ended November 29, 2002	Year ended November 30, 2001
Gain (Loss) on foreign currency assets and liabilities:
Realized net gain (loss) recognized in other income (loss)	$6,500	$(3,288)
Unrealized net gain recognized in other income (loss)	2,549	109
	------------------------	------------------------
	9,049	(3,179)
Gain on hedges of foreign currency assets and liabilities:
Realized net gain (loss) recognized in other income (loss)	(8,587)	3,834
Unrealized net gain (loss) recognized in other income (loss)	444	(622)
	------------------------	------------------------
	(8,143)	3,212
	------------------------	------------------------
Net gain recognized in other income	$906	$33
	=============	=============

Interest Rate Hedging - Hedging of Interest Rate Sensitive Obligations

We entered into interest rate swap agreements to manage our exposure to operating lease obligations that are tied to short-term interest rates (LIBOR). The swaps allow us to exchange variable interest rate payments for fixed interest rate payments, thereby securing a fixed payment amount for a portion of the total obligation of $142.5 million. As of November 29, 2002, we had entered into interest rate swaps to hedge the floating cash flow payments associated with $121.8 million of our outstanding lease obligations. In some cases, we hedged a portion of our obligation with two separate swap agreements, a current swap together with a forward swap. These two swaps cover two sequential time periods. As of November 29, 2002, the total notional amount of interest rate swaps was $196.8 million, which includes $75.0 million of forward dated swaps. The swaps mature at various dates through the third quarter of 2004, consistent with the expiration of the underlying facility lease. Under the swap agreements, the Company will receive a variable rate based on one month LIBOR and pay fixed rates ranging from 2.80% to 5.14%.

These swaps are designated as cash flow hedges under SFAS No. 133 because they hedge against changes in the amount of future cash flows. As of November 29, 2002, a $2.7 million unrealized loss was recorded in accumulated other comprehensive income (loss) as a result of the decrease in fair market value of these interest rate hedges. There was no realized gain or loss due to ineffectiveness of the hedges.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk are short-term investments, primarily fixed-income securities, derivatives, hedging foreign currency and interest rate risk, and accounts receivable.

Our investment portfolio consists of investment-grade securities diversified among security types, industries, and issuers. Our cash and investments are held and managed by recognized financial institutions that follow Adobe's investment policy. Our policy limits the amount of credit exposure to any one security issue or issuer, and we believe no significant concentration of credit risk exists with respect to these investments.

We mitigate concentration of risk related to foreign currency hedges as well as interest rate hedges through a policy that establishes counterparty limits. We also have minimum rating requirements for all bank counterparties.

Credit risk in receivables is limited to OEM partners, dealers and distributors of hardware and software products to the retail market, and to customers whereby we license software directly. Management believes that any risk of loss is reduced due to the diversity of our customers and geographic sales areas. A credit review is completed for our new distributors, dealers, and OEM partners. We also perform ongoing credit evaluations of our customers' financial condition and require letters of credit or other guarantees, whenever deemed necessary. The credit limit given to the customer is based on our risk assessment of their ability to pay, country risk, and other factors and is not contingent on the resale of the product or on the collection of payments from their customers. If we license our software to a customer where we have a reason to believe the customer's ability to pay is not probable, due to country risk or credit risk, we will not recognize the revenue. We will revert to recognizing the revenue on a cash basis, assuming all other criteria for revenue recognition has been met. For discussion of significant customers as of November 29, 2002, see Note 17.

We distribute our application products primarily through distributors, resellers, retailers, and, increasingly, systems integrators and VARs (collectively referred to as "distributors"). A significant amount of our revenue for application products is from two distributors. In addition, our channel program now focuses our efforts on larger distributors, which has resulted in our dependence on a relatively small number of distributors selling through a large amount of our products. Sales through the distribution channel result in unstable pricing and significant product returns. Our distributors sell our competitors' products; if our distributors favor our competitors' products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales and in that case our results would suffer. Additionally, one of our goals is to increase our direct distribution of our products to end users through our online store located on our website at www.adobe.com. Any such increase in our direct revenue efforts will place us in increased competition with our channel distributors and with newer types of distribution of our products by online, Internet-based resellers.

We derive a significant portion of our OEM PostScript and Other licensing revenue from a small number of OEM partners. Our OEM partners on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us.

Note 17.  Industry Segment, Geographic Information, and Significant Customers

In the first quarter of fiscal year 2002, we realigned our business segments to reflect the way we manage our business. The former Web Publishing segment was renamed to the Graphics segment and included our Adobe Illustrator product in fiscal 2002. Our Adobe GoLive and Web Collection products, which were formerly being reported in the Web Publishing segment, were reported in the Cross-media Publishing segment in fiscal 2002. Our fiscal 2001 and 2000 segment disclosures have been restated for consistent presentation with our fiscal 2002 disclosure.

During fiscal 2002, 2001, and 2000, we have four reportable segments that offer different product lines: Graphics, Cross-media Publishing, ePaper Solutions, and OEM PostScript and Other. The Graphics segment provides users with software for creating, editing and enhancing digital images and photographs, digital video, animations, graphics, and illustrations. The Cross-media Publishing segment provides software for professional page layout, professional Web page layout, technical document publishing, and business publishing. The ePaper Solutions segment provides electronic document distribution software that allows users to create, enhance, annotate, and securely send Adobe PDF files that can be shared, viewed, navigated, and printed exactly as intended by anyone on a broad range of hardware and software platforms. In addition, the recently acquired Accelio business focusing on electronic form solutions is included in our ePaper segment. The OEM PostScript and Other segment includes printing technology to create and print simple or visually rich documents with precision.

During and prior to fiscal 2000, we evaluated our business based on the contribution margins of each of our four segments. During fiscal year 2001, our executive management team changed the way it evaluates the performance of our business and revised their focus on evaluating the gross margins of each of our segments. Our fiscal 2000 segment disclosures have been revised here to reflect that change. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. We do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed.

The following results are broken out by our old operating segments for fiscal years 2002, 2001, and 2000:

	Graphics	Cross-media Publishing	ePaper Solutions	OEM PostScript and Other	Total
	----------	--------	---------	---------	-----------
Fiscal 2002
Revenue	$503,000	$260,197	$312,544	$89,047	$1,164,788
Cost of revenue	36,678	37,155	24,683	5,772	104,288
	----------	--------	---------	---------	-----------
Gross profit	$466,322	$223,042	$287,861	$83,275	$1,060,500
	=======	======	======	======	========
Gross margin	93%	86%	92%	94%	91%

Fiscal 2001
Revenue	$543,419	$289,624	$291,886	$104,791	$1,229,720
Cost of revenue	33,366	27,024	15,835	5,226	81,451
	----------	--------	---------	---------	-----------
Gross profit	$510,053	$262,600	$276,051	$99,565	$1,148,269
	=======	======	======	======	========
Gross margin	94%	91%	95%	95%	93%

Fiscal 2000
Revenue	$602,101	$325,162	$207,628	$131,487	$1,266,378
Cost of revenue	36,400	29,539	12,445	8,871	87,255
	----------	--------	---------	---------	-----------
Gross profit	$565,701	$295,623	$195,183	$122,616	$1,179,123
	=======	======	======	======	=======
Gross margin	94%	91%	94%	93%	93%

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for fiscal years 2002, 2001, and 2000 is as follows:

	Years Ended ------------------------------------------------------------------------
	November 29, 2002	November 30, 2001	December 1, 2000
	--------------------	--------------------	--------------------
Total gross profit from operating segments above	$1,060,500	$1,148,269	$1,179,123
Total operating expenses (a)	773,473	769,812	771,040
	--------------------	--------------------	--------------------
Total operating income	287,027	378,457	408,083
Nonoperating income (loss)	(2,338)	(71,526)	35,656
	--------------------	--------------------	--------------------
Income before taxes	$284,689	$306,931	$443,739
	==========	==========	==========

______________

(a)  Total operating expenses include research and development, sales and marketing, general and administrative, restructuring and other charges, amortization and impairment of goodwill and purchased intangibles, and acquired in-process research and development expenses.

Beginning in the first quarter of fiscal year 2003, we realigned our business segments to reflect the recent change in the way we now manage our business. The former Graphics segment has been renamed the Digital Imaging and Video segment. The former Cross-media Publishing segment has been renamed the Creative Professional segment and includes two products that were formerly included in our Graphics segment, Adobe Illustrator and Adobe Graphics Server (formerly AlterCast). There were no changes to our ePaper and OEM Postscript and Other segments. For more information on our new segments, please see Item 1 of our business section.

The following results are broken out by our new operating segments for fiscal years 2002, 2001, and 2000.

New Segments	Digital Imaging and Video	Creative Professional	ePaper	OEM PostScript and Other	Total
	-----------	---------	---------	---------	-----------
Fiscal 2002
Revenue	$411,929	$351,268	$312,544	$89,047	$1,164,788
Cost of revenue	30,073	43,761	24,682	5,772	104,288
	-----------	---------	---------	---------	-----------
Gross profit	$381,856	$307,507	$287,862	$83,275	$1,060,500
	========	======	======	======	========
Gross margin	93%	88%	92%	94%	91%
Fiscal 2001
Revenue	$439,734	$393,309	$291,886	$104,791	$1,229,720
Cost of revenue	26,563	33,827	15,835	5,226	81,451
	-----------	---------	---------	---------	-----------
Gross profit	$413,171	$359,482	$276,051	$99,565	$1,148,269
	========	======	======	======	========
Gross margin	94%	91%	95%	95%	93%

Fiscal 2000
Revenue	$476,713	$450,550	$207,628	$131,487	$1,266,378
Cost of revenue	27,738	38,201	12,445	8,871	87,255
	-----------	---------	---------	---------	-----------
Gross profit	$448,975	$412,349	$195,183	$122,616	$1,179,123
	========	======	======	======	========
Gross margin	94%	92%	94%	93%	93%

We categorize our geographic information into three major market regions: the Americas, EMEA, and Asia. The Americas region includes the U.S., Canada, and Latin America. The EMEA region includes Europe, Middle East, and Africa. The Asia region includes Japan and the Asian Pacific countries.

Revenue and long-lived asset information by geographic areas for each of the years in the three-year period ended November 29, 2002 is presented below:

Revenue

	Years Ended ---------------------------------------------------------------
	November 29, 2002	November 30, 2001	December 1, 2000
	----------	-----------	-----------
Americas:
United States	$541,578	$ 547,630	$616,733
Other	42,176	43,878	42,334
	----------	-----------	-----------
Total Americas	583,754	591,508	659,067
	----------	-----------	-----------
EMEA	317,638	326,499	323,037
	----------	-----------	-----------
Asia:
Japan	195,457	228,744	224,326
Other	67,939	82,969	59,948
	----------	-----------	-----------
Total Asia	263,396	311,713	284,274
	----------	-----------	-----------
Total revenue	$1,164,788	$1,229,720	$1,266,378
	=======	========	========

Long-Lived Assets

	Years Ended ----------------------------------------------------------------
	November 29, 2002	November 30, 2001	December 1, 2000
	---------	-----------	-----------
Americas:
United States	$52,648	$67,303	$56,894
Canada	3,837	---	---
Other	5	---	---
	---------	-----------	-----------
Total Americas	56,490	67,303	56,894
EMEA	6,583	6,470	3,182
	---------	-----------	-----------
Asia:
Japan	964	1,796	2,868
India	6,685	1,446	876
Other	368	596	448
	---------	-----------	-----------
Total Asia	8,017	3,838	4,192
	---------	-----------	-----------
Total long-lived assets	$71,090	$77,611	$64,268
	=======	========	========

In fiscal 2002, licenses of application products to Ingram Micro, Inc. ("Ingram") and Tech Data Corporation ("Tech Data"), including their respective affiliates, accounted for 27% and 14%, respectively, of our total revenue. In fiscal 2001, licenses of application products to Ingram and Tech Data accounted for 24% and 15%, respectively, of our total revenue, and in fiscal 2000, licenses of application products to Ingram and Tech Data accounted for 30% and 14%, respectively, of our total revenue.

Receivables from Ingram and Tech Data accounted for 22% and 12%, respectively, of our total receivables at November 29, 2002. As of November 30, 2001, receivables from Ingram and Tech Data accounted for 31% and 21%, respectively, of our total receivables, and in fiscal 2000 receivables from Ingram and Tech Data accounted for 32% and 18% of our total receivables.

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

	Balance at Beginning of Period	Charged/Credited to Operating Expenses	Deductions*	Balance at End of Period
	-------	--------	---------	-------
Allowance for doubtful accounts:
Year Ended:
November 29, 2002	$8,549	$357	$(1,375)	$7,531
November 30, 2001	$8,788	$(115)	$(124)	$8,549
December 1, 2000	$5,170	$7,140	$(3,522)	$8,788

______________

*  Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

In fiscal 2002, the increase in deductions in fiscal 2002 as compared to fiscal 2001 was primarily due to the write-off of receivables from three insolvent royalty customers.

In fiscal 2001, the decreased charge to operating expenses in fiscal 2001 as compared to the charge in fiscal 2000 reflects the results of enhanced global credit evaluation, on-going risk mitigation efforts (such as letters of credit, guarantees, and credit insurance) in Asia, and improved collections of our royalty accounts.

In fiscal 2000, the charge to operating expenses related primarily to two separate bankruptcy filings, one involving a U.S. and the other a European distributor; an insolvent royalty customer; and higher potential bad debt expense as a result of higher accounts receivable balances at the end of fiscal 2000. The deductions represent amounts written off against the allowance.

EXHIBITS

As required under Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Description
3.2	Amended and Restated Bylaws as currently in effect
10.37	1999 Equity Incentive Plan, as amended
10.44	Adobe Incentive Partners, L.P. Consent to Dissolve and Terminate Partnership
10.81	Amendment No.1 to Lease Agreement between Adobe and Selco Services Corporation
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

ADOBE SYSTEMS INCORPORATED
EXHIBIT 21
SUBSIDIARIES OF THE REGISTRANT

Subsidiary Legal Name	Jurisdiction of Incorporation/Formation
The Americas:
Adobe International, Inc.	Delaware
Adobe Systems Brasil Limitada	Brazil
Adobe Systems FSC, Inc.	Territory of Guam
Glassbook, Inc.	Delaware
Fotiva, Inc.	Delaware
Proactive Systems Inc.	California
Eclipse Corporation	Georgia
Accelio Corporation	Delaware
Adobe Systems Canada Inc.	Canada
Europe:
Accelio AB	Sweden
Accelio France SA	France
Accelio Ireland Ltd.	Ireland
Accelio UK Ltd.	United Kingdom
Adobe Systems Benelux BV	The Netherlands
Adobe Systems Danmark ApS	Denmark
Adobe Systems Direct Ltd.	Scotland
Adobe Systems Engineering GmbH	Germany
Adobe Systems Europe Ltd.	Scotland
Adobe Systems France SARL	France
Adobe Systems GmbH	Germany
Adobe Systems (Schweiz) GmbH	Federal Republic of Switzerland
Adobe Systems Iberica SL	Spain
Adobe Systems Italia SRL	Italy
Adobe Systems Nordic AB	Sweden
Adobe Systems Norge AS	Norway
Adobe Software Trading Company Limited	Ireland
Adobe Systems Software Ireland Limited	Ireland
Frame Technology International Limited	Ireland
Oilecca (Ireland) Ltd.	Ireland
Jetform BV	Netherlands
Jetform Norge	Norway
Asia:
JF A'Asia Pty. Ltd.	Australia
Accelio Japan Ltd.	Japan
Adobe Systems Company Ltd.	Japan
Adobe Systems India Pvt. Ltd.	India
Adobe Systems Korea Ltd.	Korea
Adobe Systems Pte. Ltd.	Singapore
Adobe Systems Pty. Ltd.	Australia

All subsidiaries of the registrant are wholly owned, directly or indirectly by Adobe, and do business under their legal names (although Adobe Systems Benelux BV and Adobe Systems Software Ireland Limited also do business as Adobe Direct).

ADOBE SYSTEMS INCORPORATED
EXHIBIT 23
CONSENT OF KPMG LLP

To the Board of Directors of Adobe Systems Incorporated:

We consent to the incorporation by reference in the Registration Statements (No. 33-10753, No. 33-18986, No. 33-23171, No. 33-30976, No. 33-36501, No. 33-38387, No. 33-48210, No. 33-63518, No. 33-78506, No. 33-83030, No. 33-83502, No. 33-83504, No. 33-84396, No. 33-86482, No. 33-59335, No. 33-63849, No. 33-63851, No. 333-28195, No. 333-28203, No. 333-28207, No. 333-57589, No. 333-81191, No. 333-87165, No. 333-39524, No. 333-52214, No. 333-57074, No. 333-72424, and No. 333-90518) on Form S-8 of Adobe Systems Incorporated of our report dated December 10, 2002, relating to the consolidated balance sheets of Adobe Systems Incorporated and subsidiaries as of November 29, 2002 and November 30, 2001, and the related consolidated statements of income, stockholders' equity and other comprehensive income, and cash flows for each of the years in the three-year period ended November 29, 2002, and related schedule, appearing elsewhere in this Form 10-K.

KPMG LLP
Mountain View, California
February 24, 2003