Form 10-Q
period 2003-02-28
ADOBE SYSTEMS INC
filed 2003-04-11
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

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

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The number of shares outstanding of the registrant's common stock as of March 28, 2003 was 231,852,491.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	February 28, 2003	March 1, 2002
Revenue:
Products	$290,755	$267,896
Services and support	6,140	—

Total revenue	296,895	267,896

Total cost of revenue:
Products	19,360	20,997
Services and support	3,002	—

Total cost of revenue	22,362	20,997

Gross profit	274,533	246,899
Operating expenses:
Research and development	65,956	59,297
Sales and marketing	98,028	89,318
General and administrative	30,041	25,599
Acquired in-process research and development	—	5,359
Amortization of goodwill and purchased intangibles	—	3,541

Total operating expenses	194,025	183,114

Operating income	80,508	63,785
Non-operating income:
Investment gain (loss)	(6,692)	4,533
Interest and other income	3,649	4,929

Total non-operating income (loss)	(3,043)	9,462

Income before income taxes	77,465	73,247
Provision for income taxes	23,240	23,439

Net income	$54,225	$49,808

Basic net income per share	$0.23	$0.21

Shares used in computing basic net income per share	231,084	236,581

Diluted net income per share	$0.23	$0.20

Shares used in computing diluted net income per share	235,294	245,245

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	February 28, 2003	November 29, 2002
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$142,097	$183,684
Short-term investments	510,560	434,053
Trade receivables, net of allowances for doubtful accounts of $6,447 and $7,531, respectively	135,626	116,506
Other receivables	23,313	30,367
Deferred income taxes	22,976	31,530
Other current assets	18,475	18,032

Total current assets	853,047	814,172
Property and equipment, net	70,228	71,090
Goodwill and other intangibles, net	95,826	98,813
Other assets	42,487	43,085
Deferred income taxes, long-term	26,243	24,450

	$1,087,831	$1,051,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$34,191	$37,765
Accrued expenses	145,521	135,028
Income taxes payable	178,202	173,311
Deferred revenue	32,484	31,185

Total current liabilities	390,398	377,289
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.0001 par value	29,576	29,576
Additional paid-in-capital	718,286	710,273
Retained earnings	1,597,107	1,545,776
Accumulated other comprehensive loss	(3,657)	(3,950)
Treasury stock, at cost, (64,515 and 63,809 shares in 2003 and 2002, respectively), net of re-issuances	(1,643,879)	(1,607,354)

Stockholders' equity	697,433	674,321

	$1,087,831	$1,051,610

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	February 28, 2003	March 1, 2002
Cash flows from operating activities:
Net income	$54,225	$49,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,992	13,803
Stock compensation expense	952	2,787
Deferred income taxes	5,744	2,751
Provision for losses on receivables	495	77
Tax benefit from employee stock option plans	2,014	6,036
Loss on equity and cost method investments	3,554	2,236
Gains on sale of equity securities	(771)	(6,865)
Loss on other-than-temporary declines of equity securities	3,910	96
Changes in operating assets and liabilities:
Receivables	(12,560)	(21,495)
Other current assets	(2,492)	2,066
Trade and other payables	(3,574)	3,552
Accrued expenses	14,410	(755)
Accrued restructuring charges	(4,742)	(7,900)
Income taxes payable	4,891	(10,048)
Deferred revenue	1,299	1,914

Net cash provided by operating activities	79,347	38,063

Cash flows from investing activities:
Purchases of short-term investments	(124,464)	(380,564)
Maturities and sales of short-term investments	45,568	333,550
Acquisitions of property and equipment	(7,490)	(5,729)
Purchases of long-term investments	(2,193)	(3,018)
Additions to other assets	(1,323)	(9,031)
Proceeds from sale of equity securities	1,764	10,308

Net cash used for investing activities	(88,138)	(54,484)

Cash flows from financing activities:
Purchase of treasury stock	(45,207)	(10,952)
Proceeds from issuance of treasury stock	13,729	32,941
Payment of dividends	(2,887)	(2,961)

Net cash provided by (used for) financing activities	(34,365)	19,028

Effect of foreign currency exchange rates on cash and cash equivalents	1,569	(569)

Net increase (decrease) in cash and cash equivalents	(41,587)	2,038
Cash and cash equivalents at beginning of period	183,684	218,662

Cash and cash equivalents at end of period	$142,097	$220,700

Supplemental disclosures:
Cash paid during the period for income taxes	$8,766	$22,558

Non-cash investing and financing activities:
Cash dividends declared but not paid	$2,891	$2,968

Unrealized gains (losses) on available-for-sale securities, net of taxes	$1,066	$(5,270)

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Operations

        Founded in 1982, Adobe Systems Incorporated ("Adobe" or the "Company") offers a line of software for consumers, businesses and creative professional customers. Our products enable customers to create, manage and deliver visually rich, compelling and reliable content. We license our technology to major hardware manufacturers, software developers and service providers and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators and original equipment manufacturers ("OEMs"); direct to end users; and through our own website at www.adobe.com. We have operations in the Americas; Europe, Middle East and Africa ("EMEA"); and Asia. Our software runs on Microsoft Windows, Apple Macintosh, Linux, UNIX and various non-personal computer platforms, depending on the product.

Basis of Presentation

        The accompanying condensed consolidated financial statements include those of Adobe and our subsidiaries, after elimination of all intercompany accounts and transactions. Adobe has prepared the accompanying interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended November 29, 2002. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets and condensed consolidated statements of income and cash flows for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. You should read these interim condensed consolidated financial statements in conjunction with the financial statements in our Annual Report on Form 10-K for the year ended November 29, 2002.

Fiscal Year

        Our fiscal year is a 52/53-week year ending on the Friday closest to November 30.

Reclassification

        Certain amounts in the prior fiscal year have been reclassified to conform to the presentation adopted in the current fiscal year. Long-term prepaid royalties have been reclassified from goodwill and other intangibles to other assets in our condensed consolidated balance sheets.

Use of Estimates

        In the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        It is our policy to review our equity holdings on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies' cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related write-down as an investment loss on our consolidated statements of income.

        During the first quarter of fiscal 2003 and 2002, we recorded investment losses of $6.7 million and investment gains of $4.5 million, respectively. Of the $6.7 million loss in the first quarter of fiscal 2003, $3.9 million related to other-than-temporary declines of our short-term investments. In the first quarter of fiscal 2002, the investment gains were partially offset by $0.1 million related to other-than-temporary declines of our short-term investments.

Goodwill and Other Intangible Assets

        In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill and purchased intangibles with indefinite useful lives acquired will no longer be amortized but will be reviewed periodically for impairment. With the adoption of SFAS 142 in the first quarter of fiscal 2003, we discontinued amortizing the remaining balances of goodwill and workforce-in-place.

        The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. We will be testing our remaining goodwill for impairment in the second quarter of fiscal 2003.

        Upon adoption of SFAS 142, we are required to present specific disclosures under the transitional provisions of SFAS 142. The following table presents net income for all periods presented, as adjusted, to exclude the amortization of goodwill and purchased intangibles.

	Three months ended
	February 28, 2003	March 1, 2002
Net income as reported	$54,225	$49,808
Add back: Amortization of goodwill and purchased intangibles	—	3,541

Adjusted net income	$54,225	$53,349

Basic net income per share:
Net income as reported	$0.23	$0.21
Add back: Amortization of goodwill and purchased intangibles	—	0.01

Adjusted net income	$0.23	$0.22

Diluted net income per share:
Net income as reported	$0.23	$0.20
Add back: Amortization of goodwill and purchased intangibles	—	0.01

Adjusted net income	$0.23	$0.21

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

Other Assets

        Other assets include long-term investments and security deposits. Our long-term investments include direct investments and indirect investments through Adobe Ventures in privately held companies. We own limited partnership interests in four venture capital limited partnerships, Adobe Ventures L.P., Adobe Ventures II, L.P., Adobe Ventures III, L.P. and Adobe Ventures IV, L.P. (collectively "Adobe Ventures"), that invest in early stage companies with innovative technologies. In addition to the potential for financial returns, our venture activities increase our knowledge of emerging markets and technologies, as well as expand our ecosystem of Adobe products and services. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        The investments in Adobe Ventures are accounted for using the equity method of accounting and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Under the terms of the partnership agreements, the general partner has the sole and exclusive right to manage and control the partnerships. Adobe as the limited partner has certain rights; including the ability to approve the replacement of the general partner and approving investments that exceed certain established parameters. However, these rights are considered to be protective rights and do not suggest an ability to control the partnerships. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment gain (loss) on our consolidated statements of income. The stock of a number of technology investments held by the limited partnerships at February 28, 2003 is not publicly traded and, therefore, there is no established market for their securities. In order to determine the fair market value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates made by Granite Ventures based on their assessment of the current market value. It is our policy to review the fair value of these investments held by Adobe Ventures, as well as our direct investments, on a regular basis to evaluate the carrying value of the investments in these companies. This policy includes, but is not limited to, reviewing each company's cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve in addition to our equity method of accounting.

        We recognize realized gains and losses upon sale or maturity of investments using the specific identification method. During the first quarter of fiscal 2003 and 2002, we recorded investment losses of $6.7 million and investment gains of $4.5 million, respectively. Of the $6.7 million loss in the first quarter of fiscal 2003, $3.6 million related to our investments in Adobe Ventures and our cost method investments. In the first quarter of fiscal 2002, the investment gains were partially offset by investment losses related to our Adobe Ventures and our cost method investments totaling $2.2 million.

Impairment of Long-lived Assets

        We evaluate our long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 became effective at the beginning of our fiscal 2003 and supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations for a Disposal of a Segment of a Business." The adoption of SFAS 144 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Revenue Recognition

        We recognize application products revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Application products revenue from distributors is subject to agreements allowing limited rights of return, rebates and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors.

        We provide free technical phone support for our shrink-wrapped application products to customers who are under warranty for support. We record the estimated cost of free technical phone support upon shipment of software.

        We also license software in multiple element arrangements in which a customer purchases a combination of software, post-contract customer support ("PCS") and/or professional services. PCS, or maintenance, includes rights to upgrades, when and if available, telephone support, updates and enhancements. Professional services relate to consulting services and training. When vendor specific objective evidence ("VSOE") of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. We determine VSOE of fair value of PCS based on renewal rates for the same term PCS. In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming delivery has occurred and collectibility is probable. Revenue allocated to PCS is recognized ratably over the contractual term (typically one to two years).

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

Guarantees

        We adopted FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" at the beginning of our fiscal year 2003. See "Recent Accounting Pronouncements" for further information regarding FIN 45.

        The lease agreements for our three office buildings in San Jose, California provide for residual value guarantees. These lease agreements were in place prior to December 31, 2002 and are disclosed in Note 8 of our Notes to Condensed Consolidated Financial Statements.

        We provide a warranty to our customers that our software will perform substantially in accordance with documentation typically for a period of 90 days following receipt of the software. We also indemnify certain customers from third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to these guarantees have not been significant and we are unable to estimate the maximum potential impact of these guarantees on our future results of operations. Additionally, we have commitments to make certain milestone and/or retention payments typically entered into in conjunction with various acquisitions, which have been accrued for on our consolidated financial statements.

Income Taxes

        We use the asset and liability method of accounting for income taxes. Under the asset and liability method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. We record a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. We also account for any income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), "Accounting for Contingencies."

Recent Accounting Pronouncements

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Among other provisions, SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145, at the beginning of our fiscal year 2003, did not have a material impact on our consolidated financial position or results of operations.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)," required that an exit cost liability be recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS 146, at the beginning of our fiscal year 2003, did not have a material impact on our consolidated financial position or results of operations.

        In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS 147"), "Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The provisions of this statement relate to the application of the purchase method of accounting for all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this statement also relate to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The adoption of SFAS 147, at the beginning of our fiscal year 2003, did not have a material impact on our consolidated financial position or results of operations.

        In December 2002, the FASB issued SFAS 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We do not expect the adoption of SFAS 148 to have a material impact on our consolidated financial position or results of operations.

        In November 2002, the FASB issued FIN 45 which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The adoption of FIN 45, at the beginning of our fiscal year 2003, did not have a material impact on our consolidated financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The Company has considered the provisions of FIN 46 and believes it will not be necessary to include in the Company's financial statements any assets, liabilities, or activities of the entities holding the Company's corporate headquarters leases. The Company has provided certain disclosures in other areas of this filing (see Note 8 of our Notes to Condensed Consolidated Financial Statements) and will continue to evaluate the impact of FIN 46 on our financial statements and related disclosures.

NOTE 2. ACQUISITIONS

        In December 2001, we acquired Fotiva, Inc. ("Fotiva"). The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." Substantially all of Fotiva's assets were intellectual property. Fotiva was a development stage software company that created solutions to help consumers manage, store, enrich and share digital photographs and other related personal media. In connection with the acquisition, substantially all of the purchase price of $5.4 million cash was allocated to in-process research and development and expensed at the time of acquisition due to the in-process state of the technology. At the date we acquired Fotiva, it was estimated that 50% of the development effort had been completed and that the remaining 50% of the development effort would take approximately eleven months to complete. The efforts required to complete the development of the technology primarily include finalization of coding, localization and extensive quality assurance testing. Adobe combined Fotiva's image management technology with Adobe's digital imaging and ePaper technologies to develop a new product, Adobe Photoshop Album, which was released in the first quarter of fiscal 2003.

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets consisted of the following:

	February 28, 2003	November 29, 2002
Goodwill	$102,215	$102,215
Purchased technology and licensing agreements	23,563	26,304
Other intangible assets	11,134	11,719

	136,912	140,238
Less accumulated amortization	41,086	41,425

Total goodwill and other intangible assets	$95,826	$98,813

        Upon adoption of SFAS 142, at the beginning of fiscal 2003, we transferred the unamortized balance of workforce-in-place to goodwill. As of February 28, 2003, the goodwill balance relates to our acquisitions of Accelio Corporation and GoLive Systems, Inc and GoLive Systems GmbH and Co. KG (together "GoLive"). Additionally, the workforce-in-place that was transferred to goodwill relates to our acquisition of Inscriber Technology Corporation. In accordance with SFAS 142, goodwill is no longer amortized. Instead it is reviewed periodically for impairment. As required by SFAS 142, we have allocated goodwill to our reportable segments. Below is a breakdown of our goodwill, net of amortization, by reportable segment:

	Digital Imaging and Video	Creative Professional	ePaper	Total
Goodwill, net of amortization	$433	$4,650	$77,663	$82,746

        As of February 28, 2003 and November 29, 2002, other intangible assets subject to amortization consisted of capitalized localization and trademarks costs.

        Identifiable intangible assets, subject to amortization, were as follows as of February 28, 2003:

	Cost	Accumulated Amortization	Net
Purchased technology	$23,388	$(13,261)	$10,127
Licensing agreements	175	(167)	8

Total purchased technology and licensing agreements	$23,563	$(13,428)	$10,135

Localization	$9,918	$(7,631)	$2,287
Trademarks	533	(303)	230
Other intangibles	683	(255)	428

Total other intangible assets, subject to amortization	$11,134	$(8,189)	$2,945

        Identifiable intangible assets subject to amortization were as follows as of November 29, 2002:

	Cost	Accumulated Amortization	Net
Purchased technology	$26,129	$(14,958)	$11,171
Licensing agreements	175	(154)	21

Total purchased technology and licensing agreements	$26,304	$(15,112)	$11,192

Localization	$10,009	$(5,915)	$4,094
Trademarks	970	(730)	240
Other intangibles	740	(199)	541

Total other intangible assets, subject to amortization	$11,719	$(6,844)	$4,875

        Amortization expense related to goodwill and other intangible assets was $3.6 million and $6.1 million in the first quarter of fiscal 2003 and 2002, respectively. As of February 28, 2003, we expect amortization expense in future periods to be as shown below:

Fiscal year	Purchased technology and licensing agreements	Other intangible assets
2003	$4,822	$1,847
2004	3,549	871
2005	1,726	80
2006	38	18
2007	—	18
Thereafter	—	111

Total expected amortization expense	$10,135	$2,945

NOTE 4. OTHER ASSETS

        Other assets consisted of the following:

	February 28, 2003	November 29, 2002
Investments	$34,417	$35,617
Security deposits and other	4,757	4,145
Land deposit	3,313	3,323

Total other assets	$42,487	$43,085

        We own limited partnership interests in Adobe Ventures. The limited partnership investments are accounted for under the equity method, as contractually the partnerships are controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. As of February 28, 2003 and November 29, 2002, the estimated fair value of our investments in Adobe Ventures were $33.7 million and $34.9 million, respectively.

        In addition to these venture partnerships, we have direct investments in public and privately-held companies. In total, as of February 28, 2003, we have invested $216.1 million through our venture partnerships and direct investments. As of February 28, 2003, net returns were $343.5 million, including stock dividends to stockholders and net gains in market value of investments.

NOTE 5. ACCRUED EXPENSES

        Accrued expenses consisted of the following:

	February 28, 2003	November 29, 2002
Accrued compensation and benefits	$58,306	$54,117
Sales and marketing allowances	8,192	7,371
Accrued restructuring	6,233	10,975
Other	72,790	62,565

Total accrued expenses	$145,521	$135,028

NOTE 6. RESTRUCTURING AND OTHER CHARGES

        In fiscal 2002, we implemented two restructuring plans. The first plan, implemented in the second quarter of fiscal 2002, was to eliminate 39 redundant sales and marketing positions held by Adobe employees worldwide as a result of the acquisition of Accelio. The restructuring included severance and related charges associated with the reduction in force and the cost of vacating a leased facility. Total restructuring and other charges were $1.6 million and the majority of these payments were paid in the second quarter of fiscal 2002. As of February 28, 2003, there was $0.03 million remaining in accrued restructuring for this plan, all relating to severance and related charges, which will be paid out in the second quarter of fiscal 2003.

        The second plan was implemented in the fourth quarter of fiscal 2002 and was designed to eliminate 239 engineering, sales and marketing and general and administrative positions worldwide in order to realign our resources for our future business plans. These plans include adding resources to support our ePaper enterprise business in fiscal 2003. We incurred a restructuring charge of $11.1 million, which included severance and related charges and charges related to the closure of a facility. The restructuring program is expected to be completed in fiscal 2003. As of February 28, 2003, the remaining accrued restructuring costs related to the second restructuring plan were $1.6 million.

        A summary of restructuring activities, for both plans, is as follows:

	Balance at November 29, 2002	Cash payments	Balance remaining February 28, 2003
Severance and related charges	$3,817	$(3,019)	$798
Facilities	980	(137)	843

Total	$4,797	$(3,156)	$1,641

        In connection with our acquisition of Accelio Corporation ("Accelio") in the second quarter of fiscal 2002, we recognized liabilities associated with a worldwide reduction in force of Accelio employees, transaction costs, costs related to closing redundant facilities and terminating contracts and other exit costs associated with the acquisition. During the first quarter of fiscal 2003, we revised our estimate of certain costs associated with our acquisition of Accelio to reflect the nature of our remaining liabilities. As of February 28, 2003, $4.6 million remains accrued. The majority of the remaining payments will be paid through fiscal 2003.

        A summary of restructuring activities, related to our acquisition of Accelio, is as follows:

	Balance at November 29, 2002	Cash payments	Adjustments	Balance remaining February 28, 2003
Severance and related charges	$647	$(331)	$10	$326
Transaction costs	627	(115)	2	514
Cost of closing redundant facilities	4,442	(359)	(943)	3,140
Contract termination costs	67	(74)	7	—
Other exit costs	395	(707)	924	612

Total	$6,178	$(1,586)	$—	$4,592

NOTE 7. STOCKHOLDERS' EQUITY

Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program designed to minimize dilution from stock issuance primarily from employee stock plans, we have sold put warrants to independent third parties. Each put warrant entitles the holder to sell one share of Adobe's common stock to Adobe at a specified price for cash or stock at Adobe's option.

        In addition, we have purchased call options from independent third parties that entitle us to buy shares of our common stock on certain dates at specified prices.

        Our put and call option contracts provide that, at our option, we can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

        We repurchased approximately 1.6 million shares in the first quarter of fiscal 2003 at a cost of $45.1 million, through the exercise of outstanding put warrants under this plan. As of February 28, 2003, no put warrants or call options remained outstanding under this plan. The authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances. As of February 28, 2003, 11.0 million shares remained authorized for repurchase, based on net stock issuances less repurchases under this plan.

        There were no open market repurchases during the quarter under this plan.

Stock Repurchase Program II—Additional Authorization above Dilution Coverage

        In March 2001, subject to certain business and market conditions, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. As of February 28, 2003, there were 3.0 million authorized shares remaining under this plan. However, this share authorization expired on March 2, 2003.

        On September 25, 2002, subject to certain business and market conditions, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a three-year period. As of February 28, 2003, we had not made any purchases under this 5.0 million share repurchase program. This plan will expire in September 2005.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

        We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2091.

        In September 2001, we entered into a real estate development agreement for the construction of an additional office building for our corporate headquarters in downtown San Jose, California. Under the agreement, the lessor will finance up to $117.0 million over a two-year period, toward the construction and associated costs of the building. As part of the agreement, we entered into a five-year lease beginning upon completion of the building. We have the option to purchase the building at any time during the term for an amount equal to the lease balance. The agreement and lease are subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of February 28, 2003, we were in compliance with all covenants. In the case of a default, the lessor may terminate all remaining commitments (if any remain) and they may demand we purchase the building for an amount equal to the current lease balance, or require that we remarket or relinquish the building. The agreement qualifies for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13

("SFAS 13"), "Accounting for Leases," and, as such, the building and the related obligation are not included on our balance sheet. At the end of the lease term, we can purchase the building for the lease balance, which will be approximately $117.0 million, remarket or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount of $103.0 million ("residual value").

        In August 1999, Adobe entered into a five-year lease agreement for our corporate headquarters office buildings in San Jose, California. Under the agreement, we have the option to purchase the buildings at any time during the lease term for the lease balance, which is approximately $142.5 million. The lease is subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of February 28, 2003, we were in compliance with all covenants. In the case of a default the lessor may demand we purchase the building for an amount equal to the lease balance, or require that we remarket or relinquish the building. The agreement qualifies for operating lease accounting treatment under SFAS 13 and, as such, the building and the related obligation are not included on our balance sheet. At the end of the lease term, we can purchase the building for the lease balance, remarket or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount of $132.6 million ("residual value").

Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Legal Actions

        On September 3, 2002, Adobe filed suit in the U.S. District Court, Northern District of California ("the California Action"), against International Typeface Corporation ("ITC") and Agfa Monotype Corporation ("AMT"), companies which have common ownership and management, seeking a declaration that (a) Adobe's distribution of font software, which generates ITC typefaces, did not breach its contract pursuant to which Adobe licensed certain rights with respect to ITC typefaces and (b) Adobe did not violate the Digital Millennium Copyright Act ("DMCA") with respect to, or induce or contribute to the infringement of copyrights in, ITC's and AMT's TrueType font software. AMT had previously asserted that Adobe had committed such breach of contract and violation of the DMCA.

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

        On September 5, 2002, AMT and ITC filed suit against Adobe in the U.S. District Court, Eastern District of Illinois ("the Illinois Action") against Adobe, asserting only that Adobe's distribution of the superseded 5.0 version of Adobe Acrobat violated the DMCA, as described above. The Illinois Action seeks statutory damages of $200-$2,500 for each copy of Acrobat 5.0 found to violate the DMCA, a claim that Adobe disputes as a matter of law and fact. The Illinois Action also seeks injunctive relief with respect to Acrobat 5.0, although it specifically alleges, correctly, that Adobe no longer distributes Acrobat 5.0.

        On November 13, 2002, ITC filed another suit against Adobe in the United States District Court for the Eastern District of Illinois ("the Second Illinois Action"), this time asserting that Adobe breached its contract with ITC and that ITC and not Adobe, owns the copyrights in font software created by Adobe which generates ITC typefaces. In December 2002, the California Action was dismissed in light of the two Illinois actions.

        However, if AMT or ITC prevails on its breach of contract claims, AMT or ITC may have the right to terminate Adobe's right to distribute any of its products that then still contain font software that generates AMT or ITC typefaces.

        The results of any litigation are inherently uncertain and AMT and ITC may assert other claims. Adobe cannot assure that it will be able to successfully defend itself against any of the actions described above. AMT and ITC seek an unspecified aggregate dollar amount of damages. A favorable outcome for AMT or ITC in these actions could have a material adverse effect on Adobe's business, financial condition and operating results. We strongly believe that all of AMT's and ITC's claims are without merit and will vigorously defend against them in addition to pursuing our own claims as described above.

        On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc. and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled "Client-Server System Using Embedded Hypertext Tags For Application And Database Development." The plaintiff's Complaint asserts that "Defendants have infringed and continue to infringe, one or more claims of the "712 patent by making, using, selling and/or offering for sale, inter alia, products supporting Microsoft Active Server Pages technology." The plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for "willful infringement," and fees and costs. Adobe strongly disagrees with the plaintiff's claims and intends to vigorously defend against this action.

        On November 18, 2002, Plaintiffs Shell & Slate Software Corporation and Ben Weiss filed a civil action in the U.S. District Court in Los Angeles against the Company alleging false designation of origin, trade secret misappropriation, breach of contract and other causes of action. The claim derives from the Plaintiffs' belief that the "healing brush" technique of Adobe Photoshop incorporates Plaintiffs' trade secrets. Plaintiffs seek preliminary and permanent injunctive relief, compensatory, treble and punitive damages and fees and costs. We believe that the action has no merit and intend to defend vigorously against it.

        From time to time Adobe is involved in lawsuits, claims, investigations and proceedings, in addition to those identified above, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, Adobe believes that it has valid defenses with respect to the legal matters pending against it. It is possible, nevertheless, that cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

NOTE 9. FINANCIAL INSTRUMENTS

        In accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Economic Hedging—Hedges of Forecasted Transactions

        We use option and forward foreign exchange contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have duration between one to twelve months. Such cash flow exposures result from portions of our forecasted revenues denominated in currencies other than the U.S. dollar ("USD"), primarily the Japanese yen and the euro. We enter into these foreign exchange contracts to hedge forecasted product licensing revenue in the normal course of business and accordingly, they are not speculative in nature.

        We record changes in the fair value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the first quarter of fiscal 2003, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

        The following table depicts the activity for the first quarter of fiscal 2003.

Gain (Loss) on Hedges of Forecasted Transactions:

	Balance Sheet As of	Income Statement Quarter Ended
	February 28, 2003
	Other Comprehensive Income	Revenue	Other Income (Loss)
Realized—Closed Transactions:
Realized net gain (loss) reclassified from other comprehensive income (loss) to revenue	$—	$(1,702)	$—
Realized net gain (loss) from the cost of purchased options and gains or losses from any ineffective portion of hedges	—	—	(1,032)
Recognized but Unrealized—Open Transactions:
Unrealized net gain(loss) remaining in other comprehensive income (loss)	1,080	—	—
Unrealized net gain(loss) from time value degradation and any ineffective portion of hedges	—	—	(869)

	$1,080	$(1,702)	$(1,901)

Interest Rate Hedging—Hedging of Interest Rate Sensitive Obligations

        We entered into interest rate swap agreements to manage our exposure to operating lease obligations that are tied to short-term interest rates (LIBOR). The swaps allow us to exchange variable interest rate payments for fixed interest rate payments, thereby securing a fixed payment amount for a portion of the total obligation of $142.5 million. As of February 28, 2003, we had entered into interest rate swaps to hedge the floating cash flow payments associated with $121.8 million of our outstanding lease obligations. In some cases, we hedged a portion of our obligation with two separate swap agreements, a current swap together with a forward swap. These two swaps cover two sequential time periods. As of February 28, 2003, the total notional amount of interest rate swaps was $196.8 million, which includes $75.0 million of forward-dated swaps. The swaps mature at various dates through the third quarter of 2004, consistent with the expiration of the underlying facility lease. Under the swap agreements, the Company will receive a variable rate based on one month LIBOR and pay fixed rates ranging from 2.80% to 5.14%. The impact of these swaps will cap a portion of our rent expense at these levels.

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged. At February 28, 2003, the outstanding balance sheet hedging derivatives had maturities of 60 days or less.

Net Gain (Loss) Recognized in Other Income Relating to Balance Sheet Hedging:

	Three months ended
	February 28, 2003	March 1, 2002
Gain (loss) on foreign currency assets and liabilities:
Realized net gain (loss) recognized in other income (loss)	$5,171	$(2,874)
Unrealized net gain recognized in other income (loss)	466	865

	5,637	(2,009)

Gain (loss) on hedges of foreign currency assets and liabilities:
Realized net gain (loss) recognized in other income (loss)	(3,863)	2,019
Unrealized net gain (loss) recognized in other income (loss)	(286)	572

	(4,149)	2,591

Net gain recognized in other income (loss)	$1,488	$582

NOTE 10 COMPREHENSIVE INCOME

        Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of comprehensive income (loss) that we currently report are unrealized gains and losses on marketable securities categorized as available-for-sale, foreign currency translation adjustments and gains and losses on derivative instruments qualifying as cash flow hedges, such as (i) hedging a forecasted transaction, (ii) the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), (iii) a foreign currency cash-flow hedge, or (iv) interest rate hedges.

        The following table sets forth the components of comprehensive income, net of income tax expense:

	Three months ended
	February 28, 2003	March 1, 2002
Net income as reported	$54,225	$49,808
Other comprehensive income (loss), net of tax:
Net unrealized loss on investments	(738)	(1,793)
Reclassification adjustment for earnings recognized during the period	3,138	(6,769)
Tax effect of above	(1,333)	3,292
Foreign currency translation adjustments	1,569	(570)
Net gain (loss) in derivative instruments, net of taxes	(2,343)	737

Other comprehensive income (loss)	293	(5,103)

Total comprehensive income, net of taxes	$54,518	$44,705

NOTE 11. NET INCOME PER SHARE

        Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive common equivalent shares, including unvested restricted common stock, stock options using the treasury stock method and put warrants using the reverse treasury stock method.

	Three months ended
	February 28, 2003	March 1, 2002
Net income	$54,225	$49,808

Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	231,084	236,581
Dilutive common equivalent shares:
Unvested restricted stock	72	308
Stock options	4,138	8,356

Shares used to compute diluted net income per share	235,294	245,245

Basic net income per share	$0.23	$0.21

Diluted net income per share	$0.23	$0.20

NOTE 12. INDUSTRY SEGMENTS

        We have four reportable segments that offer different product lines: Digital Imaging and Video, Creative Professional, ePaper and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing and enhancing digital images and photographs, digital video and animations. The Creative Professional segment provides software for professional page layout, professional Web page layout, graphic and illustration creation, technical document publishing and business publishing. The ePaper segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, we provide complete server-based solutions for enterprises and government agencies in the areas of document generation, document collaboration and document process management. The OEM PostScript and Other segment include printing technology to create and print simple or visually rich documents with precision.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. With the exception of goodwill, we do not identify or allocate our assets by operating segments. See Note 3 for the allocation of goodwill to our reportable segments.

        As noted in our Annual Report on Form 10-K, we realigned our business segments in the beginning of fiscal 2003. The following results are broken out by operating segments for the first quarters of fiscal 2003 and 2002. The results for the first quarter of fiscal 2002 have been reclassified to reflect the realignment of the operating segments.

	Digital Imaging and Video	Creative Professional	ePaper	OEM PostScript and Other	Total
Quarter ended February 28, 2003
Revenue	$96,182	$85,863	$90,884	$23,966	$296,895
Cost of revenue	8,538	6,260	6,112	1,452	22,362

Gross profit	$87,644	$79,603	$84,772	$22,514	$274,533

Gross profit as a percentage of revenues	91%	93%	93%	94%	92%
Quarter ended March 1, 2002
Revenue	$83,830	$87,560	$73,991	$22,515	$267,896
Cost of revenue	5,618	9,020	4,595	1,764	20,997

Gross profit	$78,212	$78,540	$69,396	$20,751	$246,899

Gross profit as a percentage of revenues	93%	90%	94%	92%	92%

        A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the quarters ended February 28, 2003 and March 1, 2002 is as follows:

	Three months ended
	February 28, 2003	March 1, 2002
Total gross profit from operating segments above	$274,533	$246,899
Total operating expenses (a)	194,025	183,114

Total operating income	80,508	63,785
Other income (loss), net	(3,043)	9,462

Income before taxes	$77,465	$73,247

(a)
Total operating expenses include research and development, sales and marketing, general and administrative, acquired in-process research and development and amortization of goodwill and purchased intangibles.

NOTE 13. SUBSEQUENT EVENT

        In April 2003, a stock option exchange program was approved by Adobe stockholders at the 2003 Annual Meeting of Stockholders. Although the program has been approved by our stockholders, our Board retains the authority, in its discretion, to terminate or postpone the option exchange program, at any time prior to the expiration of the offer to exchange. If implemented, the program will allow eligible employees to exchange options granted with an option price greater than $40 per share for a lesser number of new options. Adobe's program will allow employees to exchange eligible options according to specified exchange ratios. The new options will have an exercise price equal to the fair market value of our common stock on the grant date, which will be at least six months and one day from the surrender of the exchanged options. The new options will be completely unvested at the date of grant. The program excludes executive officers and members of the Board of Directors.

        Adobe stockholders also approved the 2003 Equity Incentive Plan ("2003 Plan") in April 2003, which replaces the previously approved 1994 Stock Option Plan ("1994 Plan") and the 1999 Equity Incentive Plan ("1999 Plan"). Under the 2003 Plan, we may issue a maximum number of shares of common stock that consists only of the aggregate number of shares subject to outstanding awards or remaining available for grant under the 1994 Plan and the 1999 Plan. Shares previously issued under the 1994 and 1999 Plans will not be impacted. However, if shares issued previously under the 1994 and 1999 Plans expire or terminate unexercised, including any shares canceled in the stock option exchange program, they will automatically become available for issuance under the 2003 Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion (presented in millions, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

        In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans and investing activities, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Performance." You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for fiscal 2002 and the other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2003. When used in this report, the words "expects," "could," "would," "may," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions, as well as statements regarding Adobe's focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Overview

        Founded in 1982, Adobe Systems Incorporated ("Adobe" or the "Company") offers a line of software for consumers, businesses and creative professional customers. Our products enable customers to create, manage and deliver visually rich, compelling and reliable content. We license our technology to hardware manufacturers, software developers and service providers and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators and original equipment manufacturers ("OEMs"); direct to end users; and through our own website at www.adobe.com. We have operations in the Americas; Europe, Middle East and Africa ("EMEA"); and Asia. Our software runs on Microsoft Windows, Apple Macintosh, Linux, UNIX and various non-personal computer platforms, depending on the product.

Revenue

	Three Months Ended
	February 28, 2003	March 1, 2002	Percent Change
	(in millions; unaudited)
Product	$290.8	$267.9	9%
Percentage of total revenues	98%	100%
Services and support	6.1	—	*%
Percentage of total revenues	2%	—

Total revenues	$296.9	$267.9	11%

*
Percentage is not meaningful.

        We have four reportable segments that offer different product lines: Digital Imaging and Video, Creative Professional, ePaper and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing and enhancing digital images and photographs, digital video and animations. The Creative Professional segment provides software for professional page layout, professional Web page layout, graphic and illustration creation, technical document publishing and business publishing. The ePaper segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, this segment provides complete server-based solutions for enterprises and government agencies in the areas of document generation, document collaboration and document process management. The OEM PostScript and Other segment includes printing technology to create and print simple or visually rich documents with precision.

        Services and support is composed of professional services (such as consulting services and training) and support (such as maintenance and technical support) primarily related to the licensing of our ePaper Server Solution products. Professional services revenue is recognized using the percentage of completion method and is measured monthly based on input measures, such as on hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Our professional services revenue depends in large part on our software license revenue as well as renewals of our maintenance agreements. A significant portion of our support revenue is comprised of our extended Enterprise Maintenance and Support offerings, which entitles customers to receive product upgrades and enhancements during the term of the maintenance and support period, which is typically one year. Our support revenue also includes support for our desktop products whereby we offer a range of support programs, from fee-based incident to annual support contracts and Developer Support to partners and developer organizations.

Segment revenues

	Three Months Ended
	February 28, 2003	March 1, 2002	Percent Change
Digital Imaging and Video	$96.2	$83.8	15%
Percentage of total revenues	32%	31%
Creative Professional	85.8	87.6	(2)%
Percentage of total revenues	29%	33%
ePaper*	90.9	74.0	23%
Percentage of total revenues	31%	28%
OEM PostScript and Other	24.0	22.5	7%
Percentage of total revenues	8%	8%

Total revenues	$296.9	$267.9	11%

*
The ePaper segment includes professional services and support revenue.

        Revenue from our Digital Imaging and Video segment increased in the first quarter of fiscal 2003 compared to the same period last year primarily due to a 23% increase in revenues from our digital imaging software products. The increase in revenues from our digital imaging software products was due to higher product demand, expansion of our retail channel and the shipment of our new product, Adobe Photoshop Album, at the end of the quarter. This segment also experienced a 14% decline in revenue from our digital video products. The decline in revenue from our digital video products was due to product lifecycle timing.

        Revenue from our Creative Professional segment decreased slightly in the first quarter of fiscal 2003 compared to the same period last year partially due to a 19% decrease in our illustration and web publishing products. The decrease in our illustration and web publishing products was due to product lifecycle timing. This segment also experienced a 25% decrease in revenue from our business publishing products due to our planned migration of customers to our professional page layout products. The professional page layout products revenue increased 47% during the quarter due to the combination of our planned migration of customers and an overall increase in customer demand for these products.

        Revenue from our ePaper segment increased in the first quarter of fiscal 2003 compared to the same period last year primarily due to increases in licensing procurements from companies and government institutions of our Acrobat desktop products. Overall, we experienced a 9% increase in revenues from our Acrobat desktop products. Additionally, our ePaper segment revenue increased due to the licensing of our server solutions products and the professional services and support revenue associated with these products. The increase in revenue generated from our server solutions products and professional services and support was primarily attributable to the acquisition of Accelio in the second quarter of fiscal 2002. There were no notable declines in revenue in this segment.

        Revenue from our OEM PostScript and Other segment increased in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 due to increased royalties from our OEM customers.

Geographical revenues

	Three Months Ended
	February 28, 2003	March 1, 2002	Percent Change
Americas	$146.5	$124.1	18%
Percentage of total revenues	49%	46%
EMEA	89.3	74.9	19%
Percentage of total revenues	30%	28%
Asia	61.1	68.9	(11)%
Percentage of total revenues	21%	26%

Total revenues	$296.9	$267.9	11%

        Overall, our business reflected seasonal patterns across all major geographies, including the typical slowdown during the holiday season, followed by seasonal strength in February. Revenue in the Americas and EMEA increased during the first quarter of fiscal 2003 from the same period last year due to the strength of our digital imaging, ePaper desktop and server and professional page layout products. Additionally, revenues in EMEA increased due to the strength of the euro. Revenues in Asia declined in the first quarter of fiscal 2003 from the same period last year due to continued economic weakness in Japan as well as product lifecycle timing of our illustration product.

        Total application platform mix (excluding platform independent and UNIX revenues) for the first quarter of fiscal 2003 was split 74% on Windows and 26% on Macintosh as compared to 73% and 27%, respectively, for the first quarter of fiscal 2002.

        Our global channel inventory position continues to be within company policy. However, due to strong seasonal demand for our products in February, we entered the second quarter of fiscal 2003 with a higher level of backlog than past quarters.

Cost of revenue

	Three Months Ended
	February 28, 2003	March 1, 2002	Percent Change
	(in millions; unaudited)
Product	$19.4	$21.0	(8)%
Percentage of total revenues	7%	8%
Services and support	3.0	—	* %
Percentage of total revenues	1%	—

Total cost of revenue	$22.4	$21.0	7%

*
Percentage is not meaningful.

        Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies, costs associated with the manufacturing of our products and hosted server costs associated with the Adobe Design Team.

        The cost of product revenue decreased in the first quarter of fiscal 2003 compared to the same period last year primarily due to a decrease in hosted server costs as a result of the cancellation of the Adobe Design Team service in December 2002.

        Cost of services and support revenue is composed primarily of employee-related costs and the related infrastructure costs incurred to provide consulting services, training and product support.

        Cost of services and support revenue increased in the first quarter of fiscal 2003 compared to the same period last year due solely to the acquisition of Accelio in the second quarter of fiscal 2002.

Operating expenses

	Three Months Ended
	February 28, 2003	March 1, 2002	Percent Change
	(in millions; unaudited)
Research and development	$66.0	$59.3	11%
Percentage of total revenues	22%	22%

        Research and development expenses consist of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

        Research and development expenses increased in absolute dollars in the first quarter of fiscal 2003 compared to the same period last year primarily due to increased compensation and related benefits associated with headcount growth and higher incentive compensation.

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

	Three Months Ended
	February 28, 2003	March 1, 2002	Percent Change
Sales and marketing	$98.0	$89.3	10%
Percentage of total revenues	33%	33%

        Sales and marketing expenses include salary and benefit expenses, sales commissions, travel expenses and related facilities costs for our sales, marketing, customer support, order management and order fulfillment personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs.

        Sales and marketing expenses increased in absolute dollars in the first quarter of fiscal 2003 compared to the same period last year primarily due to increased compensation and related benefits associated with headcount growth, higher incentive compensation and higher sales commissions.

	Three Months Ended
	February 28, 2003	March 1, 2002	Percent Change
General and administrative	$30.0	$25.6	17%
Percentage of total revenues	10%	10%

        General and administrative expenses consist of salary and benefit expenses, travel expenses and related facilities costs for our finance, human resources, legal, information services and executive personnel. General and administrative expenses also include outside legal and accounting fees, provision for bad debts and expenses associated with computer equipment and software used in the administration of the business.

        The increase in general and administrative expenses, in absolute dollars, in the first quarter of fiscal 2003 compared to the same period last year is primarily due to an increase in compensation and related benefits associated with headcount growth and higher incentive compensation and an increase in insurance costs.

	Three Months Ended
	February 28, 2003	March 1, 2002	Percent Change
Acquired in-process research and development	$—	$5.4	*%
Percentage of total revenues	—	2%

*
Percentage is not meaningful.

        In December 2001, we acquired Fotiva, Inc. ("Fotiva"). Substantially all of Fotiva's assets were intellectual property. Fotiva was a development stage software company that created solutions to help consumers manage, store, enrich and share digital photographs and other related personal media. In connection with the acquisition, substantially all of the purchase price of $5.4 million cash was allocated to in-process research and development and expensed at the time of acquisition due to the in-process state of the technology. At the date we acquired Fotiva, it was estimated that 50% of the development effort had been completed and that the remaining 50% of the development effort would take approximately eleven months to complete. The efforts required to complete the development of the technology primarily included finalization of coding, internationalization and extensive quality assurance testing. We developed a new product, Adobe Photoshop Album, which we released in the first quarter of fiscal 2003 using Fotiva's image management technology with our digital imaging and ePaper technologies.

	Three Months Ended
	February 28, 2003	March 1, 2002	Percent Change
Amortization of goodwill and purchased intangibles	$—	$3.5	*%
Percentage of total revenues	—	1%

*
Percentage is not meaningful.

        In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill will no longer be amortized. Instead, the goodwill associated with past and any future acquisitions will be reviewed for impairment on an annual basis.

        Amortization of goodwill and purchased intangibles in the first quarter of fiscal 2002 primarily relates to the acquisitions of Glassbook, Inc. ("Glassbook") and GoLive.

Non-operating income

	Three Months Ended
	February 28, 2003	March 1, 2002	Percent Change
	(in millions; unaudited)
Investment gain (loss)	$(6.7)	$4.6	(248)%
Percentage of total revenues	(2)%	2%
Interest and other income	3.6	4.9	(26)%
Percentage of total revenues	1%	2%

Total non-operating income	$(3.1)	$9.5	(132)%

        Investment gain (loss) consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable equity securities and equity method gains and losses of Adobe Ventures.

        During the first quarter of fiscal 2003, investment losses included other-than-temporary write-downs of $3.9 million related to our short-term investments in Viewpoint Corporation, Salon Media Group, Inc. and Virage, Inc. Investment losses also included losses related to our Adobe Ventures and our cost method investments totaling $3.6 million. These losses were partially offset by gains from the sale of our marketable equity securities of $0.8 million.

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

        Interest and other income consists principally of interest earned on cash, cash equivalents and short-term investments, gains and losses on the sale of fixed income investments, foreign exchange transaction gains and losses and realized gains or losses on the disposal of assets.

        Interest income decreased in the first quarter of fiscal 2003 compared to the same period last year primarily due to lower interest rates and less realized gains from the sale of fixed income securities.

Provision for income taxes

	Three Months Ended
	February 28, 2003	March 1, 2002	Percent Change
	(in millions; unaudited)
Provision for income taxes	$23.2	$23.4	(1)%
Percentage of total revenues	8%	9%
Effective tax rate	30%	32%

        Our effective tax rate decreased in the first quarter of fiscal 2003 compared to the same period last year due to the benefits associated with the structure of our international operations.

Factors That May Affect Future Performance

        We believe that in the future our results of operations could be affected by various factors, including:

  •
  general economic or political conditions in any of the major countries in which we do business, including war in the Middle East

  •
  introduction of new products by existing and new competitors, particularly Microsoft

  •
  delays in development or shipment of our new products or major new versions of existing products

  •
  difficulties in transitions to new markets, including the enterprise, government, corporate business and consumer markets

  •
  inability to attract and retain key personnel

  •
  lack of market acceptance of new products and upgrades

  •
  changes in demand for application software, computers and printers

  •
  sales price adjustments

  •
  intellectual property disputes and litigation

  •
  industry transitions to new business models

  •
  renegotiation or termination of royalty or intellectual property licensing arrangements

  •
  changes in accounting rules

  •
  market risks associated with our equity investments (as discussed later under "Quantitative and Qualitative Disclosures about Market Risk")

        We periodically provide operating model targets for revenue, expenses, gross margin, operating profit, other income, tax rate and share count. We use these targets to assist us in making decisions about our allocation of resources and investments, not as predictions of future results. The targets reflect a number of assumptions, including assumptions about:

  •
  product pricing and demand

  •
  manufacturing costs and volumes

  •
  the mix of application products and licensing revenue, full and upgrade products, distribution channels and geographic mix

        These and many other factors described in this report affect our financial performance and may cause our future results, including results for the current quarter, to vary materially from these targets or from results for prior periods. Furthermore, the economy has been volatile, and if it again worsens or the slow-down spreads to other geographic areas where we do business, it would likely cause our future results, including results for the current quarter, to vary materially from our targets. The slower economy may also adversely affect our ability to grow, and political instability in any of the major countries in which we do business may adversely affect our business.

        The end markets for our software products are intensely and increasingly competitive, and are significantly affected by product introductions and market activities of industry competitors. In the ePaper applications market, Microsoft has indicated that it will include a new electronic form tool in an upcoming new version of their Office product. Although we believe that Microsoft's new product will not compete directly with our Acrobat product line or our electronic forms solutions, we believe that due to Microsoft's market dominance, any new Microsoft product in these markets could ultimately become competitive with our products. Furthermore, Microsoft has increased its presence in the low-end and mid-range consumer digital imaging markets. If competing graphics or ePaper products achieve widespread acceptance, our operating results would suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations.

        Also, as we seek to further broaden our customer base in the enterprise, government, corporate business and consumer markets, we may not successfully adapt our application software licensing and distribution channels to these changes, which could cause our operating results to suffer. Following the Accelio acquisition in fiscal 2002, we are developing, marketing and licensing products for several of these markets based on Accelio's technology and expertise, but these efforts may not be successful. We also may not be successful in developing the necessary relationships with enough significant systems integrators to succeed with these new customer bases. Additionally, these new markets may result in higher costs and higher acceptance and warranty risks than our other markets. All of these factors may affect our ability to realize Accelio's assets, including goodwill.

        We plan to recruit key talent for our future growth, especially to support our enterprise business. Competition for high-quality personnel, especially highly skilled engineers, is extremely intense. Our ability to effectively manage this growth will require us to continue to improve our operational and financial controls and information management systems and to attract, retain, motivate and manage employees effectively; otherwise our business could be seriously harmed. We rely on our ability to grant stock options in order to recruit and retain highly skilled employees in a competitive environment. The proposed requirement that stockholder approval would be required for the adoption of all stock option plans and for any material modifications to such plans, as well as the potential requirement to recognize an expense for stock options in our financial statements, may result in our inability to provide adequate incentives to effectively recruit and retain talented employees.

        Any delays or failures in developing and marketing our products, including upgrades of current products that successfully adapt to changing customer needs, may also have a harmful impact on our results of operations. Our ability to extend our core technologies into new applications and new platforms and to anticipate or respond to technological changes could affect our ability to develop these products. A portion of our future revenue will come from these new applications. Delays in product or upgrade introductions could cause a decline in our revenue, earnings, or stock price. We cannot determine the ultimate effect that these delays or the introduction of new products or upgrades will have on our revenue or results of operations.

        We offer our application-based products primarily on Macintosh and Windows platforms and on some UNIX platforms. We generally offer our server-based products, but not desktop products, on the Linux platform as well as the three platforms mentioned above. To the extent that there is a slow-down of customer purchases of personal computers on either the Windows or Macintosh platform or in general, or to the extent that significant demand arises for our products or competitive products on the Linux desktop platform before we choose and are able to offer our products on this platform, our business could be harmed.

        We distribute our application products primarily through distributors, resellers, retailers and increasingly, systems integrators and VARs (collectively referred to as "distributors"). A significant amount of our revenue for application products is from two distributors. In addition, our channel program now focuses our efforts on larger distributors, which has resulted in our dependence on a relatively small number of distributors selling through a large amount of our products. Our distributors sell our competitors' products; if our distributors favor our competitors' products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales which would cause our results to suffer. Additionally, one of our goals is to increase our direct distribution of our products to end users through our online store located on our website at www.adobe.com. Any such increase in our direct revenue efforts will place us in increased competition with our distributors and with Internet-based resellers.

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

        In connection with the enforcement of our own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third-party rights, we have been, are currently and may in the future be subject to complex, protracted litigation or negotiations as part of our policy to vigorously defend our intellectual property rights, including rights derived from third party licensors. Intellectual property litigation is typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. Adverse decisions in such litigation or disputes could have negative results, including subjecting us to significant liabilities, requiring us to seek licenses from others, preventing us from manufacturing or licensing certain of our products, or causing severe disruptions to our operations or the markets in which we compete, any one of which could seriously harm our business. Additionally, although we actively pursue software pirates as part of our enforcement of our intellectual property rights, we do lose revenue due to software piracy. If piracy activities increase, it may further harm our business.

        Our computer network and applications could be adversely impacted by malicious code such as worms and viruses, which are released into the public Internet using recently discovered vulnerabilities in popular software programs. The documents created by our applications, even those with security features, are also vulnerable to malicious acts such as hacking. Although we have a response team that is notified of high-risk malicious events from multiple sources and we take certain preventative measures, these procedures may not be sufficient to avoid harm to our business.

        We currently rely on five turnkey assemblers of our products, with at least two turnkeys located in each major region we serve. If any significant turnkey assembler terminates its relationship with us, or if our supply from any significant turnkey is interrupted or terminated for any other reason, we may not have enough time or be able to replace the supply of products manufactured by that turnkey assembler to avoid serious harm to our business. In addition, both of the turnkeys serving our Asia market are located in Singapore, which has experienced a significant outbreak of severe acute respiratory syndrome ("SARS"). If the SARS outbreak leads to quarantines affecting our turnkeys or otherwise disrupts our distribution channel in Asia, it would likely seriously harm our business. As of the date of this filing, we have not experienced any disruption at our turnkeys as a result of the SARS outbreak.

        Although revenue from our OEM PostScript and Other segment experienced a 7% increase in the first quarter fiscal 2003 compared to the same period last year, we expect revenue from this segment to decline in the future. Our overall business may be harmed if the magnitude of the decline significantly exceeds our expectations. The continuing weakness in the economy is contributing to pressure on the average selling price of printers, which may result in the reduction of our royalty arrangements or the adoption by an OEM of alternative technology. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us. If a current major customer decided to incorporate a clone version instead of Adobe PostScript technology, it could harm our business.

        The Internet market is rapidly evolving and is characterized by an increasing number of market entrants that have introduced or developed products addressing authoring and communication over the Internet. As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The industry for software that addresses authoring and communications over the Internet is still developing. Standards defining Web graphics have not yet been fully adopted. In addition, new models for licensing software may be needed to accommodate new information delivery practices. The new models may be less lucrative for us than our existing business models. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, ease of use and access, cost and quality of service) remain unresolved and may affect the growth of Internet use, together with the software standards and electronic media employed in such markets.

        We derive a significant portion of our revenue and operating income from our customers located in Europe and Japan. We generally experience lower revenue from our European operations in the third quarter because many customers reduce their purchasing activities in the summer months. We are uncertain whether the recent currency appreciation experienced in Europe will continue in the foreseeable future. Our operating results are subject to fluctuations in foreign currency exchange rates. Dramatic fluctuations in foreign currency exchange rates may have significant financial impact. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our best judgment of the appropriate trade-offs among risk, opportunity and expense. We have established a hedging program to hedge our exposure to foreign currency exchange rate fluctuations, primarily the Japanese yen and the euro. We regularly review our hedging program and will make adjustments based on our best judgment. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

        We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the American Institute of Certified Public Accountants (the "AICPA"), the Securities and Exchange Commission (the "SEC") and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

  •
  software revenue recognition

  •
  stock option grants and accounting for stock options

  •
  accounting for business combinations

  •
  accounting for variable interest entities

  •
  goodwill and other intangible assets accounting

  •
  accounting for guarantees and indemnities

        In particular, new FASB guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. It is possible that in the future, we may incur less frequent, but larger, impairment charges related to goodwill we have already recorded, as well as goodwill arising out of potential future acquisitions. See "Recent Accounting Pronouncements" in Note 1 of our Notes to Condensed Consolidated Financial Statements for more information on this new FASB guideline. Changes to these rules or the questioning of current practices may have a significant adverse effect on our reported financial results or in the way in which we conduct our business. See the discussion under "Critical Accounting Policies" below for additional information about our critical accounting policies and some risks associated with these policies.

        We hold equity investments that have recently experienced significant declines in market value. We also have investments and may continue to make future investments, in several privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development is typically in the early stages and may never materialize. Our investment activities can impact our net income. We recorded pre-tax losses from marketable securities and other investments in privately held companies of $6.7 million in the first quarter of fiscal 2003 compared to pre-tax gains of $4.5 million in the first quarter of fiscal 2002. These amounts reflect realized losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable equity securities and net investment losses related to investments in Adobe Ventures and our cost method investments. In fiscal 2003 and 2002, decreases in the market prices of these securities resulted in a decrease in our pre-tax income. Future price fluctuations in these securities and any significant long-term declines in value could reduce our net income in future periods. We are uncertain of future investment gains and losses, as they are primarily dependent upon the operations of the underlying investee companies.

        Due to the factors noted above, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings, or any delay in the release of any product or upgrade, compared to analysts' or investors' expectations could cause and has caused in the past, an immediate and significant decline in the trading price of our common stock. Additionally, we may not learn of such shortfalls or delays until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock. Finally, we participate in a highly dynamic industry. In addition to factors specific to us, changes in analysts' earnings estimates for us or our industry and factors affecting the corporate environment, our industry, or the securities markets in general will often result in significant volatility of our common stock price.

Critical Accounting Policies

        We have identified the following as critical accounting policies to our company: revenue recognition, accounting for our marketable and non-marketable fixed income and equity securities, accounting for leases of property and equipment and accounting for income taxes.

Revenue Recognition

        We recognize application products revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Application products revenue from distributors is subject to agreements allowing limited rights of return, rebates and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors.

        We provide free technical phone support for our shrink-wrapped application products to customers who are under warranty for support. We record the estimated cost of free technical phone support upon shipment of software.

        We also license software in multiple element arrangements in which a customer purchases a combination of software, post-contract customer support ("PCS") and/or professional services. PCS, or maintenance, includes rights to upgrades, when and if available, telephone support, updates and enhancements. Professional services relate to consulting services and training. When vendor specific objective evidence ("VSOE") of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. We determine VSOE of fair value of PCS based on renewal rates for the same term PCS. In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming delivery has occurred and collectibility is probable. Revenue allocated to PCS is recognized ratably over the contractual term (typically one to two years).

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

Accounting for our Marketable and Non-marketable Fixed Income and Equity Securities

        We classify all of our cash equivalents and short-term investments that are free of trading restrictions, or become free of trading restrictions within one year, as "available-for-sale." We carry these investments at fair value, based on quoted market prices and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Realized gains and losses are recognized in our consolidated statements of income. The market prices in our short-term equity investments have been volatile in the past. It is our policy to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies' cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related write-down as an investment loss on our consolidated statements of income. The ultimate value realized on these equity investments is subject to market volatility until they are sold. For further information on our cash equivalents and short-term investments, please refer to Note 1 of our Notes to Consolidated Financial Statements.

        Our long-term investments include direct investments and indirect investments in privately held companies. We own limited partnership interests in four venture capital limited partnerships, Adobe

Ventures L.P., Adobe Ventures II, L.P., Adobe Ventures III, L.P. and Adobe Ventures IV, L.P. (collectively "Adobe Ventures"), that invest in early stage companies with innovative technologies. In addition to the potential for financial returns, our venture activities increase our knowledge of emerging markets and technologies, as well as expand our ecosystem of Adobe products and services. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        The investments in Adobe Ventures are accounted for using the equity method of accounting and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Under the terms of the partnership agreements, the general partner has the sole and exclusive right to manage and control the partnerships. Adobe as the limited partner has certain rights, including the ability to approve the replacement of the general partner and approving investments that exceed certain established parameters. However, these rights are considered to be protective rights and do not suggest an ability to control the partnerships. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment gain (loss). The stock of a number of technology investments held by the limited partnerships at February 28, 2003 is not publicly traded and, therefore, there is no established market for their securities. In order to determine the fair market value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates made by Granite Ventures based on their assessment of the current market value. It is our policy to review the fair value of these investments held by Adobe Ventures on a regular basis to evaluate the carrying value of the investments in these companies. This policy includes, but is not limited to, reviewing each company's cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve in addition to our equity method of accounting. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

        We recognize realized gains and losses upon sale or maturity of these investments using the specific identification method. For further information on our long-term investments, please refer to Note 1 of our Notes to Consolidated Financial Statements.

Accounting for Leases of Property and Equipment

        We entered into two operating lease agreements in 1999 and 2001 (the latter for a building currently under construction) related to our headquarter office buildings in San Jose, California. The agreements qualify for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13 ("SFAS 13"), "Accounting for Leases," and, as such, the buildings are not included on our balance sheet. According to SFAS 13, a lease is classified as operating if it does not meet any of the following criteria at its inception: 1) the lease transfers ownership of the property to the lessee at the end of the lease term, 2) the lease contains a bargain purchase option, 3) the lease term is equal to 75% or more of the economic life of the leased property, 4) the present value of the minimum lease payments equals or exceeds 90% of the fair value of the leased property. These agreements are subject to standard covenants, including liquidity, leverage and profitability ratios that are reported to the lessors quarterly. We believe we will be able to meet our obligations under the agreements, but if we default on our commitments and are unable to remedy the default quickly enough, the lessors may terminate all remaining commitments (if any remain) and they may demand we purchase the building for an amount equal to the current lease balance, or require that we remarket or relinquish the building. If we are required to purchase the buildings and do not elect to refinance, this will substantially decrease our cash available for working capital and we will record the value of the buildings on our balance sheet. If we remarket or relinquish the buildings, this could require us to find alternate facilities on terms that may not be as favorable as the current arrangement. As of February 28, 2003, we were in compliance with all covenants. For further information on these leases, please refer to Note 8 of our Notes to Consolidated Financial Statements.

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

Employee Stock Options

Option Program Description

        Our stock option program is a broad-based, long-term retention program that is intended to attract, retain and provide performance incentives for talented employees, officers and directors and to align stockholder and employee interests. Currently, we grant options from three stock plans: 1) the 1994 Stock Option Plan, under which officers and key employees are granted options to purchase shares of our stock, 2) the 1999 Equity Incentive Plan, our broad-based plan under which options may be granted to all employees, excluding executive officers, and outside consultants and 3) the 1996 Outside Directors Stock Option Plan, as amended, under which options are granted automatically under a pre-determined formula to non-employee directors. In addition, our stock option program includes the Adobe 1984 Stock Option Plan, as amended, and the Aldus 1984 Restated Stock Option Plan from which we currently do not grant options. The plans listed above are collectively referred to in the following discussion as "the Plans." We consider our option programs critical to our operation and productivity; essentially all of our employees participate. Option vesting periods are generally three years for all of the Plans.

        All stock option grants to current executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors. All members of the Executive Compensation Committee are independent directors, as defined in the current and proposed rules applicable to issuers traded on the Nasdaq Stock Market. See the "Report of the Executive Compensation Committee" appearing in the Company's 2003 Proxy Statement for further information concerning the policies and procedures of the Company and the Executive Compensation Committee regarding the use of stock options.

Distribution and Dilutive Effect of Options

        The table below provides information about stock options granted, for the first quarter of fiscal 2003 and the fiscal year 2002, to our Chief Executive Officer and our four other most highly compensated executive officers, as identified in our 2003 Proxy Statement. This group is referred to as the Named Executive Officers. Please refer to the section headed "Executive Options" below for the Named Executive Officers.

        Employees, Directors and Named Executive Officers Option Grants:

	Three months ended February 28, 2003	Year ended November 29, 2002
Net grants(1) during the period as % of outstanding shares	*%	3%
Net grants to Named Executive Officers during the period as % of total options granted	0%	21%
Net grants to Named Executive Officers during the period as % of outstanding shares	0%	1%
Cumulative options held by Named Executive Officers as % of total options outstanding	15%	15%

*
Percentage is not meaningful.

(1)
"Net grants" equals the sum of the number of shares subject to options granted during the specified period reduced by the number of shares subject to options which were canceled or otherwise terminated during such period. Net grants as a percentage of outstanding shares are based on 231 million shares and 232 million shares of our common stock outstanding as of February 28, 2003 and November 29, 2002, respectively.

General Option Information

Summary of Option Activity

	Three months ended February 28, 2003			Year ended November 29, 2002
	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Beginning of period	5,566,971	57,847,050	$35.64	12,818,238	54,284,317	$36.66
Granted	(322,350)	322,350	27.27	(11,973,680)	11,973,680	28.77
Exercised	—	(421,474)	10.18	—	(3,688,534)	15.99
Canceled	1,194,270	(1,199,208)	41.72	4,722,413	(4,722,413)	45.20

End of period	6,438,891	56,548,718	$35.66	5,566,971	57,847,050	$35.64

        The following table sets forth a comparison as of February 28, 2003, of the number of shares subject to our options whose exercise prices were at or below the closing price of our common stock on February 28, 2003 ("In-the-Money" options) to the number of shares subject to options whose exercise prices were greater than the closing price of our common stock on such date ("Out-of-the-Money" options) (in actual shares):

In-the-Money and Out-of-the-Money Option Information as of February 28, 2003(1)

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money	8,536,614	4,410	8,541,024	15%
Out-of-the-Money	23,110,197	24,897,497	48,007,694	85%

Total Options Outstanding	31,646,811	24,901,907	56,548,718	100%

(1)
The closing price of our common stock was $27.50 on February 28, 2003, as reported by the Nasdaq National Market.

Executive Options

        We did not grant any stock options to our Named Executive Officers in the first quarter of fiscal 2003.

Stock Option Exercises and Option Holdings

        The following table shows stock options exercised by the Named Executive Officers in the first quarter of fiscal 2003, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of February 28, 2003, is shown. Also reported are the values for "In-the-Money" options. The dollar amounts shown in the "In-the-Money" column represent the positive spread between the exercise price of any such existing stock options and closing price as of February 28, 2003 of our common stock.

Option Exercises and Remaining Holdings of Named Executive Officers, Year to Date as of February 28, 2003 (in actual shares and dollars)(1)

	Number of Securities Underlying Unexercised Options at February 28, 2003
			Value of Unexercised In-the-Money Options at February 28, 2003(2)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce R. Chizen	1,648,032	1,511,459	$85,938	$1,064,563
Shantanu Narayen	946,324	884,376	910,620	609,531
Murray J. Demo	682,239	818,753	220,393	581,172
Jim Stephens	548,541	540,627	30,078	375,172
Bryan Lamkin	644,498	529,690	178,156	365,719

(1)
No Named Executive Officers acquired shares during the first quarter of fiscal 2003.

(2)
Option values are based on $27.50, the closing price of our common stock on February 28, 2003, as reported by the Nasdaq National Market.

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans as of February 28, 2003, including Adobe's 1984

Stock Option Plan, as amended, 1994 Stock Option Plan, 1996 Outside Directors Stock Option Plan, as amended, 1997 Employee Stock Purchase Plan, 1999 Equity Incentive Plan and our common stock that may be issued under our 1994 Performance and Restricted Stock Plan.

	Equity Compensation Plan Information (in actual shares)
Plan Category(1)	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	19,317,045	$28.87	22,562,282	(2)
Equity compensation plans not approved by security holders(3)	37,211,493	$39.19	1,562,249

Total	56,528,538	$35.66	24,124,531

(1)
The information presented in this table excludes options assumed by the Company in connection with acquisitions of other companies. As of February 28, 2003, 0.02 million shares of our common stock were issuable upon the exercise of these assumed options, at a weighted average exercise price of $5.93 per share.

(2)
Includes 14.9 million shares that are reserved for issuance under the 1997 Employee Stock Purchase Plan.

(3)
Consists of options that are outstanding and shares available for future issuance under our 1999 Equity Incentive Plan (the "1999 Plan"). Neither the Nasdaq current listing standards nor federal law has required stockholder approval of the 1999 Plan and accordingly it has not been approved by our stockholders. As of February 28, 2003, we had reserved 40.7 million shares of common stock for issuance under the 1999 Plan.

Material Features of 1999 Equity Incentive Plan

        The 1999 Plan provides for the grant to employees (excluding executive officers) and consultants of nonstatutory stock options with exercise prices equal to the fair market value of our common stock on the date of grant. Options granted under the 1999 Plan generally have a term of 7-8 years and vest over a period of three years following the date of grant. The vesting of options outstanding under the 1999 Plan is accelerated in full in the event of a change of control of the Company in which the acquiring entity fails to assume the outstanding options or to substitute substantially equivalent options. In addition to nonstatutory stock options, the 1999 Plan also authorizes the grant of stock appreciation rights, stock purchase rights, stock bonus awards, performance shares and performance units. As of February 28, 2003, no awards other than nonstatutory stock options have been granted under the 1999 Plan.

LIQUIDITY AND CAPITAL RESOURCES

	February 28, 2003	November 29, 2002	Percent Change
	(in millions; unaudited)
Cash, cash equivalents and short-term investments	$652.7	$617.7	6%
Working capital	$462.6	$436.9	6%
Stockholders' equity	$697.4	$674.3	3%

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

        Net cash provided by operating activities was $79.3 million for the first quarter of fiscal 2003, an increase of $41.3 million from the $38.1 million provided in the same period last year. Cash provided by operating activities, in the first quarter of fiscal 2003, primarily comprised net income, net of non-cash related expenses of $27.9 million, and increases in accrued expenses and income taxes payable. Accrued expenses increased primarily due to incentive compensation related costs and sales and marketing programs. Income taxes payable increased due to an increase in taxable income. These increases were primarily offset by an increase in accounts receivable and a decrease in accrued restructuring charges. Accounts receivable increased primarily due to increased sales during the last month of the first quarter of fiscal 2003. Our days sales outstanding ("DSO") in trade receivables decreased 7 days from the first quarter of fiscal 2002 to 41 days.

        Net cash used for investing activities was $88.1 million for the first quarter of fiscal 2003, an increase of $33.7 million from the $54.5 million used in the same period last year. Net cash used for investing activities, in the first quarter of fiscal 2003, primarily comprised net purchases of short-term investments and property and equipment. We expect to continue to invest in short-term investments and purchase additional property and equipment to support our growth.

        Net cash used for financing activities was $34.4 million in the first quarter of fiscal 2003, an increase of $53.4 million from the $19.0 million provided in the same period last year. Net cash used for financing activities primarily comprised purchases of treasury stock, net of proceeds from the re-issuance of treasury stock.

        Our existing cash, cash equivalents, and investment balances may decline during fiscal 2003 in the event of further weakening of the economy or changes in our planned cash outlay. However, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and resource expenditure requirements for the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to: adverse changes in general economic or political conditions in any of the major countries in which we do business; market acceptance of new products and upgrades; delays in development or shipment of our new products or major new versions of existing products; weakness in demand for application software, computers and printers; downward sales price adjustments; the impact of competition; and other risks detailed in the section "Factors That May Affect Future Performance."

        We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support and administrative staff. Furthermore, cash reserves may be used to purchase treasury stock and strategically acquire software companies, products or technologies that are complementary to our business.

        We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for the first quarter of fiscal 2003. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition and other factors.

  Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program designed to minimize dilution from stock issuance primarily from employee stock plans, we have sold put warrants to independent third parties. Each put warrant entitles the holder to sell one share of Adobe's common stock to Adobe at a specified price for cash or stock at Adobe's option.

        In addition, we have purchased call options from independent third parties that entitle us to buy shares of our common stock on certain dates at specified prices.

        Our put and call option contracts provide that, at our option, we can settle with physical delivery or net shares equal to the difference between the exercise price and the value of the option as determined by the contract.

        We repurchased approximately 1.6 million shares in the first quarter of fiscal 2003 at a cost of $45.1 million, through the exercise of outstanding put warrants under this plan. As of February 28, 2003, no put warrants or call options remained outstanding under this plan. The authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances. As of February 28, 2003, 11.0 million shares remained authorized for repurchase, based on net stock issuances less repurchases under this plan.

        There were no open market repurchases during the quarter under this plan.

  Stock Repurchase Program II—Additional Authorization above Dilution Coverage

        In March 2001, subject to certain business and market conditions, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. As of February 28, 2003, there were 3.0 million authorized shares remaining under this plan. However, this share authorization expired on March 2, 2003.

        On September 25, 2002, subject to certain business and market conditions, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a three-year period. As of February 28, 2003, we had not made any purchases under this 5.0 million share repurchase program. This plan will expire in September 2005.

Commitments

        Our principal commitments as of February 28, 2003 consist of obligations under operating leases, a real estate financing agreement, venture investing activities, royalty agreements and various service agreements. Please refer to Note 8 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

        Under the terms of the lease agreements, we may pay cash dividends unless an event of default has occurred or we do not meet certain financial ratios.

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

        Our Japanese operating expenses are in yen, and our European operating expenses are primarily in euro, which mitigates a portion of the exposure related to yen and euro denominated licenses. In addition, we hedge firmly committed transactions using forward contracts. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. We also hedge a percentage of forecasted international revenue with forward and purchased option contracts. Our revenue hedging policy is designed to reduce the negative impact on our forecasted revenue due to foreign currency exchange rate movements. As of February 28, 2003, all contracts were set to expire at various times through September 2003. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with high quality counterparties with specific minimum rating requirements. In addition, our hedging policy establishes maximum limits for each counterparty.

  Economic Hedging—Hedges of Forecasted Transactions

        We use option and forward foreign exchange contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have duration between one to twelve months. Such cash flow exposures result from portions of our forecasted revenues denominated in currencies other than the U.S. dollar ("USD"), primarily the Japanese yen and the euro. We enter into these foreign exchange contracts to hedge forecasted product licensing revenue in the normal course of business, and accordingly, they are not speculative in nature.

        We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the quarter ended February 28, 2003, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At February 28, 2003, the outstanding balance sheet hedging derivatives had maturities of 60 days or less.

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

  Equity Investments

        We are exposed to equity price risk on our portfolio of marketable equity securities. We believe that it is reasonably possible that the fair values of these securities could experience further adverse changes in the near term. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies' cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline in value exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related write-down in our consolidated statements of income.

  Fixed Income Investments

        At February 28, 2003, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $623.5 million compared to $581.7 million at November 29, 2002, an increase of 7%. These securities are subject to interest rate fluctuations. Changes in interest rates could adversely affect the market value of our fixed income investments.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On September 3, 2002, Adobe filed suit in the U.S. District Court, Northern District of California ("the California Action"), against International Typeface Corporation ("ITC") and Agfa Monotype Corporation ("AMT"), companies which have common ownership and management, seeking a declaration that (a) Adobe's distribution of font software, which generates ITC typefaces, did not breach its contract pursuant to which Adobe licensed certain rights with respect to ITC typefaces and (b) Adobe did not violate the Digital Millennium Copyright Act ("DMCA") with respect to, or induce or contribute to the infringement of copyrights in, ITC's and AMT's TrueType font software. AMT had previously asserted that Adobe had committed such breach of contract and violation of the DMCA.

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

        On September 5, 2002, AMT and ITC filed suit against Adobe in the U.S. District Court, Eastern District of Illinois ("the Illinois Action") against Adobe, asserting only that Adobe's distribution of the superseded 5.0 version of Adobe Acrobat violated the DMCA, as described above. The Illinois Action seeks statutory damages of $200-$2,500 for each copy of Acrobat 5.0 found to violate the DMCA, a claim that Adobe disputes as a matter of law and fact. The Illinois Action also seeks injunctive relief with respect to Acrobat 5.0, although it specifically alleges, correctly, that Adobe no longer distributes Acrobat 5.0.

        On November 13, 2002, ITC filed another suit against Adobe in the United States District Court for the Eastern District of Illinois ("the Second Illinois Action"), this time asserting that Adobe breached its contract with ITC and that ITC and not Adobe, owns the copyrights in font software created by Adobe which generates ITC typefaces. In December 2002, the California Action was dismissed in light of the two Illinois actions.

        However, if AMT or ITC prevails on its breach of contract claims, AMT or ITC may have the right to terminate Adobe's right to distribute any of its products that then still contain font software that generates AMT or ITC typefaces.

        The results of any litigation are inherently uncertain and AMT and ITC may assert other claims. Adobe cannot assure that it will be able to successfully defend itself against any of the actions described above. AMT and ITC seek an unspecified aggregate dollar amount of damages. A favorable outcome for AMT or ITC in these actions could have a material adverse effect on Adobe's business, financial condition and operating results. We strongly believe that all of AMT's and ITC's claims are without merit and will vigorously defend against them in addition to pursuing our own claims as described above.

        On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc. and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled "Client-Server System Using Embedded Hypertext Tags For Application And Database Development." The plaintiff's Complaint asserts that "Defendants have infringed and continue to infringe, one or more claims of the '712 patent by making, using, selling and/or offering for sale, inter alia, products supporting Microsoft Active Server Pages technology." The plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for "willful infringement," and fees and costs. Adobe strongly disagrees with the plaintiff's claims and intends to vigorously defend against this action.

        On November 18, 2002, Plaintiffs Shell & Slate Software Corporation and Ben Weiss filed a civil action in the U.S. District Court in Los Angeles against the Company alleging false designation of origin, trade secret misappropriation, breach of contract and other causes of action. The claim derives from the Plaintiffs' belief that the "healing brush" technique of Adobe Photoshop incorporates Plaintiffs' trade secrets. Plaintiffs seek preliminary and permanent injunctive relief, compensatory, treble and punitive damages and fees and costs. We believe that the action has no merit and intend to defend vigorously against it.

        From time to time Adobe is involved in lawsuits, claims, investigations and proceedings, in addition to those identified above, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, Adobe believes that it has valid defenses with respect to the legal matters pending against it. It is possible, nevertheless, that cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Index to Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.2	Amended and Restated Bylaws as currently in effect	10-K	2/26/03	3.2
3.4	Agreement and Plan of Merger effective 5/30/97 (by virtue of a reincorporation), by and between Adobe Systems Incorporated, a California corporation and Adobe Systems (Delaware) Incorporated, a Delaware corporation	10-Q	05/30/97	2.1
3.6	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
3.6.1	Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware				X
4.2	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
10.1.6	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.21.3	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.23	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2

10.24	1994 Stock Option Plan*	10-Q	5/27/94	10.1.7
10.25	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.26	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.28	1996 Outside Directors Stock Option Plan*	10-Q	05/31/96	10.36
10.29	1996 Outside Directors' Stock Option Plan, as amended*	S-8	6/16/00	4.7
10.30	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.31	1996 Outside Directors Stock Option Plan, as amended*	10-Q	7/16/01	10.75
10.32	1996 Outside Directors' Stock Option Plan, as amended	S-8	6/14/02	4.6
10.33	1999 Nonstatutory Stock Option Plan*	S-8	9/15/99	4.6
10.34	1999 Nonstatutory Stock Option Plan, as amended*	S-8	12/22/00	4.6
10.35	1999 Nonstatutory Stock Option Plan, as amended*	S-8	3/15/01	4.7
10.36	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.37	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37
10.41	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.42	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.43	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52
10.44	Adobe Incentive Partners, L.P. Consent to Dissolve and Terminate Partnership*	10-K	2/26/03	10.44
10.45	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.53	Amended, Restated and Consolidated Master Lease of Land and Improvements by and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.54	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54
10.56	Note Secured by Deed of Trust and Promissory Note*	10-K	12/3/99	10.56
10.66	Credit Agreement among Adobe Systems Incorporated, Lenders Named therein and ABN AMRO Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.66

10.67	Amendment No. 1 to 1999 Credit Agreement among Adobe Systems Incorporated, Lenders Named Therein and ABN AMRO Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.67
10.68	Amendment No. 1 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	7/16/01	10.68
10.69	Amendment No. 2 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	9/1/00	10.68
10.77	Lease agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.78	Participation agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.79	Confidential Resignation Agreement*	10-K	2/21/02	10.79
10.80	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80
10.81	Amendment No.1 to Lease Agreement between Adobe and Selco Services Corporation	10-K	2/26/03	10.81
99.1	Certification of Chief Executive Officer				X
99.2	Certification of Chief Financial Officer				X

*
Compensatory plan or arrangement

(c)
Reports on Form 8-K

        None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED
By	/s/ MURRAY J. DEMO Murray J. Demo, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 11, 2003

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

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 11, 2003	/s/ BRUCE R. CHIZEN Bruce R. Chizen Chief Executive Officer

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

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 11, 2003	/s/ MURRAY J. DEMO Murray J. Demo Chief Financial Officer

SUMMARY OF TRADEMARKS

        The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

  Adobe
  Acrobat
  ePaper
  GoLive
  Photoshop
  PostScript

        All other brand or product names are trademarks or registered trademarks of their respective holders.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.2	Amended and Restated Bylaws as currently in effect	10-K	2/26/03	3.2
3.4	Agreement and Plan of Merger effective 5/30/97 (by virtue of a reincorporation), by and between Adobe Systems Incorporated, a California corporation and Adobe Systems (Delaware) Incorporated, a Delaware corporation	10-Q	05/30/97	2.1
3.6	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
3.6.1	Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware				X
4.2	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
10.1.6	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.21.3	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.23	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.24	1994 Stock Option Plan*	10-Q	5/27/94	10.1.7
10.25	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.26	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.28	1996 Outside Directors Stock Option Plan*	10-Q	05/31/96	10.36
10.29	1996 Outside Directors' Stock Option Plan, as amended*	S-8	6/16/00	4.7
10.30	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.31	1996 Outside Directors Stock Option Plan, as amended*	10-Q	7/16/01	10.75
10.32	1996 Outside Directors' Stock Option Plan, as amended	S-8	6/14/02	4.6
10.33	1999 Nonstatutory Stock Option Plan*	S-8	9/15/99	4.6
10.34	1999 Nonstatutory Stock Option Plan, as amended*	S-8	12/22/00	4.6
10.35	1999 Nonstatutory Stock Option Plan, as amended*	S-8	3/15/01	4.7
10.36	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.37	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37
10.41	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1

10.42	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.43	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52
10.44	Adobe Incentive Partners, L.P. Consent to Dissolve and Terminate Partnership*	10-K	2/26/03	10.44
10.45	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.53	Amended, Restated and Consolidated Master Lease of Land and Improvements by and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.54	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54
10.56	Note Secured by Deed of Trust and Promissory Note*	10-K	12/3/99	10.56
10.66	Credit Agreement among Adobe Systems Incorporated, Lenders Named therein and ABN AMRO Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.66
10.67	Amendment No. 1 to 1999 Credit Agreement among Adobe Systems Incorporated, Lenders Named Therein and ABN AMRO Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.67
10.68	Amendment No. 1 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	7/16/01	10.68
10.69	Amendment No. 2 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	9/1/00	10.68
10.77	Lease agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.78	Participation agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.79	Confidential Resignation Agreement*	10-K	2/21/02	10.79
10.80	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80
10.81	Amendment No.1 to Lease Agreement between Adobe and Selco Services Corporation	10-K	2/26/03	10.81

99.1	Certification of Chief Executive Officer	X
99.2	Certification of Chief Financial Officer	X

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
  CERTIFICATIONS
SUMMARY OF TRADEMARKS
INDEX TO EXHIBITS