Form 10-Q
period 2003-05-30
ADOBE SYSTEMS INC
filed 2003-07-08
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2003

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

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

        The number of shares outstanding of the registrant's common stock as of June 27, 2003 was 233,252,754.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	May 30, 2003	November 29, 2002
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$141,831	$183,684
Short-term investments	640,791	434,053
Trade receivables, net of allowances for doubtful accounts of $7,291 and $7,531, respectively	129,226	116,506
Other receivables	29,365	30,367
Deferred income taxes	20,297	31,530
Other current assets	24,535	18,032

Total current assets	986,045	814,172
Property and equipment, net	73,626	71,090
Goodwill and other intangibles, net	111,980	98,813
Other assets	42,357	43,085
Deferred income taxes, long-term	25,728	24,450

	$1,239,736	$1,051,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$41,306	$37,765
Accrued expenses	157,942	135,028
Income taxes payable	191,530	173,311
Deferred revenue	42,021	31,185

Total current liabilities	432,799	377,289
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.0001 par value	29,576	29,576
Additional paid-in-capital	746,008	710,273
Retained earnings	1,658,434	1,545,776
Accumulated other comprehensive loss	(506)	(3,950)
Treasury stock, at cost, (62,745 and 63,809 shares in 2003 and 2002, respectively), net of re-issuances	(1,626,575)	(1,607,354)

Stockholders' equity	806,937	674,321

	$1,239,736	$1,051,610

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 30, 2003	May 31, 2002	May 30, 2003	May 31, 2002
Revenue:
Products	$314,150	$316,254	$604,905	$584,150
Services and support	5,996	1,105	12,136	1,105

Total revenue	320,146	317,359	617,041	585,255

Total cost of revenue:
Products	20,212	23,835	39,572	44,832
Services and support	3,144	1,298	6,146	1,298

Total cost of revenue	23,356	25,133	45,718	46,130

Gross profit	296,790	292,226	571,323	539,125
Operating expenses:
Research and development	69,117	62,858	135,078	122,155
Sales and marketing	105,712	103,898	203,740	193,216
General and administrative	30,500	29,066	60,536	54,665
Restructuring and other charges	—	1,605	—	1,605
Acquired in-process research and development	—	410	—	5,769
Amortization of goodwill and purchased intangibles	—	3,541	—	7,082

Total operating expenses	205,329	201,378	399,354	384,492

Operating income	91,461	90,848	171,969	154,633
Non-operating income:
Investment loss	(3,566)	(13,728)	(10,258)	(9,195)
Interest and other income	3,885	2,735	7,534	7,664

Total non-operating income (loss)	319	(10,993)	(2,724)	(1,531)

Income before income taxes	91,780	79,855	169,245	153,102
Provision for income taxes	27,534	25,554	50,774	48,993

Net income	$64,246	$54,301	$118,471	$104,109

Basic net income per share	$0.28	$0.23	$0.51	$0.44

Shares used in computing basic net income per share	232,124	238,202	231,649	237,369

Diluted net income per share	$0.27	$0.22	$0.50	$0.42

Shares used in computing diluted net income per share	239,237	247,687	237,420	246,358

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	May 30, 2003	May 31, 2002
Cash flows from operating activities:
Net income	$118,471	$104,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,057	29,525
Stock compensation expense	1,799	4,574
Deferred income taxes	7,777	(6,933)
Provision for losses on receivables	1,316	999
Tax benefit from employee stock option plans	10,105	18,589
Acquired in-process research and development	—	410
Loss on equity and cost method investments	7,180	7,408
Gains on sale of equity securities	(831)	(7,124)
Loss on other-than-temporary declines of equity securities	3,909	8,911
Changes in operating assets and liabilities:
Receivables	(12,975)	(9,424)
Other current assets	(6,984)	(129)
Trade and other payables	3,541	(6,330)
Accrued expenses	28,487	8,470
Accrued restructuring charges	(7,469)	(10,878)
Income taxes payable	18,219	2,921
Deferred revenue	10,836	1,735

Net cash provided by operating activities	207,438	146,833

Cash flows from investing activities:
Purchases of short-term investments	(329,461)	(850,683)
Maturities and sales of short-term investments	122,644	726,599
Acquisitions of property and equipment	(19,182)	(12,990)
Purchases of long-term investments	(6,106)	(10,001)
Cash (paid for) received from acquisitions	(16,500)	7,345
Additions to other assets	(4,694)	(12,357)
Proceeds from sale of equity securities	2,301	11,013

Net cash used for investing activities	(250,998)	(141,074)

Cash flows from financing activities:
Purchase of treasury stock	(45,350)	(47,223)
Proceeds from issuance of treasury stock	49,960	59,517
Payment of dividends	(5,785)	(5,933)

Net cash provided by (used for) financing activities	(1,175)	6,361

Effect of foreign currency exchange rates on cash and cash equivalents	2,882	470

Net increase (decrease) in cash and cash equivalents	(41,853)	12,590
Cash and cash equivalents at beginning of period	183,684	218,662

Cash and cash equivalents at end of period	$141,831	$231,252

Supplemental disclosures:
Cash paid during the period for income taxes	$9,350	$25,211

Non-cash investing and financing activities:
Cash dividends declared but not paid	$2,912	$2,992

Unrealized gains (losses) on available-for-sale securities, net of taxes	$2,820	$(4,625)

Common stock issued for acquisition	$—	$68,412

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Operations

        Founded in 1982, Adobe Systems Incorporated ("Adobe" or the "Company") offers a line of software for consumers, businesses and creative professional customers. Our products enable customers to create, manage and deliver visually rich, compelling and reliable content. We license our technology to major hardware manufacturers, software developers and service providers and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, independent software vendors ("ISVs") and original equipment manufacturers ("OEMs"); direct to end users; and through our own website at www.adobe.com. We have operations in the Americas; Europe, Middle East and Africa ("EMEA"); and Asia. Our software runs on Microsoft Windows, Apple Macintosh, Linux, UNIX and various non-personal computer platforms, depending on the product.

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

Use of Estimates

        In the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        During the three and six months ended May 30, 2003, we recorded investment losses of $3.6 million and $10.3 million, respectively, which comprises gains and losses from our short-term and long-term investments. Of the $10.3 million loss, $3.9 million related to other-than-temporary declines in value of our short-term investments during the six months ended May 30, 2003. We did not record any other-than-temporary declines in value of our short-term investments during the three months ended May 30, 2003. During the three and six months ended May 31, 2002, we recorded investment losses of $13.7 million and $9.2 million, respectively. Of these losses, $8.8 million and $8.9 million related to other-than-temporary declines in value of our short-term investments, respectively. See also "Other Assets" for further information regarding gains and losses on our long-term investments.

Goodwill and Other Intangible Assets

        In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill and purchased intangibles with indefinite useful lives are no longer amortized but are reviewed periodically for impairment. With the adoption of SFAS 142 in the first quarter of fiscal 2003, we discontinued amortizing the remaining balances of goodwill and workforce-in-place.

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

        During the second quarter of fiscal 2003, we assessed our goodwill for impairment. This assessment did not result in an impairment of goodwill. We will continue to perform our annual goodwill impairment review during the second quarter of each fiscal year, unless facts and circumstances warrant a review before that time, as required by SFAS 142.

        The following table presents net income and per share amounts for all periods presented, as adjusted, to exclude the amortization of goodwill and purchased intangibles as if the provisions of SFAS 142 had been in effect from the beginning of fiscal 2002.

	Three months ended		Six months ended
	May 30, 2003	May 31, 2002	May 30, 2003	May 31, 2002
Net income as reported	$64,246	$54,301	$118,471	$104,109
Add back: Amortization of goodwill and purchased intangibles	—	3,541	—	7,082

Adjusted net income	$64,246	$57,842	$118,471	$111,191

Basic net income per share:
Net income per share as reported	$0.28	$0.23	$0.51	$0.44
Add back: Amortization of goodwill and purchased intangibles per share	—	0.01	—	0.03

Adjusted net income per share	$0.28	$0.24	$0.51	$0.47

Diluted net income per share:
Net income per share as reported	$0.27	$0.22	$0.50	$0.42
Add back: Amortization of goodwill and purchased intangibles per share	—	0.01	—	0.03

Adjusted net income per share	$0.27	$0.23	$0.50	$0.45

        We also have a policy regarding the capitalization of computer software development costs. When material, capitalization begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material and, in accordance with our policy, have not been capitalized.

Other Assets

        Other assets include long-term investments, long-term prepaid royalties and security deposits. Our long-term investments include investments in privately held companies we make either directly or indirectly through Adobe Ventures. We own limited partnership interests in four venture capital limited partnerships, Adobe Ventures L.P., Adobe Ventures II, L.P., Adobe Ventures III, L.P. and Adobe Ventures IV, L.P. (collectively "Adobe Ventures"), that invest in early stage companies with innovative technologies. In addition to the potential for financial returns, our venture activities often increase our knowledge of emerging markets and technologies, as well as expand our opportunities to provide Adobe products and services. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        The investments in Adobe Ventures are accounted for using the equity method of accounting and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Under the terms of the partnership agreements, the general partner has the sole and exclusive right to manage and control the partnerships. Adobe as the limited partner has certain rights, including the ability to approve the replacement of the general partner and investments that exceed certain established parameters. However, these rights are considered to be protective rights and do not suggest an ability to control the partnerships. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment gain (loss) on our consolidated statements of income. The stock of a number of technology investments held by Adobe Ventures at May 30, 2003 is not publicly traded and, therefore, there is no established market for these securities. In order to determine the fair market value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates of current market value made by Granite Ventures. It is our policy to review the fair value of these investments held by Adobe Ventures, as well as our direct investments, on a regular basis to evaluate the carrying value of the investments in these companies. This evaluation includes, but is not limited to, reviewing each company's cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe the carrying value of a company is in excess of fair value, it is our policy to record a reserve to reduce the carrying value to fair value.

        We recognize realized gains and losses upon sale of investments using the specific identification method. During the three and six months ended May 30, 2003, we recorded investment losses of $3.6 million and $10.3 million, respectively, which comprises gains and losses from our short-term and long-term investments. Of these losses, $3.6 million and $7.2 million related to our investments in Adobe Ventures and our cost method investments, respectively. During the three and six months ended May 31, 2002, we recorded investment losses of $13.7 million and $9.2 million, respectively. Of these losses, $5.2 million and $7.4 million related to our Adobe Ventures and our cost method investments, respectively. See also "Cash Equivalents and Short-term Investments" for further information regarding gains and losses on our short-term investments.

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

Revenue Recognition

        We recognize application products revenue upon shipment, net of estimated returns, provided collection is determined to be probable and no significant obligations remain. Application products revenue from distributors is subject to agreements allowing limited rights of return, rebates and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors.

        We provide free technical phone support to customers for our shrink-wrapped application products under warranty. We record the estimated cost of free technical phone support upon shipment of software.

        We also license software in multiple element arrangements in which a customer purchases a combination of software, post-contract customer support ("PCS") and professional services. PCS, or maintenance, includes rights to upgrades, when and if available, telephone support, updates and enhancements. Professional services relate to consulting services and training. When vendor specific objective evidence ("VSOE") of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. We determine VSOE of fair value of PCS based on renewal rates for the same term PCS. Revenue allocated to PCS is recognized ratably over the contractual term (typically one to two years). In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming delivery has occurred and collection is probable.

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

        Deferred revenue includes customer advances under OEM licensing agreements and maintenance revenue. In cases where we provide a specified free upgrade to an existing product, we defer the VSOE of fair value for the specified upgrade right, until the future obligation is fulfilled or when the right to the specified free upgrade expires.

        We perform ongoing credit evaluations of our customers' financial condition and generally do not require collateral. We also maintain allowances for estimated credit losses.

Guarantees and Product Warranties

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

        In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these guarantees have not been significant and we are unable to estimate the maximum potential impact of these guarantees on our future results of operations.

        We have commitments to make certain milestone and/or retention payments typically entered into in conjunction with various acquisitions, for which we have made accruals in our consolidated financial statements. In connection with the technology assets purchase of Syntrillium Software ("Syntrillium"), during the second quarter of fiscal 2003, we entered into employee retention agreements totaling $1.5 million.

        As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

        As part of our limited partnership interests in Adobe Ventures, we have provided a general indemnification to Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures, for certain events or occurrences while Granite Ventures is, or was serving, at our request in such capacity when Granite Ventures acts in good faith on behalf of the partnerships. We are unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but believe the risk of having to make any payments under this general indemnification to be remote.

        We accrue for costs associated with future obligations which include costs for undetected bugs that are discovered only after the product is installed and used by customers. The table below summarizes the activity related to the product warranty liability during the six month period ended May 30, 2003. The warranties accrual for the six months ended May 30, 2003, relates to new releases of our Acrobat desktop products during the quarter ended May 30, 2003.

	Balance at November 29, 2002	Accruals	Payments	Balance at May 30, 2003
Warranties	$—	$2,269	$—	$2,269

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

Stock-Based Incentive Compensation

        Beginning in the second quarter of fiscal 2003, we adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation." See "Recent Accounting Pronouncements" for further information regarding SFAS 148. We account for our fixed stock option plans and our employee stock purchase plan using the intrinsic value method. The following table sets forth the pro forma amounts of net income and net income per share that would have resulted if we accounted for our employee stock plans under the fair value recognition provisions of SFAS 123.

	Three months ended		Six months ended
	May 30, 2003	May 31, 2002	May 30, 2003	May 31, 2002
Net income:
As reported	$64,246	$54,301	$118,471	$104,109
Less: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(57,813)	(52,454)	(115,573)	(98,063)

Pro forma	$6,433	$1,847	$2,898	$6,046

Basic net income per share:
As reported	$0.28	$0.23	$0.51	$0.44
Pro forma	$0.03	$0.01	$0.01	$0.03
Diluted net income per share:
As reported	$0.27	$0.22	$0.50	$0.42
Pro forma	$0.03	$0.01	$0.01	$0.02

        For purposes of computing pro forma net income, we estimate the fair value of each option grant and employee stock purchase plan purchase right on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated as follows:

	Three months ended		Six months ended
	May 30, 2003	May 31, 2002	May 30, 2003	May 31, 2002
Expected life of options (in years)	3	3	3	3
Expected life of purchase rights (in years)	1.24	1.24	1.24	1.24
Volatility	62%	69%	62-66%	69%
Risk free interest rate—options	1.98 - 2.06%	3.80 - 4.14%	1.98 - 2.23%	3.55 - 4.14%
Risk free interest rate—purchase rights	1.36 - 1.74%	2.16 - 3.03%	1.36 - 1.74%	2.16 - 3.03%
Dividend yield	0.125%	0.125%	0.125%	0.125%

        Option grants typically vest over a three year period and new option grants are generally made each year. Because of this, the pro forma amounts shown above may not be representative of the pro forma effect on reported net income in future years.

Recent Accounting Pronouncements

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Among other provisions, SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145, at the beginning of our fiscal year 2003, did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)," required that an exit cost liability be recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS 146, at the beginning of our fiscal year 2003, did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on our consolidated financial position, results of operations or cash flows. See "Stock-Based Incentive Compensation" for the impact to our required pro forma disclosures.

        In November 2002, the FASB issued FIN 45 which expands on the accounting guidance of Statements of Financial Accounting Standards No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which has been superseded. FIN 45 affects, among other things, leasing transactions involving residual guarantees, vendor and manufacturer guarantees and tax and environmental indemnities. All such guarantees are required to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees are permitted to be grandfathered and are not recognized on the balance sheet. The adoption of FIN 45, at the beginning of our fiscal year 2003, did not have a material impact on our consolidated financial position, results of operations or cash flows. Please see Guarantees and Product Warranties for additional disclosures.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. We have considered the provisions of FIN 46 and believe it will not be necessary to include in our financial statements any assets, liabilities, or activities of the third-party entities holding our corporate headquarters leases. We have provided certain disclosures in other areas of this Quarterly Report (see Note 8 of our Notes to Condensed Consolidated Financial Statements). We will continue to evaluate the impact of FIN 46 on other areas of our financial statements and disclosures.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We are currently evaluating the impact of SFAS 149 on our consolidated financial position and results of operations. We do not expect the adoption of SFAS 149 to have a material impact on our consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2. ACQUISITIONS

        On May 19, 2003, we purchased the technology assets of Syntrillium, a privately held company, for $16.5 million cash. Syntrillium developed, published and marketed digital audio tools including its recording application, Cool Edit Pro, all of which have been added to our existing line of professional digital imaging and video products. By adding Cool Edit Pro and the other tools to our existing line of products, we have improved the Adobe workflow products and tools available to videographers, DVD authors and independent filmmakers. In connection with the purchase, we allocated $13.7 million to goodwill, $2.7 million to purchased technology and $0.2 to tangible assets. We also accrued $0.1 million in acquisition-related legal and accounting fees. Goodwill has been allocated to our Digital Imaging and Video segment. Purchased technology is being amortized over its estimated useful life of three years. The consolidated financial statements include the operating results of the purchased technology assets from the date of purchase. Pro forma results of operations have not been presented because the effect of this acquisition was not material.

        In April 2002, we acquired all of the outstanding common stock of Accelio Corporation ("Accelio"). Accelio was a provider of Web-enabled solutions that helped customers manage business processes driven by electronic forms. The acquisition of Accelio broadened our ePaper solution business. At the date of acquisition, the aggregate purchase price was $70.2 million, which included the issuance of 1.8 million shares of common stock of Adobe, valued at $68.4 million, and cash of $1.8 million.

        The following table summarizes the purchase price allocation:

Cash and cash equivalents	$9,117
Accounts receivable, net	11,906
Other current assets	4,735
Purchased technology	2,710
Goodwill	77,649
In-process research and development	410
Trademarks and other intangible assets	1,029

Total assets acquired	107,556

Current liabilities	(18,176)
Liabilities recognized in connection with the business combination	(16,836)
Deferred revenue	(2,360)

Total liabilities assumed	(37,372)

Net assets acquired	$70,184

        Purchased technology was assigned an estimated useful life of three years. Goodwill has been allocated to our ePaper segment. Please refer to Note 6 of our Notes to Condensed Consolidated Financial Statements for information regarding the liabilities recognized in connection with this acquisition.

        In December 2001, we acquired Fotiva, Inc. ("Fotiva"). The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." Fotiva was a development stage software company that created solutions to help consumers manage, store, enrich and share digital photographs and other related personal media. In connection with the acquisition, substantially all of the purchase price of $5.4 million cash was allocated to in-process research and development and expensed at the time of acquisition due to the in-process state of the technology. Adobe combined Fotiva's image management technology with Adobe's digital imaging and ePaper technologies to develop a new product, Adobe Photoshop Album, which was released in the first quarter of fiscal 2003.

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets consisted of the following:

	May 30, 2003	November 29, 2002
Goodwill	$115,440	$102,215
Purchased technology and licensing agreements	28,633	26,304
Other intangible assets	7,545	11,719

	151,618	140,238
Less accumulated amortization	(39,638)	(41,425)

Total goodwill and other intangible assets	$111,980	$98,813

        Upon adoption of SFAS 142, at the beginning of fiscal 2003, we transferred the unamortized balance of workforce-in-place to goodwill. As of May 30, 2003, the goodwill balance relates to our acquisitions of Syntrillium, Accelio, GoLive Systems, Inc and GoLive Systems GmbH and Co. KG (together "GoLive") and Inscriber Technology Corporation. In accordance with SFAS 142, goodwill is no longer amortized; instead it is reviewed periodically for impairment. As required by SFAS 142, we have allocated goodwill to our reportable segments. Below is a breakdown of our goodwill, net of amortization, by reportable segment:

	Digital Imaging and Video	Creative Professional	ePaper	Total
Goodwill, net of amortization	$14,112	$4,650	$77,209	$95,971

        Identifiable intangible assets, subject to amortization, were as follows as of May 30, 2003:

	Cost	Accumulated Amortization	Net
Purchased technology	$28,458	$(15,010)	$13,448
Licensing agreements	175	(175)	—

Total purchased technology and licensing agreements	$28,633	$(15,185)	$13,448

Localization	$6,329	$(4,360)	$1,969
Trademarks	533	(312)	221
Other intangibles	683	(312)	371

Total other intangible assets, subject to amortization	$7,545	$(4,984)	$2,561

        Identifiable intangible assets, subject to amortization, were as follows as of November 29, 2002:

	Cost	Accumulated Amortization	Net
Purchased technology	$26,129	$(14,958)	$11,171
Licensing agreements	175	(154)	21

Total purchased technology and licensing agreements	$26,304	$(15,112)	$11,192

Localization	$10,009	$(5,915)	$4,094
Trademarks	970	(730)	240
Other intangibles	740	(199)	541

Total other intangible assets, subject to amortization	$11,719	$(6,844)	$4,875

        Amortization expense related to identifiable intangible assets was $3.7 million and $7.3 million for the three and six months ended May 30, 2003. For the three and six months ended May 31, 2002, amortization expense related to identifiable intangible assets, including goodwill, was $6.8 million and $12.9 million, respectively. As of May 30, 2003, we expect amortization expense of the existing identifiable intangibles in future periods to be as shown below:

Fiscal year	Purchased Technology	Other Intangible Assets
Remainder of 2003	$4,217	$1,646
2004	5,516	688
2005	3,180	80
2006	535	18
2007	—	18
Thereafter	—	111

Total expected amortization expense	$13,448	$2,561

NOTE 4. OTHER ASSETS

        Other assets consisted of the following:

	May 30, 2003	November 29, 2002
Investments	$34,986	$35,617
Security deposits and other	3,973	4,145
Land deposit	3,398	3,323

Total other assets	$42,357	$43,085

        We own limited partnership interests in Adobe Ventures. The limited partnership investments are accounted for under the equity method, as contractually the partnerships are controlled by Granite

Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. As of May 30, 2003 and November 29, 2002, the estimated fair value of our investments in Adobe Ventures was $34.8 million and $34.9 million, respectively.

        In addition to these venture partnerships, we have direct investments in public and privately-held companies. In total, through May 30, 2003, we have invested $220.0 million through our Adobe Ventures and direct investments. As of May 30, 2003, net returns were $346.7 million, including stock dividends to stockholders and net gains in market value of investments.

NOTE 5. ACCRUED EXPENSES

        Accrued expenses consisted of the following:

	May 30, 2003	November 29, 2002
Accrued compensation and benefits	$66,048	$54,117
Sales and marketing allowances	9,996	7,371
Accrued restructuring	3,506	10,975
Other	78,392	62,565

Total accrued expenses	$157,942	$135,028

NOTE 6. RESTRUCTURING AND OTHER CHARGES

        In fiscal 2002, we implemented two restructuring plans. The first plan, implemented in the second quarter of fiscal 2002, was to eliminate 39 redundant sales and marketing positions held by Adobe employees worldwide as a result of the acquisition of Accelio. The restructuring included severance and related charges associated with the reduction in force and the cost of vacating a leased facility. Total restructuring and other charges were $1.6 million and the majority of these payments were paid in the second quarter of fiscal 2002. As of May 30, 2003, this restructuring plan was completed and there was no balance remaining in accrued restructuring.

        The second plan was implemented in the fourth quarter of fiscal 2002 and was designed to eliminate 239 engineering, sales and marketing and general and administrative positions worldwide in order to realign our resources for our future business plans. These plans include adding resources to support our ePaper enterprise business in fiscal 2003. We incurred a restructuring charge of $11.1 million, which included severance and related charges and charges related to the closure of a facility. The restructuring program is expected to be completed in fiscal 2003. As of May 30, 2003, the remaining accrued restructuring costs related to the second restructuring plan were $0.8 million.

        A summary of restructuring activities, for both plans, is as follows:

	Balance at November 29, 2002	Cash Payments	Balance at May 30, 2003
Severance and related charges	$3,817	$(3,137)	$680
Facilities	980	(839)	141

Total	$4,797	$(3,976)	$821

        In connection with our acquisition of Accelio in the second quarter of fiscal 2002, we recognized liabilities associated with a worldwide reduction in force of Accelio employees, transaction costs, costs related to closing redundant facilities and terminating contracts and other exit costs associated with the acquisition. During the six months ended May 30, 2003, we revised our estimate of certain costs associated with our acquisition of Accelio to reflect the nature of our remaining liabilities. The excess accrual was reversed and goodwill was reduced accordingly. As of May 30, 2003, $2.7 million remains accrued and comprises transaction, facilities and other exit costs. Transaction costs primarily relate to the liquidation of Accelio's subsidiaries, which is expected to take in excess of one year to complete. Facility costs relate to leases we assumed upon acquisition of Accelio and terminate through September 2006. Other exit costs relate to specifically identified contingent liabilities. The majority of the accrual will be paid through fiscal 2003.

        A summary of restructuring activities, related to our acquisition of Accelio, is as follows:

	Balance at November 29, 2002	Cash Payments	Adjustments to Goodwill	Balance at May 30, 2003
Severance and related charges	$647	$(507)	$(140)	$—
Transaction costs	627	(139)	(84)	404
Cost of closing redundant facilities	4,442	(1,550)	(1,027)	1,865
Contract termination costs	67	(74)	7	—
Other exit costs	395	(583)	604	416

Total	$6,178	$(2,853)	$(640)	$2,685

NOTE 7. STOCKHOLDERS' EQUITY

Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program, designed to minimize dilution from stock issuance primarily from employee stock plans, we have repurchased shares in the open market, have sold put warrants and purchased call options.

        As of May 30, 2003, no put warrants or call options remained outstanding under this plan. In addition, there were no open market repurchases during the quarter under this plan.

        Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. As of May 30, 2003, 15.7 million shares remained authorized for repurchase, based on net stock issuances less repurchases under this plan.

Stock Repurchase Program II—Additional Authorization above Dilution Coverage

        In March 2001, subject to certain business and cash flow requirements as determined by our Board of Directors from time to time, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. Under this program we repurchased 2.0 million shares. The authorization for the remaining 3.0 million shares expired on March 2, 2003.

        On September 25, 2002, subject to certain business and cash flow requirements as determined by our Board of Directors from time to time, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a three-year period. As of May 30, 2003, we had not made any purchases under this 5.0 million share repurchase program. This authorization will expire in September 2005.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

        We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2091.

        In September 2001, we entered into a real estate development agreement for the construction of an additional office building for our corporate headquarters in downtown San Jose, California. Under the agreement, the lessor will finance up to $117.0 million over a two-year period, toward the construction and associated costs of the building. As part of the agreement, we entered into a five-year lease beginning upon completion of the building, which is expected to be at the end of the calendar year 2003. We have the option to purchase the building at any time during the term for an amount equal to the lease balance. The agreement and lease are subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of May 30, 2003, we were in compliance with all covenants. In the case of a default, the lessor may terminate all remaining commitments and may demand we purchase the building for an amount equal to the current lease balance, or require we remarket or relinquish the building. The agreement qualifies for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13 ("SFAS 13"), "Accounting for Leases," and, as such, the building and the related obligation are not included on our balance sheet. At the end of the lease term, we can purchase the building for the lease balance, which will be approximately $117.0 million, remarket or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount of $103.0 million ("residual value guarantee").

        In August 1999, we entered into a five-year lease agreement for our other office buildings that currently comprise our corporate headquarters in San Jose, California. Under the agreement, we have the option to purchase the buildings at any time during the lease term for the lease balance, which is approximately $142.5 million. The lease is subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of May 30, 2003, we were in compliance with all covenants. In the case of a default the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. The agreement qualifies for operating lease accounting treatment under SFAS 13 and, as such, the buildings and the related obligation are not included on our balance sheet. At the end of the lease term, we can purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount of $132.6 million ("residual value guarantee").

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

        Adobe asserts that it negotiated for and obtained express, written licenses from both AMT and ITC approximately ten years ago permitting Adobe to allow end users to embed AMT and ITC fonts in electronic documents for "print and view" and disputes the other breach of contract claims. Adobe also asserts that Adobe Acrobat 5.0, which AMT and ITC correctly acknowledge has been superceded by subsequent versions, neither violates the DMCA nor induces or contributes to the infringement of copyrights in ITC's and AMT's TrueType font software.

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

        On November 13, 2002, ITC filed another suit against Adobe in the United States District Court for the Eastern District of Illinois, this time asserting that Adobe breached its contract with ITC and that ITC and not Adobe, owns the copyrights in font software created by Adobe which generates ITC typefaces. In December 2002, the California Action was dismissed in light of the two Illinois actions.

        If AMT or ITC prevails on its breach of contract claims, AMT or ITC may have the right to terminate Adobe's right to distribute any of its products that then still contain font software that generates AMT or ITC typefaces.

        The results of any litigation are inherently uncertain and AMT and ITC may assert other claims. Adobe cannot assure that it will be able to successfully defend itself against any of the actions described above. AMT and ITC seek an unspecified aggregate dollar amount of damages. A favorable outcome for AMT or ITC in these actions could have a material adverse effect on Adobe's business, financial condition and operating results. We believe that all of AMT's and ITC's claims are without merit and will vigorously defend against them in addition to pursuing our own claims as described above.

        On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc. and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled "Client-Server System Using Embedded Hypertext Tags For Application And Database Development." The Plaintiff's complaint asserts that "Defendants have infringed and continue to infringe, one or more claims of the "712 patent by making, using, selling and/or offering for sale, inter alia, products supporting Microsoft Active Server Pages technology." The plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for "willful infringement," and fees and costs. Adobe disagrees with the Plaintiff's claims and intends to vigorously defend against this action.

        On November 18, 2002, Plaintiffs Shell & Slate Software Corporation and Ben Weiss filed a civil action in the U.S. District Court in Los Angeles against Adobe alleging false designation of origin, trade secret misappropriation, breach of contract and other causes of action. The claim derives from the Plaintiffs' belief that the "healing brush" technique of Adobe Photoshop incorporates Plaintiffs' trade secrets. Plaintiffs seek preliminary and permanent injunctive relief, compensatory, treble and punitive damages and fees and costs. We believe that the action has no merit and intend to vigorously defend against it.

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

NOTE 9. FINANCIAL INSTRUMENTS

        In accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Economic Hedging—Hedges of Forecasted Transactions

        We use option and forward foreign exchange contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have maturities between one to twelve months. Such cash flow exposures result from portions of our forecasted revenues denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. We enter into these foreign exchange contracts to hedge forecasted product licensing revenue in the normal course of business and accordingly, they are not speculative in nature.

        We record changes in the fair value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the three and six months ended May 30, 2003, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

        The following table depicts the hedging activity for the three and six months ended May 30, 2003.

Gain (Loss) on Hedges of Forecasted Transactions:

		Income Statement
	Balance Sheet
		Three Months Ended May 30, 2003		Six Months Ended May 30, 2003
	As of May 30, 2003 Other Comprehensive Income
		Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Realized—Closed Transactions:
Realized net gain (loss) reclassified from other comprehensive income (loss) to revenue	$—	$(745)	$—	$(2,447)	$—
Realized net gain (loss) from the cost of purchased options and gains or losses from any ineffective portion of hedges	—	—	(513)	—	(1,545)
Recognized but Unrealized—Open Transactions:
Unrealized net gain(loss) remaining in other comprehensive income (loss)	1,202	—	—	—	—
Unrealized net gain(loss) from time value degradation and any ineffective portion of hedges	—	—	(792)	—	(1,661)

	$1,202	$(745)	$(1,305)	$(2,447)	$(3,206)

Interest Rate Hedging—Hedging of Interest Rate Sensitive Obligations

        We entered into interest rate swap agreements to manage our exposure to operating lease obligations that are tied to short-term interest rates (LIBOR). The swaps allow us to exchange variable interest rate payments for fixed interest rate payments, thereby securing a fixed payment amount for a portion of the total lease obligation of $142.5 million. As of May 30, 2003, we had entered into interest rate swaps to hedge the floating cash flow payments associated with $121.8 million of our outstanding lease obligations. The swaps mature at various dates through the third quarter of 2004, consistent with the expiration of the underlying facility lease. Under the swap agreements, we will receive a variable rate based on one month LIBOR and pay fixed rates ranging from 3.13% to 5.14%. The impact of these swaps will cap a portion of our rent expense at these levels.

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged. At May 30, 2003, the outstanding balance sheet hedging derivatives had maturities of 60 days or less.

Net Gain (Loss) Recognized in Other Income (Loss) Relating to Balance Sheet Hedging:

	Three Months Ended		Six Months Ended
	May 30, 2003	May 31, 2002	May 30, 2003	May 31, 2002
Gain on foreign currency assets and liabilities:
Realized net gain recognized in other income (loss)	$4,783	$3,379	$9,955	$505
Unrealized net gain recognized in other income (loss)	870	1,731	1,337	2,597

	5,653	5,110	11,292	3,102

Loss on foreign currency assets and liabilities:
Realized net loss recognized in other income (loss)	(2,465)	(3,602)	(6,328)	(1,584)
Unrealized net loss recognized in other income (loss)	(2,304)	(1,243)	(2,591)	(671)

	(4,769)	(4,845)	(8,919)	(2,255)

Net gain recognized in other income (loss)	$884	$265	$2,373	$847

NOTE 10. COMPREHENSIVE INCOME

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

        The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended		Six Months Ended
	May 30, 2003	May 31, 2002	May 30, 2003	May 31, 2002
Net income as reported	$64,246	$54,301	$118,471	$104,109
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on investments	2,332	(11,584)	1,594	(13,377)
Reclassification adjustment for earnings recognized during the period	453	12,629	3,591	5,860
Tax effect of above	(1,032)	(400)	(2,365)	2,892
Foreign currency translation adjustments	1,313	1,130	2,882	560
Net gain (loss) in derivative instruments, net of taxes	85	(7,166)	(2,258)	(6,429)

Other comprehensive income (loss)	3,151	(5,391)	3,444	(10,494)

Total comprehensive income, net of taxes	$67,397	$48,910	$121,915	$93,615

NOTE 11. NET INCOME PER SHARE

        Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive common equivalent shares, including unvested restricted common stock and stock options using the treasury stock method.

	Three Months Ended		Six months Ended
	May 30, 2003	May 31, 2002	May 30, 2003	May 31, 2002
Net income	$64,246	$54,301	$118,471	$104,109

Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	232,124	238,202	231,649	237,369
Dilutive common equivalent shares:
Unvested restricted stock	61	145	61	145
Stock options	7,052	9,340	5,710	8,844

Shares used to compute diluted net income per share	239,237	247,687	237,420	246,358

Basic net income per share	$0.28	$0.23	$0.51	$0.44

Diluted net income per share	$0.27	$0.22	$0.50	$0.42

NOTE 12. INDUSTRY SEGMENTS

        We have four reportable segments that offer different product lines: Digital Imaging and Video, Creative Professional, ePaper and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing, enhancing and sharing digital images and photographs, digital video and animations. The Creative Professional segment provides software for professional page layout, professional Web page layout, graphic and illustration creation, technical document publishing and business publishing. The ePaper segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, this segment provides complete server-based solutions for enterprises and government agencies in the areas of document generation, document collaboration and document process management. The OEM PostScript and Other segment include printing technology used to create and print simple or visually rich documents with precision.

        The accounting policies of the operating segments are the same as those described in Note 1 of our Notes to Condensed Consolidated Financial Statements. With the exception of goodwill, we do not identify or allocate our assets by operating segments. See Note 3 our Notes to Condensed Consolidated Financial Statements for the allocation of goodwill to our reportable segments.

        As noted in our 2002 Annual Report on Form 10-K, we realigned our business segments at the beginning of fiscal 2003. The following results are broken out by operating segments for the three and six month periods ended May 30, 2003 and May 31, 2002. The results for the three and six month period ended May 31, 2002 have been reclassified to reflect the realignment of the operating segments.

	Digital Imaging and Video	Creative Professional	ePaper	OEM PostScript and Other	Total
Three months ended May 30, 2003
Revenue	$95,362	$93,697	$108,098	$22,989	$320,146
Cost of revenue	8,706	5,121	7,972	1,557	23,356

Gross profit	$86,656	$88,576	$100,126	$21,432	$296,790

Gross profit as a percentage of revenues	91%	95%	93%	93%	93%
Three months ended May 31, 2002
Revenue	$130,585	$90,131	$75,591	$21,052	$317,359
Cost of revenue	8,547	9,452	5,737	1,397	25,133

Gross profit	$122,038	$80,679	$69,854	$19,655	$292,226

Gross profit as a percentage of revenues	93%	90%	92%	93%	92%
	Digital Imaging and Video	Creative Professional	ePaper	OEM PostScript and Other	Total
Six months ended May 30, 2003
Revenue	$191,544	$179,560	$198,982	$46,955	$617,041
Cost of revenue	17,244	11,381	14,084	3,009	45,718

Gross profit	$174,300	$168,179	$184,898	$43,946	$571,323

Gross profit as a percentage of revenues	91%	94%	93%	94%	93%
Six months ended May 31, 2002
Revenue	$214,415	$177,691	$149,582	$43,567	$585,255
Cost of revenue	14,165	18,472	10,332	3,161	46,130

Gross profit	$200,250	$159,219	$139,250	$40,406	$539,125

Gross profit as a percentage of revenues	93%	90%	93%	93%	92%

        A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three and six month periods ended May 30, 2003 and May 31, 2002 is as follows:

	Three Months Ended		Six Months Ended
	May 30, 2003	May 31, 2002	May 30, 2003	May 31, 2002
Total gross profit from operating segments above	$296,790	$292,226	$571,323	$539,125
Total operating expenses(a)	205,329	201,378	399,354	384,492

Total operating income	91,461	90,848	171,969	154,633
Other income (loss), net	319	(10,993)	(2,724)	(1,531)

Income before income taxes	91,780	$79,855	169,245	$153,102

(a)
Total operating expenses include research and development, sales and marketing, general and administrative, restructuring and other charges, acquired in-process research and development and amortization of purchased intangibles and for fiscal 2002, goodwill.

NOTE 13. SUBSEQUENT EVENT

      In May 2003, a stock option exchange program was initiated that allowed eligible employees to exchange options granted with an option price greater than $40 per share for a lesser number of new options, according to specified exchange ratios. The program excluded executive officers and members of the Board of Directors. The cancellation date for the program was June 16, 2003. On June 17, 2003 we accepted for cancellation, options to purchase approximately 7.1 million shares of common stock. Eligible employees, subject to their continued employment with Adobe on the grant date of the new options, will receive new options to purchase approximately 3.5 million shares of common stock in exchange for such cancelled options. The new options will have an exercise price equal to the fair market value of our common stock on the grant date, which will be at least six months and one day from June 16, 2003.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion (presented in millions, except share and per share amounts, and is unaudited) should be read in conjunction with the condensed consolidated financial statements and notes thereto.

        In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans and investing activities, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Performance." You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for fiscal 2002 and the other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2003. When used in this report, the words "expects," "could," "would," "may," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions, as well as statements regarding Adobe's focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Overview

        Founded in 1982, Adobe offers a line of software for consumers, businesses and creative professional customers. Our products enable customers to create, manage and deliver visually rich, compelling and reliable content. We license our technology to hardware manufacturers, software developers and service providers and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, VARs, systems integrators, ISVs and OEMs; direct to end users; and through our own website at www.adobe.com. We have operations in the Americas, EMEA and Asia. Our software runs on Microsoft Windows, Apple Macintosh, Linux, UNIX and various non-personal computer platforms, depending on the product.

Revenue

	Three Months Ended			Six Months Ended
	May 30, 2003	May 31, 2002	Percent Change	May 30, 2003	May 31, 2002	Percent Change
Product	$314.1	$316.3	(1)%	$604.9	$584.2	4%
Percentage of total revenues	98%	100%		98%	100%
Services and support	6.0	1.1	* %	12.1	1.1	* %
Percentage of total revenues	2%	*		2%	*

Total revenues	$320.1	$317.4	1%	$617.0	$585.3	5%

*
Percentage is not meaningful.

        We have four reportable segments that offer different product lines: Digital Imaging and Video, Creative Professional, ePaper and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing, enhancing and sharing digital images and photographs, digital video and animations. The Creative Professional segment provides software for professional page layout, professional Web page layout, graphic and illustration creation, technical document publishing and business publishing. The ePaper segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, this segment provides complete server-based solutions for enterprises and government agencies in the areas of document generation, document collaboration and document process management. The OEM PostScript and Other segment includes printing technology used to create and print simple or visually rich documents with precision.

        Services and support is composed of professional services (such as consulting services and training) and support (such as maintenance and technical support) primarily related to the licensing of our ePaper Server Solution products. Professional services revenue is recognized using the percentage of completion method and is measured monthly based on input measures, such as on hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. A significant portion of our support revenue comprises our extended Enterprise Maintenance and Support offerings, which entitles customers to receive product upgrades and enhancements during the term of the maintenance and support period, which is typically one year. Our support revenue also includes support for our desktop products whereby we offer a range of support programs, from fee-based incident to annual support contracts and Developer Support to partners and developer organizations.

	Three Months Ended			Six Months Ended
	May 30, 2003	May 31, 2002	Percent Change	May 30, 2003	May 31, 2002	Percent Change
Digital Imaging and Video	$95.3	$130.6	(27)%	$191.5	$214.4	(11)%
Percentage of total revenues	30%	41%		31%	37%
Creative Professional	93.7	90.1	4%	179.5	177.7	1%
Percentage of total revenues	29%	28%		29%	30%
ePaper(1)	108.1	75.6	43%	199.0	149.6	33%
Percentage of total revenues	34%	24%		32%	26%
OEM Postscript and Other	23.0	21.1	9%	47.0	43.6	8%
Percentage of total revenues	7%	7%		8%	7%

Total revenues	$320.1	$317.4	1%	$617.0	$585.3	5%

(1)
The ePaper segment includes professional services and support revenue.

        Revenue from our Digital Imaging and Video segment decreased in the three and six month period ended May 30, 2003 compared to the three and six months ended May 31, 2002 primarily due to a decrease in revenues from our digital imaging software products. The decrease in revenues from our digital imaging software products was mainly attributable to product lifecycle timing. There were no notable fluctuations in revenue from our digital video products.

        Revenue from our Creative Professional segment increased slightly in the three and six months ended May 30, 2003 compared to the three and six months ended May 31, 2002. The increase for the three and six months ended May 30, 2003 was primarily due to a 44% and 45% increase in revenues, respectively, from our professional page layout products and our collection of products servicing this marketplace. These increases, due to the combination of an overall increase in customer demand for these products and our planned migration of customers from our business publishing products, were offset by a decrease in revenues from our illustration, web publishing and business publishing products. During the three and six months ended May 30, 2003, we experienced a 15% and 17% decrease in revenues, respectively, from our illustration and web publishing products primarily due to product lifecycle timing. Revenue from our business publishing products also declined 17% and 21% in the three and six months ended May 30, 2003, respectively, due to our planned migration of customers to our professional page layout products and product lifecycle timing.

        Revenue from our ePaper segment increased during the three and six months ended May 30, 2003 as compared to the three and six months ended May 31, 2002 and was primarily due to new releases of our Acrobat desktop products during the quarter ended May 30, 2003. Overall, we experienced a 31% and 20% increase in revenues, respectively, for the three and six months ended May 30, 2003, from our Acrobat desktop products. Additionally, our ePaper segment revenue increased during the three and six months ended May 30, 2003 due to the licensing of our ePaper Server Solutions products and the professional services and support revenue associated with these products. The increase in revenue generated from our ePaper Server Solutions products and associated professional services and support was primarily attributable to the acquisition of Accelio during the second quarter of fiscal 2002. The second quarter of fiscal 2003 represents a full quarter of revenue generated from our ePaper Server Solutions products as compared to a partial quarter in fiscal 2002. There were no notable declines in revenue in this segment.

        Revenue from our OEM PostScript and Other segment increased during the three and six months ended May 30, 2003 as compared to the three and six months ended May 31, 2002 due to increased royalties from our OEM customers.

	Three Months Ended			Six Months Ended
	May 30, 2003	May 31, 2002	Percent Change	May 30, 2003	May 31, 2002	Percent Change
Americas	$157.4	$158.0	*	$303.9	$282.1	8%
Percentage of total revenues	49%	50%		49%	48%
EMEA	86.6	82.2	5%	175.9	157.1	12%
Percentage of total revenues	27%	26%		29%	27%
Asia	76.1	77.2	(1)%	137.2	146.1	(6)%
Percentage of total revenues	24%	24%		22%	25%

Total revenues	$320.1	$317.4	1%	$617.0	$585.3	5%

*
Percentage is not meaningful.

        Revenue in the Americas decreased slightly during the three months ended May 30, 2003 as compared to the three months ended May 31, 2002, but increased during the six months ended May 30, 2003 as compared to the six months ended May 31, 2002. The increase during the six months ended May 30, 2003 was due to the strength of our ePaper desktop and server products and professional page layout products. Revenue in EMEA increased for the three and six months ended May 30, 2003 as compared to the three and six months ended May 31, 2002 due to the strength of our ePaper desktop and server products, our professional page layout products and our digital imaging products. Additionally, revenues in EMEA increased due to the overall strength of the euro. Revenues in Asia decreased during the six months ended May 30, 2003 as compared to the six months ended May 31, 2002 primarily due to the product lifecycle timing of our digital imaging products.

        Total application platform mix (excluding platform independent and UNIX revenues) for the three months ended May 30, 2003 was split 73% on Windows and 27% on Macintosh as compared to 69% and 31%, respectively, for the three months ended May 31, 2002.

        Our global channel inventory position continues to be within company policy. For related discussion, see "Revenue Recognition" in Critical Accounting Policies.

Cost of revenue

	Three Months Ended			Six Months Ended
	May 30, 2003	May 31, 2002	Percent Change	May 30, 2003	May 31, 2002	Percent Change
Product	$20.2	$23.8	(15)%	$39.6	$44.8	(12)%
Percentage of total revenues	6%	8%		6%	8%
Services and support	3.1	1.3	* %	6.1	1.3	* %
Percentage of total revenues	1%	*		1%	*

Total revenues	$23.3	$25.1	(7)%	$45.7	$46.1	(1)%

*
Percentage is not meaningful.

        Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies and costs associated with the manufacturing of our products. In the three and six months ended May 31, 2002, cost of product revenue also included hosted server costs associated with the Adobe Design Team.

        Cost of product revenue decreased in the three and six months ended May 30, 2003 as compared to the three and six months ended May 31, 2002 primarily due to the configuration of our revenue mix. During the three and six months ended May 30, 2003, we received higher licensing revenue versus shrink-wrapped product revenue, compared to the same periods last year, which resulted in lower material costs.

        Cost of services and support revenue is composed primarily of employee-related costs and the related infrastructure costs incurred to provide consulting services, training and product support.

        Cost of services and support revenue increased in the three and six months ended May 30, 2003 as compared to the three and six months ended May 31, 2002 due solely to the acquisition of Accelio during the second quarter of fiscal 2002.

Operating expenses

	Three Months Ended			Six Months Ended
	May 30, 2003	May 31, 2002	Percent Change	May 30, 2003	May 31, 2002	Percent Change
Research and development	$69.1	$62.9	10%	$135.1	$122.2	1 1%
Percentage of total revenues	22%	20%		22%	21%

        Research and development expenses consist of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

        Research and development expenses increased in the three and six months ended May 30, 2003 as compared to the three and six months ended May 31, 2002. Of the 10% total increase for the three months ended May 30, 2003, 4% was due to compensation and related benefits associated with headcount growth and higher incentive compensation and 3% was due to an accrual for undetected bugs for major product releases. The remaining 3% increase was due to various individually insignificant fluctuations. Of the 11% total increase for the six months ended May 30, 2003, 5% was due to compensation and related benefits associated with headcount growth and higher incentive compensation and the remaining 6% was due to various individually insignificant fluctuations.

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

	Three Months Ended			Six Months Ended
	May 30, 2003	May 31, 2002	Percent Change	May 30, 2003	May 31, 2002	Percent Change
Sales and marketing	$105.7	$103.9	2%	$203.7	$193.2	5%
Percentage of total revenues	33%	33%		33%	33%

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

        Sales and marketing expenses increased during the three and six months ended May 30, 2003 as compared to the three and six months ended May 31, 2002. Of the 2% total increase for the three months ended May 30, 2003, there was a 9% cumulative increase in compensation and related benefits associated with headcount growth, higher incentive compensation and higher sales commissions and a 2% cumulative increase in customer service and technical support costs and professional fees. These increases were offset by 10% due to a decrease in marketing costs related to product launches in the second quarter of fiscal 2003 when compared to product launches in the second quarter of fiscal 2002. Of the 5% total increase for the six months ended May 30, 2003, there was a 9% cumulative increase in compensation and related benefits associated with headcount growth, higher incentive compensation and higher sales commissions and a 3% cumulative increase in customer service and technical support costs and professional fees. These increases were offset by 8% due to a decrease in marketing costs related to product launches in the first two quarters of 2003 when compared to product launches in first two quarters of fiscal 2002.

	Three Months Ended			Six Months Ended
	May 30, 2003	May 31, 2002	Percent Change	May 30, 2003	May 31, 2002	Percent Change
General and administrative	$30.5	$29.1	5%	$60.5	$54.7	11%
Percentage of total revenues	10%	9%		10%	9%

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

        General and administrative expenses increased during the three and six months ended May 30, 2003 as compared to the three and six months ended May 31, 2002. Of the 5% total increase for the three months ended May 30, 2003, 13% was due to an increase in compensation and related benefits associated with headcount growth and higher incentive compensation, which includes 5% due to an increase in health insurance costs. These increases were partially offset by 5% due to a decrease in depreciation related to assets that were written off in the prior fiscal year. Of the 11% total increase for the six months ended May 30, 2003, 13% was due to an increase in compensation and related benefits associated with headcount growth and higher incentive compensation, which includes 4% due to an increase in health insurance costs.

These increases were partially offset by 4% due to a decrease in depreciation related to assets that were written off in the prior fiscal year.

	Three Months Ended			Six Months Ended
	May 30, 2003	May 31, 2002	Percent Change	May 30, 2003	May 31, 2002	Percent Change
Restructuring and other charges	$—	$1.6	*	$—	$1.6	*
Percentage of total revenues	*	1%		*	*

*
Percentage is not meaningful.

        In the second quarter of fiscal 2002, we implemented a restructuring program to eliminate 39 redundant sales and marketing positions held by Adobe employees worldwide as a result of the acquisition of Accelio. The restructuring included severance and related charges associated with the reduction in force and the cost of vacating a leased facility.

	Three Months Ended			Six Months Ended
	May 30, 2003	May 31, 2002	Percent Change	May 30, 2003	May 31, 2002	Percent Change
Acquired in-process research and development	$—	$0.4	*	$—	$5.8	*
Percentage of total revenues	*	*		*	1%

*
Percentage is not meaningful.

        In April 2002, we acquired 100% of the outstanding common stock of Accelio. Accelio was a provider of Web-enabled solutions that helped customers manage business processes driven by electronic forms. As a result of this acquisition we recorded a charge of $0.4 million for in-process research and development.

        In December 2001, we acquired Fotiva. Fotiva was a development stage software company that created solutions to help consumers manage, store, enrich and share digital photographs and other related personal media. In connection with the acquisition, substantially all of the purchase price of $5.4 million cash was allocated to in-process research and development and expensed at the time of acquisition due to the in-process state of the technology. At the date we acquired Fotiva, it was estimated that 50% of the development effort had been completed and that the remaining 50% of the development effort would take approximately eleven months to complete. The efforts required to complete the development of the technology primarily included finalization of coding, internationalization and extensive quality assurance testing. We developed a new product, Adobe Photoshop Album, which we released in the first quarter of fiscal 2003 using Fotiva's image management technology with our digital imaging and ePaper technologies.

	Three Months Ended			Six Months Ended
	May 30, 2003	May 31, 2002	Percent Change	May 30, 2003	May 31, 2002	Percent Change
Amortization of goodwill and purchased intangibles	$—	$3.5	*	$—	$7.1	*
Percentage of total revenues	*	1%		*	1%

*
Percentage is not meaningful.

        In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill is no longer amortized. Instead, the goodwill associated with past and any future acquisitions is reviewed annually for impairment.

        During the second quarter of fiscal 2003, we assessed our goodwill for impairment. This assessment did not result in an impairment of goodwill.

        Amortization of goodwill and purchased intangibles in the three and six months ended May 31, 2002 primarily relates to the acquisitions of Glassbook, Inc. and GoLive.

Non-operating income

	Three Months Ended			Six Months Ended
	May 30, 2003	May 31, 2002	Percent Change	May 30, 2003	May 31, 2002	Percent Change
Investment loss	$(3.6)	$(13.7)	74%	$(10.3)	$(9.2)	(12)%
Percentage of total revenues	(1)%	(4)%		(2)%	(2)%
Interest and other income	3.9	2.7	42%	7.5	7.7	(2)%
Percentage of total revenues	1%	1%		1%	1%

Total non-operating income (loss)	$0.3	$(11.0)	103%	$(2.7)	$(1.5)	(78)%

        Investment gain (loss) consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable equity securities and equity method gains and losses of Adobe Ventures.

        During the three months ended May 30, 2003, investment losses included losses related to our Adobe Ventures and our cost method investments totaling $3.6 million. During the six months ended May 30, 2003, investment losses included write-downs due to other-than-temporary declines in value of $3.9 million related to our short-term investments in Viewpoint Corporation, Salon Media Group, Inc. and Virage, Inc. Investment losses also included losses related to our Adobe Ventures and our cost method investments totaling $7.2 million. These losses were partially offset by gains from the sale of our marketable equity securities of $0.8 million.

        During the three and six months ended May 31, 2002, investment losses included other-than-temporary write-downs of $8.8 million and $8.9 million, respectively, related to our short-term investments, primarily those in DigitalThink, Inc., Avantgo, Inc., and Virage, Inc. We also recorded net investment losses totaling $5.2 million and $7.4 million during the three and six months ended May 31, 2002, respectively, related to our Adobe Ventures and cost method investments. These investment losses were partially offset by investment gains totaling $0.3 million and $7.1 million, respectively, from the sale of our marketable equity securities.

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

        Interest income increased in the three months ended May 30, 2003 compared to the three months ended May 31, 2002 primarily due to better results on foreign currency hedging. Overall, interest income decreased in the six months ended May 30, 2003 compared to the six months ended May 31, 2002 primarily due to lower interest rates and less realized gains from the sale of fixed income securities.

Provision for income taxes

	Three Months Ended			Six Months Ended
	May 30, 2003	May 31, 2002	Percent Change	May 30, 2003	May 31, 2002	Percent Change
Provision for income taxes	$27.5	$25.6	8%	$50.8	$49.0	4%
Percentage of total revenues	9%	8%		8%	8%
Effective tax rate	30%	32%		30%	32%

        Our effective tax rate decreased in the three and six months ended May 30, 2003 compared to the three and six months ended May 31, 2002 due to the benefits associated with the structure of our international operations.

Factors That May Affect Future Performance

        We believe that in the future our results of operations could be affected by various factors, including:

  •
  general economic or political conditions in any of the major countries in which we do business

  •
  delays in development or shipment of our new products or major new versions of existing products

  •
  difficulties in transitions to new markets, including the enterprise, government and consumer markets

  •
  introduction of new products by existing and new competitors, particularly Microsoft

  •
  changes to our distribution channel

  •
  inability to attract and retain key personnel

  •
  lack of market acceptance of new products and upgrades

  •
  changes in demand for application software, computers and printers

  •
  sales price adjustments

  •
  intellectual property disputes and litigation

  •
  industry transitions to new business models

  •
  renegotiation or termination of royalty or intellectual property licensing arrangements

  •
  changes in accounting rules

  •
  market risks associated with our equity investments (as discussed later under "Quantitative and Qualitative Disclosures about Market Risk")

        We periodically provide operating model targets for revenue, gross margin, operating expenses, operating profit, other income, tax rate, share count and earnings per share. We use these targets to assist us in making decisions about our allocation of resources and investments, not as predictions of future results. The targets reflect a number of assumptions, including assumptions about:

  •
  product pricing and demand

  •
  economic and seasonal trends

  •
  manufacturing costs and volumes

  •
  the mix of application products and licensing revenue, full and upgrade products, distribution channels and geographic areas

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

        Also, as we seek to further broaden our customer base in the enterprise, government and consumer markets, we may not successfully adapt our application software licensing and distribution channels to these changes, which could cause our operating results to suffer. We also may not be successful in developing the necessary relationships with enough significant systems integrators to succeed with these new customer bases. Additionally, these new markets may result in higher costs and higher acceptance and warranty risks than our other markets.

        We plan to recruit key talent for our future growth, especially to support our enterprise business. Competition for such high-quality personnel, especially highly-skilled engineers, is extremely intense. Our ability to effectively manage this growth will require us to continue to improve our operational and financial controls and information management systems; otherwise our business could be seriously harmed. We rely on our ability to grant stock options in order to recruit and retain highly skilled employees in a competitive environment. If we are unable to provide adequate equity compensation incentives to effectively recruit and retain talented employees, our business may be harmed.

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

        We offer our application-based products primarily on Windows and Macintosh platforms and on some UNIX platforms. We generally offer our server-based products, but not desktop products, on the Linux platform as well as the three platforms mentioned above. To the extent that there is a slow-down of customer purchases of personal computers on either the Windows or Macintosh platform or in general, or to the extent that significant demand arises for our products or competitive products on the Linux desktop platform before we choose and are able to offer our products on this platform, our business could be harmed.

        We distribute our application products primarily through distributors, resellers, retailers and increasingly, systems integrators, ISVs and VARs (collectively referred to as "distributors"). A significant amount of our revenue for application products is from two distributors. In addition, our channel program now focuses our efforts on larger distributors, which has resulted in our dependence on a relatively small number of distributors licensing a large amount of our products. Our distributors sell our competitors' products; if our distributors favor our competitors' products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales which would cause our results to suffer. In addition, the financial health of these distributors and our continuing relationships with them are becoming more important to our success. Some of these distributors may be unable to withstand changes in business conditions. Our business could be seriously harmed if the financial condition of some of these distributors substantially weakens.

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

        Although revenue from our OEM PostScript and Other segment experienced a 9% and 8% increase in the three and six months ended May 30, 2003 compared to the three and six months ended May 31, 2002, respectively, we expect revenue from this segment to decline in the future. Our overall business may be harmed if the magnitude of the decline significantly exceeds our expectations. The continuing weakness in the economy is contributing to pressure on the average selling price of printers, which may result in the reduction of our royalty arrangements or the adoption by an OEM of alternative technology. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us. If a current major customer decided to incorporate a clone version instead of Adobe PostScript technology, it could harm our business.

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

        Our quarterly revenues and operating results are difficult to forecast and are likely to fluctuate substantially from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

  •
  delays in development or shipment of our new products or major new versions of existing products;

  •
  any seasonality of technology purchases in our geographical markets;

  •
  difficulties in transitions to new markets, including the enterprise and government markets

  •
  any delays in recognizing revenue on any transaction;

  •
  any changes in general economic conditions

  •
  changes in our pricing policies or the policies of our competitors

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

        In particular, new FASB guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. It is possible that in the future, we may incur less frequent, but larger, impairment charges related to goodwill we have already recorded, as well as goodwill arising out of potential future acquisitions. See "Recent Accounting Pronouncements" in Note 1 of our Notes to Condensed Consolidated Financial Statements for more information on this new FASB pronouncement. Changes to these rules or the questioning of current practices may have a significant adverse effect on our reported financial results or in the way in which we conduct our business. See the discussion under "Critical Accounting Policies" below for additional information about our critical accounting policies and some risks associated with these policies.

        We hold equity investments in public companies that have experienced significant declines in market value. We also have investments and may continue to make future investments, in several privately held companies, many of which are considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products these companies have under development is typically in the early stages and may never materialize. Our investment activities can impact our net income. We recorded pre-tax losses from marketable securities and other investments in privately held companies of $3.6 million and $10.3 million in the three and six months ended May 30, 2003 compared to pre-tax losses of $13.7 million and $9.2 million in the three and six months ended May 31, 2002. These amounts reflect realized losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable equity securities and net investment losses related to investments in Adobe Ventures and our cost method investments. In fiscal 2003 and 2002, decreases in the market prices of our marketable equity securities resulted in decreases in our pre-tax income. Future price fluctuations in these securities and any significant long-term declines in value of any of our investments could reduce our net income in future periods. We are uncertain of future investment gains and losses, as they are primarily dependent upon the operations of the underlying investee companies.

        Due to the factors noted above, our future earnings and stock price may be subject to volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings or any delay in the release of any product or upgrade compared to analysts' or investors' expectations has caused and could cause in the future an immediate and significant decline in the trading price of our common stock. Additionally, we may not learn of such shortfalls or delays until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock. Finally, we participate in a highly dynamic industry. In addition to factors specific to us, changes in analysts' earnings estimates for us or our industry and factors affecting the corporate environment, our industry, or the securities markets in general will often result in volatility of our common stock price.

Critical Accounting Policies

        We have identified the following as critical accounting policies to our company: revenue recognition, accounting for our marketable and non-marketable fixed income and equity securities, accounting for leases of property and equipment and accounting for income taxes.

Revenue Recognition

        We recognize application products revenue upon shipment, net of estimated returns, provided collection is determined to be probable and no significant obligations remain. Application products revenue from distributors is subject to agreements allowing limited rights of return, rebates and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors.

        We provide free technical phone support to customers for our shrink-wrapped application products under warranty. We record the estimated cost of free technical phone support upon shipment of software.

        We also license software in multiple element arrangements in which a customer purchases a combination of software, PCS and professional services. PCS, or maintenance, includes rights to upgrades, when and if available, telephone support, updates and enhancements. Professional services relate to consulting services and training. When VSOE of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. We determine VSOE of fair value of PCS based on renewal rates for the same term PCS. Revenue allocated to PCS is recognized ratably over the contractual term (typically one to two years). In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming delivery has occurred and collection is probable.

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

        Deferred revenue also includes customer advances under OEM licensing agreements and maintenance revenue. In cases where we provide a specified free upgrade to an existing product, we defer revenue until the future obligation is fulfilled or when the right to the specified free upgrade expires.

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

        Our long-term investments include investments in privately held companies we make either directly or indirectly through Adobe Ventures. In addition to the potential for financial returns, our venture activities often increase our knowledge of emerging markets and technologies, as well as expand our opportunities to provide Adobe products and services. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        The investments in Adobe Ventures are accounted for using the equity method of accounting and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss)

and dividend distributions. Under the terms of the partnership agreements, the general partner has the sole and exclusive right to manage and control the partnerships. Adobe as the limited partner has certain rights, including the ability to approve the replacement of the general partner and investments that exceed certain established parameters. However, these rights are considered to be protective rights and do not suggest an ability to control the partnerships. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment gain (loss) on our consolidated statements of income. The stock of a number of technology investments held by Adobe Ventures at May 30, 2003 is not publicly traded and, therefore, there is no established market for these securities. In order to determine the fair market value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates of current market value made by Granite Ventures. It is our policy to review the fair value of these investments held by Adobe Ventures on a regular basis to evaluate the carrying value of the investments in these companies. This evaluation includes, but is not limited to, reviewing each company's cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is in excess of fair value, it is our policy to record a reserve to reduce the carrying value to fair value. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

        We recognize realized gains and losses upon sale or maturity of these investments using the specific identification method. For further information on our long-term investments, please refer to Note 1 of our Notes to Condensed Consolidated Financial Statements.

Accounting for Leases of Property and Equipment

        We entered into two operating lease agreements in 1999 and 2001 (the latter for a building currently under construction) related to our headquarter office buildings in San Jose, California. The agreements qualify for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13 ("SFAS 13"), "Accounting for Leases," and, as such, the buildings are not included on our balance sheet. According to SFAS 13, a lease is classified as operating if it does not meet any of the following criteria at its inception: 1) the lease transfers ownership of the property to the lessee at the end of the lease term, 2) the lease contains a bargain purchase option, 3) the lease term is equal to 75% or more of the economic life of the leased property or 4) the present value of the minimum lease payments equals or exceeds 90% of the fair value of the leased property. These agreements are subject to standard covenants, including liquidity, leverage and profitability ratios that are reported to the lessors quarterly. We believe we will be able to meet our obligations under the agreements, but if we default on our commitments and are unable to remedy the default quickly enough, the lessors may terminate all remaining commitments and they may demand we purchase the buildings for an amount equal to the current lease balance, or require that we remarket or relinquish the buildings. If we are required to purchase the buildings and do not elect to refinance, this will substantially decrease our cash available for working capital and we will have to record the value of the buildings on our balance sheet. If we remarket or relinquish the buildings, this could require us to find alternate facilities on terms that may not be as favorable as the current arrangement. As of May 30, 2003, we were in compliance with all covenants. For further information on these leases, please refer to Note 8 of our Notes to Condensed Consolidated Financial Statements.

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

Employee Stock Options

Option Program Description

        Our stock option program is a broad-based, long-term retention program that is intended to attract, retain and provide performance incentives for talented employees, officers and directors and to align stockholder and employee interests. In April 2003, the 2003 Equity Incentive Plan ("2003 Plan") was approved by our stockholders which replaced 1) the 1994 Stock Option Plan ("1994 Plan"), under which officers and key employees were granted options to purchase shares of our stock and 2) the 1999 Equity Incentive Plan ("1999 Plan"), our broad-based plan under which options could be granted to all employees, excluding executive officers, and outside consultants. Currently we grant options from the 1) 2003 Plan, under which options could be granted to all employees, including executive officers, and outside consultants and 2) the 1996 Outside Directors Stock Option Plan, as amended, under which options are granted automatically under a pre-determined formula to non-employee directors. In addition, our stock option program includes the Adobe 1984 Stock Option Plan, as amended, and the Aldus 1984 Restated Stock Option Plan from which we currently do not grant options. The plans listed above are collectively referred to in the following discussion as "the Plans." We consider the Plans critical to our operation and productivity; essentially all of our employees participate. Option vesting periods are generally three years for all of the Plans.

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

        Additionally, we initiated a stock option exchange program in May 2003. The option exchange program ended subsequent to May 30, 2003 and thus the results of the program are not reflected in the tables shown below. See Note 13 in our Notes to Condensed Consolidated Financial Statements for further information regarding our stock option exchange program.

Distribution and Dilutive Effect of Options

        The table below provides information about stock options granted, for the six months ended May 30, 2003 and the fiscal year 2002, to our Chief Executive Officer and our four other most highly compensated executive officers, as identified in our 2003 Proxy Statement. This group is referred to as the Named Executive Officers. Please refer to the section headed "Stock Option Exercises and Option Holdings" below for the Named Executive Officers.

        Employees, Directors and Named Executive Officers Option Grants:

	Six Months Ended May 30, 2003	Year Ended November 29, 2002
Net grants during the period as % of outstanding shares(1)	* %	3%
Net grants to Named Executive Officers during the period as % of total options granted	0%	21%
Net grants to Named Executive Officers during the period as % of outstanding shares	0%	1%
Cumulative options held by Named Executive Officers as % of total options outstanding	15%	15%

*
Percentage is not meaningful.

(1)
"Net grants" equals the sum of the number of shares subject to options granted during the specified period reduced by the number of shares subject to options which were canceled or otherwise terminated during such period. Net grants as a percentage of outstanding shares are based on 233 million shares and 232 million shares of our common stock outstanding as of May 30, 2003 and November 29, 2002, respectively.

General Option Information

Summary of Option Activity

	Six Months Ended May 30, 2003			Year Ended November 29, 2002
	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Beginning of period	5,566,971	57,847,050	$35.64	12,818,238	54,284,317	$36.66
Granted	(1,219,300)	1,219,300	30.70	(11,973,680)	11,973,680	28.77
Exercised	—	(2,182,791)	18.35	—	(3,688,534)	15.99
Canceled	1,578,653	(1,583,591)	42.73	4,722,413	(4,722,413)	45.20
Expired	(6)	—	—	—	—	—

End of period	5,926,318	55,299,968	$36.01	5,566,971	57,847,050	$35.64

        The following table sets forth a comparison as of May 30, 2003, of the number of shares subject to our options whose exercise prices were at or below the closing price of our common stock on May 30, 2003

("In-the-Money" options) to the number of shares subject to options whose exercise prices were greater than the closing price of our common stock on such date ("Out-of-the-Money" options):

In-the-Money and Out-of-the-Money Option Information as of May 30, 2003(1)

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money	12,689,611	18,181,277	30,870,888	56%
Out-of-the-Money	20,246,025	4,183,055	24,429,080	44%

Total Options Outstanding	32,935,636	22,364,332	55,299,968	100%

(1)
The closing price of our common stock was $35.32 on May 30, 2003, as reported by the Nasdaq National Market.

Executive Option Grants

        We did not grant any stock options to our Named Executive Officers in the three and six months ended May 30, 2003.

Stock Option Exercises and Option Holdings

        The following table shows stock options exercised by the Named Executive Officers in the six months ended May 30, 2003, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of May 30, 2003, is shown. Also reported are the values for "In-the-Money" options. The dollar amounts shown in the "In-the-Money" column represent the positive spread between the exercise price of any such existing stock options and closing price as of May 30, 2003 of our common stock.

Option Exercises and Remaining Holdings of Named Executive Officers, Year to Date as of May 30, 2003 (in actual dollars)

			Number of securities underlying unexercised options at May 30, 2003
					Value of unexercised in-the-money options at May 30, 2003(2)
	Number of shares acquired upon exercise
Name
		Value realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce R. Chizen	150,000	$1,609,500	1,638,657	1,370,834	$1,658,393	$11,251,303
Shantanu Narayen	80,000	1,680,360	946,532	804,168	1,937,447	6,527,875
Murray J. Demo	—	—	766,616	734,376	1,596,883	5,897,008
Jim Stephens	138,537	1,464,919	457,922	492,709	31	3,968,000
Bryan Lamkin	—	—	697,104	477,084	1,182,653	3,837,219

(1)
The "value realized" represents the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. See related Section 16 filings for detailed information on dispositions of shares.

(2)
Option values are based on $35.32, the closing price of our common stock on May 30, 2003, as reported by the Nasdaq National Market.

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans as of May 30, 2003, including Adobe's 1984 Stock Option Plan, as amended, 1994 Plan, 1996 Outside Directors Stock Option Plan, as amended, 1997 Employee Stock Purchase Plan, 1999 Plan, 2003 Plan and our common stock that may be issued under our 1994 Performance and Restricted Stock Plan.

	Equity Compensation Plan Information
Plan Category(1)	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders(3)	55,282,342	$36.02	23,613,385	(2)

(1)
The information presented in this table excludes options assumed by the Company in connection with acquisitions of other companies. As of May 30, 2003, 0.02 million shares of our common stock were issuable upon the exercise of these assumed options, at a weighted average exercise price of $6.16 per share.

(2)
Includes 14.9 million shares that are reserved for issuance under the 1997 Employee Stock Purchase Plan.

(3)
Includes 36,637,768 options with a weighted average exercise price of $39.18 that are outstanding under the 1999 Plan which did not require stockholder approval. This plan was replaced by the 2003 Plan which was approved by the stockholders in April 2003.

LIQUIDITY AND CAPITAL RESOURCES

	May 30, 2003 (unaudited)	November 29, 2002 (audited)	Percent Change
Cash, cash equivalents and short-term investments	$782.6	$617.7	27%
Working capital	$553.2	$436.9	27%
Stockholders' equity	$806.9	$674.3	20%

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

        Net cash provided by operating activities was $207.4 million for the six months ended May 30, 2003, an increase of $60.6 million from the $146.8 million provided for the six months ended May 31, 2002. Cash provided by operating activities, in the six months ended May 30, 2003, primarily comprised net income, net of non-cash related expenses of $55.3 million, and increases in accrued expenses, income taxes payable and deferred revenue. Accrued expenses increased primarily due to incentive compensation related costs, sales and marketing programs and warranty expenses. Income taxes payable increased due to an increase in taxable income. Deferred revenue increased primarily due to increased maintenance obligations. These increases were primarily offset by an increase in accounts receivable and other current assets and a decrease in accrued restructuring. Accounts receivable increased primarily due to increased sales at the end of the second quarter of fiscal 2003.

        Net cash used for investing activities was $250.9 million for the six months ended May 30, 2003, an increase of $109.9 million from the $141.1 million used in the six months ended May 31, 2002. Net cash used for investing activities, in the six months ended May 30, 2003, primarily comprised net purchases of short-term investments, property and equipment and certain technology assets of Syntrillium. See Note 2 of our Notes to Condensed Consolidated Financial Statements for information regarding the purchase of technology assets of Syntrillium. We expect to continue to invest in short-term investments and purchase additional property and equipment to support our growth.

        Net cash used for financing activities was $1.2 million in the six months ended May 30, 2003, an increase of $7.5 million from the $6.4 million provided in the six months ended May 31, 2002. Net cash used for financing activities primarily comprised the payment of dividends.

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

        We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support and administrative staff. Furthermore, cash reserves may be used to purchase treasury stock and strategically acquire companies, products or technologies that are complementary to our business.

        We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for the second quarter of fiscal 2003. Under the terms of our lease agreements, we are not prohibited from paying cash dividends unless an event of default has occurred or we do not meet certain financial ratios. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition and other factors.

  Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program, designed to minimize dilution from stock issuance primarily from employee stock plans, we have repurchased shares in the open market, have sold put warrants and purchased call options.

        As of May 30, 2003, no put warrants or call options remained outstanding under this plan. In addition, there were no open market repurchases during the quarter under this plan.

        Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. As of May 30, 2003, 15.7 million shares remained authorized for repurchase, based on net stock issuances less repurchases under this plan.

  Stock Repurchase Program II—Additional Authorization above Dilution Coverage

        In March 2001, subject to certain business and cash flow requirements as determined by our Board of Directors from time to time, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. Under this program we repurchased 2.0 million shares. The authorization for the remaining 3.0 million shares expired on March 2, 2003.

        On September 25, 2002, subject to certain business and cash flow requirements as determined by our Board of Directors from time to time, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a three-year period. As of May 30, 2003, we had not made any purchases under this 5.0 million share repurchase program. This authorization will expire in September 2005.

Commitments

        Our principal commitments as of May 30, 2003 consist of obligations under operating leases, a real estate financing agreement, venture investing activities, royalty agreements and various service agreements. Please refer to Note 8 of our Notes to Condensed Consolidated Financial Statements for more detailed information regarding our real estate financing agreement.

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

        Our Japanese operating expenses are in yen, and our European operating expenses are primarily in euro, which mitigates a portion of the exposure related to yen and euro denominated licenses. In addition, we hedge firmly committed transactions using forward contracts. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. We also hedge a percentage of forecasted international revenue with forward and purchased option contracts. Our revenue hedging policy is designed to reduce the negative impact on our forecasted revenue due to foreign currency exchange rate movements. As of May 30, 2003, all contracts were set to expire at various times through November 2003. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with high quality counterparties with specific minimum rating requirements. In addition, our hedging policy establishes maximum limits for each counterparty.

  Economic Hedging—Hedges of Forecasted Transactions

        We use option and forward foreign exchange contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have maturities between one to twelve months. Such cash flow exposures result from portions of our forecasted revenues denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. We enter into these foreign exchange contracts to hedge forecasted product licensing revenue in the normal course of business, and accordingly, they are not speculative in nature.

        We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the quarter ended May 30, 2003, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At May 30, 2003, the outstanding balance sheet hedging derivatives had maturities of 60 days or less.

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

  Equity Investments

        We are exposed to equity price risk on our portfolio of marketable equity securities. We believe that it is reasonably possible that the fair values of these securities could adversely change in the near term. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies' cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline in value exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related write-down in our consolidated statements of income.

  Fixed Income Investments

        At May 30, 2003, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $751.4 million compared to $581.7 million at November 29, 2002, an increase of 29%. These securities are subject to interest rate fluctuations. Changes in interest rates could adversely affect the market value of our fixed income investments.

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

  Interest Rate Hedging Instruments

        We are exposed to interest rate risk on operating lease obligations that are tied to short-term interest rates (LIBOR). As short-term interest rates rise, it may negatively impact our net income. Our policy permits us to hedge this interest rate risk using swap agreements. The swap agreements exchange variable interest rate payments for fixed interest rate payments with high quality counterparties. Our swaps are designated as cash flow hedges under SFAS No. 133 because they hedge against changes in the amount of future cash flows. The critical terms of the cash flow hedging instruments are the same as the underlying lease obligation, so the change in fair value of the swaps is recognized in accumulated other comprehensive income. If, for some reason, the terms of the hedge no longer matched the underlying obligation, the change in value of the ineffective portion would be recognized in other income (loss) on the consolidated statement of income.

        Our swaps mature at various dates through the third quarter of fiscal 2004, consistent with the expiration of the underlying obligation.

  Privately Held Investments

        We have direct investments, as well as indirect investments through Adobe Ventures, in several privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the technologies or products these companies have under development are typically in the early stages and may never materialize, and we could lose a substantial part of our entire initial investment in these companies.

        It is our policy to review privately held investments on a regular basis to evaluate the carrying amount and economic viability of these companies. This evaluation includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies.

ITEM 4. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within the 90 day period prior to the filing date of this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of that date.

        There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues within a company have been detected.

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

        Adobe asserts that it negotiated for and obtained express, written licenses from both AMT and ITC approximately ten years ago permitting Adobe to allow end users to embed AMT and ITC fonts in electronic documents for "print and view" and disputes the other breach of contract claims. Adobe also asserts that Adobe Acrobat 5.0, which AMT and ITC correctly acknowledge has been superceded by subsequent versions, neither violates the DMCA nor induces or contributes to the infringement of copyrights in ITC's and AMT's TrueType font software.

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

        On November 13, 2002, ITC filed another suit against Adobe in the United States District Court for the Eastern District of Illinois, this time asserting that Adobe breached its contract with ITC and that ITC and not Adobe, owns the copyrights in font software created by Adobe which generates ITC typefaces. In December 2002, the California Action was dismissed in light of the two Illinois actions.

        If AMT or ITC prevails on its breach of contract claims, AMT or ITC may have the right to terminate Adobe's right to distribute any of its products that then still contain font software that generates AMT or ITC typefaces.

        The results of any litigation are inherently uncertain and AMT and ITC may assert other claims. Adobe cannot assure that it will be able to successfully defend itself against any of the actions described above. AMT and ITC seek an unspecified aggregate dollar amount of damages. A favorable outcome for AMT or ITC in these actions could have a material adverse effect on Adobe's business, financial condition and operating results. We believe that all of AMT's and ITC's claims are without merit and will vigorously defend against them in addition to pursuing our own claims as described above.

        On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc. and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled "Client-Server System Using Embedded Hypertext Tags For Application And Database Development." The Plaintiff's complaint asserts that "Defendants have infringed and continue to infringe, one or more claims of the 712 patent by making, using, selling and/or offering for sale, inter alia, products supporting Microsoft Active Server Pages technology." The plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for "willful infringement," and fees and costs. Adobe disagrees with the Plaintiff's claims and intends to vigorously defend against this action.

        On November 18, 2002, Plaintiffs Shell & Slate Software Corporation and Ben Weiss filed a civil action in the U.S. District Court in Los Angeles against Adobe alleging false designation of origin, trade secret misappropriation, breach of contract and other causes of action. The claim derives from the Plaintiffs' belief that the "healing brush" technique of Adobe Photoshop incorporates Plaintiffs' trade secrets. Plaintiffs seek preliminary and permanent injunctive relief, compensatory, treble and punitive damages and fees and costs. We believe that the action has no merit and intend to vigorously defend against it.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders, held on April 9, 2003, our stockholders voted on the following proposals:

1.
Elect four Class II members of the Board of Directors to serve for a term of two years:

Name	Votes For	Votes Withheld
Carol Mills Baldwin	176,329,811	27,829,152
Colleen M. Pouliot	196,861,511	7,297,452
Robert Sedgewick	175,013,122	29,145,841
John E. Warnock	196,981,420	7,177,543

        Proxies for the Annual Meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees.

2.
Approve a proposed exchange of stock options issued under Adobe's 1994 Stock Option Plan and 1999 Equity Incentive Plan generally having an exercise price greater than $40.00 for new options to be granted at least six months and one day from the cancellation of the exchanged options.

For	149,615,642
Against	19,806,569
Abstain	1,594,069
Broker non-votes	33,142,683

3.
Approve the 2003 Equity Incentive Plan which would replace the 1994 Stock Option Plan and the 1999 Equity Incentive Plan without an increase to our aggregate share reserves.

For	86,756,099
Against	82,617,844
Abstain	1,639,638
Broker non-votes	33,145,382
4.
Consider and vote on a stockholder proposal for the Executive Compensation Committee of the Board of Directors to adopt a policy requiring that senior executives of Adobe retain a significant percentage of shares acquired through equity compensation programs during their employment with Adobe, and to report to stockholders regarding the policy before Adobe's 2004 annual meeting of stockholders.

For	14,945,998
Against	152,309,710
Abstain	3,758,502
Broker non-votes	33,144,753
5.
Ratify the appointment of KPMG LLP as our independent auditors for our fiscal year ending on November 28, 2003.

For	168,324,253
Against	34,587,757
Abstain	1,246,953
Broker non-votes	—

ITEM 5. OTHER INFORMATION

        Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved in the second quarter of 2003 by our Audit Committee to be performed by KPMG LLP, our external auditor. Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee. During the second quarter of 2003, the Audit Committee pre-approved the following non-audit services anticipated to be performed by KPMG LLP: Attestation and web trust audit of Adobe public key infrastructure.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Index to Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Bylaws as currently in effect	10-K	2/26/03	3.2
3.2	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
3.2.1	Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware	10-Q	4/11/03	3.6.1
3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated				X
4.1	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services	8-A/2G/A	5/23/03	7
10.1	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.2	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.3	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.4	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.6	1996 Outside Directors' Stock Option Plan, as amended	S-8	6/14/02	4.6
10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37
10.10	2003 Equity Incentive Plan	SCTO-I	5/16/03	99.(d)(1)
10.11	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.12	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.13	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52
10.14	Adobe Incentive Partners, L.P. Consent to Dissolve and Terminate Partnership*	10-K	2/26/03	10.44

10.15	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.16	Amended, Restated and Consolidated Master Lease of Land and Improvements by and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.17	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54
10.18	Credit Agreement among Adobe Systems Incorporated, Lenders Named therein and ABN AMRO Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.66
10.19	Amendment No. 1 to 1999 Credit Agreement among Adobe Systems Incorporated, Lenders Named Therein and ABN AMRO Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.67
10.20	Amendment No. 1 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	7/16/01	10.68
10.21	Amendment No. 2 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	9/1/00	10.68
10.22	Lease Agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.23	Participation Agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.24	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80
10.25	Amendment No. 1 to Lease Agreement between Adobe and Selco Services Corporation	10-K	2/26/03	10.81
99.1	Certification of Chief Executive Officer				X
99.2	Certification of Chief Financial Officer				X

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

Date: July 8, 2003

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

Dated: July 8, 2003	/s/ BRUCE R. CHIZEN Bruce R. Chizen Chief Executive Officer

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

Dated: July 8, 2003	/s/ MURRAY J. DEMO Murray J. Demo Chief Financial Officer

SUMMARY OF TRADEMARKS

        The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

  Adobe
  Acrobat
  ePaper
  GoLive
  Photoshop
  PostScript

        All other brand or product names are trademarks or registered trademarks of their respective holders.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Bylaws as currently in effect	10-K	2/26/03	3.2
3.2	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
3.2.1	Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware	10-Q	4/11/03	3.6.1
3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated				X
4.1	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services	8-A/2G/A	5/23/03	7
10.1	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.2	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.3	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.4	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.6	1996 Outside Directors' Stock Option Plan, as amended	S-8	6/14/02	4.6
10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37
10.10	2003 Equity Incentive Plan	SCTO-I	5/16/03	99.(d)(1)
10.11	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.12	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.13	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52

10.14	Adobe Incentive Partners, L.P. Consent to Dissolve and Terminate Partnership*	10-K	2/26/03	10.44
10.15	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.16	Amended, Restated and Consolidated Master Lease of Land and Improvements by and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.17	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54
10.18	Credit Agreement among Adobe Systems Incorporated, Lenders Named therein and ABN AMRO Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.66
10.19	Amendment No. 1 to 1999 Credit Agreement among Adobe Systems Incorporated, Lenders Named Therein and ABN AMRO Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.67
10.20	Amendment No. 1 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	7/16/01	10.68
10.21	Amendment No. 2 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	9/1/00	10.68
10.22	Lease Agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.23	Participation Agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.24	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80
10.25	Amendment No.1 to Lease Agreement between Adobe and Selco Services Corporation	10-K	2/26/03	10.81
99.1	Certification of Chief Executive Officer				X
99.2	Certification of Chief Financial Officer				X

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
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
  CERTIFICATIONS
SUMMARY OF TRADEMARKS
INDEX TO EXHIBITS