Form 10-Q
period 2003-08-29
ADOBE SYSTEMS INC
filed 2003-10-10
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2003

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

        The number of shares outstanding of the registrant's common stock as of September 26, 2003 was 234,012,264.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	August 29, 2003	November 29, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$144,461	$183,684
Short-term investments	708,269	434,053
Trade receivables, net of allowances for doubtful accounts of $7,526 and $7,531, respectively	108,707	116,506
Other receivables	32,348	30,367
Deferred income taxes	12,141	31,530
Other current assets	31,236	18,032

Total current assets	1,037,162	814,172
Property and equipment, net	72,874	71,090
Goodwill and other intangibles, net	112,450	98,813
Other assets	39,498	43,085
Deferred income taxes, long-term	24,797	24,450

	$1,286,781	$1,051,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$32,070	$37,765
Accrued expenses	148,301	135,028
Income taxes payable	201,025	173,311
Deferred revenue	41,609	31,185

Total current liabilities	423,005	377,289
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value	29,576	29,576
Additional paid-in-capital	764,323	710,273
Retained earnings	1,720,037	1,545,776
Accumulated other comprehensive loss	(127)	(3,950)
Treasury stock, at cost (62,335 and 63,809 shares in 2003 and 2002, respectively), net of re-issuances	(1,650,033)	(1,607,354)

Stockholders' equity	863,776	674,321

	$1,286,781	$1,051,610

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 29, 2003	August 30, 2002	August 29, 2003	August 30, 2002
Revenue:
Products	$312,633	$280,505	$917,538	$864,655
Services and support	6,489	4,374	18,625	5,479

Total revenue	319,122	284,879	936,163	870,134

Cost of revenue:
Products	18,854	28,471	58,426	73,303
Services and support	3,223	3,165	9,369	4,463

Total cost of revenue	22,077	31,636	67,795	77,766

Gross profit	297,045	253,243	868,368	792,368
Operating expenses:
Research and development	68,814	59,746	203,892	181,901
Sales and marketing	106,134	93,837	309,874	287,053
General and administrative	30,321	26,649	90,857	81,314
Restructuring and other charges	(439)	—	(439)	1,605
Acquired in-process research and development	—	—	—	5,769
Amortization of goodwill and purchased intangibles	—	3,541	—	10,623

Total operating expenses	204,830	183,773	604,184	568,265

Operating income	92,215	69,470	264,184	224,103
Non-operating income (loss):
Investment loss, net	(2,996)	(4,198)	(13,254)	(13,393)
Interest and other income	2,958	4,141	10,492	11,805

Total non-operating loss	(38)	(57)	(2,762)	(1,588)

Income before income taxes	92,177	69,413	261,422	222,515
Provision for income taxes	27,653	22,212	78,427	71,205

Net income	$64,524	$47,201	$182,995	$151,310

Basic net income per share	$0.28	$0.20	$0.79	$0.64

Shares used in computing basic net income per share	233,364	238,010	232,288	237,812

Diluted net income per share	$0.27	$0.19	$0.77	$0.62

Shares used in computing diluted net income per share	240,495	243,375	238,592	245,119

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	August 29, 2003	August 30, 2002
Cash flows from operating activities:
Net income	$182,995	$151,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,239	46,366
Stock compensation expense	2,459	5,790
Deferred income taxes	17,324	(17,729)
Provision for losses on receivables	1,300	426
Tax benefit from employee stock option plans	12,349	19,584
Acquired in-process research and development	—	410
Loss on impairment	—	5,545
Loss on equity and cost method investments	10,002	10,397
Gains on sale of equity securities	(732)	(7,194)
Loss on other-than-temporary declines of equity securities	3,984	10,190
Non-cash restructuring and other charges	(439)	—
Changes in operating assets and liabilities:
Receivables	4,577	(18,701)
Other current assets	(12,246)	(3,719)
Trade and other payables	(5,695)	(7,174)
Accrued expenses	22,692	(14,308)
Accrued restructuring charges	(8,426)	(17,077)
Income taxes payable	27,714	26,042
Deferred revenue	10,424	3,254

Net cash provided by operating activities	304,521	193,412

Cash flows from investing activities:
Purchases of short-term investments	(483,268)	(449,882)
Maturities and sales of short-term investments	206,366	298,667
Acquisitions of property and equipment	(26,864)	(20,268)
Purchases of long-term investments	(6,700)	(13,714)
Cash (paid for) received from acquisitions	(16,500)	7,345
Additions to other assets	(9,159)	(15,529)
Proceeds from sale of equity securities	2,321	11,684

Net cash used for investing activities	(333,804)	(181,697)

Cash flows from financing activities:
Purchase of treasury stock	(84,537)	(158,303)
Proceeds from issuance of treasury stock	81,100	77,087
Payment of dividends	(8,701)	(8,927)

Net cash used for financing activities	(12,138)	(90,143)

Effect of foreign currency exchange rates on cash and cash equivalents	2,198	1,120

Net decrease in cash and cash equivalents	(39,223)	(77,308)
Cash and cash equivalents at beginning of period	183,684	218,662

Cash and cash equivalents at end of period	$144,461	$141,354

Supplemental disclosures:
Cash paid during the period for income taxes	$11,997	$30,806

Non-cash investing and financing activities:
Cash dividends declared but not paid	$2,917	$2,952

Unrealized losses on available-for-sale securities, net of taxes	$(502)	$(4,472)

Common stock issued for acquisition	$—	$68,412

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Operations

        Founded in 1982, Adobe Systems Incorporated ("Adobe" or the "Company") offers a line of software for enterprise, government, consumer and creative professional markets. Our products enable customers to create, manage and deliver visually rich, compelling and reliable content. We license our technology to major hardware manufacturers, software developers and service providers and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, independent software vendors ("ISVs") and original equipment manufacturers ("OEMs"); direct to end users; and through our own website at www.adobe.com. We have operations in the Americas; Europe, Middle East and Africa ("EMEA"); and Asia. Our software runs on Microsoft Windows, Apple Macintosh, Linux, UNIX and various non-personal computer platforms, depending on the product.

Basis of Presentation

        The accompanying condensed consolidated financial statements include those of Adobe and our subsidiaries, after elimination of all intercompany accounts and transactions. Adobe has prepared the accompanying interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended November 29, 2002. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets and condensed consolidated statements of income and cash flows for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. You should read these interim condensed consolidated financial statements in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended November 29, 2002.

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

        It is our policy to review our equity holdings on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing the cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership of each company we invest in. If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related write-down as an investment loss on our consolidated statements of income.

        During the three and nine months ended August 29, 2003, we recorded investment losses of $3.0 million and $13.3 million, respectively, which comprise gains and losses from our short-term and long-term investments. Of the investment losses of $3.0 million and $13.3 million, $0.1 million and $4.0 million related to other-than-temporary declines in value of our short-term investments during the three and nine months ended August 29, 2003. During the three and nine months ended August 30, 2002, we recorded investment losses of $4.2 million and $13.4 million, respectively. Of these losses, $1.3 million and $10.2 million related to other-than-temporary declines in value of our short-term investments, respectively. See also "Other Assets" for further information regarding gains and losses on our long-term investments.

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

        The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

        Upon adoption of SFAS 142, we completed our transitional goodwill impairment test as of November 30, 2002 and determined that the carrying amount of goodwill was not impaired. We will continue to perform our goodwill impairment review annually or more frequently if facts and circumstances warrant a review.

        The following table presents net income and per share amounts for all periods presented, as adjusted, to exclude the amortization of goodwill and purchased intangibles as if the provisions of SFAS 142 had been in effect from the beginning of fiscal 2002.

	Three Months Ended		Nine Months Ended
	August 29, 2003	August 30, 2002	August 29, 2003	August 30, 2002
Net income as reported	$64,524	$47,201	$182,995	$151,310
Add back: Amortization of goodwill and purchased intangibles	—	3,541	—	10,623

Adjusted net income	$64,524	$50,742	$182,995	$161,933

Basic net income per share:
Net income per share as reported	$0.28	$0.20	$0.79	$0.64
Add back: Amortization of goodwill and purchased intangibles per share	—	0.01	—	0.04

Adjusted net income per share	$0.28	$0.21	$0.79	$0.68

Diluted net income per share:
Net income per share as reported	$0.27	$0.19	$0.77	$0.62
Add back: Amortization of goodwill and purchased intangibles per share	—	0.01	—	0.04

Adjusted net income per share	$0.27	$0.20	$0.77	$0.66

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

Other Assets

        Other assets include long-term investments, long-term prepaid royalties and security deposits. Our long-term investments include investments in privately held companies that we make either directly or indirectly through venture capital limited partnerships. We own limited partnership interests in four venture capital limited partnerships—Adobe Ventures L.P., Adobe Ventures II, L.P., Adobe Ventures III,

L.P. and Adobe Ventures IV, L.P. (collectively "Adobe Ventures")—that invest in early stage companies with innovative technologies. In addition to the potential for financial returns, our venture activities often increase our knowledge of emerging markets and technologies, as well as expand our opportunities to provide Adobe products and services. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        The investments in Adobe Ventures are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Under the terms of the partnership agreements, the general partner has the sole and exclusive right to manage and control the partnerships. Adobe as the limited partner has certain rights, including the ability to approve the replacement of the general partner and investments that exceed certain established parameters. However, these rights are considered protective rights and do not suggest an ability to control the partnerships. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment gain (loss) on our consolidated statements of income. The stock of a number of technology investments held by Adobe Ventures at August 29, 2003 is not publicly traded and, therefore, there is no established market for these securities. In order to determine the fair market value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates of current market value made by Granite Ventures. It is our policy to review the fair value of these investments held by Adobe Ventures, as well as our direct investments, on a regular basis to evaluate the carrying value of the investments in these companies. This evaluation includes, but is not limited to, reviewing each company's cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe the carrying value of a company is in excess of fair value, it is our policy to record a reserve to reduce the carrying value to fair value.

        We recognize realized gains and losses upon sale of investments using the specific identification method. During the three and nine months ended August 29, 2003, we recorded investment losses of $3.0 million and $13.3 million, respectively, which comprise gains and losses from our short-term and long-term investments. Of these losses, $2.8 million and $10.0 million related to our investments in Adobe Ventures and our cost method investments, respectively. During the three and nine months ended August 30, 2002, we recorded investment losses of $4.2 million and $13.4 million, respectively. Of these losses, $3.0 million and $10.4 million related to our Adobe Ventures and our cost method investments, respectively. See also "Cash Equivalents and Short-Term Investments" for further information regarding gains and losses on our short-term investments.

Impairment of Long-lived Assets

        We evaluate our long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 became effective at the beginning of our fiscal 2003 and supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment or Disposal of

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations for a Disposal of a Segment of a Business." The adoption of SFAS 144 did not have a material impact on our consolidated financial position, results of operations or cash flows.

        During the third quarter of fiscal 2002, we recognized a $5.5 million pre-tax impairment charge for capitalized Adobe Design Team (formerly Adobe Studio) hosted server development costs under SFAS No. 121, which was recorded on our condensed consolidated statement of income under cost of product revenue. The impairment charge was determined based on discounted future cash flows. For segment reporting purposes, the charge was included in our Creative Professional segment.

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

        In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

        We have commitments to make certain milestone and/or retention payments typically entered into in conjunction with various acquisitions, for which we have made accruals in our consolidated financial statements. In connection with the technology assets purchase of Syntrillium Software ("Syntrillium"), during the second quarter of fiscal 2003, we entered into employee retention agreements totaling $1.5 million. Upon satisfaction of certain conditions in the agreements, we are required to make an initial payment at the end of the first year of the agreement and a final payment at the end of the second year of the agreement.

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

        As part of our limited partnership interests in Adobe Ventures, we have provided a general indemnification to Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures, for certain events or occurrences while Granite Ventures is, or was serving, at our request in such capacity provided that Granite Ventures acts in good faith on behalf of the partnerships. We are unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but believe the risk of having to make any payments under this general indemnification to be remote.

        We accrue for costs associated with future obligations which include costs for undetected bugs that are discovered only after the product is installed and used by customers. The table below summarizes the activity related to the product warranty liability during the nine month period ended August 29, 2003. The warranties accrual for the nine months ended August 29, 2003 primarily relates to new releases of our Acrobat desktop products during the quarter ended May 30, 2003.

	Balance at November 29, 2002	Accruals	Payments	Balance at August 29, 2003
Warranties	$—	$2,369	$(1,361)	$1,008

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

Stock-Based Incentive Compensation

        Beginning in the second quarter of fiscal 2003, we adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation." See "Recent Accounting Pronouncements" for further information regarding SFAS 148. We account for our fixed stock option plans and our employee stock purchase plan using the intrinsic value method. The following table sets forth the pro forma amounts of net income and net income per share that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123.

	Three Months Ended		Nine Months Ended
	August 29, 2003	August 30, 2002	August 29, 2003	August 30, 2002
Net income:
As reported	$64,524	$47,201	$182,995	$151,310
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	429	790	1,599	3,764
Less: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(36,453)	(51,241)	(153,101)	(146,787)

Pro forma	$28,500	$(3,250)	$31,493	$8,287

Basic net income per share:
As reported	$0.28	$0.20	$0.79	$0.64
Pro forma	$0.12	$(0.01)	$0.14	$0.03
Diluted net income per share:
As reported	$0.27	$0.19	$0.77	$0.62
Pro forma	$0.12	$(0.01)	$0.13	$0.03

        For purposes of computing pro forma net income, we estimate the fair value of each option grant and employee stock purchase plan purchase right on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our employee stock options and employee stock purchase plan shares have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

        For purposes of the pro forma disclosures, the expected volatility assumptions we used prior to the third quarter of fiscal 2003 were based solely on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. Beginning with the third quarter of fiscal 2003, we modified our approach and expected volatility by considering other relevant factors in accordance with SFAS 123. We considered implied volatility in market-traded options on our common stock as well as third party volatility quotes. In addition, we considered historical volatility. We will continue to monitor these and other relevant factors used to measure expected volatility for future option grants.

        Also, beginning with the third quarter of fiscal 2003, we decreased our estimate of the expected life of new options granted to our employees from 3 years to 2.5 years. We based our expected life assumption on historical experience as well as the terms and vesting periods of the options granted. The reduction in the estimated expected life was a result of an analysis of our historical experience.

        The assumptions used to value the option grants and purchase rights are stated as follows:

	Three Months Ended		Nine Months Ended
	August 29, 2003	August 30, 2002	August 29, 2003	August 30, 2002
Expected life of options (in years)	2.5	3	2.5 - 3	3
Expected life of purchase rights (in years)	1.24	1.24	1.24	1.24
Volatility	40%	69%	40 - 66%	69%
Risk free interest rate—options	1.37%	2.52 - 3.49%	1.36 - 1.74%	2.52 - 4.14%
Risk free interest rate—purchase rights	1.12 - 1.47%	1.96 - 2.56%	1.12 - 1.74%	1.96 - 3.03%
Dividend yield	0.125%	0.125%	0.125%	0.125%

        Option grants typically vest over a three year period and new option grants are generally made each year. Because of this, the pro forma amounts shown above may not be representative of the pro forma effect on reported net income in future years.

        In May 2003, a stock option exchange program was initiated that allowed eligible employees to exchange options granted with an option price greater than $40 per share for a lesser number of new options, according to a specified exchange ratio. For the above pro forma disclosures, the new options expected to be issued in December 2003 have been accounted for as a modification of an existing award. In accordance with SFAS 123, the grant date of the new options expected to be issued is the date of acceptance of the exchange offer.

Recent Accounting Pronouncements

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Among other provisions, SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145, at the beginning of our fiscal year 2003, did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

        In December 2002, the FASB issued SFAS 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on our consolidated financial position, results of operations or cash flows. See "Stock-Based Incentive Compensation" for the impact to our required pro forma disclosures.

        In November 2002, the FASB issued FIN 45 which expands on the accounting guidance of Statements of Financial Accounting Standards No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which has been superseded. FIN 45 affects, among other things, leasing transactions involving residual guarantees, vendor and manufacturer guarantees and tax and environmental indemnities. All such guarantees are required to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees are permitted to be grandfathered and are not recognized on the balance sheet. The adoption of FIN 45, at the beginning of our fiscal year 2003, did not have a material impact on our consolidated financial position, results of operations or cash flows. See "Guarantees and Product Warranties" for additional disclosures.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. We have considered the provisions of FIN 46 and believe it will not be necessary to include in our financial statements any assets, liabilities, or activities of the third-party entities holding our corporate headquarters leases. We have provided certain disclosures in other areas of this Quarterly Report on Form 10-Q (see Note 8 of our Notes to Condensed Consolidated Financial

Statements). We will continue to evaluate the impact of FIN 46 on other areas of our financial statements and disclosures.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2. ACQUISITIONS

        On May 19, 2003, we purchased the technology assets of Syntrillium, a privately held company, for $16.5 million cash. Syntrillium developed, published and marketed digital audio tools including its recording application, Cool Edit Pro, all of which have been added to our existing line of professional digital imaging and video products. By adding Cool Edit Pro and the other tools to our existing line of products, we have improved the Adobe video workflow and expanded the products and tools available to videographers, DVD authors and independent filmmakers. In connection with the purchase, we allocated $13.7 million to goodwill, $2.7 million to purchased technology and $0.2 million to tangible assets. We also accrued $0.1 million in acquisition-related legal and accounting fees. Goodwill has been allocated to our Digital Imaging and Video segment. Purchased technology is being amortized over its estimated useful life of three years. The consolidated financial statements include the operating results of the purchased technology assets from the date of purchase. Pro forma results of operations have not been presented because the effect of this acquisition was not material.

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

        The following table summarizes the purchase price allocation:

Cash and cash equivalents	$9,117
Accounts receivable, net	11,906
Other current assets	4,735
Purchased technology	2,710
Goodwill	77,009
In-process research and development	410
Trademarks and other intangible assets	1,029

Total assets acquired	106,916

Current liabilities	(18,176)
Liabilities recognized in connection with the business combination	(16,196)
Deferred revenue	(2,360)

Total liabilities assumed	(36,732)

Net assets acquired	$70,184

        Purchased technology was assigned an estimated useful life of three years. Goodwill has been allocated to our ePaper segment. During the fourth quarter of fiscal 2002, we revised our estimate of certain costs associated with our acquisition of Accelio, resulting in an increase to goodwill of approximately $2.6 million. The adjustment primarily reflected higher than estimated transaction costs and costs related to closing redundant facilities. During the six months ended May 30, 2003, we revised our estimate of certain costs associated with our acquisition of Accelio to reflect the nature of our remaining liabilities. An excess accrual of $0.6 million was reversed and goodwill was reduced accordingly. Please refer to Note 6 of our Notes to Condensed Consolidated Financial Statements for information regarding the liabilities recognized in connection with this acquisition.

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

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets consisted of the following:

	August 29, 2003	November 29, 2002
Goodwill	$115,440	$102,215
Purchased technology and licensing agreements	29,059	26,304
Other intangible assets	9,122	11,719

	153,621	140,238
Less accumulated amortization	(41,171)	(41,425)

Total goodwill and other intangible assets	$112,450	$98,813

        Upon adoption of SFAS 142, at the beginning of fiscal 2003, we transferred the unamortized balance of workforce-in-place to goodwill. As of August 29, 2003, the goodwill balance relates to our acquisitions of Syntrillium, Accelio, GoLive Systems, Inc and GoLive Systems GmbH and Co. KG (together "GoLive") and Inscriber Technology Corporation. In accordance with SFAS 142, goodwill is no longer amortized; instead it is reviewed periodically for impairment. As required by SFAS 142, we have allocated goodwill to our reportable segments. Below is a breakdown of our goodwill, net of amortization, by reportable segment:

	Digital Imaging and Video	Creative Professional	ePaper	Total
Goodwill, net of amortization	$14,112	$4,650	$77,209	$95,971

        Identifiable intangible assets, subject to amortization, were as follows as of August 29, 2003:

	Cost	Accumulated Amortization	Net
Purchased technology	$28,884	$(17,272)	$11,612
Licensing agreements	175	(175)	—

Total purchased technology and licensing agreements	$29,059	$(17,447)	$11,612

Localization	$7,873	$(3,566)	$4,307
Trademarks	533	(321)	212
Other intangibles	716	(368)	348

Total other intangible assets, subject to amortization	$9,122	$(4,255)	$4,867

        Identifiable intangible assets, subject to amortization, were as follows as of November 29, 2002:

	Cost	Accumulated Amortization	Net
Purchased technology	$26,129	$(14,958)	$11,171
Licensing agreements	175	(154)	21

Total purchased technology and licensing agreements	$26,304	$(15,112)	$11,192

Localization	$10,009	$(5,915)	$4,094
Trademarks	970	(730)	240
Other intangibles	740	(199)	541

Total other intangible assets, subject to amortization	$11,719	$(6,844)	$4,875

        Amortization expense of identifiable intangible assets is primarily included in cost of product revenue. Amortization expense related to identifiable intangible assets was $3.7 million and $11.0 million for the three and nine months ended August 29, 2003. For the three and nine months ended August 30, 2002, amortization expense related to identifiable intangible assets, including goodwill, was $7.5 million and $20.5 million, respectively. Amortization expense, as of August 29, 2003, is expected to be as follows:

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2003	$2,184	$2,148
2004	5,667	2,495
2005	3,214	80
2006	547	18
2007	—	18
Thereafter	—	108

Total expected amortization expense	$11,612	$4,867

NOTE 4. OTHER ASSETS

        Other assets consisted of the following:

	August 29, 2003	November 29, 2002
Investments	$32,130	$35,617
Security deposits and other	3,980	4,145
Land deposit	3,388	3,323

Total other assets	$39,498	$43,085

        We own limited partnership interests in Adobe Ventures. The limited partnership investments are accounted for under the equity method, as the partnerships are controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. As of August 29, 2003 and November 29, 2002, the estimated fair value of our investments in Adobe Ventures was $31.9 million and $34.9 million, respectively.

        In addition to these venture partnerships, we have direct investments in public and privately held companies. In total, through August 29, 2003, we have invested $220.6 million through our Adobe Ventures and direct investments. As of August 29, 2003, net returns were $345.3 million, including stock dividends to stockholders and net gains in market value of investments.

NOTE 5. ACCRUED EXPENSES

        Accrued expenses consisted of the following:

	August 29, 2003	November 29, 2002
Accrued compensation and benefits	$62,377	$54,117
Sales and marketing allowances	10,090	7,371
Accrued restructuring	2,110	10,975
Other	73,724	62,565

Total accrued expenses	$148,301	$135,028

NOTE 6. RESTRUCTURING AND OTHER CHARGES

        In fiscal 2002, we implemented two restructuring plans. The first plan, implemented in the second quarter of fiscal 2002, was to eliminate 39 redundant sales and marketing positions held by Adobe employees worldwide as a result of the acquisition of Accelio. The restructuring included severance and related charges associated with the reduction in force and the cost of vacating a leased facility. Total restructuring and other charges were $1.6 million and the majority of these payments were paid in the second quarter of fiscal 2002. This restructuring plan was completed during the second quarter of fiscal 2003 and there was no balance remaining in accrued restructuring.

        The second plan was implemented in the fourth quarter of fiscal 2002 and was designed to eliminate 239 engineering, sales and marketing and general and administrative positions worldwide in order to realign our resources for our future business plans. These plans include adding resources to support our ePaper enterprise business in fiscal 2003. We incurred a restructuring charge of $11.1 million, which included severance and related charges and charges related to the closure of a facility. During the nine months ended August 29, 2003, we revised our estimate of certain costs associated with this restructuring program. The excess accrual was reversed to restructuring and other charges on our income statement. As of August 29, 2003, the remaining severance and related charges of $0.1 million is expected to be paid in the fourth quarter of fiscal 2003.

        A summary of restructuring activities, for both plans, is as follows:

	Balance at November 29, 2002	Cash Payments	Adjustments	Balance at August 29, 2003
Severance and related charges	$3,817	$(3,361)	$(325)	$131
Facilities	980	(866)	(114)	—

Total	$4,797	$(4,227)	$(439)	$131

        In connection with our acquisition of Accelio in the second quarter of fiscal 2002, we recognized liabilities associated with a worldwide reduction in force of Accelio employees, transaction costs, costs related to closing redundant facilities and terminating contracts and other exit costs associated with the acquisition. During the six months ended May 30, 2003, we revised our estimate of certain costs associated with our acquisition of Accelio to reflect the nature of our remaining liabilities. The excess accrual was reversed and goodwill was reduced accordingly. As of August 29, 2003, $2.0 million remained accrued and comprised transaction, facilities and other exit costs. Transaction costs primarily relate to the liquidation of Accelio's subsidiaries and are expected to be paid through fiscal 2004. Facility costs relate to leases we assumed upon acquisition of Accelio and terminate through September 2006. Other exit costs relate to specifically identified contingent liabilities which will be paid through fiscal 2004.

        A summary of restructuring activities, related to our acquisition of Accelio, is as follows:

	Balance at November 29, 2002	Cash Payments	Adjustments to Goodwill	Balance at August 29, 2003
Severance and related charges	$647	$(507)	$(140)	$—
Transaction costs	627	(256)	(84)	287
Cost of closing redundant facilities	4,442	(2,110)	(1,027)	1,305
Contract termination costs	67	(74)	7	—
Other exit costs	395	(612)	604	387

Total	$6,178	$(3,559)	$(640)	$1,979

NOTE 7. STOCKHOLDERS' EQUITY

Stock Repurchase Program I—Ongoing Dilution Coverage

        To facilitate our stock repurchase program, designed to minimize dilution from stock issuance primarily from employee stock plans, we have repurchased shares in the open market, have sold put warrants and purchased call options.

        As of August 29, 2003, no put warrants or call options remained outstanding under this plan. In addition, there were 1.2 million shares repurchased at an average price of $32.96, during the third quarter of fiscal 2003, under this plan.

        Authorization to repurchase shares to cover ongoing dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time.

Stock Repurchase Program II—Additional Authorization Above Dilution Coverage

        In March 2001, subject to certain business and cash flow requirements as determined by our Board of Directors from time to time, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. Under this program, we repurchased 2.0 million shares. The authorization for the remaining 3.0 million shares expired on March 2, 2003.

        On September 25, 2002, subject to certain business and cash flow requirements as determined by our Board of Directors from time to time, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a three-year period. As of August 29, 2003, we had not made any purchases under this 5.0 million share repurchase program. This authorization will expire in September 2005.

Stock Option Exchange Program

        In May 2003, a stock option exchange program was initiated that allowed eligible employees to exchange options granted with an option price greater than $40 per share for a lesser number of new options, according to specified exchange ratios. The program excluded executive officers and members of our Board of Directors. The cancellation date for the program was June 16, 2003. On June 17, 2003 we accepted for cancellation, options to purchase approximately 7.1 million shares of common stock. Eligible employees, subject to their continued employment with Adobe on the grant date of the new options, will receive new options to purchase approximately 3.5 million shares of common stock in exchange for such cancelled options. The new options will have an exercise price equal to the fair market value of our common stock on the grant date, which will be at least six months and one day from June 16, 2003.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

        We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2091.

        In September 2001, we entered into a real estate development agreement for the construction of an additional office building for our corporate headquarters in downtown San Jose, California. Under the agreement, the lessor will finance up to $117.0 million over a two-year period, toward the construction and associated costs of the building. As part of the agreement, we entered into a five-year lease beginning upon completion of the building, which is expected to be near the end of the calendar year 2003. We have the option to purchase the building at any time during the term for an amount equal to the lease balance. The agreement and lease are subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of August 29, 2003, we were in compliance with all covenants. In the case of a default, the lessor may terminate all remaining commitments and may demand we purchase the building for an amount equal to the current lease balance, or require we remarket or relinquish the building. The agreement qualifies for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13 ("SFAS 13"), "Accounting for Leases," and, as such, the building and the related obligation are not included on our balance sheet. At the end of the lease term, we can purchase the building for the lease balance, which will be approximately $117.0 million, remarket or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount of $103.0 million ("residual value guarantee").

        In August 1999, we entered into a five-year lease agreement for our other office buildings that currently serve as our corporate headquarters in San Jose, California. Under the agreement, we have the option to purchase the buildings at any time during the lease term for the lease balance, which is approximately $142.5 million. The lease is subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of August 29, 2003, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. The agreement qualifies for operating lease accounting treatment under SFAS 13 and, as such, the buildings and the related obligation are not included on our balance sheet. At the end of the lease term, we can purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount of $132.6 million ("residual value guarantee").

Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Legal Actions

        In early 2002, International Typeface Corporation ("ITC") and Agfa Monotype Corporation ("AMT"), companies which have common ownership and management, each charged, by way of informal letters to Adobe, that Adobe's distribution of font software, which generates ITC and AMT typefaces, breaches its contracts with ITC and AMT respectively pursuant to which Adobe licensed certain rights with respect to ITC and AMT typefaces. AMT and ITC further charged that Adobe violated the Digital Millennium Copyright Act ("DMCA") with respect to, or induced or contributed to, the infringement of copyrights in, ITC's and AMT's TrueType font software.

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

        Adobe asserts that it negotiated for and obtained express, written licenses from both AMT and ITC approximately ten years ago permitting Adobe to allow end users to embed AMT and ITC fonts in electronic documents for "print and view" and disputes the other breach of contract claims. Adobe also asserts that Adobe Acrobat 5.0, which AMT and ITC correctly acknowledge has been superseded by subsequent versions, neither violates the DMCA nor induces or contributes to the infringement of copyrights in ITC's and AMT's TrueType font software.

        On September 5, 2002, AMT and ITC filed suit against Adobe in the U.S. District Court, Eastern District of Illinois ("the Illinois Action"), asserting only that Adobe's distribution of the superseded 5.0 version of Adobe Acrobat violated the DMCA, as described above. The Illinois Action seeks statutory damages of $200 to $2,500 for each copy of Acrobat 5.0 found to violate the DMCA, a claim that Adobe disputes as a matter of law and fact. The Illinois Action also seeks injunctive relief with respect to Acrobat 5.0, although it specifically alleges, correctly, that Adobe no longer distributes Acrobat 5.0.

        On November 13, 2002, ITC filed another suit against Adobe in the United States District Court for the Eastern District of Illinois, this time asserting that Adobe breached its contract with ITC and that ITC, not Adobe, owns the copyrights in font software created by Adobe which generates ITC typefaces.

        If either AMT or ITC prevails on its breach of contract claims, AMT or ITC may have the right to terminate Adobe's right to distribute any of its products that then still contain font software that generates AMT or ITC typefaces. Adobe denies these claims and is vigorously defending against these actions.

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

        On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc. and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled "Client-Server System Using Embedded Hypertext Tags for Application and Database Development." The Plaintiff's complaint asserts that "Defendants have infringed, and continue to infringe, one or more claims of the 712 patent by making, using, selling and/or offering for sale, inter alia, products supporting Microsoft Active Server Pages technology." The plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for "willful infringement," and fees and costs. Adobe disagrees with the Plaintiff's claims and intends to vigorously defend against this action.

        On November 18, 2002, Plaintiffs Shell & Slate Software Corporation and Ben Weiss filed a civil action in the U.S. District Court in Los Angeles against Adobe alleging false designation of origin, trade secret misappropriation, breach of contract and other causes of action. The claim derives from the Plaintiffs' belief that the "healing brush" technique of Adobe Photoshop incorporates the Plaintiffs' trade secrets. The Plaintiffs seek preliminary and permanent injunctive relief, compensatory, treble and punitive damages and fees and costs. We believe that the action has no merit and intend to vigorously defend against it. On September 9, 2003, Adobe filed a counter-claim against Ben Weiss for breach of contract and misappropriation of trade secrets. Adobe seeks compensatory, statutory and punitive damages.

        From time to time, in addition to those identified above, Adobe is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), "Accounting for Contingencies," Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, Adobe believes that it has valid defenses with respect to the legal matters pending against it. It is possible, nevertheless, that cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

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

Economic Hedging—Hedges of Forecasted Transactions

        We use option and forward foreign exchange contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. Such cash flow exposures result from portions of our forecasted revenues denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. We enter into these exchange contracts to hedge forecasted product licensing revenue in the normal course of business, and accordingly, they are not speculative in nature.

        We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the three and nine months ended August 29, 2003, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

        The following table depicts the hedging activity for the three and nine months ended August 29, 2003.

Gain (Loss) on Hedges of Forecasted Transactions:

		Income Statement
	Balance Sheet
		Three Months Ended August 29, 2003		Nine Months Ended August 29, 2003
	As of August 29, 2003 Other Comprehensive Income
		Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Realized—Closed Transactions:
Realized net loss reclassified from other comprehensive income to revenue	$—	$(935)	$—	$(3,382)	$—
Realized net loss from the cost of purchased options and gains or losses from any ineffective portion of hedges	—	—	(1,478)	—	(3,023)
Recognized but Unrealized—Open Transactions:
Unrealized net gain remaining in other comprehensive income	1,363	—	—	—	—
Unrealized net gain (loss) from time value degradation and any ineffective portion of hedges	—	—	490	—	(1,172)

	$1,363	$(935)	$(988)	$(3,382)	$(4,195)

Interest Rate Hedging—Hedging of Interest Rate Sensitive Obligations

        We entered into interest rate swap agreements to manage our exposure to operating lease obligations that are tied to short-term interest rates (LIBOR). The swaps allow us to exchange variable interest rate payments for fixed interest rate payments, thereby securing a fixed payment amount for a portion of the total lease obligation of $142.5 million. As of August 29, 2003, we had entered into interest rate swaps to hedge the floating cash flow payments associated with $121.8 million of our outstanding lease obligations. The swaps mature at various dates through the third quarter of 2004, consistent with the expiration of the underlying facility lease. Under the swap agreements, we will receive a variable rate based on one month LIBOR and pay fixed rates ranging from 3.13% to 5.14%. The impact of these swaps will cap a portion of our rent expense at these levels.

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged. At August 29, 2003, the outstanding balance sheet hedging derivatives had maturities of 60 days or less.

Net Gain (Loss) Recognized in Other Income Relating to Balance Sheet Hedging:

	Three Months Ended		Nine Months Ended
	August 29, 2003	August 30, 2002	August 29, 2003	August 30, 2002
Gain (loss) on foreign currency assets and liabilities:
Realized net gain (loss) recognized in other income	$(3,470)	$6,168	$6,485	$6,673
Unrealized net gain (loss) recognized in other income	(2,511)	(93)	(1,174)	2,503

	(5,981)	6,075	5,311	9,176

Gain (loss) on hedges of foreign currency assets and liabilities:
Realized net gain (loss) recognized in other income	1,270	(6,432)	(5,058)	(8,015)
Unrealized net gain recognized in other income	3,796	719	1,205	49

	5,066	(5,713)	(3,853)	(7,966)

Net gain (loss) recognized in other income	$(915)	$362	$1,458	$1,210

NOTE 10. COMPREHENSIVE INCOME

        Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of comprehensive income that we currently report are unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments. We also report gains and losses on derivative instruments qualifying as cash flow hedges such as (i) hedging a forecasted transaction, (ii) the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), (iii) foreign currency cash-flow hedges, or (iv) interest rate hedges.

        The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended		Nine Months Ended
	August 29, 2003	August 30, 2002	August 29, 2003	August 30, 2002
Net income as reported	$64,524	$47,201	$182,995	$151,310
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on investments	6,026	(2,594)	7,619	(15,971)
Reclassification adjustment for gains (losses) recognized during the period	(3,105)	2,755	487	8,615
Tax effect of above	970	(8)	(1,395)	2,884
Foreign currency translation adjustments	(684)	650	2,198	1,210
Net loss in derivative instruments, net of taxes	(2,828)	(2,079)	(5,086)	(8,508)

Other comprehensive income (loss)	379	(1,276)	3,823	(11,770)

Total comprehensive income, net of taxes	$64,903	$45,925	$186,818	$139,540

NOTE 11. NET INCOME PER SHARE

        Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive common equivalent shares, including unvested restricted common stock, stock options and put warrants using the treasury stock method.

	Three Months Ended		Nine Months Ended
	August 29, 2003	August 30, 2002	August 29, 2003	August 30, 2002
Net income	$64,524	$47,201	$182,995	$151,310

Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	233,364	238,010	232,288	237,812
Dilutive common equivalent shares:
Unvested restricted stock	45	113	45	113
Stock options	7,086	4,265	6,259	7,186
Put warrants	—	987	—	8

Shares used to compute diluted net income per share	240,495	243,375	238,592	245,119

Basic net income per share	$0.28	$0.20	$0.79	$0.64

Diluted net income per share	$0.27	$0.19	$0.77	$0.62

NOTE 12. INDUSTRY SEGMENTS

        We have four reportable segments that offer different product lines: Digital Imaging and Video, Creative Professional, ePaper, and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing, enhancing and sharing digital images and photographs, digital video and animations. The Creative Professional segment provides software for professional page layout, professional web page layout, graphic and illustration creation, technical document publishing and business publishing. The ePaper segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, this segment provides server-based solutions for enterprises and government agencies in the areas of document generation, document collaboration and document process management. The OEM PostScript and Other segment includes printing technology used to create and print simple or visually rich documents with precision.

        The accounting policies of the operating segments are the same as those described in Note 1 of our Notes to Condensed Consolidated Financial Statements. With the exception of goodwill, we do not identify or allocate our assets by operating segment. See Note 3 of our Notes to Condensed Consolidated Financial Statements for the allocation of goodwill to our reportable segments.

        As noted in our 2002 Annual Report on Form 10-K, we realigned our business segments at the beginning of fiscal 2003. The following results are broken out by operating segments for the three- and nine-month periods ended August 29, 2003 and August 30, 2002. The results for the three- and nine-month period ended August 30, 2002 have been reclassified to reflect the realignment of the operating segments.

	Digital Imaging and Video	Creative Professional	ePaper	OEM PostScript and Other	Total
Three months ended August 29, 2003
Revenue	$88,334	$82,058	$126,954	$21,776	$319,122
Cost of revenue	6,973	4,293	9,354	1,457	22,077

Gross profit	$81,361	$77,765	$117,600	$20,319	$297,045

Gross profit as a percentage of revenues	92%	95%	93%	93%	93%
Three months ended August 30, 2002
Revenue	$95,973	$86,638	$78,558	$23,710	$284,879
Cost of revenue	7,436	15,762	7,192	1,246	31,636

Gross profit	$88,537	$70,876	$71,366	$22,464	$253,243

Gross profit as a percentage of revenues	92%	82%	91%	95%	89%

	Digital Imaging and Video	Creative Professional	ePaper	OEM PostScript and Other	Total
Nine months ended August 29, 2003
Revenue	$279,878	$261,618	$325,936	$68,731	$936,163
Cost of revenue	24,217	15,674	23,438	4,466	67,795

Gross profit	$255,661	$245,944	$302,498	$64,265	$868,368

Gross profit as a percentage of revenues	91%	94%	93%	94%	93%
Nine months ended August 30, 2002
Revenue	$310,388	$264,329	$228,140	$67,277	$870,134
Cost of revenue	21,601	34,234	17,524	4,407	77,766

Gross profit	$288,787	$230,095	$210,616	$62,870	$792,368

Gross profit as a percentage of revenues	93%	87%	92%	93%	91%

        A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three- and nine-month periods ended August 29, 2003 and August 30, 2002 is as follows:

	Three Months Ended		Nine Months Ended
	August 29, 2003	August 30, 2002	August 29, 2003	August 30, 2002
Total gross profit from operating segments above	$297,045	$253,243	$868,368	$792,368
Total operating expenses*	204,830	183,773	604,184	568,265

Total operating income	92,215	69,470	264,184	224,103
Other loss, net	(38)	(57)	(2,762)	(1,588)

Income before income taxes	$92,177	$69,413	$261,422	$222,515

*
Total operating expenses include research and development, sales and marketing, general and administrative, restructuring and other charges, acquired in-process research and development, and amortization of purchased intangibles, and for fiscal 2002, amortization of goodwill.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion (presented in millions, except share and per share amounts, and is unaudited) should be read in conjunction with the condensed consolidated financial statements and notes thereto.

        In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans and investing activities, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section under "Factors That May Affect Future Performance." You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for fiscal 2002 and the other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2003. When used in this report, the words "expects," "could," "would," "may," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions, as well as statements regarding Adobe's focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Overview

        Founded in 1982, Adobe offers a line of software for enterprise, government, consumer and creative professional markets. Our products enable customers to create, manage and deliver visually rich, compelling and reliable content. We license our technology to hardware manufacturers, software developers and service providers, and we offer integrated software solutions to businesses of all sizes. We distribute our products through a network of distributors and dealers, VARs, systems integrators, ISVs and OEMs; direct to end users; and through our own website at www.adobe.com. We have operations in the Americas, EMEA and Asia. Our software runs on Microsoft Windows, Apple Macintosh, Linux, UNIX and various non-personal computer platforms, depending on the product.

Revenue

	Three Months Ended			Nine Months Ended
	August 29, 2003	August 30, 2002	Percent Change	August 29, 2003	August 30, 2002	Percent Change
Product	$312.6	$280.5	11%	$917.5	$864.6	6%
Percentage of total revenues	98%	98%		98%	99%
Services and support	6.5	4.4	48%	18.6	5.5	*
Percentage of total revenues	2%	2%		2%	1%

Total revenues	$319.1	$284.9	12%	$936.1	$870.1	8%

*
Percentage is not meaningful.

        We have four reportable segments that offer different product lines: Digital Imaging and Video, Creative Professional, ePaper, and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing, enhancing and sharing digital images and photographs, digital video and animations. The Creative Professional segment provides software for professional page layout, professional Web page layout, graphic and illustration creation, technical document publishing and business publishing. The ePaper segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, this segment provides server-based solutions for enterprises and government agencies in the areas of document generation, document collaboration and document process management. The OEM PostScript and Other segment includes printing technology used to create and print simple or visually rich documents with precision.

        Services and support is composed of professional services (such as consulting services and training) and support (such as maintenance and technical support) primarily related to the licensing of our ePaper Server Solutions products. Professional services revenue is recognized using the percentage of completion method and is measured monthly based on input measures, such as on hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. A significant portion of our support revenue comprises our extended Enterprise Maintenance and Support offerings, which entitles customers to receive product upgrades and enhancements during the term of the maintenance and support period, which is typically one year. Our support revenue also includes support for our desktop products whereby we offer a range of support programs, from fee-based incident to annual support contracts and developer support to partners and developer organizations.

	Three Months Ended			Nine Months Ended
	August 29, 2003	August 30, 2002	Percent Change	August 29, 2003	August 30, 2002	Percent Change
Digital Imaging and Video	$88.3	$96.0	(8)%	$279.8	$310.4	(10)%
Percentage of total revenues	28%	34%		30%	36%
Creative Professional	82.0	86.6	(5)%	261.5	264.2	(1)%
Percentage of total revenues	26%	30%		28%	30%
ePaper*	127.0	78.6	62%	326.0	228.2	43%
Percentage of total revenues	40%	28%		35%	26%
OEM PostScript and Other	21.8	23.7	(8)%	68.8	67.3	2%
Percentage of total revenues	7%	8%		7%	8%

Total revenues	$319.1	$284.9	12%	$936.1	$870.1	8%

*
The ePaper segment includes professional services and support revenue.

        Revenue from our Digital Imaging and Video segment decreased in the three- and nine-month period ended August 29, 2003 compared to the three and nine months ended August 30, 2002 primarily due to a decrease in revenues from our digital imaging software products. The decrease in revenues from our digital imaging software products was mainly attributable to product lifecycle timing. There were no notable fluctuations in revenue from our digital video products.

        Revenue from our Creative Professional segment decreased in the three and nine months ended August 29, 2003 compared to the three and nine months ended August 30, 2002. The decrease for the three and nine months ended August 29, 2003 was primarily due to a 16% and 15% decrease in revenues, respectively, from our business publishing, illustration, and type and technical products. Revenue from our business publishing products decreased due to the planned migration of customers to our professional page layout products. Revenue from our illustration products decreased due to product lifecycle timing, and revenue from our type and technical products decreased due to lower royalty revenues. During the nine months ended August 29, 2003, revenue from our web publishing products also declined by 24% primarily due to product lifecycle timing. The decreases for the three and nine months ended August 29, 2003 were partially offset by a 13% and 33% increase in revenues from our professional page layout products due to the combination of an overall increase in customer demand for these products and our planned migration of customers from our business publishing products.

        Revenue from our ePaper segment increased during the three and nine months ended August 29, 2003 compared to the three and nine months ended August 30, 2002 and was primarily due to new releases of our Acrobat desktop products during the quarter ended May 30, 2003. Overall, we experienced a 66% and 35% increase in revenues, respectively, for the three and nine months ended August 29, 2003, from our Acrobat desktop products. Additionally, our ePaper segment revenue increased during the three and nine months ended August 29, 2003 due to increased licensing of our ePaper Server Solutions products and the professional services and support revenue associated with these products. The increase in revenue generated from the licensing of our ePaper Server Solutions products and associated professional services and support for the nine months ended August 29, 2003 was primarily attributable to the acquisition of Accelio during the second quarter of fiscal 2002.

        Revenue from our OEM PostScript and Other segment decreased during the three months ended August 29, 2003 compared to the three months ended August 30, 2002 due to decreased royalties from our OEM customers during this period. The decrease in three months ended August 29, 2003 slightly offset the overall increase in royalties from our OEM customers for the nine months ended August 29, 2003.

	Three Months Ended			Nine Months Ended
	August 29, 2003	August 30, 2002	Percent Change	August 29, 2003	August 30, 2002	Percent Change
Americas	$156.8	$156.2	*	$460.7	$438.3	5%
Percentage of total revenues	49%	55%		49%	50%
EMEA	84.3	68.4	23%	260.2	225.5	15%
Percentage of total revenues	26%	24%		28%	26%
Asia	78.0	60.3	29%	215.2	206.3	4%
Percentage of total revenues	24%	21%		23%	24%

Total revenues	$319.1	$284.9	12%	$936.1	$870.1	8%

*
Percentage is not meaningful.

        Revenue in the Americas increased during the nine months ended August 29, 2003 compared to the nine months ended August 30, 2002 due to the strength of our ePaper desktop and server products. Revenue in EMEA and Asia increased for the three and nine months ended August 29, 2003 compared to the three and nine months ended August 30, 2002 primarily due to the strength of our ePaper desktop products. Additionally, revenue in EMEA increased during the three and nine months ended August 29, 2003 due to the overall strength of the euro in fiscal 2003 as compared to fiscal 2002.

        Total application platform mix (excluding platform independent and UNIX revenues) for the three months ended August 29, 2003 was split 77% on Windows and 23% on Macintosh compared to 72% and 28%, respectively, for the three months ended August 30, 2002.

        Our global channel inventory position continues to be within company policy. For related discussion, see "Revenue Recognition" under "Critical Accounting Policies."

Cost of Revenue

	Three Months Ended			Nine Months Ended
	August 29, 2003	August 30, 2002	Percent Change	August 29, 2003	August 30, 2002	Percent Change
Product	$18.9	$28.5	(34)%	$58.4	$73.3	(20)%
Percentage of total revenues	6%	10%		6%	8%
Services and support	3.2	3.2	—	9.4	4.5	* %
Percentage of total revenues	1%	1%		1%	1%

Total cost of revenues	$22.1	$31.7	(30)%	$67.8	$77.8	(13)%

*
Percentage is not meaningful.

        Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies, and costs associated with the manufacturing of our products. In the three and nine months ended August 30, 2002, cost of product revenue also included hosted server costs associated with the Adobe Design Team.

        Cost of product revenue decreased in the three and nine months ended August 29, 2003 as compared to the three and nine months ended August 30, 2002 primarily due to the configuration of our revenue mix. During the three and nine months ended August 29, 2003, we received higher licensing revenue versus shrink-wrapped product revenue, compared to the same periods last year, which resulted in lower material costs. Additionally, during the third quarter of fiscal 2002 we recorded an impairment charge of $5.5 million for capitalized hosted server costs associated with Adobe Design Team.

        Cost of services and support revenue is composed primarily of employee-related costs and the related infrastructure costs incurred to provide consulting services, training and product support.

        Cost of services and support revenue increased in the nine months ended August 29, 2003 compared to the nine months ended August 30, 2002 due primarily to the acquisition of Accelio during the second quarter of fiscal 2002.

Operating Expenses

	Three Months Ended			Nine Months Ended
	August 29, 2003	August 30, 2002	Percent Change	August 29, 2003	August 30, 2002	Percent Change
Research and development	$68.8	$59.7	15%	$203.9	$181.9	12%
Percentage of total revenues	22%	21%		22%	21%

        Research and development expenses consist of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

        Research and development expenses increased in the three and nine months ended August 29, 2003 compared to the three and nine months ended August 30, 2002. Of the 15% total increase for the three months ended August 29, 2003, 12 percentage points of the increase were due to compensation and related benefits associated with headcount growth and higher incentive compensation, and 2 percentage points of the increase were due to increased rent expenses and higher overall facility costs. The remaining 1 percentage point of the increase was due to various individually insignificant fluctuations. Of the 12% total increase for the nine months ended August 29, 2003, 7 percentage points of the increase were due to compensation and related benefits associated with headcount growth and higher incentive compensation, and the remaining 5 percentage points of the increase were due to various individually insignificant fluctuations.

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

	Three Months Ended			Nine Months Ended
	August 29, 2003	August 30, 2002	Percent Change	August 29, 2003	August 30, 2002	Percent Change
Sales and marketing	$106.1	$93.8	13%	$309.9	$287.1	8%
Percentage of total revenues	33%	33%		33%	33%

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

        Sales and marketing expenses increased during the three and nine months ended August 29, 2003 compared to the three and nine months ended August 30, 2002. Of the 13% total increase for the three months ended August 29, 2003, 8 percentage points of the increase were due to compensation and related benefits associated with headcount growth, higher incentive compensation and higher sales commissions and 2 percentage points of the increase were due to sales and marketing costs related to product launches for the remainder of fiscal 2003. The remaining 3 percentage points of the increase were due to various individually insignificant fluctuations. Of the 8% total increase for the nine months ended August 29, 2003, 9 percentage points of the increase were due to compensation and related benefits associated with headcount growth, higher incentive compensation and higher sales commissions and 3 percentage points of the increase were due to customer service and technical support costs and professional fees. These percentage point increases were offset by 2 percentage points due to decreased marketing costs related to product launches during the nine months ended August 29, 2003 compared to product launches in the nine months ended August 30, 2002. The increases were also offset by 2 percentage points due to decreased order fulfillment and freight costs related to lower shrink-wrapped product revenue and a change in freight carriers and print suppliers.

	Three Months Ended			Nine Months Ended
	August 29, 2003	August 30, 2002	Percent Change	August 29, 2003	August 30, 2002	Percent Change
General and administrative	$30.3	$26.6	14%	$90.9	$81.3	12%
Percentage of total revenues	9%	9%		10%	9%

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

        General and administrative expenses increased during the three and nine months ended August 29, 2003 compared to the three and nine months ended August 30, 2002. Of the 14% total increase for the three months ended August 29, 2003, 17 percentage points of the increase were due to compensation and related benefits associated with headcount growth and higher incentive compensation, which includes 4 percentage points in increased health insurance costs. These increases were partially offset by 5 percentage points due to decreased depreciation related to assets that were written off in the prior fiscal year. The remaining 2 percentage points of the increase were due to various individually insignificant fluctuations. Of the 12% total increase for the nine months ended August 29, 2003, 15 percentage points of the increase were due to an increase in compensation and related benefits associated with headcount growth and higher incentive compensation, which includes 4 percentage points due to an increase in health insurance costs. These increases were partially offset by 4 percentage points due to a decrease in depreciation related to assets that were written off in the prior fiscal year. The remaining 1 percentage point of the increase was due to various individually insignificant fluctuations.

	Three Months Ended			Nine Months Ended
	August 29, 2003	August 30, 2002	Percent Change	August 29, 2003	August 30, 2002	Percent Change
Restructuring and other charges	$(0.4)	$—	*	$(0.4)	$1.6	*
Percentage of total revenues	*	—		*	*

*
Percentage is not meaningful.

        During the nine months ended August 29, 2003, we revised our estimates of certain costs associated with our second restructuring program that was implemented in the fourth quarter of fiscal 2002. As a result, we reversed the excess accrual related to severance and other charges and facilities during the three months ended August 29, 2003. We expect the remainder of the restructuring accrual, related to the second restructuring program, to be paid out during the fourth quarter of fiscal 2003.

        The restructuring charges for the nine months ended August 30, 2002 relate to the implementation of a restructuring program to eliminate 39 redundant sales and marketing positions held by Adobe employees worldwide as a result of the acquisition of Accelio. The restructuring included severance and related charges associated with the reduction in force and the cost of vacating a leased facility. This restructuring was implemented during the second quarter of fiscal 2002 and was completed as of the second quarter of fiscal 2003.

	Three Months Ended			Nine Months Ended
	August 29, 2003	August 30, 2002	Percent Change	August 29, 2003	August 30, 2002	Percent Change
Acquired in-process research and development	$—	$—	—	$—	$5.8	*
Percentage of total revenues	—	—		—	1%

*
Percentage is not meaningful.

        In April 2002, we acquired 100% of the outstanding common stock of Accelio. Accelio was a provider of Web-enabled solutions that helped customers manage business processes driven by electronic forms. As a result of this acquisition, we recorded a charge of $0.4 million for in-process research and development.

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

	Three Months Ended			Nine Months Ended
	August 29, 2003	August 30, 2002	Percent Change	August 29, 2003	August 30, 2002	Percent Change
Amortization of goodwill and purchased intangibles	$—	$3.5	*	$—	$10.6	*
Percentage of total revenues	*	1%		*	1%

*
Percentage is not meaningful.

        In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite lives are no longer amortized. Instead, the goodwill associated with past and any future acquisitions is reviewed annually for impairment.

        During the second quarter of fiscal 2003, we assessed our goodwill for impairment. This assessment did not result in an impairment of goodwill.

        Amortization of goodwill and purchased intangibles in the three and nine months ended August 30, 2002 primarily relates to the acquisitions of Glassbook, Inc. and GoLive.

Non-Operating Income

	Three Months Ended			Nine Months Ended
	August 29, 2003	August 30, 2002	Percent Change	August 29, 2003	August 30, 2002	Percent Change
Investment loss	$(3.0)	$(4.2)	29%	$(13.3)	$(13.4)	1%
Percentage of total revenues	(1)%	(1)%		(1)%	(2)%
Interest and other income	3.0	4.1	(29)%	10.5	11.8	(11)%
Percentage of total revenues	1%	1%		1%	1%

Total non-operating income (loss)	$—	$(0.1)	*	$(2.8)	$(1.6)	74%

        Investment gain (loss) consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable equity securities and equity method gains and losses of Adobe Ventures.

        During the three months and nine ended August 29, 2003, investment losses included losses related to our Adobe Ventures and our cost method investments totaling $2.8 million and $10.0 million. During the three months ended August 29, 2003, we recorded losses from the sale of our marketable equity securities of $0.1 million. During the three months ended August 29, 2003, investment losses also included write-downs due to other-than-temporary declines in value of $0.1 million related to our short-term investments in Salon Media Group, Inc. For the nine months ended August 29, 2003, the investment losses of $10.0 million were partially offset by gains of $0.7 million from the sale of our marketable equity securities. During the nine months ended August 29, 2003, investment losses also included write-downs due to other-than-temporary declines in value of $4.0 million related to our short-term investments in Viewpoint Corporation, Salon Media Group, Inc. and Virage, Inc.

        During the three and nine months ended August 30, 2002, investment losses included other-than-temporary write-downs of $1.3 million and $10.2 million, respectively, related to our short-term investments, primarily those in DigitalThink, Inc., Avantgo, Inc., Virage, Inc. and Tumbleweed Communications Corporation. We also recorded net investment losses totaling $3.0 million and $10.4 million during the three and nine months ended August 30, 2002, respectively, related to our Adobe Ventures and cost method investments. These investment losses were partially offset by investment gains totaling $7.2 million from the sale of our marketable equity securities for the nine months ended August 30, 2002.

        We are uncertain about future investment gains and losses, as they are primarily dependent upon market conditions and the operations of the underlying investee companies.

        Interest and other income consists principally of interest earned on cash, cash equivalents and short-term investments, gains and losses on the sale of fixed income investments, foreign exchange transaction gains and losses, and realized gains or losses on the disposal of assets.

        Interest income decreased in the three months ended August 29, 2003 compared to the three months ended August 30, 2002 primarily due to higher foreign currency losses during the third quarter of fiscal 2003 related to the weakening of the euro compared to the gains that resulted from a significant strengthening of the euro in the second quarter of fiscal 2003. Overall, interest income decreased in the nine months ended August 29, 2003 compared to the nine months ended August 30, 2002 primarily due to foreign currency losses in the third quarter of fiscal 2003 resulting from the weakening of the euro.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	August 29, 2003	August 30, 2002	Percent Change	August 29, 2003	August 30, 2002	Percent Change
Provision for income taxes	$27.7	$22.2	24%	$78.4	$71.2	10%
Percentage of total revenues	9%	8%		8%	8%
Effective tax rate	30%	32%		30%	32%

        Our effective tax rate decreased in the three and nine months ended August 29, 2003 compared to the three and nine months ended August 30, 2002 due to the benefits associated with the structure of our international operations.

Factors That May Affect Future Performance

        We believe that in the future our results of operations could be affected by various factors, including:

  •
  general economic or political conditions in any of the major countries in which we do business

  •
  delays in development or shipment of our new products or major new versions of existing products

  •
  difficulties in transitions to new business models or markets, including in the enterprise, government, consumer and creative professional markets

  •
  introduction of new products by existing and new competitors, particularly Microsoft

  •
  changes to our distribution channel

  •
  inability to attract and retain key personnel

  •
  lack of market acceptance of new products and upgrades

  •
  changes in demand for application software, computers and printers

  •
  sales price adjustments

  •
  intellectual property disputes and litigation

  •
  industry transitions to new business models

  •
  renegotiation or termination of royalty or intellectual property licensing arrangements

  •
  changes in accounting rules

  •
  market risks associated with our equity investments (as discussed later under "Quantitative and Qualitative Disclosures about Market Risk")

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

        These and many other factors described in this report affect our financial performance and may cause our future results, including results for the current quarter, to vary materially from these targets or from results for prior periods. Furthermore, if the economy worsens or the economic slow-down spreads to other geographic areas where we do business, it would likely cause our future results, including results for the current quarter, to vary materially from our targets. The slower economy may also adversely affect our ability to grow, and political instability in any of the major countries in which we do business may adversely affect our business.

        The end markets for our software products are intensely and increasingly competitive, and are significantly affected by product introductions and market activities of industry competitors. In the ePaper applications market, Microsoft has indicated that it will include a new electronic form tool in an upcoming new version of their Office product. We believe that Microsoft's new product may compete directly with certain of our Acrobat product line or our electronic forms solutions, and given Microsoft's market dominance, any new Microsoft product in this market could ultimately become competitive with our products. Furthermore, Microsoft has increased its presence in the low-end and mid-range consumer digital imaging markets. If competing graphics or ePaper products achieve widespread acceptance, our operating results would suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations.

        Also, as we seek to further broaden our customer base in the enterprise, government and consumer markets, we may not successfully adapt our application software licensing and distribution channels to these changes, which could cause our operating results to suffer. We also may not be successful in developing the necessary relationships with enough significant systems integrators to succeed with these new customer bases. Additionally, these new markets may result in higher costs and higher acceptance, warranty and indemnification risks than our other markets.

        We plan to recruit key talent for our future growth, especially to support our enterprise business. Competition for such high-quality personnel, especially highly skilled engineers, is extremely intense. Our ability to effectively manage this growth will require us to continue to improve our operational and financial controls and information management systems; otherwise our business could be seriously harmed. We rely on equity compensation in order to recruit and retain highly skilled employees in a competitive environment. If we are unable to provide adequate equity compensation incentives to effectively recruit and retain talented employees, our business may be harmed.

        Any delays or failures in developing and marketing our products, including upgrades of current products, may also have a harmful impact on our results of operations. Our ability to extend our core technologies into new applications and new platforms and to anticipate or respond to technological changes could affect our ability to develop these products. A portion of our future revenue will come from these new applications. Delays in product or upgrade introductions could cause a decline in our revenue, earnings or stock price. We cannot determine the ultimate effect that these delays or the introduction of new products or upgrades will have on our revenue or results of operations.

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

        We distribute our application products primarily through distributors, resellers, retailers and increasingly systems integrators, ISVs and VARs (collectively referred to as "distributors"). A significant amount of our revenue for application products is from two distributors. In addition, our channel program now focuses our efforts on larger distributors, which has resulted in our dependence on a relatively small number of distributors licensing a large amount of our products. Our distributors sell our competitors' products; if our distributors favor our competitors' products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. In addition, the financial health of these distributors and our continuing relationships with them are becoming more important to our success. Some of these distributors may be unable to withstand changes in business conditions. Our business could be seriously harmed if the financial condition of some of these distributors substantially weakens.

        In connection with the enforcement of our own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third-party rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation as part of our policy to vigorously defend our intellectual property rights, including rights derived from third-party licensors. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. Adverse decisions in such litigation or disputes could have negative results, including subjecting us to significant liabilities, requiring us to seek licenses from others, preventing us from manufacturing or licensing certain of our products, or causing severe disruptions to our operations or the markets in which we compete, any one of which could seriously harm our business. Additionally, although we actively pursue software pirates as part of our enforcement of our intellectual property rights, we do lose revenue due to software piracy. If piracy activities increase, it may further harm our business.

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

        We currently rely on five turnkey assemblers of our products, with at least two turnkeys located in each major region we serve. If any significant turnkey assembler terminates its relationship with us, or if our supply from any significant turnkey assembler is interrupted or terminated for any other reason, we may not have enough time or be able to replace the supply of products manufactured by that turnkey assembler to avoid serious harm to our business.

        Although revenue from our OEM PostScript and Other segment experienced a 2% increase in the nine months ended August 29, 2003 compared to the nine months ended August 30, 2002, we expect revenue from this segment to decline in the future. Our overall business may be harmed if the magnitude of the decline significantly exceeds our expectations. The continuing weakness in the economy is contributing to pressure on the average selling price of printers, which may result in the reduction of our royalty arrangements or the adoption by an OEM of alternative technology.

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

        Our quarterly revenues and operating results are difficult to forecast and are likely to fluctuate substantially from quarter to quarter due to a number of factors. These factors include:

  •
  delays in development or shipment of our new products or major new versions of existing products

  •
  any seasonality of technology purchases in our geographical markets

  •
  difficulties in transitions to new markets, including the enterprise and government markets

  •
  any delays in recognizing revenue on any transaction

  •
  any changes in general economic conditions

  •
  changes in our pricing policies or the policies of our competitors

  •
  changes to our product offering models, including the Creative Suites platform

        We are uncertain whether the recent currency appreciation experienced in Europe will continue in the foreseeable future. Our operating results are subject to fluctuations in foreign currency exchange rates. Dramatic fluctuations in foreign currency exchange rates may have significant financial impact. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We have established a hedging program to hedge our exposure to foreign currency exchange rate fluctuations, primarily the Japanese yen and the euro. We regularly review our hedging program and will make adjustments based on our judgment. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

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

  •
  software revenue recognition

  •
  accounting for stock options

  •
  accounting for variable interest entities

  •
  accounting for goodwill and other intangible assets

  •
  accounting for guarantees and indemnities

        In particular, new FASB guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. It is possible that in the future, we may incur less frequent, but larger, impairment charges related to goodwill we have already recorded, as well as goodwill arising out of potential future acquisitions. See "Goodwill and Other Intangible Assets" in Note 1 of our Notes to Condensed Consolidated Financial Statements for more information on this new FASB pronouncement. Changes to these rules or the questioning of current practices may have a significant adverse effect on our reported financial results or in the way in which we conduct our business. See the discussion under "Critical Accounting Policies" below for additional information about our critical accounting policies and some risks associated with these policies.

        We hold equity investments in public companies that have experienced significant declines in market value. We also have investments and may continue to make future investments, in several privately held companies, many of which are considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products these companies have under development is typically in the early stages and may never materialize. Our investment activities can impact our net income. We recorded pre-tax losses from marketable securities and other investments in privately held companies of $3.0 million and $13.3 million in the three and nine months ended August 29, 2003 compared to pre-tax losses of $4.2 million and $13.4 million in the three and nine months ended August 30, 2002. These amounts reflect realized losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable equity securities and net investment losses related to investments in Adobe Ventures and our cost method investments. In fiscal 2003 and 2002, decreases in the market prices of our marketable equity securities resulted in decreases in our pre-tax income. Future price fluctuations in these securities and any significant long-term declines in value of any of our investments could reduce our net income in future periods. We are uncertain about future investment gains and losses, as they are primarily dependent upon the operations of the underlying investee companies.

        Due to the factors noted above, our future earnings and stock price may be subject to volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings or any delay in the release of any product or upgrade compared to analysts' or investors' expectations has caused and could cause in the future an immediate and significant decline in the trading price of our common stock. Additionally, we may not learn of such shortfalls or delays until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock. Finally, we participate in a highly dynamic industry. In addition to factors specific to us, changes in analysts' earnings estimates for us or our industry, and factors affecting the corporate environment, our industry, or the securities markets in general, will often result in volatility of our common stock price.

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

        The market prices in our short-term equity investments have been volatile in the past. It is our policy to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing the cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership of each company we invest in. If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related write-down as an investment loss on our consolidated statements of income. The ultimate value realized on these equity investments is subject to market volatility until they are sold. For further information on our cash equivalents and short-term investments, see Note 1 of our Notes to Condensed Consolidated Financial Statements.

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

        The investments in Adobe Ventures are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Under the terms of the partnership agreements, the general partner has the sole and exclusive right to manage and control the partnerships. Adobe as the limited partner has certain rights, including the ability to approve the replacement of the general partner and investments that exceed certain established parameters. However, these rights are considered to be protective rights and do not suggest an ability to control the partnerships. Adobe Ventures carry their investments in equity securities at estimated fair market value, and unrealized gains and losses are included in investment gain (loss) on our consolidated statements of income. The stock of a number of technology investments held by Adobe Ventures at August 29, 2003 is not publicly traded and, therefore, there is no established market for these securities. In order to determine the fair market value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates of current market value made by Granite Ventures. It is our policy to review the fair value of these investments held by Adobe Ventures on a regular basis to evaluate the carrying value of the investments in these companies. This evaluation includes, but is not limited to, reviewing the cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition of each company we invest in. The evaluation process is based on information we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is in excess of fair value, it is our policy to record a reserve to reduce the carrying value to fair value. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

        We recognize realized gains and losses upon sale or maturity of these investments using the specific identification method. For further information on our long-term investments, see Note 1 of our Notes to Condensed Consolidated Financial Statements.

Accounting for Leases of Property and Equipment

        We entered into two operating lease agreements in 1999 and 2001 (the latter for a building currently under construction) related to our headquarter office buildings in San Jose, California. The agreements qualify for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13 ("SFAS 13"), "Accounting for Leases," and, as such, the buildings are not included on our balance sheet. According to SFAS 13, a lease is classified as operating if it does not meet any of the following criteria at its inception: 1) the lease transfers ownership of the property to the lessee at the end of the lease term, 2) the lease contains a bargain purchase option, 3) the lease term is equal to 75% or more of the economic life of the leased property or 4) the present value of the minimum lease payments equals or exceeds 90% of the fair value of the leased property. These agreements are subject to standard covenants, including liquidity, leverage and profitability ratios that are reported to the lessors quarterly. We believe we will be able to meet our obligations under the agreements, but if we default on our commitments and are unable to remedy the default quickly enough, the lessors may terminate all remaining commitments and they may demand we purchase the buildings for an amount equal to the current lease balance, or require that we remarket or relinquish the buildings. If we are required to purchase the buildings and do not elect to refinance, this will substantially decrease our cash available for working capital and we will have to record the value of the buildings on our balance sheet. If we remarket or relinquish the buildings, this could require us to find alternate facilities on terms that may not be as favorable as the current arrangement. As of August 29, 2003, we were in compliance with all covenants. For further information on these leases, see Note 8 of our Notes to Condensed Consolidated Financial Statements.

Income Taxes

        Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or its results of operations.

Employee Stock Options

Option Program Description

        Our stock option program is a broad-based, long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. In April 2003, the 2003 Equity Incentive Plan ("2003 Plan") was approved by our stockholders which replaced 1) the 1994 Stock Option Plan ("1994 Plan"), under which officers and key employees were granted options to purchase shares of our stock and 2) the 1999 Equity Incentive Plan ("1999 Plan"), our broad-based plan under which options could be granted to all employees, excluding executive officers, and outside consultants. Currently, we grant options from the 1) 2003 Plan, under which options could be granted to all employees, including executive officers, and outside consultants and 2) the 1996 Outside Directors Stock Option Plan, as amended, under which options are granted automatically under a pre-determined formula to non-employee directors. In addition, our stock option program includes the Adobe 1984 Stock Option Plan, as amended, and the Aldus 1984 Restated Stock Option Plan from which we currently do not grant options. The plans listed above are collectively referred to in the following discussion as "the Plans." We consider the Plans critical to our operation and productivity; essentially all of our employees participate. Option vesting periods are generally three years for all of the Plans.

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

        In May 2003, a stock option exchange program was initiated that allowed eligible employees to exchange options granted with an option price greater than $40 per share for a lesser number of new options, according to specified exchange ratios. The program excluded executive officers and members of our Board of Directors. The cancellation date for the program was June 16, 2003. On June 17, 2003 we accepted for cancellation, options to purchase approximately 7.1 million shares of common stock. Eligible employees, subject to their continued employment with Adobe on the grant date of the new options, will receive new options to purchase approximately 3.5 million shares of common stock in exchange for such cancelled options. The new options will have an exercise price equal to the fair market value of our common stock on the grant date, which will be at least six months and one day from June 16, 2003. The tables below include the results of the program to date.

Distribution and Dilutive Effect of Options

        The table below provides information about stock options granted, for the nine months ended August 29, 2003 and the fiscal year 2002, to our Chief Executive Officer and our four other most highly compensated executive officers, as identified in our 2003 Proxy Statement. This group is referred to as the Named Executive Officers. See "Stock Option Exercises and Option Holdings" below for the Named Executive Officers.

        Employees, Directors and Named Executive Officers Option Grants:

	Nine Months Ended August 29, 2003	Year Ended November 29, 2002
Net grants during the period as % of outstanding shares(†)	* %	3%
Net grants to Named Executive Officers during the period as % of total options granted	0%	21%
Net grants to Named Executive Officers during the period as % of outstanding shares	0%	1%
Cumulative options held by Named Executive Officers as % of total options outstanding	18%	15%

*
Less than 1%.

(†)
"Net grants" equals the sum of the number of shares subject to options granted during the specified period reduced by the number of shares subject to options which were canceled or otherwise terminated during such period. Net grants as a percentage of outstanding shares are based on 233.4 million shares and 232.0 million shares of our common stock outstanding as of August 29, 2003 and November 29, 2002, respectively.

General Option Information

Summary of Option Activity

	Nine Months Ended August 29, 2003			Year Ended November 29, 2002
	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Beginning of period	5,566,971	57,847,050	$35.64	12,818,238	54,284,317	$36.66
Granted	(1,651,350)	1,651,350	31.47	(11,973,680)	11,973,680	28.77
Exercised	—	(3,073,468)	18.33	—	(3,688,534)	15.99
Canceled*	8,952,833	(8,957,771)	58.54	4,722,413	(4,722,413)	45.20
Expired	(8,006)	—	—	—	—	—

End of period	12,860,448	47,467,161	$32.28	5,566,971	57,847,050	$35.64

*
Canceled options include approximately 7.1 million options that were accepted for cancellation under the stock option exchange program. See "Option Program Description" above for information regarding the stock option exchange program.

        The following table sets forth a comparison, as of August 29, 2003, of the number of shares subject to our options whose exercise prices were at or below the closing price of our common stock on August 29, 2003 ("In-the-Money" options) and the number of shares subject to options whose exercise prices were greater than the closing price of our common stock on such date ("Out-of-the-Money" options):

In-the-Money and Out-of-the-Money Option Information as of August 29, 2003*

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money	20,748,251	17,591,026	38,339,277	81%
Out-of-the-Money	7,578,490	1,549,394	9,127,884	19%

Total Options Outstanding	28,326,741	19,140,420	47,467,161	100%

*
The closing price of our common stock was $38.83 on August 29, 2003, as reported by the Nasdaq National Market.

Executive Option Grants

        We did not grant any stock options to our Named Executive Officers in the three and nine months ended August 29, 2003.

Stock Option Exercises and Option Holdings

        The following table shows stock options exercised by the Named Executive Officers in the nine months ended August 29, 2003, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of August 29, 2003, is shown. Also reported are the values for "In-the-Money" options. The dollar amounts shown in the "In-the-Money" column represent the positive spread between the exercise price of any such existing stock options and closing price as of August 29, 2003 of our common stock.

Option Exercises and Remaining Holdings of Named Executive Officers, Year to Date as of August 29, 2003 (in actual dollars)

			Number of Securities Underlying Unexercised Options at August 29, 2003
					Value of Unexercised In-the-Money Options at August 29, 2003(2)
	Number of Shares Acquired Upon Exercise
Name		Value Realized(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce R. Chizen	150,000	$1,609,500	1,744,907	1,264,584	$4,013,407	$14,984,721
Shantanu Narayen	80,000	1,680,360	1,015,282	735,418	3,789,550	8,663,114
Murray J. Demo	—	—	829,636	671,356	2,801,689	7,918,179
Jim Stephens	138,537	1,464,919	500,109	450,522	819,976	5,283,688
Bryan Lamkin	—	—	737,728	436,460	2,236,412	5,116,619

(1)
The "value realized" represents the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. See related Section 16 filings for detailed information on dispositions of shares.

(2)
Option values are based on $38.83, the closing price of our common stock on August 29, 2003, as reported by the Nasdaq National Market.

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans as of August 29, 2003, including Adobe's 1984 Stock Option Plan, as amended, 1994 Plan, 1996 Outside Directors Stock Option Plan, as amended, 1997 Employee Stock Purchase Plan, 1999 Plan, 2003 Plan and our common stock that may be issued under our 1994 Performance and Restricted Stock Plan.

	Equity Compensation Plan Information
Plan Category(1)	Number of Securities to Be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	47,450,415	$32.28	29,837,438(2)

(1)
The information presented in this table excludes options assumed by the Company in connection with acquisitions of other companies. As of August 29, 2003, 0.02 million shares of our common stock were issuable upon the exercise of these assumed options, at a weighted average exercise price of $6.31 per share.

(2)
Includes 14.2 million shares that are reserved for issuance under the 1997 Employee Stock Purchase Plan and 3.5 million shares that will be issued as a result of the option exchange program.

LIQUIDITY AND CAPITAL RESOURCES

	August 29, 2003 (unaudited)	November 29, 2002 (audited)	Percent Change
Cash, cash equivalents and short-term investments	$852.7	$617.7	38%
Working capital	$614.2	$436.9	41%
Stockholders' equity	$863.8	$674.3	28%

        Our cash, cash equivalents and short-term investments consist principally of money market funds, U.S. Treasuries, corporate notes, municipal bonds and marketable equity securities. All of our short-term investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair market value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Realized gains and losses are recognized when realized in our consolidated statements of income.

        Net cash provided by operating activities was $304.5 million for the nine months ended August 29, 2003, an increase of $111.1 million from the $193.4 million provided for the nine months ended August 30, 2002. Cash provided by operating activities, in the nine months ended August 29, 2003, primarily comprised net income, net of non-cash related expenses of $82.5 million, and increases in accrued expenses, income taxes payable and deferred revenue. Accrued expenses increased primarily due to incentive compensation related costs and sales and marketing programs. Income taxes payable increased due to an increase in taxable income. Deferred revenue increased primarily due to increased maintenance obligations and product upgrade offers. These increases were primarily offset by an increase in other current assets, primarily prepaid expenses, and decreases in trade and other payables and accrued restructuring.

        Net cash used for investing activities was $333.8 million for the nine months ended August 29, 2003, an increase of $152.1 million from the $181.7 million used in the nine months ended August 30, 2002. Net cash used for investing activities, in the nine months ended August 29, 2003, primarily comprised net purchases of short-term investments, property and equipment, and certain technology assets of Syntrillium. See Note 2 of our Notes to Condensed Consolidated Financial Statements for information regarding the purchase of technology assets of Syntrillium. We expect to continue to invest in short-term investments and purchase additional property and equipment to support our growth.

        Net cash used for financing activities was $12.1 million in the nine months ended August 29, 2003, a decrease of $78.0 million from the $90.1 million used in the nine months ended August 30, 2002. Net cash used for financing activities primarily comprised the payment of dividends.

        Our existing cash, cash equivalents, and investment balances may decline during fiscal 2003 in the event of further weakening of the economy or changes in our planned cash outlay. However, we believe that our existing balances, together with our anticipated cash flows from operations, will be sufficient to meet our working capital and resource expenditure requirements for the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to: adverse changes in general economic or political conditions in any of the major countries in which we do business; market acceptance of new products and upgrades; delays in development or shipment of our new products or major new versions of existing products; weakness in demand for application software, computers and printers; downward sales price adjustments; the impact of competition; and other risks detailed in "Factors That May Affect Future Performance."

        We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support and administrative staff. Furthermore, cash reserves may be used to purchase treasury stock and strategically acquire companies, products or technologies that are complementary to our business.

        We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for the third quarter of fiscal 2003. Under the terms of our lease agreements, we are not prohibited from paying cash dividends unless an event of default has occurred or we do not meet certain financial ratios. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

  Stock Repurchase Program I—Ongoing Dilution Coverage

        To facilitate our stock repurchase program, designed to minimize dilution from stock issuance primarily from employee stock plans, we have repurchased shares in the open market, have sold put warrants and purchased call options.

        As of August 29, 2003, no put warrants or call options remained outstanding under this plan. In addition, there were 1.2 million shares repurchased at an average price of $32.96, during the third quarter of fiscal 2003, under this plan.

        Authorization to repurchase shares to cover ongoing dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time.

  Stock Repurchase Program II—Additional Authorization Above Dilution Coverage

        In March 2001, subject to certain business and cash flow requirements as determined by our Board of Directors from time to time, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a two-year period. Under this program, we repurchased 2.0 million shares. The authorization for the remaining 3.0 million shares expired on March 2, 2003.

        On September 25, 2002, subject to certain business and cash flow requirements as determined by our Board of Directors from time to time, our Board of Directors authorized the purchase of up to an additional 5.0 million shares of our common stock over a three-year period. As of August 29, 2003, we had not made any purchases under this 5.0 million share repurchase program. This authorization will expire in September 2005.

Commitments

        Our principal commitments as of August 29, 2003 consist of obligations under operating leases, a real estate financing agreement, venture investing activities, royalty agreements and various service agreements. See Note 8 of our Notes to Condensed Consolidated Financial Statements for more information regarding our real estate financing agreement.

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

        Our Japanese operating expenses are in yen, and our European operating expenses are primarily in euro, which mitigates a portion of the exposure related to yen- and euro-denominated licenses. In addition, we hedge firmly committed transactions using forward contracts. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities and transactions being hedged. We also hedge a percentage of forecasted international revenue with forward and purchased option contracts. Our revenue hedging policy is designed to reduce the negative impact on our forecasted revenue due to foreign currency exchange rate movements. As of August 29, 2003, all contracts were set to expire at various times through January 2004. The bank counterparties in these contracts expose us to credit-related losses in the event of their non-performance. However, to mitigate that risk, we only contract with counterparties with specific minimum rating requirements. In addition, our hedging policy establishes maximum limits for each counterparty.

  Economic Hedging—Hedges of Forecasted Transactions

        We use option and forward foreign exchange contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. Such cash flow exposures result from portions of our forecasted revenues denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. We enter into these exchange contracts to hedge forecasted product licensing revenue in the normal course of business, and accordingly, they are not speculative in nature.

        We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the quarter ended August 29, 2003, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At August 29, 2003, the outstanding balance sheet hedging derivatives had maturities of 60 days or less.

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

  Equity Investments

        We are exposed to equity price risk on our portfolio of marketable equity securities. We believe that it is reasonably possible that the fair values of these securities could adversely change in the near term. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each company's cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline in value exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related write-down in our consolidated statements of income.

  Fixed Income Investments

        At August 29, 2003, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $830.6 million compared to $581.7 million at November 29, 2002, an increase of 43%. These securities are subject to interest rate fluctuations. Changes in interest rates could adversely affect the market value of our fixed income investments.

        We limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum duration of all portfolios is limited to 2.5 years. The guidelines also establish credit quality standards, limits on exposure to any one security issue, limits on exposure to any one issuer, and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines, we do not expect the exposure to interest rate risk and credit risk to be material.

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

ITEM 4. CONTROLS AND PROCEDURES

        Based on their evaluation as of August 29, 2003, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and Form 10-Q.

        There were no changes in our internal controls over financial reporting during the quarter ended August 29, 2003 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Adobe have been detected.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In early 2002, International Typeface Corporation ("ITC") and Agfa Monotype Corporation ("AMT"), companies which have common ownership and management, each charged, by way of informal letters to Adobe, that Adobe's distribution of font software, which generates ITC and AMT typefaces, breaches its contracts with ITC and AMT respectively pursuant to which Adobe licensed certain rights with respect to ITC and AMT typefaces. AMT and ITC further charged that Adobe violated the Digital Millennium Copyright Act ("DMCA") with respect to, or induced or contributed to, the infringement of copyrights in, ITC's and AMT's TrueType font software.

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

        Adobe asserts that it negotiated for and obtained express, written licenses from both AMT and ITC approximately ten years ago permitting Adobe to allow end users to embed AMT and ITC fonts in electronic documents for "print and view" and disputes the other breach of contract claims. Adobe also asserts that Adobe Acrobat 5.0, which AMT and ITC correctly acknowledge has been superseded by subsequent versions, neither violates the DMCA nor induces or contributes to the infringement of copyrights in ITC's and AMT's TrueType font software.

        On September 5, 2002, AMT and ITC filed suit against Adobe in the U.S. District Court, Eastern District of Illinois ("the Illinois Action"), asserting only that Adobe's distribution of the superseded 5.0 version of Adobe Acrobat violated the DMCA, as described above. The Illinois Action seeks statutory damages of $200 to $2,500 for each copy of Acrobat 5.0 found to violate the DMCA, a claim that Adobe disputes as a matter of law and fact. The Illinois Action also seeks injunctive relief with respect to Acrobat 5.0, although it specifically alleges, correctly, that Adobe no longer distributes Acrobat 5.0.

        On November 13, 2002, ITC filed another suit against Adobe in the United States District Court for the Eastern District of Illinois, this time asserting that Adobe breached its contract with ITC and that ITC, not Adobe, owns the copyrights in font software created by Adobe which generates ITC typefaces.

        If either AMT or ITC prevails on its breach of contract claims, AMT or ITC may have the right to terminate Adobe's right to distribute any of its products that then still contain font software that generates AMT or ITC typefaces. Adobe denies these claims and is vigorously defending against these actions.

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

        On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc. and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled "Client-Server System Using Embedded Hypertext Tags for Application and Database Development." The Plaintiff's complaint asserts that "Defendants have infringed, and continue to infringe, one or more claims of the 712 patent by making, using, selling and/or offering for sale, inter alia, products supporting Microsoft Active Server Pages technology." The plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for "willful infringement," and fees and costs. Adobe disagrees with the Plaintiff's claims and intends to vigorously defend against this action.

        On November 18, 2002, Plaintiffs Shell & Slate Software Corporation and Ben Weiss filed a civil action in the U.S. District Court in Los Angeles against Adobe alleging false designation of origin, trade secret misappropriation, breach of contract and other causes of action. The claim derives from the Plaintiffs' belief that the "healing brush" technique of Adobe Photoshop incorporates the Plaintiffs' trade secrets. The Plaintiffs seek preliminary and permanent injunctive relief, compensatory, treble and punitive damages and fees and costs. We believe that the action has no merit and intend to vigorously defend against it. On September 9, 2003, Adobe filed a counter-claim against Ben Weiss for breach of contract and misappropriation of trade secrets. Adobe seeks compensatory, statutory and punitive damages.

        From time to time, in addition to those identified above, Adobe is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with SFAS 5, Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, Adobe believes that it has valid defenses with respect to the legal matters pending against it. It is possible, nevertheless, that cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

ITEM 5. OTHER INFORMATION

        Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved in the third quarter of 2003 by our Audit Committee to be performed by KPMG LLP, our external auditor. Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee. During the third quarter of 2003, the Audit Committee pre-approved the following non-audit services anticipated to be performed by KPMG LLP: 1) fiscal year 2002 tax return review services, 2) tax consulting services, 3) Sarbanes-Oxley 404 review project, 4) Japan securities filings, 5) tax analysis of Granite Ventures' proposal and 6) tax and accounting assistance on a human resources project.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Index to Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Bylaws as currently in effect	10-K	2/26/03	3.2
3.2	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
3.2.1	Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware	10-Q	4/11/03	3.6.1
3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	5/30/03	3.3
4.1	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services	8-A/2G/A	5/23/03	7
10.1	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.2	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.3	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.4	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.6	1996 Outside Directors' Stock Option Plan, as amended	S-8	6/14/02	4.6
10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37
10.10	2003 Equity Incentive Plan	SCTO-I	5/16/03	99.(d)(1)
10.11	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.12	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.13	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52
10.14	Adobe Incentive Partners, L.P. Consent to Dissolve and Terminate Partnership*	10-K	2/26/03	10.44

10.15	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.16	Amended, Restated and Consolidated Master Lease of Land and Improvements by and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.17	Credit Agreement among Adobe Systems Incorporated, Lenders Named Therein and ABN AMRO Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/3/99	10.54
10.18	Credit Agreement among Adobe Systems Incorporated, Lenders Named Therein and ABN AMRO Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.66
10.19	Amendment No. 1 to 1999 Credit Agreement among Adobe Systems Incorporated, Lenders Named Therein and ABN AMRO Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.67
10.20	Amendment No. 1 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	7/16/01	10.68
10.21	Amendment No. 2 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	9/1/00	10.68
10.22	Lease Agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.23	Participation Agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.24	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80
10.25	Amendment No.1 to Lease Agreement between Adobe and Selco Services Corporation	10-K	2/26/03	10.81
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934	X

*
Compensatory plan or arrangement

        The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any of Adobe's filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

(b)
Reports on Form 8-K

(i)
On June 12, 2003, Adobe filed a report on Form 8-K under Item 12 announcing its financial results for the quarter ended May 30, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED
By	/s/ MURRAY J. DEMO Murray J. Demo, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: October 10, 2003

SUMMARY OF TRADEMARKS

        The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

  Adobe
  Acrobat
  ePaper
  GoLive
  Photoshop
  PostScript

        All other brand or product names are trademarks or registered trademarks of their respective holders.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Bylaws as currently in effect	10-K	2/26/03	3.2
3.2	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
3.2.1	Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware	10-Q	4/11/03	3.6.1
3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	5/30/03	3.3
4.1	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services	8-A/2G/A	5/23/03	7
10.1	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.2	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.3	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.4	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.6	1996 Outside Directors' Stock Option Plan, as amended	S-8	6/14/02	4.6
10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37
10.10	2003 Equity Incentive Plan	SCTO-I	5/16/03	99.(d)(1)
10.11	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.12	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.13	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52

10.14	Adobe Incentive Partners, L.P. Consent to Dissolve and Terminate Partnership*	10-K	2/26/03	10.44
10.15	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.16	Amended, Restated and Consolidated Master Lease of Land and Improvements by and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.17	Credit Agreement among Adobe Systems Incorporated, Lenders named Therein and ABN AMRO Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/3/99	10.54
10.18	Credit Agreement among Adobe Systems Incorporated, Lenders Named Therein and ABN AMRO Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.66
10.19	Amendment No. 1 to 1999 Credit Agreement among Adobe Systems Incorporated, Lenders Named Therein and ABN AMRO Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.67
10.20	Amendment No. 1 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	7/16/01	10.68
10.21	Amendment No. 2 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	9/1/00	10.68
10.22	Lease Agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.23	Participation Agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.24	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80
10.25	Amendment No.1 to Lease Agreement between Adobe and Selco Services Corporation	10-K	2/26/03	10.81
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934	X
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934	X

*
Compensatory plan or arrangement

The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any of Adobe's filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

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
SUMMARY OF TRADEMARKS
INDEX TO EXHIBITS