Form 10-K
period 2003-11-28
ADOBE SYSTEMS INC
filed 2004-02-05
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 28, 2003
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

        The aggregate market value of the registrant's common stock, $0.0001 par value per share, held by non-affiliates of the registrant on May 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was $8,136,680,867 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 30, 2004, 238,469,044 shares of the registrant's common stock, $.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended November 28, 2003, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Forward-Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans and investing activities that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Performance." You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"), including the Quarterly Reports on Form 10-Q to be filed in 2004. When used in this report, the words "expects," "could," "would", "may," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions, as well as statements regarding Adobe's focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1.    BUSINESS

        Founded in 1982, Adobe Systems Incorporated ("Adobe" or the "Company") offers a line of software and services for consumers, creative professionals and enterprises. Our products are market-leading digital imaging, design, and document technology platforms which enable customers to create, manage and deliver visually rich, compelling and reliable content. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, independent software vendors ("ISVs") and original equipment manufacturers ("OEMs"); direct to end users; and through our own Web site at www.adobe.com. We also license our technology to major hardware manufacturers, software developers and service providers and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas; Europe, Middle East and Africa ("EMEA"); and Asia. Our software runs on Microsoft Windows, Apple Macintosh, Linux, UNIX and various non-personal computer platforms, depending on the product.

        Adobe was originally incorporated in California in October 1983 and was reincorporated in Delaware in May 1997. We maintain executive offices and principal facilities at 345 Park Avenue, San Jose, California 95110-2704. Our telephone number is 408-536-6000. We maintain a Web site at www.adobe.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC Web site at www.sec.gov.

BUSINESS OVERVIEW

        In the early 1980's, Adobe developed software that pioneered desktop publishing. Today, we continue to be uniquely positioned to make changes not only to how society creates visually rich information for print and the Web, but also as to how it distributes and accesses that information electronically.

        In the simplest of terms, Adobe helps people communicate better. By delivering powerful graphic design, publishing, and imaging software for print, Web, and video production, we help people express, share, manage, and collaborate on their ideas in imaginative and meaningful new ways.

        Our strategy is to address the needs of a variety of customers, which include creative professionals—graphic designers, Web designers, videographers, photographers, and professional publishers; enterprise users—knowledge workers, IT managers, line of business managers, and executives; and consumers—digital imaging and digital video hobbyists and enthusiasts. We execute against this strategy by delivering products that support industry standards and can be deployed on multiple computing environments, depending on the product.

PRODUCTS AND MARKETS OVERVIEW

        We categorize our products into four principal business segments: Creative Professional, Digital Imaging and Video, ePaper, and OEM Postscript and Other. Beginning December 1, 2003, we renamed our former ePaper business segment the Intelligent Documents business segment. However, no changes were made to product classifications in any of the business segments.

Creative Professional

Creative Professional Market Opportunity

        Since Adobe was founded in the early 1980's, a core Adobe customer has been the creative professional. Graphic designers, production artists, Web designers, technical writers, videographers, photographers, and prepress professionals use and rely on Adobe's solutions for professional publishing, Web design, business document publishing, and printing visually rich information. Our software tools are used by creative professionals to create much of the printed and on-line information people see and read every day, including newspapers, magazines, Web sites, catalogs, advertisements, brochures, product documentation, technical manuals, books, memos, reports, and banners.

        As technology continues to improve, the market dynamics for creative professionals continue to evolve. Due to the ever changing ways in which people wish to receive information, creative professionals look to their software tools as a means to repurpose content across a variety of media and applications. They wish to derive greater efficiency from the software they use, to streamline their publishing workflows, and to effectively manage their assets.

        Adobe's brand and customer loyalty in this market continues to be strong. Existing customers purchase upgrades and new units of our Creative Professional products due to the high degree of innovative new features and because of the frequent use of the products in their daily work as well as the productivity gained by their use.

        The Creative Professional market is sensitive to the economy, as most users of Creative Professional software products derive their revenue mainly from corporate marketing, product marketing, and ad spending in corporations. In difficult economic times, corporations tend to reduce marketing spending. In such environments, the businesses of creative professionals tends to suffer; there often is a decline in spending by creative professionals on software, a decline in growth of the number of creative professionals, and for Adobe, a decline in revenue in its Creative Professional customer segment. Conversely, in an environment where the economy is stable or improving, corporations tend to increase their marketing spending. This typically creates an improved software market serving creative professionals, and for Adobe, additional opportunities to grow our Creative Professional segment revenue.

        As part of our corporate strategy in fiscal 2003, we increased our focus on the Creative Professional customer with the establishment of a new Creative Professional business unit that concentrates solely on the needs of this customer. We executed against this strategy by delivering several new major releases of our Creative Professional software applications during fiscal 2003. In addition to releasing new versions of Illustrator, InCopy, InDesign, GoLive, and Photoshop (from our Digital Imaging and Video business segment) in our fourth quarter, we delivered a brand new product platform integrating these new products called the Adobe Creative Suite. Available in two versions (Standard and Premium), the Adobe Creative Suite is a complete design solution that provides efficiency through improved product integration, a new innovative file management tool call Version Cue, and powerful Adobe Portable Document Format ("PDF") workflow capabilities. The Adobe Creative Suite also supports collaboration by providing Acrobat 6.0 Professional in the Premium edition. With the release of the Adobe Creative Suite, in English in fiscal 2003 and in other languages in fiscal 2004, we will market the complete design and publishing platform benefits and overall value of this new product to customers.

        We will continue this strategy in fiscal 2004, focusing on increasing the number of Adobe products our customers use by delivering more value to them, and, by enabling more efficient collaboration and workflow through improved product integration.

        If we are successful with this strategy, we believe that many of our Creative Professional customers will migrate from licensing individual products such as Photoshop or Illustrator to licensing them in the Creative Suite product. This could cause a shift in revenue from our Digital Imaging and Video business segment to our Creative Professional business segment. Given that individual Photoshop product revenue is a significant component of the Digital Imaging and Video segment, customers may in the future acquire Photoshop via the Creative Suite, the revenue for which is reported in the Creative Professional business segment, instead of by individual Photoshop product purchase, the revenue for which is reported in the Digital Imaging and Video segment.

        We also believe that, over time, we can deliver additional revenue generating products and integrated services as add-on offerings to the Creative Suite.

        Our Creative Professional strategy also focuses on growing our market share with InDesign in the professional page layout software market, and with Illustrator in the professional graphics illustration software market. In addition, we have implemented anti-piracy measures in Photoshop CS and the Creative Suite to guard against illegal use of the software. As we stated earlier, we believe that this business could benefit from a broad, global economic recovery and subsequent increase in marketing spending, if it were to occur in 2004.

Creative Professional Products

        Adobe Content Server—an easy-to-use, all-in-one system for publishers, distributors, retailers, and individual authors to prepare, secure, and license eBooks in Adobe PDF directly from their Web sites.

        Adobe Creative Suite Premium Edition—suite of integrated software solutions that creative professionals can use as a platform to modify and enhance digital images, create graphics, produce professional-quality printed publications, create and maintain dynamic Web sites, author visually rich content for wireless devices, and share content reliably for print and screen display. The different applications share a similar user interface and several commands, tools, palettes and keyboard short-cuts. The suite combines Adobe Acrobat Professional, Adobe GoLive, Adobe Illustrator, Adobe InDesign, and Adobe Photoshop technologies, as well as a new file management and integration technology called Version Cue.

        Adobe Creative Suite Standard Edition—suite of integrated software solutions that creative professionals can use as a platform to modify and enhance digital images, create graphics, and produce professional-quality printed publications. The different applications share a similar user interface and several commands, tools, palettes and keyboard short-cuts. The suite combines Adobe Illustrator, Adobe InDesign, and Adobe Photoshop technologies, as well as a new file management and integration technology called Version Cue.

        Adobe Font Folio OpenType Edition—contains more than 2,200 typefaces from the Adobe Type Library in OpenType format, offering a complete type solution for print, the Web, digital video, or electronic documents.

        Adobe FrameMaker—an application for authoring and publishing long, structured, content-rich documents including books, documentation, technical manuals, and reports; provides users a way to publish their content to multiple output formats, including print, Adobe PDF, HTML, XML, and Microsoft Word.

        Adobe GoLive—Web design and publishing software that provides innovative tools that Web authors require to design, layout, produce, and maintain content for Web sites and wireless Web devices without the need for complex multimedia programming.

        Adobe Graphics Server—imaging server software used to create and maintain digital graphics and images on frequently updated data-driven content, such as Web sites and printed catalogs, by automating the creation and the reuse of images; integrates with content management and e-commerce systems to automate workflows, and eliminates the tedious manual tasks of refining and reformatting images for specific purposes.

        Adobe Illustrator—a vector-based illustration design tool used to create compelling graphic artwork for print publications and the Web.

        Adobe InCopy—an editorial tool for collaboration between writers, editors, and copy-fitters; InCopy is a companion to Adobe InDesign.

        Adobe InDesign—a page-layout application for publishing professionals; based on an open, object-oriented architecture that is extensible, it enables Adobe and its industry partners to deliver powerful publishing solutions for magazine, newspaper, and other high-end publishing applications.

        Adobe PageMaker—software used to create high-quality business documents simply and reliably with robust page layout tools, templates, and stock art.

        Adobe Type Basics OpenType Edition—includes Adobe's best-selling typefaces, plus Adobe Type Manager; makes it easy to create beautiful text for print, Web, and video projects.

        Adobe Type Classics for Learning—a low-cost, introductory font library designed for students and educators.

        Adobe Type Manager—available in Light (free) and Deluxe versions; provides powerful, easy management of all PostScript Type 1, OpenType, and TrueType fonts.

        Adobe Type Sets—various Collection packages of Adobe's best-selling typefaces; makes it easy to create beautiful text for print, Web, and video projects.

Digital Imaging and Video

Digital Imaging and Video Market Opportunity

        With the first release of Adobe Photoshop more than ten years ago, and with a strong market presence with our imaging and video editing tools today, Adobe sets the standard for digital imaging software. Adobe's digital imaging and video segment consists of powerful software products used by creative professionals, business users, and consumers to create visually rich content. Customers in the Digital Imaging and Video segment include graphic designers, photographers, Web content creators, and multimedia, film, audio, and video producers who work in industries such as advertising, graphic design, book publishing, magazine publishing, newspaper publishing, Web site design, intranet site development, music and entertainment, corporate and marketing communications, product design, user interface design, sales training, printing, architecture, and fine arts. They rely on Adobe's digital imaging and digital video editing solutions to create and enhance many of the pictures and video we see everyday in print, on television, in movies, and on the Web.

        Driving the market opportunities for Adobe in this segment is the growth in the use of digital devices such as digital cameras, digital video cameras, multi-media-enabled computers, DVD players, scanners, Web-capable and image-enabled handheld devices, and cellular phones. As more users migrate towards digital photography and digital video recording, the potential market for Adobe grows. Internet broadband adoption also makes the Web a viable platform for the delivery of rich media, especially digital video.

        Creative professionals use Adobe's digital imaging and video software to create visually rich content found in communication media such as books, newspapers and magazines, as well as television commercials and movies. Business users utilize digital imaging and digital video software to enhance digital images and video when accomplishing tasks such as enhancing corporate communications, creating presentations and sales training materials, and developing content for internal (Intranet) and external Web sites. Consumers use this type of software to take advantage of the advancements made in digital photography and video technology to enhance, manage, and share their personal photographs and videos.

        As the use of digital photography and digital videography grow, we believe creative professionals throughout the world will continue to require software solutions to edit, enhance, and manage their digital photographs and digital videos. We also believe hobbyists will use, with more frequency, digital imaging and digital video software as more people purchase digital still cameras and digital video cameras.

        We have responded to these market opportunities by delivering several new releases of our digital imaging and video software applications. In the first quarter of fiscal 2003, we released version 1.0 of our Adobe Photoshop Album product, which is a new easy to use, consumer-focused software product that helps users organize and share their digital photos. In the third quarter of fiscal 2003, we released a new integrated family of digital video products, including a new rewritten version of Adobe Premiere Pro software for video editing, version 6.0 of Adobe After Effects software for adding special effects to video, Adobe Audition software for audio editing, and Adobe Encore DVD software for DVD creation. In addition to these individual digital video products, we released a new Adobe Video Collection that contains these products and comes in two versions: Standard and Professional. In the fourth quarter of fiscal 2003, we released the latest upgrade to Photoshop—Photoshop CS—which is the industry-leading product for digital imaging. We also released version 2.0 of Adobe Photoshop Album, and version 1.0 of Adobe Atmosphere, a new software tool which allows professionals to create three dimensional multimedia interactive environments.

        With our digital imaging products, we plan to continue to innovate with our Photoshop product to meet the needs of creative professional customers, including professional photographers, graphic designers, Web designers, and video producers. We plan to improve the integrated digital photography workflow that centers on Photoshop, while expanding the potential customer base by improving the interface of the product to be more accessible to non-professional users (including amateur photographers and consumers). In addition, we have implemented anti-piracy measures in Photoshop CS and the Creative Suite to guard against illegal use of the software.

        In the consumer digital imaging market, we offer a comprehensive digital media software product line for consumers, including Photoshop Album for digital photo organization, fixing, and sharing and Photoshop Elements for amateur photographers and digital imaging hobbyists to perfect their photos. We also plan to continue partnering with vendors in the digital imaging and video market to deliver integrated photo services, and we have made Photoshop Album Starter Edition available for free to millions of users via inclusion with Adobe Reader to provide a compelling initial digital imaging experience. Finally, we continue to work on integration of Adobe PDF technology as a means for users to collaborate electronically and share their digital images.

        With our new set of digital video products, we strive to provide the strongest, market-leading digital video authoring platform for our customers. To grow our digital video business, we are marketing the benefits of our digital video platform to creative professionals and videographers in the film, broadcast, corporate, and event videography market segments, and we are working with partners to deliver integrated video systems on the Microsoft Windows platform which utilize our software.

Digital Imaging and Video Products

        Adobe After Effects—software used to create sophisticated animation, motion compositing, and special effects found in multimedia, television broadcast, film, and the Web; available in two versions:

After Effects Standard provides basic 2D and 3D compositing, animation, and visual effects tools; After Effects Professional adds advanced features such as motion tracking and stabilization, advanced keying and warping tools, more than 30 additional visual effects, and additional audio effects.

        Adobe Atmosphere—a software tool for authoring graphically rich three dimensional worlds that viewers on the Web can figuratively enter and interact in; provides a platform for creating realistic and immersive environments that offer a revolutionary approach to content, Web navigation, community, and communication.

        Adobe Audition—a professional audio editing environment designed for demanding audio and video professionals; provides advanced audio mixing, editing, and effects processing capabilities.

        Adobe Encore DVD—professional DVD authoring and creation software; provides a comprehensive set of design tools and integration with other Adobe software to create a streamlined DVD creation workflow; provides ability to output projects to all recordable DVD formats, ensuring a wide degree of playback compatibility.

        Adobe Photoshop—provides photo design enhancement and editing capabilities for print, the Internet, and multi-media; used by graphic designers, professional photographers, Web designers, professional publishers, and video professionals, as well as amateur photographers and digital imaging hobbyists.

        Adobe Photoshop Album—offers unique, easy-to-use interface to find, organize, share, and edit digital photographs; designed for consumers to manage their collections of digital photographs, easily share photos via e-mail and the Web, create digital slide shows and photo albums, and get their photographs printed via on-line photo finishing services; works well with Photoshop Elements when more advanced digital photograph editing and touch-up is needed.

        Adobe Photoshop Album Starter Edition—a limited-feature version of Photoshop Album available for free; lets consumers find photos fast, fix common flaws, and easily share images with others.

        Adobe Photoshop Elements—offers unique, easy-to-use, powerful image-editing tools designed specifically for amateur photographers and hobbyists who want to create professional-quality images for print and the Web.

        Adobe Premiere Pro—new professional digital video-editing software used to create broadcast-quality movies for video, film, DVD, multimedia, and streaming over the Web.

        Adobe SVG Viewer—a plug-in for Web browsers that allows users to view Web graphics created in Scalable Vector Graphics ("SVG") format.

        Adobe Video Collection Professional Edition—suite of five integrated application products that allows users to produce professional-quality video, film and multimedia; includes Adobe After Effects Professional Edition, Adobe Audition, Adobe Encore DVD, Adobe Photoshop, and Adobe Premiere Pro.

        Adobe Video Collection Standard Edition—suite of four integrated application products that allows users to produce professional-quality video, film, multimedia; includes Adobe After Effects Standard Edition, Adobe Audition, Adobe Encore DVD and Adobe Premiere Pro.

Intelligent Documents

Intelligent Documents Market Opportunity

        Enterprises are under increasing pressure to save money, offer improved customer service, adhere to regulatory requirements, and leverage existing investments in core systems. We believe that significant market opportunities exist to help enterprises address these issues by making their business processes more efficient.

        Printed documents are an essential part of most enterprise business processes because they are a familiar method for communicating, collaborating, and conducting transactions with customers, partners, and employees. While over time, enterprises may replace documents with Web applications and similar technologies, we believe that many of these documents will continue to persist, and organizations will need to integrate electronic versions of printed documents with their business processes.

        A critical component of an organization's business processes is the need to interact with data stored in enterprise applications. As this need expands beyond the core users of those applications, adapting systems to accommodate a diverse group of users has become an expensive and time-consuming endeavor. The outcome is a proliferation of manual workarounds that result in process inefficiencies, delays, and poor quality of information.

        We believe that Adobe can address these issues and realize significant market opportunities with our Adobe Intelligent Documents business, which provides organizations with a secure and flexible way to extend the power and reach of enterprise applications inside and outside their computer network firewall. Intelligent Documents uses a set of document services to create intelligent electronic documents, and integrate them into existing business processes.

        With intelligent documents, customers can create documents from the desktop or from enterprise applications, and collaborate with internal and external people while maintaining the visual fidelity and integrity of the original source documents. It also enables them to capture data more securely through electronic forms, even when working offline; and automate and manage processes that are not managed by core systems.

        Our strategy to address these market opportunities consists of delivering an Intelligent Document platform that contains three architecture components:

  •
  Intelligent documents

  •
  Universal client

  •
  Document services

        Intelligent documents interact with core business applications and integrate information contained in those documents into business processes. Because they are exact electronic replicas, intelligent documents retain the best characteristics of paper documents, such as a familiar look. To this, Adobe has added powerful XML-based business logic capabilities, such as data validations and automated routing instructions. These features allow for more efficient interaction with enterprise applications while still providing the ability for people to manually access and interact with the data when necessary.

        A universal client is a commonly available interface or access point between people and intelligent documents. Adobe Reader software and Web browsers are examples of universal clients. With more than 500 million distributed copies of Adobe Reader, Adobe has created a ubiquitous platform for accessing and interacting with intelligent documents. Adobe Reader is available on the most common operating system platforms, including Microsoft Windows, Apple Macintosh, Linux, various Unix-based platforms, and portable device systems such as Palm OS, Pocket PC, and the Symbian operating system for cellular phones. As a universal client, Adobe Reader enables users inside and outside the firewall to interact with intelligent PDF documents on most platforms, including desktops, laptops, PDAs, mobile phones, and kiosks, regardless of the application used to author the document.

        Finally, document services are underlying technologies that create, integrate, and manage intelligent documents—leveraging the use of a universal client for constituents to interact with data within the document. Document services include, but are not limited to, the following:

  •
  Document Generation—products and solutions to dynamically generate personalized, customer-facing documents from enterprise applications for enhanced customer communications.

  •
  Document Process Management—products and solutions to deploy intelligent data capture systems and rules-based process management to automate business transactions.

  •
  Document Collaboration—products and solutions to streamline collaborative processes among users, with a goal to accelerate review cycles and reduce costs.

  •
  Document Control and Security—products and solutions to control document access and usage, and enable the use of digital signatures as a replacement for paper and pen-based signatures.

        The market opportunity for each of these document services, and Adobe's strategy to realize these opportunities is described below in more detail.

  Document Generation

        There is a significant document generation market opportunity for transforming raw business data from enterprise applications into visually rich, dynamic, customer-focused documents for delivery on most platforms. In many cases, documents are the main source of interaction governments and businesses have with their constituents, partners, and customers. Documents are used to generate revenue (such as catalogs, brochures, mailers), conduct transactions (such as tax forms, invoices, loan documents and account statements), and transfer knowledge (such as user manuals, product specifications and financial reports). We believe the key to producing documents that drive business is an enterprise class document generation solution that takes content from multiple sources, dynamically generates documents, and securely and reliably delivers those documents over a variety of systems and devices.

        Adobe's solutions for document generation are intended to: improve customer satisfaction by enabling customized and personal dynamic document generation for multiple devices and platforms; ensuring that documents appear exactly as intended and are protected from unauthorized changes; and reducing costs by automating document and image production processes. We provide both desktop and server-based solutions for the document generation market.

        On the desktop, the Adobe Acrobat product family creates PDF documents from everyday office applications, such as Microsoft Office. In fiscal 2003, we expanded the Acrobat product line from one product into three distinct products to meet the needs of the different types of customers that require Acrobat functionality:

  •
  Acrobat Elements—a product launched with the release of version 6.0 of the Acrobat family of products in our second quarter of fiscal 2003, is a low-cost version of Acrobat that contains Adobe PDF creation features targeted for enterprise knowledge workers. It provides easy, one-button Adobe PDF creation from Microsoft Office applications such as Excel, Word, and Outlook, allowing knowledge workers to reliably share electronic documents within and outside the walls of their organization.

  •
  Acrobat Standard—also a product that was released in the second quarter of fiscal 2003, targets business professionals with its Adobe PDF creation, collaboration, and digital signature features. Workgroups and entire enterprises can utilize Acrobat Standard to implement electronic document workflow solutions that improve business processes.

  •
  Acrobat Professional—the third product launched in our second quarter of fiscal 2003, contains expert features targeted for customers such as Creative Professionals, print service personnel, engineers, architects, and other similar users. They use Acrobat Professional for advanced capabilities such as complex electronic document creation from multiple source formats, pre-flighting of documents that are to be professionally printed, color separation preview and output, electronic form creation, and one-button PDF creation from software applications such as AutoCAD, Visio, and Microsoft Project. Acrobat Professional also contains all of the features found in Acrobat Standard.

        On servers, Adobe offers a combination of products to generate documents, including Adobe Central Pro Output Server and Adobe Document Server. Our server products merge output, including XML-based data, from enterprise applications such as Customer Relationship Management (CRM), Enterprise Resource Planning (ERP), content management, and legacy systems with highly formatted document templates to generate personalized, reliable documents for print or electronic delivery.

        Based on customer need, we also released Acrobat Elements Server in fiscal 2003. Acrobat Elements Server provides a means for customers to broadly deploy PDF creation for multiple users, and is an alternative to low-cost Acrobat and PDF generation clone software that exists in the market.

        We believe our key advantages in the document generation market include the standardization of PDF in many government agencies and regulated industries as a format for distributing, viewing, printing, and archiving electronic documents. In addition, Adobe Reader is available on most platforms, assuring our customers who generate PDF files that their content will be viewable and printable when distributed. Finally, our solutions employ advanced and comprehensive security technology to help protect a document's authenticity, integrity, and confidentiality.

        Adobe desktop products that provide document generation capabilities include:

  •
  Adobe Acrobat Professional

  •
  Adobe Acrobat Standard

  •
  Adobe Acrobat Elements

  •
  Adobe Acrobat Capture

        Adobe server-based document generation products include:

  •
  Adobe Acrobat Distiller Server

  •
  Adobe Acrobat Elements Server

  •
  Adobe Central Pro Output Server

  •
  Adobe Document Server

  •
  Adobe Output Designer

  •
  Adobe Output Pak for mySAP.com

  •
  Adobe Output Pak for Oracle

  •
  Adobe Web Output Pak

  Document Process Management

        Enterprises have invested significantly in their infrastructure over the last ten years, resulting in the deployment of complex business systems such as CRM, ERP, and Document Content Management (DCM). Yet many of these back-end systems are not fully connected with each other, or with the software productivity tools used by business users on their desktops. To meet these challenges, Adobe offers document process management solutions that leverage the intelligence and flexibility of intelligent documents.

        A key component of our document process management strategy is the utilization of electronic forms as a replacement for paper-based forms. Information entered into and contained in paper-based forms typically must be manually retyped and entered into enterprise applications, which is inefficient, error-prone, and labor-intensive. With Adobe's solutions for document process management, the enterprise's customers, employees, and partners can instead submit information through secure electronic forms. By embedding business logic (such as calculations and data validation) into these forms, our solutions can also improve the accuracy of data that is automatically integrated into core business systems such as CRM, ERP, and DCM enterprise applications.

        In addition, information captured in an electronic form can trigger rules- and roles-based workflow. For example, an employee can enter data on-line into an expense report that is later submitted electronically for approval; the data can then be automatically sent to a manager for review, or integrated into the organization's accounting system. Additional process tracking and reporting capabilities offer business managers insight into the status of their workflows, and allow them ways to further streamline their processes for better business performance.

        Adobe's document process management solutions involve several products, including the Adobe Acrobat product line, Adobe Reader, Adobe Form Client, Adobe Form Designer and Adobe Reader Extensions Server.

        Adobe also provides Adobe Form Server, which offers the broadest range of solutions for deploying intelligent forms that can be completed online or offline, across diverse platforms and devices, and, Adobe Workflow Server, which enables enterprises to easily design, deploy, and manage forms-based business processes.

  Document Collaboration

        The desire by governments and enterprises to have more effective and timely collaboration solutions has created a significant market opportunity. Collaboration can be a difficult task for an enterprise to accomplish because documents must flow within and between organizations, yet all participants in review cycles may not have the same applications or system configurations to support proprietary or specialized document formats. Adobe's solutions for document collaboration enable more secure and reliable distribution of documents to streamline document exchange, review, commenting, and approval on most platforms, while protecting content from unauthorized access and alterations. Adobe PDF documents can also be automatically routed, tracked, and integrated into core applications such as DCM to manage the full collaboration process.

        Benefits to customers using Adobe solutions for document collaboration include the protection of business information and process integrity, the reduction of costs by automating collaborative processes and reducing paper, and the simplification of document sharing between employees, customers, partners, and other constituents. Governments can shorten the time it takes to approve applications. Enterprise customers can replace paper mailings to customers and suppliers with electronic document distribution, accelerate product and engineering documentation reviews, and streamline contract review and preparation.

        In addition to Adobe's desktop solution for document collaboration, Adobe also provides a server-based solution based on Adobe Reader Extensions Server. Reader Extensions Server lets enterprises easily share interactive, intelligent PDF documents with external parties. It unlocks features in the free Adobe Reader so that end users can use digital signatures to sign electronic documents, add comments by using electronic sticky notes and other mark-up tools, save the document and fill-in form information. Without these enabled capabilities, users would have to license software to interact with the documents electronically, or, print and manually edit or sign the documents.

        Adobe products for document collaboration include the Adobe Acrobat product line, Adobe Reader, and Adobe Reader Extensions Server.

  Document Control and Security

        By replacing manual paper-based documents processes with electronic document equivalents, enterprises can enhance their quality of service, improve their company's productivity and lower costs. Already today, businesses and consumers frequently interact electronically. For example, consumers place electronic Web-based orders, businesses file government reports on-line, and banks distribute customer account statements via e-mail or the Web. Yet, this migration to electronic document delivery of sensitive or confidential information creates inherent risks such as unauthorized access to the information and identity theft.

        We believe the movement to the use of electronic documents by enterprises and consumers has created an emerging document control and security market opportunity for Adobe. To address this market need, Adobe has implemented within its desktop and server products advanced technologies to help ensure the authenticity of an electronic document's origin, the integrity of its content, and the confidentiality of the communication.

        Adobe products for document control and security include the Adobe Acrobat product line, Adobe Reader, and Adobe Reader Extensions Server.

Intelligent Documents Products

  Desktop Document Generation

        Adobe Acrobat Capture—enables conversion of legacy paper-based documents into indexed, searchable, platform-independent electronic PDF files for archiving and distribution purposes.

        Adobe Acrobat Elements—software that enables enterprises to extend the value of their Microsoft Office investment by standardizing on Adobe PDF for reliable document distribution; provides for the easy conversion of Microsoft Office documents to Adobe PDF, preserving document integrity for reliable viewing and printing on other operating systems and hardware platforms inside and outside the enterprise's IT firewall.

        Adobe Acrobat Messenger—software that works with a scanner or digital copier and is designed for workgroups and departments to transform paper documents into electronic Adobe PDF files and deliver them via e-mail, Web, or fax; allows users to preview their documents on-screen, crop or rotate pages, and add electronic annotations.

        Adobe Acrobat Standard—creates secure, reliable, and compact Adobe PDF files from desktop authoring applications such as Microsoft Office software, graphics applications, and more. Supports automated collaborative workflows with a rich set of commenting tools and review tracking features; includes everything needed to create and distribute rich electronic documents that can be viewed easily within leading Web browsers or on computer desktops via the free Adobe Reader.

        Adobe Acrobat Professional—in addition to all the capabilities of Acrobat Standard, Acrobat Professional delivers specialized capabilities for creative professional and engineering users, such as pre-flighting, color separation, and measuring tools.

  Server-based Document Generation

        Adobe Acrobat Distiller Server—server-based software that provides workgroups with a centralized solution for converting PostScript files to Adobe PDF files over a network; gives IT and creative professionals the power of increased productivity and the assurance of consistent, high-quality output.

        Adobe Acrobat Elements Server—server-based software that enables organizations to centrally deploy and manage Adobe PDF creation capabilities across the enterprise. Flexible, server-based deployment options, combined with a Web services Application Programming Interface ("API"), make it easy to integrate Adobe PDF generation into document-based business processes and existing enterprise applications.

        Adobe Central Pro Output Server—server-based software for document generation that allows organizations to create personalized, customer-facing documents from any data source—including legacy, line-of-business, ERP, or CRM applications; merges data with an electronic document template using a powerful processing engine to dynamically generate electronic documents such as purchase orders, invoices, statements, and checks for delivery via Adobe PDF, the Web, e-mail, fax, or print; works with Adobe Output Designer, which is a companion tool used to create sophisticated document templates.

        Adobe Document Server—server-based software for the creation, manipulation and assembly of customized Adobe PDF documents; XML-based data can be inserted into templates to create complex, content-rich documents for more targeted and effective customer communications; integrates with leading enterprise applications as well as custom systems.

        Adobe Output Designer—a design tool that allows users to create electronic document templates for use with Adobe solutions for document generation; aids in the creation of electronic documents that exactly replicate existing paper documents.

        Adobe Output Pak for mySAP.com—SAP-certified server-based software for document generation that enables organizations to optimize their investment in their SAP solution by creating personalized, professional-looking, customer-facing documents; provides an easy, fast, and cost-effective way to create and maintain documents for the SAP environment; integrates directly with an SAP system to extract information which is merged with a document template that defines the layout and formatting of the document; output can be in a variety of formats, including Adobe PDF, print, fax, e-mail, and the Web, to multiple devices.

        Adobe Output Pak for Oracle—server-based software for document generation; expands the scope of the Oracle E-Business Suite by allowing customers to easily create, maintain, and integrate high-quality, professional-looking electronic documents with their Oracle business processes in an easy, fast, and cost-effective way; integrates directly with Oracle Reports to extract XML data from other applications which is then merged with a document template that defines the layout and formatting of the document output; used to dynamically generate documents such as purchase orders, invoices, statements, and checks which can then be delivered via Adobe PDF, print, fax, e-mail, and the Web.

        Adobe Web Output Pak—server-based software for document generation; creates documents in PDF and HTML for presentation on the Web, and in Wireless Markup Language ("WML") for presentation to a wireless device; allows users to personalize and control the look of documents based on the data the documents contain.

  Document Process Management

        Adobe solutions for document process management include the following products as well as Adobe Reader Extensions Server and Adobe Reader, which are listed under Document Collaboration.

        Adobe Form Designer—simplifies the creation of intelligent XML form templates for deployment as Adobe PDF forms or HTML applications. It provides an intuitive, graphical design tool for creating XML templates that look exactly as the author intended. It also simplifies adding intelligence to documents, such as calculations and validations, and binding form fields to arbitrary XML schemes for seamless integration with enterprise applications.

        Adobe Form Server—offers the broadest range of solutions for deploying intelligent forms that can be completed online or offline, across diverse platforms and devices. It identifies a user's environment to deliver the richest form-filling capabilities supported, and integrates with enterprise applications to pre-populate form fields, save captured data, and initiate data-driven workflows.

        Adobe Form Client—creates a rich form-filling experience, when the users' environment is known, to increase accuracy of data captured and reduce process inefficiencies. It offers flexible desktop, form-deployment options with zero administration, an XML-based architecture for integration with core business applications, and support for digital signatures.

        Adobe Workflow Server—a server-based workflow application that allows for the design, deployment and management of forms-based business processes to improve organizational agility and productivity;

uses a rules-and roles-based design tool that defines business rules a process must follow, as well as the roles of each individual involved in the process.

        Adobe Capture Handheld—Adobe Capture Handheld enables mobile workers to submit data captured through intelligent electronic forms directly into core business applications, increasing organizational productivity and agility. It provides the broadest range of features available for capturing data on products for Microsoft Windows Powered Pocket PC and Handheld PC devices, including built-in calculation and validation capabilities, the ability to fill in forms online or offline, and support for industry-standard digital signature technologies.

  Document Collaboration

        Adobe's document collaboration products include Adobe Reader Extensions Server (below), as well as the Adobe Acrobat product family (product descriptions for which are listed under Desktop Document Generation).

        Adobe Reader—free software for reliably reviewing and printing Adobe PDF files on a variety of hardware and operating system platforms.

        Adobe Reader Extensions Server—server-based product lets enterprises easily create and share interactive PDF files with external parties who must interact with these documents—without requiring recipients of the documents to acquire Acrobat software that normally would be necessary to interact with the PDF files they receive. On an individual PDF document, it unlocks features so that when such a file is opened in the free Adobe Reader, users have access to functionality that normally would not be available in Adobe Reader. Examples of document collaboration features that can be enabled in Adobe Reader by this server product include the use of digital signatures to electronically sign PDF documents, the ability to provide comments by using electronic sticky notes and other collaborative mark-up tools, the capability to save the document and the ability to fill-in form information.

  Document Control and Security

        Adobe Acrobat Professional and Adobe Acrobat Standard—(in addition to features described previously) provide extensive document controls that let organizations determine who can open, print, copy, or modify content within a PDF document. Also offers support for digital signature technologies from leading security vendors such as Entrust, GeoTrust, IBM, RSA Security, and Verisign.

OEM PostScript and Other

OEM PostScript and Other Market Opportunity

        Graphics professionals and professional publishers require quality, reliability, and efficiency in production printing, and we believe our printing technology provides advanced functionality to meet the sophisticated requirements of this marketplace. As high-end printing systems evolve and transition to fully digital, composite workflows, Adobe is uniquely positioned to be a supplier of software and technology based on the Adobe PostScript and Adobe PDF standards for use by hardware manufacturers in this industry. Adobe generates revenues by licensing our technology to OEMs that manufacture printers and other output devices.

OEM PostScript and Other Products

        Adobe PostScript—a printing and imaging page description language that delivers high quality output, cross-platform compatibility, and top performance for graphically-rich printing output from corporate desktop printers to high-end publishing printers; gives users the power to create and print visually rich documents with total precision; licensed to printing equipment manufacturers for integration into their printing products.

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

Creative Professional

        In our Creative Professional segment, we offer several individual software applications, including Adobe GoLive, Adobe Illustrator, Adobe InDesign, Adobe InCopy, Adobe PageMaker, and Adobe FrameMaker. We believe these individual products compete favorably on the basis of features and functionality, ease of use, product reliability, and price and performance characteristics. In addition, the products work well together, providing broader functionality and shortened product learning time for the individual who uses multiple applications to complete a project.

        We also offer the Adobe Creative Suite in two versions, which are new products that consist of combinations of several of our technologies. The Adobe Creative Suite Standard Edition combines the capabilities of InDesign, Illustrator, and Photoshop, as well as new file management and integration technology called Version Cue. The Adobe Creative Suite Premium Edition adds to this the capabilities of Acrobat Professional and GoLive. The Adobe Creative Suite is a complete design and publishing solution for print and Web publishing. We believe that no other software vendor currently provides a similar solution.

        Drawing and illustration products are characterized by feature-rich competition, brand awareness, and price sensitivity. Our Adobe Illustrator product faces competition from companies such as Corel, Deneba, and Macromedia. We believe our product competes favorably due to high awareness of the features in our Illustrator product, especially the drawing and illustration functionalities, the features and technical capabilities of the product, and our ability to leverage core technologies from our other established products.

        Our Adobe InDesign product, used for professional page layout, faces tough competition. The main competitive product, Quark XPress, has a leadership position in the professional page layout market. Quark also benefits from an established industry infrastructure that has been built around the use of their XPress product in print shops and service bureaus, and through the development of third party plug-in products. Barriers to the adoption of Adobe InDesign by Quark XPress customers include this infrastructure, as well as the cost of conversion, training, and software/hardware procurement required to switch to InDesign. We have seen an increase in the adoption of InDesign software, and we believe we will continue to see market share gains going forward due to a product offering that contains new innovative features (such as separations preview, nested styles, transparency, typography and enhanced XML support), our strong brand among users, positive reviews by industry experts, adoption of InDesign by major accounts which are influencers in their industries, and improved infrastructure support by the industry for our overall solution.

        The demand for Web page layout is constantly evolving and highly volatile. We believe Adobe GoLive trails in market share and faces significant direct and indirect competition for Web page layout applications from companies such as Macromedia and Microsoft. We believe our product compares favorably to these applications; however, our market share may be constrained by Macromedia's entrenched position in the Web page layout market, and by Microsoft's ability to target its Web page layout software to users in markets they dominate, including users of Microsoft Office, Microsoft Windows operating system, and the Microsoft Internet Explorer Web browser.

        In the technical authoring and publishing market, our Adobe FrameMaker product faces competition from large-scale electronic publishing systems, XML-based publishing companies such as Arbortext, as well as lower-end desktop publishing products such as Microsoft Word. Competition is based on the quality and features of products, the level of customization and integration with other publishing system components, the number of hardware platforms supported, service, and price. We believe we can successfully compete based upon the quality and features of the Adobe FrameMaker product, our extensive application programming interface, and the number of platforms supported.

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

Digital Imaging and Video

        The Digital Imaging and Video software markets are constantly evolving, characterized by rapid technological and hardware developments, and frequent new product introductions. The needs of the users in these markets—especially at the low-end consumer level—are rapidly changing as more people become avid users of digital cameras, digital video cameras, and digital imaging and digital video equipped hardware devices, personal computers and cellular phones.

        Our tools in the market, including Adobe Photoshop, Adobe Photoshop Album, Adobe Photoshop Elements, Adobe After Effects, Adobe Audition, Adobe Encore DVD, and Adobe Premiere Pro software, face significant competition from companies offering similar products and will continue to face competition from emerging products and technologies.

        The mid-range consumer digital imaging and image management software markets are subject to intense competition, price sensitivity, brand awareness and strength in OEM bundling and retail distribution.

        We face direct and indirect competition in these markets from a number of companies that market software which competes with ours, including ACD Systems, AI Soft (Japan), Apple Computer, ArcSoft, Corel, i4 (Japan), Image Software, JASC Software, Kelly Media (Germany), Luna Imaging, Macromedia, Micrografx, Microsoft, Paessler GmbH (Germany), Pegasus Imaging Company, Roxio, TriVista Technologies, Ulead Systems, and VCOM Products. In addition, we face competition from device, hardware, and camera manufacturers such as Apple Computer, Canon, Dell, Hewlett-Packard, Nikon, Sony, and others as they try to differentiate their offerings by bundling their own digital imaging software, or those of our competitors. Similarly, we face potential competition from operating system manufacturers such as Apple Computer and Microsoft if they integrate hobbyist-level digital imaging and image management features in future versions of their operating systems.

        We believe we compete favorably against other mid-range digital imaging and consumer-focused image management software applications with our Adobe Photoshop Elements and Adobe Photoshop Album products due to strong consumer awareness of our brand in digital imaging, our relationships with significant OEMs, positive recommendations for our products by market influencers, our increased focus on the retail software channel, and a strong feature set.

        The professional digital imaging software market is a competitive market where software applications compete based on product features, brand awareness, and price sensitivity. We face direct and indirect competition from a number of companies including Corel, Jasc Software, and Macromedia. We are an industry leader and compete favorably with our Adobe Photoshop product due to high awareness of the Photoshop brand in digital imaging, the positive recommendations for our Photoshop product by market influencers, the features and technical capabilities of the product, and our ability to leverage core features from our other established products.

        Applications for digital video editing, compositing and special effects, audio creation, and DVD authoring face increasing competition as video professionals and hobbyists migrate away from analog video and audio tools towards the use of digital camcorders and digital video production on their computers and DVD systems for rich media playback. Our Adobe After Effects, Adobe Audition, Adobe Encore DVD, and Adobe Premiere Pro software products, as well as the Adobe Video Collection which contains these products, face competition from companies such as Aist, Apple Computer, ArcSoft, Avid, Broderbund, Canopus, Cyberlink, Discreet, Magix, Microsoft, Muvee, Pinnacle Systems, Roxio, Sonic Solutions, ULead Systems, and Sony.

        Adobe After Effects software is a leader in professional compositing and special effects editing applications due to our strong feature set and the integration with our other products to create a broad platform for our customers. In professional digital video editing, we are a market leader on the Microsoft Windows platform with Adobe Premiere Pro, and compete favorably due to our strong feature set, our OEM relationships, and the integration with our other products to create a broad digital video publishing platform for our customers.

Intelligent Documents

        As we broaden the scope of our Intelligent Documents products and solutions, we face increased competition from entrenched office applications, makers of products which provide clone capabilities of our Acrobat product, electronic forms solution providers, emerging products/technologies, and potentially, enterprise collaboration system providers. Additionally, current office applications and content creation/management tools that use HTML, Macromedia Flash, Macromedia FlashPaper, Microsoft InfoPath, Microsoft Word, Tagged Information File Format ("TIFF"), and various XML-based formats for electronic document distribution provide alternate solutions to customers, and indirectly compete with Adobe's Intelligent Documents products and the use of Adobe PDF.

        For document generation solutions—specifically, the desktop and server-based PDF file creation markets—Adobe Acrobat and our server solutions such as Adobe Acrobat Elements Server, Adobe Distiller Server, and Adobe Document Server face competition from many Acrobat clone products marketed by companies such as Ansyr Technology, eHelp Corporation, Global Graphics, Software995, and others. In addition, other PDF creation solutions can be found at a low cost, or for free, on the Web. Additional competitors in the server-based document generation market include DocuCorp, Document Sciences, Formscape, Optio, and StreamServe. However, some PDF creation solution providers in the market today use technology from us, licensed as Adobe PDF Libraries, to implement the PDF creation capabilities of their products or solutions.

        In the higher end of the market, the release of our new Acrobat product called Acrobat Professional allows us to provide similar value as, and compete more directly against, other creative professional PDF tool providers, such as Enfocus, Dalim, TeamPDF, and Zinio.

        For document collaboration and document process management solutions, where electronic document delivery, exchange, collaboration, and archival needs exist, our Intelligent Documents product family faces competition from entrenched office applications such as Microsoft Office. In addition, some content management vendors provide collaboration and business process management capabilities that could directly or indirectly compete with our offerings, although we view our solutions in these areas as an extension of those supplied by such vendors.

        Microsoft has also brought to market new products and technologies to address emerging Intelligent Documents market needs. In the Professional version of Microsoft Office 2003, they have introduced a new information gathering program called InfoPath 2003. They have also introduced Windows Rights Management Services in their new Windows Server 2003 product, which is designed to allow corporate networks to manage and enforce restrictions built into documents. Microsoft has also introduced enhanced collaborative document review, document security, and document distribution capabilities in its versions of Microsoft Office 2003.

        These new and updated Microsoft products and technologies, and their marketing initiatives supporting them, indicate Microsoft is targeting the electronic document distribution, collaboration, and forms markets, markets that we are also focused on.

        In addition to Microsoft, and due to the large size of the document collaboration and document process management opportunities, we have seen and expect to see new products and technologies from established technology companies that may compete directly or indirectly with our Intelligent Document products and solutions. For example, Macromedia has introduced a new server product called Flex, which is a development environment for creating Internet applications to dynamically display data; and Oracle and Corel have announced a partnership to deliver a solution to enable the creation, storage and delivery of XML content and SVG applications.

        We also continue to face competition with our Intelligent Documents from established eForm solution companies such as Cardiff, PureEdge, and FileNET (through their acquisition of Shana) for electronic forms solutions. Similarly, we face competition for document process management solutions from workflow solutions vendors such as MetaStorm, Scansoft, Staffware, and Ultimus.

        We believe that our Intelligent Documents product family competes favorably against these companies and formats in terms of the combined benefits of superior functionality, cross-platform visual page fidelity/reliability, multi-platform capability, file compression, printing and security of documents expressed using Adobe PDF. We also believe that Adobe PDF and its integration with XML, combined with the broad distribution of Adobe Reader on all leading hardware platforms, provide a ubiquitous universal multi-platform solution that is more compelling than our competitors' offerings.

        Looking to the future, electronic document systems targeting enterprises will continue to be developed and will likely be adopted. In addition, Microsoft is working on the next generation of its Windows operating system, codenamed Longhorn, which could be released as early as late 2005. It is anticipated that Microsoft will add new electronic document capabilities to Longhorn, potentially providing additional competition to our Intelligent Document products and solutions. We are working to ensure our Adobe Intelligent Documents applications stay at the forefront of innovation in emerging markets such as document generation, document collaboration and document process management, and thus are positioned to be leading products in these markets.

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

OPERATIONS

Marketing and Sales

        We market and distribute our products through sales channels, which include distributors, retailers, software developers, systems integrators ISV's and VARs, as well as through OEM and hardware bundle customers. We also market and license our products directly using our sales force and through our own Web site at www.adobe.com.

        We support our worldwide distribution network and end-user customers with international offices around the world, including locations in Australia, Beijing, Belgium, Brazil, Canada, China, Denmark, England, Finland, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, Mexico, the Netherlands, Norway, Portugal, Scotland, Singapore, Spain, Sweden, Switzerland, and Taiwan.

        We license our Adobe PostScript software and other printing systems technology to computer and printer manufacturers, who in turn distribute their products worldwide. We derive a significant portion of Adobe PostScript royalties from international sales of printers, imagesetters, and other output devices by our OEMs.

        We also license software with post-contract customer support ("PCS") or maintenance. PCS includes rights to upgrades, when and if available, telephone support, updates, and enhancements.

        For information regarding our market segments and segment revenue, geographic areas and significant customers, please refer to Note 16 of our Notes to Consolidated Financial Statements.

Order Fulfillment

        The procurement of the various components of packaged products, including CDs and printed materials, and the assembly of packages for retail and other applications products is controlled by Order Fulfillment operations. We outsource our order fulfillment activities to third parties in the United States, Europe, and Asia.

        To date, we have not experienced significant difficulties in obtaining raw materials for the manufacture of our products or in the replication of CDs, printing, and assembly of components, although an interruption in production by a supplier could result in a delay in shipment of our products. The backlog of orders from customers, as of January 30, 2004 and January 24, 2003, was approximately $13.8 million and $16.1 million, respectively.

Services and Support

        Adobe provides professional services, technical support and customer service to a wide variety of customers including consumers, creative professionals and business users. Our service and support revenue consists primarily of consulting fees, software maintenance and support fees, and training fees.

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

  Support

        A significant portion of our support revenue is composed of our extended Enterprise Maintenance and Support offerings, which entitles customers to the right to receive product upgrades and enhancements during the term of the maintenance and support period, which is typically one year. Regional Support Centers are charged with providing timely, high quality technical expertise on Intelligent Documents products and solutions to meet the growing needs of our customers.

        Our support revenue also includes support for our desktop products. Adobe offers a range of support programs, from fee-based incidents to annual support contracts. Additionally, Adobe provides extensive self-help and online technical support capabilities via the Web, which allows customers quick and easy access to possible solutions. Adobe provides product support through a combination of outsourced vendors and internal support centers.

        Adobe also offers Developer Support to partners and developer organizations. The Adobe Solution Network ("ASN") Developer Program focuses on providing developers with high-quality tools (Software Development Kits), information, and services.

        As a registered owner of the current version of an Adobe desktop product, customers are eligible to receive complimentary person-to-person support on certain matters. Support for some products and in some countries may vary.

Training

        We inform customers about the use of our products through on-line informational services on our Web site (www.adobe.com), and through a growing series of how-to books published by Adobe Press pursuant to a joint publishing agreement with Peachpit Press. In addition, we develop tests to certify independent trainers who teach Adobe software classes. We sponsor workshops, work with professional associations and user groups, and conduct regular beta-testing programs.

Investments

        We own limited partnership interests in four venture capital limited partnerships, Adobe Ventures L.P., Adobe Ventures II, L.P., Adobe Ventures III, L.P., and Adobe Ventures IV, L.P. (collectively "Adobe Ventures"), that invest in early stage companies with innovative technologies. We also make direct investments in privately held companies. In addition to the potential for financial returns, our venture activities often increase our knowledge of emerging markets and technologies, as well as expand our opportunities to provide Adobe products and services. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        The investments in Adobe Ventures are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Under the terms of the partnership agreements, the general partner has the sole and exclusive right to manage and control the partnerships. Adobe as the limited partner has certain rights, including the ability to approve the replacement of the general partner and investments that exceed certain established parameters. However, these rights are considered protective rights and do not suggest an ability to control the partnerships. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment gain (loss) on our consolidated statements of income. The stocks of a number of technology investments held by Adobe Ventures at November 28, 2003 are not publicly traded and, therefore, there is no established market for these securities. In order to determine the fair market value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates of current market value made by Granite Ventures. It is our policy to review the fair value of these investments held by Adobe Ventures, as well as our direct investments, on a regular basis to evaluate the carrying value of the investments in these companies. This evaluation includes, but is not limited to, reviewing each company's cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe the carrying value of a company is in excess of fair value, it is our policy to write-down the investment to reduce its carrying value to fair value.

        Our direct equity investments and Adobe Ventures investments at November 28, 2003 consisted of the following companies:

	Private	Public
Adobe Equity Investments
Classmates Online, Inc. (formerly eCircles, Inc.)	X
Datalogics, Inc.	X
Digimarc Corporation		X
DigitalThink, Inc.		X
Objectivity, Inc.	X
Open Plains Technology Inc.	X
Salon Media Group, Inc. (formerly Salon.com)		X
Tumbleweed Communications Corp.		X
Vicom Systems, Inc.		X
Winsoft	X
Zequra Technologies, Inc.	X
Adobe Ventures L.P. Equity Investments
Managing Editor Software, Inc.	X
Adobe Ventures II, L.P. Equity Investments
DigitalThink, Inc.		X
HAHT Software, Inc.	X
Salon Media Group, Inc.		X
Adobe Ventures III, L.P. Equity Investments
Biz 360, Inc.	X
Builders Information Group, Inc.	X
Covalent Technologies, Inc.	X
Digital Fountain	X
DigitalThink, Inc.		X
Sendmail, Inc.	X
Shutterfly, Inc.	X
Adobe Ventures IV, L.P. Equity Investments
Above All Software, Inc. (formerly BAM Software, Inc.)	X
Bellamax, Inc.	X
Biz 360, Inc.	X
Cardiff Software, Inc.	X
Convio, Inc.	X
Covalent Technologies, Inc.	X
Digital Fountain	X
HAHT Software, Inc.	X
Kontiki, Inc.	X
Pervasive Security Systems, Inc.	X
Sendmail, Inc.	X
Shutterfly, Inc.	X
TuVox, Inc.	X

        We intend to continue investing in new markets and technologies through limited partnerships as well as through direct investments.

PRODUCT DEVELOPMENT

        Since the personal computer and enterprise software industries are characterized by rapid technological change, a continuous high level of investment is required for the enhancement of existing products and the development of new products. We primarily develop our software internally. We occasionally acquire products developed by others by purchasing the stock or assets of the business entity that held ownership rights to the technology. In other instances, we have licensed or purchased the intellectual property ownership rights of programs developed by others with license or technology transfer agreements that may obligate us to pay royalties, typically based on a percentage of the revenues generated by those programs.

        During fiscal years ended November 28, 2003, November 29, 2002 and November 30, 2001, our research and development expenses, including costs related to contract development, were $277.0 million, $246.1 million and $224.1 million, respectively.

        On May 19, 2003, we purchased the technology assets of Syntrillium Software ("Syntrillium"), a privately held company which developed, published and marketed digital audio tools including its recording application, Cool Edit Pro, now renamed Adobe Audition, all of which have been added to our existing line of professional digital imaging and video products. By adding Adobe Audition and the other tools to our existing line of products, we have improved the Adobe video workflow and expanded the products and tools available to videographers, DVD authors and independent filmmakers.

        On April 12, 2002, we acquired 100% of the outstanding common stock of Accelio Corporation ("Accelio"). Accelio was a provider of Web-enabled solutions that helped customers manage business processes driven by electronic forms. The acquisition of Accelio enhances our ability to broaden our Intelligent Documents solution business by combining Accelio's electronic forms solutions with Adobe Acrobat and PDF technologies. Through this combination we can now further extend Acrobat solutions to enterprise users in Global 2000 businesses, governments and educational institutions to deliver greater value to our customers.

        In December 2001, we acquired Fotiva, Inc ("Fotiva"). Substantially all of Fotiva's assets were intellectual property. Fotiva was a development stage software company that created solutions to help consumers manage, store, enrich, and share digital photographs and other related personal media. Adobe combined Fotiva's image management technology with Adobe's digital imaging and Intelligent Documents technologies to develop a new product, Adobe Photoshop Album, which was released in the first quarter of fiscal 2003.

        For further information regarding these acquisitions, see Note 2 of our Notes to Consolidated Financial Statements.

PRODUCT PROTECTION

        We regard our software as proprietary and protect it under the laws of copyrights, patents, trademarks, and trade secrets. We protect the source code of our software programs as trade secrets, and make source code available to third parties only under limited circumstances and specific security and confidentiality constraints.

        Our products are generally licensed to end users on a "right to use" basis pursuant to a license that restricts the use of the products to a designated number of printers or computers. We also rely on copyright laws and on "shrink wrap" and electronic licenses that are not physically signed by the end user. Copyright protection may be unavailable under the laws of certain countries, however, and the enforceability of "shrink wrap" and electronic licenses has not been conclusively determined in all jurisdictions. We have obtained many patents and have registered numerous copyrights, trademarks, domain names, and logos in the United States and foreign countries.

        Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for the software industry. This problem is particularly acute in international markets. We conduct vigorous anti-piracy programs directly and through certain external software associations. Although our products generally do not contain copy protection or network copy-detection features, we have recently included activation technology in Photoshop CS and Adobe Creative Suite to guard against illegal use.

EMPLOYEES

        As of January 30, 2004, we employed 3,507 people. We have not experienced work stoppages and believe our employee relations are good. Competition in recruiting personnel in the software industry, especially highly skilled engineers, is intense. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, management and sales and marketing personnel.

AVAILABLE INFORMATION

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations Web site at www.adobe.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on our Web site is not incorporated into this Annual Report.

EXECUTIVE OFFICERS

        Adobe's executive officers as of January 30, 2004 are as follows:

Name	Age	Positions
Bruce R. Chizen	48	President and Chief Executive Officer
Shantanu Narayen	40	Executive Vice President, Worldwide Products
Karen O. Cottle	54	Senior Vice President, General Counsel and Corporate Secretary
Murray J. Demo	42	Senior Vice President and Chief Financial Officer
Melissa Dyrdahl	46	Senior Vice President, Corporate Marketing and Communications
James Heeger	47	Senior Vice President, Creative Professional Business Unit
Ivan Koon	46	Senior Vice President, Intelligent Documents Business Unit
Bryan Lamkin	43	Senior Vice President, Digital Imaging and Video Business Unit
Jim Stephens	46	Senior Vice President, Worldwide Sales and Field Operations
Theresa Townsley	45	Senior Vice President, Human Resources

        Mr. Chizen joined Adobe upon the closing of the acquisition of Aldus in August 1994 as Vice President and General Manager, Consumer Products Division. In December 1997, he was promoted to Senior Vice President and General Manager, Graphic Products Division and in August 1998, Mr. Chizen was promoted to Executive Vice President, Products and Marketing. In April 2000, Mr. Chizen was promoted to President of Adobe and in December 2000, he also became Adobe's Chief Executive Officer and joined the Adobe Board of Directors in December 2000. Prior to joining Adobe, Mr. Chizen was Vice President and General Manager, Consumer Division of Aldus Corporation from February 1994 to August 1994, and from November 1992 to February 1994, he was Vice President and General Manager, Claris Clear Choice for Claris Corp., a wholly owned subsidiary of Apple Computer, Inc., a manufacturer of computers and software. Mr. Chizen is a member of the Board of Directors of Synopsys, Inc.

        Mr. Narayen joined Adobe in January 1998 as Vice President and General Manager of Adobe's engineering technology group. He was promoted to Senior Vice President, Worldwide Products in January 1999 and to Executive Vice President, Worldwide Product Marketing and Development in March 2001. Prior to joining Adobe, Mr. Narayen co-founded Pictra Inc., an internet software company, in 1996. He was Director of Desktop and Collaboration products at Silicon Graphics Inc. and held various senior manager positions at Apple Computer Inc. before founding Pictra.

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

        Mr. Demo joined Adobe in August 1996 as the Director of Operations Finance. In July 1998 he was promoted to Corporate Controller. In October 1999, he was promoted to Vice President and Corporate Controller and in June 2000 was promoted to Senior Vice President and Chief Financial Officer. Prior to joining Adobe, Mr. Demo was the Director of Finance for Miller Freeman, Inc, a division of United Business Media, London, England from June 1993 to July 1996. Prior to Miller Freeman, Inc., Mr. Demo held a variety of senior finance and business development positions at First Financial Management, Visionary Corporate Technologies, and Hughes Electronics.

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

        Mr. Heeger joined Adobe in February 2002 as Senior Vice President of Cross Media Publishing, now Senior Vice President, Creative Professional Business Unit. He was Chief Executive Officer and President of Fotiva. from March 2001 to December 2001, when Fotiva was acquired by Adobe. From September 1993 to June 2000, Mr. Heeger was with Intuit, Inc., where he served as Senior Vice President and General Manager of Small Business Division from July 1997 to June 2000. In April 1995, Mr. Heeger became Chief Financial Officer and served as Chief Financial Officer and Senior Vice President of Administration until July 1997. Mr. Heeger began at Intuit as Vice President and General Manager of Supplies Division from December 1993 to April 1995. Prior to Intuit, Mr. Heeger spent 11 years with Hewlett-Packard in marketing and distribution roles.

        Mr. Koon joined Adobe in August 2002 as Senior Vice President of the Intelligent Documents Business Unit. Prior to joining Adobe, Mr. Koon was President of the New Technologies Division at BEA Systems from November 1999 to July 2002. Prior to BEA, Mr. Koon served in various executive management roles at S2 Systems, including President and Chief Operating Officer from February 1997 to September 1999.

        Mr. Lamkin joined Adobe in February 1992 and held various senior management positions in marketing for Adobe's graphics and publishing products. In March 1997, he was promoted to Vice President of Marketing and in March 2000, he was promoted to Senior Vice President, Product Marketing. Mr. Lamkin is currently Senior Vice President of the Digital Imaging and Video Business Unit. Prior to joining Adobe, Mr. Lamkin held various product management positions at Software Publishing Corporation from 1986 to 1992.

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

        Ms. Townsley joined Adobe in 1988 and held various senior management positions within the human resources group before being promoted in May 1999 to Vice President of Worldwide Human Resources. In December 1999, she was promoted to Senior Vice President, Worldwide Human Resources. Prior to joining Adobe, Ms. Townsley held various human resources positions at FMC Corporation from 1979 to 1988.

ITEM 2.    PROPERTIES

        The following table sets forth the location, approximate square footage, and use of each of the principal properties used by Adobe. We lease or sublease all of these properties with the exception of our property in India, where we own the building and lease the land. All properties are leased under operating leases. Such leases expire at various times through 2091. The annual base rent expense for all facilities (including operating expenses, property taxes, and assessments) is currently approximately $32.4 million and is subject to annual adjustments as well as changes in interest rates.

Location	Approximate Square Footage	Use
North America:
345 Park Avenue San Jose, California, USA	360,000	Research, product development, sales and marketing
321 Park Avenue San Jose, California, USA	280,000	Research, product development, sales and marketing
151 Almaden Boulevard San Jose, California, USA	270,000	Administration
801 N. 34th Street-Waterfront Seattle, WA 98103-88	255,000	Product development, sales, marketing, technical support, and administration
560 Rochester St. Ottawa, Ontario Canada K1S 5K2	152,000	Product development, sales, marketing, technical support, and administration
India:
Adobe Towers, 1-1A, Sector 25A Noida, 201301, U.P. India	100,000	Product development
Japan:
Gate City Ohsaki East Tower 1-11-2 Ohsaki, Shinagawa-ku Tokyo 141-0032 Japan	38,000	Product development, sales, marketing, and administration
UK:
3 Roundview Avenue Stockley Park, Middlesex	21,000	Sales and technical support

        In general, all facilities are in good condition and are operating at capacities of 66% and above.

        We also lease office space in the United States and various other countries under operating leases. We have one leased set of offices in San Jose, California that was vacated in connection with the restructuring program implemented in fiscal 1998. We have subleased the offices but still have a commitment under the lease agreement until 2007.

ITEM 3.    LEGAL PROCEEDINGS

        In early 2002, International Typeface Corporation ("ITC") and Agfa Monotype Corporation ("AMT"), companies which have common ownership and management, each charged, by way of informal letters to Adobe, that Adobe's distribution of font software, which generates ITC and AMT typefaces, breaches its contracts with ITC and AMT, respectively, pursuant to which Adobe licensed certain rights with respect to ITC and AMT typefaces. AMT and ITC further charged that Adobe violated the Digital

Millennium Copyright Act ("DMCA") with respect to, or induced or contributed to, the infringement of copyrights in, ITC's and AMT's TrueType font software.

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

        The results of any litigation are inherently uncertain and Adobe cannot assure that it will be able to successfully defend itself against any of the actions described above. AMT and ITC seek an unspecified aggregate dollar amount of damages. A favorable outcome for AMT or ITC in these actions could have a material adverse effect on Adobe's financial position, cash flows or results of operations. We believe that all of AMT's and ITC's claims are without merit and will vigorously defend against them in addition to pursuing our own claims as described above.

        On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc. and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled "Client-Server System Using Embedded Hypertext Tags for Application and Database Development." The Plaintiff's complaint asserts that "Defendants have infringed, and continue to infringe, one or more claims of the "712 patent by making, using, selling and/or offering for sale, inter alia, products supporting Microsoft Active Server Pages technology." The plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for "willful infringement," and fees and costs. Adobe disagrees with the Plaintiff's claims and intends to vigorously defend against this action.

        On November 18, 2002, Plaintiffs Shell & Slate Software Corporation and Ben Weiss filed a civil action in the U.S. District Court in Los Angeles against Adobe alleging false designation of origin, trade secret misappropriation, breach of contract and other causes of action. The claim derives from the Plaintiffs' belief that the "healing brush" technique of Adobe Photoshop software incorporates the Plaintiffs' trade secrets. The Plaintiffs seek preliminary and permanent injunctive relief, compensatory, treble and punitive damages and fees and costs. We believe that the action has no merit and intend to vigorously defend against it. On September 9, 2003, Adobe filed a counter-claim against Ben Weiss for breach of contract and misappropriation of trade secrets. Adobe seeks compensatory, statutory and punitive damages.

        From time to time, in addition to those identified above, Adobe is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, Adobe believes that it has valid defenses with respect to the legal matters pending against it. It is possible, nevertheless, that our financial position, cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market under the symbol "ADBE." On January 30, 2004, there were 1,746 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock and the cash dividends paid per share, for the periods indicated.

	Price Range
			Cash Dividend Per Share
	High	Low
Fiscal 2003:
First Quarter	$29.34	$24.27	$0.0125
Second Quarter	38.38	25.64	0.0125
Third Quarter	40.00	30.46	0.0125
Fourth Quarter	46.38	36.23	0.0125
Fiscal Year	46.38	24.27	0.05
Fiscal 2002:
First Quarter	$39.20	$30.00	$0.0125
Second Quarter	43.32	35.05	0.0125
Third Quarter	39.03	16.50	0.0125
Fourth Quarter	30.52	17.71	0.0125
Fiscal Year	43.32	16.50	0.05

        We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for each of the four quarters in fiscal 2003 and 2002. Under the terms of our lease agreements for our San Jose headquarters, we are not prohibited from paying cash dividends unless an event of default occurs. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

        For information on our equity compensation plans and financial covenant ratios, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the sections titled "Employee and Director Stock Options" and "Liquidity and Capital Resources," respectively.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data (presented in thousands, except per share amounts and employee data) are derived from Adobe's consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. All share and per share amounts referred to in the table below have been adjusted to reflect the two-for-one stock splits in the form of stock dividends effected October 24, 2000 and October 26, 1999.

	Years Ended
	Nov. 28, 2003	Nov. 29, 2002	Nov. 30, 2001	Dec. 1, 2000	Dec. 3, 1999
Operations:
Revenue	$1,294,749	$1,164,788	$1,229,720	$1,266,378	$1,015,434
Gross profit	1,201,727	1,060,500	1,148,269	1,179,123	920,894
Income before income taxes	380,492	284,689	306,931	443,739	374,427
Net income(*)	266,344	191,399	205,644	287,808	237,751
Net income per share(*)
Basic	1.14	0.81	0.86	1.21	0.98
Diluted	1.10	0.79	0.83	1.13	0.92
Cash dividends declared per common share	0.05	0.05	0.05	0.05	0.05
Financial position:
Cash, cash equivalents and short-term investments	1,096,533	617,737	581,613	679,853	498,716
Working capital	892,498	436,883	453,713	563,307	355,386
Total assets	1,555,045	1,051,610	932,173	1,069,416	803,859
Stockholders' equity	1,100,800	674,321	616,972	752,544	512,209
Additional data:
Worldwide employees	3,515	3,319	3,043	2,947	2,745

(*)
In 2003, includes investment loss of $12.9 million and reversal of restructuring and other charges of $0.5 million. In 2002, includes investment loss of $17.2 million, restructuring and other charges of $12.1 million, acquired in-process research and development of $5.8 million, and amortization and impairment of goodwill and purchased and other intangibles of $21.0 million. In 2001, includes investment loss of $93.4 million, restructuring and other charges of $12.1 million, and amortization of goodwill and purchased and other intangibles of $14.3 million. For further information regarding our acquisitions and restructuring charges, refer to Notes 2 and 8, respectively, in our Notes to Consolidated Financial Statements. In 2000, includes investment gains of $14.3 million, one-time gains from the sale of assets of $2.7 million, restructuring and other charges of $5.6 million, in-process research and development of $0.5 million, and amortization of goodwill and purchased and other intangibles of $7.0 million. In 1999, includes investment gains of $88.9 million, one-time gains from the sale of assets of $5.7 million, restructuring and other charges of $23.0 million, acquired in-process research and development of $3.6 million, and amortization of goodwill and purchased and other intangibles of $4.8 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion (presented in millions, except share and per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans and investing activities, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section under "Factors That May Affect Future Performance." You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"), including the Quarterly Reports on Form 10-Q to be filed in 2004. When used in this report, the words "expects," "could," "would", "may," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions, as well as statements regarding Adobe's focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

OVERVIEW

        Founded in 1982, Adobe offers a line of software for consumers, creative professionals and enterprises. Our products enable customers to create, manage and deliver visually rich, compelling and reliable content. We distribute our products through a network of distributors and dealers, VARs, systems integrators, ISVs and OEMs; direct to end users; and through our own Web site at www.adobe.com. We also license our technology to major hardware manufacturers, software developers and service providers and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas, EMEA, and Asia. Our software runs on Microsoft Windows, Apple Macintosh, Linux, UNIX and various non-personal computer platforms, depending on the product.

  CRITICAL ACCOUNTING ESTIMATES

        In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, income taxes and valuation of non marketable equity securities have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

  Revenue Recognition

        We recognize revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments and estimates. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions must be deferred. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services and the appropriate pricing for those products and services. Our assumptions and judgments regarding future products and services could differ from actual events.

        We have to estimate provisions for returns which are recorded against our revenues. In determining our estimate for returns, and in accordance with our internal policy regarding channel inventory, we rely upon historical data, the estimated amount of product in our distribution channel, the rate at which our product sells through to the end user, product plans and other factors. Our estimated provisions for returns can vary from what actually occurs. More or less product may be returned from what was estimated. The amount of inventory in the channel could be different than what is estimated. Our estimate of the rate of sell through for product in the channel could be different than what actually occurs. These factors and unanticipated changes in the economic and industry environment could make our return estimates differ from actual.

  Income Taxes

        We provide for the effect of income taxes on our financial position and results of operations in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this current accounting pronouncement, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations.

  Accounting for our Marketable and Non-Marketable Equity Securities

        It is our policy to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing the cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership of each investment. If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related write-down as an investment loss on our consolidated statements of income. The ultimate value realized on these equity investments is subject to market volatility until they are sold.

        The stocks of a number of technology investments held both directly and by Adobe Ventures are not publicly traded and, therefore, there is no established market for these securities. In order to determine the fair market value of these investments, we use the most recent round of financing involving new non-strategic investors or other estimates of current market value. It is our policy to review the fair value of these investments held by Adobe Ventures on a regular basis to evaluate the carrying value of the investments in these companies. The evaluation process is based on information we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S.

publicly traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective, requiring significant judgment by management, and may contribute to significant volatility in our reported results.

RESULTS OF OPERATIONS

Overview of 2003

        In fiscal 2003, our primary goal was to deliver a series of innovative products to our customers to drive revenue and earnings growth. With new releases of our Acrobat desktop and server products, a new video software suite, new versions of our Creative Professional products and the introduction of Adobe Creative Suite, Adobe delivered more new releases in 2003 than in any previous year. The new releases of our Acrobat desktop products supported our ePaper segment strategy (which we renamed Intelligent Documents beginning in fiscal 2004), which was to concentrate on the adoption of Acrobat across several identified markets. The release of Adobe Creative Suite was also in line with our strategy for the Creative Professional business segment which was to continue our commitment to Creative Professionals by enabling more efficient collaboration and workflow through improved product integration and new functionality. Additionally, our overall revenues were positively impacted by the strength of the euro and the yen during fiscal 2003.

        We continue to focus on delivering innovative products and solutions for our customers to drive revenue and earnings growth. In fiscal 2004, we expect to see continued growth in our business segments. Our success could be limited by several factors, including the timely release of new products, continued market acceptance of our products, the introduction of new products by existing or new competitors and unfavorable exchange rate fluctuations. For a further discussion of these and other risk factors, see the section titled "Factors That May Affect Future Performance."

Revenue

	Year Ended November 28, 2003	% Change 2002 to 2003	Year Ended November 29, 2002	% Change 2001 to 2002	Year Ended November 30, 2001
Product	$1,269.0	10%	$1,153.2	(6)%	$1,229.7
Percentage of total revenues	98%		99%		100%
Services and support	25.7	* %	11.6	* %	—
Percentage of total revenues	2%		1%		—

Total revenues	$1,294.7	11%	$1,164.8	(5)%	$1,229.7

*
Percentage is not meaningful.

        We have four reportable segments that offer different product lines: Digital Imaging and Video, Creative Professional, ePaper, and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing, enhancing and sharing digital images and photographs, digital video, audio and animations. The Creative Professional segment provides software for professional page layout, professional Web page layout, graphic and illustration creation, technical document publishing and business publishing. The ePaper segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, this segment provides server-based solutions for enterprises and government agencies in the areas of document generation, document process management and collaboration, and document control and security. The OEM PostScript and Other segment includes printing technology used to create and print simple or visually rich documents with precision.

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

        As noted in our 2002 Annual Report on Form 10-K, we realigned our business segments at the beginning of fiscal 2003. The results for fiscal years 2002 and 2001, and the discussion that follows, have been reclassified to reflect the realignment of the operating segments.

	Year Ended November 28, 2003	% Change 2002 to 2003	Year Ended November 29, 2002	% Change 2001 to 2002	Year Ended November 30, 2001
Digital Imaging and Video	$392.4	(5)%	$411.9	(6)%	$439.7
Percentage of total revenues	30%		35%		36%
Creative Professional	368.5	5%	351.3	(11)%	393.3
Percentage of total revenues	29%		30%		32%
ePaper*	444.1	42%	312.6	7%	291.9
Percentage of total revenues	34%		27%		24%
OEM PostScript and Other	89.7	1%	89.0	(15)%	104.8
Percentage of total revenues	7%		8%		8%

Total revenues	$1,294.7	11%	$1,164.8	(5)%	$1,229.7

*
The ePaper segment includes professional services and support revenue.

Fiscal 2003 Revenue Compared to Fiscal 2002 Revenue

        Revenue from our Digital Imaging and Video segment decreased during fiscal 2003 as compared to fiscal 2002 primarily due to a decrease in revenues from our digital imaging software products. Overall, we experienced a 7% decrease in revenues from our digital imaging software products, which was mainly attributable to product lifecycle timing. With the introduction of Adobe Creative Suite, which includes Photoshop, we have experienced a shift in revenue from Photoshop to the Adobe Creative Suite which is reported in the Creative Professional segment. The 7% decrease in revenues from our digital imaging software products was partially offset by an 8% increase in revenues from our digital video software products. The increase in revenues from our digital video software products was due primarily to new releases of Adobe Video Collection.

        Revenue from our Creative Professional segment increased during fiscal 2003 as compared to fiscal 2002 primarily due to a 57% increase in revenues from our professional page layout products. The growth in revenues from our professional page layout products was due to the release of new products during fiscal 2003, primarily the introduction of Adobe Creative Suite, as well as the planned migration of customers from our business publishing products. This increase was partially offset by decreases in revenues from our other products in the Creative Professional segment. Revenues from our business publishing products decreased 26% due to the planned migration of customers to our professional page layout products. Finally, revenues from our illustration, type and technical publishing, and Web publishing products decreased by 15%, which was primarily attributable to product lifecycle timing.

        Revenue from our ePaper segment increased during fiscal 2003 as compared to fiscal 2002 primarily due to new releases of our Acrobat desktop products during the second quarter of fiscal 2003, as well as increased sales and marketing focus, enhanced corporate and government licensing programs, and product price increases. Overall we experienced a 37% increase in revenues from our Acrobat desktop products, which was driven by continued adoption of Acrobat desktop products in government, financial services, manufacturing, and the architecture, engineering and construction markets among others. Additionally, revenues from our ePaper segment increased due to a 79% increase in revenues from licensing of our ePaper server solution products and the professional services and support revenue associated with these products. The increase in revenue generated from the licensing of our ePaper server solution products and associated professional services and support was primarily attributable to the acquisition of Accelio during the second quarter of fiscal 2002. While we expect revenue from our server products to continue to grow in fiscal 2004, we expect Acrobat desktop product growth to be lower in fiscal 2004 due to our strong results in fiscal 2003.

        Revenue from our OEM PostScript and Other segment remained relatively stable during fiscal 2003 as compared to fiscal 2002. This was due to an increase in royalty revenues from our larger OEM customers during the first half of fiscal 2003. This increase was offset by a decline in revenues due to continued weakness in the print business throughout the year and smaller OEM customers moving to clone PostScript technologies. Revenue from this segment has declined over the last few years and we expect this trend to continue, but if the decline significantly exceeds our expectations, it may harm our future results.

Fiscal 2002 Revenue Compared to Fiscal 2001 Revenue

        Revenue from our Digital Imaging and Video segment decreased during fiscal 2002 as compared to fiscal 2001 primarily due to an 18% decrease in revenues from our digital video software products due to a combination of product lifecycle timing and the economic impact on the digital video software market. We also experienced a 4% overall decline in revenues from our digital imaging software products. We believe the decrease in revenues from our digital imaging software products was due to a combination of the economic weakness across the world, the impact of lower marketing spending by corporations resulting in a reduced number of Creative Professional customers, and the trend of our customers migrating towards the purchasing of Adobe Collection products as opposed to individual products, which are reported in the Creative Professional segment.

        Revenue from our Creative Professional segment decreased in fiscal 2002 as compared to fiscal 2001, primarily due to a 23% decrease in revenues from our business publishing products. This decrease in revenues was due to a weaker global economy in 2002 when compared to 2001. There was a 29% decline in revenues from our type and technical publishing products due to overall economic weakness in the geographic markets in which these products are used. Additionally, there was a 35% decrease in revenues from our Web publishing products which we attributed to weakness in the Web-publishing market as well as less sales and marketing emphasis on these products. Finally, there was a 13% decrease in revenues from our illustration software due to product lifecycle timing and the continued economic impact on Creative Professional customers, who are the main end-user for this software. The decreases in revenue in our Creative Professional segment were partially offset by a 42% increase in revenues from our professional page layout products which is attributable to a planned migration of customers from our business publishing products, increased marketing activities and growing customer demand.

        Revenue from our ePaper segment increased during fiscal 2002 as compared to fiscal 2001, primarily due to an increase in licensing of our ePaper Server Solutions products and the professional services and support revenue associated with these products. This increase is due to the acquisition of Accelio during the second quarter of fiscal 2002.

        Revenue from our OEM PostScript and Other segment decreased during fiscal 2002 as compared to fiscal 2001, due to the following factors: continued weakness in the print business, lower average selling prices generating less royalty revenue from certain OEM customers, and smaller OEM customers transferring to clone PostScript technologies.

Geographic and Platform Information

	Year Ended November 28, 2003	% Change 2002 to 2003	Year Ended November 29, 2002	% Change 2001 to 2002	Year Ended November 30, 2001
Americas	$640.2	10%	$583.8	(1)%	$591.5
Percentage of total revenues	49%		50%		48%
EMEA	370.2	17%	317.6	(3)%	326.5
Percentage of total revenues	29%		27%		27%
Asia	284.3	8%	263.4	(15)%	311.7
Percentage of total revenues	22%		23%		25%

Total revenues	$1,294.7	11%	$1,164.8	(5)%	$1,229.7

        The increase in revenues, in fiscal 2003 as compared to fiscal 2002, in each of our geographic segments was primarily due to the strength of our ePaper desktop products. Additionally, revenue in EMEA and Asia increased due to the overall strength of the euro, in EMEA, and the yen in Asia, during fiscal 2003. The decrease in revenue from Asia in fiscal 2002 compared to fiscal 2001 was primarily due to weakness in the Japan economy. The decreases in the Americas and EMEA during fiscal 2002 compared to fiscal 2001 were due to product lifecycle timing and a weak economy that negatively impacted the Creative Professional customer.

        Total application platform mix (excluding platform independent and UNIX revenues) for fiscal 2003 was split 74% on Windows and 26% on Macintosh compared to 71% and 29%, respectively, in fiscal 2002 and 70% and 30%, respectively, in fiscal 2001. We expect the trend towards the Windows platform to continue in the foreseeable future as a significant majority of our ePaper revenues are on the Windows platform.

        In Adobe's experience, the actual amount of product backlog at any particular time is not a meaningful indicator of our future business prospects. Prior to major product releases, we tend to have significant levels of backlog, but at other times backlog is minimal and we normally ship products within a few days of receiving an order, subject to credit verification and our global channel inventory policy. Backlog is also subject to variability beyond our global channel inventory policy at the end of a reporting period, in amounts typically less than 5% of reported revenue.

        Our global channel inventory position continues to be within company policy.

Cost of Revenue

	Year Ended November 28, 2003	% Change 2002 to 2003	Year Ended November 29, 2002	% Change 2001 to 2002	Year Ended November 30, 2001
Product	$79.9	(18)%	$96.9	19%	$81.5
Percentage of total revenues	6%		8%		7%
Services and support	13.1	76%	7.4	* %	—
Percentage of total revenues	1%		1%		—

Total cost of revenues	$93.0	(11)%	$104.3	28%	$81.5

*
Percentage is not meaningful.

  Product

        Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies, and the costs associated with the manufacturing of our products. In fiscal 2001 and fiscal 2002, cost of product revenue also included hosted server costs associated with the Adobe DesignTeam.

        Cost of product revenue decreased during fiscal 2003 as compared to fiscal 2002 primarily due to product mix. During fiscal 2003, we received higher licensing revenue versus shrink-wrapped product revenue, compared to fiscal 2002, which resulted in lower material costs. Additionally, cost of product revenue for fiscal 2002 included the amortization and impairment costs associated with the Adobe DesignTeam, which was discontinued during the third quarter of fiscal 2002. An impairment charge of $5.5 million for capitalized hosted server costs associated with Adobe DesignTeam was recorded during fiscal 2002.

        Cost of product revenue increased in fiscal 2002 compared to fiscal 2001 primarily due to increased amortization of Web site development costs related to Adobe DesignTeam which was launched in the fourth quarter of fiscal 2001 and the subsequent impairment charge for the remaining development costs.

  Services and Support

        Cost of services and support revenue is composed primarily of employee-related costs and the related costs incurred to provide consulting services, training and product support.

        Cost of services and support revenue increased during fiscal 2003 as compared to fiscal 2002, and from fiscal 2002 as compared to fiscal 2001, primarily due to the acquisition of Accelio during the second quarter of fiscal 2002.

Operating Expenses

  Research and Development

	Year Ended November 28, 2003	% Change 2002 to 2003	Year Ended November 29, 2002	% Change 2001 to 2002	Year Ended November 30, 2001
Expenses	277.0	13%	$246.1	10%	$224.1
Percentage of total revenues	21%		21%		18%

        Research and development expenses consist principally of salary and benefit expenses for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

        Research and development expenses increased during fiscal 2003 as compared to fiscal 2002. Of the 13% total increase in research and development expenses during fiscal 2003, 7 percentage points of the increase were due to compensation and related benefits associated with headcount growth and higher incentive compensation and 2 percentage points were due to an accrual for major product releases. The remaining 4 percentage points of the increase were due to various individually insignificant items.

        Research and development expenses increased in fiscal 2002 compared to fiscal 2001, primarily due to higher compensation and related benefits associated to headcount growth from the acquisition of Accelio to support product development efforts.

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

  Sales and Marketing

	Year Ended November 28, 2003	% Change 2002 to 2003	Year Ended November 29, 2002	% Change 2001 to 2002	Year Ended November 30, 2001
Expenses	423.4	11%	$380.4	(6)%	$403.7
Percentage of total revenues	33%		33%		33%

        Sales and marketing expenses include salary and benefit expenses, sales commissions, travel expenses, and related facilities costs for our sales, marketing, customer support, order management and order fulfillment personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs.

        Sales and marketing expenses increased during fiscal 2003 as compared to fiscal 2002. Of the 11% total increase in sales and marketing expenses, 9 percentage points of the increase were due to compensation and related benefits associated with headcount growth, higher incentive compensation and higher sales commissions. The remaining 2 percentage points of the increase were due to various individually insignificant items.

        Sales and marketing expenses decreased in fiscal 2002 compared to fiscal 2001, primarily due to decreased marketing and advertising spending.

  General and Administrative

	Year Ended November 28, 2003	% Change 2002 to 2003	Year Ended November 29, 2002	% Change 2001 to 2002	Year Ended November 30, 2001
Expenses	122.4	13%	$108.1	(7)%	$115.6
Percentage of total revenues	9%		9%		9%

        General and administrative expenses consist principally of salary and benefit expenses, directors and officers' insurance, travel expenses, and related facilities costs for our finance, human resources, legal, information services and executive personnel. General and administrative expenses also include outside legal and accounting fees, provision for bad debts, and expenses associated with computer equipment and software used in the administration of the business.

        General and administrative expenses increased in fiscal 2003 as compared to fiscal 2002. Of the 13% overall increase in general and administrative expenses, 12 percentage points of the increase were due to compensation and related benefits associated with headcount growth and higher incentive compensation and 4 percentage points were due to increased insurance costs. These increases were slightly offset by 3 percentage points due to a decrease in depreciation related to assets that were written off in the prior fiscal year.

        General and administrative expenses decreased in fiscal 2002 compared to fiscal 2001. Of the 7% overall decrease, 3 percentage points were due to a decrease in contractor and professional fees, 3 percentage points were due to a decrease in facility expenses as a result of lower rent expenses, and 3 percentage points were due to a decrease in compensation and related benefits due to reduced headcount. These decreases were partially offset by 2 percentage points due to an increase in depreciation expenses.

  Restructuring and Other Charges

	Year Ended November 28, 2003	% Change 2002 to 2003		Year Ended November 29, 2002	% Change 2001 to 2002	Year Ended November 30, 2001
Expenses	$(0.5)	*	%	$12.1	1%	$12.1
Percentage of total revenues	—			1%		1%

*
Percentage is not meaningful.

        During fiscal 2003, we revised our estimates of certain costs associated with our restructuring program that was implemented in the fourth quarter of fiscal 2002. As a result, during the third and fourth quarters of fiscal 2003, we reversed the excess accrual related to severance and other charges and facilities.

        In the fourth quarter of fiscal 2002, we incurred a restructuring charge of $11.1 million, which included severance and related charges and the closure of a facility. The related restructuring program eliminated 239 engineering, sales and marketing, and general and administrative positions worldwide in order to realign our resources for our future business plans. This restructuring plan was completed during the fourth quarter of fiscal 2003.

        Also, in the second quarter of fiscal 2002, we implemented a restructuring plan to eliminate 39 redundant sales and marketing positions, held by Adobe employees worldwide, as a result of the acquisition of Accelio. The total restructuring charges, of $1.6 million, included severance and related charges associated with the reduction in force and the cost of vacating a leased facility. This restructuring plan was completed during the second quarter of fiscal 2003.

        In the fourth quarter of fiscal 2001, we implemented a restructuring plan to realign our workforce to our future strategic goals and to align our resources with our lower fiscal 2002 revenue targets due to adverse economic conditions resulting in part from the events of September 11, 2001. This restructuring also enabled us to increase our investment in digital imaging, digital video and ePaper-based businesses in fiscal 2002. The restructuring charge in the fourth quarter of fiscal 2001 was $12.1 million, all of which related to severance and related charges associated with the reduction in force. During fiscal 2002, we lowered our estimate of the total costs associated with this restructuring plan, resulting in an adjustment of approximately $0.6 million. The adjustment primarily reflected lower than estimated relocation and severance expenses and related charges. This restructuring plan was completed in the fourth quarter of fiscal 2002.

  Acquired In-Process Research and Development

	Year Ended November 28, 2003	% Change 2002 to 2003		Year Ended November 29, 2002		% Change 2001 to 2002		Year Ended November 30, 2001
Expenses	$—	*	%	$5.8		*	%	$—
Percentage of total revenues	—			*	%			—

*
Percentage is not meaningful.

        On April 12, 2002, we acquired 100% of the outstanding common stock of Accelio. Accelio was a provider of Web-enabled solutions that help customers manage business processes driven by electronic forms. We obtained an independent appraiser's valuation to determine the amounts allocated to purchased technology and in-process research and development. The valuation analysis utilized the Income Approach that takes into consideration discounted future cash flows. Based on this valuation $0.4 million was allocated to in-process research and development, which was expensed as of the date of the acquisition due to the state of the development of certain products and the uncertainty of the technology.

        In December 2001, we acquired Fotiva. Substantially all of Fotiva's assets were intellectual property. Fotiva was a development stage software company that created solutions to help consumers manage, store, enrich, and share digital photographs and other related personal media. In connection with the acquisition, substantially all of the purchase price of $5.4 million cash was allocated to in-process research and development and expensed at the time of acquisition due to the in-process state of the technology. At the date we acquired Fotiva, it was estimated that 50% of the development effort had been completed and that the remaining 50% of the development effort would take approximately eleven months to complete. The efforts required to complete the development of the technology primarily include finalization of coding, internationalization, and extensive quality assurance testing. We developed a new product, Adobe Photoshop Album, that we released in the first quarter of fiscal 2003 using Fotiva's image management technology combined with our digital imaging and ePaper technologies.

  Amortization and Impairment of Goodwill and Purchased and Other Intangibles

	Year Ended November 28, 2003	% Change 2002 to 2003		Year Ended November 29, 2002	% Change 2001 to 2002	Year Ended November 30, 2001
Expenses	$—	*	%	$21.0	47%	$14.3
Percentage of total revenues	—			2%		1%

*
Percentage is not meaningful.

        In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite lives are no longer amortized. Instead, the goodwill associated with past and any future acquisitions is reviewed annually for impairment. For further information, see Notes 1 and 5 in our Notes to Consolidated Financial Statements. Intangible assets with definite lives are still being amortized and are included in cost of product revenue.

        During the second quarter of fiscal 2003, we assessed our goodwill for impairment. This assessment did not result in an impairment of goodwill.

        Amortization and impairment of goodwill and purchased and other intangibles increased in fiscal 2002 compared to fiscal 2001, primarily due to a goodwill impairment charge for the remaining book value of the Glassbook acquisition. The impairment charge was determined based on discounted future cash flows.

Non-operating Income (Loss)

	Year Ended November 28, 2003	% Change 2002 to 2003	Year Ended November 29, 2002	% Change 2001 to 2002	Year Ended November 30, 2001
Investment loss	$(12.9)	25%	$(17.2)	82%	$(93.4)
Percentage of total revenues	(1)%		(1)%		(8)%
Interest and other income	13.9	(6)%	14.9	(32)%	21.9
Percentage of total revenues	1%		1%		2%

Total non-operating income (loss)	$1.0	* %	$(2.3)	97%	$(71.5)

*
Percentage is not meaningful.

  Investment Loss

        Investment loss consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities, and equity method gains and losses of Adobe Ventures.

        During fiscal 2003, net investment losses included net losses related to our investments in Adobe Ventures and our cost method investments totaling $12.0 million. This loss of $12.0 million was partially offset by gains of $3.1 million from the sale of our marketable equity securities. During fiscal 2003, investment losses also included write-downs due to other-than-temporary declines in value of $4.0 million related to our short-term investments in Salon Media Group, Viewpoint Corporation and Virage, Inc.

        During fiscal 2002, investment losses consisted of net investment losses related to investments in Adobe Ventures and our cost method investments totaling $13.1 million. We also recorded other-than-temporary write-downs related to our marketable equity securities in DigitalThink, Inc., Tumbleweed Communications Corp., Engage, Inc., Virage, Inc., Viewpoint Corporation, AvantGo, Inc., and Salon Media Group, Inc. of $11.3 million. These losses were partially offset by gains totaling $7.2 million from the sale of our marketable equity securities.

        During fiscal 2001, investment losses consisted of other-than-temporary write-downs related to our marketable equity securities in Tumbleweed Communications Corp., Salon Media Group, Inc., Engage, Inc., Liquent, Inc. (formerly ESPS, Inc.), AvantGo, Inc., Viewpoint Corporation, and Virage, Inc. of $53.1 million. These losses were partially offset by gains totaling $19.5 million from the sale of our marketable equity securities. We also recorded net investment losses related to investments in Adobe Ventures and our cost method investments totaling $59.8 million.

        We are uncertain of future investment gains or losses as they are primarily dependent upon the operations of the underlying companies and market valuations. These marketable equity securities are inherently risky investments and we may experience further deterioration in fair value in the future.

  Interest and Other Income

        The largest component of interest and other income is interest earned on cash, cash equivalents and short-term fixed income investments, but also includes gains and losses on the sale of fixed income investments, foreign exchange transaction gains and losses, and interest expense.

        While the average amount of our invested cash increased from $595.0 million in fiscal 2002 to $753.6 million in fiscal 2003, our earned interest actually decreased by $0.4 million due to the lower interest rate environment. We also recognized $1.7 million less in recognized gains on our fixed income portfolio. Those decreases were partially offset by an increase of $1.1 million in other miscellaneous income.

        Interest and other income decreased in fiscal 2002 compared to fiscal 2001 primarily due to a decrease in interest income of $6.0 million as a result of lower interest rates and lower realized gains of $2.5 million from the sales of fixed income investments. The decreases in fiscal 2002 compared to fiscal 2001 were partially offset by a reduction in losses of $1.1 million related to the lowered cost of purchased options used in foreign currency hedging.

Income Tax Provision

	Year Ended November 28, 2003	% Change 2002 to 2003	Year Ended November 29, 2002	% Change 2001 to 2002	Year Ended November 30, 2001
Provision	$114.1	22%	$93.3	(8)%	$101.3
Percentage of total revenues	9%		8%		8%
Effective tax rate	30.0%		32.8%		33.0%

        Our effective tax rate decreased in fiscal 2003 from fiscal 2002 and in fiscal 2002 from fiscal 2001, due to the benefits associated with the structure of our international operations. Part of the tax rate decrease in fiscal 2002 was offset by a tax rate increase, approximately 0.8%, due to the non-tax deductible goodwill impairment expense.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

        We believe that in the future our results of operations could be affected by various factors, including:

  •
  general economic or political conditions in any of the major countries in which we do business

  •
  delays in development or shipment of our new products or major new versions of existing products

  •
  difficulties in transitions to new business models or markets in the enterprise, government, consumer and creative professional markets

  •
  introduction of new products by existing and new competitors, particularly Microsoft

  •
  difficulties in implementing strategic alliances

  •
  changes to our distribution channel

  •
  inability to attract and retain key personnel

  •
  lack of market acceptance of new products, upgrades and services

  •
  changes in demand for application software, computers and printers

  •
  intellectual property disputes and litigation

  •
  industry transitions to new business models

  •
  renegotiation or termination of royalty or intellectual property licensing arrangements

  •
  changes in accounting rules, such as expensing of stock options

  •
  unanticipated changes in tax rates

  •
  market risks associated with our equity investments (as discussed later under "Quantitative and Qualitative Disclosures about Market Risk")

        We periodically provide operating model targets for revenue, gross margin, operating expenses, operating margin, other income, tax rate, share count and earnings per share. We use these targets to assist us in making decisions about our allocation of resources and investments, not as predictions of future results. The targets reflect a number of assumptions, including assumptions about:

  •
  product pricing and demand

  •
  economic and seasonal trends

  •
  manufacturing costs and volumes

  •
  the mix of application products and licensing revenue, full and upgrade products, distribution channels and geographic areas

        These and many other factors described in this report affect our financial performance and may cause our future results to vary materially from these targets or from results from prior periods. Furthermore, if the economy worsens or the economic slow-down spreads to other geographic areas where we do business, it would likely cause our future results to vary materially from our targets. The slower economy may also adversely affect our ability to grow, and political instability in any of the major countries in which we do business may adversely affect our business.

        The end markets for our software products are intensely and increasingly competitive, and are significantly affected by product introductions and market activities of industry competitors. In the markets served by our ePaper business (which was renamed Intelligent Documents business beginning in fiscal 2004), Microsoft has recently launched a new electronic form tool called InfoPath as part of the new version of their professional Office product. We believe that Microsoft's new InfoPath product competes with certain aspects of our Intelligent Documents product line. Given Microsoft's market dominance, InfoPath, or any new competitive Microsoft product or technology that is bundled as part of their Office product or operating system, could harm our overall Intelligent Documents market opportunity. In addition, Microsoft is working on the next generation of its Windows operating system, codenamed Longhorn, which could be released as early as late 2005. It is anticipated that Microsoft will add new electronic document capabilities to Longhorn, potentially providing additional competition to our Intelligent Document products and solutions. Furthermore, Microsoft has increased its presence in the low-end and mid-range consumer digital imaging markets. If competing Microsoft products achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations.

        Also, as we seek to further broaden our customer base in the enterprise, government, consumer and creative professional markets, we may not successfully adapt our application software products, business models, or licensing and distribution channels to these changes, which could cause our operating results to suffer. If we are unable to successfully implement as planned any of our strategic alliances or develop the necessary relationships with enough significant systems integrators to adapt to these changes, our business could be harmed. Additionally, these new markets may result in higher costs and higher acceptance, warranty and indemnification risks than our other markets.

        We plan to recruit key talent for our future growth, especially to support our enterprise business. Competition for such high-quality personnel, especially highly skilled engineers, is intense. Our ability to effectively manage this growth will require us to continue to improve our operational and financial controls and information management systems; otherwise our business could be seriously harmed. We rely on equity compensation in order to recruit and retain highly skilled employees in a competitive environment. If we are unable to provide adequate equity compensation incentives to effectively recruit and retain talented employees, our business may be harmed.

        Any delays or failures in developing and marketing our products, including upgrades of current products, may also have a harmful impact on our results of operations. Our ability to extend our core technologies into new applications and new platforms and to anticipate or respond to technological changes could affect our ability to develop these products. A portion of our future revenue will come from these new applications. Delays in product or upgrade introductions could cause a decline in our revenue, earnings or stock price. We cannot determine the ultimate effect these delays or the introduction of new products or upgrades will have on our revenue or results of operations.

        We offer our application-based products primarily on Windows and Macintosh platforms and on some UNIX platforms. We generally offer our server-based products, but not desktop products, on the Linux platform as well as the Windows and UNIX platforms. To the extent that there is a slowdown of customer purchases of personal computers on either the Windows or Macintosh platform or in general, or to the extent that significant demand arises for our products or competitive products on the Linux desktop platform before we choose and are able to offer our products on this platform, our business could be harmed.

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

        In connection with the enforcement of our own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third-party rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation as part of our policy to vigorously defend our intellectual property rights, including rights derived from third-party licensors. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. Adverse decisions in such litigation or disputes could have negative results, including subjecting us to significant liabilities, requiring us to seek licenses from others, preventing us from manufacturing or licensing certain of our products, or causing severe disruptions to our operations or the markets in which we compete, any one of which could seriously harm our business. Additionally, although we actively pursue software pirates as part of our enforcement of our intellectual property rights, we do lose revenue due to illegal use of our software. If piracy activities increase, it may further harm our business.

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

        We currently rely on six turnkey assemblers of our products, with at least two turnkeys located in each major region we serve. If any significant turnkey assembler terminates its relationship with us, or if our supply from any significant turnkey assembler is interrupted or terminated for any other reason, we may not have enough time or be able to replace the supply of products manufactured by that turnkey assembler to avoid serious harm to our business.

        Although revenue from our OEM PostScript and Other segment remained relatively stable during fiscal 2003 as compared to fiscal 2002, we expect revenue from this segment to decline in the future. Our overall business may be harmed if the magnitude of the decline significantly exceeds our expectations. The continuing weakness in the economy and aggressive competition among printer manufacturers is contributing to pressure on the average selling price of printers, which may result in the reduction of our royalty arrangements or the adoption by an OEM of alternative technology.

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

        Our quarterly revenues and operating results are difficult to forecast and are likely to fluctuate substantially from quarter to quarter due to a number of factors. These factors include:

  •
  delays in development or shipment of our new products or major new versions of existing products

  •
  any seasonality of technology purchases in our geographical markets

  •
  difficulties in transitions to new business models or markets, including the enterprise and government markets

  •
  any delays in recognizing revenue on any transaction

  •
  any changes in general economic conditions

  •
  changes in our pricing policies or the policies of our competitors

  •
  changes to our product offering models, including the Creative Suites platform

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

        In particular, new FASB guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. It is possible that in the future, we may incur less frequent, but larger, impairment charges related to goodwill we have already recorded, as well as goodwill arising out of potential future acquisitions. See "Goodwill and Purchased and Other Intangible Assets" in Note 1 of our Notes to Condensed Consolidated Financial Statements for more information on this new FASB pronouncement. Changes to these rules or the questioning of current practices may have a significant adverse effect on our reported financial results or in the way in which we conduct our business.

        Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or the interpretation of tax laws. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial position.

        We hold equity investments in public companies that have experienced significant declines in market value. We also have investments and may continue to make future investments in privately held companies, many of which are considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products these companies have under development is typically in the early stages and may never materialize. Our investment activities can impact our net income. We recorded pre-tax losses from marketable securities and other investments in privately held companies of $12.9 million, $17.2 million and $93.4 million during fiscal 2003, 2002 and 2001, respectively. These amounts reflect realized losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable equity securities and net investment losses related to investments in Adobe Ventures and our cost method investments. In fiscal 2003 and 2002, decreases in the market prices of our marketable equity securities resulted in decreases in our pre-tax income. Future price fluctuations in these securities and any significant long-term declines in value of any of our investments could reduce our net income in future periods. We are uncertain about future investment gains and losses, as they are primarily dependent upon the operations of the underlying investee companies.

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

EMPLOYEE AND DIRECTOR STOCK OPTIONS

  Option Program Description

        Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our stock option program critical to our operation and productivity. Option vesting periods are generally three years for all of the plans within our stock option program. For further information regarding our stock option program, see Note 11 of our Notes to Consolidated Financial Statements.

        All stock option grants to executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors. All members of the Executive Compensation Committee are independent directors, as defined in the current rules applicable to issuers traded on the Nasdaq Stock Market. See the "Report of the Executive Compensation Committee" appearing in our 2004 Proxy Statement for further information concerning the policies and procedures, of the Company and the Executive Compensation Committee, regarding the use of stock options for executive officers.

        In May 2003, a stock option exchange program was initiated that allowed eligible employees to exchange options granted with an option price greater than $40 per share for a lesser number of new options, according to specified exchange ratios. The program excluded executive officers and members of our Board of Directors. The cancellation date for the program was June 16, 2003. On June 17, 2003 we accepted for cancellation, options to purchase approximately 7.1 million shares of common stock. On December 17, 2003, eligible employees received new options to purchase approximately 3.4 million shares of common stock, in exchange for such cancelled options, with an exercise price of $39.10. The tables below include options to purchase 3.5 million shares as estimated as of November 28, 2003.

  Distribution and Dilutive Effect of Options

        The table below provides information about stock options granted for fiscal years 2003, 2002, and 2001 to our Chief Executive Officer and our four other most highly compensated executive officers as of November 28, 2003. This group is referred to as the Named Executive Officers. Please refer to the section below, titled "Stock Option Exercises and Option Holdings," for the Named Executive Officers.

        Options granted to employees, directors and Named Executive Officers for the fiscal years 2001 through 2003 are summarized as follows (*):

	2003	2002	2001
Net grants during the period as % of outstanding shares	(3)%	3%	6%
Net grants to Named Executive Officers during the period as % of total options granted	0%	21%	11%
Net grants to Named Executive Officers during the period as % of outstanding shares	0%	1%	1%
Cumulative options held by Named Executive Officers as % of total options outstanding	16%	15%	12%

(*)
"Net grants" equals the sum of the number of shares subject to options granted during the specified period reduced by the number of shares subject to options which were canceled or otherwise terminated during such period. Net grants as a percentage of outstanding shares are based on 238.3 million shares, 232.0 million shares, and 236.2 million shares of our common stock outstanding as of November 28, 2003, November 29, 2002 and November 30, 2001, respectively.

        During fiscal 2003, we granted options to purchase approximately 2.0 million shares of our stock to our employees and directors and canceled approximately 9.4 million shares. For additional information about our employee stock option plan activity for the years 2001 through 2003, and pro forma earnings presentation as if we had accounted for our grant of employee stock options using the fair value method of accounting under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," refer to Note 1 of our Notes to Consolidated Financial Statements.

        We did not grant any stock options to our Named Executive Officers in fiscal 2003. Options granted to the Named Executive Officers as a percentage of the total options granted to all employees and directors vary from year to year. For additional information about the compensation of our executive officers and stock option grants to our Named Executive Officers, refer to our 2004 Proxy Statement.

  General Option Information

        The following table sets forth the summary of option activity under our stock option program for fiscal years 2003, 2002 and 2001 (in actual amounts):

		Outstanding Options
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
	(in actual amounts)
December 1, 2000	26,911,978	45,017,400	$38.26
Granted	(19,177,315)	19,177,315	28.38
Exercised	—	(4,826,823)	12.55
Canceled	5,083,575	(5,083,575)	44.89

November 30, 2001	12,818,238	54,284,317	36.66
Granted	(11,973,680)	11,973,680	28.77
Exercised	—	(3,688,534)	15.99
Canceled	4,722,413	(4,722,413)	45.20

November 29, 2002	5,566,971	57,847,050	35.64
Granted	(1,994,130)	1,994,130	33.12
Exercised	—	(7,978,054)	23.81
Canceled	9,388,535	(9,393,473)	58.00
Expired	(8,006)	—	—

November 28, 2003	12,953,370	42,469,653	32.80

        The following table sets forth a comparison, as of November 28, 2003, of the number of shares subject to our options whose exercise prices were at or below the closing price of our common stock on November 28, 2003 ("In-the-Money" options) to the number of shares subject to options whose exercise prices were greater than the closing price of our common stock on such date ("Out-of-the-Money" options):

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
	(in actual shares)
In-the-Money(*)	20,165,696	14,930,020	35,095,716	83%
Out-of-the-Money(*)	7,074,844	299,093	7,373,937	17%

Total Options Outstanding	27,240,540	15,229,113	42,469,653	100%

(*)
The closing price of our common stock was $41.31 on November 28, 2003, as reported by the Nasdaq National Market.

  Stock Option Exercises and Option Holdings

        The following table shows aggregated stock options exercised by the Named Executive Officers in fiscal 2003, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of November 28, 2003, is shown. Also reported are the values for "In-the-Money" options. The dollar amounts shown in the "In-the-Money" column represent the positive spread between the exercise price of any such existing stock options and closing price as of November 28, 2003 of our common stock.

			Number of Securities Underlying Unexercised Options at November 28, 2003
					Value of Unexercised In-the-Money Options at November 28, 2003(2)
Name	Number of Shares Acquired Upon Exercise	Value Realized Upon Exercise(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
	(in actual shares and dollars)
Bruce R. Chizen	350,000	$4,246,000	1,853,239	956,252	$6,791,996	$13,845,170
Shantanu Narayen	310,150	4,443,441	947,589	548,961	4,200,383	7,927,622
Murray J. Demo	243,325	4,124,788	758,706	498,961	2,226,070	7,218,842
Jim Stephens	241,666	2,672,235	508,958	338,544	1,754,895	4,879,326
James Heeger	—	—	179,166	370,834	1,401,540	3,742,960

(1)
The "value realized" represents the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. See related Section 16 filings for detailed information on dispositions of shares.

(2)
Option values are based on $41.31, the closing price of our common stock on November 28, 2003, as reported by the Nasdaq National Market.

  Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued under our existing equity compensation plans as of November 28, 2003 (in actual amounts):

Plan Category(1)	Number of Securities to Be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	42,457,107	$32.80	29,930,261	(2)

(1)
The information presented in this table excludes options assumed by Adobe in connection with acquisitions of other companies. As of November 28, 2003, 0.01 million shares of our common stock were issuable upon the exercise of these assumed options, at a weighted average exercise price of $6.31 per share.

(2)
Includes 14.2 million shares that are reserved for issuance under the 1997 Employee Stock Purchase Plan and 3.5 million shares that were estimated, as of November 28, 2003, to be issued as a result of the option exchange program.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended November 28, 2003	% Change 2002 to 2003	Year Ended November 29, 2002	% Change 2001 to 2002	Year Ended November 30, 2001
Cash, cash equivalents and short-term investments	$1,096.5	78%	$617.7	6%	$581.6
Working capital	892.5	104%	436.9	(4)%	453.7
Stockholders' equity	1,100.8	63%	674.3	9%	617.0

        Adobe ended fiscal 2003 with $1,096.5 million in cash, cash equivalents and short-term investments, an increase of $478.8 million compared to fiscal 2002 year end. Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is detailed below.

        Cash provided by operating activities for fiscal 2003 of $433.1 million primarily comprised net income, net non-cash related expenses of $140.1 million, and increases in accrued expenses, income taxes payable and deferred revenue. Accrued expenses increased primarily due to incentive compensation related costs, sales and marketing programs, legal fees and accruals for major product releases. Income taxes payable increased due to an increase in taxable income. Deferred revenue increased primarily due to increased maintenance obligations. These increases were partially offset by an increase in receivables at the end of the year and a decrease in accrued restructuring charges. The increase in receivables was primarily due to the increase in revenues during the year. The decrease in accrued restructuring is primarily due to the payments of severance and facility costs.

        During fiscal 2002, cash provided by operating activities of $329.3 million was primarily due to net income, net non-cash related expenses of $118.9 million, an increase in income taxes payable and deferred revenue and a decrease in accounts receivable. Income taxes payable increased due to an increase in taxable income. Deferred revenue increased primarily due to increased maintenance obligations. The decrease in trade receivables was primarily due to our improved collections during fiscal 2002. These increases in cash were partially offset by a decrease in accrued restructuring charges and accrued expenses. Accrued restructuring charges decreased primarily due to the payment of severance and related charges. Accrued expenses decreased primarily due to incentive compensation related costs.

        Cash provided by operating activities for fiscal 2001 of $418.7 million was primarily due to net income, net non-cash related expenses of $197.1 million, and a net increase in operating assets and liabilities of $16.0 million.

        Net cash used in investing activities in fiscal 2003 of $548.4 million increased from cash used in fiscal 2002 of $142.3 million, primarily due to purchases of short-term investments, net of maturities and sales. The increase in purchases of short-term investments is attributable to an increase in cash from operations and proceeds from the re-issuance of treasury stock during fiscal 2003. Net cash used in investing activities for fiscal 2002 increased from cash used in fiscal 2001 of $26.4 million primarily due to increased purchases of short-term investments because of lower treasury stock purchases.

        Cash provided by financing activities in fiscal 2003 of $117.0 million increased from cash used in fiscal 2002 of $223.3 million. During fiscal 2003, more employees exercised their stock options due to higher stock prices. In fiscal 2003, the net result of exercised options and stock repurchases was an inflow of $128.6 million due to the rise in stock price and lower stock repurchases as we were targeting higher cash levels. Cash used for financing activities for fiscal 2002 decreased from cash used in fiscal 2001 of $409.6 million primarily due to stock repurchase activities. Cash used for stock repurchases in fiscal 2002 decreased due to a lower average per share cost.

        We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for each of the four quarters in fiscal 2003 and 2002. Under the terms of our lease agreements for our San Jose headquarters, we are not prohibited from paying cash dividends unless an event of default occurs. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

        We expect to continue our investing activities, including investments in short-term and long-term investments and purchases of computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to repurchase stock under our stock repurchase programs and strategically acquire software companies, products or technologies that are complementary to our business.

        Adobe uses highly regarded investment management firms to manage most of our invested cash. The total return on invested balances in fiscal 2003 was 3.45%, exceeding the industry standard benchmarks established for our investment management firms. External investment firms actively managed 88% of Adobe's invested balances during the year. The fixed income portfolio is primarily invested in municipal bonds within the U.S. and in highly rated corporate and sovereign obligations outside of the U.S. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes. All investments are made according to guidelines and within compliance of policies approved by the Board of Directors.

        Our existing cash, cash equivalents, and investment balances may decline during fiscal 2004 in the event of further weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in the section "Factors That May Affect Future Performance." Also, while we currently have no committed lines of credit, we believe that our banking relationships and good credit should afford us the opportunity to raise sufficient debt in the bank or public market, if required.

  Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program designed to minimize dilution from stock issuance primarily from employee stock plans, we have historically repurchased shares in the open market, sold put warrants and purchased call options.

        Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time.

        In fiscal 2003, we did not sell any put warrants. In fiscal 2002 and 2001, we sold approximately 7.5 million and 5.6 million put warrants, respectively. Each put warrant entitled the holder to sell one share of Adobe's common stock to Adobe at a specified price for cash or stock at Adobe's option. At November 28, 2003, no put warrants were outstanding.

        In fiscal 2003, we did not purchase any call options. In fiscal 2002 and 2001, we purchased call options that entitled us to buy 4.9 million and 3.9 million shares, respectively, of our common stock on certain dates at specified prices. At November 28, 2003, no call options were outstanding.

  Stock Repurchase Program II—Additional Authorization above Dilution Coverage

        In April 1999, the Board authorized a 5.0 million share repurchase program, which allowed us to purchase shares in the open market and enter into contracts to repurchase shares during future quarters by selling put warrants and buying call options. This program expired in fiscal 2001.

        In March 2001, our Board of Directors authorized a program to purchase up to an additional 5.0 million shares of our common stock over a two-year period, subject to certain business and cash flow requirements. The program expired on March 2, 2003.

        On September 25, 2002, our Board of Directors authorized a program to purchase up to an additional 5.0 million shares of our common stock over a three-year period, subject to certain business and cash flow requirements. The authorization for this program will expire in September 2005.

        The tables below represent our authorized stock repurchase plans and summary of stock repurchases as of November 28, 2003.

Authorized Stock Repurchase Plans as of November 28, 2003 (in thousands)

Board Approval Date	Expiration Date	Authorized Shares	Repurchases To Date	Authorization Expired	Remaining Authorization
December 1997	N/A	Ongoing dilution	47,319	N/A	23,526	(1)
April 1999	April 2001	5,000	4,687	313	—
March 2001	March 2003	5,000	2,014	2,986	—
September 2002	September 2005	5,000	—	—	5,000

(1)
The remaining authorization for the ongoing stock repurchase plan is determined by subtracting repurchases from all stock issuances, net of any canceled shares, beginning in the first quarter of fiscal 1998.

Summary of Stock Repurchases for fiscal years 2003, 2002 and 2001
(in thousands, except average amounts)

Board Approval Date	Repurchases Under the Plan	2003	Average	2002	Average	2001	Average
December 1997	From employees(1) Open market Option exercises(2)	18 1,185 1,584	$34.99 32.96 28.47	83 — 8,517	$35.55 — 29.60	733 452 4,726	$42.01 35.64 57.78
April 1999	Open market Option exercises(2)	— —	— —	— —	— —	— 4,687	— 35.24
March 2001	Open market Option exercises(2)	— —	— —	1,899 115	18.40 28.58	— —	— —
March 2001	Open market Option exercises(2)	— —	— —		— —	— —	— —

Total shares		2,787	$30.42	10,614	$27.63	10,598	$45.77

Total cost		$84,777		$293,241		$485,115

Shares used in computing diluted income per share		241,450		243,119		249,145

(1)
The repurchases from employees represent shares canceled when surrendered in lieu of cash payments for the option exercise price or withholding taxes due.

(2)
These are exercises of outstanding put and call options.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        Our principal commitments as of November 28, 2003, consist of obligations under operating leases, real estate financing agreements, royalty agreements and various service agreements. We expect to fulfill all of the following commitments from our working capital.

  Lease Commitments

        We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2091. Rent expense, net of sublease income, for these leases aggregated $32.4 million, $26.6 million and $22.0 million during fiscal 2003, 2002 and 2001, respectively.

        In September 2001, we entered into a real estate development agreement for the construction of an additional office building for our corporate headquarters in downtown San Jose, California. Under the agreement, the lessor agreed to finance up to $117.0 million over a two-year period, toward the construction and associated costs of the building. The construction of the building was completed in December 2003. Due to lower than expected financing and construction costs, the final lease balance was lowered to $103.0 million. As part of the agreement, we entered into a five-year lease that began upon the completion of the building. At the end of the lease term, we can purchase the building for the lease balance, remarket or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount of $90.8 million ("residual value guarantee"). See Note 14 in our Notes to Consolidated Financial Statements for further information.

        In August 1999, we entered into a five-year lease agreement for our other two office buildings that currently serve as our corporate headquarters in San Jose, California. Under the agreement, we have the option to purchase the buildings at any time during the lease term for the lease balance, which is approximately $142.5 million. We are in the process of evaluating alternative financing methods at expiration of the lease in fiscal 2004 and believe that several suitable financing options will be available to us. At the end of the lease term, we can purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount of $132.6 million ("residual value guarantee"). For further information, see Note 14 in our Notes to Consolidated Financial Statements.

        The two lease agreements discussed above are subject to standard financial covenants. The agreements limit the amount of indebtedness we can incur. A leverage covenant requires us to keep our debt to EBITDA ratio less than 2.5:1.0. As of November 28, 2003, our debt to EBITDA ratio was 0.53:1.0, well within the limit. We also have a liquidity covenant which requires us to maintain a quick ratio equal to or greater than 1.0. As of November 28, 2003, our quick ratio was 2.2, well above the minimum. We expect to remain within compliance in the next 12 months. We are comfortable with these limitations and believe they will not impact our cash or credit in the coming year or restrict our ability to execute our business plan.

        The following table summarizes our contractual commitments as of November 28, 2003:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Non-cancelable operating leases, net of sublease income	$83.9	$23.6	$25.9	$16.3	$18.1

  Indemnifications

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

        We have commitments to make certain milestone and/or retention payments typically entered into in conjunction with various acquisitions, for which we have made accruals in our consolidated financial statements. In connection with our purchases of technology assets during fiscal 2003, we entered into employee retention agreements totaling $2.2 million. We are required to make payments upon satisfaction of certain conditions in the agreements.

        As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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

  Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $14.5 million, $14.4 million and $14.1 million in fiscal 2003, 2002 and 2001, respectively.

Other Information

        Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the audit and non-audit services pre-approved in the fourth quarter of 2003 by our Audit Committee to be performed by KPMG LLP, our external auditor. Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC. During the fourth quarter of 2004, the Audit Committee pre-approved the following non-audit services anticipated to be performed by KPMG LLP: 1) fiscal 2003 tax return services and 2) general tax consulting services.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND FINANCIAL INSTRUMENTS

        All market risk sensitive instruments were entered into for non-trading purposes.

  Foreign Currency Hedging Instruments

        We transact business in foreign countries, in U.S. dollars and in various foreign currencies. In Europe and Japan, those transactions that are denominated in euro or yen subject us to exposure from movements in foreign currency exchange rates. This exposure is primarily related to yen-denominated product and support revenue in Japan and euro-denominated product and support revenue in certain European countries. In fiscal 2003 and 2002, our exposures were 21.3 billion yen and 20.5 billion yen, respectively. In fiscal 2003 and 2002, our exposures were 274.0 million euros and 288.5 million euros, respectively.

        In addition we also have long term investment exposures consisting of the capitalization and retained earnings in our non-USD functional foreign subsidiaries. For the fiscal years ending November 28, 2003 and November 29, 2002 this long term investment exposure totaled a notional equivalent of $30.8 million and $33.9 million, respectively. At this time we do not hedge these long term investment exposures.

        Our Japanese operating expenses are in yen, and our European operating expenses are primarily in euro, which mitigates a portion of the exposure related to yen and euro denominated product revenue. In addition, we hedge firmly committed transactions using forward contracts. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts largely offset gains and losses on the assets, liabilities and transactions being hedged. We also hedge a percentage of forecasted international revenue with forward and purchased option contracts. Our revenue hedging policy is designed to reduce the negative impact on our forecasted revenue due to foreign currency exchange rate movements. At November 28, 2003, total outstanding contracts included the notional equivalent of $191.5 million in foreign currency forward exchange contracts and purchased put option contracts with a notional value of $112.4 million. As of November 28, 2003, all contracts were set to expire at various times through April 2004. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with counterparties with specific minimum rating requirements. In addition, our hedging policy establishes maximum limits for each counterparty.

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

        We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the fiscal year ended November 28, 2003, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

        See also Note 15 in our Notes to Consolidated Financial Statements.

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At November 28, 2003, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

        A sensitivity analysis was performed on all of our foreign exchange derivatives as of November 28, 2003. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% and 15% shift in the value of exchange rates relative to the U.S. dollar. For option contracts, the Black-Scholes equation model was used. For forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% and 15% increase in the value of the U.S. dollar (and a corresponding decrease in the value of the hedged foreign currency asset) would lead to an increase in the fair value of our financial hedging instruments by $21.3 million and $34.0 million, respectively. Conversely, a 10% and 15% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $16.3 million and $24.7 million, respectively.

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

        See also Note 15 in our Notes to Consolidated Financial Statements.

  Equity Investments

        We are exposed to equity price risk on our portfolio of marketable equity securities. As of November 28, 2003, our total equity holdings in publicly traded companies were valued at $7.2 million compared to $14.1 million at November 29, 2002, a decrease of 49%. The decrease was due to sales of $4.0 million and write-downs of $4.0 million, which were partially offset by a $1.1 million increase in market value adjustment. We believe that it is reasonably possible that the fair values of these securities could adversely change in the near term. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each company's cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline in value exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related write-down in our consolidated statements of income.

        The following table represents the potential decrease in fair values of our marketable equity securities that are sensitive to changes in the stock market. Fair value deteriorations of 50%, 35%, and 15% were selected based on the probability of their occurrence.

	50%	35%	15%
Marketable equity securities	$(3.6)	$(2.5)	$(1.1)

  Fixed Income Investments

        At November 28, 2003, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $1,069.0 million compared to $581.7 million at November 29, 2002, an increase of 84%. This increase was primarily due to strong operational cash flow, proceeds from stock option exercises and lower levels of stock repurchases. These securities are subject to interest rate fluctuations. Changes in interest rates could adversely affect the market value of our fixed income investments. The table below separates the remaining maturities of our fixed income securities into segments to show the approximate exposure to interest rates.

Less than one year	$517.8
One year to two years	322.0
Greater than two years	229.2

Total	$1,069.0

        A sensitivity analysis was performed on our investment portfolio as of November 28, 2003. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over six-month and twelve-month time horizons. The following table represents the potential decrease to the value of our fixed income securities given a negative shift in the yield curve used in our sensitivity analysis.

	0.5%	1.0%	1.5%
6 month horizon	$(5.0)	$(9.9)	$(14.5)

12 month horizon	$(4.2)	$(8.4)	$(13.9)

        We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum duration of all portfolios is limited to 2.5 years. The guidelines also establish credit quality standards, limits on exposure to any one security issue, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to limited duration and credit risk criteria established in our guidelines we do not expect the exposure to interest rate risk and credit risk to be material.

  Interest Rate Hedging Instruments

        We are exposed to interest rate risk on operating lease obligations that are tied to short-term interest rates (LIBOR). While the exposure of our fixed income portfolio to similar short-term interest rates may naturally offset some of the risk, in general as short-term interest rates rise, it may negatively impact our operating income. It is our strategy to hedge a portion of that risk. Our policy permits us to hedge this interest rate risk using swap agreements. The swap agreements exchange variable interest rate payments for fixed interest rate payments with high quality counterparties. Our swaps are designated as cash flow hedges under SFAS No. 133 because they hedge against changes in the amount of future cash flows. The critical terms of the cash flow hedging instruments are the same as the underlying lease obligation, so the change in fair value of the swaps is recognized in accumulated other comprehensive income. If, for some reason, the terms of the hedge no longer matched the underlying obligation, the change in value of the ineffective portion would be recognized in other income (loss) on the consolidated statement of income.

        Our swaps mature at various dates through the third quarter of fiscal 2004, consistent with the expiration of the underlying lease obligations. The total amount of lease obligations subject to interest rate risk is $245.5 million. We have hedged $121.8 million using interest rate swaps.

        A sensitivity analysis was performed on our interest rate hedges as of November 28, 2003. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of minus 50, 100, or 150 basis points over a six-month time horizon. The following table represents the potential decrease to the value of our interest rate hedges given a negative shift in the yield curve used in our sensitivity analysis.

	0.5%	1.0%	1.5%
6 month horizon	$(0.1)	$(0.2)	$(0.2)

        See also Note 15 in our Notes to Consolidated Financial Statements.

  Privately Held Investments

        We have direct investments, as well as indirect investments through Adobe Ventures, in several privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the technologies or products these companies have under development are typically in the early stages and may never materialize, and we could lose a substantial part of our initial investment in these companies.

        It is our policy to review privately-held investments on a regular basis to evaluate the carrying amount and economic viability of these companies. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies.

        See also Note 1 in our Notes to Consolidated Financial Statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

        Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15(a)(1) for a listing of financial statements provided in the section titled "Financial Statements."

SUPPLEMENTARY DATA

        The following tables (presented in thousands, except per share amounts) set forth supplementary data for each of the quarters in the two-year period ended November 28, 2003.

	2003
	Quarter Ended
					Year Ended November 28
	February 28	May 30	August 29	November 28
Revenue	$296,895	$320,146	$319,122	$358,586	$1,294,749
Gross profit	274,533	296,790	297,045	333,359	1,201,727
Income before income taxes	77,465	91,780	92,177	119,070	380,492
Net income(1)	54,225	64,246	64,524	83,349	266,344
Basic net income per share(1)	0.23	0.28	0.28	0.35	1.14
Shares used in computing basic net income per share	231,084	232,124	233,364	235,899	234,246
Diluted net income per share	0.23	0.27	0.27	0.34	1.10
Shares used in computing diluted net income per share	235,294	239,237	240,495	245,512	241,450
	2002
	Quarter Ended
					Year Ended November 29
	March 1	May 31	August 30	November 29
Revenue	$267,896	$317,359	$284,879	$294,654	$1,164,788
Gross profit	246,899	292,226	253,243	268,132	1,060,500
Income before income taxes	73,247	79,855	69,413	62,174	284,689
Net income(2)	49,808	54,301	47,201	40,089	191,399
Basic net income per share(2)	0.21	0.23	0.20	0.17	0.81
Shares used in computing basic net income per share	236,581	238,202	238,010	233,838	236,834
Diluted net income per share	0.20	0.22	0.19	0.17	0.79
Shares used in computing diluted net income per share	245,245	247,687	243,375	238,407	243,119

(1)
In fiscal 2003, net income and net income per share includes the following: the first quarter includes investment loss of $6.7 million; the second quarter includes investment loss of $3.6 million; the third quarter includes investment loss of $3.0 million and a partial reversal of restructuring and other charges of $0.4 million; the fourth quarter includes investment gain of $0.4 million and a partial reversal of restructuring and other charges of $0.1 million.

(2)
In fiscal 2002, net income and net income per share includes the following: the first quarter includes investment gain of $4.5 million, acquired in-process research and development of $5.4 million, and amortization of goodwill and purchased and other intangibles of $3.5 million; the second quarter includes investment loss of $13.7 million, restructuring and other charges of $1.6 million, acquired in-process research and development of $0.4 million, and amortization of goodwill and purchased and other intangibles of $3.5 million; the third quarter includes investment loss of $4.2 million and amortization of goodwill and purchased and other intangibles of $3.5 million; the fourth quarter includes investment loss of $3.8 million, restructuring and other charges of $10.5 million, and amortization and impairment of goodwill and purchased and other intangibles of $10.4 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        Based on their evaluation as of November 28, 2003, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

        There were no changes in our internal controls over financial reporting during the quarter ended November 28, 2003 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information regarding our Directors, Code of Ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled "Proposal 1—Election of Directors," "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 28, 2004. Information regarding our Executive Officers is contained in this report in Part I, Item 1 titled "Business."

        We are incorporating the information contained in those sections of our Proxy Statement here by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        For information regarding our Executive Compensation, we direct you to the section entitled "Executive Compensation" in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 28, 2004.

        We are incorporating the information contained in that section of our Proxy Statement here by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        You will find this information in the section captioned "Security Ownership of Certain Beneficial Owners and Management," which will appear in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 28, 2004. We are incorporating the information contained in that section here by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        You will find this information in the section captioned "Certain Relationships and Related Transactions," which will appear in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 28, 2004. We are incorporating the information contained in that section here by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        You will find this information in the section captioned "Principal Accounting Fees and Services," which will appear in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 28, 2004. We are incorporating the information contained in that section here by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

				Page
(a)	Documents filed as part of this report
	1.	Financial statements
		•	Independent Auditors' Report	65
		•	Consolidated Balance Sheets November 28, 2003 and November 29, 2002	66
		•	Consolidated Statements of Income Years Ended November 28, 2003, November 29, 2002, and November 30, 2001	67
		•	Consolidated Statements of Stockholders' Equity and Other Comprehensive Income Years Ended November 28, 2003, November 29, 2002, and November 30, 2001	68
		•	Consolidated Statements of Cash Flows Years Ended November 28, 2003, November 29, 2002, and November 30, 2001	69
		•	Notes to Consolidated Financial Statements	70
	2.	Financial statement schedule
		•	Schedule II—Valuation and Qualifying Accounts	103
	3.	Exhibits		107
		The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.
  (b)
  Reports on Form 8-K

            (i)    On September 10, 2003, Adobe filed a report on Form 8-K under Item 12 announcing its financial results for the quarter ended August 29, 2003.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of November 28, 2003 and November 29, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended November 28, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company changed its method of accounting for goodwill in 2003.

KPMG LLP
Mountain View, California
December 9, 2003

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	November 28, 2003	November 29, 2002
ASSETS
Current assets:
Cash and cash equivalents	$189,917	$183,684
Short-term investments	906,616	434,053
Trade receivables, net of allowances for doubtful accounts of $7,903 and $7,531, respectively	146,311	116,506
Other receivables	27,731	30,367
Deferred income taxes	35,875	31,530
Other current assets	22,578	18,032

Total current assets	1,329,028	814,172
Property and equipment, net	77,007	71,090
Goodwill	95,971	82,746
Purchased and other intangibles, net	15,318	16,067
Other assets	37,721	43,085
Deferred income taxes	—	24,450

	$1,555,045	$1,051,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$37,437	$37,765
Accrued expenses	160,009	135,028
Income taxes payable	193,484	173,311
Deferred revenue	45,600	31,185

Total current liabilities	436,530	377,289
Deferred income taxes	17,715	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 295,764 shares issued and outstanding in 2003 and 2002	29,576	29,576
Additional paid-in-capital	874,126	710,273
Retained earnings	1,800,398	1,545,776
Accumulated other comprehensive loss	(999)	(3,950)
Treasury stock, at cost (57,464 and 63,809 shares in 2003 and 2002, respectively), net of re-issuances	(1,602,301)	(1,607,354)

Stockholders' equity	1,100,800	674,321

	$1,555,045	$1,051,610

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended
	November 28, 2003	November 29, 2002	November 30, 2001
Revenue:
Products	$1,269,004	$1,153,169	$1,229,720
Services and support	25,745	11,619	—

Total revenue	1,294,749	1,164,788	1,229,720

Costs of revenue:
Products	79,902	96,853	81,451
Services and support	13,120	7,435	—

Total cost of revenue	93,022	104,288	81,451

Gross profit	1,201,727	1,060,500	1,148,269
Operating expenses:
Research and development	276,980	246,082	224,122
Sales and marketing	423,417	380,367	403,720
General and administrative	122,427	108,134	115,626
Restructuring and other charges	(544)	12,148	12,063
Acquired in-process research and development	—	5,769	—
Amortization and impairment of goodwill and purchased and other intangibles	—	20,973	14,281

Total operating expenses	822,280	773,473	769,812

Operating income	379,447	287,027	378,457
Non-operating income (loss):
Investment loss, net	(12,875)	(17,185)	(93,414)
Interest and other income	13,920	14,847	21,888

Total non-operating income (loss)	1,045	(2,338)	(71,526)

Income before income taxes	380,492	284,689	306,931
Provision for income taxes	114,148	93,290	101,287

Net income	$266,344	$191,399	$205,644

Basic net income per share	$1.14	$0.81	$0.86

Shares used in computing basic income per share	234,246	236,834	238,461

Diluted net income per share	$1.10	$0.79	$0.83

Shares used in computing diluted income per share	241,450	243,119	249,145

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Shares	Amount	Total
Balances at December 1, 2000	295,764	$29,576	$501,225	$1,172,504	$(698)	(54,818)	$(950,063)	$752,544
Comprehensive income:
Net income	—	—	—	205,644	—	—	—	205,644
Change in unrealized gain on available- for-sale securities, net of taxes	—	—	—	—	2,928	—	—	2,928
Currency translation adjustments	—	—	—	—	(894)	—	—	(894)
Net gain in derivative instruments, net of taxes	—	—	—	—	2,582	—	—	2,582

Total comprehensive income, net of taxes	—	—	—	—	—	—	—	210,260

Tax benefit from employee stock option plans	—	—	45,692	—	—	—	—	45,692
Issuance of compensatory stock	—	—	13,494	—	—	458	4,503	17,997
Dividends declared	—	—	—	(11,943)	—	—	—	(11,943)
Purchase of treasury stock	—	—	—	—	—	(10,598)	(485,115)	(485,115)
Re-issuance of treasury stock under employee stock purchase and stock option plans	—	—	35,399	—	—	5,213	52,138	87,537

Balances at November 30, 2001	295,764	$29,576	$595,810	$1,366,205	$3,918	(59,745)	$(1,378,537)	$616,972

Comprehensive income:
Net income	—	—	—	191,399	—	—	—	191,399
Change in unrealized loss on available- for-sale securities, net of taxes	—	—	—	—	(4,664)	—	—	(4,664)
Currency translation adjustments	—	—	—	—	1,307	—	—	1,307
Net loss in derivative instruments, net of taxes	—	—	—	—	(4,511)	—	—	(4,511)

Total comprehensive income, net of taxes	—	—	—	—	—	—	—	183,531

Tax benefit from employee stock option plans	—	—	21,830	—	—	—	—	21,830
Issuance of compensatory stock	—	—	5,489	—	—	132	1,297	6,786
Dividends declared	—	—	—	(11,828)	—	—	—	(11,828)
Purchase of treasury stock	—	—	—	—	—	(10,614)	(293,241)	(293,241)
Re-issuance of treasury stock under employee stock purchase and stock option plans	—	—	36,578	—	—	4,604	45,281	81,859
Stock issued for acquisition	—	—	50,566	—	—	1,814	17,846	68,412

Balances at November 29, 2002	295,764	$29,576	$710,273	$1,545,776	$(3,950)	(63,809)	$(1,607,354)	$674,321

Comprehensive income:
Net income	—	—	—	266,344	—	—	—	266,344
Change in unrealized gain on available- for-sale securities, net of taxes	—	—	—	—	5,249	—	—	5,249
Currency translation adjustments	—	—	—	—	4,471	—	—	4,471
Net loss in derivative instruments, net of taxes	—	—	—	—	(6,769)	—	—	(6,769)

Total comprehensive income, net of taxes	—	—	—	—	—	—	—	269,295

Tax benefit from employee stock option plans	—	—	37,436	—	—	—	—	37,436
Issuance of compensatory stock	—	—	2,320	—	—	51	506	2,826
Dividends declared	—	—	—	(11,722)	—	—	—	(11,722)
Purchase of treasury stock	—	—	—	—	—	(2,787)	(84,777)	(84,777)
Re-issuance of treasury stock under employee stock purchase and stock option plans		—	124,097		—	9,081	89,324	213,421

Balances at November 28, 2003	295,764	$29,576	$874,126	$1,800,398	$(999)	(57,464)	$(1,602,301)	$1,100,800

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	November 28, 2003	November 29, 2002	November 30, 2001
Cash flows from operating activities:
Net income	$266,344	$191,399	$205,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,014	63,482	56,645
Stock compensation expense	2,826	6,786	17,997
Deferred income taxes	36,460	(5,486)	(17,600)
Provision for losses on receivables	2,038	1,527	1,435
Tax benefit from employee stock option plans	37,436	21,830	45,692
Acquired in-process research and development	—	410	—
Impairment of property, plant and equipment and goodwill	—	13,175	—
Losses on equity and cost method investments	11,981	13,122	59,873
Gains on sales of equity securities	(3,090)	(7,194)	(20,054)
Loss on other-than-temporary declines of equity securities	3,984	11,257	53,068
Non-cash restructuring and other charges	(544)	—	—
Changes in operating assets and liabilities:
Receivables	(29,148)	5,910	16,273
Other current assets	(2,055)	1,856	(3,552)
Trade and other payables	(328)	(2,277)	(9,389)
Accrued expenses	32,929	(8,312)	(61,083)
Accrued restructuring charges	(9,300)	(15,435)	9,573
Income taxes payable	20,173	30,157	60,175
Deferred revenue	14,415	7,124	4,005

Net cash provided by operating activities	433,136	329,331	418,702

Cash flows from investing activities:
Purchases of short-term investments	(907,231)	(579,154)	(436,333)
Maturities and sales of short-term investments	428,429	487,391	456,915
Purchases of long-term investments and other assets	(20,699)	(37,951)	(35,338)
Acquisitions of property and equipment	(39,454)	(31,578)	(43,174)
Cash (paid for) received from acquisitions	(16,500)	7,345	—
Proceeds from sale of equity investments	7,063	11,684	31,505

Net cash used for investing activities	(548,392)	(142,263)	(26,425)

Cash flows from financing activities:
Purchase of treasury stock	(84,777)	(293,241)	(485,115)
Proceeds from re-issuance of treasury stock	213,421	81,859	87,536
Payment of dividends	(11,626)	(11,881)	(12,007)

Net cash provided by (used for) financing activities	117,018	(223,263)	(409,586)
Effect of exchange rate on cash and cash equivalents	4,471	1,217	(895)

Net increase (decrease) in cash and cash equivalents	6,233	(34,978)	(18,204)
Cash and cash equivalents at beginning of year	183,684	218,662	236,866

Cash and cash equivalents at end of year	$189,917	$183,684	$218,662

Supplemental disclosures:
Cash paid for income taxes	$18,695	$32,773	$16,862

Non-cash investing and financing activities:
Cash dividends declared but not paid	$2,979	$2,900	$2,952

Unrealized gains (losses) on available-for-sale securities, net of taxes	$5,249	$(4,664)	$2,928

Treasury stock issued for acquisition	$—	$68,412	$—

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1.    Significant Accounting Policies

  Operations

        Founded in 1982, Adobe offers a line of software and services for consumers, creative professionals and enterprises. Our products are market-leading digital imaging, design, and document technology platforms which enable customers to create, manage and deliver visually rich, compelling and reliable content. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, independent software vendors ("ISVs") and original equipment manufacturers ("OEMs"); direct to end users; and through our own Web site at www.adobe.com. We also license our technology to major hardware manufacturers, software developers and service providers and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas; Europe, Middle East and Africa ("EMEA"); and Asia. Our software runs on Microsoft Windows, Apple Macintosh, Linux, UNIX and various non-personal computer platforms, depending on the product.

  Fiscal Year

        Our fiscal year is a 52/53-week year ending on the Friday closest to November 30. Our fiscal year 2004 will end December 3, 2004.

  Basis of Consolidation

        The accompanying consolidated financial statements include those of Adobe and our subsidiaries, after elimination of all intercompany accounts and transactions.

  Reclassification

        Certain amounts in the prior fiscal year have been reclassified to conform to the presentation adopted in the current fiscal year. Goodwill has been reclassified from goodwill and purchased and other intangibles to goodwill in our condensed consolidated balance sheets.

  Use of Estimates

        In the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Equivalents and Short-term Investments

        Cash equivalents consist of instruments with remaining maturities of three months or less at the time of purchase.

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

        It is our policy to review our marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing the cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership of each company we invest in. If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related write-down as an investment loss on our consolidated statements of income.

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

  Property and Equipment

        We record property and equipment at cost. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives (thirty-five years for buildings; two to seven years for furniture and equipment) or lease terms (five to ten years for leasehold improvements) of the respective assets. We do not currently have any capitalized Web site development costs. However, it is our policy to capitalize certain costs related to Web site development in accordance with Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Amortization on a straight-line basis begins once the Web site is ready for its intended use.

  Goodwill and Purchased and Other Intangibles

        In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill and purchased and other intangibles with indefinite useful lives are no longer amortized but are reviewed periodically for impairment. With the adoption of SFAS 142 in the first quarter of fiscal 2003, we discontinued amortizing the remaining balances of goodwill and workforce-in-place.

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

        Upon adoption of SFAS 142, we completed our transitional and annual goodwill impairment tests as of November 30, 2002 and April 1, 2003, respectively, and determined that the carrying amount of goodwill was not impaired. We will continue to perform our goodwill impairment review annually or more frequently if facts and circumstances warrant a review.

        SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS 144. We are currently amortizing acquired intangible assets with definite lives over periods from one to five years and the amortization expense is primarily classified as cost of product revenue in our consolidated statements of income.

        The following table presents net income and per share amounts for all periods presented, as adjusted, to exclude the amortization of goodwill and purchased and other intangibles as if the provisions of SFAS 142 had been in effect from the beginning of fiscal 2001.

	Year Ended
	November 28, 2003	November 29, 2002	November 30, 2001
Net income as reported	$266,344	$191,399	$205,644
Add back: Amortization and impairment of goodwill and purchased and other intangibles	—	20,973	14,281

Adjusted net income	$266,344	$212,372	$219,925

Basic net income per share:
Net income per share as reported	$1.14	$0.81	$0.86
Add back: Amortization and impairment of goodwill and purchased and other intangibles per share	—	0.09	0.06

Adjusted net income per share	$1.14	$0.90	$0.92

Diluted net income per share:
Net income per share as reported	$1.10	$0.79	$0.83
Add back: Amortization and impairment of goodwill and purchased and other intangibles per share	—	0.09	0.06

Adjusted net income per share	$1.10	$0.88	$0.89

  Software Development Costs

        Capitalization of software development costs begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate or when alternative future use exists. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material and, in accordance with our policy, have not been capitalized.

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

        The investments in Adobe Ventures are accounted for using the equity method of accounting, and accordingly, the investments are adjusted to reflect our share of Adobe Ventures' investment income (loss) and dividend distributions. Under the terms of the partnership agreements, the general partner has the sole and exclusive right to manage and control the partnerships. Adobe as the limited partner has certain rights, including the ability to approve the replacement of the general partner and investments that exceed certain established parameters. However, these rights are considered protective rights and do not suggest an ability to control the partnerships. Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment gain (loss) on our consolidated statements of income. The stock of a number of technology investments held by Adobe Ventures at November 28, 2003 is not publicly traded and, therefore, there is no established market for these securities. In order to determine the fair market value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates of current market value made by Granite Ventures. It is our policy to review the fair value of these investments held by Adobe Ventures, as well as our direct investments, on a regular basis to evaluate the carrying value of the investments in these companies. This evaluation includes, but is not limited to, reviewing each company's cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. In the case of privately held companies, this evaluation is based on information that we request from these companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe the carrying value of a company is in excess of fair value, it is our policy to write-down the investments to reduce its carrying value to fair value.

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

        During the fourth quarter of fiscal 2002, we recognized a $6.8 million goodwill impairment charge for the remaining book value related to the Glassbook acquisition. This impairment charge is presented under amortization and impairment of goodwill and purchased and other intangibles on our consolidated statements of income. The impairment charge was determined based on discounted future cash flows. For segment reporting purposes, the charge was included in our Creative Professional segment.

        Also, during fiscal 2002, we recognized a $6.3 million pre-tax impairment charge for capitalized Adobe Design Team hosted server development costs. The impairment charge was recorded on our consolidated statement of income under cost of products revenue. The impairment charge was determined based on discounted future cash flows. For segment reporting purposes, the charge was included in our Creative Professional segment.

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

	Year Ended
	November 28, 2003	November 29, 2002	November 30, 2001
Net income:
As reported	$266,344	$191,399	$205,644
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,837	4,411	11,697
Less: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(188,427)	(189,164)	(187,116)

Pro forma	$79,754	$6,646	$30,225

Basic net income per share:
As reported	$1.14	$0.81	$0.86
Pro forma	$0.34	$0.03	$0.13
Diluted net income per share:
As reported	$1.10	$0.79	$0.83
Pro forma	$0.33	$0.03	$0.12

        For purposes of computing pro forma net income, we estimate the fair value of each option grant and employee stock purchase plan purchase right on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our employee stock options and employee stock purchase plan shares have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock-based awards.

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

        Also, beginning with the third quarter of fiscal 2003, we decreased our estimate of the expected life of new options granted to our employees from 3 years to 2.5 years. We based our expected life assumption on historical experience as well as the terms and vesting periods of the options granted. The reduction in the estimated expected life was a result of an analysis of our historical experience, including the same periods of time used for our volatility analysis.

        The assumptions used to value the option grants and purchase rights are stated as follows:

	Year Ended
	November 28, 2003	November 29, 2002	November 30, 2001
Expected life of options (in years)	2.5 - 3	3	3
Expected life of purchase rights (in years)	1.25	1.24	1.23
Volatility	40 - 66%	69%	80%
Risk free interest rate—options	1.37 - 2.23%	2.14 - 4.14%	2.92 - 4 .77%
Risk free interest rate—purchase rights	1.12 - 1.74%	1.96 - 3.03%	3.62 - 4.81%
Dividend yield	0.125%	0.125%	0.125%

        Options and restricted stock grants vest over several years, and new option and restricted stock grants are generally made each year. Because of this, the pro forma amounts shown above may not be representative of the pro forma effect on reported net income in future years.

  Revenue Recognition

        We recognize desktop application products revenue upon shipment, net of estimated returns, provided collection is determined to be probable and no significant obligations remain. Desktop application products revenue from distributors is subject to agreements allowing limited rights of return, rebates and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors.

        We provide free technical phone support to customers for our shrink-wrapped application products under warranty. We record the estimated cost of free technical phone support upon shipment of software.

        We also license software in multiple element arrangements in which a customer purchases a combination of software, post-contract customer support ("PCS") and professional services. PCS, or maintenance, includes rights to upgrades, when and if available, telephone support, updates and enhancements. Professional services relate to consulting services and training. When vendor specific objective evidence ("VSOE") of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. We determine VSOE of fair value of PCS based on renewal rates for the same term PCS. Revenue allocated to PCS is recognized ratably over the contractual term (typically one to two years). In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming all other criteria for revenue recognition have been met.

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

Guarantees

        We adopted FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" at the beginning of our fiscal 2003. See "Recent Accounting Pronouncements" for further information regarding FIN 45.

        The lease agreements for our three office buildings in San Jose, California provide for residual value guarantees. These lease agreements were in place prior to December 31, 2002 and are disclosed in Note 14.

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

        We have commitments to make certain milestone and/or retention payments typically entered into in conjunction with various acquisitions, for which we have made accruals in our consolidated financial statements. In connection with our purchases of technology assets during fiscal 2003, we entered into employee retention agreements totaling $2.2 million. We are required to make payments upon satisfaction of certain conditions in the agreements.

        As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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

        We accrue for costs associated with future obligations which include costs for undetected bugs that are discovered only after the product is installed and used by customers. The accrual remaining at the end of fiscal 2003 primarily relates to new releases of our Creative Suites products during the fourth quarter of fiscal 2003. The table below summarizes the activity related to the accrual during fiscal 2003:

Balance at November 29, 2002	Accruals	Payments	Balance at November 28, 2003
$—	$5,554	$(2,369)	$3,185

  Advertising Expenses

        We expense all advertising costs as incurred and classify these costs under sales and marketing expense. Advertising expenses for fiscal years 2003, 2002, and 2001 were $24.0 million, $26.7 million and $30.5 million, respectively.

  Foreign Currency and Other Hedging Instruments

        Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these as either assets or liabilities on the balance sheet and measure them at fair value. As described in Note 15, gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. See Note 15 for further information.

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

  Recent Accounting Pronouncements

        In November 2002, the FASB issued FIN 45 which expands on the accounting guidance of Statements of Financial Accounting Standards No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which has been superseded. FIN 45 affects, among other things, leasing transactions involving residual guarantees, vendor and manufacturer guarantees and tax and environmental indemnities. All such guarantees are required to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees are permitted to be grandfathered and are not recognized on the balance sheet. The adoption of FIN 45, at the beginning of our fiscal year 2003, did not have a material impact on our consolidated financial position, results of operations or cash flows. See "Guarantees" for additional disclosures.

        In December 2002, the FASB issued SFAS 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on our consolidated financial position, results of operations or cash flows. See "Stock-Based Incentive Compensation" for our required pro forma disclosures.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. We have considered the provisions of FIN 46 and believe it will not be necessary to include in our financial statements any assets, liabilities, or activities of the third-party entities holding our corporate headquarters leases. We have provided certain disclosures related to these leases in other areas of this Annual Report on Form 10-K (see "Guarantees" above and Note 14 of our Notes to Condensed Consolidated Financial Statements). Beginning with the first quarter of fiscal 2004, we will be consolidating Adobe Ventures. This consolidation will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Note 2.    Acquisitions

        On May 19, 2003, we purchased the technology assets of Syntrillium, a privately held company, for $16.5 million cash. Syntrillium developed, published and marketed digital audio tools including its recording application, Cool Edit Pro (renamed Adobe Audition), all of which have been added to our existing line of professional digital imaging and video products. By adding Adobe Audition and the other tools to our existing line of products, we have improved the Adobe video workflow and expanded the products and tools available to videographers, DVD authors and independent filmmakers. In connection with the purchase, we allocated $13.7 million to goodwill, $2.7 million to purchased technology and $0.1 million to tangible assets. We also accrued $0.1 million in acquisition-related legal and accounting fees. Goodwill has been allocated to our Digital Imaging and Video segment. Purchased technology is being amortized to cost of product revenue over its estimated useful life of three years. The consolidated financial statements include the operating results of the purchased technology assets from the date of purchase. Pro forma results of operations have not been presented because the effect of this acquisition was not material.

        In April 2002, we acquired all of the outstanding common stock of Accelio. Accelio was a provider of Web-enabled solutions that helped customers manage business processes driven by electronic forms. The acquisition of Accelio broadened our ePaper solution business. At the date of acquisition, the aggregate purchase price was $70.2 million, which included the issuance of 1.8 million shares of common stock of Adobe, valued at $68.4 million, and cash of $1.8 million.

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

        We allocated $2.7 million to purchased technology and $0.4 million to in-process research and development. The amount allocated to purchased technology represented the fair market value of the technology for each of the existing products, as of the date of the acquisition. The purchased technology was assigned a useful life of three years and is being amortized to cost of product revenue. The amount allocated to in-process research and development was expensed at the time of acquisition due to the state of the development of certain products and the uncertainty of the technology.

        The remaining purchase price was allocated to goodwill and was assigned to our ePaper segment (which was renamed Intelligent Documents beginning in fiscal 2004). In accordance with SFAS No. 142, the goodwill will not be amortized but will be reviewed for impairment on an annual basis. During the fourth quarter of fiscal 2002, we revised our estimate of certain costs associated with our acquisition of Accelio, resulting in an increase to goodwill of approximately $2.6 million. The adjustment primarily reflected higher than estimated transaction costs and costs related to closing redundant facilities. During fiscal 2003, we revised our estimate of certain costs associated with our acquisition of Accelio to reflect the nature of our remaining liabilities. An excess accrual of $0.6 million was reversed as a reduction to goodwill and an additional $0.3 million was reversed to operating expenses. See Note 8 for information regarding the liabilities recognized in connection with this acquisition.

        The $1.0 million of acquired trademarks and other intangible assets is being amortized over their useful lives ranging from six-months to three years.

        In December 2001, we acquired Fotiva, which was a development stage software company that created solutions to help consumers manage, store, enrich and share digital photographs and other related personal media. In connection with the acquisition, substantially all of the purchase price of $5.4 million cash was allocated to in-process research and development and expensed at the time of acquisition due to the in-process state of the technology. Adobe combined Fotiva's image management technology with Adobe's digital imaging and ePaper technologies to develop a new product, Adobe Photoshop Album, which was released in the first quarter of fiscal 2003.

Note 3.    Cash, cash equivalents, and short-term investments

	As of November 28, 2003
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$20,314	$—	$—	$20,314

Cash equivalents:
Money market mutual funds	88,478	—	—	88,478
Bank time deposits	10,192	—	—	10,192
State and municipal bonds and notes	70,918	15	—	70,933

Total cash equivalents	169,588	15	—	169,603

Total cash and cash equivalents	189,902	15	—	189,917

Short-term investments:
State and municipal bonds	636,798	3,265	(397)	639,666
United States Treasury notes	95,274	34	(235)	95,073
Corporate bonds	59,837	34	(192)	59,679
Asset-backed securities	6,340	—	(12)	6,328
Obligations of foreign sovereigns	76,366	8	(352)	76,022
Bonds of multi-lateral government agencies	22,655	—	(25)	22,630
Marketable equity securities*	3,135	4,083	—	7,218

Total short-term investments	900,405	7,424	(1,213)	906,616

Total cash, cash equivalents, and short-term investments	$1,090,307	$7,439	$(1,213)	$1,096,533

	As of November 29, 2002
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$21,911	$—	$—	$21,911

Cash equivalents:
Money market mutual funds	128,073	—	—	128,073
State and municipal bonds and notes	33,635	65	—	33,700

Total cash equivalents	161,708	65	—	161,773

Total cash and cash equivalents	183,619	65	—	183,684

Short-term investments:
State and municipal bonds	396,953	3,583	(294)	400,242
United States Treasury Notes	9,688	107	(9)	9,786
Corporate Bonds	9,890	37	(2)	9,925
Marketable equity securities*	11,092	3,008	—	14,100

Total short-term investments	427,623	6,735	(305)	434,053

Total cash, cash equivalents, and short-term investments	$611,242	$6,800	$(305)	$617,737

*
The carrying value of marketable equity securities has been reduced by other-than-temporary declines in the fair value of these securities.

        We recorded net realized gains from the sale of fixed income investments for the years ended November 28, 2003 and November 29, 2002 of $1.6 million and $3.3 million, respectively. We also recorded net realized gains from the sale of our short-term equity investments for the years ended November 28, 2003 and November 29, 2002 of $3.1 million and $7.2 million, respectively. In addition, we recorded losses related to other-than-temporary declines in the fair value of our marketable equity securities totaling $4.0 million for fiscal 2003 and $11.3 million for fiscal 2002 (see Note 1 for our policy on recording other-than-temporary declines in our marketable equity securities). All of the above gains and losses were included in investment loss on our consolidated statements of income.

Note 4.    Property and Equipment

        Property and equipment consisted of the following:

	November 28, 2003	November 29, 2002
Computers and equipment	$169,455	$158,623
Furniture and fixtures	30,882	28,728
Capital projects in-progress	14,862	2,315
Leasehold improvements	44,813	40,902
Buildings	4,756	4,756

	264,768	235,324
Less accumulated depreciation and amortization	(187,761)	(164,234)

Property and equipment, net	$77,007	$71,090

        During fiscal 2003, we capitalized costs in connection with a new Customer Relations Management ("CRM") database, which are included in capital projects in-progress.

        Depreciation for the years ended November 28, 2003, November 29, 2002 and November 30, 2001 was $33.7 million, $34.7 million and $29.8 million, respectively.

Note 5.    Goodwill and Purchased and Other Intangibles

        Upon adoption of SFAS 142, at the beginning of fiscal 2003, we transferred the unamortized balance of workforce-in-place to goodwill. As of November 28, 2003, the goodwill balance relates to our acquisitions of Syntrillium, Accelio, GoLive Systems, Inc and GoLive Systems GmbH and Co. KG (together "GoLive") and Inscriber Technology Corporation. In accordance with SFAS 142, goodwill is no longer amortized; instead it is reviewed periodically for impairment. As required by SFAS 142, we have allocated goodwill to our reportable segments. Below is our goodwill, net of amortization, reported by segment as of November 28, 2003:

	Digital Imaging and Video	Creative Professional	ePaper	Total
Goodwill, net of amortization	$14,112	$4,650	$77,209	$95,971

        Purchased and other intangible assets consisted of the following:

	November 28, 2003	November 29, 2002
Purchased technology and licensing agreements	28,509	26,304
Other intangible assets	11,556	11,719

	40,065	38,023
Less accumulated amortization	(24,747)	(21,956)

Total purchased and other intangible assets	$15,318	$16,067

        Identifiable intangible assets, subject to amortization, were as follows as of November 28, 2003:

	Cost	Accumulated Amortization	Net
Purchased technology	$28,509	$(18,875)	$9,634

Localization	$10,540	$(5,348)	$5,192
Trademarks	300	(97)	203
Other intangibles	716	(427)	289

Total other intangible assets	$11,556	$(5,872)	$5,684

Total purchased and other intangible assets	$40,065	$(24,747)	$15,318

        Identifiable intangible assets, subject to amortization, were as follows as of November 29, 2002:

	Cost	Accumulated Amortization	Net
Purchased technology	$26,129	$(14,958)	$11,171
Licensing agreements	175	(154)	21

Total purchased technology and licensing agreements	$26,304	$(15,112)	$11,192

Localization	$10,009	$(5,915)	$4,094
Trademarks	970	(730)	240
Other intangibles	740	(199)	541

Total other intangible assets	$11,719	$(6,844)	$4,875

Total purchased and other intangible assets	$38,023	$(21,956)	$16,067

        Amortization expense of identifiable intangible assets is primarily included in cost of product revenue. Amortization expense related to identifiable intangible assets was $15.4 million, $28.8 million and $26.8 million for fiscal 2003, 2002 and 2001, respectively. Amortization expense, as of November 28, 2003, is expected to be as follows:

Fiscal Year	Purchased Technology	Other Intangible Assets
2004	$5,873	$5,462
2005	3,214	80
2006	547	17
2007	—	17
2008	—	17
Thereafter	—	91

Total expected amortization expense	$9,634	$5,684

Note 6.    Other Assets

        Other assets consisted of the following:

	November 28, 2003	November 29, 2002
Investments	$30,840	$35,617
Security deposits and other	3,503	4,145
Land deposit	3,378	3,323

Total other assets	$37,721	$43,085

        We own limited partnership interests in Adobe Ventures. The limited partnership investments are accounted for under the equity method, as the partnerships are controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. As of November 28, 2003 and November 29, 2002, the estimated fair value of our investments in Adobe Ventures was $30.6 million and $34.9 million, respectively.

        Our investments in the limited partnerships are adjusted to reflect our equity interest in Adobe Ventures L.P.; Adobe Ventures II, L.P.; Adobe Ventures III, L.P.; and Adobe Ventures IV, L.P.'s investment loss and dividend distributions, which totaled $10.2 million, $15.4 million and $49.2 million in fiscal years 2003, 2002, and 2001, respectively.

        In addition to these venture partnerships, we have direct investments in public and privately-held companies. Since inception through November 28, 2003, we have invested $222.0 million through our venture partnerships and direct investments. Since inception through November 28, 2003, net returns were $346.1 million, including stock dividends and net gains in market value of investments.

        We recognize realized gains and losses upon sale of investments using the specific identification method. During fiscal 2003, 2002 and 2001, we recorded investment losses of $12.9 million, $17.2 million and $93.4 million, respectively, which comprise gains and losses from our short-term and long-term investments. Of these losses, $12.0 million, $13.1 million and $59.8 million, respectively, related to our investments in Adobe Ventures and our cost method investments. During fiscal 2003, 2002 and 2001, investment losses also included write-downs due to other-than-temporary declines in value, of $4.0 million, $11.3 million and $53.1 million, respectively, related to our short-term investments. The losses for fiscal 2003, 2002 and 2001 were partially offset by gains of $3.1 million, $7.2 million and $19.5 million, respectively, from the sale of marketable equity securities.

Note 7.    Accrued Expenses

        Accrued expenses consisted of the following:

	November 28, 2003	November 29, 2002
Accrued compensation and benefits	$65,870	$54,117
Sales and marketing allowances	14,169	7,371
Accrued restructuring	1,132	10,975
Other	78,838	62,565

Total accrued expenses	$160,009	$135,028

Note 8.    Restructuring and Other Charges

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

        The second plan was implemented in the fourth quarter of fiscal 2002 and was designed to eliminate 239 engineering, sales and marketing and general and administrative positions worldwide in order to realign our resources for our future business plans. These plans include adding resources to support our ePaper enterprise business in fiscal 2003. We incurred a restructuring charge of $11.1 million, which included severance and related charges and charges related to the closure of a facility. During fiscal 2003, we revised our estimate of certain costs associated with this restructuring program. The excess accrual was reversed to restructuring and other charges on our consolidated statement of income. This restructuring plan was completed during the fourth quarter of fiscal 2003 and there was no balance remaining in accrued restructuring.

        A summary of restructuring activities, for both plans, is as follows:

	Balance at November 29, 2002	Cash Payments	Adjustments	Balance at November 28, 2003
Severance and related charges	$3,817	$(3,386)	$(431)	$—
Facilities	980	(867)	(113)	—

Total	$4,797	$(4,253)	$(544)	$—

        In connection with our acquisition of Accelio in the second quarter of fiscal 2002, we recognized liabilities associated with a worldwide reduction in force of Accelio employees, transaction costs, costs related to closing redundant facilities and terminating contracts and other exit costs associated with the acquisition. During fiscal 2003, we revised our estimate of certain costs associated with our acquisition of Accelio to reflect the nature of our remaining liabilities. An excess accrual of $0.6 million was reversed as a reduction to goodwill and an additional $0.3 million was reversed to operating expenses. As of November 28, 2003, $1.1 million remained accrued and comprised transaction, facilities and other exit costs. Transaction costs primarily relate to the liquidation of Accelio's subsidiaries and are expected to be paid through fiscal 2004. Facility costs relate to leases we assumed upon acquisition of Accelio and terminate through September 2006. Other exit costs relate to specifically identified contingent liabilities which will be paid through fiscal 2004.

        A summary of restructuring activities, related to our acquisition of Accelio, is as follows:

	Balance at November 29, 2002	Cash Payments	Adjustments	Balance at November 28, 2003
Severance and related charges	$647	$(507)	$(140)	$—
Transaction costs	627	(253)	(119)	255
Cost of closing redundant facilities	4,442	(2,432)	(1,181)	829
Contract termination costs	67	(74)	7	—
Other exit costs	395	(844)	497	48

Total	$6,178	$(4,110)	$(936)	$1,132

Note 9.    Income Taxes

        Income before income taxes includes net income from foreign operations of approximately $197.0 million, $163.0 million and $90.0 million for the years ended November 28, 2003, November 29, 2002 and November 30, 2001, respectively.

        The provision for income taxes consisted of the following:

	Years Ended
	November 28, 2003	November 29, 2002	November 30, 2001
Current:
United States federal	$32,751	$63,547	$52,355
Foreign	11,814	8,344	16,087
State and local	1,090	5,055	4,753

Total current	45,655	76,946	73,195

Deferred:
United States federal	31,815	(4,984)	(14,494)
Foreign	(1,072)	259	(767)
State and local	314	(761)	(2,339)

Total deferred	31,057	(5,486)	(17,600)

Charge in lieu of taxes attributable to employee stock plans	37,436	21,830	45,692

	$114,148	$93,290	$101,287

        Total income tax expense differs from the expected tax expense (computed by multiplying the United States federal statutory rate of 35% for fiscal 2003, 2002, and 2001 by income before income taxes) as a result of the following:

	Years Ended
	November 28, 2003	November 29, 2002	November 30, 2001
Computed "expected" tax expense	$133,172	$99,641	$107,426
State tax expense, net of federal benefit	2,473	6,477	6,983
Non-deductible goodwill	—	7,437	3,178
Tax-exempt income	(3,786)	(3,915)	(4,496)
Tax credits	(4,878)	(6,000)	(8,000)
Differences between statutory rate and foreign effective tax rate	(24,816)	(9,487)	(2,653)
Change in deferred tax asset valuation allowance	11,856	—	—
Other, net	127	(863)	(1,151)

	$114,148	$93,290	$101,287

        The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of fiscal 2002 and 2001 are presented below:

	November 28, 2003	November 29, 2002
Deferred tax assets:
Acquired technology	$14,711	$13,845
Reserves and deferred revenue	39,568	25,621
Unrealized losses on investments	13,574	26,159
Credits	8,230	1,500

Total gross deferred tax assets	76,083	67,125
Deferred tax asset valuation allowance	(13,574)	—

Total deferred tax assets	62,509	67,125

Deferred tax liabilities:
Depreciation and amortization	(9,422)	(8,264)
Undistributed earnings of foreign subsidiaries	(30,562)	—
Other	(4,365)	(2,881)

Total deferred tax liabilities	(44,349)	(11,145)

Net deferred tax assets	$18,160	$55,980

        We provide United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related United States tax liability may be reduced by any foreign income taxes paid on these earnings. At November 28, 2003, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $229 million. The unrecognized deferred tax liability for these earnings is approximately $71 million.

        For financial reporting purposes, a valuation allowance has been established in the amount of $13.6 million for certain deferred tax assets related to the write-down of investments. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net deferred tax assets.

        At the end of fiscal 2003, the Company had state tax credit carry-forwards of approximately $8.2 million that can be carried forward indefinitely.

        Below is a summary roll-forward schedule of the income tax payable accounts as of November 28, 2003 and November 29, 2002:

	November 28, 2003	November 29, 2002
Beginning balance	$173,311	$132,228
Add: Current year liability	45,655	76,946
Less: Payments and reclasses	(25,482)	(35,863)

Ending balance	$193,484	173,311

Note 10.    Benefit Plans

  Pretax Savings Plan

        In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all of our United States employees.

Under the plan, eligible employees may contribute up to 18% of their pretax salary, subject to the Internal Revenue Service annual contribution limits. In fiscal 2003, we matched 50% of the first 6% of the employee's contribution. We contributed approximately $6.1 million, $6.0 million and $5.8 million in fiscal 2003, 2002 and 2001, respectively. We can terminate matching contributions at our discretion.

  Profit Sharing Plan

        We have a profit sharing plan that provides for profit sharing payments to all eligible employees following each quarter in which we achieve at least 80% of our budgeted earnings for the quarter. The plan, as well as the annual operating budget on which the plan is based, is approved by our Board of Directors. We contributed approximately $28.8 million, $18.8 million and $11.6 million to the plan in fiscal 2003, 2002 and 2001, respectively.

Note 11.    Employee and Director Stock Plans

  Stock Options

        Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. In April 2003, the 2003 Equity Incentive Plan ("2003 Plan") was approved by our stockholders which replaced 1) the 1994 Stock Option Plan ("1994 Plan"), under which officers and key employees were granted options to purchase shares of our stock and 2) the 1999 Equity Incentive Plan ("1999 Plan"), our plan under which options could be granted to all employees, excluding executive officers, and outside consultants. As of November 28, 2003, we had reserved 12.6 million shares of common stock under our 2003 Plan.

        Currently, we grant options from the 1) 2003 Plan, under which options could be granted to all employees, including executive officers, and outside consultants and 2) the 1996 Outside Directors Stock Option Plan, as amended, under which options are granted automatically under a pre-determined formula to non-employee directors. In addition, our stock option program includes the Adobe 1984 Stock Option Plan, as amended, and the Aldus 1984 Restated Stock Option Plan from which we currently do not grant options. The plans listed above are collectively referred to in the following discussion as "the Plans." We consider the Plans critical to our operation and productivity. Option vesting periods are generally three years for all of the Plans.

        All stock option grants to current executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors. All members of the Executive Compensation Committee are independent directors, as defined in the current and proposed rules applicable to issuers traded on the Nasdaq Stock Market.

        In May 2003, a stock option exchange program was initiated that allowed eligible employees to exchange options granted with an option price greater than $40 per share for a lesser number of new options, according to specified exchange ratios. The program excluded executive officers and members of our Board of Directors. The cancellation date for the program was June 16, 2003. On June 17, 2003 we accepted for cancellation, options to purchase approximately 7.1 million shares of common stock. Eligible employees, subject to their continued employment with Adobe on December 17, 2003, the grant date of the new options, received new options to purchase shares of common stock in exchange for such cancelled options. See Note 17 for final results of the stock option exchange program. The tables include options to purchase 3.5 million shares as estimated as of November 28, 2003.

        As of November 28, 2003, we had reserved 3.3 million shares of common stock for issuance under our 1996 Outside Directors Stock Option Plan, as amended (the "Directors Plan"). The Directors Plan provides for the granting of nonqualified stock options to non-employee directors. Option grants are limited to 40,000 shares per person in each fiscal year, except for a new non-employee director, who is granted to whom 60,000 shares are granted upon election as a director. Effective fiscal 2004, option grants are limited to 25,000 shares per person in each fiscal year, except for the new non-employee director to whom 50,000 shares are granted upon election as a director. Options have a ten-year term and are exercisable and vest over three years: 25% on the day preceding each of Adobe's next two annual meetings of stockholders and 50% on the day preceding Adobe's third annual meeting of stockholders after the grant of the option. The exercise price of the options that are issued is equal to the fair market value of our common stock on the date of grant. In fiscal 2003, we granted options for an aggregate of 280,000 shares with an exercise of $32.41 to existing directors. In fiscal 2002, we granted options for an aggregate of 240,000 shares with an exercise price of $39.04 to existing directors and an option for 60,000 shares to a new director with an exercise price of $33.00. In fiscal 2001, we granted options for an aggregate of 200,000 shares with an exercise price of $41.06 to existing directors. As of November 28, 2003, approximately 1.0 million shares were reserved for issuance upon exercise of outstanding options and approximately 0.7 million shares were available for grant under the Directors Plan. The Directors Plan will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued and restrictions on issued shares have lapsed.

        Stock option activity for fiscal 2003, 2002 and 2001 is presented below (in actual amounts):

	November 28, 2003		November 29, 2002		November 30, 2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	57,847,050	$35.64	54,284,317	$36.66	45,017,400	$38.26
Options granted	1,994,130	$33.12	11,973,680	$28.77	19,177,315	$28.38
Options exercised	(7,978,054)	$23.81	(3,688,534)	$15.99	(4,826,823)	$12.55
Options canceled	(9,393,473)	$58.00	(4,722,413)	$45.20	(5,083,575)	$44.89

Outstanding at end of year	42,469,653	$32.80	57,847,050	$35.64	54,284,317	$36.66

Exercisable at end of year	27,240,540	$34.60	26,402,239	$35.65	20,844,567	$29.27

Weighted average fair value of options granted during the year		$11.69		$13.49		$15.20

        Information regarding the stock options outstanding at November 28, 2003 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.67 - 7.00	173,489	1.32 years	$6.50	173,449	$6.46
$ 7.13 - 8.34	526,945	2.35 years	8.17	526,945	8.17
$ 8.45	3,132,913	2.50 years	8.45	3,132,343	8.45
$ 9.66 - 14.09	322,818	3.17 years	11.78	322,068	11.78
$14.86 - 22.19	632,833	5.81 years	18.47	266,478	18.35
$24.11 - 26.75	8,743,182	5.93 years	26.41	2,114,086	26.28
$26.95	5,127,619	5.91 years	26.95	1,904,508	26.95
$27.00 - 27.69	5,537,400	5.32 years	27.65	3,954,894	27.68
$27.94 - 41.78	11,184,767	4.99 years	36.01	8,055,716	35.93
$44.05 - 65.34	6,930,021	4.75 years	59.06	6,633,628	59.06
$67.31 - 81.50	157,666	4.84 years	72.83	156,425	73.39

	42,469,653	5.06 years	$32.80	27,240,540	$34.60

  Performance and Restricted Stock

        The 1994 Performance and Restricted Stock Plan ("the Restricted Stock Plan") provides for the granting of restricted stock and/or performance awards to officers and key employees. As of November 28, 2003, we had reserved 8.0 million shares of our common stock for issuance under the Plan.

        Restricted shares issued under the Restricted Stock Plan generally vest annually over two to three years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights. As of November 28, 2003, 24,593 shares were outstanding and not yet vested. In fiscal 2003, 2002, and 2001, we granted 3,277, 9,321 and 56,146 shares of restricted stock, respectively, and the weighted average fair value of the shares was $32.37, $27.88 and $39.44, respectively. Additionally, we charged $2.8 million, $6.8 million and $18.0 million to expense associated with restricted stock in fiscal 2003, 2002 and 2001, respectively. As of November 28, 2003, approximately 2.8 million shares were available for grant under this Plan.

        Performance awards issued under the Restricted Stock Plan entitle the recipient to receive, at our discretion, shares or cash upon completion of the performance period subject to attaining identified performance goals. Performance awards are generally measured over a three-year period and cliff vest at the end of the three-year period. We accrue the projected value of these awards and charge this amount to expense over the three-year performance period. We did not grant performance awards in fiscal 2003, 2002 or 2001. As of November 28, 2003 and November 29, 2002, there were no performance awards outstanding.

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

  Employee Stock Purchase Plan

        Our 1997 Employee Stock Purchase Plan (the "ESPP") allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower. As of November 28, 2003, we had reserved 38.0 million shares of our common stock for issuance under the ESPP, and approximately 14.2 million shares remain available for future issuance.

        The weighted average fair value of the purchase rights granted in fiscal 2003, 2002 and 2001 were $10.98 million, $11.59 and $22.91, respectively.

        The ESPP will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued.

  Cash Incentive Awards

        We grant Cash Incentive Awards ("CIAs"), a form of phantom stock, to designated key employees to reward them based on their contributions to a project. The cash value of the CIA is structured to mirror our Restricted Stock Plan. The CIAs, which we grant to designated employees, generally vest annually over a three-year period. Upon each vest date, the employee is paid the market value of the stock on the date of vest multiplied by the number of vested shares. We charged approximately $0.4 million and $(2.5) million for shares vested (forfeited) in fiscal 2002 and 2001, respectively. There was no charge in fiscal 2003. All existing CIAs were fully vested in fiscal 2002, and we currently do not intend to grant CIAs in the future.

  Stock Appreciation Rights

        Under the 2003 Plan, we are authorized to grant Stock Appreciation Rights ("SARs"), a form of phantom stock, to designated key employees based on their performance. Additionally, we grant SARs to employees in certain countries outside of the U.S. in lieu of stock options, generally with similar vesting schedules to our option vesting schedule; these SARs generally expire eight years after the grant date. The 1999 Plan also provides for the granting of stock appreciation rights to employees, although no awards of this type have been made under the 1999 Plan to date.

        The performance-based SARs generally vest four years from the date of grant but contain an acceleration feature that allows for a two-year vesting period based on Adobe achieving predetermined performance goals. These performance-based SARs expire five years from the date of grant. Under our SAR plan, designated employees are awarded rights that are equal to one share of Adobe's common stock for each right awarded with an exercise price based on the fair market value on the grant date. When the award vests, employees generally have the right to exercise the award and receive the then-current value in cash of the appreciation from the exercise price of the exercised number of rights of our common stock. We did not award any SARs in fiscal 2003, 2002 and 2001. We charged approximately $0.1 million, $0.01 million and $(0.5) million to expense in fiscal 2003, 2002 and 2001, respectively. We currently do not intend to grant SARs in the future, except to certain employees outside of the U.S. in lieu of stock options.

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

  Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program designed to minimize dilution from stock issuance primarily from employee stock plans, we have repurchased shares in the open market, sold put warrants and purchased call options.

        Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. We repurchased approximately 2.8 million, 8.6 million and 5.9 million in fiscal 2003, 2002 and 2001, respectively, at a cost of $84.8 million, $255.0 million and $319.9 million, respectively.

        In fiscal 2003, we did not sell any put warrants. In fiscal 2002 and 2001, we sold approximately 7.5 million and 5.6 million put warrants, respectively. Each put warrant entitled the holder to sell one share of Adobe's common stock to Adobe at a specified price for cash or stock at Adobe's option. At November 28, 2003, no put warrants were outstanding.

        In fiscal 2003, we did not purchase any call options. In fiscal 2002 and 2001, we purchased call options that entitled us to buy 4.9 million and 3.9 million shares, respectively, of our common stock on certain dates at specified prices. At November 28, 2003, no call options were outstanding.

  Stock Repurchase Program II—Additional Authorization above Dilution Coverage

        In March 2001, our Board of Directors authorized a program to purchase up to an additional 5.0 million shares of our common stock over a two-year period, subject to certain business and cash flow requirements. Under this program, we repurchased approximately 2.0 million shares at a cost of $38.2 million during fiscal 2002. We did not make any repurchases under this plan in fiscal years 2003 and 2001. The authorization for the remaining 3.0 million shares expired on March 2, 2003.

        On September 25, 2002, our Board of Directors authorized a program to purchase up to an additional 5.0 million shares of our common stock over a three-year period, subject to certain business and cash flow requirements. We have not made any purchases under this 5.0 million share repurchase program. The authorization for this program will expire in September 2005.

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

	Years Ended
	November 28, 2003	November 29, 2002	November 30, 2001
Net income	$266,344	$191,399	$205,644

Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	234,246	236,834	238,461
Dilutive common equivalent shares:
Unvested restricted stock	25	83	318
Stock options	7,179	6,132	10,366
Put warrants	—	70	—

Shares used to compute diluted net income per share	241,450	243,119	249,145

Basic net income per share	$1.14	$0.81	$0.86

Diluted net income per share	$1.10	$0.79	$0.83

        For the years ended November 28, 2003, November 29, 2002 and November 30, 2001, options to purchase approximately 16.7 million, 26.5 million and 17.7 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $33.95, $30.44 and $39.57, respectively, were not included in the calculation because the effect would have been antidilutive.

Note 14.    Commitments and Contingencies

  Lease Commitments

        We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2091. Rent expense, net of sublease income, for these leases aggregated $32.4 million, $26.6 million and $22.0 million during fiscal 2003, 2002 and 2001, respectively.

        In September 2001, we entered into a real estate development agreement for the construction of an additional office building for our corporate headquarters in downtown San Jose, California. Under the agreement, the lessor agreed to finance up to $117.0 million over a two-year period, toward the construction and associated costs of the building. The construction of the building was completed in December 2003. Due to lower than expected financing and construction costs, the final lease balance was lowered to $103.0 million.

        As part of the agreement, we entered into a five-year lease that began upon the completion of the building. We have the option to purchase the building at any time during the term for an amount equal to the lease balance. The agreement and lease are subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of November 28, 2003, we were in compliance with all covenants. In the case of a default, the lessor may terminate all remaining commitments and may demand we purchase the building for an amount equal to the current lease balance, or require we remarket or relinquish the building. The agreement qualifies for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13 ("SFAS 13"), "Accounting for Leases," and, as such, the building and the related obligation are not included on our balance sheet. We utilized this type of financing because it allows us to access bank-provided funding at the most favorable rates and allows us to maintain our cash balances for other corporate purposes. At the end of the lease term, we can purchase the building for the lease balance, remarket or relinquish the building. If we choose to remarket or are required to do so upon relinquishing the building, we are bound to arrange the sale of the building to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount of $90.8 million ("residual value guarantee").

        In August 1999, we entered into a five-year lease agreement for our other two office buildings that currently serve as our corporate headquarters in San Jose, California. Under the agreement, we have the option to purchase the buildings at any time during the lease term for the lease balance, which is approximately $142.5 million. The lease is subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of November 28, 2003, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. The agreement qualifies for operating lease accounting treatment under SFAS 13 and, as such, the buildings and the related obligation are not included on our balance sheet. We utilized this type of financing because it allows us to access bank-provided funding at the most favorable rates and allows us to maintain our cash balances for other corporate purposes. At the end of the lease term, we can purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount of $132.6 million ("residual value guarantee"). There were no changes in the agreement or level of obligations from the end of fiscal 2002. We are in the process of evaluating alternative financing methods at expiration of the lease in fiscal 2004 and believe that several suitable financing options will be available to us.

        As of November 28, 2003, future minimum lease payments under noncancelable operating leases and future minimum sublease income under noncancelable subleases are as follows:

Fiscal Year	Future Minimum Lease Payments	Future Minimum Sublease Income
2004	$29,454	$5,859
2005	20,746	5,798
2006	16,796	5,839
2007	12,188	3,819
2008	9,596	1,678
Thereafter	20,900	2,811

Total	$109,680	$25,804

  Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $14.5 million, $14.4 million and $14.1 million in fiscal 2003, 2002 and 2001, respectively.

  Guarantees

        We adopted FIN 45 at the beginning of our fiscal year 2003. See "Guarantees" and "Recent Accounting Pronouncements" in Note 1 of our Notes to Consolidated Financial Statements for further information regarding FIN 45.

  Legal Actions

        In early 2002, International Typeface Corporation ("ITC") and Agfa Monotype Corporation ("AMT"), companies which have common ownership and management, each charged, by way of informal letters to Adobe, that Adobe's distribution of font software, which generates ITC and AMT typefaces, breaches its contracts with ITC and AMT, respectively, pursuant to which Adobe licensed certain rights with respect to ITC and AMT typefaces. AMT and ITC further charged that Adobe violated the Digital Millennium Copyright Act ("DMCA") with respect to, or induced or contributed to, the infringement of copyrights in, ITC's and AMT's TrueType font software.

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

        The results of any litigation are inherently uncertain and Adobe cannot assure that it will be able to successfully defend itself against any of the actions described above. AMT and ITC seek an unspecified aggregate dollar amount of damages. A favorable outcome for AMT or ITC in these actions could have a material adverse effect on Adobe's financial position, cash flows or results of operations. We believe that all of AMT's and ITC's claims are without merit and will vigorously defend against them in addition to pursuing our own claims as described above. We cannot estimate the possible loss at this time.

        On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc. and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled "Client-Server System Using Embedded Hypertext Tags for Application and Database Development." The Plaintiff's complaint asserts that "Defendants have infringed, and continue to infringe, one or more claims of the "712 patent by making, using, selling and/or offering for sale, inter alia, products supporting Microsoft Active Server Pages technology." The plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for "willful infringement," and fees and costs. Adobe disagrees with the Plaintiff's claims and intends to vigorously defend against this action. We cannot estimate the possible loss at this time.

        On November 18, 2002, Plaintiffs Shell & Slate Software Corporation and Ben Weiss filed a civil action in the U.S. District Court in Los Angeles against Adobe alleging false designation of origin, trade secret misappropriation, breach of contract and other causes of action. The claim derives from the Plaintiffs' belief that the "healing brush" technique of Adobe Photoshop software incorporates the Plaintiffs' trade secrets. The Plaintiffs seek preliminary and permanent injunctive relief, compensatory, treble and punitive damages and fees and costs. We believe that the action has no merit and intend to vigorously defend against it. On September 9, 2003, Adobe filed a counter-claim against Ben Weiss for breach of contract and misappropriation of trade secrets. Adobe seeks compensatory, statutory and punitive damages. We cannot estimate the possible loss at this time.

        From time to time, Adobe is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with SFAS 5, "Accounting for Contingencies," Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, Adobe believes that it has valid defenses with respect to the legal matters pending against it.

Note 15.    Financial Instruments

  Fair Value of Financial Instruments

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

        As of November 28, 2003, our cash equivalents, short-term investments, and marketable equity securities, are carried at fair value, based on quoted market prices for these or similar investments. For further information, see Note 3.

        Our portfolio of investments, which includes our direct investments, as well as indirect investments through Adobe Ventures, is included in other assets on our Consolidated Balance Sheet. For further information, see Note 6.

  Foreign Currency Hedging Instruments

        We transact business in foreign countries, in U.S. dollars as well as various foreign currencies. In Europe and Japan, those transactions that are denominated in euro or yen subject us to exposure from movements in foreign currency exchange rates. This exposure is primarily related to yen-denominated product and support revenue in Japan and euro-denominated product and support revenue in certain European countries. In fiscal 2003 and 2002, our exposures were 21.3 billion yen and 20.5 billion yen, respectively. In fiscal 2003 and 2002, our exposures were 274.0 million euros and 288.5 million euros, respectively.

        In addition we also have long term investment exposures consisting of the capitalization and retained earnings in our non-USD functional foreign subsidiaries. For the fiscal years ending November 28, 2003 and November 29, 2002 this long term investment exposure totaled a notional equivalent of $30.8 million and $33.9 million, respectively. At this time we do not hedge these long term investment exposures.

        Our Japanese operating expenses are in yen, and our European operating expenses are primarily in euro, which mitigates a portion of the exposure related to yen and euro denominated product revenue. In addition, we hedge firmly committed transactions using forward contracts. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts largely offset gains and losses on the assets, liabilities and transactions being hedged. We also hedge a percentage of forecasted international revenue with forward and purchased option contracts. Our revenue hedging policy is designed to reduce the negative impact on our forecasted revenue due to foreign currency exchange rate movements. At November 28, 2003, total outstanding contracts included the notional equivalent of $191.5 million in foreign currency forward exchange contracts and purchased put option contracts with a notional value of $112.4 million. As of November 28, 2003, all contracts were set to expire at various times through April 2004. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with counterparties with specific minimum rating requirements. In addition, our hedging policy establishes maximum limits for each counterparty.

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

        We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the fiscal year ended November 28, 2003, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

Gain (Loss) on Hedges of Forecasted Transactions:

	Balance Sheet	Income Statement
		Years Ended
	As of November 28, 2003
		November 28, 2003		November 29, 2002		November 30, 2001
	Other Comprehensive Income (Loss)	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Realized—Closed Transactions:
Realized net loss reclassified from other comprehensive income (loss) to revenue	$—	$(3,489)	$—	$(463)	$—	$7,848	$—
Realized net loss from the cost of purchased options and gains or losses from any ineffective portion of hedges	—	—	(5,047)	—	(5,251)	—	(4,786)
Recognized but Unrealized—Open Transactions:
Unrealized net loss remaining in other comprehensive income (loss)	(867)	—	—	—	—
Unrealized net loss from time value degradation and any ineffective portion of hedges	—	—	(1,078)	—	(29)	—	(730)

	$(867)	$(3,489)	$(6,125)	$(463)	$(5,280)	$7,848	$(5,516)

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At November 28, 2003, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

Net Gain (Loss) Recognized in Other Income Relating to Balance Sheet Hedging:

	Years Ended
	November 28, 2003	November 29, 2002	November 30, 2001
Gain (loss) on foreign currency assets and liabilities:
Realized net gain (loss) recognized in other income (loss)	$13,535	$6,500	$(3,288)
Unrealized net gain recognized in other income (loss)	132	2,549	109

	13,667	9,049	(3,179)
Gain (loss) on hedges of foreign currency assets and liabilities:
Realized net gain (loss) recognized in other income (loss)	(8,726)	(8,587)	3,834
Unrealized net gain (loss) recognized in other income (loss)	(3,483)	444	(622)

	(12,209)	(8,143)	3,212

Net gain recognized in other income	$1,458	$906	$33

  Interest Rate Hedging—Hedging of Interest Rate Sensitive Obligations

        We entered into interest rate swap agreements to manage our exposure to operating lease obligations that are tied to short-term interest rates (LIBOR). The swaps allow us to exchange variable interest rate payments for fixed interest rate payments, thereby securing a fixed payment amount for a portion of the total obligation of $142.5 million. As of November 28, 2003, we had entered into interest rate swaps to hedge the floating cash flow payments associated with $121.8 million of our outstanding lease obligations. The swaps mature at various dates through the third quarter of 2004, consistent with the expiration of the underlying facility lease. Under the swap agreements, we will receive a variable rate based on one month LIBOR and pay fixed rates ranging from 3.13% to 5.14%. The impact of these swaps will cap a portion of our rent expense at these levels.

        These swaps are designated as cash flow hedges under SFAS No. 133 because they hedge against changes in the amount of future cash flows. As of November 28, 2003, a $2.6 million unrealized loss was recorded in accumulated other comprehensive income (loss) as a result of the decrease in fair market value of these interest rate hedges. There was no realized gain or loss due to ineffectiveness of the hedges.

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

        Credit risk in receivables is limited to OEM partners, dealers and distributors of hardware and software products to the retail market, and to customers whereby we license software directly. Management believes that any risk of loss is reduced due to the diversity of our customers and geographic sales areas. A credit review is completed for our new distributors, dealers, and OEM partners. We also perform ongoing credit evaluations of our customers' financial condition and require letters of credit or other guarantees, whenever deemed necessary. The credit limit given to the customer is based on our risk assessment of their ability to pay, country risk, and other factors and is not contingent on the resale of the product or on the collection of payments from their customers. We also purchase credit insurance to mitigate credit risk in some foreign markets where we believe it is warranted. If we license our software to a customer where we have a reason to believe the customer's ability to pay is not probable, due to country risk or credit risk, we will not recognize the revenue. We will revert to recognizing the revenue on a cash basis, assuming all other criteria for revenue recognition has been met. For discussion of significant customers as of November 28, 2003, see Note 16.

        We derive a significant portion of our OEM PostScript and Other licensing revenue from a small number of OEM partners. Our OEM partners on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us.

Note 16.    Industry Segment, Geographic Information, and Significant Customers

        At the beginning of fiscal 2003, we realigned our business segments to reflect the way we manage our business. We have four reportable segments that offer different product lines: Digital Imaging and Video, Creative Professional, ePaper (renamed Intelligent Documents beginning fiscal 2004), and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing, enhancing and sharing digital images and photographs, digital video and animations. The Creative Professional segment provides software for professional page layout, professional Web page layout, graphic and illustration creation, technical document publishing and business publishing. The ePaper segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, this segment provides server-based solutions for enterprises and government agencies in the areas of document generation, document collaboration and document process management. The OEM PostScript and Other segment includes printing technology used to create and print simple or visually rich documents with precision.

        The accounting policies of the operating segments are the same as those described in Note 1. With the exception of goodwill, we do not identify or allocate our assets by operating segment. See Note 5 for the allocation of goodwill to our reportable segments.

        Our results for fiscal years 2003, 2002 and 2001 are reported by operating segments below:

	Digital Imaging and Video	Creative Professional	ePaper	OEM PostScript and Other	Total
Fiscal 2003
Revenue	$392,442	$368,549	$444,056	$89,702	$1,294,749
Cost of revenue	33,501	20,818	33,501	5,202	93,022

Gross profit	$358,941	$347,731	$410,555	$84,500	$1,201,727

Gross profit as a percentage of revenues	92%	94%	92%	94%	93%
Fiscal 2002
Revenue	$411,929	$351,268	$312,544	$89,047	$1,164,788
Cost of revenue	30,073	43,761	24,682	5,772	104,288

Gross profit	$381,856	$307,507	$287,862	$83,275	$1,060,500

Gross profit as a percentage of revenues	93%	88%	92%	94%	91%
Fiscal 2001
Revenue	$439,734	$393,309	$291,886	$104,791	$1,229,720
Cost of revenue	26,563	33,827	15,835	5,226	81,451

Gross profit	$413,171	$359,482	$276,051	$99,565	$1,148,269

Gross profit as a percentage of revenues	94%	91%	95%	95%	93%

        A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the fiscal years 2003, 2002 and 2001 is as follows:

	Years Ended
	November 28, 2003	November 29, 2002	November 30, 2001
Total gross profit from operating segments above	$1,201,727	$1,060,500	$1,148,269
Total operating expenses*	822,280	773,473	769,812

Total operating income	379,447	287,027	378,457
Non-operating income (loss)	1,045	(2,338)	(71,526)

Income before income taxes	$380,492	$284,689	$306,931

*
Total operating expenses include research and development, sales and marketing, general and administrative, and restructuring and other charges. For fiscal 2002 and 2001, operating expenses also included acquired in-process research and development and amortization and impairment of goodwill.

        We categorize our geographic information into three major market regions: the Americas, EMEA, and Asia. The Americas region includes the U.S., Canada, and Latin America. The EMEA region includes Europe, Middle East, and Africa. The Asia region includes Japan and the Asian Pacific countries.

        For fiscal 2003, 2002 and 2001, our revenues and property and equipment, net of accumulated depreciation, are presented below by geographic area.

Revenue

	Year Ended
	November 28, 2003	November 29, 2002	November 30, 2001
Americas:
United States	$588,631	$541,578	$547,630
Other	51,551	42,176	43,878

Total Americas	640,182	583,754	591,508

EMEA	370,181	317,638	326,499

Asia:
Japan	212,505	195,457	228,744
Other	71,881	67,939	82,969

Total Asia	284,386	263,396	311,713

Total revenue	$1,294,749	$1,164,788	$1,229,720

Property and Equipment

	Year Ended
	November 28, 2003	November 29, 2002	November 30, 2001
Americas:
United States	$57,753	$52,648	$67,303
Canada	4,898	3,837	—
Other	5	5	—

Total Americas	62,656	56,490	67,303

EMEA	7,032	6,583	6,470

Asia:
Japan	764	964	1,796
India	6,357	6,685	1,446
Other	198	368	596

Total Asia	7,319	8,017	3,838

Total long-lived assets	$77,007	$71,090	$77,611

        In fiscal 2003, licenses of application products to Ingram Micro, Inc. ("Ingram") and Tech Data Corporation ("Tech Data"), including their respective affiliates, accounted for 28% and 13%, respectively, of our total revenue. In fiscal 2002, licenses of application products to Ingram and Tech Data accounted for 27% and 14%, respectively, of our total revenue. In fiscal 2001, licenses of application products to Ingram and Tech Data accounted for 24% and 15%, respectively, of our total revenue.

        As of November 28, 2003, receivables from Ingram and Tech Data accounted for 34% and 9%, respectively, of our total receivables. Receivables from Ingram and Tech Data accounted for 22% and 12%, respectively, of our total receivables at November 29, 2002. As of November 30, 2001, receivables from Ingram and Tech Data accounted for 31% and 21%, respectively, of our total receivables.

Note 17.    Subsequent Event

        In connection with our stock option exchange program that we initiated in May 2003, we granted approximately 3.4 million shares with an exercise price of $39.10 on December 17, 2003. See Note 11 for further information regarding our stock option exchange program.

ADOBE SYSTEMS INCORPORATED
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Valuation and Qualifying Accounts Which are Deducted in the
Balance Sheet from the Assets to Which They Apply

	Balance at Beginning of Period	Charged/ Credited to Operating Expenses	Deductions*	Balance at End of Period
Allowance for doubtful accounts:
Year Ended:
November 28, 2003	$7,531	$2,038	$(1,666)	$7,903
November 29, 2002	8,549	1,527	(2,545)	7,531
November 30, 2001	8,788	1,435	(1,674)	8,549

*
Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2004.

ADOBE SYSTEMS INCORPORATED

By:	/s/ MURRAY J. DEMO Murray J. Demo, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of February, 2004.

Signature	Title

/s/ JOHN E. WARNOCK John E. Warnock	Chairman of the Board of Directors
/s/ CHARLES M. GESCHKE Charles M. Geschke	Chairman of the Board of Directors
/s/ BRUCE R. CHIZEN Bruce R. Chizen	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ CAROL MILLS BALDWIN Carol Mills Baldwin	Director
/s/ MICHAEL R. CANNON Michael R. Cannon	Director
/s/ JAMES E. DALEY James E. Daley	Director
/s/ COLLEEN M. POULIOT Colleen M. Pouliot	Director

/s/ ROBERT SEDGEWICK Robert Sedgewick	Director
/s/ DELBERT W. YOCAM Delbert W. Yocam	Director
/s/ MURRAY J. DEMO Murray J. Demo	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SUMMARY OF TRADEMARKS

        The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:

  Adobe

  Acrobat

  Acrobat Capture

  Acrobat Messenger

  Adobe Audition

  Adobe Encore DVD

  Adobe Premiere

  Adobe Type Manager

  After Effects

  Atmosphere

  Distiller

  ePaper

  Extreme

  Font Folio

  FrameMaker

  GoLive

  Illustrator

  InCopy

  InDesign

  PageMaker

  PDF Transit

  Photoshop

  PostScript

  Reader

  Version Cue

        All other trademarks are the property of their respective owners.

EXHIBITS

        As required under Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.2	Amended and Restated Bylaws as currently in effect	10-K	02/26/03	3.2
3.4	Agreement and Plan of Merger effective 5/30/97 (by virtue of a reincorporation), by and between Adobe Systems Incorporated, a California corporation and Adobe Systems (Delaware) Incorporated, a Delaware corporation	10-Q	05/30/97	2.1
3.6	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
4.2	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
10.1.6	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.21.3	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.23	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.24	1994 Stock Option Plan*	10-Q	5/27/94	10.1.7
10.25	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.26	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.28	1996 Outside Directors Stock Option Plan*	10-Q	05/31/96	10.36
10.29	1996 Outside Directors' Stock Option Plan, as amended*	S-8	6/16/00	4.7
10.30	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.31	1996 Outside Directors Stock Option Plan, as amended*	10-Q	7/16/01	10.75
10.32	1996 Outside Directors' Stock Option Plan, as amended*	S-8	6/14/02	4.6
10.33	1996 Outside Directors' Stock Option Plan, as amended*				X
10.34	1999 Nonstatutory Stock Option Plan*	S-8	9/15/99	4.6
10.35	1999 Nonstatutory Stock Option Plan, as amended*	S-8	12/22/00	4.6
10.36	1999 Nonstatutory Stock Option Plan, as amended*	S-8	3/15/01	4.7
10.37	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.38	1999 Equity Incentive Plan, as amended*	10-K	02/26/03	10.37

10.41	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.42	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.43	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52
10.44	Adobe Incentive Partners, L.P. Consent to Dissolve and Terminate Partnership*	10-K	02/26/03	10.44
10.45	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.53	Amended, Restated and Consolidated Master Lease of Land and Improvements by and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.54	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54
10.56	Note Secured by Deed of Trust and Promissory Note*	10-K	12/3/99	10.56
10.66	Credit Agreement among Adobe Systems Incorporated, Lenders Named therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.66
10.67	Amendment No. 1 to 1999 Credit Agreement among Adobe Systems Incorporated, Lenders Named Therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.67
10.68	Amendment No. 1 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	7/16/01	10.68
10.69	Amendment No. 2 to Amended, Restated, and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	9/1/00	10.68
10.77	Lease agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.78	Participation agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.79	Confidential Resignation Agreement*	10-K	2/21/02	10.79
10.80	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80

10.81	Amendment No.1 to Lease Agreement between Adobe and Selco Services Corporation	10-K	02/26/03	10.81
21	Subsidiaries of the Registrant				X
23	Independent Auditors' Consent				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934				X
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934				X

*
Compensatory plan or arrangement

QuickLinks

TABLE OF CONTENTS
  PART I
  ITEM 1. BUSINESS
BUSINESS OVERVIEW
PRODUCTS AND MARKETS OVERVIEW
COMPETITION
OPERATIONS
PRODUCT DEVELOPMENT
PRODUCT PROTECTION
EMPLOYEES
AVAILABLE INFORMATION
EXECUTIVE OFFICERS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
RESULTS OF OPERATIONS
FACTORS THAT MAY AFFECT FUTURE PERFORMANCE
EMPLOYEE AND DIRECTOR STOCK OPTIONS
LIQUIDITY AND CAPITAL RESOURCES
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND FINANCIAL INSTRUMENTS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL STATEMENTS
SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
INDEPENDENT AUDITORS' REPORT
ADOBE SYSTEMS INCORPORATED CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
ADOBE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
ADOBE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
ADOBE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ADOBE SYSTEMS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share data)
ADOBE SYSTEMS INCORPORATED SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (In thousands)
SIGNATURES
SUMMARY OF TRADEMARKS
EXHIBITS