Form 10-Q
period 2004-03-05
ADOBE SYSTEMS INC
filed 2004-04-07
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 5, 2004

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

        The number of shares outstanding of the registrant's common stock as of April 2, 2004 was 238,738,982.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 5, 2004	November 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$199,759	$189,917
Short-term investments	1,049,576	906,616
Trade receivables, net	122,955	146,311
Other receivables	32,035	27,731
Deferred income taxes	27,955	35,875
Other current assets	29,858	22,578

Total current assets	1,462,138	1,329,028
Property and equipment, net	82,512	77,007
Goodwill	95,971	95,971
Purchased and other intangibles, net	15,161	15,318
Other assets	35,724	37,721

Total assets	$1,691,506	$1,555,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$35,598	$37,437
Accrued expenses	175,508	160,009
Income taxes payable	185,363	193,484
Deferred revenue	43,326	45,600

Total current liabilities	439,795	436,530
Deferred income taxes	34,227	17,715
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value	29,576	29,576
Additional paid-in-capital	901,831	874,126
Retained earnings	1,920,444	1,800,398
Accumulated other comprehensive income (loss)	5,582	(999)
Treasury stock, at cost, (57,142 and 57,464 shares in 2004 and 2003, respectively), net of re-issuances	(1,639,949)	(1,602,301)

Stockholders' equity	1,217,484	1,100,800

Total liabilities and stockholders' equity	$1,691,506	$1,555,045

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 5, 2004	February 28, 2003
Revenue:
Products	$415,752	$290,755
Services and support	7,529	6,140

Total revenue	423,281	296,895

Cost of revenue:
Products	20,444	19,360
Services and support	3,738	3,002

Total cost of revenue	24,182	22,362

Gross profit	399,099	274,533
Operating expenses:
Research and development	75,071	65,956
Sales and marketing	127,354	98,028
General and administrative	33,412	30,041

Total operating expenses	235,837	194,025

Operating income	163,262	80,508
Non-operating income:
Investment loss	(1,031)	(6,692)
Interest and other income	4,032	3,649

Total non-operating income (loss)	3,001	(3,043)

Income before income taxes	166,263	77,465
Provision for income taxes	43,228	23,240

Net income	$123,035	$54,225

Basic net income per share	$0.52	$0.23

Shares used in computing basic net income per share	238,384	231,084

Diluted net income per share	$0.50	$0.23

Shares used in computing diluted net income per share	246,087	235,294

Cash dividends declared per share	0.0125	0.0125

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 5, 2004	February 28, 2003
Cash flows from operating activities:
Net income	$123,035	$54,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,438	11,992
Stock-based compensation expense	184	952
Deferred income taxes	23,110	5,744
Provision for (recovery of) losses on receivables	(2,114)	495
Tax benefit from employee stock option plans	5,124	2,014
Net losses on sales and impairments of investments	1,031	6,693
Changes in operating assets and liabilities:
Receivables	21,166	(12,560)
Other current assets	(4,281)	(2,492)
Trade and other payables	(1,839)	(3,574)
Accrued expenses	17,589	14,410
Accrued restructuring charges	(587)	(4,742)
Income taxes payable	(8,121)	4,891
Deferred revenue	(2,274)	1,299

Net cash provided by operating activities	185,461	79,347

Cash flows from investing activities:
Purchases of short-term investments	(394,307)	(124,464)
Maturities and sales of short-term investments	255,342	45,568
Purchases of property and equipment	(14,444)	(7,490)
Purchases of long-term investments and other assets	(4,305)	(3,516)
Proceeds from sale of equity securities	—	1,764

Net cash used for investing activities	(157,714)	(88,138)

Cash flows from financing activities:
Purchases of treasury stock	(55,607)	(45,207)
Proceeds from issuance of treasury stock	40,356	13,729
Payment of dividends	(2,986)	(2,887)

Net cash used for financing activities	(18,237)	(34,365)

Effect of foreign currency exchange rates on cash and cash equivalents	332	1,569

Net increase (decrease) in cash and cash equivalents	9,842	(41,587)
Cash and cash equivalents at beginning of period	189,917	183,684

Cash and cash equivalents at end of period	$199,759	$142,097

Supplemental disclosures:
Cash paid during the period for income taxes	$21,231	$8,766

Non-cash investing and financing activities:
Cash dividends declared but not paid	$2,983	$2,891

Unrealized gains on available-for-sale securities, net of taxes	$3,025	$1,066

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying condensed consolidated financial statements include those of Adobe and our subsidiaries, after elimination of all intercompany accounts and transactions. Adobe has prepared the accompanying interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended November 28, 2003. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets, condensed consolidated statements of income and cash flows for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. You should read these interim condensed consolidated financial statements in conjunction with the audited financial statements in our Annual Report on Form 10-K for the year ended November 28, 2003.

Revenue Recognition

        Our revenue is derived from the licensing of software and server-based products, professional services, and maintenance and support. We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable.

  Product revenue

        We recognize our product revenue upon shipment, provided collection is determined to be probable and no significant obligations remain on our part. Our desktop application products revenue from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. Accordingly we reduce revenue recognized for estimated future returns, price protection and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors.

        We provide free technical phone support to customers for our shrink-wrapped application products under warranty. We record the estimated cost of free technical phone support upon shipment of software.

        We record OEM licensing revenue, primarily royalties, when OEM partners ship products incorporating Adobe software, provided collection of such revenue is deemed probable.

        Our product-related deferred revenue includes customer advances under OEM license agreements and maintenance upgrade revenue. Our maintenance upgrade revenue for our desktop application products is included in our product revenue line item as the maintenance primarily entitle customers to receive product upgrades. In cases, where we provide a specified free upgrade to an existing product, we defer the fair value for the specified upgrade right, until the future obligation is fulfilled or when the right to the specified free upgrade expires.

  Services and support revenue

        Our services and support revenue is composed of professional services (such as consulting services and training) and maintenance and support, primarily related to the licensing of our Intelligent Documents server solution products. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products.

        Our professional services revenue is recognized using the percentage of completion method and is measured monthly based on input measures, such as on hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Our maintenance and support offerings, which entitles customers to receive product upgrades and enhancements or technical support, depending on the offering, is recognized ratably over the term of the arrangement.

  Multiple element arrangements

        We enter into revenue arrangements in which a customer may purchase a combination of software, upgrades, maintenance and support, and professional services (multiple-element arrangements). When vendor-specific objective evidence ("VSOE") of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. For maintenance and support, VSOE of fair value is established by renewal rates. For arrangements where VSOE exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.

        We perform ongoing credit evaluations of our customers' financial condition and in some cases we require various forms of security. We also maintain allowances for estimated credit losses.

Stock-Based Incentive Compensation

        We account for our fixed stock option plans and our employee stock purchase plan using the intrinsic value method under Accounting Principles Board Opinion No. 25. The following table sets forth the pro forma amounts of net income and net income per share, for the three months ended March 5, 2004 and February 28, 2003, that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

	2004	2003
Net income (loss):
As reported	$123,035	$54,225
Add: Stock-based compensation expense for employees included in reported net income, net of related tax effects	120	619
Less: Total stock-based compensation expense for employees determined under the fair value based method, net of related tax effects	(27,894)	(58,466)

Pro forma	$95,261	$(3,622)

Basic net income (loss) per share:
As reported	$0.52	$0.23
Pro forma	$0.40	$(0.02)
Diluted net income (loss) per share:
As reported	$0.50	$0.23
Pro forma	$0.39	$(0.02)

        For purposes of computing pro forma net income (loss), we estimate the fair value of each option grant and employee stock purchase plan purchase right on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our employee stock options and employee stock purchase plan shares have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock-based awards.

        The assumptions used to value the option grants and purchase rights, for the quarters ended March 5, 2004 and February 28, 2003, are as follows:

	2004	2003
Expected life of options (in years)	2.5	3
Expected life of purchase rights (in years)	1.24	1.24
Volatility	40%	69%
Risk free interest rate—options	2.18% - 2.44%	2.14 - 4.14%
Risk free interest rate—purchase rights	1.24% - 1.76%	1.96 - 3.03%
Dividend yield	0.125%	0.125%

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

Recent Accounting Pronouncements

        In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after December 15, 2003. We have considered the provisions of FIN 46R and believe it will not be necessary to include in our financial statements any assets, liabilities, or activities of the third-party entities holding our corporate headquarters leases. We have provided certain disclosures related to these leases in other areas of this Quarterly Report on Form 10-Q (see Note 7 of our Notes to Condensed Consolidated Financial Statements). Under the provisions of FIN 46R, we began consolidating our Adobe Ventures partnerships in the first quarter of fiscal 2004. This consolidation did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition", which supercedes Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." SAB 104 also incorporated certain sections of the SEC's "Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers" document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2. GOODWILL AND PURCHASED AND OTHER INTANGIBLES

        Below is a breakdown of our goodwill, net of amortization, reported by segment as of March 5, 2004:

	Digital Imaging and Video	Creative Professional	Intelligent Documents*	Total
Goodwill, net of amortization	$14,112	$4,650	$77,209	$95,971

*
Formerly named ePaper.

        In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we review our goodwill periodically for impairment.

        Identifiable intangible assets, subject to amortization, were as follows as of March 5, 2004:

	Cost	Accumulated Amortization	Net
Purchased technology	$28,549	$(20,894)	$7,655

Localization	12,157	(5,045)	7,112
Trademarks	300	(106)	194
Other intangibles	682	(482)	200

Total other intangible assets	13,139	(5,633)	7,506

Total purchased and other intangible assets	$41,688	$(26,527)	$15,161

        Identifiable intangible assets subject to amortization were as follows as of November 28, 2003:

	Cost	Accumulated Amortization	Net
Purchased technology	$28,509	$(18,875)	$9,634

Localization	$10,540	$(5,348)	$5,192
Trademarks	300	(97)	203
Other intangibles	716	(427)	289

Total other intangible assets	$11,556	$(5,872)	$5,684

Total purchased and other intangible assets	$40,065	$(24,747)	$15,318

        Amortization expense related to purchased and other intangible assets was $4.5 million and $3.6 million in the first quarter of fiscal 2004 and 2003, respectively. As of March 5, 2004, we expect amortization expense in future periods to be as shown below:

Fiscal year	Purchased Technology	Other Intangible Assets
Remainder of 2004	$3,894	$6,435
2005	3,214	927
2006	547	18
2007	—	18
2008	—	18
2009	—	18
Thereafter	—	72

Total expected amortization expense	$7,655	$7,506

NOTE 3. OTHER ASSETS

        Other assets consisted of the following as of March 5, 2004 and November 28, 2003:

	2004	2003
Investments	$28,971	$30,840
Security deposits and other	3,384	3,503
Land deposit	3,369	3,378

Total other assets	$35,724	$37,721

        We own limited partnership interests in Adobe Ventures which are consolidated in accordance with FIN 46R. The partnerships are controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. As of March 5, 2004 and November 28, 2003, the estimated fair value of our investments in Adobe Ventures were $31.5 million and $30.6 million, respectively.

        We recognize realized gains and losses upon the sale of investments using the specific identification method. During the first quarter of fiscal 2004 and 2003, we recorded investment losses of $1.0 million and $6.7 million, respectively, which comprise gains and losses from our short-term and long-term investments. Of these losses, $1.2 million and $3.6 million, respectively, related to our investments in Adobe Ventures and our cost method investments. During the first quarter of fiscal 2004, these losses were partially offset by gains on short-term investments of $0.2 million. During the first quarter of 2003, investment losses also included write-downs due to other-than-temporary declines in value, of $3.9 million, related to our short-term investments. The losses for the first quarter of fiscal 2003 were partially offset by gains of $0.8 million, from the sale of marketable equity securities.

NOTE 4. ACCRUED EXPENSES

        Accrued expenses consisted of the following as of March 5, 2004 and November 28, 2003:

	2004	2003
Accrued compensation and benefits	$74,721	$65,870
Sales and marketing allowances	14,533	14,169
Accrued restructuring	545	1,132
Other	85,709	78,838

Total accrued expenses	$175,508	$160,009

NOTE 5. RESTRUCTURING AND OTHER CHARGES

        In connection with our acquisition of Accelio in the second quarter of fiscal 2002, we recognized $14.5 million in liabilities associated with a worldwide reduction in force of Accelio employees, transaction costs, costs related to closing redundant facilities and terminating contracts and other exit costs associated with the acquisition. As of March 5, 2004, $0.5 million remained accrued and comprised transaction, facilities and other exit costs. Transaction costs primarily relate to the liquidation of Accelio's subsidiaries and are expected to be paid through fiscal 2004. Facility costs relate to leases we assumed upon acquisition of Accelio and terminate through September 2006. Other exit costs relate to specifically identified contingent liabilities which will be paid through fiscal 2004.

        A summary of restructuring activities, related to our acquisition of Accelio, is as follows:

	Balance at November 28, 2003	Cash Payments	Balance at March 5, 2004
Transaction costs	$255	$(35)	$220
Cost of closing redundant facilities	829	(546)	283
Other exit costs	48	(6)	42

Total	$1,132	$(587)	$545

NOTE 6. STOCKHOLDERS' EQUITY

Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program designed to minimize dilution from stock issuance primarily from employee stock plans, we have repurchased shares in the open market, sold put warrants and purchased call options.

        Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. In the first quarter of fiscal 2004, we repurchased approximately 1.4 million shares in the open market at an average price of $38.78 and employees surrendered 3,886 shares in lieu of cash payments for the option exercise price or withholding taxes due. During the first quarter of fiscal 2003 we repurchased approximately 1.6 million shares through the exercise of outstanding put warrants at an average price of $28.47 and employees surrendered 3,445 shares in lieu of cash payments for withholding taxes due. The cost of repurchases in the first quarter of fiscal 2004 and 2003 was $55.6 million and $45.2 million, respectively. As of March 5, 2004, 21.9 million shares remained authorized for repurchase, based on net stock issuances less repurchases under this plan.

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

        In December 2003, upon completion of construction, we began a five year lease agreement of a new office building for our corporate headquarters in San Jose, California. Under the agreement, we have the option to purchase the building at any time during the term for an amount equal to the lease balance which is approximately $103.0 million. The maximum recourse amount ("residual value guarantee"), under this obligation, is $90.8 million.

        In August 1999, we entered into a five-year lease agreement for our other two office buildings that currently serve as our corporate headquarters in San Jose, California. Under the agreement, we have the option to purchase the buildings at any time during the lease term for the lease balance, which is approximately $142.5 million. The maximum recourse amount ("residual value guarantee"), under this obligation, is $132.6 million. This agreement expires in August 2004 and we are in the process of evaluating alternative financing. We believe that several suitable financing options will be available to us.

        These two leases are both subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of March 5, 2004, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. The agreements qualify for operating lease accounting treatment under SFAS 13 and, as such, the buildings and the related obligations are not included on our balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and allows us to maintain our cash balances for other corporate purposes. At the end of the lease term, we can purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount.

Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

        The lease agreements for our three office buildings in San Jose, California provide for residual value guarantees. These lease agreements were in place prior to December 31, 2002 and are therefore not required to be recorded on our balance sheet but are disclosed above under "Lease Commitments".

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

        We accrue for costs associated with future obligations which include costs for undetected bugs that are discovered only after the product is installed and used by customers. The accrual remaining as of March 5, 2004 primarily relates to InDesign and Version Cue. The table below summarizes the activity related to the accrual for the quarter ended March 5, 2004:

Balance at November 28, 2003	Accruals	Payments	Balance at March 5, 2004
$ 3,185	$ —	$ (2,690)	$ 495

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

        The results of any litigation are inherently uncertain and Adobe cannot assure that it will be able to successfully defend itself against any of the actions described above. AMT and ITC seek an unspecified aggregate dollar amount of damages. A favorable outcome for AMT or ITC in these actions could have a material adverse effect on Adobe's financial position, cash flows or results of operations. We believe that all of AMT's and ITC's claims are without merit and we are vigorously defending against them in addition to pursuing our own claims as described above. We cannot estimate any possible loss at this time.

        On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc. and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled "Client-Server System Using Embedded Hypertext Tags for Application and Database Development." The Plaintiff's complaint asserts that "Defendants have infringed, and continue to infringe, one or more claims of the "712 patent by making, using, selling and/or offering for sale, inter alia, products supporting Microsoft Active Server Pages technology." The plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for "willful infringement," and fees and costs. We believe the action has no merit and are vigorously defending against it. We cannot estimate any possible loss at this time.

        On November 18, 2002, Plaintiffs Shell & Slate Software Corporation and Ben Weiss filed a civil action in the U.S. District Court in Los Angeles against Adobe alleging false designation of origin, trade secret misappropriation, breach of contract and other causes of action. The claim derives from the Plaintiffs' belief that the "healing brush" technique of Adobe Photoshop software incorporates the Plaintiffs' trade secrets. The Plaintiffs seek preliminary and permanent injunctive relief, compensatory, treble and punitive damages and fees and costs. We believe the action has no merit and are vigorously defending against it. On September 9, 2003, Adobe filed a counter-claim against Ben Weiss for breach of contract and misappropriation of trade secrets. Adobe seeks compensatory, statutory and punitive damages. We cannot estimate any possible loss at this time.

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

NOTE 8. FINANCIAL INSTRUMENTS

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

        We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the quarter ended March 5, 2004, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

Gain (Loss) on Hedges of Forecasted Transactions:

	Other Comprehensive Income (Loss)
Balance Sheet	March 5, 2004	November 28, 2003
Recognized but Unrealized—Open Transactions:
Unrealized net gain (loss) remaining in other comprehensive income (loss)	$1,795	$(867)

	Three Months Ended
	March 5, 2004		February 28, 2003
Income Statement	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Realized—Closed Transactions:
Realized net loss reclassified from other comprehensive income (loss) to revenue	$(1,355)	$—	$(1,702)	$—
Realized net loss from the cost of purchased options and gains or losses from any ineffective portion of hedges	—	(1,703)	—	(1,032)
Recognized but Unrealized—Open Transactions:
Unrealized net loss from time value degradation and any ineffective portion of hedges	—	(307)	—	(869)

	$(1,355)	$(2,010)	$(1,702)	$(1,901)

Interest Rate Hedging—Hedging of Interest Rate Sensitive Obligations

        We entered into interest rate swap agreements to manage our exposure to operating lease obligations that are tied to short-term interest rates. The swaps allow us to exchange variable interest rate payments for fixed interest rate payments, thereby securing a fixed payment amount for a portion of the total obligation. As of March 5, 2004, we had entered into interest rate swaps to hedge the floating cash flow payments associated with $121.8 million of our outstanding lease obligations. The swaps mature at various dates in the third quarter of 2004, consistent with the expiration of the underlying facility lease. Under the swap agreements, we will receive a variable rate based on one month LIBOR and pay fixed rates ranging from 3.13% to 5.14%. The impact of these swaps will cap a portion of our rent expense at these levels.

        These swaps are designated as cash flow hedges under SFAS No. 133 because they hedge against changes in the amount of future cash flows. As of March 5, 2004, a $1.8 million unrealized loss was recorded in accumulated other comprehensive income (loss) as a result of the decrease in fair market value of these interest rate hedges. There was no realized gain or loss due to ineffectiveness of the hedges.

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At March 5, 2004, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

        Net gains recognized in other income (loss) relating to balance sheet hedging for the three months ended March 5, 2004 and February 28, 2003 were as follows:

	2004	2003
Gain (loss) on foreign currency assets and liabilities:
Realized net gain recognized in other income (loss)	$5,581	$5,171
Unrealized net gain (loss) recognized in other income (loss)	(2,359)	466

	3,222	5,637

Gain (loss) on hedges of foreign currency assets and liabilities:
Realized net loss recognized in other income (loss)	(11,695)	(3,863)
Unrealized net gain (loss) recognized in other income (loss)	8,699	(286)

	(2,996)	(4,149)

Net gain recognized in other income (loss)	$226	$1,488

NOTE 9. COMPREHENSIVE INCOME

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

        The following table sets forth the components of comprehensive income, net of income tax expense, for the three months ended March 5, 2004 and February 28, 2003:

	2004	2003
Net income as reported	$123,035	$54,225
Other comprehensive income (loss), net of tax:
Change in unrealized gain on available-for-sale securities, net of taxes	3,025	1,067
Currency translation adjustments	332	1,569
Net gain (loss) in derivative instruments, net of taxes	3,224	(2,343)

Other comprehensive income	6,581	293

Total comprehensive income, net of taxes	$129,616	$54,518

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

        The following table sets forth the computation of basic and diluted net income per share for the three months ended March 5, 2004 and February 28, 2003:

	2004	2003
Net income	$123,035	$54,225

Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	238,384	231,084
Dilutive common equivalent shares:
Unvested restricted stock	17	72
Stock options	7,686	4,138

Shares used to compute diluted net income per share	246,087	$235,294

Basic net income per share	$0.52	$0.23

Diluted net income per share	$0.50	$0.23

        For the quarters ended March 5, 2004 and February 28, 2003, options to purchase approximately 12.8 million and 40.9 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $38.55 and $26.78, respectively, were not included in the calculation because the effect would have been antidilutive.

NOTE 11. INDUSTRY SEGMENTS

        We have four reportable segments that offer different product lines: Digital Imaging and Video, Creative Professional, Intelligent Documents and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing, enhancing and sharing digital images and photographs, digital video, audio and animations. The Creative Professional segment provides software for professional page layout, professional Web page layout, graphic and illustration creation, technical document publishing and business publishing. The Intelligent Documents segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, this segment provides server-based solutions for enterprises and government agencies in the areas of document generation, document process management, document collaboration, and document control and security. The OEM PostScript and Other segment includes printing technology used to create and print simple or visually rich documents with precision.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. With the exception of goodwill, we do not identify or allocate our assets by operating segments. See Note 2 for the allocation of goodwill to our reportable segments.

	Digital Imaging and Video	Creative Professional	Intelligent Documents	OEM PostScript and Other	Total
Quarter ended March 5, 2004
Revenue	$113,517	$158,110	$130,291	$21,363	$423,281
Cost of revenue	9,276	5,451	8,334	1,121	24,182

Gross profit	$104,241	$152,659	$121,957	$20,242	$399,099

Gross profit as a percentage of revenues	92%	97%	94%	95%	94%
Quarter ended February 28, 2003
Revenue	$96,182	$85,863	$90,884	$23,966	$296,895
Cost of revenue	8,538	6,260	6,112	1,452	22,362

Gross profit	$87,644	$79,603	$84,772	$22,514	$274,533

Gross profit as a percentage of revenues	91%	93%	93%	94%	92%

        A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the quarters ended March 5, 2004 and February 28, 2003 is as follows:

	2004	2003
Total gross profit from operating segments above	$399,099	$274,533
Total operating expenses(*)	235,837	194,025

Total operating income	163,262	80,508
Non-operating income (loss)	3,001	(3,043)

Income before income taxes	$166,263	$77,465

(*)
Total operating expenses comprise research and development, sales and marketing and general and administrative.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion (presented in millions, except share and per share amounts, and is unaudited) should be read in conjunction with the condensed consolidated financial statements and notes thereto.

        In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans and investing activities, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Performance." You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for fiscal 2003 and the other Quarterly Reports on Form 10-Q to be filed by us in fiscal 2004. When used in this report, the words "expects," "could," "would," "may," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions, as well as statements regarding Adobe's focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

BUSINESS OVERVIEW

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

CRITICAL ACCOUNTING ESTIMATES

        In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, income taxes and valuation of marketable and non marketable equity securities have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on the critical accounting policies, see Note 1 of our Notes to Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Overview of the Quarter Ended March 5, 2004

        During the first quarter of fiscal 2004, we continued to focus on delivering comprehensive technology platforms for enterprises and creative professionals to drive revenue and earnings growth. Our new Acrobat desktop products, released during fiscal 2003, continued to perform well and indicate we are making progress against our Intelligent Documents segment strategy to increase the adoption of Acrobat across several identified markets. Our Intelligent Documents initiatives to deliver a comprehensive server-based platform to help governments and enterprises improve their business processes also have achieved both strong sequential and year-over-year growth. Additionally, our strategy of providing creative professionals a complete design platform is resonating with our customers. The success we achieved in fiscal 2003 in our Creative Professional business segment continued in the first quarter of fiscal 2004 due to strong licensing of our new Adobe Creative Suite and CS products.

        We continue to focus on delivering innovative products and solutions for our customers. Our success could be limited by several factors, including the timely release of new products, continued market acceptance of our products, the introduction of new products by existing or new competitors and unfavorable exchange rate fluctuations. For a further discussion of these and other risk factors, see the section titled "Factors That May Affect Future Performance."

Revenue

        The first quarter of fiscal 2004 was 14 weeks in length as compared to 13 weeks in the first quarter of fiscal 2003 due to our 52/53 week fiscal year.

	First Quarter
			Percent Change
	2004	2003
Product	$415.8	$290.8	43%
Percentage of total revenues	98%	98%
Services and support	7.5	6.1	23%
Percentage of total revenues	2%	2%

Total revenues	$423.3	$296.9	43%

        We have four reportable segments that offer different product lines: Digital Imaging and Video, Creative Professional, Intelligent Documents, and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing, enhancing and sharing digital images and photographs, digital video, audio and animations. The Creative Professional segment provides software for professional page layout, professional Web page layout, graphic and illustration creation, technical document publishing and business publishing. The Intelligent Documents segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, this segment provides server-based solutions for enterprises and government agencies in the areas of document generation, document process management, document collaboration, and document control and security. The OEM PostScript and Other segment includes printing technology used to create and print simple or visually rich documents with precision.

        Our services and support revenue is composed of professional services (such as consulting services and training) and maintenance and support, primarily related to the licensing of our Intelligent Documents server solution products. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products. Our professional services revenue is recognized using the percentage of completion method and is measured monthly based on input measures, such as on hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Our maintenance and support offerings, which entitle customers to receive product upgrades and enhancements or technical support, depending on the offering, is recognized ratably over the term of the arrangement.

  Segment revenues

	First Quarter
			Percent Change
	2004	2003
Digital Imaging and Video	$113.5	$96.2	18%
Percentage of total revenues	27%	32%
Creative Professional	158.1	85.8	84%
Percentage of total revenues	37%	29%
Intelligent Documents*	130.3	90.9	43%
Percentage of total revenues	31%	31%
OEM PostScript and Other	21.4	24.0	(11)%
Percentage of total revenues	5%	8%

Total revenues	$423.3	$296.9	43%

*
The Intelligent Documents segment includes services and support revenue.

        Revenue from our Digital Imaging and Video segment increased during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 primarily due to an increase in revenues from our digital imaging software products. Overall, revenue from our digital imaging software products increased 18% which was mainly attributable to the release of Photoshop CS as well as a strong holiday season demand for the Photoshop Elements and Photoshop Album retail bundle. Revenue from our digital video software products increased by 20%, due primarily to success with software products newly released in the second half of fiscal 2003.

        Revenue from our Creative Professional segment increased during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 primarily due to the increase in revenues from our Creative Suite and illustration software products which were initially released in the fourth quarter of fiscal 2003. This increase was partially offset by decreases in revenues from our layout software products in the Creative Professional segment due to the planned migration of customers to Adobe Creative Suite.

        Revenue from our Intelligent Documents segment increased during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 primarily due to the 44% increase in revenues from our Acrobat desktop products. The increase in revenues from our Acrobat desktop products is due to continued adoption of Acrobat desktop products. Additionally, revenue from our Intelligent Documents server-based products increased 38% due to increased licensing in both the government and enterprise markets and increased server support revenue.

        Revenue from our OEM PostScript and Other segment decreased during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 primarily due to a decline in pricing resulting from competition from clone PostScript technologies.

  Geographical revenues

	First Quarter
			Percent Change
	2004	2003
Americas	$183.5	$146.5	25%
Percentage of total revenues	43%	49%
EMEA	144.1	89.3	61%
Percentage of total revenues	34%	30%
Asia	95.7	61.1	57%
Percentage of total revenues	23%	21%

Total revenues	$423.3	$296.9	43%

        Revenue in the Americas, EMEA and Asia increased during the first quarter of fiscal 2004 from the same period last year due to the strength of our Creative Professional and Intelligent Documents products. Additionally, revenues in EMEA and Asia increased approximately $29 million due to the strength of the euro and the yen.

        Total application platform mix (excluding platform independent and UNIX revenues) for the first quarter of fiscal 2004 was split 71% on Windows and 29% on Macintosh as compared to 74% and 26%, respectively, for the first quarter of fiscal 2003. Macintosh application revenue increased in recent quarters due to the successful launch of our Creative Professional applications, including Adobe Creative Suite and new CS versions of Illustrator, InDesign and Photoshop, which have large Macintosh customer bases. However, we expect the growth trend towards the Windows platform to continue over the long term due to our targeting of business users with our Intelligent Documents desktop products, where the significant majority of users run the Windows operating system.

        In Adobe's experience, the actual amount of product backlog at any particular time is not a meaningful indicator of our future business prospects. Prior to major product releases, we tend to have significant levels of backlog, but at other times backlog is minimal and we normally ship products within a few days of receiving an order, subject to credit verification and the targeted global channel inventory position under our global channel inventory policy. Backlog is also subject to variability beyond the targeted global channel inventory position under our global channel inventory policy at the end of a reporting period, in amounts usually less than 5% of reported revenue. At the end of the first quarter, our backlog beyond the targeted channel inventory position was higher than usual.

        Our channel inventory position was below company policy at the end of the first quarter of fiscal 2004. Despite stronger than typical backlog of channel orders at the end of the first quarter of fiscal 2004, we elected to take what we believe to be a more conservative approach regarding channel inventory levels. We made this decision due to the lack of history associated with the sell-through of the new Adobe Creative Suite products, combined with typical softer seasonal demand in the Spring.

Cost of Revenue

	First Quarter
			Percent Change
	2004	2003
Product	$20.4	$19.4	6%
Percentage of total revenues	5%	7%
Services and support	3.7	3.0	25%
Percentage of total revenues	1%	1%

Total cost of revenue	$24.1	$22.4	8%

        Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies and the costs associated with the manufacturing of our products.

        Cost of product revenue increased in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 due to increased excess and obsolete inventory expenses as a result of major product launches at the end of fiscal 2003. Cost of product revenue also increased due to the following factors: an additional week of expenses in the first quarter of fiscal 2004, increased royalty fees and localization costs related to our product launches in the latter part of fiscal 2003 and the first quarter of fiscal 2004 and higher amortization of purchased technology related to our asset acquisition from Syntrillium. These increases were partially offset by lower material costs due to product mix and our successful cost reduction efforts.

        Cost of services and support revenue is composed primarily of employee-related costs and the related costs incurred to provide consulting services, training and product support.

        Cost of services and support revenue increased in the first quarter of fiscal 2004 as compared to the same period in the prior fiscal year due primarily to several severance compensation and related benefits associated with a reduction in professional services headcount and increased compensation and related benefits due to an extra week of expenses in the first quarter of fiscal 2004.

Operating Expenses

	First Quarter
			Percent Change
	2004	2003
Research and development	$75.1	$66.0	14%
Percentage of total revenues	18%	22%

        Research and development expenses consist of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

        Research and development expenses increased 13% in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 due to higher compensation and related benefits primarily because of an additional week of expenses in the first quarter of fiscal 2004 as well as increases in headcount and incentive compensation. The remaining 1% increase in research and development expenses was due to various individually insignificant items.

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

	First Quarter
			Percent Change
	2004	2003
Sales and marketing	$127.4	$98.0	30%
Percentage of total revenues	30%	33%

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

        Sales and marketing expenses increased 15% in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 due to higher compensation and related benefits primarily because of an additional week of expenses in the first quarter of fiscal 2004 as well as increases in headcount and incentive compensation. Sales and marketing expenses also increased 13% due to higher marketing and advertising expenses related to various product launches and marketing campaigns during the first quarter of fiscal year 2004. The remaining 2% increase in sales and marketing expenses was due to various individually insignificant items.

	First Quarter
			Percent Change
	2004	2003
General and administrative	$33.4	$30.0	11%
Percentage of total revenues	8%	10%

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

        General and administrative expenses increased 20% in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 due to higher compensation and related benefits primarily because of an additional week of expenses in the first quarter of fiscal 2004 as well as increases in headcount and incentive compensation. This increase was partially offset by a 9% decrease in general and administrative expenses due to a decrease in the provision for bad debts resulting from the settlement of an account.

Non-operating Income

	First Quarter
			Percent Change
	2004	2003
Investment loss	$(1.0)	$(6.7)	(85)%
Percentage of total revenues	—%	(2)%
Interest and other income	4.0	3.6	11%
Percentage of total revenues	1%	1%

Total non-operating income	$3.0	$(3.1)	* %

*
Percentage is not meaningful

  Investment Loss

        Investment loss consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and gains and losses of Adobe Ventures.

        During the first quarter of fiscal 2004, investment losses primarily comprised losses related to our Adobe Ventures and our cost method investments totaling $1.2 million. These losses were partially offset by gains on our short-term investments of $0.2 million.

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

        Interest and other income increased during the first quarter of fiscal 2004 as compared to fiscal 2003 due to increased interest income as a result of higher levels of cash during the first quarter of fiscal 2004 and an extra week in the quarter.

Provision for Income Taxes

	First Quarter
			Percent Change
	2004	2003
Provision for income taxes	$43.2	$23.2	86%
Percentage of total revenues	10%	8%
Effective tax rate	26%	30%

        Our effective tax rate decreased in the first quarter of fiscal 2004 as compared to the same period last year due to higher international profits which are taxed at a lower effective tax rate.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

        As aforementioned, our actual results could differ materially from our forward looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. These and many other factors described in this report could adversely affect our operations, performance and financial condition.

Adverse changes in general economic or political conditions in any of the major countries in which we do business

        If the economy worsens in any geographic areas where we do business, it would likely cause our future results to vary materially from our targets. A slower economy may also adversely affect our ability to grow. Political instability in any of the major countries in which we do business may also adversely affect our business.

Delays in development or shipment of our new products or major new versions of existing products

        Any delays or failures in developing and marketing our products, including upgrades of current products, may have a harmful impact on our results of operations. Our inability to extend our core technologies into new applications and new platforms and to anticipate or respond to technological changes could affect our ability to develop new products. A portion of our future revenue will come from new applications. Delays in product or upgrade introductions could cause a decline in our revenue, earnings or stock price. We cannot determine the ultimate effect these delays or the introduction of new products or upgrades will have on our revenue or results of operations.

Introduction of new products by existing and new competitors, particularly Microsoft

        The end markets for our software products are intensely and increasingly competitive, and are significantly affected by product introductions and market activities of industry competitors. In the markets served by our Intelligent Documents business, Microsoft has recently launched a new electronic form tool called InfoPath as part of the new version of their professional Office product. We believe that Microsoft's new InfoPath product competes with certain aspects of our Intelligent Documents product line. Given Microsoft's market dominance, InfoPath, or any new competitive Microsoft product or technology that is bundled as part of their Office product or operating system, could harm our overall Intelligent Documents market opportunity. In addition, Microsoft is working on the next generation of its Windows operating system, codenamed Longhorn. It is anticipated that Microsoft will add new electronic document capabilities to Longhorn, potentially providing additional competition to our Intelligent Document products and solutions. Furthermore, Microsoft has increased its presence in the low-end and mid-range consumer digital imaging markets. If competing Microsoft products achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations.

Difficulties in transitions to new business models or markets

        We are devoting significant resources to the development of technologies and service offerings to address demands in the marketplace for document generation, document process management, document collaboration, and document control and security. As a result, we are transitioning to new business models and seeking to broaden our customer base in the enterprise and government markets, requiring a considerable investment of technical, financial and sales resources. Many of our competitors may have advantages over us due to their larger presence, deeper experience in the enterprise and government markets, and greater sales and marketing resources. It is our intent to form strategic alliances with leading enterprise and government solutions and service providers to provide additional resources to further enable penetration of the enterprise and government markets. If we are unable to successfully enter into strategic alliances, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted.

        We recently launched our Adobe Creative Suite products. Our limited operating history with these products makes it difficult to predict the revenue effect of the Adobe Creative Suite product cycle and the individual products integrated within the Adobe Creative Suite.

Changes in demand for application software, computers and printers

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

Intellectual property disputes and litigation

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

Changes to our distribution channel

        We distribute our application products primarily through distributors, resellers, retailers and increasingly systems integrators, ISVs and VARs (collectively referred to as "distributors"). A significant amount of our revenue for application products is from two distributors. In addition, our channel program now focuses our efforts on larger distributors, which has resulted in our dependence on a relatively small number of distributors licensing a large amount of our products. Our distributors sell our competitors' products; if our distributors favor our competitors' products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. In addition, the financial health of these distributors and our continuing relationships with them are becoming more important to our success. Some of these distributors may be unable to withstand adverse changes in business conditions. Our business could be seriously harmed if the financial condition of some of these distributors substantially weakens.

Malicious code such as worms and viruses could impact our computer network and applications

        Malicious code, such as worms and viruses, are released into the public Internet using recently discovered vulnerabilities in popular software programs. The documents created by our applications, even those with security features, are also vulnerable to malicious acts such as hacking. Although we have a response team that is notified of high-risk malicious events from multiple sources and we take certain preventative measures, these procedures may not be sufficient to avoid harm to our business.

Interruptions or terminations in our relationships with our turnkey assemblers

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

Our future operating results are difficult to predict and are likely to fluctuate substantially from quarter to quarter

        As a result of a variety of factors discussed herein, our quarterly revenues and operating results for a particular period are extremely difficult to predict. Our revenues may grow at a slower rate than experienced in previous periods and, in particular periods, may decline. Additionally, we periodically provide operating model targets for revenue, gross margin, operating expenses, operating margin, other income, tax rate, share count and earnings per share. These targets reflect a number of assumptions, including assumptions about product pricing and demand, economic and seasonal trends, manufacturing costs and volumes and the mix of application products and licensing revenue, full and upgrade products, distribution channels and geographic markets. If one or more of these assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.

Fluctuations in foreign currency exchange rates

        Our operating results are subject to fluctuations in foreign currency exchange rates. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We have established a hedging program to hedge our exposure to foreign currency exchange rate fluctuations, primarily the Japanese yen and the euro. We regularly review our hedging program and will make adjustments based on our judgment. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

Changes in accounting rules

        We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission (the "SEC") and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

  •
  software revenue recognition

  •
  accounting for stock-based compensation

  •
  accounting for goodwill and other intangible assets

  •
  accounting for guarantees and indemnities

  •
  accounting for variable interest entities

        In particular, FASB guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. It is possible that in the future, we may incur less frequent, but larger, impairment charges related to goodwill we have already recorded, as well as goodwill arising out of potential future acquisitions. Changes to these rules or the questioning of current practices may have a significant adverse effect on our reported financial results or in the way in which we conduct our business.

Unanticipated changes in tax rates

        Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities.

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

Our inability to attract and retain key personnel

        We plan to recruit key talent for our future growth, especially to support our enterprise business. Competition for such high-quality personnel, especially highly skilled engineers, is intense. Our ability to effectively manage this growth will require us to continue to improve our operational and financial controls and information management systems; otherwise, our business could be seriously harmed. We rely on equity compensation in order to recruit and retain highly skilled employees in a competitive environment. If we are unable to provide adequate equity compensation incentives to effectively recruit and retain talented employees, our business may be harmed.

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

EMPLOYEE AND DIRECTOR STOCK OPTIONS

Option Program Description

        Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option programs critical to our operation and productivity; essentially all of our employees participate. Currently, we grant options from the 1) 2003 Equity Incentive Plan ("2003 Plan"), under which options could be granted to all employees, including executive officers, and outside consultants and 2) the 1996 Outside Directors Stock Option Plan, as amended, under which options are granted automatically under a pre-determined formula to non-employee directors. In addition, our stock option program includes the Adobe 1984 Stock Option Plan, as amended, and the Aldus 1984 Restated Stock Option Plan from which we currently do not grant options. The plans listed above are collectively referred to in the following discussion as "the Plans." Option vesting periods are generally three years for all of the Plans.

        All stock option grants to current executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors. All members of the Executive Compensation Committee are independent directors, as defined in the current and proposed rules applicable to issuers traded on the Nasdaq Stock Market. See the "Report of the Executive Compensation Committee" appearing in the Company's 2004 Proxy Statement for further information concerning the policies and procedures, of the Company and the Executive Compensation Committee, regarding the use of stock options.

Distribution and Dilutive Effect of Options

        The table below provides information about stock options granted to our Chief Executive Officer and our four other most highly compensated executive officers, as identified in our 2004 Proxy Statement. This group is referred to as the Named Executive Officers. Please refer to the section headed "Stock Option Exercises and Option Holdings" below for the Named Executive Officers.

        Options granted to employees, directors and Named Executive Officers for the first quarter of fiscal 2004 and for fiscal year 2003 are summarized as follows:

	2004	2003
Net grants(1) during the period as % of outstanding shares	2%	(3)%
Net grants to Named Executive Officers during the period as % of total options granted	0%	0%
Net grants to Named Executive Officers during the period as % of outstanding shares	0%	0%
Cumulative options held by Named Executive Officers as % of total options outstanding	15%	16%

(1)
"Net grants" equals the sum of the number of shares subject to options granted to all employees, directors and Named Executive Officers during the specified period reduced by the number of shares subject to options which were canceled or otherwise terminated during such period. Net grants during fiscal 2003 reflects the cancellation of options under our stock option exchange program. Net grants as a percentage of outstanding shares are based on 238.6 million shares and 238.3 million shares of our common stock outstanding as of March 5, 2004 and November 28, 2003, respectively.

General Option Information

        The following table sets forth the summary of option activity under our stock option program:

	Three Months Ended March 5, 2004			Year Ended November 28, 2003
	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Beginning of period	12,953,370	42,469,653	$32.80	5,566,971	57,847,050	$35.64
Granted	(4,068,462)	4,068,462	39.16	(1,994,130)	1,994,130	33.12
Exercised	—	(1,119,721)	23.69	—	(7,978,054)	23.81
Canceled	365,613	(365,613)	40.59	9,388,535	(9,393,473)	58.00
Expired	(120)	—		(8,006)	—	—

End of period	9,250,401	45,052,781	$33.54	12,953,370	42,469,653	$32.80

        The following table sets forth a comparison as of March 5, 2004, of the number of shares subject to outstanding options with exercise prices at or below the closing price of our common stock on March 5, 2004 ("In-the-Money" options) to the number of shares subject to outstanding options with exercise prices greater than the closing price of our common stock on such date ("Out-of-the-Money" options):

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money*	21,362,586	9,926,628	31,289,214	69%
Out-of-the-Money	8,108,882	5,654,685	13,763,567	31%

Total Options Outstanding	29,471,468	15,581,313	45,052,781	100%

*
The closing price of our common stock was $36.46 on March 5, 2004, as reported by the Nasdaq National Market.

Named Executive Officer Option Grants

        We did not grant any stock options to our Named Executive Officers in the first quarter of fiscal 2004.

Stock Option Exercises and Option Holdings

        The following table shows stock options exercised by the Named Executive Officers in the first quarter of fiscal 2004, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of March 5, 2004, is shown. Also reported are the values for "In-the-Money" options. The dollar amounts shown in the "In-the-Money" column represent the positive spread between the exercise price of any such existing stock options and closing price as of March 5, 2004 of our common stock. (in actual shares and dollars)

			Number of Securities Underlying Unexercised Options at March 5, 2004
					Value of Unexercised In-the-Money Options at March 5, 2004(2)
	Number of Shares Acquired Upon Exercise
Name		Value Realized Upon Exercise(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce R. Chizen	—	$—	2,058,447	751,044	$5,650,705	$7,422,929
Shantanu Narayen	—	—	1,069,465	427,085	3,431,909	4,226,579
Murray J. Demo	—	—	855,581	402,086	2,145,139	3,988,839
Jim Stephens	50,000	677,391	532,916	264,586	985,372	2,615,214
James Heeger	—	—	218,750	331,250	936,563	2,060,438

(1)
The "value realized" represents the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. See related Section 16 filings for detailed information on dispositions of shares.

(2)
Option values are based on $36.46, the closing price of our common stock on March 5, 2004, as reported by the Nasdaq National Market.

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans as of March 5, 2004:

	Equity Compensation Plan Information
Plan Category(1)	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	45,047,805	$33.54	25,593,390(2)

(1)
The information presented in this table excludes options assumed by Adobe in connection with acquisitions of other companies. As of March 5, 2004, 4,976 shares of our common stock were issuable upon the exercise of these assumed options, at a weighted average exercise price of $6.82 per share.

(2)
Includes 13.6 million shares that are reserved for issuance under the 1997 Employee Stock Purchase Plan.

LIQUIDITY AND CAPITAL RESOURCES

	March 5, 2004	November 28, 2003	Percent Change
Cash, cash equivalents and short-term investments	$1,249.3	$1,096.5	14%
Working capital	$1,022.3	$892.5	15%
Stockholders' equity	$1,217.5	$1,100.8	11%

        Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is detailed below.

        Net cash provided by operating activities for the first quarter of fiscal 2004 of $185.5 million increased from cash provided in the first quarter of fiscal 2003 of $79.3 million. Net cash was provided by net income, net of non-cash related expenses of $40.8 million. Working capital sources of cash were a decrease in accounts receivable and an increase in accrued expenses. Our days sales outstanding in receivables ("DSO") decreased from 41 days to 28 days. Our accounts receivable and DSO decreased due to shipments occurring earlier in the quarter and increased levels of cash collections. Accrued expenses increased primarily due to compensation costs and sales and marketing programs. Working capital uses of cash included a decrease in income taxes payable due to tax payments made for fiscal 2003 tax liabilities.

        Net cash used for investing activities for the first quarter of fiscal 2004 of $157.7 million increased from cash used in the first quarter of fiscal 2003 of $88.1 million primarily due to purchases of short-term investments, net of maturities and sales. The increase in investing activities was due to an increase in operational cash flows. We expect to continue to invest in short-term investments and purchase additional property and equipment to support our growth.

        Net cash used for financing activities for the first quarter of fiscal 2004 of $18.2 million decreased from cash used in the first quarter of fiscal 2003 of $34.4 million. During the first quarter of fiscal 2004, we repurchased 1.4 million shares as compared to 1.6 million shares in the same quarter last year. Cash used for stock repurchased in the first quarter of fiscal 2004 increased from the same period in fiscal 2003 due to a higher average cost per share. The cost of the repurchases was partially offset by proceeds received from employees exercising their stock options. The increase in proceeds received is due to a higher number of options being exercised as well as higher option exercise prices.

        We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for the first quarter of fiscal 2004. Under the terms of our lease agreements for our San Jose headquarters, we are not prohibited from paying cash dividends unless an event of default occurs. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

        We expect to continue our investing activities, including investments in short-term and long-term investments and purchases of computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to repurchase stock under our stock repurchase programs and strategically acquire companies, products or technologies that are complementary to our business.

        Adobe uses highly regarded investment management firms to manage most of our invested cash. External investment firms actively managed 91% of Adobe's invested balances during the first quarter of 2004. The fixed income portfolio is primarily invested in municipal bonds within the U.S. and in highly rated corporate and sovereign obligations outside of the U.S. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes. All investments are made according to guidelines and within compliance of policies approved by the Board of Directors.

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

        Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. Refer to Part II, Item 2e for share repurchases during the quarter ended March 5, 2004.

        On March 29, 2004, we entered into a stock purchase agreement with a large financial institution. Under this agreement, we have provided the financial institution with an up-front payment of $50 million and the financial institution has agreed to deliver to us at certain intervals during the contract term a number of our shares based on the volume weighted average price during such intervals less a specified discount. The contract expires on or before June 29, 2004.

Stock Repurchase Program II—Additional Authorization above Dilution Coverage

        On September 25, 2002, our Board of Directors authorized a program to purchase up to an additional 5.0 million shares of our common stock over a three-year period, subject to certain business and cash flow requirements. We have not made any purchases under this 5.0 million share repurchase program. The authorization for this program will expire in September 2005.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        Our principal commitments as of March 5, 2004 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 7 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

  Lease Commitments

        The two lease agreements discussed in Note 7 of our Notes to Condensed Consolidated Financial Statements are subject to standard financial covenants. The agreements limit the amount of indebtedness we can incur. A leverage covenant requires us to keep our debt to EBITDA ratio less than 2.5:1.0. As of March 5, 2004 our debt to EBITDA ratio was 0.48, well within the limit. We also have a liquidity covenant which requires us to maintain a quick ratio equal to or greater than 1.0. As of March 5, 2004, our quick ratio was 2.4, well above the minimum. We expect to remain within compliance in the next 12 months. We are comfortable with these limitations and believe they will not impact our cash or credit in the coming year or restrict our ability to execute our business plan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In comparison with what we disclosed in our Annual Report on Form 10-K for fiscal 2003, we believe that there have been no significant changes in our market risk exposures for the quarter ended March 5, 2004.

ITEM 4. CONTROLS AND PROCEDURES

        Based on their evaluation as of March 5, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and Form 10-Q.

        There were no changes in our internal controls over financial reporting during the quarter ended March 5, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

        The results of any litigation are inherently uncertain and Adobe cannot assure that it will be able to successfully defend itself against any of the actions described above. AMT and ITC seek an unspecified aggregate dollar amount of damages. A favorable outcome for AMT or ITC in these actions could have a material adverse effect on Adobe's financial position, cash flows or results of operations. We believe that all of AMT's and ITC's claims are without merit and we are vigorously defending against them in addition to pursuing our own claims as described above.

        On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc. and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled "Client-Server System Using Embedded Hypertext Tags for Application and Database Development." The Plaintiff's complaint asserts that "Defendants have infringed, and continue to infringe, one or more claims of the "712 patent by making, using, selling and/or offering for sale, inter alia, products supporting Microsoft Active Server Pages technology." The plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for "willful infringement," and fees and costs. We believe the action has no merit and are vigorously defending against it.

        On November 18, 2002, Plaintiffs Shell & Slate Software Corporation and Ben Weiss filed a civil action in the U.S. District Court in Los Angeles against Adobe alleging false designation of origin, trade secret misappropriation, breach of contract and other causes of action. The claim derives from the Plaintiffs' belief that the "healing brush" technique of Adobe Photoshop software incorporates the Plaintiffs' trade secrets. The Plaintiffs seek preliminary and permanent injunctive relief, compensatory, treble and punitive damages and fees and costs. We believe the action has no merit and are vigorously defending against it. On September 9, 2003, Adobe filed a counter-claim against Ben Weiss for breach of contract and misappropriation of trade secrets. Adobe seeks compensatory, statutory and punitive damages.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(e)  Below is a summary of stock repurchases for the quarter ended March 5, 2004 (in thousands, except average price per share). See Note 6 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plans.

Plan/Period	Shares Repurchased(1)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be issued			23,526,113
November 29, 2003 - January 2, 2004
From employees(2)	1,102	$40.38
Open market	489,500	39.20
January 3, 2004 - January 30, 2004
From employees(2)	1,328	37.94
Open market	577,000	38.26
January 31, 2004 - March 5, 2004
From employees(2)	1,456	37.95
Open market	365,000	39.06
Adjustments to repurchase authority for net dilution			(148,883	)(3)

Total shares repurchased	1,435,386		(1,435,386)

Ending shares available to be issued			21,941,844	(4)

(1)
All shares were purchased as part of publicly announced plans.

(2)
The repurchases from employees represent shares canceled when surrendered in lieu of cash payments for the option exercise price or withholding taxes due.

(3)
Adjustment of authority to reflect underwater options which are no longer dilutive.

(4)
The remaining authorization for the ongoing stock repurchase plan is determined by combining all stock issuances, net of any canceled, surrendered or exchanged shares less all stock repurchases under the ongoing plan, beginning in the first quarter of fiscal 1998.

ITEM 5. OTHER INFORMATION

        Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved in the first quarter of 2004 by our Audit Committee to be performed by KPMG LLP, our external auditor. Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee. During the first quarter of 2004, the Audit Committee pre-approved the following non-audit services anticipated to be performed by KPMG LLP: 1) fiscal 2003 statutory audits and 2) fiscal 2003 tax return services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Index to Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.2	Amended and Restated Bylaws as currently in effect	10-K	02/26/03	3.2
3.4	Agreement and Plan of Merger effective 5/30/97 (by virtue of a reincorporation), by and between Adobe Systems Incorporated, a California corporation and Adobe Systems (Delaware) Incorporated, a Delaware corporation	10-Q	05/30/97	2.1
3.6	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
4.2	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
10.1.6	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.21.3	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.23	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.24	1994 Stock Option Plan*	10-Q	5/27/94	10.1.7
10.25	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.26	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.28	1996 Outside Directors Stock Option Plan*	10-Q	05/31/96	10.36
10.29	1996 Outside Directors' Stock Option Plan, as amended*	S-8	6/16/00	4.7
10.30	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.31	1996 Outside Directors Stock Option Plan, as amended*	10-Q	7/16/01	10.75
10.32	1996 Outside Directors' Stock Option Plan, as amended*	S-8	6/14/02	4.6
10.33	1996 Outside Directors' Stock Option Plan, as amended*	10-K	2/5/04	10.33
10.34	1999 Nonstatutory Stock Option Plan*	S-8	9/15/99	4.6
10.35	1999 Nonstatutory Stock Option Plan, as amended*	S-8	12/22/00	4.6
10.36	1999 Nonstatutory Stock Option Plan, as amended*	S-8	3/15/01	4.7
10.37	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.38	1999 Equity Incentive Plan, as amended*	10-K	02/26/03	10.37
10.39	2003 Equity Incentive Plan	DEF 14A	3/17/03	10.1
10.41	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1

10.42	Amended and Restated Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	8/28/98	10.42
10.43	Amendment to Limited Partnership Agreement of Adobe Incentive Partners, L.P.*	10-Q	6/4/99	10.52
10.44	Adobe Incentive Partners, L.P. Consent to Dissolve and Terminate Partnership*	10-K	02/26/03	10.44
10.45	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.53	Amended, Restated and Consolidated Master Lease of Land and Improvements by and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.54	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54
10.56	Note Secured by Deed of Trust and Promissory Note*	10-K	12/3/99	10.56
10.66	Credit Agreement among Adobe Systems Incorporated, Lenders Named therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.66
10.67	Amendment No. 1 to 1999 Credit Agreement among Adobe Systems Incorporated, Lenders Named Therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.67
10.68	Amendment No. 1 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	7/16/01	10.68
10.69	Amendment No. 2 to Amended, Restated, and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	9/1/00	10.68
10.77	Lease agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.78	Participation agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.79	Confidential Resignation Agreement*	10-K	2/21/02	10.79
10.80	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80
10.81	Amendment No.1 to Lease Agreement between Adobe and Selco Services Corporation	10-K	02/26/03	10.81
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934	X
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934	X

*
Compensatory plan or arrangement

(b)
Reports on Form 8-K

(i)
On December 11, 2003, Adobe filed a report on Form 8-K under Item 12 announcing its financial results for the quarter and fiscal year ended November 28, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED
By	/s/ MURRAY J. DEMO Murray J. Demo, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 7, 2004

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
BUSINESS OVERVIEW
CRITICAL ACCOUNTING ESTIMATES
RESULTS OF OPERATIONS
FACTORS THAT MAY AFFECT FUTURE PERFORMANCE
EMPLOYEE AND DIRECTOR STOCK OPTIONS
LIQUIDITY AND CAPITAL RESOURCES
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
SUMMARY OF TRADEMARKS