Form 10-Q
period 2004-06-04
ADOBE SYSTEMS INC
filed 2004-07-08
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 4, 2004

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

        The number of shares outstanding of the registrant's common stock as of July 2, 2004 was 239,779,500.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 4, 2004	November 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$218,664	$189,917
Short-term investments	1,062,555	906,616
Trade receivables, net	105,654	146,311
Other receivables	37,881	27,731
Deferred income taxes	31,961	35,875
Other current assets	27,924	22,578

Total current assets	1,484,639	1,329,028
Property and equipment, net	84,713	77,007
Goodwill	110,232	95,971
Purchased and other intangibles, net	14,812	15,318
Other assets	38,731	37,721

Total assets	$1,733,127	$1,555,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$33,133	$37,437
Accrued expenses	188,852	160,009
Income taxes payable	154,248	193,484
Deferred revenue	44,780	45,600

Total current liabilities	421,013	436,530
Deferred income taxes	49,862	17,715
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value	29,576	29,576
Additional paid-in-capital	953,195	874,126
Retained earnings	2,026,867	1,800,398
Accumulated other comprehensive loss	(4,420)	(999)
Treasury stock, at cost, (57,011 and 57,464 shares in 2004 and 2003, respectively), net of re-issuances	(1,742,966)	(1,602,301)

Stockholders' equity	1,262,252	1,100,800

Total liabilities and stockholders' equity	$1,733,127	$1,555,045

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 4, 2004	May 30, 2003	June 4, 2004	May 30, 2003
Revenue:
Products	$402,553	$314,150	$818,305	$604,905
Services and support	7,532	5,996	15,061	12,136

Total revenue	410,085	320,146	833,366	617,041

Total cost of revenue:
Products	23,206	20,212	43,650	39,572
Services and support	4,049	3,144	7,787	6,146

Total cost of revenue	27,255	23,356	51,437	45,718

Gross profit	382,830	296,790	781,929	571,323
Operating expenses:
Research and development	76,053	69,117	151,124	135,078
Sales and marketing	130,561	105,712	257,915	203,740
General and administrative	34,377	30,500	67,789	60,536

Total operating expenses	240,991	205,329	476,828	399,354

Operating income	141,839	91,461	305,101	171,969
Non-operating income:
Investment gain (loss)	873	(3,566)	(158)	(10,258)
Interest and other income	5,127	3,885	9,159	7,534

Total non-operating income (loss)	6,000	319	9,001	(2,724)

Income before income taxes	147,839	91,780	314,102	169,245
Provision for income taxes	38,438	27,534	81,666	50,774

Net income	$109,401	$64,246	$232,436	$118,471

Basic net income per share	$0.46	$0.28	$0.97	$0.51

Shares used in computing basic net income per share	238,619	232,124	238,577	231,649

Diluted net income per share	$0.44	$0.27	$0.94	$0.50

Shares used in computing diluted net income per share	246,973	239,237	246,593	237,420

Cash dividends declared per share	$0.0125	$0.0125	$0.025	$0.025

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 4, 2004	May 30, 2003
Cash flows from operating activities:
Net income	$232,436	$118,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,179	24,057
Stock compensation expense	247	1,799
Deferred income taxes	38,199	7,777
Provision for (recovery of) losses on receivables	(2,342)	1,316
Tax benefit from employee stock option plans	18,427	10,105
Net gains (losses) on sales and impairments of investments	(398)	10,258
Changes in operating assets and liabilities:
Receivables	33,264	(12,975)
Other current assets	(2,515)	(6,984)
Trade and other payables	(4,304)	3,541
Accrued expenses	32,041	28,487
Accrued restructuring charges	(717)	(7,469)
Income taxes payable	(39,236)	18,219
Deferred revenue	(820)	10,836

Net cash provided by operating activities	332,461	207,438

Cash flows from investing activities:
Purchases of short-term investments	(702,047)	(329,461)
Maturities and sales of short-term investments	535,130	122,644
Acquisitions of property and equipment	(26,935)	(19,182)
Purchases of long-term investments and other assets	(11,070)	(10,800)
Cash paid for acquisitions, net of cash received	(15,545)	(16,500)
Proceeds from sale of equity securities	3,145	2,301

Net cash used for investing activities	(217,322)	(250,998)

Cash flows from financing activities:
Purchase of treasury stock	(185,983)	(45,350)
Proceeds from issuance of treasury stock	105,713	49,960
Payment of dividends	(5,969)	(5,785)

Net cash used for financing activities	(86,239)	(1,175)

Effect of foreign currency exchange rates on cash and cash equivalents	(153)	2,882

Net increase (decrease) in cash and cash equivalents	28,747	(41,853)
Cash and cash equivalents at beginning of period	189,917	183,684

Cash and cash equivalents at end of period	$218,664	$141,831

Supplemental disclosures:
Cash paid during the period for income taxes	$71,403	$9,350

Non-cash investing and financing activities:
Cash dividends declared but not paid	$2,984	$2,912

Unrealized gains (losses) on available-for-sale securities, net of taxes	$(10,051)	$2,820

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying condensed consolidated financial statements include those of Adobe and its subsidiaries, after elimination of all intercompany accounts and transactions. Adobe has prepared the accompanying interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended November 28, 2003. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets, condensed consolidated statements of income and cash flows for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. You should read these interim condensed consolidated financial statements in conjunction with the audited financial statements in our Annual Report on Form 10-K for the year ended November 28, 2003.

Revenue Recognition

        Our revenue is derived from the licensing of application and server-based software products, professional services, and maintenance and support. We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable.

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

        Our product-related deferred revenue includes customer advances under OEM license agreements and maintenance upgrade revenue. Our maintenance upgrade revenue for our desktop application products is included in our product revenue line item as the maintenance primarily entitle customers to receive product upgrades. In cases where we provide a specified free upgrade to an existing product, we defer the fair value for the specified upgrade right until the future obligation is fulfilled or when the right to the specified free upgrade expires.

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

        Our professional services revenue is recognized using the percentage of completion method and is measured monthly based on input measures, such as on hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones when applicable. Our maintenance and support offerings, which entitle customers to receive product upgrades and enhancements or technical support, depending on the offering, are recognized ratably over the term of the arrangement.

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

        We perform ongoing credit evaluations of our customers' financial condition and in some cases we require various forms of security. We also maintain allowances for estimated losses on receivables.

Stock-Based Incentive Compensation

        We account for our stock option plans and our employee stock purchase plan using the intrinsic value method under Accounting Principles Board Opinion No. 25. The following table sets forth the pro forma amounts of net income and net income per share, for the three and six months ended June 4, 2004 and May 30, 2003, that would have resulted if we accounted for our employee stock plans under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Net income:
As reported	$109,401	$64,246	$232,436	$118,471
Add: Stock-based compensation expense for employees included in reported net income, net of related tax effects	41	550	161	1,169
Less: Total stock-based compensation expense for employees determined under the fair value based method, net of related tax effects	(22,236)	(58,363)	(56,379)	(116,742)

Pro forma	$87,206	$6,433	$176,218	$2,898

Basic net income per share:
As reported	$0.46	$0.28	$0.97	$0.51
Pro forma	$0.37	$0.03	$0.74	$0.01
Diluted net income per share:
As reported	$0.44	$0.27	$0.94	$0.50
Pro forma	$0.35	$0.03	$0.71	$0.01

        For purposes of computing pro forma net income, we estimate the fair value of option grants and employee stock purchase plan purchase rights using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restriction and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our employee stock options and employee stock purchase plan shares have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not provide a reliable single measure of the fair value of our stock-based awards.

        During the quarter ended June 4, 2004, we adjusted our expected volatility assumptions. We considered implied volatility in market-traded options on our common stock as well as third party volatility quotes. In addition, we considered historical volatility. We will continue to monitor these and other relevant factors used to measure expected volatility for future option grants.

        The assumptions used to value the option grants and purchase rights, for the three and six months ended June 4, 2004 and May 30, 2003, are as follows:

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Expected life of options (in years)	2.5	3	2.5	3
Expected life of purchase rights (in years)	1.24	1.24	1.24	1.24
Volatility	37%	62%	37 - 40%	62 - 66%
Risk free interest rate—options	2.57 - 3.11%	1.98 - 2.06%	2.18 - 3.11%	1.98 - 2.23%
Risk free interest rate—purchase rights	1.24 - 1.76%	1.36 - 1.74%	1.24 - 1.76%	1.36 - 1.74%
Dividend yield	0.125%	0.125%	0.125%	0.125%

        Option and restricted stock grants vest over several years, and new option and restricted stock grants are generally made each year. Because of this, the pro forma amounts shown above may not be representative of the pro forma effect on reported net income in future years.

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

NOTE 2. ACQUISITION

        On May 3, 2004, we acquired Q-Link Technologies, Inc ("Q-Link"), a privately held company, for $15.9 million in cash. Q-Link provides Java-based workflow technology that will be integrated with our Intelligent Documents platform to enable customers to integrate document process management with core applications. Goodwill has been allocated to our Intelligent Documents segment. Purchased technology is being amortized over its estimated useful life of three years. The consolidated financial statements include the operating results of Q-Link from the date of purchase. Pro forma results of operations have not been presented because the effect of this acquisition was not material. The following table summarizes the purchase price allocation:

Cash and cash equivalents	$312
Accounts receivable, net	415
Other current assets	18
Purchased technology	1,380
Goodwill	14,261
Other intangible assets	290

Total assets acquired	16,676

Current liabilities	(71)
Liabilities recognized in connection with the business combination	(748)

Total liabilities assumed	(819)

Net assets acquired	$15,857

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES

        Below is a breakdown of our goodwill, net of amortization, reported by segment as of June 4, 2004:

	Digital Imaging and Video	Creative Professional	Intelligent Documents	Total
Goodwill, net of amortization	$14,112	$4,650	$91,470	$110,232

        In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we review our goodwill periodically for impairment. We completed our annual goodwill impairment test during the second quarter of fiscal 2004 and determined that the carrying amount of goodwill was not impaired.

        Purchased and other intangible assets, subject to amortization, were as follows as of June 4, 2004:

	Cost	Accumulated Amortization	Net
Purchased technology	$31,612	$(22,321)	$9,291

Localization	11,941	(7,014)	4,927
Trademarks	300	(115)	185
Other intangibles	972	(563)	409

Total other intangible assets	13,213	(7,692)	5,521

Total purchased and other intangible assets	$44,825	$(30,013)	$14,812

        Purchased and other intangible assets, subject to amortization, were as follows as of November 28, 2003:

	Cost	Accumulated Amortization	Net
Purchased technology	$28,509	$(18,875)	$9,634

Localization	$10,540	$(5,348)	$5,192
Trademarks	300	(97)	203
Other intangibles	716	(427)	289

Total other intangible assets	$11,556	$(5,872)	$5,684

Total purchased and other intangible assets	$40,065	$(24,747)	$15,318

        Amortization expense related to purchased and other intangible assets was $4.5 million and $8.9 million for the three and six months ended June 4, 2004. Amortization expense related to purchased and other intangible assets was $3.7 million and $7.3 million for the three and six months ended May 30, 2003. As of June 4, 2004, we expect amortization expense in future periods to be as shown below:

Fiscal year	Purchased Technology	Other Intangible Assets
Remainder of 2004	$3,601	$4,461
2005	4,453	770
2006	970	114
2007	230	66
2008	37	18
2009	—	18
Thereafter	—	74

Total expected amortization expense	$9,291	$5,521

NOTE 4. OTHER ASSETS

        Other assets consisted of the following as of June 4, 2004 and November 28, 2003:

	2004	2003
Investments	$31,983	$30,840
Security deposits and other	3,389	3,503
Land deposit	3,359	3,378

Total other assets	$38,731	$37,721

        We own limited partnership interests in Adobe Ventures which are consolidated in accordance with FIN 46R. The partnerships are controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. As of June 4, 2004 and November 28, 2003, the estimated fair value of our partnership interests in Adobe Ventures were $32.9 million and $30.6 million, respectively.

        We recognize realized gains and losses upon the sale of investments using the specific identification method. During the three months ended June 4, 2004, we recorded investment gains of $0.9 million and during the six months ended June 4, 2004 we recorded investment losses of $0.2 million, which comprise gains and losses from our short-term and long-term investments. The $0.9 million in gains for the three months ended June 4, 2004, consisted of $0.4 million related to our investments in Adobe Ventures and our cost method investments and $0.5 million related to sales of equity securities. During the six months ended June 4, 2004, we had losses of $0.9 million related to our investments in Adobe Ventures and our cost method investments which were partially offset by gains on short-term investments of $0.2 million and gains on sales of equity securities of $0.5 million.

        During the three months ended May 30, 2003, investment losses included losses related to our Adobe Ventures and our cost method investments totaling $3.6 million. During the six months ended May 30, 2003, investment losses included write-downs due to other-than-temporary declines in value of $3.9 million related to our short-term investments. Investment losses also included losses related to our Adobe Ventures and our cost method investments totaling $7.2 million. These losses were partially offset by gains from the sale of our marketable equity securities of $0.8 million.

NOTE 5. ACCRUED EXPENSES

        Accrued expenses consisted of the following as of June 4, 2004 and November 28, 2003:

	2004	2003
Accrued compensation and benefits	$88,945	$65,870
Sales and marketing allowances	12,082	14,169
Accrued restructuring	415	1,132
Other	87,410	78,838

Total accrued expenses	$188,852	$160,009

NOTE 6. RESTRUCTURING AND OTHER CHARGES

        In connection with our acquisition of Accelio in the second quarter of fiscal 2002, we recognized $14.5 million in liabilities associated with a worldwide reduction in force of Accelio employees, transaction costs, costs related to closing redundant facilities and terminating contracts and other exit costs associated with the acquisition. As of June 4, 2004, $0.4 million remained accrued and comprised transaction and facilities costs. Transaction costs primarily relate to the liquidation of Accelio's subsidiaries and are expected to be paid through fiscal 2004. Facility costs relate to leases we assumed upon acquisition of Accelio that terminate at various times through September 2006.

        A summary of restructuring activities, related to our acquisition of Accelio, is as follows:

	Balance at November 28, 2003	Cash Payments	Adjustments	Balance at June 4, 2004
Transaction costs	$255	$(83)	$(19)	$153
Cost of closing redundant facilities	829	(567)	—	262
Other exit costs	48	(5)	(43)	—

Total	$1,132	$(655)	$(62)	$415

NOTE 7. STOCKHOLDERS' EQUITY

Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program, designed to minimize dilution from stock issuance primarily from employee stock plans, we repurchase shares in the open market and from time to time enter into structured repurchase agreements with third parties.

        Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. During the second quarter of 2004, we repurchased approximately 1.9 million shares in the open market at an average price of $41.26. During the second quarter of 2003 we did not repurchase any shares in the open market. The cost of repurchases in the second quarter of fiscal 2004 was $80.2 million. During the six months ended June 4, 2004 and May 30, 2003, we repurchased, in the open market, approximately 3.4 million at an average price of $40.21 and 1.6 million shares at an average price of $28.47, respectively. As of June 4, 2004, 22.7 million shares remained authorized for repurchase, based on net stock issuances less repurchases under this plan.

        On March 29, 2004, we entered into a stock purchase agreement with a large financial institution. Under this agreement, we provided the financial institution with an up-front payment of $50.0 million and the financial institution agreed to deliver to us at certain intervals during the contract term a certain number of our shares based on the volume weighted average price during such intervals less a specified discount. Upon payment, the $50.0 million was classified as treasury stock on our balance sheet. During the second quarter of fiscal 2004, we took delivery of a total of 0.6 million shares for $23.8 million at an average price of $42.12. As of June 4, 2004, the financial institution held $26.2 million for which we received the remaining shares at the expiration of the contract on June 30, 2004.

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

        In December 2003, upon completion of construction, we began a five year lease agreement of a new office building for our corporate headquarters in San Jose, California. Under the agreement, we have the option to purchase the building at any time during the lease term for the lease balance, which is approximately $103.0 million. The maximum recourse amount ("residual value guarantee"), under this obligation, is $90.8 million.

        In August 1999, we entered into a five-year lease agreement for our other two office buildings that currently serve as our corporate headquarters in San Jose, California. Under the agreement, we have the option to purchase the buildings at any time during the lease term for the lease balance, which is approximately $142.5 million. The residual value guarantee, under this obligation, is $132.6 million. This agreement expires in August 2004 and we are in the process of renewing our lease agreement. We believe the terms and conditions will be similar to the existing lease.

        These two leases are both subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of June 4, 2004, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. The leases qualify for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount.

Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

        The lease agreements for our three office buildings in San Jose, California provide for residual value guarantees. These lease agreements were in place prior to December 31, 2002 and are therefore not required to be recorded on our consolidated balance sheet but are disclosed above under "Lease Commitments". However, we are in the process of renewing one of our lease agreements as disclosed above under "Lease Commitments" and the residual value under the new lease agreement will be required to be recorded on our consolidated balance sheet, under FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

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

        We have commitments to make certain milestone and/or retention payments typically entered into in conjunction with various acquisitions, for which we have made accruals in our consolidated financial statements. In connection with certain acquisitions and purchases of technology assets during fiscal 2003 and 2004, we entered into employee retention agreements totaling $2.7 million and are required to make payments upon satisfaction of certain conditions in the agreements. These costs are being amortized over the retention period to compensation expense. During the second quarter of fiscal 2004, we made payments of $1.1 million. As of June 4, 2004, we have $1.6 million remaining to be paid under our retention agreements.

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

        We accrue for costs associated with future obligations which include costs for undetected bugs that are discovered only after the product is installed and used by customers. The accrual remaining as of June 4,

2004 primarily relates to our digital video software products. The table below summarizes the activity related to the accrual for the six months ended June 4, 2004:

Balance at November 28, 2003	Accruals	Payments	Balance at June 4, 2004
$ 3,185	$ 114	$ (3,185)	$ 114

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

        On September 4, 2002, Adobe initiated arbitration proceedings in London, England ("the London Arbitration") against AMT, seeking a declaration that Adobe's distribution of font software that generates AMT typefaces did not breach its contract pursuant to which it licensed certain rights with respect to AMT typefaces and, therefore, that AMT did not have the right to terminate the agreement. AMT made certain breach of contract claims in response to Adobe's arbitration demand. On June 28, 2004, the arbitrators held that the contract remains in full force and that AMT does not have the right to terminate it. The arbitrators found in favor of AMT on only one of its three claims, but have not yet ruled on whether AMT is entitled to recover any damages from Adobe on that claim. We believe that a damage award, if any, will not have a material adverse effect on Adobe.

        On September 5, 2002, AMT and ITC filed suit against Adobe in the U.S. District Court, Eastern District of Illinois ("the Illinois Action"), asserting only that Adobe's distribution of the superseded 5.0 version of Adobe Acrobat violated the DMCA.

        On November 13, 2002, ITC filed another suit against Adobe in the United States District Court for the Eastern District of Illinois, asserting that Adobe breached its contract with ITC and that ITC, not Adobe, owns the copyrights in font software created by Adobe which generates ITC typefaces.

        If ITC prevails on its breach of contract claims in the second Illinois action, ITC may have the right to terminate Adobe's right to distribute any of its products that then still contain font software that generates ITC typefaces. The results of any litigation are inherently uncertain and we cannot assure that we will be able to successfully defend ourselves against the actions described above. AMT and ITC seek an unspecified aggregate dollar amount of damages in the Illinois actions. A favorable outcome for AMT or ITC in these actions could have a material adverse effect on Adobe's financial position, cash flows or results of operations. We believe that all of AMT's and ITC's remaining claims are without merit and we are vigorously defending against them. We cannot estimate any possible loss at this time.

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

        On November 18, 2002, Plaintiffs Shell & Slate Software Corporation and Ben Weiss filed a civil action in the U.S. District Court in Los Angeles against Adobe alleging false designation of origin, trade secret misappropriation, breach of contract and other causes of action. The claim derives from the Plaintiffs' belief that the "healing brush" technique of Adobe Photoshop software incorporates the Plaintiffs' trade secrets. The Plaintiffs seek preliminary and permanent injunctive relief, compensatory, treble and punitive damages and fees and costs. We believe the action has no merit and are vigorously defending against it. On September 9, 2003, Adobe filed a counter-claim against Ben Weiss for breach of contract and misappropriation of trade secrets. Adobe seeks injunctive relief against any use of Adobe's trade secrets. Adobe seeks compensatory, statutory and punitive damages. We cannot estimate any possible loss at this time.

        On June 2, 2004, Plaintiff Information Technology Innovation, LLC filed suit against Adobe in the U.S. District Court, District of Colorado, alleging infringement of U.S. Patent No. 5,892,908, entitled "Method of Extracting Network Information." The Plaintiff's complaint asserts that Adobe infringes the "908 patent by making, using and selling "Acrobat Standard and Professional products". The plaintiff seeks unspecified compensatory damages, injunctive relief, and fees and costs. Adobe has not yet been served with the complaint. We believe the action has no merit, and if served, will vigorously defend against it. We cannot estimate any possible loss at this time.

        From time to time, in addition to those identified above, Adobe is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against Adobe. It is possible, nevertheless, that our financial position, cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

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

        We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the three and six months ended June 4, 2004, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

Gain (Loss) on Hedges of Forecasted Transactions:

	Other Comprehensive Income (Loss)
Balance Sheet	June 4, 2004	November 28, 2003
Recognized but Unrealized—Open Transactions:
Unrealized net gain (loss) remaining in other comprehensive income (loss)	$1,640	$(867)

	Three Months Ended
	June 4, 2004		May 30, 2003
Income Statement	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Realized—Closed Transactions:
Realized net loss reclassified from other comprehensive income (loss) to revenue	$(214)	$—	$(745)	$—
Realized net loss from the cost of purchased options and gains or losses from any ineffective portion of hedges	—	(1,372)	—	(513)
Recognized but Unrealized—Open Transactions:
Unrealized net gain (loss) from time value degradation and any ineffective portion of hedges	—	214	—	(792)

	$(214)	$(1,158)	$(745)	$(1,305)

	Six Months Ended
	June 4, 2004		May 30, 2003
	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Realized—Closed Transactions:
Realized net loss reclassified from other comprehensive income (loss) to revenue	$(1,569)	$—	$(2,447)	$—
Realized net loss from the cost of purchased options and gains or losses from any ineffective portion of hedges	—	(3,075)	—	(1,545)
Recognized but Unrealized—Open Transactions:
Unrealized net loss from time value degradation and any ineffective portion of hedges	—	(93)	—	(1,661)

	$(1,569)	$(3,168)	$(2,447)	$(3,206)

Interest Rate Hedging—Hedging of Interest Rate Sensitive Obligations

        We entered into interest rate swap agreements to manage our exposure to operating lease obligations that are tied to short-term interest rates. The swaps allow us to exchange variable interest rate payments for fixed interest rate payments, thereby securing a fixed payment amount for a portion of the total obligation. As of June 4, 2004, we had entered into interest rate swaps to hedge the floating cash flow payments associated with $121.8 million of our outstanding lease obligations. The swaps mature at various dates in the third quarter of 2004, consistent with the expiration of the underlying facility lease. Under the swap agreements, we will receive a variable rate based on one month LIBOR and pay fixed rates ranging from 3.13% to 5.14%. The impact of these swaps will cap a portion of our rent expense at these levels.

        These swaps are designated as cash flow hedges under SFAS No. 133 because they hedge against changes in the amount of future cash flows. As of June 4, 2004, a $0.6 million unrealized loss was recorded in accumulated other comprehensive income (loss) as a result of the decrease in fair market value of these interest rate hedges. There was no realized gain or loss due to ineffectiveness of the hedges.

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged. At June 4, 2004, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

        Net gains recognized in other income (loss) relating to balance sheet hedging for the three and six months ended June 4, 2004 and May 30, 2003 were as follows:

	Three Months		Six Months
	2004	2003	2004	2003
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income (loss)	$(6,407)	$4,783	$(826)	$9,955
Net unrealized gain recognized in other income (loss)	4,533	870	2,174	1,337

	(1,874)	5,653	1,348	11,292

Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income (loss)	5,742	(2,465)	(5,952)	(6,328)
Net unrealized gain (loss) recognized in other income (loss)	(3,570)	(2,304)	5,129	(2,591)

	2,172	(4,769)	(823)	(8,919)

Net gain recognized in other income (loss)	$298	$884	$525	$2,373

Fair Value Hedges—Hedging of Foreign Currency Denominated Available for Sale Securities

        A portion of our investment portfolio is invested in euro denominated securities. In order to mitigate the currency risk of those euro denominated securities, we have entered into forward contracts. We have designated these forward contracts as fair value hedges.

        Net gains recognized in other income (loss) relating to fair value hedges for the three and six months ended June 4, 2004 and May 30, 2003 were as follows:

	Three Months		Six Months
	2004	2003	2004	2003
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income (loss)	$1,935	$—	$1,935	$—
Net unrealized gain recognized in other income (loss)	(180)	—	(180)	—

	1,755	—	1,755	—

Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income (loss)	3,343	—	3,343	—
Net unrealized loss recognized in other income (loss)	(5,145)	—	(5,145)	—

	(1,802)	—	(1,802)	—

Net gain recognized in other income (loss)	$(47)	$—	$(47)	$—

NOTE 10. COMPREHENSIVE INCOME

        Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of comprehensive income that we currently report are unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments. We also report gains and losses on derivative instruments qualifying as cash flow hedges such as (i) hedging a forecasted transaction, (ii) the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), (iii) foreign currency cash-flow hedges, and (iv) interest rate hedges.

        The following table sets forth the components of comprehensive income, net of income tax expense, for the three and six months ended June 4, 2004 and May 30, 2003:

	Three Months		Six Months
	2004	2003	2004	2003
Net income as reported	$109,401	$64,246	$232,436	$118,471
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for sale securities, net of tax	(10,051)	1,753	(7,026)	2,820
Currency translation adjustments	(486)	1,313	(154)	2,882
Net gain (loss) in derivative instruments, net of taxes	535	85	3,759	(2,258)

Other comprehensive income (loss)	(10,002)	3,151	(3,421)	3,444

Total comprehensive income, net of taxes	$99,399	$67,397	$229,015	$121,915

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

        The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 4, 2004 and May 30, 2003:

	Three Months		Six Months
	2004	2003	2004	2003
Net income	$109,401	$64,246	$232,436	$118,471

Shares used to compute basic net income per share	238,619	232,124	238,577	231,649
Dilutive common equivalent shares:
Unvested restricted stock	9	61	9	61
Stock options	8,345	7,052	8,007	5,710

Shares used to compute diluted net income per share	246,973	239,237	246,593	237,420

Basic net income per share	$0.46	$0.28	$0.97	$0.51

Diluted net income per share	$0.44	$0.27	$0.94	$0.50

NOTE 12. INDUSTRY SEGMENTS

        We have four reportable segments that offer different product lines: Digital Imaging and Video, Creative Professional, Intelligent Documents and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing, enhancing and sharing digital images and photographs, digital video, audio and animations. The Creative Professional segment provides software for professional page layout, professional Web page layout, graphic and illustration creation, technical document publishing and business publishing. Additionally, this segment provides digital imaging software with its Adobe Creative Suite products. The Intelligent Documents segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, this segment provides server-based solutions for private and public sector enterprises, in the areas of document generation, document process management, document collaboration, and document control and security. The OEM PostScript and Other segment includes printing technology used to create and print simple or visually rich documents with precision.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. With the exception of goodwill, we do not identify or allocate our assets by operating segments. See Note 3 for the allocation of goodwill to our reportable segments.

	Digital Imaging and Video	Creative Professional	Intelligent Documents	OEM PostScript and Other	Total
Three months ended June 4, 2004
Revenue	$100,262	$153,419	$136,084	$20,320	$410,085
Cost of revenue	9,812	4,842	11,317	1,284	27,255

Gross profit	$90,450	$148,577	$124,767	$19,036	$382,830

Gross profit as a percentage of revenues	90%	97%	92%	94%	93%
Three months ended May 30, 2003
Revenue	$95,362	$93,697	$108,098	$22,989	$320,146
Cost of revenue	8,706	5,121	7,972	1,557	23,356

Gross profit	$86,656	$88,576	$100,126	$21,432	$296,790

Gross profit as a percentage of revenues	91%	95%	93%	93%	93%
	Digital Imaging and Video	Creative Professional	Intelligent Documents	OEM PostScript and Other	Total
Six months ended June 4, 2004
Revenue	$213,779	$311,529	$266,375	$41,683	$833,366
Cost of revenue	19,088	10,293	19,651	2,405	51,437

Gross profit	$194,691	$301,236	$246,724	$39,278	$781,929

Gross profit as a percentage of revenues	91%	97%	93%	94%	94%
Six months ended May 30, 2003
Revenue	$191,544	$179,560	$198,982	$46,955	$617,041
Cost of revenue	17,244	11,381	14,084	3,009	45,718

Gross profit	$174,300	$168,179	$184,898	$43,946	$571,323

Gross profit as a percentage of revenues	91%	94%	93%	94%	93%

        A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and six month periods ended June 4, 2004 and May 30, 2003 is as follows:

	Three Months		Six Months
	2004	2003	2004	2003
Total gross profit from operating segments above	$382,830	$296,790	$781,929	$571,323
Total operating expenses(a)	240,991	205,329	476,828	399,354

Total operating income	141,839	91,461	305,101	171,969
Non-operating income (loss)	6,000	319	9,001	(2,724)

Income before income taxes	$147,839	$91,780	$314,102	$169,245

(a)
Total operating expenses include research and development, sales and marketing and general and administrative.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion (presented in millions, except share and per share amounts, and is unaudited) should be read in conjunction with the condensed consolidated financial statements and notes thereto.

        In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans and investing activities, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Performance." You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for fiscal 2003 and the other Quarterly Reports on Form 10-Q filed by us in fiscal 2004. When used in this report, the words "expects," "could," "would," "may," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions, as well as statements regarding Adobe's focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

BUSINESS OVERVIEW

        Founded in 1982, Adobe offers a line of software for consumers, creative professionals, and enterprises, in both private and public sectors. Our products enable customers to create, manage and deliver visually rich, compelling and reliable content. We distribute our products through a network of distributors and dealers, VARs, systems integrators, independent software vendors ("ISVs") and OEMs; direct to end users; and through our own Web site at www.adobe.com. We also license our technology to major hardware manufacturers, software developers and service providers and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas, EMEA, and Asia. Our software runs on Microsoft Windows, Apple Macintosh, Linux, UNIX and various non-personal computer platforms, depending on the product.

        We maintain executive offices and principal facilities at 345 Park Avenue, San Jose, California 95110-2704. Our telephone number is 408-536-6000. We maintain a Web site at www.adobe.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC Web site at www.sec.gov.

CRITICAL ACCOUNTING ESTIMATES

        In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and income taxes have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on the summary of our critical accounting policies, see Note 1 of our Notes to Condensed Consolidated Financial Statements.

Revenue Recognition

        We recognize revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments and estimates. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions must be deferred. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services and the appropriate pricing for those products and services. Our assumptions and judgments regarding future products and services could differ from actual events, thus materially impacting our financial position and results of operations.

        We have to estimate provisions for returns which are recorded against our revenues. In determining our estimate for returns, and in accordance with our internal policy regarding channel inventory, we rely upon historical data, the estimated amount of product in our distribution channel, the rate at which our product sells through to the end user, product plans and other factors. Our estimated provisions for returns can vary from what actually occurs. More or less product may be returned from what was estimated. The amount of inventory in the channel could be different than what is estimated. Our estimate of the rate of sell through for product in the channel could be different than what actually occurs. These factors and unanticipated changes in the economic and industry environment could make our return estimates differ from actual returns, thus materially impacting our financial position and results of operations.

Income Taxes

        We provide for the effect of income taxes on our financial position and results of operations in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this accounting pronouncement, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations.

RESULTS OF OPERATIONS

Overview of the Three and Six Months Ended June 4, 2004

        During the second quarter of fiscal 2004, we continued to focus on delivering comprehensive technology platforms for enterprises and creative professionals to drive revenue and earnings growth. Our latest Acrobat desktop products, released during fiscal 2003, continued to perform well and this indicates we are making progress against our Intelligent Documents segment strategy to increase the adoption of Acrobat. Our Intelligent Documents initiatives to deliver a comprehensive server-based platform to help governments and enterprises improve their business processes also have achieved both strong sequential and year-over-year revenue growth. Additionally, our strategy of providing creative professionals a complete design platform is resonating with our customers. The success we achieved in fiscal 2003 and the first quarter of fiscal 2004 in our Creative Professional business segment continued in the second quarter of fiscal 2004 due to strong licensing of our Adobe Creative Suite and CS products.

        We continue to focus on delivering innovative products and solutions for our customers. However, our success could be limited by several factors, including the timely release of new products, continued market acceptance of our products, the introduction of new products by existing or new competitors and unfavorable exchange rate fluctuations. For a further discussion of these and other risk factors, see the section titled "Factors That May Affect Future Performance."

Revenue for the Three and Six Months Ended June 4, 2004 and May 30, 2003

	Three Months			Six Months
			Percent Change			Percent Change
	2004	2003		2004	2003
Product	$402.6	$314.1	28%	$818.3	$604.9	35%
Percentage of total revenues	98%	98%		98%	98%
Services and support	7.5	6.0	26%	15.1	12.1	24%
Percentage of total revenues	2%	2%		2%	2%

Total revenues	$410.1	$320.1	28%	$833.4	$617.0	35%

        We have four reportable segments that offer different product lines: Digital Imaging and Video, Creative Professional, Intelligent Documents, and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing, enhancing and sharing digital images and photographs, digital video, audio and animations. The Creative Professional segment provides software for professional page layout, professional Web page layout, graphic and illustration creation, technical document publishing and business publishing. Additionally, this segment provides digital imaging software with its Adobe Creative Suite products. The Intelligent Documents segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, this segment provides server-based solutions for private and public sector enterprises, in the areas of document generation, document process management, document collaboration, and document control and security. The OEM PostScript and Other segment includes printing technology used to create and print simple or visually rich documents with precision.

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

  Segment revenues

	Three Months			Six Months
			Percent Change			Percent Change
	2004	2003		2004	2003
Digital Imaging and Video	$100.3	$95.3	5%	$213.8	$191.5	12%
Percentage of total revenues	25%	30%		26%	31%
Creative Professional*	153.4	93.7	64%	311.5	179.5	74%
Percentage of total revenues	37%	29%		37%	29%
Intelligent Documents*	136.1	108.1	26%	266.4	199.0	34%
Percentage of total revenues	33%	34%		32%	32%
OEM Postscript and Other*	20.3	23.0	(12)%	41.7	47.0	(11)%
Percentage of total revenues	5%	7%		5%	8%

Total revenues	$410.1	$320.1	28%	$833.4	$617.0	35%

*
Includes services and support revenue.

        Revenue from our Digital Imaging and Video segment increased during the three months ended June 4, 2004 primarily due to an increase in revenues from our digital video software products. Overall, revenue from our digital video software products increased 21% during the three months ended June 4, 2004 which was attributable to new releases during the quarter. Revenue from our digital imaging software products increased slightly during the three months ended June 4, 2004 due to continued success with Adobe Photoshop CS which was released at the end of fiscal 2003. Revenue from our Digital Imaging and Video segment increased during the six months ended June 4, 2004 primarily due to an increase in revenues from our digital imaging software products. Overall, revenues from our digital imaging software products increased 10% during the six months ended June 4, 2004 which was mainly attributable to the continued success of Adobe Photoshop CS. Revenue from our digital video software products increased 20% during the six months ended June 4, 2004, which was attributable to new releases during the second quarter of fiscal 2004. The revenue from our digital imaging software products for the three and six months ended June 4, 2004 reflects the shift in reporting some Photoshop revenue as part of our Creative Professional segment as some customers purchase our Adobe Creative Suite products rather than our standalone products.

        Revenue from our Creative Professional segment increased during the three and six months ended June 4, 2004 primarily due to the continued strength of our Adobe Creative Suite products which were initially released in the fourth quarter of fiscal 2003. The increase in revenues from our Adobe Creative Suite products were partially offset by decreases in revenues from our layout software products due to customers licensing Adobe Creative Suite instead of our standalone products.

        Revenue from our Intelligent Documents segment increased during the three and six months ended June 4, 2004 primarily due to the 23% and 33% increase in revenues, respectively, from our Acrobat desktop products. The increase in revenues from our Acrobat desktop products is due to continued adoption of Acrobat desktop products which were launched in second quarter of fiscal 2003. Additionally, revenue from our Intelligent Documents server-based products increased approximately 40% during the three and six months ended June 4, 2004 due to increased licensing, as we continue to focus on both the government sector and financial services, and increased server support revenue.

        Revenue from our OEM PostScript and Other segment decreased during the three and six months ended June 4, 2004 primarily due to a decline in pricing resulting from competition from clone PostScript technologies.

  Geographical revenues

	Three Months			Six Months
			Percent Change			Percent Change
	2004	2003		2004	2003
Americas	$182.5	$157.4	16%	$366.0	$303.9	20%
Percentage of total revenues	44%	49%		44%	49%
EMEA	134.3	86.6	55%	278.4	175.9	58%
Percentage of total revenues	33%	27%		33%	29%
Asia	93.3	76.1	23%	189.0	137.2	38%
Percentage of total revenues	23%	24%		23%	22%

Total revenues	$410.1	$320.1	28%	$833.4	$617.0	35%

        Revenue in the Americas increased during the three months ended June 4, 2004 due to the strength of our Creative Professional products. Revenue in the Americas increased during the six months ended June 4, 2004 due to the strength of our Creative Professional and Intelligent Document products.

        Revenue in EMEA increased during the three and six months ended June 4, 2004 due to the strength of our Creative Professional, Intelligent Document and Digital Imaging and Video products.

        Revenue in Asia increased during the three months ended June 4, 2004 due to the strength of our Creative Professional and Intelligent Documents products. Revenue in Asia increased during the six months ended June 4, 2004 due to the strength of our Creative Professional, Intelligent Document and Digital Imaging and Video products.

        Additionally, revenues in EMEA and Asia increased approximately $16 million and $45 million during the three and six months ended June 4, 2004, respectively, over the same reporting periods last year due to the strength of the euro and the yen.

  Application platform mix*

	Three Months		Six Months
	2004	2003	2004	2003
Windows	72%	73%	72%	74%
Macintosh	28%	27%	28%	26%

*
Total application platform mix excludes platform independent and UNIX revenue

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

        In our experience, the actual amount of product backlog at any particular time is not a meaningful indicator of our future business prospects. Prior to major product releases, we tend to have significant levels of backlog, but at other times backlog is minimal and we normally ship products within a few days of receiving an order, subject to credit verification and the targeted global channel inventory position under our global channel inventory policy. Backlog is also subject to variability beyond the targeted global channel inventory position under our global channel inventory policy at the end of a reporting period, in amounts usually less than 5% of reported revenue. At the end of the second quarter of fiscal 2004, our backlog beyond the targeted channel inventory position was higher than usual, but lower than it was at the end of the first quarter of fiscal 2004.

        Our channel inventory position was below company policy at the end of the second quarter of fiscal 2004. Despite stronger than typical backlog of channel orders at the end of the second quarter of fiscal 2004, we elected to take what we believe to be a conservative approach regarding channel inventory levels. We made this decision because we have not experienced a complete cycle of the new Adobe Creative Suite products, combined with typical softer seasonal demand in the third quarter.

Cost of Revenue for the Three and Six Months Ended June 4, 2004 and May 30, 2003

	Three Months			Six Months
			Percent Change			Percent Change
	2004	2003		2004	2003
Product	$23.2	$20.2	15%	$43.6	$39.6	10%
Percentage of total revenues	6%	6%		5%	6%
Services and support	4.0	3.1	29%	7.8	6.1	27%
Percentage of total revenues	1%	1%		1%	1%

Total revenues	$27.2	$23.3	17%	$51.4	$45.7	13%

        Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies and the costs associated with the manufacturing of our products.

        Cost of product revenue increased during the three and six months ended June 4, 2004 as compared to the three and six months ended May 30, 2003 primarily due to a one time charge related to a litigation settlement that occurred during the second quarter of fiscal 2004.

        Cost of services and support revenue is composed primarily of employee-related costs and the related costs incurred to provide consulting services, training and product support.

        Cost of services and support revenue increased during the three and six months ended June 4, 2004 as compared to the three and six months ended May 30, 2003 due primarily to costs associated with our Expert Support program that was initiated during the second quarter of fiscal 2004. Additionally, cost of services and support revenue increased due to increases in compensation and related benefits as a result of higher headcount and incentive compensation.

Operating Expenses for the Three and Six Months Ended June 4, 2004 and May 30, 2003

	Three Months			Six Months
			Percent Change			Percent Change
	2004	2003		2004	2003
Research and development	$76.1	$69.1	10%	$151.1	$135.1	12%
Percentage of total revenues	19%	22%		18%	22%

        Research and development expenses consist of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

        Research and development expenses increased 7% and 10% during the three and six months ended June 4, 2004 as compared to the three and six months ended May 30, 2003, respectively, due to compensation and related benefits associated with headcount growth and higher incentive compensation. Additionally, the six months ended June 4, 2004 included an extra week of expenses as a result of our 52/53 week fiscal year. The remaining increase in research and development expenses for the three and six months ended June 4, 2004 was due to various individually insignificant items.

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

	Three Months			Six Months
			Percent Change			Percent Change
	2004	2003		2004	2003
Sales and marketing	$130.6	$105.7	24%	$257.9	$203.7	27%
Percentage of total revenues	32%	33%		31%	33%

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

        Sales and marketing expenses increased 11% and 12% during the three and six months ended June 4, 2004 as compared to the three and six months ended May 30, 2003, respectively, due to increased marketing spending related to product launches as well as overall marketing efforts to further increase revenues. Sales and marketing expenses also increased 9% and 12%, respectively, due to compensation and related benefits associated with headcount growth and higher incentive compensation. Additionally, the six months ended June 4, 2004 included an extra week of expenses as a result of our 52/53 week fiscal year. The remaining increase in sales and marketing expenses for the three and six months ended June 4, 2004 was due to various individually insignificant items.

	Three Months			Six Months
			Percent Change			Percent Change
	2004	2003		2004	2003
General and administrative	$34.4	$30.5	13%	$67.8	$60.5	12%
Percentage of total revenues	8%	10%		8%	10%

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

        General and administrative expenses increased 5% and 13% during the three and six months ended June 4, 2004 as compared to the three and six months ended May 30, 2003, respectively, due to compensation and related benefits associated with headcount growth and higher incentive compensation. During the three months ended June 4, 2004, general and administrative expenses also increased 5% due to increased legal and insurance costs. The remaining increase in general and administrative expenses for the three months ended June 4, 2004 was due to various individually insignificant items. Overall general and administrative expenses for the six months ended June 4, 2004 included an extra week of expenses as a result of our 52/53 week fiscal year. The increase in general and administrative expenses for the six months ended June 4, 2004 was partially offset by a decrease in bad debt expense resulting from the settlement of an account.

Non-operating Income for the Three and Six Months Ended June 4, 2004 and May 30, 2003

	Three Months					Six Months
				Percent Change				Percent Change
	2004		2003			2004	2003
Investment gain (loss)	$0.9		$(3.6)	*	%	$(0.2)	$(10.3)	(99)%
Percentage of total revenues	*	%	(1)%			* %	(2)%
Interest and other income	5.1		3.9	32%		9.2	7.5	22%
Percentage of total revenues	1%		1%			1%	1%

Total non-operating income (loss)	$6.0		$0.3	*	%	$9.0	$(2.7)	* %

*
Percentage is not meaningful.

  Investment Gain (Loss)

        Investment gain (loss) consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and gains and losses of Adobe Ventures.

        During the three months ended June 4, 2004, investment gains included gains related to our Adobe Ventures and our cost method investments totaling $0.4 million. Gains on short-term investments were $0.5 million. During the six months ended June 4, 2004, investment losses included losses related to our Adobe Ventures and our cost method investments totaling $0.9 million. These losses were partially offset by gains from short-term investments of $0.2 million and gains on sales of equity securities of $0.5 million.

        During the three months ended May 30, 2003, investment losses included losses related to our Adobe Ventures and our cost method investments totaling $3.6 million. During the six months ended May 30, 2003, investment losses included write-downs due to other-than-temporary declines in value of $3.9 million related to our short-term investments. Investment losses also included losses related to our Adobe Ventures and our cost method investments totaling $7.2 million. These losses were partially offset by gains from the sale of our marketable equity securities of $0.8 million.

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

        Interest and other income increased during the three and six months ended June 4, 2004 as compared to the three and six months ended May 30, 2003 due to increased interest income as a result of higher levels of cash during fiscal 2004.

Provision for Income Taxes for the Three and Six Months Ended June 4, 2004 and May 30, 2003

	Three Months			Six Months
			Percent Change			Percent Change
	2004	2003		2004	2003
Provision for income taxes	$38.4	$27.5	40%	$81.7	$50.8	61%
Percentage of total revenues	9%	9%		10%	8%
Effective tax rate	26%	30%		26%	30%

        Our effective tax rate decreased in the three and six months ended June 4, 2004 as compared to the three and six months ended May 30, 2003 due to higher international profits which are taxed at a lower effective tax rate.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

        As previously discussed, our actual results could differ materially from our forward looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. These and many other factors described in this report could adversely affect our operations, performance and financial condition.

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

Delays in development or shipment of our new products or major new versions of existing products

        Any delays or failures in developing and marketing our products, including upgrades of current products, may have a harmful impact on our results of operations. Our inability to extend our core technologies into new applications and new platforms and to anticipate or respond to technological changes could affect continued market acceptance of our products and our ability to develop new products. A portion of our future revenue will come from new applications. Delays in product or upgrade introductions could cause a decline in our revenue, earnings or stock price. We cannot determine the ultimate effect these delays or the introduction of new products or upgrades will have on our revenue or results of operations.

Introduction of new products by existing and new competitors, particularly Microsoft

        The end markets for our software products are intensely and increasingly competitive, and are significantly affected by product introductions and market activities of industry competitors. Microsoft has an electronic form tool called InfoPath included as part of its latest professional Office product that competes with certain aspects of our Intelligent Documents product line. Given Microsoft's market dominance, InfoPath, or any new competitive Microsoft product or technology that is bundled as part of its Office product or operating system, could harm our overall Intelligent Documents market opportunity. In addition, Microsoft is working on the next generation of its Windows operating system, codenamed Longhorn. It is anticipated that Microsoft will add new electronic document capabilities to Longhorn, potentially providing additional competition to our Intelligent Document products and solutions. We are also seeing an increase in competition from clone PDF products marketed by other companies. Microsoft also has increased its presence in the low-end and mid-range consumer digital imaging markets. Additionally, digital camera manufacturers have begun to bundle their own or our competitors' digital video software products with their digital camera products. If these competing products achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations.

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

Intellectual property disputes and litigation

        In connection with the enforcement of our own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third-party rights, including but not limited to patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. Adverse decisions in such litigation or disputes could have negative results, including subjecting us to significant liabilities, requiring us to seek licenses from others, preventing us from manufacturing or licensing certain of our products, or causing severe disruptions to our operations or the markets in which we compete, any one of which could seriously harm our business.

        Additionally, although we actively pursue software pirates as part of our enforcement of our intellectual property rights, we do lose revenue due to illegal use of our software. If piracy activities increase, it may further harm our business.

Changes to our distribution channel

        We distribute our application products primarily through distributors, resellers, retailers and increasingly systems integrators, ISVs and VARs (collectively referred to as "distributors"). A significant amount of our revenue for application products is from two distributors. In addition, our channel program focuses our efforts on larger distributors, which has resulted in our dependence on a relatively small number of distributors licensing a large amount of our products. Our distributors also sell our competitors' products, and if they favor our competitors' products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. In addition, the financial health of these distributors and our continuing relationships with them are becoming more important to our success. Some of these distributors may be unable to withstand adverse changes in business conditions. Our business could be seriously harmed if the financial condition of some of these distributors substantially weakens.

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

Interruptions or terminations in our relationships with our turnkey assemblers

        We currently rely on six turnkey assemblers of our products, with at least two turnkeys located in each major region we serve. If any significant turnkey assembler terminates its relationship with us, or if our supply from any significant turnkey assembler is interrupted or terminated for any other reason, we may not have enough time or be able to replace the supply of products replicated by that turnkey assembler to avoid serious harm to our business.

Our future operating results are difficult to predict and are likely to fluctuate substantially from quarter to quarter

        As a result of a variety of factors discussed herein, our quarterly revenues and operating results for a particular period are difficult to predict. Our revenues may grow at a slower rate than experienced in previous periods and, in particular periods, may decline. Additionally, we periodically provide operating model targets for revenue, gross margin, operating expenses, operating margin, other income, tax rate, share count and earnings per share. These targets reflect a number of assumptions, including assumptions about product pricing and demand, economic and seasonal trends, manufacturing costs and volumes, the mix of shrinkwrap and licensing revenue, full and upgrade products, distribution channels and geographic markets. If one or more of these assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.

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

Changes in accounting rules

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission (the "SEC") and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

  •
  software revenue recognition

  •
  accounting for stock-based compensation

  •
  accounting for goodwill and other intangible assets

  •
  accounting for guarantees and indemnities

  •
  accounting for variable interest entities

  •
  accounting for business combinations

        In particular, FASB guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. It is possible that in the future, we may incur less frequent, but larger, impairment charges related to previously recorded goodwill, as well as goodwill arising out of potential future acquisitions. Changes to these rules or current practices may have a significant adverse effect on our reported financial results or in the way in which we conduct our business.

Unanticipated changes in tax rates

        Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities

        In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial position.

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

Our inability to attract and retain key personnel

        Much of our future success depends on the continued service and availability of skilled personnel. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where the majority of our employees are located. We have relied on our ability to grant stock options as one mechanism for recruiting and retaining such highly skilled personnel. Potential accounting regulations requiring the expensing of stock options may impair our ability to provide these incentives without incurring significant compensation costs. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed.

Future earnings and stock price may be subject to volatility

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

        All stock option grants to current executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors. All members of the Executive Compensation Committee are independent directors, as defined in the current rules applicable to issuers listed on the Nasdaq National Market. See the "Report of the Executive Compensation Committee" appearing in our Proxy Statement for further information concerning the policies and procedures, of Adobe and the Executive Compensation Committee, regarding the use of stock options.

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

        Options granted to employees, directors and Named Executive Officers for the six months ended June 4, 2004 and for fiscal year 2003 are summarized as follows:

	2004	2003
Net grants† during the period as % of outstanding shares	2%	(3)%
Net grants to Named Executive Officers during the period as % of total options granted	10%	0%
Net grants to Named Executive Officers during the period as % of outstanding shares	* %	0%
Cumulative options held by Named Executive Officers as % of total options outstanding	16%	16%

†
"Net grants" equals the sum of the number of shares subject to options granted to all employees, directors and Named Executive Officers during the specified period reduced by the number of shares subject to options which were canceled or otherwise terminated during such period. Net grants during fiscal 2003 reflect the cancellation of options under our stock option exchange program. Net grants as a percentage of outstanding shares are based on 238.7 million shares and 238.3 million shares of our common stock outstanding as of June 4, 2004 and November 28, 2003, respectively.

*
Less than 1%.

General Option Information

        The following table sets forth the summary of option activity under our stock option program:

	Six Months Ended June 4, 2004			Year Ended November 28, 2003
	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Beginning of period	12,953,370	42,469,653	$32.80	5,566,971	57,847,050	$35.64
Granted	(9,510,631)	9,510,631	41.59	(1,994,130)	1,994,130	33.12
Exercised	—	(3,761,652)	24.96	—	(7,978,054)	23.81
Canceled	595,548	(595,548)	41.29	9,388,535	(9,393,473)	58.00
Expired	(9,259)	—	—	(8,006)	—	—

End of period	4,029,028	47,623,084	$35.07	12,953,370	42,469,653	$32.80

        The following table sets forth a comparison as of June 4, 2004, of the number of shares subject to outstanding options with exercise prices at or below the closing price of our common stock on June 4, 2004 ("In-the-Money" options) to the number of shares subject to outstanding options with exercise prices greater than the closing price of our common stock on such date ("Out-of-the-Money" options):

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money*	22,129,501	18,763,528	40,893,029	86%
Out-of-the-Money	6,724,517	5,538	6,730,055	14%

Total Options Outstanding	28,854,018	18,769,066	47,623,084	100%

*
The closing price of our common stock was $45.42 on June 4, 2004, as reported by the Nasdaq National Market.

Named Executive Officer Option Grants

        The following table sets forth information regarding stock options granted during the six months ended June 4, 2004, to our Named Executive Officers. All options were granted with an exercise price equal to the closing price of our common stock on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with exercise. These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term of seven years. The assumed 5% and 10% rates of stock price appreciation are provided for purposes of illustration only and do not represent our estimate or projection of the future price of our common stock. (In actual shares and dollars)

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted
		% of Total Options Granted to Employees(1) Year-to-Date
Name			Exercise Price	Expiration Date
					5%	10%
Bruce R. Chizen	450,000	5%	$43.55	5/19/2011	$7,978,151	$18,592,483
Shantanu Narayen	150,000	2	43.55	5/19/2011	2,659,384	6,197,494
Murray J. Demo	125,000	1	43.55	5/19/2011	2,216,153	5,164,579
Jim Stephens	100,000	1	43.55	5/19/2011	1,772,922	4,131,663
James Heeger	100,000	1	43.55	5/19/2011	1,772,922	4,131,663

(1)
Based on approximately 9.5 million shares subject to options granted to employees under our option plans to date during fiscal 2004.

Stock Option Exercises and Option Holdings

        The following table shows stock options exercised by the Named Executive Officers in the six months ended June 4, 2004, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of June 4, 2004, is shown. Also reported are the values for "In-the-Money" options. The dollar amounts shown in the "In-the-Money" column represent the positive spread between the exercise price of any such existing stock options and closing price as of June 4, 2004 of our common stock. (In actual shares and dollars)

			Number of Securities Underlying Unexercised Options at June 4, 2004
					Value of Unexercised In-the-Money Options at June 4, 2004(2)
	Number of Shares Acquired Upon Exercise
Name		Value Realized Upon Exercise(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce R. Chizen	—	$—	2,174,072	1,085,419	$15,055,484	$12,832,690
Shantanu Narayen	—	—	1,131,965	514,585	9,031,691	7,164,385
Murray J. Demo	—	—	908,706	473,961	5,655,363	6,829,061
Jim Stephens	50,000	677,391	573,541	323,961	3,607,643	4,413,561
James Heeger	—	—	268,749	381,251	3,206,868	4,385,132

(1)
The "value realized" represents the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. See related Section 16 filings for detailed information on dispositions of shares.

(2)
Option values are based on $45.42, the closing price of our common stock on June 4, 2004, as reported by the Nasdaq National Market.

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans as of June 4, 2004:

	Equity Compensation Plan Information
Plan Category(1)	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	47,619,484	$35.07	20,383,173(2)

(1)
The information presented in this table excludes options assumed by Adobe in connection with acquisitions of other companies. As of June 4, 2004, 3,600 shares of our common stock were issuable upon the exercise of these assumed options, at a weighted average exercise price of $7.13 per share.

(2)
Includes 13.6 million shares that are reserved for issuance under our 1997 Employee Stock Purchase Plan.

LIQUIDITY AND CAPITAL RESOURCES

	June 4, 2004	November 28, 2003	Percent Change
Cash, cash equivalents and short-term investments	$1,281.2	$1,096.5	17%
Working capital	$1,063.6	$892.5	19%
Stockholders' equity	$1,262.3	$1,100.8	15%

        Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is detailed below.

        Net cash provided by operating activities was $332.5 million for the six months ended June 4, 2004, an increase of $125.0 million from the $207.4 million provided for the six months ended May 30, 2003. Cash provided by operating activities, in the six months ended June 4, 2004, primarily comprised net income, net of non-cash related expenses. Working capital sources of cash were a decrease in accounts receivable and an increase in accrued expenses. Our days sales outstanding in receivables ("DSO") decreased from 36 days to 23 days. Our accounts receivable and DSO decreased due to shipments occurring earlier in the period and increased levels of cash collections. Accrued expenses increased primarily due to compensation costs, sales and marketing programs and other accrued expenses. Working capital uses of cash included a decrease in income taxes payable due to tax payments made for both agreed and disputed tax assessments.

        Net cash used for investing activities was $217.3 million for the six months ended June 4, 2004, a decrease of $33.7 million from the $251.0 million used in the six months ended May 30, 2003. Net cash used for investing activities, in the six months ended June 4, 2004, was primarily due to purchases of short-term investments, net of maturities and sales. Additionally, we used $15.5 million, net of cash received of $0.3 million, in connection with our acquisition of Q-Link. See Note 2 of our Notes to Condensed Consolidated Financial Statements for further information regarding this acquisition. We expect to continue to invest in short-term investments and purchase additional property and equipment to support our growth.

        Net cash used for financing activities was $86.2 million in the six months ended June 4, 2004, an increase of $85.1 million from the $1.2 million provided in the six months ended May 30, 2003. During the six months ended June 4, 2004, we repurchased 3.9 million shares as compared to 1.6 million shares during the six months ended May 30, 2003. Cash used for stock repurchases during fiscal 2004 increased from the same period in fiscal 2003 due to a higher average cost per share, a higher number of shares being repurchased, and a $50.0 million prepayment made related to the stock purchase agreement entered into during the second quarter of fiscal 2004 (see Note 7 of our Notes to Condensed Consolidated Financial Statements for further information). The cost of the repurchases was partially offset by proceeds received from employees exercising their stock options. The increase in proceeds received is due to a higher number of options being exercised as well as higher option exercise prices.

        We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for the second quarter of fiscal 2004. Under the terms of our lease agreements for our San Jose headquarters, we are not prohibited from paying cash dividends unless an event of default occurs. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

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

        Adobe uses highly regarded investment management firms to manage most of our invested cash. External investment firms actively managed 90% of Adobe's invested balances during the six months ended June 4, 2004. The fixed income portfolio is primarily invested in municipal bonds within the U.S. and in highly rated corporate and sovereign obligations outside of the U.S. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes. All investments are made according to guidelines and within compliance of policies approved by the Board of Directors.

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

Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program designed to minimize dilution from stock issuance primarily from employee stock plans, we repurchase shares in the open market and from time to time enter into structured repurchase agreements with third parties.

        Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. Refer to Part II, Item 2(e) in this filing for share repurchases during the quarter ended June 4, 2004.

        On March 29, 2004, we entered into a stock purchase agreement with a large financial institution. Under this agreement, we have provided the financial institution with an up-front payment of $50.0 million and the financial institution has agreed to deliver to us at certain intervals during the contract term a number of our shares based on the volume weighted average price during such intervals less a specified discount. Upon payment, the $50.0 million was classified as treasury stock on our balance sheet. Refer to Part II, Item 2(e) in this filing for shares delivered pursuant to this agreement during the quarter ended June 4, 2004. At the expiration of this contract on June 30, 2004, we received the remaining shares pursuant to the agreement.

        On June 30, 2004, we entered into another stock purchase agreement with a large financial institution. Under this agreement, we have provided the financial institution with an up-front payment of $100.0 million and the financial institution has agreed to deliver to us at certain intervals during the contract term a number of our shares based on the volume weighted average price during such intervals less a specified discount. This contract will expire on or before October 1, 2004.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        Our principal commitments as of June 4, 2004 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 8 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

  Lease Commitments

        The two lease agreements discussed in Note 8 of our Notes to Condensed Consolidated Financial Statements are subject to standard financial covenants. The agreements limit the amount of indebtedness we can incur. A leverage covenant requires us to keep our debt to EBITDA ratio less than 2.5:1.0. As of June 4, 2004 our debt to EBITDA ratio was 0.42, well within the limit. We also have a liquidity covenant which requires us to maintain a quick ratio equal to or greater than 1.0. As of June 4, 2004, our quick ratio was 2.5, well above the minimum. We expect to remain within compliance in the next 12 months. We are comfortable with these limitations and believe they will not impact our cash or credit in the coming year or restrict our ability to execute our business plan.

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

        We have commitments to make certain milestone and/or retention payments typically entered into in conjunction with various acquisitions, for which we have made accruals in our consolidated financial statements. In connection with certain acquisitions and purchases of technology assets during fiscal 2003 and 2004, we entered into employee retention agreements totaling $2.7 million and are required to make payments upon satisfaction of certain conditions in the agreements. These costs are being amortized over the retention period to compensation expense. During the second quarter of fiscal 2004, we made payments of $1.1 million. As of June 4, 2004, we have $1.6 million remaining to be paid under our retention agreements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In comparison with what we disclosed in our Annual Report on Form 10-K for fiscal 2003, we believe that there have been no significant changes in our market risk exposures for the quarter ended June 4, 2004.

ITEM 4. CONTROLS AND PROCEDURES

        Based on their evaluation as of June 4, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and Form 10-Q.

        There were no changes in our internal controls over financial reporting during the quarter ended June 4, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

        On September 4, 2002, Adobe initiated arbitration proceedings in London, England ("the London Arbitration") against AMT, seeking a declaration that Adobe's distribution of font software that generates AMT typefaces did not breach its contract pursuant to which it licensed certain rights with respect to AMT typefaces and, therefore, that AMT did not have the right to terminate the agreement. AMT made certain breach of contract claims in response to Adobe's arbitration demand. On June 28, 2004, the arbitrators held that the contract remains in full force and that AMT does not have the right to terminate it. The arbitrators found in favor of AMT on only one of its three claims, but have not yet ruled on whether AMT is entitled to recover any damages from Adobe on that claim. We believe that a damage award, if any, will not have a material adverse effect on Adobe.

        On September 5, 2002, AMT and ITC filed suit against Adobe in the U.S. District Court, Eastern District of Illinois ("the Illinois Action"), asserting only that Adobe's distribution of the superseded 5.0 version of Adobe Acrobat violated the DMCA.

        On November 13, 2002, ITC filed another suit against Adobe in the United States District Court for the Eastern District of Illinois, asserting that Adobe breached its contract with ITC and that ITC, not Adobe, owns the copyrights in font software created by Adobe which generates ITC typefaces.

        If ITC prevails on its breach of contract claims in the second Illinois action, ITC may have the right to terminate Adobe's right to distribute any of its products that then still contain font software that generates ITC typefaces. The results of any litigation are inherently uncertain and we cannot assure that we will be able to successfully defend ourselves against the actions described above. AMT and ITC seek an unspecified aggregate dollar amount of damages in the Illinois actions. A favorable outcome for AMT or ITC in these actions could have a material adverse effect on Adobe's financial position, cash flows or results of operations. We believe that all of AMT's and ITC's remaining claims are without merit and we are vigorously defending against them.

        On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc. and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled "Client-Server System Using Embedded Hypertext Tags for Application and Database Development." The Plaintiff's complaint asserts that "Defendants have infringed, and continue to infringe, one or more claims of the '712 patent by making, using, selling and/or offering for sale, inter alia, products supporting Microsoft Active Server Pages technology." The plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for "willful infringement," and fees and costs. We believe the action has no merit and are vigorously defending against it.

        On November 18, 2002, Plaintiffs Shell & Slate Software Corporation and Ben Weiss filed a civil action in the U.S. District Court in Los Angeles against Adobe alleging false designation of origin, trade secret misappropriation, breach of contract and other causes of action. The claim derives from the Plaintiffs' belief that the "healing brush" technique of Adobe Photoshop software incorporates the Plaintiffs' trade secrets. The Plaintiffs seek preliminary and permanent injunctive relief, compensatory, treble and punitive damages and fees and costs. We believe the action has no merit and are vigorously defending against it. On September 9, 2003, Adobe filed a counter-claim against Ben Weiss for breach of contract and misappropriation of trade secrets. Adobe seeks injunctive relief against any use of Adobe's trade secrets. Adobe seeks compensatory, statutory and punitive damages.

        On June 2, 2004, Plaintiff Information Technology Innovation, LLC filed suit against Adobe in the U.S. District Court, District of Colorado, alleging infringement of U.S. Patent No. 5,892,908, entitled "Method of Extracting Network Information." The Plaintiff's complaint asserts that Adobe infringes the '908 patent by making, using and selling "Acrobat Standard and Professional products". The plaintiff seeks unspecified compensatory damages, injunctive relief, and fees and costs. Adobe has not yet been served with the complaint. We believe the action has no merit, and if served, will vigorously defend against it.

        From time to time, in addition to those identified above, Adobe is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against Adobe. It is possible, nevertheless, that our financial position, cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(e)  Below is a summary of stock repurchases for the quarter ended June 4, 2004 (in thousands, except average price per share). See Note 7 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plans.

Plan/Period	Shares Repurchased(1)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be issued as of March 5, 2004			21,941,844
March 5, 2004 - April 2, 2004
From employees(2)	2,183	$40.10
Open market	525,000	38.93
April 3, 2004 - April 30, 2004
From employees(2)	651	41.92
Open market	961,600	41.69
May 1, 2004 - June 4, 2004
From employees(2)	409	44.21
Open market	458,000	43.06
Structured repurchases	565,516	42.12
Adjustments to repurchase authority for net dilution	—		3,306,027	(3)

Total shares repurchased	2,513,359		(2,513,359)

Ending shares available to be issued as of June 4, 2004			22,734,512	(4)

(1)
All shares were purchased as part of publicly announced plans.

(2)
The repurchases from employees represent shares canceled when surrendered in lieu of cash payments for withholding taxes due.

(3)
Adjustment of authority to reflect changes in the dilution from outstanding shares and options.

(4)
The remaining authorization for the ongoing stock repurchase plan is determined by combining all stock issuances, net of any canceled, surrendered or exchanged shares less all stock repurchases under the ongoing plan, beginning in the first quarter of fiscal 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders, held on April 28, 2004, our stockholders voted on the following proposals:

1.
Elect five Class I members of the Board of Directors to serve for a two-year term:

Name	Votes For	Votes Withheld
Michael R. Cannon	204,715,085	5,324,602
Bruce R. Chizen	201,814,673	8,225,014
James E. Daley	202,517,408	7,522,279
Charles M. Geschke	198,649,065	11,390,622
Delbert W. Yocam	175,813,820	34,225,867

2.
Approve an amendment to the 2003 Equity Incentive Plan increasing the share reserve thereunder by 4,500,000 shares.

For	107,603,068
Against	69,993,147
Abstain	1,616,021
Broker non-votes	30,827,451
3.
Consider and vote on a stockholder proposal for the Board of Directors to establish a policy of expensing in Adobe's annual income statement the costs of all future stock options issued by Adobe.

For	103,974,241
Against	70,955,755
Abstain	4,282,089
Broker non-votes	30,827,602
4.
Consider and vote on a stockholder proposal for the Executive Compensation Committee of the Board of Directors to adopt a policy requiring that senior executives retain a significant percentage of shares acquired through equity compensation programs during their employment, and to report to stockholders regarding the policy before Adobe's 2005 annual meeting of stockholders.

For	53,152,264
Against	122,067,970
Abstain	3,991,851
Broker non-votes	30,827,602
5.
Ratify the appointment of KPMG LLP as our independent auditors for our fiscal year ending on December 3, 2004.

For	201,230,105
Against	7,550,307
Abstain	1,259,274

ITEM 5. OTHER INFORMATION

        Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved in the second quarter of 2004 by our Audit Committee to be performed by KPMG LLP, our external auditor. Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee. During the second quarter of 2004, the Audit Committee pre-approved the following non-audit services anticipated to be performed by KPMG LLP: 1) fiscal 2003 tax return services and 2) fiscal 2002 and 2003 statutory audits.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Index to Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Bylaws as currently in effect	10-K	02/26/03	3.2
3.2	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
4.1	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
10.1	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.2	Revised Bonus Plan*	10-Q	02/28/97	10.21.3
10.3	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.4	1994 Stock Option Plan*	10-Q	5/27/94	10.1.7
10.5	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.6	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.7	1996 Outside Directors Stock Option Plan*	10-Q	05/31/96	10.36
10.8	1996 Outside Directors' Stock Option Plan, as amended*	S-8	6/16/00	4.7
10.9	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.10	1996 Outside Directors Stock Option Plan, as amended*	10-Q	7/16/01	10.75
10.11	1996 Outside Directors' Stock Option Plan, as amended*	S-8	6/14/02	4.6
10.12	1996 Outside Directors' Stock Option Plan, as amended*	10-K	2/5/04	10.33
10.13	1999 Nonstatutory Stock Option Plan*	S-8	9/15/99	4.6
10.14	1999 Nonstatutory Stock Option Plan, as amended*	S-8	12/22/00	4.6
10.15	1999 Nonstatutory Stock Option Plan, as amended*	S-8	3/15/01	4.7
10.16	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.17	1999 Equity Incentive Plan, as amended*	10-K	02/26/03	10.37
10.18	2003 Equity Incentive Plan	DEF 14A	3/17/03	10.1
10.19	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.20	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.21	Amended, Restated and Consolidated Master Lease of Land and Improvements by and between Sumitomo Bank Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	9/3/99	10.53
10.22	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54
10.23	Credit Agreement among Adobe Systems Incorporated, Lenders Named therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.66
10.24	Amendment No. 1 to 1999 Credit Agreement among Adobe Systems Incorporated, Lenders Named Therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.67
10.25	Amendment No. 1 to Amended, Restated and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	7/16/01	10.68
10.26	Amendment No. 2 to Amended, Restated, and Consolidated Master Lease of Land and Improvements between Adobe Systems Incorporated and Sumitomo Bank Leasing and Finance, Inc.	10-Q	9/1/00	10.68
10.27	Lease agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.28	Participation agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.29	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80
10.30	Amendment No.1 to Lease Agreement between Adobe and Selco Services Corporation	10-K	02/26/03	10.81
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934[nc_cad,217]	X
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934[nc_cad,217]	X

*
Compensatory plan or arrangement

†
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Systems Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

(b)
Reports on Form 8-K

(i)
On March 18, 2004, Adobe filed a report on Form 8-K under Item 12 announcing its financial results for the quarter ended March 5, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED
By	/s/ MURRAY J. DEMO Murray J. Demo, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: July 8, 2004

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
ADOBE SYSTEMS INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share data) (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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