Form 10-Q
period 2004-09-03
ADOBE SYSTEMS INC
filed 2004-10-07
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 3, 2004

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

        The number of shares outstanding of the registrant's common stock as of October 1, 2004 was 238,627,028.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 3, 2004	November 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$198,700	$189,917
Short-term investments	941,072	906,616
Trade receivables, net	110,573	146,311
Other receivables	26,518	27,731
Deferred income taxes	30,113	35,875
Other current assets	26,595	22,578

Total current assets	1,333,571	1,329,028
Property and equipment, net	89,029	77,007
Goodwill	110,260	95,971
Purchased and other intangibles, net	14,200	15,318
Investment in lease receivable	126,800	—
Other assets	46,948	37,721

Total assets	$1,720,808	$1,555,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$36,661	$37,437
Accrued expenses	169,724	160,009
Income taxes payable	176,691	193,484
Deferred revenue	47,148	45,600

Total current liabilities	430,224	436,530
Other long-term liabilities	5,097	—
Deferred income taxes	59,731	17,715
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value	29,576	29,576
Additional paid-in-capital	1,006,431	874,126
Retained earnings	2,128,353	1,800,398
Accumulated other comprehensive loss	(558)	(999)
Treasury stock, at cost, (58,860 and 57,464 shares in 2004 and 2003, respectively), net of re-issuances	(1,938,046)	(1,602,301)

Stockholders' equity	1,225,756	1,100,800

Total liabilities and stockholders' equity	$1,720,808	$1,555,045

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 3, 2004	August 29, 2003	September 3, 2004	August 29, 2003
Revenue:
Products	$395,450	$312,633	$1,213,755	$917,538
Services and support	8,263	6,489	23,324	18,625

Total revenue	403,713	319,122	1,237,079	936,163

Cost of revenue:
Products	19,035	18,854	62,685	58,426
Services and support	4,534	3,223	12,321	9,369

Total cost of revenue	23,569	22,077	75,006	67,795

Gross profit	380,144	297,045	1,162,073	868,368
Operating expenses:
Research and development	80,072	68,814	231,196	203,892
Sales and marketing	122,939	106,134	380,854	309,874
General and administrative	36,819	30,321	104,608	90,857
Restructuring and other charges	—	(439)	—	(439)

Total operating expenses	239,830	204,830	716,658	604,184

Operating income	140,314	92,215	445,415	264,184
Non-operating income (loss):
Investment loss, net	(1,494)	(2,996)	(1,652)	(13,254)
Interest and other income	2,343	2,958	11,502	10,492

Total non-operating income (loss)	849	(38)	9,850	(2,762)

Income before income taxes	141,163	92,177	455,265	261,422
Provision for income taxes	36,702	27,653	118,368	78,427

Net income	$104,461	$64,524	$336,897	$182,995

Basic net income per share	$0.44	$0.28	$1.41	$0.79

Shares used in computing basic net income per share	238,471	233,364	238,491	232,288

Diluted net income per share	$0.42	$0.27	$1.37	$0.77

Shares used in computing diluted net income per share	247,113	240,495	246,749	238,592

Cash dividends declared per share	$0.0125	$0.0125	$0.0375	$0.0375

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 3, 2004	August 29, 2003
Cash flows from operating activities:
Net income	$336,897	$182,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,007	36,239
Stock compensation expense	294	2,459
Deferred income taxes	48,442	17,324
Provision for (recovery of) losses on receivables	(2,152)	1,300
Tax benefit from employee stock option plans	29,972	12,349
Net gains on sales and impairments of investments	1,645	13,254
Non-cash restructuring and other charges	—	(439)
Changes in operating assets and liabilities:
Receivables	39,518	4,577
Other current assets	(1,509)	(12,246)
Trade and other payables	(776)	(5,695)
Accrued expenses	13,591	22,692
Accrued restructuring charges	(777)	(8,426)
Income taxes payable	(16,793)	27,714
Deferred revenue	1,548	10,424

Net cash provided by operating activities	492,907	304,521

Cash flows from investing activities:
Purchases of short-term investments	(955,732)	(483,268)
Maturities and sales of short-term investments	914,016	206,366
Acquisitions of property and equipment	(41,352)	(26,864)
Purchases of long-term investments and other assets	(19,024)	(15,859)
Cash paid for acquisitions	(15,545)	(16,500)
Investment in lease receivable	(126,800)	—
Proceeds from sale of equity securities	3,145	2,321

Net cash used for investing activities	(241,292)	(333,804)

Cash flows from financing activities:
Purchase of treasury stock	(408,666)	(84,537)
Proceeds from issuance of treasury stock	174,960	81,100
Payment of dividends	(8,960)	(8,701)

Net cash used for financing activities	(242,666)	(12,138)

Effect of foreign currency exchange rates on cash and cash equivalents	(166)	2,198

Net increase (decrease) in cash and cash equivalents	8,783	(39,223)
Cash and cash equivalents at beginning of period	189,917	183,684

Cash and cash equivalents at end of period	$198,700	$144,461

Supplemental disclosures:
Cash paid during the period for income taxes	$59,426	$11,997

Non-cash investing and financing activities:
Cash dividends declared but not paid	$2,961	$2,917

Unrealized losses on available-for-sale securities, net of taxes	$(4,002)	$(502)

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

        Our product-related deferred revenue includes maintenance upgrade revenue and customer advances under OEM license agreements. Our maintenance upgrade revenue for our desktop application products is included in our product revenue line item as the maintenance primarily entitles customers to receive product upgrades. In cases where we provide a specified free upgrade to an existing product, we defer the fair value for the specified upgrade right until the future obligation is fulfilled or when the right to the specified free upgrade expires.

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

Stock-Based Incentive Compensation

        We account for our stock option plans and our employee stock purchase plan using the intrinsic value method under Accounting Principles Board Opinion No. 25. The following table sets forth the pro forma amounts of net income and net income per share, for the three and nine months ended September 3, 2004 and August 29, 2003, that would have resulted if we accounted for our employee stock plans under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Net income:
As reported	$104,461	$64,524	$336,897	$182,995
Add: Stock-based compensation expense for employees included in reported net income, net of related tax effects	31	429	191	1,599
Less: Total stock-based compensation expense for employees determined under the fair value based method, net of related tax effects	(22,186)	(36,453)	(84,445)	(153,101)

Pro forma	$82,306	$28,500	$252,643	$31,493

Basic net income per share:
As reported	$0.44	$0.28	$1.41	$0.79
Pro forma	$0.35	$0.12	$1.06	$0.14
Diluted net income per share:
As reported	$0.42	$0.27	$1.37	$0.77
Pro forma	$0.33	$0.12	$1.02	$0.13

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

        For purposes of determining expected volatility, we considered implied volatility in market-traded options on our common stock as well as third party volatility quotes. In addition, we considered historical volatility. We will continue to monitor these and other relevant factors used to measure expected volatility for future option grants.

        The assumptions used to value the option grants and purchase rights, for the three and nine months ended September 3, 2004 and August 29, 2003, are as follows:

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Expected life of options (in years)	2.5	2.5	2.5	2.5 - 3
Expected life of purchase rights (in years)	1.24	1.24	1.24	1.24
Volatility	37%	40%	37 - 40%	40 - 66%
Risk free interest rate—options	2.68 - 2.85%	1.37%	2.18 - 3.11%	1.36 - 1.74%
Risk free interest rate—purchase rights	1.24 - 1.76%	1.12 - 1.47%	1.24 - 1.76%	1.12 - 1.74%
Dividend yield	0.11%	0.13%	0.11 - 0.13%	0.13%

        Option and restricted stock grants vest over several years, and new option and restricted stock grants are generally made each year. Because of this, the amounts shown above may not be representative of the pro forma effect on reported net income in future years.

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

Recent Accounting Pronouncements

        In June 2004, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force Issue No. 02-14 ("EITF 02-14"), "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We do not expect the adoption of EITF 02-14 to have a material impact on our consolidated financial position, results of operations or cash flows.

        In March 2004, the FASB issued EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

        In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after December 15, 2003. We have considered the provisions of FIN 46R and believe it will not be necessary to include in our consolidated financial statements any assets, liabilities, or activities of the third-party entities holding our corporate headquarters leases. We have provided certain disclosures related to these leases in other areas of this Quarterly Report on Form 10-Q (see Note 8 of our Notes to Condensed Consolidated Financial Statements). Under the provisions of FIN 46R, we began consolidating our Adobe Ventures partnerships in the first quarter of fiscal 2004. This consolidation did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition," which supercedes Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." SAB 104 also incorporated certain sections of the SEC's "Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers" document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Cash and cash equivalents	$312
Accounts receivable, net	415
Other current assets	18
Purchased technology	1,380
Goodwill	14,289
Other intangible assets	290

Total assets acquired	16,704

Current liabilities	(99)
Liabilities recognized in connection with the business combination	(748)

Total liabilities assumed	(847)

Net assets acquired	$15,857

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES

        Below is a breakdown of our goodwill reported by segment as of September 3, 2004 and November 28, 2003:

	2004	2003
Digital Imaging and Video	$14,112	$14,112
Creative Professional	4,650	4,650
Intelligent Documents	91,498	77,209

Total goodwill	$110,260	$95,971

        In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we review our goodwill periodically for impairment. We completed our annual goodwill impairment test during the second quarter of fiscal 2004 and determined that the carrying amount of goodwill was not impaired.

        Purchased and other intangible assets, subject to amortization, were as follows as of September 3, 2004:

	Cost	Accumulated Amortization	Net
Purchased technology	$34,509	$(24,432)	$10,077

Localization	9,673	(6,050)	3,623
Trademarks	300	(124)	176
Other intangibles	1,002	(678)	324

Total other intangible assets	10,975	(6,852)	4,123

Total purchased and other intangible assets	$45,484	$(31,284)	$14,200

        Purchased and other intangible assets, subject to amortization, were as follows as of November 28, 2003:

	Cost	Accumulated Amortization	Net
Purchased technology	$28,509	$(18,875)	$9,634

Localization	$10,540	$(5,348)	$5,192
Trademarks	300	(97)	203
Other intangibles	716	(427)	289

Total other intangible assets	$11,556	$(5,872)	$5,684

Total purchased and other intangible assets	$40,065	$(24,747)	$15,318

        Amortization expense related to purchased and other intangible assets was $4.7 million and $13.7 million for the three and nine months ended September 3, 2004. Amortization expense related to purchased and other intangible assets was $3.7 million and $11.0 million for the three and nine months ended August 29, 2003. As of September 3, 2004, we expect amortization expense in future periods to be as shown below:

Fiscal year	Purchased Technology	Other Intangible Assets
Remainder of 2004	$1,729	$3,179
2005	4,833	800
2006	1,701	18
2007	507	18
2008	316	18
2009	316	18
Thereafter	675	72

Total expected amortization expense	$10,077	$4,123

NOTE 4. OTHER ASSETS

        Other assets consisted of the following as of September 3, 2004 and November 28, 2003:

	2004	2003
Investments	$34,212	$30,840
Security deposits and other	4,289	3,503
Land deposit	3,350	3,378
Prepaid rent	5,097	—

Total other assets	$46,948	$37,721

        We own limited partnership interests in Adobe Ventures which are consolidated in accordance with FIN 46R. The partnerships are controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. As of September 3, 2004 and November 28, 2003, the estimated fair value of our partnership interests in Adobe Ventures were $34.6 million and $30.6 million, respectively.

        We recognize realized gains and losses upon the sale of investments using the specific identification method. During the three and nine months ended September 3, 2004, investment losses included losses related to our Adobe Ventures and our cost method investments totaling $1.6 million and $2.4 million, respectively. These losses were partially offset by gains on our short-term investments of $0.1 million and $0.2 million, respectively. For the nine months ended September 3, 2004, investment losses were also partially offset by gains of $0.5 million from the sale of our marketable equity securities.

        During the three and nine months ended August 29, 2003, investment losses included losses related to our Adobe Ventures and our cost method investments totaling $2.8 million and $10.0 million, respectively. During the three months ended August 29, 2003, we recorded losses from the sale of our marketable equity securities of $0.1 million. During the three months ended August 29, 2003, investment losses also included write-downs due to other-than-temporary declines in value of $0.1 million related to our short-term investments. For the nine months ended August 29, 2003, the investment losses of $10.0 million were partially offset by gains of $0.7 million from the sale of our marketable equity securities. During the nine months ended August 29, 2003, investment losses also included write-downs due to other-than-temporary declines in value of $4.0 million related to our short-term investments.

        During the third quarter of fiscal 2004, we restructured the lease for two of our headquarter office buildings. See Note 8 of our Notes to Condensed and Consolidated Financial Statements for additional information. The lease agreement provides for a residual value guarantee. In accordance with FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," we have recognized the fair value of the residual value guarantee of $5.2 million as a long-term liability on our balance sheet with the offsetting entry to prepaid rent in other assets. The balance will be amortized to the income statement over five years, the life of the lease. As of September 3, 2004, the unamortized portion of the fair value of the residual value guarantee remaining in prepaid rent was $5.1 million.

NOTE 5. ACCRUED EXPENSES

        Accrued expenses consisted of the following as of September 3, 2004 and November 28, 2003:

	2004	2003
Accrued compensation and benefits	$82,032	$65,870
Sales and marketing allowances	11,265	14,169
Accrued restructuring	355	1,132
Other	76,072	78,838

Total accrued expenses	$169,724	$160,009

NOTE 6. RESTRUCTURING AND OTHER CHARGES

        In connection with our acquisition of Accelio in the second quarter of fiscal 2002, we recognized $14.5 million in liabilities associated with a worldwide reduction in force of Accelio employees, transaction costs, costs related to closing redundant facilities and terminating contracts and other exit costs associated with the acquisition. As of September 3, 2004, $0.4 million remained accrued and comprised transaction and facilities costs. Transaction costs primarily relate to the liquidation of Accelio's subsidiaries and are expected to be paid through fiscal 2004. Facility costs relate to leases we assumed upon acquisition of Accelio that terminate at various times through September 2006.

        A summary of restructuring activities, related to our acquisition of Accelio, is as follows:

	Balance at November 28, 2003	Cash Payments	Adjustments	Balance at September 3, 2004
Transaction costs	$255	$(112)	$(19)	$124
Cost of closing redundant facilities	829	(598)	—	231
Other exit costs	48	(5)	(43)	—

Total	$1,132	$(715)	$(62)	$355

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

        During the three and nine months ended September 3, 2004, we repurchased 4.5 million shares at an average price of $43.32 and 8.5 million shares at an average price of $42.00, respectively, through open market repurchases and structured repurchase agreements. During the three and nine months ended August 29, 2003, we repurchased 1.2 million shares at an average price of $32.96 and 2.8 million shares at an average price of $30.39, respectively, through open market repurchases and the exercise of put and call options.

        During the second and third quarters of fiscal 2004, we entered into several stock purchase agreements with a large financial institution. Under these agreements, we provided the financial institution with up-front payments totaling $150.0 million. The financial institution agreed to deliver to us, at certain intervals during the contract term, a certain number of our shares based on the volume weighted average price during such intervals less a specified discount. Upon payment, the $150.0 million was classified as treasury stock on our balance sheet. As of September 3, 2004, approximately $53.1 million of the up-front payment remained under an agreement that expired October 1, 2004. At the expiration of this agreement, we received the remaining shares.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

        We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2025. We also have one land lease that expires in 2091.

        We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the "Almaden tower," and the "East and West towers."

        In December 2003, upon completion of construction, we began a five year lease agreement for the Almaden tower. Under the agreement, we have the option to purchase the building at any time during the lease term for the lease balance, which is approximately $103.0 million. The maximum recourse amount ("residual value guarantee") under this obligation is $90.8 million.

        In August 2004, we extended the lease agreement for our East and West towers for an additional five years with an option to extend for an additional five years solely at Adobe's election. As part of the lease extension, we purchased a portion of the lease receivable of the lessor for $126.8 million, which is recorded as an investment in lease receivable on our consolidated balance sheet. This purchase may be credited against the residual value guarantee if we purchase the properties or repaid from the sale proceeds if the properties are sold to third parties. Under the agreement for the East and West towers, we have the option to purchase the buildings at any time during the lease term for the lease balance, which is approximately $143.2 million. The maximum recourse amount ("residual value guarantee") under this obligation is $126.8 million.

        These two leases are both subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessor quarterly. As of September 3, 2004, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease term for an additional five year term, purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount.

Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

        The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we have recognized a $5.2 million liability related to the East and West tower lease that was extended in August 2004. This liability is recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the lease. As of September 3, 2004, the unamortized portion of the fair value of the residual value guarantee remaining in other long-term liabilities was $5.1 million.

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

        We have commitments to make certain milestone and/or retention payments typically entered into in conjunction with various acquisitions, for which we have made accruals in our consolidated financial statements. In connection with certain acquisitions and purchases of technology assets during fiscal 2003 and 2004, we entered into employee retention agreements and are required to make payments upon satisfaction of certain conditions in the agreements. These costs are being amortized over the retention period to compensation expense. As of September 3, 2004, we have $1.6 million remaining to be paid under our retention agreements.

        As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that reduces our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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

        We accrue for costs associated with future obligations which include costs for undetected bugs that are discovered only after the product is installed and used by customers. The accrual remaining as of September 3, 2004 primarily relates to our digital video software products. The table below summarizes the activity related to the accrual for the nine months ended September 3, 2004:

Balance at November 28, 2003	Accruals	Payments	Balance at September 3, 2004
$ 3,185	$ 114	$ (3,285)	$ 14

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

        If ITC prevails on its breach of contract claims in the second Illinois action, ITC may have the right to terminate Adobe's right to distribute any of its products that then still contain font software that generates ITC typefaces. The results of any litigation are inherently uncertain and we cannot assure that we will be able to successfully defend ourselves against the actions described above. AMT and ITC seek an unspecified aggregate dollar amount of damages in the Illinois actions. A favorable outcome for AMT or ITC in these actions could have a material adverse effect on Adobe's consolidated financial position, cash flows or results of operations. We believe that all of AMT's and ITC's remaining claims are without merit and we are vigorously defending against them. We cannot estimate any possible loss at this time.

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

        On June 2, 2004, Plaintiff Information Technology Innovation, LLC filed suit against Adobe in the U.S. District Court, District of Colorado, alleging infringement of U.S. Patent No. 5,892,908, entitled "Method of Extracting Network Information." The Plaintiff's complaint asserted that Adobe infringes the '908 patent by making, using and selling "Acrobat Standard and Professional products." The plaintiff sought unspecified compensatory damages, injunctive relief, and fees and costs. In September 2004, the Plaintiff dismissed this case with prejudice.

        In connection with our anti-piracy efforts, conducted both internally and through the Business Software Alliance ("BSA"), from time to time we undertake litigation against alleged copyright infringers. Such lawsuits may lead to counter-claims alleging improper use of litigation or violation of other local law and have recently increased in frequency, especially in Latin American countries. We believe we have valid defenses with respect to such counter-claims; however, it is possible that our consolidated financial position, cash flows or results of operations could be affected in any particular period by the resolution of one or more of these counter-claims.

        From time to time, in addition to those identified above, Adobe is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against Adobe. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of these contingencies.

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

        We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to other income (loss) on the consolidated statement of income at that time. For the three and nine months ended September 3, 2004, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

Gain (Loss) on Hedges of Forecasted Transactions:

	Other Comprehensive Income (Loss)
Balance Sheet	September 3, 2004	November 28, 2003
Recognized but Unrealized—Open Transactions:
Unrealized net gain (loss) remaining in other comprehensive income (loss)	$2,120	$(867)

	Three Months Ended
	September 3, 2004		August 29, 2003
Income Statement	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Realized—Closed Transactions:
Realized net gain (loss) reclassified from other comprehensive income (loss) to revenue	$1,055	$—	$(935)	$—
Realized net loss from the cost of purchased options and gains or losses from any ineffective portion of hedges	—	(1,718)	—	(1,478)
Recognized but Unrealized—Open Transactions:
Unrealized net gain (loss) from time value degradation and any ineffective portion of hedges	—	(555)	—	490

	$1,055	$(2,273)	$(935)	$(988)

	Nine Months Ended
	September 3, 2004		August 29, 2003
	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Realized—Closed Transactions:
Realized net loss reclassified from other comprehensive income (loss) to revenue	$(514)	$—	$(3,382)	$—
Realized net loss from the cost of purchased options and gains or losses from any ineffective portion of hedges	—	(4,793)	—	(3,023)
Recognized but Unrealized—Open Transactions:
Unrealized net loss from time value degradation and any ineffective portion of hedges	—	(648)	—	(1,172)

	$(514)	$(5,441)	$(3,382)	$(4,195)

Interest Rate Hedging—Hedging of Interest Rate Sensitive Obligations

        We have entered into interest rate swap agreements to manage our exposure to operating lease obligations that are tied to short-term interest rates. The swaps allow us to exchange variable interest rate payments for fixed interest rate payments, thereby securing a fixed payment amount for a portion of the total obligation. As of September 3, 2004, there were no swaps outstanding.

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged. At September 3, 2004, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

        Net gains recognized in other income (loss) relating to balance sheet hedging for the three and nine months ended September 3, 2004 and August 29, 2003 were as follows:

	Three Months		Nine Months
	2004	2003	2004	2003
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income (loss)	$(1,222)	$(3,470)	$(2,050)	$6,485
Net unrealized gain (loss) recognized in other income (loss)	(640)	(2,511)	1,533	(1,174)

	(1,862)	(5,981)	(517)	5,311

Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income (loss)	(1,110)	1,270	(7,062)	(5,058)
Net unrealized gain recognized in other income (loss)	2,276	3,796	7,405	1,205

	1,166	5,066	343	(3,853)

Net gain (loss) recognized in other income (loss)	$(696)	$(915)	$(174)	$1,458

Fair Value Hedges—Hedging of Foreign Currency Denominated Available for Sale Securities

        During the second and third quarter of fiscal 2004, a portion of our investment portfolio was invested in euro denominated securities. In order to mitigate the currency risk of those euro denominated securities, we entered into forward contracts. We designated these forward contracts as fair value hedges. As of September 3, 2004, there were no euro denominated securities in the investment portfolio and no remaining fair value hedges.

        Net gains recognized in other income (loss) relating to fair value hedges for the three and nine months ended September 3, 2004 and August 29, 2003 were as follows:

	Three Months		Nine Months
	2004	2003	2004	2003
Gain (loss) on foreign currency assets and liabilities:
Net realized gain recognized in other income (loss)	$297	$—	$2,234	$—
Net unrealized loss recognized in other income (loss)	(1,755)	—	(1,935)	—

	(1,458)	—	299	—

Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income (loss)	(317)	—	3,026	—
Net unrealized gain (loss) recognized in other income (loss)	1,663	—	(3,482)	—

	1,346	—	(456)	—

Net loss recognized in other income (loss)	$(112)	$—	$(157)	$—

NOTE 10. COMPREHENSIVE INCOME

        Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of comprehensive income that we currently report are unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments. We also report gains and losses on derivative instruments qualifying as cash flow hedges such as (i) hedging a forecasted foreign currency transaction, (ii) the variability of cash flows to be received or paid related to a recognized asset or liability and (iii) interest rate hedges.

        The following table sets forth the components of comprehensive income, net of income tax expense, for the three and nine months ended September 3, 2004 and August 29, 2003:

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Net income as reported	$104,461	$64,524	$336,897	$182,995
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net of tax	3,024	3,891	(4,002)	6,711
Currency translation adjustments	(11)	(684)	(165)	2,198
Net gain (loss) in derivative instruments, net of taxes	850	(2,828)	4,609	(5,086)

Other comprehensive income	3,863	379	442	3,823

Total comprehensive income, net of taxes	$108,324	$64,903	$337,339	$186,818

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

        The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 3, 2004 and August 29, 2003:

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Net income	$104,461	$64,524	$336,897	$182,995

Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	238,471	233,364	238,491	232,288
Dilutive common equivalent shares:
Unvested restricted stock	11	45	11	45
Stock options	8,631	7,086	8,247	6,259

Shares used to compute diluted net income per share	247,113	240,495	246,749	238,592

Basic net income per share	$0.44	$0.28	$1.41	$0.79

Diluted net income per share	$0.42	$0.27	$1.37	$0.77

NOTE 12. INDUSTRY SEGMENTS

        We have four reportable segments that offer different product lines: Digital Imaging and Video, Creative Professional, Intelligent Documents, and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing, enhancing and sharing digital images and photographs, digital video and animations. The Creative Professional segment provides software for professional page layout, professional Web page layout, graphic and illustration creation, technical document publishing and business publishing. Additionally, this segment provides PhotoShop and Acrobat with its Adobe Creative Suite products. The Intelligent Documents segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, this segment provides server-based solutions for private and public sector enterprises, in the areas of document generation, document process management, document collaboration and document control and security. The OEM PostScript and Other segment includes printing technology used to create and print simple or visually rich documents with precision.

        The accounting policies of the operating segments are the same as those described in summary of significant accounting policies. With the exception of goodwill, we do not identify or allocate our assets by operating segment. See Note 3 for the allocation of goodwill to our reportable segments. The following tables set forth our revenues, cost of revenues, gross profit and gross profit as a percentage of revenue for the three and nine months ended September 3, 2004 and August 29, 2003.

Three Months	Digital Imaging and Video	Creative Professional	Intelligent Documents	OEM PostScript and Other	Total
2004
Revenue	$98,449	$150,395	$135,548	$19,321	$403,713
Cost of revenue	7,984	5,847	8,323	1,415	23,569

Gross profit	$90,465	$144,548	$127,225	$17,906	$380,144

Gross profit as a percentage of revenues	92%	96%	94%	93%	94%
2003
Revenue	$88,334	$82,058	$126,954	$21,776	$319,122
Cost of revenue	6,973	4,293	9,354	1,457	22,077

Gross profit	$81,361	$77,765	$117,600	$20,319	$297,045

Gross profit as a percentage of revenues	92%	95%	93%	93%	93%
Nine Months	Digital Imaging and Video	Creative Professional	Intelligent Documents	OEM PostScript and Other	Total
2004
Revenue	$312,228	$461,924	$401,923	$61,004	$1,237,079
Cost of revenue	27,072	16,140	27,974	3,820	75,006

Gross profit	$285,156	$445,784	$373,949	$57,184	$1,162,073

Gross profit as a percentage of revenues	91%	97%	93%	94%	94%
2003
Revenue	$279,878	$261,618	$325,936	$68,731	$936,163
Cost of revenue	24,217	15,674	23,438	4,466	67,795

Gross profit	$255,661	$245,944	$302,498	$64,265	$868,368

Gross profit as a percentage of revenues	91%	94%	93%	94%	93%

        A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and nine months ended September 3, 2004 and August 29, 2003 is as follows:

	Three Months		Nine Months
	2004	2003	2004	2003
Total gross profit from operating segments above	$380,144	$297,045	$1,162,073	$868,368
Total operating expenses*	239,830	204,830	716,658	604,184

Total operating income	140,314	92,215	445,415	264,184
Other income (loss), net	849	(38)	9,850	(2,762)

Income before income taxes	$141,163	$92,177	$455,265	$261,422

*
Total operating expenses include research and development, sales and marketing, general and administrative and for fiscal 2003, restructuring and other charges.

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

CRITICAL ACCOUNTING ESTIMATES

        In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and income taxes have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see Note 1 of our Notes to Condensed Consolidated Financial Statements.

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

Income Taxes

        We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations.

RESULTS OF OPERATIONS

Overview of the Three and Nine Months Ended September 3, 2004

        During the third quarter of fiscal 2004, we continued to focus on delivering comprehensive technology platforms for enterprises and creative professionals to drive revenue and earnings growth. Our latest Acrobat desktop products, released during fiscal 2003, continued to perform well which indicates we are making progress against our Intelligent Documents segment strategy to increase the adoption of Acrobat. Our Intelligent Documents initiatives to deliver a comprehensive server-based platform to help governments and enterprises improve their business processes also have achieved both strong sequential and year-over-year revenue growth. Additionally, we believe our strategy of providing creative professionals a complete design platform is resonating with our customers. The success we achieved in fiscal 2003 and the first half of fiscal 2004 in our Creative Professional business segment continued in the third quarter of fiscal 2004 due to strong licensing of our Adobe Creative Suite and CS products.

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

Revenue for the Three and Nine Months Ended September 3, 2004 and August 29, 2003

	Three Months			Nine Months
			Percent Change			Percent Change
	2004	2003		2004	2003
Product	$395.4	$312.6	27%	$1,213.8	$917.5	32%
Percentage of total revenues	98%	98%		98%	98%
Services and support	8.3	6.5	27%	23.3	18.6	25%
Percentage of total revenues	2%	2%		2%	2%

Total revenues	$403.7	$319.1	27%	$1,237.1	$936.1	32%

        We have four reportable segments that offer different product lines: Digital Imaging and Video, Creative Professional, Intelligent Documents, and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing, enhancing and sharing digital images and photographs, digital video, audio and animations. The Creative Professional segment provides software for professional page layout, professional Web page layout, graphic and illustration creation, technical document publishing and business publishing. Additionally, this segment provides PhotoShop and Acrobat with its Adobe Creative Suite products. The Intelligent Documents segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, this segment provides server-based solutions for private and public sector enterprises, in the areas of document generation, document process management, document collaboration, and document control and security. The OEM PostScript and Other segment includes printing technology used to create and print simple or visually rich documents with precision.

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

	Three Months			Nine Months
			Percent Change			Percent Change
	2004	2003		2004	2003
Digital Imaging and Video	$98.4	$88.3	12%	$312.2	$279.9	12%
Percentage of total revenues	24%	27%		25%	30%
Creative Professional	150.4	82.0	83%	461.9	261.5	77%
Percentage of total revenues	37%	26%		37%	28%
Intelligent Documents	135.5	127.0	7%	401.9	325.9	23%
Percentage of total revenues	34%	40%		33%	35%
OEM PostScript and Other	19.4	21.8	(11)%	61.1	68.8	(11)%
Percentage of total revenues	5%	7%		6%	7%

Total revenues	$403.7	$319.1	27%	$1,237.1	$936.1	32%

        Revenue from our Digital Imaging and Video segment increased during the three and nine months ended September 3, 2004 due to increases in revenues from both our digital video and digital imaging software products. Overall, revenue from our digital video software products increased 28% and 22% during the three and nine months ended September 3, 2004, respectively, which was attributable to new releases during the second quarter of fiscal 2004. Revenue from our digital imaging software products increased 8% and 9% during the three and nine months ended September 3, 2004, respectively, primarily due to continued success with Adobe Photoshop CS which was released at the end of fiscal 2003. The increase in revenues from Adobe Photoshop CS was partially offset by decreases in revenues from our non-professional digital imaging software products.

        Revenue from our Creative Professional segment increased during the three and nine months ended September 3, 2004 primarily due to the continued strength of our Adobe Creative Suite products which were initially released in the fourth quarter of fiscal 2003. The increase in revenues from our Adobe Creative Suite products were partially offset by decreases in revenues from certain of our layout software products due to product lifecycle timing.

        Revenue from our Intelligent Documents segment increased during the three months ended September 3, 2004 primarily due to a 69% increase in revenues from our Intelligent Documents server-based products as we continue to focus on both the government sector and financial services markets. Revenue during the three months ended September 3, 2004 increased due to continued growth in license revenue, increased server support revenue and a large license payment from a software partner. Revenue growth for server based products in the third quarter of fiscal 2004 over the prior year quarter would have exceeded overall company revenue growth excluding the payment from the software partner. The increase in server-based products revenue was slightly offset by a 3% decrease in revenue from our Acrobat desktop products due to product lifecycle timing as compared to the same quarter last year. Revenue for the three months ended August 29, 2003 included higher revenue from our new Acrobat desktop launches in the second and third quarters of fiscal 2003. Revenue from our Intelligent Documents segment increased during the nine months ended September 3, 2004 primarily due to an 18% increase in revenues from our Acrobat desktop products due to continued adoption of Acrobat desktop products launched in the second and third quarters of fiscal 2003. Additionally, revenue from our Intelligent Documents server-based products increased 50% due to increased licensing and server support revenue.

        Revenue from our OEM PostScript and Other segment decreased during the three and nine months ended September 3, 2004 due to a decline in pricing resulting from competition from clone PostScript technologies and lower prices of output devices.

	Three Months			Nine Months
			Percent Change			Percent Change
	2004	2003		2004	2003
Americas	$195.9	$156.8	25%	$561.9	$460.7	22%
Percentage of total revenues	48%	49%		45%	49%
EMEA	123.5	84.3	47%	401.9	260.2	54%
Percentage of total revenues	31%	26%		33%	28%
Asia	84.3	78.0	8%	273.3	215.2	27%
Percentage of total revenues	21%	24%		22%	23%

Total revenues	$403.7	$319.1	27%	$1,237.1	$936.1	32%

        Revenue in the Americas increased during the three and nine months ended September 3, 2004 due to the strength of our Creative Professional and Intelligent Documents products.

        Revenue in EMEA increased during the three months ended September 3, 2004 due to the strength of our Creative Professional and Digital Imaging and Video products. Revenue in EMEA increased during the nine months ended September 3, 2004 due to the strength of our Creative Professional, Intelligent Documents and Digital Imaging and Video products.

        Revenue in Asia increased during the three months ended September 3, 2004 due to the strength of our Creative Professional products, which was partially offset by a decrease in revenues from our Intelligent Documents products due to the launch of the Acrobat desktop products in third quarter of fiscal 2003. Revenue in Asia increased during the nine months ended September 3, 2004 due to the strength of our Creative Professional, Intelligent Documents and Digital Imaging and Video products.

        Additionally, revenues in EMEA and Asia increased approximately $11.0 million and $55.8 million during the three and nine months ended September 3, 2004, respectively, over the same reporting periods last year due to the strength of the euro and the yen.

  Application platform mix*

	Three Months		Nine Months
	2004	2003	2004	2003
Windows	73%	77%	72%	75%
Macintosh	27%	23%	28%	25%

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

        In our experience, the actual amount of product backlog at any particular time is not a meaningful indicator of our future business prospects. Prior to major product releases, we tend to have significant levels of backlog, but at other times backlog has historically been low and we normally ship products within a few days of receiving an order, subject to credit verification and maintaining our targeted inventory position under our global channel inventory policy. In addition, backlog is subject to variability beyond this targeted inventory position. Historically, such variability usually has been less than 5% of reported revenue; however, for fiscal 2004 to date, such variability has been higher than historical levels. At the end of the third quarter of fiscal 2004, our backlog was comparable to second quarter levels.

        Our channel inventory position was below our current global channel inventory policy at the end of the third quarter of fiscal 2004 and was comparable to second quarter levels.

        During the third quarter of fiscal year 2004, we launched a revised licensing program, Adobe Open Options 4.0. The program changes included reporting some electronic orders on a daily basis rather than on a one month delayed basis. The program changes also resulted in some channel transition issues which have been substantially resolved. We estimate the net effect of the program changes led to a one-time benefit of approximately $10.0 million in revenue in the third quarter.

Cost of Revenues for the Three and Nine Months Ended September 3, 2004 and August 29, 2003

	Three Months			Nine Months
			Percent Change			Percent Change
	2004	2003		2004	2003
Product	$19.0	$18.9	1%	$62.7	$58.4	7%
Percentage of total revenues	5%	6%		5%	6%
Services and support	4.5	3.2	41%	12.3	9.4	32%
Percentage of total revenues	1%	1%		1%	1%

Total cost of revenues	$23.5	$22.1	7%	$75.0	$67.8	11%

        Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies, and the costs associated with the manufacturing of our products.

        Cost of product revenue increased during the three months ended September 3, 2004 as compared to the three months ended August 29, 2003 primarily due to an increase in localization costs related to our foreign language product launches in the first part of fiscal 2004 and higher royalty fees. These increases were partially offset by lower material costs due to product mix. Cost of product revenue increased during the nine months ended September 3, 2004 as compared to the nine months ended August 29, 2003 due to a charge related to a litigation settlement that occurred during the second quarter of fiscal 2004 and an increase in localization costs related to our product launches. These increases were partially offset by a decrease in overall material costs.

        Cost of services and support revenue is composed primarily of employee-related costs and the related costs incurred to provide consulting services, training and product support.

        Cost of services and support revenue increased during the three and nine months ended September 3, 2004 as compared to the three and nine months ended August 29, 2003 due to costs associated with our Expert Support program that was initiated during the second quarter of fiscal 2004. Additionally, cost of services and support revenue increased due to increases in compensation and related benefits as a result of higher headcount and incentive compensation to meet increases in support activities in fiscal 2004.

Operating Expenses for the Three and Nine Months Ended September 3, 2004 and August 29, 2003

	Three Months			Nine Months
			Percent Change			Percent Change
	2004	2003		2004	2003
Research and development	$80.1	$68.8	16%	$231.2	$203.9	13%
Percentage of total revenues	20%	22%		19%	22%

        Research and development expenses consist of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

        Research and development expenses increased 13% and 10% during the three and nine months ended September 3, 2004 as compared to the three and nine months ended August 29, 2003 due to compensation and related benefits associated with headcount growth and higher incentive compensation. The remaining increase in research and development expenses for the three and nine months ended September 3, 2004 was due to various individually insignificant items.

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

	Three Months			Nine Months
			Percent Change			Percent Change
	2004	2003		2004	2003
Sales and marketing	$122.9	$106.1	16%	$380.9	$309.9	23%
Percentage of total revenues	31%	33%		31%	33%

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

        Sales and marketing expenses increased 10% and 11% during the three and nine months ended September 3, 2004 as compared to the three and nine months ended August 29, 2003 due to compensation and related benefits associated with headcount growth and higher incentive compensation. Sales and marketing expenses also increased 3% and 9%, respectively, due to increased marketing spending related to overall marketing efforts to further increase revenues. The remaining increase in sales and marketing expenses for the three and nine months ended September 3, 2004 was due to various individually insignificant items.

	Three Months			Nine Months
			Percent Change			Percent Change
	2004	2003		2004	2003
General and administrative	$36.8	$30.3	21%	$104.6	$90.9	15%
Percentage of total revenues	9%	10%		9%	10%

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

        General and administrative expenses increased 9% and 11% during the three and nine months ended September 3, 2004 as compared to the three and nine months ended August 29, 2003 due to compensation and related benefits associated with headcount growth and higher incentive compensation. General and administrative expenses increased 4% and 1%, respectively, due to higher professional fees. During the three months ended September 3, 2004, general and administrative expenses also increased 3% due to higher legal costs. The remaining increase in general and administrative expenses for the three and nine months ended September 3, 2004 was due to various individually insignificant items.

	Three Months			Nine Months
			Percent Change			Percent Change
	2004	2003		2004	2003
Restructuring and other charges	$—	$(0.4)	*	$—	$(0.4)	*
Percentage of total revenues	—	*		—	*

*
Percentage is not meaningful.

        During the nine months ended August 29, 2003, we revised our estimates of certain costs associated with a restructuring program that was implemented in the fourth quarter of fiscal 2002. As a result, we revised the accrual related to severance and other charges and facilities during the three months ended August 29, 2003.

Non-Operating Income (Loss) for the Three and Nine Months Ended September 3, 2004 and August 29, 2003

	Three Months			Nine Months
			Percent Change			Percent Change
	2004	2003		2004	2003
Investment loss	$(1.5)	$(3.0)	(50)%	$(1.7)	$(13.3)	(88)%
Percentage of total revenues	*	(1)%		*	(1)%
Interest and other income	2.3	3.0	(21)%	11.5	10.5	10%
Percentage of total revenues	1%	1%		1%	1%

Total non-operating income (loss)	$0.8	$—	*	$9.8	$(2.8)	*

*
Percentage is not meaningful.

  Investment Loss

        Investment loss consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and gains and losses of Adobe Ventures.

        During the three and nine months ended September 3, 2004, investment losses included losses related to our Adobe Ventures and our cost method investments totaling $1.6 million and $2.4 million. These losses were partially offset by gains on our short-term investments of $0.1 million and $0.2 million, respectively. For the nine months ended September 3, 2004, investment losses were also partially offset by gains of $0.5 million from the sale of our marketable equity securities.

        During the three and nine months ended August 29, 2003, investment losses included losses related to our Adobe Ventures and our cost method investments totaling $2.8 million and $10.0 million. During the three months ended August 29, 2003, we recorded losses from the sale of our marketable equity securities of $0.1 million. During the three months ended August 29, 2003, investment losses also included write-downs due to other-than-temporary declines in value of $0.1 million related to our short-term investments. For the nine months ended August 29, 2003, the investment losses of $10.0 million were partially offset by gains of $0.7 million from the sale of our marketable equity securities. During the nine months ended August 29, 2003, investment losses also included write-downs due to other-than-temporary declines in value of $4.0 million related to our short-term investments.

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

        Interest and other income decreased during the three months ended September 3, 2004 as compared to the three months ended August 29, 2003 due to higher costs related to our foreign currency hedging activity. Interest and other income increased during the nine months ended September 3, 2004 as compared to the nine months ended August 29, 2003 due to higher levels of cash during fiscal 2004.

Provision for Income Taxes for the Three and Nine Months Ended September 3, 2004 and August 29, 2003

	Three Months			Nine Months
			Percent Change			Percent Change
	2004	2003		2004	2003
Provision for income taxes	$36.7	$27.7	33%	$118.4	$78.4	51%
Percentage of total revenues	9%	9%		10%	8%
Effective tax rate	26%	30%		26%	30%

        Our effective tax rate decreased in the three and nine months ended September 3, 2004 as compared to the three and nine months ended August 29, 2003 due to higher international profits which are taxed at a lower statutory rate.

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

Introduction of new products by existing and new competitors, particularly Microsoft

        The end markets for our software products are intensely and increasingly competitive, and are significantly affected by product introductions and market activities of industry competitors. Microsoft has an electronic form tool called InfoPath included as part of its latest professional Office product that competes with certain aspects of our Intelligent Documents product line. Given Microsoft's market dominance, InfoPath, or any new competitive Microsoft product or technology that is bundled as part of its Office product or operating system, could harm our overall Intelligent Documents market opportunity. In addition, Microsoft is developing the next generation of its Windows operating system, codenamed Longhorn. It is anticipated that Microsoft will add new electronic document capabilities to Longhorn, potentially providing additional competition to our Intelligent Document products and solutions. We are also seeing an increase in competition from clone PDF products marketed by other companies. Other competitors, including Microsoft and Apple, may increase their presence in the digital imaging markets Additionally, some digital camera manufacturers are bundling their own or our competitors' digital imaging and video software products with their digital camera products. If these competing products achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations.

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

Changes in demand for application software, computers and printers

        We offer our application-based products primarily on Windows and Macintosh platforms and on some UNIX platforms. We generally offer our server-based products, but not desktop application products, on the Linux platform as well as the Windows and UNIX platforms. To the extent that there is a slowdown of customer purchases of personal computers on either the Windows or Macintosh platform or in general, or to the extent that significant demand arises for our products or competitive products on the Linux desktop platform before we choose and are able to offer our products on this platform, our business could be harmed.

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

Our future operating results are difficult to predict and are likely to fluctuate substantially from quarter to quarter

        As a result of a variety of factors discussed herein, our quarterly revenues and operating results for a particular period are difficult to predict. Our revenues may grow at a slower rate than experienced in previous periods and, in particular periods, may decline. Additionally, we periodically provide operating model targets for revenue, gross margin, operating expenses, operating margin, other income, tax rate, share count and earnings per share. These targets reflect a number of assumptions, including assumptions about product pricing and demand, economic and seasonal trends, manufacturing costs and volumes, the mix of shrink-wrap and licensing revenue, full and upgrade products, distribution channels and geographic markets. If one or more of these assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.

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

Compliance with Sarbanes-Oxley Act of 2002

        Under the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls for financial reporting and assert that such internal controls are effective. Our auditors must conduct an audit to evaluate management's assessment concerning the effectiveness of the internal controls over financial reporting and render an opinion on our assessment and the effectiveness of internal controls over financial reporting. To prepare for compliance with the Sarbanes-Oxley Act of 2002 we have undertaken certain actions including the adoption of an internal plan which includes a timeline and schedule of activities for the evaluation, test and remediation, if necessary, of internal controls. Although we believe that our efforts will enable us to provide the required report and our independent auditors to provide the required attestation as of our fiscal year end, we can give no assurance that such efforts will be completed in a timely manner and on a successful basis. If this were to occur, we may be unable to assert that the internal controls over financial reporting are effective, or our auditors may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting, which could adversely effect the market price of our common stock.

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

Our inability to attract and retain key personnel

        Much of our future success depends on the continued service and availability of skilled personnel. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where the majority of our employees are located. We have relied on our ability to grant equity compensation as one mechanism for recruiting and retaining such highly skilled personnel. Potential accounting regulations requiring the expensing of equity compensation may impair our ability to provide these incentives without incurring significant compensation costs. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed.

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

Distribution and Dilutive Effect of Options

        The table below provides information about stock options granted to our Chief Executive Officer and our four other most highly compensated executive officers, as identified in our 2004 Proxy Statement. This group is referred to as the Named Executive Officers. Please refer to the section headed "Named Executive Officer Option Grants" below for the Named Executive Officers.

        Options granted to employees, directors and Named Executive Officers for the nine months ended September 3, 2004 and for fiscal year 2003 are summarized as follows:

	2004	2003
Net grants† during the period as % of outstanding shares	4%	(3)%
Net grants to Named Executive Officers during the period as % of total options granted	9%	0%
Net grants to Named Executive Officers during the period as % of outstanding shares	* %	0%
Cumulative options held by Named Executive Officers as % of total options outstanding	17%	16%

†
"Net grants" equals the sum of the number of shares subject to options granted to all employees, directors and Named Executive Officers during the specified period reduced by the number of shares subject to options which were canceled or otherwise terminated during such period. Net grants during fiscal 2003 reflect the cancellation of options under our stock option exchange program. Net grants as a percentage of outstanding shares are based on 236.9 million shares and 238.3 million shares of our common stock outstanding as of September 3, 2004 and November 28, 2003, respectively.

*
Less than 1%.

General Option Information

        The following table sets forth the summary of option activity under our stock option program for the nine months ended September 3, 2004 and for fiscal year 2003:

	2004			2003
	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Beginning of period	12,953,370	42,469,653	$32.80	5,566,971	57,847,050	$35.64
Granted	(10,083,265)	10,083,265	41.74	(1,994,130)	1,994,130	33.12
Exercised	—	(5,499,301)	25.24	—	(7,978,054)	23.81
Canceled	1,089,505	(1,089,505)	40.32	9,388,535	(9,393,473)	58.00
Expired	(9,259)	—	—	(8,006)	—	—
Increased authorization	4,500,000	—	—	—	—	—

End of period	8,450,351	45,964,112	$35.49	12,953,370	42,469,653	$32.80

        The following table sets forth a comparison, as of September 3, 2004, of the number of shares subject to outstanding options with exercise prices at or below the closing price of our common stock on September 3, 2004 ("In-the-Money" options) to the number of shares subject to outstanding options with exercise prices greater than the closing price of our common stock on such date ("Out-of-the-Money" options):

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money	22,202,267	17,185,540	39,387,807	86%
Out-of-the-Money	6,574,625	1,680	6,576,305	14%

Total Options Outstanding	28,776,892	17,187,220	45,964,112	100%

*
The closing price of our common stock was $46.53 on September 3, 2004, as reported by the Nasdaq National Market.

Named Executive Officer Option Grants

        The following table sets forth information regarding stock options granted during the nine months ended September 3, 2004, to our Named Executive Officers. All options were granted with an exercise price equal to the closing price of our common stock on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with exercise. These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term of seven years. The assumed 5% and 10% rates of stock price appreciation are provided for purposes of illustration only and do not represent our estimate or projection of the future price of our common stock.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
(In actual shares and dollars)
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees(1) Year-to-Date
Name			Exercise Price	Expiration Date
					5%	10%
Bruce R. Chizen	450,000	4%	$43.55	5/19/2011	$7,978,151	$18,592,483
Shantanu Narayen	150,000	1	43.55	5/19/2011	2,659,384	6,197,494
Murray J. Demo	125,000	1	43.55	5/19/2011	2,216,153	5,164,579
Jim Stephens	100,000	1	43.55	5/19/2011	1,772,922	4,131,663
James Heeger	100,000	1	43.55	5/19/2011	1,772,922	4,131,663

(1)
Based on approximately 10.1 million shares subject to options granted to employees under our option plans to date during fiscal 2004.

Stock Option Exercises and Option Holdings

        The following table shows stock options exercised by the Named Executive Officers in the nine months ended September 3, 2004, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of September 3, 2004, is shown. Also reported are the values for "In-the-Money" options. The dollar amounts shown in the "In-the-Money" column represent the positive spread between the exercise price of any such existing stock options and closing price as of September 3, 2004 of our common stock.

(In actual shares and dollars)			Number of Securities Underlying Unexercised Options at September 3, 2004
					Value of Unexercised In-the-Money Options at September 3, 2004(2)
	Number of Shares Acquired Upon
Name		Value Realized Upon Exercise(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce R. Chizen	—	$—	2,289,697	969,794	$18,370,642	$11,748,067
Shantanu Narayen	—	—	1,194,465	452,085	10,888,672	6,496,825
Murray J. Demo	—	—	961,830	420,837	7,080,944	6,299,990
Jim Stephens	50,000	677,391	614,165	283,337	4,687,941	3,968,740
James Heeger	50,000	852,655	268,750	331,250	3,128,000	4,182,500

(1)
The "value realized" represents the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. See related Section 16 filings for detailed information on dispositions of shares.

(2)
Option values are based on $46.53, the closing price of our common stock on September 3, 2004, as reported by the Nasdaq National Market.

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans as of September 3, 2004:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	45,964,112	$35.49	23,863,631	*

*
Includes 12.7 million shares that are reserved for issuance under the 1997 Employee Stock Purchase Plan.

LIQUIDITY AND CAPITAL RESOURCES

	September 3, 2004	November 28, 2003	Percent Change
Cash, cash equivalents and short-term investments	$1,139.8	$1,096.5	4%
Working capital	$903.3	$892.5	1%
Stockholders' equity	$1,225.8	$1,100.8	11%

        Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is detailed below.

        Net cash provided by operating activities was $492.9 million for the nine months ended September 3, 2004, an increase of $188.4 million from the $304.5 million provided for the nine months ended August 29, 2003. Cash provided by operating activities, in the nine months ended September 3, 2004, primarily comprised net income, net of non-cash related expenses. Working capital sources of cash were a decrease in accounts receivable and an increase in accrued expenses. Our days sales outstanding in trade receivables ("DSO") decreased from 37 days at November 28, 2003 to 25 days at September 3, 2004. Our accounts receivable decreased due to increased levels of cash collections. Accrued expenses increased primarily due to compensation costs. Working capital uses of cash included a decrease in income taxes payable due to tax payments made for both agreed and disputed tax assessments.

        Net cash used for investing activities was $241.3 million for the nine months ended September 3, 2004, a decrease of $92.5 million from the $333.8 million used in the nine months ended August 29, 2003. Net cash used for investing activities, in the nine months ended September 3, 2004, was primarily due to our investment of $126.8 million in a lease receivable associated with the restructuring of the lease agreement for the East and West towers. See below under "Lease Commitments" for further information. Additionally, we used $15.5 million, net of cash received of $0.3 million, in connection with our acquisition of Q-Link. See Note 2 of our Notes to Condensed Consolidated Financial Statements for further information regarding this acquisition. We expect to continue to invest in short-term investments and purchase additional property and equipment to support our growth.

        Net cash used for financing activities was $242.7 million in the nine months ended September 3, 2004, an increase of $230.5 million from the $12.1 million used in the nine months ended August 29, 2003. During the nine months ended September 3, 2004, we repurchased 8.5 million shares as compared to 2.8 million shares during the nine months ended August 29, 2003. Cash used for stock repurchases during fiscal 2004 increased from the same period in fiscal 2003 due to a higher average cost per share, a higher number of shares being repurchased, and remaining prepayments of $53.1 million related to the stock purchase agreements (see Note 7 of our Notes to Condensed Consolidated Financial Statements for further information). The cost of the repurchases was partially offset by proceeds received from employees exercising their stock options. The increase in proceeds received is due to a higher number of options being exercised as well as higher option exercise prices.

        We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for the third quarter of fiscal 2004. Under the terms of our lease agreements for our San Jose headquarters, we are not prohibited from paying cash dividends unless an event of default occurs. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

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

        Adobe uses highly regarded investment management firms to manage most of our invested cash. External investment firms actively managed 90% of Adobe's invested balances during the nine months ended September 3, 2004. The fixed income portfolio is primarily invested in municipal bonds within the U.S. and in highly rated corporate and sovereign obligations outside of the U.S. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes. All investments are made according to guidelines and within compliance of policies approved by the Board of Directors.

        Our existing cash, cash equivalents, and investment balances may decline during fiscal 2004 in the event of weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in the section "Factors That May Affect Future Performance." Also, while we currently have no committed lines of credit, we believe that our banking relationships and good credit should afford us the opportunity to raise sufficient debt in the bank or public market, if required.

Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program designed to minimize dilution from stock issuance primarily from employee stock plans, we repurchase shares in the open market and from time to time enter into structured repurchase agreements with third parties.

        Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. Refer to Part II, Item 2(e) in this filing for share repurchases during the quarter ended September 3, 2004.

        During the second and third quarters of fiscal 2004, we entered into several stock purchase agreements with a large financial institution. Under these agreements, we provided the financial institution with up-front payments totaling $150.0 million. The financial institution agreed to deliver to us, at certain intervals during the contract term, a certain number of our shares based on the volume weighted average price during such intervals less a specified discount. Upon payment, the $150.0 million was classified as treasury stock on our balance sheet. At the expiration of the agreement on October 1, 2004, we received the remaining shares pursuant to the agreement.

        During September 2004, we entered into several stock purchase agreements with large financial institutions. Under these agreements, we have provided the financial institutions with up-front payments of $180.0 million and the financial institutions have agreed to deliver to us, at certain intervals during the contract term, a number of our shares based on the volume weighted average price of Adobe stock during such intervals, less a specified discount. These contracts will expire on or before March 24, 2005.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        Our principal commitments as of September 3, 2004 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 8 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

  Lease Commitments

        The two lease agreements discussed in Note 8 of our Notes to Condensed Consolidated Financial Statements are subject to standard financial covenants. As of September 3, 2004 we were in compliance with all of our financial covenants. We expect to remain within compliance in the next 12 months. We are comfortable with these limitations and believe they will not impact our credit or cash in the coming year or restrict our ability to execute our business plan.

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

        We have commitments to make certain milestone and/or retention payments typically entered into in conjunction with various acquisitions, for which we have made accruals in our consolidated financial statements. In connection with certain acquisitions and purchases of technology assets during fiscal 2003 and 2004, we entered into employee retention agreements and are required to make payments upon satisfaction of certain conditions in the agreements. These costs are being amortized over the retention period to compensation expense. As of September 3, 2004, we have $1.6 million remaining to be paid under our retention agreements.

        As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that reduces our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In comparison with what we disclosed in our Annual Report on Form 10-K for fiscal 2003, we believe that there have been no significant changes in our market risk exposures for the quarter ended September 3, 2004.

ITEM 4. CONTROLS AND PROCEDURES

        Based on their evaluation as of September 3, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and Form 10-Q.

        There were no changes in our internal controls over financial reporting during the quarter ended September 3, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

        If ITC prevails on its breach of contract claims in the second Illinois action, ITC may have the right to terminate Adobe's right to distribute any of its products that then still contain font software that generates ITC typefaces. The results of any litigation are inherently uncertain and we cannot assure that we will be able to successfully defend ourselves against the actions described above. AMT and ITC seek an unspecified aggregate dollar amount of damages in the Illinois actions. A favorable outcome for AMT or ITC in these actions could have a material adverse effect on Adobe's consolidated financial position, cash flows or results of operations. We believe that all of AMT's and ITC's remaining claims are without merit and we are vigorously defending against them.

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

        On June 2, 2004, Plaintiff Information Technology Innovation, LLC filed suit against Adobe in the U.S. District Court, District of Colorado, alleging infringement of U.S. Patent No. 5,892,908, entitled "Method of Extracting Network Information." The Plaintiff's complaint asserted that Adobe infringes the '908 patent by making, using and selling "Acrobat Standard and Professional products." The plaintiff sought unspecified compensatory damages, injunctive relief, and fees and costs. In September 2004, the Plaintiff dismissed this case with prejudice.

        In connection with our anti-piracy efforts, conducted both internally and through the Business Software Alliance ("BSA"), from time to time we undertake litigation against alleged copyright infringers. Such lawsuits may lead to counter-claims alleging improper use of litigation or violation of other local law and have recently increased in frequency, especially in Latin American countries. We believe we have valid defenses with respect to such counter-claims; however, it is possible that our consolidated financial position, cash flows or results of operations could be affected in any particular period by the resolution of one or more of these counter-claims.

        From time to time, in addition to those identified above, Adobe is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against Adobe. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of these contingencies.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(e)  Below is a summary of stock repurchases for the quarter ended September 3, 2004 (in thousands, except average price per share). See Note 7 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plans.

Plan/Period	Shares Repurchased(1)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be issued as of June 4, 2004			22,734,512
June 5, 2004 - July 2, 2004
From employees(2)	137	$45.07
Open market	225,029	43.51
Structured repurchases	589,306	44.42
July 3, 2004 - July 30, 2004
From employees(2)	117	41.59
Open market	983,948	43.44
July 31, 2004 - September 3, 2004
From employees(2)	202	44.06
Open market	1,622,000	43.24
Structured repurchases	1,097,445	42.71
Adjustments to repurchase authority for net dilution	—		2,960,384	(3)

Total shares repurchased	4,518,184		(4,518,184)

Ending shares available to be issued as of September 3, 2004			21,176,712	(4)

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

ITEM 5. OTHER INFORMATION

        Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved in the third quarter of 2004 by our Audit Committee to be performed by KPMG LLP, our external auditor. Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee. During the third quarter of 2004, the Audit Committee pre-approved the following non-audit services anticipated to be performed by KPMG LLP: 1) foreign financial statement review and 2) tax audit and compliance services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Index to Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Bylaws as currently in effect	10-K	02/26/03	3.2
3.2	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
4.1	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
10.1	1984 Stock Option Plan, as amended*	10-Q	07/02/93	10.1.6
10.2	Amended 1994 Performance and Restricted Stock Plan*	10-Q	05/29/98	10.24.2
10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*				X
10.4	1994 Stock Option Plan, as amended*	S-8	05/30/97	10.40
10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.6	1996 Outside Directors' Stock Option Plan, as amended*				X
10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.9	1999 Equity Incentive Plan, as amended*	10-K	02/26/03	10.37
10.10	2003 Equity Incentive Plan*	DEF 14A	3/17/03	10.1
10.11	Forms of Stock Option and Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan				X
10.12	Form of Indemnity Agreement*	10-Q	05/30/97	10.25.1
10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated				X
10.15	Credit Agreement among Adobe Systems Incorporated, Lenders named therein and ABN AMRO Bank N.V., as Administrative Agent, with certain related Credit Documents	10-Q	9/3/99	10.54
10.16	Credit Agreement among Adobe Systems Incorporated, Lenders Named therein and ABN Amro Bank N.V., as Administrative Agent, with Certain Related Credit Documents	10-Q	9/1/00	10.66

10.17	Lease agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.18	Participation agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.19	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80
10.20	Amendment No.1 to Lease Agreement between Adobe and Selco Services Corporation	10-K	02/26/03	10.81
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

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

(b)
Reports on Form 8-K

(i)
On June 17, 2004, Adobe filed a report on Form 8-K under Item 12 announcing its financial results for the quarter ended June 4, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED
By	/s/ MURRAY J. DEMO Murray J. Demo, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: October 7, 2004

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