Form 10-K
period 2004-12-03
ADOBE SYSTEMS INC
filed 2005-02-02
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 3, 2004
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

        The aggregate market value of the registrant's common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 4, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was $7,710,142,426 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 21, 2005, 244,200,497 shares of the registrant's common stock, $.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 3, 2004, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Forward-Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans and investing activities that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Performance." You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"), including the Quarterly Reports on Form 10-Q to be filed in 2005. When used in this report, the words "expects," "could," "would", "may," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions, as well as statements regarding Adobe's focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1.    BUSINESS

        Founded in 1982, Adobe Systems Incorporated offers a line of software and services for consumers, creative professionals and enterprises, in both public and private sectors. Our products are digital imaging, design, and document technology platforms which enable customers to create, manage and deliver visually rich, compelling and reliable content. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, independent software vendors ("ISVs") and original equipment manufacturers ("OEMs"); direct to end users; and through our own Web site at www.adobe.com. We also license our technology to major hardware manufacturers, software developers and service providers and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas; Europe, Middle East and Africa ("EMEA"); and Asia. Our software runs on Microsoft Windows, Apple Macintosh, Linux, UNIX and various non-personal computer platforms, depending on the product.

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

BUSINESS OVERVIEW

        In the early 1980's, Adobe developed software that pioneered desktop publishing. Today, we believe we are uniquely positioned to improve not only how society creates visually rich information for print and the Web, but also as to how it distributes and accesses that information electronically.

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

PRODUCTS OVERVIEW

        We categorize our products into four principal business segments: Creative Professional, Digital Imaging and Video, Intelligent Documents, and OEM PostScript and Other.

Creative Professional

Creative Professional Opportunity

        Since Adobe was founded in the early 1980's, a core Adobe customer has been the creative professional. Graphic designers, production artists, Web designers, technical writers, videographers, photographers, and prepress professionals use and rely on Adobe's solutions for professional publishing, Web design, business document publishing, and printing visually rich information. Our software tools are used by creative professionals to create printed and on-line information people see and read every day, including newspapers, magazines, Web sites, catalogs, advertisements, brochures, product documentation, technical manuals, books, memos, reports, and banners.

        As technology continues to improve, the market dynamics for creative professionals continue to evolve. Due to the ever changing ways in which people choose to receive information, creative professionals look to their software tools as a means to repurpose content across a variety of media and applications. They desire greater efficiency from the software they use to streamline their publishing workflows, and to effectively manage their assets.

        Adobe's brand and customer loyalty in this market continues to be strong. Creative Professional customers license upgrades and new units of our Creative Professional products due to the high degree of innovative new features and significant productivity gained through their use. In addition, business users at work and hobbyists at home purchase our Creative Professional products because they desire professional-quality products to accomplish tasks such as creating visually-rich presentations, real estate flyers, school year books, photo albums, and community newsletters.

        The businesses of creative professionals are sensitive to the economy. Creative professionals derive their revenue mainly from corporate marketing, product marketing, and ad spending in corporations. In difficult economic times, corporations tend to reduce marketing spending, and the businesses of creative professionals often tend to decline. Conversely, in an environment where the economy is stable or improving, corporations tend to increase their marketing spending, which leads to stable or improved business conditions for creative professionals.

        Depending on economic conditions and the status of their businesses, users of Creative Professional software adjust their spending on items such as hardware and software, and the staffing levels within their company. Due to this correlation, our Creative Professional opportunity is linked to the performance of the economy in each of the countries we do business. In a difficult economic environment, our Creative Professional segment revenue is subject to risks related to creative professional users spending less for Creative Professional software. Conversely, a stable or improved economic environment creates additional opportunities to grow our Creative Professional segment revenue.

        As part of our strategy in fiscal 2004, we maintained our focus on meeting the software service needs of creative professional users through the work of our Creative Professional business unit. Following on the delivery in the fourth quarter of fiscal 2003 of the English version of our new integrated software product platform, the Adobe Creative Suite, and individual Creative Professional software application products (Illustrator, InCopy, InDesign, and GoLive, as well as Photoshop from our Digital Imaging and Video business segment), we delivered foreign language versions of the products beginning in the first quarter of fiscal 2004. Available in two options (Standard and Premium), the Adobe Creative Suite incorporates several of our applications used by creative professionals into one product, and is a complete design solution that provides efficiency through improved product integration, a new innovative file management tool called Version Cue, and powerful Adobe Portable Document Format ("PDF") workflow capabilities.

        We experienced higher revenues over a longer period of time during this product cycle versus previous cycles. We believe this was due to a number of factors, including a longer consideration phase as customers evaluated licensing the Creative Suite versus the standalone products; the need for some of our customers to license new Adobe software as part of their planned migration to the new Macintosh operating system OS X ("Ten"); and, an improved economic environment which resulted in increased marketing and advertising spending by businesses around the world.

        In fiscal 2004, many of our Creative Professional customers chose to migrate from licensing individual products such as Photoshop to licensing their capability as part of the Creative Suite products. Given that individual Photoshop product revenue is a significant component of the Digital Imaging and Video business segment, this led to a shift in revenue from our Digital Imaging and Video business segment to our Creative Professional business segment during the year. In fiscal 2005, we believe many customers will continue to license Photoshop capabilities via the Creative Suite products, and we expect to see a continued shift in revenue between the two business segments as we experienced in fiscal 2004.

        In fiscal 2005, we intend to continue to drive our Creative Professional strategy, focusing on delivering enhanced functionality and enabling more efficient collaboration and workflow through improved product integration. We intend to deliver a new version of the Creative Suite platform during fiscal 2005, as well as new major releases of our individual applications used by creative professionals. We believe this presents an opportunity to grow our Creative Professional segment revenue through continued customer migration to the Creative Suite products from individual applications, as well as Creative Suite-to-Creative Suite upgrades. We also intend to market the benefits of the Adobe Creative Suite platform to non-creative professionals such as users at work and hobbyists at home who desire Creative Professional-capable solutions. Finally, we believe there is an opportunity to enhance our desktop software offering with revenue-generating services from within the Adobe Creative Suite that improve workflows for acquiring third party content.

        Our Creative Professional strategy in fiscal 2005 also focuses on increasing the use of InDesign for professional page layout, and with Illustrator for professional graphics illustration. In addition, we have implemented anti-piracy measures in Photoshop CS and the Creative Suite in fiscal 2004 to make it more difficult to use our software illegally. We intend to add these anti-piracy measures to additional products in fiscal 2005.

Creative Professional Products

        Adobe Creative Suite Premium Edition—an integrated software solution that creative professionals can use as a platform to modify and enhance digital images, create graphics, produce professional-quality printed publications, create and maintain dynamic Web sites, author visually rich content for wireless Web devices, and share content reliably for print and screen display. The suite combines Adobe Acrobat Professional, Adobe GoLive, Adobe Illustrator, Adobe InDesign, and Adobe Photoshop technologies with a file management and integration technology called Version Cue.

        Adobe Creative Suite Standard Edition—an integrated software solution that creative professionals can use as a platform to modify and enhance digital images, create graphics, and produce professional-quality printed publications. The suite combines Adobe Illustrator, Adobe InDesign, and Adobe Photoshop technologies with a file management and integration technology called Version Cue.

        Adobe Font Folio OpenType Edition—contains more than 2,200 typefaces from the Adobe Type Library in OpenType format, offering a complete type solution for print, the Web, digital video or electronic documents.

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

        Adobe InCopy—an editorial tool for collaboration between writers, editors, and copy-fitters; Adobe InCopy is a companion to Adobe InDesign.

        Adobe InDesign—a page-layout application for publishing professionals; based on an open, object-oriented architecture it enables Adobe and its industry partners to deliver powerful publishing solutions for magazine, newspaper, and other publishing applications.

        Adobe PageMaker—software used to create high-quality documents simply and reliably with robust page layout tools, templates, and stock art.

        Adobe SVG Viewer—a plug-in for Web browsers that allows users to view Web graphics created in Scalable Vector Graphics ("SVG") format.

        Adobe Type Library—includes Adobe's best-selling typefaces, plus Adobe Type Manager; makes it easy to create beautiful text for print, Web, and video projects.

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

Digital Imaging and Video

Digital Imaging and Video Opportunity

        Adobe's digital imaging and video segment consists of powerful software products used by creative professionals, professional photographers, business users, and hobbyists to create and enhance visually rich content. Customers in the Digital Imaging and Video segment include graphic designers, photographers, Web content creators, and multimedia, film, audio, and video producers who work in industries such as advertising, graphic design, book publishing, magazine publishing, newspaper publishing, Web site design, intranet site development, music and entertainment, corporate and marketing communications, product design, user interface design, sales training, printing, architecture, and fine arts. These customers rely on Adobe's digital imaging and digital video editing solutions to create and enhance many of the pictures and video we see everyday in print, on television, in movies, and on the Web.

        Driving the opportunities for Adobe in this segment is the growth in the use of digital devices such as digital cameras, digital video cameras, multi-media-enabled computers, DVD players, scanners, Web-capable and image-enabled handheld devices, and cellular phones. In addition, Internet broadband adoption makes the Web a viable platform for the delivery of rich media, especially digital video. In turn, the growth in the use of high definition ("HD") televisions and video is driving the need for HD-enhanced video tools to produce HD content for movies, and cable and commercial television.

        Creative professionals, professional photographers, and video professionals use Adobe's digital imaging and video software to create visually rich content found in communication media such as books, newspapers and magazines, electronic signs, as well as television commercials, shows, movies, and the world wide web. Business users utilize digital imaging and digital video software to enhance digital images and video when accomplishing tasks such as enhancing corporate communications, creating presentations and sales training materials, and developing content for internal (Intranet) and external Web sites. Consumers, especially hobbyists, increasingly use this type of software to take advantage of the advancements made in digital photography and video technology to enhance, manage, and share their personal photographs and videos.

        As the use of digital photography and digital videography grow, we believe creative professionals and professional photographers throughout the world will continue to require software solutions to edit, enhance, and manage their digital photographs and digital videos. In addition, we believe video professionals are upgrading their systems to support HD video content creation, enhancement and delivery. We also believe hobbyists will use, with more frequency, digital imaging and digital video software as they purchase more affordable digital SLR cameras and digital video cameras.

        We have responded to these opportunities by delivering several new releases of our digital imaging and video software applications in fiscal 2004. Following the English language release in the fourth quarter of fiscal 2003, we released foreign language versions of Photoshop CS—our industry-leading product for digital imaging—beginning in the first quarter of fiscal 2004. In the second quarter of fiscal 2004, we released updated versions of our digital video products, including version 1.5 of Adobe Premiere Pro software for video editing, version 6.5 of Adobe After Effects software for adding special effects to video, version 1.5 of Adobe Audition software for audio editing, and version 1.5 of Adobe Encore DVD software for DVD creation. In addition to these individual digital video products, we released version 2.5 of the Adobe Video Collection that contains these products and comes in two versions: Standard and Professional. In the fourth quarter of fiscal 2004, we released version 3.0 of our Adobe Photoshop Elements software, which is our digital imaging application targeted for amateur photographers and digital imaging hobbyists. In the same quarter, we released version 1.0 of Adobe Premiere Elements software, which is our new video editing software that can be used by hobbyists to enhance and share their digital video memories on DVDs. In addition, we released a software bundle that combines the new versions of Photoshop Elements and Premiere Elements, and targets hobbyists who desire both applications in one affordable package.

        We plan to continue to enhance our Photoshop product to meet the evolving needs of professional photographers and creative professional customers, including graphic designers, Web designers, and video producers, to drive upgrades and new user adoption of the product. We also plan to improve the integrated digital photography workflow and expand our digital imaging platform to include revenue-generating service offerings which augment our desktop solution.

        For the digital imaging hobbyist, we plan to continue to enhance our Photoshop Elements product and partner with other digital imaging vendors to deliver integrated photo services. With our strong brand in digital imaging, we hope to attract additional digital camera users and migrate them from the low-end and free imaging software they use to both our Photoshop Elements and our Photoshop products.

        With our set of professional digital video products, we strive to provide the strongest, market-leading digital video authoring platform for our customers. To grow our digital video business, we will continue to market the benefits of our digital video platform to creative professionals and videographers in the film, broadcast, corporate, and event videography market segments, and we are working with partners to deliver integrated video systems on the Microsoft Windows platform. In addition, as the number of hobbyists desiring easy-to-use video editing solutions grows, we intend to enhance the video editing and DVD creation capabilities of our new Premiere Elements product for the sharing of digital video memories.

Digital Imaging and Video Products

        Adobe After Effects—professional software used to create sophisticated animation, motion graphics, and visual effects found in television broadcast, film, DVD authoring, and the Web; available in two versions: After Effects Standard provides basic 2D and 3D compositing, animation, and visual effects tools; After Effects Professional adds advanced features such as motion tracking and stabilization, advanced keying and warping tools, more than 30 additional visual effects, and additional audio effects.

        Adobe Audition—a professional audio editing environment designed for demanding audio and video professionals; provides advanced audio mixing, editing, and effects processing capabilities.

        Adobe Encore DVD—professional DVD authoring and creation software; provides a comprehensive set of design tools and integration with other Adobe software to create a streamlined DVD creation workflow; provides ability to output projects to recordable DVD formats, ensuring a wide degree of playback compatibility.

        Adobe Photoshop—provides photo design, enhancement and editing capabilities for print, the Web, and multi-media; used by graphic designers, professional photographers, Web designers, professional publishers, and video professionals, as well as amateur photographers and digital imaging hobbyists.

        Adobe Photoshop Album—offers easy-to-use interface to find, organize, share, and edit digital photographs; designed for consumers to manage their collections of digital photographs, easily share photos via e-mail and the Web, create digital slide shows and photo albums, and get their photographs printed via on-line photo finishing services.

        Adobe Photoshop Album Starter Edition—a limited-feature version of Photoshop Album available for free; lets consumers find photos fast, fix common flaws, and easily share images with others.

        Adobe Photoshop Elements—offers powerful yet easy-to-use photo editing functionality plus intuitive organizing, printing and sharing capabilities for amateur photographers and hobbyists who want to create professional-quality images for print and the Web.

        Adobe Premiere Elements—new, powerful yet easy-to-use video-editing software for home video editing; provides tools for hobbyists to quickly edit and enhance video footage with fun effects and transitions, and create custom DVDs for sharing video with friends and family.

        Adobe Premiere Pro—professional digital video-editing software used to create broadcast-quality content for video, film, DVD, multimedia, and streaming over the Web.

        Adobe Video Collection Professional Edition—suite of five integrated application products that allows users to produce professional-quality video, film and DVDs; includes Adobe After Effects Professional Edition, Adobe Audition, Adobe Encore DVD, Adobe Photoshop, and Adobe Premiere Pro.

        Adobe Video Collection Standard Edition—suite of four integrated application products that allows users to produce professional-quality video, film, and DVDs; includes Adobe After Effects Standard Edition, Adobe Audition, Adobe Encore DVD and Adobe Premiere Pro.

Intelligent Documents

Intelligent Documents Opportunity

        Enterprises are under increasing pressure to save money, offer improved customer service, adhere to regulatory requirements, and leverage existing investments in core systems. We believe that significant opportunities exist to help enterprises address these issues by making their business processes more efficient.

        Printed documents are an essential part of most enterprise business processes as they are a familiar method for communicating, collaborating, and conducting transactions with customers, partners, and employees. While enterprises may integrate documents with Web applications and similar technologies over time, we believe that many of these documents will continue to persist, and organizations will need to integrate electronic versions of printed documents with their business processes.

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

        We believe that Adobe can address these issues and realize significant opportunities. Our Adobe Intelligent Documents business provides organizations with solutions that create a secure and flexible way to extend the power and reach of their enterprise applications both inside and outside their computer network firewall. Our solutions can create intelligent documents which can be viewed, interacted with, and integrated into existing business processes.

        Our strategy to address these opportunities consists of delivering an Intelligent Document Platform that contains three architectural components:

  •
  Intelligent Adobe PDF documents

  •
  a universal client, the Adobe Reader

  •
  a set of document services

        Intelligent documents in Adobe PDF interact with core business applications and integrate information contained in those documents into business processes. Because they are exact electronic replicas, intelligent documents retain the best characteristics of paper documents, such as a familiar look. To this, we provide powerful business logic capabilities such as data validation and automated routing instructions. In addition, arbitrary data (including XML-based data) can be embedded inside of intelligent PDF documents for use or access later on in a business process. These features allow for more efficient interaction with enterprise applications while still providing the ability for people to manually access and interact with the data when necessary.

        A universal client is a commonly available interface or access point between people and intelligent documents. Adobe Reader software and Web browsers are examples of universal clients. With more than 500 million distributed copies of Adobe Reader, we have created a ubiquitous platform for accessing and interacting with intelligent documents. Adobe Reader is available on the most common operating system platforms free of charge, including Microsoft Windows, Apple Macintosh, Linux, various Unix-based platforms, and portable device systems such as Palm OS, Pocket PC, and the Symbian operating system for cellular phones. As a universal client, Adobe Reader enables users inside and outside the firewall to interact with intelligent PDF documents on most platforms, including desktops, laptops, PDAs, mobile phones, and kiosks, regardless of the application used to author the document.

        Finally, document services are underlying technologies that create, integrate, and manage intelligent documents—leveraging the use of a universal client for constituents to interact with data within the document. Document services that we provide include:

  •
  Document generation—enables users to generate high-quality documents in real time and via batch processes. This can be done from desktop applications or dynamically from core systems. These products and solutions dynamically generate personalized, customer-facing documents from enterprise applications for enhanced customer communications.

  •
  Document process management—products and solutions which allow organizations to automate form-based workflows deploying intelligent data capture systems and rules-based process management to automate business transactions.

  •
  Document collaboration—products and solutions to streamline collaborative processes securely among users, with a goal to accelerate review cycles and reduce costs.

  •
  Document control and security—products and solutions to control document access and usage, enable the use of digital signatures as a replacement for paper and pen-based signatures, and certify document authenticity.

        We provide both desktop and server-based software to address the needs of these market opportunities. On the desktop, we offer the Adobe Acrobat product family. On servers, we offer Adobe LiveCycle server software, which was launched in the second quarter of fiscal 2004 as a new umbrella brand name for our many server products that, when combined, deliver solutions for these document service categories. Adobe LiveCycle software is built on common server architecture based on Java 2 Enterprise Edition ("J2EE") and XML, allowing for easy integration into enterprise infrastructures.

        The opportunity for each of these document services, and our strategy to realize these opportunities is described below in more detail.

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

        Our solutions for document generation are intended to: improve customer satisfaction by enabling customized and personal dynamic document generation for multiple devices and platforms; ensuring that documents appear exactly as intended and are protected from unauthorized changes; and reducing costs by automating document and image production processes. We provide both desktop and server-based solutions for document generation.

        On the desktop, the Adobe Acrobat product family creates Adobe PDF documents from everyday office applications such as Microsoft Office, to specialized technical applications such as Computer Aided Design ("CAD") programs. In fiscal 2003, we expanded the Acrobat product line to three distinct products to meet the needs of the different types of customers that require Acrobat functionality:

  •
  Acrobat Elements—a low-cost version of Acrobat that contains Adobe PDF creation features targeted for enterprise knowledge workers. It provides easy, one-button Adobe PDF creation from Microsoft Office applications such as Excel, Word, and Outlook, allowing knowledge workers to reliably share electronic documents within and outside the walls of their organization.

  •
  Acrobat Standard—targets business professionals with its Adobe PDF creation, collaboration, and digital signature features. Workgroups and entire enterprises can utilize Acrobat Standard to implement electronic document workflow solutions that improve business processes.

  •
  Acrobat Professional—contains expert features targeted for customers such as Creative Professionals, print service personnel, IT personnel, engineers, architects, and other similar users. They use Acrobat Professional for advanced capabilities such as complex electronic document creation from multiple source formats, pre-flighting of documents that are to be professionally printed, color separation preview and output, electronic form creation, and one-button PDF creation from software applications such as AutoCAD, Visio, and Microsoft Project. Acrobat Professional also contains all of the features found in Acrobat Standard.

        On servers, we offer a combination of products to generate documents in batch mode. Our server products merge output, including XML-based data, from enterprise applications such as Customer Relationship Management ("CRM"), Enterprise Resource Planning ("ERP"), content management, and legacy systems with highly formatted document templates to generate personalized, reliable documents for print or secure electronic delivery.

        Adobe server-based document generation products include:

  •
  Adobe Acrobat Distiller Server

  •
  Adobe Acrobat Elements Server

  •
  Adobe Central Pro Output Server

  •
  Adobe Document Server

  •
  Adobe Output Designer

  •
  Adobe Output Pak for mySAP.com

  •
  Adobe Output Pak for Oracle e-Business Suite

  •
  Adobe Web Output Pak

        We believe our key advantages in the document generation market include the standardization of PDF in many government agencies and regulated industries as a format for distributing, viewing, printing, and archiving electronic documents. In addition, Adobe Reader is available on most platforms, assuring our customers who generate PDF files that their content will be viewable and printable when distributed. Finally, our solutions employ advanced security technology to help protect a document's authenticity, integrity, and confidentiality.

        In fiscal 2005, we released version 7.0 of the Acrobat family of products beginning in the first quarter of the fiscal year. The updated product family offers enhanced features that allow workgroups to manage a range of essential business activities such as assembling documents from multiple sources, creating intelligent forms, and more securely collaborating on projects. Acrobat 7.0 Professional customers can now include virtually anyone in an electronic review of a PDF document by enabling access to commenting tools in the free Adobe Reader software. Acrobat 7.0 Professional also includes Adobe LiveCycle Designer, our professional form design tool that provides users the ability to create sophisticated XML and PDF forms that can be integrated into enterprise systems. In addition, Acrobat

7.0 Professional and Acrobat 7.0 Standard are tightly integrated with Adobe LiveCycle Policy Server to enable organizations to apply and manage document policies for helping control access, auditing, expiration, and revocation rights in a PDF document.

        The new Acrobat 7.0 family of products also offers new functionality to address specific customer workflows. For example, Acrobat 7.0 Professional provides more advanced control over engineering and design documents for technical and creative workgroups that rely on specialized software such as CAD and publishing applications. Additionally, Acrobat 7.0 Professional and Acrobat 7.0 Standard provide an ability to effectively find, use and manage vital information—from emails and Web pages to everyday application files. And, the new Acrobat 7.0 products and the new Adobe Reader feature Yahoo! Search capabilities, providing users with a convenient bridge between online and offline content.

        With the new Acrobat 7.0 family of products, our Acrobat product segmentation strategy, and our volume licensing programs, we intend to increase our seat penetration in enterprises in fiscal 2005. We also intend to increase our focus on vertical markets such as government, financial services, manufacturing, education, and the architecture, engineering, and construction markets which require features beyond PDF creation.

        In the server market targeting document generation, we intend to continue to market the capabilities of our Adobe LiveCycle server products in fiscal 2005 to increase penetration in our targeted vertical markets: financial services and government. In addition, we have made progress with integration of our document generation technologies with other software vendors' platforms, such as those from SAP AG, International Business Machines ("IBM"), and EMC Documentum. We believe that through these product integrations, and through our go-to-market efforts with these vendors and their customers, we can achieve broader success in the document generation market in fiscal 2005.

  Document Process Management

        Enterprises have invested significantly in their infrastructure over the last decade, resulting in the deployment of complex business systems such as CRM, ERP, and Enterprise Content Management ("ECM"). Yet many of these back-end systems are not fully connected with each other, or with the software productivity tools used by business users on their desktops. To fully realize the power of core applications, enterprises must extend the reach of these applications with processes that enable the secure capture and interaction with data. They also must be able to automate, manage, and track the processes that rely on that data to increase internal operational efficiencies, while at the same time meet compliance mandates.

        To meet these challenges, we offer, as part of our Adobe LiveCycle family of document services, document process management solutions that leverage the intelligence and flexibility of intelligent PDF documents. By combining the business logic and data exchange capabilities of XML with the security and reliability of Adobe PDF, our process management solutions makes it easier for organizations to integrate electronic documents with enterprise applications and business processes.

        A key component of our document process management strategy is the utilization of electronic forms as a replacement for paper-based forms. Information entered into and contained in paper-based forms typically must be manually retyped and entered into enterprise applications, which is inefficient, error-prone, and labor-intensive. With our solutions for document process management, the enterprise's customers, employees, and partners can instead submit information through secure electronic forms. By embedding business logic (such as calculations and data validation) into these forms, our solutions can also improve the accuracy of data that is automatically integrated into core business systems such as CRM, ERP, and ECM enterprise applications.

        In addition, information captured in an electronic form can trigger rules- and roles-based workflow. For example, an employee can enter data on-line into an expense report that is submitted electronically for approval; the data can then be automatically sent to a manager for review, or integrated into the organization's accounting system. Additional process tracking and reporting capabilities offer business managers insight into the status of their workflows, and allow them ways to further streamline their processes for better business performance.

        Our document process management solutions involve several desktop products, including the Adobe Acrobat product line, Adobe Reader and Adobe LiveCycle Designer. Our solutions also include server-based software such as Adobe LiveCycle Forms, Adobe LiveCycle Reader Extensions Server, and Adobe LiveCycle Workflow Server. Together, these products offer the broadest range of solutions for deploying intelligent forms that can be completed online or offline, across diverse platforms and devices.

        In the second quarter of fiscal 2004, we acquired privately held Q-Link Technologies, a leading innovator in business process management software. The acquisition enhances our document process management capabilities by providing Java-based workflow technology that is being integrated with our Intelligent Document Platform.

        In addition, during fiscal 2004 we introduced our Adobe LiveCycle Barcoded Forms solution to automate the capture of user-supplied data from interactive Adobe PDF forms using 2D barcode technology. Our new solution helps bridge the paper-to-digital divide; when an electronic form is printed and the 2D barcode on the form is successfully scanned, data is electronically extracted from the barcode and routed to core enterprise applications. As a result, Adobe LiveCycle Barcoded Forms can dramatically reduce the costs, errors, and time associated with manual data entry or OCR-based forms processing solutions.

        In fiscal 2005, we intend to continue to market the capabilities of our LiveCycle server products targeting document process management to achieve increased market share in our targeted vertical markets. As in the document generation market, we have made progress with integration of our electronic forms technologies with other software vendors' platforms, such as those from SAP AG and IBM. We believe that through these product integrations, and through our go-to-market efforts with these vendors and their customers, we can achieve broader success in document process management in fiscal 2005.

  Document Collaboration

        The desire by governments and enterprises to have more effective and timely collaboration solutions has created a significant opportunity. Collaboration can be a difficult task for an enterprise to accomplish because documents must flow within and between organizations, yet all participants in review cycles may not have the same applications or system configurations to support proprietary or specialized document formats. Our solutions for document collaboration enable more secure and reliable distribution of documents to streamline document exchange, review, commenting, and approval on most platforms, while protecting content from unauthorized access and alterations. Adobe PDF documents can also be automatically routed, tracked, and integrated into core applications such as ECM to manage the full collaboration process.

        Benefits to customers using our solutions for document collaboration include the protection of business information and process integrity, the reduction of costs by automating collaborative processes and reducing paper, and the simplification of document sharing between employees, customers, partners, and other constituents. Governments can shorten the time it takes to approve applications. Enterprise customers can replace paper mailings to customers and suppliers with electronic document distribution, accelerate product and engineering documentation reviews, and streamline contract review and preparation.

        Our products for document collaboration include the Adobe Acrobat product line, Adobe Reader, and Adobe LiveCycle Reader Extensions Server. Adobe LiveCycle Reader Extensions Server lets enterprises easily share interactive, intelligent PDF documents with external parties. It unlocks features in the free Adobe Reader so that end users can use digital signatures to sign electronic documents, add comments by using electronic sticky notes and other mark-up tools, save the document and fill-in form information. Without these enabled capabilities, users would have to license software to interact with the documents electronically, or, print and manually edit or sign the documents.

        In fiscal 2005, we intend to continue to market the capabilities of our Adobe LiveCycle server products targeting the Document Collaboration market to increase penetration in our targeted vertical markets. In addition, with the release of Acrobat 7.0, Acrobat 7.0 Professional customers will be able to assign rights to a PDF file such that anyone using the free Adobe Reader can fully participate in an email-based PDF document review, with complete access to the necessary electronic review and markup tools.

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

        We believe the movement to the use of electronic documents by enterprises and consumers has created an emerging document control and security opportunity for Adobe. To address this market need, Adobe has implemented within its desktop and server products advanced technologies to help ensure the authenticity of an electronic document's origin, the integrity of its content, and the confidentiality of the communication.

        Our products for document control and security include the Adobe Acrobat product line, Adobe Reader, and Adobe LiveCycle Reader Extensions Server. In addition, we have brought to market a new server product called Adobe LiveCycle Policy Server which allows enterprises to manage information access more securely with dynamic, persistent document control.

        In fiscal 2005, we intend to continue to market the capabilities of our Adobe LiveCycle server products targeting the Document Control and Security market to increase penetration in our targeted vertical markets.

Intelligent Documents Products

  Desktop Document Generation

        Adobe Acrobat Capture—enables conversion of legacy paper-based documents into indexed, searchable, platform-independent electronic PDF files for archiving and distribution purposes.

        Adobe Acrobat Elements—desktop software that enables enterprises to extend the value of their Microsoft Office investment by standardizing on Adobe PDF for reliable document distribution; provides for the easy conversion of Microsoft Office documents to Adobe PDF, preserving document integrity for reliable viewing and printing on other operating systems and hardware platforms inside and outside the enterprise's IT firewall.

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

  Server-based Document Generation

        Adobe Acrobat Distiller Server—a server-based software application that provides workgroups with a centralized solution for converting PostScript files to Adobe PDF files over a network; gives IT and creative professionals the power of increased productivity and the assurance of consistent, high-quality output.

        Adobe Acrobat Elements Server—a server-based software application that enables organizations to centrally deploy and manage Adobe PDF creation capabilities across the enterprise; flexible, server-based deployment options, combined with a Web services Application Programming Interface ("API"), make it easy to integrate Adobe PDF generation into document-based business processes and existing enterprise applications.

        Adobe Central Pro Output Server—a server-based software application for document generation that allows organizations to create personalized, customer-facing documents from any data source—including legacy, line-of-business, ERP, or CRM applications; merges data with an electronic document template using a powerful processing engine to dynamically generate electronic documents such as purchase orders, invoices, statements, and checks for delivery via Adobe PDF, the Web, e-mail, fax, or print; works with Adobe Output Designer, which is a companion tool used to create sophisticated document templates.

        Adobe Document Server—a server-based software application for the creation, manipulation and assembly of customized Adobe PDF documents; XML-based data can be inserted into templates to create complex, content-rich documents for more targeted and effective customer communications; integrates with leading enterprise applications as well as custom systems.

        Adobe Output Designer—a design tool that allows users to create electronic document templates for use with Adobe solutions for document generation; aids in the creation of electronic documents that exactly replicate existing paper documents.

        Adobe Output Pak for mySAP.com—an SAP-certified server-based software application for document generation that enables organizations to optimize their investment in their SAP solution by creating personalized, professional-looking, customer-facing documents; provides an easy, fast, and cost-effective way to create and maintain documents for the SAP environment; integrates directly with an SAP system to extract information which is merged with a document template that defines the layout and formatting of the document; output can be in a variety of formats, including Adobe PDF, print, fax, e-mail, and the Web.

        Adobe Output Pak for Oracle e-Business Suite—a server-based software application for document generation; expands the scope of the Oracle E-Business Suite by allowing customers to easily create, maintain, and integrate high-quality, professional-looking electronic documents with their Oracle business processes in an easy, fast, and cost-effective way; integrates directly with Oracle Reports to extract XML data from other applications which is then merged with a document template that defines the layout and formatting of the document output; used to dynamically generate documents such as purchase orders, invoices, statements, and checks which can then be delivered via Adobe PDF, print, fax, e-mail, and the Web.

        Adobe Web Output Pak—a server-based software application for document generation; creates documents in PDF and HTML for presentation on the Web, and in Wireless Markup Language ("WML") for presentation to a wireless device; allows users to personalize and control the look of documents based on the data the documents contain.

  Document Process Management

        Our solutions for document process management include the following products as well as Adobe LiveCycle Reader Extensions Server and Adobe Reader, which are listed under Document Collaboration.

        Adobe LiveCycle Designer—a desktop software application which simplifies the creation and maintenance of intelligent XML form templates for deployment as Adobe PDF forms or HTML applications; provides an intuitive, graphical design tool for creating XML templates that look exactly as the author intended, and previewing them before deployment. It also simplifies adding intelligence to documents, such as calculations and validations, and binding form fields to arbitrary XML schemes for seamless integration with enterprise applications.

        Adobe LiveCycle Form Manager—a server-based software application which simplifies form management and increases user satisfaction by centralizing the management of all forms, regardless of file type, into a single point of access via a Web-based portal; allows administrators to manage form publication, version control, and user access, as well as establish ebXML relationships with business partners and customers inside and outside the enterprise.

        Adobe LiveCycle Forms (formerly Form Server)—offers a range of solutions for deploying intelligent forms that can be completed online or offline, across diverse platforms and devices; identifies a user's environment to deliver the richest form-filling capabilities supported, and integrates with enterprise applications to pre-populate form fields, save captured data, and initiate data-driven workflows.

        Adobe LiveCycle Barcoded Forms—a new solution which enables organizations to accurately capture user-supplied information from fill-and-print paper forms by using dynamic 2D barcodes; barcodes are initially set up through creation of the form with Adobe's Designer application; after the form is printed, signed, and returned by users of the form, the barcode on the form is scanned and decoded, and form data obtained from the barcode is routed to the appropriate enterprise application through Adobe's LiveCycle server products.

        Adobe LiveCycle Workflow Server—a server-based workflow application that allows for the design, deployment and management of forms-based business processes to improve organizational agility and productivity; uses a rules-and roles-based design tool that defines business rules a process must follow, as well as the roles of each individual involved in the process.

  Document Collaboration

        Our document collaboration products include Adobe LiveCycle Reader Extensions Server (below), as well as the Adobe Acrobat product family (product descriptions for which are listed under Desktop Document Generation).

        Adobe Reader—free software for reliably reviewing and printing Adobe PDF files on a variety of hardware and operating system platforms; when used with certain Adobe PDF files created with Adobe LiveCycle Reader Extensions Server or Adobe Acrobat 7.0 Professional, Adobe Reader can also be used to participate in collaborative workflows through the addition of collaboration features built into the Adobe PDF file; these features include review and markup tools that normally are not present in the standard Adobe Reader product.

        Adobe LiveCycle Reader Extensions Server—a server-based software application which lets enterprises easily create and share interactive PDF files with external parties who must interact with these documents—without requiring recipients of the documents to acquire Acrobat software that normally would be necessary to interact with the PDF files they receive. On an individual PDF document, it unlocks features so that when such a file is opened in the free Adobe Reader, users have access to functionality that normally would not be available in Adobe Reader. Examples of document collaboration features that can be enabled in Adobe Reader by this server product include the use of digital signatures to electronically sign PDF documents, the ability to provide comments by using electronic sticky notes and other collaborative mark-up tools, the capability to save the document and the ability to fill-in form information.

  Document Control and Security

        Adobe Acrobat Professional and Adobe Acrobat Standard—(in addition to features described previously) provide extensive document controls that let organizations determine who can open, print, copy, or modify content within a PDF document; also offers support for digital signature and authentication technologies from leading security vendors such as Entrust, GeoTrust, Identrus, RSA Security, and Verisign.

        Adobe LiveCycle Document Security Server—a server-based software application that helps organizations automate the processing of electronic documents by providing batch-based capabilities to digitally sign and certify PDF files, validate digital signatures, and encrypt/decrypt PDF documents; safeguards information when it leaves a company's network and integrates with existing public key infrastructures.

        Adobe LiveCycle Policy Server—a server-based software application that helps organizations manage information access securely with dynamic, persistent document control; allows for the control and monitoring of electronic document usage inside or outside the firewall, online or offline, and across multiple document platforms; lets organizations know when a document has been viewed, printed, or altered, and restricts access so that only intended recipients can open, use, and forward a document; allows for previously granted document permissions and access to be revoked; leverages Adobe Acrobat and Adobe Reader software to author and view protected documents.

OEM PostScript and Other

OEM PostScript and Other Opportunities

        Graphics professionals and professional publishers require quality, reliability, and efficiency in production printing, and we believe our printing technology provides advanced functionality to meet the sophisticated requirements of this marketplace. As high-end printing systems evolve and transition to fully digital, composite workflows, we believe we are uniquely positioned to be a supplier of software and technology based on the Adobe PostScript and Adobe PDF standards for use by hardware manufacturers in this industry. We generate revenues by licensing our technology to OEMs that manufacture printers and other output devices.

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

        Adobe Extreme—a printing architecture for service bureaus, prepress shops, and commercial printers; the fastest, most flexible implementation of our printing technology; provides an integrated workflow that automates prepress tasks, optimizing output speeds and quality by using Adobe PDF and job tickets; offers flexibility while delivering a scalable, reliable, and productive printing environment.

COMPETITION

        The markets for our products are characterized by intense competition, evolving industry standards, rapid software and hardware technology developments, and frequent new product introductions. Our future success will depend on our ability to enhance our existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards and other technological changes.

Creative Professional

        In our Creative Professional segment, we offer the Adobe Creative Suite in two versions, which are products that consist of combinations of several of our technologies. The Adobe Creative Suite Standard Edition combines the capabilities of Adobe InDesign, Adobe Illustrator, and Adobe Photoshop, as well as file management and integration technology called Version Cue. The Adobe Creative Suite Premium Edition adds to this the capabilities of Adobe Acrobat Professional and Adobe GoLive.

        We also offer some of the technologies available in our Creative Suites as individual software applications. We believe these individual products (Adobe GoLive, Adobe Illustrator, and Adobe InDesign), as well as other publishing products we offer—Adobe PageMaker and Adobe FrameMaker—compete favorably on the basis of features and functionality, ease of use, product reliability, and price and performance characteristics. In addition, the products work well together, providing broader functionality and shortened product learning time for the individual who uses multiple applications to complete a project.

        Drawing and illustration products are characterized by feature-rich competition, brand awareness, and price sensitivity. Our Adobe Illustrator product faces competition from companies such as Alias, Corel, Deneba, Macromedia, and Mediascape. We believe our product competes favorably due to high awareness of the features in our Illustrator product, especially the drawing and illustration functionalities, the technical capabilities of the product, and our ability to leverage core technologies from our other established products.

        Our Adobe InDesign product, used for professional page layout, faces tough competition. The main competitor, Quark, has a competitive product, Quark XPress, which maintains a market share leadership position in the professional page layout market. Quark also benefits from an established industry infrastructure that has been built around the use of their XPress product in print shops and service bureaus, and through the development of third party plug-in products. Barriers to the adoption of Adobe InDesign by Quark XPress customers include this infrastructure, as well as the cost of conversion, training, and software/hardware procurement required to switch to InDesign. We have seen an increase in the adoption of InDesign software, and we believe we will continue to see market share gains going forward due to a product offering that contains new innovative features, our strong brand among users, positive reviews by industry experts, adoption of InDesign by major accounts which are influencers in their industries, and improved infrastructure support by the industry for our overall solution.

        The demand for Web page layout is constantly evolving and highly volatile. We believe Adobe GoLive faces significant direct and indirect competition for Web page layout applications from companies such as Arbortext, Bare Bones Software, Macromedia, and Microsoft. We believe our product compares favorably to these applications; however, our market share may be constrained by Macromedia's position in the Web page layout market, and by Microsoft's ability to target its Web page layout software to users in markets they dominate, including users of Microsoft Office, Microsoft Windows operating system, and the Microsoft Internet Explorer Web browser.

        In technical authoring and publishing, our Adobe FrameMaker product faces competition from large-scale electronic publishing systems, XML-based publishing companies such as Arbortext, as well as lower-end desktop publishing products such as Microsoft Word. Competition is based on the quality and features of products, the level of customization and integration with other publishing system components, the number of hardware platforms supported, service, and price. We believe we can successfully compete based upon the quality and features of the Adobe FrameMaker product, and our extensive application programming interface.

        In desktop publishing, our Adobe PageMaker product faces competition from other software products, including Microsoft Publisher. Competition is based on the quality and features of products, ease-of-use, printer service support, and price. We believe we have a strong product and can successfully compete with these types of applications based upon the quality and features of the Adobe PageMaker product, its strong brand among users, and its widespread adoption among printer service bureaus.

Digital Imaging and Video

        The needs of digital imaging and video editing software users are constantly evolving due to rapid technology and hardware advancements in digital cameras, digital video cameras, printers, personal computers, cellular phones, and other new devices. Our software offerings, including Adobe Photoshop, Adobe Photoshop Album, Adobe Photoshop Album Starter Edition, Adobe Photoshop Elements, Adobe After Effects, Adobe Audition, Adobe Encore DVD, Adobe Premiere Elements, and Adobe Premiere Pro software, face significant competition from companies offering similar products and will continue to face competition from emerging products. In addition, we face competition from emerging products and technologies, including those coming from the Open Source movement.

        Our mid-range consumer offerings, including Photoshop Elements and Premiere Elements, are subject to intense competition, price sensitivity, brand awareness and strength in OEM bundling and retail distribution. We face direct and indirect competition from a number of companies that market software which competes with ours, including ACD Systems, AI Soft (Japan), Apple Computer, ArcSoft, Corel, i4 (Japan), Google (through their acquisition of image management technology from Picasa), Image Software, Macromedia, Magix, Micrografx, Microsoft, Paessler GmbH (Germany), Pegasus Imaging Company, Phase One, Photodex Corporation, Roxio, TriVista Technologies, and Ulead Systems. In addition, we face competition from device, hardware, and camera manufacturers such as Apple Computer, Canon, Dell, Hewlett-Packard, Nikon, Sony, and others as they try to differentiate their offerings by bundling their own digital imaging software, or those of our competitors. Similarly, we face potential competition from operating system manufacturers such as Apple Computer and Microsoft if they integrate hobbyist-level digital imaging and image management features in future versions of their operating systems. Finally, we face potential competition from Open Source products, including Gimp for Linux.

        We believe we compete favorably against other mid-range digital imaging, digital video and consumer-focused image management software applications with our Adobe Photoshop Elements, Adobe Premiere Elements, and Adobe Photoshop Album products due to strong consumer awareness of our brand in digital imaging and digital video, our relationships with significant OEMs, positive recommendations for our products by market influencers, our increased focus on the retail software channel, and strong feature sets.

        In professional digital imaging, software applications compete based on product features, brand awareness, and price sensitivity. We face direct and indirect competition from a number of companies including Corel and Macromedia. We are an industry leader and compete favorably with our Adobe Photoshop product due to high awareness of the Photoshop brand in digital imaging, the positive recommendations for our Photoshop product by market influencers, the features and technical capabilities of the product, and our ability to leverage core features from our other established products.

        Applications for digital video editing, motion graphics, special effects, audio creation, and DVD authoring face increasing competition as video professionals and hobbyists migrate away from analog video and audio tools towards the use of digital camcorders and digital video production on their computers and DVD systems for rich media playback. Our Adobe After Effects, Adobe Audition, Adobe Encore DVD, and Adobe Premiere Pro software products, as well as the Adobe Video Collection which contains these products, face competition from companies such as Apple Computer, Avid, Canopus, Discreet, Pinnacle Systems, Roxio, Sonic Solutions, ULead Systems and Sony. Our Premiere Elements software product, which is targeted for use by hobbyists, faces competition from companies such as Aist, ArcSoft, Broderbund, Cyberlink, Magix, Microsoft, Muvee, and Pinnacle Systems.

        Adobe After Effects is a leader in professional compositing and visual effects due to its strong feature set, and its integration with our other products that helps create a broad video editing platform for our customers. In professional digital video editing, we are an industry leader on the Microsoft Windows platform with Adobe Premiere Pro, and compete favorably due to our strong feature set, our OEM relationships, and the integration with our other products to create a broad digital video publishing platform for our customers.

Intelligent Documents

        As we broaden the scope of products and solutions offered with our Intelligent Document Platform, we face increased competition from entrenched office applications, makers of products which provide clone capabilities of our Acrobat product, electronic forms solution providers, emerging products/technologies, and potentially, enterprise collaboration system providers. Additionally, current office applications and content creation/management tools that use HTML, Macromedia Flash, Macromedia FlashPaper, Microsoft InfoPath, Microsoft Word, Tagged Information File Format ("TIFF"), and various XML-based formats for electronic document distribution provide alternate solutions to customers, and indirectly compete with our Intelligent Documents products and the use of Adobe PDF.

        For document generation solutions—specifically, the desktop and server-based PDF file creation markets—Adobe Acrobat and our server solutions such as Adobe Acrobat Elements Server, Adobe Acrobat Distiller Server, and Adobe Document Server face competition from many Acrobat clone products marketed by companies such as AdLib, Active PDF, Ansyr Technology, eHelp Corporation, Global Graphics, Scansoft, Software995, Sourcenext, and others. In addition, other PDF creation solutions can be found at a low cost, or for free, on the Web. Additional competitors in the server-based document generation market include DocuCorp, Document Sciences, Exstream, Formscape, and StreamServe. However, some PDF creation solution providers in the market today use technology from us, licensed as Adobe PDF Libraries, to implement the PDF creation capabilities of their products or solutions.

        In the higher end of the market, Acrobat Professional allows us to provide similar value as, and compete more directly against, other creative professional PDF tool providers, such as Enfocus, Dalim, TeamPDF, and Zinio.

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

        Microsoft has also brought to market new products and technologies to address emerging Intelligent Documents market needs. In the Professional version of Microsoft Office 2003, they introduced a new information gathering program called InfoPath 2003. They have also introduced Windows Rights Management Services in their Windows Server 2003 product, which is designed to allow corporate networks to manage and enforce restrictions built into documents. Microsoft has also introduced enhanced collaborative document review, document security, and document distribution capabilities in its versions of Microsoft Office 2003.

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

        We also continue to face competition in our Intelligent Documents business from small eForm solution companies such as PureEdge, other regional based eForm solution providers, as well as FileNET's electronic form solutions. Similarly, we face competition for document process management solutions from workflow solution vendors such as FileNET, MetaStorm, Scansoft, and Ultimus.

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

        Looking to the future, electronic document systems targeting enterprises will continue to be developed and will likely be adopted. In addition, Microsoft is working on the next generation of its Windows operating system, codenamed Longhorn, which could be released as early as late 2005. It is anticipated that Microsoft will add new user interface and electronic document capabilities to Longhorn, potentially providing additional competition to our Intelligent Document products and solutions. We are working to ensure our Adobe Intelligent Documents applications stay at the forefront of innovation in emerging opportunities such as document generation, document collaboration and document process management, and thus are positioned to be leading products and technologies in these areas.

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

        We support our worldwide distribution network and end-user customers with international offices around the world, including locations in Australia, Belgium, Brazil, Canada, China, Denmark, England, Finland, France, Germany, India, Ireland, Italy, Japan, Korea, Mexico, the Netherlands, Norway, Portugal, Scotland, Singapore, Spain, Sweden, Switzerland, and Taiwan.

        We license our Adobe PostScript software and other printing systems technology to computer and printer manufacturers, who in turn distribute their products worldwide. We derive a significant portion of Adobe PostScript royalties from international sales of printers, imagesetters, and other output devices by our OEMs.

        We also license software with maintenance and support, which includes rights to upgrades, when and if available, support, updates, and enhancements.

        For information regarding our market segments and segment revenue, geographic areas and significant customers, please refer to Note 17 of our Notes to Consolidated Financial Statements.

Order Fulfillment

        The procurement of the various components of packaged products, including CDs and printed materials, and the assembly of packages for retail and other applications products is controlled by our Global Supply Chain Management operations. We outsource our order fulfillment activities to third parties in the United States, Europe, and Asia.

        To date, we have not experienced significant difficulties in obtaining raw materials for the manufacture of our products or in the replication of CDs, printing, and assembly of components, although an interruption in production by a supplier could result in a delay in shipment of our products. The backlog of orders from customers, as of January 21, 2005 and January 30, 2004, was approximately $13.9 million and $13.8 million, respectively.

Services and Support

        We provide professional services, technical support and customer service to a wide variety of customers including consumers, creative professionals and business users. Our service and support revenue consists primarily of consulting fees, software maintenance and support fees, and training fees.

  Services

        We have a global Professional Services team dedicated to developing and implementing solutions for enterprise customers in key vertical markets and to transfer technical expertise to our Solution Partners. The Professional Services team uses a comprehensive, customer-focused methodology to develop high quality solutions, which in turn deliver a significant competitive advantage to our enterprise customers. A portfolio of technical training courses is also available for desktop and server-based products to meet the needs of our enterprise customers and Solution Partners.

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

        Our support revenue also includes support for our desktop products. We offer a range of support programs, from fee-based incidents to annual support contracts. Additionally, we provide extensive self-help and online technical support capabilities via the Web, which allows customers quick and easy access to possible solutions. We provide product support through a combination of outsourced vendors and internal support centers.

        We also offer Developer Support to partners and developer organizations. The Adobe Solution Network ("ASN") Developer Program focuses on providing developers with high-quality tools, software development kits, information, and services.

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

Investments

        We own limited partnership interests in three venture capital limited partnerships, Adobe Ventures L.P., Adobe Ventures III, L.P., and Adobe Ventures IV, L.P. (collectively "Adobe Ventures"), that invest in early stage companies with innovative technologies. We also make direct investments in privately held companies. In addition to the potential for financial returns, our venture activities often increase our knowledge of emerging markets and technologies, as well as expand our opportunities to provide Adobe products and services. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        Our direct equity investments and Adobe Ventures investments at December 3, 2004 consisted of the following companies:

	Private	Public
Adobe Equity Investments
Datalogics, Inc.	X
Digimarc Corporation		X
Objectivity, Inc.	X
ONCE Corporation	X
Salon Media Group, Inc.		X
Vicom Systems, Inc.	X
WinSoft S.A.	X
Adobe Ventures L.P. Equity Investments
Managing Editor Software, Inc.	X
Adobe Ventures III, L.P. Equity Investments
Biz 360, Inc.	X
Builders Information Group, Inc.	X
Digital Fountain	X
Sendmail, Inc.	X
Shutterfly, Inc.	X
Adobe Ventures IV, L.P. Equity Investments
Above All Software, Inc. (formerly BAM Software, Inc.)	X
Bellamax, Inc.	X
Biz 360, Inc.	X
C-Decisions, Inc.	X
Convio, Inc.	X
Digital Fountain	X
Five Across, Inc.	X
Global Acquisition, LLC	X
GX Holdings, Inc.	X
Kontiki, Inc.	X
NetCell Corporation	X
Oversight Technologies, Inc.	X
Pervasive Security Systems, Inc.	X
Sendmail, Inc.	X
Shutterfly, Inc.	X
TuVox, Inc.	X

        We intend to continue investing in new markets and technologies through limited partnerships as well as through direct investments.

PRODUCT DEVELOPMENT

        Since the personal computer and enterprise software industries are characterized by rapid technological change, a continuous high level of investment is required for the enhancement of existing products and the development of new products. We primarily develop our software internally. We occasionally acquire products developed by others by purchasing the stock or assets of the business entity that held ownership rights to the technology. In other instances, we have licensed or purchased the intellectual property ownership rights of programs developed by others with license or technology transfer agreements that may obligate us to pay royalties, typically based on a dollar amount per unit shipped or a percentage of the revenues generated by those programs.

        During fiscal years ended December 3, 2004, November 28, 2003 and November 29, 2002, our research and development expenses, including costs related to contract development, were $311.3 million, $277.0 million and $246.1 million, respectively.

        In May 2004, we acquired Q-Link Technologies, Inc ("Q-Link"), a privately held company, which provided Java-based workflow technology that will be integrated with our Intelligent Documents platform to enable customers to integrate document process management with core applications.

        In May 2003, we purchased the technology assets of Syntrillium Software ("Syntrillium"), a privately held company which developed, published and marketed digital audio tools including its recording application, Cool Edit Pro, now renamed Adobe Audition, all of which have been added to our existing line of professional digital imaging and video products. By adding Adobe Audition and the other tools to our existing line of products, we have improved the Adobe video workflow and expanded the products and tools available to videographers, DVD authors and independent filmmakers.

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

        Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for the software industry. This problem is particularly acute in international markets. We conduct vigorous anti-piracy programs directly and through certain external software associations. Although our products generally do not contain copy protection or network copy-detection features, we have recently included activation technology in certain products to guard against illegal use and will continue to do so in certain future products.

EMPLOYEES

        As of January 25, 2005, we employed 3,142 people. We have not experienced work stoppages and believe our employee relations are good. Competition in recruiting personnel in the software industry, especially highly skilled engineers, is intense. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, management and sales and marketing personnel.

AVAILABLE INFORMATION

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations Web site at www.adobe.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on our Web site is not incorporated into this Annual Report on Form 10-K.

EXECUTIVE OFFICERS

        Adobe's executive officers as of January 21, 2005 are as follows:

Name	Age	Positions
Bruce R. Chizen	49	Chief Executive Officer
Shantanu Narayen	41	President and Chief Operating Officer
John D. Brennan	40	Senior Vice President, Strategic Development
Karen O. Cottle	55	Senior Vice President, General Counsel and Corporate Secretary
Murray J. Demo	43	Senior Vice President and Chief Financial Officer
Melissa Dyrdahl	47	Senior Vice President, Corporate Marketing and Communications
James Heeger	48	Senior Vice President, Creative Professional Business Unit
Ivan Koon	47	Senior Vice President, Intelligent Documents Business Unit
Bryan Lamkin	44	Senior Vice President, Digital Imaging and Video Business Unit
Jim Stephens	47	Senior Vice President, Worldwide Sales and Field Operations
Theresa Townsley	46	Senior Vice President, Human Resources

        Mr. Chizen joined Adobe upon the closing of the acquisition of Aldus in August 1994 as Vice President and General Manager, Consumer Products Division. In December 1997, he was promoted to Senior Vice President and General Manager, Graphic Products Division and in August 1998, Mr. Chizen was promoted to Executive Vice President, Products and Marketing. In April 2000, Mr. Chizen was promoted to President of Adobe and in December 2000, he also became Adobe's Chief Executive Officer and joined the Adobe Board of Directors in December 2000. In January 2005, Mr. Chizen relinquished the title of President, but remains as Adobe's Chief Executive Officer and a member of Adobe's Board of Directors. Prior to joining Adobe, Mr. Chizen was Vice President and General Manager, Consumer Division of Aldus Corporation from February 1994 to August 1994, and from November 1992 to February 1994, he was Vice President and General Manager, Claris Clear Choice for Claris Corp., a wholly owned subsidiary of Apple Computer, Inc., a manufacturer of computers and software. Mr. Chizen is a member of the Board of Directors of Synopsys, Inc.

        Mr. Narayen joined Adobe in January 1998 as Vice President and General Manager of Adobe's engineering technology group. In January 1999, he was promoted to Senior Vice President, Worldwide Products and in March 2001 he was promoted to Executive Vice President, Worldwide Product Marketing and Development. In January 2005, Mr. Narayen was promoted to President and Chief Operating Officer of Adobe. Prior to joining Adobe, Mr. Narayen co-founded Pictra Inc., a digital photo sharing software company, in 1996. He was Director of Desktop and Collaboration products at Silicon Graphics Inc. and held various senior manager positions at Apple Computer Inc. before founding Pictra.

        Mr. Brennan joined Adobe in July 2004 as Senior Vice President of Corporate Development. Prior to joining Adobe, Mr. Brennan was Senior Vice President of Small and Medium Business Operations of Hewlett-Packard Company from August 2003 to June 2004 and from July 2000 to August 2003 he led Hewlett-Packard's corporate development activities, including overall planning and corporate investment activities. Prior to that, Mr. Brennan was with the consulting firm, Accenture.

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

        Mr. Demo joined Adobe in August 1996 as the Director of Operations Finance. In July 1998 he was promoted to Corporate Controller. In October 1999, he was promoted to Vice President and Corporate Controller and in June 2000 was promoted to Senior Vice President and Chief Financial Officer. Prior to joining Adobe, Mr. Demo was the Director of Finance for Miller Freeman, Inc, a division of United Business Media PLC, London, England from June 1993 to July 1996. Prior to Miller Freeman, Inc., Mr. Demo held a variety of senior finance and business development positions at Visionary Corporate Technologies, First Financial Management and GM Hughes Electronics. Mr. Demo is a member of the Executive Committee of the Board of Directors of AeA, the nation's largest high-tech trade association.

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

        Mr. Heeger joined Adobe in February 2002 as Senior Vice President of Cross Media Publishing, now Senior Vice President, Creative Professional Business Unit. He was Chief Executive Officer and President of Fotiva from March 2001 to December 2001, when Fotiva was acquired by Adobe. From September 1993 to June 2000, Mr. Heeger was with Intuit, Inc., where he served as Senior Vice President and General Manager of Small Business Division from July 1997 to June 2000. In April 1995, Mr. Heeger became Chief Financial Officer and served as Chief Financial Officer and Senior Vice President of Administration until July 1997. Mr. Heeger began at Intuit as Vice President and General Manager of Supplies Division from December 1993 to April 1995. Prior to Intuit, Mr. Heeger spent 11 years with Hewlett-Packard in marketing and distribution roles.

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

        Mr. Stephens joined Adobe in February 1990 and held various senior management positions in sales and marketing for Adobe's Printing Systems Division before being promoted in November 1997 to Vice President of Change Management. In June 1998, he was promoted to Vice President, Investor Relations and in April 1999, Mr. Stephens was promoted to Vice President, Corporate Development. In September 2000, Mr. Stephens was promoted to Senior Vice President, E-business Development, and in October 2001, Mr. Stephens was promoted to Senior Vice President, Worldwide Sales and Field Operations. For ten years prior to joining Adobe, Mr. Stephens held sales and marketing management positions at Dataproducts Corporation and Texas Instruments. In 2003, Mr. Stephens became a member of the Board of Trustees for the San Jose Repertory Theatre in San Jose, California.

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

ITEM 2. PROPERTIES

        The following table sets forth the location, approximate square footage, and use of each of the principal properties used by Adobe. We lease or sublease all of these properties with the exception of our property in India, where we own the building and lease the land. All properties are leased under operating leases. Such leases expire at various times through 2091. The annual base rent expense for all facilities (including operating expenses, property taxes, and assessments) is currently approximately $45.6 million and is subject to annual adjustments as well as changes in interest rates.

Location	Approximate Square Footage	Use
North America:
345 Park Avenue San Jose, California, USA	360,000	Research, product development, sales and marketing
321 Park Avenue San Jose, California, USA	280,000	Research, product development, sales and marketing
151 Almaden Boulevard San Jose, California, USA	270,000	Administration, product development and sales
801 N. 34th Street-Waterfront Seattle, WA 98103-88	255,000	Product development, sales, marketing, technical support, and administration
560 Rochester St. Ottawa, Ontario Canada K1S 5K2	152,000	Product development, sales, marketing, technical support, and administration
India:
Adobe Towers, 1-1A, Sector 25A Noida, 201301, U.P. India	200,000	Product development and administration
Japan:
Gate City Ohsaki East Tower 1-11-2 Ohsaki, Shinagawa-ku Tokyo 141-0032 Japan	57,000	Product development, sales, marketing, and administration
Germany:
Grobe Elbstrable 27 Hamburg, 22767	27,000	Product development
UK:
3 Roundview Avenue Stockley Park, Middlesex	21,000	Sales and marketing

        In general, all facilities are in good condition and are operating at capacities of approximately 70% and above.

        In addition to the facilities listed above, we also lease other office space in the United States and various other countries under operating leases. We have one leased set of offices in San Jose, California that was vacated in connection with the restructuring program implemented in fiscal 1998. We have subleased the offices but still have a commitment under the lease agreement until 2007.

ITEM 3. LEGAL PROCEEDINGS

        On September 4, 2002, Adobe initiated arbitration proceedings in London, England against Agfa Monotype Corporation ("AMT"), seeking a declaration that Adobe's distribution of font software that generates AMT typefaces did not breach its contract pursuant to which it licensed certain rights with respect to AMT typefaces and, therefore, that AMT did not have the right to terminate the agreement. AMT made certain breach of contract claims in response to Adobe's arbitration demand. On June 28, 2004, the arbitrators held that the contract remains in full force and that AMT does not have the right to terminate it. The arbitrators found in favor of AMT on only one of its three claims, which was subsequently resolved by the parties.

        On September 5, 2002, AMT and its subsidiary International Typeface Corporation ("ITC") filed suit against Adobe in the U.S. District Court, Eastern District of Illinois, asserting that Adobe's distribution of the superseded 5.0 version of Adobe Acrobat violated the Digital Millennium Copyright Act. In January 2005, the court granted Adobe's motion for summary judgment.

        On November 13, 2002, ITC filed another suit against Adobe in the United States District Court for the Eastern District of Illinois, asserting that Adobe breached its contract with ITC and that ITC, not Adobe, owns the copyrights in font software created by Adobe which generates ITC typefaces. If ITC prevails on its breach of contract claims in this action, ITC may have the right to terminate Adobe's right to distribute any of its products that then still contain font software that generates ITC typefaces. The results of any litigation are inherently uncertain and we cannot assure that we will be able to successfully defend ourselves against this remaining action. ITC seeks an unspecified aggregate dollar amount of damages and a favorable outcome for ITC in this action could have a material adverse effect on Adobe's consolidated financial position, cash flows or results of operations. We believe that ITC's claims are without merit and we are vigorously defending against them.

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

        On November 18, 2002, Plaintiffs Shell & Slate Software Corporation and Ben Weiss filed a civil action in the U.S. District Court in Los Angeles against Adobe alleging false designation of origin, trade secret misappropriation, breach of contract and other causes of action. The claim derived from the Plaintiffs' belief that the "healing brush" technique of Adobe Photoshop software incorporates the Plaintiffs' trade secrets. The Plaintiffs also sought preliminary and permanent injunctive relief, compensatory, treble and punitive damages and fees and costs. In November 2004, the parties resolved this matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 3, 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        (a)   Our common stock is traded on the Nasdaq National Market under the symbol "ADBE." On January 21, 2005, there were 1,641 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock and the cash dividends paid per share, for the periods indicated.

	Price Range
			Cash Dividend Per Share
	High	Low
Fiscal 2004:
First Quarter	$43.00	$35.55	$0.0125
Second Quarter	46.88	34.30	0.0125
Third Quarter	47.36	39.32	0.0125
Fourth Quarter	63.14	46.54	0.0125
Fiscal Year	63.14	34.30	0.0500
Fiscal 2003:
First Quarter	$29.34	$24.27	$0.0125
Second Quarter	38.38	25.64	0.0125
Third Quarter	40.00	30.46	0.0125
Fourth Quarter	46.38	36.23	0.0125
Fiscal Year	46.38	24.27	0.0500

        We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for each of the four quarters in fiscal 2004 and 2003. Under the terms of our lease agreements for our San Jose headquarters, we are not prohibited from paying cash dividends unless an event of default occurs. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

        For information on our equity compensation plans and financial covenant ratios, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the sections titled "Employee and Director Stock Options" and "Liquidity and Capital Resources," respectively.

        (c)   Below is a summary of stock repurchases for the quarter ended December 3, 2004 (in thousands, except average price per share). See Note 12 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Plan/Period	Shares Repurchased(1)	Average Price Per Share	Maximum Number of Shares that May Yet be Purchased
Stock Repurchase Program I
Beginning shares available to be repurchased as of September 3, 2004			21,176,712
September 4, 2004—October 1, 2004
From employees(2)	119	$45.47
Structured repurchases	1,121,292	47.38
October 2, 2004—October 29, 2004
From employees(2)	137	51.34
Structured repurchases	913,820	50.62
October 30, 2004—December 3, 2004
From employees(2)	42	56.67
Structured repurchases	478,169	54.52
Adjustments to repurchase authority for net dilution	—		9,598,521	(3)

Total shares repurchased	2,513,579		(2,513,579)

Ending shares available to be repurchased as of December 3, 2004			28,261,654	(4)

(1)
All shares were purchased as part of publicly announced plans.

(2)
The repurchases from employees represent shares canceled when surrendered in lieu of cash payments for withholding taxes due.

(3)
Adjustment of authority to reflect changes in the dilution from outstanding shares and options.

(4)
The remaining authorization for the ongoing stock repurchase program is determined by combining all stock issuances, net of any canceled, surrendered or exchanged shares less all stock repurchases under the ongoing plan, beginning in the first quarter of fiscal 1998.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data (presented in thousands, except per share amounts and employee data) are derived from Adobe's consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. All share and per share amounts referred to in the table below have been adjusted to reflect the two-for-one stock split in the form of stock dividends effected October 24, 2000.

	Fiscal Years
	2004	2003	2002	2001	2000
Operations:
Revenue	$1,666,581	$1,294,749	$1,164,788	$1,229,720	$1,266,378
Gross profit	1,562,203	1,201,727	1,060,500	1,148,269	1,179,123
Income before income taxes	608,645	380,492	284,689	306,931	443,739
Net income(*)	450,398	266,344	191,399	205,644	287,808
Net income per share(*)
Basic	1.89	1.14	0.81	0.86	1.21
Diluted	1.82	1.10	0.79	0.83	1.13
Cash dividends declared per common share	0.05	0.05	0.05	0.05	0.05
Financial position:
Cash, cash equivalents and short-term investments	1,313,221	1,096,533	617,737	581,613	679,853
Working capital	1,099,621	892,498	436,883	453,713	563,307
Total assets	1,958,632	1,555,045	1,051,610	932,173	1,069,416
Stockholders' equity	1,423,477	1,100,800	674,321	616,972	752,544
Additional data:
Worldwide employees	3,848	3,515	3,319	3,043	2,947

(*)
In 2004, includes investment gain of $2.5 million. In 2003, includes investment loss of $12.9 million and reversal of restructuring and other charges of $0.5 million. In 2002, includes investment loss of $17.2 million, restructuring and other charges of $12.1 million, acquired in-process research and development of $5.8 million, and amortization and impairment of goodwill and purchased and other intangibles of $21.0 million. For further information regarding our acquisitions and restructuring charges, refer to Notes 2 and 8, respectively, in our Notes to Consolidated Financial Statements. In 2001, includes investment loss of $93.4 million, restructuring and other charges of $12.1 million, and amortization of goodwill and purchased and other intangibles of $14.3 million. In 2000, includes investment gains of $14.3 million, one-time gains from the sale of assets of $2.7 million, restructuring and other charges of $5.6 million, in-process research and development of $0.5 million, and amortization of goodwill and purchased and other intangibles of $7.0 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion (presented in millions, except share and per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans and investing activities, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section under "Factors That May Affect Future Performance." You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"), including the Quarterly Reports on Form 10-Q to be filed in 2005. When used in this report, the words "expects," "could," "would", "may," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions, as well as statements regarding Adobe's focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

OVERVIEW

        Founded in 1982, Adobe offers a line of software and services for consumers, creative professionals and enterprises, in both private and public sectors. Our products enable customers to create, manage and deliver visually rich, compelling and reliable content. We distribute our products through a network of distributors and dealers, VARs, systems integrators, ISVs and OEMs; direct to end users; and through our own Web site at www.adobe.com. We also license our technology to major hardware manufacturers, software developers and service providers and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas, EMEA, and Asia. Our software runs on Microsoft Windows, Apple Macintosh, Linux, UNIX and various non-personal computer platforms, depending on the product.

CRITICAL ACCOUNTING ESTIMATES

        In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and income taxes have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see the discussion in the section titled "Recent Accounting Pronouncements" below and Note 1 of our Notes to Consolidated Financial Statements.

Revenue Recognition

        We recognize revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments and estimates. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions, if any, must be deferred. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services and the appropriate pricing for those products and services. Our assumptions and judgments regarding future products and services could differ from actual events, thus materially impacting our financial position and results of operations.

        We have to estimate provisions for returns which are recorded against our revenues. In determining our estimate for returns, and in accordance with our internal policy regarding global channel inventory which is used to determine the level of product held by our distributors on which we have recognized revenue, we rely upon historical data, the estimated amount of product inventory in our distribution channel, the rate at which our product sells through to the end user, product plans and other factors. Our estimated provisions for returns can vary from what actually occurs. More or less product may be returned from what was estimated. The amount of inventory in the channel could be different than what is estimated. Our estimate of the rate of sell through for product in the channel could be different than what actually occurs. There could be a delay in the release of our products. These factors and unanticipated changes in the economic and industry environment could make our return estimates differ from actual returns, thus materially impacting our financial position and results of operations.

Accounting for Income Taxes

        We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board ("FASB") recently enacted Statement of Financial Accounting Standards 123—revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

We are required to adopt SFAS 123R in the fourth quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FAS 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 ("AJCA")." See "Income Tax Provision" under "Results of Operations" and Note 1 in our Notes to Consolidated Financial Statements for information regarding FAS 109-2.

        See Note 1 in our Notes to Consolidated Financial Statements for information regarding other recent accounting pronouncements.

RESULTS OF OPERATIONS

Overview of 2004

        During the fiscal 2004, we continued to focus on delivering comprehensive technology platforms for enterprises and creative professionals to drive revenue and earnings growth. Our latest Acrobat desktop products, released during fiscal 2003, continued to perform well which indicates we are making progress against our Intelligent Documents segment strategy to increase the adoption of Acrobat. Our Intelligent Documents initiatives continue to deliver a comprehensive server-based platform to help governments and enterprises improve their business processes. Our Intelligent Documents server revenue has achieved both strong sequential and year-over-year revenue growth. Additionally, we believe our strategy of providing creative professionals a complete design platform is resonating with our customers. The success we achieved in fiscal 2003 in our Creative Professional business segment continued in fiscal 2004 due to strong licensing of our Adobe Creative Suites and CS products.

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

Revenue

	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003	% Change 2003 to 2002	Fiscal 2002
Product	$1,634.0	29%	$1,269.0	10%	$1,153.2
Percentage of total revenues	98%		98%		99%
Services and support	32.6	27%	25.7	122%	11.6
Percentage of total revenues	2%		2%		1%

Total revenues	$1,666.6	29%	$1,294.7	11%	$1,164.8

        We have four reportable segments: Digital Imaging and Video, Creative Professional, Intelligent Documents, and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing, enhancing and sharing digital images and photographs, digital video, audio and animations. The Creative Professional segment provides software for professional page layout, professional Web page layout, graphic and illustration creation, technical document publishing and business publishing. Additionally, this segment provides Photoshop and Acrobat Professional as part of its Adobe Creative Suite products. The Intelligent Documents segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, this segment provides server-based solutions for enterprises, in the areas of document generation, document process management, document collaboration, and document control and security. The OEM PostScript and Other segment includes printing technology used to create and print simple or visually rich documents with precision.

        Our services and support revenue is composed of professional services (such as consulting services and training) and maintenance and support, primarily related to the licensing of our Intelligent Documents server solution products. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products. Our professional services revenue is recognized using the percentage of completion method and is measured monthly based on input measures, such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Our maintenance and support offerings, which entitle customers to receive product upgrades and enhancements or technical support, depending on the offering, is recognized ratably over the term of the arrangement.

	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003	% Change 2003 to 2002	Fiscal 2002
Digital Imaging and Video	$430.2	10%	$392.4	(5)%	$411.9
Percentage of total revenues	26%		30%		35%
Creative Professional	613.1	66%	368.5	5%	351.3
Percentage of total revenues	37%		29%		30%
Intelligent Documents	541.8	22%	444.1	42%	312.6
Percentage of total revenues	32%		34%		27%
OEM PostScript and Other	81.5	(9)%	89.7	1%	89.0
Percentage of total revenues	5%		7%		8%

Total revenues	$1,666.6	29%	$1,294.7	11%	$1,164.8

Fiscal 2004 Revenue Compared to Fiscal 2003 Revenue

        Revenue from our Digital Imaging and Video segment increased during fiscal 2004 as compared to fiscal 2003 due to increases in revenues from both our digital video and digital imaging software products. Revenue from our digital video software products increased 9% during fiscal 2004 which was attributable to new releases during fiscal 2004. Revenue from our digital imaging software products increased 10% during fiscal 2004 due to continued success with Adobe Photoshop CS which was released at the end of fiscal 2003 as well as the release of Photoshop Elements 3.0 in fiscal 2004.

        Revenue from our Creative Professional segment increased during fiscal 2004 as compared to fiscal 2003 primarily due to the continued strength of our Adobe Creative Suite products which were initially released in the fourth quarter of fiscal 2003. The increase in revenues from our Adobe Creative Suite products were partially offset by decreases in revenues in our business and technical page layout software products due to product lifecycle timing.

        Revenue from our Intelligent Documents segment increased during fiscal 2004 as compared to fiscal 2003 primarily due to a 17% increase in revenues from our Acrobat desktop products as a result of continued adoption of Acrobat desktop products launched in fiscal 2003. Additionally, revenue from our Intelligent Documents server-based products increased 50% due to increased licensing and server support revenue.

        Revenue from our OEM PostScript and Other segment decreased during fiscal 2004 as compared to fiscal 2003 due to a decline in pricing resulting from competition from clone PostScript technologies and lower prices of output devices. Revenue from this segment has declined over the last few years and we expect this trend to continue, but if the decline significantly exceeds our expectations, it may harm our future results.

Fiscal 2003 Revenue Compared to Fiscal 2002 Revenue

        Revenue from our Digital Imaging and Video segment decreased during fiscal 2003 as compared to fiscal 2002 primarily due to a decrease in revenues from our digital imaging software products. Overall, we experienced a 7% decrease in revenues from our digital imaging software products, which was mainly attributable to product lifecycle timing. With the introduction of Adobe Creative Suite, which includes Photoshop, we experienced a shift in revenue from Photoshop to the Adobe Creative Suite which is reported in the Creative Professional segment. The 7% decrease in revenues from our digital imaging software products was partially offset by an 8% increase in revenues from our digital video software products. The increase in revenues from our digital video software products was due primarily to new releases of Adobe Video Collection.

        Revenue from our Creative Professional segment increased during fiscal 2003 as compared to fiscal 2002 primarily due to a 57% increase in revenues from the release of new products during fiscal 2003, including the introduction of Adobe Creative Suite, as well as our professional page layout products. This increase was partially offset by decreases in revenues from our other products in the Creative Professional segment. Revenues from our business publishing products decreased 26% due to the planned migration of customers to our professional page layout products. Finally, revenues from our illustration, type and technical publishing, and Web publishing products decreased by 15%, which was primarily attributable to product lifecycle timing.

        Revenue from our Intelligent Documents segment increased during fiscal 2003 as compared to fiscal 2002 primarily due to new releases of our Acrobat desktop products during the second quarter of fiscal 2003, as well as increased sales and marketing focus, enhanced corporate and government licensing programs, and product price increases. Overall we experienced a 37% increase in revenues from our Acrobat desktop products, which was driven by continued adoption of Acrobat desktop products in government, financial services, manufacturing, and the architecture, engineering and construction markets among others. Additionally, revenues from our Intelligent Documents segment increased due to a 79% increase in revenues from licensing of our Intelligent Documents server solution products and the professional services and support revenue associated with these products. The increase in revenue generated from the licensing of our Intelligent Documents server solution products and associated professional services and support was primarily attributable to the acquisition of Accelio during the second quarter of fiscal 2002.

        Revenue from our OEM PostScript and Other segment remained relatively stable during fiscal 2003 as compared to fiscal 2002. This was due to an increase in royalty revenues from our larger OEM customers during the first half of fiscal 2003. This increase was offset by a decline in revenues in the second half of the year due to weakness in the print business and smaller OEM customers moving to clone PostScript technologies.

Geographic Information

	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003	% Change 2003 to 2002	Fiscal 2002
Americas	$770.6	20%	$640.2	10%	$583.8
Percentage of total revenues	46%		49%		50%
EMEA	541.5	46%	370.2	17%	317.6
Percentage of total revenues	33%		29%		27%
Asia	354.5	25%	284.3	8%	263.4
Percentage of total revenues	21%		22%		23%

Total revenues	$1,666.6	29%	$1,294.7	11%	$1,164.8

        The increase in revenues, in fiscal 2004 as compared to fiscal 2003, in each of our geographic segments was primarily due to the strength of our Creative Professional products. The increase in revenues, in fiscal 2003 as compared to fiscal 2002, in each of our geographic segments was primarily due to the strength of our Intelligent Documents desktop products.

        Additionally, revenues in EMEA and Asia increased approximately $50.2 million and $18.0 million, respectively, during fiscal 2004 over fiscal 2003 due to the strength of the euro and the yen. In fiscal 2003, as compared to fiscal 2002, revenues in EMEA and Asia increased approximately $50.8 million and $7.6 million, respectively, due to the strength of the euro and the yen.

Platform Information

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Windows	73%	74%	71%
Macintosh	27%	26%	29%

        We expect a growth trend towards the Windows platform over the long term due to our targeting of business users with our Intelligent Documents desktop products, where the majority of users run the Windows operating system.

Inventory Information

        At the end of fiscal 2004 our channel inventory position was within our global inventory policy which allows up to an estimated 4.5 weeks of anticipated product supply at our distributors.

        With regard to our product backlog, our experience is that the actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects. For example, prior to the finalization and release of new products, we may have significant levels of orders for new product releases. At the end of fiscal 2004, we had significant levels of such backlog due to the announced, but yet to be completed and released new version of Acrobat and related products. Our backlog of unfulfilled orders at the end of fiscal 2004, other than those associated with new product releases, those pending credit review and those due to the application of our global channel inventory policy, was approximately 4% of reported fourth quarter fiscal 2004 revenue. The comparable backlog at the end of our third quarter fiscal 2004 was approximately 8% of third quarter fiscal 2004 revenue.

Cost of Revenues

	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003	% Change 2003 to 2002	Fiscal 2002
Product	$86.6	8%	$79.9	(18)%	$96.9
Percentage of total revenues	5%		6%		8%
Services and support	17.8	36%	13.1	76%	7.4
Percentage of total revenues	1%		1%		1%

Total cost of revenues	$104.4	12%	$93.0	(11)%	$104.3

  Product

        Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies, and the costs associated with the manufacturing of our products. In fiscal 2002, cost of product revenue also included hosted server costs associated with the Adobe DesignTeam.

        Cost of product revenue increased during fiscal 2004 as compared to fiscal 2003 primarily due to licensing costs as a result of litigation settlements that occurred in fiscal 2004 and an increase in localization costs related to our product launches. These increases were partially offset by a decrease in overall material costs.

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

  Services and Support

        Cost of services and support revenue is composed primarily of employee-related costs and related costs incurred to provide consulting services, training and product support.

        Cost of services and support revenue increased during fiscal 2004 as compared to fiscal 2003 due to costs associated with our Expert Support program that was initiated during the second quarter of fiscal 2004. Additionally, cost of services and support revenue increased due to compensation and related benefits as a result of higher headcount and incentive compensation related to increases in services and support activities in fiscal 2004.

        Cost of services and support revenue increased during fiscal 2003 as compared to fiscal 2002 primarily due to the acquisition of Accelio during the second quarter of fiscal 2002.

Operating Expenses

  Research and Development

	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003	% Change 2003 to 2002	Fiscal 2002
Expenses	$311.3	12%	$277.0	13%	$246.1
Percentage of total revenues	19%		21%		21%

        Research and development expenses consist principally of compensation and benefit expenses for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

        Research and development expenses increased 8% during fiscal 2004 as compared to fiscal 2003 due to compensation and related benefits associated with headcount growth and higher incentive compensation. The remaining increase in research and development expenses for fiscal 2004 was due to various individually insignificant items.

        Research and development expenses increased 7% during fiscal 2003 as compared to fiscal 2002 due to compensation and related benefits associated with headcount growth and higher incentive compensation and increased 2% due to an accrual for major product releases. The remaining increase in research and development expenses during fiscal 2003 was due to various individually insignificant items.

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

  Sales and Marketing

	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003	% Change 2003 to 2002	Fiscal 2002
Expenses	$521.1	23%	$423.4	11%	$380.4
Percentage of total revenues	31%		33%		33%

        Sales and marketing expenses include salary and benefit expenses, sales commissions, travel expenses, and related facilities costs for our sales, marketing, customer support and order management. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs.

        Sales and marketing expenses increased 12% during fiscal 2004 as compared to fiscal 2003 due to compensation and related benefits associated with headcount growth and higher incentive compensation. Sales and marketing expenses also increased 9% due to increased marketing spending related to overall marketing efforts to further increase revenues. The remaining increase in sales and marketing expenses during fiscal 2004 was due to various individually insignificant items.

        Sales and marketing expenses increased 9% during fiscal 2003 as compared to fiscal 2002 due to compensation and related benefits associated with headcount growth and higher incentive compensation. The remaining increase in sales and marketing expenses during fiscal 2003 was due to various individually insignificant items.

  General and Administrative

	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003	% Change 2003 to 2002	Fiscal 2002
Expenses	$138.0	13%	$122.4	13%	$108.1
Percentage of total revenues	8%		9%		9%

        General and administrative expenses consist of compensation and benefit expenses, travel expenses, and related facilities costs for our finance, facilities, human resources, legal, information services and executive personnel. General and administrative expenses also include outside legal and accounting fees, provision for bad debts, and expenses associated with computer equipment and software used in the administration of the business.

        General and administrative expenses increased 10% due to compensation and related benefits associated with headcount growth and higher incentive compensation. General and administrative expenses also increased 3% due to higher professional fees.

        General and administrative expenses increased 12% in fiscal 2003 as compared to fiscal 2002 due to compensation and related benefits associated with headcount growth and higher incentive compensation and 4% due to increased insurance costs. These increases were slightly offset by various individually insignificant items.

  Restructuring and Other Charges

	Fiscal 2004	% Change 2004 to 2003		Fiscal 2003		% Change 2003 to 2002		Fiscal 2002
Expenses	$—	*	%	$(0.5)		*	%	$12.1
Percentage of total revenues	—			*	%			1%

* Percentage is not meaningful.

        We did not incur any restructuring and other charges in fiscal 2004. During fiscal 2003, we revised our estimates of certain costs associated with our restructuring program that was implemented in the fourth quarter of fiscal 2002. As a result, we revised the accrual related to severance and other charges and facilities.

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

        In the second quarter of fiscal 2002, we implemented a restructuring plan to eliminate 39 redundant sales and marketing positions, held by Adobe employees worldwide, as a result of the acquisition of Accelio. The total restructuring charges, of $1.6 million, included severance and related charges associated with the reduction in force and the cost of vacating a leased facility. This restructuring plan was completed during the second quarter of fiscal 2003. Additionally, during the second quarter of fiscal 2002, we revised our estimates of certain costs associated with our restructuring program that was implemented in fiscal 2001. As a result, we revised the accrual by $0.6 million related to relocation, severance and other charges.

  Acquired In-Process Research and Development

	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003	% Change 2003 to 2002		Fiscal 2002
Expenses	$—	—	$—	*	%	$5.8
Percentage of total revenues	—		—			*	%

* Percentage is not meaningful.

        We did not allocate any expenses to acquired in-process research and development in fiscal 2004 and 2003. In April 2002, we acquired 100% of the outstanding common stock of Accelio, a provider of Web-enabled solutions that helped customers manage business processes driven by electronic forms. Based on a valuation analysis, $0.4 million was allocated to in-process research and development, which was expensed as of the date of the acquisition due to the state of the development of certain products and the uncertainty of the technology.

        In December 2001, we acquired Fotiva, a development stage software company that created solutions to help consumers manage, store, enrich, and share digital photographs and other related personal media. Substantially all of Fotiva's assets were intellectual property. In connection with the acquisition, substantially all of the purchase price of $5.4 million cash was allocated to in-process research and development and expensed at the time of acquisition due to the in-process state of the technology.

  Amortization and Impairment of Goodwill and Purchased and Other Intangibles

	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003	% Change 2003 to 2002		Fiscal 2002
Expenses	$—	—	$—	*	%	$21.0
Percentage of total revenues	—		—			2%

* Percentage is not meaningful.

        In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite lives are no longer amortized after fiscal 2002. Instead, the goodwill associated with past and any future acquisitions is reviewed annually for impairment. For further information, see Notes 1 and 5 in our Notes to Consolidated Financial Statements.

        During the second quarter of fiscal 2004, we assessed our goodwill for impairment. This assessment did not result in an impairment of goodwill.

        Amortization and impairment of goodwill and purchased and other intangibles in fiscal 2002 included a goodwill impairment charge for the remaining book value of the Glassbook acquisition.

Non-operating Income (Loss)

	Fiscal 2004		% Change 2004 to 2003		Fiscal 2003	% Change 2003 to 2002	Fiscal 2002
Investment gain (loss)	$2.5		*	%	$(12.9)	25%	$(17.2)
Percentage of total revenues	*	%			(1)%		(1)%
Interest and other income	14.3		3%		13.9	(6)%	14.9
Percentage of total revenues	1%				1%		1%

Total non-operating income (loss)	$16.8		*	%	$1.0	* %	$(2.3)

* Percentage is not meaningful.

  Investment Gain (Loss)

        Investment gain (loss) consists of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities, and gains and losses of Adobe Ventures.

        During fiscal 2004, net investment gain primarily comprised gains from the sales of our short-term investments of $2.5 million.

        During fiscal 2003, net investment losses included net losses related to our investments in Adobe Ventures and our cost method investments totaling $12.0 million. This loss of $12.0 million was partially offset by gains of $3.1 million from the sale of our short-term investments. During fiscal 2003, investment losses also included write-downs due to other-than-temporary declines in value of $4.0 million related to our short-term investments.

        During fiscal 2002, investment losses consisted of net investment losses related to investments in Adobe Ventures and our cost method investments totaling $13.1 million. We also recorded $11.3 million in losses related to other-than-temporary write-downs of our short-term investments. These losses were partially offset by gains totaling $7.2 million from the sale of our short-term investments.

        We are uncertain of future investment gains or losses as they are primarily dependent upon market conditions and the operations of the underlying investee companies.

  Interest and Other Income

        The largest component of interest and other income is interest earned on cash, cash equivalents and short-term fixed income investments, but also includes gains and losses on the sale of fixed income investments, foreign exchange transaction gains and losses, and interest expense.

        Interest and other income increased in fiscal 2004 as compared to fiscal 2003 due to higher levels of cash during fiscal 2004.

        In fiscal 2003, interest decreased by $0.4 million due to the lower interest rate environment in fiscal 2003 as compared to fiscal 2002. We also recognized $1.7 million less in realized gains on our fixed income portfolio. Those decreases were partially offset by an increase of $1.1 million in other miscellaneous income.

Income Tax Provision

	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003	% Change 2003 to 2002	Fiscal 2002
Provision	$158.2	39%	$114.1	22%	$93.3
Percentage of total revenues	10%		9%		8%
Effective tax rate	26%		30.0%		32.8%

        Our effective tax rate decreased in fiscal 2004 from fiscal 2003 and in fiscal 2003 from fiscal 2002 due to higher international profits which are taxed at a lower statutory rate. In fiscal 2002, the effective tax rate included a non-deductible goodwill impairment charge of approximately 0.8%.

        On October 22, 2004, AJCA was signed into law. The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings. This deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by the company's board of directors. Additionally, certain other criteria, as outlined in the AJCA, must also be met.

        We may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. We have started an evaluation of the effects of the repatriation provision. However, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the repatriation provision within the first two fiscal quarters of 2005.

        The range of possible amounts that we are considering for repatriation under this provision is between zero and $500 million. While we estimate that the related potential range of additional income tax is between zero and $50 million, this estimation is subject to change following technical correction legislation that we believe is forthcoming from Congress. The amount of additional income tax would be reduced by the part of the eligible dividend that is attributable to foreign earnings on which a deferred tax liability had been previously accrued.

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

Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our operating results.

        If the economy worsens in any geographic areas where we do business, it would likely cause our future results to vary materially from our targets. A slower economy also may adversely affect our ability to grow. Political instability in any of the major countries in which we do business also may adversely affect our business.

Delays in development or shipment of new products or major new versions of existing products could cause a decline in our revenue.

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

Introduction of new products by existing and new competitors, particularly Microsoft, could harm our competitive position and results of operations.

        The end markets for our software products are intensely and increasingly competitive, and are significantly affected by product introductions and market activities of industry competitors. Microsoft has an electronic form tool called InfoPath included as part of its latest professional Office product that competes with certain aspects of our Intelligent Documents product line. Given Microsoft's market dominance, InfoPath, or any new competitive Microsoft product or technology that is bundled as part of its Office product or operating system, could harm our overall Intelligent Documents market opportunity. In addition, Microsoft is developing the next generation of its Windows operating system, codenamed Longhorn. It is anticipated that Microsoft will add new electronic document capabilities to Longhorn, providing additional competition to our Intelligent Documents products and solutions. Also, some enterprise vendors provide intelligent document capabilities that could directly or indirectly compete with our Intelligent Documents products. Additionally, content creation/management tools that use other formats for electronic document distribution provide alternate solutions to customers, and indirectly compete with Adobe's Intelligent Documents products and the use of Adobe PDF. We also are seeing an increase in competition from clone PDF products marketed by other companies. Other competitors, including Microsoft, Apple and Google, may increase their presence in the digital imaging markets. We also face competition from certain Open Source products. Additionally, many digital camera manufacturers are bundling their own or our competitors' digital imaging and video software products with their digital camera products. If these competing products achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations.

If we fail to successfully manage transitions to new business models or markets our results of operations could be negatively impacted.

        We are devoting significant resources to the development of technologies and service offerings to address demands in the marketplace for document generation, document process management, document collaboration, and document control and security. As a result, we are transitioning to new business models and seeking to broaden our customer base in the enterprise and government markets, requiring a considerable investment of technical, financial and sales resources, and a scaleable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the enterprise and government markets, and greater sales and marketing resources. It is our intent to form strategic alliances with leading enterprise and government solutions and service providers to provide additional resources to further enable penetration of the enterprise and government markets. If we are unable to successfully enter into strategic alliances, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted.

        Our limited operating history with Adobe Creative Suite products makes it difficult to predict the revenue effect of the Adobe Creative Suite product cycle and the individual products integrated within these products.

If we fail to anticipate and develop new products in response to changes in demand for application software, computers and printers our business could be harmed.

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

We may incur substantial costs enforcing our intellectual property rights and defending against third-party claims as a result of litigation or other proceedings.

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

We rely on distributors to sell our products and any adverse change in our relationship with our distributors could result in a loss of revenue and harm our business.

        We distribute our application products primarily through distributors, resellers, retailers and increasingly systems integrators, ISVs and VARs (collectively referred to as "distributors"). A significant amount of our revenue for application products is from two distributors, Ingram Micro, Inc. and Tech Data Corporation. In addition, our channel program focuses our efforts on larger distributors, which has resulted in our dependence on a relatively small number of distributors licensing a large amount of our products. Our distributors also sell our competitors' products, and if they favor our competitors' products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. In addition, the financial health of these distributors and our continuing relationships with them are important to our success. Some of these distributors may be unable to withstand adverse changes in business conditions. Our business could be seriously harmed if the financial condition of some of these distributors substantially weakens.

If our internal computer network and applications suffer disruptions or fail to operate as designed our operations will be disrupted and our business may be harmed.

        We rely on our network infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational, support and sales activities. The hardware and software systems related to such activities are subject to damage from earthquakes, floods, fires, power loss, telecommunication failures and other similar events. They are also subject to acts such as computer viruses, physical or electronic vandalism or other similar disruptions also could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers' orders. We have developed disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, as they could impact our sales and damage our reputation and the reputation of our products. Any event that causes failures or interruption in our hardware or software systems could result in disruption in our business operations, loss of revenues or damage to our reputation.

We rely on turnkey assemblers and any adverse change in our relationship with our turnkey assemblers could result in a loss of revenue and harm our business.

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

Our future operating results are difficult to predict and are likely to fluctuate substantially from quarter to quarter and as a result the market price of our common stock may be volatile and our stock price could decline.

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

We are subject to risks associated with international operations which may harm our business.

        We generate over 50% of our total revenue from sales to customers outside of the Americas. Sales to these customers subject us to a number of risks, including (i) foreign currency fluctuations, (ii) changes in government preferences for software procurement, (iii) international economic and political conditions, (iv) unexpected changes in, or impositions of, international legislative or regulatory requirements, (v) inadequate local infrastructure, (vi) delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, (vii) transportation delays, (viii) the burdens of complying with a variety of foreign laws, and other factors beyond our control, including terrorism, war, natural disasters and diseases. If sales to any of our customers outside of the Americas are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure.

        Our operating results are subject to fluctuations in foreign currency exchange rates. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We have established a hedging program to partially hedge our exposure to foreign currency exchange rate fluctuations, primarily the Japanese yen and the euro. We regularly review our hedging program and will make adjustments based on our judgment. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

Changes in, or interpretations of, accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges.

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission (the "SEC") and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

  •
  software revenue recognition

  •
  accounting for share-based payments

  •
  accounting for income taxes

  •
  accounting for business combinations and related goodwill

        In particular, the FASB recently enacted SFAS 123R which will have a significant adverse effect on our reported financial results and may impact the way in which we conduct our business.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

        Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities

        In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Any adverse outcome from these continuous examinations may have an adverse effect on our operating results and financial position.

We may suffer losses from our equity investments which could harm our business.

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

If we are unable to recruit and retain skilled personnel our business may be harmed.

        Much of our future success depends on the continued service and availability of skilled personnel. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where the majority of our employees are located. We have relied on our ability to grant equity compensation as one mechanism for recruiting and retaining such highly skilled personnel. Recently enacted accounting regulations requiring the expensing of equity compensation may impair our ability to provide these incentives without incurring significant compensation costs. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed.

EMPLOYEE AND DIRECTOR STOCK OPTIONS

Option Program Description

        Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our stock option program critical to our operation and productivity; essentially all of our employees participate. Option vesting periods are generally three years for all of the plans within our stock option program. For further information regarding our stock option program, see Note 11 of our Notes to Consolidated Financial Statements.

        All stock option grants to executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors. All members of the Executive Compensation Committee are independent directors, as defined in the current rules applicable to issuers traded on the Nasdaq Stock Market. See the "Report of the Executive Compensation Committee" appearing in our 2005 Proxy Statement for further information concerning the policies and procedures, of the Company and the Executive Compensation Committee, regarding the use of stock options for executive officers.

        In May 2003, a stock option exchange program was initiated that allowed eligible employees to exchange options granted with an option price greater than $40.00 per share for a lesser number of new options, according to specified exchange ratios. The program excluded executive officers and members of our Board of Directors. The cancellation date for the program was June 16, 2003. We accepted for cancellation, options to purchase approximately 7.1 million shares of common stock. On December 17, 2003, eligible employees received new options to purchase approximately 3.4 million shares of common stock, in exchange for such cancelled options, with an exercise price of $39.10.

Distribution and Dilutive Effect of Options

        The table below provides information about stock options granted for fiscal years 2004, 2003 and 2002 to our Chief Executive Officer and our four other most highly compensated executive officers as of December 3, 2004. This group is referred to as the Named Executive Officers. Please refer to the section below, headed "Named Executive Officer Option Grants," for the Named Executive Officers.

        Options granted to employees, directors and Named Executive Officers for fiscal 2002 through 2004 are summarized as follows(†):

	2004	2003	2002
Net grants during the period as % of outstanding shares	4%	(3)%	3%
Net grants to Named Executive Officers during the period as % of total options granted	9%	0%	21%
Net grants to Named Executive Officers during the period as % of outstanding shares	* %	0%	1%
Cumulative options held by Named Executive Officers as % of total options outstanding	16%	16%	15%

†
"Net grants" equals the sum of the number of shares subject to options granted to all employees, directors and Named Executive Officers during the specified period reduced by the number of shares subject to options which were canceled or otherwise terminated during such period. Net grants during fiscal 2004 reflect the new options granted in exchange for options cancelled under our stock option exchange program in fiscal 2003. Net grants during fiscal 2003 reflect the cancellation of options under our stock option exchange program. Net grants as a percentage of outstanding shares are based on 242.2 million shares, 238.3 million shares and 232.0 million shares of our common stock outstanding as of December 3, 2004, November 28, 2003 and November 29, 2002 respectively.

*
Less than 1%.

        For additional information about our employee stock option plan activity, and pro forma earnings presentation as if we had accounted for our grant of employee stock options using the fair value method of accounting under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," refer to Notes 1 and 11 of our Notes to Consolidated Financial Statements.

        Options granted to the Named Executive Officers as a percentage of the total options granted to all employees and directors vary from year to year. For additional information about the compensation of our executive officers and stock option grants to our Named Executive Officers, refer to our 2005 Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 28, 2005.

General Option Information

        The following table sets forth the summary of option activity under our stock option program for fiscal 2004, 2003 and 2002:

		Outstanding Options
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
November 30, 2001	12,818,238	54,284,317	$36.66
Granted	(11,973,680)	11,973,680	28.77
Exercised	—	(3,688,534)	15.99
Canceled	4,722,413	(4,722,413)	45.20

November 29, 2002	5,566,971	57,847,050	35.64
Granted	(1,994,130)	1,994,130	33.12
Exercised	—	(7,978,054)	23.81
Canceled	9,388,535	(9,393,473)	58.00
Expired	(8,006)	—	—

November 28, 2003	12,953,370	42,469,653	32.80
Granted	(10,379,755)	10,379,755	42.13
Exercised	—	(13,293,864)	27.10
Canceled	1,289,228	(1,289,228)	40.91
Expired	(9,259)	—	—
Increased authorization	4,500,000	—	—

December 3, 2004	8,353,584	38,266,316	$37.04

        The following table sets forth a comparison, as of December 3, 2004, of the number of shares subject to our options whose exercise prices were at or below the closing price of our common stock on December 3, 2004 ("In-the-Money" options) to the number of shares subject to options whose exercise prices were greater than the closing price of our common stock on such date ("Out-of-the-Money" options):

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money(*)	19,358,902	15,829,275	35,188,177	92%
Out-of-the-Money(*)	3,077,805	334	3,078,139	8%

Total Options Outstanding	22,436,707	15,829,609	38,266,316	100%

(*)
The closing price of our common stock was $62.96 on December 3, 2004, as reported by the Nasdaq National Market.

Named Executive Officer Option Grants

        The following table sets forth information regarding stock options granted during fiscal 2004, to our Named Executive Officers. All options were granted with an exercise price equal to the closing price of our common stock on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with exercise. These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term of seven years. The assumed 5% and 10% rates of stock price appreciation are provided for purposes of illustration only and do not represent our estimate or projection of the future price of our common stock.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees(1) Year-to-Date
Name			Exercise Price	Expiration Date
					5%	10%
					(In actual dollars)
Bruce R. Chizen	450,000	4%	$43.55	5/19/2011	$7,978,151	$18,592,483
Shantanu Narayen	150,000	1	43.55	5/19/2011	2,659,384	6,197,494
Murray J. Demo	125,000	1	43.55	5/19/2011	2,216,153	5,164,579
Jim Stephens	100,000	1	43.55	5/19/2011	1,772,922	4,131,663
James Heeger	100,000	1	43.55	5/19/2011	1,772,922	4,131,663

(1)
Based on approximately 10.4 million shares subject to options granted to employees under our option plans during fiscal 2004.

Stock Option Exercises and Option Holdings

        The following table shows aggregated stock options exercised by the Named Executive Officers in fiscal 2004, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of December 3, 2004, is shown. Also reported are the values for "In-the-Money" options. The dollar amounts shown in the "In-the-Money" column represent the positive spread between the exercise price of any such existing stock options and closing price as of December 3, 2004 of our common stock.

			Number of Securities Underlying Unexercised Options		Value of Unexercised In-the-Money Options(2)
	Number of Shares Acquired Upon Exercise
Name		Value Realized Upon Exercise(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce R. Chizen	600,000	$15,780,095	1,784,489	875,002	$24,445,523	$24,242,823
Shantanu Narayen	450,000	11,180,935	796,550	400,000	10,090,543	12,034,000
Murray J. Demo	348,954	9,341,713	658,711	375,002	3,903,499	11,548,823
Jim Stephens	369,700	8,097,179	327,800	250,002	1,537,103	7,414,573
James Heeger	100,000	2,012,514	268,749	281,251	7,166,351	8,177,649

(1)
The "value realized" represents the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. See related Section 16 filings for detailed information on dispositions of shares.

(2)
Option values are based on $62.96, the closing price of our common stock on December 3, 2004, as reported by the Nasdaq National Market.

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued under our existing equity compensation plans as of December 3, 2004:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	38,266,316	$37.04	23,766,048	*

*
Includes 2.8 million shares and 12.7 million shares, respectively, which are reserved for issuance under the 1994 Performance and Restricted Stock Plan and the 1997 Employee Stock Purchase Plan as of December 3, 2004.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003	% Change 2003 to 2002	Fiscal 2002
Cash, cash equivalents and short-term investments	$1,313.2	20%	$1,096.5	78%	$617.7
Working capital	1,099.6	23%	892.5	104%	436.9
Stockholders' equity	$1,423.5	29%	$1,100.8	63%	$674.3

        Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is detailed below.

        Cash provided by operating activities for fiscal 2004 of $683.7 million, primarily comprised net income, net of non-cash related expenses. Working capital sources of cash were increases in accrued expenses, deferred revenue and a decrease in accounts receivable. Accrued expenses increased primarily due to compensation costs. Deferred revenue increased primarily due to increased maintenance and support obligations. Our accounts receivable decreased due to increased levels of cash collections. Our days sales outstanding in trade receivables ("DSO") decreased from 37 days at November 28, 2003 to 30 days at December 3, 2004. Working capital uses of cash included a decrease in income taxes payable due to tax payments made for both agreed and disputed tax assessments.

        Cash provided by operating activities for fiscal 2003 of $433.1 million primarily comprised net income, net of non-cash related expenses, and increases in accrued expenses, income taxes payable and deferred revenue. Accrued expenses increased primarily due to incentive compensation related costs, sales and marketing programs, legal fees and accruals for major product releases. Income taxes payable increased due to an increase in taxable income. Deferred revenue increased primarily due to increased maintenance obligations. These increases were partially offset by an increase in receivables at the end of the year and a decrease in accrued restructuring charges. The increase in receivables was primarily due to the increase in revenues during the year and the launch of our new Creative Suites and related CS products at the end of the year. The decrease in accrued restructuring is primarily due to the payments of severance and facility costs.

        During fiscal 2002, cash provided by operating activities of $329.3 million was primarily due to net income, net of non-cash related expenses, an increase in income taxes payable and deferred revenue and a decrease in accounts receivable. Income taxes payable increased due to an increase in taxable income. Deferred revenue increased primarily due to increased maintenance obligations. The decrease in trade receivables was primarily due to our improved collections during fiscal 2002. These increases in cash were partially offset by a decrease in accrued restructuring charges and accrued expenses. Accrued restructuring charges decreased primarily due to the payment of severance and related charges. Accrued expenses decreased primarily due to lower incentive compensation related costs.

        Net cash used in investing activities in fiscal 2004 of $276.6 million decreased from net cash used in fiscal 2003 of $548.4 million due primarily to lower net purchases of short-term investments as compared to the prior year. Net cash used in investing activities in fiscal 2003 increased from cash used in fiscal 2002 of $142.3 million, primarily due to net purchases of short-term investments. The increase in purchases of short-term investments is attributable to an increase in cash from operations and proceeds from the re-issuance of treasury stock during fiscal 2003.

        Cash used for financing activities in fiscal 2004 of $224.5 million increased from the cash provided in fiscal 2003 of $117.0 million primarily due to repurchases of stock. Cash used for stock repurchases during fiscal 2004 increased from fiscal 2003 due to a higher average cost per share, a higher number of shares being repurchased, and remaining prepayments related to stock repurchase agreements. The cost of the repurchases was partially offset by proceeds received from employees exercising their stock options. The increase in proceeds received is due to a higher number of options being exercised as well as higher option exercise prices. Cash provided by financing activities in fiscal 2003 increased from cash used in fiscal 2002 of $223.3 million as more employees exercised their stock options during fiscal 2003 due to higher stock prices.

        We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for each of the four quarters in fiscal 2002 through 2004. Under the terms of our lease agreements for our San Jose headquarters, we are not prohibited from paying cash dividends unless an event of default occurs. The declaration of future dividends, whether in cash or in-kind, is within the discretion of Adobe's Board of Directors and will depend on business conditions, our results of operations and financial condition, and other factors.

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

        Adobe uses highly regarded investment management firms to manage most of our invested cash. External investment firms actively managed 90% of Adobe's invested balances during the year. The fixed income portfolio is primarily invested in municipal bonds within the U.S. and in highly rated corporate and sovereign obligations outside of the U.S. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes. All investments are made according to guidelines and within compliance of policies approved by the Board of Directors.

        Our existing cash, cash equivalents, and investment balances may decline during fiscal 2005 in the event of weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in the section "Factors That May Affect Future Performance." Also, while we currently have no committed lines of credit, we believe that our banking relationships and good credit should afford us the opportunity to raise sufficient debt in the bank or public market, if required.

  Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program designed to minimize dilution from stock issuance primarily from employee stock plans, we repurchase shares in the open market and from time to time enter into structured repurchase agreements with third parties. Historically we have sold put warrants and purchased call options.

        Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. Refer to Part II, Item 5(c) in this filing for share repurchases during the quarter ended December 3, 2004.

        During fiscal 2004, we entered into several stock purchase agreements with large financial institutions. Under these agreements, we provided the financial institutions with up-front payments totaling $350.0 million. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of our shares based on the volume weighted average price during such intervals less a specified discount. Upon payment, the $350.0 million was classified as treasury stock on our balance sheet. These contracts will expire on or before May 17, 2005.

        On December 20, 2004, we entered into several additional stock purchase agreements with large financial institutions. Under these agreements, we provided the financial institutions with up-front payments totaling $100.0 million. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of our shares based on the volume weighted average price during such intervals less a specified discount. Upon payment, the $100.0 million was classified as treasury stock on our balance sheet. These contracts will expire on or before June 21, 2005.

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

        The tables below represent our authorized stock repurchase plans and summary of stock repurchases as of December 3, 2004.

Authorized Stock Repurchase Plans

Board Approval Date	Expiration Date	Authorized Shares	Repurchases To Date	Authorization Expired	Remaining Authorization
December 1997	N/A	Ongoing dilution	58.3	N/A	28.3	*
March 2001	March 2003	5.0	2.0	3.0	—
September 2002	September 2005	5.0	—	—	5.0

*
The remaining authorization for the ongoing stock repurchase plan is determined by subtracting repurchases from all stock issuances, net of any canceled shares, beginning in the first quarter of fiscal 1998.

Summary of Stock Repurchases for fiscal 2004, 2003 and 2002
(in thousands, except average amounts)

Board Approval Date	Repurchases Under the Plan	2004	Average	2003	Average	2002	Average
December 1997	From employees(1)	5	$51.30	18	$34.99	83	$35.55
	Open market	6,207	41.63	1,185	32.96	—	—
	Option exercises(2)			1,584	28.47	8,517	29.60
	Structured repurchases(3)	4,766	46.65	—	—	—	—
March 2001	Open market	—	—	—	—	1,899	18.40
	Option exercises(2)	—	—	—	—	115	28.58

Total shares		10,978	$43.82	2,787	$30.42	10,614	$27.63

Total cost		$481,075		$84,777		$293,241

(1)
The repurchases from employees represent shares canceled when surrendered in lieu of cash payments for the option exercise price or withholding taxes due.

(2)
These are exercises of outstanding put and call options.

(3)
These are stock repurchase agreements executed with large financial institutions. See "Stock Repurchase Program I—On-going Dilution Coverage" above.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        Our principal commitments as of December 3, 2004, consist of obligations under operating leases, royalty agreements and various service agreements. We expect to fulfill all of the following commitments from our working capital.

  Lease Commitments

        The two lease agreements discussed in Note 15 of our Notes to Consolidated Financial Statements are subject to standard financial covenants. As of December 3, 2004 we were in compliance with all of our financial covenants. We expect to remain within compliance in the next 12 months. We are comfortable with these limitations and believe they will not impact our credit or cash in the coming year or restrict our ability to execute our business plan. See Note 15 of our Notes to Consolidated Financial Statements for further information regarding our lease commitments.

        The following table summarizes our contractual commitments as of December 3, 2004:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Non-cancelable operating leases, net of sublease income	$123.1	$28.5	$40.2	$30.0	$24.4

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

        We have commitments to make certain milestone and/or retention payments typically entered into in conjunction with various acquisitions, for which we have made accruals in our consolidated financial statements. In connection with certain acquisitions and purchases of technology assets during fiscal 2003 and 2004, we entered into employee retention agreements and are required to make payments upon satisfaction of certain conditions in the agreements. These costs are being amortized over the retention period to compensation expense. As of December 3, 2004, we have $1.6 million remaining to be paid under our retention agreements.

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

  Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $15.9 million, $14.5 million and $14.4 million in fiscal 2004, 2003 and 2002, respectively.

Other Information

        Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the audit and non-audit services pre-approved in the fourth quarter of 2004 by our Audit Committee to be performed by KPMG LLP, our external auditor. Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC. During the fourth quarter of 2004, the Audit Committee pre-approved the following non-audit services anticipated to be performed by KPMG LLP: 1) foreign financial statement review and 2) tax audit and compliance services.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND FINANCIAL INSTRUMENTS

        All market risk sensitive instruments were entered into for non-trading purposes.

  Foreign Currency Hedging Instruments

        We transact business in foreign countries, in U.S. dollars and in various foreign currencies. In Europe and Japan, transactions that are denominated in euro or yen subject us to exposure from movements in foreign currency exchange rates. This exposure is primarily related to yen-denominated product and support revenue in Japan and euro-denominated product and support revenue in certain European countries. In fiscal 2004, 2003 and 2002, our exposures were 24.1 billion yen, 21.3 billion yen and 20.5 billion yen, respectively. In fiscal 2004, 2003 and 2002, our exposures were 375.4 million euros, 274.0 million euros and 288.5 million euros, respectively.

        In addition we also have long term investment exposures consisting of the capitalization and retained earnings in our non-USD functional foreign subsidiaries. For the fiscal years ending December 3, 2004 and November 28, 2003 this long term investment exposure totaled a notional equivalent of $40.1 million and $30.8 million, respectively. At this time we do not hedge these long term investment exposures.

        Our Japanese operating expenses are in yen, and our European operating expenses are primarily in euro, which mitigates a portion of the exposure related to yen and euro denominated product revenue. In addition, we hedge firmly committed transactions using forward contracts. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts largely offset gains and losses on the assets, liabilities and transactions being hedged. We also hedge a percentage of forecasted international revenue with forward and purchased option contracts. Our revenue hedging policy is designed to reduce the negative impact on our forecasted revenue due to foreign currency exchange rate movements. At December 3, 2004, total outstanding contracts included the notional equivalent of $110.9 million in foreign currency forward exchange contracts and purchased put option contracts with a notional value of $221.6 million. As of December 3, 2004, all contracts were set to expire at various times through June 2005. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with counterparties with specific minimum rating requirements. In addition, our hedging policy establishes maximum limits for each counterparty.

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

        We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the fiscal year ended December 3, 2004, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

        See also Note 16 in our Notes to Consolidated Financial Statements.

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At December 3, 2004, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

        A sensitivity analysis was performed on all of our foreign exchange derivatives as of December 3, 2004. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% and 15% shift in the value of exchange rates relative to the U.S. dollar. For option contracts, the Black-Scholes equation model was used. For forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% and 15% increase in the value of the U.S. dollar (and a corresponding decrease in the value of the hedged foreign currency asset) would lead to an increase in the fair value of our financial hedging instruments by $14.8 million and $27.7 million, respectively. Conversely, a 10% and 15% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $9.4 million and $14.1 million, respectively.

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

        See also Note 16 in our Notes to Consolidated Financial Statements.

  Equity Investments

        We are exposed to equity price risk on our portfolio of marketable equity securities. As of December 3, 2004, our total equity holdings in publicly traded companies were valued at $2.8 million compared to $7.2 million at November 28, 2003, a decrease of 61%. The decrease was due to sales of $2.4 million and a $2.0 million decrease in market value adjustment. We believe that it is reasonably possible that the fair values of these securities could adversely change in the near term. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each company's cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline in value exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related write-down in our consolidated statements of income.

        The following table represents the potential decrease in fair values of our marketable equity securities that are sensitive to changes in the stock market. Fair value deteriorations of 50%, 35%, and 15% were selected based on the probability of their occurrence.

	50%	35%	15%
Marketable equity securities	$(1.4)	$(1.0)	$(0.4)

  Fixed Income Investments

        At December 3, 2004, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $1,272.8 million compared to $1,069.0 million at November 28, 2003, an increase of 19%. These securities are subject to interest rate fluctuations. Changes in interest rates could adversely affect the market value of our fixed income investments. The table below separates the remaining maturities of our fixed income securities into segments to show the approximate exposure to interest rates.

Less than one year	$773.8
One year to two years	315.2
Greater than two years	183.8

Total	$1,272.8

        A sensitivity analysis was performed on our investment portfolio as of December 3, 2004. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over six-month and twelve-month time horizons. The following table represents the potential decrease to the value of our fixed income securities given a negative shift in the yield curve used in our sensitivity analysis.

	0.5%	1.0%	1.5%
6 month horizon	$(2.5)	$(6.8)	$(10.1)

12 month horizon	$(1.9)	$(4.0)	$(5.8)

        We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum weighted average duration of all portfolios is limited to 2.2 years. The guidelines also establish credit quality standards, limits on exposure to any one security issue, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to limited duration and credit risk criteria established in our guidelines we do not expect the exposure to interest rate risk and credit risk to be material.

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

SUPPLEMENTARY DATA

        The following tables (presented in thousands, except per share amounts) set forth supplementary data for each of the quarters in the two-year period ended December 3, 2004.

	2004
	Quarter Ended
					Year Ended December 3
	March 5	June 4	September 3	December 3
Revenue	$423,281	$410,085	$403,713	$429,502	$1,666,581
Gross profit	399,099	382,830	380,144	400,130	1,562,203
Income before income taxes	166,263	147,839	141,163	153,380	608,645
Net income(1)	123,035	109,401	104,461	113,501	450,398
Basic net income per share(1)	0.52	0.46	0.44	0.47	1.89
Shares used in computing basic net income per share	238,384	238,619	238,471	239,870	238,829
Diluted net income per share	0.50	0.44	0.42	0.45	1.82
Shares used in computing diluted net income per share	246,087	246,973	247,113	250,310	247,813
	2003
	Quarter Ended
					Year Ended November 28
	February 28	May 30	August 29	November 28
Revenue	$296,895	$320,146	$319,122	$358,586	$1,294,749
Gross profit	274,533	296,790	297,045	333,359	1,201,727
Income before income taxes	77,465	91,780	92,177	119,070	380,492
Net income(2)	54,225	64,246	64,524	83,349	266,344
Basic net income per share(2)	0.23	0.28	0.28	0.35	1.14
Shares used in computing basic net income per share	231,084	232,124	233,364	235,899	234,246
Diluted net income per share	0.23	0.27	0.27	0.34	1.10
Shares used in computing diluted net income per share	235,294	239,237	240,495	245,512	241,450

(1)
In fiscal 2004, net income and net income per share includes the following: the first quarter includes investment loss of $1.0 million; the second quarter includes investment gain of $0.9 million; the third quarter includes investment loss of $1.5 million; the fourth quarter includes investment gain of $4.2 million.

(2)
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Controls and Procedures

        Based on their evaluation as of December 3, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 3, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 3, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

        There were no changes in our internal controls over financial reporting during the quarter ended December 3, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information regarding our Directors, Code of Ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled "Proposal 1—Election of Directors," "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 28, 2005. Information regarding our Executive Officers is contained in this report in Part I, Item 1 titled "Business."

        We are incorporating the information contained in those sections of our Proxy Statement here by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        For information regarding our Executive Compensation, we direct you to the section entitled "Executive Compensation" in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 28, 2005.

        We are incorporating the information contained in that section of our Proxy Statement here by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        You will find this information in the section captioned "Security Ownership of Certain Beneficial Owners and Management," which will appear in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 28, 2005. We are incorporating the information contained in that section here by reference. Additionally, see "Equity Compensation Plan Information" in Part II, Item 7.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        You will find this information in the section captioned "Certain Relationships and Related Transactions," which will appear in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 28, 2005. We are incorporating the information contained in that section here by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        You will find this information in the section captioned "Principal Accounting Fees and Services," which will appear in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 28, 2005. We are incorporating the information contained in that section here by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

(a)
Documents filed as part of this report

        The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Adobe Systems Incorporated:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that Adobe Systems Incorporated maintained effective internal control over financial reporting as of December 3, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Adobe Systems Incorporated is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the internal control over financial reporting of Adobe Systems Incorporated based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Adobe Systems Incorporated maintained effective internal control over financial reporting as of December 3, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, Adobe Systems Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 3, 2004, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Adobe Systems Incorporated and subsidiaries as of December 3, 2004 and November 28, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 3, 2004, and our report dated January 31, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Mountain View, California
January 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Adobe Systems Incorporated:

        We have audited the accompanying consolidated balance sheets of Adobe Systems Incorporated and subsidiaries as of December 3, 2004 and November 28, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 3, 2004. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule II. These consolidated financial statements are the responsibility of the management of Adobe Systems Incorporated. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of December 3, 2004 and November 28, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 3, 2004, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 of the Notes to Consolidated Financial Statements, Adobe Systems Incorporated changed its method of accounting for goodwill in 2003.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Adobe Systems Incorporated as of December 3, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 31, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Mountain View, California
January 31, 2005

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 3, 2004	November 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$376,127	$189,917
Short-term investments	937,094	906,616
Trade receivables, net of allowances for doubtful accounts of $6,191 and $7,903, respectively	141,945	146,311
Other receivables	25,495	27,731
Deferred income taxes	51,751	35,875
Prepaid expenses and other current assets	18,617	22,578

Total current assets	1,551,029	1,329,028
Property and equipment, net	99,675	77,007
Goodwill	110,287	95,971
Purchased and other intangibles, net	15,513	15,318
Investment in lease receivable	126,800	—
Other assets	55,328	37,721

	$1,958,632	$1,555,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$43,192	$37,437
Accrued expenses	202,762	160,009
Income taxes payable	145,913	193,484
Deferred revenue	59,541	45,600

Total current liabilities	451,408	436,530
Other long-term liabilities	4,838	—
Deferred income taxes	78,909	17,715
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 295,764 shares issued and outstanding in 2004 and 2003	29,576	29,576
Additional paid-in-capital	1,164,643	874,126
Retained earnings	2,238,807	1,800,398
Accumulated other comprehensive loss	(2,289)	(999)
Treasury stock, at cost (53,577 and 57,464 shares in 2004 and 2003, respectively), net of re-issuances	(2,007,260)	(1,602,301)

Stockholders' equity	1,423,477	1,100,800

	$1,958,632	$1,555,045

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended
	December 3, 2004	November 28, 2003	November 29, 2002
Revenue:
Products	$1,633,959	$1,269,004	$1,153,169
Services and support	32,622	25,745	11,619

Total revenue	1,666,581	1,294,749	1,164,788

Costs of revenue:
Products	86,572	79,902	96,853
Services and support	17,806	13,120	7,435

Total cost of revenue	104,378	93,022	104,288

Gross profit	1,562,203	1,201,727	1,060,500
Operating expenses:
Research and development	311,296	276,980	246,082
Sales and marketing	521,143	423,417	380,367
General and administrative	137,970	122,427	108,134
Restructuring and other charges	—	(544)	12,148
Acquired in-process research and development	—	—	5,769
Amortization and impairment of goodwill and purchased and other intangibles	—	—	20,973

Total operating expenses	970,409	822,280	773,473

Operating income	591,794	379,447	287,027
Non-operating income (loss):
Investment gain (loss), net	2,506	(12,875)	(17,185)
Interest and other income	14,345	13,920	14,847

Total non-operating income (loss)	16,851	1,045	(2,338)

Income before income taxes	608,645	380,492	284,689
Provision for income taxes	158,247	114,148	93,290

Net income	$450,398	$266,344	$191,399

Basic net income per share	$1.89	$1.14	$0.81

Shares used in computing basic income per share	238,829	234,246	236,834

Diluted net income per share	$1.82	$1.10	$0.79

Shares used in computing diluted income per share	247,813	241,450	243,119

Cash dividends declared per share	$0.05	$0.05	$0.05

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Shares	Amount	Total
Balances at November 30, 2001	295,764	$29,576	$595,810	$1,366,205	$3,918	(59,745)	$(1,378,537)	$616,972
Comprehensive income:
Net income	—	—	—	191,399	—	—	—	191,399
Other comprehensive loss, net of taxes	—	—	—	—	(7,868)	—	—	(7,868)

Total comprehensive income, net of taxes								183,531

Tax benefit from employee stock option plans	—	—	21,830	—	—	—	—	21,830
Issuance of compensatory stock	—	—	5,489	—	—	132	1,297	6,786
Dividends declared	—	—	—	(11,828)	—	—	—	(11,828)
Purchase of treasury stock	—	—	—	—	—	(10,614)	(293,241)	(293,241)
Re-issuance of treasury stock under employee stock purchase and stock option plans	—	—	36,578	—	—	4,604	45,281	81,859
Stock issued for acquisition	—	—	50,566	—	—	1,814	17,846	68,412

Balances at November 29, 2002	295,764	$29,576	$710,273	$1,545,776	$(3,950)	(63,809)	$(1,607,354)	$674,321

Comprehensive income:
Net income	—	—	—	266,344	—	—	—	266,344
Other comprehensive income, net of taxes	—	—	—	—	2,951	—	—	2.951

Total comprehensive income, net of taxes								269,295

Tax benefit from employee stock option plans	—	—	37,436	—	—	—	—	37,436
Issuance of compensatory stock	—	—	2,320	—	—	51	506	2,826
Dividends declared	—	—	—	(11,722)	—	—	—	(11,722)
Purchase of treasury stock	—	—	—	—	—	(2,787)	(84,777)	(84,777)
Re-issuance of treasury stock under employee stock purchase and stock option plans	—	—	124,097	—	—	9,081	89,324	213,421

Balances at November 28, 2003	295,764	$29,576	$874,126	$1,800,398	$(999)	(57,464)	$(1,602,301)	$1,100,800

Comprehensive income:
Net income	—	—	—	450,398	—	—	—	450,398
Other comprehensive loss, net of taxes	—	—	—	—	(1,290)	—	—	(1,290)

Total comprehensive income, net of taxes								449,108

Tax benefit from employee stock option plans	—	—	97,794	—	—	—	—	97,794
Issuance of compensatory stock	—	—	225	—	—	10	115	340
Dividends declared	—	—	—	(11,989)	—	—	—	(11,989)
Purchase of treasury stock	—	—	—	—	—	(10,978)	(608,681)	(608,681)
Re-issuance of treasury stock under employee stock purchase and stock option plans	—	—	192,498	—	—	14,855	203,607	396,105

Balances at December 3, 2004	295,764	$29,576	$1,164,643	$2,238,807	$(2,289)	(53,577)	$(2,007,260)	$1,423,477

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 3, 2004	November 28, 2003	November 29, 2002
Cash flows from operating activities:
Net income	$450,398	$266,344	$191,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,808	49,014	63,482
Stock compensation expense	340	2,826	6,786
Deferred income taxes	46,270	36,460	(5,486)
Provision for (recovery of) losses on receivables	(443)	2,038	1,527
Tax benefit from employee stock option plans	97,794	37,436	21,830
Retirements of property and equipment	804	—	7
Acquired in-process research and development	—	—	410
Impairment of property, plant and equipment and goodwill	—	—	13,175
Net (gains) losses on sales and impairments of investments	(2,506)	12,875	17,185
Non-cash restructuring and other charges	—	(544)	—
Changes in operating assets and liabilities:
Receivables	9,221	(29,148)	5,910
Other current assets	4,908	(2,055)	1,856
Trade and other payables	5,755	(328)	(2,277)
Accrued expenses	44,896	32,930	(8,312)
Accrued restructuring charges	(871)	(9,300)	(15,435)
Income taxes payable	(47,571)	20,173	30,157
Deferred revenue	13,941	14,415	7,124

Net cash provided by operating activities	683,744	433,136	329,338

Cash flows from investing activities:
Purchases of short-term investments	(1,179,203)	(907,231)	(579,154)
Maturities and sales of short-term investments	1,137,545	428,429	487,391
Purchases of long-term investments and other assets	(35,286)	(20,699)	(37,951)
Acquisitions of property and equipment	(63,226)	(39,454)	(31,585)
Cash (paid for) received from acquisitions	(15,545)	(16,500)	7,345
Investment in lease receivable	(126,800)	—	—
Proceeds from sale of equity securities and other assets	5,933	7,063	11,684

Net cash used for investing activities	(276,582)	(548,392)	(142,270)

Cash flows from financing activities:
Purchase of treasury stock	(608,681)	(84,777)	(293,241)
Proceeds from re-issuance of treasury stock	396,105	213,421	81,859
Payment of dividends	(11,942)	(11,626)	(11,881)

Net cash provided by (used for) financing activities	(224,518)	117,018	(223,263)
Effect of exchange rate on cash and cash equivalents	3,566	4,471	1,217

Net increase (decrease) in cash and cash equivalents	186,210	6,233	(34,978)
Cash and cash equivalents at beginning of year	189,917	183,684	218,662

Cash and cash equivalents at end of year	$376,127	$189,917	$183,684

Supplemental disclosures:
Cash paid for income taxes	$61,423	$18,695	$32,773

Non-cash investing and financing activities:
Cash dividends declared but not paid	$3,027	$2,979	$2,900

Unrealized gains (losses) on available-for-sale securities, net of taxes	$(7,345)	$2,451	$(4,664)

Treasury stock issued for acquisition	$—	$—	$68,412

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. Significant Accounting Policies

Operations

        Founded in 1982, Adobe offers a line of software and services for consumers, creative professionals and enterprises, in both public and private sectors. Our products are market-leading digital imaging, design, and document technology platforms which enable customers to create, manage and deliver visually rich, compelling and reliable content. We distribute our products through a network of distributors and dealers, VARs, systems integrators, ISVs and OEMs; direct to end users; and through our own Web site at www.adobe.com. We also license our technology to major hardware manufacturers, software developers and service providers and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas, EMEA and Asia. Our software runs on Microsoft Windows, Apple Macintosh, Linux, UNIX and various non-personal computer platforms, depending on the product.

Basis of Presentation

        The accompanying consolidated financial statements include those of Adobe and our subsidiaries, after elimination of all intercompany accounts and transactions. Adobe has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The financial information reflects all adjustments which are, in the opinion of management, necessary to provide fair consolidated balance sheets, consolidated statements of income and cash flows for the periods presented. Such adjustments are normal and recurring except as otherwise noted.

Use of Estimates

        In the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

        Our fiscal year is a 52/53-week year ending on the Friday closest to November 30. Our fiscal 2004 was a 53-week year. Our fiscal 2005 will be a 52-week year, ending December 2, 2005.

Reclassification

        Certain amounts in fiscal 2003 and 2002 as reported on the Consolidated Statements of Stockholders' Equity and the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

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

Foreign Currency Translation

        We translate assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at the monthly average rates of exchange prevailing during the year. We include the adjustment resulting from translating the financial statements of such foreign subsidiaries in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders' equity.

Property and Equipment

        We record property and equipment at cost. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives (thirty-five years for buildings; two to seven years for furniture and equipment) or lease terms (five to ten years for leasehold improvements) of the respective assets. Additionally, it is our policy to capitalize certain costs for internal-use software incurred during the application development stage, in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Amortization begins once the software is ready for its intended use.

Goodwill and Purchased and Other Intangibles

        We adopted SFAS 142 in the first quarter of fiscal 2003 which superseded Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 142 requires that goodwill and purchased and other intangibles with indefinite useful lives no longer be amortized but be reviewed for impairment annually or sooner whenever events or changes in circumstances indicate they may be impaired.

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

        During the fourth quarter of fiscal 2002, we recognized a $6.8 million goodwill impairment charge for the remaining book value related to the Glassbook acquisition, under SFAS 121. This impairment charge is presented under amortization and impairment of goodwill and purchased and other intangibles on our consolidated statements of income. The impairment charge was determined based on discounted future cash flows. For segment reporting purposes, the charge was included in our Creative Professional segment.

        SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets."

        We are currently amortizing acquired intangible assets with definite lives. Purchased technology is amortized over its useful life, which is generally three years and other intangibles assets are amortized over periods from 1 to 13 years. The amortization expense is primarily classified as cost of product revenue in our consolidated statements of income.

        The following table presents net income and per share amounts for all periods presented, as adjusted, to exclude the amortization of goodwill and purchased and other intangibles as if the provisions of SFAS 142 had been in effect from the beginning of fiscal 2002.

	Fiscal Years
	2004	2003	2002
Net income as reported	$450,398	$266,344	$191,399
Add back: Amortization and impairment of goodwill and purchased and other intangibles	—	—	20,973

Adjusted net income	$450,398	$266,344	$212,372

Basic net income per share:
Net income per share as reported	$1.89	$1.14	$0.81
Add back: Amortization and impairment of goodwill and purchased and other intangibles per share	—	—	0.09

Adjusted net income per share	$1.89	$1.14	$0.90

Diluted net income per share:
Net income per share as reported	$1.82	$1.10	$0.79
Add back: Amortization and impairment of goodwill and purchased and other intangibles per share	—	—	0.09

Adjusted net income per share	$1.82	$1.10	$0.88

Software Development Costs

        Capitalization of software development costs begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate or when alternative future use exists. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material and have not been capitalized.

Other Assets

        Other assets include long-term investments, security deposits and a land deposit. Other assets also include the fair value of the residual value guarantee associated with our lease on two buildings we occupy as part of our headquarters, in accordance with FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Our long-term investments include investments in privately held companies that we make either directly or indirectly through venture capital limited partnerships. We own limited partnership interests in three venture capital limited partnerships—Adobe Ventures L.P., Adobe Ventures III, L.P. and Adobe Ventures IV, L.P. (collectively "Adobe Ventures")—that invest in early stage companies with innovative technologies. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        The investments in Adobe Ventures are consolidated in accordance with FASB Interpretation No. 46R ("FIN 46R") a revision to FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment gain (loss) on our consolidated statements of income. The stock of a number of technology investments held by Adobe Ventures at December 3, 2004 and November 28, 2003 is not publicly traded and, therefore, there is no established market for these securities. In order to determine the fair market value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates of current market value made by Granite Ventures. It is our policy to review the fair value of these investments held by Adobe Ventures, as well as our direct investments, on a regular basis to evaluate the carrying value of the investments in these companies. This evaluation includes, but is not limited to, reviewing each company's cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. In the case of privately held companies, this evaluation is based on information that we request from these companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe the carrying value of a company is in excess of fair value, it is our policy to write-down the investments to reduce its carrying value to fair value.

Impairment of Long-lived Assets

        We evaluate our long-lived assets in accordance with the provisions of SFAS 144, which superseded SFAS 121.

        During fiscal 2002, we recognized a $6.3 million impairment charge for capitalized Adobe Design Team hosted server development costs, under SFAS 121. The impairment charge was recorded on our consolidated statement of income under cost of products revenue. The impairment charge was determined based on discounted future cash flows. For segment reporting purposes, the charge was included in our Creative Professional segment.

Stock-Based Incentive Compensation

        We account for our fixed stock option plans and our employee stock purchase plan, under APB 25, using the intrinsic value method. The following table sets forth the pro forma amounts of net income and net income per share that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123.

	Fiscal Years
	2004	2003	2002
Net income:
As reported	$450,398	$266,344	$191,399
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	221	1,837	4,411
Less: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(105,883)	(188,427)	(189,164)

Pro forma	$344,736	$79,754	$6,646

Basic net income per share:
As reported	$1.89	$1.14	$0.81
Pro forma	$1.44	$0.34	$0.03
Diluted net income per share:
As reported	$1.82	$1.10	$0.79
Pro forma	$1.39	$0.33	$0.03

        For purposes of computing pro forma net income, we estimate the fair value of option grants and employee stock purchase plan purchase rights using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our employee stock options and employee stock purchase plan shares. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our employee stock options and employee stock purchase plan shares have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models may not provide a reliable single measure of the fair value of its stock-based awards.

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

        The assumptions used to value the option grants and purchase rights are stated as follows:

	Fiscal Years
	2004	2003	2002
Expected life of options (in years)	2.5	2.5 - 3	3
Expected life of purchase rights (in years)	1.24	1.25	1.24
LeVolatility	34 - 40%	40 - 66%	69%
Risk free interest rate—options	2.18 - 3.11%	1.37 - 2.23%	2.14 - 4.14%
Risk free interest rate—purchase rights	1.24 - 1.76%	1.12 - 1.74%	1.96 - 3.03%
Dividend yield	0.093 - 0.125%	0.125%	0.125%

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

  Multiple element arrangements

        We enter into revenue arrangements in which a customer may purchase a combination of software, upgrades, maintenance and support, and professional services (multiple-element arrangements). When vendor-specific objective evidence ("VSOE") of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. For maintenance and support, VSOE of fair value is established by renewal rates. For arrangements where VSOE of fair value exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.

        We perform ongoing credit evaluations of our customers' financial condition and in some cases we require various forms of security. We also maintain allowances for estimated losses on receivables.

Advertising Expenses

        We expense all advertising costs as incurred and classify these costs under sales and marketing expense. Advertising expenses for fiscal 2004, 2003, and 2002 were $31.9 million, $24.0 million and $26.7 million, respectively.

Foreign Currency and Other Hedging Instruments

        Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these as either assets or liabilities on the balance sheet and measure them at fair value. As described in Note 16, gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. See Note 16 for further information.

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

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the fourth quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See "Stock-Based Incentive Compensation" above for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share. In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of

FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, Adobe will not be able to claim this tax benefit until the first quarter of fiscal 2006. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FAS 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004." The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the repatriation provision within the first two fiscal quarters of 2005. The range of possible amounts that we are considering for repatriation under this provision is between zero and $500 million. While we estimate that the related potential range of additional income tax is between zero and $50 million, this estimation is subject to change following technical correction legislation that we believe is forthcoming from Congress. The amount of additional income tax would be reduced by the part of the eligible dividend that is attributable to foreign earnings on which a deferred tax liability had been previously accrued.

        In June 2004, the FASB issued Emerging Issues Task Force Issue No. 02-14 ("EITF 02-14"), "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We do not expect the adoption of EITF 02-14 to have a material impact on our consolidated financial position, results of operations or cash flows.

        In March 2004, the FASB issued EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see Note 3). We will evaluate the impact of EITF 03-1 once final guidance is issued.

        In December 2003, the FASB issued FIN 46R which clarified some of the provisions of FIN 46 and exempted certain entities from its requirements. FIN 46R was effective at the end of the first interim period ending after December 15, 2003. We have considered the provisions of FIN 46R and believe it will not be necessary to include in our consolidated financial statements any assets, liabilities, or activities of the third-party entities holding our corporate headquarters leases. We have provided certain disclosures related to these leases in other areas of this Annual Report on Form 10-K (see Note 15). Under the provisions of FIN 46R, we began consolidating our Adobe Ventures partnerships in the first quarter of fiscal 2004. This consolidation did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition", which superseded Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." SAB 104 also incorporated certain sections of the SEC's "Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers" document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101, as they apply to us, remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Note 2. Acquisitions

        On May 3, 2004, we acquired Q-Link Technologies, Inc ("Q-Link"), a privately held company, for $15.9 million in cash. Q-Link provides Java-based workflow technology that was integrated with our Intelligent Documents platform to enable customers to integrate document process management with core applications. Goodwill has been allocated to our Intelligent Documents segment. Purchased technology is being amortized to cost of product revenue over its estimated useful life of three years. The consolidated financial statements include the operating results of Q-Link from the date of purchase. Pro forma results of operations have not been presented because the effect of this acquisition was not material.

        The following table summarizes the purchase price allocation:

Cash and cash equivalents	$312
Accounts receivable, net	398
Other current assets	18
Purchased technology	1,380
Goodwill	14,316
Other intangible assets	290

Total assets acquired	16,714

Current liabilities	(109)
Liabilities recognized in connection with the business combination	(748)

Total liabilities assumed	(857)

Net assets acquired	$15,857

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

Note 3. Cash, cash equivalents and short-term investments

        Cash, cash equivalents and short-term investments consisted of the following as of December 3, 2004:

	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$37,546	$—	$—	$37,546

Cash equivalents:
Money market mutual funds	180,400	—	—	180,400
Bank time deposits	16,507	—	—	16,507
State and municipal bonds and notes	117,085	—	—	117,085
United States Treasury notes	20,790	—	(6)	20,784
Corporate bonds	3,806	—	(1)	3,805

Total cash equivalents	338,588	—	(7)	338,581

Total cash and cash equivalents	376,134	—	(7)	376,127

Short-term investments:
State and municipal bonds	536,230	200	(3,287)	533,143
United States Treasury notes	278,738	5	(926)	277,817
Corporate bonds	99,014	5	(555)	98,464
Obligations of foreign sovereigns	11,865	—	(71)	11,794
Bonds of multi-lateral government agencies	13,070	—	(25)	13,045
Marketable equity securities*	1,923	908	—	2,831

Total short-term investments	940,840	1,118	(4,864)	937,094

Total cash, cash equivalents, and Short-term investments	$1,316,974	$1,118	$(4,871)	$1,313,221

*
The carrying value of marketable equity securities has been reduced by other-than-temporary declines in the fair value of these securities.

        Cash, cash equivalents and short-term investments consisted of the following as of November 28, 2003:

	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$20,314	$—	$—	$20,314

Cash equivalents:
Money market mutual funds	88,478	—	—	88,478
Bank time deposits	10,192	—	—	10,192
State and municipal bonds and notes	70,918	15	—	70,933

Total cash equivalents	169,588	15	—	169,603

Total cash and cash equivalents	189,902	15	—	189,917

Short-term investments:
State and municipal bonds	636,798	3,265	(397)	639,666
United States Treasury notes	95,274	34	(235)	95,073
Corporate bonds	59,837	34	(192)	59,679
Asset-backed securities	6,340	—	(12)	6,328
Obligations of foreign sovereigns	76,366	8	(352)	76,022
Bonds of multi-lateral government agencies	22,655	—	(25)	22,630
Marketable equity securities*	3,135	4,083	—	7,218

Total short-term investments	900,405	7,424	(1,213)	906,616

Total cash, cash equivalents, and short-term investments	$1,090,307	$7,439	$(1,213)	$1,096,533

*
The carrying value of marketable equity securities has been reduced by other-than-temporary declines in the fair value of these securities.

        In accordance with EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 3, 2004:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and municipal bonds	$386,297	$(2,803)	$61,340	$(484)	$447,637	$(3,287)
United States Treasury notes	269,150	(772)	27,864	(160)	297,014	(932)
Corporate bonds	87,225	(541)	6,025	(15)	93,250	(556)
Obligations of foreign sovereigns	10,277	(67)	1,518	(4)	11,795	(71)
Bonds of multi-lateral government agencies	5,021	(10)	8,024	(15)	13,045	(25)

Total	$757,970	$(4,193)	$104,771	$(678)	$862,741	$(4,871)

        Market values were determined for each individual security in the investment portfolio. The declines in value of these investments is primarily related to changes in interest rates and are considered to be temporary in nature.

        See Note 1 for our policy on recording other-than-temporary declines in our marketable equity securities. We recognize realized gains and losses upon sale of investments using the specific identification method. See Note 6 for net realized gains from the sale of our short-term investments and losses related to other-than-temporary declines in the fair value of our marketable equity securities.

        The following table summarizes the cost and estimated fair value of current debt securities and money market mutual funds, classified by the stated maturity of the security:

	Cost	Estimated Fair Value
Due within one year	$775,111	$773,779
Due within two years	317,513	315,237
Due within three years	137,149	136,257
Due after three years	47,732	47,571

Total	$1,277,505	$1,272,844

Note 4. Property and Equipment

        Property and equipment consisted of the following as of December 3, 2004 and November 28, 2003:

	2004	2003
Computers and equipment	$194,605	$169,455
Furniture and fixtures	33,563	30,882
Capital projects in-progress	18,117	14,862
Leasehold improvements	55,861	44,813
Buildings	4,782	4,756

	306,928	264,768
Less accumulated depreciation and amortization	(207,253)	(187,761)

Property and equipment, net	$99,675	$77,007

        During fiscal 2004, we partially deployed a new Customer Relations Management ("CRM") system. The capitalized costs in connection with the CRM system are included in computers and equipment for the deployed modules and in capital projects-in-progress for the modules that are to be deployed. Additionally, during fiscal 2004, we began operations in our third tower in San Jose, California and in a new facility in the United Kingdom. In connection with these facilities, we made several leasehold improvements during the year.

        Depreciation for fiscal 2004, 2003 and 2002 was $39.8 million, $33.7 million and $34.7 million, respectively.

Note 5. Goodwill and Purchased and Other Intangibles

        As of December 3, 2004, the goodwill balance relates to our acquisitions of Accelio, Q-Link, Syntrillium, GoLive Systems, Inc and GoLive Systems GmbH and Co. KG (together "GoLive") and Inscriber Technology Corporation. As required by SFAS 142, we have allocated goodwill to our reportable segments. Below is our goodwill reported by segment as of December 3, 2004 and November 28, 2003:

	2004	2003
Digital Imaging and Video	$14,112	$14,112
Creative Professional	4,650	4,650
Intelligent Documents	91,525	77,209

Total goodwill	$110,287	$95,971

        Purchased and other intangible assets, subject to amortization, were as follows as of December 3, 2004:

	Cost	Accumulated Amortization	Net
Purchased technology	$41,009	$(29,266)	$11,743

Localization	$10,404	$(7,109)	$3,295
Trademarks	300	(133)	167
Other intangibles	1,105	(797)	308

Total other intangible assets	$11,809	$(8,039)	$3,770

Total purchased and other intangible assets	$52,818	$(37,305)	$15,513

        Purchased and other intangible assets, subject to amortization, were as follows as of November 28, 2003:

	Cost	Accumulated Amortization	Net
Purchased technology	$28,509	$(18,875)	$9,634

Localization	$10,540	$(5,348)	$5,192
Trademarks	300	(97)	203
Other intangibles	716	(427)	289

Total other intangible assets	$11,556	$(5,872)	$5,684

Total purchased and other intangible assets	$40,065	$(24,747)	$15,318

        In fiscal 2004, purchased and other intangibles increased primarily due to licensing costs and purchases of technology assets.

        Amortization expense of identifiable intangible assets is primarily included in costs of product revenue. Amortization expense related to identifiable intangible assets was $21.1 million, $15.4 million and $28.8 million for fiscal 2004, 2003 and 2002, respectively. Amortization expense, as of December 3, 2004, is expected to be as follows:

Fiscal Year	Purchased Technology	Other Intangible Assets
2005	$5,997	$3,059
2006	2,865	539
2007	1,574	43
2008	316	38
2009	316	18
Thereafter	675	73

Total expected amortization expense	$11,743	$3,770

Note 6. Other Assets

        Other assets consisted of the following as of December 3, 2004 and November 28, 2003:

	2004	2003
Investments	$41,382	$30,840
Security deposits and other	5,768	3,503
Land deposit	3,340	3,378
Prepaid rent	4,838	—

Total other assets	$55,328	$37,721

        As of December 3, 2004 and November 28, 2003, the estimated fair value of our investments in Adobe Ventures was $41.6 million and $30.6 million, respectively.

        In addition to these venture partnerships, we have direct investments in public and privately-held companies. Since inception through December 3, 2004, we have invested $235.7 million through our venture partnerships and direct investments. Since inception through December 3, 2004, net returns were $360.3 million, including stock dividends and net gains in market value of investments.

        The following table summarizes the net realized gains and losses from our investments for fiscal 2004, 2003 and 2002.

	2004	2003	2002
Net losses related to our investments in Adobe Ventures and cost method investments	$(81)	$(11,981)	$(13,122)
Write-downs due to other-than-temporary declines in value of our marketable equity securities	—	(3,984)	(11,257)
Gains from sale of short-term investments	2,493	3,090	7,194
Gains on stock warrants	94	—	—

Total investment gain (loss)	$2,506	$(12,875)	$(17,185)

        During fiscal 2004, we restructured the lease for two of our headquarter office buildings. See Note 15 for additional information. The lease agreement provides for a residual value guarantee. In accordance with FIN 45, we recognized the fair value of the residual value guarantee of $5.2 million as a long-term liability on our balance sheet with the offsetting entry to prepaid rent in other assets. The balance will be amortized to the income statement over five years, the life of the lease. As of December 3, 2004, the unamortized portion of the fair value of the residual value guarantee remaining in prepaid rent was $4.8 million.

Note 7. Accrued Expenses

        Accrued expenses consisted of the following as of December 3, 2004 and November 28, 2003:

	2004	2003
Accrued compensation and benefits	$98,108	$65,870
Sales and marketing allowances	11,857	14,169
Accrued restructuring	261	1,132
Other	92,536	78,838

Total accrued expenses	$202,762	$160,009

Note 8. Restructuring and Other Charges

        In connection with our acquisition of Accelio in the second quarter of fiscal 2002, we recognized $14.5 million in liabilities associated with a worldwide reduction in force of Accelio employees, transaction costs, costs related to closing redundant facilities and terminating contracts and other exit costs associated with the acquisition. As of December 3, 2004, $0.3 million remained accrued and comprised transaction and facilities costs. Transaction costs primarily relate to the liquidation of Accelio's subsidiaries and are expected to be paid through fiscal 2005. Facility costs relate to leases we assumed upon acquisition of Accelio that terminate at various times through September 2006.

        A summary of restructuring activities, related to our acquisition of Accelio, is as follows:

	Balance at November 28, 2003	Cash Payments	Adjustments	Balance at December 3, 2004
Transaction costs	$255	$(119)	$(19)	$117
Cost of closing redundant facilities	829	(685)	—	144
Other exit costs	48	(5)	(43)	—

Total	$1,132	$(809)	$(62)	$261

Note 9. Income Taxes

        Income before income taxes includes net income from foreign operations of approximately $298.0 million, $197.0 million and $163.0 million for fiscal 2004, 2003 and 2002, respectively.

        The provision for income taxes consisted of the following for fiscal 2004, 2003 and 2002:

	2004	2003	2002
Current:
United States federal	$1,769	$32,751	$63,547
Foreign	11,728	11,814	8,344
State and local	1,638	1,090	5,055

Total current	15,135	45,655	76,946

Deferred:
United States federal	56,641	31,815	(4,984)
Foreign	(970)	(1,072)	259
State and local	(10,353)	314	(761)

Total deferred	45,318	31,057	(5,486)

Charge in lieu of taxes attributable to employee stock plans	97,794	37,436	21,830

	$158,247	$114,148	$93,290

        Total income tax expense differs from the expected tax expense (computed by multiplying the United States federal statutory rate of 35% for fiscal 2004, 2003 and 2002 by income before income taxes) as a result of the following:

	2004	2003	2002
Computed "expected" tax expense	$213,026	$133,172	$99,641
State tax expense, net of federal benefit	6,826	2,473	6,477
Non-deductible goodwill	—	—	7,437
Tax-exempt income	(4,284)	(3,786)	(3,915)
Tax credits	(9,500)	(4,878)	(6,000)
Differences between statutory rate and foreign effective tax rate	(47,622)	(24,816)	(9,487)
Change in deferred tax asset valuation allowance	(1,238)	11,856	—
Other, net	1,039	127	(863)

	$158,247	$114,148	$93,290

        The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 3, 2004 and November 28, 2003 are presented below:

	2004	2003
Deferred tax assets:
Acquired technology	$7,886	$14,711
Reserves and deferred revenue	24,990	39,568
Unrealized losses on investments	12,336	13,574
Credits	30,600	8,230

Total gross deferred tax assets	75,812	76,083
Deferred tax asset valuation allowance	(12,336)	(13,574)

Total deferred tax assets	63,476	62,509

Deferred tax liabilities:
Depreciation and amortization	(8,138)	(9,422)
Undistributed earnings of foreign subsidiaries	(81,585)	(30,562)
Other	(911)	(4,365)

Total deferred tax liabilities	(90,634)	(44,349)

Net deferred tax assets (liabilities)	$(27,158)	$18,160

        We provide United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related United States tax liability may be reduced by any foreign income taxes paid on these earnings. As of December 3, 2004, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $368 million. The unrecognized deferred tax liability for these earnings is approximately $117 million.

        For financial reporting purposes, a valuation allowance has been established for certain deferred tax assets related to the write-down of investments. At the end of fiscal 2004, our valuation allowance was $12.3 million.

        At the end of fiscal 2004, we had Federal tax credit carry-forwards of approximately $4.9 million that can be carried forward 20 years and state tax credit carry-forwards of approximately $25.7 million that can be carried forward indefinitely.

        Below is a summary of our income tax payable activity for fiscal 2004 and 2003:

	2004	2003
Beginning balance	$193,484	$173,311
Add: Current year liability	15,135	45,655
Less: Payments and reclassifications	(62,706)	(25,482)

Ending balance	$145,913	$193,484

Note 10. Benefit Plans

  Pretax Savings Plan

        In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all of our United States employees. Under the plan, eligible employees may contribute up to 18% of their pretax salary, subject to the Internal Revenue Service annual contribution limits. In fiscal 2004, we matched 50% of the first 6% of the employee's contribution. We contributed approximately $6.5 million, $6.1 million and $6.0 million in fiscal 2004, 2003 and 2002, respectively. We can terminate matching contributions at our discretion.

  Profit Sharing Plan

        We have a profit sharing plan that provides for profit sharing payments to all eligible employees following each quarter in which we achieve at least 80% of our budgeted earnings for the quarter. The plan, as well as the annual operating budget on which the plan is based, is approved by our Board of Directors. We contributed approximately $42.6 million, $28.8 million and $18.8 million to the plan in fiscal 2004, 2003 and 2002, respectively.

Note 11. Employee and Director Stock Plans

  Stock Options

        Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.

        Currently, we grant options from the 1) 2003 Equity Incentive Plan ("2003 Plan"), under which options could be granted to all employees, including executive officers, and outside consultants and 2) 1996 Outside Directors Stock Option Plan (the "Directors Plan"), as amended, under which options are granted automatically under a pre-determined formula to non-employee directors. The plans listed above are collectively referred to in the following discussion as "the Plans." We consider the Plans critical to our operation and productivity. Option vesting periods are generally three years for the Plans. As of December 3, 2004, we had reserved 18.5 million and 2.2 million shares of common stock for issuance under our 2003 Plan and the Directors Plan, respectively. As of December 3, 2004, we had 7.9 million and 0.5 million shares available for grant under the Plans.

        All stock option grants to current executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors. All members of the Executive Compensation Committee are independent directors, as defined in the current and proposed rules applicable to issuers traded on the Nasdaq Stock Market.

        In May 2003, a stock option exchange program was initiated that allowed eligible employees to exchange options granted with an option price greater than $40 per share for a lesser number of new options, according to specified exchange ratios. The program excluded executive officers and members of our Board of Directors. The cancellation date for the program was June 16, 2003. We accepted for cancellation, options to purchase approximately 7.1 million shares of common stock. Eligible employees, subject to their continued employment with Adobe on December 17, 2003, the grant date of the new options, received new options, in exchange for such cancelled options to purchase approximately 3.4 million shares of common stock with an exercise price of $39.10.

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

        Options granted to directors for fiscal 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Options granted to existing directors	175,000	280,000	240,000
Exercise price	$41.65	$32.41	$39.04
Options granted to new directors	50,000	—	60,000
Exercise price	$42.09	$—	$33.00

        As of December 3, 2004, approximately 1.1 million shares were reserved for issuance upon exercise of outstanding options under the Directors Plan. The Directors Plan will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued and restrictions on issued shares have lapsed.

        Stock option activity for fiscal 2004, 2003 and 2002 is presented below (in actual amounts):

	December 3, 2004		November 28, 2003		November 29, 2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	42,469,653	$32.80	57,847,050	$35.64	54,284,317	$36.66
Options granted	10,379,755	42.13	1,994,130	33.12	11,973,680	28.77
Options exercised	(13,293,864)	27.10	(7,978,054)	23.81	(3,688,534)	15.99
Options canceled	(1,289,228)	40.91	(9,393,473)	58.00	(4,722,413)	45.20

Outstanding at end of year	38,266,316	37.04	42,469,653	32.80	57,847,050	35.64

Exercisable at end of year	22,436,707	37.01	27,240,540	34.60	26,402,239	35.65

Weighted average fair value of options granted during the year		$11.25		$11.69		$13.49

        Information regarding the stock options outstanding at December 3, 2004 is summarized below:

	Options Outstanding
		Weighted Average Remaining Contractual Life		Options Exercisable
			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable	Weighted Average Exercise Price
$6.84 - 10.26	2,304,607	1.54 years	$8.45	2,303,857	$8.45
$10.88 - 18.42	403,008	4.01 years	15.98	257,769	14.74
$19.38 - 27.69	11,650,998	4.75 years	26.80	7,246,428	27.04
$27.94 - 35.30	1,504,855	5.29 years	32.43	850,813	32.42
$35.69	3,912,675	2.92 years	35.69	3,911,700	35.69
$35.83 - 39.10	4,267,886	5.28 years	38.86	456,049	38.32
$39.35 - 42.73	1,785,793	6.06 years	40.80	802,266	40.80
$43.55	4,596,326	6.46 years	43.55	—	—
$43.94 - 55.66	4,290,819	4.18 years	52.39	3,227,320	54.75
$56.34 - 81.50	3,549,349	4.13 years	63.98	3,380,505	64.22

	38,266,316	4.59 years	$37.04	22,436,707	$37.01

  Performance and Restricted Stock

        The 1994 Performance and Restricted Stock Plan ("the Restricted Stock Plan") provides for the granting of restricted stock and/or performance awards to officers and key employees. As of

December 3, 2004, we had reserved 8.0 million shares of our common stock for issuance under the Plan.

        Restricted shares issued under the Restricted Stock Plan generally vest annually over two to three years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights. As of December 3, 2004, 10,722 shares were outstanding and not yet vested. Additionally, we charged $0.3 million, $2.8 million and $6.8 million to expense associated with restricted stock in fiscal 2004, 2003 and 2002, respectively. As of December 3, 2004, approximately 2.8 million shares were available for grant under this Plan.

        Restricted stock issued for fiscal 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Restricted stock granted	6,893	3,277	9,321
Average fair value of shares	$42.87	$32.37	$27.88

        Performance awards issued under the Restricted Stock Plan entitle the recipient to receive, at our discretion, shares or cash upon completion of the performance period subject to attaining identified performance goals. Performance awards are generally measured over a three-year period and cliff vest at the end of the three-year period. We accrue the projected value of these awards and charge this amount to expense over the three-year performance period. We did not grant performance awards in fiscal 2004, 2003 or 2002. As of December 3, 2004 and November 28, 2003, there were no performance awards outstanding.

        The Restricted Stock Plan will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued and restrictions on issued shares have lapsed.

  Employee Stock Purchase Plan

        Our 1997 Employee Stock Purchase Plan (the "ESPP") allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower. As of December 3, 2004, we had reserved 38.0 million shares of our common stock for issuance under the ESPP and approximately 12.7 million shares remain available for future issuance.

        The weighted average fair value of the purchase rights granted in fiscal 2004, 2003 and 2002 were $12.54, $10.98 and $11.59, respectively.

        The ESPP will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued.

  Cash Incentive Awards

        Historically, we granted Cash Incentive Awards ("CIAs"), a form of phantom stock, to designated key employees to reward them based on their contributions to a project. The cash value of the CIA is structured to mirror our Restricted Stock Plan. The CIAs, which we grant to designated employees, generally vest annually over a three-year period. Upon each vest date, the employee is paid the market value of the stock on the date of vest multiplied by the number of vested shares. All existing CIAs were fully vested in fiscal 2002, and we currently do not intend to grant CIAs in the future. We charged approximately $0.4 million for shares vested in fiscal 2002. There was no charge in fiscal 2004 and 2003.

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

        The performance-based SARs generally vest four years from the date of grant but contain an acceleration feature that allows for a two-year vesting period based on Adobe achieving predetermined performance goals. These performance-based SARs expire five years from the date of grant. Under our SAR plan, designated employees are awarded rights that are equal to one share of Adobe's common stock for each right awarded with an exercise price based on the fair market value on the grant date. When the award vests, employees generally have the right to exercise the award and receive the then-current value in cash of the appreciation from the exercise price of the exercised number of rights of our common stock. We did not award any SARs in fiscal 2004, 2003 and 2002. We charged approximately $0.2 million, $0.1 million and $0.01 million to expense in 2004, 2003 and 2002, respectively, for outstanding SARs.

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

        During fiscal 2004, we entered into several stock purchase agreements with large financial institutions. Under these agreements, we provided the financial institutions with up-front payments totaling $350.0 million. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of our shares based on the volume weighted average price during such intervals less a specified discount. Upon payment, the $350.0 million was classified as treasury stock on our balance sheet. As of December 3, 2004, approximately $127.7 million of the up-front payments remained under the agreements.

        During fiscal 2004, we repurchased 11.0 million shares at an average price of $43.81 through open market repurchases and structured repurchase agreements. During fiscal 2003, we repurchased 2.8 million shares at an average price of $30.39 through open market repurchases and the exercise of put and call options. During fiscal 2002, we repurchased 10.5 million shares at an average price of $27.57 through open market repurchases and the exercise of put and call options.

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

        The following table sets forth the components of other comprehensive income for fiscal 2004, 2003 and 2002:

	Unrealized Gain (Loss) on
	Available- for-Sale Securities	Derivative Instruments	Foreign Currency Translation	Total
Balance at November 30, 2001	$8,075	$2,582	$(6,739)	$3,918

Unrealized loss	(8,462)	(6,653)	—	(15,115)
Reclassification adjustment for losses recognized during the period	802	463	—	1,265
Tax effect of above	2,996	1,679	—	4,675
Translation adjustments	—	—	1,307	1,307

Other comprehensive income (loss)	(4,664)	(4,511)	1,307	(7,868)

Balance at November 29, 2002	3,411	(1,929)	(5,432)	(3,950)

Unrealized gain (loss)	416	(3,383)	—	(2,967)
Reclassification adjustment for (gains) losses recognized during the period	(685)	3,489	—	2,804
Tax effect of above	(691)	(666)	—	(1,357)
Translation adjustments	—	—	4,471	4,471

Other comprehensive income (loss)	(960)	(560)	4,471	2,951

Balance at November 28, 2003	2,451	(2,489)	(961)	(999)

Unrealized gain (loss)	(6,696)	3,097	—	(3,599)
Reclassification adjustment for (gains) losses recognized during the period	(3,283)	405	—	(2,878)
Tax effect of above	2,634	(1,013)	—	1,621
Translation adjustments	—	—	3,566	3,566

Other comprehensive income (loss)	(7,345)	2,489	3,566	(1,290)

Balance at December 3, 2004	$(4,894)	$—	$2,605	$(2,289)

Note 14. Net Income Per Share

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

        The following table sets forth the computation of basic and diluted net income per share for fiscal 2004, 2003 and 2002.

	2004	2003	2002
Net income	$450,398	$266,344	$191,399

Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	238,829	234,246	236,834
Dilutive common equivalent shares:
Unvested restricted stock	11	25	83
Stock options	8,973	7,179	6,132
Put warrants	—	—	70

Shares used to compute diluted net income per share	247,813	241,450	243,119

Basic net income per share	$1.89	$1.14	$0.81

Diluted net income per share	$1.82	$1.10	$0.79

        For the years ended December 3, 2004, November 28, 2003 and November 29, 2002, options to purchase approximately 7.0 million, 16.7 million and 26.5 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $44.45, $33.95 and $30.44, respectively, were not included in the calculation because the effect would have been antidilutive.

Note 15. Commitments and Contingencies

  Lease Commitments

        We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2025. We also have one land lease that expires in 2091. Rent expense, net of sublease income, for these leases aggregated $49.7 million, $32.4 million and $26.6 million during fiscal 2004, 2003 and 2002, respectively.

        We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the "Almaden tower" and the "East and West towers."

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

        These two leases are both subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessors quarterly. As of December 3, 2004, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term (for the East and West towers lease only), purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount.

        As of December 3, 2004, future minimum lease payments under noncancelable operating leases and future minimum sublease income under noncancelable subleases are as follows:

Fiscal Year	Future Minimum Lease Payments	Future Minimum Sublease Income
2005	$34,664	$6,198
2006	29,647	6,106
2007	20,373	3,654
2008	17,644	1,678
2009	15,756	1,719
Thereafter	25,467	1,093

Total	$143,551	$20,448

  Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $15.9 million, $14.5 million and $14.4 million in fiscal 2004, 2003 and 2002, respectively.

  Guarantees

        The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we have recognized a $5.2 million liability related to the East and West tower lease that was extended in August 2004. This liability is recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the lease. As of December 3, 2004, the unamortized portion of the fair value of the residual value guarantee remaining in other long-term liabilities and prepaid rent was $4.8 million.

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

        We have commitments to make certain milestone and/or retention payments typically entered into in conjunction with various acquisitions, for which we have made accruals in our consolidated financial statements. In connection with certain acquisitions and purchases of technology assets during fiscal 2003 and 2004, we entered into employee retention agreements and are required to make payments upon satisfaction of certain conditions in the agreements. These costs are being amortized over the retention period to compensation expense. As of December 3, 2004, we have $1.6 million remaining to be paid under our retention agreements.

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

        We accrue for costs associated with future obligations which include costs for undetected bugs that are discovered only after the product is installed and used by customers. As of December 3, 2004, there was no remaining accrual. The table below summarizes the activity related to the accrual for fiscal 2004:

Balance at November 28, 2003	Accruals	Payments	Balance at December 3, 2004
$3,185	$114	$(3,299)	$—

  Legal Actions

        On September 4, 2002, Adobe initiated arbitration proceedings in London, England against Agfa Monotype Corporation ("AMT"), seeking a declaration that Adobe's distribution of font software that generates AMT typefaces did not breach its contract pursuant to which it licensed certain rights with respect to AMT typefaces and, therefore, that AMT did not have the right to terminate the agreement. AMT made certain breach of contract claims in response to Adobe's arbitration demand. On June 28, 2004, the arbitrators held that the contract remains in full force and that AMT does not have the right to terminate it. The arbitrators found in favor of AMT on only one of its three claims, which was subsequently resolved by the parties.

        On September 5, 2002, AMT and its subsidiary International Typeface Corporation ("ITC") filed suit against Adobe in the U.S. District Court, Eastern District of Illinois, asserting that Adobe's distribution of the superseded 5.0 version of Adobe Acrobat violated the Digital Millennium Copyright Act. In January 2005, the court granted Adobe's motion for summary judgment.

        On November 13, 2002, ITC filed another suit against Adobe in the United States District Court for the Eastern District of Illinois, asserting that Adobe breached its contract with ITC and that ITC, not Adobe, owns the copyrights in font software created by Adobe which generates ITC typefaces. If ITC prevails on its breach of contract claims in this action, ITC may have the right to terminate Adobe's right to distribute any of its products that then still contain font software that generates ITC typefaces. The results of any litigation are inherently uncertain and we cannot assure that we will be able to successfully defend ourselves against this remaining action. ITC seeks an unspecified aggregate dollar amount of damages and a favorable outcome for ITC in this action could have a material adverse effect on Adobe's consolidated financial position, cash flows or results of operations. We believe that ITC's claims are without merit and we are vigorously defending against them. We cannot estimate any possible loss at this time.

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

        On November 18, 2002, Plaintiffs Shell & Slate Software Corporation and Ben Weiss filed a civil action in the U.S. District Court in Los Angeles against Adobe alleging false designation of origin, trade secret misappropriation, breach of contract and other causes of action. The claim derived from the Plaintiffs' belief that the "healing brush" technique of Adobe Photoshop software incorporates the Plaintiffs' trade secrets. The Plaintiffs also sought preliminary and permanent injunctive relief, compensatory, treble and punitive damages and fees and costs. In November 2004, the parties resolved this matter.

        In connection with our anti-piracy efforts, conducted both internally and through the BSA, from time to time we undertake litigation against alleged copyright infringers. Such lawsuits may lead to counter-claims alleging improper use of litigation or violation of other local law and have recently increased in frequency, especially in Latin American countries. We believe we have valid defenses with respect to such counter-claims; however, it is possible that our consolidated financial position, cash flows or results of operations could be affected in any particular period by the resolution of one or more of these counter-claims.

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

Note 16.    Financial Instruments

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

        As of December 3, 2004, our cash equivalents, short-term investments, and marketable equity securities, are carried at fair value, based on quoted market prices for these or similar investments. For further information, see Note 3.

        Our portfolio of investments in privately held companies, which includes our direct investments, as well as indirect investments through Adobe Ventures, is included in other assets on our Consolidated Balance Sheet. For further information, see Note 6.

  Foreign Currency Hedging Instruments

        We transact business in foreign countries, in U.S. dollars and in various foreign currencies. In Europe and Japan, transactions that are denominated in euro or yen subject us to exposure from movements in foreign currency exchange rates. This exposure is primarily related to yen-denominated product and support revenue in Japan and euro-denominated product and support revenue in certain European countries. In fiscal 2004, 2003 and 2002, our exposures were 24.1 billion yen, 21.3 billion yen and 20.5 billion yen, respectively. In fiscal 2004, 2003 and 2002, our exposures were 375.4 million euros, 274.0 million euros and 288.5 million euros, respectively.

        In addition we also have long term investment exposures consisting of the capitalization and retained earnings in our non-USD functional foreign subsidiaries. For the fiscal years ending December 3, 2004 and November 28, 2003 this long term investment exposure totaled a notional equivalent of $40.1 million and $30.8 million, respectively. At this time we do not hedge these long term investment exposures.

        Our Japanese operating expenses are in yen, and our European operating expenses are primarily in euro, which mitigates a portion of the exposure related to yen and euro denominated product revenue. In addition, we hedge firmly committed transactions using forward contracts. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts largely offset gains and losses on the assets, liabilities and transactions being hedged. We also hedge a percentage of forecasted international revenue with forward and purchased option contracts. Our revenue hedging policy is designed to reduce the negative impact on our forecasted revenue due to foreign currency exchange rate movements. At December 3, 2004, total outstanding contracts included the notional equivalent of $110.9 million in foreign currency forward exchange contracts and purchased put option contracts with a notional value of $221.6 million. As of December 3, 2004, all contracts were set to expire at various times through June 2005. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with counterparties with specific minimum rating requirements. In addition, our hedging policy establishes maximum limits for each counterparty.

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

        We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the fiscal year ended December 3, 2004, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

        Net losses on hedges of forecasted transactions were as follows:

Balance Sheet

	Other Comprehensive Income (Loss)
	December 3, 2004	November 28, 2003
Recognized but Unrealized—Open Transactions:
Unrealized net loss remaining in other comprehensive income (loss)	$—	$(867)

Income Statement

	Years Ended
	December 3, 2004		November 28, 2003		November 29, 2002
	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Realized—Closed Transactions:
Realized net loss reclassified from other comprehensive income (loss) to revenue	$(405)	$—	$(3,489)	$—	$(463)	$—
Realized net loss from the cost of purchased options and gains or losses from any ineffective portion of hedges	—	(6,829)	—	(5,047)	—	(5,251)
Recognized but Unrealized—Open Transactions:
Unrealized net loss from time value degradation and any ineffective portion of hedges	—	(2,602)	—	(1,078)	—	(29)

	$(405)	$(9,431)	$(3,489)	$(6,125)	$(463)	$(5,280)

  Interest Rate Hedging—Hedging of Interest Rate Sensitive Obligations

        In the past, we have entered into interest rate swap agreements to manage our exposure to operating lease obligations, on our East and West towers, that were tied to short-term interest rates (LIBOR). The swaps allowed us to exchange variable interest rate payments for fixed interest rate payments, thereby securing a fixed payment amount for a portion of the total obligation. These swaps were designated as cash flow hedges under SFAS No. 133 because they hedged against changes in the amount of future cash flows. As of December 3, 2004 we did not have any outstanding interest rate swaps. As of November 28, 2003, a $2.6 million unrealized loss had been recorded in accumulated other comprehensive income (loss) as a result of the decrease in fair market value of these interest rate hedges. There were no realized gains or losses due to ineffectiveness of the hedges.

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At December 3, 2004, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

        Net gains in other income (loss) relating to balance sheet hedging for fiscal 2004, 2003 and 2002

	2004	2003	2002
Gain on foreign currency assets and liabilities:
Net realized gain recognized in other income (loss)	$4,586	$13,535	$6,500
Net unrealized gain recognized in other income (loss)	3,949	132	2,549

	8,535	13,667	9,049
Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized loss recognized in other income (loss)	(11,123)	(8,726)	(8,587)
Net unrealized gain (loss) recognized in other income (loss)	3,150	(3,483)	444

	(7,973)	(12,209)	(8,143)

Net gain recognized in other income	$562	$1,458	$906

Fair Value Hedges—Hedging of Foreign Currency Denominated Available for Sale Securities

        During fiscal 2004, a portion of our investment portfolio was invested in euro denominated securities. In order to mitigate the currency risk of those euro denominated securities, we entered into forward contracts. We designated these forward contracts as fair value hedges. As of December 3, 2004, there were no euro denominated securities in the investment portfolio and no remaining fair value hedges.

        Net gains recognized in other income (loss) relating to fair value hedges for fiscal 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Gain (loss) on foreign currency assets and liabilities:
Net realized gain recognized in other income (loss)	$2,234	$—	$—
Net unrealized loss recognized in other income (loss)	(1,935)	—	—

	299	—	—
Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain recognized in other income (loss)	3,026	—	—
Net unrealized loss recognized in other income (loss)	(3,482)	—	—

	(456)	—	—

Net loss recognized in other income	$(157)	$—	$—

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

        Credit risk in receivables is limited to OEM partners, dealers and distributors of hardware and software products to the retail market, and to customers whereby we license software directly. Management believes that any risk of loss is reduced due to the diversity of our customers and geographic sales areas. A credit review is completed for our new distributors, dealers, and OEM partners. We also perform ongoing credit evaluations of our customers' financial condition and require letters of credit or other guarantees, whenever deemed necessary. The credit limit given to the customer is based on our risk assessment of their ability to pay, country risk, and other factors and is not contingent on the resale of the product or on the collection of payments from their customers. We also purchase credit insurance to mitigate credit risk in some foreign markets where we believe it is warranted. If we license our software to a customer where we have a reason to believe the customer's ability to pay is not probable, due to country risk or credit risk, we will not recognize the revenue. We will revert to recognizing the revenue on a cash basis, assuming all other criteria for revenue recognition has been met. For discussion of significant customers as of December 3, 2004, see Note 17.

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

Note 17.    Industry Segment, Geographic Information, and Significant Customers

        We have four reportable segments: Digital Imaging and Video, Creative Professional, Intelligent Documents, and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing, enhancing and sharing digital images and photographs, digital video, audio and animations. The Creative Professional segment provides software for professional page layout, professional Web page layout, graphic and illustration creation, technical document publishing and business publishing. Additionally, this segment provides Photoshop and Acrobat Professional as part of its Adobe Creative Suite products. The Intelligent Documents segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, this segment provides server-based solutions for enterprises, in the areas of document generation, document process management, document collaboration, and document control and security. The OEM PostScript and Other segment includes printing technology used to create and print simple or visually rich documents with precision.

        The accounting policies of the operating segments are the same as those described in Note 1. With the exception of goodwill, we do not identify or allocate our assets by operating segment. See Note 5 for the allocation of goodwill to our reportable segments.

        Our results for fiscal years 2004, 2003 and 2002 are reported by operating segments below:

	Digital Imaging and Video	Creative Professional	Intelligent Documents	OEM PostScript and Other	Total
Fiscal 2004
Revenue	$430,177	$613,062	$541,804	$81,538	$1,666,581
Cost of revenue	40,149	21,125	38,077	5,027	104,378

Gross profit	$390,028	$591,937	$503,727	$76,511	$1,562,203

Gross profit as a percentage of revenues	91%	97%	93%	94%	94%
Fiscal 2003
Revenue	$392,442	$368,549	$444,056	$89,702	$1,294,749
Cost of revenue	33,501	20,818	33,501	5,202	93,022

Gross profit	$358,941	$347,731	$410,555	$84,500	$1,201,727

Gross profit as a percentage of revenues	92%	94%	92%	94%	93%
Fiscal 2002
Revenue	$411,929	$351,268	$312,544	$89,047	$1,164,788
Cost of revenue	30,073	43,761	24,682	5,772	104,288

Gross profit	$381,856	$307,507	$287,862	$83,275	$1,060,500

Gross profit as a percentage of revenues	93%	88%	92%	94%	91%

        A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for fiscal 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Total gross profit from operating segments above	$1,562,203	$1,201,727	$1,060,500
Total operating expenses*	970,409	822,280	773,473

Total operating income	591,794	379,447	287,027
Non-operating income (loss)	16,851	1,045	(2,338)

Income before income taxes	$608,645	$380,492	$284,689

*
Total operating expenses include research and development, sales and marketing and general and administrative. For fiscal 2003, operating expenses also included restructuring and other charges. For fiscal 2002, operating expenses also included restructuring and other charges, acquired in-process research and development and amortization and impairment of goodwill.

        For fiscal 2004, 2003 and 2002, our revenues and property and equipment, net of accumulated depreciation, are presented below by geographic area.

Revenue	2004	2003	2002
Americas:
United States	$706,064	$588,631	$541,578
Other	64,500	51,551	42,176

Total Americas	770,564	640,182	583,754

EMEA	541,528	370,181	317,638

Asia:
Japan	262,685	212,505	195,457
Other	91,804	71,881	67,939

Total Asia	354,489	284,386	263,396

Total revenue	$1,666,581	$1,294,749	$1,164,788

Property and Equipment	2004	2003	2002
Americas:
United States	$72,857	$57,753	$52,648
Other	4,771	4,903	3,842

Total Americas	77,628	62,656	56,490

EMEA	10,543	7,032	6,583

Asia:
Japan	1,007	764	964
India	10,306	6,357	6,685
Other	191	198	368

Total Asia	11,504	7,319	8,017

Total long-lived assets	$99,675	$77,007	$71,090

Significant Customers

        In fiscal 2004, licenses of application products to Ingram Micro, Inc. ("Ingram") and Tech Data Corporation ("Tech Data"), including their respective affiliates, accounted for 23% and 13%, respectively. In fiscal 2003, licenses of application products to Ingram and Tech Data, accounted for 28% and 13%, respectively, of our total revenue. In fiscal 2002, licenses of application products to Ingram and Tech Data accounted for 27% and 14%, respectively, of our total revenue.

        As of December 3, 2004, receivables from Ingram and Tech Data accounted for 21% and 12%, respectively, of our gross trade receivables. As of November 28, 2003, receivables from Ingram and Tech Data accounted for 34% and 9%, respectively, of our gross trade receivables. Receivables from Ingram and Tech Data accounted for 22% and 12%, respectively, of our gross trade receivables at November 29, 2002.

ADOBE SYSTEMS INCORPORATED
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Valuation and Qualifying Accounts Which are Deducted in the
Balance Sheet from the Assets to Which They Apply

	Balance at Beginning of Period	Charged/ Credited to Operating Expenses	Deductions(*)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended:
December 3, 2004	$7,903	$(443)	$(1,269)	$6,191
November 28, 2003	7,531	2,038	(1,666)	7,903
November 29, 2002	8,549	1,527	(2,545)	7,531

(*)
Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 2, 2005.

ADOBE SYSTEMS INCORPORATED
By:	/s/ MURRAY J. DEMO Murray J. Demo, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of February, 2005.

Signature	Title

/s/ JOHN E. WARNOCK John E. Warnock	Chairman of the Board of Directors
/s/ CHARLES M. GESCHKE Charles M. Geschke	Chairman of the Board of Directors
/s/ BRUCE R. CHIZEN Bruce R. Chizen	Director and Chief Executive Officer (Principal Executive Officer)
/s/ CAROL MILLS Carol Mills	Director
/s/ MICHAEL R. CANNON Michael R. Cannon	Director
/s/ JAMES E. DALEY James E. Daley	Director
/s/ COLLEEN M. POULIOT Colleen M. Pouliot	Director

/s/ COLLEEN M. POULIOT Colleen M. Pouliot	Director
/s/ DELBERT W. YOCAM Delbert W. Yocam	Director
/s/ MURRAY J. DEMO Murray J. Demo	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SUMMARY OF TRADEMARKS

        The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:

Adobe
Acrobat
Acrobat Capture
Acrobat Messenger
Adobe Audition
Adobe Encore
Adobe LiveCycle
Adobe Premiere
Adobe Type Manager
After Effects
Atmosphere
Distiller
Extreme
Font Folio
FrameMaker
GoLive
Illustrator
InCopy
InDesign
PageMaker
Photoshop
PostScript
Reader
Version Cue

        All other trademarks are the property of their respective owners.

EXHIBITS

        As required under Item 15, Exhibits and Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Bylaws as currently in effect	10-K	2/26/03	3.2
3.2	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
4.1	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6
10.2	Amended 1994 Performance and Restricted Stock Plan*	10-Q	5/29/98	10.24.2
10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-Q	10/7/04	10.7
10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40
10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.6	1996 Outside Directors' Stock Option Plan, as amended*	10-Q	10/7/04	10.6
10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37
10.10	2003 Equity Incentive Plan*	DEF 14A	3/17/03	10.1
10.11	Forms of Stock Option and Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan	10-Q	10/7/04	10.11
10.12	Form of Indemnity Agreement*	10-Q	5/30/97	10.25.1
10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14
10.15	Lease agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77

10.16	Participation agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.17	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80
10.18	Amendment No.1 to Lease Agreement between Adobe and Selco Services Corporation	10-K	2/26/03	10.81
10.19	Adobe Systems Incorporated 2004 Annual Executive Incentive Plan*	8-K	1/13/05	10.1
10.20	Adobe Systems Incorporated 2005 Annual Executive Incentive Plan*	8-K	1/13/05	10.2
10.21	Description of Director Compensation*				X
21	Subsidiaries of the Registrant				X
23	Independent Registered Public Accounting Firm's Consent				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

*
Compensatory plan or arrangement

†
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Systems Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
  PART I
  ITEM 1. BUSINESS
BUSINESS OVERVIEW
PRODUCTS OVERVIEW
COMPETITION
OPERATIONS
PRODUCT DEVELOPMENT
PRODUCT PROTECTION
EMPLOYEES
AVAILABLE INFORMATION
EXECUTIVE OFFICERS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
CRITICAL ACCOUNTING ESTIMATES
RECENT ACCOUNTING PRONOUNCEMENTS
RESULTS OF OPERATIONS
FACTORS THAT MAY AFFECT FUTURE PERFORMANCE
EMPLOYEE AND DIRECTOR STOCK OPTIONS
LIQUIDITY AND CAPITAL RESOURCES
Authorized Stock Repurchase Plans
Summary of Stock Repurchases for fiscal 2004, 2003 and 2002 (in thousands, except average amounts)
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND FINANCIAL INSTRUMENTS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL STATEMENTS
SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
  PART IV
  Item 15. Exhibits and Financial Statement Schedule
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ADOBE SYSTEMS INCORPORATED CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
ADOBE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
ADOBE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
ADOBE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ADOBE SYSTEMS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share data)
Balance Sheet
Income Statement
ADOBE SYSTEMS INCORPORATED SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (In thousands) Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet from the Assets to Which They Apply
SIGNATURES
SUMMARY OF TRADEMARKS
EXHIBITS