Form 10-Q
period 2005-03-04
ADOBE SYSTEMS INC
filed 2005-04-12
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 4, 2005

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

        The number of shares outstanding of the registrant's common stock as of April 1, 2005 was 244,497,573.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 4, 2005	December 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$217,360	$259,061
Short-term investments	1,249,743	1,054,160
Trade receivables, net	138,352	141,945
Other receivables	28,188	25,495
Deferred income taxes	37,924	51,751
Prepaid expenses and other current assets	28,372	18,617

Total current assets	1,699,939	1,551,029
Property and equipment, net	100,340	99,675
Goodwill	119,082	110,287
Purchased and other intangibles, net	17,814	15,513
Investment in lease receivable	126,800	126,800
Other assets	58,835	55,328

	$2,122,810	$1,958,632

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$38,575	$43,192
Accrued expenses	196,567	202,762
Income taxes payable	191,959	145,913
Deferred revenue	57,087	59,541

Total current liabilities	484,188	451,408
Other long-term liabilities	5,058	4,838
Deferred income taxes	8,999	78,909
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value	29,576	29,576
Additional paid-in-capital	1,228,927	1,164,643
Retained earnings	2,387,657	2,238,807
Accumulated other comprehensive loss	(3,223)	(2,289)
Treasury stock, at cost (52,393* and 53,577* shares in 2005 and 2004, respectively), net of re-issuances	(2,018,372)	(2,007,260)

Stockholders' equity	1,624,565	1,423,477

	$2,122,810	$1,958,632

*
Does not reflect the two-for-one stock split in the form of a stock dividend that will become effective May 23, 2005.

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 4, 2005	March 5, 2004
Revenue:
Products	$463,147	$415,752
Services and support	9,735	7,529

Total revenue	472,882	423,281

Cost of revenue:
Products	21,855	20,444
Services and support	5,114	3,738

Total cost of revenue	26,969	24,182

Gross profit	445,913	399,099
Operating expenses:
Research and development	86,686	75,071
Sales and marketing	147,383	127,354
General and administrative	41,132	33,412

Total operating expenses	275,201	235,837

Operating income	170,712	163,262
Non-operating income:
Investment loss	(1,554)	(1,031)
Interest and other income	7,627	4,032

Total non-operating income	6,073	3,001

Income before income taxes	176,785	166,263
Provision for income taxes	24,891	43,228

Net income	$151,894	$123,035

Basic net income per share*	$0.62	$0.52

Shares used in computing basic net income per share*	243,130	238,384

Diluted net income per share*	$0.60	$0.50

Shares used in computing diluted net income per share*	253,091	246,087

Cash dividends declared per share*	0.0125	0.0125

*
Does not reflect the two-for-one stock split in the form of a stock dividend that will become effective May 23, 2005.

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 4, 2005	March 5, 2004
Cash flows from operating activities:
Net income	$151,894	$123,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,954	13,438
Stock-based compensation expense	76	184
Deferred income taxes	(56,483)	23,110
Provision for (recovery of) losses on receivables	137	(2,114)
Tax benefit from employee stock option plans	27,197	5,124
Net losses on sales and impairments of investments	1,554	1,031
Changes in operating assets and liabilities:
Receivables	1,674	21,166
Other current assets	(9,353)	(4,281)
Trade and other payables	(4,923)	(1,839)
Accrued expenses	(6,222)	17,002
Income taxes payable	46,046	(8,121)
Deferred revenue	(2,454)	(2,274)

Net cash provided by operating activities	164,097	185,461

Cash flows from investing activities:
Purchases of short-term investments	(569,644)	(537,407)
Maturities of short-term investments	33,905	14,719
Sales of short-term investments	339,223	390,168
Purchases of property and equipment	(11,512)	(14,444)
Purchases of long-term investments and other assets	(9,931)	(4,305)
Cash paid for acquisition, net	(9,541)	—

Net cash used for investing activities	(227,500)	(151,269)

Cash flows from financing activities:
Purchases of treasury stock	(100,022)	(55,607)
Proceeds from issuance of treasury stock	125,921	40,356
Payment of dividends	(3,032)	(2,986)

Net cash provided by (used for) financing activities	22,867	(18,237)

Effect of foreign currency exchange rates on cash and cash equivalents	(1,165)	332

Net increase (decrease) in cash and cash equivalents	(41,701)	16,287
Cash and cash equivalents at beginning of period	259,061	126,522

Cash and cash equivalents at end of period	$217,360	$142,809

Supplemental disclosures:
Cash paid during the period for income taxes	$5,847	$21,231

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying condensed consolidated financial statements include those of Adobe and our subsidiaries, after elimination of all intercompany accounts and transactions. Adobe has prepared the accompanying interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 3, 2004. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets, condensed consolidated statements of income and cash flows for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. The Condensed Consolidated Balance Sheet as of December 3, 2004 is derived from the December 3, 2004 audited financial statements. You should read these interim condensed consolidated financial statements in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 3, 2004.

Reclassification

        Certain amounts in fiscal 2004 as reported on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation. We reclassified $117.1 million in auction rate securities and variable rate demand obligations from cash and cash equivalents to short-term investments on the fiscal 2004 consolidated balance sheet. The reclassification to short-term investments is based on the latest interpretation of cash equivalents pursuant to Statement of Financial Accounting Standards No. 95 ("SFAS 95"), "Statement of Cash Flows."

Stock Dividend

        On March 16, 2005 our Board of Directors approved a two-for-one stock split, in the form of a stock dividend, of our common stock payable on May 23, 2005 for stockholders of record as of May 2, 2005. Share and per share data have not been adjusted to give effect to this stock split.

Revenue Recognition

        Our revenue is derived from the licensing of application and server-based software products, professional services, and maintenance and support. We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable.

  Product revenue

        We recognize our product revenue upon shipment, provided collection is determined to be probable and no significant obligations remain on our part. Our desktop application products revenue from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. Our direct sales and OEM sales are also subject to limited rights of return. Accordingly we reduce revenue recognized for estimated future returns, price protection and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors.

        We record the estimated costs of providing free technical phone support to customers for our shrink-wrapped application products under warranty.

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

Stock-Based Incentive Compensation

        We account for our stock option plans and our employee stock purchase plan using the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The following table sets forth the pro forma amounts of net income and net income per share, for the three months ended March 4, 2005 and March 5, 2004, that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

	2005	2004
Net income:
As reported	$151,894	$123,035
Add: Stock-based compensation expense for employees included in reported net income, net of related tax effects	49	120
Less: Total stock-based compensation expense for employees determined under the fair value based method, net of related tax effects	(23,135)	(27,894)

Pro forma	$128,808	$95,261

Basic net income per share:
As reported	$0.62	$0.52
Pro forma	$0.53	$0.40
Diluted net income per share:
As reported	$0.60	$0.50
Pro forma	$0.51	$0.39

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

        The assumptions used to value option grants for the quarters ended March 4, 2005 and March 5, 2004 are as follows:

	2005	2004
Expected life (in years)	3.0	2.5
Volatility	30%	40%
Risk free interest rate	3.38%	2.18% - 2.44%
Dividend yield	—	0.125%

        The assumptions used to value employee stock purchase rights for the quarters ended March 4, 2005 and March 5, 2004 are as follows:

	2005	2004
Expected life (in years)	1.25	1.24
Volatility	32%	40%
Risk free interest rate	3.03%	1.24% - 1.76%
Dividend yield	—	0.125%

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

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 123—revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaced Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the fourth quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See "Stock-Based Incentive Compensation" above for the pro forma net income and net income per share amounts, for the first quarters of fiscal 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 ("AJCA")." The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, Adobe will not be able to claim this tax benefit until the first quarter of fiscal 2006. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FAS 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004." The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. Starting in the first quarter of fiscal 2005, Adobe has adopted the accounting and disclosure requirements as outlined in FAS 109-2. See Note 6 for further information regarding FAS 109-2.

NOTE 2. GOODWILL AND PURCHASED AND OTHER INTANGIBLES

        Below is our goodwill reported by segment as of March 4, 2005 and December 3, 2004:

	2005	2004
Digital Imaging and Video	$14,112	$14,112
Creative Professional	4,650	4,650
Intelligent Documents	100,320	91,525

Total goodwill	$119,082	$110,287

        During the first quarter of fiscal 2005, our goodwill increased due to the acquisition of OKYZ S.A. ("OKYZ"). OKYZ provides three dimensional technology and expertise to our Intelligent Documents platform.

        In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we review our goodwill periodically for impairment.

        Purchased and other intangible assets, subject to amortization, were as follows as of March 4, 2005:

	Cost	Accumulated Amortization	Net
Purchased technology	$27,775	$(16,422)	$11,353

Localization	12,348	(6,349)	5,999
Trademarks	300	(142)	158
Other intangibles	1,101	(797)	304

Total other intangible assets	13,749	(7,288)	6,461

Total purchased and other intangible assets	$41,524	$(23,710)	$17,814

        Purchased and other intangible assets, subject to amortization, were as follows as of December 3, 2004:

	Cost	Accumulated Amortization	Net
Purchased technology	$41,009	$(29,266)	$11,743

Localization	10,404	(7,109)	3,295
Trademarks	300	(133)	167
Other intangibles	1,105	(797)	308

Total other intangible assets	11,809	(8,039)	3,770

Total purchased and other intangible assets	$52,818	$(37,305)	$15,513

        Amortization expense related to purchased and other intangible assets was $4.1 million and $4.5 million in the first quarter of fiscal 2005 and 2004, respectively. As of March 4, 2005, we expect amortization expense in future periods to be as shown below:

Fiscal year	Purchased Technology	Other Intangible Assets
Remainder of 2005	$4,751	$5,620
2006	3,373	669
2007	1,921	43
2008	316	38
2009	316	18
2010	316	18
Thereafter	360	55

Total expected amortization expense	$11,353	$6,461

NOTE 3. OTHER ASSETS

        Other assets consisted of the following as of March 4, 2005 and December 3, 2004:

	2005	2004
Investments	$45,882	$41,382
Security deposits and other	5,045	5,768
Prepaid land lease	3,330	3,340
Prepaid rent	4,578	4,838

Total other assets	$58,835	$55,328

        We own limited partnership interests in Adobe Ventures which are consolidated in accordance with FASB Interpretation No. 46R ("FIN 46R") a revision to FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The partnerships are controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        The following table summarizes the net realized gains and losses from our investments for the three months ended March 4, 2005 and March 5, 2004:

	2005	2004
Net losses related to our investments in Adobe Ventures and cost method investments	$(1,908)	$(1,253)
Gains on stock warrants	354	222

Total investment loss	$(1,554)	$(1,031)

NOTE 4. ACCRUED EXPENSES

        Accrued expenses consisted of the following as of March 4, 2005 and December 3, 2004:

	2005	2004
Compensation and benefits	$89,491	$98,108
Sales and marketing allowances	11,910	11,857
Other	95,166	92,797

Total accrued expenses	$196,567	$202,762

NOTE 5. RESTRUCTURING AND OTHER CHARGES

        In connection with our acquisition of Accelio in the second quarter of fiscal 2002, we recognized $14.5 million in liabilities associated with a worldwide reduction in force of Accelio employees, transaction costs, costs related to closing redundant facilities and terminating contracts and other exit costs associated with the acquisition. As of March 4, 2005, $0.2 million remained in other accrued expenses on the consolidated balance sheet and comprised transaction and facilities costs. Transaction costs primarily relate to the liquidation of Accelio's subsidiaries and are expected to be paid through fiscal 2005. Facilities costs relate to leases we assumed upon acquisition of Accelio that terminate at various times through September 2006.

        A summary of restructuring activities, related to our acquisition of Accelio, is as follows:

	Balance at December 3, 2004	Cash Payments	Balance at March 4, 2005
Transaction costs	$117	$(10)	$107
Cost of closing redundant facilities	144	(3)	141

Total	$261	$(13)	$248

NOTE 6. INCOME TAXES

        During the first quarter of fiscal 2005, we completed our evaluation of the repatriation provisions of the AJCA. The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Although the AJCA contains a number of limitations related to the repatriation and some uncertainty remains on key elements of the provision, we have made a determination for a planned repatriation of $555.0 million of certain foreign earnings, of which $500.0 million qualifies for the 85% dividends received deduction.

        For Adobe's first quarter, we have recorded an estimated tax provision of $52.4 million for the planned repatriation of certain foreign earnings. Additionally, we recorded a reversal of $71.7 million for income taxes on certain foreign earnings for which a deferred tax liability had been previously accrued. As a result, a net income tax benefit of $19.3 million has been recognized for the difference between income taxes previously provided on certain foreign earnings at the federal statutory tax rate and income taxes at the lower rate under the repatriation provisions of the AJCA.

        The estimated tax provision of $52.4 million for the planned repatriation of certain foreign earnings includes an amount of additional taxes for a technical correction on key elements of the AJCA that we believe is forthcoming from Congress. Once the technical guidance is issued, an additional tax benefit may be recorded in the quarter the guidance is issued. In addition, at the time of repatriation, further adjustments could be required depending upon a number of factors, including required estimates of fiscal 2005 foreign earnings, 2005 foreign taxes, and statutory tax rates in effect at the time of the repatriation.

        The planned repatriation of certain foreign earnings will occur during the remaining quarters of fiscal 2005. We will invest these earnings pursuant to an approved Domestic Reinvestment Plan that conforms to the AJCA guidelines.

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

        During the quarter ended March 4, 2005, we entered into several stock purchase agreements with large financial institutions. Under these agreements, we provided the financial institutions with up-front payments totaling $100.0 million. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of our shares based on the volume weighted average price during such intervals less a specified discount. Upon payment, the $100.0 million was classified as treasury stock on our balance sheet. As of March 4, 2005 and December 3, 2004, approximately $47.2 million and 127.7 million, respectively, of the up-front payments remained under the agreements.

        During the quarter ended March 4, 2005, we repurchased 3.1 million shares at an average price of $58.77 through these structured repurchase agreements which included prepayments remaining from fiscal 2004. During the quarter ended March 5, 2004, we repurchased 1.4 million shares at an average price of $38.78 through open market repurchases.

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

NOTE 8. COMPREHENSIVE INCOME

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of other comprehensive income that we currently report are unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments. We also report gains and losses on derivative instruments qualifying as cash flow hedges such as (i) hedging a forecasted foreign currency transaction, (ii) the variability of cash flows to be received or paid related to a recognized asset or liability and (iii) interest rate hedges.

        The following table sets forth the components of comprehensive income, net of income tax expense, for the three months ended March 4, 2005 and March 5, 2004:

	2005	2004
Net income	$151,894	$123,035
Other comprehensive income (loss), net of tax:
Change in unrealized gain on available-for-sale securities, net of taxes	200	3,025
Currency translation adjustments	(1,165)	332
Net gain in derivative instruments, net of taxes	31	3,224

Other comprehensive income (loss)	(934)	6,581

Total comprehensive income, net of taxes	$150,960	$129,616

NOTE 9. NET INCOME PER SHARE

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

        The following table sets forth the computation of basic and diluted net income per share for the three months ended March 4, 2005 and March 5, 2004:

	2005	2004
Net income	$151,894	$123,035

Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	243,130	238,384
Dilutive common equivalent shares:
Unvested restricted stock	16	17
Stock options	9,945	7,686

Shares used to compute diluted net income per share	253,091	246,087

Basic net income per share	$0.62	$0.52

Diluted net income per share	$0.60	$0.50

        For the quarters ended March 4, 2005 and March 5, 2004, options to purchase approximately 3.5 million and 12.8 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $60.92 and $38.55, respectively, were not included in the calculation because the effect would have been antidilutive.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

        In August 2004, we extended the lease agreement for our East and West towers for an additional five years with an option to extend for an additional five years solely at Adobe's election. As part of the lease extension, we purchased a portion of the lease receivable of the lessor for $126.8 million, which is recorded as an investment in lease receivable on our consolidated balance sheet. This purchase may be credited against the residual value guarantee if we purchase the properties or repaid from the sale proceeds if the properties are sold to third parties. Under the agreement for the East and West towers, we have the option to purchase the buildings at any time during the lease term for the lease balance, which is approximately $143.2 million. The residual value guarantee under this obligation is $126.8 million.

        These two leases are both subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessors quarterly. As of March 4, 2005, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term (for the East and West towers lease only), purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount.

Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

        The lease agreements for our corporate headquarters provide for residual value guarantees. Under FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for

Guarantees, Including Indirect Guarantees of Indebtedness of Others," the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we have recognized a $5.2 million liability related to the East and West towers lease that was extended in August 2004. This liability is recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the lease. As of March 4, 2005, the unamortized portion of the fair value of the residual value guarantee remaining in other long-term liabilities and prepaid rent was $4.6 million.

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

        We have commitments to make certain milestone and/or retention payments typically entered into in conjunction with various acquisitions, for which we have made accruals in our consolidated financial statements. In connection with certain acquisitions and purchases of technology assets during fiscal 2003 and 2004, we entered into employee retention agreements and are required to make payments upon satisfaction of certain conditions in the agreements. These costs are being amortized over the retention period to compensation expense. As of March 4, 2005, we have $1.2 million remaining to be paid under our retention agreements.

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

Legal Proceedings

        On September 5, 2002, Agfa Monotype Corporation ("AMT") and its subsidiary, International Typeface Corporation ("ITC"), filed suit against Adobe in the U.S. District Court, Eastern District of Illinois, asserting that Adobe's distribution of the superseded 5.0 version of Adobe Acrobat violated the

Digital Millennium Copyright Act. In January 2005, the court granted Adobe's motion for summary judgment.

        On November 13, 2002, ITC filed suit against Adobe in the United States District Court for the Eastern District of Illinois, asserting that Adobe breached its contract with ITC and that ITC, not Adobe, owns the copyrights in font software created by Adobe which generates ITC typefaces. In April 2005, the parties resolved this matter.

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

        From time to time, in addition to those identified above, Adobe is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against Adobe. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such contingencies.

NOTE 11. FINANCIAL INSTRUMENTS

        In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

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

        We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the quarter ended March 4, 2005, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

        The critical terms of the cash flow hedging instruments are the same as the underlying forecasted transactions. The changes in fair value of the derivatives are intended to offset changes in the expected cash flows from the forecasted transactions. We record any ineffective portion of the hedging instruments in other income (loss) on the consolidated statement of income. The time value of purchased derivative instruments, including premium costs on option contracts, is deemed to be ineffective and is recorded in other income (loss) over the life of the contract.

Gain (Loss) on Hedges of Forecasted Transactions:

	Other Accumulated Comprehensive Income
Balance Sheet	March 4, 2005	December 3, 2004
Recognized but Unrealized—Open Transactions:
Net unrealized gain remaining in other accumulated comprehensive income	$31	$—

	Three Months Ended
	March 4, 2005		March 5, 2004
Income Statement	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Realized—Closed Transactions:
Net realized loss reclassified from other comprehensive income to revenue	$—	$—	$(1,355)	$—
Net realized loss from the cost of purchased options and from any ineffective portion of hedges	—	(2,363)	—	(1,703)
Recognized but Unrealized—Open Transactions:
Net unrealized gain (loss) from time value degradation and any ineffective portion of hedges	—	2,036	—	(307)

	$—	$(327)	$(1,355)	$(2,010)

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At March 4, 2005, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

        Net gains in other income relating to balance sheet hedging for the three months ended March 4, 2005 and March 5, 2004 were as follows:

	2005	2004
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	$(831)	$5,581
Net unrealized loss recognized in other income	(1,386)	(2,359)

	(2,217)	3,222

Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized loss recognized in other income	(448)	(11,695)
Net unrealized gain recognized in other income	3,313	8,699

	2,865	(2,996)

Net gain recognized in other income	$648	$226

NOTE 12. INDUSTRY SEGMENTS

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

	Digital Imaging and Video	Creative Professional	Intelligent Documents	OEM PostScript and Other	Total
Quarter ended March 4, 2005
Revenue	$106,625	$160,692	$184,883	$20,682	$472,882
Cost of revenue	9,862	4,709	11,111	1,287	26,969

Gross profit	$96,763	$155,983	$173,772	$19,395	$445,913

Gross profit as a percentage of revenues	91%	97%	94%	94%	94%
Quarter ended March 5, 2004
Revenue	$113,517	$158,110	$130,291	$21,363	$423,281
Cost of revenue	9,276	5,451	8,334	1,121	24,182

Gross profit	$104,241	$152,659	$121,957	$20,242	$399,099

Gross profit as a percentage of revenues	92%	97%	94%	95%	94%

        A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the quarters ended March 4, 2005 and March 5, 2004 is as follows:

	2005	2004
Total gross profit from operating segments above	$445,913	$399,099
Total operating expenses(*)	275,201	235,837

Total operating income	170,712	163,262
Non-operating income	6,073	3,001

Income before income taxes	$176,785	$166,263

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

        In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans and investing activities, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Performance." You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for fiscal 2004 and the other Quarterly Reports on Form 10-Q to be filed by us in fiscal 2005. When used in this report, the words "expects," "could," "would," "may," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions, as well as statements regarding Adobe's focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

CRITICAL ACCOUNTING ESTIMATES

        In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and income taxes have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see the discussion in the section titled "Recent Accounting Pronouncements" below and Note 1 of our Notes to Condensed Consolidated Financial Statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the fourth quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in our Notes to Condensed Consolidated Financial Statements for the pro forma net income and net income per share amounts as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FAS 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004." See "Provision for Income Taxes" under "Results of Operations" and Note 6 in our Notes to Condensed Consolidated Financial Statements for further information regarding FAS 109-2.

        See Note 1 in our Notes to Condensed Consolidated Financial Statements for information regarding other recent accounting pronouncements.

RESULTS OF OPERATIONS

Overview of the Quarter Ended March 4, 2005

        During the first quarter of fiscal 2005, we continued to focus on delivering comprehensive technology platforms to our customers to drive revenue and earnings growth. In our Creative Professional business, our strategy of providing a complete design platform continued to resonate with our customers, resulting in record quarterly revenue for our Adobe Creative Suite products. Momentum with our individual CS products, specifically Photoshop CS, InDesign CS, and Illustrator CS, also continued in the quarter. In our Intelligent Documents business, we shipped our new Acrobat 7.0 family of products in the first quarter, which helped drive record Acrobat and Intelligent Document business segment revenue. Acrobat 7.0 has numerous new features to help drive increased adoption by users in enterprises, governments, and specialized vertical markets such as architecture, engineering and construction. We also achieved year-over-year growth in our Intelligent Document server-based business.

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

        The first quarter of fiscal 2005 was 13 weeks in length as compared to 14 weeks in the first quarter of fiscal 2004 due to our 52/53 week fiscal year. The difference in the number of weeks each quarter should be a consideration when performing any comparative analysis between the quarters.

Revenue

	First Quarter
			Percent Change
	2005	2004
Product	$463.2	$415.8	11%
Percentage of total revenues	98%	98%
Services and support	9.7	7.5	29%
Percentage of total revenues	2%	2%

Total revenues	$472.9	$423.3	12%

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

Segment Information

	First Quarter
			Percent Change
	2005	2004
Digital Imaging and Video	$106.6	$113.5	(6)%
Percentage of total revenues	23%	27%
Creative Professional	160.7	158.1	2%
Percentage of total revenues	34%	37%
Intelligent Documents	184.9	130.3	42%
Percentage of total revenues	39%	31%
OEM PostScript and Other	20.7	21.4	(3)%
Percentage of total revenues	4%	5%

Total revenues	$472.9	$423.3	12%

        Revenue from our Digital Imaging and Video segment decreased during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 primarily due to product lifecycle timing.

        Overall revenue from our Creative Professional segment increased during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 primarily due to a 9% increase in revenues from our Adobe Creative Suite products. Revenue from our Adobe Creative Suite products increased due in part to the inclusion of the newly released Acrobat Professional product in our premium version of the Adobe Creative Suite. The increase in revenues from our Adobe Creative Suite products were partially offset by decreases in revenues in our illustration and business and technical page layout products due to product lifecycle timing.

        Revenue from our Intelligent Documents segment increased during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 primarily due to a 47% increase in revenues from the new release of version 7.0 of our Acrobat desktop family of products in the first quarter of fiscal 2005. Additionally revenue from our Intelligent Documents server-based products increased 14% due to increased licensing and services and support revenue.

        Revenue from our OEM PostScript and Other segment decreased during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 primarily due to a decline in pricing resulting from competition from clone PostScript technologies. Revenue from this segment has declined over the last few years and we expect this trend to continue, but if the decline significantly exceeds our expectations, it may harm our future results.

Geographical Information

	First Quarter
			Percent Change
	2005	2004
Americas	$218.0	$183.5	19%
Percentage of total revenues	46%	43%
EMEA	150.5	144.1	4%
Percentage of total revenues	32%	34%
Asia	104.4	95.7	9%
Percentage of total revenues	22%	23%

Total revenues	$472.9	$423.3	12%

        Revenues in each of the geographical segments increased during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 primarily due to the strength of our Intelligent Documents.

        Additionally, revenues in EMEA and Asia increased approximately $8.3 million and $3.0 million during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 due to the strength of the euro and the yen, respectively.

Platform Information

	First Quarter
	2005	2004
Windows	76%	71%
Macintosh	24%	29%

        We expect a growth trend towards the Windows platform over the long term due to our targeting of business users with our Intelligent Documents desktop products, where the majority of users run the Windows operating system.

Inventory Information

        At the end of the first quarter of fiscal 2005 our channel inventory position was within our global inventory policy which allows up to an estimated 4.5 weeks of anticipated product supply at our distributors.

        With regard to our product backlog, our experience is that the actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects. For example, prior to the finalization and release of new products, we may have significant levels of orders for new product releases. Our backlog of unfulfilled orders at the end of the first quarter of fiscal 2005, other than those associated with new product releases, those pending credit review and those due to the application of our global channel inventory policy, was approximately 4% of reported first quarter fiscal 2005 revenue. The comparable backlog at the end of fiscal 2004 was also approximately 4% of fourth quarter fiscal 2004 revenue.

Cost of Revenue

	First Quarter
			Percent Change
	2005	2004
Product	$21.9	$20.4	7%
Percentage of total revenues	5%	5%
Services and support	5.1	3.7	37%
Percentage of total revenues	1%	1%

Total cost of revenue	$27.0	$24.1	12%

        Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies and the costs associated with the manufacturing of our products.

        Cost of product revenue increased in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 due to an increase in excess and obsolete inventory expenses.

        Cost of services and support revenue is composed primarily of employee-related costs and related costs incurred to provide consulting services, training and product support.

        Cost of services and support revenue increased in the first quarter of fiscal 2005 as compared to the same period in the prior fiscal year due to costs associated with our Expert Support program that was implemented during the second quarter of fiscal 2004. Additionally, cost of services and support revenue increased due to compensation and related benefits and travel expenses as a result of higher headcount related to increases in services and support activities.

Operating Expenses

	First Quarter
			Percent Change
	2005	2004
Research and development	$86.7	$75.1	16%
Percentage of total revenues	18%	18%

        Research and development expenses consist of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

        Research and development expenses increased 6% during the first quarter of fiscal 2005 as compared to the same period in fiscal 2004 due to compensation and related benefits associated with headcount growth and higher incentive compensation. The remaining 10% increase in research and development expenses was due to various individually insignificant items.

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

	First Quarter
			Percent Change
	2005	2004
Sales and marketing	$147.4	$127.4	16%
Percentage of total revenues	31%	30%

        Sales and marketing expenses include salary and benefit expenses, sales commissions, travel expenses and related facilities costs for our sales, marketing, customer support, order management and global supply chain management personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs.

        Sales and marketing expenses increased 6% due to compensation and related benefits associated with headcount growth and higher incentive compensation. Sales and marketing expenses also increased 6% due to increased marketing spending related to overall marketing efforts to further increase revenues including the launch of Acrobat 7.0. The remaining 4% increase in sales and marketing expenses was due to various individually insignificant items.

	First Quarter
			Percent Change
	2005	2004
General and administrative	$41.1	$33.4	23%
Percentage of total revenues	9%	8%

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

        General and administrative expenses increased 3% due to compensation and related benefits associated with headcount growth and higher incentive compensation and increased 6% due to higher professional fees. General and administrative expenses also increased 7% in the first quarter of fiscal 2005 as the comparative period in fiscal 2004 included a reduction in bad debt expense as a result of a settlement of an account. The remaining 7% increase in general and administrative expenses was due to various individually insignificant items.

Non-operating Income

	First Quarter
			Percent Change
	2005	2004
Investment loss	$(1.5)	$(1.0)	51%
Percentage of total revenues	—%	—%
Interest and other income	7.6	4.0	89%
Percentage of total revenues	2%	1%

Total non-operating income	$6.1	$3.0	102%

  Investment Loss

        Investment loss consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and gains and losses of Adobe Ventures.

        The following table summarizes the net investment losses for the first quarters of fiscal 2005 and 2004:

	2005	2004
Net losses related to our investments in Adobe Ventures and cost method investments	$(1,908)	$(1,253)
Gains on stock warrants	354	222

Total investment loss	$(1,554)	$(1,031)

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

        Interest and other income increased during the first quarter of fiscal 2005 as compared to fiscal 2004 due to higher interest income and lower foreign currency hedging expense.

Provision for Income Taxes

	First Quarter
			Percent Change
	2005	2004
Provision for income taxes	$24.9	$43.2	(42)%
Percentage of total revenues	5%	10%
Effective tax rate	14%	26%

        Our effective tax rate decreased in the first quarter of fiscal 2005 as compared to the same period last year due to the planned repatriation of certain foreign earnings under the American Jobs Creation Act of 2004. The net tax benefit, which includes a reversal for taxes on foreign earnings for which a deferred tax liability had been previously accrued, was approximately 11%.

        Absent the repatriation effect, Adobe's effective tax rate for the first quarter of fiscal 2005 would have been 25%. The decrease in the effective tax rate as compared to the same period last year is due to higher international profits which are taxed at a lower overall tax rate.

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

        The end markets for our software products are intensely and increasingly competitive, and are significantly affected by product introductions and market activities of industry competitors. Microsoft has an electronic form tool called InfoPath included as part of its latest professional Office product that competes with certain aspects of our Intelligent Documents product line. Given Microsoft's market dominance, InfoPath, or any new competitive Microsoft product or technology that is bundled as part of its Office product or operating system, could harm our overall Intelligent Documents market opportunity. In addition, Microsoft is developing the next generation of its Windows operating system, codenamed Longhorn. It is anticipated that Microsoft will add new electronic document capabilities to Longhorn, providing additional competition to our Intelligent Documents products and solutions. Also, some enterprise vendors provide intelligent document capabilities that could directly or indirectly compete with our Intelligent Documents products. Additionally, content creation/management tools that use other formats for electronic document distribution provide alternate solutions to customers, and indirectly compete with Adobe's Intelligent Documents products and the use of Adobe PDF. We also are seeing an increase in competition from clone PDF products marketed by other companies. Other competitors, including Microsoft, Apple, Avid and Google, may increase their presence in the digital imaging and digital video markets. We also face competition from certain Open Source products. Additionally, many digital camera manufacturers are bundling their own or our competitors' digital imaging and video software products with their digital camera products. If these competing products achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations.

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

Changes in, or interpretations of, accounting principles, such as expensing of stock options, could result in unfavorable accounting charges.

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission (the "SEC") and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:

  •
  software revenue recognition

  •
  accounting for share-based payments

  •
  accounting for income taxes

  •
  accounting for business combinations and related goodwill

        In particular, the FASB recently issued SFAS 123R which we believe will have a significant adverse effect on our reported financial results and may impact the way in which we conduct our business.

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

        All stock option grants to current executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors. All members of the Executive

Compensation Committee are independent directors, as defined in the current and proposed rules applicable to issuers traded on the Nasdaq Stock Market. See the "Report of the Executive Compensation Committee" appearing in the Company's 2005 Proxy Statement for further information concerning the policies and procedures, of the Company and the Executive Compensation Committee, regarding the use of stock options.

        On March 16, 2005 our Board of Directors approved a two-for-one stock split, in the form of a stock dividend, of our common stock payable on May 23, 2005 for stockholders of record as of May 2, 2005. The share and per share data below have not been adjusted to give effect to this stock split.

Distribution and Dilutive Effect of Options

        The table below provides information about stock options granted to our Chief Executive Officer and our four other most highly compensated executive officers, as identified in our 2005 Proxy Statement. This group is referred to as the Named Executive Officers. Please refer to the section headed "Stock Option Exercises and Option Holdings" below for the Named Executive Officers.

        Options granted to employees, directors and Named Executive Officers for the first quarter of fiscal 2005 and for fiscal year 2004 are summarized as follows:

	2005		2004
Net grants(†) during the period as % of outstanding shares	*	%	4%
Net grants to Named Executive Officers during the period as % of total options granted	28%		9%
Net grants to Named Executive Officers during the period as % of outstanding shares	*	%	* %
Cumulative options held by Named Executive Officers as % of total options outstanding	14%		16%

(†)
"Net grants" equals the sum of the number of shares subject to options granted to all employees, directors and Named Executive Officers during the specified period reduced by the number of shares subject to options which were canceled or otherwise terminated during such period. Net grants during fiscal 2004 reflect the new options granted in exchange for options cancelled under our stock option exchange program in fiscal 2003. Net grants as a percentage of outstanding shares are based on 243.4 million shares and 242.2 million shares of our common stock outstanding as of March 4, 2005 and December 3, 2004, respectively.

(*)
Less than 1%.

General Option Information

        The following table sets forth the summary of option activity under our stock option program:

	Three Months Ended March 4, 2005			Year Ended December 3, 2004
	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Beginning of period	8,353,584	38,266,316	$37.04	12,953,370	42,469,653	$32.80
Granted	(717,890)	717,890	60.23	(10,379,755)	10,379,755	42.13
Exercised	—	(3,558,140)	30.60	—	(13,293,864)	27.10
Canceled	365,946	(365,946)	38.04	1,289,228	(1,289,228)	40.91
Expired	(112,500)	—	—	(9,259)	—	—
Increased authorization	—	—	—	4,500,000	—	—

End of period	7,889,140	35,060,120	$38.16	8,353,584	38,266,316	$37.04

        The following table sets forth a comparison as of March 4, 2005, of the number of shares subject to outstanding options with exercise prices at or below the closing price of our common stock on March 4,

2005 ("In-the-Money" options) to the number of shares subject to outstanding options with exercise prices greater than the closing price of our common stock on such date ("Out-of-the-Money" options):

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money*	18,234,054	13,774,927	32,008,981	91%
Out-of-the-Money	3,051,139	—	3,051,139	9%

Total Options Outstanding	21,285,193	13,774,927	35,060,120	100%

*
The closing price of our common stock was $63.77 on March 4, 2005, as reported by the Nasdaq National Market.

Named Executive Officer Option Grants

        During the first quarter of fiscal 2005, we granted stock options to one of the Named Executive Officers. The following table sets forth information regarding stock options granted during the three months ended March 4, 2005. All options were granted with an exercise price equal to the closing price of our common stock on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with exercise. These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term of seven years. The assumed 5% and 10% rates of stock price appreciation are provided for purposes of illustration only and do not represent our estimate or projection of the future price of our common stock.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
(In actual dollars)
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees(†) Year-to-Date
Name			Exercise Price	Expiration Date
					5%	10%
Shantanu Narayen	200,000	28%	$58.23	1/14/2012	$4,741,092	$11,048,759

(†)
Based on approximately 0.7 million shares subject to options granted to employees under our option plans during fiscal 2005.

Stock Option Exercises and Option Holdings

        The following table shows stock options exercised by the Named Executive Officers in the first quarter of fiscal 2005, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of March 4, 2005, is shown. Also reported are the values for "In-the-Money" options. The dollar amounts shown in the "In-the-Money" column represent the positive spread between the exercise price of any such existing stock options and closing price as of March 4, 2005 of our common stock.

			Number of Securities Underlying Unexercised Options at March 4, 2005
					Value of Unexercised In-the-Money Options at March 4, 2005(2)
(In actual dollars)	Number of Shares Acquired Upon Exercise
Name		Value Realized Upon Exercise(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce R. Chizen	300,000	$10,556,398	1,590,739	768,752	$18,597,585	$20,988,450
Shantanu Narayen	200,000	6,394,250	659,049	537,501	6,386,961	11,134,787
Murray J. Demo	104,544	2,809,328	616,667	312,502	3,176,919	9,521,325
Jim Stephens	215,300	1,682,462	150,000	212,502	932,500	6,218,325
James Heeger(3)	150,000	3,998,615	187,500	—	5,183,250	—

(1)
The "value realized" represents the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. See related Section 16 filings for detailed information on dispositions of shares.

(2)
The closing price of our common stock was $63.77 on March 4, 2005, as reported by the Nasdaq National Market.

(3)
James Heeger resigned from Adobe during the first quarter of fiscal 2005.

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans as of March 4, 2005:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	35,060,120	$38.16	22,599,065*

*
Includes 2.7 million shares and 12.0 million shares which are reserved for issuance under the 1994 Performance and Restricted Stock Plan and the 1997 Employee Stock Purchase Plan as of March 4, 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	March 4, 2005	December 3, 2004	Percent Change
Cash, cash equivalents and short-term investments	$1,467.1	$1,313.3	12%
Working capital	$1,215.8	$1,099.6	11%
Stockholders' equity	$1,624.6	$1,423.5	14%

        Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is detailed below.

        In 2005, we reclassified all auction rate securities and variable rate demand obligations to short-term investments pursuant to the recent interpretation of SFAS 95 relating to the definition of cash equivalents. This interpretation and subsequent reclassification has resulted in a presentation of our consolidated balance sheet that may not reflect the true liquidity of our bond portfolios. As of March 4, 2005, $119.2 million of the bonds now classified as short-term investments have structural features that will allow us the opportunity to put back the bonds at par within 90 days and thus retain the same liquidity characteristics as cash equivalents.

        Net cash provided by operating activities in the first quarter of fiscal 2005 of $164.1 million, primarily comprised net income, net of non-cash related expenses. The primary working capital source of cash was an increase in income taxes payable due to an increase in tax liabilities related to the planned repatriation of certain foreign earnings. Working capital uses of cash included an increase in other assets and a decrease in accrued expenses. Other assets increased primarily due to an increase in prepaid expenses and accrued expenses decreased primarily due to compensation costs.

        Net cash used for investing activities in the first quarter of fiscal 2005 of $227.5 million increased from $151.3 million net cash used in the first quarter of fiscal 2004, primarily due to higher net purchases of short-term investments in fiscal 2005. Additionally, during the first quarter of fiscal 2005 we paid cash for the acquisition of OKYZ. We expect to continue to invest in short-term investments and purchase additional property and equipment to support our growth.

        Net cash provided for financing activities in the first quarter of fiscal 2005 of $22.9 million increased from the $18.2 million cash used in the first quarter of fiscal 2004 due to a higher number of options being exercised as well as a higher option exercise price. Cash provided during the first quarter of fiscal 2005 was partially offset by repurchases of stock. Cash used for stock repurchases during fiscal 2005 increased from the prior year due to a higher average cost per share, a higher number of shares being repurchased, and remaining prepayments related to stock repurchase agreements.

        We have paid cash dividends on our common stock each quarter since the second quarter of 1988. Adobe's Board of Directors declared a cash dividend on our common stock of $0.0125 per common share for the first quarter of fiscal 2005. Under the terms of our lease agreements for our San Jose headquarters, we are not prohibited from paying cash dividends unless an event of default occurs. On March 16, 2005 our Board of Directors approved a two-for-one stock split, in the form of a stock dividend, of our common stock payable on May 23, 2005 for stockholders of record as of May 2, 2005. We will discontinue our quarterly dividend after the payment of the dividend for the first quarter of fiscal 2005. We intend to use the cash used to pay the quarterly dividend for our ongoing stock repurchase programs.

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

        Adobe uses professional investment management firms to manage most of our invested cash. External investment firms actively managed 89% of Adobe's invested balances during the first quarter of 2005. The fixed income portfolio is primarily invested in municipal bonds within the U.S. and in highly rated corporate and sovereign obligations outside of the U.S. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes. All investments are made according to guidelines and within compliance of policies approved by the Board of Directors.

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

        Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. Refer to Part II, Item 2(c) in this filing for share repurchases during the quarter ended March 4, 2005.

        During the first quarter of fiscal 2005, we entered into several stock purchase agreements with large financial institutions. Under these agreements, we provided the financial institutions with up-front payments totaling $100.0 million. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of our shares based on the volume weighted average price during such intervals less a specified discount. Upon payment, the $100.0 million was classified as treasury stock on our balance sheet. In fiscal 2004, we entered into $350 million in structured stock agreements under similar terms & conditions. As of March 4, 2005, approximately $47.2 million of the up-front payments remained under the agreements. All outstanding structured repurchase contracts will expire on or before June 21, 2005.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        Our principal commitments as of March 4, 2005 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 10 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

  Lease Commitments

        The two lease agreements discussed in Note 10 of our Notes to Condensed Consolidated Financial Statements are subject to standard financial covenants. As of March 4, 2005, we were in compliance with all of our financial covenants. We expect to remain within compliance in the next 12 months. We are comfortable with these limitations and believe they will not impact our cash or credit in the coming year or restrict our ability to execute our business plan. See Note 10 of our Notes to Condensed Consolidated Financial Statements for further information regarding our leases.

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

        We have commitments to make certain milestone and/or retention payments typically entered into in conjunction with various acquisitions, for which we have made accruals in our consolidated financial statements. In connection with certain acquisitions and purchases of technology assets during fiscal 2003 and 2004, we entered into employee retention agreements and are required to make payments upon satisfaction of certain conditions in the agreements. These costs are being amortized over the retention period to compensation expense. As of March 4, 2005, we have $1.2 million remaining to be paid under our retention agreements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In comparison with what we disclosed in our Annual Report on Form 10-K for fiscal 2004, we believe that there have been no significant changes in our market risk exposures for the quarter ended March 4, 2005.

ITEM 4. CONTROLS AND PROCEDURES

        Based on their evaluation as of March 4, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and Form 10-Q.

        There were no changes in our internal controls over financial reporting during the quarter ended March 4, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On September 5, 2002, AMT and its subsidiary, ITC, filed suit against Adobe in the U.S. District Court, Eastern District of Illinois, asserting that Adobe's distribution of the superseded 5.0 version of Adobe Acrobat violated the Digital Millennium Copyright Act. In January 2005, the court granted Adobe's motion for summary judgment.

        On November 13, 2002, ITC filed suit against Adobe in the United States District Court for the Eastern District of Illinois, asserting that Adobe breached its contract with ITC and that ITC, not Adobe, owns the copyrights in font software created by Adobe which generates ITC typefaces. In April 2005, the parties resolved this matter.

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

        From time to time, in addition to those identified above, Adobe is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against Adobe. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such contingencies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Below is a summary of stock repurchases for the quarter ended March 4, 2005. See Note 7 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plans.

Plan/Period	Shares Repurchased(1)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be repurchased as of December 3, 2004			28,261,654
December 4 - December 31, 2004
From employees(2)	23	$60.45
Open market	499,762	57.77
January 1 - January 28, 2005
From employees(2)	141	57.35
Open market	1,822,476	59.57
January 29 - March 4, 2005
From employees(2)	403	64.00
Open market	748,878	57.50
Adjustments to repurchase authority for net dilution	—		3,776,361	(3)

Total shares repurchased	3,071,683		(3,071,683)

Ending shares available to be repurchased as of March 4, 2005			28,966,332	(4)

(1)
All shares were purchased as part of publicly announced plans.

(2)
The repurchases from employees represent shares canceled when surrendered in lieu of cash payments for the option exercise price or withholding taxes due.

(3)
Adjustment of authority to reflect underwater options which are no longer dilutive as well as increased dilution from share issuance.

(4)
The remaining authorization for the ongoing stock repurchase plan is determined by combining all stock issuances, net of any canceled, surrendered or exchanged shares less all stock repurchases under the ongoing plan, beginning in the first quarter of fiscal 1998.

ITEM 5. OTHER INFORMATION

        As disclosed in Part II, Item 6 titled "Selected Financial Data" of our Annual Report on Form 10-K for the year ended December 3, 2004, we had 3,848 worldwide employees as of December 3, 2004. We also disclosed in Part I, Item 1 titled "Business—Employees" of this Annual Report that as of January 25, 2005, we employed 3,142 people. This was a typographical error and as of January 25, 2005 we actually employed 3,944 people.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Bylaws as currently in effect	10-K	2/26/03	3.2
3.2	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
4.1	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6
10.2	Amended 1994 Performance and Restricted Stock Plan*	10-Q	5/29/98	10.24.2
10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-Q	10/7/04	10.7
10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40
10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.6	1996 Outside Directors' Stock Option Plan, as amended*	DEF 14A	3/14/05	Appendix B
10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37
10.10	2003 Equity Incentive Plan, as amended*	DEF 14A	3/14/05	Appendix A
10.11	Forms of Stock Option and Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan	10-Q	10/7/04	10.11
10.12	Form of Indemnity Agreement*	10-Q	5/30/97	10.25.1
10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14
10.15	Lease agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.16	Participation agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.17	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80
10.18	Amendment No.1 to Lease Agreement between Adobe and Selco Services Corporation	10-K	2/26/03	10.81

10.19	Adobe Systems Incorporated 2004 Annual Executive Incentive Plan*	8-K	1/13/05	10.1
10.20	Adobe Systems Incorporated 2005 Annual Executive Incentive Plan*	8-K	1/13/05	10.2
10.21	Description of Director Compensation*	10-K	2/2/05	10.21
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934(†)				X
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934(†)				X

*
Compensatory plan or arrangement

(†)
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

Date: April 12, 2005

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
FACTORS THAT MAY AFFECT FUTURE PERFORMANCE
EMPLOYEE AND DIRECTOR STOCK OPTIONS
LIQUIDITY AND CAPITAL RESOURCES
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURE
SUMMARY OF TRADEMARKS