Form 10-Q
period 2005-06-03
ADOBE SYSTEMS INC
filed 2005-07-07
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 3, 2005

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

        The number of shares outstanding of the registrant's common stock as of July 1, 2005 was 491,589,571.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 3, 2005	December 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$253,302	$259,061
Short-term investments	1,437,264	1,054,160
Trade receivables, net	172,173	141,945
Other receivables	36,466	25,495
Deferred income taxes	56,513	51,751
Prepaid expenses and other current assets	43,850	18,617

Total current assets	1,999,568	1,551,029
Property and equipment, net	98,934	99,675
Goodwill	119,082	110,287
Purchased and other intangibles, net	17,108	15,513
Investment in lease receivable	126,800	126,800
Other assets	59,724	55,328

	$2,421,216	$1,958,632

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$38,717	$43,192
Accrued expenses	215,755	202,762
Income taxes payable	202,419	145,913
Deferred revenue	61,033	59,541

Total current liabilities	517,924	451,408
Other long-term liabilities	4,767	4,838
Deferred income taxes	28,622	78,909
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value	29,600	29,576
Additional paid-in-capital	1,264,712	1,164,643
Retained earnings	2,537,399	2,238,807
Accumulated other comprehensive income (loss)	523	(2,289)
Treasury stock, at cost (101,696 and 107,154 shares in 2005 and 2004, respectively), net of re-issuances	(1,962,331)	(2,007,260)

Stockholders' equity	1,869,903	1,423,477

	$2,421,216	$1,958,632

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 3, 2005	June 4, 2004	June 3, 2005	June 4, 2004
Revenue:
Products	$485,620	$402,553	$948,767	$818,305
Services and support	10,409	7,532	20,144	15,061

Total revenue	496,029	410,085	968,911	833,366

Total cost of revenue:
Products	21,774	23,206	43,629	43,650
Services and support	5,660	4,049	10,774	7,787

Total cost of revenue	27,434	27,255	54,403	51,437

Gross profit	468,595	382,830	914,508	781,929
Operating expenses:
Research and development	89,409	76,053	176,095	151,124
Sales and marketing	154,963	130,561	302,346	257,915
General and administrative	42,019	34,377	83,151	67,789

Total operating expenses	286,391	240,991	561,592	476,828

Operating income	182,204	141,839	352,916	305,101
Non-operating income:
Investment gain (loss)	(2,701)	873	(4,255)	(158)
Interest and other income, net	8,305	5,127	15,932	9,159

Total non-operating income	5,604	6,000	11,677	9,001

Income before income taxes	187,808	147,839	364,593	314,102
Provision for income taxes	38,030	38,438	62,921	81,666

Net income	$149,778	$109,401	$301,672	$232,436

Basic net income per share	$0.31	$0.23	$0.62	$0.49

Shares used in computing basic net income per share	488,765	477,238	487,610	477,154

Diluted net income per share	$0.29	$0.22	$0.59	$0.47

Shares used in computing diluted net income per share	508,156	493,946	507,851	493,186

Cash dividends declared per share	$—	$0.00625	$0.00625	$0.01250

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 3, 2005	June 4, 2004
Cash flows from operating activities:
Net income	$301,672	$232,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,082	28,179
Stock compensation expense	181	247
Deferred income taxes	(55,449)	38,199
Recovery of losses on receivables	(229)	(2,342)
Tax benefit from employee stock option plans	47,542	18,427
Net gains (losses) on sales and impairments of investments	4,255	(398)
Changes in operating assets and liabilities:
Receivables	(40,059)	33,264
Other current assets	(19,067)	(2,515)
Trade and other payables	(4,781)	(4,304)
Accrued expenses	12,934	31,324
Income taxes payable	56,506	(39,236)
Deferred revenue	1,492	(820)

Net cash provided by operating activities	335,079	332,461

Cash flows from investing activities:
Purchases of short-term investments	(1,130,389)	(958,447)
Maturities of short-term investments	102,410	39,988
Sales of short-term investments	643,064	765,437
Acquisitions of property and equipment	(20,636)	(26,935)
Purchases of long-term investments and other assets	(16,884)	(11,070)
Cash paid for acquisitions, net of cash received	(9,541)	(15,545)
Proceeds from sale of equity securities	157	3,145

Net cash used for investing activities	(431,819)	(203,427)

Cash flows from financing activities:
Purchases of treasury stock	(100,046)	(185,983)
Proceeds from issuance of treasury stock	197,321	105,713
Payment of dividends	(3,044)	(5,969)

Net cash provided by (used for) financing activities	94,231	(86,239)

Effect of foreign currency exchange rates on cash and cash equivalents	(3,250)	(153)

Net increase (decrease) in cash and cash equivalents	(5,759)	42,642
Cash and cash equivalents at beginning of period	259,061	126,522

Cash and cash equivalents at end of period	$253,302	$169,164

Supplemental disclosures:
Cash paid during the period for income taxes	$8,010	$71,403

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying condensed consolidated financial statements include those of Adobe Systems Incorporated ("Adobe") and our subsidiaries, after elimination of all intercompany accounts and transactions. Adobe has prepared the accompanying interim condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 3, 2004. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets, condensed consolidated statements of income and cash flows for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. The Condensed Consolidated Balance Sheet as of December 3, 2004 is derived from the December 3, 2004 audited consolidated financial statements. You should read these interim condensed consolidated financial statements in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 3, 2004.

        Our fiscal year is a 52/53-week year. As a result, the six months ended June 4, 2004 had an additional week as compared to the six months ended June 3, 2005.

Reclassification

        Certain amounts in fiscal 2004 as reported on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation. We reclassified $117.1 million in auction rate securities and variable rate demand obligations from cash and cash equivalents to short-term investments in the December 3, 2004, Condensed Consolidated Balance Sheet. The reclassification to short-term investments is based on the latest interpretation of cash equivalents pursuant to Statement of Financial Accounting Standards No. 95 ("SFAS 95"), "Statement of Cash Flows."

Stock Dividend

        On March 16, 2005, our Board of Directors approved a two-for-one stock split, in the form of a stock dividend, of our common stock payable on May 23, 2005 to stockholders of record as of May 2, 2005. Share and per share data, for all periods presented, have been adjusted to give effect to this stock split.

Revenue Recognition

        Our revenue is derived from the licensing of desktop and server-based application software products, professional services, and maintenance and support. We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable.

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

        Our professional services revenue is recognized using the proportionate performance method and is measured monthly based on input measures, such as on hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones when applicable. Our maintenance and support offerings, which entitle customers to receive product upgrades and enhancements or technical support, depending on the offering, are recognized ratably over the term of the arrangement.

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

Stock-Based Incentive Compensation

        We account for our stock option plans and our employee stock purchase plan using the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The following table sets forth the pro forma amounts of net income and net income per share, for the three and six months ended June 3, 2005 and June 4, 2004, that would have resulted if we accounted for our employee stock plans under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Net income:
As reported	$149,778	$109,401	$301,672	$232,436
Add: Stock-based compensation expense for employees included in reported net income, net of related tax effects	68	41	118	161
Less: Total stock-based compensation expense for employees determined under the fair value based method, net of related tax effects	(21,946)	(22,236)	(45,011)	(56,379)

Pro forma	$127,900	$87,206	$256,779	$176,218

Basic net income per share:
As reported	$0.31	$0.23	$0.62	$0.49
Pro forma	$0.26	$0.19	$0.53	$0.37
Diluted net income per share:
As reported	$0.29	$0.22	$0.59	$0.47
Pro forma	$0.25	$0.18	$0.51	$0.36

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

        For purposes of determining expected volatility, we consider implied volatility in market-traded options on our common stock as well as third party volatility quotes. In addition, we consider historical volatility. We will continue to monitor these and other relevant factors used to measure expected volatility for future option grants.

        The assumptions used to value the option grants for the three and six months ended June 3, 2005 and June 4, 2004 are as follows:

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Expected life (in years)	3.0	2.5	3.0	2.5
Volatility	32%	37%	30—32%	37—40%
Risk free interest rate	3.81%	2.57—3.11%	3.38—3.81%	2.18—3.11%
Dividend yield	—	0.125%	—	0.125%

        The assumptions used to value the purchase rights for the three and six months ended June 3, 2005 and June 4, 2004 are as follows:

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Expected life (in years)	1.25	1.24	1.25	1.24
Volatility	32%	37%	32%	37—40%
Risk free interest rate	3.03%	1.24—1.76%	3.03%	1.24—1.76%
Dividend yield	—	0.125%	—	0.125%

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

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 123—revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaced SFAS 123 and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. SFAS 123R allows either the modified prospective or the modified retrospective method as the method of transition. Under the modified prospective method, compensation cost is recognized beginning with the effective date of adoption (i) for all share-based payments granted after the effective date of adoption and (ii) for all stock options and restricted stock granted prior to the effective date of adoption and that remain unvested on the date of adoption. Under the modified retrospective method, prior periods may be restated for all periods presented.

        In April 2005, the Securities and Exchange Commission (the "SEC") announced that the accounting provisions of SFAS 123R are effective at the beginning of a company's next fiscal year that begins after June 15, 2005. We are now required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See "Stock-Based Incentive Compensation" above for the pro forma net income and net income per share amounts, for the three and six months ended June 3, 2005 and June 4, 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined the transition method or whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

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

NOTE 2. ACQUISITIONS

        On April 17, 2005, we entered into a definitive agreement to acquire Macromedia, Inc. ("Macromedia") in an all-stock transaction valued at approximately $3.4 billion. Under the terms of the agreement, which has been approved by both boards of directors, Macromedia stockholders will receive, at a fixed exchange ratio, 1.38 shares of Adobe common stock for every share of Macromedia common stock in a tax-free exchange. This fixed exchange ratio gives effect to the two-for-one stock split in the form of a stock dividend paid on May 23, 2005 to the stockholders of Adobe. The estimated purchase price for the acquisition, of $3.4 billion, includes the estimated fair value of Adobe common stock issued, stock options and restricted stock assumed, as well as estimated direct transaction costs. We derived this estimate using an average market price per share of Adobe common stock of $29.43, which was based on an average of the closing prices for a range of trading days (April 14, 2005 through April 20, 2005) around the announcement date (April 18, 2005) of the proposed transaction. The final purchase price will be determined based upon the number of Macromedia shares and options outstanding at the closing date. The acquisition, which is expected to close in Fall 2005, is subject to customary closing conditions, including approval by the stockholders of both companies and regulatory approvals.

        On May 3, 2004, we acquired Q-Link Technologies, Inc ("Q-Link"), a privately held company, for $15.9 million in cash. In connection with the acquisition, $14.3 million of the purchase price was allocated to goodwill. Additionally, we acquired $1.4 million in purchased technology which is being amortized, using the straight-line method, over its estimated useful life of three years. We integrated Q-Link's Java-based workflow technology with our Intelligent Documents platform to enable customers to integrate document process management with core applications.

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES

        Below is our goodwill reported by segment as of June 3, 2005 and December 3, 2004:

	2005	2004
Digital Imaging and Video	$14,112	$14,112
Creative Professional	4,650	4,650
Intelligent Documents	100,320	91,525

Total goodwill	$119,082	$110,287

        During fiscal 2005, our goodwill increased due to the acquisition of OKYZ S.A. ("OKYZ"). OKYZ provides three dimensional technology and expertise to our Intelligent Documents platform.

        In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we review our goodwill periodically for impairment. We completed our annual goodwill impairment test during the second quarter of fiscal 2005 and determined that the carrying amount of goodwill was not impaired.

        Purchased and other intangible assets, subject to amortization, were as follows as of June 3, 2005:

	Cost	Accumulated Amortization	Net
Purchased technology	$23,035	$(13,564)	$9,471

Localization	11,143	(3,843)	7,300
Trademarks	225	(73)	152
Other intangibles	301	(116)	185

Total other intangible assets	11,669	(4,032)	7,637

Total purchased and other intangible assets	$34,704	$(17,596)	$17,108

        Purchased and other intangible assets, subject to amortization, were as follows as of December 3, 2004:

	Cost	Accumulated Amortization	Net
Purchased technology	$41,009	$(29,266)	$11,743

Localization	10,404	(7,109)	3,295
Trademarks	300	(133)	167
Other intangibles	1,105	(797)	308

Total other intangible assets	11,809	(8,039)	3,770

Total purchased and other intangible assets	$52,818	$(37,305)	$15,513

        Amortization expense related to purchased and other intangible assets was $4.6 million and $8.7 million for the three and six months ended June 3, 2005. Amortization expense related to purchased and other intangible assets was $4.5 million and $8.9 million for the three and six months ended June 4, 2004. As of June 3, 2005, we expect amortization expense in future periods to be as shown below:

Fiscal year	Purchased Technology	Other Intangible Assets
Remainder of 2005	$2,870	$5,654
2006	3,410	1,812
2007	1,921	43
2008	316	38
2009	316	18
2010	316	18
Thereafter	322	54

Total expected amortization expense	$9,471	$7,637

NOTE 4. OTHER ASSETS

        Other assets consisted of the following as of June 3, 2005 and December 3, 2004:

	2005	2004
Investments	$45,337	$41,382
Security deposits and other	6,747	5,768
Prepaid land lease	3,320	3,340
Prepaid rent	4,320	4,838

Total other assets	$59,724	$55,328

        We own limited partnership interests in Adobe Ventures which are consolidated in accordance with FASB Interpretation No. 46R a revision to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." The partnerships are controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        The following table summarizes the net realized gains and losses from our investments for the three and six months ended June 3, 2005 and June 4, 2004:

	Three Months		Six Months
	2005	2004	2005	2004
Net losses related to our investments in Adobe Ventures and cost method investments	$(1,917)	$(92)	$(3,824)	$(1,345)
Write-downs due to other-than-temporary declines in value of our marketable equity securities	(558)	—	(558)	—
Gains (losses) from sales of short-term investments	(58)	1,001	(58)	1,001
Gains (losses) on stock warrants	(168)	(36)	185	186

Total investment gain (loss)	$(2,701)	$873	$(4,255)	$(158)

NOTE 5. ACCRUED EXPENSES

        Accrued expenses consisted of the following as of June 3, 2005 and December 3, 2004:

	2005	2004
Compensation and benefits	$108,280	$98,108
Sales and marketing allowances	16,305	11,857
Other	91,170	92,797

Total accrued expenses	$215,755	$202,762

NOTE 6. INCOME TAXES

        During the first quarter of fiscal 2005, we completed our evaluation of the repatriation provisions of the AJCA. The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Although the AJCA contains a number of limitations related to the repatriation and some uncertainty remains on key elements of the provision, we made a determination for a planned repatriation of $555.0 million of certain foreign earnings, of which $500.0 million qualifies for the 85% dividends received deduction.

        In the first quarter of fiscal 2005, we recorded an estimated tax provision of $52.4 million for the repatriation of certain foreign earnings. Additionally, we recorded a reversal of $71.7 million for income taxes on certain foreign earnings for which a deferred tax liability had been previously accrued. As a result, a net income tax benefit of $19.3 million was recognized for the difference between income taxes previously provided on certain foreign earnings at the federal statutory tax rate and income taxes at the lower rate under the repatriation provisions of the AJCA. The estimated tax provision of $52.4 million for the repatriation of certain foreign earnings was based upon available U.S. Treasury Department guidance at that time.

        In May 2005, the U.S. Treasury Department issued the second in a series of clarifying guidance documents related to the repatriation provisions of the AJCA. Based upon this guidance, we have revised our estimated tax provision from $52.4 million to $43.5 million for the repatriation of certain foreign earnings. Thus, in the second quarter of fiscal 2005 tax provision of $38.0 million includes an additional tax benefit of $8.9 million for income taxes related to the repatriation of certain foreign earnings that was previously accrued during our first quarter.

        During the second quarter of fiscal 2005, the first installment of the repatriation of certain foreign earnings of $160.0 million was completed. The remaining repatriation will occur during the third and fourth quarters of fiscal 2005. At the time of repatriation, further adjustments could be required depending upon a number of factors, including required estimates of fiscal 2005 foreign earnings, 2005 foreign taxes, and statutory tax rates in effect at the time of the repatriation. We will invest these earnings pursuant to an approved Domestic Reinvestment Plan that conforms to the AJCA guidelines.

NOTE 7. STOCKHOLDERS' EQUITY

Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and from time to time enter into structured repurchase agreements with third parties.

        Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time.

        On April 17, 2005, the Board of Directors approved the use of $1.0 billion for stock repurchase commencing upon the close of the Macromedia acquisition.

        During the six months ended June 3, 2005, we continued to enter into several stock purchase agreements with large financial institutions. Under these agreements, we provided the financial institutions with up-front payments totaling $100.0 million. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of our shares based on the volume weighted average price during such intervals less a specified discount. Upon payment, the $100.0 million was classified as treasury stock on our balance sheet. As of June 3, 2005, no upfront payments remained under these agreements. As of December 3, 2004, approximately $127.7 million of up-front payments remained under the agreements.

        During the six months ended June 3, 2005, we repurchased 7.5 million shares at an average price of $30.36 through these structured repurchase agreements which included prepayments remaining from fiscal 2004, as described above. During the six months ended June 4, 2004, we repurchased 6.8 million shares at an average price of $20.11 through open market repurchases and 1.1 million shares at an average price of $21.06 through these structured repurchase agreements.

Stock Repurchase Program II—Additional Authorization above Dilution Coverage

        On September 25, 2002, our Board of Directors authorized a program to purchase up to an additional 10.0 million shares of our common stock over a three-year period, subject to certain business and cash flow requirements. We have not made any purchases under this 10.0 million share repurchase program. The authorization for this program will expire in September 2005.

NOTE 8. COMPREHENSIVE INCOME

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of other comprehensive income that we currently report are unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments. We also report gains and losses on derivative instruments qualifying as cash flow hedges such as (i) hedging a forecasted foreign currency transaction and (ii) the variability of cash flows to be received or paid related to a recognized asset or liability.

        The following table sets forth the components of comprehensive income, net of income tax expense, for the three and six months ended June 3, 2005 and June 4, 2004:

	Three Months		Six Months
	2005	2004	2005	2004
Net income	$149,778	$109,401	$301,672	$232,436
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for sale securities, net of taxes	(102)	(10,051)	98	(7,026)
Currency translation adjustments	(2,085)	(486)	(3,250)	(154)
Net gain in derivative instruments, net of taxes	5,933	535	5,964	3,759

Other comprehensive income (loss)	3,746	(10,002)	2,812	(3,421)

Total comprehensive income, net of taxes	$153,524	$99,399	$304,484	$229,015

NOTE 9. NET INCOME PER SHARE

        Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested restricted common stock and stock options using the treasury stock method.

        The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 3, 2005 and June 4, 2004:

	Three Months		Six Months
	2005	2004	2005	2004
Net income	$149,778	$109,401	$301,672	$232,436

Shares used to compute basic net income per share	488,765	477,238	487,610	477,154
Dilutive potential common shares:
Unvested restricted stock	41	18	41	18
Stock options	19,350	16,690	20,200	16,014

Shares used to compute diluted net income per share	508,156	493,946	507,851	493,186

Basic net income per share	$0.31	$0.23	$0.62	$0.49

Diluted net income per share	$0.29	$0.22	$0.59	$0.47

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

        In December 2003, upon completion of construction of the Almaden tower, we began a five year lease agreement. Under the agreement, we have the option to purchase the building at any time during the lease term for the lease balance, which is approximately $103.0 million. The maximum recourse amount ("residual value guarantee") under this obligation is $90.8 million.

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

        These two leases are both subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessors quarterly. As of June 3, 2005, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term (for the East and West towers lease only), purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount.

Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

        The lease agreements for our corporate headquarters provide for residual value guarantees. Under FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees,

Including Indirect Guarantees of Indebtedness of Others," the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we have recognized a $5.2 million liability related to the East and West towers lease that was extended in August 2004. This liability is recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the lease. As of June 3, 2005, the unamortized portion of the fair value of the residual value guarantee remaining in other long-term liabilities and prepaid rent was $4.3 million.

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

        We have commitments to make certain milestone and/or retention payments typically entered into in conjunction with various acquisitions, for which we have made accruals in our consolidated financial statements. In connection with certain acquisitions and purchases of technology assets, we entered into employee retention agreements and are required to make payments upon satisfaction of certain conditions in the agreements. These costs are being amortized over the retention period to compensation expense. As of June 3, 2005, we have $1.2 million remaining to be paid under our retention agreements.

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

Legal Actions

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

        On November 13, 2002, ITC filed suit against Adobe in the United States District Court for the Eastern District of Illinois, asserting that Adobe breached its contract with ITC and that ITC, not Adobe, owns the copyrights in font software created by Adobe which generates ITC typefaces. In April 2005, we resolved this matter and the matter above with AMT and ITC without any material effect on our financial statements.

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

        On June 13, 2005, a shareholder derivative action entitled "Steve Staehr, Derivatively on Behalf of Adobe Systems Incorporated v. Bruce R. Chizen, et. al.," was filed in the Superior Court of the State of California for the County of Santa Clara against Adobe's directors and naming Adobe as a nominal defendant. The complaint alleges that the defendants breached their fiduciary duties of loyalty and due care and caused Adobe to waste corporate assets by failing to renegotiate or terminate the acquisition agreement with Macromedia following the announcement by Macromedia that it would restate its financial results for the fiscal years ended March 31, 1999 through 2004 and by failing to conduct sufficient due diligence prior to entering into the acquisition agreement. The complaint seeks, among other things, unspecified monetary damages, attorneys' fees and certain forms of equitable relief, including preliminarily and permanently enjoining the consummation of the acquisition. Adobe has obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Adobe's bylaws and certificate of incorporation. Such obligations may apply to the lawsuit. Adobe's management believes that the allegations are without merit and intends to vigorously contest the action. However, there can be no assurance that the defendants will be successful in their defense. An unfavorable outcome in this lawsuit could prevent or delay the consummation of the acquisition, result in substantial costs to Adobe or both. We cannot estimate any possible loss at this time.

        In connection with our anti-piracy efforts, conducted both internally and through the Business Software Alliance, from time to time we undertake litigation against alleged copyright infringers. Such lawsuits may lead to counter-claims alleging improper use of litigation or violation of other local law and have recently increased in frequency, especially in Latin American countries. We believe we have valid defenses with respect to such counter-claims; however, it is possible that our consolidated financial position, cash flows or results of operations could be affected in any particular period by the resolution of one or more of these counter-claims.

        From time to time, in addition to those identified above, Adobe is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with U.S. generally accepted accounting principles, Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against Adobe. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such contingencies. No amount has been accrued as a loss is not considered probable or estimable.

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

        We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income on the consolidated statement of income at that time. For the three and six months ended June 3, 2005, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

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

Gain (Loss) on Hedges of Forecasted Transactions:

	Other Comprehensive Income (Loss)
Balance Sheet	June 3, 2005	December 3, 2004
Recognized but Unrealized—Open Transactions:
Unrealized net gain remaining in other comprehensive income (loss)	$5,964	$—

	Three Months Ended
	June 3, 2005		June 4, 2004
Income Statement	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Realized—Closed Transactions:
Realized net loss reclassified from other comprehensive income (loss) to revenue	$—	$—	$(214)	$—
Realized net loss from the cost of purchased options and gains or losses from any ineffective portion of hedges	—	(2,143)	—	(1,372)
Recognized but Unrealized—Open Transactions:
Unrealized net gain from time value degradation and any ineffective portion of hedges	—	646	—	214

	$—	$(1,497)	$(214)	$(1,158)

	Six Months Ended
	June 3, 2005		June 4, 2004
	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Realized—Closed Transactions:
Realized net loss reclassified from other comprehensive income (loss) to revenue	$—	$—	$(1,569)	$—
Realized net loss from the cost of purchased options and gains or losses from any ineffective portion of hedges	—	(4,506)	—	(3,075)
Recognized but Unrealized—Open Transactions:
Unrealized net gain (loss) from time value degradation and any ineffective portion of hedges	—	2,682	—	(93)

	$—	$(1,824)	$(1,569)	$(3,168)

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At June 3, 2005, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

        Net gains recognized in other income (loss) relating to balance sheet hedging for the three and six months ended June 3, 2005 and June 4, 2004 were as follows:

	Three Months		Six Months
	2005	2004	2005	2004
Gain (loss) on foreign currency assets and liabilities:
Net realized loss recognized in other income (loss)	$(4,623)	$(6,407)	$(5,454)	$(826)
Net unrealized gain (loss) recognized in other income (loss)	(992)	4,533	(2,379)	2,174

	(5,615)	(1,874)	(7,833)	1,348

Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income (loss)	3,012	5,742	2,565	(5,952)
Net unrealized gain (loss) recognized in other income (loss)	2,828	(3,570)	6,141	5,129

	5,840	2,172	8,706	(823)

Net gain recognized in other income (loss)	$225	$298	$873	$525

Fair Value Hedges—Hedging of Foreign Currency Denominated Available for Sale Securities

        During fiscal 2004, a portion of our investment portfolio was invested in euro denominated securities. In order to mitigate the currency risk of those euro denominated securities, we entered into forward currency contracts designated as fair value hedges. During fiscal 2005, we did not enter into any fair value hedges of euro denominated securities.

        Net gains recognized in other income (loss) relating to fair value hedges for the three and six months ended June 4, 2004 were as follows:

	Three Months	Six Months
Gain (loss) on foreign currency assets and liabilities:
Net realized gain recognized in other income (loss)	$1,935	$1,935
Net unrealized loss recognized in other income (loss)	(180)	(180)

	1,755	1,755

Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain recognized in other income (loss)	3,343	3,343
Net unrealized loss recognized in other income (loss)	(5,145)	(5,145)

	(1,802)	(1,802)

Net loss recognized in other income (loss)	$(47)	$(47)

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

	Digital Imaging and Video	Creative Professional	Intelligent Documents	OEM PostScript and Other	Total
Three months ended June 3, 2005
Revenue	$115,899	$184,421	$176,222	$19,487	$496,029
Cost of revenue	7,998	5,291	12,775	1,370	27,434

Gross profit	$107,901	$179,130	$163,447	$18,117	$468,595

Gross profit as a percentage of revenues	93%	97%	93%	93%	94%
Three months ended June 4, 2004
Revenue	$100,262	$153,419	$136,084	$20,320	$410,085
Cost of revenue	9,812	4,842	11,317	1,284	27,255

Gross profit	$90,450	$148,577	$124,767	$19,036	$382,830

Gross profit as a percentage of revenues	90%	97%	92%	94%	93%
	Digital Imaging and Video	Creative Professional	Intelligent Documents	OEM PostScript and Other	Total
Six months ended June 3, 2005
Revenue	$222,524	$345,113	$361,105	$40,169	$968,911
Cost of revenue	17,860	10,000	23,886	2,657	54,403

Gross profit	$204,664	$335,113	$337,219	$37,512	$914,508

Gross profit as a percentage of revenues	92%	97%	93%	93%	94%
Six months ended June 4, 2004
Revenue	$213,779	$311,529	$266,375	$41,683	$833,366
Cost of revenue	19,088	10,293	19,651	2,405	51,437

Gross profit	$194,691	$301,236	$246,724	$39,278	$781,929

Gross profit as a percentage of revenues	91%	97%	93%	94%	94%

        A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and six month periods ended June 3, 2005 and June 4, 2004 is as follows:

	Three Months		Six Months
	2005	2004	2005	2004
Total gross profit from operating segments above	$468,595	$382,830	$914,508	$781,929
Total operating expenses(a)	286,391	240,991	561,592	476,828

Total operating income	182,204	141,839	352,916	305,101
Non-operating income	5,604	6,000	11,677	9,001

Income before income taxes	$187,808	$147,839	$364,593	$314,102

(a)
Total operating expenses include research and development, sales and marketing and general and administrative.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion (presented in millions, except share and per share amounts, and is unaudited) should be read in conjunction with the condensed consolidated financial statements and notes thereto. The share and per share data below have been adjusted to give effect to our stock split as of May 23, 2005.

        In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, acquisitions and investing activities, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Performance." You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for fiscal 2004 and the Quarterly Report on Form 10-Q filed by us in fiscal 2005. When used in this report, the words "expects," "could," "would," "may," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions, as well as statements regarding Adobe's focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PENDING ACQUISITION

        On April 17, 2005, we entered into a definitive agreement to acquire Macromedia in an all-stock transaction valued at approximately $3.4 billion. Under the terms of the agreement, which has been approved by both boards of directors, Macromedia stockholders will receive, at a fixed exchange ratio, 1.38 shares of Adobe common stock for every share of Macromedia common stock in a tax-free exchange. This fixed exchange ratio gives effect to the two-for-one stock split in the form of a stock dividend paid on May 23, 2005 to the stockholders of Adobe. The acquisition, which is expected to close in Fall 2005, is subject to customary closing conditions, including approval by the stockholders of both companies and regulatory approvals. We expect the acquisition to have a significant impact on our consolidated financial position, results of operations and cash flows. The discussions in this Quarterly Report on Form 10-Q relate to Adobe as a standalone entity and do not reflect the impact of the acquisition.

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

CRITICAL ACCOUNTING ESTIMATES

        In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and income taxes have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see the discussion in the section titled "Recent Accounting Pronouncements" below and Note 1 of our Notes to Condensed Consolidated Financial Statements.

Revenue Recognition

        We recognize revenue in accordance with current U.S. generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments and estimates. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions, if any, must be deferred. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services and the appropriate pricing for those products and services. Our assumptions and judgments regarding future products and services could differ from actual events, thus materially impacting our financial position and results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS 123R which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In April 2005, the SEC announced that the accounting provisions of SFAS 123R are effective at the beginning of a company's next fiscal year that begins after June 15, 2005. We are now required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in our Notes to Condensed Consolidated Financial Statements for the pro forma net income and net income per share amounts as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

        In December 2004, the FASB issued FAS 109-2. See "Provision for Income Taxes" under "Results of Operations" and Note 6 in our Notes to Condensed Consolidated Financial Statements for further information regarding FAS 109-2.

        See Note 1 in our Notes to Condensed Consolidated Financial Statements for information regarding other recent accounting pronouncements.

RESULTS OF OPERATIONS

Overview of the Three and Six Months Ended June 3, 2005

        During the second quarter of fiscal 2005, we continued to focus on delivering comprehensive technology platforms to our customers to drive revenue and earnings growth. We released version 2 of our Adobe Creative Suite products during the quarter, which helped drive record quarterly revenue. Creative Suite 2.0 integrates new full-versions of Adobe's design and publishing software, along with Version Cue CS2 and a new visual file browser called Adobe Bridge. Momentum also continued in the quarter for key individual products, specifically Photoshop CS2, InDesign CS2, and Illustrator CS2, which also were launched during the second quarter. In our Intelligent Documents business, we achieved strong year-over-year growth with our Acrobat 7.0 family of products which began shipping in the first quarter. Acrobat 7.0 has numerous new features to help drive increased adoption by users in enterprises, governments, and specialized vertical markets such as architecture, engineering and construction. We also achieved year-over-year growth in our Intelligent Document server-based business.

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

Revenue for the Three and Six Months Ended June 3, 2005 and June 4, 2004

	Three Months			Six Months
			Percent Change			Percent Change
	2005	2004		2005	2004
Product	$485.6	$402.6	21%	$948.8	$818.3	16%
Percentage of total revenues	98%	98%		98%	98%
Services and support	10.4	7.5	38%	20.1	15.1	34%
Percentage of total revenues	2%	2%		2%	2%

Total revenues	$496.0	$410.1	21%	$968.9	$833.4	16%

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

        Our services and support revenue is composed of professional services (such as consulting services and training) and maintenance and support, primarily related to the licensing of our Intelligent Documents server solution products. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products. Our professional services revenue is recognized using the proportionate performance method and is measured monthly based on input measures, such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Our maintenance and support offerings, which entitle customers to receive product upgrades and enhancements or technical support, depending on the offering, are recognized ratably over the term of the arrangement.

Segment revenues

	Three Months			Six Months
			Percent Change			Percent Change
	2005	2004		2005	2004
Digital Imaging and Video	$115.9	$100.3	16%	$222.5	$213.8	4%
Percentage of total revenues	23%	25%		23%	26%
Creative Professional	184.4	153.4	20%	345.1	311.5	11%
Percentage of total revenues	37%	37%		36%	37%
Intelligent Documents	176.2	136.1	29%	361.1	266.4	36%
Percentage of total revenues	36%	33%		37%	32%
OEM PostScript and Other*	19.5	20.3	(4)%	40.2	41.7	(4)%
Percentage of total revenues	4%	5%		4%	5%

Total revenues	$496.0	$410.1	21%	$968.9	$833.4	16%

        Revenue from our Digital Imaging and Video segment increased during the three months ended June 3, 2005 primarily due to an increase in revenues from our digital imaging software products. Overall, revenue from our digital imaging software products increased 20% during the three months ended June 3, 2005 which was attributable to new releases during the quarter as well as continuing success of our products released in fiscal 2004. Revenue from our digital video software products decreased slightly during the three months ended June 3, 2005 due to product lifecycle timing. Revenue from our Digital Imaging and Video segment increased during the six months ended June 3, 2005 primarily due to an increase in revenues from our digital imaging software products. Overall, revenues from our digital imaging software products increased 6% during the six months ended June 3, 2005 which was mainly attributable to continuing success of our product upgrades released at the end of fiscal 2004 and in the second quarter of fiscal 2005. Revenue from our digital video software products decreased slightly during the six months ended June 3, 2005 due to product lifecycle timing.

        Revenue from our Creative Professional segment increased during the three months ended June 3, 2005 primarily due to the 26% increase in revenues due to the new release of our Adobe Creative Suite products. Additionally, revenue for this segment increased due to new releases of our illustration and professional page layout products. Revenue for the six months ended June 3, 2005, increased due to the continued success of our Adobe Creative Suite products as well as the release of Creative Suite 2.0 during the second quarter of fiscal 2005. The increase for the six months ended June 3, 2005 was slightly offset by decreases in revenue from our business and technical page layout and illustration products due to product lifecycle timing.

        Revenue from our Intelligent Documents segment increased during the three and six months ended June 3, 2005 primarily due to the 33% and 40% increase in revenues, respectively, from our Acrobat desktop products. The increase in revenues from our Acrobat desktop products is due to continued adoption of Acrobat desktop products and the release of Acrobat 7.0 during the first quarter of fiscal 2005. Additionally, revenue from our Intelligent Documents server-based products increased approximately 13% during the three and six months ended June 3, 2005 due to increased licensing and server support revenue, as we continue to focus on both the government sector and financial services.

        Revenue from our OEM PostScript and Other segment decreased during the three and six months ended June 3, 2005 primarily due to a decline in pricing resulting from competition from clone PostScript technologies. Revenue from this segment has declined over the last few years and we expect this trend to continue, but if the decline significantly exceeds our expectations, it may harm our future results.

Geographical Information

	Three Months			Six Months
			Percent Change			Percent Change
	2005	2004		2005	2004
Americas	$242.4	$182.5	33%	$460.4	$366.0	26%
Percentage of total revenues	49%	44%		47%	44%
EMEA	145.1	134.3	8%	295.6	278.4	6%
Percentage of total revenues	29%	33%		31%	33%
Asia	108.5	93.3	16%	212.9	189.0	13%
Percentage of total revenues	22%	23%		22%	23%

Total revenues	$496.0	$410.1	21%	$968.9	$833.4	16%

        Revenue in the Americas increased during the three and six months ended June 3, 2005 due to the strength of our Intelligent Document, Creative Professional and Digital Imaging and Video products.

        Revenue in EMEA increased during the three months ended June 3, 2005 due to the strength of our Intelligent Document and Creative Professional products. Revenue in EMEA increased during the six months ended June 3, 2005 due to the strength of our Intelligent Document products.

        Revenue in Asia increased during the three and six months ended June 3, 2005 due to the strength of our Creative Professional and Intelligent Documents products.

        Additionally, revenues in EMEA and Asia increased approximately $10.1 million and $21.4 million during the three and six months ended June 3, 2005, respectively, over the same reporting periods last year due to the strength of the euro and the yen.

Platform Information

	Three Months		Six Months
	2005	2004	2005	2004
Windows	74%	72%	75%	72%
Macintosh	26%	28%	25%	28%

        We expect a growth trend towards the Windows platform over the long term due to our targeting of business users with our Intelligent Documents desktop products, where the majority of users run the Windows operating system.

Inventory Information

        At the end of the second quarter of fiscal 2005 our channel inventory position was within our global inventory policy which allows up to an estimated 4.5 weeks of anticipated product supply at our distributors.

        With regard to our product backlog, our experience is that the actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects. For example, prior to the finalization and release of new products, we may have significant levels of orders for new product releases. Our backlog of unfulfilled orders at the end of the second quarter of fiscal 2005, other than those pending credit review and those due to the application of our global channel inventory policy, was approximately 6% of reported second quarter fiscal 2005 revenue. The comparable backlog at the end of the first quarter of fiscal 2005 was approximately 4% of first quarter fiscal 2005 revenue.

Cost of Revenue for the Three and Six Months Ended June 3, 2005 and June 4, 2004

	Three Months			Six Months
			Percent Change			Percent Change
	2005	2004		2005	2004
Product	$21.7	$23.2	(6)%	$43.6	$43.6	—
Percentage of total revenues	4%	6%		5%	5%
Services and support	5.7	4.0	40%	10.8	7.8	38%
Percentage of total revenues	1%	1%		1%	1%

Total revenues	$27.4	$27.2	1%	$54.4	$51.4	6%

        Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies and the costs associated with the manufacturing of our products.

        Cost of product revenue decreased 17% during the three months ended June 3, 2005 as compared to the three months ended June 4, 2004 primarily due to a one time charge related to a litigation settlement that occurred during the second quarter of fiscal 2004. This decrease was partially offset by a 9% increase in cost of product revenue due to material costs related to higher shrink-wrap revenue and 2% due to various individually insignificant items. Cost of product revenue decreased 9% for the six months ended June 3, 2005 as compared to the six months ended June 4, 2004 primarily due to a one time charge related to a litigation settlement that occurred during the second quarter of fiscal 2004. This decrease was offset by a 6% increase due to material costs related to higher shrink-wrap revenue, a 2% increase due to increased royalties for licensed technologies and 1% due to various individually insignificant items.

        Cost of services and support revenue is composed primarily of employee-related costs and related costs incurred to provide consulting services, training and product support.

        Cost of services and support revenue increased during the three and six months ended June 3, 2005 as compared to the three and six months ended June 4, 2004 due to increases in compensation and related benefits as a result of higher headcount and incentive compensation.

Operating Expenses for the Three and Six Months Ended June 3, 2005 and June 4, 2004

	Three Months			Six Months
			Percent Change			Percent Change
	2005	2004		2005	2004
Research and development	$89.4	$76.1	18%	$176.1	$151.1	17%
Percentage of total revenues	18%	19%		18%	18%

        Research and development expenses consist of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

        Research and development expenses increased 14% and 10% during the three and six months ended June 3, 2005 as compared to the three and six months ended June 4, 2004, respectively, due to compensation and related benefits associated with headcount growth and higher incentive compensation. Research and development expenses also increased 2% for the three and six months ended June 3, 2005 due to an increase in contractors related to products released during the second quarter of fiscal 2005. The remaining increase in research and development expenses for the three and six months ended June 3, 2005 was due to various individually insignificant items.

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

	Three Months			Six Months
			Percent Change			Percent Change
	2005	2004		2005	2004
Sales and marketing	$155.0	$130.6	19%	$302.3	$257.9	17%
Percentage of total revenues	31%	32%		31%	31%

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

        Sales and marketing expenses increased 10% and 8% during the three and six months ended June 3, 2005 as compared to the three and six months ended June 4, 2004, respectively, due to compensation and related benefits associated with headcount growth and higher incentive compensation. Sales and marketing expenses also increased 6% during the three and six months ended June 3, 2005 due to increased marketing spending related to product launches as well as overall marketing efforts to further increase revenues. The remaining increase in sales and marketing expenses for the three and six months ended June 3, 2005 was due to various individually insignificant items.

	Three Months			Six Months
			Percent Change			Percent Change
	2005	2004		2005	2004
General and administrative	$42.0	$34.4	22%	$83.2	$67.8	23%
Percentage of total revenues	9%	8%		9%	8%

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

        General and administrative expenses increased 21% during the three months ended June 3, 2005 as compared to the three months ended June 4, 2004 due to compensation and related benefits associated with headcount growth and higher incentive compensation. The remaining 1% increase in general and administrative expenses for the three months ended June 3, 2005 was due to various individually insignificant items. General and administrative expenses increased 18% during the six months ended June 3, 2005 as compared to the six months ended June 4, 2004 due to compensation and related benefits associated with headcount growth and higher incentive compensation. General and administrative expenses for fiscal 2005 also increased 5% due to an increase in professional fees.

Non-operating Income for the Three and Six Months Ended June 3, 2005 and June 4, 2004

	Three Months				Six Months
				Percent Change			Percent Change
	2005	2004			2005	2004
Investment gain (loss)	$(2.7)	$0.9		* %	$(4.3)	$(0.2)	* %
Percentage of total revenues	(1)%	*	%		* %	* %
Interest and other income	8.3	5.1		62%	16.0	9.2	74%
Percentage of total revenues	2%	1%			2%	1%

Total non-operating income	$5.6	$6.0		(7)%	$11.7	$9.0	30%

*
Percentage is not meaningful.

  Investment Gain (Loss)

        Investment gain (loss) consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and gains and losses of Adobe Ventures.

	Three Months		Six Months
	2005	2004	2005	2004
Net losses related to our investments in Adobe Ventures and cost method investments	$(1.9)	$(0.1)	$(3.8)	$(1.3)
Write-downs due to other-than-temporary declines in value of our marketable equity securities	(0.6)	—	(0.6)	—
Gains from sales of short-term equity investments	—	1.0	—	1.0
Gains (losses) on stock warrants	(0.2)	—	0.1	0.1

Total investment gain (loss)	$(2.7)	$0.9	$(4.3)	$(0.2)

        We are uncertain of future investment gains or losses as they are primarily dependent upon the operations of the underlying investee companies.

  Interest and Other Income

        The largest component of interest and other income is interest earned on cash, cash equivalents and short-term fixed income investments, but also includes gains and losses on the sale of fixed income investments, foreign exchange transaction and hedging gains and losses, and interest expense.

        Interest and other income increased during the three and six months ended June 3, 2005 as compared to the three and six months ended June 4, 2004 due to higher interest income as a result of higher levels of cash during fiscal 2005.

Provision for Income Taxes for the Three and Six Months Ended June 3, 2005 and June 4, 2004

	Three Months			Six Months
			Percent Change			Percent Change
	2005	2004		2005	2004
Provision for income taxes	$38.0	$38.4	(1)%	$62.9	$81.7	(23)%
Percentage of total revenues	8%	9%		7%	10%
Effective tax rate	20%	26%		17%	26%

        Our effective tax rate decreased 5% in the three months ended June 3, 2005 as compared to the three months ended June 4, 2004 due to additional clarifying guidance related to the repatriation provisions of the AJCA which allowed us to include an additional tax benefit related to the repatriation of certain foreign earnings. In addition, our effective tax rate decreased 1% because of higher international profits which are taxed at a lower effective tax rate.

        Our effective tax rate decreased 8% during the six months ended June 3, 2005 as compared to the six months ended June 4, 2004 due to a tax benefit recognized for the repatriation of certain foreign earnings under the AJCA. The net tax benefit includes a reversal for taxes on foreign earnings for which a deferred tax liability had been previously accrued. In addition, our effective tax rate decreased 1% because of higher international profits which are taxed at a lower effective tax rate.

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

        The end markets for our software products are intensely and increasingly competitive, and are significantly affected by product introductions and market activities of industry competitors. Microsoft has an electronic form tool called InfoPath included as part of its latest professional Office product that competes with certain aspects of our Intelligent Documents product line. In addition, Microsoft is developing the next generation of its Windows operating system, codenamed Longhorn, and has announced it will add new electronic document capabilities to Longhorn, codenamed Metro, providing additional competition to our Intelligent Documents products and solutions. Certain aspects of Metro may also compete with our Adobe PostScript technologies and solutions. Given Microsoft's market dominance, InfoPath, Metro or any new competitive Microsoft product or technology that is bundled as part of its Office product or operating system, could harm our overall Intelligent Documents market opportunity. Also, some enterprise vendors provide intelligent document capabilities that could directly or indirectly compete with our Intelligent Documents products. Additionally, content creation/ management tools that use other formats for electronic document distribution provide alternate solutions to customers, and indirectly compete with Adobe's Intelligent Documents products and the use of Adobe PDF. We also are seeing an increase in competition from clone PDF products marketed by other companies. Other competitors, including Microsoft, Apple, Avid and Google, may increase their presence in the digital imaging and digital video markets. Microsoft recently released a test version of a new professional graphics tool, codenamed Acrylic, which may compete with Adobe Photoshop and Adobe Illustrator. We also face competition from certain Open Source products. Additionally, many digital camera manufacturers are bundling their own or our competitors' digital imaging and video software products with their digital camera products. If these competing products achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations.

If we fail to successfully manage transitions to new business models or markets, our results of operations could be negatively impacted.

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

If we fail to anticipate and develop new products in response to changes in demand for application software, computers and printers, our business could be harmed.

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

        In connection with the enforcement of our own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third-party rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. Adverse decisions in such litigation or disputes could have negative results, including subjecting us to significant liabilities, requiring us to seek licenses from others, preventing us from manufacturing or licensing certain of our products, or causing severe disruptions to our operations or the markets in which we compete, any one of which could seriously harm our business.

        Additionally, although we actively pursue software pirates as part of our enforcement of our intellectual property rights, we do lose revenue due to illegal use of our software. If piracy activities increase, it may further harm our business.

We may not realize the anticipated benefits of past or future acquisitions, and integration of acquisitions may disrupt our business and management.

        We have in the past and may in the future acquire additional companies, products or technologies. Most recently, we announced an agreement to acquire Macromedia, Inc. in April 2005. We may not realize the anticipated benefits of this or any other acquisition and each acquisition has numerous risks. These risks include:

  •
  difficulty in assimilating the operations and personnel of the acquired company;

  •
  difficulty in effectively integrating the acquired technologies or products with our current products and technologies;

  •
  difficulty in maintaining controls, procedures and policies during the transition and integration;

  •
  disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;

  •
  inability to retain key technical and managerial personnel of the acquired business;

  •
  inability to retain key customers, distributors, vendors and other business partners of the acquired business;

  •
  inability to achieve the financial and strategic goals for the acquired and combined businesses;

  •
  incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

  •
  potential impairment of our relationships with employees, customers, partners, distributors or third-party providers of technology or products;

  •
  potential failure of the due diligence processes to identify significant issues with product quality, architecture and development, or legal and financial contingencies, among other things;

  •
  incurring significant exit charges if products acquired in business combinations are unsuccessful;

  •
  potential failure to complete such acquisitions in a timely manner or at all; and

  •
  potential inability to assert that internal controls over financial reporting are effective.

        Mergers and acquisitions of high technology companies are inherently risky, and ultimately, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition or results of operations.

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

        Due to the factors noted above, our future earnings and stock price may be subject to volatility, particularly on a quarterly basis. Shortfalls in revenue or earnings or delays in the release of products or upgrades compared to analysts' or investors' expectations have caused and could cause in the future an immediate and significant decline in the trading price of our common stock. Additionally, we may not learn of such shortfalls or delays until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock. Finally, we participate in a highly dynamic industry. In addition to factors specific to us, changes in analysts' earnings estimates for us or our industry, and factors affecting the corporate environment, our industry, or the securities markets in general, have resulted, and may in the future result, in volatility of our common stock price.

We are subject to risks associated with international operations which may harm our business.

        We typically generate over 50% of our total revenue from sales to customers outside of the Americas. Sales to these customers subject us to a number of risks, including (i) foreign currency fluctuations, (ii) changes in government preferences for software procurement, (iii) international economic and political conditions, (iv) unexpected changes in, or impositions of, international legislative or regulatory requirements, (v) inadequate local infrastructure, (vi) delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, (vii) transportation delays, (viii) the burdens of complying with a variety of foreign laws, and other factors beyond our control, including terrorism, war, natural disasters and diseases. If sales to any of our customers outside of the Americas are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

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

We have authorized the use of a substantial amount of our cash for the repurchase of our shares following consummation of the Macromedia acquisition, and this use of funds may limit our ability to complete other transactions and may not be the most advantageous use for these funds.

        As announced by Adobe on April 18, 2005, Adobe's board of directors has approved the use of up to $1.0 billion for the repurchase, on a discretionary basis, of Adobe stock. These repurchases will be in addition to Adobe's existing stock repurchase programs and are expected to commence following the consummation of the Macromedia acquisition. We expect to repurchase shares, as business conditions warrant, for cash, in open market transactions at prevailing market prices, or through structured repurchase transactions. We expect to use a significant portion of the cash that is expected to be held by the combined company upon the consummation of the acquisition. This use of cash could limit our future flexibility to complete acquisitions of businesses or technology or other transactions, or make investments in research and development or other aspects of our operations, that might be in our best interests.

Changes in, or interpretations of, accounting principles, such as expensing of stock options, could result in unfavorable accounting charges.

        We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:

  •
  software revenue recognition

  •
  accounting for share-based payments

  •
  accounting for income taxes

  •
  accounting for business combinations and related goodwill

        In particular, the FASB recently issued SFAS 123R which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for annual periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the first quarter of fiscal year 2006. We believe that the adoption of SFAS 123R will have a significant adverse effect on our reported financial results and may impact the way in which we conduct our business. Please refer to the section entitled "Recent Accounting Pronouncements" for further information regarding SFAS 123R.

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

        In addition, we are subject to the continual examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Any adverse outcome from these continual examinations may have an adverse effect on our operating results and financial position.

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

EMPLOYEE AND DIRECTOR STOCK OPTIONS

Option Program Description

        Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option programs critical to our operation and productivity; essentially all of our employees participate. Currently, we grant options from the (i) 2003 Equity Incentive Plan, under which options could be granted to all employees, including executive officers, and outside consultants and (ii) the 1996 Outside Directors Stock Option Plan, as amended, under which options are granted automatically under a pre-determined formula to non-employee directors. The plans listed above are collectively referred to in the following discussion as "the Plans." Option vesting periods are generally three years for all of the Plans.

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

Distribution and Dilutive Effect of Options

        The table below provides information about stock options granted to our Chief Executive Officer and our four other most highly compensated executive officers. This group is referred to as the Named Executive Officers(1). Please refer to the section headed "Stock Option Exercises and Option Holdings" below for the Named Executive Officers.

        Options granted to employees, directors and Named Executive Officers for the six months ended June 3, 2005 and for fiscal year 2004 are summarized as follows:

	2005	2004
Net grants(2) during the period as % of outstanding shares	2%	4%
Net grants to Named Executive Officers during the period as % of total options granted	11%	9%
Net grants to Named Executive Officers during the period as % of outstanding shares	* %	* %
Cumulative options held by Named Executive Officers as % of total options outstanding	13%	16%

(1)
Jim Stephens and James Heeger are included as Named Executive Officers for fiscal year 2004 but are not included as Named Executive Officers for the six months ended June 3, 2005. Mr. Stephens resigned from his position as Senior Vice President of Worldwide Sales and Field Operations during the second quarter of fiscal 2005 and Mr. Heeger resigned from Adobe during the first quarter of fiscal 2005.

(2)
"Net grants" equals the sum of the number of shares subject to options granted to all employees, directors and Named Executive Officers during the specified period reduced by the number of shares subject to options which were canceled or otherwise terminated during such period. Net grants during fiscal 2004 reflect the new options granted in exchange for options cancelled under our stock option exchange program in fiscal 2003. Net grants as a percentage of outstanding shares are based on 489.8 million shares and 484.4 million shares of our common stock outstanding as of June 3, 2005 and December 3, 2004, respectively.

*
Less than 1%.

General Option Information

        The following table sets forth the summary of option activity under our stock option program:

	Six Months Ended June 3, 2005			Year Ended December 3, 2004
	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Beginning of period	16,707,168	76,532,632	$18.52	25,906,740	84,939,306	$16.40
Granted	(10,489,724)	10,489,724	31.93	(20,759,510)	20,759,510	21.07
Exercised	—	(11,560,829)	15.59	—	(26,587,728)	13.55
Canceled	1,323,796	(1,323,796)	19.39	2,578,456	(2,578,456)	20.46
Expired	(20,000)	—	—	(18,518)	—	—
Increased authorization	16,800,000	—	—	9,000,000	—	—

End of period	24,321,240	74,137,731	$20.86	16,707,168	76,532,632	$18.52

        The following table sets forth a comparison as of June 3, 2005, of the number of shares subject to outstanding options with exercise prices at or below the closing price of our common stock on June 3, 2005

("In-the-Money" options) to the number of shares subject to outstanding options with exercise prices greater than the closing price of our common stock on such date ("Out-of-the-Money" options):

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money*	43,804,775	29,435,176	73,239,951	99%
Out-of-the-Money	302,000	595,780	897,780	1%

Total Options Outstanding	44,106,775	30,030,956	74,137,731	100%

*
The closing price of our common stock was $32.54 on June 3, 2005, as reported by the Nasdaq National Market.

Named Executive Officer Option Grants

        The following table sets forth information regarding stock options granted during the six months ended June 3, 2005, to our Named Executive Officers. All options were granted with an exercise price equal to the closing price of our common stock on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with exercise. These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term of seven years. The assumed 5% and 10% rates of stock price appreciation are provided for purposes of illustration only and do not represent our estimate or projection of the future price of our common stock.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
(In actual dollars)
	Number of Securities Underlying Options Granted
		% of Total Options Granted to Employees* Year-to-Date
Name			Exercise Price	Expiration Date
					5%	10%
Bruce R. Chizen	425,000	4%	$32.42	5/24/2012	$5,609,233	$13,071,899
Shantanu Narayen	400,000	4%	29.12	1/14/2012	4,741,092	11,048,759
Shantanu Narayen	200,000	2%	32.42	5/24/2012	2,639,639	6,151,482
Murray J. Demo	150,000	1%	32.42	5/24/2012	1,979,729	4,613,611

*
Based on approximately 10.5 million shares subject to options granted to employees under our option plans to date during fiscal 2005.

Stock Option Exercises and Option Holdings

        The following table shows stock options exercised by the Named Executive Officers in the six months ended June 3, 2005, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of June 3, 2005, is shown. Also reported are the values for "In-the-Money" options. The dollar amounts shown in the "In-the-Money" column represent the positive spread between the exercise price of any such existing stock options and closing price as of June 3, 2005 of our common stock.

			Number of Securities Underlying Unexercised Options		Value of Unexercised In-the-Money Options(2)
(In actual dollars)	Number of Shares Acquired Upon Exercise
Name		Value Realized Upon Exercise(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce R. Chizen	600,000	$10,556,389	3,618,980	1,100,002	$27,070,153	$15,471,039
Shantanu Narayen	400,000	6,394,240	1,518,100	875,000	10,375,859	8,618,375
Murray J. Demo	209,088	2,809,332	1,420,836	437,502	6,848,474	6,844,726

(1)
The "value realized" represents the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. See related Section 16 filings for detailed information on dispositions of shares.

(2)
Option values are based on $32.54, the closing price of our common stock on June 3, 2005, as reported by the Nasdaq National Market.

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans as of June 3, 2005:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	74,137,731	$20.86	53,730,668	*

*
Includes 5.5 million shares and 23.9 million shares which are reserved for issuance under the 1994 Performance and Restricted Stock Plan and the 1997 Employee Stock Purchase Plan as of June 3, 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	June 3, 2005	December 3, 2004	Percent Change
Cash, cash equivalents and short-term investments	$1,690.6	$1,313.2	29%
Working capital	$1,481.6	$1,099.6	35%
Stockholders' equity	$1,869.9	$1,423.5	31%

        Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and participation in the employee stock purchase plan and another use of cash is our stock repurchase program, which is detailed below.

        In 2005, we reclassified all auction rate securities and variable rate demand obligations to short-term investments pursuant to the recent interpretation of SFAS 95 relating to the definition of cash equivalents. This interpretation and subsequent reclassification has resulted in a presentation of our consolidated balance sheet that may not reflect the true liquidity of our fixed income portfolio. As of June 3, 2005, $231.8 million of the securities now classified as short-term investments have structural features that will allow us the opportunity to put back the securities at par within 90 days and thus retain the same liquidity characteristics as cash equivalents.

        Cash provided by operating activities in the six months ended June 3, 2005, primarily comprised net income, net of non-cash related expenses. Working capital sources of cash were increases in income taxes payable and accrued expenses. Income taxes payable increased as a result of higher tax liabilities related to the planned repatriation of certain foreign earnings and overall increased taxable income. Accrued expenses increased primarily due to compensation costs. Working capital uses of cash included increases in trade receivables and other current assets. As compared to the same period last year, our days sales outstanding in trade receivables ("DSO") increased from 23 days to 32 days. Our accounts receivable and DSO increased due to increased shipments for our new Creative Suite 2.0 launch in the last month of the period. Other current assets increased due to an increase in prepaid expenses.

        Net cash used for investing activities increased in the six months ended June 3, 2005 as compared to the same period last year primarily due to higher net purchases of short-term investments in fiscal 2005. We expect to continue to invest in short-term investments and purchase additional property and equipment to support our growth.

        Net cash provided by financing activities increased in the six months ended June 3, 2005 as compared to the same period last year due to a higher number of options being exercised as well as a higher option exercise price. Cash provided during the six months ended June 3, 2005 was partially offset by repurchases of stock. Cash used for stock repurchases during fiscal 2005 decreased from the prior year due to a lower number of shares being repurchased.

        Under the terms of our lease agreements for our San Jose headquarters, we are not prohibited from paying cash dividends unless an event of default occurs. We discontinued our quarterly cash dividend after the payment of the dividend for the first quarter of fiscal 2005. We intend to use the cash previously used to pay the quarterly dividend for our ongoing stock repurchase programs.

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

        Adobe uses professional investment management firms to manage most of our invested cash. External investment firms managed 90% of Adobe's invested balances during the second quarter of 2005. Within the U.S., the fixed income portfolio is primarily invested in municipal bonds. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury notes and other sovereign obligations, and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes. All investments are made according to guidelines and within compliance of policies approved by the Board of Directors.

        During the first quarter of fiscal 2005, we completed our evaluation of the repatriation provisions of the AJCA and made a determination for a planned repatriation of $555.0 million of certain foreign earnings. During the second quarter, the first installment of the repatriation of certain foreign earnings of $160.0 million was completed. The remaining repatriation will occur during the third and fourth quarters of fiscal 2005. The effect of the repatriation will be to increase liquidity in the United States with a corresponding reduction in liquidity in foreign subsidiaries. We expect that our foreign subsidiaries will have sufficient positive cash flow from operations to meet ongoing liquidity needs over the next 12 months. Further information regarding the tax effects of the AJCA can be found in Note 6 of our Notes to Condensed Consolidated Financial Statements.

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

Pending Acquisition

        On April 17, 2005, we entered into a definitive agreement to acquire Macromedia in an all-stock transaction valued at approximately $3.4 billion. Under the terms of the agreement, which has been approved by both boards of directors, Macromedia stockholders will receive, at a fixed exchange ratio, 1.38 shares of Adobe common stock for every share of Macromedia common stock in a tax-free exchange. This fixed exchange ratio gives effect to the two-for-one stock split in the form of a stock dividend paid on May 23, 2005 to the stockholders of Adobe. The acquisition, which is expected to close in Fall 2005, is subject to customary closing conditions, including approval by the stockholders of both companies and regulatory approvals. We expect to incur significant incremental costs, such as direct costs related to the acquisition and costs associated with restructuring our operations. We believe that our existing cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet these cash outlays.

Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and from time to time enter into structured repurchase agreements with third parties.

        Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. Refer to Part II, Item 2(c) in this filing for share repurchases during the quarter ended June 3, 2005.

        On April 17, 2005, the Board of Directors approved the use of $1.0 billion for stock repurchase commencing upon the close of the Macromedia acquisition.

        During the first half of fiscal 2005, we continued to enter into several stock purchase agreements with large financial institutions. Under these agreements, we provided the financial institutions with up-front payments totaling $100.0 million. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of our shares based on the volume weighted average price during such intervals less a specified discount. Upon payment, the $100.0 million was classified as treasury stock on our balance sheet. In fiscal 2004, we entered into $350.0 million in structured stock agreements under similar terms & conditions. As of June 3, 2005, there were no remaining up-front payments under the agreements.

Stock Repurchase Program II—Additional Authorization above Dilution Coverage

        On September 25, 2002, our Board of Directors authorized a program to purchase up to an additional 10.0 million shares of our common stock over a three-year period, subject to certain business and cash flow requirements. We have not made any purchases under this 10.0 million share repurchase program. The authorization for this program will expire in September 2005.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        Our principal commitments as of June 3, 2005 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 10 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

  Lease Commitments

        We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2025. We also have one land lease that expires in 2091.

        Under the agreement for the Almaden tower, we have the option to purchase the building at any time during the lease term for the lease balance, which is approximately $103.0 million. The maximum recourse amount ("residual value guarantee") under this obligation is $90.8 million.

        Under the agreement for the East and West towers, we have the option to purchase the buildings at any time during the lease term for the lease balance, which is approximately $143.2 million. The residual value guarantee under this obligation is $126.8 million.

        These two leases are both subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessors quarterly. As of June 3, 2005, we were in compliance with all covenants. We expect to remain within compliance in the next 12 months. We are comfortable with these limitations and believe they will not impact our cash or credit in the coming year or restrict our ability to execute our business plan. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount. See Note 10 of our Notes to Condensed Consolidated Financial Statements for further information regarding our leases.

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

        We have commitments to make certain milestone and/or retention payments typically entered into in conjunction with various acquisitions, for which we have made accruals in our consolidated financial statements. In connection with certain acquisitions and purchases of technology assets, we entered into employee retention agreements and are required to make payments upon satisfaction of certain conditions in the agreements. These costs are being amortized over the retention period to compensation expense. As of June 3, 2005, we have $1.2 million remaining to be paid under our retention agreements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In comparison with what we disclosed in our Annual Report on Form 10-K for fiscal 2004, we believe that there have been no significant changes in our market risk exposures for the quarter ended June 3, 2005.

ITEM 4. CONTROLS AND PROCEDURES

        Based on their evaluation as of June 3, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and Form 10-Q.

        There were no changes in our internal controls over financial reporting during the quarter ended June 3, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Please see Part I, Item 1, Note 10, "Commitments and Contingencies—Legal Actions" for discussion of our legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Below is a summary of stock repurchases for the quarter ended June 3, 2005 (in thousands, except average price per share). See Note 7 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plans.

Plan/ Period	Shares Repurchased(1)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be issued as of March 4, 2005			57,932,664
March 5, 2005—April 1, 2005
From employees(2)	186	$31.57
Structured repurchases	712,696	37.42
April 2, 2005—April 29, 2005
From employees(2)	150	32.72
Structured repurchases	645,298	31.77
April 30, 2005—June 3, 2005
From employees(2)	428	32.57
Structured repurchases	—
Adjustments to repurchase authority for net dilution	—		3,916,144	(3)

Total shares repurchased	1,358,758		(1,358,758)

Ending shares available to be issued as of June 3, 2005			60,490,050	(4)

(1)
All shares were purchased as part of publicly announced plans.

(2)
The repurchases from employees represent shares canceled when surrendered in lieu of cash payments for the option exercise price or withholding taxes due.

(3)
Adjustment of authority to reflect decrease in dilution due to underwater options which are no longer dilutive as well as increased dilution from share issuance.

(4)
The remaining authorization for the ongoing stock repurchase plan is determined by combining all stock issuances, net of any canceled, surrendered or exchanged shares less all stock repurchases under the ongoing plan, beginning in the first quarter of fiscal 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders, held on April 28, 2005, our stockholders voted on the following proposals:

1.
Elect four Class II members of the Board of Directors to serve for a two-year term:

Name	Votes For	Votes Withheld
Carol Mills	363,881,370	70,620,294
Colleen M. Pouliot	415,985,730	18,515,934
Robert Sedgewick	363,957,472	70,544,192
John E. Warnock	416,076,202	18,425,462
2.
Approve an increase in the share reserve under the 2003 Equity Incentive Plan.

For	213,194,896
Against	160,502,918
Abstain	2,993,174
Broker non-votes	57,810,676
3.
Approve an increase in the share reserve under the 1996 Outside Directors' Stock Option Plan.

For	236,330,178
Against	137,322,026
Abstain	3,038,784
Broker non-votes	57,810,676
4.
Consider and vote on a stockholder proposal that our Board of Directors establish a policy of expensing in Adobe's annual income statement the costs of all future stock options issued by Adobe.

For	240,872,946
Against	126,451,758
Abstain	9,355,084
Broker non-votes	57,821,876
5.
Consider and vote on a stockholder proposal for the Executive Compensation Committee of the Board of Directors to adopt a policy requiring that senior executives retain a significant percentage of shares acquired through equity compensation programs during their employment, and to report to stockholders regarding the policy before Adobe's 2006 annual meeting of stockholders.

For	106,056,812
Against	258,333,868
Abstain	12,301,108
Broker non-votes	57,809,876
6.
Ratify the appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending on December 2, 2005.

For	406,224,976
Against	25,496,728
Abstain	2,779,960

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Bylaws as currently in effect	10-K	2/26/03	3.2
3.2	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
3.2.1	Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware	10-Q	4/11/03	3.6.1
3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/8/03	3.3
4.1	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services	8-A/ 2G/A	5/23/03	7
10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6
10.2	Amended 1994 Performance and Restricted Stock Plan*	10-Q	5/29/98	10.24.2
10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-Q	10/7/04	10.7
10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40
10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.6	1996 Outside Directors' Stock Option Plan, as amended*	DEF 14A	3/14/05	Appendix B
10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37
10.10	2003 Equity Incentive Plan, as amended*	DEF 14A	3/14/05	Appendix A
10.11	Forms of Stock Option and Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11
10.12	Form of Indemnity Agreement*	10-Q	5/30/97	10.25.1
10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14
10.15	Lease agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.16	Participation agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.17	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80
10.18	Amendment No.1 to Lease Agreement between Adobe and Selco Services Corporation	10-K	2/26/03	10.81
10.19	Adobe Systems Incorporated 2004 Annual Executive Incentive Plan*	8-K	1/13/05	10.1
10.20	Adobe Systems Incorporated 2005 Annual Executive Incentive Plan*	8-K	1/13/05	10.2
10.21	Description of Director Compensation*	10-K	2/2/05	10.21
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of1934†				X

*
Compensatory plan or arrangement

†
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Adobe Systems Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED
By	/s/ MURRAY J. DEMO Murray J. Demo, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: July 7, 2005

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
ADOBE SYSTEMS INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share data) (Unaudited)
Gain (Loss) on Hedges of Forecasted Transactions
PENDING ACQUISITION
BUSINESS OVERVIEW
CRITICAL ACCOUNTING ESTIMATES
RECENT ACCOUNTING PRONOUNCEMENTS
RESULTS OF OPERATIONS
FACTORS THAT MAY AFFECT FUTURE PERFORMANCE
EMPLOYEE AND DIRECTOR STOCK OPTIONS
LIQUIDITY AND CAPITAL RESOURCES
PART II—OTHER INFORMATION
SIGNATURE
SUMMARY OF TRADEMARKS