Form 10-Q
period 2005-09-02
ADOBE SYSTEMS INC
filed 2005-10-05
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2005

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

345 Park Avenue, San Jose, California 95110-2704 (Address of principal executive offices and zip code)
(408) 536-6000 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

The number of shares outstanding of the registrant’s common stock as of September 30, 2005 was 494,127,574.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 2, 2005	December 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$454,168	$259,061
Short-term investments	1,438,617	1,054,160
Trade receivables, net	157,236	141,945
Other receivables	39,889	25,495
Deferred income taxes	55,018	51,751
Prepaid expenses and other current assets	35,751	18,617
Total current assets	2,180,679	1,551,029
Property and equipment, net	103,663	99,675
Goodwill	118,683	110,287
Purchased and other intangibles, net	16,804	15,513
Investment in lease receivable	126,800	126,800
Other assets	58,966	55,328
	$2,605,595	$1,958,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$37,428	$43,192
Accrued expenses	207,355	202,762
Income taxes payable	174,292	145,913
Deferred revenue	60,010	59,541
Total current liabilities	479,085	451,408
Other long-term liabilities	4,476	4,838
Deferred income taxes	41,883	78,909
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value	29,600	29,576
Additional paid-in-capital	1,290,905	1,164,643
Retained earnings	2,682,315	2,238,807
Accumulated other comprehensive loss	(2,811)	(2,289)
Treasury stock, at cost (98,589 and 107,154 shares in 2005 and 2004, respectively), net of re-issuances	(1,919,858)	(2,007,260)
Stockholders’ equity	2,080,151	1,423,477
	$2,605,595	$1,958,632

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 2, 2005	September 3, 2004	September 2, 2005	September 3, 2004
Revenue:
Products	$476,054	$395,450	$1,424,821	$1,213,755
Services and support	10,985	8,263	31,129	23,324
Total revenue	487,039	403,713	1,455,950	1,237,079
Cost of revenue:
Products	21,593	19,035	65,222	62,685
Services and support	5,887	4,534	16,661	12,321
Total cost of revenue	27,480	23,569	81,883	75,006
Gross profit	459,559	380,144	1,374,067	1,162,073
Operating expenses:
Research and development	94,586	80,072	270,681	231,196
Sales and marketing	143,748	122,939	446,094	380,854
General and administrative	37,637	36,819	120,788	104,608
Total operating expenses	275,971	239,830	837,563	716,658
Operating income	183,588	140,314	536,504	445,415
Non-operating income:
Investment loss, net	(2,044)	(1,494)	(6,299)	(1,652)
Interest and other income, net	12,420	2,343	28,352	11,502
Total non-operating income	10,376	849	22,053	9,850
Income before income taxes	193,964	141,163	558,557	455,265
Provision for income taxes	49,048	36,702	111,969	118,368
Net income	$144,916	$104,461	$446,588	$336,897
Basic net income per share	$0.29	$0.22	$0.91	$0.71
Shares used in computing basic net income per share	491,710	476,942	489,017	476,982
Diluted net income per share	$0.29	$0.21	$0.88	$0.68
Shares used in computing diluted net income per share	507,821	494,226	507,860	493,498
Cash dividends declared per share	$—	$0.00625	$0.00625	$0.01875

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 2, 2005	September 3, 2004
Cash flows from operating activities:
Net income	$446,588	$336,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,880	43,007
Stock compensation expense	292	294
Deferred income taxes	(40,293)	48,442
Recovery of losses on receivables	(678)	(2,152)
Tax benefit from employee stock option plans	63,802	29,972
Net losses on sales and impairments of investments	6,318	1,645
Retirements of property and equipment	1,115	—
Changes in operating assets and liabilities:
Receivables	(28,096)	39,518
Other current assets	(16,106)	(1,509)
Trade and other payables	(6,070)	(776)
Accrued expenses	4,500	12,814
Income taxes payable	28,379	(16,793)
Deferred revenue	469	1,548
Net cash provided by operating activities	508,100	492,907
Cash flows from investing activities:
Purchases of short-term investments	(1,571,668)	(1,477,361)
Maturities of short-term investments	217,855	47,217
Sales of short-term investments	966,312	1,397,524
Acquisitions of property and equipment	(38,106)	(41,352)
Purchases of long-term investments and other assets	(24,338)	(19,024)
Cash paid for acquisitions	(9,541)	(15,545)
Investment in lease receivable	—	(126,800)
Proceeds from sale of equity securities	1,241	3,145
Net cash used for investing activities	(458,245)	(232,196)
Cash flows from financing activities:
Purchase of treasury stock	(100,092)	(408,666)
Proceeds from issuance of treasury stock	249,665	174,960
Payment of dividends	(3,044)	(8,960)
Net cash provided by (used for) financing activities	146,529	(242,666)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,277)	(166)
Net increase in cash and cash equivalents	195,107	17,879
Cash and cash equivalents at beginning of period	259,061	126,522
Cash and cash equivalents at end of period	$454,168	$144,401
Supplemental disclosures:
Cash paid during the period for income taxes	$52,574	$59,426

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include those of Adobe Systems Incorporated (“Adobe”) and our subsidiaries, after elimination of all intercompany accounts and transactions. Adobe has prepared the accompanying interim condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 3, 2004. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to provide fair consolidated balance sheets, consolidated statements of income and cash flows for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. The Condensed Consolidated Balance Sheet as of December 3, 2004 is derived from the December 3, 2004 audited consolidated financial statements. You should read these interim condensed consolidated financial statements in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 3, 2004.

Our fiscal year is a 52/53-week year. As a result, the nine months ended September 3, 2004 had an additional week as compared to the nine months ended September 2, 2005.

Reclassification

Certain amounts in fiscal 2004 as reported on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation. We reclassified $117.1 million in auction rate securities and variable rate demand obligations from cash and cash equivalents to short-term investments in the December 3, 2004, Condensed Consolidated Balance Sheet. The reclassification to short-term investments is based on the latest interpretation of cash equivalents pursuant to Statement of Financial Accounting Standards No. 95 (“SFAS 95”), “Statement of Cash Flows.”

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

Product revenue

We recognize our product revenue upon shipment, provided collection is determined to be probable and no significant obligations remain. Our desktop application products revenue from distributors is

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

subject to agreements allowing limited rights of return, rebates, and price protection. Our direct sales and OEM sales are also subject to limited rights of return. Accordingly we reduce revenue recognized for estimated future returns, price protection and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors.

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

Multiple element arrangements

We enter into revenue arrangements in which a customer may purchase a combination of software, upgrades, maintenance and support, and professional services (multiple-element arrangements). When vendor-specific objective evidence (“VSOE”) of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. For maintenance and support, VSOE of fair value is established by renewal rates. For arrangements where VSOE of fair value exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We perform ongoing credit evaluations of our customers’ financial condition and in some cases we require various forms of security. We also maintain allowances for estimated losses on receivables.

Stock-Based Incentive Compensation

We account for our stock option plans and our employee stock purchase plan using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” The following table sets forth the pro forma amounts of net income and net income per share, for the three and nine months ended September 2, 2005 and September 3, 2004, that would have resulted if we accounted for our employee stock plans under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Net income:
As reported	$144,916	$104,461	$446,588	$336,897
Add: Stock-based compensation expense for employees included in reported net income, net of related tax effects	72	31	189	191
Less: Total stock-based compensation expense for employees determined under the fair value based method, net of related tax effects	(24,531)	(22,186)	(66,550)	(84,445)
Pro forma	$120,457	$82,306	$380,227	$252,643
Basic net income per share:
As reported	$0.29	$0.22	$0.91	$0.71
Pro forma	$0.24	$0.17	$0.78	$0.53
Diluted net income per share:
As reported	$0.29	$0.21	$0.88	$0.68
Pro forma	$0.24	$0.17	$0.75	$0.51

For purposes of computing pro forma net income, we estimate the fair value of option grants and employee stock purchase plan purchase rights using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our employee stock options and employee stock purchase plan shares have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its stock-based awards.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For purposes of determining expected volatility, we consider implied volatility in market-traded options on our common stock as well as third party volatility quotes. In addition, we consider historical volatility. We will continue to monitor these and other relevant factors used to measure expected volatility for future option grants.

The assumptions used to value the option grants for the three and nine months ended September 2, 2005 and September 3, 2004, are as follows:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Expected life (in years)	3.0	2.5	3.0	2.5
Volatility	34-37%	37%	30-37%	37-40%
Risk free interest rate	3.90%	2.68-2.85%	3.38-3.90%	2.18-3.11%
Dividend yield	—	0.11%	—	0.11-0.13%

The assumptions used to value the purchase rights for the three and nine months ended September 2, 2005 and September 3, 2004, are as follows:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Expected life (in years)	1.25	1.24	1.25	1.24
Volatility	37%	37%	32-37%	37-40%
Risk free interest rate	3.58%	1.24-1.76%	3.03-3.58%	1.24-1.76%
Dividend yield	—	0.11%	—	0.11-0.13%

Option grants vest over several years and new option grants are generally made each year. Because of this, the amounts shown above may not be representative of the pro forma effect on reported net income in future years.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. We record a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. We also account for any income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies.”

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced SFAS 123 and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the recording of such expense in our consolidated statements of income. SFAS 123R allows either the modified prospective or the modified retrospective method as the method of transition. Under the modified prospective method, compensation cost is recognized beginning with the effective date of adoption (i) for all share-based payments granted after the effective date of adoption and (ii) for all stock options and restricted stock granted prior to the effective date of adoption and that remain unvested on the date of adoption. Under the modified retrospective method, prior periods may be restated for all periods presented.

In April 2005, the Securities and Exchange Commission (the “SEC”) announced that the accounting provisions of SFAS 123R are effective at the beginning of a company’s next fiscal year that begins after June 15, 2005. We are now required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Incentive Compensation” above for the pro forma net income and net income per share amounts, for the three and nine months ended September 2, 2005 and September 3, 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined the transition method or whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, Adobe will not be able to claim this tax benefit until the first quarter of fiscal 2006. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. Starting in the first quarter of fiscal 2005, Adobe has adopted the accounting and disclosure requirements as outlined in FAS 109-2. See Note 6 for further information.

NOTE 2. ACQUISITIONS

On April 17, 2005, we entered into a definitive agreement to acquire Macromedia, Inc. (“Macromedia”) in an all-stock transaction valued at approximately $3.4 billion. Under the terms of the agreement, which has been approved by the boards of directors and stockholders of both companies, Macromedia stockholders will receive, at a fixed exchange ratio, 1.38 shares of Adobe common stock for

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 2. ACQUISITIONS (Continued)

every share of Macromedia common stock in a tax-free exchange. This fixed exchange ratio gives effect to the two-for-one stock split in the form of a stock dividend paid on May 23, 2005 to the stockholders of Adobe. The $3.4 billion estimated purchase price for the acquisition includes the estimated fair value of Adobe common stock issued, stock options and restricted stock assumed, as well as estimated direct transaction costs. We derived this estimate using an average market price per share of Adobe common stock of $29.43, which was based on an average of the closing prices for a range of trading days (April 14, 2005 through April 20, 2005) around the announcement date (April 18, 2005) of the proposed transaction. The final purchase price will be determined based upon the number of Macromedia shares and options outstanding at the closing date. We anticipate that the transaction will close in Fall 2005, subject to appropriate regulatory approvals and the satisfaction of other closing conditions.

On May 3, 2004, we acquired Q-Link Technologies, Inc (“Q-Link”), a privately held company, for $15.9 million in cash. In connection with the acquisition, $14.3 million of the purchase price was allocated to goodwill. Additionally, we acquired $1.4 million in purchased technology which is being amortized, using the straight-line method, over its estimated useful life of three years. We integrated Q-Link’s Java-based workflow technology with our Intelligent Documents platform to enable customers to integrate document process management with core applications.

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Below is our goodwill reported by segment as of September 2, 2005 and December 3, 2004:

	2005	2004
Digital Imaging and Video	$14,112	$14,112
Creative Professional	4,650	4,650
Intelligent Documents	99,921	91,525
Total goodwill	$118,683	$110,287

During fiscal 2005, our goodwill increased due to the acquisition of OKYZ S.A. (“OKYZ”). OKYZ provides three dimensional (“3D”) technology and expertise to our Intelligent Documents platform.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we review our goodwill periodically for impairment. We completed our annual goodwill impairment test during the second quarter of fiscal 2005 and determined that the carrying amount of goodwill was not impaired.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES (Continued)

Purchased and other intangible assets, subject to amortization, were as follows as of September 2, 2005:

	Cost	Accumulated Amortization	Net
Purchased technology	$24,285	$(15,298)	$8,987
Localization	15,292	(7,751)	7,541
Trademarks	225	(77)	148
Other intangibles	301	(173)	128
Total other intangible assets	15,818	(8,001)	7,817
Total purchased and other intangible assets	$40,103	$(23,299)	$16,804

Purchased and other intangible assets, subject to amortization, were as follows as of December 3, 2004:

	Cost	Accumulated Amortization	Net
Purchased technology	$41,009	$(29,266)	$11,743
Localization	10,404	(7,109)	3,295
Trademarks	300	(133)	167
Other intangibles	1,105	(797)	308
Total other intangible assets	11,809	(8,039)	3,770
Total purchased and other intangible assets	$52,818	$(37,305)	$15,513

Amortization expense related to purchased and other intangible assets was $6.2 million and $14.9 million for the three and nine months ended September 2, 2005. Amortization expense related to purchased and other intangible assets was $4.7 million and $13.7 million for the three and nine months ended September 3, 2004. As of September 2, 2005, we expect amortization expense in future periods to be as shown below:

Fiscal year	Purchased Technology	Other Intangible Assets
Remainder of 2005	$1,310	$3,321
2006	3,790	4,324
2007	2,338	43
2008	559	38
2009	316	18
2010	316	18
Thereafter	358	55
Total expected amortization expense	$8,987	$7,817

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 4. OTHER ASSETS

Other assets consisted of the following as of September 2, 2005 and December 3, 2004:

	2005	2004
Investments	$44,412	$41,382
Security deposits and other	7,182	5,768
Prepaid land lease	3,311	3,340
Prepaid rent	4,061	4,838
Total other assets	$58,966	$55,328

We own limited partnership interests in Adobe Ventures which are consolidated in accordance with FASB Interpretation No. 46R a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The partnerships are controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

The following table summarizes the net realized gains and losses from our investments for the three and nine months ended September 2, 2005 and September 3, 2004:

	Three Months		Nine Months
	2005	2004	2005	2004
Net losses related to our investments in Adobe Ventures and cost method investments	$(2,081)	$(1,582)	$(5,906)	$(2,927)
Write-downs due to other-than-temporary declines in value of our marketable equity securities	—	—	(558)	—
Gains from sales of short-term investments	143	—	85	1,001
Gains (losses) on stock warrants	(124)	88	62	274
Other investment gains	18	—	18	—
Total investment loss	$(2,044)	$(1,494)	$(6,299)	$(1,652)

NOTE 5. ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 2, 2005 and December 3, 2004:

	2005	2004
Compensation and benefits	$98,100	$98,108
Sales and marketing allowances	14,585	11,857
Other	94,670	92,797
Total accrued expenses	$207,355	$202,762

NOTE 6. INCOME TAXES

During the first quarter of fiscal 2005, we completed our evaluation of the repatriation provisions of the AJCA. The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Although the AJCA

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 6. INCOME TAXES (Continued)

contained a number of limitations related to the repatriation and some uncertainty remains on key elements of the provision, we made a determination for a planned repatriation of $555.0 million of certain foreign earnings, of which $500.0 million qualifies for the 85% dividends received deduction.

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

In May 2005, the U.S. Treasury Department issued clarifying guidance documents related to the repatriation provisions of the AJCA. Based upon this guidance, we revised our estimated tax provision from $52.4 million to $43.5 million for the repatriation of certain foreign earnings. Thus, the second quarter of fiscal 2005 tax provision of $38.0 million includes an additional tax benefit of $8.9 million for income taxes related to the repatriation of certain foreign earnings that was previously accrued during our first quarter.

During the second and third quarter of fiscal 2005, a total of $355.0 million of certain foreign earnings was repatriated. The remaining repatriation will occur during the fourth quarter of fiscal 2005. At that time, further adjustments to the remaining repatriation could be required depending upon a number of factors, including required estimates of fiscal 2005 foreign earnings, 2005 foreign taxes, and statutory tax rates in effect at the time of the repatriation. We will invest these earnings pursuant to an approved Domestic Reinvestment Plan that conforms to the AJCA guidelines.

NOTE 7. STOCKHOLDERS’ EQUITY

Stock Repurchase Program I—On-going Dilution Coverage

To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and from time to time enter into structured stock repurchase agreements with third parties.

Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time.

On April 17, 2005, the Board of Directors approved the use of $1.0 billion for stock repurchases commencing upon the close of the Macromedia acquisition.

During the nine months ended September 2, 2005, we entered into several structured stock repurchase agreements with large financial institutions. Under these agreements, we provided the financial institutions with up-front payments totaling $100.0 million. The financial institutions agreed to deliver to

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY (Continued)

us, at certain intervals during the contract term, a certain number of our shares based on the volume weighted average price during such intervals less a specified discount. Upon payment, the $100.0 million was classified as treasury stock on our balance sheet. As of September 2, 2005, no upfront payments remained under these agreements. As of December 3, 2004, approximately $127.7 million of up-front payments remained under agreements entered into during fiscal 2004.

During the nine months ended September 2, 2005, we repurchased 7.5 million shares at an average price of $30.36 through these structured stock repurchase agreements which included prepayments remaining from fiscal 2004, as described above. During the nine months ended September 3, 2004, we repurchased 12.4 million shares at an average price of $20.82 through open market repurchases and 4.5 million shares at an average price of $21.51 through these structured stock repurchase agreements.

Stock Repurchase Program II—Additional Authorization above Dilution Coverage

On September 25, 2002, our Board of Directors authorized a program to purchase up to an additional 10.0 million shares of our common stock over a three-year period, subject to certain business and cash flow requirements. We did not make any purchases under this 10.0 million share repurchase program. The authorization for this program expired in September 2005.

NOTE 8. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of other comprehensive income that we currently report are unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments. We also report gains and losses on derivative instruments qualifying as cash flow hedges such as (i) hedging a forecasted foreign currency transaction and (ii) the variability of cash flows to be received or paid related to a recognized asset or liability.

The following table sets forth the components of comprehensive income, net of income tax expense, for the three and nine months ended September 2, 2005 and September 3, 2004:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Net income as reported	$144,916	$104,461	$446,588	$336,897
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net of tax	(292)	3,024	(194)	(4,002)
Currency translation adjustments	1,973	(11)	(1,277)	(165)
Net gain (loss) in derivative instruments, net of taxes	(5,015)	850	949	4,609
Other comprehensive income (loss)	(3,334)	3,863	(522)	442
Total comprehensive income, net of taxes	$141,582	$108,324	$446,066	$337,339

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

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

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 2, 2005 and September 3, 2004:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Net income	$144,916	$104,461	$446,588	$336,897
Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	491,710	476,942	489,017	476,982
Dilutive common equivalent shares:
Unvested restricted stock	36	22	36	22
Stock options	16,075	17,262	18,807	16,494
Shares used to compute diluted net income per share	507,821	494,226	507,860	493,498
Basic net income per share	$0.29	$0.22	$0.91	$0.71
Diluted net income per share	$0.29	$0.21	$0.88	$0.68

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2025. We also have one land lease that expires in 2091.

We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the “Almaden tower” and the “East and West towers.”

In December 2003, upon completion of construction of the Almaden tower, we began a five year lease agreement. Under the agreement, we have the option to purchase the building at any time during the lease term for the lease balance, which is approximately $103.0 million. The maximum recourse amount (“residual value guarantee”) under this obligation is $90.8 million.

In August 2004, we extended the lease agreement for our East and West towers for an additional five years with an option to extend for an additional five years solely at Adobe’s election. As part of the lease extension, we purchased a portion of the lease receivable of the lessor for $126.8 million, which is recorded as an investment in lease receivable on our consolidated balance sheet. This purchase may be credited against the residual value guarantee if we purchase the properties or repaid from the sale proceeds if the properties are sold to third parties. Under the agreement for the East and West towers, we have the option to purchase the buildings at any time during the lease term for the lease balance, which is approximately $143.2 million. The residual value guarantee under this obligation is $126.8 million.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

These two leases are both subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessors quarterly. As of September 2, 2005, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the current lease term, we can extend the lease for an additional five year term (for the East and West towers lease only), purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we have recognized a $5.2 million liability related to the East and West towers lease that was extended in August 2004. This liability is recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the lease. As of September 2, 2005, the unamortized portion of the fair value of the residual value guarantee remaining in other long-term liabilities and prepaid rent was $4.1 million.

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

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

We have commitments to make certain milestone and/or retention payments typically entered into in conjunction with various acquisitions, for which we have made accruals in our consolidated financial statements. In connection with certain acquisitions and purchases of technology assets, we entered into employee retention agreements and are required to make payments upon satisfaction of certain conditions in the agreements. These costs are being amortized over the retention period to compensation expense. As of September 2, 2005, we have $0.7 million remaining to be paid under our retention agreements.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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

Legal Actions

On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc. and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled “Client-Server System Using Embedded Hypertext Tags for Application and Database Development.” The Plaintiff’s complaint asserts that “defendants have infringed, and continue to infringe, one or more claims of the ‘712 patent by making, using, selling and/or offering for sale, inter alia, products supporting Microsoft Active Server Pages technology.” Plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for “willful infringement,” and fees and costs. We believe the action has no merit and are vigorously defending against it. We cannot estimate any possible loss at this time.

On June 13, 2005, Plaintiff Steve Staehr filed a shareholder derivative action entitled “Steve Staehr, Derivatively on Behalf of Adobe Systems Incorporated v. Bruce R. Chizen, et. al.,” in the Superior Court of the State of California for the County of Santa Clara against Adobe’s directors and naming Adobe as a nominal defendant. The complaint alleges that the defendants breached their fiduciary duties of loyalty and due care and caused Adobe to waste corporate assets by failing to renegotiate or terminate the acquisition agreement with Macromedia following the announcement by Macromedia that it would restate its financial results for the fiscal years ended March 31, 1999 through 2004 and by failing to conduct

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

sufficient due diligence prior to entering into the acquisition agreement. The complaint seeks, among other things, unspecified monetary damages, attorneys’ fees and certain forms of equitable relief, including preliminarily and permanently enjoining the consummation of the acquisition. On August 18, 2005, Plaintiff amended his complaint to add a purported class action. Adobe has obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Adobe’s bylaws and certificate of incorporation. Such obligations may apply to this lawsuit. We believe the action has no merit and are vigorously defending against it. We cannot estimate any possible loss at this time.

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

One such case is Consultores en Computación y Contabilidad, S.C. (“CCC”) v. Microsoft, Adobe, Symantec, and Autodesk (the “Defendants”). On March 1, 2002, CCC, a Mexican hardware/software reseller, filed a lawsuit in the Mexico Court of First Instance against the Defendants (all members of the Business Software Alliance). CCC had previously been the target of a criminal anti-piracy enforcement action carried out by the Mexican police authorities on the basis of a piracy complaint filed by the Defendants based on evidence provided to the Defendants. CCC alleged in the lawsuit that it had suffered damages to its reputation as a result of the enforcement action. CCC did not claim economic damages. On November 11, 2002, the trial court judge ruled in favor of the Defendants, holding that no moral damage occurred. After subsequent appeals which were favorable to the Defendants, a court of appeals held that the Defendants were liable to CCC for “moral” damages, and the court remanded the case to the Court of First Instance for a determination of the amount. On September 9, 2005, CCC filed its damages brief, claiming moral damages in excess of $800 million. We believe that the damages claim has no merit and are vigorously defending against it. We cannot estimate any possible loss at this time.

From time to time, in addition to those identified above, Adobe is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with U.S. generally accepted accounting principles, Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against Adobe. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

such contingencies. No amount has been accrued for these matters as a loss is not considered probable or estimable.

NOTE 11. FINANCIAL INSTRUMENTS

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” we recognize derivative instruments as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Economic Hedging—Hedges of Forecasted Transactions

We use option and forward foreign exchange contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. Such cash flow exposures result from portions of our forecasted revenues denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. We enter into these foreign exchange contracts to hedge forecasted product licensing revenue in the normal course of business, and accordingly, they are not speculative in nature.

We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income on the consolidated statement of income at that time. For the three and nine months ended September 2, 2005, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

The critical terms of the cash flow hedging instruments are the same as the underlying forecasted transactions. The changes in fair value of the derivatives are intended to offset changes in the expected cash flows from the forecasted transactions. We record any ineffective portion of the hedging instruments in other income on the consolidated statement of income. The time value of purchased derivative instruments, including premium costs on option contracts, is deemed to be ineffective and is recorded in other income over the life of the contract.

Gain (Loss) on Hedges of Forecasted Transactions:

	Other Comprehensive Loss
	September 2,	December 3,
Balance Sheet	2005	2004
Recognized but Unrealized—Open Transactions:
Unrealized net gain remaining in other comprehensive loss	$949	$—

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 11. FINANCIAL INSTRUMENTS (Continued)

	Three Months Ended
	September 2, 2005		September 3, 2004
Income Statement	Revenue	Other Income	Revenue	Other Income
Realized—Closed Transactions:
Realized net gain reclassified from other comprehensive loss to revenue	$5,351	$—	$1,055	$—
Realized net loss from the cost of purchased options and gains or losses from any ineffective portion of hedges	—	(1,061)	—	(1,718)
Recognized but Unrealized—Open Transactions:
Unrealized net gain (loss) from time value degradation and any ineffective portion of hedges	—	233	—	(555)
	$5,351	$(828)	$1,055	$(2,273)

	Nine Months Ended
	September 2, 2005		September 3, 2004
	Revenue	Other Income	Revenue	Other Income
Realized—Closed Transactions:
Realized net gain (loss) reclassified from other comprehensive loss to revenue	$5,351	$—	$(514)	$—
Realized net loss from the cost of purchased options and gains or losses from any ineffective portion of hedges	—	(5,567)	—	(4,793)
Recognized but Unrealized—Open Transactions:
Unrealized net gain (loss) from time value degradation and any ineffective portion of hedges	—	2,915	—	(648)
	$5,351	$(2,652)	$(514)	$(5,441)

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At September 2, 2005, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 11. FINANCIAL INSTRUMENTS (Continued)

Net gains recognized in other income relating to balance sheet hedging for the three and nine months ended September 2, 2005 and September 3, 2004 were as follows:

	Three Months		Nine Months
	2005	2004	2005	2004
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	$19	$(1,222)	$(5,434)	$(2,050)
Net unrealized gain (loss) recognized in other income	1,280	(640)	(1,099)	1,533
	1,299	(1,862)	(6,533)	(517)
Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	3,956	(1,110)	6,521	(7,062)
Net unrealized gain (loss) recognized in other income	(4,281)	2,276	1,860	7,405
	(325)	1,166	8,381	343
Net gain (loss) recognized in other income	$974	$(696)	$1,848	$(174)

Fair Value Hedges—Hedging of Foreign Currency Denominated Available for Sale Securities

During fiscal 2004, a portion of our investment portfolio was invested in euro denominated securities. In order to mitigate the currency risk of those euro denominated securities, we entered into forward currency contracts designated as fair value hedges. During fiscal 2005, we did not invest in euro denominated securities.

Net gains recognized in other income relating to fair value hedges for the three and nine months ended September 3, 2004 were as follows:

	Three	Nine
	Months	Months
Gain (loss) on foreign currency assets and liabilities:
Net realized gain recognized in other income	$297	$2,234
Net unrealized loss recognized in other income	(1,755)	(1,935)
	(1,458)	299
Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	(317)	3,026
Net unrealized gain (loss) recognized in other income	1,663	(3,482)
	1,346	(456)
Net loss recognized in other income	$(112)	$(157)

NOTE 12. INDUSTRY SEGMENTS

We have four reportable segments: Digital Imaging and Video, Creative Professional, Intelligent Documents, and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing, enhancing and sharing digital images and photographs, digital video, audio and animations. The Creative Professional segment provides software for professional page layout,

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 12. INDUSTRY SEGMENTS (Continued)

professional Web page layout, graphic and illustration creation, technical document publishing and business publishing. Additionally, this segment includes Photoshop and Acrobat Professional as part of its Adobe Creative Suite products. The Intelligent Documents segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, this segment provides server-based solutions for enterprises, in the areas of document generation, document process management, document collaboration, document workflow and document control and security. The OEM PostScript and Other segment includes printing technology used to create and print simple or visually rich documents with precision.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. With the exception of goodwill, we do not identify or allocate our assets by operating segments. See Note 3 for the allocation of goodwill to our reportable segments.

				OEM
	Digital			PostScript
	Imaging and	Creative	Intelligent	and
Three Months	Video	Professional	Documents	Other	Total
2005
Revenue	$95,589	$206,308	$165,850	$19,292	$487,039
Cost of revenue	8,325	7,037	10,864	1,254	27,480
Gross profit	$87,264	$199,271	$154,986	$18,038	$459,559
Gross profit as a percentage of revenues	91%	97%	93%	93%	94%
2004
Revenue	$98,449	$150,395	$135,548	$19,321	$403,713
Cost of revenue	7,984	5,847	8,323	1,415	23,569
Gross profit	$90,465	$144,548	$127,225	$17,906	$380,144
Gross profit as a percentage of revenues	92%	96%	94%	93%	94%

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 12. INDUSTRY SEGMENTS (Continued)

				OEM
	Digital			PostScript
	Imaging and	Creative	Intelligent	and
Nine Months	Video	Professional	Documents	Other	Total
2005
Revenue	$318,113	$551,421	$526,955	$59,461	$1,455,950
Cost of revenue	26,185	17,037	34,750	3,911	81,883
Gross profit	$291,928	$534,384	$492,205	$55,550	$1,374,067
Gross profit as a percentage of revenues	92%	97%	93%	93%	94%
2004
Revenue	$312,228	$461,924	$401,923	$61,004	$1,237,079
Cost of revenue	27,072	16,140	27,974	3,820	75,006
Gross profit	$285,156	$445,784	$373,949	$57,184	$1,162,073
Gross profit as a percentage of revenues	91%	97%	93%	94%	94%

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and nine months ended September 2, 2005 and September 3, 2004 is as follows:

	Three Months		Nine Months
	2005	2004	2005	2004
Total gross profit from operating segments above	$459,559	$380,144	$1,374,067	$1,162,073
Total operating expenses*	275,971	239,830	837,563	716,658
Total operating income	183,588	140,314	536,504	445,415
Other income, net	10,376	849	22,053	9,850
Income before income taxes	$193,964	$141,163	$558,557	$455,265

*                     Total operating expenses include research and development, sales and marketing, and general and administrative.

NOTE 13. SUBSEQUENT EVENT

In September 2005, we entered into additional structured stock repurchase agreements with large financial institutions. Under these agreements, we provided the financial institutions with up-front payments totaling $500.0 million. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of shares based on the volume weighted average price during such intervals less a specified discount. The $500.0 million will be classified as treasury stock on our balance sheet. No shares have been delivered under these agreements.

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

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, acquisitions and investing activities, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Performance.” You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for fiscal 2004  and the Quarterly Report on Form 10-Q filed by us in fiscal 2005. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding Adobe’s focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PENDING ACQUISITION

On April 17, 2005, we entered into a definitive agreement to acquire Macromedia in an all-stock transaction valued at approximately $3.4 billion. Under the terms of the agreement, which has been approved by the boards of directors and the stockholders of both companies, Macromedia stockholders will receive, at a fixed exchange ratio, 1.38 shares of Adobe common stock for every share of Macromedia common stock in a tax-free exchange. This fixed exchange ratio gives effect to the two-for-one stock split in the form of a stock dividend paid on May 23, 2005 to the stockholders of Adobe. We anticipate that the transaction will close in Fall 2005, subject to appropriate regulatory approvals and the satisfaction of other closing conditions. We expect the acquisition to have a significant impact on our consolidated financial position, results of operations and cash flows. The discussions in this Quarterly Report on Form 10-Q relate to Adobe as a standalone entity and do not reflect the impact of the acquisition.

BUSINESS OVERVIEW

Founded in 1982, Adobe Systems Incorporated offers a line of software and services for consumers, creative professionals and enterprises, in both public and private sectors. Our products are digital imaging, design, and document technology platforms which enable customers to create, manage and deliver visually rich, compelling and reliable content. We distribute our products through a network of distributors and dealers, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”) and original equipment manufacturers (“OEMs”); direct to end users; and through our own Web site at www.adobe.com. We also license our technology to major hardware manufacturers, software developers and service providers and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas; Europe, Middle East and Africa (“EMEA”); and Asia. Our software runs on Microsoft Windows, Apple Macintosh, Linux, UNIX and various non-personal computer platforms, depending on the product.

We maintain executive offices and principal facilities at 345 Park Avenue, San Jose, California 95110-2704. Our telephone number is 408-536-6000. We maintain a Web site at www.adobe.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC Web site at www.sec.gov.

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and income taxes have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see the discussion in the section titled “Recent Accounting Pronouncements” below and Note 1 of our Notes to Condensed Consolidated Financial Statements.

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

Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In April 2005, the SEC announced that the accounting provisions of SFAS 123R are effective at the beginning of a company’s next fiscal year that begins after June 15, 2005. We are now required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in our Notes to Condensed Consolidated Financial Statements for the pro forma net income and net income per share amounts as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

In December 2004, the FASB issued FAS 109-2. See “Provision for Income Taxes” under “Results of Operations” and Note 6 in our Notes to Condensed Consolidated Financial Statements for further information.

See Note 1 in our Notes to Condensed Consolidated Financial Statements for information regarding other recent accounting pronouncements.

RESULTS OF OPERATIONS

Overview of the Three and Nine Months Ended September 2, 2005

During the third quarter of fiscal 2005, we continued to focus on delivering comprehensive technology platforms to our customers to drive revenue and earnings growth. We released version 2 of our Adobe Creative Suite products in non-English languages during the quarter. Creative Suite 2.0 integrates new full-versions of Adobe’s design and publishing software, along with Version Cue CS2 and a new visual file browser called Adobe Bridge. Momentum continued in the quarter for InDesign CS2, which also was launched in non-English languages during the third quarter. In our Intelligent Documents business, we achieved year-over-year growth with our Acrobat 7.0 family of products which began shipping in the first quarter. Acrobat 7.0 has numerous new features to help drive increased adoption by users in enterprises, governments, and specialized vertical markets such as architecture, engineering and construction. We also achieved year-over-year growth in our Intelligent Document server-based business, offset slightly by a year-over-year decline in our Digital Imaging and Video business.

We continue to focus on delivering innovative products and solutions for our customers. Our success could be limited by several factors, including the timely release of new products, continued market acceptance of our products, the introduction of new products by existing or new competitors and unfavorable exchange rate fluctuations. For a further discussion of these and other risk factors, see the section titled “Factors That May Affect Future Performance.”

Revenue for the Three and Nine Months Ended September 2, 2005 and September 3, 2004

	Three Months		Percent	Nine Months		Percent
	2005	2004	Change	2005	2004	Change
Product	$476.0	$395.4	20%	$1,424.9	$1,213.8	17%
Percentage of total revenues	98%	98%		98%	98%
Services and support	11.0	8.3	33%	31.1	23.3	34%
Percentage of total revenues	2%	2%		2%	2%
Total revenues	$487.0	$403.7	21%	$1,456.0	$1,237.1	18%

We have four reportable segments that offer different product lines: Digital Imaging and Video, Creative Professional, Intelligent Documents, and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing, enhancing and sharing digital images and photographs, digital video, audio and animations. The Creative Professional segment provides software for professional page layout, professional Web page layout, graphic and illustration creation, technical document publishing and business publishing. Additionally, this segment includes Photoshop and Acrobat Professional as part of its Adobe Creative Suite products. The Intelligent Documents segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, this segment provides server-based solutions for private and public sector enterprises, in the areas of document generation, document process management, document collaboration, document workflow and document control and security. The OEM PostScript and Other segment includes printing technology used to create and print simple or visually rich documents with precision.

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

Segment Information

	Three Months		Percent	Nine Months		Percent
	2005	2004	Change	2005	2004	Change
Digital Imaging and Video	$95.6	$98.4	(3)%	$318.1	$312.2	2%
Percentage of total revenues	20%	24%		22%	25%
Creative Professional	206.3	150.4	37%	551.4	461.9	19%
Percentage of total revenues	42%	37%		38%	37%
Intelligent Documents	165.8	135.5	22%	527.0	401.9	31%
Percentage of total revenues	34%	34%		36%	33%
OEM PostScript and Other	19.3	19.4	—%	59.5	61.1	(3)%
Percentage of total revenues	4%	5%		4%	5%
Total revenues	$487.0	$403.7	21%	$1,456.0	$1,237.1	18%

Revenue from our Digital Imaging and Video segment decreased slightly during the three months ended September 2, 2005 primarily due to a 23% decrease in revenues from our digital video software products as a result of product lifecycle timing. This decrease was partially offset by a 3% increase in revenues from our digital imaging software products which was attributable to the continuing success of releases earlier in the year and at the end of fiscal 2004. Revenue from our Digital Imaging and Video segment increased slightly during the nine months ended September 2, 2005 primarily due to a 5% increase in revenues from our digital imaging software products which was attributable to the continuing success of releases earlier in the year and at the end of fiscal 2004. This increase was partially offset by a 10% decrease in revenues from our digital video software products as a result of product lifecycle timing.

Revenue from our Creative Professional segment increased during the three and nine months ended September 2, 2005 primarily due to a 54% and 29% increase in revenues, respectively, from the new versions of our Adobe Creative Suite products which were released in the second quarter of fiscal 2005. There were no notable decreases for the three and nine months ended September 2, 2005.

Revenue from our Intelligent Documents segment increased during the three and nine months ended September 2, 2005 primarily due to the 28% and 36% increase in revenues, respectively, from our Acrobat desktop products. The increase in revenues from our Acrobat desktop products is due to continued adoption of Acrobat desktop products and the release of Acrobat 7.0 during the first quarter of fiscal 2005. Revenue from our Intelligent Documents server-based products increased approximately 3% and 9%, respectively, during the three and nine months ended September 2, 2005 due to increased licensing and server support revenue, as we continue to focus on both the government sector and financial services. Additionally, revenue from our Intelligent Documents segment increased for the nine months ended September 2, 2005 due to an increase in revenues from our Professional Services.

Revenue from our OEM PostScript and Other segment remained relatively flat for the three months ended September 2, 2005. Revenue from this segment decreased during the nine months ended September 2, 2005 primarily due to a decline in pricing resulting from competition from clone PostScript technologies. Revenue from this segment has declined over the last few years and we expect this trend to continue, but if the decline significantly exceeds our expectations, it may harm our future results.

Geographic Information

	Three Months		Percent	Nine Months		Percent
	2005	2004	Change	2005	2004	Change
Americas	$228.3	$195.9	17%	$688.7	$561.9	23%
Percentage of total revenues	47%	48%		47%	45%
EMEA	153.0	123.5	24%	448.6	401.9	12%
Percentage of total revenues	31%	31%		31%	33%
Asia	105.7	84.3	25%	318.7	273.3	17%
Percentage of total revenues	22%	21%		22%	22%
Total revenues	$487.0	$403.7	21%	$1,456.0	$1,237.1	18%

Revenue in the Americas increased during the three months ended September 2, 2005 due to the strength of our Creative Professional and Intelligent Document products. Revenue in the Americas increased during the nine months ended September 2, 2005 due to the strength of our Digital Imaging and Video, Creative Professional and Intelligent Document products.

Revenue in EMEA increased during the three months ended September 2, 2005 due to the strength of our Digital Imaging and Video, Creative Professional and Intelligent Document products. Revenue in EMEA increased during the nine months ended September 2, 2005 due to the strength of our Creative Professional and Intelligent Document products.

Revenue in Asia increased during the three months ended September 2, 2005 due to the strength of our Digital Imaging and Video, Creative Professional and Intelligent Document products. Revenue in Asia increased during the nine months ended September 2, 2005 due to the strength of our Creative Professional and Intelligent Document products.

Additionally, revenues in EMEA and Asia increased approximately $2.9 million and $24.3 million during the three and nine months ended September 2, 2005, respectively, over the same reporting periods last year due to the strength of the euro and the yen as compared to the U.S. dollar.

Platform Information

	Three Months		Nine Months
	2005	2004	2005	2004
Windows	73%	73%	74%	72%
Macintosh	27%	27%	26%	28%

We expect a growth trend towards the Windows platform over the long term due to our targeting of business users with our Intelligent Documents desktop products, where the majority of users run the Windows operating system.

Inventory Information

At the end of the third quarter of fiscal 2005 our channel inventory position was within our global inventory policy which allows up to an estimated 4.5 weeks of anticipated product supply at our distributors.

With regard to our product backlog, our experience is that the actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects. For example, prior to the finalization and release of new products, we may have significant levels of orders for new product releases. Our backlog of unfulfilled orders at the end of the third quarter of fiscal 2005, other than those associated with new product releases, those pending credit review and those due to the application of our global channel inventory policy, was approximately 2% of reported third quarter fiscal 2005 revenue. The comparable backlog at the end of the second quarter of fiscal 2005 was approximately 6% of second quarter fiscal 2005 revenue.

Cost of Revenues for the Three and Nine Months Ended September 2, 2005 and September 3, 2004

	Three Months		Percent	Nine Months		Percent
	2005	2004	Change	2005	2004	Change
Product	$21.6	$19.0	13%	$65.2	$62.7	4%
Percentage of total revenues	4%	5%		5%	5%
Services and support	5.9	4.5	30%	16.7	12.3	35%
Percentage of total revenues	1%	1%		1%	1%
Total cost of revenues	$27.5	$23.5	17%	$81.9	$75.0	9%

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies and the costs associated with the manufacturing of our products.

Cost of product revenue increased 10% during the three months ended September 2, 2005 as compared to the three months ended September 3, 2004 due to an increase in our localization costs related to our product launches. Cost of product revenue also increased 4% due to material costs related to higher shrink-wrap revenue. These increases were partially offset by a 1% decrease in cost of product revenue due to various individually insignificant items. Cost of product revenue increased 5% for the nine months ended September 2, 2005 as compared to the nine months ended September 3, 2004 due to material costs related to higher shrink-wrap revenue. Cost of product revenue also increased 3% related to royalties for licensed technologies, localization costs for our product launches and excess and obsolete inventory expenses. These increases were partially offset by a 6% decrease in cost of product revenue due to a one time charge related to a litigation settlement that occurred during the second quarter of fiscal 2004. The remaining 2% increase in cost of product revenue for the nine months ended September 2, 2005 was due to various individually insignificant items.

Cost of services and support revenue is composed primarily of employee-related costs and related costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased for the three and nine months ended September 2, 2005 as compared to the three and nine months ended September 3, 2004 due to increases in outsourced consulting fees.

Operating Expenses for the Three and Nine Months Ended September 2, 2005 and September 3, 2004

	Three Months		Percent	Nine Months		Percent
	2005	2004	Change	2005	2004	Change
Research and development	$94.6	$80.1	18%	$270.7	$231.2	17%
Percentage of total revenues	19%	20%		19%	19%

Research and development expenses consist of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased 9% and 10% during the three and nine months ended September 2, 2005 as compared to the three and nine months ended September 3, 2004, respectively, due to compensation and related benefits associated with headcount growth and higher incentive compensation. Research and development increased 4% and 2% during the three and nine months ended September 2, 2005, respectively, due to purchases of equipment, software licenses and technology. Research and development also increased 1% and 2% during the three and nine months ended September 2, 2005, respectively due to an increase in contractors. The remaining increase in research and development expenses for the three and nine months ended September 2, 2005 was due to various individually insignificant items.

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

	Three Months		Percent	Nine Months		Percent
	2005	2004	Change	2004	2003	Change
Sales and marketing	$143.7	$122.9	17%	$446.1	$380.9	17%
Percentage of total revenues	30%	31%		31%	31%

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

Sales and marketing expenses increased 7% and 8% during the three and nine months ended September 2, 2005 as compared to the three and nine months ended September 3, 2004, respectively, due to compensation and related benefits associated with headcount growth and higher incentive compensation. Sales and marketing expenses increased 7% and 6% during the three and nine months ended September 2, 2005, respectively, due to increased marketing spending related to product launches as well as overall marketing efforts to further increase revenues. The remaining increase in sales and marketing expenses for the three and nine months ended September 2, 2005 was due to various individually insignificant items.

	Three Months		Percent	Nine Months		Percent
	2005	2004	Change	2005	2004	Change
General and administrative	$37.6	$36.8	2%	$120.8	$104.6	16%
Percentage of total revenues	8%	9%		8%	9%

General and administrative expenses consist of compensation and benefit expenses, travel expenses, and related facilities costs for our finance, facilities, human resources, legal, information services and executive personnel. General and administrative expenses also include outside legal and auditing fees, provision for bad debts, and expenses associated with computer equipment and software used in the administration of the business.

General and administrative expenses increased 5% and 6% during the three and nine months ended September 2, 2005 as compared to the three months ended September 3, 2004 due to compensation and related benefits associated with headcount growth and higher incentive compensation. During the three and nine months ended September 2, 2005, general and administrative expenses also increased 4% and 2%, respectively, due to purchases and repairs and maintenance of equipment and 2% and 4%, respectively, due to higher professional fees. These increases were partially offset by a decrease of 12% and 4% due to lower legal costs in the three and nine months ended September 2, 2005, respectively. The remaining increase in general and administrative expenses for the three months ended September 2, 2005 was due to various individually insignificant items. During the nine months ended September 2, 2005, general and administrative expenses also increased 2% due to higher depreciation, 1% due to higher bad debt expenses and 1% due to higher charitable contributions. The remaining increase in general and administrative expenses for the nine months ended September 2, 2005 was due to various individually insignificant items.

Non-Operating Income for the Three and Nine Months Ended September 2, 2005 and September 3, 2004

	Three Months		Percent	Nine Months		Percent
	2005	2004	Change	2005	2004	Change
Investment loss	$(2.0)	$(1.5)	37%	$(6.3)	$(1.7)	†
Percentage of total revenues	*	*		*	*
Interest and other income	12.4	2.3	†	28.4	11.5	†
Percentage of total revenues	3%	1%		2%	1%
Total non-operating income	$10.4	$0.8	†	$22.1	$9.8	†

*                    Percentage is less than one percent.

†                    Percentage is not meaningful.

Investment Loss

Investment loss consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and gains and losses of Adobe Ventures.

	Three Months		Nine Months
	2005	2004	2005	2004
Net losses related to our investments in Adobe Ventures and cost method investments	$(2.0)	$(1.6)	$(5.9)	$(2.9)
Write-downs due to other-than-temporary declines in value of our marketable equity securities	—	—	(0.6)	—
Gains from sales of short-term investments	0.1	—	0.1	1.0
Gains (losses) on stock warrants	(0.1)	0.1	0.1	0.2
Total investment loss	$(2.0)	$(1.5)	$(6.3)	$(1.7)

We are uncertain of future investment gains or losses as they are primarily dependent upon the operations of the underlying investee companies.

Interest and Other Income

The largest component of interest and other income is interest earned on cash, cash equivalents and short-term fixed income investments, but also includes gains and losses on the sale of fixed income investments, foreign exchange transactions and hedging gains and losses, and interest expense.

Interest and other income increased during the three and nine months ended September 2, 2005 as compared to the three and nine months ended September 3, 2004 due to higher interest income as a result of higher levels of cash and higher interest rates during fiscal 2005, as well as higher gains on foreign currency hedging.

Provision for Income Taxes for the Three and Nine Months Ended September 2, 2005 and September 3, 2004

	Three Months		Percent	Nine Months		Percent
	2005	2004	Change	2005	2004	Change
Provision for income taxes	$49.0	$36.7	34%	$112.0	$118.4	(5)%
Percentage of total revenues	10%	9%		8%	10%
Effective tax rate	25%	26%		20%	26%

Our effective tax rate decreased 1% in the three months ended September 2, 2005 as compared to the three months ended September 3, 2004 due to higher international profits which are taxed at a lower effective tax rate.

Our effective tax rate decreased 5% during the nine months ended September 2, 2005 as compared to the nine months ended September 3, 2004 due to a tax benefit recognized for the planned repatriation of certain foreign earnings under the AJCA. The net tax benefit includes a reversal for taxes on foreign earnings for which a deferred tax liability had been previously accrued. In addition, our effective tax rate decreased 1% because of higher international profits which are taxed at a lower effective tax rate.

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

The end markets for our software products are intensely and increasingly competitive, and are significantly affected by product introductions and market activities of industry competitors. With respect to our Intelligent Documents platform, we are seeing an increase in competition from Microsoft. In addition to Microsoft’s InfoPath product, which competes with certain aspects of Adobe’s forms technology, Microsoft has announced its next generation operating system, called Vista, expected to ship in late 2006. Vista will include a new document format, called XML Paper Specification (XPS), which will compete with Adobe PDF. Certain aspects of XPS may also compete with our Adobe PostScript technologies and solutions. In addition, Microsoft’s new version of Office will include an updated version of its SharePoint product which will compete with certain aspects of Adobe’s LiveCycle products. Given Microsoft’s market dominance, InfoPath, XPS, SharePoint, or any new competitive Microsoft product or technology that is bundled as part of its Office product or operating system, could harm our overall Intelligent Documents market opportunity. Also, some enterprise vendors provide intelligent document capabilities that could directly or indirectly compete with our Intelligent Documents products. For example, IBM’s recent acquisition announcement of PureEdge Solutions will add functionality to IBM’s already existing intelligent document capabilities that may compete with certain aspects of Adobe’s LiveCycle products. Additionally, content creation/ management tools that use other formats for electronic document distribution provide alternate solutions to customers, and indirectly compete with Adobe’s Intelligent Documents products and the use of Adobe PDF. Microsoft recently indicated its next version of Microsoft Office will include built-in support for saving Office documents in PDF format, which will compete with PDF creation functionality available in Adobe's Acrobat desktop product family. We also are seeing an increase in competition from clone PDF products marketed by other companies. With respect to Adobe’s Digital Imaging and Video products as well as our Creative Professional products, we are seeing competition from many companies, including Microsoft, Apple, Avid and Google, as they increase their presence in the digital imaging and digital video markets. Microsoft recently announced a new suite of products, called Expression Studio, which is scheduled to be released in 2006 and which will compete with Adobe Creative Suite. Expression Studio includes Microsoft Expression Graphic Designer which will compete with Adobe’s Photoshop and Illustrator products, and Microsoft Expression Web Designer, which will compete with Adobe’s GoLive product. Microsoft’s Front Page and Visual Studio products also compete with Adobe’s GoLive product. Microsoft may include features in the Vista operating system that will have imaging functionality. We also face competition from certain Open Source products. Additionally, many digital camera manufacturers are bundling their own or our competitors’ digital imaging and video software products with their digital camera products. If these competing products achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations.

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

We may not realize the anticipated benefits of past, present or future acquisitions, and integration of acquisitions may disrupt our business and management.

We have in the past and may in the future acquire additional companies, products or technologies. Most recently, we announced an agreement to acquire Macromedia, Inc. in April 2005, which is still pending. We may not realize the anticipated benefits of this or any other acquisition and each acquisition has numerous risks. These risks include:

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

•       difficulty integrating the acquired company’s accounting, management information, human resources and other administrative systems;

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

•       potential inability to assert that internal controls over financial reporting are effective;

•       potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions; and

•       potential delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product offerings.

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

We distribute our application products primarily through distributors, resellers, retailers and increasingly systems integrators, ISVs and VARs (collectively referred to as “distributors”). A significant amount of our revenue for application products is from two distributors, Ingram Micro, Inc. and Tech Data Corporation. In addition, our channel program focuses our efforts on larger distributors, which has resulted in our dependence on a relatively small number of distributors licensing a large amount of our products. Our distributors also sell our competitors’ products, and if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. In addition, the financial health of these distributors and our continuing relationships with them are important to our success. Some of these distributors may be unable to withstand adverse changes in business conditions. Our business could be seriously harmed if the financial condition of some of these distributors substantially weakens.

If our internal computer network and applications suffer disruptions or fail to operate as designed our operations will be disrupted and our business may be harmed.

We rely on our network infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational, support and sales activities. The hardware and software systems related to such activities are subject to damage from earthquakes, floods, fires, power loss, telecommunication failures and other similar events. They are also subject to acts such as computer viruses, physical or electronic vandalism or other similar disruptions also could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. We have developed disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, as they could impact our sales and damage our reputation and the reputation of our products. Any event that causes failures or interruption in our hardware or software systems could result in disruption in our business operations, loss of revenues or damage to our reputation.

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

Due to the factors noted above, our future earnings and stock price may be subject to volatility, particularly on a quarterly basis. Shortfalls in revenue or earnings or delays in the release of products or upgrades compared to analysts’ or investors’ expectations have caused and could cause in the future an immediate and significant decline in the trading price of our common stock. Additionally, we may not learn of such shortfalls or delays until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock. Finally, we participate in a highly dynamic industry. In addition to factors specific to us, changes in analysts’ earnings estimates for us or our industry, and factors affecting the corporate environment, our industry, or the securities markets in general, have resulted, and may in the future result, in volatility of our common stock price.

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

As announced by Adobe on April 18, 2005, Adobe’s board of directors has approved the use of up to $1.0 billion for the repurchase, on a discretionary basis, of Adobe stock. These repurchases are expected to commence following the consummation of the Macromedia acquisition. We expect to repurchase shares, as business conditions warrant, for cash, in open market transactions at prevailing market prices, or through structured stock repurchase transactions. We expect to use a significant portion of the cash that is expected to be held by the combined company upon the consummation of the acquisition. This use of cash could limit our future flexibility to complete acquisitions of businesses or technology or other transactions, or make investments in research and development or other aspects of our operations, that might be in our best interests.

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

•       software revenue recognition

•       accounting for share-based payments

•       accounting for income taxes

•       accounting for business combinations and related goodwill

In particular, the FASB recently issued SFAS 123R which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for annual periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the first quarter of fiscal year 2006. We believe that the adoption of SFAS 123R will have a significant adverse effect on our reported financial results and may impact the way in which we conduct our business. Please refer to the section entitled “Recent Accounting Pronouncements” for further information regarding SFAS 123R.

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

EMPLOYEE AND DIRECTOR STOCK OPTIONS

Option Program Description

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option programs critical to our operation and productivity; essentially all of our employees participate. Currently, we grant options from our (i) 2003 Equity Incentive Plan, under which options could be granted to all employees, including executive officers, and outside consultants and (ii) our 1996 Outside Directors Stock Option Plan, as amended, under which options are granted automatically under a pre-determined formula to non-employee directors. The plans listed above are collectively referred to in the following discussion as “the Plans.” Option vesting periods are generally three years for all of the Plans.

All stock option grants to current executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors. All members of the Executive Compensation Committee are independent directors, as defined in the current rules applicable to issuers traded on the Nasdaq Stock Market. See the “Report of the Executive Compensation Committee” appearing in the Company’s 2005 Proxy Statement for further information concerning the policies and procedures of the Company and the Executive Compensation Committee regarding the use of stock options.

Distribution and Dilutive Effect of Options

The table below provides information about stock options granted to our Chief Executive Officer and our four other most highly compensated executive officers. This group is referred to as the Named Executive Officers(1). Please refer to the section headed “Stock Option Exercises and Option Holdings” below for the Named Executive Officers.

Options granted to employees, directors and Named Executive Officers for the nine months ended September 2, 2005 and for fiscal year 2004 are summarized as follows:

	2005	2004
Net grants(2) during the period as % of outstanding shares	2%	4%
Net grants to Named Executive Officers during the period as % of total options granted	11%	9%
Net grants to Named Executive Officers during the period as % of outstanding shares	* %	* %
Cumulative options held by Named Executive Officers as % of total options outstanding	14%	16%

(1)                 Jim Stephens and James Heeger are included as Named Executive Officers for fiscal year 2004 but are not included as Named Executive Officers for the nine months ended September 2, 2005. Mr. Stephens resigned from his position as Senior Vice President of Worldwide Sales and Field Operations during the second quarter of fiscal 2005 and Mr. Heeger resigned from Adobe during the first quarter of fiscal 2005.

(2)                 “Net grants” equals the sum of the number of shares subject to options granted to all employees, directors and Named Executive Officers during the specified period reduced by the number of shares subject to options which were canceled or otherwise terminated during such period. Net grants during fiscal 2004 reflect the new options granted in exchange for options cancelled under our stock option exchange program in fiscal 2003. Net grants as a percentage of outstanding shares are based on 492.9 million shares and 484.4 million shares of our common stock outstanding as of September 2, 2005 and December 3, 2004, respectively.

*                    Less than 1%.

General Option Information

The following table sets forth the summary of option activity under our stock option program:

	Nine Months Ended September 2, 2005			Year Ended December 3, 2004
	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Beginning of period	16,707,168	76,532,632	$18.52	25,906,740	84,939,306	$16.40
Granted	(10,786,409)	10,786,409	31.82	(20,759,510)	20,759,510	21.07
Exercised	—	(13,496,230)	15.34	—	(26,587,728)	13.55
Canceled	1,695,880	(1,695,880)	20.44	2,578,456	(2,578,456)	20.46
Expired	(20,000)	—	—	(18,518)	—	—
Increased authorization	16,800,000	—	—	9,000,000	—	—
End of period	24,396,639	72,126,931	$21.06	16,707,168	76,532,632	$18.52

The following table sets forth a comparison, as of September 2, 2005, of the number of shares subject to outstanding options with exercise prices at or below the closing price of our common stock on September 2, 2005 (“In-the-Money” options) to the number of shares subject to outstanding options with exercise prices greater than the closing price of our common stock on such date (“Out-of-the-Money” options). The closing price of our common stock was $26.64 on September 2, 2005, as reported by the Nasdaq National Market:

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money	34,296,860	15,394,964	49,691,824	69%
Out-of-the-Money	11,432,628	11,002,479	22,435,107	31%
Total Options Outstanding	45,729,488	26,397,443	72,126,931	100%

Named Executive Officer Option Grants

The following table sets forth information regarding stock options granted during the nine months ended September 2, 2005, to our Named Executive Officers. All options were granted with an exercise price equal to the closing price of our common stock on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with exercise. These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term of seven years. The assumed 5% and 10% rates of stock price appreciation are provided for purposes of illustration only and do not represent our estimate or projection of the future price of our common stock.

(In actual dollars)	Number of Securities Underlying Options	% of Total Options Granted to Employees*	Exercise	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Granted	Year-to-Date	Price	Date	5%	10%
Bruce R. Chizen	425,000	4%	$32.42	5/24/2012	$5,609,233	$13,071,899
Shantanu Narayen	400,000	4%	29.12	1/14/2012	4,741,092	11,048,759
Shantanu Narayen	200,000	2%	32.42	5/24/2012	2,639,639	6,151,482
Murray J. Demo	150,000	1%	32.42	5/24/2012	1,979,729	4,613,611

*                    Based on approximately 10.8 million shares subject to options granted to employees under our option plans to date during fiscal 2005.

Stock Option Exercises and Option Holdings

The following table shows stock options exercised by the Named Executive Officers in the nine months ended September 2, 2005, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of September 2, 2005, is shown. Also reported are the values for “In-the-Money” options. The dollar amounts shown in the “In-the-Money” column represent the positive spread between the exercise price of any such existing stock options and closing price as of September 2, 2005 of our common stock.

(In actual dollars)	Number of Shares		Number of Securities Underlying Unexercised		Value of Unexercised
	Acquired	Value Realized	Options		In-the-Money Options(2)
Name	Upon Exercise	Upon Exercise (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce R. Chizen	600,000	$10,556,389	3,887,731	1,256,251	$13,974,953	$5,858,795
Shantanu Narayen	400,000	6,394,240	1,661,850	931,250	6,067,178	2,679,031
Murray J. Demo	209,088	2,809,332	1,561,462	446,876	4,848,461	2,511,810

(1)                 The “value realized” represents the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. See related Section 16 filings for detailed information on dispositions of shares.

(2)                 Option values are based on $26.64, the closing price of our common stock on September 2, 2005, as reported by the Nasdaq National Market.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans as of September 2, 2005:

	Equity Compensation Plan Information
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	72,126,931	$21.06	52,636,609	*

*                    Includes 5.5 million shares and 22.8 million shares which are reserved for issuance under the 1994 Performance and Restricted Stock Plan and the 1997 Employee Stock Purchase Plan as of September 2, 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	September 2, 2005	December 3, 2004	Percent Change
Cash, cash equivalents and short-term investments	$1,892.8	$1,313.2	44%
Working capital	$1,701.6	$1,099.6	55%
Stockholders’ equity	$2,080.2	$1,423.5	46%

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and participation in the employee stock purchase plan. Our primary use of cash is our structured stock repurchase program, which is detailed below.

In 2005, we reclassified all auction rate securities and variable rate demand obligations to short-term investments pursuant to the recent interpretation of SFAS 95 relating to the definition of cash equivalents. This interpretation and subsequent reclassification has resulted in a presentation of our consolidated balance sheet that may not reflect the true liquidity of our fixed income portfolio. As of September 2, 2005, $172.9 million of the securities now classified as short-term investments have structural features that will allow us the opportunity to put back the securities at par within 90 days and thus retain the same liquidity characteristics as cash equivalents.

Cash provided by operating activities in the nine months ended September 2, 2005, primarily comprised net income, net of non-cash related expenses. Working capital sources of cash were increases in income taxes payable and accrued expenses. Income taxes payable increased as a result of higher tax liabilities related to the planned repatriation of certain foreign earnings and overall increased taxable income. Accrued expenses increased primarily due to an increase in sales and marketing programs and other accrued expenses. Working capital uses of cash included increases in trade receivables and other current assets. As compared to the same period last year, our days sales outstanding in trade receivables (“DSO”) decreased slightly from 30 days to 29 days. Our accounts receivable increased due to increased shipments during the period. Our DSO stayed relatively the same due to increased levels of cash collections during the period. Other current assets increased due to an increase in prepaid expenses.

Net cash used for investing activities increased for the nine months ended September 2, 2005 as compared to the nine months ended September 3, 2004 primarily due to higher net purchases of short-

term investments in fiscal 2005. We expect to continue to invest in short-term investments and purchase additional property and equipment to support our growth.

Net cash provided by financing activities increased for the nine months ended September 2, 2005 as compared to the nine months ended September 3, 2004 primarily due to a higher number of options being exercised as well as a higher option exercise price. Additionally, cash used for stock repurchases during fiscal 2005 decreased from the prior year due to restrictions related to our pending acquisition of Macromedia.

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

Adobe uses professional investment management firms to manage most of our invested cash. External investment firms managed 90% of Adobe’s invested balances during the third quarter of 2005. Within the U.S., the fixed income portfolio is primarily invested in municipal bonds. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury notes and other sovereign obligations, and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes. All investments are made according to guidelines and within compliance of policies approved by the Board of Directors.

During the first quarter of fiscal 2005, we completed our evaluation of the repatriation provisions of the AJCA and made a determination for a planned repatriation of $555.0 million of certain foreign earnings. As of September 2, 2005, we completed the repatriation of certain foreign earnings in the amount of $355.0 million. The remaining repatriation will occur during the fourth quarter of fiscal 2005. The effect of the repatriation will be to increase liquidity in the United States with a corresponding reduction in liquidity in foreign subsidiaries. We expect that our foreign subsidiaries will have sufficient positive cash flow from operations to meet ongoing liquidity needs over the next 12 months. Further information regarding the tax effects of the AJCA can be found in Note 6 of our Notes to Condensed Consolidated Financial Statements.

Our existing cash, cash equivalents, and investment balances may decline during fiscal 2005 in the event of weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in the section “Factors That May Affect Future Performance.” Also, while we currently have no committed lines of credit, we believe that our banking relationships and good credit should afford us the opportunity to raise sufficient debt in the bank or public market, if required.

Pending Acquisition

On April 17, 2005, we entered into a definitive agreement to acquire Macromedia in an all-stock transaction valued at approximately $3.4 billion. Under the terms of the agreement, which has been approved by the boards of directors and stockholders of both companies, Macromedia stockholders will receive, at a fixed exchange ratio, 1.38 shares of Adobe common stock for every share of Macromedia common stock in a tax-free exchange. This fixed exchange ratio gives effect to the two-for-one stock split in the form of a stock dividend paid on May 23, 2005 to the stockholders of Adobe. We anticipate that the transaction will close in Fall 2005, subject to appropriate regulatory approvals and the satisfaction of other closing conditions. We expect to incur significant incremental costs, such as direct costs related to the acquisition and costs associated with restructuring our operations. We believe that our existing cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet these cash outlays.

Stock Repurchase Program I—On-going Dilution Coverage

To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and from time to time enter into structured stock repurchase agreements with third parties.

Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. Refer to Part II, Item 2(c) in this filing for share repurchases during the quarter ended September 2, 2005.

On April 17, 2005, the Board of Directors approved the use of $1.0 billion for stock repurchase commencing upon the close of the Macromedia acquisition.

During the first half of fiscal 2005, we entered into several structured stock repurchase agreements with large financial institutions. Under these agreements, we provided the financial institutions with up-front payments totaling $100.0 million. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of our shares based on the volume weighted average price during such intervals less a specified discount. Upon payment, the $100.0 million was classified as treasury stock on our balance sheet. In fiscal 2004, we entered into $350.0 million in structured stock agreements under similar terms & conditions. As of September 2, 2005, there were no remaining up-front payments under the agreements.

In September 2005, we entered into additional structured stock repurchase agreements with large financial institutions. Under these agreements, we provided the financial institutions with up-front payments totaling $500.0 million. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of shares based on the volume weighted average price during such intervals less a specified discount. The $500.0 million will be classified as treasury stock on our balance sheet. No shares have been delivered under these agreements.

Stock Repurchase Program II—Additional Authorization above Dilution Coverage

On September 25, 2002, our Board of Directors authorized a program to purchase up to an additional 10.0 million shares of our common stock over a three-year period, subject to certain business and cash flow requirements. We have not made any purchases under this 10.0 million share repurchase program. The authorization for this program expired in September 2005.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of September 2, 2005 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 10 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

Lease Commitments

We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2025. We also have one land lease that expires in 2091.

Under the agreement for the Almaden tower, we have the option to purchase the building at any time during the lease term for the lease balance, which is approximately $103.0 million. The maximum recourse amount (“residual value guarantee”) under this obligation is $90.8 million.

Under the agreement for the East and West towers, we have the option to purchase the buildings at any time during the lease term for the lease balance, which is approximately $143.2 million. The residual value guarantee under this obligation is $126.8 million.

These two leases are both subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessors quarterly. As of September 2, 2005, we were in compliance with all covenants. We expect to remain within compliance in the next 12 months. We are comfortable with these limitations and believe they will not impact our cash or credit in the coming year or restrict our ability to execute our business plan. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount. See Note 10 of our Notes to Condensed Consolidated Financial Statements for further information regarding our leases.

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

We have commitments to make certain milestone and/or retention payments typically entered into in conjunction with various acquisitions, for which we have made accruals in our consolidated financial statements. In connection with certain acquisitions and purchases of technology assets, we entered into employee retention agreements and are required to make payments upon satisfaction of certain conditions in the agreements. These costs are being amortized over the retention period to compensation expense. As of September 2, 2005, we have $0.7 million remaining to be paid under our retention agreements.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In comparison with what we disclosed in our Annual Report on Form 10-K for fiscal 2004, we believe that there have been no significant changes in our market risk exposures for the quarter ended September 2, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of September 2, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended September 2, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Adobe have been detected.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 10, “Commitments and Contingencies—Legal Actions” for discussion of our legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Below is a summary of stock repurchases for the quarter ended September 2, 2005 (in thousands, except average price per share). See Note 7 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plans.

Plan/ Period	Shares Repurchased (1)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be issued as of June 3, 2005			60,490,050
June 4, 2005—July 1, 2005 From employees(2)	258	$31.01
July 2, 2005—July 29, 2005 From employees(2)	2,162	29.07
July 30, 2004—September 2, 2005 From employees(2)	2,397	27.00
Total shares repurchased	4,817		(4,817)
Adjustments to repurchase authority for net dilution			(170,348	)(3)
Ending shares available to be issued as of September 2, 2005			60,314,885	(4)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders, held on August 24, 2005, our stockholders voted on the following proposal:

Approve the issuance of shares of Adobe common stock in the merger contemplated by the Agreement and Plan of Merger and Reorganization, dated as of April 17, 2005, by and among Adobe, Avner Acquisition Sub, a wholly-owned subsidiary of Adobe, and Macromedia:

For	365,236,701
Against	1,043,018
Abstain	2,826,054

ITEM 5. OTHER INFORMATION

Attached as Exhibit 100 to this Quarterly Report on Form 10-Q are the following materials, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets at September 2, 2005 and December 3, 2004, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 2, 2005 and September 3, 2004 and (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 2, 2005 and September 3, 2004. The financial information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Registrant. The purpose of submitting these XBRL documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

The information in the Exhibit 100 attached hereto shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Bylaws	8-K	9/23/05	3.1
3.2	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
3.2.1	Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware	10-Q	4/11/03	3.6.1
3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/8/03	3.3
4.1	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services	8-A/ 2G/A	5/23/03	7
10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6
10.2	Amended 1994 Performance and Restricted Stock Plan*				X
10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-Q	10/7/04	10.7
10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40
10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.6	1996 Outside Directors’ Stock Option Plan, as amended*	DEF 14A	3/14/05	Appendix B
10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors’ Stock Option Plan*	S-8	6/16/00	4.8
10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37
10.10	2003 Equity Incentive Plan, as amended*	DEF 14A	3/14/05	Appendix A
10.11	Forms of Stock Option and Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11
10.12	Form of Indemnity Agreement*	10-Q	5/30/97	10.25.1
10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14
10.15	Lease agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.16	Participation agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.17	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80
10.18	Amendment No.1 to Lease Agreement between Adobe and Selco Services Corporation	10-K	2/26/03	10.81
10.19	Adobe Systems Incorporated 2004 Annual Executive Incentive Plan*	8-K	1/13/05	10.1
10.20	Adobe Systems Incorporated 2005 Annual Executive Incentive Plan*	8-K	1/13/05	10.2
10.21	Description of 2005 Director Compensation*	10-K	2/2/05	10.21
10.22	Description of 2006 Director Compensation*	8-K	9/23/05	10.1
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
100.INS	XBRL Instance				X
100.SCH	XBRL Taxonomy Extension Schema				X
100.CAL	XBRL Taxonomy Extension				X
100.LAB	XBRL Taxonomy Extension Labels				X
100.PRE	XBRL Taxonomy Extension				X

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
Date: October 5, 2005

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

Adobe
Acrobat
Photoshop
PostScript

All other brand or product names are trademarks or registered trademarks of their respective holders.