Form 10-K
period 2005-12-02
ADOBE SYSTEMS INC
filed 2006-02-08
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 2, 2005
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

        Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

        Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the registrant's common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 3, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was $14,128,765,011 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 27, 2006, 599,810,699 shares of the registrant's common stock, $.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 2, 2005, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Forward-Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section under "Risk Factors." You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"), including the Quarterly Reports on Form 10-Q to be filed in 2006. When used in this report, the words "expects," "could," "would", "may," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1. BUSINESS

        Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of creative, business and mobile software and services used by high-end consumers, creative professionals, designers, knowledge workers, original equipment manufacturers ("OEM"), developers and enterprises for creating, managing, delivering and engaging with compelling content and experiences across multiple operating systems, devices and media. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, independent software vendors ("ISVs") and OEMs, direct to end users, and through our own Web site at www.adobe.com. We also license our technology to major hardware manufacturers, software developers and service providers and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas; Europe, Middle East and Africa ("EMEA"); and Asia. Our software runs on personal computers with Microsoft Windows, Apple OS, Linux, UNIX and various other platforms, depending on the product.

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

BUSINESS OVERVIEW

        Since the early 1980's, Adobe software and technologies have helped redefine how people engage with ideas and information—anytime, anywhere and through any medium. From rich images in print, video, film, and on personal computers and mobile devices to dynamic digital content for a variety of media, the impact of Adobe solutions is evident across industries and felt by anyone who creates, views and interacts with information.

        In the simplest of terms, Adobe helps people and businesses communicate better. By delivering powerful graphic design, publishing, animation and imaging software for print, Web and video production and by delivering ubiquitous platforms, we help people express, share, manage and collaborate on their ideas in imaginative and meaningful new ways. For businesses, we provide solutions to improve the way customers and employees interact with information and with each other.

        Our strategy is to address the needs of a variety of customers, which include creative professionals—graphic designers, Web designers, videographers, photographers and professional publishers; knowledge workers—teams of workers and those who deliver presentations; enterprise users—IT managers, line of business managers and executives; high-end consumers—digital imaging and digital video hobbyists and enthusiasts; OEM partners—mobile device manufacturers, printer manufacturers, Internet service providers and developers. We execute against this strategy by delivering products that support industry standards and can be deployed on multiple computing environments, depending on the product.

PRODUCTS OVERVIEW

        In fiscal 2005, we categorized our products into four principal business segments: Digital Imaging and Video, Creative Professional, Intelligent Document and OEM PostScript and Other. On December 3, 2005, we completed the acquisition of Macromedia, Inc. ("Macromedia"), a provider of software technologies that enables the development of a wide range of Web and mobile application solutions, for approximately $3.4 billion. Coinciding with the integration of Macromedia and the start of our 2006 fiscal year, we changed our reported business segments to be aligned with our market opportunities and how we internally manage our combined businesses. Our new business segments are: Creative Solutions, Knowledge Worker Solutions, Mobile and Device Solutions, Enterprise and Developer Solutions, and Other.

        This overview combines a review of our fiscal year 2005 business by our prior business segment classifications with a discussion of our market opportunities and products as classified in our new business segment organization.

Fiscal Year 2005 Business Segment Review

Creative Professional Business Summary

        In fiscal 2005, we maintained our focus on meeting the software needs of creative professional users through the release of new versions of the Adobe Creative Suite. Available in two options (Standard and Premium), the Adobe Creative Suite incorporates several of our technologies used by creative professionals into one product and is a complete design solution that provides efficiency through improved product integration and powerful Adobe Portable Document Format ("PDF") workflow capabilities.

        After achieving record revenue for our Adobe Creative Suite products in the first quarter of fiscal 2005, we delivered a new version 2 of the Creative Suite products beginning in the second quarter of fiscal 2005. In addition, we delivered version "CS2" of our individual Creative Professional software application products (Illustrator, InCopy, InDesign and GoLive, as well as Photoshop from our Digital Imaging and Video business segment) in the second quarter. These new releases combined to achieve record Creative Suite and Creative Professional revenue for Adobe in the second quarter. This performance was followed by another quarter of record Creative Suite and Creative Professional revenue in our third quarter, when the majority of the foreign language versions of the CS2 product family began shipping to customers. As was the case in fiscal 2004, many of our Creative Professional customers chose to migrate from licensing individual products such as Photoshop to licensing the Creative Suite products during fiscal 2005.

        Another key component of our Creative Professional business strategy was to grow revenue for InDesign, our professional page layout product. In fiscal 2005, due in part to the new features available in the CS2 version of InDesign and favorable industry reviews, we enjoyed increased adoption by our professional publishing customer, resulting in increased market share in the professional page layout segment. This success resulted in record revenue for InDesign in fiscal 2005.

Digital Imaging and Video Business Summary

        In fiscal 2005, we maintained our focus on meeting the digital imaging and video software needs of creative professionals, professional photographers, professional videographers, business users and hobbyists. These customers rely on Adobe's digital imaging and video editing solutions to create and enhance many of the pictures and video we see everyday in print, on television, in movies and on the Web.

        During fiscal 2005, we delivered several new releases of our digital imaging and video software applications. In the second quarter of fiscal 2005, we released the CS2 version of Photoshop—our industry-leading product for digital imaging. This English version release was followed by the delivery of the foreign language versions of the product, which began shipping during the early part of our third quarter of fiscal 2005. The release of Photoshop CS2 received positive reviews from industry press and analysts, and generated strong revenue. However, as indicated previously, many customers began licensing Photoshop capabilities via the Creative Suite products, as opposed to licensing the product via its standalone version. This planned migration has impacted standalone Photoshop revenue, and thus Digital Imaging and Video segment revenue, as we predicted last year.

        During fiscal 2005, we also maintained our focus on our digital video products, including Adobe Premiere Pro software for video editing, Adobe After Effects software for adding special effects to video, Adobe Audition software for audio editing and Adobe Encore DVD software for DVD creation. In addition to these individual digital video products, we continued to focus on marketing the Adobe Video Collection which contains these products and comes in two versions: Standard and Professional.

        In the fourth quarter of fiscal 2005, we released version 4.0 of our Adobe Photoshop Elements software, which is our digital imaging application targeted for amateur photographers and digital imaging hobbyists. In the same quarter, we released version 2.0 of Adobe Premiere Elements software, which is our video editing software that can be used by hobbyists to enhance and share their digital video memories on DVDs. In addition, we released a software bundle that includes the new versions of Photoshop Elements and Adobe Premiere Elements to target hobbyists who desire both applications in one affordable package.

Intelligent Document Business Summary

        In fiscal 2005, we achieved strong year-over-year growth and record revenue in our Intelligent Document business. Driving this performance was the release of version 7.0 of our Acrobat family of products, which began shipping in the first quarter of the fiscal year. The updated product family offers enhanced features that allow workgroups to manage a range of essential business activities such as assembling documents from multiple sources, creating intelligent forms and more securely collaborating on projects. In addition, the new Acrobat 7.0 family of products offers new functionality to address specific customer workflow issues in vertical markets such as architecture, engineering, construction, manufacturing, education, government and financial services. This vertical market focus helped to significantly increase our penetration of Acrobat desktop licenses.

        Our focus on the enterprise software server market targeting the document service needs of governments and enterprises also drove record revenue in fiscal 2005. Focusing primarily on our targeted vertical markets of financial services and government, we continued to gain traction in marketing and licensing the capabilities of our Adobe LiveCycle server products. In addition, we made progress with integration of our document generation technologies with other software vendors' platforms, such as those from SAP AG and EMC. As a result, we began generating revenue based on the inclusion of our technologies within their platforms.

OEM Postscript and Other Business Summary

        In fiscal 2005, graphics professionals and professional publishers continued to rely on our Postscript technology to meet their sophisticated printing requirements. OEM Postscript revenue, generated by licensing our technology to OEMs that manufacture printers and other output devices, decreased slightly in fiscal 2005 when compared to fiscal 2004. This performance was consistent with our expectations, due to the mature nature of this market.

Fiscal 2006 Business Segments, Products and Market Opportunities

        This section provides an overview of our new principal business reporting segments that we began using at the beginning of fiscal year 2006. For each segment, a discussion of the market opportunities, our strategies and our products is provided.

Creative Solutions Business Segment

Creative Solutions Market Opportunity

        Our Creative Solutions business unit focuses primarily on the needs of the creative customer. This new segment combines most of the products of our prior Creative Professional and Digital Imaging and Video business units, along with the creative professional-focused products and solutions that we obtained through our acquisition of Macromedia.

        Over the past twenty years, our core customers have been creative professionals. Graphic designers, production artists, Web designers, user interface designers, technical writers, videographers, photographers and prepress professionals who use and rely on Adobe's solutions for professional publishing, Web design, professional photography, video production, animation and motion graphic production, and printing visually rich information. Our software tools are used by creative professionals to create printed and on-line information people see and read every day, including newspapers, magazines, Web sites, catalogs, advertisements, brochures, product documentation, books, memos, reports and banners. Our tools are also used to create and enhance visually rich content, including video, animation and mobile content, that is created by multimedia, film, television, audio and video producers who work in advertising, Web design, music, entertainment, corporate and marketing communications, product design, user interface design, sales training, printing, architecture, and fine arts.

        As technology continues to improve, the market dynamics for these creative professionals continue to evolve. Due to the ever changing ways in which people choose to receive information, creative professionals look to their software tools as a means to make their information impactful and repurpose content across a variety of media and applications. They desire greater efficiency from the software they use to streamline their publishing and content creation workflows and to effectively manage their assets. They also look for new and innovative ways to deliver their content and information to hand-held devices such as mobile handsets and consumer electronic devices.

        Adobe's brand and customer loyalty in this market continues to be strong. Creative professional customers license upgrade and new units of our Creative Solutions products due to the high degree of innovative new features and significant productivity gained through their use. In addition, business users at work and hobbyists at home purchase our Creative Solutions products because they desire professional-quality products to accomplish tasks such as creating visually-rich sales presentations, real estate flyers, school year books, photo albums, community newsletters, as well as animations and videos that can be shared or be viewed from Web sites.

        The businesses of creative professionals are sensitive to the economy as they derive their revenue mainly from corporate marketing, product marketing and ad spending in corporations. In difficult economic times, corporations tend to reduce marketing spending and the businesses of creative professionals often may decline. Conversely, in an environment where the economy is stable or improving, corporations tend to increase their marketing spending, which leads to stable or improved business conditions for creative professionals. Thus, depending on economic conditions and the status of their businesses, these users adjust their spending on items such as hardware and software, and the staffing levels within their company. Due to this correlation, our Creative Solutions opportunity is closely linked to the performance of the economy in each of the countries we do business.

        With the increasing use of the Web as a means for marketing and advertising, we believe a key driver of our Creative Solutions business will also be the growing amount of Web site and mobile device content created by our customers to deliver impactful and compelling Web-based experiences for their constituents.

        Another driver of our Creative Solutions business is the growth in the use of digital devices such as digital cameras, digital video cameras, multimedia-enabled computers, DVD players, scanners, Web-capable image and video-enabled handheld devices, cellular phones, and other non-PC Internet-connected devices. In addition, Internet broadband adoption makes the Web a viable platform for the delivery of rich media, especially digital video. In turn, the growth in the use of high definition ("HD") televisions and video is driving the need for HD-enhanced video tools to produce HD content for movies, and cable and commercial television.

        As the use of digital photography and digital videography grows, we believe creative professionals and professional photographers throughout the world will continue to require software solutions to edit, enhance and manage their digital photographs and digital videos. In addition, we believe video professionals are upgrading their systems to support HD video content creation, enhancement and delivery. We also believe hobbyists will use, with more frequency, digital imaging and digital video software as they purchase more affordable digital SLR cameras and digital video cameras.

        In fiscal 2006, our Creative Solutions strategy focuses on driving revenue growth and increasing market share of our products through the continued delivery of comprehensive software platforms that meet the evolving needs of our customers. Initially, we have released software bundles that combine our existing Creative Suite products with various Macromedia products to creative professional customers who desire these applications in one affordable package. Over the course of fiscal 2006 and beyond, we will focus on developing improved integration of our Creative Solutions products to enhance product functionality and to enable more efficient collaboration and workflow.

        In addition, the creation and enhancement of digital video and motion graphics by creative professionals, and opportunities for the creation, workflow, and delivery of this type of content to mobile and other non-PC related devices, represent an emerging opportunity we intend to address as part of our Creative Solution offerings.

        We believe that, while many customers have made or will make the switch to our Creative Suite and/or our Studio products from individual applications over time, there continues to exist an opportunity of upgrading existing individual application users to newer versions of these individual applications. In addition, we will market the benefits of newer versions of the Creative Suite and Studio products to existing Creative Suite and Studio users to drive Creative Suite-to-Creative Suite and Studio-to-Studio upgrades. We also will market the features of these products to new users of creative applications—those who aspire to be creative professionals, or those at home or at work who wish to use the professional-level capabilities of our solutions, but are not trained creative professionals.

        We plan to continue to enhance our Photoshop product offerings to meet the evolving needs of professional photographers and creative professional customers, including graphic designers, Web designers, video producers and imaging enthusiasts to drive upgrades and new user adoption. We also plan to improve integrated digital photography workflows by expanding our digital imaging platform to include Adobe Lightroom, a new product designed for professional photographers. In addition, as we have seen during the past two fiscal years, we believe many customers will continue to license Photoshop capabilities via our Creative Suite products as opposed to licensing the standalone version.

        For the digital imaging hobbyist, we plan to continue to enhance our Photoshop Elements product and partner with other digital imaging vendors to deliver integrated photo services. With our strong brand in digital imaging, we hope to attract additional digital camera users and migrate them from the low-end and free imaging software they use to our more advanced Photoshop product offerings.

        With our set of professional digital video and motion graphic products, we strive to provide the strongest, market-leading digital video, motion graphic and animation authoring platform for our customers. To grow this business, we will continue to market the benefits of this platform to creative professionals and videographers in the film, broadcast, corporate and event videography market segments, and we are working with partners to deliver integrated video systems. With broad adoption of Macromedia Flash Player and its high-quality video playback features, we will work to provide a seamless video authoring-to-playback capability for those wishing to provide a rich video experience on the Web. In addition, as the number of hobbyists desiring easy-to-use video editing solutions grows, we intend to enhance the video editing and DVD creation capabilities of our Adobe Premiere Elements product for the sharing of digital video memories.

Creative Solutions Products

        Adobe After Effects—professional software used to create sophisticated animation, motion graphics and visual effects found in television broadcast, film, DVD authoring and the Web; available in two versions: After Effects Standard provides basic 2D and 3D compositing, animation and visual effects tools; After Effects Professional adds advanced features such as motion tracking and stabilization, advanced keying and warping tools, more than 30 additional visual effects, and additional audio effects.

        Adobe Audition—a professional audio editing environment designed for demanding audio and video professionals; provides advanced audio mixing, editing and effects processing capabilities.

        Adobe Creative Suite Premium Edition—an integrated software solution that creative professionals can use as a platform to modify and enhance digital images, create graphics, produce professional-quality printed publications, create and maintain dynamic Web sites, author visually rich content for wireless Web devices, and share content reliably for print and screen display. The suite combines Adobe Acrobat Professional, Adobe GoLive, Adobe Illustrator, Adobe InDesign and Adobe Photoshop technologies with file management and integration technology called Version Cue and a new navigational control center called Adobe Bridge.

        Adobe Creative Suite Standard Edition—an integrated software solution that creative professionals can use as a platform to modify and enhance digital images, create graphics, and produce professional-quality printed publications. The suite combines Adobe Illustrator, Adobe InDesign and Adobe Photoshop technologies with file management and integration technology called Version Cue and a new navigational control center called Adobe Bridge.

        Adobe Encore DVD—a professional DVD authoring and creation software; provides a comprehensive set of design tools and integration with other Adobe software to create a streamlined DVD creation workflow; provides ability to output projects to recordable DVD formats, ensuring a wide degree of playback compatibility.

        Adobe GoLive—Web design and publishing software that provides innovative tools that Web authors use to design, layout, produce and maintain content for Web sites and wireless Web devices without the need for complex multimedia programming.

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

        Adobe InCopy—an editorial tool for collaboration between writers, editors and copy-fitters; Adobe InCopy is a companion to Adobe InDesign.

        Adobe InDesign—a page-layout application for publishing professionals; based on an open, object-oriented architecture it enables Adobe and its industry partners to deliver powerful publishing solutions for magazine, newspaper and other publishing applications.

        Adobe Lightroom—new, innovative, pre-release beta version software that addresses the unique photography workflow needs of professional photographers; enables users to easily import, develop, enhance, and showcase large volumes of digital images.

        Adobe Photoshop—provides photo design, enhancement and editing capabilities for print, the Web, and multi-media; used by graphic designers, professional photographers, Web designers, professional publishers and video professionals, as well as amateur photographers and digital imaging hobbyists.

        Adobe Photoshop Album—offers easy-to-use interface to find, organize, share and edit digital photographs; designed for consumers to manage their collections of digital photographs, easily share photos via e-mail and the Web, create digital slide shows and photo albums, and get their photographs printed via on-line photo finishing services.

        Adobe Photoshop Album Starter Edition—a limited-feature version of Photoshop Album available for free; lets consumers find photos fast, fix common flaws and easily share images with others.

        Adobe Photoshop Elements—offers powerful yet easy-to-use photo editing functionality plus intuitive organizing, printing and sharing capabilities for amateur photographers and hobbyists who want to create professional-quality images for print and the Web.

        Adobe Premiere Elements—a new, powerful yet easy-to-use video-editing software for home video editing; provides tools for hobbyists to quickly edit and enhance video footage with fun effects and transitions, and create custom DVDs for sharing video with friends and family.

        Adobe Premiere Pro—professional digital video-editing software used to create broadcast-quality content for video, film, DVD, multimedia and streaming over the Web.

        Adobe Production Studio Premium Edition—a new suite of integrated application products that provides a complete digital video post-production environment and allows users to produce professional-quality video, film and DVDs; includes Adobe After Effects Professional Edition, Adobe Audition, Adobe Encore DVD, Adobe Illustrator, Adobe Photoshop, and Adobe Premiere Pro, along with Creative Suite 2 features for timesaving workflow features such as Adobe Dynamic Link and Adobe Bridge.

        Adobe Production Studio Standard Edition—a new suite of integrated application products that provides a digital video post-production environment and allows users to produce professional-quality video; includes Adobe After Effects Standard Edition, Adobe Photoshop, and Adobe Premiere Pro, along with Creative Suite 2 features for timesaving workflow features such as Adobe Dynamic Link and Adobe Bridge.

        Macromedia Dreamweaver—a professional software development application used by designers and developers to create a broad range of Web solutions for publishing online commerce, customer service and online educational content; includes capabilities for visually designing HTML pages, coding HTML and application logic and working with application server technologies.

        Macromedia Flash Basic—a software development application for creating internet and rich interactive applications which integrate animations, motion graphics, sound, text and video functionality; solutions built with Macromedia Flash are deployed via the Web to browsers and to devices that run the Macromedia Flash Player.

        Macromedia Flash Professional—provides an advanced development environment for creating internet applications which integrate animations, motion graphics, sound, text and additional video functionality; solutions built with Macromedia Flash Professional are deployed via the Web to browsers and to devices that run Macromedia Flash Player.

        Macromedia Fireworks—a professional graphics design tool for building interactive Web graphics; gives professional designers and developers tools for creating images that can be deployed to Web browsers and the Macromedia Flash Player; integrates with Macromedia Flash and Macromedia Dreamweaver.

        Macromedia Studio Professional—an advanced suite of integrated application tools for developers and experienced designers who develop internet and mobile solutions, and require additional video capabilities when developing Flash content; includes Macromedia Dreamweaver, Macromedia Flash Professional, Macromedia Fireworks, Macromedia Contribute and Macromedia Flash Player.

Knowledge Worker Solutions Business Segment

Knowledge Worker Solutions Market Opportunity

        Our Knowledge Worker Solutions Business Unit focuses on the needs of the knowledge worker customer, who we define as someone focused on creating and disseminating information as part of their job on a regular basis. Knowledge workers include a wide variety of job functions such as accountants, administrative assistants, architects, educators, graphic designers, insurance underwriters, software developers and stock brokers. These jobs typically require the sharing of information, either in an information dissemination (one-way) format, or in a collaborative (multi-way) format.

        Knowledge workers must create information and content from a variety of applications, and be able to exchange this information within a reliable and ubiquitous format that ensures coworkers and constituents can reliably and securely access the information. When appropriate, this information often needs to be protected or securely managed.

        Collaboration among knowledge workers can occur through face-to-face meetings, via phone calls, through e-mail, or through Web conferencing technologies. Knowledge workers that participate in collaborations with their colleagues may be located in offices next door to each other, or in different parts of the world. These team members may change with every project and either be part of an organization's employee base, or, be a consultant or third party partner.

        Adobe Knowledge Worker Solutions enable knowledge workers to effectively and more securely engage, communicate and collaborate within their local and extended workgroups. They can collaborate and efficiently manage feedback from their colleagues in both real time and on-demand, and control how, when and by whom information is accessed.

        Our Acrobat family of products provides for the reliable creation and exchange of electronic documents, regardless of platform or application source type. Users can collaborate on documents with electronic comments and tailor the security of a file in order to distribute reliable Adobe PDF documents.

        We offer three versions of Acrobat to meet the needs of our customers:

  •
  Acrobat Elements—a low-cost version of Acrobat that contains Adobe PDF creation features targeted for enterprise knowledge workers. It provides easy, one-button Adobe PDF creation from Microsoft Office applications such as Excel, Word and Outlook, allowing knowledge workers to reliably share electronic documents within and outside the walls of their organization.

  •
  Acrobat Standard—targets business professionals with its Adobe PDF creation, collaboration, and digital signature features. Workgroups and entire enterprises can utilize Acrobat Standard to implement electronic document workflow solutions that improve business processes.

  •
  Acrobat Professional—contains expert features targeted for customers such as creative professionals, print service personnel, IT personnel, engineers, architects and other similar users. They use Acrobat Professional for advanced capabilities such as complex electronic document creation from multiple source formats, pre-flighting of documents that are to be professionally printed, color separation preview and output, electronic form creation, and one-button PDF creation from software applications such as AutoCAD, Visio and Microsoft Project. Acrobat Professional also contains all of the features found in Acrobat Standard.

        In addition, from our Web site we offer a "Create Adobe PDF Online" subscription service which provides knowledge workers with an easy way to create Adobe PDF documents without having to buy the desktop application.

        Our Breeze product line leverages the installation of Macromedia Flash Player on more than 98% of the internet-connected PCs in the world and allows for knowledge workers to meet, present and train online in a live format, or through on-demand, rich-media presentations which can be experienced at any time. It provides capabilities via the Flash Player for live Web conferencing, as well as on-demand rich presentations. We believe the use of Breeze increases the reach, effectiveness and usability of online communications at lower cost. Leveraging existing infrastructure, users of Breeze can control Web communication costs across their enterprise. Our business model allows for Breeze to be licensed as a server product and as a hosted service.

        In fiscal 2006, we plan to continue to market the benefits of our Knowledge Worker Solutions to small and medium-sized businesses, large enterprises, and government institutions around the world. With our Acrobat family of products, we intend to continue to increase our seat penetration in these markets. We also intend to increase our focus on vertical markets such as education, financial services, manufacturing, and the architecture, engineering, and construction markets. To address the needs of the manufacturing market, we have launched a new version of Acrobat called Acrobat 3D, which contains capabilities which enable document-based collaboration between extended teams of designers and engineers. With our Breeze product line, we intend to increase awareness of our solution in targeted horizontal markets such as training and marketing, as well as targeted vertical markets such as manufacturing, financial services and telecommunications. Finally, during the course of fiscal 2006, we intend to market the benefits of how our Acrobat and Breeze solutions can be used together to meet the synchronous and asynchronous collaboration needs in the marketplace.

Knowledge Worker Solutions Products

        Adobe Acrobat 3D—enables collaboration between extended teams of designers and engineers to more securely and reliably communicate, visualize, and document architectural and manufacturing designs using 3D data; allows users to insert and publish 3D designs from major CAD applications in Adobe PDF documents that can easily be shared with suppliers, partners, and customers using the free Adobe Reader software.

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

        Adobe Acrobat Standard—creates secure, reliable and compact Adobe PDF files from desktop authoring applications such as Microsoft Office software, graphics applications and more. Supports automated collaborative workflows with a rich set of commenting tools and review tracking features; includes everything needed to create and distribute rich electronic documents that can be viewed easily within leading Web browsers or on computer desktops via the free Adobe Reader.

        Adobe Acrobat Professional—in addition to all the capabilities of Acrobat Standard, Acrobat Professional delivers specialized capabilities for creative professional and engineering users, such as pre-flighting, color separation and measuring tools.

        Create PDF Online—a Web-based subscription service that provides for the easy conversion of Microsoft Office documents and other application files to Adobe PDF for the secure and reliable sharing of rich electronic documents that can be viewed easily within leading Web browsers or on computer desktops via the free Adobe Reader.

        Macromedia Breeze—a rich Web-based communication system which enables organizations to deliver online training, marketing, sales and Web conferencing solutions which are instantly accessible by customers, partners and employees using Macromedia Flash content; consists of a core Breeze Server and modules that provide specific application functionality, including Breeze Training and Breeze Meeting; can be deployed with either some or all of these components together; Breeze Training allows organizations to build a complete online training system with Microsoft PowerPoint presentations that include surveys, analysis, course administration and content management; Breeze Meeting allows users to meet instantly with colleagues in virtual online meetings, to provide seminar and training sessions as well as to conduct business presentations through the Web.

        Macromedia Flash Media Server—offers streaming media capabilities and a flexible development environment for creating and delivering interactive media applications; utilized as part of our Breeze solution.

Mobile and Device Solutions Business Segment

Mobile and Device Solutions Market Opportunity

        As hundreds of millions of people around the world adopt cellular phones, consumer devices such as digital cameras and electronic educational toys, and internet-connected hand-held devices as a means to communicate, collaborate and entertain, we believe a significant opportunity exists to offer solutions for these devices which provide for the creation and delivery of rich content, user interfaces, and data services which allow users to engage with information more easily and effectively.

        Our strategy in addressing the Mobile and Device Solutions market is to license Macromedia Flash Player and Adobe Reader technology to device manufacturers and telecommunications carriers that embed our technology on their platforms, enabling them to provide multimedia content, documents and services to their customers. As Flash Player and Adobe Reader technology penetrates digital devices and platforms, millions of developers will be able to use our content creation products to create engaging consumer content and rich mobile business applications.

        To support the delivery of content and services in these millions of devices, we offer client-server solutions which leverage the broad deployment of our Flash Player and Adobe Reader technologies. FlashCast, the first of these service delivery solutions, consists of client software built upon Macromedia Flash Lite runtime technology, as well as server technology that manages the content being delivered to the mobile phone. Just as other Adobe solutions such as Breeze are built upon the Adobe Engagement Platform, we see market opportunities to bring similar solutions to the mobile and device ecosystems.

        In fiscal 2006, we intend to continue to grow the use of our Mobile and Device Solutions in these emerging markets. We plan to work closely with mobile device manufacturers, telecommunications carriers, and news and entertainment organizations to have them embed our technology on their platforms, enabling them to provide multimedia content and deliver Flash-based information to their customers. In addition, we plan to offer solutions to these customers that include a mobile device version of the Adobe Reader called Adobe Reader LE which will provide the ability for viewing of, and interaction with, PDF-based content.

Mobile and Device Solutions Products

        Adobe Reader LE—a version of the Adobe Reader specifically developed for mobile phones that renders PDF documents on small-sized devices.

        Macromedia Flash Lite—a version of the Macromedia Flash player specifically developed for mobile phones and other consumer electronic devices; designed to require fewer device resources and can therefore operate on many devices from feature phones to TVs and digital video recorders.

        Macromedia Flash SDK—a software development kit specifically developed for bringing Flash-based content to consumer electronic devices; designed to require fewer device resources and can therefore operate on many devices from game devices to TVs and digital video recorders.

        Macromedia FlashCast—an end-to-end, client-server solution that is designed to effectively create, deliver and use rich data services which are viewed as "channels" of information on mobile handsets; consists of the FlashCast client software which is embedded on mobile devices such as cellular phones and is built based on the Flash Lite runtime engine, and FlashCast server software which manages subscriber accounts, aggregates and delivers FlashCast channel updates to subscribers, and generates billing transactions for fulfillment.

Enterprise and Developer Solutions Business Segment

Enterprise and Developer Solutions Opportunity

        Enterprises are under increasing pressure to save money, offer improved customer service, adhere to regulatory requirements and leverage existing investments in core systems. As a means to address these issues, a critical component of an organization's business processes is the need to interact with data stored in enterprise applications. As this need expands beyond the core users of those applications, adapting systems to accommodate a diverse group of users has become an expensive and time-consuming endeavor. The outcome is a proliferation of manual workarounds that result in process inefficiencies, delays and poor quality of information.

        In addition, enterprises have built Web applications which enjoy the reach of the Web but often fail to deliver a user interface with the ease of use and richness that users expect. This impedes utilization of these applications and increases training costs, reducing the overall return on investment ("ROI") that enterprises expect. Organizations are now looking to Rich Internet Applications ("RIA") to boost their ROI for these Web applications by combining a rich graphical application interface with the universal reach of the Web.

        We believe significant opportunities exist to help enterprises address these issues by making their business processes more efficient and their Web applications more engaging. To address these opportunities, we offer Adobe Enterprise and Developer Solutions to securely extend the reach of information, processes and services to engage with customers and constituents. Our solutions leverage our Adobe Engagement Platform, which provides a development platform for delivering applications that dramatically improve how businesses engage with people, processes and information.

        Adobe's Engagement Platform utilizes our universal Adobe Reader and Macromedia Flash Player software, which ensure reliable, secure and rich application experiences across browsers, desktops and devices. The Adobe Engagement Platform provides developers with an RIA programming model to integrate and optimize workflows, and a server software framework to simplify integration and leverage existing enterprise infrastructures. We also offer services and other software components to accelerate the creation of compelling, relevant and actionable applications, either through RIAs or through intelligent documents.

        We believe our Adobe Engagement Platform revolutionizes how enterprises and government agencies present, deliver, consume and interact with information and content. By providing an integrated client-

server framework and toolset for developers, designers and IT organizations, we believe our Enterprise and Developer Solutions allow our customers to:

  •
  Engage their constituents with compelling experiences and intelligent documents—providing them with the ability to act upon information or tasks presented to them for improved and effective collaboration;

  •
  Streamline and accelerate document-based processes so more work gets done;

  •
  Simplify the creation and deployment of compelling, relevant and actionable applications;

  •
  Augment existing enterprise infrastructures to deliver the next level of engagement with their stakeholders;

  •
  Scale these solutions needs regardless of the size of their constituent populations; and

  •
  Leverage the ubiquitous Adobe Reader and Macromedia Flash Player clients to reach people inside and outside of their organizations, and across all desktops and devices.

        Although our Enterprise and Developer Solutions address the needs of a diverse set of enterprise customers, we focus primarily on key vertical industries such as financial services, telecommunications, media and publishing, education, manufacturing, government and life sciences. For these customers, we offer comprehensive, scalable, secure and reliable server products and tools to develop applications tailored to their specific information and business process requirements.

        Our Enterprise and Developer Solutions currently offer several families of products that we market to these customers:

  •
  Adobe LiveCycle—provides document services to automate paper-based processes, leveraging the ubiquitous Adobe Reader for viewing, printing and interaction with information provided in Adobe PDF-based documents;

  •
  Macromedia ColdFusion MX—provides a server-scripting environment and a set of features used by organizations for building database-driven applications that are accessible through Web browsers and the Macromedia Flash Player; and

  •
  Macromedia Flex—provides a standards-based programming framework for building and deploying enterprise-class RIAs; an Eclipse-based Integrated Development Environment (IDE); and a powerful set of server-side services for connecting with Enterprise infrastructure.

        These solution sets are built on a common server architecture based on J2EE and XML, allowing for easy integration into enterprise infrastructures.

        Our Macromedia Flex solutions utilize the Flash file format and leverage our widely-used Flash Player technology. With Flex, enterprise-class applications are able to combine the rich user interface of desktop software with the reach and ease of deployment of the Web, and the processing power of desktop computers and mobile devices. This combination enables the delivery of more complex interactions than are currently supported by the Web browser model. Flex applications extend the server-based object model to client systems, improving interactivity by eliminating the constant page refreshes and context switches that users frequently experience. As a result, Flex applications enable organizations to provide users with a dramatically improved experience that supports the manipulation of data and information in ways that are impractical in a traditional browser-based environment.

        Sample uses of Macromedia Flex applications to build RIAs include the following:

  •
  Guided selling—Macromedia Flex can aid the design and development of product-oriented applications, such as configurators, selectors, comparison engines and shopping carts. Such applications can provide customers with an integrated experience from initial inquiry to final purchase. By reducing customer search time and leading customers directly to the items they want, guided selling can increase conversion rates, drive larger sales and reduce shopping cart abandonment;

  •
  Data dashboards—Macromedia Flex can provide charting, graphing and drill-down capabilities that make it easy to consolidate data from disparate systems without slow page refreshes. Businesses can benefit from faster decision cycles and improved access to information; and

  •
  Process and data integration—With Flex, businesses can consolidate data and information, and align processes to meet the unique needs of internal and external users. Automated process and data integration can increase accuracy, improve efficiency and enhance customer service through faster response times.

        To build and deliver enterprise-class RIAs, the following components are required:

  •
  Macromedia Flex Presentation Server—Our Flex Presentation Server is an application that acts as the application and services intermediary between Flex applications and the existing enterprise environment. The Flex Presentation Server easily integrates with existing enterprise application servers, and leverages existing resources and policies for functions such as deployment, session management and security;

  •
  Industry-standard IDE—Flex applications can be built and tested using Macromedia Flex Builder or a third-party IDE such as Borland JBuilder, Microsoft Visual Studio and others; and

  •
  Macromedia Flash client—The ubiquitous Macromedia Flash client runtime application provides the user interface to Flex applications.

        Our Adobe LiveCycle solutions utilize Adobe PDF documents which interact with core business applications and integrate information contained in those documents into business processes. In addition to being reliable electronic replicas, Adobe PDF documents are "intelligent"—they retain the best characteristics of paper documents, such as a familiar look, but add powerful business logic capabilities such as data validation and automated routing instructions. In addition, arbitrary data (including XML-based data) can be embedded inside of intelligent PDF documents for use or access later on in a business process. These features allow for more efficient interaction with enterprise applications while still providing the ability for people to manually access and interact with the data when necessary.

        Our LiveCycle products leverage our Adobe Reader software—with more than 500 million distributed copies of Adobe Reader, we have created a ubiquitous platform for accessing and interacting with intelligent documents. Adobe Reader is available on the most common operating system platforms free of charge, including Microsoft Windows, Apple Macintosh, Linux, various Unix-based platforms, and portable device systems such as Palm OS, Pocket PC and the Symbian operating system for cellular phones. As a universal client, Adobe Reader enables users inside and outside the firewall to interact with intelligent PDF documents on most platforms, including desktops, laptops, PDAs, mobile phones and kiosks, regardless of the application used to author the document.

        To address the specific needs of our customers, we offer "document services." Document services are sets of technologies that create, integrate and manage intelligent documents, and leverage the use of our Adobe Reader software for our customers' constituents to interact with data within the document. Document services that we currently provide include:

  •
  Document generation—enables users to generate high-quality documents in real time and via batch processes. This can be done from desktop applications or dynamically from core systems. These products and solutions dynamically generate personalized, customer-facing documents from enterprise applications for enhanced customer communications;

  •
  Document process management—products and solutions which allow organizations to automate form-based workflows deploying intelligent data capture systems and rules-based process management to automate business transactions;

  •
  Document collaboration—products and solutions to streamline collaborative processes securely among users, with a goal to accelerate review cycles and reduce costs; and

  •
  Document control and security—products and solutions to control document access and usage, enable the use of digital signatures as a replacement for paper and pen-based signatures and certify document authenticity.

        Our ColdFusion products provide fast and easy ways to build and deploy powerful Internet applications. Developers can extend or integrate ColdFusion with Java or .NET applications, connect to enterprise data and applications, create and interact via Web services, or interface with SMS on mobile devices or Instant messaging clients. ColdFusion can also be used for business reporting, rich-forms generation, printable document generation, full-text search, and graphing and charting—enabling customers to more fully engage their constituents with better Web experiences.

Enterprise and Developer Solutions Products

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

        Adobe Central Pro Output Server—a server-based software application for document generation that allows organizations to create personalized, customer-facing documents from any data source—including legacy, line-of-business, ERP, or CRM applications; merges data with an electronic document template using a powerful processing engine to dynamically generate electronic documents such as purchase orders, invoices, statements and checks for delivery via Adobe PDF, the Web, e-mail, fax, or print; works with Adobe Output Designer, which is a companion tool used to create sophisticated document templates.

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

        Adobe LiveCycle Form Manager—a server-based software application which simplifies form management and increases user satisfaction by centralizing the management of all forms, regardless of file type, into a single point of access via a Web-based portal; allows administrators to manage form publication, version control and user access, as well as establish ebXML relationships with business partners and customers inside and outside the enterprise.

        Adobe LiveCycle Forms—offers a range of solutions for deploying intelligent forms that can be completed online or offline, across diverse platforms and devices; identifies a user's environment to deliver the richest form-filling capabilities supported and integrates with enterprise applications to pre-populate form fields, save captured data, and initiate data-driven workflows.

        Adobe LiveCycle Barcoded Forms—enables organizations to accurately capture user-supplied information from fill-and-print paper forms by using dynamic 2D barcodes; barcodes are initially set up through creation of the form with Adobe's Designer application; after the form is printed, signed and returned by users of the form, the barcode on the form is scanned and decoded, and form data obtained from the barcode is routed to the appropriate enterprise application through Adobe's LiveCycle server products.

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

        Adobe LiveCycle Policy Server—a server-based software application that helps organizations manage information access securely with dynamic, persistent document control; allows for the control and monitoring of electronic document usage inside or outside the firewall, online or offline, and across multiple document platforms; lets organizations know when a document has been viewed, printed, or altered, and restricts access so that only intended recipients can open, use and forward a document; allows for previously granted document permissions and access to be revoked; leverages Adobe Acrobat and Adobe Reader software to author and view protected documents.

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

        Adobe Output Pak for mySAP.com—an SAP-certified server-based software application for document generation that enables organizations to optimize their investment in their SAP solution by creating personalized, professional-looking, customer-facing documents; provides an easy, fast, and cost-effective way to create and maintain documents for the SAP environment; integrates directly with an SAP system to extract information which is merged with a document template that defines the layout and formatting of the document; output can be in a variety of formats, including Adobe PDF, print, fax, e-mail and the Web.

        Adobe Output Pak for Oracle e-Business Suite—a server-based software application for document generation; expands the scope of the Oracle E-Business Suite by allowing customers to easily create, maintain and integrate high-quality, professional-looking electronic documents with their Oracle business processes in an easy, fast and cost-effective way; integrates directly with Oracle Reports to extract XML data from other applications which is then merged with a document template that defines the layout and formatting of the document output; used to dynamically generate documents such as purchase orders, invoices, statements and checks which can then be delivered via Adobe PDF, print, fax, e-mail and the Web.

        Adobe Web Output Pak—a server-based software application for document generation; creates documents in PDF and HTML for presentation on the Web, and in Wireless Markup Language ("WML") for presentation to a wireless device; allows users to personalize and control the look of documents based on the data the documents contain.

        Macromedia ColdFusion MX—provides a server-scripting environment and a set of features used by organizations for building database-driven scalable applications that are accessible through Web browsers and the Macromedia Flash Player; built on an open Java technology architecture and can be deployed on third-party Java application servers that support the J2EE specification.

        Macromedia Flex—provides a solution for enterprise programmers that build and deploy enterprise class RIAs and leverage Adobe's widely used Flash Player technology. The Flex Product line includes the Flex Framework and compiler; Flex Builder, an Eclipse based IDE for designing, coding, debugging and deploying Flex applications; and Flex Enterprise Services, a powerful server for connecting Flex applications to enterprise infrastructure, including Web services, remote Java objects and real-time data and messaging systems.

        Macromedia Flex Builder—bundled with Flex, Flex Builder is a new tool that can be used by designers and enterprise developers for visually architecting and developing RIAs; tightly integrated with Flex, Flex Builder provides features for quickly prototyping, coding, debugging and deploying Flash-based RIAs.

Other Business Segment

        Our Other Business Segment contains several of our products and services which address market opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and OEM printing businesses, to new strategic opportunities such as OEM revenue generated from our desktop Adobe Engagement Platform—which includes the ubiquitous Adobe Reader and Macromedia Flash Player clients. These opportunities, and the products we offer to address them, are reviewed below in the following categories: Platform, OEM PostScript, and Print and Classic Publishing.

Platform Opportunities

        As previously discussed, central to our long term strategy is the creation of an Adobe Engagement Platform which provides a development platform for delivering applications that dramatically improve how businesses engage with people, processes and information. Today, our new Platform Business Unit focuses on the development and delivery of this Adobe Engagement Platform, utilizing our universal Adobe Reader and Macromedia Flash Player software. These solutions will ensure reliable, secure and rich application experiences across browsers, operating systems and devices.

        Based on how these solutions allow enterprises and government agencies to present, deliver, consume and interact with information and content, there exists an opportunity to monetize the use of our Reader and Flash Player software. While typically provided for free, the widely used nature of both desktop applications has created new opportunities with partners whereby we can generate revenue based on the deployment of partner technology as part of our Adobe Engagement Platform products.

        In fiscal 2006, we will continue to explore monetization opportunities for our Adobe Engagement Platform solutions, as well as focus on the long-term strategic goal of providing a single ubiquitous Adobe Engagement Platform solution that combines Adobe Reader and Flash Player capabilities.

Platform Products

        Adobe Reader—software for reliable reviewing and printing of Adobe PDF files on a variety of hardware and operating system platforms; when used with certain Adobe PDF files created with Adobe LiveCycle Reader Extensions Server or Adobe Acrobat 7.0 Professional, Adobe Reader also can be used to enable collaborative workflows through the addition of collaboration features built into the Adobe PDF file; these features include review and markup tools that normally are not present in the standard Adobe Reader product.

        Macromedia Flash Player—the most widely distributed rich client software on PCs and consumer electronic devices, the Flash Player provides a runtime environment for text, graphics, animations, sound, video, application forms and two-way communications.

        Macromedia Shockwave Player—a rich media player used for deploying multimedia content for use in internet solutions including education, training, games and commerce.

OEM PostScript Opportunities

        Graphics professionals and professional publishers require quality, reliability and efficiency in production printing, and we believe our printing technology provides advanced functionality to meet the sophisticated requirements of this marketplace. As high-end printing systems evolve and transition to fully digital, composite workflows, we believe we are uniquely positioned to be a supplier of software and technology based on the Adobe PostScript and Adobe PDF standards for use by hardware manufacturers in this industry. We generate revenues by licensing our technology to OEMs that manufacture printers and other output devices.

OEM PostScript Products

        Adobe PostScript—a printing and imaging page description language that delivers high quality output, cross-platform compatibility and top performance for graphically-rich printing output from corporate desktop printers to high-end publishing printers; gives users the power to create and print visually rich documents with total precision; licensed to printing equipment manufacturers for integration into their printing products.

Print and Classic Publishing Opportunities

        In addition to the market opportunities and our businesses discussed previously, we offer a variety of products and solutions which address many different and unique publishing market needs. Our Print and Classic Publishing Business Unit focuses on these solutions, which address the diverse customer needs in markets such as: business document publishing, CD-ROM publishing, e-learning solutions, on-line help systems, technical document publishing and typography.

Print and Classic Publishing Products

        Adobe Font Folio OpenType Edition—contains more than 2,200 typefaces from the Adobe Type Library in OpenType format, offering a complete type solution for print, the Web, digital video or electronic documents.

        Adobe FrameMaker—an application for authoring and publishing long, structured, content-rich documents including books, documentation, technical manuals and reports; provides users a way to publish their content to multiple output formats, including print, Adobe PDF, HTML, XML and Microsoft Word.

        Adobe PageMaker—software used to create high-quality documents simply and reliably with robust page layout tools, templates and stock art.

        Adobe SVG Viewer—a plug-in for Web browsers that allows users to view Web graphics created in Scalable Vector Graphics ("SVG") format.

        Adobe Type Library—includes Adobe's best-selling typefaces, plus Adobe Type Manager; makes it easy to create beautiful text for print, Web and video projects.

        Adobe Type Classics for Learning—a low-cost, introductory font library designed for students and educators.

        Adobe Type Manager—available in Light (free) and Deluxe versions; provides powerful, easy management of all PostScript Type 1, OpenType and TrueType fonts.

        Adobe Type Sets—various Collection packages of Adobe's best-selling typefaces; makes it easy to create beautiful text for print, Web and video projects.

        Macromedia Authorware—a rich media authoring tool used to develop caption based e-learning on Windows and Macintosh based platforms; use of the product ranges from creating Web-based tutorials to simulations incorporating audio and video; applications developed with Macromedia Authorware can be delivered on the Web, over corporate networks or on CD-ROM.

        Macromedia Captivate—enables users to create interactive demonstrations and software simulations in the Flash file format; records users' actions in any application and instantly creates Flash simulations with visible and audible mouse movements; the small file size and high resolution make Macromedia Captivate simulations and demonstrations easy to publish online or burn onto a CD for use in training, sales, marketing or user support; often used in combination with Macromedia Breeze, Macromedia Captivate provides a robust technology solution to bring understanding and retention to the end users of rapid training and e-learning solutions.

        Macromedia Contribute—an easy way to update, add and publish Web content; non-technical business users can make changes to intranet and internet Websites while automatically maintaining site standards for style, layout and code; as a server application, Macromedia Contribute provides a Web publishing system which enables IT professionals to manage and administer users and permissions as part of the Web publishing process; also content providers and Web professionals to save time and streamline the Web-content maintenance process.

        Macromedia Director—a tool for creating professional multimedia content that combines images, text, audio and video into presentations and interactive experiences; for Websites, it provides users with the ability to deliver multimedia content that supports three dimensional images and animations for use in various markets, including education, games and commerce; also enables the creation of fixed-media content for CD titles and DVD titles in the entertainment, education and corporate training markets.

        Macromedia FreeHand MX—a professional vector graphics tool designers and illustrators use to create high quality images that can be scaled; supports developing images for print, the Web and the Macromedia Flash Player.

        Macromedia JRun—an application server based on the J2EE specification; integrates with our development tool offerings and is used to deploy applications for functions such as online banking and customer service.

        Macromedia RoboHelp—an authoring tool used by developers and technical writers to create professional help systems and documentation for desktop and Web-based applications; utilizes support for XML, PDF import/export, content management, distributed workforces, team authoring capabilities, as well as JavaHelp.

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

Creative Solutions

        In our Creative Solutions segment, we offer the Adobe Creative Suite in two versions, which consist of combinations of several of our technologies. The Adobe Creative Suite Standard Edition combines the capabilities of Adobe InDesign, Adobe Illustrator and Adobe Photoshop, as well as file management and integration technology called Version Cue, and Adobe Bridge which provides a simple interface to easily organize, browse, and locate files. The Adobe Creative Suite Premium Edition adds to this the capabilities of Adobe Acrobat Professional and Adobe GoLive. Similarly, we offer Macromedia Studio, which is a product that combines the capabilities of Macromedia Dreamweaver, Macromedia Flash Professional, Macromedia Fireworks, Macromedia Contribute and Macromedia FlashPaper. We also offer various bundles for customers who desire some of these applications in one affordable package.

        Our Creative Solutions products compete with many companies, including Apple Computer, Avid, Corel, Google, Microsoft and Quark, as they increase their presence in the creative software and solutions markets, as well as from Open Source initiatives.

        With respect to Microsoft, it announced in September, 2005 a new suite of products, called Expression Studio, scheduled to be released in 2006 and which will compete with our Adobe Creative Suite and Macromedia Studio products and individual Creative Solutions segment products. Expression Studio includes Microsoft Expression Graphic Designer which will compete with our Adobe Photoshop and Adobe Illustrator products; Microsoft Expression Interactive Designer, which will compete with our Macromedia Flash product line; and Microsoft Expression Web Designer, which will compete with our Macromedia Dreamweaver and Adobe GoLive products. Microsoft's new operating system, Windows Vista, which is expected to ship in late 2006, will also include some features in its Presentation Foundation that will compete with Macromedia Flash.

        We believe our Adobe Creative Suite products and our Macromedia Studio product compete favorably on the basis of features and functionality, ease of use, product reliability, price and performance characteristics. The individual technologies within the Suite and Studio products also work well together, providing broader functionality and shortened product training time for the individual who uses multiple applications to complete a project.

        In addition to our Adobe Creative Suite and Macromedia Studio products, we offer the technologies within them as individual software applications. The competitive nature for these individual Creative Solutions products is discussed below.

        Drawing and illustration products are characterized by feature-rich competition, brand awareness and price sensitivity. In addition to competition with Microsoft's Expression Graphic Designer product, our Adobe Illustrator product faces competition from companies such as Autodesk, Corel, Deneba, Mediascape and Xara and the Open Source product called Karbon14. We believe Adobe Illustrator competes favorably due to high awareness of the rich features in our product, especially the drawing and illustration functionalities, the technical capabilities of the product, and our ability to leverage core technologies from our other established products.

        The demand for Web page layout and Web content creation tools is constantly evolving and highly volatile. In addition to competition with Microsoft's Expression Interactive Designer and Web Designer products, we believe Macromedia Dreamweaver, Adobe GoLive and Macromedia Flash face direct and indirect competition from desktop software companies such as Bare Bones Software and various proprietary and open source Web authoring tools. We also face competition from Microsoft's Front Page and Visual Studio products, and other integrated development environments that enable developers to create Web applications from companies such as BEA Systems, Borland and IBM. We believe our products compare favorably to these applications; however, our market share may be constrained by Microsoft's ability to target its Web software to users in markets they dominate, including users of Microsoft Office, Microsoft Windows operating system and the Microsoft Internet Explorer Web browser.

        The needs of digital imaging and video editing software users are constantly evolving due to rapid technology and hardware advancements in digital cameras, digital video cameras, printers, personal computers, cellular phones and other new devices. Our software offerings, including Macromedia Fireworks, Adobe Photoshop, Adobe Photoshop Album, Adobe Photoshop Album Starter Edition, Adobe Photoshop Elements, Adobe After Effects, Adobe Audition, Adobe Encore DVD, Adobe Premiere Elements and Adobe Premiere Pro software, face significant competition from companies offering similar products and will continue to face competition from emerging products, including those coming from the Open Source movement.

        Our mid-range consumer offerings, including Photoshop Elements and Adobe Premiere Elements, are subject to intense competition, price sensitivity, brand awareness and strength in OEM bundling and retail distribution. We face direct and indirect competition from a number of companies that market software which competes with ours, including ACD Systems, AI Soft (Japan), Apple Computer, ArcSoft, Corel, i4 (Japan), Google, Kodak, Nova Development, Magix, Micrografx, Microsoft, Paessler GmbH (Germany), Pegasus Imaging Company, Phase One, Photodex Corporation, Sonic Pinnacle, Sony and Ulead Systems. In addition, we face competition from device, hardware and camera manufacturers such as Apple Computer, Canon, Dell, Hewlett-Packard, Nikon, Sony and others as they try to differentiate their offerings by bundling their own digital imaging software, or those of our competitors. Similarly, we face potential competition from operating system manufacturers such as Apple Computer and Microsoft as they integrate hobbyist-level digital imaging and image management features in future versions of their operating systems. Finally, we face potential competition from Open Source products, including Gimp for Linux.

        We believe we compete favorably against other mid-range digital imaging, digital video and consumer-focused image management software applications with our Adobe Photoshop Elements, Adobe Premiere Elements and Adobe Photoshop Album products due to strong consumer awareness of our brand in digital imaging and digital video, our relationships with significant OEMs, positive recommendations for our products by market influencers, our increased focus on the retail software channel, and strong feature sets.

        In professional digital imaging, software applications compete based on product features, brand awareness and price sensitivity. In addition to competition with Microsoft's Expression Graphic Designer product, our Adobe Photoshop product faces direct and indirect competition from a number of companies including Apple Computer and Corel. Our Adobe Photoshop product competes favorably due to high awareness of the Photoshop brand in digital imaging, the positive recommendations for our Photoshop product by market influencers, the features and technical capabilities of the product, and our ability to leverage core features from our other established products.

        Our Adobe InDesign product, used for professional page layout, faces substantial competition. The main competitor, Quark, has a competitive product, Quark XPress, which has maintained a historically strong market share in the professional page layout market. Quark also benefits from an established industry infrastructure that has been built around the use of their XPress product in print shops and service bureaus, and through the development of third party plug-in products. Barriers to the adoption of Adobe InDesign by Quark XPress customers include this infrastructure, as well as the cost of conversion, training and software/hardware procurement required to switch to InDesign. We have seen an increase in the adoption of InDesign software and we believe we will continue to see market share gains going forward due to a product offering that contains new innovative features, our strong brand among users, positive reviews by industry experts, adoption of InDesign by major accounts which are influencers in their industries and improved infrastructure support by the industry for our overall solution.

        Applications for digital video editing, motion graphics, special effects, audio creation and DVD authoring face increasing competition as video professionals and hobbyists migrate away from analog video and audio tools towards the use of digital camcorders and digital video production on their computers and DVD systems for rich media playback. Our Adobe After Effects, Adobe Audition, Adobe Encore DVD and Adobe Premiere Pro software products, as well as the Adobe Production Studio which contains these products, face competition from companies such as Apple Computer, Avid, Canopus, Discreet, Sonic Pinnacle, ULead Systems and Sony. Our Adobe Premiere Elements software product, which is targeted for use by hobbyists, faces competition from companies such as Aist, ArcSoft, Avid, Broderbund, Cyberlink, Magix, Microsoft and Muvee.

        Adobe After Effects is a leader in professional compositing and visual effects due to its strong feature set and its integration with our other products that helps create a broad video editing platform for our customers. In professional digital video editing, we are an industry leader on the Microsoft Windows platform with Adobe Premiere Pro and compete favorably due to our strong feature set, our OEM relationships and the integration with our other products to create a broad digital video publishing platform for our customers.

Knowledge Worker Solutions

        With our Adobe Acrobat business, we are seeing an increase in competition from Microsoft. Microsoft has announced its next generation operating system, called Windows Vista, which is expected to ship in late 2006. Windows Vista will include a proprietary digital rights management technology and a new document format, called XML Paper Specification ("XPS"), which will compete with Adobe PDF. In addition, Microsoft has announced that the next version of its widely used Office product, which also is expected to ship in late 2006, will contain a feature to save Microsoft Office documents as PDF files. This new PDF feature in Office could compete with Adobe Acrobat. Given Microsoft's market dominance, XPS, the PDF feature in Office and any other competitive Microsoft product or technology that is bundled as part of its Office product or operating system, could harm our overall Knowledge Worker Solutions market opportunity.

        Our Adobe Acrobat product family also faces competition in the PDF file creation market from many clone products marketed by companies such as AdLib, Active PDF, Ansyr Technology, Apple Computer, eHelp Corporation, Global Graphics, Scansoft, Software995, Sourcenext and others. In addition, other PDF creation solutions can be found at a low cost, or for free, on the Web.

        For customers that use Adobe Acrobat Standard and Adobe Acrobat Professional as part of document collaboration and document process management solutions, where electronic document delivery, exchange, collaboration, security and archival needs exist, our Acrobat product family faces competition from entrenched office applications such as Microsoft Office. In the higher end of the electronic document market, Acrobat Professional provides features which compete with other creative professional PDF tool providers, such as Enfocus, Dalim, TeamPDF and Zinio. In addition, we are targeting the architecture, engineering and construction worker electronic document collaboration market with our Acrobat Professional product market. The capabilities of our product in this market compete with some aspects of Autodesk's solution.

        To address the threats from Microsoft and others, we are working to ensure our Adobe Acrobat applications stay at the forefront of innovation in emerging opportunities such as PDF document generation, document collaboration and document process management.

        Breeze faces competition from many Web conferencing vendors, including WebEx and Microsoft. WebEx is a market share leader, and Microsoft has steadily increased its marketing of Microsoft Office Live Meeting since its acquisition of Placeware in 2003. To address the threats from Microsoft and others in the Web conferencing space, we focus on providing a differentiated and enhanced user experience through our ubiquitous Macromedia Flash Player.

Mobile and Device Solutions

        The markets we address with our Mobile and Device solutions are influenced by evolving industry standards, rapid software and hardware technology developments, and frequent new product and technology introductions by companies or open-source initiatives targeting similar opportunities. Technologies and products which could compete with Macromedia Flash Lite include Java, Brew, SVG, WAP and Microsoft Windows Mobile.

        We believe Macromedia Flash Lite solution competes favorably against these technologies and/or solutions due to the ubiquitous distribution of Macromedia Flash Player technology on a broad set of platforms (including PCs and cellular phones), our robust programming model and developer tools used to create Flash content, the large Flash developer community and ecosystem, and the rich expressiveness of Flash, which allows the capability to deliver audio, video, motion graphics, vector graphics and visual effects—resulting in rich user experiences and interfaces on mobile devices which compare favorably to those created by alternate solutions.

Enterprise and Developer Solutions

        The markets we address with our Macromedia ColdFusion, Adobe LiveCycle and Macromedia Flex server products are influenced by evolving industry standards, rapid software and hardware technology developments, and new product introductions from competitors such as Microsoft and IBM.

        Microsoft has already brought to market new products and technologies to address many of the emerging market needs we focus on with our Adobe LiveCycle family of products. In the Professional version of Microsoft Office 2003, it introduced a new information gathering program called InfoPath 2003. They also introduced Windows Rights Management Services in their Windows Server 2003 product, which is designed to allow corporate networks to manage and enforce restrictions built into documents.

        As discussed previously, Microsoft has also announced its next generation operating system, called Windows Vista, which is expected to ship in late 2006. Windows Vista will include a new document format, called XPS, which will compete with Adobe PDF. Windows Vista will also include a proprietary digital rights management technology which will compete with Adobe LiveCycle Policy Server. In addition, Microsoft's new version of Office will include an updated version of its SharePoint product which will compete with certain aspects of our Adobe LiveCycle products. Microsoft has also announced the Windows Presentation Foundation (formerly known as Avalon) which is expected to ship as part of the Windows Vista release in 2006, and which will offer an alternative to building RIA applications within the Microsoft.NET framework.

        In the electronic forms solution market, in addition to competition from Microsoft Infopath-based solutions, we face competition from IBM through their acquisition of an eForms solution company called PureEdge, other regional based eForm solution providers, and from FileNET's electronic form solutions. Similarly, we face competition for document process management solutions from workflow solution vendors such as FileNET, MetaStorm, Scansoft and Ultimus.

        We believe that our Adobe LiveCycle server product family competes favorably against these companies and formats in terms of the combined benefits of superior functionality, cross-platform visual page fidelity/reliability, multi-platform capability, file compression, printing and security of documents expressed using Adobe PDF. We also believe that Adobe PDF and its integration with XML, combined with the broad distribution of Adobe Reader on all leading hardware platforms, provide a ubiquitous universal multi-platform solution that is more compelling than our competitors' offerings.

        As we broaden the scope of products and solutions offered with our Enterprise and Developer Solutions products, we face increased competition from entrenched office applications, emerging products/technologies and potentially, enterprise collaboration system providers. Additionally, current office applications and content creation/management tools that use HTML, Microsoft Word, Tagged Information File Format ("TIFF") and various XML-based formats for electronic document distribution provide alternate solutions to customers, and indirectly compete with our enterprise server products and the use of Adobe PDF.

        Our Macromedia Flex server product provides a solution for Java, C++ and C Sharp programmers wanting to deploy Enterprise class, rich Web applications and leverages Macromedia Flash Player technology. Beyond the competitive Microsoft threats previously discussed, vendors such as Tibco and NexaWeb offer competitive solutions in the RIA market that we target with Flex. In addition, new open source technologies like AJAX provide alternative methods for creating RIAs. Numerous open source groups, as well as a number of commercial software vendors are working to build tools and frameworks that could make AJAX competitive with Flex.

        Our Macromedia ColdFusion products face competition from major vendors including Microsoft, IBM, BEA and Sun. In addition, ColdFusion competes with several technologies available today at no cost including the PHP and PERL programming environments that are available for the Apache Web server.

Other

        In technical authoring and publishing, our Adobe FrameMaker product faces competition from large-scale electronic publishing systems, XML-based publishing companies such as PTC (via their acquisition of Arbortext), as well as lower-end desktop publishing products such as Microsoft Word. Competition is based on the quality and features of products, the level of customization and integration with other publishing system components, the number of hardware platforms supported, service and price. We believe we can successfully compete based upon the quality and features of the Adobe FrameMaker product and our extensive application programming interface.

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

        In printing technologies, we believe the principal competitive factors for OEMs in selecting a page description language or a printing technology are product capabilities, market leadership, reliability, price, support and engineering development assistance. We believe that our competitive advantages include our technology competency, OEM customer relationships and intellectual property portfolio. Adobe PostScript faces competition from Hewlett-Packard's proprietary PCL page description language and from developers of other page description languages based on the PostScript language standard, including Global Graphics and Xionics. In addition, as previously discussed, Microsoft has announced its next generation operating system, called Windows Vista, which is expected to ship in late 2006. Windows Vista will include a new document format called XPS, which will compete with Adobe PDF. Certain aspects of XPS may also compete with our Adobe PostScript technologies and solutions.

        In e-learning content authoring, our Authorware product faces competition from vertically focused e-learning content authoring solutions. Competition is based on the quality and features of products, ease-of-use and price. We believe we have a strong product and can successfully compete based upon the quality and features of the Macromedia Authorware product and its strong brand among users, and its widespread adoption among e-learning content publishers.

        In interactive simulations/e-learning, our Captivate product faces competition from general content development tools such as Microsoft PowerPoint, screen recording tools such as Techsmith's Camtasia and more advanced e-learning and software simulation solutions such as Firefly or OnDemand. Competition is based on speed of development and features of products, ease-of-use and price. We believe we have a strong product and can successfully compete based upon the quality and features of the Macromedia Captivate product, its strong brand among users and its widespread adoption among training developers.

        In Web content management, our Contribute products face competition from basic content publishing products such as Microsoft Word and Microsoft Sharepoint, as well as large-scale Web content management systems from companies such as Interwoven, Vignette, IBM and Oracle. Competition is based on the usability, quality and features of products, the level of customization and integration with other Web content management components, the integration with Web design tools, the number of hardware platforms supported, service, and price. We believe we can successfully compete based upon the usability and price of the Macromedia Contribute product, strong brand among users and integration with other Web content management components.

        In multimedia content authoring, our Director product faces competition from a variety of multimedia content authoring tools. Competition is based on the quality and features of products, ease-of-use and price. We believe we have a strong product and can successfully compete based upon the quality and features of the Macromedia Director product, its strong brand among users, and its widespread adoption among content developers and publishers.

        In technical Web authoring and publishing, our Macromedia RoboHelp product faces competition from large-scale Web publishing systems, XML-based Web publishing companies, as well as lower-end publishing products such as Microsoft Word. Competition is based on the quality and features of products, the level of customization and integration with other publishing system components, the number of hardware platforms supported, service, and price. We believe we can successfully compete based upon the quality and features of the Macromedia RoboHelp product.

        Our Macromedia JRun product competes with large Java application server vendors as well as products available at no cost including the Tomcat Java Servlet Engine provided by the Apache Foundation.

OPERATIONS

Marketing and Sales

        We market and distribute our products through sales channels, which include distributors, retailers, software developers, systems integrators, ISV's and VARs, as well as through OEM and hardware bundle customers. We also market and license our products directly using our sales force and through our own Web site at www.adobe.com.

        We support our worldwide distribution network and end-user customers with international offices around the world, including locations in Australia, Austria, Belgium, Brazil, Canada, China, Czech Republic, Denmark, England, Finland, France, Germany, India, Ireland, Italy, Japan, Korea, Mexico, the Netherlands, Norway, Portugal, Scotland, Singapore, Spain, Sweden, Switzerland and Taiwan.

        We also license software with maintenance and support, which includes rights to upgrades, when and if available, support, updates and enhancements.

        For information regarding our market segments and segment revenue, geographic areas and significant customers, please refer to Note 16 of our Notes to Consolidated Financial Statements.

Order Fulfillment

        The procurement of the various components of packaged products, including CDs and printed materials, and the assembly of packages for retail and other applications products is controlled by our

Global Supply Chain Management operations. We outsource our order fulfillment activities to third parties in the United States, Europe and Asia.

        To date, we have not experienced significant difficulties in obtaining raw materials for the manufacture of our products or in the replication of CDs, printing and assembly of components, although an interruption in production by a supplier could result in a delay in shipment of our products. The backlog of orders from customers, as of January 20, 2006 and January 21, 2005, was approximately $30.9 million and $13.9 million, respectively.

Services and Support

        We provide professional services, technical support and customer service to a wide variety of customers including consumers, creative professionals and business users. Our service and support revenue consists primarily of consulting fees, software maintenance and support fees, and training fees.

  Services

        We have a global Adobe Consulting team dedicated to developing and implementing solutions for enterprise customers in key vertical markets and to transfer technical expertise to our solution partners. The Adobe Consulting team uses a comprehensive, customer-focused methodology to develop high quality solutions, which in turn deliver a competitive advantage to our enterprise customers. A portfolio of technical training courses is also available for desktop and server-based products to meet the needs of our enterprise customers and solution partners.

  Support

        A significant portion of our support revenue is composed of our extended enterprise maintenance and support offerings, which entitles customers to the right to receive product upgrades and enhancements during the term of the maintenance and support period, which is typically one year. Regional Support Centers are charged with providing timely, high quality technical expertise on Enterprise and Knowledge Worker Solutions products and solutions to meet the growing needs of our customers.

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

        We also offer Developer Support to partners and developer organizations. The Adobe Solution Network Developer Program focuses on providing developers with high-quality tools, software development kits, information and services.

        As a registered owner of the current version of an Adobe desktop product, customers are eligible to receive complimentary person-to-person support on certain matters. Support for some products and in some countries may vary.

Training

        We inform customers about the use of our products through on-line informational services on our Web site (www.adobe.com) and through a growing series of how-to books published by Adobe Press pursuant to a joint publishing agreement with Peachpit Press. In addition, we develop tests to certify independent trainers who teach Adobe software classes. We sponsor workshops, work with professional associations and user groups, and conduct regular beta-testing programs.

Investments

        We own limited partnership interests in three venture capital limited partnerships, Adobe Ventures L.P., Adobe Ventures III, L.P. and Adobe Ventures IV, L.P. (collectively "Adobe Ventures"), that have invested in early stage companies with innovative technologies. We also make direct investments in privately held companies. We view these investments as primarily strategic as they often increase our knowledge of emerging markets and technologies, as well as expand our opportunities to provide Adobe products and services. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        We intend to continue investing in new technologies.

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

        During fiscal years ended December 2, 2005, December 3, 2004 and November 28, 2003, our research and development expenses, including costs related to contract development, were $365.3 million, $311.3 million and $277.0 million, respectively.

        During fiscal 2005, we acquired OKYZ S.A., a privately held company, which provided three dimensional ("3D") technology and expertise to our Intelligent Document platform.

        During fiscal 2004, we acquired Q-Link Technologies, Inc ("Q-Link"), a privately held company, which provided Java-based workflow technology that was integrated with our enterprise server products to enable customers to integrate document process management with core applications. For further information regarding this acquisition, see Note 2 of our Notes to Consolidated Financial Statements.

PRODUCT PROTECTION

        We regard our software as proprietary and protect it under the laws of copyrights, patents, trademarks and trade secrets. We protect the source code of our software programs as trade secrets, and make source code available to third parties only under limited circumstances and specific security and confidentiality constraints.

        Our products are generally licensed to end users on a "right to use" basis pursuant to a license that restricts the use of the products to a designated number of devices. We also rely on copyright laws and on "shrink wrap" and electronic licenses that are not physically signed by the end user. Copyright protection may be unavailable under the laws of certain countries, and the enforceability of "shrink wrap" and electronic licenses has not been conclusively determined in all jurisdictions. We have obtained many patents and have registered numerous copyrights, trademarks, domain names and logos in the United States and foreign countries.

        Policing unauthorized use of computer software is difficult and software piracy is a persistent problem for the software industry. This problem is particularly acute in international markets. We conduct vigorous anti-piracy programs directly and through certain external software associations. Although our products generally do not contain copy protection or network copy-detection features, we have recently included activation technology in certain products to guard against illegal use and will continue to do so in certain future products.

EMPLOYEES

        As of January 27, 2006, we employed 5,734 people. We have not experienced work stoppages and believe our employee relations are good. Competition in recruiting personnel in the software industry, especially highly skilled engineers, is intense. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, management and sales and marketing personnel.

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

EXECUTIVE OFFICERS

        Adobe's executive officers as of January 27, 2006 are as follows:

Name	Age	Positions
Bruce R. Chizen	50	Chief Executive Officer
Karen O. Cottle	56	Senior Vice President, General Counsel and Corporate Secretary
Murray J. Demo	44	Executive Vice President and Chief Financial Officer
Stephen A. Elop	42	President, Worldwide Field Operations
Shantanu Narayen	42	President and Chief Operating Officer
Peg Wynn	54	Senior Vice President, Human Resources

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

        Ms. Cottle joined Adobe in February 2002 as Senior Vice President, General Counsel and Secretary. Prior to joining Adobe, Ms. Cottle served as General Counsel for Vitria Technology, Inc. from February 2000 to February 2002. From 1996 to 1999, Ms. Cottle served as Vice President, General Counsel and Secretary of Raychem Corporation.

        Mr. Demo joined Adobe in August 1996 as the Director of Operations Finance. In July 1998 he was promoted to Corporate Controller. In October 1999, he was promoted to Vice President and Corporate Controller and in June 2000 was promoted to Senior Vice President and Chief Financial Officer. In April 2005, Mr. Demo was promoted to Executive Vice President and Chief Financial Officer. On

December 13, 2005, Mr. Demo announced his intention to resign as Chief Financial Officer of Adobe Systems Incorporated. Mr. Demo will remain as the Chief Financial Officer through March 31, 2006, or longer if his successor has not been hired by then. Mr. Demo is a member of the Board of Directors of Citrix Systems, Inc. and is the Vice Chairman of the national Board of Directors of AeA, the nation's largest high-tech trade association.

        Mr. Elop joined Adobe upon the closing of the acquisition of Macromedia in December 2005 as President, Worldwide Field Operations. Prior to joining Adobe, Mr. Elop served as Chief Executive Officer and a director of Macromedia from January 2005 to December 2005. Prior to this, Mr. Elop served as Chief Operating Officer of Macromedia from July 2004 to January 2005, Executive Vice President of Worldwide Field Operations of Macromedia from April 2001 to January 2005, General Manager, eBusiness Solutions of Macromedia from December 1999 to April 2001, and Chief Information Officer of Macromedia from March 1998 to December 1999.

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

        Ms. Wynn joined Adobe in January 2006 as Senior Vice President, Human Resources. Prior to joining Adobe, Ms. Wynn served as Vice President of Human Resources at Xilinx, Inc. from October 1999 to January 2006, and Director of Human Resources from October 1998 to October 1999.

ITEM 1A. RISK FACTORS

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

        As part of our transition to new business models and markets, we are planning the release of new products and new versions of current products. Additionally, following our acquisition of Macromedia, we plan to release products that integrate our existing products with products acquired in the Macromedia acquisition. Any delays or failures in developing and marketing our products, including upgrades of current products and the integration of Macromedia products into our product line, may have a harmful impact on our results of operations. We may have particular difficulty and delays developing products that integrate Adobe and Macromedia products, since our products are highly complex, have been designed independently and were designed without regard to such integration. Our inability to extend our core technologies into new applications and new platforms and to anticipate or respond to technological changes could affect continued market acceptance of our products and our ability to develop new products.

Delays in product or upgrade introductions could cause a decline in our revenue, earnings or stock price. We cannot determine the ultimate effect these delays or the introduction of new products or upgrades will have on our revenue or results of operations.

Introduction of new products by existing and new competitors could harm our competitive position and results of operations.

        The end markets for our software products are intensely and increasingly competitive, and are significantly affected by product introductions and market activities of industry competitors. If these competing products achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled "Competition" contained in Item 1 of this report.

If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.

        We are devoting significant resources to the development of technologies and service offerings where we have a limited operating history, including the enterprise and government markets and the mobile and device markets. In the enterprise and government markets, we intend to increase our focus on vertical markets such as education, financial services, manufacturing, and the architecture, engineering and construction markets. With our Breeze product line, we intend to increase awareness in targeted horizontal markets such as training and marketing and vertical markets such as manufacturing, financial services and telecommunications. These new offerings and markets require a considerable investment of technical, financial and sales resources, and a scaleable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the enterprise and government markets and the mobile and device markets, and greater sales and marketing resources. In the mobile and device markets, our intent is to license our technology to device makers manufacturers and telecommunications carriers that embed our technology on their platforms, and in the enterprise and government market our intent is to form strategic alliances with leading enterprise and government solutions and service providers to provide additional resources to further enable penetration of such markets. If we are unable to successfully enter into strategic alliances with device maker manufacturers, telecommunication carriers and leading enterprise and government solutions and service providers, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted.

Revenues from our new business segments may be difficult to predict.

        As previously discussed, we are devoting significant resources to the development of product and service offerings where we have a limited operating history. This makes it difficult to predict revenues. For example, we intend to expand the use of our Mobile and Device Solutions by licensing our products for use in mobile phones, set-top boxes, game devices, personal digital assistants, hand-held computers and other consumer electronic devices; however, we have a limited history of licensing products in these markets and may experience a number of factors that will make our revenue less predictable, including longer than expected sales and implementation cycles, potential deferral of revenue due to multiple-element revenue arrangements and alternate licensing arrangements.

If we fail to anticipate and develop new products in response to changes in demand for application software, computers and printers, our business could be harmed.

        Any failure to anticipate changing customer requirements and develop and deploy new products in response to changing market conditions may have a material impact on our results of operations. As previously discussed, we plan to release numerous new product offerings and upgrade versions of our current products in connection with our transition to new business models and the acquisition of Macromedia. Market acceptance of our new product or version releases will be dependent on our ability to include functionality and usability in such releases that address the requirements of customer demographics with which we have limited prior experience. To the extent we incorrectly estimate customer requirements for such products and version releases or if there is a delay in market acceptance of such products and version releases, our business could be harmed.

        We offer our Creative Solutions and Knowledge Worker Solutions application-based products primarily on Windows and Macintosh platforms and on some UNIX platforms. We generally offer our server-based products, but not desktop application products, on the Linux platform as well as the Windows and UNIX platforms. To the extent that there is a slowdown of customer purchases of personal computers on either the Windows or Macintosh platform or in general, or to the extent that significant demand arises for our products or competitive products on the Linux desktop platform before we choose and are able to offer our products on this platform, our business could be harmed. Additionally, to the extent that we have difficulty transitioning product or version releases to new Windows and Macintosh operating systems or to the extent new releases of operating systems or other third party products make it more difficult for our products to perform, our business could be harmed.

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

We may not be able to protect our intellectual property rights, including our source code, from third-party infringers, or unauthorized copying, use, disclosure or malicious attack.

        Although we defend our intellectual property rights and combat unlicensed copying and use of software and intellectual property rights through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. We actively pursue software pirates as part of our enforcement of our intellectual property rights, but we nonetheless lose revenue due to illegal use of our software. If piracy activities increase, it may further harm our business.

        Additionally, we take significant measures to protect the secrecy of large portions of our source code, the detailed program commands for our software programs. If unauthorized disclosure of a significant portion of our source code occurs, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins.

        We also devote significant resources to maintaining the security of our products from malicious hackers who develop and deploy viruses, worms, and other malicious software programs that attack our products. Nevertheless, actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to seek to return products, to reduce or delay future purchases, to use competitive products or to make claims against us. Also, with the introduction of hosted services with some of our product offerings, our customers may use such services to share confidential and sensitive information. If a breach of security occurs on these hosted systems, we could be held liable to our customers. Additionally, such breaches could lead to interruptions, delays and data loss and protection concerns as well as harm our reputation.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

        We have in the past and may in the future acquire additional companies, products or technologies. Most recently, we completed the acquisition of Macromedia in December 2005. We may not realize the anticipated benefits of this or any other acquisition and each acquisition has numerous risks. These risks include:

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

  •
  difficulty integrating the acquired company's accounting, management information, human resources and other administrative systems;

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

  •
  potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions; and

  •
  potential delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product offerings

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

Catastrophic events may disrupt our business.

        We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Website for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cyber-attack, terrorist attack, or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers' orders. Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located in San Jose, California, which is near major earthquake faults. We have developed disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

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

        As a result of a variety of factors discussed herein, our quarterly revenues and operating results for a particular period are difficult to predict. Our revenues may grow at a slower rate than experienced in previous periods and, in particular periods, may decline. Additionally, we periodically provide operating model targets. These targets reflect a number of assumptions, including assumptions about product pricing and demand, economic and seasonal trends, manufacturing costs and volumes, the mix of shrink-wrap and licensing revenue, full and upgrade products, distribution channels and geographic markets. If one or more of these assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.

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

        We typically generate over 50% of our total revenue from sales to customers outside of the Americas. Sales to these customers subject us to a number of risks, including (i) foreign currency fluctuations, (ii) changes in government preferences for software procurement, (iii) international economic and political conditions, (iv) unexpected changes in, or impositions of, international legislative or regulatory requirements, (v) inadequate local infrastructure, (vi) delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, (vii) transportation delays, (viii) the burdens of complying with a variety of foreign laws, including more stringent consumer and data protection laws, and other factors beyond our control, including terrorism, war, natural disasters and diseases. If sales to any of our customers outside of the Americas are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure.

        Our operating results are subject to fluctuations in foreign currency exchange rates. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We have established a hedging program to partially hedge our exposure to foreign currency exchange rate fluctuations, primarily the Japanese yen and the euro. We regularly review our hedging program and will make adjustments as necessary based on the judgment factors discussed above. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

        Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined resulting in an impact on our results of operations.

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

If we are unable to recruit and retain key personnel our business may be harmed.

        Much of our future success depends on the continued service and availability of our senior management, including our Chief Executive Officer and other members of our executive team. These individuals have acquired specialized knowledge and skills with respect to Adobe. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where the majority of our employees are located. We have relied on our ability to grant equity compensation as one mechanism for recruiting and retaining such highly skilled personnel. Recently enacted accounting regulations requiring the expensing of equity compensation may impair our ability to provide these incentives without incurring significant compensation costs. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table sets forth the location, approximate square footage and use of each of the principal properties used by Adobe during fiscal 2005. We lease or sublease all of these properties with the exception of our property in India, where we own the building and lease the land. All properties are leased under operating leases. Such leases expire at various times through 2025, with the exception of the land lease that expires in 2091. The annual base rent expense (including operating expenses, property taxes and assessments, as applicable) for all facilities, excluding those assumed in the acquisition of Macromedia, is currently approximately $49.7 million and is subject to annual adjustments as well as changes in interest rates.

Location	Approximate Square Footage	Use
North America:
345 Park Avenue San Jose, California, USA	378,000	Research, product development, sales and marketing
321 Park Avenue San Jose, California, USA	321,000	Research, product development, sales and marketing
151 Almaden Boulevard San Jose, California, USA	267,000	Administration, product development and sales
801 N. 34th Street-Waterfront Seattle, WA 98103-88	255,000	Product development, marketing, technical support and administration
560 Rochester St. Ottawa, Ontario Canada K1S 5K2	152,000	Product development, marketing, technical support and administration
India:
Adobe Towers, 1-1A, Sector 25A Noida, 201301, U.P. India	200,000	Product development, sales and marketing, and administration
Japan:
Gate City Ohsaki East Tower 1-11-2 Ohsaki, Shinagawa-ku Tokyo 141-0032 Japan	57,000	Product development, sales and marketing
Germany:
Grobe Elbstrable 27 Hamburg, 22767	27,000	Product development
UK:
3 Roundview Avenue Stockley Park, Middlesex	21,000	Sales, marketing and administration

        In general, all facilities are in good condition and are operating at an average capacity of approximately 74%.

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

        With the close of the acquisition of Macromedia on December 3, 2005, the following table sets forth the location, approximate square footage and use of each principal property that we assumed in the acquisition. We lease or sublease all of these properties with the exception of our property in San Francisco, California, where we own the building and the land.

Location	Approximate Square Footage		Use
North America:
1-3 Riverside Center Newton, California, USA	348,000	*	Research, product development and sales
601 and 625 Townsend San Franscisco, California, USA	263,000		Research, product development, sales, marketing, and general and administrative
India:
Salapuria Infinity Bangalore, India	56,000		Research and product development
UK:
12 Park Crescent London	82,000		Sales

*
We use approximately 24% of this facility.

ITEM 3.    LEGAL PROCEEDINGS

        On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc. and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled "Client-Server System Using Embedded Hypertext Tags for Application and Database Development." The Plaintiff's complaint asserts that "defendants have infringed, and continue to infringe, one or more claims of the "712 patent by making, using, selling and/or offering for sale, inter alia, products supporting Microsoft Active Server Pages technology." Plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for "willful infringement," and fees and costs. We believe the action has no merit and are vigorously defending against it.

        On June 13, 2005, Plaintiff Steve Staehr filed a shareholder derivative action entitled "Steve Staehr, Derivatively on Behalf of Adobe Systems Incorporated v. Bruce R. Chizen, et. al.," in the Superior Court of the State of California for the County of Santa Clara against Adobe's directors and naming Adobe as a nominal defendant. The complaint alleges that the defendants breached their fiduciary duties of loyalty and due care and caused Adobe to waste corporate assets by failing to renegotiate or terminate the acquisition agreement with Macromedia following the announcement by Macromedia that it would restate its financial results for the fiscal years ended March 31, 1999 through 2004. The complaint seeks, among other things, unspecified monetary damages, attorneys' fees and certain forms of equitable relief. On August 18, 2005, Plaintiff amended his complaint to add a purported class action. Adobe has obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Adobe's bylaws and certificate of incorporation. Such obligations may apply to this lawsuit. We believe the action has no merit and are vigorously defending against it.

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

        One such case is Consultores en Computación y Contabilidad, S.C. ("CCC") v. Microsoft, Adobe, Symantec, and Autodesk (the "Defendants"). On March 1, 2002, CCC, a Mexican hardware/software reseller, filed a lawsuit in the Mexico Court of First Instance against the Defendants (all members of the Business Software Alliance). CCC had previously been the target of a criminal anti-piracy enforcement action carried out by the Mexican police authorities on the basis of a piracy complaint filed by the Defendants based on evidence provided to the Defendants. CCC alleged in the lawsuit that it had suffered damages to its reputation as a result of the enforcement action. CCC did not claim economic damages. On November 11, 2002, the trial court judge ruled in favor of the Defendants, holding that no moral damage occurred. After subsequent appeals which were favorable to the Defendants, a court of appeals held that the Defendants were liable to CCC for "moral" damages, and the court remanded the case to the Court of First Instance for a determination of the amount. In December 2005, the Court of First Instance awarded CCC $90 million in damages. The Defendants are appealing the verdict, as are the plaintiffs who seek additional damages. If, after all appeals have been exhausted, the existing verdict stands and is enforceable, Adobe would be responsible for approximately $15 million of the judgment.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 2, 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        (a)   Our common stock is traded on the Nasdaq National Market under the symbol "ADBE." On January 27, 2006, there were 1,758 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock and the cash dividends paid per share, for the periods indicated. All per share amounts in the following table have been adjusted to reflect the two-for-one stock split in the form of a stock dividend effected May 23, 2005.

	Price Range
			Cash Dividend Per Share
	High	Low
Fiscal 2005:
First Quarter	$32.56	$27.40	$0.00625
Second Quarter	34.48	26.57	—
Third Quarter	32.92	25.80	—
Fourth Quarter	35.68	26.67	—
Fiscal Year	35.68	25.80	0.00625
Fiscal 2004:
First Quarter	$21.50	$17.78	$0.00625
Second Quarter	23.44	17.15	0.00625
Third Quarter	23.68	19.66	0.00625
Fourth Quarter	31.57	23.27	0.00625
Fiscal Year	31.57	17.15	0.02500

        Under the terms of our lease agreements for our San Jose headquarters, we are not prohibited from paying cash dividends unless an event of default occurs. We discontinued our quarterly cash dividend after the payment of the dividend for the first quarter of fiscal 2005. We intend to use the cash previously used to pay the quarterly dividend for our ongoing stock repurchase programs.

        For information on our equity compensation plans, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the sections titled "Employee and Director Stock Options."

        (c)   Below is a summary of stock repurchases for the quarter ended December 2, 2005 (in thousands, except average price per share). See Note 11 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Plan/Period	Shares Repurchased(1)	Average Price Per Share	Maximum Number of Shares that May Yet be Purchased
Stock Repurchase Program I
Beginning shares available to be repurchased as of September 2, 2005			60,314,885
September 3 - 30, 2005
From employees(2)	31	$29.43
October 1 - 28, 2005
From employees(2)	168	30.11
Structured repurchases	6,205,809	29.34
October 29, 2005 - December 2, 2005
From employees(2)	31	32.31
Structured repurchases	5,002,423	32.59

Total shares repurchased	11,208,462		(11,208,462)

Adjustments to repurchase authority for net dilution			6,933,376	(3)

Ending shares available to be repurchased as of December 2, 2005			56,039,799	(4)

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data (presented in thousands, except per share amounts and employee data) are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. All per share amounts referred to in the table below have been adjusted to reflect the two-for-one stock split in the form of stock dividends effected May 23, 2005.

	Fiscal Years
	2005	2004	2003	2002	2001
Operations:
Revenue	$1,966,321	$1,666,581	$1,294,749	$1,164,788	$1,229,720
Gross profit	1,853,743	1,562,203	1,201,727	1,060,500	1,148,269
Income before income taxes	765,776	608,645	380,492	284,689	306,931
Net income*	602,839	450,398	266,344	191,399	205,644
Net income per share*
Basic	1.23	0.94	0.57	0.41	0.43
Diluted	1.19	0.91	0.55	0.40	0.42
Cash dividends declared per common share	0.00625	0.025	0.025	0.025	0.025
Financial position:
Cash, cash equivalents and short-term investments	1,700,834	1,313,221	1,096,533	617,737	581,613
Working capital	1,528,183	1,107,142	892,498	436,883	453,713
Total assets	2,440,315	1,958,632	1,555,045	1,051,610	932,173
Stockholders' equity	1,864,326	1,423,477	1,100,800	674,321	616,972
Additional data:
Worldwide employees	4,285	3,848	3,515	3,319	3,043

*
In 2005, includes investment loss of $1.3 million. In 2004, includes investment gain of $2.5 million. In 2003, includes investment loss of $12.9 million and reversal of restructuring and other charges of $0.5 million. In 2002, includes investment loss of $17.2 million, restructuring and other charges of $12.1 million, acquired in-process research and development of $5.8 million, and amortization and impairment of goodwill and purchased and other intangibles of $21.0 million. In 2001, includes investment loss of $93.4 million, restructuring and other charges of $12.1 million, and amortization of goodwill and purchased and other intangibles of $14.3 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion (presented in millions, except share and per share amounts) should be read in conjunction with our consolidated financial statements and notes thereto. The share and per share data below have been adjusted to give effect to our stock split as of May 23, 2005.

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled "Business—Risk Factors." You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed in 2006. When used in this report, the words "expects," "could," "would", "may," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

ACQUISITION OF MACROMEDIA

        On December 3, 2005, we completed the acquisition of Macromedia for approximately $3.4 billion. We expect the acquisition to have a significant impact on our consolidated financial position, results of operations and cash flows. We expect our revenues, cost of revenues and operating expenses to increase in the future, but we also anticipate cost saving synergies. In addition, we expect to incur estimated restructuring charges of $20 million to $25 million in the next fiscal year, primarily in the first quarter. Coinciding with the integration of Macromedia and the start of our 2006 fiscal year, we changed the reporting of our principal business segments to be aligned with our market opportunities and how we manage our various businesses. The discussions in this section of the Annual Report on Form 10-K, as well as the financial statements contained herein, relate to Adobe as a standalone entity and do not reflect the impact of the acquisition.

BUSINESS OVERVIEW

        Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of creative, business and mobile software and services used by high-end consumers, creative professionals, designers, knowledge workers, OEM partners, developers and enterprises for creating, managing, delivering and engaging with compelling content and experiences across multiple operating systems, devices and media. We distribute our products through a network of distributors and dealers, VARs, systems integrators, ISVs and OEMs; direct to end users; and through our own Web site at www.adobe.com. We also license our technology to major hardware manufacturers, software developers and service providers and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas, EMEA and Asia. Our software runs on Microsoft Windows, Apple OS, Linux, UNIX and various non-personal computer platforms, depending on the product.

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

Accounting for Income Taxes

        We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 123—revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In April 2005, the SEC announced that the accounting provisions of SFAS 123R are to be applied in the first quarter of the fiscal year beginning after June 15, 2005. As a result, we are now required to adopt SFAS 123R in the first quarter of fiscal 2006 and will recognize stock-based compensation expense using the modified prospective method. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. We are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

        See Note 1 in our Notes to Consolidated Financial Statements for information regarding other recent accounting pronouncements.

RESULTS OF OPERATIONS

Overview of 2005

        During fiscal 2005, we continued to focus on delivering comprehensive technology platforms to our customers to drive revenue and earnings growth. In our Intelligent Document business, we achieved year-over-year growth primarily due to our Acrobat 7.0 family of products which began shipping in the first quarter. Acrobat 7.0 has numerous new features to help drive increased adoption by users in enterprises, governments and specialized vertical markets such as architecture, engineering and construction. We also achieved year-over-year growth in our Creative Professional business due primarily to the release of version 2 of our Adobe Creative Suite products beginning in the second quarter of the fiscal year. Creative Suite 2.0 integrates new full-versions of Adobe's design and publishing software, along with Version Cue CS2 and a new visual file browser called Adobe Bridge. Beginning in fiscal 2004, many customers began licensing Photoshop capabilities via the Creative Suite products, as opposed to licensing the standalone version of the product. This planned migration has impacted the revenues from our Digital Imaging and Video business segment. However, our total revenue in the Digital Imaging and Video business grew in fiscal 2005 due to the strength of our Adobe Photoshop Elements and Adobe Premiere Elements software bundle, new versions of which were released in the fourth quarter of fiscal 2005.

Revenue

	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003
Product	$1,923.3	18%	$1,634.0	29%	$1,269.0
Percentage of total revenues	98%		98%		98%
Services and support	43.0	32%	32.6	27%	25.7
Percentage of total revenues	2%		2%		2%

Total revenues	$1,966.3	18%	$1,666.6	29%	$1,294.7

        In fiscal 2005, we had four reportable segments: Digital Imaging and Video, Creative Professional, Intelligent Document, and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing, enhancing and sharing digital images and photographs, digital video, audio and animations. The Creative Professional segment provides software for professional page layout, professional Web page layout, graphic and illustration creation, technical document publishing and business publishing. Additionally, this segment includes Photoshop and Acrobat Professional as part of its Adobe Creative Suite products. The Intelligent Document segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, this segment provides server-based solutions for enterprises, in the areas of document generation, document process management, document collaboration, and document control and security. The OEM PostScript and Other segment includes printing technology used to create and print simple or visually rich documents with precision.

        Our services and support revenue is composed of professional services (such as consulting services and training) and maintenance and support, primarily related to the licensing of our Intelligent Document server solution products. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products. Our professional services revenue is recognized using the proportional performance method and is measured monthly based on input measures, such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Our maintenance and support offerings, which entitle customers to receive product upgrades and enhancements or technical support, depending on the offering, are recognized ratably over the term of the arrangement.

Segment Information

	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003
Digital Imaging and Video	$432.8	1%	$430.2	10%	$392.4
Percentage of total revenues	22%		26%		30%
Creative Professional	743.8	21%	613.1	66%	368.5
Percentage of total revenues	38%		37%		29%
Intelligent Document	708.0	31%	541.8	22%	444.1
Percentage of total revenues	36%		32%		34%
OEM PostScript and Other	81.7	—%	81.5	(9)%	89.7
Percentage of total revenues	4%		5%		7%

Total revenues	$1,966.3	18%	$1,666.6	29%	$1,294.7

        Beginning in the first quarter of fiscal year 2006 with the completion of our acquisition of Macromedia, we changed the reporting of our business segments to be aligned with our market opportunities and how we manage our combined businesses. Our new business segments are Creative Solutions, Knowledge Worker Solutions, Enterprise and Developer Solutions, Mobile and Device Solutions, and Other. The management discussion and analysis that follows is based on the segment reporting that was in effect throughout fiscal 2005.

Fiscal 2005 Revenue Compared to Fiscal 2004 Revenue

        Revenue from our Digital Imaging and Video segment grew slightly for fiscal 2005 as compared to fiscal 2004. The growth in the segment was due to the 3% increase in revenues from our digital imaging software products as a result of new releases of our Adobe Photoshop Elements product as well as the new software bundle that combines our Adobe Photoshop Elements and Adobe Premiere Elements products.

        Revenue from our Creative Professional segment increased during fiscal 2005 as compared to fiscal 2004 primarily due to a 32% increase in revenues from the new versions of our Adobe Creative Suite products which were released during the second quarter of fiscal 2005. There were no notable decreases for fiscal 2005.

        Revenue from our Intelligent Document segment increased during fiscal 2005 as compared to fiscal 2004 primarily due to a 36% increase in revenues from our Acrobat desktop products. The increase in revenues from our Acrobat desktop products is due to continued adoption of Acrobat desktop products by enterprises and technical professionals, as well as the release of Acrobat 7.0 during the first quarter of fiscal 2005. Revenue from our Intelligent Document LiveCycle products increased approximately 10% during fiscal 2005 due to increased licensing and server support revenue, as we continue to focus on both the government sector and financial services. Additionally, revenue from our Intelligent Document segment increased during fiscal 2005 due to an increase in consulting revenues. There were no notable decreases for fiscal 2005.

        Revenue from our OEM PostScript and Other segment remained relatively flat during fiscal 2005 as compared to fiscal 2004. Revenue from this segment has declined over the last few years and we expect this trend to continue.

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

        Revenue from our Intelligent Document segment increased during fiscal 2004 as compared to fiscal 2003 primarily due to a 17% increase in revenues from our Acrobat desktop products as a result of continued adoption of Acrobat desktop products launched in fiscal 2003. Additionally, revenue from our Intelligent Document server-based products increased 50% due to increased licensing and server support revenue.

        Revenue from our OEM PostScript and Other segment decreased during fiscal 2004 as compared to fiscal 2003 due to a decline in pricing resulting from competition from clone PostScript technologies and lower prices of output devices.

Geographic Information

	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003
Americas	$939.7	22%	$770.6	20%	$640.2
Percentage of total revenues	48%		46%		49%
EMEA	612.7	13%	541.5	46%	370.2
Percentage of total revenues	31%		33%		29%
Asia	413.9	17%	354.5	25%	284.3
Percentage of total revenues	21%		21%		22%

Total revenues	$1,966.3	18%	$1,666.6	29%	$1,294.7

        Revenue in the Americas increased during fiscal 2005 as compared to fiscal 2004 due to the strength of our Digital Imaging and Video, Creative Professional and Intelligent Document products.

        Revenue in EMEA and Asia increased during fiscal 2005 as compared to fiscal 2004 due to the strength of our Creative Professional and Intelligent Document products.

        The increase in revenues, in fiscal 2004 as compared to fiscal 2003, in each of our geographic segments was primarily due to the strength of our Creative Professional products.

        Additionally, due to the strength of the euro and the yen, revenues in EMEA and Asia increased approximately $15.0 million and $3.0 million, respectively, during fiscal 2005 over fiscal 2004 and increased $50.2 million and $18.0 million, respectively, during fiscal 2004 over fiscal 2003.

Platform Information

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Windows	75%	73%	74%
Macintosh	25%	27%	26%

        We expect a growth trend towards the Windows platform over the long term due to our targeting of business users with our Intelligent Document desktop products, where the majority of users run the Windows operating system.

Inventory Information

        At the end of fiscal 2005 our overall channel inventory position was within our global inventory policy which allows, on an overall basis, up to 4.5 weeks of anticipated total product supply at our distributors.

        With regard to our product backlog, our experience is that the actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects. For example, prior to the finalization and release of new products, we may have significant levels of orders for new product releases. Our backlog of unfulfilled orders at the end of fiscal 2005, other than those associated with new product releases, those pending credit review and those due to the application of our global channel inventory policy, was approximately 8% of fourth quarter fiscal 2005 revenue. The comparable backlog at the end of third quarter of fiscal 2005 was approximately 2% of third quarter fiscal 2005 revenue.

Cost of Revenues

	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003
Product	$90.0	4%	$86.6	8%	$79.9
Percentage of total revenues	5%		5%		6%
Services and support	22.6	27%	17.8	36%	13.1
Percentage of total revenues	1%		1%		1%

Total cost of revenues	$112.6	8%	$104.4	12%	$93.0

  Product

        Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies and the costs associated with the manufacturing of our products.

        Cost of product revenue increased 5% during fiscal 2005 as compared to fiscal 2004 due to material costs related to higher shrink-wrap revenue, 3% due to an increase in our localization costs related to our product launches, 2% related to royalties for licensed technologies, 1% related to excess and obsolete inventory and other expenses. These increases were partially offset by an 8% decrease in cost of product revenue due to a one time charge related to a litigation settlement that occurred during the second quarter of fiscal 2004. The remaining 1% increase in cost of product revenue for fiscal 2005 was due to various individually insignificant items.

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

        Cost of services and support revenue increased during fiscal 2005 as compared to fiscal 2004 primarily due to increases in headcount related expenses, including higher compensation and related benefits, as well as outsourced consulting fees.

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

Operating Expenses

  Research and Development

	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003
Expenses	$365.3	17%	$311.3	12%	$277.0
Percentage of total revenues	19%		19%		21%

        Research and development expenses consist of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

        Research and development expenses fluctuated due to the following:

	% Change 2005 to 2004	% Change 2004 to 2003
Compensation and related benefits associated with headcount growth and higher incentive compensation	10%	8%
Increased use of contractors	1	—
Increased purchases of equipment and software licenses	2	—
Various individually insignificant items	4	4

Total change	17%	12%

        We believe that investments in research and development, including the recruiting and hiring of software developers, are critical to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced products. We will continue to focus on long-term opportunities available in our end markets and make significant investments in the development of our software products.

  Sales and Marketing

	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003
Expenses	$593.3	14%	$521.1	23%	$423.4
Percentage of total revenues	30%		31%		33%

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

        Sales and marketing expenses fluctuated due to the following:

	% Change 2005 to 2004	% Change 2004 to 2003
Compensation and related benefits associated with headcount growth and higher incentive compensation	7%	12%
Increased marketing spending related to product launches and overall marketing efforts to further increase revenues	4	9
Various individually insignificant items	3	2

Total change	14%	23%

  General and Administrative

	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003
Expenses	$166.7	21%	$138.0	13%	$122.4
Percentage of total revenues	8%		8%		9%

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

        General and administrative expenses fluctuated due to the following:

	% Change 2005 to 2004	% Change 2004 to 2003
Compensation and related benefits associated with headcount growth and higher incentive compensation	8%	10%
Increased professional fees	6	3
Increased depreciation and amortization	3	—
Increased repairs and maintenance	2	—
Decreased legal fees	(2)	—
Various individually insignificant items	4	—

Total change	21%	13%

  Restructuring and Other Charges

	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004	% Change 2004 to 2003		Fiscal 2003
Expenses	$—	—%	$—	*	%	$(0.5)
Percentage of total revenues	—		—			*	%

* Percentage is not meaningful.

        We did not incur any restructuring and other charges in fiscal 2005 and 2004. During fiscal 2003, we revised our estimates of certain costs associated with our restructuring program that was implemented in the fourth quarter of fiscal 2002. As a result, we revised the accrual related to severance and other charges and facilities.

Non-operating Income

	Fiscal 2005	% Change 2005 to 2004		Fiscal 2004		% Change 2004 to 2003		Fiscal 2003
Investment gain (loss)	$(1.3)	*	%	$2.5		*	%	$(12.9)
Percentage of total revenues	* %			*	%			(1)%
Interest and other income	38.6	*	%	14.3		3%		13.9
Percentage of total revenues	2%			1%				1%

Total non-operating income	$37.3	*	%	$16.8		*	%	$1.0

* Percentage is not meaningful.

  Investment Gain (Loss)

        Investment gain (loss) consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities, and gains and losses of Adobe Ventures.

	2005	2004	2003
Net losses related to our investments in Adobe Ventures and cost method investments	$(1.0)	$(0.1)	$(12.0)
Write-downs due to other-than-temporary declines in value of our marketable equity securities	(0.6)	—	(4.0)
Gains from sale of short-term investments	0.1	2.5	3.1
Gains on stock warrants	0.2	0.1	—

Total investment gain (loss)	$(1.3)	$2.5	$(12.9)

        We are uncertain of future investment gains or losses as they are primarily dependent upon market conditions and the operations of the underlying investee companies.

  Interest and Other Income

        The largest component of interest and other income is interest earned on cash, cash equivalents and short-term fixed income investments, but also includes gains and losses on the sale of fixed income investments, foreign exchange transactions including hedging gains and losses, and interest expense.

        Interest and other income increased in fiscal 2005 as compared to fiscal 2004 primarily due to higher interest income as a result of higher levels of cash and higher interest rates during fiscal 2005, as well as higher gains on our foreign currency hedging program.

        Interest and other income increased in fiscal 2004 as compared to fiscal 2003 due to higher levels of cash during fiscal 2004.

Income Tax Provision

	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003
Provision	$162.9	3%	$158.2	39%	$114.1
Percentage of total revenues	8%		10%		9%
Effective tax rate	21%		26%		30%

        Our effective tax rate decreased 4 percentage points during fiscal 2005 as compared to fiscal 2004 due to a $29.3 million tax benefit recognized for the repatriation of certain foreign earnings under FASB Staff Position No. FAS 109-2 ("FAS 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 ("AJCA")." See Note 1 in our Notes to Consolidated Financial Statements for information regarding FAS 109-2. The net tax benefit includes a $72.8 million reversal for taxes on foreign earnings for which a deferred tax liability had been previously accrued. In addition, our effective tax rate decreased 1 percentage point due to a variety of factors, including higher profits earned by our international trading company which are taxed at a lower statutory rate and a reduction of a valuation allowance against certain deferred tax assets.

        Our effective tax rate decreased in fiscal 2004 from fiscal 2003 due to higher profits earned by our international trading company which are taxed at a lower statutory rate.

EMPLOYEE AND DIRECTOR STOCK OPTIONS

Option Program Description

        Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our stock option program critical to our operation and productivity; essentially all of our employees participate. Option vesting periods are generally three years for all of the plans within our stock option program. For further information regarding our stock option program, see Note 10 of our Notes to Consolidated Financial Statements.

        All stock option grants to executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors. All members of the Executive Compensation Committee are independent directors, as defined in the rules applicable to issuers traded on the Nasdaq Stock Market. See the "Report of the Executive Compensation Committee" appearing in our 2006 Proxy Statement for further information concerning the policies and procedures, of Adobe and the Executive Compensation Committee, regarding the use of stock options for executive officers.

Distribution and Dilutive Effect of Options

        The table below provides information about stock options granted for fiscal years 2005, 2004 and 2003 to our Chief Executive Officer and our four other most highly compensated executive officers. This group is referred to as the Named Executive Officers.

        Options granted to employees, directors and Named Executive Officers for fiscal 2003 through 2005 are summarized as follows:

	2005	2004	2003
Net grants† during the period as % of outstanding shares	2%	4%	(3)%
Net grants to Named Executive Officers during the period as % of total options granted	12%	9%	0%
Net grants to Named Executive Officers during the period as % of outstanding shares	* %	* %	0%
Cumulative options held by Named Executive Officers as % of total options outstanding	15%	16%	16%

†
"Net grants" equals the sum of the number of shares subject to options granted to all employees, directors and Named Executive Officers during the specified period reduced by the number of shares subject to options which were canceled or otherwise terminated during such period. Net grants during fiscal 2004 reflect the new options granted in exchange for options cancelled under our stock option exchange program in fiscal 2003. Net grants during fiscal 2003 reflect the cancellation of options under our stock option exchange program. Net grants as a percentage of outstanding shares are based on 488.7 million shares, 484.4 million shares and 476.6 million shares of our common stock outstanding as of December 2, 2005, December 3, 2004 and November 28, 2003 respectively.

*
Less than 1%.

        For additional information about our employee stock option plan activity and pro forma earnings presentation as if we had accounted for our grant of employee stock options using the fair value method of accounting under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," refer to Notes 1 and 11 of our Notes to Consolidated Financial Statements.

        Options granted to the Named Executive Officers as a percentage of the total options granted to all employees and directors vary from year to year. For additional information about the compensation of our executive officers and stock option grants to our Named Executive Officers, refer to our 2006 Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on March 28, 2006.

General Option Information

        The following table sets forth the summary of option activity under our stock option program for fiscal 2005, 2004 and 2003:

		Outstanding Options
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
November 29, 2002	11,133,942	115,694,100	$17.82
Granted	(3,988,260)	3,988,260	16.56
Exercised	—	(15,956,108)	11.91
Canceled	18,777,070	(18,786,946)	29.00
Expired	(16,012)	—	—

November 28, 2003	25,906,740	84,939,306	16.40
Granted	(20,759,510)	20,759,510	21.07
Exercised	—	(26,587,728)	13.55
Canceled	2,578,456	(2,578,456)	20.46
Expired	(18,518)	—	—
Increased authorization	9,000,000	—	—

December 3, 2004	16,707,168	76,532,632	18.52
Granted	(11,418,499)	11,418,499	31.88
Exercised	—	(20,494,162)	15.32
Canceled	2,205,685	(2,205,685)	21.52
Increased authorization	16,800,000	—	—

December 2, 2005	24,294,354	65,251,284	$21.76

        The following table sets forth a comparison, as of December 2, 2005, of the number of shares subject to our options whose exercise prices were at or below the closing price of our common stock on December 2, 2005 ("In-the-Money" options) to the number of shares subject to options whose exercise prices were greater than the closing price of our common stock on such date ("Out-of-the-Money" options):

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money*	41,989,006	23,152,478	65,141,484	100%
Out-of-the-Money*	109,800	—	109,800	† %

Total Options Outstanding	42,098,806	23,152,478	65,251,284	100%

*
The closing price of our common stock was $34.97 on December 2, 2005, as reported by the Nasdaq National Market.

†
Less than 1%

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued under our existing equity compensation plans as of December 2, 2005:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	65,251,284	$21.76	52,533,618*

*
Includes 5.5 million shares and 22.8 million shares, respectively, which are reserved for issuance under the 1994 Performance and Restricted Stock Plan and the 1997 Employee Stock Purchase Plan as of December 2, 2005.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004	% Change 2004 to 2003	Fiscal 2003
Cash, cash equivalents and short-term investments	$1,700.8	30%	$1,313.2	20%	$1,096.5
Working capital	1,528.2	38%	1,107.1	24%	892.5
Stockholders' equity	$1,864.3	31%	$1,423.5	29%	$1,100.8

        Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is detailed below.

        In fiscal 2005, we reclassified all auction rate securities and variable rate demand obligations to short-term investments pursuant to an interpretation of Statement of Financial Accounting Standards No. 95 ("SFAS 95"), "Statement of Cash Flows" relating to the definition of cash equivalents. This interpretation and subsequent reclassification has resulted in a presentation of our consolidated balance sheet that may understate the true liquidity of our fixed income portfolio. As of December 2, 2005, $158.2 million of the securities now classified as short-term investments have structural features that allow us to sell the securities at par within 90 days and thus retain similar liquidity characteristics as cash equivalents.

        Cash provided by operating activities for fiscal 2005, of $730.4 million, primarily comprised net income, net of non-cash related expenses. Working capital sources of cash were increases in accrued expenses, income taxes payable and deferred revenue. Accrued expenses increased primarily due to compensation related costs and marketing expenses. Income taxes payable increased as a result of higher current tax liabilities related to repatriation of certain foreign earnings and overall increased taxable income. Deferred revenue increased primarily due to increased maintenance and support obligations. Working capital uses of cash included increases in trade receivables and other current assets. Our accounts receivable increased due to higher revenue during the period. As compared to fiscal 2004, our days sales outstanding in trade receivables ("DSO") was 31 days, one day higher than fiscal 2004. Other current assets increased due to an increase in prepaid expenses primarily related to acquisition costs.

        Cash provided by operating activities for fiscal 2004, of $683.7, million primarily comprised net income, net of non-cash related expenses. Working capital sources of cash were increases in accrued expenses, deferred revenue and a decrease in accounts receivable. Accrued expenses increased primarily due to compensation related costs. Deferred revenue increased primarily due to increased maintenance and support obligations. Our accounts receivable decreased due to increased levels of cash collections. Our trade DSO decreased from 37 days at November 28, 2003 to 30 days at December 3, 2004. Working capital uses of cash included a decrease in income taxes payable due to tax payments made for both agreed and disputed tax assessments.

        Cash provided by operating activities for fiscal 2003, of $433.1 million, primarily comprised net income, net of non-cash related expenses, and increases in accrued expenses, income taxes payable and deferred revenue. Accrued expenses increased primarily due to incentive compensation related costs, sales and marketing programs, legal fees and accruals for major product releases. Income taxes payable increased due to an increase in taxable income. Deferred revenue increased primarily due to increased maintenance obligations. These increases were partially offset by an increase in receivables at the end of the year and a decrease in accrued restructuring charges. The increase in receivables was primarily due to the increase in revenues during the year and the launch of our new Creative Suites and related CS products at the end of the year. The decrease in accrued restructuring is primarily due to the payments of severance and facility costs.

        Net cash used for investing activities in fiscal 2005 of $320.4 million decreased from net cash used in fiscal 2004 of $330.3 million because there was not an investment in a lease receivable (related to our corporate headquarter office buildings) in 2005 as there was in 2004. This was partially offset by higher net purchases of short-term investments in fiscal 2005. Net cash used for investing activities in fiscal 2004 decreased from net cash used in fiscal 2003 of $577.8 million due primarily to lower net purchases of short-term investments in fiscal 2004.

        Cash used for financing activities in fiscal 2005 of $246.6 million increased from cash used in fiscal 2004 of $224.5 million primarily due to a decrease in proceeds received from the re-issuance of treasury stock as a result of a lower number of options being exercised. Cash used for financing activities in fiscal 2004 increased from the cash provided in fiscal 2003 of $117.0 million primarily due to repurchases of stock. Cash used for stock repurchases during fiscal 2004 increased from fiscal 2003 due to a higher average cost per share, a higher number of shares being repurchased and remaining prepayments related to stock repurchase agreements (see the section titled "Stock Repurchase Program I—On-Going Dilution").

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

        Adobe uses professional investment management firms to manage most of our invested cash. External investment firms managed, on average, 88% of Adobe's invested balances during fiscal 2005. Within the U.S., the fixed income portfolio is primarily invested in municipal bonds. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury notes and other sovereign obligations, and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes. All investments are made according to policies approved by the Board of Directors.

        During fiscal 2005, we completed our evaluation of the repatriation provisions of the AJCA and repatriated $558.3 million of certain foreign earnings. The effect of the repatriation was to increase liquidity in the United States with a corresponding reduction in liquidity in foreign subsidiaries. We expect that our foreign subsidiaries will have sufficient positive cash flow from operations to meet ongoing liquidity needs over the next 12 months. Further information regarding the tax effects of the AJCA can be found in Note 8 of our Notes to Consolidated Financial Statements.

        Our existing cash, cash equivalents and investment balances may decline during fiscal 2006 in the event of a weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in the section entitled "Business—Risk Factors." Also, while we currently have no committed lines of credit, we believe that our banking relationships and good credit should afford us the opportunity to raise sufficient debt in the bank or public market, if required.

Acquisition of Macromedia

        On December 3, 2005, we completed the acquisition of Macromedia, Inc. for approximately $3.4 billion. Under the terms of the agreement, which was approved by the boards of directors and the stockholders of both companies, Macromedia stockholders received, at a fixed exchange ratio, 1.38 shares of Adobe common stock for every share of Macromedia common stock in a tax-free exchange. This fixed exchange ratio gives effect to the two-for-one stock split in the form of a stock dividend paid on May 23, 2005 to the stockholders of Adobe. We expect to incur significant incremental costs, such as direct costs related to the acquisition and costs associated with restructuring our operations. We believe that our existing cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet these cash outlays.

Stock Repurchase Program I—On-going Dilution Coverage

        To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and from time to time enter into structured stock repurchase agreements with third parties.

        Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. Refer to Part II, Item 5(c) in this report for share repurchases during the quarter ended December 2, 2005.

        During fiscal 2005, we entered into several structured stock repurchase agreements with large financial institutions. Under these agreements, we provided the financial institutions with up-front payments totaling $600.0 million. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of our shares based on the volume weighted average price during such intervals less a specified discount. Upon payment, the $600.0 million was classified as treasury stock on our balance sheet. As of December 2, 2005, approximately $154.9 million of the up-front payments remained under the agreements which expired on December 22, 2005.

        On April 17, 2005, the Board of Directors approved the use of $1.0 billion for stock repurchase commencing upon the close of the Macromedia acquisition. At the beginning of our fiscal 2006, we entered into additional structured stock repurchase agreements with large financial institutions. Under these agreements, we provided the financial institutions with up-front payments totaling $500.0 million. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of shares based on the volume weighted average price during such intervals less a specified discount. The $500.0 million will be classified as treasury stock on our balance sheet.

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

Summary of Stock Repurchases for fiscal 2005, 2004 and 2003
(in thousands, except average amounts)

		2005		2004		2003
	Repurchases Under the Plan
Board Approval Date		Shares	Average	Shares	Average	Shares	Average
December 1997	From employees(1)	7	$29.16	10	$25.65	36	$17.50
	Open market	—	—	12,414	20.82	2,370	16.48
	Option exercises(2)	—	—	—	—	3,168	14.23
	Structured repurchases(3)	18,708	30.61	9,532	23.33	—	—

Total shares		18,715	$30.61	21,956	$21.91	5,574	$15.21

Total cost		$572,930		$481,075		$84,777

(1)
The repurchases from employees represent shares canceled when surrendered in lieu of cash payments for the option exercise price or withholding taxes due.

(2)
Exercises of outstanding put and call options.

(3)
Stock repurchase agreements executed with large financial institutions. See "Stock Repurchase Program I—On-going Dilution Coverage" above.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        Our principal commitments as of December 2, 2005, consist of obligations under operating leases, royalty agreements and various service agreements. We expect to fulfill all of the following commitments from our working capital.

  Lease Commitments

        The two lease agreements discussed in Note 14 of our Notes to Consolidated Financial Statements are subject to standard financial covenants. As of December 2, 2005 we were in compliance with all of our financial covenants. We expect to remain within compliance in the next 12 months. We are comfortable with these limitations and believe they will not impact our credit or cash in the coming year or restrict our ability to execute our business plan. See Note 14 of our Notes to Consolidated Financial Statements for further information regarding our lease commitments.

        The following table summarizes our contractual commitments as of December 2, 2005:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Non-cancelable operating leases, net of sublease income	$160.4	$29.9	$44.9	$27.2	$58.4

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

        To the extent permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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

  Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and are not included in the table above. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $17.8 million, $15.9 million and $14.5 million in fiscal 2005, 2004 and 2003, respectively. Certain royalty commitments have minimum commitment obligations, however, as of December 2, 2005 all such obligations were immaterial.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        All market risk sensitive instruments were entered into for non-trading purposes.

  Foreign Currency Hedging Instruments

        We transact business in foreign countries, in U.S. dollars and in various foreign currencies. In Europe and Japan, transactions that are denominated in euro or yen subject us to exposure from movements in foreign currency exchange rates. This exposure is primarily related to yen-denominated product and support revenue in Japan and euro-denominated product and support revenue in certain European countries. In fiscal 2005, 2004 and 2003, our revenue exposures were 26.4 billion yen, 24.1 billion yen and 21.3 billion yen, respectively. In fiscal 2005, 2004 and 2003, our revenue exposures were 411.4 million euros, 375.4 million euros and 274.0 million euros, respectively.

        Our Japanese operating expenses are in yen and our European operating expenses are primarily in euro, which mitigates a portion of the exposure related to yen and euro denominated product revenue. In addition, we hedge firmly committed transactions using forward contracts. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts largely offset gains and losses on the assets, liabilities and transactions being hedged. We also hedge a percentage of forecasted international revenue with forward and purchased option contracts. Our revenue hedging policy is intended to reduce the negative impact on our forecasted revenue due to foreign currency exchange rate movements. At December 2, 2005, total outstanding contracts were $339.3 million which included the notional equivalent of $133.0 million in foreign currency forward exchange contracts which hedged our balance sheet exposures and the notional equivalent of $206.3 million in put option contracts which hedged our forecasted revenue. As of December 2, 2005, all contracts were set to expire at various times through April 2006. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with counterparties with specific minimum rating requirements. In addition, our hedging policy establishes maximum limits for each counterparty.

        In addition we also have long term investment exposures consisting of the capitalization and retained earnings in our non-USD functional currency foreign subsidiaries. For the fiscal years ending December 2, 2005 and December 3, 2004 this long term investment exposure totaled a notional equivalent of $56.7 million and $40.1 million, respectively. At this time we do not hedge these long term investment exposures.

  Economic Hedging—Hedges of Forecasted Transactions

        We use option foreign exchange contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. Such cash flow exposures result from portions of our forecasted revenues denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. We enter into these foreign exchange contracts to hedge forecasted product licensing revenue in the normal course of business, and accordingly, they are not speculative in nature.

        We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the fiscal year ended December 2, 2005, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

        See also Note 15 in our Notes to Consolidated Financial Statements.

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At December 2, 2005, the outstanding balance sheet hedging derivatives had maturities of 150 days or less.

        A sensitivity analysis was performed on all of our foreign exchange derivatives as of December 2, 2005. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% and 15% shift in the value of exchange rates relative to the U.S. dollar. For option contracts, the Black-Scholes equation model was used. For forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% and 15% increase in the value of the U.S. dollar (and a corresponding decrease in the value of the hedged foreign currency asset) would lead to an increase in the fair value of our financial hedging instruments by $26.2 million and $39.9 million, respectively. Conversely, a 10% and 15% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $16.9 million and $22.1 million, respectively.

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

        See also Note 15 in our Notes to Consolidated Financial Statements.

  Equity Investments

        We are exposed to equity price risk on our portfolio of marketable equity securities. As of December 2, 2005, our total equity holdings in publicly traded companies were valued at $1.8 million compared to $2.8 million at December 3, 2004, a decrease of 34%. The decrease was due to sales of $1.2 million and $0.6 million write-downs due to an other-than-temporary decline in value of our marketable equity securities offset by an increase of $0.8 in market value adjustments. We believe that it is reasonably possible that the fair values of these securities could adversely change in the near term. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each company's cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline in value exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related write-down in our consolidated statements of income.

        The following table represents the potential decrease in fair values of our marketable equity securities that are sensitive to changes in the stock market. Fair value deteriorations of 50%, 35% and 15% were selected based on the probability of their occurrence.

	50%	35%	15%
Marketable equity securities	$(0.9)	$(0.6)	$(0.3)

  Fixed Income Investments

        At December 2, 2005, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $1,657.3 million compared to $1,272.8 million at December 3, 2004, an increase of 30%. Changes in interest rates could adversely affect the market value of our fixed income investments. The table below separates the remaining maturities of our fixed income securities into segments, based on stated maturities, to show the approximate exposure to interest rates. A significant proportion of securities classified as "due after three years," based on the stated maturity, have structural features that allow us to sell the securities, at par, in less than three years.

Due within one year	$818.6
Due within two years	315.3
Due within three years	114.1
Due after three years	409.3

Total	$1,657.3

        A sensitivity analysis was performed on our investment portfolio as of December 2, 2005. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over six-month and twelve-month time horizons. The following table represents the potential decrease to the value of our fixed income securities given a negative shift in the yield curve used in our sensitivity analysis.

	0.5%	1.0%	1.5%
6 month horizon	$(3.7)	$(7.2)	$(10.9)

12 month horizon	$(1.3)	$(2.5)	$(3.8)

        We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines for our fixed income portfolios. Our investment policy limits the maximum weighted average duration of all invested funds to 2.5 years. The guidelines also establish credit quality standards, limits on exposure to any one security issue, limits on exposure to any one issuer and limits on exposure to the type of instrument.

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

SUPPLEMENTARY DATA

        The following tables (presented in thousands, except per share amounts) set forth supplementary data for each of the quarters (unaudited) in the two-year period ended December 2, 2005. The share and per share data below have been adjusted to give effect to our stock split as of May 23, 2005.

	2005
	Quarter Ended
					Year Ended December 2
	March 4	June 3	September 2	December 2
Revenue	$472,882	$496,029	$487,039	$510,371	$1,966,321
Gross profit	445,913	468,595	459,559	479,676	1,853,743
Income before income taxes	176,785	187,808	193,964	207,219	765,776
Net income(1)	151,894	149,778	144,916	156,251	602,839
Basic net income per share(1)	0.31	0.31	0.29	0.32	1.23
Shares used in computing basic net income per share	486,260	488,765	491,710	492,517	489,921
Diluted net income per share	0.30	0.29	0.29	0.31	1.19
Shares used in computing diluted net income per share	506,182	508,156	507,821	508,562	508,070
	2004
	Quarter Ended
					Year Ended December 3
	March 5	June 4	September 3	December 3
Revenue	$423,281	$410,085	$403,713	$429,502	$1,666,581
Gross profit	399,099	382,830	380,144	400,130	1,562,203
Income before income taxes	166,263	147,839	141,163	153,380	608,645
Net income(2)	123,035	109,401	104,461	113,501	450,398
Basic net income per share(2)	0.26	0.23	0.22	0.24	0.94
Shares used in computing basic net income per share	476,768	477,238	476,942	479,740	477,658
Diluted net income per share	0.25	0.22	0.21	0.23	0.91
Shares used in computing diluted net income per share	492,174	493,946	494,226	500,620	495,626

(1)
In fiscal 2005, net income and net income per share includes the following: the first quarter includes investment loss of $1.6 million; the second quarter includes investment loss of $2.7 million; the third quarter includes investment loss of $2.0 million; the fourth quarter includes investment gain of $5.0 million.

(2)
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

        Based on their evaluation as of December 2, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Adobe have been detected.

(b)   Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 2, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 2, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

(c)   Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended December 2, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

(d)   Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Adobe Systems Incorporated:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A(b), that Adobe Systems Incorporated maintained effective internal control over financial reporting as of December 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Adobe Systems Incorporated is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the internal control over financial reporting of Adobe Systems Incorporated based on our audit.

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

        In our opinion, management's assessment that Adobe Systems Incorporated maintained effective internal control over financial reporting as of December 2, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Adobe Systems Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Adobe Systems Incorporated and subsidiaries as of December 2, 2005 and December 3, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 2, 2005, and our report dated February 8, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Mountain View, California
February 8, 2006

ITEM 9B.    OTHER INFORMATION

        Attached as Exhibit 100 to this Annual Report on Form 10-K are the following materials, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets at December 2, 2005 and December 3, 2004, (ii) the Consolidated Statements of Income for the years ended December 2, 2005, December 3, 2004 and November 28, 2003 and (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 2, 2005, December 3, 2004 and November 28, 2003 and (iv) the

Consolidated Statements of Cash Flows for the years ended December 2, 2005, December 3, 2004 and November 28, 2003. The financial information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Registrant. The purpose of submitting these XBRL documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

        The information in Exhibit 100 attached hereto shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information regarding our Directors, Code of Ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled "Proposal 1—Election of Directors," "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on March 28, 2006. Information regarding our Executive Officers is contained in this report in Part I, Item 1 titled "Business."

        We are incorporating the information contained in those sections of our Proxy Statement here by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        For information regarding our Executive Compensation, we direct you to the section entitled "Executive Compensation" in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on March 28, 2006.

        We are incorporating the information contained in that section of our Proxy Statement here by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        You will find this information in the section captioned "Security Ownership of Certain Beneficial Owners and Management," in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on March 28, 2006. We are incorporating the information contained in that section here by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        You will find this information in the section captioned "Certain Relationships and Related Transactions," in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on March 28, 2006. We are incorporating the information contained in that section here by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        You will find this information in the section captioned "Principal Accounting Fees and Services," in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on March 28, 2006. We are incorporating the information contained in that section here by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this report

        The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Adobe Systems Incorporated:

        We have audited the accompanying consolidated balance sheets of Adobe Systems Incorporated and subsidiaries as of December 2, 2005 and December 3, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 2, 2005. In connection with our audits of the consolidated financial statements. These consolidated financial statements are the responsibility of the management of Adobe Systems Incorporated. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of December 2, 2005 and December 3, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 2, 2005, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Adobe Systems Incorporated's internal control over financial reporting as of December 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 8, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/KPMG LLP
Mountain View, California
February 8, 2006

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 2, 2005	December 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$420,818	$259,061
Short-term investments	1,280,016	1,054,160
Trade receivables, net of allowances for doubtful accounts of $5,376 and $6,191, respectively	173,245	141,945
Other receivables	31,504	25,495
Deferred income taxes	58,710	51,751
Prepaid expenses and other assets	44,285	18,617

Total current assets	2,008,578	1,551,029
Property and equipment, net	103,549	99,675
Goodwill	118,683	110,287
Purchased and other intangibles, net	16,477	15,513
Investment in lease receivable	126,800	126,800
Other assets	66,228	55,328

	$2,440,315	$1,958,632

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$41,042	$43,192
Accrued expenses	226,985	202,762
Income taxes payable	154,529	145,913
Deferred revenue	57,839	52,020

Total current liabilities	480,395	443,887
Other long term liabilities:
Deferred revenue	9,731	7,521
Deferred income taxes	78,800	78,909
Other liabilities	7,063	4,838

Total liabilities	575,989	535,155
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 591,528 shares issued and outstanding, respectively	29,600	29,576
Additional paid-in-capital	1,321,146	1,164,643
Retained earnings	2,838,566	2,238,807
Accumulated other comprehensive loss	(914)	(2,289)
Treasury stock, at cost (102,799 and 107,154 shares, respectively), net of re- issuances	(2,324,072)	(2,007,260)

Total stockholders' equity	1,864,326	1,423,477

	$2,440,315	$1,958,632

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended
	December 2, 2005	December 3, 2004	November 28, 2003
Revenue:
Products	$1,923,278	$1,633,959	$1,269,004
Services and support	43,043	32,622	25,745

Total revenue	1,966,321	1,666,581	1,294,749

Costs of revenue:
Products	89,942	86,572	79,902
Services and support	22,636	17,806	13,120

Total cost of revenue	112,578	104,378	93,022

Gross profit	1,853,743	1,562,203	1,201,727
Operating expenses:
Research and development	365,328	311,296	276,980
Sales and marketing	593,323	521,143	423,417
General and administrative	166,658	137,970	122,427
Restructuring and other charges	—	—	(544)

Total operating expenses	1,125,309	970,409	822,280

Operating income	728,434	591,794	379,447
Non-operating income:
Investment gain (loss), net	(1,301)	2,506	(12,875)
Interest and other income	38,643	14,345	13,920

Total non-operating income	37,342	16,851	1,045

Income before income taxes	765,776	608,645	380,492
Provision for income taxes	162,937	158,247	114,148

Net income	$602,839	$450,398	$266,344

Basic net income per share	$1.23	$0.94	$0.57

Shares used in computing basic income per share	489,921	477,658	468,492

Diluted net income per share	$1.19	$0.91	$0.55

Shares used in computing diluted income per share	508,070	495,626	482,900

Cash dividends declared per share	$0.00625	$0.025	$0.025

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock				Accumulated Other Comprehensive (Loss)	Treasury Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Shares	Amount	Total
Balances at November 29, 2002	591,528	$29,576	$710,273	$1,545,776	$(3,950)	(127,618)	$(1,607,354)	$674,321

Comprehensive income:
Net income	—			266,344		—	—	266,344
Other comprehensive income, net of taxes	—	—	—	—	2,951	—	—	2,951

Total comprehensive income, net of taxes								269,295

Tax benefit from employee stock option plans	—	—	37,436	—	—	—	—	37,436
Issuance of compensatory stock			2,320			102	506	2,826
Dividends declared	—			(11,722)	—	—	—	(11,722)
Purchase of treasury stock	—	—	—	—	—	(5,574)	(84,777)	(84,777)
Reissuance of treasury stock under employee stock purchase and stock option plans			124,097			18,162	89,324	213,421

Balances at November 28, 2003	591,528	$29,576	$874,126	$1,800,398	$(999)	(114,928)	$(1,602,301)	$1,100,800

Comprehensive income:
Net income	—	—	—	450,398	—	—	—	450,398
Other comprehensive loss, net of taxes	—	—	—	—	(1,290)	—	—	(1,290)

Total comprehensive income, net of taxes								449,108

Tax benefit from employee stock option plans	—	—	97,794	—	—	—	—	97,794
Issuance of compensatory stock	—	—	225	—	—	20	115	340
Dividends declared	—	—	—	(11,989)	—	—	—	(11,989)
Purchase of treasury stock	—	—	—	—	—	(21,956)	(608,681)	(608,681)
Reissuance of treasury stock under employee stock purchase and stock option plans	—	—	192,498	—	—	29,710	203,607	396,105

Balances at December 3, 2004	591,528	$29,576	$1,164,643	$2,238,807	$(2,289)	(107,154)	$(2,007,260)	$1,423,477
Comprehensive income:
Net income	—	—	—	602,839	—	—	—	602,839
Other comprehensive income, net of taxes	—	—	—	—	1,375	—	—	1,375

Total comprehensive income, net of taxes								604,214

Tax benefit from employee stock option plans	—	—	82,852	—	—	—	—	82,852
Issuance of compensatory stock			189	—	—	16	202	391
Dividends declared	—	—	—	(3,056)	—	—	—	(3,056)
Purchase of treasury stock	—	—	—	—	—	(18,715)	(600,099)	(600,099)
Reissuance of treasury stock under employee stock purchase and stock option plans	—	—	73,462	—	—	23,054	283,085	356,547
Stock dividend	—	24	—	(24)	—	—	—	—

Balances at December 2, 2005	591,528	$29,600	$1,321,146	$2,838,566	$(914)	(102,799)	$(2,324,072)	$1,864,326

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 2, 2005	December 3, 2004	November 28, 2003
Cash flows from operating activities:
Net income	$602,839	$450,398	$266,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,335	60,808	49,014
Stock-based compensation expense	391	340	2,826
Deferred income taxes	(7,068)	46,270	36,460
Provision for (recovery of) losses on receivables	394	(443)	2,038
Tax benefit from employee stock option plans	82,852	97,794	37,436
Retirements of property and equipment	1,093	804	—
Net (gains) losses on sales and impairments of investments	1,322	(2,506)	12,875
Non-cash restructuring and other charges	—	—	(544)
Changes in operating assets and liabilities:
Receivables	(36,091)	9,221	(29,148)
Other current assets	(20,181)	4,908	(2,055)
Trade and other payables	(2,456)	5,755	(328)
Accrued expenses	26,278	44,896	32,930
Accrued restructuring charges	—	(871)	(9,300)
Income taxes payable	8,616	(47,571)	20,173
Deferred revenue	8,029	13,941	14,415

Net cash provided by operating activities	730,353	683,744	433,136

Cash flows from investing activities:
Purchases of short-term investments	(1,851,962)	(1,867,337)	(1,186,192)
Maturities and sales of short-term investments	1,620,873	1,772,008	677,946
Purchases of long-term investments and other assets	(32,196)	(35,286)	(20,699)
Acquisitions of property and equipment	(48,875)	(63,226)	(39,454)
Cash paid for acquisitions	(9,541)	(15,545)	(16,500)
Investment in lease receivable	—	(126,800)	—
Proceeds from sale of equity securities and other assets	1,338	5,933	7,063

Net cash used for investing activities	(320,363)	(330,253)	(577,836)

Cash flows from financing activities:
Purchase of treasury stock	(600,099)	(608,681)	(84,777)
Proceeds from re-issuance of treasury stock	356,547	396,105	213,421
Payment of dividends	(3,044)	(11,942)	(11,626)

Net cash provided by (used for) financing activities	(246,596)	(224,518)	117,018
Effect of exchange rates on cash and cash equivalents	(1,637)	3,566	4,471

Net increase (decrease) in cash and cash equivalents	161,757	132,539	(23,211)
Cash and cash equivalents at beginning of year	259,061	126,522	149,733

Cash and cash equivalents at end of year	$420,818	$259,061	$126,522

Supplemental disclosures:
Cash paid for income taxes, net of refunds	$78,633	$61,423	$18,695

Non-cash investing and financing activities:
Cash dividends declared but not paid	$—	$3,027	$2,979

Unrealized gains (losses) on available-for-sale securities, net of taxes	$(2,306)	$(7,345)	$2,451

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. Significant Accounting Policies

Operations

        Founded in 1982, Adobe Systems Incorporated offers a line of creative, business and mobile software and services used by high-end consumers, creative professionals, designers, knowledge workers, OEM partners, developers and enterprises for creating, managing, delivering and engaging with compelling content and experiences across multiple operating systems, devices and media. We distribute our products through a network of distributors and dealers, VARs, systems integrators, ISVs and OEMs; direct to end users; and through our own Web site at www.adobe.com. We also license our technology to major hardware manufacturers, software developers and service providers and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas, EMEA and Asia. Our software runs on Microsoft Windows, Apple Macintosh, Linux, UNIX and various non-personal computer platforms, depending on the product.

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

Reclassification

        Certain amounts in fiscal 2004, as reported on the Consolidated Balance Sheet, and in fiscal 2004 and 2003, as reported on the Consolidated Statements of Cash Flows, have been reclassified to conform to the current year presentation. We reclassified $117.1 million in auction rate securities and variable rate demand obligations from cash and cash equivalents to short-term investments on the December 3, 2004, Consolidated Balance Sheet. The reclassification to short-term investments is based on an interpretation of cash equivalents pursuant to SFAS 95. We also reclassified deferred revenue, of $7.5 million, from short-term liabilities on the Consolidated Balance Sheet.

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

Allowance for doubtful accounts

        We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. We review our trade receivable by aging category to identify significant customers with known disputes or collection issues. For accounts not specifically identified, we provide reserves based on the age of the receivable. In determining the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We also consider our historical level of credit losses and current economic trends that might impact the level of future credit losses.

	Beginning Balance	Charged/ (Credited) to Operating Expenses	Deductions*	Ending Balance
Allowance for doubtful accounts:
Year Ended:
December 2, 2005	$6,191	$394	$(1,209)	$5,376
December 3, 2004	7,903	(443)	(1,269)	6,191
November 28, 2003	7,531	2,038	(1,666)	7,903

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

Goodwill and Purchased and Other Intangibles

        In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

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

Other Assets

        Other assets include long-term investments, security deposits and a land deposit. Other assets also include the fair value, at inception, of the residual value guarantee associated with our lease on two buildings we occupy as part of our headquarters, in accordance with FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Our long-term investments include investments in privately held companies that we make either directly or indirectly through venture capital limited partnerships. We own limited partnership interests in three venture capital limited partnerships—Adobe Ventures L.P., Adobe Ventures III, L.P. and Adobe Ventures IV, L.P. (collectively "Adobe Ventures")—that invest in early stage companies with innovative technologies. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        The investments in Adobe Ventures are consolidated in accordance with FASB Interpretation No. 46R ("FIN 46R") a revision to FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment gain (loss) on our consolidated statements of income. The stock of a number of technology investments held by Adobe Ventures at December 2, 2005 and December 3, 2004 is not publicly traded and, therefore, there is no established market for these securities. In order to determine the fair market value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates of current market value made by Granite Ventures. It is our policy to review the fair value of these investments held by Adobe Ventures, as well as our direct investments, on a regular basis to evaluate the carrying value of the investments in these companies. This evaluation includes, but is not limited to, reviewing each company's cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. In the case of privately held companies, this evaluation is based on information that we request from these companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe the carrying value of a company is in excess of fair value, it is our policy to write-down the investments to reduce its carrying value to fair value.

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

        We record the estimated costs of providing free technical phone support to customers for our software products.

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

  Services and support revenue

        Our services and support revenue is composed of professional services (such as consulting services and training) and maintenance and support, primarily related to the licensing of our Intelligent Document server solution products. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products.

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

Stock-Based Incentive Compensation

        We account for our fixed stock option plans and our employee stock purchase plan under APB 25, using the intrinsic value method. The following table sets forth the pro forma amounts of net income and net income per share that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123.

	Fiscal Years
	2005	2004	2003
Net income:
As reported	$602,839	$450,398	$266,344
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	255	221	1,837
Less: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(88,603)	(105,883)	(188,427)

Pro forma	$514,491	$344,736	$79,754

Basic net income per share:
As reported	$1.23	$0.94	$0.57
Pro forma	$1.05	$0.72	$0.17
Diluted net income per share:
As reported	$1.19	$0.91	$0.55
Pro forma	$1.01	$0.70	$0.16

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

        For purposes of the pro forma disclosures, we give consideration to historical volatility and implied volatility in market traded options and will continue to monitor these and other relevant factors used to measure expected volatility for future option grants.

        The assumptions used to value the option grants are as follows:

	Fiscal Years
	2005	2004	2003
Expected life (in years)	3.0 - 3.9	2.5	2.5 - 3.0
Volatility	30 - 37%	34 - 40%	40 - 66%
Risk free interest rate	3.38 - 4.49%	2.18 - 3.11%	1.37 - 2.23%
Dividend yield	—	0.093 - 0.125%	0.125%

        The assumptions used to value the purchase rights are as follows:

	Fiscal Years
	2005	2004	2003
Expected life (in years)	1.25	1.25	1.25
Volatility	32 - 37%	34 - 40%	40 - 66%
Risk free interest rate	3.03 - 3.58%	1.24 - 1.76%	1.12 - 1.74%
Dividend yield	—	0.093 - 0.125%	0.125%

Advertising Expenses

        We expense all advertising costs as incurred and classify these costs under sales and marketing expense. Advertising expenses for fiscal 2005, 2004 and 2003 were $39.0 million, $31.9 million and $24.0 million, respectively.

Foreign Currency and Other Hedging Instruments

        We transact business in foreign countries, in U.S. dollars and in various foreign currencies. In Europe and Japan, transactions that are denominated in euro and yen subject us to exposure from movements in foreign currency exchange rates. We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. We use options and forward foreign exchange contracts to reduce our exposure to foreign currency rate changes on non-functional currency denominated forecasted product licensing revenue, primarily yen-denominated and euro-denominated revenue.

        Adobe accounts for its derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value. Derivatives that are not defined as hedges in Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," must be adjusted to fair value through earnings. As described in Note 15, gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

        Gains and losses from the forward foreign exchange contracts hedging certain balance sheet positions, primarily non-functional currency denominated assets, such as trade receivable, and liabilities, such as accounts payable, are recorded each period in other income (expense) in the consolidated statements of operations. Forward foreign exchange contracts hedging forecasted non-functional currency denominated forecasted product licensing revenue, are designated as cash flow hedges under SFAS 133, with gains and losses recorded net of tax, as a component of other comprehensive income in stockholders' equity and reclassified into revenue at the time the forecasted transactions occur.

Income Taxes

        We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. We record a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. We also account for any income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), "Accounting for Contingencies."

Recent Accounting Pronouncements

        In May 2005 the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board No. 20 ("APB 20"), "Accounting Changes," and Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

        In December 2004, the FASB issued SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In April 2005, the SEC announced that the accounting provisions of SFAS 123R are to be applied in the first quarter of the fiscal year beginning after June 15, 2005. As a result, we are now required to adopt SFAS 123R in the first quarter of fiscal 2006 and will recognize stock-based compensation expense using the modified prospective method. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See "Stock-Based Incentive Compensation" above for the pro forma net income and net income per share amounts, for fiscal 2003 through fiscal 2005, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. We are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The AJCA introduced a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, Adobe will not be able to claim this tax benefit until the first quarter of fiscal 2006. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FAS 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004." The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. Starting in the first quarter of fiscal 2005, Adobe adopted the accounting and disclosure requirements as outlined in FAS 109-2. See Note 8 for further information regarding this provision.

Note 2. Acquisitions

        On May 3, 2004, we acquired Q-Link Technologies, Inc ("Q-Link"), a privately held company, for $15.9 million in cash. Q-Link provided Java-based workflow technology that was integrated with our Intelligent Document platform to enable customers to integrate document process management with core applications. Goodwill was allocated to our Intelligent Document segment. Purchased technology is being amortized to cost of product revenue over its estimated useful life of three years. The consolidated financial statements include the operating results of Q-Link from the date of purchase. Pro forma results of operations have not been presented because the effect of this acquisition was not material.

Note 3. Cash, cash equivalents and short-term investments

        Cash, cash equivalents and short-term investments consisted of the following as of December 2, 2005:

	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$41,682	$—	$—	$41,682

Cash equivalents:
Money market mutual funds	334,933	—	—	334,933
Bank time deposits	24,339	—	—	24,339
Corporate bonds	19,864	—	—	19,864

Total cash equivalents	379,137	—	—	379,137

Total cash and cash equivalents	420,818	—	—	420,818

Short-term investments:
State and municipal bonds	1,091,538	22	(8,168)	1,083,392
United States Treasury notes	112,093	—	(614)	111,479
Corporate bonds	74,449	101	(240)	74,310
Obligations of foreign sovereigns	9,004	—	(25)	8,979
Marketable equity securities*	131	1,725	—	1,856

Total short-term investments	1,287,215	1,848	(9,047)	1,280,016

Total cash, cash equivalents, and short-term investments	$1,708,034	$1,848	$(9,047)	$1,700,835

*
The carrying value of marketable equity securities has been reduced by other-than-temporary declines in the fair value of these securities.

        Cash, cash equivalents and short-term investments consisted of the following as of December 3, 2004:

	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$37,546	$—	$—	$37,546

Cash equivalents:
Money market mutual funds	180,400	—	—	180,400
Bank time deposits	16,507	—	—	16,507
United States Treasury notes	20,790	—	(6)	20,784
Corporate bonds	3,825	—	(1)	3,824

Total cash equivalents	221,522	—	(7)	221,515

Total cash and cash equivalents	259,068	—	(7)	259,061

Short-term investments:
State and municipal bonds	653,315	200	(3,287)	650,228
United States Treasury notes	278,738	5	(926)	277,817
Corporate bonds	98,995	5	(555)	98,445
Obligations of foreign sovereigns	11,865	—	(71)	11,794
Bonds of multi-lateral government agencies	13,070	—	(25)	13,045
Marketable equity securities*	1,923	908	—	2,831

Total short-term investments	1,057,906	1,118	(4,864)	1,054,160

Total cash, cash equivalents, and short-term investments	$1,316,974	$1,118	$(4,871)	$1,313,221

*
The carrying value of marketable equity securities has been reduced by other-than-temporary declines in the fair value of these securities.

        In accordance with EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 2, 2005:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and municipal bonds	$630,745	$(4,753)	$279,231	$(3,415)	$909,976	$(8,168)
United States Treasury notes	94,253	(407)	17,226	(207)	111,479	(614)
Corporate bonds	19,000	(9)	22,013	(231)	41,013	(240)
Obligations of foreign sovereigns	—	—	8,979	(25)	8,979	(25)

Total	$743,998	$(5,169)	$327,449	$(3,878)	$1,071,447	$(9,047)

        Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

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

        The following table summarizes the cost and estimated fair value of current debt securities and money market mutual funds, classified by the stated maturity of the security. A significant proportion of securities classified as "due after three years," based on the stated maturity, have structural features that allow us to sell the securities, at par, in less than three years.

	Cost	Estimated Fair Value
Due within one year	$820,549	$818,588
Due within two years	318,550	315,250
Due within three years	115,450	114,140
Due after three years	411,672	409,319

Total	$1,666,221	$1,657,297

Note 4. Property and Equipment

        Property and equipment consisted of the following as of December 2, 2005 and December 3, 2004:

	2005	2004
Computers and equipment.	$196,912	$194,605
Furniture and fixtures.	37,604	33,563
Capital projects in-progress.	565	18,117
Leasehold improvements.	68,100	55,861
Buildings	9,611	4,782

	312,792	306,928
Less accumulated depreciation and amortization.	(209,243)	(207,253)

Property and equipment, net	$103,549	$99,675

        During fiscal 2005, we continued our deployment of a new Customer Relations Management ("CRM") system. The capitalized costs in connection with the CRM system were included in capital projects-in-progress for the modules that were to be deployed. As the modules were deployed, they were reclassified to computers and equipment. The reclassification of CRM costs to computers and equipment were partially offset by the retirement of fully depreciated assets.

        Depreciation expense for fiscal 2005, 2004 and 2003 was $43.9 million, $39.8 million and $33.7 million, respectively.

Note 5. Goodwill and Purchased and Other Intangibles

        As of December 2, 2005, the goodwill balance relates to our acquisitions of Accelio, Q-Link, Syntrillium, OKYZ, GoLive Systems, Inc and GoLive Systems GmbH and Co. KG (together "GoLive") and Inscriber Technology Corporation. As required by SFAS 142, we have allocated goodwill to our reportable segments. Below is our goodwill reported by segment as of December 2, 2005 and December 3, 2004:

	2005	2004
Digital Imaging and Video	$14,112	$14,112
Creative Professional	4,650	4,650
Intelligent Document	99,921	91,525

Total goodwill	$118,683	$110,287

        During fiscal 2005, our goodwill increased due to the acquisition of OKYZ. OKYZ provides three dimensional ("3D") technology and expertise to our Intelligent Document platform.

        Purchased and other intangible assets, subject to amortization, were as follows as of December 2, 2005:

	Cost	Accumulated Amortization	Net
Purchased technology	$18,785	$(11,153)	$7,632

Localization	$20,512	$(11,901)	$8,611
Trademarks	225	(82)	143
Other intangibles	301	(210)	91

Total other intangible assets	$21,038	$(12,193)	$8,845

Total purchased and other intangible assets	$39,823	$(23,346)	$16,477

        Purchased and other intangible assets, subject to amortization, were as follows as of December 3, 2004:

	Cost	Accumulated Amortization	Net
Purchased technology	$41,009	$(29,266)	$11,743

Localization	$10,404	$(7,109)	$3,295
Trademarks	300	(133)	167
Other intangibles	1,105	(797)	308

Total other intangible assets	$11,809	$(8,039)	$3,770

Total purchased and other intangible assets	$52,818	$(37,305)	$15,513

        Amortization expense of identifiable intangible assets is primarily included in costs of product revenue. Amortization expense related to identifiable intangible assets was $20.4 million, $21.1 million and $15.4 million for fiscal 2005, 2004 and 2003, respectively. Amortization expense, as of December 2, 2005, is expected to be as follows:

Fiscal Year	Purchased Technology	Other Intangible Assets
2006	$3,782	$7,705
2007	2,338	1,009
2008	559	40
2009	315	17
2010	315	17
Thereafter	323	57

Total expected amortization expense	$7,632	$8,845

Note 6. Other Assets

        Other assets consisted of the following as of December 2, 2005 and December 3, 2004:

	2005	2004
Investments	$51,707	$41,382
Security deposits and other	7,419	5,768
Land deposit	3,301	3,340
Prepaid rent	3,801	4,838

Total other assets	$66,228	$55,328

        We own limited partnership interests in Adobe Ventures which are consolidated in accordance with FASB Interpretation No. 46R a revision to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." The partnerships are controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        The following table summarizes the net realized gains and losses from our investments for fiscal 2005, 2004 and 2003.

	2005	2004	2003
Net losses related to our investments in Adobe Ventures and cost method investments	$(1,021)	$(81)	$(11,981)
Write-downs due to other-than-temporary declines in value of our marketable equity securities	(558)	—	(3,984)
Gains from sale of short-term investments	104	2,493	3,090
Gains on stock warrants	153	94	—
Other investment gains	21	—	—

Total investment gain (loss)	$(1,301)	$2,506	$(12,875)

        During fiscal 2004, we restructured the lease for two of our headquarter office buildings. See Note 14 for additional information. The lease agreement provides for a residual value guarantee. In accordance with FIN 45, we recognized the fair value of the residual value guarantee of $5.2 million as a long-term liability on our balance sheet with the offsetting entry to prepaid rent in other assets. The balance will be amortized to the income statement over five years, the life of the lease. As of December 2, 2005, the unamortized portion of the fair value of the residual value guarantee remaining in prepaid rent was $3.8 million.

Note 7. Accrued Expenses

        Accrued expenses consisted of the following as of December 2, 2005 and December 3, 2004:

	2005	2004
Accrued compensation and benefits	$112,362	$98,108
Sales and marketing allowances	16,306	11,857
Other	98,317	92,797

Total accrued expenses	$226,985	$202,762

Note 8. Income Taxes

        Income before income taxes includes income from foreign operations of approximately $348.7 million, $298.0 million and $197.0 million for fiscal 2005, 2004 and 2003, respectively.

        The provision for income taxes consisted of the following for fiscal 2005, 2004 and 2003:

	2005	2004	2003
Current:
United States federal	$63,932	$1,769	$32,751
Foreign	18,550	11,728	11,814
State and local	4,671	1,638	1,090

Total current	87,153	15,135	45,655

Deferred:
United States federal	(7,653)	56,641	31,815
Foreign	93	(970)	(1,072)
State and local	492	(10,353)	314

Total deferred	(7,068)	45,318	31,057

Charge in lieu of taxes attributable to employee stock plans	82,852	97,794	37,436

	$162,937	$158,247	$114,148

        Total income tax expense differs from the expected tax expense (computed by multiplying the United States federal statutory rate of 35% by income before income taxes) as a result of the following:

	2005	2004	2003
Computed "expected" tax expense	$268,022	$213,026	$133,172
State tax expense, net of federal benefit	9,878	6,826	2,473
Tax-exempt income	(7,196)	(4,284)	(3,786)
Tax credits	(8,977)	(9,500)	(4,878)
Differences between statutory rate and foreign effective tax rate	(62,561)	(47,622)	(24,816)
Change in deferred tax asset valuation allowance	(5,836)	(1,238)	11,856
Tax benefit for repatriation of certain foreign earnings under the AJCA	(29,271)	—	—
Other, net	(1,122)	1,039	127

	$162,937	$158,247	$114,148

        During fiscal 2005, we completed our evaluation of the repatriation provisions of the AJCA. The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Although the AJCA contains a number of limitations related to the repatriation and some uncertainty remains on key elements of the provision, we made a determination for a planned repatriation of $558.3 million of certain foreign earnings, of which $500.0 million qualifies for the 85% dividends received deduction. We completed the repatriation of $558.3 million of certain foreign earnings during fiscal 2005.

        The total income tax provision of $162.9 million, for fiscal 2005, includes a tax provision of $43.5 million for the repatriation of certain foreign earnings. Additionally, it includes a reversal of $72.8 million for income taxes on certain foreign earnings for which a deferred tax liability had been previously accrued. As a result, a net income tax benefit of $29.3 million was recognized for the difference between income taxes previously provided on certain foreign earnings at the federal statutory tax rate and income taxes at the lower rate under the repatriation provisions of the AJCA. The tax provision of

$43.5 million for the repatriation of certain foreign earnings is based upon currently available U.S. Treasury Department guidance.

        The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 2, 2005 and December 3, 2004 are presented below:

	2005	2004
Deferred tax assets:
Acquired technology	$9,048	$7,886
Reserves	29,716	16,515
Deferred revenue	11,409	8,475
Unrealized losses on investments	8,238	12,336
Credits	24,899	30,600

Total gross deferred tax assets	83,310	75,812
Deferred tax asset valuation allowance	(8,238)	(12,336)

Total deferred tax assets	75,072	63,476

Deferred tax liabilities:
Depreciation and amortization	(22,650)	(8,138)
Undistributed earnings of foreign subsidiaries	(71,373)	(81,585)
Other	(1,139)	(911)

Total deferred tax liabilities	(95,162)	(90,634)

Net deferred tax assets (liabilities)	$(20,090)	$(27,158)

        We provide United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related United States tax liability may be reduced by any foreign income taxes paid on these earnings. As of December 2, 2005, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $230.4 million. The unrecognized deferred tax liability for these earnings is approximately $78.3 million.

        For financial reporting purposes, a valuation allowance has been established for certain deferred tax assets related to the write-down of investments. At the end of fiscal 2005, our valuation allowance was $8.2 million.

        We are currently under examination by the Internal Revenue Service for our fiscal 2001, 2002, and 2003 tax returns. Although the ultimate outcome is unknown, we have reserved for potential adjustments that may result from the current examination and we believe that the final outcome will not have a material effect on our results of operations.

        At the end of fiscal 2005, we had state tax credit carry-forwards of approximately $24.9 million that can be carried forward indefinitely.

        Below is a summary of our income tax payable activity for fiscal 2005 and 2004:

	2005	2004
Beginning balance	$145,913	$193,484
Add: Current year liability	87,153	15,135
Less: Payments and reclassifications	(78,537)	(62,706)

Ending balance	$154,529	$145,913

Note 9. Benefit Plans

  Pretax Savings Plan

        In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all of our United States employees. Under the plan, eligible employees may contribute up to 30% of their pretax salary, subject to the Internal Revenue Service annual contribution limits. In fiscal 2005, we matched 50% of the first 6% of the employee's contribution. We contributed approximately $8.9 million, $6.5 million and $6.1 million in fiscal 2005, 2004 and 2003, respectively. We can terminate matching contributions at our discretion.

  Profit Sharing Plan

        We have a profit sharing plan that provides for profit sharing payments to all eligible employees following each quarter in which we achieve at least 80% of our budgeted earnings for the quarter. The plan, as well as the annual operating budget on which the plan is based, is approved by our Board of Directors. We contributed approximately $45.7 million, $42.6 million and $28.8 million to the plan in fiscal 2005, 2004 and 2003, respectively.

Note 10. Employee and Director Stock Plans

  Stock Options

        Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.

        Currently, we grant options from the 1) 2003 Equity Incentive Plan ("2003 Plan"), under which options could be granted to all employees, including executive officers, and outside consultants and 2) 1996 Outside Directors Stock Option Plan (the "Directors Plan"), as amended, under which options are granted automatically under a pre-determined formula to non-employee directors. The plans listed above are collectively referred to in the following discussion as "the Plans." We consider the Plans critical to our operation and productivity. Option vesting periods are generally three years for the Plans. As of December 2, 2005, we had reserved 53.7 million and 5.2 million shares of common stock for issuance under our 2003 Plan and Directors Plan, respectively. As of December 2, 2005, we had 23.0 million and 1.3 million shares available for grant under our 2003 Plan and Directors Plan, respectively.

        All stock option grants to current executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors. All members of the Executive Compensation Committee are independent directors, as defined in the rules applicable to issuers traded on the Nasdaq Stock Market.

        The Directors Plan provides for the granting of nonqualified stock options to non-employee directors. Option grants are limited to 25,000 shares per person in each fiscal year, except for a new non-employee director to whom 50,000 shares are granted upon election as a director. Options have a ten-year term and are exercisable and vest over three years: 25% on the day preceding each of Adobe's next two annual meetings of stockholders and 50% on the day preceding Adobe's third annual meeting of stockholders after the grant of the option. The exercise price of the options that are issued is equal to the fair market value of our common stock on the date of grant.

        Options granted to directors for fiscal 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Options granted to existing directors	400,000	350,000	560,000
Exercise price	$29.74	$20.83	$16.21
Options granted to new directors	50,000	100,000	—
Exercise price	$26.83	$21.05	$—

        As of December 2, 2005, approximately 2.3 million shares were reserved for issuance upon exercise of outstanding options under the Directors Plan. The Directors Plan will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued and restrictions on issued shares have lapsed.

        Stock option activity for fiscal 2005, 2004 and 2003 is presented below (in actual amounts):

	December 2, 2005		December 3, 2004		November 28, 2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	76,532,632	$18.52	84,939,306	$16.40	115,694,100	$17.82
Options granted	11,418,499	31.88	20,759,510	21.07	3,988,260	16.56
Options exercised	(20,494,162)	15.32	(26,587,728)	13.55	(15,956,108)	11.91
Options canceled	(2,205,685)	21.52	(2,578,456)	20.46	(18,786,946)	29.00

Outstanding at end of year	65,251,284	21.76	76,532,632	18.52	84,939,306	16.40

Exercisable at end of year	42,098,806		44,873,414	18.51	54,481,080	17.30

Weighted average fair value of options granted during the year		$9.08		$5.63		$5.85

        Information regarding the stock options outstanding at December 2, 2005 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.42 - 13.24	8,888,158	3.04 years	$10.65	8,761,321	$10.62
$13.37 - 13.84	7,529,423	3.58 years	13.67	7,471,181	13.68
$13.97 - 17.84	7,615,413	2.64 years	17.39	7,064,075	17.47
$17.94 - 20.14	7,560,403	4.32 years	19.54	3,682,253	19.54
$20.29 - 21.36	1,262,743	6.24 years	20.78	706,429	20.65
$21.78 - 21.78	7,795,296	5.46 years	21.78	2,521,526	21.77
$21.97 - 28.17	7,358,914	3.27 years	26.39	5,827,701	27.16
$28.45 - 32.20	8,254,548	4.16 years	31.25	5,781,120	31.99
$32.42 - 40.75	8,986,386	6.39 years	32.63	283,200	35.68

	65,251,284	4.18 years	$21.76	42,098,806	$19.32

  Performance and Restricted Stock

        The 1994 Performance and Restricted Stock Plan ("the Restricted Stock Plan") provides for the granting of restricted stock and/or performance awards to officers and key employees. As of December 2, 2005, we had reserved 16.0 million shares of our common stock for issuance under the Plan.

        Restricted shares issued under the Restricted Stock Plan generally vest annually over two to three years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights. As of December 2, 2005, 0.4 million shares were outstanding and not yet vested. Additionally, we charged $0.4 million, $0.3 million and $2.8 million to expense associated with restricted stock in fiscal 2005, 2004 and 2003, respectively. As of December 2, 2005, approximately 5.5 million shares were available for grant under this Plan.

        Restricted stock issued for fiscal 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Restricted stock granted	25,832	13,786	6,554
Average fair value of shares	$30.86	$21.44	$16.19

        Performance awards issued under the Restricted Stock Plan entitle the recipient to receive, at our discretion, shares or cash upon completion of the performance period subject to attaining identified performance goals. We did not grant performance awards in fiscal 2005, 2004 and 2003. As of December 2, 2005 and December 3, 2004, there were no performance awards outstanding.

        The Restricted Stock Plan will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued and restrictions on issued shares have lapsed.

  Employee Stock Purchase Plan

        Our 1997 Employee Stock Purchase Plan (the "ESPP") allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower. As of December 2, 2005, we had reserved 76.0 million shares of our common stock for issuance under the ESPP and approximately 22.8 million shares remain available for future issuance.

        The weighted average fair value of the purchase rights granted in fiscal 2005, 2004 and 2003 were $9.08, $6.27 and $5.49, respectively.

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

        The performance-based SARs generally vest four years from the date of grant but contain an acceleration feature that allows for a two-year vesting period based on Adobe achieving predetermined performance goals. These performance-based SARs expire five years from the date of grant. Under our SAR plan, designated employees are awarded rights that are equal to one share of Adobe's common stock for each right awarded with an exercise price based on the fair market value on the grant date. When the award vests, employees generally have the right to exercise the award and receive the then-current value in cash of the appreciation from the exercise price of the exercised number of rights of our common stock. We did not grant SARs in fiscal 2005, 2004 and 2003. We charged approximately $0.1 million, $0.2 million and $0.1 million to expense in 2005, 2004 and 2003, respectively, for outstanding SARs. As of December 2, 2005, there were no SARs outstanding.

Note 11. Stockholders' Equity

  Stockholder Rights Plan

        Our Stockholder Rights Plan is intended to protect stockholders from unfair or coercive takeover practices. In accordance with this plan, the Board of Directors declared a dividend distribution of one common stock purchase right on each outstanding share of our common stock held as of July 24, 1990 and on each share of common stock issued by Adobe thereafter. In July 2000, the Stockholder Rights Plan was amended to extend it for ten years so that each right entitles the holder to purchase one unit of Series A Preferred Stock, which is equal to 1/1000 share of Series A Preferred Stock, par value $0.0001 per share, at a price of $700 per unit. As adjusted for our 2000 and 2005 stock splits each in the form of a dividend, each share of common stock now entitles the holder to one-quarter of such a purchase right. Each whole right still entitles the registered holder to purchase from Adobe a unit of preferred stock at $700. The rights become exercisable in certain circumstances, including upon an entity's acquiring or announcing the intention to acquire beneficial ownership of 15% or more of our common stock without the approval of the Board of Directors or upon our being acquired by any person in a merger or business combination transaction. The rights are redeemable by Adobe prior to exercise at $0.01 per right and expire on July 23, 2010.

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

        During fiscal 2005, we entered into several structured stock repurchase agreements with large financial institutions. Under these agreements, we provided the financial institutions with up-front payments totaling $600.0 million. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of our shares based on the volume weighted average price during such intervals less a specified discount. Upon payment, the $600.0 million was classified as treasury stock on our balance sheet. As of December 2, 2005, approximately $154.9 million of the up-front payments remained under the agreements.

        During fiscal 2005, we repurchased 18.7 million shares at an average price of $30.61 through structured repurchase agreements. During fiscal 2004, we repurchased 22.0 million shares at an average price of $21.91 through open market repurchases and structured repurchase agreements. During fiscal 2003, we repurchased 5.6 million shares at an average price of $15.21 through open market repurchases and the exercise of put and call options.

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

Note 12. Comprehensive Income

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

        The following table sets forth the components of other comprehensive income for fiscal 2005, 2004 and 2003:

	Unrealized Gain (Loss) on
	Available- for-Sale Securities	Derivative Instruments	Foreign Currency Translation	Total
Balance at November 29, 2002	$3,411	$(1,929)	$(5,432)	$(3,950)

Unrealized gain (loss)	416	(3,383)	—	(2,967)
Reclassification adjustment for (gains) losses recognized during the period	(685)	3,489	—	2,804
Tax effect of above	(691)	(666)	—	(1,357)
Translation adjustments	—	—	4,471	4,471

Other comprehensive income (loss)	(960)	(560)	4,471	2,951

Balance at November 28, 2003	2,451	(2,489)	(961)	(999)

Unrealized gain (loss)	(6,696)	3,097	—	(3,599)
Reclassification adjustment for (gains) losses recognized during the period	(3,283)	405	—	(2,878)
Tax effect of above	2,634	(1,013)	—	1,621
Translation adjustments	—	—	3,566	3,566

Other comprehensive income (loss)	(7,345)	2,489	3,566	(1,290)

Balance at December 3, 2004	(4,894)	—	2,605	(2,289)

Unrealized gain (loss)	(4,529)	12,771	—	8,242
Reclassification adjustment for (gains) losses recognized during the period	2,223	(7,453)	—	(5,230)
Translation adjustments	—	—	(1,637)	(1,637)

Other comprehensive income (loss)	(2,306)	5,318	(1,637)	1,375

Balance at December 2, 2005	$(7,200)	$5,318	$968	$(914)

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

        The following table sets forth the computation of basic and diluted net income per share for fiscal 2005, 2004 and 2003.

	2005	2004	2003
Net income	$602,839	$450,398	$266,344

Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	489,921	477,658	468,492
Dilutive common equivalent shares:
Unvested restricted stock	35	22	50
Stock options	18,114	17,946	14,358

Shares used to compute diluted net income per share	508,070	495,626	482,900

Basic net income per share	$1.23	$0.94	$0.57

Diluted net income per share	$1.19	$0.91	$0.55

        For the years ended December 2, 2005, December 3, 2004 and November 28, 2003, options to purchase approximately 11.6 million, 14.0 million and 33.4 million shares, respectively, of common stock with exercise prices greater than the annual average fair market value of our stock of $30.33, $22.23 and $16.98, respectively, were not included in the calculation because the effect would have been antidilutive.

Note 14. Commitments and Contingencies

  Lease Commitments

        We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2025. We also have one land lease that expires in 2091. Rent expense and sublease income for these leases for fiscal 2003 through 2005 were as follows:

	2005	2004	2003
Rent expense	$58,215	$55,333	$39,376
Sublease income	4,995	5,681	6,962

Net rent expense	$53,220	$49,652	$32,414

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

        These two leases are both subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessors quarterly. As of December 2, 2005, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term (for the East and West towers lease only), purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount.

        As of December 2, 2005, future minimum lease payments under noncancelable operating leases and future minimum sublease income under noncancelable subleases are as follows:

Fiscal Year	Future Minimum Lease Payments	Future Minimum Sublease Income
2006	$35,265	$5,328
2007	26,616	3,250
2008	23,155	1,678
2009	19,824	1,719
2010	10,221	1,093
Thereafter	58,398	—

Total	$173,479	$13,068

  Guarantees

        The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized a $5.2 million liability related to the East and West tower lease that was extended in August 2004. This liability is recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the lease. As of December 2, 2005, the unamortized portion of the fair value of the residual value guarantee remaining in other long-term liabilities and prepaid rent was $3.8 million.

  Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $17.8 million, $15.9 million and $14.5 million in fiscal 2005, 2004 and 2003, respectively.

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

        To the extent permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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

  Legal Actions

        On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc. and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled "Client-Server System Using Embedded Hypertext Tags for Application and Database Development." The Plaintiff's complaint asserts that "defendants have infringed, and continue to infringe, one or more claims of the "712 patent by making, using, selling and/or offering for sale, inter alia, products supporting Microsoft Active Server Pages technology." Plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for "willful infringement," and fees and costs. We believe the action has no merit and are vigorously defending against it. We cannot estimate any possible loss at this time.

        On June 13, 2005, Plaintiff Steve Staehr filed a shareholder derivative action entitled "Steve Staehr, Derivatively on Behalf of Adobe Systems Incorporated v. Bruce R. Chizen, et. al.," in the Superior Court of the State of California for the County of Santa Clara against Adobe's directors and naming Adobe as a nominal defendant. The complaint alleges that the defendants breached their fiduciary duties of loyalty and due care and caused Adobe to waste corporate assets by failing to renegotiate or terminate the acquisition agreement with Macromedia following the announcement by Macromedia that it would restate its financial results for the fiscal years ended March 31, 1999 through 2004. The complaint seeks, among other things, unspecified monetary damages, attorneys' fees and certain forms of equitable relief. On August 18, 2005, Plaintiff amended his complaint to add a purported class action. Adobe has obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Adobe's bylaws and certificate of incorporation. Such obligations may apply to this lawsuit. We believe the action has no merit and are vigorously defending against it. We cannot estimate any possible loss at this time.

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

        One such case is Consultores en Computación y Contabilidad, S.C. ("CCC") v. Microsoft, Adobe, Symantec, and Autodesk (the "Defendants"). On March 1, 2002, CCC, a Mexican hardware/software reseller, filed a lawsuit in the Mexico Court of First Instance against the Defendants (all members of the Business Software Alliance). CCC had previously been the target of a criminal anti-piracy enforcement action carried out by the Mexican police authorities on the basis of a piracy complaint filed by the Defendants based on evidence provided to the Defendants. CCC alleged in the lawsuit that it had suffered damages to its reputation as a result of the enforcement action. CCC did not claim economic damages. On November 11, 2002, the trial court judge ruled in favor of the Defendants, holding that no moral damage occurred. After subsequent appeals which were favorable to the Defendants, a court of appeals held that the Defendants were liable to CCC for "moral" damages, and the court remanded the case to the Court of First Instance for a determination of the amount. In December 2005, the Court of First Instance awarded CCC $90 million in damages. The Defendants are appealing the verdict, as are the plaintiffs who seek additional damages. If, after all appeals have been exhausted, the existing verdict stands and is enforceable, Adobe would be responsible for approximately $15 million of the judgment. No amounts have been accrued as a loss is not considered probable or estimable at this time.

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

        As of December 2, 2005, our cash equivalents, short-term investments, and marketable equity securities, are carried at fair value, based on quoted market prices for these or similar investments. For further information, see Note 3.

        Our portfolio of investments in privately held companies, which includes our direct investments, as well as indirect investments through Adobe Ventures, is included in other assets on our Consolidated Balance Sheet. For further information, see Note 6.

  Foreign Currency Hedging Instruments

        We transact business in foreign countries, in U.S. dollars and in various foreign currencies. In Europe and Japan, transactions that are denominated in euro or yen subject us to exposure from movements in foreign currency exchange rates. This exposure is primarily related to yen-denominated product and support revenue in Japan and euro-denominated product and support revenue in certain European countries. In fiscal 2005, 2004 and 2003, our exposures were 26.4 billion yen, 24.1 billion yen and 21.3 billion yen, respectively. In fiscal 2005, 2004 and 2003, our exposures were 411.4 million euros, 375.4 million euros and 274.0 million euros, respectively.

        Our Japanese operating expenses are in yen, and our European operating expenses are primarily in euro, which mitigates a portion of the exposure related to yen and euro denominated product revenue. In addition, we hedge firmly committed transactions using forward contracts. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts largely offset gains and losses on the assets, liabilities and transactions being hedged. We also hedge a percentage of forecasted international revenue with forward and purchased option contracts. Our revenue hedging policy is intended to reduce the negative impact on our forecasted revenue due to foreign currency exchange rate movements. At December 2, 2005, total outstanding contracts were $339.3 million which included the notional equivalent of $133.0 million in foreign currency forward exchange contracts which hedged our balance sheet exposures and the notional equivalent of $206.3 million in put option contracts which hedged our forecasted revenue. As of December 2, 2005, all contracts were set to expire at various times through April 2006. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with counterparties with specific minimum rating requirements. In addition, our hedging policy establishes maximum limits for each counterparty.

        In addition we also have long term investment exposures consisting of the capitalization and retained earnings in our non-USD functional foreign subsidiaries. For the fiscal years ending December 2, 2005 and December 3, 2004 this long term investment exposure totaled a notional equivalent of $56.7 million and $40.1 million, respectively. At this time we do not hedge these long term investment exposures.

  Economic Hedging—Hedges of Forecasted Transactions

        We use option and forward foreign exchange contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. The maximum original duration of options and forward foreign exchange contracts is twelve months. Such cash flow exposures result from portions of our forecasted revenues denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. We enter into these foreign exchange contracts to hedge forecasted product licensing revenue in the normal course of business, and accordingly, they are not speculative in nature.

        To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss) until the forecasted transaction occurs. As of December 2, 2005, we estimate that $5.3 million of existing gains will be reclassified into revenue from accumulated other comprehensive income (loss) within the next twelve months.

        When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. During fiscal 2005, 2004 and 2003, net gains (losses) of $7.5 million, $(0.4) million and $(3.5) million, respectively, were reclassified from accumulated other comprehensive income (loss) to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For fiscal 2005, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

        We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in other income (loss) on the consolidated statement of income. The net gain (loss) recognized in other income (expense) for cash flow hedges due to hedge ineffectiveness was insignificant for fiscal 2005, 2004 and 2003. The time value of purchased derivative instruments is deemed to be ineffective and is recorded in other income (loss) over the life of the contract. Other income (loss)

for fiscal 2005, 2004 and 2003 included $2.6 million, $(2.6) million and $(1.1) million of net gains (losses), respectively, representing the cost of the purchased options.

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At December 2, 2005, the outstanding balance sheet hedging derivatives had maturities of 150 days or less.

        Net gains in other income relating to balance sheet hedging for fiscal 2005, 2004 and 2003

	2005	2004	2003
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	$(9,604)	$4,586	$13,535
Net unrealized gain (loss) recognized in other income	(4,088)	3,949	132

	(13,692)	8,535	13,667
Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	9,893	(11,123)	(8,726)
Net unrealized gain (loss) recognized in other income	5,747	3,150	(3,483)

	15,640	(7,973)	(12,209)

Net gain recognized in other income	$1,948	$562	$1,458

Fair Value Hedges—Hedging of Foreign Currency Denominated Available for Sale Securities

        During fiscal 2004, a portion of our investment portfolio was invested in euro denominated securities. In order to mitigate the currency risk of those euro denominated securities, we entered into forward currency contracts designated as fair value hedges. During fiscal 2005 we did not invest in euro denominated securities.

        Net gains recognized in other income relating to fair value hedges for fiscal 2004 were as follows:

2004
Gain on foreign currency assets and liabilities:
Net realized gain recognized in other income	$2,234
Net unrealized loss recognized in other income	(1,935)

299
Loss on hedges of foreign currency assets and liabilities:
Net realized gain recognized in other income	3,026
Net unrealized loss recognized in other income	(3,482)

(456)

Net loss recognized in other income	$(157)

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

        Credit risk in receivables is limited to OEM partners, dealers and distributors of hardware and software products to the retail market, and to customers whereby we license software directly. Management believes that any risk of loss is reduced due to the diversity of our customers and geographic sales areas. A credit review is completed for our new distributors, dealers, and OEM partners. We also perform ongoing credit evaluations of our customers' financial condition and require letters of credit or other guarantees, whenever deemed necessary. The credit limit given to the customer is based on our risk assessment of their ability to pay, country risk, and other factors and is not contingent on the resale of the product or on the collection of payments from their customers. We also purchase credit insurance to mitigate credit risk in some foreign markets where we believe it is warranted. If we license our software to a customer where we have a reason to believe the customer's ability to pay is not probable, due to country risk or credit risk, we will not recognize the revenue. We will revert to recognizing the revenue on a cash basis, assuming all other criteria for revenue recognition has been met. For discussion of significant customers as of December 2, 2005, see Note 16.

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

Note 16. Industry Segment, Geographic Information, and Significant Customers

        We have four reportable segments: Digital Imaging and Video, Creative Professional, Intelligent Document, and OEM PostScript and Other. The Digital Imaging and Video segment provides users with software for creating, editing, enhancing and sharing digital images and photographs, digital video, audio and animations. The Creative Professional segment provides software for professional page layout, professional Web page layout, graphic and illustration creation, technical document publishing and business publishing. Additionally, this segment includes Photoshop and Acrobat Professional as part of its Adobe Creative Suite products. The Intelligent Document segment provides electronic document distribution software that allows users to create, enhance, annotate and securely send Adobe PDF files that can be shared, viewed, navigated and printed exactly as intended on a broad range of hardware and software platforms. In addition, this segment provides server-based solutions for enterprises, in the areas of document generation, document process management, document collaboration, document workflow and document control and security. The OEM PostScript and Other segment includes printing technology used to create and print simple or visually rich documents with precision.

        The accounting policies of the operating segments are the same as those described in Note 1. With the exception of goodwill, we do not identify or allocate our assets by operating segment. See Note 5 for the allocation of goodwill to our reportable segments.

        Coinciding with the integration of Macromedia and the start of our 2006 fiscal year, we changed the reporting of our principal business segments to be aligned with our market opportunities and how we manage our combined businesses. Our new business segments are Creative Solutions, Knowledge Worker Solutions, Enterprise and Developer Solutions, Mobile and Device Solutions, and Other. The tables that follow are based on our segment reporting that was in effect throughout fiscal 2005.

        Our results for fiscal years 2005, 2004 and 2003 are reported by operating segments below:

	Digital Imaging and Video	Creative Professional	Intelligent Document	OEM PostScript and Other	Total
Fiscal 2005
Revenue	$432,800	$743,825	$708,035	$81,661	$1,966,321
Cost of revenue.	36,390	23,400	46,354	6,434	112,578

Gross profit	$396,410	$720,425	$661,681	$75,227	$1,853,743

Gross profit as a percentage of revenues	92%	97%	93%	92%	94%
Fiscal 2004
Revenue	$430,177	$613,062	$541,804	$81,538	$1,666,581
Cost of revenue	40,149	21,125	38,077	5,027	104,378

Gross profit	$390,028	$591,937	$503,727	$76,511	$1,562,203

Gross profit as a percentage of revenues	91%	97%	93%	94%	94%
Fiscal 2003
Revenue	$392,442	$368,549	$444,056	$89,702	$1,294,749
Cost of revenue	33,501	20,818	33,501	5,202	93,022

Gross profit	$358,941	$347,731	$410,555	$84,500	$1,201,727

Gross profit as a percentage of revenues	92%	94%	92%	94%	93%

        A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for fiscal 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Total gross profit from operating segments above	$1,853,743	$1,562,203	$1,201,727
Total operating expenses*	1,125,309	970,409	822,280

Total operating income	728,434	591,794	379,447
Non-operating income (loss)	37,342	16,851	1,045

Income before income taxes	$765,776	$608,645	$380,492

*
Total operating expenses include research and development, sales and marketing and general and administrative. For fiscal 2003, operating expenses also included restructuring and other charges.

        For fiscal 2005, 2004 and 2003, our revenues and property and equipment, net of accumulated depreciation, are presented below by geographic area. With the exception of property and equipment, we do not identify or allocate our assets by operating segment.

Revenue	2005	2004	2003
Americas:
United States	$864,274	$706,064	$588,631
Other	75,443	64,500	51,551

Total Americas	939,717	770,564	640,182

EMEA	612,721	541,528	370,181

Asia:
Japan	284,528	262,685	212,505
Other	129,355	91,804	71,881

Total Asia	413,883	354,489	284,386

Total revenue	$1,966,321	$1,666,581	$1,294,749

Property and Equipment	2005	2004	2003
Americas:
United States	$65,351	$72,857	$57,753
Other	4,060	4,771	4,903

Total Americas	69,411	77,628	62,656

EMEA	19,891	10,543	7,032

Asia:
India	13,060	10,306	6,357
Other	1,187	1,198	962

Total Asia	14,247	11,504	7,319

Total long-lived assets	$103,549	$99,675	$77,007

Significant Customers

        The table below lists our significant customers for fiscal 2003 through 2005. As listed, our significant customers are distributors and thus impact each of our reporting segments. The amounts listed below are a percentage of our net revenues.

	2005	2004	2003
Ingram Micro	26%	23%	28%
Tech Data	11%	13%	13%

        The amounts listed below are receivables, from our significant customers, as a percentage of our gross trade receivables for fiscal 2005 and 2004.

	2005	2004
Ingram Micro	26%	21%
Tech Data	10%	12%

Note 17. Subsequent Events

        On December 3, 2005, we completed the acquisition of Macromedia, a provider of software technologies that enables the development of a wide range of internet and mobile application solutions, for approximately $3.4 billion. Under the terms of the agreement, which was approved by the boards of directors and the stockholders of both companies, Macromedia stockholders received, at a fixed exchange ratio, 1.38 shares of Adobe common stock for every share of Macromedia common stock in a tax-free exchange. This fixed exchange ratio gives effect to the two-for-one stock split in the form of a stock dividend paid on May 23, 2005 to the stockholders of Adobe. The $3.4 billion estimated purchase price for the acquisition includes the estimated fair value of Adobe common stock issued, stock options and restricted stock assumed, as well as estimated direct transaction costs. We derived this estimate using an average market price per share of Adobe common stock of $29.43, which was based on an average of the closing prices for a range of trading days (April 14, 2005 through April 20, 2005) around the announcement date (April 18, 2005) of the proposed transaction.

        In conjunction with the acquisition of Macromedia, on December 3, 2005, the Adobe board of directors approved a restructuring plan to better align Adobe's resources among its client and product groups. We expect to incur restructuring charges in fiscal year 2006, primarily in the first quarter. These restructuring expenses relate only to those employees and facilities that were associated with Adobe prior to the acquisition of Macromedia on December 3, 2005. These expenses will be a charge to earnings in the respective quarter in which they are incurred. We expect to incur additional restructuring expenses relating to Macromedia's operations. These costs will be included in the assumed liabilities of Macromedia as of December 3, 2005 and will be recorded as part of the total acquisition purchase price of Macromedia.

        In December 2005, we entered into additional structured stock repurchase agreements with large financial institutions. Under these agreements, we provided the financial institutions with up-front payments totaling $500.0 million. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of shares based on the volume weighted average price during such intervals less a specified discount. The $500.0 million will be classified as treasury stock on our balance sheet.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2006.

ADOBE SYSTEMS INCORPORATED
By:	/s/ MURRAY J. DEMO Murray J. Demo, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of February, 2006.

Signature	Title

/s/ JOHN E. WARNOCK John E. Warnock	Chairman of the Board of Directors
/s/ CHARLES M. GESCHKE Charles M. Geschke	Chairman of the Board of Directors
/s/ BRUCE R. CHIZEN Bruce R. Chizen	Director and Chief Executive Officer (Principal Executive Officer)
Edward W. Barnholt	Director
/s/ ROBERT K. BURGESS Robert K. Burgess	Director
/s/ MICHAEL R. CANNON Michael R. Cannon	Director
/s/ JAMES E. DALEY James E. Daley	Director

/s/ CAROL MILLS Carol Mills	Director
/s/ COLLEEN M. POULIOT Colleen M. Pouliot	Director
/s/ ROBERT SEDGEWICK Robert Sedgewick	Director
/s/ DELBERT W. YOCAM Delbert W. Yocam	Director
/s/ MURRAY J. DEMO Murray J. Demo	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SUMMARY OF TRADEMARKS

        The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:

Adobe
Acrobat
Acrobat Capture
Acrobat Messenger
Adobe Audition
Adobe Encore
Adobe LiveCycle
Adobe Premiere
Adobe Type Manager
After Effects
Authorware
Breeze
Captivate
ColdFusion
Contribute
Director
Distiller
Dreamweaver
Fireworks
Flash
FlashCast
Flash Lite
Flex
Flex Builder
Font Folio
FrameMaker
FreeHand
GoLive
Illustrator
InCopy
InDesign
JRun
Macromedia
PageMaker
Photoshop
PostScript
Reader
RoboHelp
Shockwave
Version Cue

        All other trademarks are the property of their respective owners.

EXHIBITS

        As required under Item 15, Exhibits and Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

		Incorporated by Reference**
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Bylaws	8-K	9/23/05	3.1
3.2	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
3.2.1	Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware	10-Q	4/11/03	3.6.1
3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/8/03	3.3
4.1	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-A/2G/A	5/23/03	7
10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6
10.2	Amended 1994 Performance and Restricted Stock Plan*	10-Q	10/5/05	10.2
10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-Q	10/7/04	10.7
10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40
10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.6	1996 Outside Directors' Stock Option Plan, as amended*	DEF 14A	3/14/05	Appendix B
10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors' Stock Option Plan*	S-8	6/16/00	4.8
10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37
10.10	2003 Equity Incentive Plan, as amended*	DEF 14A	3/14/05	Appendix A

10.11	Forms of Stock Option and Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan	10-Q	10/7/04	10.11
10.12	Form of Indemnity Agreement*	10-Q	5/30/97	10.25.1
10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14
10.15	Lease agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.16	Participation agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.17	Amendment No. 1 to Lease Agreement between Adobe and Selco Services Corporation	10-K	2/26/03	10.81
10.18	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999	10-K	3/30/00	10.23
10.19	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000	10-Q	8/14/00	10.3
10.20	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80
10.21	Amendment to the Executive Severance Plan in the Event of a Change of Control*	8-K	4/18/05	10.2
10.22	Adobe Systems Incorporated 2004 Annual Executive Incentive Plan*	8-K	1/13/05	10.1
10.23	Adobe Systems Incorporated 2005 Annual Executive Incentive Plan*	8-K	1/13/05	10.2
10.24	Description of 2005 Director Compensation*	10-K	2/2/05	10.21
10.25	Description of 2006 Director Compensation*	8-K	9/23/05	10.1
10.26	Adobe Systems Incorporated 2006 Management Team Annual Incentive Plan*	8-K	1/13/06	10.1
10.27	2005 Equity Incentive Assumption Plan*	8-K	12/07/05	10.2
10.28	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/07/05	10.3

10.29	Allaire Corporation 1997 Stock Incentive Plan*	S-8	03/27/01	4.06
10.30	Allaire Corporation 1998 Stock Incentive Plan*	S-8	03/27/01	4.07
10.31	Allaire Corporation 2000 Stock Incentive Plan*	S-8	03/27/01	4.08
10.32	Andromedia, Inc. 1996 Stock Option Plan*	S-8	12/07/99	4.07
10.33	Andromedia, Inc. 1997 Stock Option Plan*	S-8	12/07/99	4.08
10.34	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09
10.35	ESI Software, Inc. 1996 Equity Incentive Plan*	S-8	10/18/99	4.08
10.36	eHelp Corporation 1999 Equity Incentive Plan*	S-8	12/29/03	4.08
10.37	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07
10.38	Bright Tiger Technologies, Inc. 1996 Stock Option Plan*	S-8	03/27/01	4.11
10.39	Live Software, Inc. 1999 Stock Option/Stock Issuance Plan*	S-8	03/27/01	4.10
10.40	Macromedia, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.07
10.41	Macromedia, Inc. 1993 Directors Stock Option Plan*	10-Q	08/03/01	10.02
10.42	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	08/03/01	10.01
10.43	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	08/10/05	4.08
10.44	Form of Macromedia, Inc. Stock Option Agreement*	S-8	08/10/05	4.09
10.45	Middlesoft, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.09
10.46	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10
10.47	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01
10.48	Restricted Stock Purchase Agreement between Macromedia, Inc. and Stephen Elop, dated January 24, 2005*	10-Q	2/8/05	10.02
10.49	Restricted Stock Purchase Agreement between Macromedia, Inc. and Robert Burgess, dated January 24, 2005*	10-Q	2/8/05	10.03

10.50	Amended and Restated Employment Agreement by and between Robert K. Burgess, dated January 21, 2005*	8-K	1/21/05	10.01
10.51	Amendment to Employment Agreement by and between Adobe Systems Incorporated, Adobe Macromedia Software LLC and Robert K. Burgess, dated December 7, 2005*	8-K	12/12/05	10.2
10.52	Amended and Restated Employment Agreement between Adobe Systems Incorporated and Stephen Elop, dated May 23, 2005*	S-4	6/28/05	10.1
10.53	Executive Resignation Agreement and General Release of Claims, dated April 15, 2005, between Adobe Systems Incorporated and Jimmie E. Stephens*	8-K	4/18/05	10.1
10.54	Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.1
10.55	Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.2
10.56	Form of Maximum Award Grant Notice used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.3
10.57	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.4
10.58	Form of Maximum Award Grant Notice used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.5

10.59	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.6
21	Subsidiaries of the Registrant				X
23.1	Independent Registered Public Accounting Firm's Consent				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
100.INS	XBRL Instance				X
100.SCH	XBRL Taxonomy Extension Schema				X
100.CAL	XBRL Taxonomy Extension				X
100.LAB	XBRL Taxonomy Extension Labels				X
100.PRE	XBRL Taxonomy Extension				X

*
Compensatory plan or arrangement

**
References to Exhibits 10.18 and 10.19 are to filings made by the Allaire Corporation. References to Exhibits 10.29 through 10.50 are to filings made by Macromedia, Inc.

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
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ACQUISITION OF MACROMEDIA
BUSINESS OVERVIEW
CRITICAL ACCOUNTING ESTIMATES
RECENT ACCOUNTING PRONOUNCEMENTS
RESULTS OF OPERATIONS
EMPLOYEE AND DIRECTOR STOCK OPTIONS
LIQUIDITY AND CAPITAL RESOURCES
Summary of Stock Repurchases for fiscal 2005, 2004 and 2003 (in thousands, except average amounts)
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL STATEMENTS
SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
  PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
  PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
ADOBE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ADOBE SYSTEMS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share data)
SIGNATURES
SUMMARY OF TRADEMARKS
EXHIBITS