Form 10-Q
period 2006-03-03
ADOBE SYSTEMS INC
filed 2006-04-12
CIK 796343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2006

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

The number of shares outstanding of the registrant’s common stock as of March 31, 2006 was 598,719,127.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 3,	December 2,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$635,186	$420,818
Short-term investments	1,469,419	1,280,016
Trade receivables, net of allowances of $9.6 million and $5.4 million, respectively	281,530	173,245
Other receivables	50,323	31,504
Deferred income taxes	124,898	58,710
Other current assets	34,176	44,285
Total current assets	2,595,532	2,008,578
Non-current assets:
Property and equipment, net	208,159	103,549
Goodwill	2,126,173	118,683
Purchased and other intangibles, net	641,894	16,477
Investment in lease receivable	126,800	126,800
Other assets	103,175	66,228
	$5,801,733	$2,440,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$51,218	$41,042
Accrued expenses	284,484	226,915
Accrued restructuring	25,768	70
Income taxes payable	127,419	154,529
Deferred revenue	82,408	57,839
Total current liabilities	571,297	480,395
Long-term liabilities:
Deferred revenue	12,355	9,731
Deferred income taxes	110,991	78,800
Accrued restructuring	22,564	—
Other liabilities	7,914	7,063
Total liabilities	725,121	575,989
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value	29,908	29,600
Additional paid-in-capital	2,407,685	1,321,146
Retained earnings	2,943,638	2,838,566
Accumulated other comprehensive loss	(5,034)	(914)
Treasury stock at cost (0 and 102,799 shares, respectively), net of re-issuances	(299,585)	(2,324,072)
Total stockholders’ equity	5,076,612	1,864,326
	$5,801,733	$2,440,315

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 3, 2006	March 4, 2005
Revenue:
Products	$636,826	$463,147
Services and support	18,652	9,735
Total revenue	655,478	472,882
Cost of revenue:
Products	62,849	21,855
Services and support	14,897	5,114
Total cost of revenue	77,746	26,969
Gross profit	577,732	445,913
Operating expenses:
Research and development	137,543	86,686
Sales and marketing	213,816	147,383
General and administrative	60,297	41,132
Restructuring and other charges	18,984	—
Amortization of purchased intangibles	17,112	—
Total operating expenses	447,752	275,201
Operating income	129,980	170,712
Non-operating income, net:
Investment loss	(1,265)	(1,554)
Interest and other income	15,542	7,627
Total non-operating income	14,277	6,073
Income before income taxes	144,257	176,785
Provision for income taxes	39,185	24,891
Net income	$105,072	$151,894
Basic net income per share	$0.18	$0.31
Shares used in computing basic net income per share	598,451	486,260
Diluted net income per share	$0.17	$0.30
Shares used in computing diluted net income per share	621,839	506,182
Cash dividends declared per share	$—	$0.00625

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 3, 2006	March 4, 2005
Cash flows from operating activities:
Net income	$105,072	$151,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,783	14,954
Stock-based compensation	46,482	76
Deferred income taxes	39,967	(56,483)
Provision for (recovery of) losses on receivables	(247)	137
Tax benefit from employee stock option plans	—	27,197
Excess tax benefits from stock-based compensation	(23,420)	—
Restructuring	18,984	—
Acquired incomplete technology	2,255	—
Net losses on sales and impairments of investments	1,310	1,554
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(40,327)	1,674
Other current assets	23,991	(9,353)
Trade and other payables	8,196	(4,923)
Accrued expenses	(46,767)	(6,222)
Restructuring	(35,904)	—
Income taxes payable	(7,837)	46,046
Deferred revenue	12,263	(2,454)
Net cash provided by operating activities	177,801	164,097
Cash flows from investing activities:
Purchases of short-term investments	(666,727)	(569,644)
Maturities of short-term investments	113,880	33,905
Sales of short-term investments	363,302	339,223
Purchases of property and equipment	(11,634)	(11,512)
Purchases of long-term investments and other assets	(5,222)	(9,931)
Cash received from (paid for) acquisitions, net	488,383	(9,541)
Net cash provided by (used for) investing activities	281,982	(227,500)
Cash flows from financing activities:
Purchases of treasury stock	(504,482)	(100,022)
Proceeds from issuance of treasury stock	234,378	125,921
Excess tax benefits from stock-based compensation	23,420	—
Payment of dividends	—	(3,032)
Proceeds from issuance of common stock	306	—
Net cash provided by (used for) financing activities	(246,378)	22,867
Effect of foreign currency exchange rates on cash and cash equivalents	963	(1,165)
Net increase (decrease) in cash and cash equivalents	214,368	(41,701)
Cash and cash equivalents at beginning of period	420,818	259,061
Cash and cash equivalents at end of period	$635,186	$217,360
Supplemental disclosures:
Common and treasury stock issued and stock options assumed for acquisition of Macromedia	$3,436,725	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include those of Adobe and our subsidiaries, after elimination of all intercompany accounts and transactions. Adobe has prepared the accompanying interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 2, 2005, except as disclosed below. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets, condensed consolidated statements of income and cash flows for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. The Condensed Consolidated Balance Sheet as of December 2, 2005 is derived from the December 2, 2005 audited financial statements. You should read these interim condensed consolidated financial statements in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 2, 2005.

On December 3, 2005, we completed the acquisition of Macromedia, Inc (“Macromedia”). The results of operations of Macromedia have been included in our results of operations beginning in the first quarter of fiscal 2006. See Note 2 of the Condensed Consolidated Financial Statements for pro forma results of operations of Adobe and Macromedia.

Goodwill and Purchased and Other Intangibles

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

We are currently amortizing acquired intangible assets with definite lives. Purchased technology is amortized over its useful life, which is generally three years and other intangibles assets are amortized over periods from 1 to 13 years. The amortization expense is classified as cost of product revenue and operating expenses in our consolidated statements of income.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Our revenue is derived from the licensing of software products, consulting, and maintenance and support. We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable.

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

Services and support revenue

Our services and support revenue is composed of consulting, training and maintenance and support, primarily related to the licensing of our Enterprise and Developer Solutions and Mobile and Device Solutions products. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products.

Our consulting revenue is recognized using the proportionate performance method and is measured monthly based on input measures, such as on hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones when applicable. Our maintenance and support offerings, which entitle customers to receive product upgrades and enhancements or technical support, depending on the offering, are recognized ratably over the term of the arrangement.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Multiple element arrangements

We enter into revenue arrangements in which a customer may purchase a combination of software, upgrades, maintenance and support, and consulting (multiple-element arrangements). When vendor-specific objective evidence (“VSOE”) of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. For maintenance and support, VSOE of fair value is established by renewal rates. For arrangements where VSOE of fair value exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.

We perform ongoing credit evaluations of our customers’ financial condition and in some cases we require various forms of security. We also maintain allowances for estimated losses on receivables.

Stock-based Compensation

During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had a material impact on our consolidated financial position, results of operations and cash flows. See Note 6 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Upon exercise of stock options or vesting of restricted stock and performance shares, we will issue treasury stock. If treasury stock is not available, common stock will be issued. In order to minimize the impact of on-going dilution from exercises of stock options and vesting of restricted stock and performance shares, we instituted a stock repurchase program. See Note 8 for information regarding our stock repurchase program.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board No. 20 (“APB 20”), “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

NOTE 2. ACQUISITION

On December 3, 2005, we completed the acquisition of Macromedia, a provider of software technologies that enables the development of a wide range of internet and mobile application solutions, for approximately $3.5 billion. The transaction was accounted for using the purchase method of accounting in

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 2. ACQUISITION (Continued)

accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”

Assets acquired and liabilities assumed were recorded at their fair values as of December 3, 2005. The total $3.5 billion preliminary purchase price is comprised of the following:

Value of Adobe stock issued	$3,209,121
Fair value of stock options assumed	227,604
Direct transaction costs	27,236
Restructuring costs	65,160
Total preliminary estimated purchase price	$3,529,121

As a result of the acquisition, we issued approximately 109.0 million shares of Adobe common stock based on an exchange ratio of 1.38 shares of Adobe common stock for each outstanding share of Macromedia common stock as of December 3, 2005. This fixed exchange ratio gives effect to the two-for-one stock split in the form of a stock dividend paid on May 23, 2005 to the stockholders of Adobe. The average market price per share of Adobe common stock of $29.43 was based on the average of the closing prices for a range of trading days (April 14, 2005 through April 20, 2005) around the announcement date (April 18, 2005) of the proposed transaction.

Under the terms of the merger agreement, each Macromedia stock option that was outstanding and unexercised was converted into an option to purchase Adobe common stock and we assumed that stock option in accordance with the terms of the applicable Macromedia stock option plan and terms of the stock option agreement relating to that Macromedia stock option. Based on Macromedia’s stock options outstanding at December 3, 2005, we converted options to purchase approximately 11.0 million shares of Macromedia common stock into options to purchase approximately 15.1 million shares of Adobe common stock. The fair value of options assumed of $227.6 million was determined using the Black Scholes valuation model. The stock price used in the valuation was $29.43, which was the average of closing prices for a range of trading days (April 14, 2005 through April 20, 2005) around the announcement date (April 18, 2005) of the proposed transaction. The risk-free interest rate used in the valuation was the zero-coupon yield implied from U.S. Treasury securities with equivalent remaining terms. We do not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero was used in the valuation. For fully vested options, the expected term used was one year. We estimated the expected term of unvested options by taking the average of the vesting term remaining and the contractual term of the option, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”). The implied volatility of Adobe traded stock options was used for volatility.

Direct transaction costs of $27.2 million include investment banking, legal and accounting fees, and other external costs directly related to the acquisition. As of March 2, 2006, substantially all costs for accounting, legal, and other professional services have been paid.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 2. ACQUISITION (Continued)

Restructuring costs of $65.2 million relate primarily to costs for severance, associated benefits, outplacement services, and excess facilities. See Note 7 for further details of the amounts accrued and payments made during the first quarter of fiscal 2006.

Purchase Price Allocation

In accordance with SFAS No. 141 the total preliminary purchase price was allocated to Macromedia’s net tangible and intangible assets based upon their estimated fair values as of December 3, 2005. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions of management.

The following represents the allocation of the preliminary purchase price to the acquired net assets of Macromedia and the associated estimated useful lives:

	Amount	Estimated Useful Life
Net tangible assets	$696,810	N/A
Identifiable intangible assets:
Acquired product rights	365,500	4 years
Customer contracts and relationships	183,800	6 years
Non-competition agreements	500	2 years
Trademarks	130,700	5 years
Goodwill	2,026,315	N/A
Deferred stock-based compensation	125,496	2.18 years	†
Total preliminary estimated purchase price	$3,529,121

†                    Estimated weighted-average remaining vesting period.

Net tangible assets—Macromedia’s tangible assets and liabilities as of December 3, 2005 were reviewed and adjusted to their fair value as necessary, including an increase to market value of $18.4 million related to owned land and a building, $11.5 million related to an investment, and $21.5 million for receivables related to future payments from existing customers.

Deferred revenues—Macromedia’s deferred revenue was derived from licenses, maintenance and support, hosting, and consulting contracts. We estimated our obligation related to the deferred revenue using the cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support. As a result, we recorded an adjustment to reduce Macromedia’s carrying value of deferred revenue by $49.1 million to $14.9 million, which represents our estimate of the fair value of the contractual obligations assumed.

Identifiable intangible assets—Acquired product rights include developed and core technology and patents. Developed technology relates to Macromedia products across all of their product lines that have

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 2. ACQUISITION (Continued)

reached technological feasibility. Core technology and patents represent a combination of Macromedia’s processes, patents and trade secrets developed through years of experience in design and development of its products. We will amortize the fair value of the acquired product rights based on the pattern in which the economic benefits of the intangible asset will be consumed.

Customer contracts and relationships represent existing contracts and the underlying customer relationships. We will amortize the fair value of these assets based on the pattern in which the economic benefits of the intangible asset will be consumed.

Trademarks primarily relate to the Flash trade name and other product names, which will be amortized based on the pattern in which the economic benefits of the intangible asset will be consumed.

In-process research and development—As of the acquisition date, no amounts were allocated to in-process research and development. In-process research and development is dependent on the status of new projects on the date the acquisition is consummated. Prior to the acquisition date, Macromedia had released new versions of its software products. Accordingly, there were no substantive research and development projects in process on the date the acquisition was consummated.

Goodwill—Approximately $2.0 billion has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS 142, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). See Note 1 for further information.

Taxes—As part of our accounting for the Macromedia acquisition, a portion of the overall purchase price was allocated to goodwill and acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Thus, approximately $186.9 million was established as a deferred tax liability for the future amortization of the intangible assets. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the valuation allowance on Macromedia’s financial statements as of December 3, 2005 was reduced by $237.8 million to $16.1 million, to the extent the deferred tax assets are more likely than not realizable. Any future adjustments to the valuation allowance will be reflected in goodwill.

Any impairment charges made in the future associated with goodwill will not be tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded.

Deferred stock-based compensation—Deferred stock-based compensation represents the portion of the estimated fair value, measured as of December 3, 2005, of unvested Macromedia stock options and restricted stock assumed. The fair value of unvested options assumed was $120.7 million using the Black Scholes valuation model. The stock price used in the valuation is $34.97, which was the closing price of Adobe shares on December 2, 2005, the last trading day before the close of the acquisition. The risk-free interest rate was the zero coupon yield on December 2, 2005 implied from U.S. Treasury securities with equivalent remaining terms. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero. We estimate the expected term by taking the average of the vesting term remaining and the contractual term of the option, as illustrated in the SAB 107. The implied volatility of Adobe traded stock options as of December 2, 2005 was used for volatility. The fair

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 2. ACQUISITION (Continued)

value of the unvested restricted stock of $4.8 million was based on the fair value of the underlying shares on the acquisition date.

The assumptions used to value Macromedia deferred compensation are as follows:

2006
Expected term (in years)	0.17-6.67
Volatility	32.9-35.2%
Risk free interest rate	3.97-4.48%

Deferred stock-based compensation, of $125.5 million, is being amortized to expenses over the remaining vesting periods of the underlying options or restricted stock. See Note 6 for the amortization of deferred stock-based compensation during the first quarter of fiscal 2006.

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations of Adobe and Macromedia, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on December 4, 2004 or of results that may occur in the future. The pro forma financial information for the three months ended March 4, 2005 includes amortization of intangible assets related to the acquisition of $51.2 million, amortization of deferred compensation of $23.5 million, Adobe restructuring costs of $19.0 million, and the business combination accounting effect on historical Macromedia support revenue of $13.6 million.

The unaudited pro forma financial information for the three months ended March 4, 2005 combines the historical results for Adobe for the three months ended March 4, 2005 and the historical results for Macromedia for the three months ended December 31, 2004.

Three months ended March 4, 2005
Net revenues	$567,921
Net income	$78,209
Basic net income per share	$.13
Diluted net income per share	$.13

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Below is our goodwill reported by segment as of March 3, 2006 and December 2, 2005:

	2006	2005
Creative Solutions	$772,514	$18,763
Knowledge Worker Solutions	410,008	8,395
Enterprise and Developer Solutions	385,210	91,525
Mobile and Device Solutions	323,377	—
Other	235,064	—
Total goodwill	$2,126,173	$118,683

During the first quarter of fiscal 2006, our goodwill increased due to the acquisition of Macromedia. This goodwill was adjusted in the current quarter for the realization of tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions of vested options assumed, pursuant to Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.” Goodwill will continue to be adjusted in future quarters until all vested options assumed are exercised, canceled or expired. Refer to Note 2 for further information regarding this acquisition.

Purchased and other intangible assets, subject to amortization, were as follows as of March 3, 2006:

	Cost	Accumulated Amortization	Net
Purchased technology	$384,285	$(46,461)	$337,824
Localization	14,845	(8,866)	5,979
Trademarks	130,925	(6,775)	124,150
Other intangibles	184,400	(10,459)	173,941
Total other intangible assets	330,170	(26,100)	304,070
Total purchased and other intangible assets	$714,455	$(72,561)	$641,894

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES (Continued)

The increase in purchased and other intangible assets during the first quarter of fiscal 2006 was due to the acquisition of Macromedia. See Note 2 for further information regarding this acquisition.

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

Amortization expense related to purchased and other intangible assets was $57.0 million for the first quarter of fiscal 2006, which includes a one-time charge for incomplete technology, as compared to $4.1 million in the first quarter of fiscal 2005. As of March 3, 2006, we expect amortization expense in future periods to be as shown below:

Fiscal year	Purchased Technology	Other Intangible Assets
Remainder of 2006	$68,808	$47,049
2007	90,726	57,915
2008	88,947	56,310
2009	88,704	56,289
2010	316	56,289
2011	203	30,181
Thereafter	120	37
Total expected amortization expense	$337,824	$304,070

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 4. OTHER ASSETS

Other assets consisted of the following as of March 3, 2006 and December 2, 2005:

	2006	2005
Investments	$65,425	$51,707
Security deposits and other	12,499	7,419
Prepaid land lease	3,292	3,301
Prepaid rent	3,960	3,801
Restricted cash	5,462	—
Unbilled receivables	10,231	—
Note receivable	2,306	—
Total other assets	$103,175	$66,228

The increase in other assets is due to the addition of assets related to our acquisition of Macromedia on December 3, 2005.

We own limited partnership interests in Adobe Ventures which are consolidated in accordance with FASB Interpretation No. 46R (“FIN 46R”) a revision to FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The partnerships are controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

The following table summarizes the net realized gains and losses from our investments for the three months ended March 3, 2006 and March 4, 2005:

	2006	2005
Net losses related to Adobe Ventures and cost method investments	$(1,294)	$(1,908)
Gains on stock warrants	29	354
Total investment loss	$(1,265)	$(1,554)

NOTE 5. ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 3, 2006 and December 2, 2005:

	2006	2005
Compensation and benefits	$127,161	$112,362
Sales and marketing allowances	18,276	16,306
Other	139,047	98,247
Total accrued expenses	$284,484	$226,915

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6.  STOCK-BASED COMPENSATION

Stock Options

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee

NOTE 6.  STOCK-BASED COMPENSATION (Continued)

interests. We consider our option programs critical to our operation and productivity; essentially all of our employees participate. Currently, we grant options from the 1) 2003 Equity Incentive Plan (“2003 Plan”), under which options could be granted to all employees, including executive officers, and outside consultants and 2) the 1996 Outside Directors Stock Option Plan, as amended, under which options are granted automatically under a pre-determined formula to non-employee directors. In addition, our stock option program includes the 2005 Equity Incentive Assumption Plan, from which we currently do not grant options, but may do so. The plans listed above are collectively referred to in the following discussion as “the Plans.” Option vesting periods are generally three to four years for all of the Plans.

Employee Stock Purchase Plan

Our 1997 Employee Stock Purchase Plan (the “ESPP”) allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower.

Restricted Stock

We grant restricted shares to employees under our Amended 1994 Performance and Restricted Stock Plan (“Restricted Stock Plan”). The Restricted Stock Plan provides for the granting of restricted stock and/or performance awards to officers and key employees. Restricted stock issued under the Restricted Stock Plan generally vest annually over two to three years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights.

Performance Shares

Effective February 2, 2006, the Executive Compensation Committee adopted the 2006 Performance Share Program (the “Program”). The Executive Compensation Committee established the Program to align the new leadership team to achieve key integration milestones and create stockholder value and to retain key executives. All members of Adobe’s executive management team and other key members of senior management are participating in the Program which runs through the end of our fiscal 2007. Awards under the Program were granted in the form of performance shares pursuant to the terms of our 2003 Plan or Restricted Stock Plan. Performance shares granted entitle the recipient to receive, at our discretion, fully-vested shares of Adobe common stock upon completion of the performance period subject to attaining identified performance goals.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Stock Compensation

Beginning with our first quarter of fiscal 2006, we adopted SFAS 123R. See Note 1 for a description of our adoption of SFAS 123R. We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock

NOTE 6.  STOCK-BASED COMPENSATION (Continued)

price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in the SAB 107. We estimate the volatility of our common stock by using implied volatility in market traded options in accordance with SAB 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period.

Prior to the adoption of SFAS 123R, we recognized the estimated compensation cost of restricted stock over the vesting term. The estimated compensation cost is based on the fair value of Adobe’s common stock on the date of grant. We will continue to recognize the compensation cost, net of estimated forfeitures, over the vesting term.

In accordance with SFAS 123R, we will recognize the estimated compensation cost of performance shares, net of estimated forfeitures. A portion of the awards are accounted for as fixed equity awards and will be valued on the grant date using Adobe’s traded stock price on the date of grant. The remaining portion of the awards, that are earned upon attainment of identified performance goals and management discretion, are accounted for as variable awards until the measurement date is reached. As such, these awards are re-valued based on Adobe’s traded stock price at the end of each reporting period. If the discretion is removed, then the treatment as a variable award stops and the award will be classified as a fixed equity award. The fair value is based on the new grant date that the award becomes fixed.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6.  STOCK-BASED COMPENSATION (Continued)

In addition to estimating expense for grants to Adobe employees, we also estimated deferred compensation related to unvested option assumed in the acquisition of Macromedia (see Note 2 for further information). In accordance with SFAS 123R, deferred compensation expense is classified by functional area on our consolidated statement of income.

The assumptions used to value option grants for the quarters ended March 3, 2006 and March 4, 2005 are as follows:

	2006	2005
Expected term (in years)	4.37-4.58	3.00
Volatility	30.26-36%	30%
Risk free interest rate	4.30-4.64%	3.38%

The assumptions used to value employee stock purchase rights for the quarters ended March 3, 2006 and March 4, 2005 are as follows:

	2006	2005
Expected term (in years)	1.25	1.25
Volatility	30.3-31.3%	32%
Risk free interest rate	4.32-4.41%	3.03%

See Note 2 for the assumptions used to value Macromedia deferred compensation.

Total stock-based compensation recognized on our consolidated statement of income for the quarter ended March 3, 2006 is as follows:

Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Shares	Amortization of Macromedia Deferred Compensation
Cost of revenue—services and support	$503	$—	$2,549
Research and development	9,474	219	8,218
Sales and marketing	7,961	199	9,450
General and administrative	4,530	145	3,234
Total	$22,468	$563	$23,451

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6. STOCK-BASED COMPENSATION (Continued)

The following table sets forth the pro forma amounts of net income and net income per share, for the three months ended March 4, 2005, that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123:

2005
Net income:
As reported	$151,894
Add: Stock-based compensation expense for employees included in reported net income, net of tax	49
Less: Total stock-based compensation expense for employees determined under the fair value based method, net of tax	(23,135)
Pro forma	$128,808
Basic net income per share:
As reported	$0.31
Pro forma	$0.26
Diluted net income per share:
As reported	$0.30
Pro forma	$0.25

Prior to the adoption of SFAS 123R, we presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows on our consolidated statement of cash flows. SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

As of March 3, 2006, there was $127.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Adobe employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. Additionally, as of March 3, 2006, there was $102.0 million of unamortized deferred compensation, related to the acquisition of Macromedia, which will be recognized over a weighted average period of 1.94 years.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6. STOCK-BASED COMPENSATION (Continued)

General Stock Option Information

The following table sets forth the summary of option activity under our stock option program for the three months ended March 3, 2006:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Beginning of period	24,294	65,251	$21.56
Granted	(2,939)	2,735	39.18
Exercised	—	(12,034)	18.13
Canceled	2,717	(2,717)	23.98
Expired	(34)	—	—
Due to acquisition	270	15,143	—
End of period	24,308	68,378	$21.89
Weighted average fair value of options granted			$13.89

The difference in shares granted under options available for grant and number of options outstanding is due to performance share grants. See below for information regarding the performance shares. The total intrinsic value of options exercised during the period was $216.6 million. The intrinsic value is calculated as the difference between the market value as of March 3, 2006 and the exercise price of the shares. The market value as of March 3, 2006 was $39.05 as reported by the Nasdaq National.

Information regarding the stock options outstanding at March 3, 2006 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.56 - 13.24	10,911	4.13 years	$10.47	9,969	$10.48
$13.37 - 14.16	7,528	3.84 years	13.72	6,984	13.70
$14.17 - 17.84	7,384	2.97 years	17.12	6,677	17.25
$17.85 - 20.14	6,852	4.12 years	19.54	3,944	19.54
$20.19 - 21.74	2,437	6.00 years	20.87	1,502	20.61
$21.78 - 21.78	6,859	5.21 years	21.78	2,594	21.78
$21.97 - 27.83	7,636	4.96 years	26.03	4,462	26.82
$27.85 - 32.16	7,387	4.81 years	31.06	4,496	31.76
$32.20 - 32.30	334	2.39 years	32.20	330	32.20
$32.42 - 68.43	11,050	6.33 years	34.39	336	39.25
	68,378	4.66 years	$21.89	41,294	$18.55

The aggregate intrinsic value of options outstanding and options exercisable as of March 3, 2006 was $1.2 billion and $847.5 million, respectively.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6. STOCK-BASED COMPENSATION (Continued)

General Restricted Stock and Performance Share Information

Restricted Stock	Non-vested Shares	Weighted Average Grant Date Fair Value
Beginning of period	428	$6.68
Awarded	8	40.39
Released	(269)	22.02
Forfeited	—	36.24
Due to acquisition	414	22.35
End of period	581	$11.19

During the first quarter of fiscal 2006, we granted 326,000 performance shares under the Program. Upon achievement of performance goals, the recipients may be eligible to receive up to 489,000 shares. These shares will be issued out of our 2003 Plan and our Restricted Stock Plan.

NOTE 7.  RESTRUCTURING AND OTHER CHARGES

In the first quarter of fiscal 2006, pursuant to Board of Directors’ approval, we initiated plans to restructure both the pre-merger operations of Adobe and Macromedia to eliminate certain duplicative activities, focus our resources on future growth opportunities and reduce our cost structure. In connection with the worldwide restructuring plan, we recognized costs related to termination benefits for employee positions that were eliminated and for the closure of duplicative facilities. We also recognized costs related to the cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Macromedia.

Macromedia Merger Restructuring Charges

A summary of preliminary restructuring activities follows:

	Balance at December 2, 2005	Restructuring Charges	Cash Payments	Balance at March 3, 2006
Termination Benefits	$—	$26,608	$(15,950)	$10,658
Cost of closing redundant facilities	—	32,083	(2,874)	29,209
Cost of contract termination	—	3,969	(3,039)	930
Other	—	2,500	—	2,500
Total	$—	$65,160	$(21,863)	$43,297

We officially completed our acquisition of Macromedia on December 3, 2005. Pursuant to Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,”  all restructuring charges related to the Macromedia acquisition are recognized as a part of the purchase price allocation, as discussed in Note 2 and have been accrued for as of March 3, 2006.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 7.  RESTRUCTURING AND OTHER CHARGES (Continued)

Accrued restructuring charges of $43.3 million at March 3, 2006 includes $20.7 million recorded in accrued restructuring, current and $22.6 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets.

Adobe Restructuring Charges

In connection with the worldwide restructuring plan, we recognized costs related to termination benefits for former Adobe employees whose positions were eliminated and for the closure of Adobe facilities. We also recognized costs related to the cancellation of certain contracts held by Adobe. In addition, costs related to the write-off of fixed assets located at facilities that will no longer be used will be recognized in the periods that the respective offices are vacated. We expect to recognize these charges through the first quarter of fiscal 2007.

A summary of exit costs follows:

	Balance at December 2, 2005	Restructuring Charges	Cash Payments	Balance at March 3, 2006
Termination Benefits	$—	$18,879	$(14,041)	$4,839
Cost of closing redundant facilities	—	—	—	—
Cost of contract termination	—	105	—	105
Total	$—	$18,984	$(14,041)	$4,944

Pursuant to FASB’s Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” all facility related charges related to the pre-merger operations are expensed and accrued for based upon the expected vacancy date. As of March 3, 2006, no facilities have been vacated. All $4.9 million recorded in accrued restructuring at March 3, 2006 is current. The $19.0 million in restructuring charges for the first quarter of fiscal 2006 was recorded in operating expenses on our income statement.

Accelio Related Restructuring Charges

In connection with our acquisition of Accelio in the second quarter of fiscal 2002, we recognized $14.5 million in liabilities associated with a worldwide reduction in force of Accelio employees, transaction costs, costs related to closing redundant facilities and terminating contracts and other exit costs associated with the acquisition. As of March 3, 2006, $0.1 million remained in accrued restructuring on the consolidated balance sheet and comprised transaction and facilities costs. Transaction costs primarily relate to the liquidation of Accelio’s subsidiaries and are expected to be paid through fiscal 2006. Facilities costs relate to leases we assumed upon acquisition of Accelio that terminate at various times through September 2006.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 8.  STOCKHOLDERS’ EQUITY

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

As part of this program, on April 17, 2005, the Board of Directors approved the use of $1.0 billion for stock repurchases commencing upon the close of the Macromedia acquisition.

During fiscal 2005, we entered into several structured stock repurchase agreements with large financial institutions, where upon we provided the financial institutions with prepayments of $500.0 million. During the first quarter of fiscal 2006, we continued to enter into several structured stock repurchase agreements. Under these agreements, we provided the financial institutions with prepayments totaling $500.0 million. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of shares based on the volume weighted average price during such intervals less a specified discount. Upon payment, the prepayments were classified as treasury stock on our balance sheet. As of March 3, 2006 and December 2, 2005, approximately $299.6 million and $154.9 million, respectively, of the up-front payments remained under the agreements. All outstanding structured repurchase contracts, as of March 3, 2006, will expire on or before June 19, 2006.

During the quarter ended March 3, 2006, we repurchased 9.6 million shares at an average price of $37.12 through these structured repurchase agreements which included prepayments remaining from fiscal 2005. During the quarter ended March 4, 2005, we repurchased 6.1 million shares at an average price of $29.39 through open market repurchases.

NOTE 9. COMPREHENSIVE INCOME

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

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Note 9.        COMPREHENSIVE INCOME (Continued)

The following table sets forth the components of comprehensive income, net of income tax expense, for the three months ended March 3, 2006 and March 4, 2005:

	2006	2005
Net income	$105,072	$151,894
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale securities, net of taxes	(142)	200
Currency translation adjustments	963	(1,165)
Net gain (loss) in derivative instruments, net of taxes	(4,941)	31
Other comprehensive loss	(4,120)	(934)
Total comprehensive income, net of taxes	$100,952	$150,960

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

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 3, 2006 and March 4, 2005:

	2006	2005
Net income	$105,072	$151,894
Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	598,451	486,260
Dilutive potential common shares:
Unvested restricted stock	265	32
Stock options	23,123	19,890
Shares used to compute diluted net income per share	621,839	506,182
Basic net income per share	$0.18	$0.31
Diluted net income per share	$0.17	$0.30

For the quarters ended March 3, 2006 and March 4, 2005, options to purchase approximately 7.3 million and 7.0 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $38.16 and $30.46, respectively, were not included in the calculation because the effect would have been antidilutive.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Note 11. COMMITMENTS AND CONTINGENCIES

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

In August 2004, we extended the lease agreement for our East and West towers for an additional five years with an option to extend for an additional five years solely at Adobe’s election. As part of the lease extension, we purchased a portion of the lease receivable of the lessor for $126.8 million, which is recorded as an investment in lease receivable on our consolidated balance sheet. This purchase may be credited against the residual value guarantee if we purchase the properties or repaid from the sale proceeds if the properties are sold to third parties. Under the agreement for the East and West towers, we have the option to purchase the buildings at any time during the lease term for the lease balance, which is approximately $143.2 million. The maximum recourse amount (“residual value guarantee”) under this obligation is $126.8 million.

These two leases are both subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessors quarterly. As of March 3, 2006, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term (for the East and West towers lease only), purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Note 11. COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. Under FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized a $5.2 million liability related to the East and West towers lease that was extended in August 2004. This liability is recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the lease. As of March 3, 2006, the unamortized portion of the fair value of the residual value guarantee remaining in other long-term liabilities and prepaid rent was $3.5 million.

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

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Note 11. COMMITMENTS AND CONTINGENCIES (Continued)

offering for sale, inter alia, products supporting Microsoft Active Server Pages technology.” Plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for “willful infringement,” and fees and costs. We believe the action has no merit and are vigorously defending against it. We cannot estimate any possible loss at this time.

On June 13, 2005, Plaintiff Steve Staehr filed a shareholder derivative action entitled “Steve Staehr, Derivatively on Behalf of Adobe Systems Incorporated v. Bruce R. Chizen, et. al.,” in the Superior Court of the State of California for the County of Santa Clara against Adobe’s directors and naming Adobe as a nominal defendant. The complaint alleges that the defendants breached their fiduciary duties of loyalty and due care and caused Adobe to waste corporate assets by failing to renegotiate or terminate the acquisition agreement with Macromedia following the announcement by Macromedia that it would restate its financial results for the fiscal years ended March 31, 1999 through 2004. The complaint seeks, among other things, unspecified monetary damages, attorneys’ fees and certain forms of equitable relief. On August 18, 2005, Plaintiff amended his complaint to add a purported class action. Adobe has obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Adobe’s bylaws and certificate of incorporation. Such obligations may apply to this lawsuit. We believe the action has no merit and are vigorously defending against it. We cannot estimate any possible loss at this time.

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

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Note 11. COMMITMENTS AND CONTINGENCIES (Continued)

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

Note 12. FINANCIAL INSTRUMENTS

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Economic Hedging—Hedges of Forecasted Transactions

We use option foreign exchange contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. The maximum original duration of options foreign exchange contracts is twelve months. Such cash flow exposures result from portions of our forecasted revenues denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the Euro. We enter into these foreign exchange contracts to hedge forecasted product licensing revenue in the normal course of business, and accordingly, they are not speculative in nature.

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

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Note 12. FINANCIAL INSTRUMENTS (Continued)

The following is a summary of the existing gains that are expected to be reclassified into revenue from accumulated other comprehensive income in the twelve months following March 3, 2006 and December 2, 2005. These amounts represent the intrinsic value of our cash flow hedge contracts that were still open as of the periods below.

	Other Accumulated Comprehensive Income
	March 3,	December 2,
	2006	2005
Net unrealized gain remaining in other accumulated comprehensive income	$376	$5,317

When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the quarters ended March 3, 2006 and March 4, 2005, there were no such gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

Pursuant to FAS 133, we evaluate hedge effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in other income (loss) on the consolidated income statement. The net gain (loss) recognized in other income for cash flow hedges due to hedge ineffectiveness was insignificant for the quarters ended March 3, 2006 and March 4, 2005. The time value of purchased derivative instruments is recorded in other income (loss).

A summary of the amounts included on the consolidated income statement due to occurrence of the hedged transaction and or time value degradation on open hedge transactions is as follows:

	Three Months Ended
	March 3, 2006		March 4, 2005
	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Gain (loss) on completed hedge transactions:
Net realized gain reclassified from other accumulated comprehensive income to revenue	$3,009	$—	$—	$—
Net realized loss from the cost of purchased options	—	(1,540)	—	(2,363)
Gain (loss) on open hedge transactions:
Net unrealized gain (loss) from time value degradation on open cash flow hedge transactions	—	(1,112)	—	2,036
	$3,009	$(2,652)	$—	$(327)

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Note 12. FINANCIAL INSTRUMENTS (Continued)

other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At March 3, 2006, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

Net gains in other income relating to balance sheet hedging for the three months ended March 3, 2006 and March 4, 2005 were as follows:

	2006	2005
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	$2,633	$(831)
Net unrealized gain (loss) recognized in other income	711	(1,386)
	3,344	(2,217)
Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized (loss) recognized in other income	(567)	(448)
Net unrealized gain (loss) recognized in other income	(2,705)	3,313
	(3,272)	2,865
Net gain recognized in other income	$72	$648

Note 13.  INDUSTRY SEGMENTS

Coinciding with the integration of Macromedia and the start of fiscal 2006, we changed the reporting of our principal business segments to be aligned with our market opportunities and how we manage our combined businesses. For comparability, the prior fiscal period’s results have been reclassified to reflect the realignment of the business segments.

We have five reportable segments: Creative Solutions, Knowledge Worker Solutions, Enterprise and Developer Solutions, Mobile and Device Solutions, and Other. Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers. This segment combines most of the products of our prior Creative Professional and Digital Imaging and Video business segments, along with the creative professional-focused products and solutions that we obtained through our acquisition of Macromedia. The Knowledge Worker Solutions segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains revenue generated by Breeze and our Acrobat family of products. Our Enterprise and Developer Solutions segment provides server-based enterprise interaction solutions that automate people-centric processes. The segment contains revenue generated by our LiveCycle, ColdFusion and Flex lines of products. The Mobile and Device Solutions segment provides solutions that create compelling experiences through rich content, user interfaces, and data services on mobile and non-PC devices such as cellular phones, consumer devices and internet connected hand-held devices. Finally, our Other segment contains several of our products and services which address market opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and OEM printing businesses, to new strategic opportunities such as OEM revenue generated from our desktop Adobe Engagement Platform—which includes Adobe Reader and Macromedia Flash Player applications.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Note 13.  INDUSTRY SEGMENTS (Continued)

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. With the exception of goodwill, we do not identify or allocate our assets by operating segments. See Note 3 for the allocation of goodwill to our reportable segments.

	Creative Solutions	Knowledge Worker Solutions	Enterprise and Developer Solutions	Mobile and Device Solutions	Other	Total
Quarter ended March 3, 2006
Revenue	$379,592	$168,841	$45,003	$8,575	$53,467	$655,478
Cost of revenue	37,345	9,815	15,766	4,792	10,028	77,746
Gross profit	$342,247	$159,026	$29,237	$3,783	$43,439	$577,732
Gross profit as a percentage of revenues	90%	94%	65%	44%	81%	88%
Quarter ended March 4, 2005
Revenue	$254,690	$160,957	$23,887	$—	$33,348	$472,882
Cost of revenue	13,320	5,558	5,552	—	2,539	26,969
Gross profit	$241,370	$155,399	$18,335	$—	$30,809	$445,913
Gross profit as a percentage of revenues	95%	97%	77%	—	92%	94%

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the quarters ended March 3, 2006 and March 4, 2005 is as follows:

	2006	2005
Total gross profit from operating segments above	$577,732	$445,913
Total operating expenses*	447,752	275,201
Total operating income	129,980	170,712
Non-operating income	14,277	6,073
Income before income taxes	$144,257	$176,785

*                     Total operating expenses comprise research and development, sales and marketing and general and administrative. For fiscal 2006, operating expense also included restructuring and other charges and amortization of purchased intangibles.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Note 14.  SUBSEQUENT EVENT

In March, 2005, we entered into additional structured stock repurchase agreements with large financial institutions. Under these agreements, we provided the financial institutions with up-front payments totaling $500.0 million. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of shares based on the volume weighted average price during such intervals less a specified discount. The $500.0 million will be classified as treasury stock on our balance sheet. These agreements will expire on September 29, 2006.

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

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for fiscal 2005  and the other Quarterly Reports on Form 10-Q to be filed by us in fiscal 2006. When used in this report, the words “expects,” “could,” “would”, “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

ACQUISITION OF MACROMEDIA

On December 3, 2005, we completed the acquisition of Macromedia for approximately $3.5 billion. We expect the acquisition to have a significant impact on our consolidated financial position, results of operations and cash flows. We expect our revenues, cost of revenues and operating expenses to increase in the future, but we also anticipate cost saving synergies. In addition, we expect to incur estimated restructuring charges of $20 million to $25 million in the current fiscal year, of which $19.0 million was incurred in the first quarter. Coinciding with the integration of Macromedia and the start of our 2006 fiscal year, we changed the reporting of our principal business segments to be aligned with our market opportunities and how we manage our various businesses. The discussions in this section of the Quarterly Report on Form 10-Q, as well as the financial statements contained herein, reflect the impact of the acquisition. See Note 2 for further information regarding this acquisition.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, stock-based compensation, goodwill and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see Note 1 of our Notes to Condensed Consolidated Financial Statements.

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

Stock-based Compensation

We adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123R during the first quarter of fiscal 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in the SAB 107. We estimate the volatility of our common stock by using implied volatility in market traded options in accordance with SAB 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

See Note 6 for further information regarding the SFAS 123R disclosures.

Goodwill Impairment

We perform goodwill impairment tests for each reporting unit on an annual basis, during the second quarter of our fiscal year, or more frequently, if facts and circumstances warrant a review. We make judgments about goodwill whenever events or changes in circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist. The timing of an impairment test may result in charges to our statements of income in our current reporting period that could not have been reasonably foreseen in prior periods. In order to estimate the fair value of goodwill, we typically make various assumptions about the future prospects for the reporting unit that the asset relates to, consider market factors specific to that reporting unit and estimate future cash flows to be generated by that reporting unit. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to its estimated fair value. Assumptions and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. More conservative assumptions of the anticipated future benefits from these reporting units could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values.

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

Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We are currently under examination by the Internal Revenue Service for our fiscal 2001, 2002 and 2003 tax returns, primarily related to our intercompany transfer pricing. Although we believe our judgments, assumptions and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of the current and any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

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

RESULTS OF OPERATIONS

Overview of the Quarter Ended March 3, 2006

During the first quarter of fiscal 2006, we continued to focus on driving revenue growth and increasing market share of our products through the continued delivery of comprehensive software platforms that meet the evolving needs of our customers.

In our Creative Solutions business, we released new software bundles that combine our existing Creative Suite products with various Macromedia products to creative professional customers who desire these applications in one package. This resulted in record revenue for our suite products, when factoring revenue from the new bundles. In addition, we launched Production Studio, the newest member of our Creative Suite family of products. Production Studio is our complete audio and video post-production solution that provides users with the ability to bring creativity to their film, video, DVD, and web workflows. Success with Production Studio, combined with revenue from the new updated stand-alone applications—Premiere Pro, After Effects, Audition, and Encore—helped drive strong performance with our overall digital video business.

In our Knowledge Worker Solutions business, we achieved the second highest quarterly revenue ever for our Acrobat family of products. Helping drive this success was increased adoption by users in enterprises, governments, and vertical markets such as architecture, engineering and construction. In addition, to address a new opportunity in the engineering market, we launched Acrobat 3D, our new specialized version of Acrobat which targets engineering design and manufacturing professionals who need to clearly communicate design intent securely across the broad range of their supply chain.

Finally, our Enterprise and Developer Solutions business also achieved strong results in the first quarter of fiscal year 2006, driven by 44% year-over-year growth with our LiveCycle business.

We continue to focus on delivering innovative products and solutions for our customers. Our success could be limited by several factors, including the timely release of new products, continued market acceptance of our products, the introduction of new products by existing or new competitors and unfavorable exchange rate fluctuations. For a further discussion of these and other risk factors, see Part II, Item IA, “Risk Factors.”

Revenue

	First Quarter		Percent
	2006	2005	Change
Product	$636.8	$463.2	38%
Percentage of total revenues	97%	98%
Services and support	18.7	9.7	92%
Percentage of total revenues	3%	2%
Total revenues.	$655.5	$472.9

As noted in our Annual Report on Form 10-K for our fiscal 2005, we changed the reporting of our principal business segments to be aligned with our market opportunities and how we manage our various businesses. For comparability, the prior fiscal period’s results have only been reclassified to reflect the realignment of the business segments and do not include Macromedia’s revenue for fiscal 2005.

We have five reportable segments as described in Note 13 of our Notes to Condensed Consolidated Financial Statements.

Our services and support revenue is composed of consulting, training, and maintenance and support, primarily related to the licensing of our Enterprise and Developer Solutions products. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products. Our consulting revenue is recognized using the proportionate performance method and is measured monthly based on input measures, such as on hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Our maintenance and support offerings, which entitle customers to receive product upgrades and enhancements or technical support, depending on the offering, is recognized ratably over the term of the arrangement.

Segment Information

	First Quarter		Percent
	2006	2005	Change
Creative Solutions	$379.6	$254.7	49%
Percentage of total revenues	58%	54%
Knowledge Worker Solutions	168.8	161.0	5%
Percentage of total revenues	26%	34%
Enterprise and Developer Solutions	45.0	23.9	88%
Percentage of total revenues	7%	5%
Mobile and Device Solutions	8.6	—	* %
Percentage of total revenues	1%	—
Other	53.5	33.3	60%
Percentage of total revenues	8%	7%
Total revenues.	$655.5	$472.9

*                    Percentage is not meaningful.

Revenue from our Creative Solutions segment increased during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 due to the addition of new products related to the acquisition of Macromedia. Revenue also increased 39% in our creative products due to continued growth in revenue from our Adobe Creative Suites product and the introduction of new software bundles. Additionally, we had a 52% increase in revenues from our Digital Video software products due to the release of the Adobe Production Studio and the new versions of our video products. These increases were partially offset by a slight decrease of 1% in revenues from our Digital Imaging software products.

Revenue from our Knowledge Worker Solutions segment increased during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 due to the addition of new products related to the acquisition of Macromedia during the first quarter of fiscal 2006. This increase was partially offset by a 3% decrease in revenues from our Acrobat Desktop products due to product lifecycle timing.

Revenue from our Enterprise and Developer Solutions segment increased during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 partially due to a 44% increase in revenues from our Livecycle products due to increased licensing and server support revenue, as we continue to focus on both the government sector and financial services. Revenue from this segment also increased from the addition of new products related to the acquisition of Macromedia during the first quarter of fiscal 2006.

Revenue from our Mobile and Device Solutions segment increased during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 wholly due to the addition of new products related to the acquisition of Macromedia during the first quarter of fiscal 2006.

Revenue from our Other segment increased during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 wholly due to the addition of new products related to the acquisition of Macromedia during the first quarter of fiscal 2006.

Geographical Information

	First Quarter		Percent
	2006	2005	Change
Americas	$313.7	$218.0	44%
Percentage of total revenues	48%	46%
EMEA	207.0	150.5	38%
Percentage of total revenues	32%	32%
Asia	134.8	104.4	29%
Percentage of total revenues	20%	22%
Total revenues	$655.5	$472.9

Overall revenues by geographic segments increased due to the acquisition of Macromedia.

Revenues in the Americas increased during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 due to the strength of our Creative Solutions products, Knowledge Worker Solutions products, Enterprise and Developer Solutions products and Other products.

Revenues in EMEA increased during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 due to the strength of our Creative Solutions products, Enterprise and Developer Solutions products and Other products.

Revenues in Asia increased during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 due to the strength of our Creative Solutions products, Mobile and Device Solutions products and Other products.

Revenues in EMEA and Asia were impacted by decreases of approximately $16.1 million and $8.5 million during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2005 due to the strength of the dollar over the euro and the yen, respectively.

Inventory Information

At the end of the first quarter of fiscal 2006 our distributor inventory position was within our global inventory policy which allows up to an estimated 4.5 weeks of anticipated product supply at our distributors.

With regard to our product backlog, our experience is that the actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects. For example, prior to the finalization and release of new products, we may have significant levels of orders for new product releases. Our backlog of unfulfilled orders at the end of the first quarter of fiscal 2006, other than those associated with new product releases, those pending credit review and those not shipped due to the application of our global distributor inventory policy, was approximately 1% of first quarter fiscal 2006 revenue. The comparable backlog at the end of fiscal 2005 was approximately 8% of fourth quarter fiscal 2005 revenue.

While we ended the first quarter of fiscal 2006 within our global distributor inventory policy, we did experience an increase in inventory from the levels we had at the end of the fourth quarter of fiscal 2005. The ending fourth quarter fiscal 2005 distributor inventory was below the average inventory levels for the first three quarters of fiscal 2005 due to the impact of an increase by us of distributor prices at the end of the fourth quarter, which we believe caused distributors to place orders in advance of the price changes. The distributors, in turn, sold through more product to resellers than normal in the last weeks of the fourth quarter which reduced distributor inventory supply. We chose to keep these inventory levels lower at the end of the fourth quarter to ensure we did not exceed our global distributor inventory policy in the first few weeks of the first quarter of fiscal 2006 when we expected that distributor sell through rates would return to normal levels.

Cost of Revenue

	First Quarter		Percent
	2006	2005	Change
Product	$62.8	$21.9	188%
Percentage of total revenues	10%	5%
Services and support	14.9	5.1	191%
Percentage of total revenues	2%	1%
Total cost of revenue	$77.7	$27.0

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies and the costs associated with the manufacturing of our products.

Cost of product revenue fluctuated primarily due to the acquisition of Macromedia in the following areas:

% Change 2006 to 2005
Increased amortization of purchased technology	153%
Increased material costs due to product mix	9
Increased royalties for licensed technologies	16
Increased localization costs related to our product launches	12
Decreased excess and obsolete inventory	(5)
Various individually insignificant items	3
Total change	188%

Cost of services and support revenue is composed primarily of employee-related costs and related costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased in the first quarter of fiscal 2006 as compared to the same period in the prior fiscal year due to compensation and related benefits and travel expenses as a result of higher headcount related to increases in services and support activities. Included in compensation costs for the first quarter of fiscal 2006 is compensation and related benefits, including amortization of deferred compensation, for former Macromedia employees and stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal 2006. Cost of services and support revenue also increased due to costs associated with our Expert Support program.

Operating Expenses

	First Quarter		Percent
	2006	2005	Change
Research and development	$137.5	$86.7	59%
Percentage of total revenues	21%	18%

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses fluctuated due to the following:

% Change 2006 to 2005
Increased compensation and related benefits associated with headcount growth related to the Macromedia acquisition, higher incentive compensation, amortization of deferred stock compensation related to acquisition of Macromedia and stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal 2006	44%
Increased facility costs related to acquisition of Macromedia	5
Increased costs related to purchase of incomplete technology	7
Various individually insignificant items	3
Total change	59%

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

	First Quarter		Percent
	2006	2005	Change
Sales and marketing	$213.8	$147.4	45%
Percentage of total revenues	33%	31%

Sales and marketing expenses primarily include salary and benefit expenses, sales commissions, travel expenses and related facilities costs for our sales, marketing, customer support, order management and global supply chain management personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs.

Sales and marketing expenses fluctuated due to the following:

% Change 2006 to 2005
Increased compensation and related benefits associated with headcount growth related to the Macromedia acquisition, higher incentive compensation, amortization of deferred stock compensation related to the acquisition of Macromedia and stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal 2006	34%
Increased contractor costs	3
Increased professional fees	3
Increased facility costs related to acquisition of Macromedia	3
Increased marketing spending related to product launches and overall marketing efforts to further increase revenues	3
Various individually insignificant items	(1)
Total change	45%

	First Quarter		Percent
	2006	2005	Change
General and administrative	$60.3	$41.1	47%
Percentage of total revenues	9%	9%

General and administrative expenses consist primarily of compensation and benefit expenses, travel expenses, and related facilities costs for our finance, facilities, human resources, legal, information services and executive personnel. General and administrative expenses also include outside legal and accounting fees, provision for bad debts, expenses associated with computer equipment and software used in the administration of the business, charitable contributions and various forms of insurance.

General and administrative expenses fluctuated due to the following:

% Change 2006 to 2005
Increased compensation and related benefits associated with headcount growth related to the Macromedia acquisition, higher incentive compensation, amortization of deferred stock compensation related to the acquisition of Macromedia and stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal 2006	30%
Increased contractor costs	5
Increased depreciation and amortization	5
Increased repairs and maintenance	4
Various individually insignificant items	3
Total change	47%

	First Quarter		Percent
	2006	2005	Change
Restructuring and other charges	$19.0	$—	* %
Percentage of total revenues	3%	—%

*                    Percentage is not meaningful.

In the first quarter of fiscal 2006, pursuant to Board of Directors’ approval, we implemented a restructuring plan to eliminate 313 positions, held by Adobe employees worldwide and which impacted all functional areas. As of March 3, 2006, the majority of the reduction in force had taken place. The restructuring plan, which is estimated to be completed in the first quarter of fiscal 2007, will also include costs related to the world-wide consolidation of facilities, the cancellation of certain contracts and the write-off of fixed assets located at facilities that will be vacated. During the first quarter of fiscal 2006, the total restructuring charges of $19.0 million included severance and related charges associated with the reduction in force and costs related to the cancellation of certain contracts. The total restructuring charges are estimated to be between $20 and $25 million, with nearly all of the expense recorded in fiscal 2006.

	First Quarter		Percent
	2006	2005	Change
Amortization of purchased intangibles	$17.1	$—	* %
Percentage of total revenues	3%	—%

*                    Percentage is not meaningful.

As a result of acquiring Macromedia, we acquired purchased intangibles which will be amortized over their estimated useful lives of two to four years. See Note 3 of Notes to Condensed Consolidated Financial Statements for further information regarding these purchased intangibles.

Non-operating Income

	First Quarter		Percent
	2006	2005	Change
Investment loss	$(1.2)	$(1.5)	(19)%
Percentage of total revenues	—%	—%
Interest and other income	15.5	7.6	104%
Percentage of total revenues	2%	2%
Total non-operating income	$14.3	$6.1

Investment Loss

Investment loss consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and gains and losses of Adobe Ventures.

The following table summarizes the net investment losses for the first quarters of fiscal 2006 and 2005:

	2006	2005
Net losses related to Adobe Ventures and cost method investments	$(1.2)	$(1.9)
Gains on stock warrants	—	0.4
Total investment loss	$(1.2)	$(1.5)

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

Interest and other income increased during the first quarter of fiscal 2006 as compared to fiscal 2005 primarily due to higher interest income as a result of increased levels of cash and higher rates of return during fiscal 2006.

Provision for Income Taxes

	First Quarter		Percent
	2006	2005	Change
Provision for income taxes	$39.2	$24.9	57%
Percentage of total revenues	6%	5%
Effective tax rate	27.2%	14.0%

Overall, our effective tax rate increased approximately 13.2% in the first quarter of fiscal 2006 as compared to the same period last year. Of this increase, approximately 2% is due to the adoption of SFAS 123R, the expiration of the Federal Research and Development tax credit on December 31, 2005, and the income tax effect on purchase accounting adjustments and acquired intangibles. Approximately 11% of the increase is due to a net tax rate benefit in the first quarter of fiscal 2005 for the repatriation of foreign earnings under the American Jobs Creation Act of 2004.

LIQUIDITY AND CAPITAL RESOURCES

	March 3, 2006	December 2, 2005	Percent Change
Cash, cash equivalents and short-term investments	$2,104.6	$1,700.8	24%
Working capital	$2,024.2	$1,528.2	32%
Stockholders’ equity	$5,076.6	$1,864.3	172%

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is detailed below.

Net cash provided by operating activities in the first quarter of fiscal 2006 of $177.8 million, primarily comprised net income, net of non-cash related expenses. The primary working capital source of cash was a decrease in other current assets and an increase in deferred revenue. Other current assets decreased primarily due to the reclassification of acquisition costs. Deferred revenue increased primarily due to increased maintenance and support obligations. Working capital uses of cash included an increase in trade receivables and decreases in accrued expenses and accrued restructuring. Our trade receivables increased due to an increase in revenue. At the end of the first quarter of fiscal 2006, our days sales outstanding in trade receivables (“DSO”) was 39 days as compared to 27 days at the end of the first quarter of fiscal 2005. The increase in DSO was due primarily to the assumption of outstanding receivables as a result of acquiring Macromedia. Accrued expenses decreased due to compensation related costs and other expenses. Accrued restructuring decreased primarily due to the payment of restructuring costs.

Net cash provided by investing activities in the first quarter of fiscal 2006 of $282.0 million increased from the $227.5 million net cash used in the first quarter of fiscal 2005, primarily due to the net cash acquired with Macromedia. We expect to continue to invest in short-term investments and purchase additional property and equipment to support our growth.

Net cash used for financing activities in the first quarter of fiscal 2006 of $246.4 million decreased from the $22.9 million cash provided in the first quarter of fiscal 2005 primarily due to the purchases of treasury stock. Cash used for stock repurchases during fiscal 2006 increased from the prior year due to a higher average cost per share, a higher number of shares being repurchased, and remaining prepayments related to stock repurchase agreements (see section titled “Stock Repurchase Program I—On-Going Dilution).

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

Adobe uses professional investment management firms to manage most of our invested cash. External investment firms managed, on average, 77% of Adobe’s invested balances during the first quarter of fiscal 2006. Within the U.S., the fixed income portfolio is primarily invested in municipal bonds. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury notes and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market and enhanced money market funds for working capital purposes. As of March 3, 2006, $105.2 million of the securities now classified as short-term investments have structural features that allow us to sell the securities at par within 90 days and thus retain similar liquidity characteristics as cash equivalents. All investments are made according to policies approved by the Board of Directors.

Our existing cash, cash equivalents and investment balances may decline during fiscal 2006 in the event of a weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors.” Also, while we currently have no committed lines of credit, we believe that our banking relationships and good credit should afford us the opportunity to raise sufficient debt in the bank or public market, if required.

Stock Repurchase Program I—On-going Dilution Coverage

To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and from time to time enter into structured stock repurchase agreements with third parties.

Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. Refer to Part II, Item 2(c) in this filing for share repurchases during the quarter ended March 3, 2006.

On April 17, 2005, the Board of Directors approved the use of $1.0 billion for stock repurchases commencing upon the close of the Macromedia acquisition.

During the first quarter of fiscal 2006, we entered into several structured stock repurchase agreements. Under these agreements, we provided the financial institutions with prepayments totaling $500.0 million. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of shares based on the volume weighted average price during such intervals less a specified discount. Upon payment, the prepayments were classified as treasury stock on our balance sheet. As of March 3, 2006, approximately $299.6 million of the up-front payments remained under the agreements. As of March 3, 2006, all outstanding structured repurchase contracts will expire on or before June 19, 2006.

At the beginning of the second quarter of our fiscal 2006, we entered into additional structured stock repurchase agreements with large financial institutions. Under these agreements, we provided the financial institutions with up-front payments totaling $500.0 million. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of shares based on the volume weighted average price during such intervals less a specified discount. The $500.0 million will be classified as treasury stock on our balance sheet. These agreements will expire on September 29, 2006.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of March 3, 2006 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 11 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

Lease Commitments

The two lease agreements discussed in Note 11 of our Notes to Condensed Consolidated Financial Statements are subject to standard financial covenants. As of March 3, 2006, we were in compliance with all of our financial covenants. We expect to remain within compliance in the next 12 months. We are comfortable with these limitations and believe they will not impact our cash or credit in the coming year or restrict our ability to execute our business plan. See Note 11 of our Notes to Condensed Consolidated Financial Statements for further information regarding our lease commitments.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized a $5.2 million liability related to the East and West towers lease that was extended in August 2004. This liability is recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the lease. As of March 3, 2006, the unamortized portion of the fair value of the residual value guarantee remaining in other long-term liabilities and prepaid rent was $3.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In comparison with what we disclosed in our Annual Report on Form 10-K for fiscal 2005, we believe that there have been no significant changes in our market risk exposures for the quarter ended March 3, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of March 3, 2006, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended March 3, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On June 13, 2005, Plaintiff Steve Staehr filed a shareholder derivative action entitled “Steve Staehr, Derivatively on Behalf of Adobe Systems Incorporated v. Bruce R. Chizen, et. al.,” in the Superior Court of the State of California for the County of Santa Clara against Adobe’s directors and naming Adobe as a nominal defendant. The complaint alleges that the defendants breached their fiduciary duties of loyalty and due care and caused Adobe to waste corporate assets by failing to renegotiate or terminate the acquisition agreement with Macromedia following the announcement by Macromedia that it would restate its financial results for the fiscal years ended March 31, 1999 through 2004. The complaint seeks, among other things, unspecified monetary damages, attorneys’ fees and certain forms of equitable relief. On August 18, 2005, Plaintiff amended his complaint to add a purported class action. Adobe has obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Adobe’s bylaws and certificate of incorporation. Such obligations may apply to this lawsuit. We believe the action has no merit and are vigorously defending against it.

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

The end markets for our software products are intensely and increasingly competitive, and are significantly affected by product introductions and market activities of industry competitors, including Microsoft’s announced introduction of its new Vista operating system which will contain a new fixed document format, XPS, which will compete with Adobe PDF and a proprietary digital rights management technology and its announced introduction of Office 12 which will contain a feature to save documents as

PDF files which will compete with Adobe PDF creation. If these competing products achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in our Annual Report on Form 10-K for the year ended December 2, 2005.

If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.

We are devoting significant resources to the development of technologies and service offerings where we have a limited operating history, including the enterprise and government markets and the mobile and device markets. In the enterprise and government markets, we intend to increase our focus on vertical markets such as education, financial services, manufacturing, and the architecture, engineering and construction markets. With our Breeze product line, we intend to increase awareness in targeted horizontal markets such as training and marketing and vertical markets such as manufacturing, financial services and telecommunications. These new offerings and markets require a considerable investment of technical, financial and sales resources, and a scaleable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the enterprise and government markets and the mobile and device markets, and greater sales and marketing resources. In the mobile and device markets, our intent is to license our technology to device makers, manufacturers and telecommunications carriers that embed our technology on their platforms, and in the enterprise and government market our intent is to form strategic alliances with leading enterprise and government solutions and service providers to provide additional resources to further enable penetration of such markets. If we are unable to successfully enter into strategic alliances with device makers, manufacturers, telecommunication carriers and leading enterprise and government solutions and service providers, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted.

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

Changes in, or interpretations of, accounting principles could result in unfavorable accounting charges.

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

•       software revenue recognition

•       accounting for stock-based compensation

•       accounting for income taxes

•       accounting for business combinations and related goodwill

In particular, the FASB recently issued SFAS 123R which requires the measurement of all stock-based compensation to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. We were required to adopt SFAS 123R in the first quarter of fiscal year 2006. The adoption of SFAS 123R had a significant adverse effect on our reported financial results. It will continue to significantly adversely affect our reported financial results and may impact the way in which we conduct our business. Please refer to Notes 1 and 6 of our Notes to Condensed Consolidated Financial Statements for further information regarding the adoption of SFAS 123R.

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

Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. In addition, we are subject to the continual examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities, including a current examination by the Internal Revenue Service for our fiscal 2001, 2002 and 2003 tax returns, primarily related to our intercompany transfer pricing. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, and believe such estimates to be reasonable. However, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Below is a summary of stock repurchases for the quarter ended March 3, 2006. See Note 8 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plans.

Plan/ Period	Shares Repurchased(1)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be repurchased as of December 2, 2005			56,039,799
December 3—December 30, 2005
From employees(2)	—	$—
Structured repurchases	6,895,154	36.97
December 31, 2005—January 27, 2006
From employees(2)	7,532	39.00
Structured repurchases	1,344,939	37.18
January 28—March 3, 2006
From employees(2)	112,145	37.35
Structured repurchases	1,334,307	37.78
Adjustments to repurchase authority for net dilution	—		128,911,973	(3)
Total shares repurchased	9,694,077		(9,694,077)
Ending shares available to be repurchased as of March 3, 2006			175,257,695	(4)

(1)                All shares were purchased as part of publicly announced plans.

(2)                The repurchases from employees represent shares canceled when surrendered in lieu of cash payments for withholding taxes due.

(3)                Adjustment of authority to reflect changes in the dilution from outstanding shares and options. An additional 109.0 million shares were issued for the acquisition of Macromedia which accounted for the majority of the repurchase authorization.

(4)                The remaining authorization for the ongoing stock repurchase program is determined by combining all stock issuances, net of any canceled, surrendered or exchanged shares less all stock repurchases under the ongoing plan, beginning in the first quarter of fiscal 1998.

ITEM 5. OTHER INFORMATION

Attached as Exhibit 100 to this Quarterly Report on Form 10-Q are the following materials, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets at March 3, 2006 and December 2, 2005, (ii) the Condensed Consolidated Statements of Income for the three months ended March 3, 2006 and March 4, 2005 and (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 3, 2006 and March 4, 2005. The financial information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Registrant. The purpose of submitting these XBRL documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

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

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Bylaws	8-K	9/23/05	3.1
3.2	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
3.2.1	Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware	10-Q	4/11/03	3.6.1
3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/8/03	3.3
4.1	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-A/2G/A	5/23/03	7
10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6
10.2	Amended 1994 Performance and Restricted Stock Plan*	DEF 14A	2/24/06	Appendix A
10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-Q	10/7/04	10.7
10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40
10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.6	1996 Outside Directors Stock Option Plan, as amended*				X
10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8
10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37

10.10	2003 Equity Incentive Plan, as amended*	DEF 14A	3/14/05	Appendix A
10.11	Forms of Stock Option and Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan	10-Q	10/7/04	10.11
10.12	Form of Indemnity Agreement*	10-Q	5/30/97	10.25.1
10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14
10.15	Lease agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.16	Participation agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.17	Amendment No.1 to Lease Agreement between Adobe and Selco Services Corporation	10-K	2/26/03	10.81
10.18	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999	10-K	3/30/00	10.23
10.19	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000	10-Q	8/14/00	10.3
10.20	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80
10.21	Amendment to the Executive Severance Plan in the Event of a Change of Control*	8-K	4/18/05	10.2
10.22	Adobe Systems Incorporated 2004 Annual Executive Incentive Plan*	8-K	1/13/05	10.1
10.23	Adobe Systems Incorporated 2005 Annual Executive Incentive Plan*	8-K	1/13/05	10.2
10.24	Description of 2005 Director Compensation*	10-K	2/2/05	10.21
10.25	Description of 2006 Director Compensation*	8-K	9/23/05	10.1
10.26	Adobe Systems Incorporated 2006 Management Team Annual Incentive Plan*	8-K	1/13/06	10.1
10.27	2005 Equity Incentive Assumption Plan*	8-K	12/07/05	10.2
10.28	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/07/05	10.3

10.29	Allaire Corporation 1997 Stock Incentive Plan*	S-8	03/27/01	4.06
10.30	Allaire Corporation 1998 Stock Incentive Plan*	S-8	03/27/01	4.07
10.31	Allaire Corporation 2000 Stock Incentive Plan*	S-8	03/27/01	4.08
10.32	Andromedia, Inc. 1996 Stock Option Plan*	S-8	12/07/99	4.07
10.33	Andromedia, Inc. 1997 Stock Option Plan*	S-8	12/07/99	4.08
10.34	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09
10.35	ESI Software, Inc. 1996 Equity Incentive Plan*	S-8	10/18/99	4.08
10.36	eHelp Corporation 1999 Equity Incentive Plan*	S-8	12/29/03	4.08
10.37	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07
10.38	Bright Tiger Technologies, Inc. 1996 Stock Option Plan*	S-8	03/27/01	4.11
10.39	Live Software, Inc. 1999 Stock Option/Stock Issuance Plan*	S-8	03/27/01	4.10
10.40	Macromedia, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.07
10.41	Macromedia, Inc. 1993 Directors Stock Option Plan*	10-Q	08/03/01	10.02
10.42	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	08/03/01	10.01
10.43	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	08/10/05	4.08
10.44	Form of Macromedia, Inc. Stock Option Agreement*	S-8	08/10/05	4.09
10.45	Middlesoft, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.09
10.46	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10
10.47	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01
10.48	Restricted Stock Purchase Agreement between Macromedia, Inc. and Stephen Elop, dated January 24, 2005*	10-Q	2/8/05	10.02

10.49	Restricted Stock Purchase Agreement between Macromedia, Inc. and Robert Burgess, dated January 24, 2005*	10-Q	2/8/05	10.03
10.50	Amended and Restated Employment Agreement by and between Robert K. Burgess, dated January 21, 2005*	8-K	1/21/05	10.01
10.51	Amendment to Employment Agreement by and between Adobe Systems Incorporated, Adobe Macromedia Software LLC and Robert K. Burgess, dated December 7, 2005*	8-K	12/12/05	10.2
10.52	Amended and Restated Employment Agreement between Adobe Systems Incorporated and Stephen Elop, dated May 23, 2005*	S-4	6/28/05	10.1
10.53	Executive Resignation Agreement and General Release of Claims, dated April 15, 2005, between Adobe Systems Incorporated and Jimmie E. Stephens*	8-K	4/18/05	10.1
10.54	Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.1
10.55	Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.2
10.56	Form of Maximum Award Grant Notice used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.3
10.57	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.4
10.58	Form of Maximum Award Grant Notice used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.5

10.59	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.6
10.60	Adobe Systems Incorporated Executive Cash Bonus Plan	DEF 14A	2/24/06	Appendix B
10.61	Employment Transition Agreement between Adobe Systems Incorporated and Murray J. Demo dated March 21, 2006	8-K	3/22/06	10.1
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
100.INS	XBRL Instance††				X
100.SCH	XBRL Taxonomy Extension Schema††				X
100.CAL	XBRL Taxonomy Extension††				X
100.LAB	XBRL Taxonomy Extension Labels††				X
100.PRE	XBRL Taxonomy Extension††				X

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

††             Furnished not filed as stated in Part II, Item 9B.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED
By	/s/ MURRAY J. DEMO
Murray J. Demo,
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 12, 2006

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

Adobe
Acrobat
Adobe Audition
Adobe Encore
Adobe LiveCycle
Adobe Premiere
After Effects
Breeze
ColdFusion
Flash
Flex
Macromedia
Reader

All other brand or product names are trademarks or registered trademarks of their respective holders.