Form 10-Q
period 2006-06-02
ADOBE SYSTEMS INC
filed 2006-07-11
CIK 796343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2006

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

The number of shares outstanding of the registrant’s common stock as of June 30, 2006 was 579,179,089.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 2,	December 2,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$425,393	$420,818
Short-term investments	1,400,693	1,280,016
Trade receivables, net	276,240	173,245
Other receivables	55,947	31,504
Deferred income taxes	128,814	58,710
Prepaid expenses and other current assets	41,369	44,285
Total current assets	2,328,456	2,008,578
Property and equipment, net	210,181	103,549
Goodwill	2,143,625	118,683
Purchased and other intangibles, net	593,570	16,477
Investment in lease receivable	126,800	126,800
Other assets	98,854	66,228
	$5,501,486	$2,440,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$49,481	$41,042
Accrued expenses	280,585	226,915
Accrued restructuring	17,332	70
Income taxes payable	137,866	154,529
Deferred revenue	89,017	57,839
Total current liabilities	574,281	480,395
Long-term liabilities
Deferred revenue	12,603	9,731
Deferred income taxes	112,067	78,800
Accrued restructuring	25,506	—
Other liabilities	8,422	7,063
Total liabilities	732,879	575,989
Stockholders’ equity:
Common stock, $0.0001 par value	30	30
Additional paid-in-capital	2,418,081	1,350,716
Retained earnings	3,066,734	2,838,566
Accumulated other comprehensive loss	(2,891)	(914)
Treasury stock at cost (10,458 and 102,799 shares, respectively), net of re-issuances	(713,347)	(2,324,072)
Total stockholders’ equity	4,768,607	1,864,326
Total liabilities and stockholders’ equity	$5,501,486	$2,440,315

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 2, 2006	June 3, 2005	June 2, 2006	June 3, 2005
Revenue:
Products	$614,895	$485,620	$1,251,721	$948,767
Services and support	20,561	10,409	39,213	20,144
Total revenue	635,456	496,029	1,290,934	968,911
Total cost of revenue:
Products	49,269	21,774	112,118	43,629
Services and support	16,338	5,660	31,235	10,774
Total cost of revenue	65,607	27,434	143,353	54,403
Gross profit	569,849	468,595	1,147,581	914,508
Operating expenses:
Research and development	133,285	89,409	270,828	176,095
Sales and marketing	210,399	154,963	424,215	302,346
General and administrative	59,716	42,019	120,013	83,151
Restructuring and other charges	1,235	—	20,219	—
Amortization of purchased intangibles	17,306	—	34,418	—
Total operating expenses	421,941	286,391	869,693	561,592
Operating income	147,908	182,204	277,888	352,916
Non-operating income:
Investment gain (loss)	2,660	(2,701)	1,395	(4,255)
Interest and other income, net	13,929	8,305	29,471	15,932
Total non-operating income	16,589	5,604	30,866	11,677
Income before income taxes	164,497	187,808	308,754	364,593
Provision for income taxes	41,400	38,030	80,585	62,921
Net income	$123,097	$149,778	$228,169	$301,672
Basic net income per share	$0.21	$0.31	$0.38	$0.62
Shares used in computing basic net income per share	595,284	488,765	597,679	487,610
Diluted net income per share	$0.20	$0.29	$0.37	$0.59
Shares used in computing diluted net income per share	613,804	508,156	618,582	507,851
Cash dividends declared per share	$—	$—	$—	$0.00625

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 2, 2006	June 3, 2005
Cash flows from operating activities:
Net income	$228,169	$301,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,361	30,082
Stock compensation expense	88,365	181
Deferred income taxes	34,063	(55,449)
Provision for (recovery of) losses on receivables	1,288	(229)
Tax benefit from employee stock option plans	—	47,542
Excess tax benefits from stock-based compensation	(46,152)	—
Restructuring	18,984	—
Acquired incomplete technology	2,255	—
Net losses on sales and impairments of investments	6,796	4,255
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(37,833)	(40,059)
Other current assets	19,467	(19,067)
Trade and other payables	6,342	(4,781)
Accrued expenses	(53,170)	12,934
Accrued restructuring	(47,073)	—
Income taxes payable	32,849	56,506
Deferred revenue	18,356	1,492
Net cash provided by operating activities	419,067	335,079
Cash flows from investing activities:
Purchases of short-term investments	(942,022)	(1,130,389)
Maturities of short-term investments	177,935	102,410
Sales of short-term investments	643,276	643,064
Acquisitions of property and equipment	(31,317)	(20,636)
Purchases of long-term investments and other assets	(14,729)	(16,884)
Cash (paid for) received from acquisitions	461,906	(9,541)
Proceeds from sale of equity securities	8,490	157
Net cash provided by (used for) investing activities	303,539	(431,819)
Cash flows from financing activities:
Purchases of treasury stock	(1,064,102)	(100,046)
Proceeds from issuance of treasury stock	296,138	197,321
Excess tax benefits from stock-based compensation	46,152	—
Proceeds from issuance of common stock	306	—
Payment of dividends	—	(3,044)
Net cash provided by (used for) financing activities	(721,506)	94,231
Effect of foreign currency exchange rates on cash and cash equivalents	3,475	(3,250)
Net increase (decrease) in cash and cash equivalents	4,575	(5,759)
Cash and cash equivalents at beginning of period	420,818	259,061
Cash and cash equivalents at end of period	$425,393	$253,302
Supplemental disclosures:
Common and treasury stock issued and stock options assumed for acquisition of Macromedia	$3,436,725	$—

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

We completed our annual goodwill impairment test during the second quarter of fiscal 2006 and determined that the carrying amount of goodwill was not impaired.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

We are currently amortizing acquired intangible assets with definite lives. Purchased technology is amortized over its useful life, which is generally 3 to 4 years, and other intangibles assets are amortized over periods from 1 to 13 years. The amortization expense is classified as cost of product revenue for acquired intangibles and operating expenses for all other intangible assets consisting of patents, trademarks, and customer related intangibles in our consolidated statements of income.

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

Stock-based Compensation

During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had and will have a material impact on our consolidated financial position, results of operations and cash flows. See Note 6 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We will adopt SFAS 155 in the first quarter of fiscal 2007. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2. ACQUISITIONS

On April 21, 2006, we completed the acquisition of Trade and Technologies France (“TTF”), maker of computer-aided design (CAD) data interoperability software, for approximately $30.9 million in cash, including $3.1 million of contingent consideration.

On December 3, 2005, we completed the acquisition of Macromedia, a provider of software technologies that enables the development of a wide range of internet and mobile application solutions, for approximately $3.5 billion. The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 2. ACQUISITIONS (Continued)

Assets acquired and liabilities assumed were recorded at their fair values as of December 3, 2005. The total $3.5 billion preliminary purchase price is comprised of the following:

Value of Adobe stock issued	$3,209,121
Fair value of stock options assumed	227,604
Direct transaction costs	28,680
Restructuring costs	70,857
Total preliminary estimated purchase price	$3,536,262

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

Direct transaction costs of $28.7 million include investment banking, legal and accounting fees, and other external costs directly related to the acquisition. As of June 2, 2006, substantially all costs for accounting, legal, and other professional services have been paid.

Restructuring costs of $70.9 million relate primarily to costs for severance, associated benefits, outplacement services, and excess facilities. See Note 7 for further details of the amounts accrued and payments made during 2006.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 2. ACQUISITIONS (Continued)

Purchase Price Allocation

In accordance with SFAS No. 141 the total preliminary purchase price was allocated to Macromedia’s net tangible and intangible assets based upon their estimated fair values as of December 3, 2005. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions of management. During the second quarter of fiscal 2006, we revised our estimate of certain costs associated with our acquisition of Macromedia, resulting in an increase to goodwill of approximately $6.4 million. The adjustment primarily reflected higher than estimated transaction costs and costs related to closing redundant facilities.

The primary areas of the purchase price allocation that are not yet finalized relate to certain facility costs and residual goodwill. The following represents the allocation of the preliminary purchase price to the acquired net assets of Macromedia and the associated estimated useful lives:

	Amount	Estimated Useful Life
Net tangible assets	$697,575	N/A
Identifiable intangible assets:
Acquired product rights	365,500	4 years
Customer contracts and relationships	183,800	6 years
Non-competition agreements	500	2 years
Trademarks	130,700	5 years
Goodwill	2,032,691	N/A
Deferred stock-based compensation	125,496	2.18 years	†
Total preliminary estimated purchase price	$3,536,262

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

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 2. ACQUISITIONS (Continued)

Identifiable intangible assets—Acquired product rights include developed and core technology and patents. Developed technology relates to Macromedia products across all of their product lines that have reached technological feasibility. Core technology and patents represent a combination of Macromedia’s processes, patents and trade secrets developed through years of experience in design and development of its products. We will amortize the fair value of the acquired product rights based on the pattern in which the economic benefits of the intangible asset will be consumed.

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

Goodwill—Approximately $2.0 billion has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS 142, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, acquiring a talented workforce, and significant cost savings opportunities.

Taxes—As part of our accounting for the Macromedia acquisition, a portion of the overall purchase price was allocated to goodwill and acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Thus, approximately $186.9 million was established as a deferred tax liability for the future amortization of the intangible assets. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the valuation allowance on Macromedia’s financial statements as of December 3, 2005 was reduced by $237.8 million to $16.1 million, to the extent the deferred tax assets are more likely than not realizable. During the second quarter of fiscal 2006, the valuation allowance was reduced to $14.7 million.

Any impairment charges made in the future associated with goodwill will not be tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded.

Deferred stock-based compensation—Deferred stock-based compensation represents the portion of the estimated fair value, measured as of December 3, 2005, of unvested Macromedia stock options and restricted stock assumed. The fair value of unvested options assumed was $120.7 million using the Black Scholes valuation model. The stock price used in the valuation is $34.97, which was the closing price of Adobe shares on December 2, 2005, the last trading day before the close of the acquisition. The risk-free

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 2. ACQUISITIONS (Continued)

interest rate was the zero coupon yield on December 2, 2005 implied from U.S. Treasury securities with equivalent remaining terms. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero. We estimate the expected term by taking the average of the vesting term remaining and the contractual term of the option, as illustrated in the SAB 107. The implied volatility of Adobe traded stock options as of December 2, 2005 was used for volatility. The fair value of the unvested restricted stock of $4.8 million was based on the fair value of the underlying shares on the acquisition date.

The assumptions used to value Macromedia deferred compensation are as follows:

2006
Expected term (in years)	0.17-6.67
Volatility	32.9-35.2%
Risk free interest rate	3.97-4.48%

Total deferred stock-based compensation, of $125.5 million, is being amortized to expenses over the remaining vesting periods of the underlying options or restricted stock. See Note 6 for the amortization of deferred stock-based compensation during the second quarter of fiscal 2006.

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations of Adobe and Macromedia, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on December 4, 2004 or of results that may occur in the future. The pro forma financial information for the three and six months ended June 3, 2005 includes the following items:

	Three months ended June 3, 2005	Six months ended June 3, 2005
Amortization of intangible assets	$51,185	$102,340
Amortization of deferred compensation	15,259	38,710
Restructuring costs	1,235	20,219
Business combination accounting effect on historical support revenue	12,288	25,885

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 2. ACQUISITIONS (Continued)

The unaudited pro forma financial information for the three and six months ended June 3, 2005 combines the historical results for Adobe for the three and six months ended June 3, 2005 and the historical results for Macromedia for the three and six months ended March 31, 2005.

	Three months ended June 3, 2005	Six months ended June 3, 2005
Net revenues	$599,795	$1,167,715
Net income	84,991	164,090
Basic net income per share	0.14	0.28
Diluted net income per share	0.14	0.27

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Below is our goodwill reported by segment as of June 2, 2006 and December 2, 2005:

	2006	2005
Creative Solutions	$770,945	$18,763
Knowledge Worker Solutions	430,689	8,395
Enterprise and Developer Solutions	384,375	91,525
Mobile and Device Solutions	322,936	—
Other	234,680	—
Total goodwill	$2,143,625	$118,683

During fiscal 2006, our goodwill increased primarily due to the acquisition of Macromedia. This goodwill was subsequently adjusted for the realization of tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions of vested options assumed. Goodwill also increased by $19.1 million due to the acquisition of TTF.

Purchased and other intangible assets, subject to amortization, were as follows as of June 2, 2006:

	Cost	Accumulated Amortization	Net
Purchased technology	$384,187	$(76,045)	$308,142
Localization	12,255	(9,955)	2,300
Trademarks	130,925	(13,469)	117,456
Other intangibles	186,755	(21,083)	165,672
Total other intangible assets	329,935	(44,507)	285,428
Total purchased and other intangible assets	$714,122	$(120,552)	$593,570

The increase in purchased and other intangible assets during the first half of fiscal 2006 was primarily due to the acquisition of Macromedia. Purchased and other intangibles also increased primarily due to the acquisition of TTF. See Note 2 for further information regarding these acquisitions.

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

Amortization expense related to purchased and other intangible assets was $55.0 million and $112.1 million for the three and six months ended June 2, 2006 respectively. Comparatively, amortization expense was $4.6 million and $8.7 million for the three and six months ended June 3, 2005, respectively. As of June 2, 2006, we expect amortization expense in future periods to be as shown below:

Fiscal year	Purchased Technology	Other Intangible Assets
Remainder of 2006	$44,758	$30,713
2007	89,222	57,766
2008	87,443	55,761
2009	86,081	55,740
2010	316	55,740
2011	203	29,669
Thereafter	119	39
Total expected amortization expense	$308,142	$285,428

Note 4. Other Assets

Other assets consisted of the following as of June 2, 2006 and December 2, 2005:

	2006	2005
Investments	$59,635	$51,707
Security deposits and other	13,320	7,419
Prepaid land lease	3,282	3,301
Prepaid rent	3,775	3,801
Restricted cash	5,462	—
Unbilled receivables	11,056	—
Note receivable	2,324	—
Total other assets	$98,854	$66,228

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Note 4. Other Assets (Continued)

The increase in other assets is primarily due to the addition of assets related to our acquisition of Macromedia on December 3, 2005.

We own limited partnership interests in Adobe Ventures which are consolidated in accordance with FASB Interpretation No. 46R (“FIN 46R”) a revision to FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The partnerships are controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

The following table summarizes the net realized gains and losses from our investments for the three and six months ended June 2, 2006 and June 3, 2005:

	Three Months		Six Months
	2006	2005	2006	2005
Net gains (losses) related to our investments in Adobe Ventures and cost method investments	$2,750	$(1,917)	$1,455	$(3,824)
Write-downs due to other-than-temporary declines in value of our marketable equity securities	—	(558)	—	(558)
Losses from sales of short-term investments	—	(58)	—	(58)
Gains (losses) on stock warrants	(90)	(168)	(60)	185
Total investment gain (loss)	$2,660	$(2,701)	$1,395	$(4,255)

Note 5. Accrued Expenses

Accrued expenses consisted of the following as of June 2, 2006 and December 2, 2005:

	2006	2005
Compensation and benefits	$138,741	$112,362
Sales and marketing allowances	19,313	16,306
Other	122,531	98,247
Total accrued expenses	$280,585	$226,915

Note 6. Stock-based Compensation

Stock Options

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option programs critical to our operation and productivity. Currently, we grant options from the 1) 2003 Equity Incentive Plan (“2003 Plan”), under which options could be granted to all employees, including executive officers, and outside consultants and 2) the 1996 Outside Directors Stock Option Plan, as amended, under which options are granted automatically under a pre-determined formula to non-employee directors. In addition, our stock option program includes the 2005 Equity Incentive Assumption Plan, from which we currently do not grant options, but may do so in the future. The plans

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Note 6. Stock-based Compensation (Continued)

listed above are collectively referred to in the following discussion as “the Plans.” Option vesting periods are generally three to four years for all of the Plans.

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

Performance Shares

Effective February 2, 2006, the Executive Compensation Committee adopted the 2006 Performance Share Program (the “Program”). The Executive Compensation Committee established the Program to align the new leadership team to achieve key integration milestones and create stockholder value and to retain key executives. All members of Adobe’s executive management team and other key members of senior management are participating in the Program which runs through the end of our fiscal 2007. Awards under the Program were granted in the form of performance shares pursuant to the terms of our 2003 Plan or Restricted Stock Plan. Performance shares granted entitle the recipient to receive fully-vested shares of Adobe common stock upon completion of the performance period subject to attaining identified performance goals, some of which contain discretionary metrics.

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

We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock by using implied volatility in market traded options in accordance with SAB 107. Our decision to use implied volatility was based

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Note 6. Stock-based Compensation (Continued)

upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

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

In accordance with SFAS 123R, we will recognize the estimated compensation cost of performance shares, net of estimated forfeitures. The awards are earned upon attainment of identified performance goals, some of which contain discretionary metrics, and are accounted for based upon the fair value of the award at each reporting date. As such, these awards are re-valued based on Adobe’s traded stock price at the end of each reporting period. If the discretion is removed, then the treatment as a variable award stops and the award will be classified as a fixed equity award. The fair value of the awards will be based on the measurement date, which is the date the award becomes fixed. The awards will be subsequently amortized over the remaining performance period.

In addition to estimating expense for grants to Adobe employees, we also estimated deferred compensation related to unvested option assumed in the acquisition of Macromedia (see Note 2 for further information). In accordance with SFAS 123R, deferred compensation expense is classified by functional area on our consolidated statement of income.

The assumptions used to value option grants for the three and six months ended June 2, 2006 and June 3, 2005 are as follows:

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Expected life (in years)	3.7	3.0	3.7	3.0
Volatility	31.47-32.90%	32%	30.29-35.46%	30-32%
Risk free interest rate	4.80-4.98%	3.81%	4.30-4.98%	3.38-3.81%

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Note 6. Stock-based Compensation (Continued)

The assumptions used to value employee stock purchase rights for the three and six months ended June 2, 2006 and June 3, 2005 are as follows:

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility	30.30-31.30%	32%	30.30-31.30%	32%
Risk free interest rate	4.32-4.41%	3.03%	4.32-4.41%	3.03%

See Note 2 for the assumptions used to value Macromedia deferred compensation.

Total stock-based compensation recognized on our consolidated statement of income for the three and six months ended June 2, 2006 is as follows:

Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Shares	Amortization of Macromedia Deferred Compensation
Three months:
Cost of revenue—services and support	$677	$—	$1,749
Research and development	11,803	327	5,639
Sales and marketing	8,353	420	5,652
General and administrative	4,775	269	2,219
Total	$25,608	$1,016	$15,259
Six months:
Cost of revenue—services and support	$1,180	$—	$4,298
Research and development	21,277	546	13,857
Sales and marketing	16,314	619	15,102
General and administrative	9,305	414	5,453
Total	$48,076	$1,579	$38,710

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Note 6. Stock-based Compensation (Continued)

The following table sets forth the pro forma amounts of net income and net income per share, for the three and six months ended June 3, 2005, that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123:

	Three Months	Six Months
Net income:
As reported	$149,778	$301,672
Add: Stock-based compensation expense for employees included in reported net income, net of related tax effects	68	118
Less: Total stock-based compensation expense for employees determined under the fair value based method, net of related tax effects	(21,946)	(45,011)
Pro forma	$127,900	$256,779
Basic net income per share:
As reported	$0.31	$0.62
Pro forma	$0.26	$0.53
Diluted net income per share:
As reported	$0.29	$0.59
Pro forma	$0.25	$0.51

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

As of June 2, 2006, there was $108.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Adobe employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. Additionally, as of June 2, 2006, there was $86.8 million of unamortized deferred compensation, related to the acquisition of Macromedia, which will be recognized over a weighted average period of 1.94 years.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Note 6. Stock-based Compensation (Continued)

General Stock Option Information

The following table sets forth the summary of option activity under our stock option program for the six months ended June 2, 2006:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Beginning of period	24,294	65,251	$21.56
Granted	(3,786)	3,552	34.54
Exercised	—	(16,160)	14.97
Canceled	4,003	(4,003)	21.53
Expired	(382)	—	—
Due to acquisition	270	15,143	—
End of period	24,399	63,783	$22.49
Weighted average fair value of options granted			$12.00

The difference in shares granted under options available for grant and number of options outstanding is due to performance share grants. See below for information regarding the performance shares. The total intrinsic value of options exercised during the period was $287.8 million. The intrinsic value is calculated as the difference between the market value as of June 2, 2006 and the exercise price of the shares. The market value as of June 2, 2006 was $29.00 as reported by the Nasdaq National.

Information regarding the stock options outstanding at June 2, 2006 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.56 - 13.24	9,036	3.93 years	$10.72	8,420	$10.72
$13.37 - 14.16	6,899	3.54 years	13.72	6,486	13.70
$14.17 - 17.84	6,533	2.71 years	17.12	6,259	17.20
$17.85 - 20.82	7,343	4.05 years	19.67	5,136	19.68
$20.98 - 21.74	980	7.41 years	21.46	443	21.34
$21.78 - 21.78	6,673	4.96 years	21.78	2,950	21.78
$21.97 - 27.83	7,227	4.55 years	26.07	4,555	26.78
$27.85 - 32.16	7,104	4.59 years	31.07	4,551	31.64
$32.19 - 32.30	723	4.73 years	32.20	330	32.20
$32.42 - 68.43	11,265	6.17 years	34.46	2,106	33.52
	63,783	4.49 years	$22.49	41,236	$19.61

The aggregate intrinsic value of options outstanding and options exercisable as of June 2, 2006 was $493.9 million and $409.8 million, respectively.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6. STOCK-BASED COMPENSATION (Continued)

General Restricted Stock and Performance Share Information

Restricted Stock	Non-vested Shares	Weighted Average Grant Date Fair Value
Beginning of period	428	$14.38
Awarded	8	40.30
Released	(280)	22.04
Forfeited	(1)	30.44
Due to acquisition	414	22.35
End of period	569	$10.97

During the first half of fiscal 2006, we granted 360,000 performance shares under the Program. Upon achievement of performance goals, the recipients may be eligible to receive up to 540,000 shares. These shares will be issued out of our 2003 Plan and our Restricted Stock Plan.

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

Macromedia Merger Restructuring Charges

A summary of preliminary restructuring activities follows:

	Initial Restructuring Charges	Cash Payments	Adjustments	Balance at June 2, 2006
Termination Benefits	$26,608	$(22,292)	$252	$4,568
Cost of closing redundant facilities	32,083	(5,185)	5,454	32,352
Cost of contract termination	3,969	(3,059)	—	910
Other	2,500	(134)	—	2,366
Total	$65,160	$(30,670)	$5,706	$40,196

We completed our acquisition of Macromedia on December 3, 2005. Pursuant to Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” all restructuring charges related to the Macromedia acquisition are recognized as a part of the purchase price allocation, as discussed in Note 2 and have been accrued for as of June 2, 2006.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 7. RESTRUCTURING AND OTHER CHARGES (Continued)

Accrued restructuring charges of $40.2 million at June 2, 2006 includes $15.2 million recorded in accrued restructuring, current and $25.0 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets.

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

A summary of exit costs follows:

	Initial Restructuring Charges	Cash Payments	Adjustments	Balance at June 2, 2006
Termination Benefits	$18,879	$(17,625)	$151	$1,405
Cost of closing redundant facilities	—	(42)	1,084	1,042
Cost of contract termination	105	—	—	105
Total	$18,984	$(17,667)	$1,235	$2,552

Pursuant to FASB’s Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” all facility related charges related to the pre-merger operations are expensed and accrued for based upon the cease use date. As of June 2, 2006, Accrued restructuring charges of $2.5 million at June 2, 2006 includes $2.0 million recorded in accrued restructuring, current and $0.5 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets.

Accelio Related Restructuring Charges

In connection with our acquisition of Accelio in the second quarter of fiscal 2002, we recognized $14.5 million in liabilities associated with a worldwide reduction in force of Accelio employees, transaction costs, costs related to closing redundant facilities and terminating contracts and other exit costs associated with the acquisition. As of June 2, 2006, $0.1 million remained in accrued restructuring on the consolidated balance sheet and comprised transaction and facilities costs. Transaction costs primarily relate to the liquidation of Accelio’s subsidiaries and are expected to be paid through fiscal 2006. Facilities costs relate to leases we assumed upon acquisition of Accelio that terminate at various times through September 2006.

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

During fiscal 2005, we entered into several structured repurchase agreements with large financial institutions, where upon we provided the financial institutions with prepayments of $600 million. During the six months ended June 2, 2006, we continued to enter into several stock purchase agreements with large financial institutions. Under these agreements, we provided the financial institutions with up-front payments totaling $1.0 billion. There is no requirement for the financial institutions to return funds to us. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of our shares based on the volume weighted average price during such intervals less a specified discount. Upon payment, the $1.0 billion was classified as treasury stock on our balance sheet, though only shares physically delivered to us are excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of June 2, 2006 will expire on or before September 29, 2006. As of June 2, 2006 and December 2, 2005, approximately $344.1 million and $154.9 million respectively, of up-front payments remained under the agreements.

During the six months ended June 2, 2006, we repurchased 1.7 million shares at an average price of $36.04 through open market repurchases and 22.5 million shares at an average price of $36.02 through these structured repurchase agreements which included prepayments from fiscal 2005. During the six months ended June 3, 2005, we repurchased 7.5 million shares at an average price of $30.36 through these structured repurchase agreements which included prepayments remaining from fiscal 2004.

NOTE 9. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of other comprehensive income that we currently report are unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments. We also report gains and losses on derivative instruments qualifying as cash flow hedges.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 9. COMPREHENSIVE INCOME (Continued)

The following table sets forth the components of comprehensive income, net of income tax expense, for the three and six months ended June 2, 2006 and June 3, 2005:

	Three Months		Six Months
	2006	2005	2006	2005
Net income	$123,097	$149,778	$228,169	$301,672
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for sale securities, net of taxes	7	(102)	(135)	98
Currency translation adjustments	2,512	(2,085)	3,475	(3,250)
Net gain (loss) in derivative instruments, net of taxes	(376)	5,933	(5,317)	5,964
Other comprehensive income (loss)	2,143	3,746	(1,977)	2,812
Total comprehensive income, net of taxes	$125,240	$153,524	$226,192	$304,484

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

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 2, 2006 and June 3, 2005:

	Three Months		Six Months
	2006	2005	2006	2005
Net income	$123,097	$149,778	$228,169	$301,672
Shares used to compute basic net income per share	595,284	488,765	597,679	487,610
Dilutive potential common shares:
Unvested restricted stock	207	41	207	41
Stock options	18,313	19,350	20,696	20,200
Shares used to compute diluted net income per share	613,804	508,156	618,582	507,851
Basic net income per share	$0.21	$0.31	$0.38	$0.62
Diluted net income per share	$0.20	$0.29	$0.37	$0.59

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 10. NET INCOME PER SHARE (Continued)

For the three and six months ended June 2, 2006 options to purchase approximately 14.7 million and 13.7 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $34.96 and $36.54, respectively, were not included in the calculation because the effect would have been antidilutive. Comparatively, for the three and six months ended June 3, 2005 options to purchase approximately 7.2 million and 6.9 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $31.48 and $30.97, respectively, were excluded from the calculation because the effect would have been antidilutive.

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

These two leases are both subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessors quarterly. As of June 2, 2006, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term (for the East and West towers lease only), purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. Under FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized a $5.2 million liability related to the East and West towers lease that was extended in August 2004. This liability is recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the lease. As of June 2, 2006, the unamortized portion of the fair value of the residual value guarantee remaining in other long-term liabilities and prepaid rent was $3.3 million.

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

On June 13, 2005, Plaintiff Steve Staehr filed a shareholder derivative action entitled “Steve Staehr, Derivatively on Behalf of Adobe Systems Incorporated v. Bruce R. Chizen, et. al.,” in the Superior Court of the State of California for the County of Santa Clara against Adobe’s directors and naming Adobe as a nominal defendant. The complaint alleges that the defendants breached their fiduciary duties of loyalty and due care and caused Adobe to waste corporate assets by failing to renegotiate or terminate the acquisition agreement with Macromedia following the announcement by Macromedia that it would restate its financial results for the fiscal years ended March 31, 1999 through 2004. . On August 18, 2005, Plaintiff amended his complaint to add a purported class action in which Plaintiff seeks, among other things, unspecified monetary damages, attorneys’ fees and certain forms of equitable relief. On May 9, 2006, Plaintiff filed a Third Amended Complaint, to which defendants demurred. Adobe has obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Adobe’s bylaws and certificate of incorporation. Such obligations may apply to this lawsuit. We believe the action has no merit and are vigorously defending against it. We cannot estimate any possible loss at this time.

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

NOTE 12. FINANCIAL INSTRUMENTS

In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

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

The following is a summary of the existing gains that are currently included in accumulated other comprehensive income. These amounts represent the fair value of our cash flow hedge contracts that were still open as of the periods below.

Gain (Loss) on Hedges of Forecasted Transactions:

Balance Sheet

	Other Comprehensive Income (Loss)
	June 2,	December 2,
	2006	2005
Recognized but Unrealized—Open Transactions:
Net unrealized gain remaining in other accumulated comprehensive income	$—	$5,317

When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the three and six months ended June 2, 2006 and June 3, 2005, there were no such gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

Pursuant to SFAS 133, we evaluate hedge effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in other income (loss) on the consolidated income statement. The net gain (loss) recognized in other income for cash flow hedges due to hedge ineffectiveness was insignificant for the three and six months ended June 2, 2006 and June 3, 2005. The time value of purchased derivative instruments is recorded in other income (loss).

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 12. FINANCIAL INSTRUMENTS (Continued)

A summary of the amounts included on the consolidated income statement due to occurrence of the hedged transaction and or time value degradation on open hedge transactions is as follows:

Income Statement

	Three Months Ended
	June 2, 2006		June 3, 2005
	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Gain (loss) on completed hedge transactions:
Net realized gain reclassified from other accumulated comprehensive income to revenue	$82	$—	$—	$—
Net realized loss from the cost of purchased options	—	(2,172)	—	(2,143)
Gain (loss) on open hedge transactions:
Net unrealized gain (loss) from time value degradation on open cash flow hedge transactions	—	(1,734)	—	646
	$82	$(3,906)	$—	$(1,497)

	Six Months Ended
	June 2, 2006		June 3, 2005
	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Gain (loss) on completed hedge transactions:
Net realized gain reclassified from other accumulated comprehensive income to revenue	$3,091	$—	$—	$—
Net realized loss from the cost of purchased options	—	(3,713)	—	(4,506)
Gain (loss) on open hedge transactions:
Net unrealized gain (loss) from time value degradation on open cash flow hedge transactions	—	(2,846)	—	2,682
	$3,091	$(6,559)	$—	$(1,824)

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At June 2, 2006, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 12. FINANCIAL INSTRUMENTS (Continued)

Net gains recognized in other income (loss) relating to balance sheet hedging for the three and six months ended June 2, 2006 and June 3, 2005 were as follows:

	Three Months		Six Months
	2006	2005	2006	2005
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income (loss)	$7,275	$(4,623)	$9,907	$(5,454)
Net unrealized gain (loss) recognized in other income (loss)	1,265	(992)	1,977	(2,379)
	8,540	(5,615)	11,884	(7,833)
Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income (loss)	(4,174)	3,012	(4,741)	2,565
Net unrealized gain (loss) recognized in other income (loss)	(2,756)	2,828	(5,461)	6,141
	(6,930)	5,840	(10,202)	8,706
Net gain recognized in other income	$1,610	$225	$1,682	$873

NOTE 13. INDUSTRY SEGMENTS

Coinciding with the integration of Macromedia and the start of fiscal 2006, we changed the reporting of our principal business segments to be aligned with our market opportunities and how we manage our combined businesses. For comparability, the prior fiscal period’s results have been reclassified to reflect the realignment of the business segments.

We have five reportable segments: Creative Solutions, Knowledge Worker Solutions, Enterprise and Developer Solutions, Mobile and Device Solutions, and Other. Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers. This segment combines most of the products of our prior Creative Professional and Digital Imaging and Video business segments, along with the creative professional-focused products and solutions that we obtained through our acquisition of Macromedia. The Knowledge Worker Solutions segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains revenue generated by Breeze and our Acrobat family of products. Our Enterprise segment provides server-based enterprise interaction solutions that automate people-centric processes. The segment contains revenue generated by our LiveCycle, ColdFusion and Flex lines of products. The Mobile and Device Solutions segment provides solutions that create compelling experiences through rich content, user interfaces, and data services on mobile and non-PC devices such as cellular phones, consumer devices and internet connected hand-held devices. Finally, our Other segment contains several of our products and services which address market opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and OEM printing businesses, to new strategic opportunities such as OEM revenue generated from our desktop Adobe Engagement Platform—which includes Adobe Reader and Macromedia Flash Player applications.

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

	Creative Solutions	Knowledge Worker Solutions	Enterprise and Developer Solutions	Mobile and Device Solutions	Other	Total
Three months ended June 2, 2006
Revenue.	$357,288	$162,957	$42,839	$7,907	$64,465	$635,456
Cost of revenue.	30,977	7,927	17,020	5,347	4,336	65,607
Gross profit.	$326,311	$155,030	$25,819	$2,560	$60,129	$569,849
Gross profit as a percentage of revenues	91%	95%	60%	32%	93%	90%
Three months ended June 3, 2005
Revenue.	$288,792	$150,118	$26,079	$—	$31,040	$496,029
Cost of revenue.	12,276	6,721	6,054	—	2,383	27,434
Gross profit.	$276,516	$143,397	$20,025	$—	$28,657	$468,595
Gross profit as a percentage of revenues	96%	96%	77%	—	92%	94%

	Creative Solutions	Knowledge Worker Solutions	Enterprise and Developer Solutions	Mobile and Device Solutions	Other	Total
Six months ended June 2, 2006
Revenue.	$736,880	$331,748	$87,892	$16,482	$117,932	$1,290,934
Cost of revenue.	68,322	17,742	32,786	10,139	14,364	143,353
Gross profit.	$668,558	$314,006	$55,106	$6,343	$103,568	$1,147,581
Gross profit as a percentage of revenues	91%	95%	63%	38%	88%	89%
Six months ended June 3, 2005
Revenue.	$543,452	$311,075	$49,965	$—	$64,419	$968,911
Cost of revenue.	25,596	12,279	11,606	—	4,922	54,403
Gross profit.	$517,856	$298,796	$38,359	$—	$59,497	$914,508
Gross profit as a percentage of revenues	95%	96%	77%	—	92%	94%

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 13. INDUSTRY SEGMENTS (Continued)

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and six month periods ended June 2, 2006 and June 3, 2005 is as follows:

	Three Months		Six Months
	2006	2005	2006	2005
Total gross profit from operating segments above	$569,849	$468,595	$1,147,581	$914,508
Total operating expenses*	421,941	286,391	869,693	561,592
Total operating income	147,908	182,204	277,888	352,916
Non-operating income	16,589	5,604	30,866	11,677
Income before income taxes	$164,497	$187,808	$308,754	$364,593

*                    Total operating expenses comprise research and development, sales and marketing and general and administrative. For fiscal 2006, operating expenses also include restructuring and other charges and amortization of purchased intangibles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion (presented in millions, except share and per share amounts, and is unaudited) should be read in conjunction with the condensed consolidated financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for fiscal 2005 and the other Quarterly Reports on Form 10-Q filed by us in fiscal 2006. When used in this report, the words “expects,” “could,” “would”, “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

ACQUISITION OF MACROMEDIA

On December 3, 2005, we completed the acquisition of Macromedia for approximately $3.5 billion. We expect the acquisition to have a significant impact on our consolidated financial position, results of operations and cash flows. We expect our revenues, cost of revenues and operating expenses to increase in the future, but we also anticipate cost saving synergies. In addition, we expect to incur estimated restructuring charges of $20 million to $25 million in the current fiscal year, of which $20.2 million has been incurred to date. Coinciding with the integration of Macromedia and the start of our 2006 fiscal year, we changed the reporting of our principal business segments to be aligned with our market opportunities and how we manage our various businesses. The discussions in this section of the Quarterly Report on Form 10-Q, as well as the financial statements contained herein, reflect the impact of the acquisition. See Note 2 for further information regarding this acquisition.

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

We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock by using implied volatility in market traded options in accordance with SAB 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

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

RESULTS OF OPERATIONS

Overview of the Three and Six Months Ended June 2, 2006

During the second quarter of fiscal 2006, we continued to focus on driving revenue growth and increasing market share of our products through the continued delivery of comprehensive software solutions that meet the evolving needs of our customers.

In our Creative Solutions business segment, new software bundles that were released in the first quarter of fiscal 2006 continued to gain market acceptance. In addition, we achieved strong results with our InDesign product, and record revenue with our digital video related products.

However, our Creative Suite 2 Premium revenue and our Macromedia Studio revenue declined in the second quarter when compared to the first quarter of fiscal 2006. We attribute this weakness in part to existing customers deciding to delay upgrades of older versions of their software in anticipation of future releases of the software that we have discussed publicly.

In our Knowledge Worker Solutions business segment, revenue from the Acrobat family of products was solid in the second quarter, achieving the third best quarter in the history of the product line.

Our Enterprise and Developer Solutions business segment achieved weaker than expected results, with revenue declining in the second quarter of fiscal 2006 when compared to the first quarter.

Finally, our Other business segment achieved strong results due primarily to strong revenue performance from distribution agreements related to our Adobe Reader and Flash and Shockwave Players and solid performance in our Postscript business.

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

Revenue for the Three and Six Months Ended June 2, 2006 and June 3, 2005

	Three Months		Percent	Six Months		Percent
	2006	2005	Change	2006	2005	Change
Product	$615.0	$485.6	27%	$1,252.0	$948.8	32%
Percentage of total revenues	97%	98%		98%	98%
Services and support	20.5	10.4	97%	39.0	20.1	95%
Percentage of total revenues	3%	2%		3%	2%
Total revenues	$635.5	$496.0		$1,291.0	$968.9

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

Segment revenues

	Three Months		Percent	Six Months		Percent
	2006	2005	Change	2006	2005	Change
Creative Solutions	$357.3	$288.8	24%	$736.9	$543.4	36%
Percentage of total revenues	56%	58%		57%	56%
Knowledge Worker Solutions	163.0	150.1	9%	331.8	311.1	7%
Percentage of total revenues	26%	30%		26%	32%
Enterprise and Developer Solutions	42.8	26.1	64%	87.8	50.0	76%
Percentage of total revenues	7%	5%		7%	5%
Mobile and Device Solutions	7.9	—	* %	16.5	—	* %
Percentage of total revenues	1%	—		1%	—
Other	64.5	31.0	107%	118.0	64.4	84%
Percentage of total revenues	10%	6%		9%	7%
Total revenues	$635.5	$496.0		$1,291.0	$968.9

*                    Percentage is not meaningful.

Revenue from our Creative Solutions segment increased during the three and six months ended June 2, 2006 as compared to the three and six months ended June 3, 2005 primarily due to the addition of new products related to the acquisition of Macromedia. We had an approximately 50% increase in revenues from our Digital Video software products due to the release of the Adobe Production Studio and the new versions of our video products. These increases were partially offset by a decrease in revenues of 14% and 8% respectively, for the three and six months ended June 2, 2006, from our Digital Imaging software products. Revenue also increased 24% for the six months ended June 2, 2006, in our creative products due to continued growth in revenue from our Adobe Creative Suites product and the introduction of new software bundles.

Revenue from our Knowledge Worker Solutions segment increased during the three and six months ended June 2, 2006 as compared to the three and six months ended June 3, 2005 primarily due to the addition of new products related to the acquisition of Macromedia. There were no notable decreases for the three and six months ended June 2, 2006.

Revenue from our Enterprise and Developer Solutions segment increased during the three and six months ended June 2, 2006 as compared to the three and six months ended June 3, 2005 primarily due to the addition of new products related to the acquisition of Macromedia. Revenue from this segment also grew due to increases in revenue from our Livecycle products of 20% and 32% respectively for the three and six months ended June 2, 2006 as a result of increased licensing and server support revenue, as we continue to focus on both the government sector and financial services. There were no notable decreases for the three and six months ended June 2, 2006.

Revenue from our Mobile and Device Solutions segment increased during the three and six months ended June 2, 2006 as compared to the three and six months ended June 3, 2005, wholly due to the addition of new products related to the acquisition of Macromedia.

Revenue from our Other segment increased during the three and six months ended June 2, 2006 as compared to the three and six months ended June 3, 2005, primarily due to increased revenue from distribution agreements related to Adobe Reader, Flash and Shockwave players, and higher Postscript revenue. There were no notable decreases for the three and six months ended June 2, 2006.

Geographical Information

	Three Months		Percent	Six Months		Percent
	2006	2005	Change	2006	2005	Change
Americas	$305.9	$242.4	26%	$619.6	$460.4	35%
Percentage of total revenues	48%	49%		48%	47%
EMEA	181.3	145.1	25%	388.3	295.6	31%
Percentage of total revenues	29%	29%		30%	31%
Asia	148.3	108.5	37%	283.1	212.9	33%
Percentage of total revenues	23%	22%		22%	22%
Total revenues	$635.5	$496.0		$1,291.0	$968.9

Overall revenues in each of the geographic segments for the three and six months ended June 2, 2006 increased comparatively to the three and six months ended June 3, 2005 primarily due to the acquisition of Macromedia.

Revenue in the Americas increased during the three and six months ended June 2, 2006 due to the strength of our Creative Solutions, Enterprise Solutions, Knowledge Worker Solutions and Other segments.

Revenue in EMEA increased during the three months ended June 2, 2006 due to the strength of our Creative Solutions, Enterprise Solutions, and Other segments. Revenue in EMEA increased during the six months ended June 2, 2006 due to the strength of our Creative Solutions and Other segments.

Revenue in Asia increased during the three and six months ended June 2, 2006 due to the strength of our Creative Solutions, Mobile and Device Solutions, and Other segments.

Additionally, revenues in EMEA and Asia measured in US dollars decreased approximately $15.2 million and $39.7 million during the three and six months ended June 2, 2006, respectively, over the same reporting periods last year due to the strength of the dollar over the euro and the yen.

Inventory Information

At the end of the second quarter of fiscal 2006 our distributor inventory position was within our global inventory policy which allows up to an estimated 4.5 weeks of anticipated product supply at our distributors.

With regard to our product backlog, our experience is that the actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects. For example, prior to the finalization and release of new products, we may have significant levels of orders for new product releases. Our backlog of unfulfilled orders at the end of the second quarter of fiscal 2006, other than those associated with new product releases, those pending credit review and those not shipped due to the application of our global distributor inventory policy, was an insignificant percentage of second quarter fiscal 2006 revenue. The comparable backlog at the end of the first quarter of fiscal 2006 was approximately 1% of first quarter fiscal 2006 revenue.

Cost of Revenue for the Three and Six Months Ended June 2, 2006 and June 3, 2005

	Three Months		Percent	Six Months		Percent
	2006	2005	Change	2006	2005	Change
Product	$49.3	$21.7	127%	$112.1	$43.6	157%
Percentage of total revenues	8%	4%		9%	5%
Services and support	16.3	5.7	186%	31.2	10.8	189%
Percentage of total revenues	3%	1%		2%	1%
Total cost of revenues	$65.6	$27.4		$143.3	$54.4

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies and the costs associated with the manufacturing of our products.

Cost of product revenue fluctuated primarily due to the acquisition of Macromedia in the following areas:

	% Change 2006 to 2005 QTD	% Change 2006 to 2005 YTD
Increased amortization of purchased technology	154%	153%
Decreased royalties for licensed technologies	(16)	—
Decreased excess and obsolete inventory	(8)	(6)
Increased (decreased) material costs due to product mix	(3)	3
Increased localization costs related to our product launches	—	5
Various individually insignificant items	—	2
Total change	127%	157%

Cost of services and support revenue is composed primarily of employee-related costs and related costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased during the three and six months ended June 2, 2006 as compared to the three and six months ended June 3, 2005, due to compensation and related benefits and travel expenses as a result of higher headcount related to increases in services and support activities. Included in compensation costs for the three and six months ended June 2, 2006 is compensation and related benefits, including amortization of deferred compensation, for former Macromedia employees and stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal 2006. Cost of services and support revenue also increased due to costs associated with our Expert Support program.

Operating Expenses for the Three and Six Months Ended June 2, 2006 and June 3, 2005

	Three Months		Percent	Six Months		Percent
	2006	2005	Change	2006	2005	Change
Research and development	$133.3	$89.4	49%	$270.8	$176.1	54%
Percentage of total revenues	21%	18%		21%	18%

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses fluctuated due to the following:

	% Change 2006 to 2005 QTD	% Change 2006 to 2005 YTD
Increased compensation and related benefits associated with headcount growth related to the Macromedia acquisition, higher incentive compensation, amortization of deferred stock compensation related to the acquisition of Macromedia and stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal 2006	36%	39%
Increased facility costs related to acquisition of Macromedia	7	6
Increased costs related to purchase of incomplete technology	3	4
Various individually insignificant items	3	5
Total change	49%	54%

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

	Three Months		Percent	Six Months		Percent
	2006	2005	Change	2006	2005	Change
Sales and marketing	$210.4	$155.0	36%	$424.2	$302.3	40%
Percentage of total revenues	33%	31%		33%	31%

Sales and marketing expenses primarily include salary and benefit expenses, sales commissions, travel expenses and related facilities costs for our sales, marketing, order management and global supply chain management personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs.

Sales and marketing expenses fluctuated due to the following:

	% Change 2006 to 2005 QTD	% Change 2006 to 2005 YTD
Increased compensation and related benefits associated with headcount growth related to the Macromedia acquisition, higher incentive compensation, amortization of deferred stock compensation related to the acquisition of Macromedia and stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal 2006	30%	31%
Increased contractor costs	2	2
Increased professional fees	4	3
Increased facility costs related to acquisition of Macromedia	3	3
Increased (decreased) marketing spending related to product launches and overall marketing efforts to further increase revenues	(1)	1
Various individually insignificant items	(2)	—
Total change	36%	40%

	Three Months		Percent	Six Months		Percent
	2006	2005	Change	2006	2005	Change
General and administrative	$59.7	$42.0	42%	$120.0	$83.2	44%
Percentage of total revenues	9%	9%		9%	9%

General and administrative expenses consist primarily of compensation and benefit expenses, travel expenses, and related facilities costs for our finance, facilities, human resources, legal, information services and executive personnel. General and administrative expenses also include outside legal and accounting fees, provision for bad debts, expenses associated with computer equipment and software used in the administration of the business, charitable contributions, and various forms of insurance.

General and administrative expenses fluctuated due to the following:

	% Change 2006 to 2005 QTD	% Change 2006 to 2005 YTD
Increased compensation and related benefits associated with headcount growth related to the Macromedia acquisition, higher incentive compensation, amortization of deferred stock compensation related to the acquisition of Macromedia and stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal 2006	17%	23%
Increased contractor costs	6	6
Increased depreciation and amortization	5	5
Increased repairs and maintenance	4	4
Increased provision for bad debt	5	2
Various individually insignificant items	5	4
Total change	42%	44%

	Three Months			Percent	Six Months		Percent
	2006		2005	Change	2006	2005	Change
Restructuring and other charges	$1.2		$—	* %	$20.2	$—	* %
Percentage of total revenues.	*	%	—%		2%	—%

*                    Percentage is not meaningful.

In the first quarter of fiscal 2006, pursuant to Board of Directors’ approval, we implemented a restructuring plan to eliminate 313 positions, held by Adobe employees worldwide and which impacted all functional areas. As of June 2, 2006, the majority of the reduction in force had taken place. The restructuring plan, which is estimated to be completed in the first quarter of fiscal 2007, will also include costs related to the world-wide consolidation of facilities, the cancellation of certain contracts and the write-off of fixed assets located at facilities that will be vacated. During the three and six months ended June 2, 2006, the total restructuring charges of $1.2 million and $20.2 million respectively, included severance and related charges associated with the reduction in force and costs related to the closure of duplicative facilities and the cancellation of certain contracts. The total restructuring charges are estimated to be between $20 and $25 million, with nearly all of the expense recorded in fiscal 2006.

	Three Months		Percent	Six Months		Percent
	2006	2005	Change	2006	2005	Change
Amortization of purchased intangibles	$17.3	$—	* %	$34.4	$—	* %
Percentage of total revenues.	3%	—%		3%	—%

*                    Percentage is not meaningful.

As a result of acquiring Macromedia, we acquired purchased intangibles which will be amortized over their estimated useful lives of two to four years. See Note 3 of Notes to Condensed Consolidated Financial Statements for further information regarding these purchased intangibles.

Non-operating Income for the Three and Six Months Ended June 2, 2006 and June 3, 2005

	Three Months			Percent	Six Months				Percent
	2006		2005	Change	2006		2005		Change
Investment gain (loss)	$2.7		$(2.7)	* %	$1.4		$(4.3)		* %
Percentage of total revenues	*	%	(1)%		*	%	*	%
Interest and other income	13.9		8.3	68%	29.5		16.0		85%
Percentage of total revenues	2%		2%		2%		2%
Total non-operating income	$16.6		$5.6		$30.9		$11.7

*                    Percentage is not meaningful.

Investment Gain (Loss)

Investment gain (loss) consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and gains and losses of Adobe Ventures.

	Three Months		Six Months
	2006	2005	2006	2005
Net gains (losses) related to our investments in Adobe Ventures and cost method investments	$2.8	$(1.9)	$1.5	$(3.8)
Write-downs due to other-than-temporary declines in value of our marketable equity securities	—	(0.6)	—	(0.6)
Gains (losses) on stock warrants	(0.1)	(0.2)	(0.1)	0.1
Total investment gain (loss)	$2.7	$(2.7)	$1.4	$(4.3)

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

Interest and other income increased during the three and six months ended June 2, 2006 as compared to the three and six months ended June 3, 2005 due to higher interest income as a result of higher levels of cash during fiscal 2006 and higher rates of return during fiscal 2006.

Provision for Income Taxes for the Three and Six Months Ended June 2, 2006 and June 3, 2005

	Three Months		Percent	Six Months		Percent
	2006	2005	Change	2006	2005	Change
Provision for income taxes	$41.4	$38.0	9%	$80.6	$62.9	28%
Percentage of total revenues	7%	8%		6%	7%
Effective tax rate	25%	20%		26%	17%

Our effective tax rate increased approximately 5% in the three months ended June 2, 2006 as compared to the three months ended June 3, 2005. Of this increase, approximately 1% is due to the adoption of SFAS 123R, the expiration of the Federal Research and Development tax credit on December 31, 2005, and the income tax effect on purchase accounting adjustments and acquired intangibles. Approximately 4% of the increase is due to a tax benefit related to the repatriation of certain foreign earnings in 2005.

Our effective tax rate increased 9% during the six months ended June 2, 2006 as compared to the six months ended June 3, 2005. Of this increase, approximately 1% is due to the adoption of SFAS 123R, the expiration of the Federal Research and Development tax credit on December 31, 2005, and the income tax effect on purchase accounting adjustments and acquired intangibles. Approximately 8% of the increase is due to a tax benefit recognized for the repatriation of certain foreign earnings in 2005. The net tax benefit includes a reversal for taxes on foreign earnings for which a deferred tax liability had been previously accrued.

LIQUIDITY AND CAPITAL RESOURCES

	June 2, 2006	December 2, 2005	Percent Change
Cash, cash equivalents and short-term investments	$1,826.1	$1,700.8	7%
Working capital	$1,754.2	$1,528.2	15%
Stockholders’ equity	$4,768.6	$1,864.3	156%

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

Net cash provided by operating activities in the six months ended June 2, 2006, primarily comprised net income, net of non-cash related expenses. The primary working capital source of cash was a decrease in other current assets and increases in income taxes payable and deferred revenue. Other current assets decreased primarily due to the reclassification of acquisition costs. Income taxes payable increased primarily due to tax benefits from deductions resulting from the exercise of stock options and disqualifying dispositions. Deferred revenue increased primarily due to increased maintenance and support obligations. Working capital uses of cash included an increase in trade receivables and decreases in accrued expenses and accrued restructuring. Our trade receivables increased due to an increase in revenue. As compared to the same period last year, our days sales outstanding in trade receivables (“DSO”) increased from 32 days to 40 days. The increase in DSO was due to an increase in revenue in the latter part of the quarter due to timing of product shipments and an increase in certain receivables from the Macromedia acquisition which have longer payment terms. Accrued expenses decreased due to compensation related costs and other expenses. Accrued restructuring decreased primarily due to the payment of restructuring costs.

Net cash provided by investing activities increased in the six months ended June 2, 2006 as compared to the same period last year primarily due to the net cash acquired with Macromedia. We expect to continue to invest in short-term investments and purchase additional property and equipment to support our growth.

Net cash used for financing activities decreased in the six months ended June 2, 2006 as compared to cash provided for the same period last year primarily due to the purchases of treasury stock. Cash used during the six months ended June 2, 2006 was partially offset by the proceeds related to the issuance of the treasury stock. Cash used for stock repurchases during fiscal 2006 increased from the prior year due to a higher average cost per share, a higher number of shares being repurchased, and remaining prepayments related to stock repurchase agreements (see section titled “Stock Repurchase Program I—On-Going Dilution).

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

Adobe uses professional investment management firms to manage most of our invested cash. External investment firms managed, on average, 82% of Adobe’s invested balances during the first quarter of fiscal 2006. Within the U.S., the fixed income portfolio is primarily invested in municipal bonds. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury notes and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market and enhanced money market funds for working capital purposes. As of June 2, 2006, $19.3 million of the securities now classified as short-term investments have structural features that allow us to sell the securities at par within 90 days and thus retain similar liquidity characteristics as cash equivalents. All investments are made according to policies approved by the Board of Directors.

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

Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. Refer to Part II, Item 2(c) in this filing for share repurchases during the quarter ended June 2, 2006.

As part of this program, on April 17, 2005, the Board of Directors approved the use of $1.0 billion for stock repurchase commencing upon the close of the Macromedia acquisition.

During the first half of fiscal 2006, we entered into several structured stock repurchase agreements. Under these agreements, we provided the financial institutions with prepayments totaling $1.0 billion. The financial institutions agreed to deliver to us, at certain intervals during the contract term, a certain number of shares based on the volume weighted average price during such intervals less a specified discount. Upon payment, the prepayments were classified as treasury stock on our balance sheet, though only shares physically delivered to us are excluded from the denominator in the computation of earnings per share. As of June 2, 2006, approximately $344.1 million of the up-front payments remained under the agreements. As of June 2, 2006, all outstanding structured repurchase contracts will expire on or before September 29, 2006.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of June 2, 2006 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 11 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

Lease Commitments

The two lease agreements discussed in Note 11 of our Notes to Condensed Consolidated Financial Statements are subject to standard financial covenants. As of June 2, 2006, we were in compliance with all of our financial covenants. We expect to remain within compliance in the next 12 months. We are comfortable with these limitations and believe they will not impact our cash or credit in the coming year or restrict our ability to execute our business plan. See Note 11 of our Notes to Condensed Consolidated Financial Statements for further information regarding our lease commitments.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized a $5.2 million liability related to the East and West towers lease that was extended in August 2004. This liability is recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the lease. As of June 2, 2006, the unamortized portion of the fair value of the residual value guarantee remaining in other long-term liabilities and prepaid rent was $3.3 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In comparison with what we disclosed in our Annual Report on Form 10-K for fiscal 2005, we believe that there have been no significant changes in our market risk exposures for the quarter ended June 2, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of June 2, 2006, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended June 2, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On June 13, 2005, Plaintiff Steve Staehr filed a shareholder derivative action entitled “Steve Staehr, Derivatively on Behalf of Adobe Systems Incorporated v. Bruce R. Chizen, et al.,” in the Superior Court of the State of California for the County of Santa Clara against Adobe’s directors and naming Adobe as a nominal defendant. The complaint alleges that the defendants breached their fiduciary duties of loyalty and due care and caused Adobe to waste corporate assets by failing to renegotiate or terminate the acquisition agreement with Macromedia following the announcement by Macromedia that it would restate its financial results for the fiscal years ended March 31, 1999 through 2004. On August 18, 2005, Plaintiff amended his complaint to add a purported class action in which Plaintiff seeks, among other things, unspecified monetary damages, attorneys’ fees and certain forms of equitable relief. On May 9, 2006, Plaintiff filed a third amended complaint, to which defendants demurred. A hearing on the demurrer was held on July 7, 2006 and the court granted the defendants’ motion and dismissed the complaint with prejudice.

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

The end markets for our software products are intensely and increasingly competitive, and are significantly affected by product introductions and market activities of industry competitors, including Microsoft’s announced introduction of its new Vista operating system which will contain a new fixed document format, XPS, which will compete with Adobe PDF, and its announced introduction of Office 12 which may contain features to save documents in the XPS and PDF formats which will compete with Adobe PDF creation. If these competing products achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in our Annual Report on Form 10-K for the year ended December 2, 2005.

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

As previously discussed, we are devoting significant resources to the development of product and service offerings where we have a limited operating history. This makes it difficult to predict revenues. For example, our limited operating history with Adobe Creative Suite makes it difficult to predict the revenue effect of the Adobe Creative Suite product cycle and the individual products integrated within these products. Additionally, we intend to expand the use of our Mobile and Device Solutions by licensing our products for use in mobile phones, set-top boxes, game devices, personal digital assistants, hand-held computers and other consumer electronic devices; however, we have a limited history of licensing products in these markets and may experience a number of factors that will make our revenue less predictable, including longer than expected sales and implementation cycles, potential deferral of revenue due to multiple-element revenue arrangements and alternate licensing arrangements.

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

We offer our Creative Solutions and Knowledge Worker Solutions application-based products primarily on Windows and Macintosh platforms and on some UNIX platforms. We generally offer our server-based products, but not desktop application products, on the Linux platform as well as the Windows and UNIX platforms. To the extent that there is a slowdown of customer purchases of personal computers on either the Windows or Macintosh platform or in general, or to the extent that significant demand arises for our products or competitive products on the Linux desktop platform before we choose and are able to offer our products on this platform, our business could be harmed. Additionally, to the extent that we have difficulty transitioning product or version releases to new Windows and Macintosh operating systems, e.g., porting our applications to the “Mactel” platform, or to the extent new releases of operating systems or other third party products make it more difficult for our products to perform, our business could be harmed.

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

Additionally, we take significant measures to protect the secrecy of our confidential information and trade secrets, including our source code (the detailed program commands for our software programs). If unauthorized disclosure of our source code occurs, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors, and partners. However there is a risk that confidential information and trade secrets our trade secrets may be disclosed or published without our authorization, and in these situations it may be difficult and or costly for us to enforce our rights.

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

We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Website for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cyber-attack, terrorist attack, or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. Our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in San Jose, California, which is near major earthquake faults. We believe we have developed disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

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

Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. In addition, we are subject to the continual examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities, including a current examination by the Internal Revenue Service for our fiscal 2001, 2002 and 2003 tax returns, primarily related to our intercompany transfer pricing. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and believe such estimates to be reasonable. However, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Below is a summary of stock repurchases for the quarter ended June 2, 2006. See Note 8 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plans.

Plan/ Period	Shares Repurchased(1)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be repurchased as of March 3, 2006			175,257,695
March 4—March 31, 2006
From employees(2)	1,510	$36.55
Open market	1,650,000	36.04
Structured repurchases	4,122,374	34.84
April 1—April 28, 2006
From employees(2)	1,429	37.17
Structured repurchases	2,165,220	36.39
April 29—June 2, 2006
From employees(2)	1,762	29.26
Structured repurchases	6,646,906	35.06
Adjustments to repurchase authority for net dilution	—		(682,910	)(3)
Total shares repurchased	14,589,201		(14,589,201)
Ending shares available to be repurchased as of June 2, 2006			159,985,584	(4)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders, held on March 28, 2006, our stockholders voted on the following proposals:

1.                 Elect six Class I members of the Board of Directors to serve for a two-year term:

Name	Votes For	Votes Withheld
Edward W. Barnholt	518,145,142	6,968,995
Michael R. Cannon	517,563,451	7,550,686
Bruce R. Chizen	507,363,772	17,750,366
James E. Daley	518,394,985	6,719,152
Charles M. Geschke	506,833,269	18,280,868
Delbert W. Yocam	509,996,002	15,118,135

2.                 Approve amendments to the Amended 1994 Performance and Restricted Stock Plan.

For	396,678,582
Against	47,246,132
Abstain	3,471,320
Broker non-votes	77,718,104

3.                 Approve Executive Cash Performance Bonus Plan.

For	481,912,883
Against	39,400,873
Abstain	3,800,382

4.                 Ratify the appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending on December 1, 2006.

For	511,446,444
Against	10,167,721
Abstain	3,499,972

ITEM 5. OTHER INFORMATION

Attached as Exhibit 100 to this Quarterly Report on Form 10-Q are the following materials, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets at June 2, 2006 and December 2, 2005, (ii) the Condensed Consolidated Statements of Income for the three months ended June 2, 2006 and June 3, 2005 and (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended June 2, 2006 and June 3, 2005. The financial information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Registrant. The purpose of submitting these XBRL documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

As disclosed in Item 4 above, at our Annual Stockholders Meeting held on March 28, 2006, our stockholders approved amendments to our Amended 1994 Performance and Restricted Stock Plan to enable compensation paid under the plan to qualify as deductible performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended. The amendments modified the performance factors and performance period related to performance awards. A description of the plan is contained in our definitive proxy statement filed with the Securities and Exchange Commission on February 24, 2006 and is incorporated herein by reference. Such description is qualified in its entirety by a copy of the plan which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

As disclosed in Item 4 above, at our Annual Stockholders Meeting held on March 28, 2006, our stockholders approved our Executive Cash Performance Bonus Plan to permit the payment of cash bonuses that will qualify as deductible performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended. Under the Executive Cash Performance Bonus Plan, participants will be eligible to receive cash awards based upon the attainment and certification of certain performance goals established by Adobe’s Executive Compensation Committee over the applicable performance period. A description of the plan is contained in our definitive proxy statement filed with the Securities and Exchange Commission on February 24, 2006 and incorporated herein by reference. Such description is qualified in its entirety by a copy of the plan which is filed as Exhibit 10.60 to this Quarterly Report on Form 10-Q.

Subsequent to the issuance of our press release dated June 15, 2006 announcing our financial position as of June 2, 2006 and our results of operations for the three and six months then ended and prior to the issuance of our quarterly report, we discovered an error in the press release pertaining to the calculation of our year to date basic earnings per share. The error solely related to the calculation of basic earnings per share for the six months ended June 2, 2006. As noted in the earnings release, 579,679 shares were used in the computation of basic earnings per share. However, due to a transposition error, 597,679 shares should have been used in the computation. The overall effect decreased year to date basic earnings per share from $0.39 as reported on the press release to $0.38.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Bylaws	8-K	9/23/05	3.1
3.2	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
3.2.1	Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware	10-Q	4/11/03	3.6.1
3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/8/03	3.3
4.1	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-A/2G/A	5/23/03	7
10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6
10.2	Amended 1994 Performance and Restricted Stock Plan*	DEF 14A	2/24/06	Appendix A

10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-Q	10/7/04	10.7
10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40
10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.6	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6
10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8
10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37
10.10	2003 Equity Incentive Plan, as amended*	DEF 14A	3/14/05	Appendix A
10.11	Forms of Stock Option and Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan	10-Q	10/7/04	10.11
10.12	Form of Indemnity Agreement*	10-Q	5/30/97	10.25.1
10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14
10.15	Lease agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.16	Participation agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.17	Amendment No.1 to Lease Agreement between Adobe and Selco Services Corporation	10-K	2/26/03	10.81
10.18	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999	10-K	3/30/00	10.23
10.19	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000	10-Q	8/14/00	10.3
10.20	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80

10.21	Amendment to the Executive Severance Plan in the Event of a Change of Control*	8-K	4/18/05	10.2
10.22	Adobe Systems Incorporated 2004 Annual Executive Incentive Plan*	8-K	1/13/05	10.1
10.23	Adobe Systems Incorporated 2005 Annual Executive Incentive Plan*	8-K	1/13/05	10.2
10.24	Description of 2005 Director Compensation*	10-K	2/2/05	10.21
10.25	Description of 2006 Director Compensation*	8-K	9/23/05	10.1
10.26	Adobe Systems Incorporated 2006 Management Team Annual Incentive Plan*	8-K	1/13/06	10.1
10.27	2005 Equity Incentive Assumption Plan*	8-K	12/07/05	10.2
10.28	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/07/05	10.3
10.29	Allaire Corporation 1997 Stock Incentive Plan*	S-8	03/27/01	4.06
10.30	Allaire Corporation 1998 Stock Incentive Plan*	S-8	03/27/01	4.07
10.31	Allaire Corporation 2000 Stock Incentive Plan*	S-8	03/27/01	4.08
10.32	Andromedia, Inc. 1996 Stock Option Plan*	S-8	12/07/99	4.07
10.33	Andromedia, Inc. 1997 Stock Option Plan*	S-8	12/07/99	4.08
10.34	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09
10.35	ESI Software, Inc. 1996 Equity Incentive Plan*	S-8	10/18/99	4.08
10.36	eHelp Corporation 1999 Equity Incentive Plan*	S-8	12/29/03	4.08
10.37	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07
10.38	Bright Tiger Technologies, Inc. 1996 Stock Option Plan*	S-8	03/27/01	4.11
10.39	Live Software, Inc. 1999 Stock Option/Stock Issuance Plan*	S-8	03/27/01	4.10
10.40	Macromedia, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.07
10.41	Macromedia, Inc. 1993 Directors Stock Option Plan*	10-Q	08/03/01	10.02

10.42	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	08/03/01	10.01
10.43	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	08/10/05	4.08
10.44	Form of Macromedia, Inc. Stock Option Agreement*	S-8	08/10/05	4.09
10.45	Middlesoft, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.09
10.46	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10
10.47	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01
10.48	Restricted Stock Purchase Agreement between Macromedia, Inc. and Stephen Elop, dated January 24, 2005*	10-Q	2/8/05	10.02
10.49	Restricted Stock Purchase Agreement between Macromedia, Inc. and Robert Burgess, dated January 24, 2005*	10-Q	2/8/05	10.03
10.50	Amended and Restated Employment Agreement by and between Robert K. Burgess, dated January 21, 2005*	8-K	1/21/05	10.01
10.51	Amendment to Employment Agreement by and between Adobe Systems Incorporated, Adobe Macromedia Software LLC and Robert K. Burgess, dated December 7, 2005*	8-K	12/12/05	10.2
10.52	Amended and Restated Employment Agreement between Adobe Systems Incorporated and Stephen Elop, dated May 23, 2005*	S-4	6/28/05	10.1
10.53	Executive Resignation Agreement and General Release of Claims, dated April 15, 2005, between Adobe Systems Incorporated and Jimmie E. Stephens*	8-K	4/18/05	10.1
10.54	Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.1
10.55	Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.2

10.56	Form of Maximum Award Grant Notice used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.3
10.57	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.4
10.58	Form of Maximum Award Grant Notice used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.5
10.59	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.6
10.60	Adobe Systems Incorporated Executive Cash Bonus Plan	DEF 14A	2/24/06	Appendix B
10.61	Employment Transition Agreement between Adobe Systems Incorporated and Murray J. Demo dated March 21, 2006*	8-K	3/22/06	10.1
10.62	Employment offer letter between Adobe Systems Incorporated and Randy Furr dated May 16, 2006*	8-K	5/22/06	10.1
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
100.INS	XBRL Instance††				X
100.SCH	XBRL Taxonomy Extension Schema††				X

100.CAL	XBRL Taxonomy Extension††	X
100.LAB	XBRL Taxonomy Extension Labels††	X
100.PRE	XBRL Taxonomy Extension††	X

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

ADOBE SYSTEMS INCORPORATED
	By	/s/ RANDY FURR
Randy Furr,
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: July 11, 2006

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

Adobe
Acrobat
Adobe LiveCycle
Breeze
ColdFusion
Flash
Flex
InDesign
Macromedia
Postscript
Reader
Shockwave

All other brand or product names are trademarks or registered trademarks of their respective holders.