Form 10-Q
period 2006-09-01
ADOBE SYSTEMS INC
filed 2006-10-11
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2006

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

The number of shares outstanding of the registrant’s common stock as of September 29, 2006 was 583,343,840.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 1,	December 2,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$644,754	$420,818
Short-term investments	1,341,698	1,280,016
Trade receivables, net	284,586	173,245
Other receivables	46,105	31,504
Deferred income taxes	138,504	58,710
Prepaid expenses and other current assets	40,907	44,285
Total current assets	2,496,554	2,008,578
Property and equipment, net	212,875	103,549
Goodwill	2,147,557	118,683
Purchased and other intangibles, net	541,542	16,477
Investment in lease receivable	126,800	126,800
Other assets	95,457	66,228
	$5,620,785	$2,440,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$38,624	$41,042
Accrued expenses	253,389	226,915
Accrued restructuring	12,618	70
Income taxes payable	149,557	154,529
Deferred revenue	103,509	57,839
Total current liabilities	557,697	480,395
Long-term liabilities
Deferred revenue	21,282	9,731
Deferred income taxes	95,565	78,800
Accrued restructuring	24,218	—
Other liabilities	8,204	7,063
Total liabilities	706,966	575,989
Stockholders’ equity:
Common stock, $0.0001 par value	56	54
Additional paid-in-capital	2,437,694	1,350,692
Retained earnings	3,161,131	2,838,566
Accumulated other comprehensive income (loss)	1,762	(914)
Treasury stock at cost (18,932 and 102,799 shares, respectively), net of re-issuances	(686,824)	(2,324,072)
Total stockholders’ equity	4,913,819	1,864,326
Total liabilities and stockholders’ equity	$5,620,785	$2,440,315

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 1, 2006	September 2, 2005	September 1, 2006	September 2, 2005
Revenue:
Products	$579,185	$476,054	$1,830,905	$1,424,821
Services and support	23,006	10,985	62,220	31,129
Total revenue	602,191	487,039	1,893,125	1,455,950
Cost of revenue:
Products	53,308	21,593	165,426	65,222
Services and support	16,171	5,887	47,406	16,661
Total cost of revenue	69,479	27,480	212,832	81,883
Gross profit	532,712	459,559	1,680,293	1,374,067
Operating expenses:
Research and development	130,440	94,586	401,268	270,681
Sales and marketing	217,203	143,748	641,418	446,094
General and administrative	57,311	37,637	177,324	120,788
Restructuring and other charges	32	—	20,251	—
Amortization of purchased intangibles	17,693	—	52,111	—
Total operating expenses	422,679	275,971	1,292,372	837,563
Operating income	110,033	183,588	387,921	536,504
Non-operating income:
Investment loss, net	(5,113)	(2,044)	(3,718)	(6,299)
Interest and other income, net	18,092	12,420	47,563	28,352
Total non-operating income	12,979	10,376	43,845	22,053
Income before income taxes	123,012	193,964	431,766	558,557
Provision for income taxes	28,616	49,048	109,201	111,969
Net income	$94,396	$144,916	$322,565	$446,588
Basic net income per share	$0.16	$0.29	$0.54	$0.91
Shares used in computing basic net income per share	586,433	491,710	594,023	489,017
Diluted net income per share	$0.16	$0.29	$0.53	$0.88
Shares used in computing diluted net income per share	600,882	507,821	612,791	507,860
Cash dividends declared per share	$—	$—	$—	$0.00625

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 1, 2006	September 2, 2005
Cash flows from operating activities:
Net income	$322,565	$446,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216,809	47,880
Stock compensation expense	131,023	292
Deferred income taxes	7,871	(40,293)
Provision for (recovery of) losses on receivables	724	(678)
Tax benefit from employee stock option plans	—	63,802
Excess tax benefits from stock based compensation	(81,587)	—
Acquired incomplete technology	2,255	—
Net losses on sales and impairments of investments	12,055	6,318
Retirements of property and equipment	—	1,115
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(35,403)	(28,096)
Other current assets	21,732	(16,106)
Trade and other payables	(4,516)	(6,070)
Accrued expenses	(79,591)	4,500
Accrued restructuring	(36,181)	—
Income taxes payable	79,975	28,379
Deferred revenue	41,527	469
Net cash provided by operating activities	599,258	508,100
Cash flows from investing activities:
Purchases of short-term investments	(1,084,547)	(1,571,668)
Maturities of short-term investments	275,965	217,855
Sales of short-term investments	749,495	966,312
Acquisitions of property and equipment	(50,169)	(38,106)
Purchases of long-term investments and other assets	(18,595)	(24,338)
Cash received from (paid for) acquisitions	461,906	(9,541)
Proceeds from sale of equity securities	8,490	1,241
Net cash provided by (used for) investing activities	342,545	(458,245)
Cash flows from financing activities:
Purchase of treasury stock	(1,164,249)	(100,092)
Proceeds from issuance of treasury stock	360,994	249,665
Excess tax benefits from stock based compensation	81,587	—
Proceeds from issuance of common stock	306	—
Payment of dividends	—	(3,044)
Net cash provided by (used for) financing activities	(721,362)	146,529
Effect of foreign currency exchange rates on cash and cash equivalents	3,495	(1,277)
Net increase in cash and cash equivalents	223,936	195,107
Cash and cash equivalents at beginning of period	420,818	259,061
Cash and cash equivalents at end of period	$644,754	$454,168
Supplemental disclosures:
Common and treasury stock issued and stock options assumed for acquisition of Macromedia	$3,436,725	$—

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

We are currently amortizing acquired intangible assets with definite lives. Purchased technology is amortized over its useful life, which is generally 3 to 4 years, and other intangibles assets are amortized over periods from 1 to 13 years. The amortization expense is classified as cost of product revenue for acquired technology and contracts and operating expenses for all other acquired intangible assets

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) (Continued)

consisting of patents, trademarks, and customer related intangibles in our consolidated statements of income.

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
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) (Continued)

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
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) (Continued)

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for Adobe in the first quarter of fiscal 2008. We are currently evaluating the impact of FIN 48 on our consolidated financial position, results of operations, and cash flows.

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
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) (Continued)

not yet issued financial statements, including for interim periods, for that fiscal year. We will adopt SFAS 155 in the first quarter of fiscal 2007. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2. ACQUISITIONS

On December 3, 2005, we completed the acquisition of Macromedia, a provider of software technologies that enable the development of a wide range of internet and mobile application solutions, for approximately $3.5 billion. The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”

Assets acquired and liabilities assumed were recorded at their fair values as of December 3, 2005. The total $3.5 billion preliminary purchase price is comprised of the following:

Value of Adobe stock issued	$3,209,121
Fair value of stock options assumed	227,604
Direct transaction costs	29,060
Restructuring costs	72,947
Total preliminary estimated purchase price	$3,538,732

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

Direct transaction costs of $29.1 million include investment banking, legal and accounting fees, and other external costs directly related to the acquisition. As of September 1, 2006, substantially all costs for accounting, legal, and other professional services have been paid.

Restructuring costs of $73.0 million relate primarily to costs for severance, associated benefits, outplacement services, and excess facilities. See Note 7 for further details of the amounts accrued and payments made during 2006.

Purchase Price Allocation

In accordance with SFAS No. 141 the total preliminary purchase price was allocated to Macromedia’s net tangible and intangible assets based upon their estimated fair values as of December 3, 2005. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions of management. During the third quarter of fiscal 2006, we revised our estimate of certain costs associated with our acquisition of Macromedia, resulting in an increase to goodwill of approximately $4.3 million. The adjustment primarily reflected higher than estimated transaction costs and costs related to closing redundant facilities.

The primary areas of the purchase price allocation that are not yet finalized relate to certain facility costs, assumed liabilities, and goodwill. The following represents the allocation of the preliminary purchase price to the acquired net assets of Macromedia and the associated estimated useful lives:

	Amount	Estimated Useful Life
Net tangible assets	$699,059	N/A
Identifiable intangible assets:
Acquired product rights	365,500	4 years
Customer contracts and relationships	183,800	6 years
Non-competition agreements	500	2 years
Trademarks	130,700	5 years
Goodwill	2,037,039	N/A
Deferred stock-based compensation	122,134	2.18 years	†
Total preliminary estimated purchase price	$3,538,732

†                    Estimated weighted-average remaining vesting period.

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

Deferred stock-based compensation—Deferred stock-based compensation represents the estimated fair value, measured as of December 3, 2005, of unvested Macromedia stock options and restricted stock assumed. The fair value of unvested options assumed was $117.4 million using the Black Scholes valuation model. The stock price used in the valuation is $34.97, which was the closing price of Adobe shares on December 2, 2005, the last trading day before the close of the acquisition. The risk-free interest rate was the zero coupon yield on December 2, 2005 implied from U.S. Treasury securities with equivalent remaining terms. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero. We estimate the expected term by taking the average of the vesting term remaining and the contractual term of the option, as illustrated in the SAB 107. The implied volatility of Adobe traded stock options as of December 2, 2005 was used for volatility. The fair value of the unvested restricted stock of $4.8 million was based on the fair value of the underlying shares on the acquisition date.

The assumptions used to value Macromedia deferred compensation are as follows:

2006
Expected term (in years)	0.17–6.67
Volatility	32.9–35.2%
Risk free interest rate	3.97–4.48%

Total deferred stock-based compensation, of $122.1 million, is being amortized to expenses over the remaining vesting periods of the underlying options or restricted stock. See Note 6 for the amortization of deferred stock-based compensation during the third quarter of fiscal 2006.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 2. ACQUISITIONS (Continued)

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations of Adobe and Macromedia, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on December 4, 2004 or of results that may occur in the future. The pro forma financial information for the three and nine months ended September 2, 2005 includes the following items:

	Three Months	Nine Months
Amortization of intangible assets	$51,167	$153,507
Amortization of deferred stock-based compensation	15,471	54,181
Restructuring costs	32	20,251
Business combination accounting effect on historical support revenue	8,252	34,137

The unaudited pro forma financial information for the three and nine months ended September 2, 2005 combines the historical results for Adobe for the three and nine months ended September 2, 2005 and the historical results for Macromedia for the three and nine months ended June 30, 2005.

	Three Months	Nine Months
Net revenues	$595,608	$1,763,323
Net income	104,322	271,756
Basic net income per share	0.18	0.46
Diluted net income per share	0.17	0.44

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Below is our goodwill reported by segment as of September 1, 2006 and December 2, 2005:

	2006	2005
Creative Solutions	$772,558	$18,763
Knowledge Worker Solutions	431,184	8,395
Enterprise and Developer Solutions	385,002	91,525
Mobile and Device Solutions.	323,629	—
Other	235,184	—
Total goodwill	$2,147,557	$118,683

During fiscal 2006, our goodwill increased primarily due to the acquisition of Macromedia. This goodwill was subsequently reduced by $0.1 million primarily for the realization of tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions of vested options assumed and for adjustments made to deferred and current tax balances upon filing the final Macromedia U.S. income tax returns in August 2006. In addition, goodwill also increased by $18.8 million due to the acquisition of TTF in the second quarter of fiscal 2006.

Purchased and other intangible assets, subject to amortization, were as follows as of September 1, 2006:

	Cost	Accumulated Amortization	Net
Purchased technology	$384,150	$(111,244)	$272,906
Localization	7,285	(4,056)	3,229
Trademarks	130,925	(20,163)	110,762
Other intangibles	186,740	(32,095)	154,645
Total other intangible assets	324,950	(56,314)	268,636
Total purchased and other intangible assets	$709,100	$(167,558)	$541,542

Purchased and other intangible assets, subject to amortization, were as follows as of December 2, 2005:

	Cost	Accumulated Amortization	Net
Purchased technology	$18,785	$(11,153)	$7,632
Localization	$20,512	$(11,901)	$8,611
Trademarks	225	(82)	143
Other intangibles	301	(210)	91
Total other intangible assets	$21,038	$(12,193)	$8,845
Total purchased and other intangible assets	$39,823	$(23,346)	$16,477

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES (Continued)

The increase in purchased and other intangible assets during the nine months ended September 1, 2006 was primarily due to the acquisition of Macromedia. See Note 2 for further information regarding this acquisition. Purchased and other intangibles also increased primarily due to the acquisition of TTF in the second quarter of fiscal 2006.

Amortization expense related to purchased and other intangible assets was $54.3 million and $166.2 million for the three and nine months ended September 1, 2006 respectively. Comparatively, amortization expense was $6.2 million and $14.9 million for the three and nine months ended September 2, 2005, respectively. As of September 1, 2006, we expect amortization expense in future periods to be as shown below:

	Purchased	Other Intangible
Fiscal year	Technology	Assets
Remainder of 2006	$21,214	$15,593
2007	78,718	58,460
2008	64,039	55,160
2009	56,325	55,139
2010	7,063	55,139
2011	5,121	29,108
Thereafter	40,426	37
Total expected amortization expense	$272,906	$268,636

NOTE 4. OTHER ASSETS

Other assets consisted of the following as of September 1, 2006 and December 2, 2005:

	2006	2005
Investments	$57,454	$51,707
Security deposits and other	11,962	7,419
Prepaid land lease	3,272	3,301
Prepaid rent	3,879	3,801
Restricted cash	5,462	—
Unbilled receivables	11,056	—
Note receivable	2,372	—
Total other assets	$95,457	$66,228

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

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 4. OTHER ASSETS (Continued)

The following table summarizes the net realized gains and losses from our investments for the three and nine months ended September 1, 2006 and September 2, 2005:

	Three Months		Nine Months
	2006	2005	2006	2005
Net losses related to our investments in Adobe Ventures and cost method investments	$(5,013)	$(2,081)	$(3,558)	$(5,906)
Write-downs due to other-than-temporary declines in value of our marketable equity securities	—	—	—	(558)
Gains from sales of short-term investments	—	143	—	85
Gains (losses) on stock warrants	(100)	(124)	(160)	62
Other investment gains	—	18	—	18
Total investment loss	$(5,113)	$(2,044)	$(3,718)	$(6,299)

NOTE 5. ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 1, 2006 and December 2, 2005:

	2006	2005
Compensation and benefits	$119,016	$112,362
Sales and marketing allowances	16,686	16,306
Other	117,687	98,247
Total accrued expenses	$253,389	$226,915

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
(Unaudited)

NOTE 6. STOCK-BASED COMPENSATION (Continued)

Employees purchase shares in each purchase period at 85% of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower.

Restricted Stock

We grant restricted shares and performance awards to employees under our Amended 1994 Performance and Restricted Stock Plan (“Restricted Stock Plan”). The Restricted Stock Plan provides for the granting of restricted stock and/or performance awards to officers and key employees. Restricted stock issued under the Restricted Stock Plan generally vest annually over two to three years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights.

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
(Unaudited)

NOTE 6. STOCK-BASED COMPENSATION (Continued)

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

In addition to estimating expense for grants to Adobe employees, we also estimated deferred compensation related to unvested options assumed in the acquisition of Macromedia (see Note 2 for further information). In accordance with SFAS 123R, deferred compensation expense is classified by functional area on our consolidated statement of income.

The assumptions used to value option grants for the three and nine months ended September 1, 2006 and September 2, 2005 are as follows:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Expected life (in years)	3.7	3.0	3.7	3.0
Volatility	33.73–36.95%	34–37%	30.29–36.95%	30–37%
Risk free interest rate	4.89–5.15%	3.90%	4.30–5.15%	3.38–3.90%

The assumptions used to value employee stock purchase rights for the three and nine months ended September 1, 2006 and September 2, 2005 are as follows:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility	31.86–35.02%	37%	30.30–35.02%	32–37%
Risk free interest rate	5.16–5.26%	3.58%	4.32–5.26%	3.03–3.58%

See Note 2 for the assumptions used to value Macromedia deferred compensation.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 6. STOCK-BASED COMPENSATION (Continued)

Total stock-based compensation recognized on our consolidated statement of income for the three and nine months ended September 1, 2006 is as follows:

Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Shares	Amortization of Macromedia Deferred Compensation
Three months:
Cost of revenue—services and support	$569	$—	$249
Research and development	11,518	466	802
Sales and marketing	8,767	212	14,104
General and administrative	5,214	441	316
Total	$26,068	$1,119	$15,471
Nine Months:
Cost of revenue—services and support	$1,749	$—	$4,547
Research and development	32,795	1,012	14,659
Sales and marketing	25,081	831	29,206
General and administrative	14,519	855	5,769
Total	$74,144	$2,698	$54,181

The following table sets forth the pro forma amounts of net income and net income per share, for the three and nine months ended September 2, 2005, that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123:

	Three Months	Nine Months
Net income:
As reported	$144,916	$446,588
Add: Stock-based compensation expense for employees included in reported net income, net of related tax effects	72	189
Less: Total stock-based compensation expense for employees determined under the fair value based method, net of related tax effects	(24,531)	(66,550)
Pro forma	$120,457	$380,227
Basic net income per share:
As reported	$0.29	$0.91
Pro forma	$0.24	$0.78
Diluted net income per share:
As reported	$0.29	$0.88
Pro forma	$0.24	$0.75

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 6. STOCK-BASED COMPENSATION (Continued)

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

As of September 1, 2006, there was $150.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Adobe employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. Additionally, as of September 1, 2006, there was $71.3 million of unamortized deferred compensation, related to the acquisition of Macromedia, which will be recognized over a weighted average period of 1.19 years.

General Stock Option Information

The following table sets forth the summary of option activity under our stock option program for the nine months ended September 1, 2006:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Beginning of period	24,294	65,251	$21.56
Granted	(11,551)	11,348	28.32
Exercised	—	(18,316)	16.93
Canceled	4,111	(4,111)	24.89
Expired	(94)	—	—
Due to acquisition	270	15,143	—
End of period	17,030	69,315	$23.59
Weighted average fair value of options granted	$10.70

The difference in shares granted under options available for grant and number of options outstanding is due to performance share grants. See below for information regarding the performance shares. The total intrinsic value of options exercised during the period was $312.8 million. The intrinsic value is calculated as the difference between the market value as of September 1, 2006 and the exercise price of the shares. The market value as of September 1, 2006 was $32.33 as reported by the NASDAQ Global Select Market.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 6. STOCK-BASED COMPENSATION (Continued)

Information regarding the stock options outstanding at September 1, 2006 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.56 – 13.24	8,219	3.82 years	$11.09	7,821	$11.10
$13.37 – 15.68	7,411	3.44 years	13.81	6,946	13.79
$15.69 – 19.55	10,649	2.80 years	18.46	9,476	18.36
$19.64 – 21.04	2,539	4.46 years	20.39	2,129	20.34
$21.16 – 21.78	7,040	5.02 years	21.77	3,926	21.77
$21.97 – 27.83	7,004	4.25 years	26.12	4,693	26.68
$27.85 – 30.79	9,402	6.74 years	30.28	909	29.52
$30.80 – 32.42	12,405	4.76 years	32.19	6,441	32.13
$32.67 – 60.87	4,645	6.30 years	37.18	422	35.06
$68.43 – 68.43	1	3.83 years	68.43	1	68.43
	69,315	4.54 years	$23.59	42,764	$20.09

The aggregate intrinsic value of options outstanding and options exercisable as of September 1, 2006 was $629.1 million and $524.7 million, respectively.

General Restricted Stock and Performance Share Information

Restricted Stock	Non-vested Shares	Weighted Average Grant Date Fair Value
Beginning of period	428	$14.38
Awarded	9	39.47
Released	(292)	22.03
Forfeited	(2)	29.79
Due to acquisition	414	22.35
End of period	557	$10.73

During the nine months ended September 1, 2006, we granted 360,000 performance shares under the Program. Upon achievement of performance goals, the recipients may be eligible to receive up to 540,000 shares. These shares will be issued out of our 2003 Plan and our Restricted Stock Plan.

NOTE 7. RESTRUCTURING AND OTHER CHARGES

In the first quarter of fiscal 2006, pursuant to Board of Directors’ approval, we initiated plans to restructure both the pre-merger operations of Adobe and Macromedia to eliminate certain duplicative activities, focus our resources on future growth opportunities and reduce our cost structure. In connection with the worldwide restructuring plan, we recognized costs related to termination benefits for employee positions that were eliminated and for the closure of duplicative facilities. We also recognized costs related

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 7. RESTRUCTURING AND OTHER CHARGES (Continued)

to the cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Macromedia.

Macromedia Merger Restructuring Charges

A summary of preliminary restructuring activities follows:

	Initial Restructuring Charges	Cash Payments	Adjustments	Balance at September 1, 2006
Termination Benefits	$26,608	$(25,549)	$869	$1,928
Cost of closing redundant facilities	32,083	(7,874)	7,625	31,834
Cost of contract termination	3,969	(3,046)	(699)	224
Other	2,500	(1,061)	—	1,439
Total	$65,160	$(37,530)	$7,795	$35,425

We completed our acquisition of Macromedia on December 3, 2005. Pursuant to Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” all restructuring charges related to the Macromedia acquisition are recognized as a part of the purchase price allocation, as discussed in Note 2 and have been accrued for as of September 1, 2006.

Accrued restructuring charges of $35.4 million at September 1, 2006 includes $11.6 million recorded in accrued restructuring, current and $23.8 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets.Adobe Restructuring Charges

In connection with the worldwide restructuring plan, we recognized costs related to termination benefits for former Adobe employees whose positions were eliminated and for the closure of Adobe facilities. We also recognized costs related to the cancellation of certain contracts held by Adobe. In addition, costs related to the write-off of fixed assets located at facilities that will no longer be used will be recognized in the periods that the respective offices are vacated. We expect to recognize these charges through the first quarter of fiscal 2007.

A summary of exit costs follows:

	Initial Restructuring Charges	Cash Payments	Adjustments	Balance at September 1, 2006
Termination Benefits	$18,879	$(18,677)	$166	$368
Cost of closing redundant facilities	—	(308)	1,101	793
Cost of contract termination	105	(11)	—	94
Total	$18,984	$(18,996)	$1,267	$1,255

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 7. RESTRUCTURING AND OTHER CHARGES (Continued)

Pursuant to FASB’s Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” all facility related charges related to the pre-merger operations are expensed and accrued for based upon the cease use date. As of September 1, 2006, accrued restructuring charges of $1.3 million at September 1, 2006 includes $1.0 million recorded in accrued restructuring, current and $0.3 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets.

Accelio Related Restructuring Charges

In connection with our acquisition of Accelio in the second quarter of fiscal 2002, we recognized $14.5 million in liabilities associated with a worldwide reduction in force of Accelio employees, transaction costs, costs related to closing redundant facilities and terminating contracts and other exit costs associated with the acquisition. As of September 1, 2006, $0.1 million remained in accrued restructuring on the consolidated balance sheet and comprised transaction and facilities costs. Transaction costs primarily relate to the liquidation of Accelio’s subsidiaries and are expected to be paid through fiscal 2006. Facilities costs relate to leases we assumed upon acquisition of Accelio that terminate at various times through September 2006.

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

During fiscal 2005 and for the nine months ended September 1, 2006, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $600 million and $1.1 billion, respectively. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our stock. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. For a monthly breakdown of repurchase amounts refer to Part II, Item 2(c) of this filing. The parameters

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY (Continued)

used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval, and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended September 1, 2006, we repurchased 1.7 million shares at an average price of $36.04 through open market repurchases and 34.6 million shares at an average price of $33.82 through these structured repurchase agreements which included prepayments from fiscal 2005. During the nine months ended September 2, 2005, we repurchased 7.5 million shares at an average price of $30.36 through these structured repurchase agreements which included prepayments remaining from fiscal 2004.

For the nine months ended September 1, 2006, the $1.1 billion prepayment was classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by September 1, 2006 are excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of September 1, 2006 will expire on or before February 7, 2007. As of September 1, 2006 and December 2, 2005, approximately $85.8 million and $154.9 million respectively, of up-front payments remained under the agreements.

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

The following table sets forth the components of comprehensive income, net of income tax expense, for the three and nine months ended September 1, 2006 and September 2, 2005:

	Three Months		Nine Months
	2006	2005	2006	2005
Net income	$94,396	$144,916	$322,565	$446,588
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for sale securities, net of taxes	2,730	(292)	2,595	(194)
Currency translation adjustments	20	1,973	3,495	(1,277)
Net gain (loss) in derivative instruments, net of taxes	1,903	(5,015)	(3,414)	949
Other comprehensive income (loss)	4,653	(3,334)	2,676	(522)
Total comprehensive income, net of taxes	$99,049	$141,582	$325,241	$446,066

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

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

Note 10. Net Income per Share (Continued)

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 1, 2006 and September 2, 2005:

	Three Months		Nine Months
	2006	2005	2006	2005
Net income	$94,396	$144,916	$322,565	$446,588
Shares used to compute basic net income per share	586,433	491,710	594,023	489,017
Dilutive potential common shares:
Unvested restricted stock	35	36	35	36
Stock options	14,414	16,075	18,733	18,807
Shares used to compute diluted net income per share	600,882	507,821	612,791	507,860
Basic net income per share	$0.16	$0.29	$0.54	$0.91
Diluted net income per share	$0.16	$0.29	$0.53	$0.88

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 10. NET INCOME PER SHARE (Continued)

For the three and nine months ended September 1, 2006 options to purchase approximately 27.7 million and 16.7 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $30.21 and $34.38, respectively, were not included in the calculation because the effect would have been anti-dilutive. Comparatively, for the three and nine months ended September 2, 2005 options to purchase approximately 16.7 million and 10.3 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $28.78 and $30.23, respectively, were excluded from the calculation because the effect would have been anti-dilutive.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2025. We also have one land lease that expires in 2091.

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

These two leases are both subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessors quarterly. As of September 1, 2006, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term (for the East and West towers lease only), purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. Under FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized a $5.2 million liability related to the East and West towers lease that was extended in August 2004. This liability is recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the lease. As of September 1, 2006, the unamortized portion of the fair value of the residual value guarantee remaining in other long-term liabilities and prepaid rent was $3.0 million.

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

As part of our limited partnership interests in Adobe Ventures, we have provided a general indemnification to Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures, for certain events or occurrences while Granite Ventures is, or was serving, at our request in such capacity provided that Granite Ventures acts in good faith on behalf of the partnerships. We are unable to develop an estimate of the maximum potential amount of future payments that could

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

Rpotentially result from any hypothetical future claim, but believe the risk of having to make any payments under this general indemnification to be remote.

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

On June 13, 2005, Plaintiff Steve Staehr filed a shareholder derivative action entitled “Steve Staehr, Derivatively on Behalf of Adobe Systems Incorporated v. Bruce R. Chizen, et. al.,” in the Superior Court of the State of California for the County of Santa Clara against Adobe’s directors and naming Adobe as a nominal defendant. The complaint alleges that the defendants breached their fiduciary duties of loyalty and due care and caused Adobe to waste corporate assets by failing to renegotiate or terminate the acquisition agreement with Macromedia following the announcement by Macromedia that it would restate its financial results for the fiscal years ended March 31, 1999 through 2004. On August 18, 2005, Plaintiff amended his complaint to add a purported class action in which Plaintiff seeks, among other things, unspecified monetary damages, attorneys’ fees and certain forms of equitable relief. On May 9, 2006, Plaintiff filed a third amended complaint, to which defendants demurred. A hearing on the demurrer was held on July 7, 2006 and the court granted the defendant’s motion and dismissed the complaint with prejudice.

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

One such case is Consultores en Computación y Contabilidad, S.C. (“CCC”) v. Microsoft, Adobe, Symantec, and Autodesk (the “Defendants”). On March 1, 2002, CCC, a Mexican hardware/software reseller, filed a lawsuit in the Mexico Court of First Instance against the Defendants (all members of the Business Software Alliance). CCC had previously been the target of a criminal anti-piracy enforcement action carried out by the Mexican police authorities on the basis of a piracy complaint filed by the Defendants based on evidence provided to the Defendants. CCC alleged in the lawsuit that it had suffered damages to its reputation as a result of the enforcement action. CCC did not claim economic damages. On

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

November 11, 2002, the trial court judge ruled in favor of the Defendants, holding that no moral damage occurred. After subsequent appeals which were favorable to the Defendants, a court of appeals held that the Defendants were liable to CCC for “moral” damages, and the court remanded the case to the Court of First Instance for a determination of the amount. In December 2005, the Court of First Instance awarded CCC $90 million in damages. The Defendants are appealing the verdict, as are the plaintiffs who seek additional damages. If, after all appeals have been exhausted, the existing verdict stands and is enforceable, Adobe would be responsible for approximately $15 million of the judgment. In August 2006, we entered into a settlement agreement with CCC, which did not have a material effect on our financial statements.

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

Economic Hedging—Hedges of Forecasted Transactions

We use foreign exchange option contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such cash flow exposures result from portions of our forecasted revenues denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the Euro. These foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. The maximum original duration of any option contract is twelve months. We enter into these foreign exchange contracts to hedge forecasted product licensing revenue in the normal course of business, and accordingly, they are not speculative in nature.

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

Gain (Loss) on Hedges of Forecasted Transactions:

Balance Sheet

	Other Comprehensive Income (Loss)
	September 1,	December 2,
	2006	2005
Recognized but Unrealized—Open Transactions:
Net unrealized gain remaining in other accumulated comprehensive income	$1,903	$5,317

When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the three and nine months ended September 1, 2006 and September 2, 2005, there were no such gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

Pursuant to SFAS 133, we evaluate hedge effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in other income (loss) on the consolidated income statement. The net gain (loss) recognized in other income for cash flow hedges due to hedge ineffectiveness was insignificant for the three and nine months ended September 1, 2006 and September 2, 2005. The time value of purchased derivative instruments is recorded in other income (loss).

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 12. FINANCIAL INSTRUMENTS (Continued)

A summary of the amounts included on the consolidated income statement due to occurrence of the hedged transaction and or time value degradation on open hedge transactions is as follows:

Income Statement

	Three Months Ended
	September 1, 2006		September 2, 2005
	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Gain (loss) on completed hedge transactions:
Net realized gain reclassified from other accumulated comprehensive income to revenue	$210	$—	$5,351	$—
Net realized loss from the cost of purchased options	—	(2,706)	—	(1,061)
Gain on open hedge transactions:
Net unrealized gain from time value degradation on open cash flow hedge transactions	—	1,046	—	233
	$210	$5,351	$(1,660)	$(828)

	Nine Months Ended
	September 1, 2006		September 2, 2005
	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Gain (loss) on completed hedge transactions:
Net realized gain reclassified from other accumulated comprehensive income to revenue	$3,301	$—	$5,351	$—
Net realized loss from the cost of purchased options	—	(6,419)	—	(5,567)
Gain (loss) on open hedge transactions:
Net unrealized gain (loss) from time value degradation on open cash flow hedge transactions	—	(1,800)	—	2,915
	$3,301	$(8,219)	$5,351	$(2,652)

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At September 1, 2006, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 12. FINANCIAL INSTRUMENTS (Continued)

Net gains (losses) recognized in other income (loss) relating to balance sheet hedging for the three and nine months ended September 1, 2006 and September 2, 2005 were as follows:

	Three Months		Nine Months
	2006	2005	2006	2005
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income (loss)	$(44)	$19	$9,864	$(5,434)
Net unrealized gain (loss) recognized in other income (loss)	(1,932)	1,280	44	(1,099)
	(1,976)	1,299	9,908	(6,533)
Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income (loss)	(713)	3,956	(5,454)	6,521
Net unrealized gain (loss) recognized in other income (loss)	3,683	(4,281)	(1,778)	1,860
	2,970	(325)	(7,232)	8,381
Net gain recognized in other income	$994	$974	$2,676	$1,848

NOTE 13. INDUSTRY SEGMENTS

Coinciding with the integration of Macromedia and the start of fiscal 2006, we changed the reporting of our principal business segments to be aligned with our market opportunities and how we manage our combined businesses. For comparability, the prior fiscal period’s results have been reclassified to reflect the realignment of the business segments.

We have five reportable segments: Creative Solutions, Knowledge Worker Solutions, Enterprise and Developer Solutions, Mobile and Device Solutions, and Other. Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers. This segment combines most of the products of our prior Creative Professional and Digital Imaging and Video business segments, along with the creative professional-focused products and solutions that we obtained through our acquisition of Macromedia. The Knowledge Worker Solutions segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains revenue generated by Adobe Acrobat Connect and our Acrobat family of products. Our Enterprise segment provides server-based enterprise interaction solutions that automate people-centric processes. The segment contains revenue generated by our LiveCycle, ColdFusion and Flex lines of products. The Mobile and Device Solutions segment provides solutions that create compelling experiences through rich content, user interfaces, and data services on mobile and non-PC devices such as cellular phones, consumer devices and internet connected hand-held devices. Finally, our Other segment contains several of our products and services which address market opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and OEM printing businesses, to new strategic opportunities such as OEM revenue generated from our desktop Adobe Engagement Platform—which includes Adobe Reader and Macromedia Flash Player applications.

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

	Creative Solutions	Knowledge Worker Solutions	Enterprise and Developer Solutions	Mobile and Device Solutions	Other	Total
Three Months ended September 1, 2006
Revenue	$328,071	$154,092	$49,361	$9,144	$61,523	$602,191
Cost of revenue	30,310	9,298	16,918	5,610	7,343	69,479
Gross profit	$297,761	$144,794	$32,443	$3,534	$54,180	$532,712
Gross profit as a percentage of revenues	91%	94%	66%	39%	88%	88%
Three Months ended September 2, 2005
Revenue	$290,876	$135,781	$30,087	$—	$30,295	$487,039
Cost of revenue	14,397	4,830	6,033	—	2,220	27,480
Gross profit	$276,479	$130,951	$24,054	$—	$28,075	$459,559
Gross profit as a percentage of revenues	95%	96%	80%	—	93%	94%

	Creative Solutions	Knowledge Worker Solutions	Enterprise and Developer Solutions	Mobile and Device Solutions	Other	Total
Nine Months ended September 1, 2006
Revenue	$1,064,951	$485,890	$137,203	$25,626	$179,455	$1,893,125
Cost of revenue	98,632	27,040	49,704	15,749	21,707	212,832
Gross profit	$966,319	$458,850	$87,499	$9,877	$157,748	$1,680,293
Gross profit as a percentage of revenues	91%	94%	64%	39%	88%	89%
Nine Months Ended September 2, 2005
Revenue	$834,358	$446,856	$80,053	$—	$94,683	$1,455,950
Cost of revenue	39,993	17,109	17,639	—	7,142	81,883
Gross profit	$794,365	$429,747	$62,414	$—	$87,541	$1,374,067
Gross profit as a percentage of revenues	95%	96%	78%	—	92%	94%

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(Unaudited)

NOTE 13. INDUSTRY SEGMENTS (Continued)

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and nine month periods ended September 1, 2006 and September 2, 2005 is as follows:

	Three Months		Nine Months
	2006	2005	2006	2005
Total gross profit from operating segments above	$532,712	$459,559	$1,680,293	$1,374,067
Total operating expenses*	422,679	275,971	1,292,372	837,563
Total operating income	110,033	183,588	387,921	536,504
Non-operating income	12,979	10,376	43,845	22,053
Income before income taxes	$123,012	$193,964	$431,766	$558,557

*                    Total operating expenses comprise research and development, sales and marketing and general and administrative. For fiscal 2006, operating expenses also include restructuring and other charges and amortization of purchased intangibles.

NOTE 14. SUBSEQUENT EVENT

In September 2006, we completed the sale of our minority equity investment in Atom Entertainment, Inc. As a result of the sale, we will receive a total cash payment of approximately $91.2 million, of which $82.3 million was paid at closing and $8.9 million is being held in escrow for 18 months. As of September 1, 2006 our carrying value in Atom Entertainment was $13.2 million. We are currently assessing the tax impact on our financial statements.

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

We have just concluded a voluntary review of our stock option granting practices covering the period from 1997 to 2006. Our review earlier this year of executive officer grants uncovered no improper grants to our executive officers. Following this management review, in the fourth quarter of this year, our Board of Directors formed a Special Committee of outside Directors to undertake a broader review of annual non-executive employee option grants. The Special Committee enlisted the assistance of independent legal counsel and an independent accounting firm. The Special Committee uncovered no fraud or intentional wrongdoing. The Special Committee did find certain instances relating to grants made to employees where the list of employees and/or shares allocated to them was not sufficiently definitive for the grant to be deemed final as of the reported grant date. In other instances, the Special Committee found that adjustments were made to some employee grants after the grant date without a corresponding change to the measurement date. We believe the impact of these instances to be immaterial for each prior year as well as in the aggregate to our expected current fiscal year 2006 results.

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial

Statements”. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The primary concepts set forth in SAB 108 are as follows:

•       Registrants should quantify errors using both the “rollover” approach (current year statement of operations effect) and “iron curtain” approach (year end balance sheet effect) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

•       If correcting the item in the current year materially affects the current year but the item was not material in any prior year, “the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements.” However, in this circumstance, correcting prior year financial statements for immaterial errors does not require amending previously filed financial statements. The correction can be made the next time the prior year financial statements are filed.

•       For purposes of evaluating materiality under the “iron curtain” approach, all uncorrected errors on the balance sheet are presumed to be reversed into the statement of operations in the current period even though some or all of the uncorrected difference may relate to periods prior to the latest statement of operations presented and, therefore, would only impact opening accumulated earnings (deficit). If the amount of the uncorrected difference(s) is determined to be material to the current period statement of operations, then such amount would be deemed material and would have to be corrected for in the manner set forth above.

SAB 108 provides for the following transition guidance in the initial period of adoption:

•       Restatement of prior years is not required if the registrant properly applied its previous approach, either “rollover” or “iron curtain” approach, so long as all relevant qualitative factors were considered.

•       The SEC Staff will not object if a registrant records a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial, quantitatively and qualitatively, based on the appropriate use of the registrant’s previous approach.

•       If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption (e.g. January 1, 2006 for a calendar year company).

•       At transition, registrants electing not to restate prior periods are required to disclose “the nature and amount of each individual error being corrected for in the cumulative adjustment. The disclosure should also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial.”

Historically, we have evaluated uncorrected differences utilizing the “rollover” approach. We are currently evaluating the potential impacts of adopting SAB 108. Although we believe our prior period assessments of uncorrected differences utilizing the “rollover” approach and the conclusions reached regarding its quantitative and qualitative assessments of such uncorrected differences were appropriate, we expect that, due to the analysis required in SAB 108, certain historical uncorrected differences related to stock-based compensation, as noted above, will be corrected for as a cumulative effect adjustment to the opening retained earnings balance as of December 3, 2005.

We have not yet completed our analysis, however, we estimate that the expected net reduction to the opening retained earnings balance as of December 3, 2005, will be approximately $25 – $30 million. We are continuing to evaluate the impact of adopting SAB 108 and, as a result, the actual reduction to the opening retained earnings balance as of December 3, 2005 could be different than the $25 – $30 million estimate.

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

RESULTS OF OPERATIONS

Overview of the Three and Nine Months Ended September 1, 2006

During the third quarter of fiscal 2006, we continued to focus on driving revenue growth and increasing market share of our products through the continued delivery of comprehensive software solutions that meet the evolving needs of our customers.

In our Creative Solutions business segment, despite normal seasonal weakness that we experience in our third quarter, we achieved solid revenue results that were in line with our expectations. These expectations factored in a continued weakness in our creative business as it relates to existing customers deciding to delay upgrades of older versions of their software in anticipation of future releases. Helping our creative business performance was continued strong performance with our InDesign product, as well as strong year-over-year growth with our digital video related products.

In our Knowledge Worker Solutions business segment, revenue from the Acrobat family of products remained solid during the third quarter, which is the quarter preceding the pending launch of the next major version of Acrobat.

Our Enterprise and Developer Solutions business segment achieved strong sequential and year-over-year results, driven by record revenue for our LiveCycle family of enterprise server products.

Our Mobile and Device business segment achieved sequential quarter-over-quarter growth; and our Other business segment achieved solid results.

We continue to focus on delivering innovative products and solutions for our customers. Our success could be limited by several factors, including the timely release of new products, continued market acceptance of our products, and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see Part II, Item IA, “Risk Factors.”

Revenue for the Three and Nine Months Ended September 1, 2006 and September 2, 2005

	Three Months		Percent	Nine Months		Percent
	2006	2005	Change	2006	2005	Change
Product	$579.2	$476.0	22%	$1,830.9	$1,424.9	28%
Percentage of total revenues	96%	98%		97%	98%
Services and support	23.0	11.0	109%	62.2	31.1	100%
Percentage of total revenues	4%	2%		3%	2%
Total revenues	$602.2	$487.0		$1,893.1	$1,456.0

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

Segment revenues

	Three Months		Percent	Nine Months		Percent
	2006	2005	Change	2006	2005	Change
Creative Solutions	$328.1	$290.9	13%	$1,065.0	$834.3	28%
Percentage of total revenues	55%	60%		56%	57%
Knowledge Worker Solutions	154.1	135.7	13%	485.9	446.9	9%
Percentage of total revenues	26%	28%		26%	31%
Enterprise and Developer Solutions	49.4	30.1	64%	137.2	80.1	71%
Percentage of total revenues	8%	6%		7%	6%
Mobile and Device Solutions	9.1	—	* %	25.5	—	* %
Percentage of total revenues	2%	—		1%	—
Other	61.5	30.3	103%	179.5	94.7	90%
Percentage of total revenues	10%	6%		9%	6%
Total revenues	$602.2	$487.0		$1,893.1	$1,456.0

*                    Percentage is not meaningful.

Revenue from our Creative Solutions segment increased during the three and nine months ended September 1, 2006 as compared to the three and nine months ended September 2, 2005 primarily due to the addition of new products related to the acquisition of Macromedia. We had an approximately 39% and 47% increase in revenues respectively, from our Digital Video software products due to the release of the Adobe Production Studio and the new versions of our video products. Revenue also increased 11% for the nine months ended September 1, 2006, in our creative products due to continued growth in revenue from our Adobe Creative Suites product and the introduction of new software bundles. These increases were partially offset by a decrease in revenues of 3% and 6% respectively, for the three and nine months ended September 1, 2006, from our Digital Imaging software products due to product lifecycle timing. Additionally, for the three months ended September 1, 2006, revenue from our Creative Professional software products decreased 10% due to product lifecycle timing.

Revenue from our Knowledge Worker Solutions segment increased during the three and nine months ended September 1, 2006 as compared to the three and nine months ended September 2, 2005 primarily due to the addition of new products related to the acquisition of Macromedia. There were no notable decreases for the three and nine months ended September 1, 2006.

Revenue from our Enterprise and Developer Solutions segment increased during the three and nine months ended September 1, 2006 as compared to the three and nine months ended September 2, 2005 primarily due to the addition of new products related to the acquisition of Macromedia. Revenue from this segment also grew due to increases in revenue from our LiveCycle products of 16% and 26% as a result of increased licensing and server support revenue, as we continue to focus on both the government sector and financial services. There were no notable decreases for the three and nine months ended September 1, 2006.

Revenue from our Mobile and Device Solutions segment increased during the three and nine months ended September 1, 2006 as compared to the three and nine months ended September 2, 2005, wholly due to the addition of new products related to the acquisition of Macromedia.

Revenue from our Other segment increased during the three and nine months ended September 1, 2006 as compared to the three and nine months ended September 2, 2005, primarily due to increased revenue from PostScript licensing and to the addition of new products related to the acquisition of Macromedia. There were no notable decreases for the three and nine months ended September 1, 2006.

Geographical Information

	Three Months		Percent	Nine Months		Percent
	2006	2005	Change	2006	2005	Change
Americas	$310.3	$228.3	36%	$929.9	$688.7	35%
Percentage of total revenues	52%	47%		49%	47%
EMEA	165.4	153.0	8%	553.7	448.6	23%
Percentage of total revenues	27%	31%		29%	31%
Asia	126.5	105.7	20%	409.5	318.7	28%
Percentage of total revenues	21%	22%		22%	22%
Total revenues	$602.2	$487.0		$1,893.1	$1,456.0

Overall revenues in each of the geographic segments for the three and nine months ended September 1, 2006 increased comparatively to the three and nine months ended September 2, 2005 primarily due to the acquisition of Macromedia.

Revenue in the Americas increased during the three and nine months ended September 1, 2006 due to the strength of our Creative Solutions, Enterprise Solutions, Knowledge Worker Solutions and Other segments.

Revenue in EMEA increased during the three months ended September 1, 2006 due to the strength of our Other segment. Revenue in EMEA increased during the nine months ended September 1, 2006 due to the strength of our Creative Solutions, Enterprise Solutions, and Other segments.

Revenue in Asia increased during the three months ended September 1, 2006 due to the strength of our Creative Solution, Mobile and Device Solutions, and Other segments. Revenue in Asia increased during the nine months ended September 1, 2006 due to the strength of our Creative Solutions, Enterprise Solutions, Mobile and Device Solutions, and Other segments.

Additionally, revenues in EMEA and Asia measured in US dollars decreased approximately $1.8 million and $41.6 million during the three and nine months ended September 1, 2006, respectively, over the same reporting periods last year due to the strength of the dollar over the euro and the yen.

Inventory Information

At the end of the third quarter of fiscal 2006 our distributor inventory position was within our global inventory policy which allows up to an estimated 4.5 weeks of anticipated product supply at our distributors.

With regard to our product backlog, our experience is that the actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects. For example, prior to the finalization and release of new products, we may have significant levels of orders for new product releases. Our backlog of unfulfilled orders at the end of the third quarter of fiscal 2006, other than those associated with new product releases, those pending credit review and those not shipped due to the application of our global distributor inventory policy, was an insignificant percentage of third quarter fiscal 2006 revenue. The comparable backlog at the end of the second quarter of fiscal 2006 was also an insignificant percentage of second quarter fiscal 2006 revenue.

Cost of Revenue for the Three and Nine Months Ended September 1, 2006 and September 2, 2005

	Three Months		Percent	Nine Months		Percent
	2006	2005	Change	2006	2005	Change
Product	$53.3	$21.6	147%	$165.4	$65.2	154%
Percentage of total revenues	9%	4%		9%	5%
Services and support	16.2	5.9	175%	47.4	16.7	185%
Percentage of total revenues	3%	1%		3%	1%
Total cost of revenues	$69.5	$27.5		$212.8	$81.9

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies and the costs associated with the manufacturing of our products.

Cost of product revenue fluctuated primarily due to the acquisition of Macromedia in the following areas:

	% Change 2006 to 2005 QTD	% Change 2006 to 2005 YTD
Increased amortization of purchased technology	155%	154%
Decreased localization costs related to our product launches	(12)	—
Increased royalties for licensed technologies	3	1
Decreased excess and obsolete inventory	(1)	(4)
Increased material costs due to product mix	—	2
Various individually insignificant items	2	1
Total change	147%	154%

Cost of services and support revenue is composed primarily of employee-related costs and related costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased during the three and nine months ended September 1, 2006 as compared to the three and nine months ended September 2, 2005, due to compensation and related benefits and travel expenses as a result of higher headcount related to increases in services and support activities. Included in compensation costs for the three and nine months ended September 1, 2006 are compensation and related benefits, including amortization of deferred compensation, for former Macromedia employees and stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal 2006. Cost of services and support revenue also increased due to costs associated with our Expert Support program.

Operating Expenses for the Three and Nine Months Ended September 1, 2006 and September 2, 2005

	Three Months		Percent	Nine Months		Percent
	2006	2005	Change	2006	2005	Change
Research and development	$130.4	$94.6	38%	$401.3	$270.7	48%
Percentage of total revenues	22%	19%		21%	19%

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses fluctuated due to the following:

	% Change 2006 to 2005 QTD	% Change 2006 to 2005 YTD
Increased compensation and related benefits associated with headcount growth related to the Macromedia acquisition, higher incentive compensation, amortization of deferred stock compensation related to the acquisition of Macromedia and stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal 2006	30%	36%
Increased facility costs related to acquisition of Macromedia	4	5
Increased costs related to purchase of incomplete technology	—	3
Various individually insignificant items	4	4
Total change	38%	48%

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

	Three Months		Percent	Nine Months		Percent
	2006	2005	Change	2006	2005	Change
Sales and marketing	$217.2	$143.7	51%	$641.4	$446.1	44%
Percentage of total revenues	36%	30%		34%	31%

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

Sales and marketing expenses fluctuated due to the following:

	% Change 2006 to 2005 QTD	% Change 2006 to 2005 YTD
Increased compensation and related benefits associated with headcount growth related to the Macromedia acquisition, higher incentive compensation, amortization of deferred stock compensation related to the acquisition of Macromedia and stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal 2006	39%	34%
Increased contractor costs	3	3
Increased professional fees	3	3
Increased facility costs related to acquisition of Macromedia	3	3
Increased marketing spending related to product launches and overall marketing efforts to further increase revenues	1	1
Various individually insignificant items	2	—
Total change	51%	44%

	Three Months		Percent	Nine Months		Percent
	2006	2005	Change	2006	2005	Change
General and administrative	$57.3	$37.6	52%	$177.3	$120.8	47%
Percentage of total revenues	10%	8%		9%	8%

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

General and administrative expenses fluctuated due to the following:

	% Change 2006 to 2005 QTD	% Change 2006 to 2005 YTD
Increased compensation and related benefits associated with headcount growth related to the Macromedia acquisition, higher incentive compensation, amortization of deferred stock compensation related to the acquisition of Macromedia and stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal 2006	20%	22%
Increased charitable contributions	10	1
Increased legal costs	9	5
Increased contractor costs	4	5
Increased depreciation and amortization	5	5
Increased repairs and maintenance	3	3
Increased provision for bad debt	—	1
Various individually insignificant items	1	5
Total change	52%	47%

	Three Months			Percent	Nine Months		Percent
	2006		2005	Change	2006	2005	Change
Restructuring and other charges	$—		$—	* %	$20.2	$—	* %
Percentage of total revenues.	*	%	—%		1%	—%

*                 Percentage is not meaningful.

In the first quarter of fiscal 2006, pursuant to Board of Directors’ approval, we implemented a restructuring plan to eliminate 313 positions, held by Adobe employees worldwide and which impacted all functional areas. As of September 1, 2006, the majority of the reduction in force had taken place. The restructuring plan, which is estimated to be completed in the first quarter of fiscal 2007, will also include costs related to the world-wide consolidation of facilities, the cancellation of certain contracts and the write-off of fixed assets located at facilities that will be vacated. During the nine months ended September 1, 2006, the total restructuring charges of $20.2 million included severance and related charges associated with the reduction in force and costs related to the closure of duplicative facilities and the cancellation of certain contracts. The total restructuring charges are estimated to be between $20 and $25 million, with nearly all of the expense recorded in fiscal 2006.

	Three Months		Percent	Nine Months		Percent
	2006	2005	Change	2006	2005	Change
Amortization of purchased intangibles	$17.7	$—	* %	$52.1	$—	* %
Percentage of total revenues	3%	—%		3%	—%

*                 Percentage is not meaningful.

As a result of acquiring Macromedia, we acquired purchased intangibles which will be amortized over their estimated useful lives of two to four years. See Note 3 of Notes to Condensed Consolidated Financial Statements for further information regarding these purchased intangibles.

Non-operating Income for the Three and Nine Months Ended September 1, 2006 and September 2, 2005

	Three Months				Percent	Nine Months				Percent
	2006		2005		Change	2006		2005		Change
Investment loss, net	$(5.1)		$(2.0)		155%	$(3.7)		$(6.3)		(41)%
Percentage of total revenues	*	%	*	%		*	%	*	%
Interest and other income, net	18.1		12.4		46%	47.5		28.4		68%
Percentage of total revenues	3%		3%			3%		2%
Total non-operating income	$13.0		$10.4			$43.8		$22.1

*                 Percentage is not meaningful.

Investment Loss

Investment loss consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and gains and losses of Adobe Ventures.

	Three Months		Nine Months
	2006	2005	2006	2005
Net losses related to our investments in Adobe Ventures and cost method investments	$(5.0)	$(2.0)	$(3.5)	$(5.9)
Write-downs due to other-than-temporary declines in value of our marketable equity securities	—	—	—	(0.6)
Gains related to sales of short-term investments	—	0.1	—	0.1
Gains (losses) on stock warrants	(0.1)	(0.1)	(0.2)	0.1
Total investment loss	$(5.1)	$(2.0)	$(3.7)	$(6.3)

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

Interest and other income increased during the three and nine months ended September 1, 2006 as compared to the three and nine months ended September 2, 2005 due to higher levels of cash and short term investments during fiscal 2006 and higher rates of return during fiscal 2006.

Provision for Income Taxes for the Three and Nine Months Ended September 1, 2006 and September 2, 2005

	Three Months		Percent	Nine Months		Percent
	2006	2005	Change	2006	2005	Change
Provision for income taxes	$28.6	$49.0	(42)%	$109.2	$112.0	(3)%
Percentage of total revenues	5%	10%		6%	8%
Effective tax rate	23%	25%		25%	20%

Our effective tax rate decreased approximately two percentage points in the three months ended September 1, 2006 as compared to the three months ended September 2, 2005. The net decrease is comprised of a three percentage point decrease due to revised estimates of research and development tax credits and Foreign Tax Credits that we were entitled to take on our income tax returns. Additionally, the expiration of the Federal research and development tax credit on December 31, 2005, the income tax effect of purchase accounting adjustments, and the adoption of SFAS 123R also contributed to the change.

Our effective tax rate increased five percentage points during the nine months ended September 1, 2006 as compared to the nine months ended September 2, 2005. The net increase is comprised of an approximately one percentage point decrease due to the expiration of the federal research and development tax credit on December 31, 2005, the income tax effect on purchase accounting adjustments and acquired intangibles, and the adoption of SFAS 123R. Approximately six percentage points of the increase is due to a tax benefit recognized for the repatriation of certain foreign earnings in 2005. The net tax benefit includes a reversal for taxes on foreign earnings for which a deferred tax liability had been previously accrued.

LIQUIDITY AND CAPITAL RESOURCES

	September 1, 2006	December 2, 2005	Percent Change
Cash, cash equivalents and short-term investments	$1,986.5	$1,700.8	17%
Working capital	$1,938.9	$1,528.2	27%
Stockholders’ equity	$4,913.8	$1,864.3	164%

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

Net cash provided by operating activities in the nine months ended September 1, 2006, primarily comprised net income, net of non-cash related expenses. The primary working capital source of cash was a decrease in other current assets and increases in income taxes payable and deferred revenue. Other current assets decreased primarily due to the reclassification of acquisition costs. Income taxes payable increased primarily due to tax benefits from deductions resulting from the exercise of stock options and disqualifying dispositions. Deferred revenue increased primarily due to increased maintenance and support obligations. Working capital uses of cash included an increase in trade receivables and decreases in accrued expenses and accrued restructuring. Our trade receivables increased due to an increase in revenue. As compared to the same period last year, our days sales outstanding in trade receivables (“DSO”) increased from 29 days to 43 days. The increase in DSO was due to an increase in revenue in the latter part of the quarter due to timing of product shipments and an increase in certain receivables from the Macromedia acquisition which have longer payment terms. Accrued expenses decreased because of compensation related costs and other expenses. Accrued restructuring decreased primarily due to the payment of restructuring costs.

Net cash provided by investing activities increased in the nine months ended September 1, 2006 as compared to the same period last year primarily due to the net cash acquired with Macromedia. We expect to continue to invest in short-term investments and purchase additional property and equipment to support our growth.

In September 2006, we completed the sale of our minority equity investment in Atom Entertainment, Inc. As a result of the sale, we will receive a total cash payment of approximately $91.2 million, of which $82.3 million was paid at closing and $8.9 million is being held in escrow for 18 months.

Net cash used for financing activities increased in the nine months ended September 1, 2006 as compared to cash provided for the same period last year primarily due to the purchases of treasury stock. Cash used during the nine months ended September 1, 2006 was partially offset by the proceeds related to the issuance of the treasury stock. Cash used for stock repurchases during fiscal 2006 increased from the prior year due to a higher average cost per share, a higher number of shares being repurchased, and remaining prepayments related to stock repurchase agreements (see section titled “Stock Repurchase Program I—On-Going Dilution).

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

Adobe uses professional investment management firms to manage most of our invested cash. External investment firms managed, on average, 77% of Adobe’s invested balances during the third quarter of fiscal 2006. Within the U.S., the fixed income portfolio is primarily invested in municipal bonds. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury notes and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market and enhanced money market funds for working capital purposes. As of September 1, 2006, $34.7 million of the securities now classified as short-term investments have structural features that allow us to sell the securities at par within 90 days and thus retain similar liquidity characteristics as cash equivalents. All investments are made according to policies approved by the Board of Directors.

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

Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. Refer to Part II, Item 2(c) in this filing for share repurchases during the quarter ended September 1, 2006.

As part of this program, on April 17, 2005, the Board of Directors approved the use of $1.0 billion for stock repurchase commencing upon the close of the Macromedia acquisition.

During fiscal 2005 and for the nine months ended September 1, 2006, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $600 million and $1.1 billion, respectively. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the VWAP of our stock. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. For a monthly breakdown of repurchase amounts refer to Part II, Item 2(c) of this filing. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval, and the average VWAP of our stock during the interval less the agreed upon discount.

For the nine months ended September 1, 2006, the $1.1 billion prepayment was classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by September 1, 2006 are excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of September 1, 2006 will expire on or before February 7, 2007. As of September 1, 2006 approximately $85.8 million of up-front payments remained under the agreements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of September 1, 2006 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 11 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

Lease Commitments

The two lease agreements discussed in Note 11 of our Notes to Condensed Consolidated Financial Statements are subject to standard financial covenants. As of September 1, 2006, we were in compliance with all of our financial covenants. We expect to remain within compliance in the next 12 months. We are comfortable with these limitations and believe they will not impact our cash or credit in the coming year or restrict our ability to execute our business plan. See Note 11 of our Notes to Condensed Consolidated Financial Statements for further information regarding our lease commitments.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized a $5.2 million liability related to the East and West towers lease that was extended in August 2004. This liability is recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the lease. As of September 1, 2006, the unamortized portion of the fair value of the residual value guarantee remaining in other long-term liabilities and prepaid rent was $3.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In comparison with what we disclosed in our Annual Report on Form 10-K for fiscal 2005, we believe that there have been no significant changes in our market risk exposures for the quarter ended September 1, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of September 1, 2006, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended September 1, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On June 13, 2005, Plaintiff Steve Staehr filed a shareholder derivative action entitled “Steve Staehr, Derivatively on Behalf of Adobe Systems Incorporated v. Bruce R. Chizen, et. al.,” in the Superior Court of the State of California for the County of Santa Clara against Adobe’s directors and naming Adobe as a nominal defendant. The complaint alleges that the defendants breached their fiduciary duties of loyalty and due care and caused Adobe to waste corporate assets by failing to renegotiate or terminate the acquisition agreement with Macromedia following the announcement by Macromedia that it would restate its financial results for the fiscal years ended March 31, 1999 through 2004. On August 18, 2005, Plaintiff amended his complaint to add a purported class action in which Plaintiff seeks, among other things, unspecified monetary damages, attorneys’ fees and certain forms of equitable relief. On May 9, 2006, Plaintiff filed a third amended complaint, to which defendants demurred. A hearing on the demurrer was held on July 7, 2006 and the court granted the defendant’s motion and dismissed the complaint with prejudice.

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

One such case is Consultores en Computación y Contabilidad, S.C. (“CCC”) v. Microsoft, Adobe, Symantec, and Autodesk (the “Defendants”). On March 1, 2002, CCC, a Mexican hardware/software reseller, filed a lawsuit in the Mexico Court of First Instance against the Defendants (all members of the Business Software Alliance). CCC had previously been the target of a criminal anti-piracy enforcement action carried out by the Mexican police authorities on the basis of a piracy complaint filed by the Defendants based on evidence provided to the Defendants. CCC alleged in the lawsuit that it had suffered damages to its reputation as a result of the enforcement action. CCC did not claim economic damages. On November 11, 2002, the trial court judge ruled in favor of the Defendants, holding that no moral damage occurred. After subsequent appeals which were favorable to the Defendants, a court of appeals held that the Defendants were liable to CCC for “moral” damages, and the court remanded the case to the Court of First Instance for a determination of the amount. In December 2005, the Court of First Instance awarded CCC $90 million in damages. The Defendants are appealing the verdict, as are the plaintiffs who seek additional damages. If, after all appeals have been exhausted, the existing verdict stands and is enforceable, Adobe would be responsible for approximately $15 million of the judgment. In August 2006, we entered into a settlement agreement with CCC, which did not have a material effect on our financial statements.

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

We are devoting significant resources to the development of technologies and service offerings where we have a limited operating history, including the enterprise and government markets and the mobile and device markets. In the enterprise and government markets, we intend to increase our focus on vertical markets such as education, financial services, manufacturing, and the architecture, engineering and construction markets. With our Adobe Acrobat Connect product line, we intend to increase awareness in targeted horizontal markets such as training and marketing and vertical markets such as manufacturing, financial services and telecommunications. These new offerings and markets require a considerable investment of technical, financial and sales resources, and a scaleable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the enterprise and government markets and the mobile and device markets, and greater sales and marketing resources. In the mobile and device markets, our intent is to license our technology to device makers, manufacturers and telecommunications carriers that embed our technology on their platforms, and in the enterprise and government market our intent is to form strategic alliances with leading enterprise and government solutions and service providers to provide additional resources to further enable penetration of such markets. If we are unable to successfully enter into strategic alliances with device makers, manufacturers, telecommunication carriers and leading enterprise and government solutions and service providers, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted. Another development is the software-as-a-service business model, by which companies provide applications, data and related services over the Internet. Providers use primarily advertising or subscription-based revenue models. Recent advances in computing and communications technologies have made this model viable and could enable the rapid growth of some of our competitors. We are exploring the development of our own software-as-a-service strategies. It is uncertain whether these strategies will prove successful.

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

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings.

In connection with the enforcement of our own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third-party rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. Third-party intellectual property disputes could subject us to significant liabilities, require us to seek licenses from others, prevent us from manufacturing or licensing certain of our products, or cause severe disruptions to our operations or the markets in which we compete, any one of which could seriously harm our business.

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

Additionally, we take significant measures to protect the secrecy of our confidential information and trade secrets, including our source code (the detailed program commands for our software programs). If unauthorized disclosure of our source code occurs, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors, and partners. However there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations it may be difficult and or costly for us to enforce our rights.

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

We have in the past and may in the future acquire additional companies, products or technologies. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. These risks include:

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

We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Website for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cyber-attack, terrorist attack, or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. Our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in San Jose, California, which is near major earthquake faults. We believe we have developed sufficient disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Below is a summary of stock repurchases for the quarter ended September 1, 2006. See Note 8 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plans.

Plan/ Period	Shares Repurchased(1)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be repurchased as of June 2, 2006			159,985,584
June 3—June 30, 2006
From employees(2)	1,595	$30.38
Structured repurchases	3,103,790	28.22
July 1—July 28, 2006
From employees(2)	1,931	27.77
Structured repurchases	8,503,827	30.16
July 29—September 1, 2006
From employees(2)	1,390	32.62
Structured repurchases	448,613	31.59
Adjustments to repurchase authority for net dilution	—		(315,421	)(3)
Total shares repurchased	12,061,146		(12,061,146)
Ending shares available to be repurchased as of September 1, 2006			147,609,017	(4)

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

ITEM 5. OTHER INFORMATION

Attached as Exhibit 100 to this Quarterly Report on Form 10-Q are the following materials, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets at September 1, 2006 and December 2, 2005, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 1, 2006 and September 2, 2005 and (iii) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 1, 2006 and September 2, 2005. The financial information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Registrant. The purpose of submitting these XBRL documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

ITEM 6. EXHIBITS—Open for updates

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Bylaws	8-K	9/23/05	3.1
3.2	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
3.2.1	Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware	10-Q	4/11/03	3.6.1
3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/8/03	3.3
4.1	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-A/2G/A	5/23/03	7
10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6
10.2	Amended 1994 Performance and Restricted Stock Plan*	DEF 14A	2/24/06	Appendix A
10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-Q	10/7/04	10.7
10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40
10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.6	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6
10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8
10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37
10.10	2003 Equity Incentive Plan, as amended*	DEF 14A	3/14/05	Appendix A
10.11	Forms of Stock Option and Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11

10.12	Form of Indemnity Agreement*	10-Q	5/30/97	10.25.1
10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14
10.15	Lease agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.16	Participation agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.17	Amendment No.1 to Lease Agreement between Adobe and Selco Services Corporation	10-K	2/26/03	10.81
10.18	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999	10-K	3/30/00	10.23
10.19	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000	10-Q	8/14/00	10.3
10.20	Executive Severance Plan in the Event of a Change of Control*	10-K	2/21/02	10.80
10.21	Amendment to the Executive Severance Plan in the Event of a Change of Control*	8-K	4/18/05	10.2
10.22	Adobe Systems Incorporated 2004 Annual Executive Incentive Plan*	8-K	1/13/05	10.1
10.23	Adobe Systems Incorporated 2005 Annual Executive Incentive Plan*	8-K	1/13/05	10.2
10.24	Description of 2005 Director Compensation*	10-K	2/2/05	10.21
10.25	Description of 2006 Director Compensation*	8-K	9/23/05	10.1
10.26	Adobe Systems Incorporated 2006 Management Team Annual Incentive Plan*	8-K	1/13/06	10.1
10.27	2005 Equity Incentive Assumption Plan*	8-K	12/07/05	10.2
10.28	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/07/05	10.3
10.29	Allaire Corporation 1997 Stock Incentive Plan*	S-8	03/27/01	4.06
10.30	Allaire Corporation 1998 Stock Incentive Plan*	S-8	03/27/01	4.07

10.31	Allaire Corporation 2000 Stock Incentive Plan*	S-8	03/27/01	4.08
10.32	Andromedia, Inc. 1996 Stock Option Plan*	S-8	12/07/99	4.07
10.33	Andromedia, Inc. 1997 Stock Option Plan*	S-8	12/07/99	4.08
10.34	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09
10.35	ESI Software, Inc. 1996 Equity Incentive Plan*	S-8	10/18/99	4.08
10.36	eHelp Corporation 1999 Equity Incentive Plan*	S-8	12/29/03	4.08
10.37	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07
10.38	Bright Tiger Technologies, Inc. 1996 Stock Option Plan*	S-8	03/27/01	4.11
10.39	Live Software, Inc. 1999 Stock Option/Stock Issuance Plan*	S-8	03/27/01	4.10
10.40	Macromedia, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.07
10.41	Macromedia, Inc. 1993 Directors Stock Option Plan*	10-Q	08/03/01	10.02
10.42	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	08/03/01	10.01
10.43	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	08/10/05	4.08
10.44	Form of Macromedia, Inc. Stock Option Agreement*	S-8	08/10/05	4.09
10.45	Middlesoft, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.09
10.46	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10
10.47	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01
10.48	Restricted Stock Purchase Agreement between Macromedia, Inc. and Stephen Elop, dated January 24, 2005*	10-Q	2/8/05	10.02
10.49	Restricted Stock Purchase Agreement between Macromedia, Inc. and Robert Burgess, dated January 24, 2005*	10-Q	2/8/05	10.03
10.50	Amended and Restated Employment Agreement by and between Robert K. Burgess, dated January 21, 2005*	8-K	1/21/05	10.01

10.51	Amendment to Employment Agreement by and between Adobe Systems Incorporated, Adobe Macromedia Software LLC and Robert K. Burgess, dated December 7, 2005*	8-K	12/12/05	10.2
10.52	Amended and Restated Employment Agreement between Adobe Systems Incorporated and Stephen Elop, dated May 23, 2005*	S-4	6/28/05	10.1
10.54	Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.1
10.55	Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.2
10.56	Form of Maximum Award Grant Notice used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.3
10.57	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.4
10.57	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.4
10.58	Form of Maximum Award Grant Notice used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.5
10.59	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.6
10.60	Adobe Systems Incorporated Executive Cash Bonus Plan	DEF 14A	2/24/06	Appendix B

10.61	Employment Transition Agreement between Adobe Systems Incorporated and Murray J. Demo dated March 21, 2006*	8-K	3/22/06	10.1
10.62	Employment offer letter between Adobe Systems Incorporated and Randy Furr dated May 16, 2006*	8-K	5/22/06	10.1
10.63	Adobe Systems Incorporated Deferred Compensation Plan*	8-K	9/26/06	10.1
10.64	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	8-K	9/26/06	10.2
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
100.INS	XBRL Instance††				X
100.SCH	XBRL Taxonomy Extension Schema††				X
100.CAL	XBRL Taxonomy Extension††				X
100.LAB	XBRL Taxonomy Extension Labels††				X
100.PRE	XBRL Taxonomy Extension††				X

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

††             Furnished not filed as stated in Part II, Item 5.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED
By	/s/ RANDY FURR
Randy Furr,
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  October 11, 2006

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

Adobe
Acrobat
Adobe LiveCycle
Adobe Acrobat Connect
ColdFusion
Flash
Flex
InDesign
Macromedia
Postscript
Adobe Reader

All other brand or product names are trademarks or registered trademarks of their respective holders.