Form 10-K
period 2006-12-01
ADOBE SYSTEMS INC
filed 2007-02-05
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 1, 2006
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

(408) 536-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 2, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $14,829,198,488 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of December 29, 2006, 588,456,485 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 1, 2006, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section under “Risk Factors.” You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed in 2007. When used in this report, the words “expects,” “could,” “would”, “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1. BUSINESS

Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of creative, business and mobile software and services used by creative professionals, designers, knowledge workers, high-end consumers, original equipment manufacturers (“OEM”), developers and enterprises for creating, managing, delivering and engaging with compelling content and experiences across multiple operating systems, devices and media. We distribute our products through a network of distributors and dealers, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”) and OEMs, direct to end users, and through our own Web site at www.adobe.com. We also license our technology to hardware manufacturers, software developers and service providers, and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas; Europe, Middle East and Africa (“EMEA”); and Asia. Our software runs on personal computers with Microsoft Windows, Apple OS, Linux, UNIX and various non-personal computing platforms, depending on the product.

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

BUSINESS OVERVIEW

Since the early 1980’s, Adobe software and technologies have helped redefine how people engage with ideas and information—anytime, anywhere, and through any medium. The impact of our solutions is evident across many industries and is felt by anyone who creates, views, and interacts with information.

Today, through the delivery of powerful design, imaging, and publishing software for print, Web and video production, and by delivering a ubiquitous technology platform, we help people express, share, manage and collaborate on their ideas in imaginative and meaningful new ways.

Our strategy is to address the needs of a variety of customers, which include creative professionals—graphic designers, Web designers, videographers, photographers, and professional publishers; knowledge workers—teams of workers who share and collaborate on high-value information. Our customers also include enterprise users—IT managers, line of business managers, and executives; high-end consumers—digital imaging and digital video hobbyists and enthusiasts. OEM partners such as mobile device manufacturers, printer manufacturers, Internet service providers and developers.

We execute against this strategy by delivering products that support industry standards and can be deployed across multiple computing environments. We also leverage our technology platform, which utilizes our universal Adobe Reader and Adobe Flash Player software. Our technology platform allows users of our products and technologies to ensure reliable, secure and rich application experiences across browsers, desktops and devices.

PRODUCTS AND SERVICES OVERVIEW

At the beginning of fiscal 2006, coinciding with the completion of our acquisition of Macromedia, Inc. (“Macromedia”), we categorized our products and services into the following segments: Creative Solutions, Knowledge Worker Solutions, Enterprise and Developer Solutions, Mobile and Device Solutions, and Other. This overview, organized by segments, combines an explanation of our various market opportunities with a summary of our fiscal 2006 results and a discussion of our strategies to address our market opportunities in fiscal 2007 and beyond.

Creative Solutions Segment

Creative Solutions Market Opportunity

Our Creative Solutions segment focuses primarily on the needs of the creative professional customer. Creative professionals include graphic designers, production artists, Web designers, user interface designers, writers, videographers, photographers and prepress professionals who use and rely on Adobe’s solutions for professional publishing, Web design, professional photography, video production, animation and motion graphic production, and printing visually rich information.

Our software tools are used by creative professionals to create much of the printed and on-line information people see and read every day, including newspapers, magazines, Web sites, catalogs, advertisements, brochures, product documentation, books, memos, reports and banners. Our tools are also used to create and enhance visually rich content, including video, animation and mobile content, that is created by multimedia, film, television, audio and video producers who work in advertising, Web design, music, entertainment, corporate and marketing communications, product design, user interface design, sales training, printing, architecture, and fine arts. Knowledge workers, hobbyists and high end consumers are also attracted to our creative products to create and deliver content that is of creative professional quality.

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

Adobe’s brand and customer loyalty in this market continues to be strong. Creative professional customers license upgrade and new units of our Creative Solutions products due to the high degree of innovative new features and significant productivity gained through their use. They also frequently license upgrade and new units of these products when they buy new computers, or migrate to new or updated operating systems.

In addition, knowledge workers at work and hobbyists at home license our Creative Solutions products. Knowledge workers desire professional-quality products to accomplish tasks such as creating visually-rich sales presentations, real estate flyers, and school year books. Hobbyists use our tools to create distinctive communication, photo albums, community newsletters, animations, videos and web sites for family, friends or community organizations.

The businesses of creative professionals are sensitive to the economy as they derive their revenue mainly from corporate marketing, product marketing and ad spending in corporations. In difficult economic times, corporations tend to reduce marketing spending and the businesses of creative professionals often may decline. Conversely, in an environment where the economy is stable or improving, corporations tend to increase their marketing spending, which leads to stable or improved business conditions for creative professionals. Thus, depending on economic conditions and the status of their businesses, these users adjust their spending on items such as hardware and software, and the staffing levels within their company. Due to this correlation, our Creative Solutions opportunity is closely linked to the performance of the economy in each of the countries in which we do business.

With the increasing use of the Web as a means for marketing and advertising, we believe a key driver of our Creative Solutions business will also be the growing amount of Web site and mobile device content created by our customers to deliver impactful and compelling Web-based experiences for their constituents.

Another driver of our Creative Solutions business is the growth in the use of digital devices such as digital cameras, digital video cameras, multimedia-enabled computers, DVD players, scanners, Web-capable image and video-enabled handheld devices, cellular phones, and other non-PC Internet-connected devices. In addition, Internet broadband adoption makes the Web a viable platform for the delivery of rich media, especially digital video. In turn, the growth in the use of high definition (“HD”) televisions and video is driving the need for HD-enhanced video tools to produce HD content for movies, and cable and commercial television.

As the use of digital photography and digital videography grows, we believe creative professionals and professional photographers throughout the world will continue to require software solutions to edit, enhance and manage their digital photographs and digital videos. In addition, we believe creative professionals and Web developers are increasing their use of digital video streams over the Web to create more compelling Web sites that leverage the adoption of broadband. We believe professional videographers are upgrading their systems to support HD video content creation, enhancement and delivery. We also believe hobbyists will use, with more frequency, digital imaging and digital video software as they purchase more affordable digital SLR cameras and digital video cameras.

Creative Solutions Business Summary

In fiscal 2006, we maintained our focus on driving adoption of our creative products, particularly our Adobe Creative Suite products, our Macromedia Studio product, and software bundles containing variations of both. Available in two options (Standard and Premium), the Adobe Creative Suite incorporates several of our technologies used by creative professionals into one product and is a complete design solution that provides efficiency through improved product integration and integrated workflow capabilities.

After achieving combined record revenue for our Adobe Creative Suite and Macromedia Studio products in the first quarter of fiscal 2006, we began to experience a decline in revenue with these products starting in our second quarter of the fiscal year. We attributed this decline to awareness by our creative professional customers of new versions of the products that are expected to ship in fiscal 2007. We also attributed customer deferral of purchase of Creative Suite products to our customers’ desire to have new support in Adobe applications for the Apple hardware platform which includes Intel-based processors—something we publicly stated would not be available until the next release of the Creative Suite family of products.

In fiscal 2006, we also continued to focus on driving adoption of our dynamic media and digital video-based technologies. In the first quarter of fiscal 2006, we released new versions of our digital video products, including Adobe Premiere Pro version 2.0 software for video editing, Adobe After Effects version 7.0 software for adding special effects to video, Adobe Audition version 2.0 software for audio editing and Adobe Encore version 2.0 software for DVD creation. Along with these individual digital video products, we also delivered a new suite containing these technologies called Adobe Production Studio.

In addition to various new features and ease-of-use improvements found in each of the new releases, we added enhanced support for Flash Video output to our family of digital video products to leverage the broad, increased adoption of Flash Video on the Web as a means to deliver compelling video content. These new features combined with the enhanced Flash Video support helped drive record revenue and more than 45 percent year-over-year growth for our digital video business in fiscal 2006. Adobe also won a prestigious Technical and Engineering Emmy Award from the National Academy of Television Arts and Sciences for its Flash Video technology, in recognition of the software’s pivotal role in bringing television content to the Internet.

In addition to licensing our technologies as bundles or as suites during fiscal 2006, we also continued to focus on adoption of our standalone products such as Adobe After Effects Professional, Adobe InDesign, Adobe Illustrator, Adobe Photoshop, Adobe Premiere Pro, Macromedia Dreamweaver, and Macromedia Flash.

In the professional page layout market, we continued to drive market share gains during the year with our Adobe InDesign product. In addition to success with the standalone desktop version, we also saw the InDesign ecosystem grow in fiscal 2006—our software and systems integrator partners successfully deployed new innovative workflow solutions based on InDesign and InDesign Server within enterprise-class newspaper, magazine and book publishing systems. Our success in these areas contributed to a second consecutive year of record revenue in this product category.

We also maintained our focus during the year on meeting the digital imaging and video software needs of professional photographers, professional videographers, business users and hobbyists. Adobe Photoshop is an essential tool in these customers’ workflows, and they rely on Adobe’s digital imaging and video editing solutions to create and enhance many of the pictures and video we see everyday in print, on television, in movies and on the Web.

In the first quarter of fiscal 2006, we released a new beta version of Adobe Photoshop Lightroom. Photoshop Lightroom is an all-new digital imaging solution targeted at professional photographers that delivers an efficient, powerful way to import, select, develop and showcase large volumes of digital images.

In addition, during the fourth quarter of fiscal 2006, we released version 5.0 of our Adobe Photoshop Elements software, which is our digital imaging application targeted for amateur photographers and digital imaging hobbyists. In the same quarter, we released version 3.0 of Adobe Premiere Elements software, which is our video editing software that can be used by hobbyists to enhance and share their digital video memories on DVDs. We also released a software bundle that includes the new versions of Adobe Photoshop Elements and Adobe Premiere Elements to target hobbyists who desire both applications in one affordable package. These new hobbyist product releases helped to generate record revenue in this product category during the year, and contributed year-over-year revenue growth to our overall creative business.

Creative Solutions Business Strategy

In fiscal 2007, our Creative Solutions strategy will continue to focus on driving revenue growth and increasing market share of our products through the delivery of comprehensive software platforms that meet the evolving needs of our customers. To help drive this strategy, we plan to deliver Creative

Suite version 3, which will contain improved integration of our Creative Solutions products to enhance product functionality and to enable more efficient collaboration and workflows.

In addition, the creation and enhancement of digital video and motion graphics by creative professionals, and opportunities to improve user workflow and the delivery of this content to the Web and to mobile and other non-PC related devices, represent an emerging opportunity we intend to address as part of our Creative Solution offerings.

We believe that, while many customers have made or will make the switch to our Creative Suite products from individual applications over time, there continues to exist an opportunity of upgrading existing individual application users to newer versions of these individual applications. In addition, we will market the benefits of newer versions of the Creative Suite to existing Creative Suite and Macromedia Studio users to drive Creative Suite to Creative Suite and Studio to Creative Suite upgrades. We also will market the features of these products to new users of creative applications—those who aspire to be creative professionals, or those at home or at work who wish to use the professional-level capabilities of our solutions, but are not trained creative professionals.

We intend to continue our efforts to be the recognized market leader in the professional page layout and Web layout software markets. In page layout, we intend to continue to add new features to our InDesign product, as well as continue to enhance its integration with other products print professionals utilize in their workflows. In Web layout, we strive to continue to redefine the Web experience by offering the most feature-rich, market-leading solutions for Website design and development with our Dreamweaver and Flash offerings.

We plan to continue to enhance our Photoshop product offerings to meet the evolving needs of professional photographers and creative professional customers, including graphic designers, Web designers, video producers and imaging enthusiasts to drive upgrades and new user adoption. We also plan to release version 1.0 of Adobe Photoshop Lightroom, which will improve integrated digital photography workflows for professional photographers. In addition, as we have seen during the past three fiscal years, we believe many customers will continue to license Photoshop capabilities via our Creative Suite products as opposed to licensing the standalone version.

With our set of professional digital video and motion graphic products, we strive to provide the strongest, market-leading digital video, motion graphic and animation authoring platform for our customers. To grow this business, we will continue to market the benefits of this platform to creative professionals and videographers in the film, broadcast, corporate and event videography market segments, and we are working with partners to deliver integrated video systems. With broad adoption of Adobe Flash Player and its high-quality video playback features, we will work to provide a seamless video authoring-to-playback capability for those wishing to provide a rich video experience on the Web.

In addition, as the number of imaging and video hobbyists desiring easy-to-use video editing solutions grows, we intend to enhance the video editing and DVD creation capabilities of our Adobe Premiere Elements product for the sharing of digital video memories. We also plan to continue to target the imaging and video hobbyist markets with an integrated offering of our Photoshop Elements and Premiere Elements products.

With our set of professional digital video and motion graphic products, we strive to provide the strongest, market-leading digital video, motion graphic and animation authoring platform for our customers. To grow this business, we will continue to market the benefits of this platform to creative professionals and videographers in the film, broadcast, corporate and event videography market segments, and we are working with partners to deliver integrated video systems. With broad adoption of Adobe Flash Player and its high-quality video playback features, we will work to provide a seamless video authoring-to-playback capability for those wishing to provide a rich video experience on the Web. In addition, as the number of hobbyists desiring easy-to-use video editing solutions grows, we intend to enhance the video editing and DVD creation capabilities of our Adobe Premiere Elements product for the sharing of digital video memories.

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

Adobe Creative Suite Premium Edition—an integrated software solution that creative professionals can use as a platform to modify and enhance digital images, create graphics, produce professional-quality printed publications, create and maintain dynamic Web sites, author visually rich content for wireless Web devices, and share content reliably for print and screen display. The suite combines Adobe Acrobat Professional, Adobe GoLive, Adobe Illustrator, Adobe InDesign and Adobe Photoshop technologies with file management and integration technology called Version Cue and a navigational control center called Adobe Bridge.

Adobe Creative Suite Standard Edition—an integrated software solution that creative professionals can use as a platform to modify and enhance digital images, create graphics, and produce professional-quality printed publications. The suite combines Adobe Illustrator, Adobe InDesign and Adobe Photoshop technologies with file management and integration technology called Version Cue and a navigational control center called Adobe Bridge.

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

Adobe InDesign Server—technology for third-party systems integrators and developers to use for building design-driven, server-based publishing solutions; brings the innovative design and typography features of InDesign software to the server platform and enables Adobe partners to provide new levels of automation and efficiency in high-end editorial workflows, collateral creation, variable data publishing and Web-based design solutions.

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

Adobe Photoshop Lightroom—a new product designed for professional photographers, it addresses their unique photography workflow needs by providing more efficient and powerful ways to import, select, develop and showcase large volumes of digital images.

Adobe Premiere Elements—a powerful yet easy-to-use video-editing software for home video editing; provides tools for hobbyists to quickly edit and enhance video footage with fun effects and transitions, and create custom DVDs for sharing video with friends and family.

Adobe Premiere Pro—professional digital video-editing software used to create broadcast-quality content for video, film, DVD, multimedia and streaming over the Web.

Adobe Production Studio Premium Edition—a suite of integrated application products that provides a complete digital video post-production environment and allows users to produce professional-quality video, film and DVDs; includes Adobe After Effects Professional Edition, Adobe Audition, Adobe Encore DVD, Adobe Illustrator, Adobe Photoshop and Adobe Premiere Pro, along with Creative Suite 2 features for timesaving workflow features such as Adobe Dynamic Link and Adobe Bridge.

Adobe Production Studio Standard Edition—a suite of integrated application products that provides a digital video post-production environment and allows users to produce professional-quality video; includes Adobe After Effects Standard Edition, Adobe Photoshop and Adobe Premiere Pro, along with Creative Suite 2 features for timesaving workflow features such as Adobe Dynamic Link and Adobe Bridge.

Adobe Soundbooth—a new application that provides video editors, designers and others who do not specialize in audio with the tools that they need to accomplish audio-based tasks in their everyday work, such as removing noise from recordings, polishing voiceovers, and customizing music to fit a video or animation production.

Adobe Stock Photos—a service that allows users of Adobe Creative Suite products to purchase stock photography from leading stock photography agencies directly from within their applications.

Adobe Visual Communicator—software used to create newscast-style video presentations that can be delivered via email, CD/, DVD, PowerPoint or live over the Internet.

DV Rack HD—direct-to-disk recording and monitoring software which helps generate superior quality video from an SD or HD camera connected to a laptop computer.

Flash Video Streaming Service—either through direct sales, or together with leading content delivery network (CDN) providers, Adobe offers hosted services for streaming on-demand Flash across high-performance networks; built with Adobe Flash Media Server, Flash Video Streaming Service provides an effective way to deliver Flash Video to large audiences without the overhead of setting up and maintaining streaming server hardware and network.

Macromedia Dreamweaver—a professional software development application used by designers and developers to create a broad range of Web solutions for publishing online commerce, customer service and online educational content; includes capabilities for visually designing HTML pages, coding HTML and application logic and working with application server technologies.

Macromedia Fireworks—a professional graphics design tool for building interactive Web graphics; gives professional designers and developers tools for creating images that can be deployed to Web browsers and the Adobe Flash Player; integrates with Adobe Flash and Macromedia Dreamweaver.

Macromedia Flash Basic—a software development application for creating internet and rich interactive applications which integrate animations, motion graphics, sound, text and video functionality; solutions built with Macromedia Flash are deployed via the Web to browsers and to devices that run the Adobe Flash Player.

Macromedia Flash Media Server—offers streaming media capabilities to deliver video on demand, video blogging and messaging, Web conferencing, and live video capabilities that can be viewed via the Flash Player; provides a flexible development environment for creating and delivering interactive media applications; utilized by many industries, including media and entertainment, telecommunications, advertising, government, and education.

Macromedia Flash Professional—provides an advanced development environment for creating internet applications which integrate animations, motion graphics, sound, text and additional video functionality; solutions built with Macromedia Flash Professional are deployed via the Web to browsers and to devices that run Adobe Flash Player.

Macromedia Studio—an advanced suite of integrated application tools for developers and experienced designers who develop internet and mobile solutions, and require additional video capabilities when developing Flash content; includes Macromedia Dreamweaver, Macromedia Flash Professional, Macromedia Fireworks, Macromedia Contribute and Adobe Flash Player.

Ovation—software which allows users to enhance Microsoft PowerPoint slides into a richer visual experience to help deliver more impactful information, presentations, and messages.

Ultra—software used to transform digital video and HD keying into a practical daily production tool for all types of video professionals users.

Vlog It!—software which allows users to easily create dynamic video blogs containing photos, audio, video clips and narration.

Knowledge Worker Solutions Segment

Knowledge Worker Solutions Market Opportunity

Our Knowledge Worker Solutions Segment focuses on the needs of the knowledge worker customer, who we define as someone focused on creating and disseminating high-value information as part of their job on a regular basis. Knowledge workers include a wide variety of job functions—such as accountants, administrative assistants, executives, architects, educators, engineers, graphic designers, insurance underwriters, software developers and stock analysts—just to name a few. These jobs typically require the sharing of information, either in an information dissemination (one-way) format, or in a collaborative (multi-way) format.

Knowledge workers must create information and content from a variety of software applications, and be able to exchange this information within a reliable and ubiquitous format that ensures coworkers and constituents can reliably and securely access the information. When appropriate, this information often needs to be protected or securely managed.

Collaboration among knowledge workers can occur through face-to-face meetings, via phone calls, through e-mail or through Web conferencing technologies. Knowledge workers that participate in collaborations with their colleagues may be located in offices next door to each other, or in different parts of the world. These team members may change with every project and either be part of an organization’s employee base, or be an external consultant or third party partner.

We believe there to be a significant opportunity to provide solutions which enable knowledge workers to communicate and collaborate across technical, geographical, and social boundaries, both inside and outside of their companies. We believe that with such solutions, users can collaborate and efficiently manage feedback from their colleagues in both real time and on-demand, and control how, when and by whom information is accessed.

For more than ten years, our Acrobat family of products has provided for the reliable creation and exchange of electronic documents, regardless of platform or application source type. Users can collaborate on documents with electronic comments and tailor the security of a file in order to distribute reliable Adobe PDF documents that can be viewed, printed, or interacted with utilizing the free Adobe Reader. Available in different versions which target a variety of user needs, Adobe Acrobat provides essential electronic document capabilities and services to help knowledge workers accomplish a wide range of ad hoc tasks involving digital documents ranging from simple publications to forms to mission critical engineering and architectural plans. Although Acrobat has achieved strong market adoption in document-intensive industries such as government, financial services, pharmaceutical, legal, aerospace, insurance, and technical publishing, we believe there are tens of millions of users who require capabilities such as those provided by Acrobat who have not yet licensed an Acrobat based solution.

In addition to sharing and collaborating on documents reliably across disparate platforms with Acrobat, we believe there is an adjacent market opportunity whereby knowledge workers will increasingly utilize Web conferencing solutions to more effectively collaborate and consult with their colleagues, partners, and customers. We also believe businesses will increasingly utilize Web conferencing to improve how they train, market, sell, and support their products and solutions to their customers.

We have recently announced and released a new product called Adobe Acrobat Connect, which was formerly known as Macromedia Breeze. Acrobat Connect provides capabilities via the Adobe Flash Player for live Web conferencing, as well as delivering on-demand rich presentations. By integrating accessibility to the functionality of Acrobat Connect from Acrobat and the free Adobe Reader, we believe we can extend adoption of Web conferencing to a broader potential market and grow the use of such technology with an easy-to-adopt business model.

Knowledge Worker Solutions Business Summary

Our Knowledge Worker business achieved solid year-over-year growth and record revenue in fiscal 2006. The largest component of our Knowledge Worker business was revenue generated by our Acrobat family of products. In fiscal 2006, success in this business was driven by continued adoption of Adobe Acrobat version 7.0 throughout the year, as well as the launch of Adobe Acrobat version 8 which began shipping in the later part of our fourth quarter and helped to achieve record quarterly revenue in the fourth quarter for this business.

The updated version 8 product family offers enhanced features that allow workgroups to manage a range of essential business activities such as assembling documents from multiple sources, controlling security and access to sensitive information, enabling the creation and filling out of intelligent electronic forms, and more effectively collaborating on documents and projects. In addition, the new Acrobat 8 family of products provides a new user interface and additional functionality to address specific customer workflow issues in vertical markets such as architecture, engineering, construction, manufacturing, education, government and financial services. These enhanced capabilities helped to continue the increase of our penetration of Acrobat desktop licenses in enterprises, thereby helping our business to grow.

To supplement our vertical market focus with Acrobat, we also shipped a new product called Adobe Acrobat 3D in our first quarter of fiscal 2006. Acrobat 3D extends document-based three dimensional (“3D”) design collaboration capabilities to virtually anyone in the design supply chain—from engineers to manufacturers. Acrobat 3D utilizes Adobe PDF as a cross-platform standard to share complex 2D and 3D content without the need for using proprietary viewing technology for recipients receiving such content.

Over the course of fiscal 2006, we also focused on the Web conferencing market opportunity with our Macromedia Breeze product line, which is licensed by customers as server-based software, or licensed as a hosted service that we provide. This business model focuses on charging meeting organizers for the ability to host meetings, and allows for participants to join meetings for free utilizing the ubiquitous Adobe Flash player. With the release of Acrobat version 8, we re-launched Macromedia Breeze as Adobe Acrobat Connect and integrated the ability to start an online Web conference from within the new Acrobat family of products, as well as through the new version (free) of Adobe Reader.

Finally, as a supplement to our knowledge worker desktop products, we introduced a new hosted service that provides the ability to protect and secure PDF documents for a monthly fee.

Knowledge Worker Solutions Business Strategy

In fiscal 2007, we plan to continue to market the benefits of our Knowledge Worker solutions to small and medium-sized businesses, large enterprises, and government institutions around the world. With our Acrobat family of products, we intend to continue to increase our seat penetration in these markets through the utilization of our corporate and volume licensing programs. We also intend to increase our focus on marketing and licensing Acrobat in vertical markets such as education, financial services, telecommunications, government, manufacturing, and the architecture, engineering, and construction markets.

With our Acrobat Connect product, we intend to increase awareness of our solution in targeted horizontal markets such as training and marketing, as well as targeted vertical markets such as manufacturing, financial services and telecommunications. We also intend to market the benefits of how our Acrobat and Acrobat Connect solutions can be used together to meet the synchronous and asynchronous collaboration needs in the marketplace. With the broad distribution and reach of our free Adobe Reader, we also intend to expose the capabilities of Acrobat Connect to potentially new users with a simple-to-adopt business model based on monthly or annual subscription fees.

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

Adobe Acrobat Connect (formerly Macromedia Breeze)—a rich Web-based communication system which enables organizations to reduce the costs of travel and increase the effectiveness of online training, marketing events, sales meetings and collaborative Web conferencing solutions which are instantly accessible by customers, partners and employees using Adobe Flash Player; consists of a core Connect Events Server or hosted service, and modules that provide specific application functionality, including Connect Training and Connect Events; can be deployed with either some or all of these components together; Connect Training allows organizations to build a complete online training system with Microsoft PowerPoint presentations that include surveys, analysis, course administration and content management;  Connect Events allows users to provide seminar and training sessions as well as to conduct business presentations through the Web.

Adobe Acrobat Elements—desktop software that enables enterprises to extend the value of their Microsoft Office investment by standardizing on Adobe PDF for reliable document distribution; provides for the easy conversion of Microsoft Office documents to Adobe PDF, preserving document integrity for reliable viewing and printing on other operating systems and hardware platforms inside and outside the enterprise’s IT firewall.

Adobe Acrobat Messenger—software that works with a scanner or digital copier and is designed for workgroups and departments to transform paper documents into electronic Adobe PDF files and deliver them via e-mail, Web or fax; allows users to preview their documents on-screen, crop or rotate pages, and add electronic annotations.

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

Adobe Document Center—a hosted service that enables businesses to secure and mange Adobe PDF files and other common business document files such as those in Microsoft Office formats.

Create Adobe PDF Online—a Web-based subscription service that provides for the easy conversion of Microsoft Office documents and other application files to Adobe PDF for the secure and reliable sharing of rich electronic documents that can be viewed easily within leading Web browsers or on computer desktops via the free Adobe Reader.

Enterprise and Developer Solutions Segment

Enterprise and Developer Solutions Market Opportunity

Enterprises are under increasing pressure to save money, offer improved customer service, adhere to regulatory requirements and leverage existing investments in core systems. As a means to address these issues, a critical component of an organization’s business processes is the need to interact with data stored in enterprise applications. As this need expands beyond the core users of those applications, adapting systems to accommodate a diverse group of users has become an expensive and time-consuming endeavor. The outcome is a proliferation of manual workarounds that result in process inefficiencies, delays and poor quality of information.

In addition, enterprises have built Web applications which enjoy the reach of the Web but often fail to deliver a user interface with the ease of use and richness that users expect. This impedes utilization of these applications and increases training costs, reducing the overall return on investment (“ROI”) that enterprises expect. Organizations are now looking to Rich Internet Applications (“RIA”) to boost their ROI for these Web applications by combining a rich graphical application interface with the universal reach of the Web.

We believe significant opportunities exist to help enterprises address these issues by making their business processes more efficient and their Web applications more engaging. To address these opportunities, we offer Adobe Enterprise and Developer Solutions to securely extend the reach of information, processes and services to engage with customers and constituents. Our solutions leverage our technology platform, which helps businesses and government agencies inspire commitment in their customers and constituents by engaging them—anywhere, any time, and in any medium through our universal clients and application solutions.

Our technology platform utilizes our universal Adobe Reader and Adobe Flash Player software, which ensure reliable, secure and rich application experiences across browsers, desktops and devices. The technology platform provides developers with an RIA programming model to integrate and optimize workflows, and a server software framework to simplify integration and leverage existing enterprise infrastructures. We also offer services and other software components to accelerate the creation of compelling, relevant and actionable applications, either through RIAs or through intelligent electronic documents.

We believe our technology platform revolutionizes how enterprises and government agencies present, deliver, consume and interact with information and content. By providing an integrated client-server framework and toolset for developers, designers and IT organizations, we believe our Enterprise and Developer Solutions allow our customers to:

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

•                    Scale these solutions needs regardless of the size of their constituent populations; and

•                    Leverage the ubiquitous Adobe Reader and Adobe Flash Player clients to reach people inside and outside of their organizations, and across all desktops and devices.

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

Our Enterprise and Developer Solutions currently offer several families of products that we market to these customers:

•                    Adobe LiveCycle—provides process management services to automate paper-based processes, leveraging the ubiquitous Adobe Reader for viewing, printing and interaction with information provided in Adobe PDF-based documents;

•                    ColdFusion MX—provides a server-scripting environment and a set of features used by organizations for building database-driven applications that are accessible through Web browsers and the Adobe Flash Player; and

•                    Adobe Flex—provides a standards-based programming framework for building and deploying enterprise-class RIAs; an Eclipse-based Integrated Development Environment (IDE); and a powerful set of server-side services for connecting with Enterprise infrastructure.

These solution sets are built on a common server architecture based on J2EE and XML, allowing for easy integration into enterprise infrastructures.

Our Adobe Flex solutions utilize the Flash file format and leverage our widely-used Flash Player technology. With Flex, developers are able to combine the rich user interface of desktop software with the reach and ease of deployment of the Web, and the processing power of desktop computers and mobile devices. This combination enables the delivery of more complex interactions than are currently supported by the Web browser model. Flex applications extend the server-based object model to client systems, improving interactivity by eliminating the constant page refreshes and context switches that users frequently experience. As a result, Flex applications enable organizations to provide users with a dramatically improved experience that supports the manipulation of data and information in ways that are impractical in a traditional browser-based environment.

Sample uses of Adobe Flex applications to build RIAs include the following:

•                    Guided selling—Adobe Flex can aid the design and development of product-oriented applications, such as configurators, selectors, comparison engines and shopping carts. Such applications can provide customers with an integrated experience from initial inquiry to final purchase. By reducing customer search time and leading customers directly to the items they want, guided selling can increase conversion rates, drive larger sales and reduce shopping cart abandonment;

•                    Data dashboards—Adobe Flex can provide charting, graphing and drill-down capabilities that make it easy to consolidate data from disparate systems without slow page refreshes. Businesses can benefit from faster decision cycles and improved access to information; and

•                    Process and data integration—With Flex, businesses can consolidate data and information, and align processes to meet the unique needs of internal and external users. Automated process and data integration can increase accuracy, improve efficiency and enhance customer service through faster response times.

To build and deliver enterprise-class RIAs, the following components are required:

•                    Adobe Flex Data Services—Our Flex Data Services is an application that acts as the application and services intermediary between Flex applications and the existing enterprise environment. Flex Data Services easily integrates with existing enterprise application servers, and leverages existing resources and policies for functions such as deployment, session management and security;

•                    Industry-standard IDE—Flex applications can be built and tested using Adobe Flex Builder or a third-party IDE such as Borland JBuilder, Microsoft Visual Studio and others; and

•                    Adobe Flash Player client—The ubiquitous Adobe Flash Player client runtime application provides the user interface to Flex applications.

Our Adobe LiveCycle solutions utilize Adobe PDF documents which interact with core business applications and integrate information contained in those documents into business processes. In addition to being reliable electronic replicas, Adobe PDF documents are “intelligent” - they retain the best characteristics of paper documents, such as a familiar look, but add powerful business logic capabilities such as data validation and automated routing instructions. In addition, arbitrary data (including XML-based data) can be embedded inside of intelligent PDF documents for use or access later on in a business process. These features allow for more efficient interaction with enterprise applications while still providing the ability for people to manually access and interact with the data when necessary.

Our LiveCycle products leverage our Adobe Reader software—with more than 500 million distributed copies of Adobe Reader, we have created a ubiquitous platform for accessing and interacting with intelligent electronic documents. Adobe Reader is available on the most common operating system platforms free of charge, including Microsoft Windows, Apple Macintosh, Linux, various Unix-based platforms, and portable device systems such as Palm OS, Pocket PC and the Symbian operating system for cellular phones. As a universal client, Adobe Reader enables users inside and outside the firewall to interact with intelligent PDF documents on most platforms, including desktops, laptops, PDAs, mobile phones and kiosks, regardless of the application used to author the document.

To address the specific needs of our customers, we offer “process management services.” These are services are sets of technologies that create, integrate and manage intelligent documents, and leverage the use of our Adobe Reader software for our customers’ constituents to interact with data within the document. Process management services that we currently provide include:

•                    Process Automation—products and solutions which allow organizations to automate form-based workflows deploying intelligent data capture systems and rules-based process management to automate business transactions;

•                    Information Assurance—products and solutions to control document access and usage, enable the use of digital signatures as a replacement for paper and pen-based signatures and certify document authenticity; and

•                    Document Generation—products and solution which enables users to generate high-quality documents in real time and via batch processes. This can be done from desktop applications or dynamically from core systems. These products and solutions dynamically generate personalized, customer-facing documents from enterprise applications for enhanced customer communications.

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

Enterprise and Developer Solutions Business Summary

Through the combination of Adobe and Macromedia technologies and execution against our go-to-market strategy in fiscal year 2006, we achieved strong year-over-year growth in our Enterprise and Developer business during the year. Our LiveCycle family of server products and technologies achieved record revenue in fiscal 2006, driven by strong adoption in targeted markets such as government and financial services. Our integration with other software vendors’ platforms, such as those from SAP AG, helped to further drive adoption during the year—as did adoption of Adobe PDF and Adobe server technologies in markets like insurance.

With our Adobe Flex solutions, we also achieved strong revenue growth and adoption in key targeted markets during fiscal 2006. Our Macromedia ColdFusion business also continued to perform well due to revenue generated from its existing customer base that benefits from a large and active developer community. This business was also enhanced based on the delivery of an updated ColdFusion release during fiscal 2006 which added strong integration capabilities with Adobe Flex.

Enterprise and Developer Solutions Strategy

In fiscal 2007, we intend to focus on offering more complete enterprise server-based solutions targeting the document and rich internet application needs of governments and enterprises. We wish to help these customers develop and deliver self-service and assisted-service Web-based applications that blend rich user interfaces, documents and collaboration capabilities that are easy to use. We strive to provide solutions which are customer-centric and help the constituents of our customers work together on complex processes and bridge the digital and paper-based environments, and do so by providing capabilities that are accessible by anyone, anywhere, and on any Web-connected device. We intend to provide such solutions directly through our consulting services organization, as well as together with software partners such as SAP AG, and through global systems integrators we partner with that deliver comprehensive solutions to their customers.

We will focus our go-to-market efforts on markets such as financial services, government, manufacturing, and life sciences.

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

Adobe Flex SDK—The developer tools for developing RIAs with Flex. Developers use the SDK to compile and debug MXML and ActionScript files into the SWF format that executes in the Flash Player. The Flex SDK is licensed at no charge, providing a commercial grade RIA development which competes with free open source alternatives.

Adobe Flex Builder—an integrated development environment tool that can be used by designers and enterprise developers for visually architecting and developing RIAs. Tightly integrated with the Flex SDK, Flex Builder provides features for quickly prototyping, coding, debugging and deploying Flash based RIAs. Flex Builder is a commercial product based on the open source Eclipse toolkit, the emerging industry standard for enterprise development tools.

Adobe Flex Data Services—provides enterprise connectivity and data management capabilities for advanced Flex RIAs. Flex Data Services runs on J2EE application servers and provides messaging, high performance data connectivity, and advanced data management that integrate Flex based RIAs into enterprise infrastructure including Web services, remote Java objects and real-time data and messaging systems.

Adobe LiveCycle Assembler—a server-based software application for the creation, manipulation and assembly of customized Adobe PDF documents; XML-based data can be inserted into templates to create complex, content-rich documents for more targeted and effective customer communications; integrates with leading enterprise applications as well as custom systems.

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

Adobe LiveCycle Forms—offers a range of solutions for deploying intelligent forms that can be completed online or offline, across diverse platforms and devices; identifies a user’s environment to deliver the richest form-filling capabilities supported and integrates with enterprise applications to pre-populate form fields, save captured data, and initiate data-driven workflows.

Adobe LiveCycle Barcoded Forms—enables organizations to accurately capture user-supplied information from fill-and-print paper forms by using dynamic 2D barcodes; barcodes are initially set up through creation of the form with Adobe’s Designer application; after the form is printed, signed and returned by users of the form, the barcode on the form is scanned and decoded, and form data obtained from the barcode is routed to the appropriate enterprise application through Adobe’s LiveCycle server products.

Adobe LiveCycle Document Security—a server-based software application that helps organizations automate the processing of electronic documents by providing batch-based capabilities to digitally sign and certify PDF files, validate digital signatures, and encrypt/decrypt PDF documents; safeguards information when it leaves a company’s network and integrates with existing public key infrastructures.

Adobe LiveCycle Policy Server—a server-based software application that helps organizations manage information access securely with dynamic, persistent document control; allows for the control and monitoring of  PDF, Microsoft Word, Microsoft Excel and CATIA CAD document usage inside or outside the firewall, online or offline, and across multiple document platforms; lets organizations know when a document has been viewed, printed or altered, and restricts access so that only intended recipients can open, use and forward a document; allows for previously granted document permissions and access to be revoked; leverages Adobe Acrobat and Adobe Reader and other client plug-in software to author and view protected documents.

Adobe LiveCycle Reader Extensions—a server-based software application which lets enterprises easily create and share interactive PDF files with external parties who must interact with these documents—without requiring recipients of the documents to acquire Acrobat software that normally would be necessary to interact with the PDF files they receive. On an individual PDF document, it unlocks features so that when such a file is opened in the free Adobe Reader, users have access to functionality that normally would not be available in Adobe Reader. Examples of document collaboration features that can be enabled in Adobe Reader by this server product include the use of digital signatures to electronically sign PDF documents, the ability to ability to fill in, submit, and save electronic documents locally, and the ability to fill-in form information.

Adobe LiveCycle PDF Generator—the next-generation replacement for Acrobat Distiller Server and Acrobat Elements Server that offers server-based conversion of native PostScript, text, image formats, standard office formats, and technical drawing formats into PDF files. LiveCycle PDF Generator integrates with other LiveCycle products that apply digital rights management, document assembly, and process management to converted documents in an automated fashion. The product can generate PDF files that comply with the new PDF/A specification for long term document archives.

Adobe LiveCycle Workflow Server—a server-based process management application that allows for the design, deployment and management of forms-based business processes to improve organizational agility and productivity; uses a rules-and roles-based design tool that defines business rules a process must follow, as well as the roles of each individual involved in the process.

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

Adobe Web Output Pak—a server-based software application for document generation; creates documents in PDF and HTML for presentation on the Web, and in Wireless Markup Language (“WML”) for presentation to a wireless device; allows users to personalize and control the look of documents based on the data the documents contain.

Macromedia ColdFusion—provides a server-scripting environment and a set of features used by organizations for building database-driven scalable applications that are accessible through Web browsers and the Adobe Flash Player; built on an open Java technology architecture and can be deployed on third-party Java application servers that support the J2EE specification.

Mobile and Device Solutions Segment

Mobile and Device Solutions Market Opportunity

As hundreds of millions of people around the world adopt internet-connected hand-held phones and devices as a means to communicate, collaborate and entertain, as well as consumer electronic devices such as digital cameras, game consoles, music players, and electronic educational toys, we believe a significant opportunity exists to offer solutions for these devices which provide for the creation and delivery of rich content, user interfaces, and data services which allow users to engage with information more easily and effectively.

Our strategy in addressing the Mobile and Device Solutions market is to license Adobe mobile solutions, including Adobe Flash Player, Adobe Reader LE, and Macromedia FlashCast, to device manufacturers and telecommunications carriers that embed our technology on their platforms, enabling them to provide multimedia content, documents and services to their customers. As Flash Player and Adobe Reader technology penetrates digital devices and platforms, millions of developers will be able to use our content creation products to create engaging consumer content and rich mobile business applications.

To support the delivery of content and services in these millions of devices, we offer client-server solutions which leverage the broad deployment of our Flash Player and Adobe Reader technologies. FlashCast, the first of these service delivery solutions, consists of client software built upon Macromedia Flash Lite runtime technology, as well as server technology that manages the content being delivered to the mobile phone. Just as other Adobe solutions such as Acrobat Connect are built upon our technology platform, we see market opportunities to bring similar solutions to the mobile and device ecosystems.

Mobile and Device Solutions Business Summary

In fiscal 2006, despite the loss of deferred revenue due to purchase accounting adjustments made with the integration of Macromedia at the beginning of the year, we achieved solid revenue results and strong unit adoption of our client software on mobile and consumer electronic devices. As of September 30, 2006, our Flash Lite client has been installed on more than 150 million devices worldwide – on over 150 different mobile handset models and over 250 different device models. This success has been driven by key hardware OEM relationships with companies such as Nokia, Sony/Ericsson, LG Electronics, BenQ Mobile, Motorola, and Samsung.

In addition to the key OEM relationships we have established, we achieved a milestone in the United States market with the launch of Flash Lite for Qualcomm BREW on the Verizon network. This relationship signals the start of the creation of a Flash Lite ecosystem in the United States, driven initially by the ability for Verizon subscribers to view Flash-based content on their BREW enabled handsets.

We also achieved strong unit adoption of our Flash Lite client on consumer electronics devices during the fiscal year. Key customers such as Sony have licensed our Flash Lite for distribution on devices such as the Sony PlayStation Portable and the Sony PlayStation 3.

In addition to client-based revenue, we have increased traction with our server-based solution FlashCast, which provides data-based services that major wireless carriers such as NTT DoCoMo offer their subscribers. In Japan, more than 7 million DoCoMo subscribers have signed up for an Adobe FlashCast based service in its first year of availability. We also announced a relationship with Verizon to deliver Flash based services with Verizon to their millions of subscribers in North America.

Mobile and Device Solutions Strategy

In fiscal 2007, we intend to continue our focus on client-based OEM revenue from our mobile and device hardware customers to drive revenue growth in our business. We also intend to work closely with carriers in key ecosystems to enable our authoring and content delivery solutions, and to leverage and extend our current offerings to them. Geographically, we look to expand our presence in markets such as Europe, Japan, China, and the United States. Our expansion will be driven by our own efforts, as well as those of key systems integration, distribution, and content partners that we have already signed agreements with, or those who we intend to partner with.

Mobile and Device Solutions Products

Adobe Reader LE—a version of the Adobe Reader specifically developed for mobile phones that renders PDF documents on small-sized devices.

Macromedia Flash Lite—a version of the Adobe Flash Player specifically developed for many devices ranging from smart phones to feature phones, and for other consumer electronic devices; designed to require fewer device resources and can therefore operate on many devices from feature phones to TVs and digital video recorders on many devices from smart phones and feature phones.

Macromedia Flash SDK—a software development kit specifically developed for bringing Flash based content to consumer electronic devices; designed to require fewer device resources and can therefore operate on many devices from game devices to TVs and digital video recorders.

Macromedia FlashCast—an end-to-end, client-server solution that is designed to effectively create, deliver and use rich data services which are viewed as “channels” of information on mobile handsets; consists of the FlashCast client software which is embedded on mobile devices such as mobile phones and is built based on the Flash Lite runtime engine, and FlashCast server software which manages subscriber accounts, aggregates and delivers FlashCast channel updates to subscribers, and generates billing transactions for fulfillment.

Other Business Segment

Our Other Business segment contains several of our products and services which address market opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and OEM printing businesses, to new strategic opportunities such as OEM revenue generated from our technology platform – which includes the ubiquitous Adobe Reader and Adobe Flash Player clients. These opportunities, and the products we offer to address them, are reviewed below in the following categories:  Platform, OEM PostScript, and Print and Classic Publishing.

Platform Opportunities

As previously discussed, central to our long term strategy is our technology platform which enables the development of products and solutions that dramatically improves how businesses engage with their customers. While our technology platform encompasses products and technologies created across all of Adobe’s segments, the Platform Business Unit focuses on the development and delivery of our technology platform client technologies, including Adobe Reader and Adobe Flash Player software. These solutions ensure reliable, secure and rich application experiences across the broadest range of browsers, operating systems and devices.

Based on how these solutions allow consumers, enterprises and government agencies to present, deliver, consume and interact with information and content, there exists an opportunity to monetize the use of our Reader and Flash Player software. While typically provided for free, the widely used nature of both Flash Player and Reader has created new opportunities with partners whereby we can generate revenue based on the deployment of partner technology as part of our technology platform products.

In fiscal 2007, we will continue to explore monetization opportunities for our technology platform solutions, as well as focus on the long-term strategic goal of developing a new cross-platform client (code named “Apollo”) based on the Flash, PDF and HTML client technologies that will enable the creation of Web-enabled desktop applications.

Platform Products

Adobe Reader—software for reliable reviewing and printing of Adobe PDF files on a variety of hardware and operating system platforms; when used with certain Adobe PDF files created with Adobe LiveCycle Reader Extensions Server, Adobe Acrobat Professional, or Adobe Acrobat 3D, Adobe Reader also can be used to enable collaborative workflows through the addition of collaboration features built into the Adobe PDF file; these features include review and markup tools that normally are not present in the standard Adobe Reader product.

Adobe Flash Player—the most widely distributed rich client software on PCs and consumer electronic devices, the Flash Player provides a runtime environment for text, graphics, animations, sound, video, application forms and two-way communications.

Adobe Shockwave Player—a rich media player used for deploying multimedia content for use in internet solutions including education, training, games and commerce.

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

Adobe PDF Print Engine—a new, next-generation printing platform that enables complete, end-to-end PDF-based workflows using common PDF technology to generate, preview, and print PDF files; allows PDF files to be rendered natively throughout a workflow, providing performance benefits such as eliminating the need to flatten transparent artwork.

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

Print and Classic Publishing Products

Adobe Captivate—enables users to create interactive demonstrations and software simulations in the Flash file format; records users’ actions in any application and instantly creates Flash simulations with visible and audible mouse movements; the small file size and high resolution make Adobe Captivate simulations and demonstrations easy to publish online or burn onto a CD for use in training, sales, marketing or user support; often used in combination with Acrobat Connect, Adobe Captivate provides a robust technology solution to bring understanding and retention to the end users of rapid training and e-learning solutions.

Adobe Contribute—an easy way to update, add and publish Web content; non-technical business users can make changes to intranet and internet Websites while automatically maintaining site standards for style, layout and code; as a server application, Adobe Contribute provides a Web publishing system which enables IT professionals to manage and administer users and permissions as part of the Web publishing process; also content providers and Web professionals to save time and streamline the Web-content maintenance process.

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

Adobe RoboHelp—an authoring tool used by developers and technical writers to create professional help systems and documentation for desktop and Web-based applications; utilizes support for XML, PDF import/export, content management, distributed workforces, team authoring capabilities, as well as JavaHelp.

Adobe Type Library—includes Adobe’s best-selling typefaces, plus Adobe Type Manager; makes it easy to create beautiful text for print, Web and video projects.

Adobe Type Classics for Learning—a low-cost, introductory font library designed for students and educators.

Adobe Type Manager—provides powerful, easy management of all PostScript Type 1, OpenType and TrueType fonts.

Adobe Type Sets—various Collection packages of Adobe’s best-selling typefaces; makes it easy to create beautiful text for print, Web and video projects.

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

Macromedia FreeHand MX—a professional vector graphics tool designers and illustrators use to create high quality images that can be scaled; supports developing images for print, the Web and the Adobe Flash Player.

Macromedia JRun—an application server based on the J2EE specification; integrates with our development tool offerings and is used to deploy applications for functions such as online banking and customer service.

COMPETITION

The markets for our products are characterized by intense competition, evolving industry standards and business models, rapid software and hardware technology developments, and frequent new product introductions. Our future success will depend on our ability to enhance our existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models and other technological changes.

Creative Solutions

In our Creative Solutions segment, we offer the Adobe Creative Suite in two versions, which consist of combinations of several of our technologies. The Adobe Creative Suite Standard Edition combines the capabilities of Adobe InDesign, Adobe Illustrator and Adobe Photoshop, as well as file management and integration technology called Version Cue, and Adobe Bridge which provides a simple interface to easily organize, browse and locate files. The Adobe Creative Suite Premium Edition adds to this the capabilities of Adobe Acrobat Professional and Adobe GoLive. Similarly, we offer Macromedia Studio, which is a product that combines the capabilities of Macromedia Dreamweaver, Macromedia Flash Professional, Macromedia Fireworks, Macromedia Contribute and Macromedia FlashPaper. We also offer various bundles for customers who desire some of these applications in one affordable package.

Our Creative Solutions products compete with many companies, including Apple, Avid, Corel, Google, Microsoft and Quark, as they increase their presence in the creative software and solutions markets, as well as from open source initiatives.

With respect to Microsoft, it announced a new suite of products, called Expression Studio, which will compete with our Adobe Creative Suite and Macromedia Studio products and individual Creative Solutions segment products. Expected to ship in the second quarter of 2007, Expression Studio includes Microsoft Expression Design (formerly Microsoft Expression Graphic Designer) which will compete with our Adobe Illustrator, Adobe Photoshop and Macromedia Fireworks products; Microsoft Expression Blend (formerly Microsoft Expression Interactive Designer), which will compete with our Macromedia Flash product line; Microsoft Expression Web (formerly Microsoft Expression Web Designer), which will compete with our Macromedia Dreamweaver and Adobe GoLive products; and Microsoft Expression Media, which provides digital asset management, basic image editing, and video encoding/compression capabilities, and will potentially compete with some aspects of our creative and hobbyist-focused products. Microsoft’s new operating system, Windows Vista, also includes new features in its Presentation Foundation that compete with Macromedia Flash.

We believe our Adobe Creative Suite products and our Macromedia Studio product compete favorably on the basis of features and functionality, ease of use, product reliability, price and performance characteristics. The individual technologies within the Creative Suite and Studio products also work well together, providing broader functionality and shortened product training time for the individual who uses multiple applications to complete a project.

In addition to our Adobe Creative Suite and Macromedia Studio products, we offer the technologies within them as individual software applications. The competitive nature for these individual Creative Solutions products is discussed below.

Drawing and illustration products are characterized by feature-rich competition, brand awareness and price sensitivity. In addition to competition with Microsoft’s Expression Design product, our Adobe Illustrator and Macromedia FreeHand products face competition from companies such as ACDsee, Autodesk, Corel, Deneba, Mediascape, Xara and the open source product called Karbon14. We believe our products compete favorably due to high awareness of their rich features, especially the drawing and illustration functionalities, the technical capabilities of the product, and our ability to leverage core technologies from our other established products.

The demand for Web page layout and Web content creation tools is constantly evolving and highly volatile. In addition to competition with Microsoft’s Expression Blend and Web products, we believe Adobe GoLive, Macromedia Dreamweaver and Macromedia Flash face direct and indirect competition from desktop software companies such as Bare Bones Software and various proprietary and open source Web authoring tools. We also face competition from AJAX and Visual Studio products, and other integrated development environments that enable developers to create Web applications from companies such as BEA Systems, Borland and IBM. We believe our products compare favorably to these applications; however, our market share may be constrained by Microsoft’s ability to target its Web software to users in markets they dominate, including users of Microsoft Office, Microsoft Windows operating system, the Microsoft Internet Explorer Web browser, and Microsoft Visual Studio.

The needs of digital imaging and video editing software users are constantly evolving due to rapid technology and hardware advancements in digital cameras, digital video cameras, printers, personal computers, cellular phones and other new devices. Our software offerings, including Adobe Photoshop, Adobe Photoshop Elements, Adobe Photoshop Lightroom, Adobe After Effects, Adobe Audition, Adobe Soundbooth, Adobe Encore DVD, Adobe Premiere Elements, and Adobe Premiere Pro, face competition from companies offering similar products. We also continue to face competition from new emerging products, including online based services and those coming from the open source movement.

Our mid-range consumer offerings, including Photoshop Elements and Adobe Premiere Elements, are subject to intense competition, price sensitivity, brand awareness and strength in OEM bundling and retail distribution. We face direct and indirect competition from a number of companies that market software which competes with ours, including ACD Systems, AI Soft (Japan), Apple, ArcSoft, Corel, i4 (Japan), Google, Kodak, Nova Development, Magix, Microsoft, Paessler GmbH (Germany), Pegasus Imaging Company, Phase One, Photodex Corporation, Sonic Pinnacle, Sony and Ulead Systems. In addition, we face competition from device, hardware and camera manufacturers such as Apple, Canon, Dell, Hewlett-Packard, Nikon, Sony and others as they try to differentiate their offerings by bundling, for free, their own digital imaging software, or those of our competitors. Similarly, we face potential competition from operating system manufacturers such as Apple and Microsoft as they integrate hobbyist-level digital imaging and image management features into their operating systems. Finally, we face potential competition from open source products, including Gimp for Linux.

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

In professional digital imaging, software applications compete based on product features, brand awareness and price sensitivity. In addition to competition with Microsoft’s Expression Design product, our Adobe Photoshop and Adobe Photoshop Lightroom products face direct and indirect competition from a number of companies including Apple and Corel. Our Adobe Photoshop product competes favorably due to high awareness of the Photoshop brand in digital imaging, the positive recommendations for our Photoshop product by market influencers, the features and technical capabilities of the product, and our ability to leverage core features from our other established products.

Our Adobe InDesign product, used for professional page layout, faces significant competition. The main competitor, Quark, has a competitive product, Quark XPress, which has maintained a historically strong market share in the professional page layout market. Quark also benefits from an established industry infrastructure that has been built around the use of their XPress product in print shops and service bureaus, and through the development of third party plug-in products. Barriers to the adoption of Adobe InDesign by Quark XPress customers include this infrastructure, as well as the cost of conversion, training and software/hardware procurement required to switch to InDesign. We have seen an increase in the adoption of InDesign software and we believe we will continue to see market share gains going forward due to a product offering that contains new innovative features, our strong brand among users, positive reviews by industry experts, adoption of InDesign by major accounts which are influencers in their industries and improved infrastructure support by the industry for our overall solution.

Applications for digital video editing, motion graphics, special effects, audio creation and DVD authoring face increasing competition as video professionals and hobbyists migrate away from analog video and audio tools towards the use of digital camcorders and digital video production on their computers and DVD systems for rich media playback. Our Adobe After Effects, Adobe Audition, Adobe Encore DVD and Adobe Premiere Pro software products, as well as the Adobe Production Studio which contains these products, face competition from companies such as Apple, Avid, Canopus, Discreet, Sonic and Sony. Our Adobe Premiere Elements software product, which is targeted for use by hobbyists, faces competition from companies such as Aist, Apple, ArcSoft, Avid, Broderbund, Cyberlink, Magix, Microsoft and Muvee.

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

Knowledge Worker Solutions

With our Adobe Acrobat business, we are seeing an increase in competition from Microsoft. Microsoft has announced its new, next generation operating system, called Windows Vista, which started shipping in late 2006. Windows Vista includes a proprietary digital rights management technology and a new document format, called XML Paper Specification (“XPS”), which competes with Adobe PDF. In addition, Microsoft recently released the next version of its widely used Office product which offers a feature to save Microsoft Office documents as PDF files through a freely distributed plug-in. This new PDF feature in Office competes with Adobe Acrobat. Given Microsoft’s market dominance, XPS, the PDF feature in Office and any other competitive Microsoft product or technology that is bundled as part of its Office product or operating system or made freely available, could harm our overall Knowledge Worker Solutions market opportunity.

Our Adobe Acrobat product family also faces competition in the PDF file creation market from many clone products marketed by companies such as AdLib, Active PDF, Ansyr Technology, Apple, Global Graphics, Nuance, Software995, Sourcenext and others. In addition, other PDF creation solutions can be found at a low cost, or for free, on the Web.

For customers that use Adobe Acrobat Standard and Adobe Acrobat Professional as part of document collaboration and document process management solutions, where electronic document delivery, exchange, collaboration, security and archival needs exist, our Acrobat product family faces competition from entrenched office applications such as Microsoft Office. In the higher end of the electronic document market, Acrobat Professional provides features which compete with other creative professional PDF tool providers, such as Enfocus, Dalim, TeamPDF and Zinio. In addition, we are targeting the architecture, engineering and construction electronic document collaboration market with our Acrobat Professional product market. The capabilities of our product in this market compete with some aspects of Autodesk’s solution.

To address the threats from Microsoft and others, we are working to ensure our Adobe Acrobat applications stay at the forefront of innovation in emerging opportunities such as PDF document generation, document collaboration and document process management.

Adobe Acrobat Connect (formerly Macromedia Breeze) faces competition from many Web conferencing vendors, including WebEx and Microsoft Office Live Meeting. WebEx is a market share leader, and Microsoft has steadily increased its marketing of Microsoft Office Live Meeting. To address the threats from Microsoft and others in the Web conferencing space, we focus on providing a differentiated and enhanced user experience through our ubiquitous Adobe Flash Player.

Mobile and Device Solutions

The markets we address with our Mobile and Device solutions are influenced by evolving industry standards, rapid software and hardware technology developments, and frequent new product and technology introductions by companies or open-source initiatives targeting similar opportunities. Technologies and products which could compete with Macromedia Flash Lite include Java, Brew, SVG, WAP and Microsoft Windows Mobile, as well as solutions from the open source movement and vendors supplying clone versions of these products and technologies.

We believe our Macromedia Flash Lite solution competes favorably against these technologies and solutions due to the ubiquitous distribution of Adobe Flash Player technology on a broad set of platforms, including PCs, cellular phones, and consumer electronic devices.  We also believe our robust programming model and developer tools used to create Flash content, and the large Flash developer community and ecosystem which utilize our tools, are key assets in our ability to effectively compete in this market.  Further, the rich expressiveness of Flash, which provides the capability to deliver audio, video, motion graphics, vector graphics and visual effects, and results in rich user experiences and interfaces on mobile devices, is a key differentiation when compared to the capabilities of alternate solutions.

Enterprise and Developer Solutions

The markets we address with our Macromedia ColdFusion, Adobe LiveCycle and Adobe Flex products are influenced by evolving industry standards, rapid software and hardware technology developments, and new product introductions from competitors such as Microsoft and IBM.

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

As discussed previously, Microsoft has recently started shipping its next generation operating system, called Windows Vista. Windows Vista includes a new document format, called XPS, which competes with Adobe PDF. Windows Vista also contains a proprietary digital rights management technology which competes with Adobe LiveCycle Policy Server. In addition, Microsoft’s new version of Office includes an updated version of its SharePoint product which competes with certain aspects of our Adobe LiveCycle products. Microsoft has also recently delivered technology called Windows Presentation Foundation as part of the Windows Vista release in late 2006.  Windows Presentation Foundation offers an alternative to building RIA applications within the Microsoft .NET framework.

In the electronic forms solution market, in addition to competition from Microsoft Infopath based solutions, we face competition from IBM through their acquisition of an eForms solution company called PureEdge and their acquisition of FileNET’s electronic form solutions. Similarly, we face competition for document process management solutions from workflow solution vendors such as MetaStorm, Nuance and Ultimus.

We believe that our Adobe LiveCycle server product family competes favorably against these companies and formats in terms of the combined benefits of superior functionality, cross-platform visual page fidelity/reliability, multi-platform capability, file compression, printing and security of documents expressed using Adobe PDF. We also believe that Adobe PDF and its integration with XML, combined with the broad distribution of Adobe Reader on all leading hardware platforms, provide a ubiquitous universal multi-platform solution that is more compelling than our competitors’ offerings.

As we broaden the scope of products and solutions offered with our Enterprise and Developer Solutions products, we face increased competition from entrenched office applications, emerging products/technologies and potentially, enterprise collaboration system providers. Additionally, current office applications and content creation/management tools that use HTML, Microsoft Word, Tagged Information File Format (“TIFF”) and various XML-based formats for electronic document distribution provide alternate solutions to customers, and indirectly compete with our enterprise server products and the use of Adobe PDF.

Our Adobe Flex server product provides a solution for developers and IT departments wanting to deploy enterprise class, Rich Internet Applications and leverages Adobe Flash Player technology. Beyond the competitive Microsoft threats previously discussed, vendors such as Tibco, JackBe, Backbase, and NexaWeb offer competitive solutions in the RIA market that we target with Flex. In addition, new open source technologies including AJAX techniques provide alternative methods for creating RIAs. Numerous open source groups, as well as a number of commercial software vendors are working to build tools and frameworks that make AJAX competitive with Flex.

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

In printing technologies, we believe the principal competitive factors for OEMs in selecting a page description language or a printing technology are product capabilities, market leadership, reliability, price, support and engineering development assistance. We believe that our competitive advantages include our technology competency, OEM customer relationships and intellectual property portfolio. Adobe PostScript faces competition from Hewlett-Packard’s proprietary PCL page description language and from developers of other page description languages based on the PostScript language standard, including Global Graphics and Xionics. In addition, as previously discussed, Microsoft has recently shipped its next generation operating system called Windows Vista. It includes a new document format called XPS, which competes with Adobe PDF. Certain aspects of XPS also compete with our Adobe PostScript technologies and solutions.

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

In interactive simulations/e-learning, our Adobe Captivate product faces competition from general content development tools such as Microsoft PowerPoint, screen recording tools such as Techsmith’s Camtasia and more advanced e-learning and software simulation solutions such as Firefly or OnDemand. Competition is based on speed of development and features of products, ease-of-use and price. We believe we have a strong product and can successfully compete based upon the quality and features of the Adobe Captivate product, its strong brand among users and its widespread adoption among training developers.

In Web content management, our Adobe Contribute product faces competition from solutions that provide for the simple creation of blogs and “Wikis”, as well as basic content publishing products such as Microsoft Word and Microsoft SharePoint, and, large-scale Web content management systems from companies such as Interwoven, Vignette, IBM and Oracle. Competition is based on the usability, quality and features of products, the level of customization and integration with other Web content management components, the integration with Web design tools, the number of hardware platforms supported, service, and price.  We believe we can successfully compete based upon the usability and price of the Adobe Contribute product, strong brand among users and integration with other Web content management components.

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

In technical Web authoring and publishing, our Adobe RoboHelp product faces competition from large-scale Web publishing systems, XML-based Web publishing companies, as well as lower-end publishing products such as Microsoft Word. Competition is based on the quality and features of products, the level of customization and integration with other publishing system components, the number of hardware platforms supported, service, and price. We believe we can successfully compete based upon the quality and features of the Adobe RoboHelp product.

Our Macromedia JRun product competes with large Java application server vendors as well as products available at no cost including the Tomcat Java Servlet Engine provided by the Apache Foundation.

OPERATIONS

Marketing and Sales

We market and distribute our products through sales channels, which include distributors, retailers, software developers, systems integrators, ISVs and VARs, as well as through OEM and hardware bundle customers. We also market and license our products directly using our sales force and through our own Web site at www.adobe.com.

We support our worldwide distribution network and end user customers with international offices around the world, including locations in Australia, Austria, Belgium, Brazil, Canada, China, Czech Republic, Denmark, England, Finland, France, Germany, India, Ireland, Italy, Japan, Korea, Mexico, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Scotland, Singapore, Spain, Sweden, Switzerland and Taiwan.

We also license software with maintenance and support, which includes rights to upgrades, when and if available, support, updates and enhancements.

For information regarding our market and business segment revenue, geographic areas and significant customers, please refer to Note 17 of our Notes to Consolidated Financial Statements.

Order Fulfillment

The procurement of the various components of packaged products, including CDs and printed materials, and the assembly of packages for retail and other applications products is controlled by our Global Supply Chain Management operations. We outsource our order fulfillment activities to third parties in the United States, Europe and Asia.

To date, we have not experienced significant difficulties in obtaining raw materials for the manufacture of our products or in the replication of CDs, printing and assembly of components, although an interruption in production by a supplier could result in a delay in shipment of our products. The backlog of orders from customers, as of January 19, 2007 and January 20, 2006, was approximately $15.1 million and $30.9 million, respectively.

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

Training

We inform customers about the use of our products through on-line informational services on our Web site (www.adobe.com) and through a growing series of how to books published by Adobe Press pursuant to a joint publishing agreement with Peachpit Press. In addition, we develop tests to certify independent trainers who teach Adobe software classes. We sponsor workshops, work with professional associations and user groups, and conduct regular beta testing programs.

Investments

We own limited partnership interests in three venture capital limited partnerships, Adobe Ventures L.P., Adobe Ventures III, L.P. and Adobe Ventures IV, L.P. (collectively “Adobe Ventures”), that have invested in early stage companies with innovative technologies. We also make direct investments in privately held companies. We enter into these investments with the intent of securing financial returns as well as for strategic purposes as they often increase our knowledge of emerging markets and technologies, as well as expand our opportunities to provide Adobe products and services. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

We intend to continue direct investments in new technologies and plan to invest approximately $100 million in venture capital over the next three to five years in companies leveraging our platform technologies.

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

During fiscal years ended December 1, 2006, December 2, 2005, and December 3, 2004, our research and development expenses, including costs related to contract development, were $539.7 million, $365.3 million, and $311.3 million, respectively.

During fiscal 2006, we acquired Macromedia, Inc., a provider of software technologies that enable the development of a wide range of internet and mobile application solutions. For further information regarding this acquisition, see Note 2 of our Notes to Consolidated Financial Statements.

During fiscal 2005, we acquired OKYZ S.A., a privately held company, which provided three dimensional technology and expertise to our Intelligent Document platform.

During fiscal 2004, we acquired Q-Link Technologies, Inc, a privately-held company, which provided Java-based workflow technology that was integrated with our enterprise server products to enable customers to integrate document process management with core applications.

PRODUCT PROTECTION

We regard our software as proprietary and protect it under the laws of copyrights, patents, trademarks and trade secrets. We protect the source code of our software programs as trade secrets, and make source code available to third parties only under limited circumstances and specific security and confidentiality constraints.

Our products are generally licensed to end users on a “right to use” basis pursuant to a license that restricts the use of the products to a designated number of devices. We also rely on copyright laws and on “shrink wrap” and electronic licenses that are not physically signed by the end user. Copyright protection may be unavailable under the laws of certain countries, and the enforceability of “shrink wrap” and electronic licenses has not been conclusively determined in all jurisdictions. We have obtained many patents and have registered numerous copyrights, trademarks, domain names and logos in the United States and foreign countries.

Policing unauthorized use of computer software is difficult and software piracy is a persistent problem for the software industry. This problem is particularly acute in international markets. We conduct vigorous anti piracy programs directly and through certain external software associations. Although our products generally do not contain copy protection or network copy detection features, we have recently included activation technology in certain products to guard against illegal use and will continue to do so in certain future products.

EMPLOYEES

As of January 19, 2007, we employed 6,082 people. We have not experienced work stoppages and believe our employee relations are good. Competition in recruiting personnel in the software industry, especially highly skilled engineers, is intense. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, management and sales and marketing personnel.

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

EXECUTIVE OFFICERS

Adobe’s executive officers as of January 19, 2007 are as follows:

Name	Age	Positions
Bruce R. Chizen	51	Chief Executive Officer and acting Chief Financial Officer
Karen O. Cottle	57	Senior Vice President, General Counsel and Corporate Secretary
Shantanu Narayen	43	President and Chief Operating Officer
Matthew Thompson	48	Senior Vice President, Worldwide Field Operations
Richard T. Rowley	51	Vice President, Principal Accounting Officer

Mr. Chizen joined Adobe upon the closing of the acquisition of Aldus in August 1994 as Vice President and General Manager, Consumer Products Division. In December 1997, he was promoted to Senior Vice President and General Manager, Graphic Products Division and in August 1998, Mr. Chizen was promoted to Executive Vice President, Products and Marketing. In April 2000, Mr. Chizen was promoted to President of Adobe and in December 2000, he also became Adobe’s Chief Executive Officer and joined the Adobe Board of Directors in December 2000. In January 2005, Mr. Chizen relinquished the title of President, but remains as Adobe’s Chief Executive Officer and a member of Adobe’s Board of Directors. Mr. Chizen was also appointed as Adobe’s acting Chief Financial Officer in November 2006. Mr. Chizen is a member of the Board of Directors of Synopsys, Inc.

Ms. Cottle joined Adobe in February 2002 as Senior Vice President, General Counsel and Secretary. Prior to joining Adobe, Ms. Cottle served as General Counsel for Vitria Technology, Inc., a service-oriented business application software company from February 2000 to February 2002. From 1996 to 1999, Ms. Cottle served as Vice President, General Counsel and Secretary of Raychem Corporation.

Mr. Narayen joined Adobe in January 1998 as Vice President and General Manager of Adobe’s engineering technology group. In January 1999, he was promoted to Senior Vice President, Worldwide Products and in March 2001 he was promoted to Executive Vice President, Worldwide Product Marketing and Development. In January 2005, Mr. Narayen was promoted to President and Chief Operating Officer of Adobe. Prior to joining Adobe, Mr. Narayen co-founded Pictra Inc., a digital photo sharing software company, in 1996. He was Director of Desktop and Collaboration products at Silicon Graphics Inc. and held various senior manager positions at Apple Inc. before founding Pictra.

Mr. Thompson joined Adobe in January 2006 as Senior Vice President, Worldwide Field Operations. Prior to joining Adobe, Mr. Thompson served as Senior Vice President of Worldwide Sales at Borland Software Corporation, a software delivery optimization solutions provider, from October 2003 to December 2006. Prior to joining Borland, Mr. Thompson was Vice President of Worldwide Sales and Field Operations for Marimba, Inc., a provider of products and services for software change and configuration management, from February 2001 to January 2003. From July 2000 to January 2001, Mr. Thompson was Vice President of Worldwide Sales for Calico Commerce, Inc., a provider of eBusiness applications. Prior to joining Calico, Mr. Thompson spent six years at Cadence Design Systems, a provider of electronics design technologies. While at Cadence, from January 1998 to June 2000, Mr. Thompson served as Senior Vice President, Worldwide Sales and Field Operations and from April 1994 to January 1998 as Vice President, Worldwide Professional Services.

Mr. Rowley joined Adobe in November 2006 as Vice President, Corporate Controller and Principal Accounting Officer.  Prior to joining Adobe, Mr. Rowley served as Vice President, Corporate Controller, Treasurer and Principal Accounting Officer at Synopsys, Inc., a semiconductor design software company, from December 2002 to September 2005, and from 1999 to December 2002, Mr. Rowley served as Vice President, Corporate Controller and Principal Accounting Officer.  From 1994 to 1999, Mr. Rowley served in several finance-related positions at Synopsys. Mr. Rowley is a certified public accountant.

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

The end markets for our software products are intensely and increasingly competitive, and are significantly affected by product introductions and market activities of industry competitors, including Microsoft’s announced introduction of its new Vista operating system which contains a new fixed document format, XPS, which will compete with Adobe PDF, and its introduction of Office 12 which offers a feature to save Microsoft Office documents as PDF files through a freely distributed plug-in, which competes with Adobe PDF creation. If these competing products achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of this Annual Report.

If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.

We are devoting significant resources to the development of technologies and service offerings where we have a limited operating history, including the enterprise and government markets and the mobile and device markets. In the enterprise and government markets, we intend to increase our focus on vertical markets such as education, financial services, manufacturing, and the architecture, engineering and construction markets. With our Adobe Acrobat Connect product line, we intend to increase awareness in targeted horizontal markets such as training and marketing and vertical markets such as manufacturing, financial services and telecommunications. These new offerings and markets require a considerable investment of technical, financial and sales resources, and a scaleable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the enterprise and government markets and the mobile and device markets, and greater sales and marketing resources. In the mobile and device markets, our intent is to license our technology to device makers, manufacturers and telecommunications carriers that embed our technology on their platforms, and in the enterprise and government market our intent is to form strategic alliances with leading enterprise and government solutions and service providers to provide additional resources to further enable penetration of such markets. If we are unable to successfully enter into strategic alliances with device makers, manufacturers, telecommunication carriers and leading enterprise and government solutions and service providers, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted. Another development is the software-as-a-service business model, by which companies provide applications, data and related services over the Internet. Providers use primarily advertising or subscription-based revenue models. Recent advances in computing and communications technologies have made this model viable and could enable the rapid growth of some of our competitors. We are exploring the development of our own software-as-a-service strategies. It is uncertain whether these strategies will prove successful. Additionally, customer requirements for “open standards” or “open source” products could impact adoption or use with respect to some of our products.

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

Revenues from our new businesses may be difficult to predict.

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

If we fail to anticipate and develop new products in response to changes in demand for application software, computers, printers, or other non PC-devices our business could be harmed.

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

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights or disputes relating to the validity or alleged infringement of third-party rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. We may incur significant costs in acquiring the necessary third party intellectual property rights for use in our products. Third party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on less favorable terms, prevent us from manufacturing or licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements any one of which could seriously harm our business.

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

We also devote significant resources to maintaining the security of our products from malicious hackers who develop and deploy viruses, worms, and other malicious software programs that attack our products. Nevertheless, actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to seek to return products, to reduce or delay future purchases, to use competitive products or to make claims against us. Also, with the introduction of hosted services with some of our product offerings, our customers may use such services to share confidential and sensitive information. If a breach of security occurs on these hosted systems, we could be held liable to our customers. Additionally, such breaches could lead to interruptions, delays and data loss and protection concerns as well as harm to our reputation.

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

We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Website for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cyber-attack, terrorist attack, or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. Our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in San Jose, California, which is near major earthquake faults. We believe we have developed sufficient disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

We rely on turnkey assemblers and any adverse change in our relationship with our turnkey assemblers could result in a loss of revenue and harm our business.

We currently rely on six turnkey assemblers of our products, with at least two turnkeys located in each major region we serve. If any significant turnkey assembler terminates its relationship with us, or if our supply from any significant turnkey assembler is interrupted or terminated for any other reason, we may not have enough time or be able to replace the supply of products replicatedby that turnkey assembler to avoid serious harm to our business.

Our future operating results are difficult to predict and are likely to fluctuate substantially from quarter to quarter and as a result the market price of our common stock may be volatile and our stock price could decline.

As a result of a variety of factors discussed herein, our quarterly revenues and operating results for a particular period are difficult to predict. Our revenues may grow at a slower rate than experienced in previous periods and, in particular periods, may decline. Additionally, we periodically provide operating model targets. These targets reflect a number of assumptions, including assumptions about product pricing and demand, economic and seasonal trends, competitive factors, manufacturing costs and volumes, the mix of shrink-wrap and licensing revenue, full and upgrade products, distribution channels and geographic markets. If one or more of these assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.

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

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:

•       software revenue recognition;

•       accounting for stock-based compensation;

•       accounting for income taxes; and

•       accounting for business combinations and related goodwill

In particular, in the first quarter of fiscal 2006, we adopted SFAS 123R which requires the measurement of all stock-based compensation to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The adoption of SFAS 123R had a significant adverse effect on our reported financial results. It will continue to significantly adversely affect our reported financial results and may impact the way in which we conduct our business. Please refer to Notes 1 and 11 of our Notes to Consolidated Financial Statements for further information regarding the adoption of SFAS 123R.

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

Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. In addition, we are subject to the continual examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities, including a current examination by the Internal Revenue Service for our fiscal 2001, 2002 and 2003 tax returns, primarily related to our intercompany transfer pricing. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examination. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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

We hold equity investments in public companies that have experienced significant declines in market value. We also have investments and plan to continue to make future investments in privately held companies, many of which are considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products these companies have under development is typically in the early stages and may never materialize. Our investment activities can impact our net income. Future price fluctuations in these securities and any significant long-term declines in value of any of our investments could reduce our net income in future periods.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

The following table sets forth the location, approximate square footage and use of each of the principal properties used by Adobe during fiscal 2006. We lease or sublease all of these properties with the exception of our property in India, where we own the building and lease the land, and San Francisco where we own the building and land. All properties are leased under operating leases. Such leases expire at various times through 2025, with the exception of the land lease that expires in 2091. The annual base rent expense (including operating expenses, property taxes and assessments, as applicable) for all facilities is currently approximately $69.1 million and is subject to annual adjustments as well as changes in interest rates.

Location	Approximate Square Footage		Use
North America:
345 Park Avenue San Jose, CA 95110, USA	378,000		Research, product development, sales and marketing
321 Park Avenue San Jose, CA 95110, USA	321,000		Research, product development, sales and marketing
151 Almaden Boulevard San Jose, CA 95110, USA	267,000		Administration, product development and sales
601 and 625 Townsend San Francisco, CA 94103, USA	263,000		Research, product development, administration, sales, and marketing
801 N. 34th Street-Waterfront Seattle, WA 98103, USA	255,000		Product development, sales, technical support, and administration
1-3 Riverside Center 275 Grove Street Newton, MA 02466, USA	81,000	*	Sales, marketing, research, product development
333 Preston Street Ottawa, Ontario K1S 1N4	122,000		Research, product development, sales, marketing, and administration
India:
Adobe Towers, 1-1A, Sector 25A Noida, U.P. 201301	200,000		Product development
Salapuria Infinity, 3rd Floor #5, Bannerghatta Road Bangalore 560029	56,000		Product development
Japan:
Gate City Ohsaki East Tower 1-11-2 Ohsaki, Shinagawa-ku Tokyo 141-0032	57,000		Sales, marketing, and product development
Germany:
Grobe Elbstrable 27 Hamburg 22767	27,000		Product development

UK:
3 Roundwood Avenue Stockley Park, Uxbridge, UB11 1AY	21,000	Sales, marketing, product development, and administration

*                    The total square footage is 348,000, of which we occupy 81,000 square feet, or approximately 23% of this facility.

In general, all facilities are in good condition and are operating at an average capacity of approximately 80%

In addition to the facilities listed above, we also lease other office space in the United States and various other countries under operating leases. We have one leased set of offices in San Jose, California that was vacated in connection with the restructuring program implemented in fiscal 1998. We have subleased the offices but still have a commitment under the lease agreement until mid 2007.

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

On October 13, 2006, a purported shareholder derivative action entitled Steven Staehr v. Bruce R. Chizen, et al was filed in the Superior Court of California for the County of Santa Clara against certain of the Company’s current and former officers and directors, and against Adobe as a nominal defendant. The complaint asserts that stock option grants to executives were priced retroactively by Adobe and were improperly accounted for, and alleges various causes of action based on that assertion. The complaint seeks payment by the defendants to Adobe of damages allegedly suffered by it and disgorgement of profits, as well as injunctive relief.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 1, 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Our common stock is traded on the NASDAQ Global Select Market under the symbol “ADBE.” On January 19, 2007, there were 1,827 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock and the cash dividends paid per share, for the periods indicated. All per share amounts in the following table have been adjusted to reflect the two-for-one stock split in the form of a stock dividend effected May 23, 2005.

	Price Range		Cash Dividend
	High	Low	Per Share
Fiscal 2006:
First Quarter	$40.51	$34.52	—
Second Quarter	39.45	28.35	—
Third Quarter	34.07	26.47	—
Fourth Quarter	42.55	31.50	—
Fiscal Year	42.55	26.47	—
Fiscal 2005:
First Quarter	$32.56	$27.40	$0.00625
Second Quarter	34.48	26.57	—
Third Quarter	32.92	25.80	—
Fourth Quarter	35.68	26.67	—
Fiscal Year	35.68	25.80	0.00625

Under the terms of our lease agreements for our San Jose headquarters, we are not prohibited from paying cash dividends unless an event of default occurs. We discontinued our quarterly cash dividend after the payment of the dividend for the first quarter of fiscal 2005. We intend to use the cash previously used to pay the quarterly dividend for our ongoing stock repurchase programs.

For information on our equity compensation plans, refer to Note 11 in our Notes to Consolidated Financial Statements.

(c)   Below is a summary of stock repurchases for the quarter ended December 1, 2006 (in thousands, except average price per share). See Note 12 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Plan/Period	Shares Repurchased(1)	Average Price Per Share	Maximum Number of Shares that May Yet be Purchased
Stock Repurchase Program I
Beginning shares available to be repurchased as of September 1, 2006			147,609,017
September 2 - 29, 2006
From employees(2)	1,388	$36.92
Structured repurchases	471,879	33.33
September 30 - October 27, 2006
From employees(2)	1,443	38.59
Structured repurchases	593,946	36.89
October 28 - December 1, 2006
From employees(2)	1,346	41.47
Structured repurchases	1,160,105	38.06
Total shares repurchased	2,230,107		(2,230,107)
Adjustments to repurchase authority for net dilution			10,471,889	(3)
Ending shares available to be repurchased as of December 1, 2006			155,850,799	(4)

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

ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data (presented in thousands, except per share amounts and employee data) are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. All per share amounts referred to in the table below have been adjusted to reflect the two-for-one stock split in the form of stock dividends effected May 23, 2005.

	Fiscal Years
	2006	2005	2004	2003	2002
Operations:
Revenue	$2,575,300	$1,966,321	$1,666,581	$1,294,749	$1,164,788
Gross profit	2,282,843	1,853,743	1,562,203	1,201,727	1,060,500
Income before income taxes	679,727	765,776	608,645	380,492	284,689
Net income(*)	505,809	602,839	450,398	266,344	191,399
Net income per share(*)
Basic	0.85	1.23	0.94	0.57	0.41
Diluted	0.83	1.19	0.91	0.55	0.40
Cash dividends declared per common share	—	0.00625	0.025	0.025	0.025
Financial position:
Cash, cash equivalents and short-term investments	2,280,879	1,700,834	1,313,221	1,096,533	617,737
Working capital	2,207,122	1,528,183	1,107,142	892,498	436,883
Total assets	5,962,548	2,440,315	1,958,632	1,555,045	1,051,610
Stockholders’ equity	5,151,876	1,864,326	1,423,477	1,100,800	674,321
Additional data:
Worldwide employees	6,068	4,285	3,848	3,515	3,319

*                    In fiscal 2006, net income and net income per share includes the impact of SFAS 123R stock-based compensation charges as well as the integration of Macromedia into our operations, neither of which were present in prior years. Refer to Notes 2 and 11 of our Notes to Consolidated Financial Statements.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion (presented in millions) should be read in conjunction with our consolidated financial statements and notes thereto. The share and per share data below have been adjusted to give effect to our stock split as of May 23, 2005.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Business - Risk Factors.” You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed in 2007. When used in this report, the words “expects,” “could,” “would”, “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

ACQUISITION OF MACROMEDIA

On December 3, 2005, we completed the acquisition of Macromedia for approximately $3.5 billion. We expect our revenues, cost of revenues and operating expenses to increase in the future, but we also anticipate cost saving synergies. We incurred restructuring charges of $19.7 million during fiscal 2006. Coinciding with the integration of Macromedia and the start of our 2006 fiscal year, we changed the reporting of our segments to be aligned with our market opportunities and how we manage our various businesses. The discussions in this section of the Annual Report on Form 10-K, as well as the financial statements contained herein, reflect the impact of the acquisition. See Note 2 for further information regarding this acquisition.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, stock-based compensation, goodwill and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

Revenue Recognition

We recognize revenue in accordance with current U.S. generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and are subject to change. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions, if any, must be deferred. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services and the appropriate pricing for those products and services. In addition, we must estimate certain royalty revenue amounts due to the timing of securing information from our customers. Our assumptions and judgments regarding future products and services as well as our estimates of royalty revenues could differ from actual events, thus materially impacting our financial position and results of operations.

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

Stock-based Compensation

We adopted the provisions of, and account for stock-based compensation in accordance with, Statement of Financial Accounting Standard (“SFAS”) 123R during the first quarter of fiscal 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. As permitted by Staff Accounting Bulletin (“SAB”) 107, we estimate the volatility of our common stock by using implied volatility in market traded options. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the option pricing model on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

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

See Note 11 of our Consolidated Financial Statements for further information regarding the SFAS 123R disclosures.

Goodwill Impairment

We perform goodwill impairment tests on an annual basis, during the second quarter of our fiscal year, or more frequently, if facts and circumstances warrant a review. We make judgments about goodwill whenever events or changes in circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist. The timing of an impairment test may result in charges to our statements of income in our current reporting period that could not have been reasonably foreseen in prior periods. In order to estimate the fair value of goodwill, we typically make various assumptions about the future prospects the asset relates to, consider market factors and estimate our future cash flows. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to its estimated fair value. Assumptions and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. More conservative assumptions of the anticipated future benefits could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values.

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

Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. We are currently under examination by the Internal Revenue Service for our fiscal 2001, 2002 and 2003 tax returns, primarily related to our intercompany transfer pricing. Although we believe our judgments, assumptions and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of the current and any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

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

RESULTS OF OPERATIONS

Overview of 2006

During fiscal 2006, we continued to focus on delivering market-leading technologies and software that are redefining business, entertainment, and personal communications. Our solutions, which utilize industry standards for producing and delivering content that allow people to engage with information virtually anywhere at anytime, drove strong revenue and earnings growth in the year.

In our Creative Solution segment, we generated strong year-over-year growth based on the addition of Macromedia products to our product portfolio and the performance of our Creative Suite products family. In addition, to capitalize on the broad adoption of digital video on the Web, we introduced Production Studio 1.0 - a suite of video products - including Adobe Premiere Pro 2.0, Adobe After Effects 7.0, Adobe Audition 2.0, and Adobe Encore 2.0. This new release drove strong year-over-year growth in the digital video category of our creative business.

In the fourth quarter, we introduced new versions of our Adobe Photoshop Elements and Adobe Premiere Elements hobbyist products, which target consumers who desire professional-like capabilities with an easy-to-use interface for enhancing and sharing their memories in the form of images and video. These products contributed strong year-over-year growth in this category of our Creative Solutions segment.

In our Knowledge Worker segment, we introduced Adobe Acrobat 3D 7.0 in the first quarter to address the needs of the engineering and manufacturing markets, where complex documents are created and shared across diverse user bases and platforms. In addition, we delivered the Acrobat 8 family of products in the fourth quarter of fiscal 2006. Acrobat 8 has numerous new features to help drive increased adoption by users in enterprises, governments and specialized vertical markets such as architecture, engineering and construction. In combination with the delivery of Acrobat 8, we introduced Acrobat Connect, a rebranded and new version of the former Macromedia Breeze product, which provides real-time collaboration via the Web. Together, these product introductions and our execution against the opportunities we forecast in the knowledge worker business helped us to achieve strong year-over-year growth in this business.

Our Enterprise and Developer segment also achieved solid results in 2006, generating record revenue and gaining broad market acceptance in the categories of Document Services and Rich Internet Applications with our LiveCycle and Flex technologies.

In our Other segments, we achieved solid growth through the monetization of our platform technologies, as well as new releases of existing products such as Adobe Captivate 2 and Adobe Contribute 4 (which were former Macromedia products). Our Postscript printing technology, a key part of our Other segments revenue, also generated year-over-year growth.

Revenue

	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004
Product	$2,484.7	29%	$1,923.3	18%	$1,634.0
Percentage of total revenues	96%		98%		98%
Services and support	90.6	111%	43.0	32%	32.6
Percentage of total revenues	4%		2%		2%
Total revenues	$2,575.3	31%	$1,966.3	18%	$1,666.6

Coinciding with the integration of Macromedia and the start of fiscal 2006, we changed the reporting of our segments to be aligned with our market opportunities and how we manage our combined businesses. For comparability, the prior fiscal period’s results have been reclassified to reflect the realignment of the segments.

We have the following segments: Creative Solutions, Knowledge Worker Solutions, Enterprise and Developer Solutions, Mobile and Device Solutions, and Other. Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers. This segment combines most of the products of our prior Creative Professional and Digital Imaging and Video segments, along with the creative professional-focused products and solutions that we obtained through our acquisition of Macromedia. The Knowledge Worker Solutions segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them reliably share information and collaborate effectively. This segment contains revenue generated by the Adobe Acrobat family of products. Our Enterprise segment provides server-based enterprise interaction solutions that automate people-centric processes. The segment contains revenue generated by our LiveCycle, ColdFusion and Flex lines of products. The Mobile and Device

Solutions segment provides solutions that create compelling experiences through rich content, user interfaces, and data services on mobile and non-PC devices such as cellular phones, consumer devices and internet connected hand-held devices. Finally, Other contains several of our products and services which address market opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and OEM printing businesses, to new strategic opportunities such as OEM revenue generated from our free software downloads, which include Adobe Reader and Adobe Flash Player applications.

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

Segment  Information

	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004
Creative Solutions	$1,424.9	26%	$1,128.3	14%	$987.8
Percentage of total revenues	55%		57%		59%
Knowledge Worker Solutions	671.0	13%	593.5	35%	439.4
Percentage of total revenues	26%		30%		27%
Enterprise and Developer Solutions	189.2	67%	113.0	10%	102.5
Percentage of total revenues	7%		6%		6%
Mobile and Device Solutions	37.7	* %	—	* %	—
Percentage of total revenues	2%		—		—
Other*	252.5	92%	$131.5	(4)%	136.9
Percentage of total revenues	10%		7%		8%
Total Revenues	$2,575.3		$1,966.3		$1,666.6

*                    Other segment revenue includes platform revenue of $37.2 million and $0.4 million for fiscal 2006 and 2005, respectively, or 1% and 0% of total revenues, respectively. We did not have platform revenue in fiscal 2004.

Fiscal 2006 Revenue Compared to Fiscal 2005 Revenue

Revenue from our Creative Solutions segment increased during fiscal 2006 as compared to fiscal 2005 primarily due to the addition ofnew products related to the acquisition of Macromedia. We had an approximately 45% increase in revenue from our Digital Video software products due to the release of the Adobe Production Studio and the new versions of our video products. Revenue also increased 9% in our creative products due to continued growth in revenue from our Adobe Creative Suite product and the introduction of new software bundles. These increases were partially offset by a decrease in revenues of 2% from our Digital Imaging software products due to product lifecycle timing and the success of our suites and bundles.

Revenue from our Knowledge Worker Solutions segment increased during fiscal 2006 as compared fiscal 2005 primarily due to continued adoption of our Acrobat family of products and the launch of

Acrobat 8 during the fourth quarter of fiscal 2006, as well as the addition of new products related to the acquisition of Macromedia. There were no notable decreases for fiscal 2006.

Revenue from our Enterprise and Developer Solutions segment increased during fiscal 2006 as compared to fiscal 2005 primarily due to the addition of new products related to the acquisition of Macromedia. Revenue from this segment also grew due to increases in revenue from our LiveCycle products of 23% as a result of increased licensing and server support revenue, as we continue to successfully focus on both the government sector and financial services. There were no notable decreases for fiscal 2006.

Revenue from our Mobile and Device Solutions segment increased during fiscal 2006 as compared fiscal 2005, wholly due to the addition of new products related to the acquisition of Macromedia.

Revenue from our Other segments increased during fiscal 2006 as compared to fiscal 2005, primarily due to increased revenue from PostScript licensing and to the addition of new products related to the acquisition of Macromedia. There were no notable decreases for fiscal 2006.

Fiscal 2005 Revenue Compared to Fiscal 2004 Revenue

Revenue from our Creative Solutions segment grew during fiscal 2005 as compared to fiscal 2004. The growth in the segment was due to a 32% increase in revenues from the new versions of our Adobe Creative Suite products which were released during the second quarter of fiscal 2005. Additionally, there was a 3% increase in revenues from our digital imaging software products as a result of new releases of our Adobe Photoshop Elements product as well as the new software bundle that combines our Adobe Photoshop Elements and Adobe Premiere Elements products. There were no notable decreases for fiscal 2005.

Revenue from our Knowledge Worker segment increased during fiscal 2005 as compared to fiscal 2004 primarily due to a 36% increase in revenues from our Acrobat desktop products. The increase in revenues from our Acrobat desktop products is due to continued adoption of Acrobat desktop products by enterprises and technical professionals, as well as the release of Acrobat 7 during the first quarter of fiscal 2005.

Revenue from our Enterprise Solutions segment increased during fiscal 2005 as compared to fiscal 2004 primarily due to our LiveCycle products. There was approximately a 10% increase in revenue during fiscal 2005 due to increased licensing and server support revenue, as we continued our focus on both the government sector and financial services. Additionally, revenue from our Enterprise Solutions segment increased during fiscal 2005 due to an increase in consulting revenues. There were no notable decreases for fiscal 2005.

Revenue from our Other segments decreased slightly during fiscal 2005 as compared to fiscal 2004 primarily due to a decrease in revenues from our Classic Publishing software products.

Geographic Information

	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004
Americas	$1,266.7	35%	$939.7	22%	$770.6
Percentage of total revenues	49%		48%		46%
EMEA	770.1	26%	612.7	13%	541.5
Percentage of total revenues	30%		31%		33%
Asia	538.5	30%	413.9	17%	354.5
Percentage of total revenues	21%		21%		21%
Total revenues	$2,575.3	31%	$1,966.3	18%	$1,666.6

Fiscal 2006 Revenue by Geography Compared to Fiscal 2005 Revenue by Geography

Overall revenues in each of the geographic segments for fiscal 2006 increased comparatively to fiscal 2005 primarily due to the acquisition of Macromedia.

Revenue in the Americas and EMEA increased during fiscal 2006 as compared to fiscal 2005 due to the strength of our Creative Solutions, Enterprise Solutions, Knowledge Worker Solutions and Other segments.

Revenue in Asia increased during fiscal 2006 as compared to fiscal 2005 due to the strength of our Creative Solutions, Enterprise Solutions, Mobile and Device Solutions, and Other segments.

Additionally, due to the weakening of the euro and the yen, revenues in EMEA and Asia measured in U.S. dollars were lower by approximately $13.8 million and $21.2 million, respectively in fiscal 2006 as compared to fiscal 2005.

Fiscal 2005 Revenue by Geography Compared to Fiscal 2004 Revenue by Geography

Revenue in the Americas increased during fiscal 2005 as compared to fiscal 2004 due to the strength of our Creative Solutions and Enterprise Solutions segments.

Revenue in EMEA and Asia increased during fiscal 2005 as compared to fiscal 2004 due to the strength of our Creative Solutions, Knowledge Worker Solutions and Enterprise Solutions segments.

Additionally, due to the strength of the euro and the yen, revenues in EMEA and Asia measured in U.S. dollars were higher by approximately $15.0 million and $3.0 million, respectively, in fiscal 2005 as compared to fiscal 2004.

Inventory Information

At the end of fiscal 2006 our overall channel inventory position was within our global inventory policy which allows up to an estimated 4.5 weeks of anticipated total product supply at our distributors.

With regard to our product backlog, our experience is that the actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects. For example, prior to the finalization and release of new products, we may have significant levels of orders for new product releases. Our backlog of unfulfilled orders at the end of fiscal 2006, other than those associated with new product releases, those pending credit review and those not shipped due to the application of our global distributor inventory policy, was approximately 2% of fourth quarter fiscal 2006 revenue. The comparable backlog at the end of third quarter of fiscal 2006 was an insignificant percentage of third quarter fiscal 2006 revenue.

Cost of Revenues

	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004
Product	$226.5	152%	$90.0	4%	$86.6
Percentage of total revenues	9%		5%		5%
Services and support	66.0	192%	22.6	27%	17.8
Percentage of total revenues	3%		1%		1%
Total cost of revenues	$292.5	160%	$112.6	8%	$104.4

Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies and the costs associated with the manufacturing of our products.

Cost of product revenue fluctuated primarily due to the acquisition of Macromedia in the following areas:

	% Change 2006 to 2005	% Change 2005 to 2004
Increased (decreased) amortization of purchased technology	151%	(8)%
Increased cost of sales due to shrink-wrap revenue	3	5
Decreased localization costs related to our product launches	(3)	—
Increased royalties for licensed technologies	1	2
(Decreased) increased excess and obsolete inventory	(2)	1
Increased localization costs related to our product launches	—	3
Various individually insignificant items	2	1

Total change	152%	4%

Services and Support

Cost of services and support revenue is composed primarily of employee-related costs and related costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased during fiscal 2006 as compared to fiscal 2005, due to compensation and related benefits and travel expenses as a result of higher headcount related to increases in services and support activities. Included in compensation costs for fiscal 2006 are compensation and related benefits, including amortization of deferred compensation, for former Macromedia employees and stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal 2006. See Note 11 of our Consolidated Financial Statements for further information regarding the impact of SFAS 123R. Cost of services and support revenue also increased due to costs associated with our Expert Support program.

Cost of services and support revenue increased during fiscal 2005 as compared to fiscal 2004 primarily due to increases in headcount related expenses, including higher compensation and related benefits, as well as outsourced consulting fees.

Operating Expenses

Research and Development

	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004
Expenses	$539.9	48%	$365.3	17%	$311.3
Percentage of total revenues	21%		19%		19%

Research and development expenses consist of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses fluctuated due to the following:

	% Change 2006 to 2005	% Change 2005 to 2004
Increased compensation and related benefits associated with headcount growth related to the Macromedia acquisition, higher incentive compensation, amortization of deferred stock compensation related to the acquisition of Macromedia and stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal 2006	37%	—
Compensation and related benefits associated with headcount growth and higher incentive compensation	—	10%
Increased facility costs related to acquisition of Macromedia	5	—
Increased use of contractors	1	1
Increased repairs and maintenance	1	—
Increased purchases of equipment and software licenses	1	2
Various individually insignificant items	3	4
Total change	48%	17%

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

Sales and Marketing

	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004
Expenses	$867.1	46%	$593.3	14%	$521.1
Percentage of total revenues	34%		30%		31%

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

Sales and marketing expenses fluctuated due to the following:

	% Change 2006 to 2005	% Change 2005 to 2004
Increased compensation and related benefits associated with headcount growth related to the Macromedia acquisition, higher incentive compensation, amortization of deferred stock compensation related to the acquisition of Macromedia and stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal 2006	33%	—
Compensation and related benefits associated with headcount growth and higher incentive compensation	—	7%
Increased contractor costs	3	—
Increased professional fees	3	—
Increased facility costs related to acquisition of Macromedia	3	—
Increased marketing spending related to product launches and overall marketing efforts to further increase revenues	4	4
Various individually insignificant items	—	3
Total change	46%	14%

General and Administrative

	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004
Expenses	$235.1	41%	$166.7	21%	$138.0
Percentage of total revenues	9%		8%		8%

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

General and administrative expenses fluctuated due to the following:

	% Change 2006 to 2005	% Change 2005 to 2004
Increased compensation and related benefits associated with headcount growth related to the Macromedia acquisition, higher incentive compensation, amortization of deferred stock compensation related to the acquisition of Macromedia and stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal 2006	21%	—
Compensation and related benefits associated with headcount growth and higher incentive compensation	—	9%
Increased (decreased) legal fees	6	(2)
Increased professional fees	—	6
Increased depreciation and amortization	5	3
Increased repairs and maintenance	4	2
Increased contractor fees	4	—
Increased provision for bad debt	1	—
Various individually insignificant items	—	3
Total change	41%	21%

Restructuring and Other Charges

	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004
Expenses	$19.7	*%	$—	—%	$—
Percentage of total revenues	1%		—		—

*Percentage is not meaningful.

In the first quarter of fiscal 2006, pursuant to Board of Directors’ approval, we implemented a restructuring plan to eliminate 313 positions, held by Adobe employees worldwide and which impacted all functional areas. The reduction in force was completed in fiscal 2006. The restructuring plan, which is estimated to be completed in fiscal 2007, also includes costs related to the world-wide consolidation of facilities, the cancellation of certain contracts and the write-off of fixed assets located at facilities that will be vacated. During fiscal 2006, the total restructuring charges of $19.7 million included severance and related charges associated with the reduction in force and costs related to the closure of duplicative facilities and the cancellation of certain contracts.

We did not incur any restructuring and other charges in fiscal 2005 and 2004.

Amortization  of Purchased Technology

	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005	% Change 2005 to 2004		Fiscal 2004
Expenses	$69.9	—%	$—	*	%	$—
Percentage of total revenues	3%		—			—

As a result of acquiring Macromedia, we acquired purchased intangibles which will be amortized over their estimated useful lives of two to four years. See Note 2 of Notes to Consolidated Financial Statements for further information regarding these purchased intangibles.

Non-operating Income

	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005		% Change 2005 to 2004		Fiscal 2004
Investment gain (loss)	$61.2	* %	$(1.3)		*	%	$2.5
Percentage of total revenues	2%		*	%			*	%
Interest and other income	67.2	74%	38.6		*	%	14.3
Percentage of total revenues	3%		2%				1%
Total non-operating income	$128.4	244%	$37.3		*	%	$16.8

*Percentage is not meaningful.

Investment Gain (Loss)

Investment gain (loss) consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities, gains and losses of Adobe Ventures, and other direct investments.

	2006	2005	2004

Net losses related to our investments in Adobe Ventures and cost method investments	$(6.5)	$(1.0)	$(0.1)
Write-downs due to other-than-temporary declines in value of our marketable equity securities	—	(0.6)	—
Gains from sale of short-term investments	—	0.1	2.5
Gains from sale of equity investments	67.9	—	—
Gains (losses) on stock warrants	(0.2)	0.2	0.1
Total investment gain (loss)	$61.2	$(1.3)	$2.5

The increase in our investment gain from fiscal 2005 to fiscal 2006 is primarily due to the sale of our investment in Atom Entertainment, Inc. during the fourth quarter of fiscal 2006. We are uncertain of future investment gains or losses as they are primarily dependent upon market conditions and the operations of the underlying investee companies.

Interest and Other Income

The largest component of interest and other income is interest earned on cash, cash equivalents and short-term fixed income investments, but also includes gains and losses on the sale of fixed income investments, foreign exchange transactions including hedging gains and losses, and interest expense.

Interest and other income increased during fiscal 2006 compared to fiscal 2005 due to higher levels of cash and short term investments and higher rates of return during fiscal 2006. These gains were partially offset by increased costs of our foreign currency hedging program.

Interest and other income increased in fiscal 2005 compared to fiscal 2004 primarily due to higher interest income as a result of higher levels of cash and higher interest rates during fiscal 2005, as well as higher gains on our foreign currency hedging program.

Income Tax Provision

	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004
Provision	$173.9	7%	$162.9	3%	$158.2
Percentage of total revenues	7%		8%		10%
Effective tax rate	26%		21%		26%

Our effective tax rate increased five percentage points during fiscal 2006 compared to fiscal 2005. The net increase is primarily due to the expiration of the federal research and development tax credit on December 31, 2005 and because the 2005 effective tax rate included a tax benefit recognized in connection with the repatriation of certain foreign earnings. In December 2006, after the end of Adobe’s fiscal year, the federal research and development tax credit was retroactively extended from January 1, 2006 until December 31, 2007 which includes an 11 month period in Adobe’s 2006 fiscal year. The impact of this new tax law will be reflected in our fiscal 2007 results including an approximately $12 million discrete item in our first quarter fiscal 2007 results for the credit relating to fiscal 2006.

Our effective tax rate decreased four percentage points during fiscal 2005 as compared to fiscal 2004 primarily due to a tax benefit recognized as a result of the release of certain deferred tax liabilities in connection with the repatriation of certain foreign earnings. In addition, our effective tax rate decreased one percentage point due to a variety of factors, including higher profits earned by our international trading company which are taxed at a lower statutory rate and a reduction of a valuation allowance against certain deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004
Cash, cash equivalents and short-term investments	$2,280.9	34%	$1,700.8	30%	$1,313.2
Working capital	2,207.1	44%	1,528.2	38%	1,107.1
Stockholders’ equity	$5,151.9	176%	$1,864.3	31%	$1,423.5

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is detailed below.

Cash provided by operating activities for fiscal 2006, of $927.2 million, primarily comprised net income, net of non-cash related expenses. The primary working capital source of cash was a decrease in other current assets and increases in income taxes payable and deferred revenue. Income taxes payable increased primarily due to higher current tax liabilities related to overall increased taxable income. Deferred revenue increased primarily due to increased maintenance and support obligations. Working capital uses of cash included an increase in trade receivables and decreases in accrued expenses and accrued restructuring. Our trade receivables increased due to an increase in revenue. As compared to the same period last year, our days sales outstanding in trade receivables (“DSO”) increased from 31 days to 48 days. The increase in DSO was due to an increase in revenue in the latter part of the year due to timing of product shipments and an increase in certain receivables from the Macromedia acquisition which have longer payment terms. Accrued expenses decreased because of compensation related costs and other expenses. Accrued restructuring decreased because of payments made during fiscal 2006; please refer to Note 9 of the Notes to Consolidated Financial Statements for more information.

Cash provided by operating activities for fiscal 2005, of $758.4 million, primarily comprised net income, net of non-cash related expenses. Working capital sources of cash were increases in accrued expenses, income taxes payable and deferred revenue. Accrued expenses increased primarily due to compensation related costs and marketing expenses. Income taxes payable increased as a result of higher current tax liabilities related to repatriation of certain foreign earnings and overall increased taxable income. Deferred revenue increased primarily due to increased maintenance and support obligations. Working capital uses of cash included increases in trade receivables and other current assets. Our accounts receivable increased due to higher revenue during the period. As compared to fiscal 2004, our DSO was 31 days, one day higher than fiscal 2004.

Cash provided by operating activities for fiscal 2004, of $704.8, million primarily comprised net income, net of non-cash related expenses. Working capital sources of cash were increases in accrued expenses, deferred revenue and a decrease in accounts receivable. Accrued expenses increased primarily due to compensation related costs. Deferred revenue increased primarily due to increased maintenance and support obligations. Our accounts receivable decreased due to increased levels of cash collections. Working capital uses of cash included a decrease in income taxes payable due to tax payments made for both agreed and disputed tax assessments.

Net cash provided by investing activities in fiscal 2006 of $195.2 million increased from net cash used in fiscal 2005 of $348.4 million due to the net cash acquired with Macromedia and due to the sale of our minority equity investment in Atom Entertainment, Inc. These proceeds were partially offset by purchases of long term investments and acquisitions of property, plant, and equipment as well as net purchases of short-term investments in fiscal 2006.

Net cash used for investing activities in fiscal 2005 of $348.4 million decreased from net cash used in fiscal 2004 of $351.3 million because there was not an investment in a lease receivable (related to our corporate headquarter office buildings) as there was in 2004. This was partially offset by higher net purchases of short-term investments and payments for acquisition costs in fiscal 2005.

Net cash used for financing activities in fiscal 2006 of $774.7 million increased from net cash used in fiscal 2005 of $246.6 million primarily due to the purchases of treasury stock. Cash used during fiscal 2006 was partially offset by the proceeds related to the issuance of the treasury stock from exercises of employee stock options. Cash used for stock repurchases during fiscal 2006 increased from the prior year due to a higher average cost per share, a higher number of shares being repurchased, and remaining prepayments related to stock repurchase agreements (see section titled “Stock Repurchase Program—On-Going Dilution).

Net cash used for financing activities in fiscal 2005 of $246.6 million increased from cash used in fiscal 2004 of $224.5 million primarily due to a decrease in proceeds received from the re-issuance of treasury stock as a result of a lower number of options being exercised.

We discontinued our quarterly cash dividend after the payment of the dividend for the first quarter of fiscal 2005. We intend to use the cash previously used to pay the quarterly dividend for our ongoing stock repurchase programs. Under the terms of our lease agreements for our San Jose headquarters, we are not prohibited from paying cash dividends unless an event of default occurs.

In fiscal 2006, we entered into various agreements with San Jose Water Corporation and certain of its affiliates to acquire land and a building in downtown San Jose for $36.5 million. The building and certain parking areas were used by the San Jose Water Company and will be leased back to San Jose Water Corporation until mid 2008. Additionally, the Board of Directors has approved a facilities expansion plan for our operations in India, which may include the purchase of land and buildings. We are also in the process of extending our lease for the Almaden Tower for a five year term with an additional five years at our option. We have received Board approval to purchase a portion of the lease receivable of the lessor as we have done with the East and West Towers. We expect a cash outlay of approximately $90 million when the transaction closes sometime during the first quarter of fiscal 2007. We expect to continue our investing activities, including investments in short-term and long-term investments and purchases of computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to repurchase stock under our stock repurchase programs and strategically acquire software companies, products or technologies that are complementary to our business. In addition, we plan to invest approximately $100 million in venture capital over the next three to five years in Companies leveraging our platform technologies.

Adobe uses professional investment management firms to manage most of our invested cash. External investment firms managed, on average, 77% of Adobe’s invested balances during fiscal 2006. Within the U.S., the fixed income portfolio is primarily invested in municipal bonds. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury notes and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market and enhanced money market funds for working capital purposes. As of December 1, 2006, $182.3 million of the securities now classified as short-term investments have structural features that allow us to sell the securities at par within 90 days and thus retain similar liquidity characteristics as cash equivalents. All investments are made according to policies approved by the Board of Directors.

Our existing cash, cash equivalents and investment balances may decline during fiscal 2007 in the event of a weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. In addition, we have received Board approval to execute a $500 million credit facility which is expected to be finalized in the first quarter of fiscal 2007. This credit facility will provide backup liquidity for general corporate purposes for a period of up to 5 years. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Item 1A, “Risk Factors.”

Stock Repurchase Program—On-going Dilution Coverage

To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and from time to time enter into structured stock repurchase agreements with third parties.

Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. Refer to Part II, Item 5(c) in this Annual Report for share repurchases during the quarter ended December 1, 2006.

As part of this program, on April 17, 2005, the Board of Directors approved the use of an additional $1.0 billion for stock repurchase commencing upon the close of the Macromedia acquisition. This additional $1.0 billion in stock repurchases was completed by the third quarter of fiscal 2006.

During fiscal 2006 and 2005, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $1.3 billion and $600 million, respectively. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the volume weighted average price of our common stock. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval, and the average VWAP of our stock during the interval less the agreed upon discount.

For fiscal 2006, the $1.3 billion prepayment was classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by December 1, 2006 are excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of December 1, 2006 will expire on or before July 19, 2007. As of December 1, 2006 approximately $204.0 million of up-front payments remained under the agreements.

At the beginning of fiscal 2007, we entered into an additional structured repurchase agreement with a large financial institution, whereupon we provided the financial institution with a prepayment of $300.0 million which will be classified as treasury stock on our balance sheet.

Summary of Stock Repurchases for fiscal 2006, 2005 and 2004

(in thousands, except average amounts)

Board Approval	Repurchases	2006		2005		2004
Date	Under the Plan	Shares	Average	Shares	Average	Shares	Average
December 1997	From employees(1)	134	$37.10	7	$29.16	10	$25.65
	Open market	1,650	36.04	—	—	12,414	20.82
	Structured repurchases(2)	36,792	34.00	18,708	30.61	9,532	23.33
Total shares		38,576	34.10	18,715	$30.61	21,956	$21.91
Total cost		$1,315,317		$572,930		$481,075

(1)          The repurchases from employees represent shares canceled when surrendered in lieu of cash payments for the option exercise price or withholding taxes due.

(2)          Stock repurchase agreements executed with large financial institutions. See “Stock Repurchase Program I—On-going Dilution Coverage” above.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of December 1, 2006, consist of obligations under operating leases, royalty agreements and various service agreements. We expect to fulfill all of the following commitments from our working capital.

Lease Commitments

The two lease agreements discussed in Note 15 of our Notes to Consolidated Financial Statements are subject to standard financial covenants. As of December 1, 2006 we were in compliance with all of our financial covenants. We expect to remain within compliance in the next 12 months. We are comfortable with these limitations and believe they will not impact our credit or cash in the coming year or restrict our ability to execute our business plan. See Note 15 of our Notes to Consolidated Financial Statements for further information regarding our lease commitments.

The following table summarizes our contractual commitments as of December 1, 2006:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Total non-cancelable operating leases, net of sublease income*	$201.4	$47.2	$73.9	$26.4	$53.9

*                    These amounts are net of sublease income. See Note 15 of Notes to Consolidated Statements for further detail regarding our future commitments under these non-cancelable operating leases.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized a $5.2 million liability related to the East and West towers lease that was extended in August 2004. This liability is recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the lease. As of December 1, 2006, the unamortized portion of the fair value of the residual value guarantee remaining in other long-term liabilities and prepaid rent was $2.8 million.

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

Foreign Currency Hedging Instruments

We transact business in foreign countries, in U.S. dollars and in various foreign currencies. In Europe and Japan, transactions that are denominated in euro or yen subject us to exposure from movements in foreign currency exchange rates. This exposure is primarily related to yen-denominated product and support revenue in Japan and euro-denominated product and support revenue in certain European countries. In fiscal 2006, 2005 and 2004, our revenue exposures were 32.8 billion yen, 26.4 billion yen, and 24.1 billion yen, respectively. In fiscal 2006, 2005 and 2004, our revenue exposures were 504.7 million euros, 411.4 million euros, and 375.4 million euros, respectively.

Our Japanese operating expenses are in yen and our European operating expenses are primarily in euro, which mitigates a portion of the exposure related to yen and euro denominated product revenue. In addition, we hedge firmly committed transactions using forward contracts. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts largely offset gains and losses on the assets, liabilities and transactions being hedged. We also hedge a percentage of forecasted international revenue with forward and purchased option contracts. Our revenue hedging policy is intended to neutralize the impact on our forecasted revenue due to foreign currency exchange rate movements. At December 1, 2006, total outstanding contracts were $646.8 million which included the notional equivalent of $434.7 million in euro, $176.1 million in yen, and $36.0 million in other foreign currencies. These hedges are foreign currency forward exchange contracts which hedged our balance sheet exposures. In addition, we had the notional equivalent of $419.0 million in purchased put option contracts which hedged our forecasted revenue. As of December 1, 2006, all contracts were set to expire at various times through July 2007. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with counterparties with specific minimum rating requirements. In addition, our hedging policy establishes maximum limits for each counterparty.

In addition we also have long term investment exposures consisting of the capitalization and retained earnings in our non-USD functional currency foreign subsidiaries. For the fiscal years ending December 1, 2006 and December 2, 2005 this long term investment exposure totaled a notional equivalent of $85.9 million and $56.7 million, respectively. At this time we do not hedge these long term investment exposures.

Economic Hedging—Hedges of Forecasted Transactions

We use foreign exchange option contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. These foreign exchange option contracts, carried at fair value, may have maturities between one and twelve months. Such cash flow exposures result from portions of our forecasted revenues denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. We enter into these foreign exchange option contracts to hedge forecasted product licensing revenue in the normal course of business, and accordingly, they are not speculative in nature.

We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the fiscal year ended December 1, 2006, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

See also Note 16 in our Notes to Consolidated Financial Statements.

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At December 1, 2006, the outstanding balance sheet hedging derivatives had maturities of 150 days or less.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of December 1, 2006. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% and 15% shift in the value of exchange rates relative to the U.S. dollar. For option contracts, the Black-Scholes equation model was used. For forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% and 15% increase in the value of the U.S. dollar (and a corresponding decrease in the value of the hedged foreign currency asset) would lead to an increase in the fair value of our financial hedging instruments by $39.9 million and $66.6 million, respectively. Conversely, a 10% and 15% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $18.8 million and $27.4 million, respectively.

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

See also Note 16 in our Notes to Consolidated Financial Statements.

Equity Investments

We are exposed to equity price risk on our portfolio of marketable equity securities. As of December 1, 2006, our total equity holdings in publicly traded companies were valued at $11.9 million compared to $1.8 million at December 2, 2005. The increase was due to distributions from Adobe Ventures of the fair value of two previously private companies that went public during fiscal 2006. The investments were reclassified from long-term to short-term. We believe that it is reasonably possible that the fair values of these securities could adversely change in the near term. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each company’s cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline in value exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related write-down in our consolidated statements of income.

The following table represents the potential decrease in fair values of our marketable equity securities that are sensitive to changes in the stock market. Fair value deteriorations of 50%, 35% and 15% were selected for illustrative purposes because none is more likely to occur than another.

	50%	35%	15%
Marketable equity securities	$(5.9)	$(4.2)	$(1.8)

Fixed Income Investments

At December 1, 2006, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $2,220.0 million compared to $1,657.3 million at December 2, 2005, an increase of 34%. Changes in interest rates could adversely affect the market value of our fixed income investments. The table below separates the remaining maturities of our fixed income securities into segments, based on stated maturities, to show the approximate exposure to interest rates. A significant proportion of securities classified as “due after three years,” based on the stated maturity, have structural features that allow us to sell the securities, at par, in less than three years.

Due within one year	$1,505.0
Due within two years	409.7
Due within three years	175.3
Due after three years	130.0
Total	$2,220.0

A sensitivity analysis was performed on our investment portfolio as of December 1, 2006. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over six-month and twelve-month time horizons. The following table represents the potential decrease to the value of our fixed income securities given a negative shift in the yield curve used in our sensitivity analysis.

	0.5%	1.0%	1.5%
6 month horizon	$(5.5)	$(11.1)	$(16.6)
12 month horizon	$(2.9)	$(5.9)	$(8.8)

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

It is our policy to review privately-held investments on a regular basis to evaluate the carrying amount and economic viability of these companies. This policy includes, but is not limited to, reviewing each of the companies’ cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies.

See also Note 1 in our Notes to Consolidated Financial Statements.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15 (a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”

SUPPLEMENTARY DATA

The following tables (presented in thousands, except per share amounts) set forth supplementary data for each of the quarters (unaudited) in the two-year period ended December 1, 2006. The share and per share data below have been adjusted to give effect to our stock split as of May 23, 2005.

	2006
	Quarter Ended				Year Ended
	March 3	June 2	September 1	December 1	December 1
Revenue	$655,478	$635,456	$602,191	$682,175	$2,575,300
Gross profit	577,732	569,849	532,712	602,550	2,282,843
Income before income taxes	144,257	164,497	123,012	247,961	679,727
Net income*	105,072	123,097	94,396	183,244	505,809
Basic net income per share*	0.18	0.21	0.16	0.31	0.85
Shares used in computing basic net income per share	598,451	595,284	586,433	584,798	593,750
Diluted net income per share	0.17	0.20	0.16	0.30	0.83
Shares used in computing diluted net income per share	621,839	613,804	600,882	602,175	612,222

	2005
	Quarter Ended				Year Ended
	March 4	June 3	September 2	December 2	December 2
Revenue	$472,882	$496,029	$487,039	$510,371	$1,966,321
Gross profit	445,913	468,595	459,559	479,676	1,853,743
Income before income taxes	176,785	187,808	193,964	207,219	765,776
Net income	151,894	149,778	144,916	156,251	602,839
Basic net income per share	0.31	0.31	0.29	0.32	1.23
Shares used in computing basic net income per share	486,260	488,765	491,710	492,517	489,921
Diluted net income per share	0.30	0.29	0.29	0.31	1.19
Shares used in computing diluted net income per share	506,182	508,156	507,821	508,562	508,070

*                    In fiscal 2006, net income and net income per share includes the impact of SFAS 123R stock-based compensation charges as well as the integration of Macromedia into our operations, neither of which were present during fiscal 2005. Refer to Notes 2 and 11 of our Notes to Consolidated Financial Statements.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

(a)          Disclosure Controls and Procedures

Based on his evaluation as of December 1, 2006, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

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

(b)          Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 1, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 1, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

(c)           Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 1, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

(d)          Report of Independent Registered Public Accounting

The Board of Directors and Stockholders
Adobe Systems Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b), that Adobe Systems Incorporated maintained effective internal control over financial reporting as of December 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Adobe Systems Incorporated is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Adobe Systems Incorporated based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Adobe Systems Incorporated maintained effective internal control over financial reporting as of December 1, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Adobe Systems Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Adobe Systems Incorporated and subsidiaries as of December 1, 2006 and December 2, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 1, 2006, and our report dated February 5, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Mountain View, California
February 5, 2007

ITEM 9B.       OTHER INFORMATION

Attached as Exhibit 100 to this Annual Report on Form 10-K are the following materials, formatted in Extensible Business Reporting Language (“XBRL”): (i) the information contained in Item 7 of Part II, (ii) the Consolidated Balance Sheets at December 1, 2006 and December 2, 2005, (iii) the Consolidated Statements of Income for the years ended December 1, 2006, December 2, 2005,  and December 3, 2004 and (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 1, 2006, December 2, 2005, and December 3, 2004 and (v) the Consolidated Statements of Cash Flows for the years ended December 1, 2006, December 2, 2005, and December 3, 2004. The financial information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Registrant. The purpose of submitting these XBRL documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

The information in Exhibit 100 attached hereto shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

Subsequent to the filing of our Form 8K on December 14, 2006, which included our press release containing our December 1, 2006 unaudited financial statements, we have made immaterial adjustments to our fiscal 2006 financial statements which had the effect of increasing net income by approximately $1.4 million. These adjustments are not material to either the annual or fourth quarter financial statements for the period ended December 1, 2006.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information regarding our Directors, Code of Ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled “Proposal 1—Election of Directors,” “Corporate Governance—Code of Ethics,” “Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Certain Relationships and Related Transactions” respectively, in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 5, 2007. Information regarding our Executive Officers is contained in this report in Part I, Item 1 titled “Business.” We are incorporating the information contained in those sections of our Proxy Statement here by reference.

ITEM 11.         EXECUTIVE COMPENSATION

For information regarding our Executive Compensation, Compensation Committee Interlocks and Insider Participation, and our Compensation Committee Report, we direct you to the section entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Executive Compensation Committee” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 5, 2007. We are incorporating the information contained in that section of our Proxy Statement here by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

You will find this information in the section captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 5, 2007. We are incorporating the information contained in that section here by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

You will find this information in the section captioned “Certain Relationships and Related Transactions” and “Proposal 1—Election of Directors—Independence of Directors” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 5, 2007. We are incorporating the information contained in that section here by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

You will find this information in the section captioned “Principal Accounting Fees and Services,” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 5, 2007. We are incorporating the information contained in that section here by reference.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Adobe Systems Incorporated:

We have audited the accompanying consolidated balance sheets of Adobe Systems Incorporated and subsidiaries as of December 1, 2006 and December 2, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 1, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of December 1, 2006 and December 2, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 1, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, effective December 3, 2005, the Company adopted the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Adobe Systems Incorporated’s internal control over financial reporting as of December 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 5, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

February 5, 2007

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 1,	December 2,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$772,500	$420,818
Short-term investments	1,508,379	1,280,016
Trade receivables, net of allowances for doubtful accounts of $6,798 and $5,376, respectively	356,815	173,245
Other receivables	51,851	31,504
Deferred income taxes	155,613	58,710
Prepaid expenses and other assets	39,311	44,285
Total current assets	2,884,469	2,008,578
Property and equipment, net	227,197	103,549
Goodwill	2,149,494	118,683
Purchased and other intangibles, net	506,405	16,477
Investment in lease receivable	126,800	126,800
Other assets	68,183	66,228
	$5,962,548	$2,440,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$55,031	$41,042
Accrued expenses	303,550	226,915
Accrued restructuring	10,088	70
Income taxes payable	178,368	154,529
Deferred revenue	130,310	57,839
Total current liabilities	677,347	480,395
Long-term liabilities:
Deferred revenue	32,644	9,731
Deferred income taxes	70,715	78,800
Accrued restructuring	21,984	—
Other liabilities	7,982	7,063
Total liabilities	810,672	575,989
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 and 591,528 shares issued and outstanding, respectively	61	60
Additional paid-in-capital	2,451,610	1,350,692
Retained earnings	3,317,785	2,838,560
Accumulated other comprehensive income (loss)	6,344	(914)
Treasury stock, at cost (13,608 and 102,799 shares, respectively), net of re-issuances	(623,924)	(2,324,072)
Total stockholders’ equity	5,151,876	1,864,326
	$5,962,548	$2,440,315

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended
	December 1, 2006	December 2, 2005	December 3, 2004
Revenue:
Products	$2,484,710	$1,923,278	$1,633,959
Services and support	90,590	43,043	32,622
Total revenue	2,575,300	1,966,321	1,666,581
Costs of revenue:
Products	226,506	89,942	86,572
Services and support	65,951	22,636	17,806
Total cost of revenue	292,457	112,578	104,378
Gross profit	2,282,843	1,853,743	1,562,203
Operating expenses:
Research and development	539,684	365,328	311,296
Sales and marketing	867,145	593,323	521,143
General and administrative	235,115	166,658	137,970
Restructuring and other charges	19,733	—	—
Amortization of purchased intangibles	69,873	—	—
Total operating expenses	1,731,550	1,125,309	970,409
Operating income	551,293	728,434	591,794
Non-operating income:
Investment gain (loss), net	61,249	(1,301)	2,506
Interest and other income, net	67,185	38,643	14,345
Total non-operating income	128,434	37,342	16,851
Income before income taxes	679,727	765,776	608,645
Provision for income taxes	173,918	162,937	158,247
Net income	$505,809	$602,839	$450,398
Basic net income per share	$0.85	$1.23	$0.94
Shares used in computing basic income per share	593,750	489,921	477,658
Diluted net income per share	$0.83	$1.19	$0.91
Shares used in computing diluted income per share	612,222	508,070	495,626
Cash dividends declared per share	—	$0.00625	$0.025

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Total
Balances at November 28, 2003	591,528	$30	$903,672	$1,800,398	$(999)	(114,928)	$(1,602,301)	$1,100,800
Comprehensive income:
Net income	—	—	—	450,398	—	—	—	450,398
Other comprehensive loss, net of taxes	—	—	—	—	(1,290)	—	—	(1,290)
Total comprehensive income, net of taxes								449,108
Tax benefit from employee stock option plans	—	—	97,794	—	—	—	—	97,794
Issuance of compensatory stock	—	—	225	—	—	20	115	340
Dividends declared	—	—	—	(11,989)	—	—	—	(11,989)
Purchase of treasury stock	—	—	—	—	—	(21,956)	(608,681)	(608,681)
Re-issuance of treasury stock under employee stock purchase and stock option plans	—	—	192,498	—	—	29,710	203,607	396,105
Balances at December 3, 2004	591,528	$30	$1,194,189	$2,238,807	$(2,289)	(107,154)	$(2,007,260)	$1,423,477
Comprehensive income:
Net income	—	—	—	602,839	—	—	—	602,839
Other comprehensive income, net of taxes	—	—	—	—	1,375	—	—	1,375
Total comprehensive income, net of taxes								604,214
Tax benefit from employee stock option plans	—	—	82,852	—	—	—	—	82,852
Issuance of compensatory stock	—	—	189	—	—	16	202	391
Dividends declared	—	—	—	(3,056)	—	—	—	(3,056)
Purchase of treasury stock	—	—	—	—	—	(18,715)	(600,099)	(600,099)
Re-issuance of treasury stock under employee stock purchase and stock option plans	—	—	73,462	—	—	23,054	283,085	356,547
Stock dividend	—	30	—	(30)	—	—	—	—
Balances at December 2, 2005	591,528	$60	$1,350,692	$2,838,560	$(914)	(102,799)	$(2,324,072)	$1,864,326
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes	—	—	27,422	(26,584)	—	—	—	838
Adjusted balances as of December 2, 2005	591,528	$60	$1,378,114	$2,811,976	$(914)	(102,799)	(2,324,072)	1,865,164
Comprehensive income:
Net income	—	—	—	505,809	—	—	—	505,809
Other comprehensive income, net of taxes	—	—	—	—	7,258	—	—	7,258
Total comprehensive income, net of taxes	—	—	—	—	—	—	—	513,067
Issuance of common stock and re-issuance of treasury stock under stock compensation plans	3,058	—	(385,618)	—	—	24,972	895,430	509,812
Tax benefit from employee stock option plans	—	—	143,118	—	—	—	—	143,118
Purchase of treasury stock	—	—	—	—	—	(38,576)	(1,364,412)	(1,364,412)
Stock-based compensation			170,534	—	—	—	—	170,534
Issuance of common stock, re-issuance of treasury stock and stock options assumed for acquisition	6,248	1	1,145,462	—	—	102,795	2,169,130	3,314,593
Balances at December 1, 2006	600,834	$61	$2,451,610	$3,317,785	$6,344	(13,608)	$(623,924)	$5,151,876

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 1, 2006	December 2, 2005	December 3, 2004
Cash flows from operating activities:
Net income	$505,809	$602,839	$450,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307,822	82,775	81,867
Stock-based compensation expense	170,534	391	340
Deferred income taxes	(4,264)	(7,068)	46,270
Provision for (recovery of) losses on receivables	1,107	394	(443)
Tax benefit from employee stock option plans	143,118	82,852	97,794
Excess tax benefits from stock-based compensation	(80,230)	—	—
Retirements of property and equipment	767	1,093	804
Net (gains) losses on sales and impairments of investments	(63,593)	1,322	(2,506)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade and other receivables	(112,844)	(36,091)	9,221
Prepaid expenses and other current assets	12,430	(10,585)	4,908
Trade and other payables	11,794	(2,456)	5,755
Accrued expenses	(31,057)	26,278	44,896
Accrued restructuring	(41,091)	—	(871)
Income taxes payable	27,247	8,616	(47,571)
Deferred revenue	79,690	8,029	13,941
Net cash provided by operating activities	927,239	758,389	704,803
Cash flows from investing activities:
Purchases of short-term investments	(1,596,442)	(1,849,862)	(1,866,740)
Maturities of short-term investments	357,775	309,202	94,756
Sales of short-term investments	1,010,284	1,291,131	1,655,596
Purchases of long-term investments and other assets	(23,094)	(32,196)	(35,286)
Acquisitions of property and equipment	(83,250)	(48,875)	(63,226)
Net cash received from (paid for) acquisitions	439,120	(19,137)	(15,545)
Investment in lease receivable	—	—	(126,800)
Proceeds from sale of equity securities and other assets	90,793	1,338	5,933
Net cash provided by (used for) investing activities	195,186	(348,399)	(351,312)
Cash flows from financing activities:
Purchase of treasury stock	(1,364,412)	(600,099)	(608,681)
Proceeds from re-issuance of treasury stock	509,506	356,547	396,105
Excess tax benefits from stock-based compensation	80,230	—	—
Payment of dividends.	—	(3,044)	(11,942)
Net cash used for financing activities	(774,676)	(246,596)	(224,518)
Effect of exchange rates on cash and cash equivalents	3,933	(1,637)	3,566
Net increase in cash and cash equivalents	351,682	161,757	132,539
Cash and cash equivalents at beginning of year	420,818	259,061	126,522
Cash and cash equivalents at end of year	$772,500	$420,818	$259,061
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$36,632	$78,633	$61,423
Non-cash investing and financing activities:
Cash dividends declared but not paid	$—	$—	$3,027
Unrealized losses on available-for-sale securities, net of taxes	$(5,480)	$(2,306)	$(7,345)
Common and treasury stock issued and stock options assumed for acquisition of Macromedia	$3,436,725	$—	$—

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

Reclassification

Certain amounts in fiscal 2005 and 2004 as reported in the Consolidated Statements of Cash Flows have been revised. Specifically in fiscal 2005, approximately $9.6 million of prepaid expenses related to the Macromedia acquisition and $18.4 million of expense related to the amortization of premium on available for sale securities have been reclassified from Net Cash Provided by Operating Activities to Net Cash Provided By (Used For) Investing Activities. In fiscal 2004, $21.0 million of expense related to the amortization of premium on available for sale securities has been reclassified from Net Cash Provided By Operating Activities to Net Cash Provided By (Used For) Investing Activities.

Cash Equivalents and Short-term Investments

Cash equivalents consist of instruments with remaining maturities of three months or less at the time of purchase.

We classify all of our cash equivalents and short-term investments that are free of trading restrictions or become free of trading restrictions within one year as “available-for-sale.” We carry these investments at fair value, based on quoted market prices. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Gains are recognized when realized in our consolidated statements of income. Losses are recognized as realized or when we have determined that an other-than-temporary decline in fair value has occurred.

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

Allowance for doubtful accounts

We also maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. We review our trade receivable by aging category to identify significant customers with known disputes or collection issues. For accounts not specifically identified, we provide reserves based on the age of the receivable. In determining the reserve, we make judgments about the credit-worthiness of significant customers based on ongoing credit evaluations. We also consider our historical level of credit losses and current economic trends that might impact the level of future credit losses.

	Beginning Balance	Due to Acquisition	Charged/ (Credited) to Operating Expenses	Deductions(*)	Ending Balance
Allowance for doubtful accounts:
Year Ended:
December 1, 2006	$5,376	$2,105	$1,107	$(1,790)	$6,798
December 2, 2005	6,191	—	394	(1,209)	5,376
December 3, 2004	7,903	—	(443)	(1,269)	6,191

(*)          Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

Foreign Currency Translation

We translate assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at the monthly average rates of exchange prevailing during the year. We include the adjustment resulting from translating the financial statements of such foreign subsidiaries in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity.

Property and Equipment

We record property and equipment at cost. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives (thirty-five years for buildings; two to seven years for furniture and equipment) or shorter of lease terms or estimated useful lives (five to ten years for leasehold improvements) of the respective assets. Additionally, it is our policy to capitalize certain costs for internal-use software incurred during the application development stage, in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Amortization begins once the software is ready for its intended use.

Goodwill and Purchased and Other Intangibles

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. In determining the fair value of our reporting units, we relied upon the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly traded companies are valued using Market Value of Invested Capital (“MVIC”) multiples (i.e., MVIC to revenue, MVIC to earnings before interest and taxes, MVIC to cash flow, etc.) and then these MVIC multiples are applied to a company’s operating results to arrive at an estimate of value.

We completed our annual goodwill impairment test during the second quarter of fiscal 2006 and determined that the carrying amount of goodwill was not impaired.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the intangible assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize intangible asset impairment charges in fiscal 2006, 2005 or 2004.

We are currently amortizing acquired intangible assets with definite lives. Purchased technology is amortized over its useful life, which is generally three years and other intangibles assets are amortized over estimated useful lives ranging from 1 to 13 years. Generally, amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed. The amortization expense is related to acquired technology and contracts is classified as cost of product revenue in our consolidated statements of income. Amortization expense related to all other intangible assets is classified in operating expense.

Software Development Costs

Capitalization of software development costs for software to be sold, leased, or otherwise marketed begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate or when alternative future use exists. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material and have not been capitalized.

Other Assets

Other assets include long-term investments, security deposits and a land deposit. Other assets also include the fair value, at inception, of the residual value guarantee associated with our lease on two buildings we occupy as part of our headquarters, in accordance with FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Our long-term investments include investments in privately held companies that we make either directly or indirectly through venture capital limited partnerships. We own limited partnership interests in three venture capital limited partnerships—Adobe Ventures L.P., Adobe Ventures III, L.P. and Adobe Ventures IV, L.P. (collectively “Adobe Ventures”)—that invest in early stage companies with innovative technologies. The partnerships are managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

The investments in Adobe Ventures are consolidated in accordance with FASB Interpretation No. 46R (“FIN 46R”) a revision to FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Adobe Ventures carry their investments in equity securities at estimated fair market value and unrealized gains and losses are included in investment gain (loss) on our consolidated statements of income. The stock of a number of technology investments held by Adobe Ventures at December 1, 2006 and December 2, 2005 is not publicly traded and, therefore, there is no established market for these securities. In order to determine the fair market value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates of current market value made by Granite Ventures. It is our policy to review the fair value of these investments held by Adobe Ventures, as well as our direct investments, on a regular basis to evaluate the carrying value of the investments in these companies. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. In the case of privately held companies, this evaluation is based on information that we request from these companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe the carrying value of a company is in excess of fair value, it is our policy to write-down the investments to reduce its carrying value to fair value.

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

We record OEM licensing revenue, primarily royalties, when OEM partners ship products incorporating Adobe software, provided collection of such revenue is deemed probable. For certain OEM customers, we must estimate royalty revenue due to the timing of securing customer information.

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

Advertising Expenses

We expense all advertising costs as incurred and classify these costs under sales and marketing expense. Advertising expenses for fiscal 2006, 2005 and 2004 were $27.8 million, $39.0 million, and $31.9 million, respectively.

Stock-based Compensation

During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to

Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had and will have a material impact on our consolidated financial position and results of operations. See Note 11 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Upon exercise of stock options or vesting of restricted stock and performance shares, we will issue treasury stock. If treasury stock is not available, common stock will be issued. In order to minimize the impact of on-going dilution from exercises of stock options and vesting of restricted stock and performance shares, we instituted a stock repurchase program. See Note 12 for information regarding our stock repurchase program.

Foreign Currency and Other Hedging Instruments

We transact business in foreign countries, in U.S. dollars and in various foreign currencies. In Europe and Japan, transactions that are denominated in euro and yen subject us to exposure from movements in foreign currency exchange rates. We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. We use foreign exchange option and forward contracts to reduce our exposure to foreign currency rate changes on non-functional currency denominated forecasted product licensing revenue, primarily yen-denominated and euro-denominated revenue.

Adobe accounts for its derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value. Derivatives that are not defined as hedges in Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” must be adjusted to fair value through earnings. As described in Note 16, gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Gains and losses from the foreign exchange forward contracts hedging certain balance sheet positions, primarily non-functional currency denominated assets, such as trade receivables, and liabilities, such as accounts payable, are recorded each period in other income (expense) in the consolidated statements of operations. Foreign exchange forward contracts hedging forecasted non-functional currency denominated forecasted product licensing revenue, are designated as cash flow hedges under SFAS 133, with gains and losses recorded net of tax, as a component of other comprehensive income in stockholders’ equity and reclassified into revenue at the time the forecasted transactions occur.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. The standard also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS 158 to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for Adobe in the first quarter of fiscal 2008. We are currently evaluating the impact of FIN 48 on our consolidated financial position, results of operations, and cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We will adopt SFAS 155 in the first quarter of fiscal 2007. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC (“SEC”) issued SAB No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. We were required to adopt SAB 108 in our current fiscal year.

In the second quarter of fiscal 2006, the Company concluded a voluntary review of its executive officer grants from 1997 to 2006 and uncovered no improper grants to executive officers.  In the fourth quarter of fiscal 2006, we concluded a second voluntary review, focused principally on grants to non-executive employees from 1997 to 2006. Preliminary results of this internal review suggested that certain annual grants may have had improper grant dates. The Board of Directors formed a Special Committee of outside Directors to undertake a broader review of these annual non-executive employee option grants. The Special Committee enlisted the assistance of independent legal counsel and an independent accounting firm. The Special Committee uncovered no fraud or intentional wrongdoing. The Special Committee did find certain instances relating to grants made to employees where the list of employees and/or shares allocated to them was not sufficiently definitive for the grant to be deemed final as of the reported grant date. In other instances, the Special Committee found that adjustments were made to some employee grants after the grant date without a corresponding change to the measurement date. These errors resulted in an understatement of stock-based compensation in 1998 through 2005.

Historically, we have evaluated uncorrected differences utilizing the rollover approach. We believe the impact of these stock-based compensation errors were immaterial to prior fiscal years under the rollover method. However, under SAB 108, which we were required to adopt for the year ended December 1, 2006, we must assess materiality using both the rollover method and the iron-curtain method. Under the iron-curtain method, the cumulative stock option errors are material to our fiscal 2006 financial statements and, therefore, we have recorded an adjustment to our opening fiscal 2006 retained earnings balance in the amount of $26.6 million in accordance with the implementation guidance in SAB 108. The total cumulative impact is as follows:

Retained Earnings	$(26,584)
Deferred Income Taxes	838
Additional Paid in Capital	27,422

The impact on retained earnings is comprised of the following amounts:

Retained Earnings	1998-2001	2002	2003	2004	2005	Total
Stock compensation expense	$(10,324)	$(11,476)	$(10,420)	$(2,959)	$(230)	$(35,409)
Tax effect	2,628	2,856	2,558	726	57	8,825
Total, net of tax	$(7,696)	$(8,620)	$(7,862)	$(2,233)	$(173)	$(26,584)
Income before taxes	$1,292,791	$284,689	$380,492	$608,645	$765,776
Percent of income before taxes.	(1% )	(4% )	(3% )	0%	0%

Note   2. Acquisitions

On December 3, 2005, we completed the acquisition of Macromedia, a provider of software technologies that enable the development of a wide range of internet and mobile application solutions, for approximately $3.5 billion. Acquiring Macromedia accelerates our strategy of delivering an industry-defining technology platform that provides more powerful solutions for engaging people with digital information. The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” The results of operations of Macromedia have been included in the Consolidated Statements of Income beginning on December 3, 2005.

Assets acquired and liabilities assumed were recorded at their fair values as of December 3, 2005. The total $3.5 billion purchase price is comprised of the following:

Value of Adobe stock issued	$3,209,121
Fair value of stock options assumed	227,604
Direct transaction costs	29,060
Restructuring costs	72,728
Total estimated purchase price	$3,538,513

As a result of the acquisition, we issued approximately 109.0 million shares of Adobe common stock based on an exchange ratio of 1.38 shares of Adobe common stock for each outstanding share of Macromedia common stock as of December 3, 2005. This fixed exchange ratio gives effect to the two-for-one stock split in the form of a stock dividend paid on May 23, 2005 to the stockholders of Adobe. The average market price per share of Adobe common stock of $29.43 used to determine the fair value the stock issued was based on the average of the closing prices for a range of trading days (April 14, 2005 through April 20, 2005) around the announcement date (April 18, 2005) of the proposed transaction.

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

Direct transaction costs of $29.1 million include investment banking, legal and accounting fees, and other external costs directly related to the acquisition. As of December 1, 2006, substantially all costs for accounting, legal, and other professional services have been paid.

Restructuring costs of $72.7 million relate primarily to costs for severance, associated benefits, outplacement services, and excess facilities. See Note 9 for further details of the amounts accrued and payments made during 2006.

Purchase Price Allocation

In accordance with SFAS No. 141the total preliminary purchase price was allocated to Macromedia’s net tangible and intangible assets based upon their estimated fair values as of December 3, 2005. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions of management. During the fourth quarter of fiscal 2006, we revised our estimate of certain costs associated with our acquisition of Macromedia, resulting in a decrease to goodwill of approximately $0.2 million. The adjustment primarily reflected costs related to closing redundant facilities.

The following represents the allocation of the purchase price to the acquired net assets of Macromedia and the associated estimated useful lives:

	Amount	Estimated Useful Life
Net tangible assets	$713,164	N/A
Identifiable intangible assets:
Acquired product rights	365,500	4 years
Customer contracts and relationships	183,800	6 years
Non-competition agreements	500	2 years
Trademarks	130,700	5 years
Goodwill	2,022,715	N/A
Deferred stock-based compensation	122,134	2.18 years†
Total preliminary estimated purchase price	$3,538,513

†                     Estimated weighted-average remaining vesting period.

Net tangible assets—Macromedia’s tangible assets and liabilities as of December 3, 2005 were reviewed and adjusted to their fair value as necessary, including an increase to market value of $18.4 million related to owned land and a building, $11.5 million related to an investment, and $21.5 million for receivables related to future payments from existing customers. We also assumed $488.4 million in cash and cash equivalents, $109.8 million in property, plant, and equipment, $103.2 million in accrued expenses, and $186.9 million in deferred tax liabilities.

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

Goodwill—Approximately $2.0 billion has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. In accordance with SFAS 142, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, acquiring a talented workforce, and significant cost savings opportunities.

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

Deferred stock-based compensation—Deferred stock-based compensation represents the estimated fair value, measured as of December 3, 2005, of unvested Macromedia stock options and restricted stock assumed. The fair value of unvested options assumed was $117.3 million using the Black Scholes valuation model. The stock price used in the valuation is $34.97, which was the closing price of Adobe shares on December 2, 2005, the last trading day before the close of the acquisition. The risk-free interest rate was the zero coupon yield on December 2, 2005 implied from U.S. Treasury securities with equivalent remaining terms. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero. We estimate the expected term by taking the average of the vesting term remaining and the contractual term of the option, as illustrated in SAB 107. The implied volatility of Adobe traded stock options as of December 2, 2005 was used for volatility. The fair value of the unvested restricted stock of $4.8 million was based on the fair value of the underlying shares on the acquisition date.

The assumptions used to value unvested Macromedia stock options are as follows:

2006
Expected term (in years)	0.17—6.67
Volatility	32.9—35.2%
Risk free interest rate	3.97—4.48%

Total deferred stock-based compensation, of $122.1 million, is being amortized to expenses over the remaining vesting periods of the underlying options or restricted stock. See Note 11 for the amortization of deferred stock-based compensation during fiscal 2006.

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations of Adobe and Macromedia, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on December 4, 2004 or of results that may occur in the future. The pro forma financial information for fiscal 2005 includes the following items:

Fiscal 2005
Amortization of intangible assets	$204,678
Amortization of deferred stock-based compensation	63,686
Restructuring costs	19,733
Business combination accounting effect on historical support revenue	39,504

The unaudited pro forma financial information for fiscal 2005 combines the historical results for Adobe for the year ended December 2, 2005 and the historical results for Macromedia for the year ended September 30, 2005.

Fiscal 2005
Net revenues	$2,353,168
Net income	400,853
Basic net income per share	0.68
Shares used in computing basic net income per share	592,110
Diluted net income per share	0.65
Shares used in computing diluted net income per share	619,270

In addition to the acquisition of Macromedia, Adobe acquired other companies during fiscal 2006 for a total aggregated purchase price of $46.9 million. The impact of these acquisitions are considered immaterial to our financial statements. Refer to Note 5 of the Notes to Consolidated Financial Statements for any impact to Goodwill and Purchased and Other Intangibles due to these acquisitions.

During fiscal 2005, we acquired OKYZ S.A., a privately held company, which provided three dimensional technology and expertise to our Intelligent Document platform.

During fiscal 2004, we acquired Q-Link Technologies, Inc, a privately-held company, which provided Java-based workflow technology that was integrated with our enterprise server products to enable customers to integrate document process management with core applications.

Note 3. Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of December 1, 2006:

	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$48,869	$—	$—	$48,869
Cash equivalents:
Money market mutual funds	642,942	—	—	642,942
Bank time deposits	33,972	—	—	33,972
State and municipal bonds and notes	2,004	—	—	2,004
Corporate bonds	44,713	—	—	44,713

Total cash equivalents	723,631	—	—	723,631

Total cash and cash equivalents	772,500	—	—	772,500

Short-term investments:
State and municipal bonds	1,231,327	1,079	(3,100)	1,229,306
United States Treasury notes	163,110	274	(87)	163,297
Corporate bonds	51,601	67	—	51,668
Obligations of foreign sovereigns	23,896	27	(6)	23,917
Bonds of multi-lateral government agencies	28,124	40	—	28,164
Marketable equity securities	6,734	5,293	—	12,027

Total short-term investments	1,504,792	6,780	(3,193)	1,508,379

Total cash, cash equivalents, and short-term investments	$2,277,292	$6,780	$(3,193)	$2,280,879

Cash, cash equivalents and short-term investments consisted of the following as of December 2, 2005:

	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$41,682	$—	$—	$41,682

Cash equivalents:
Money market mutual funds	334,933	—	—	334,933
Bank time deposits	24,339	—	—	24,339
Corporate bonds	19,864	—	—	19,864

Total cash equivalents	379,136	—	—	379,136

Total cash and cash equivalents	420,818	—	—	420,818

Short-term investments:
State and municipal bonds	1,091,538	22	(8,168)	1,083,392
United States Treasury notes	112,093	—	(614)	111,479
Corporate bonds	74,449	101	(240)	74,310
Obligations of foreign sovereigns	9,004	—	(25)	8,979
Marketable equity securities*	131	1,725	—	1,856

Total short-term investments	1,287,215	1,848	(9,047)	1,280,016

Total cash, cash equivalents, and short-term investments	$1,708,034	$1,848	$(9,047)	$1,700,834

*             The carrying value of marketable equity securities has been reduced by other-than-temporary declines in the fair value of these securities.

Interest income for fiscal 2006, 2005, and 2004 was $74.9 million, $42.1 million, and $22.3 million, respectively.

In accordance with FASB Staff Position (“FSP”) FAS115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,”the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 1, 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and municipal bonds	$311,847	$(399)	$402,032	$(2,701)	$713,879	$(3,100)
United States Treasury notes	69,563	(53)	1,977	(34)	71,540	(87)
Corporate bonds	30,698	—	—	—	30,698	—
Obligations of foreign sovereigns	9,997	(6)	—	—	9,997	(6)

Total	$422,105	$(458)	$404,009	$(2,735)	$826,114	$(3,193)

Market values were determined for each individual security in the investment portfolio. There were 278 securities in total which had market values less than amortized cost. These securities were comprised primarily of state or municipal bonds.

In determining whether the decline in the value of these securities was temporary we considered the following factors:

•       The length of time and the extent to which the market value has been less than cost;

•       The financial condition and near-term prospects of the issuer;

•       Adobe’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Our analysis led to the following conclusions:

•       The magnitude of the unrealized losses is such that they could be reversed with a modest change in interest rates.

•       The probability that any of the issuers of these securities would be unable to meet its obligations to meet principal or interest payments is negligible.

•       Based on both the length of time and the extent to which the market value has been less than cost and the financial condition and near-term prospects of the issuer, we concluded that none of the unrealized losses at December 1, 2006 constituted other-than-temporary impairment.

See Note 1 for our policy on recording other-than-temporary declines in our marketable equity securities. We recognize realized gains and losses upon sale of investments using the specific identification method. See Note 6 for net realized gains from the sale of our short-term investments and losses related to other-than-temporary declines in the fair value of our marketable equity securities.

The following table summarizes the cost and estimated fair value of current debt securities and money market mutual funds, classified by the stated maturity of the security. A significant proportion of securities classified as “due after three years,” based on the stated maturity, have structural features that allow us to sell the securities, at par, in less than three years.

	Cost	Estimated Fair Value
Due within one year	$1,506,167	$1,505,007
Due within two years	410,184	409,656
Due within three years	175,658	175,281
Due after three years	129,680	130,038
Total	$2,221,689	$2,219,982

Note 4. Property and Equipment

Property and equipment consisted of the following as of December 1, 2006 and December 2, 2005:

	2006	2005
Computers and equipment.	$237,480	$196,912
Furniture and fixtures.	50,008	37,604
Capital projects in-progress.	2,363	565
Leasehold improvements.	93,910	68,100
Land	35,350	—
Buildings	62,461	9,611
	481,572	312,792
Less accumulated depreciation and amortization.	(254,375)	(209,243)
Property and equipment, net.	$227,197	$103,549

The increase in property and equipment from fiscal 2006 to fiscal 2005 is primarily due to our acquisition of Macromedia.

Depreciation expense for fiscal 2006, 2005 and 2004 was $67.7 million, $43.9 million, and $39.8 million, respectively.

Note 5. Goodwill and Purchased and Other Intangibles

As of December 1, 2006, the goodwill balance relates to our acquisitions of Macromedia, Accelio, Q-Link, Syntrillium, OKYZ, GoLive Systems, Inc and GoLive Systems GmbH and Co. KG (together “GoLive”), Serious Magic, Interakt, and Inscriber Technology Corporation.

Below is our goodwill reported by business segment, as of December 1, 2006:

	2006	2005
Creative Solutions	$782,717	$18,763
Knowledge Worker Solutions	429,036	8,395
Enterprise and Developer Solutions	382,911	91,525
Mobile and Device Solutions	321,323	—
Other*	233,507	—
Total goodwill	$2,149,494	$118,683

*                    All goodwill in our Other segments relates to our platform business..

During fiscal 2006, our goodwill increased by $2.2 billion. Of this amount, $2.0 billion is related to our acquisition of Macromedia. Refer to Note 2 for further information. This goodwill was reduced by $26.9 million primarily for the realization of tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions of vested options assumed and for adjustments made to deferred and current tax balances upon filing the final Macromedia U.S. income tax returns in August 2006. In addition, goodwill also increased by $35.0 million due to the acquisition of TTF in the second quarter of fiscal 2006 and Serious Magic and Interakt in the fourth quarter of fiscal 2006.

Purchased and other intangible assets, subject to amortization, were as follows as of December 1, 2006:

	Cost	Accumulated Amortization	Net
Purchased technology	$397,098	$(147,376)	$249,722
Localization	$9,060	$(2,261)	$6,799
Trademarks	130,925	$(26,857)	104,068
Other intangibles	189,001	$(43,185)	145,816
Total other intangible assets	$328,986	$(72,303)	$256,683
Total purchased and other intangible assets	$726,084	$(219,679)	$506,405

Purchased and other intangible assets, subject to amortization, were as follows as of December 2, 2005:

	Cost	Accumulated Amortization	Net
Purchased technology	$18,785	$(11,153)	$7,632
Localization	$20,512	$(11,901)	$8,611
Trademarks	225	(82)	143
Other intangibles	301	$(210)	91
Total other intangible assets	$21,038	$(12,193)	$8,845
Total purchased and other intangible assets	$39,823	$(23,346)	$16,477

Amortization expense related to identifiable intangible assets was $221.6 million, $20.4 million, and $21.1 million for fiscal 2006, 2005 and 2004, respectively. Of the total amortization expense for fiscal 2006, $137.5 million was charged to cost of sales. There was no amortization charge to cost of sales for fiscal 2005 and 2004. The increase in amortization expense from fiscal 2005 to fiscal 2006 is primarily due to our acquisition of Macromedia. Amortization expense, as of December 1, 2006, is expected to be as follows:

Fiscal Year	Purchased Technology	Other Intangible Assets
2007	$114,180	$74,985
2008	81,592	66,512
2009	50,310	57,652
2010	649	47,015
2011	536	10,481
Thereafter	2,455	38
Total expected amortization expense	$249,722	$256,683

Note 6. Other Assets

Other assets consisted of the following as of December 1, 2006 and December 2, 2005:

	2006	2005
Investments	$46,273	$51,707
Security deposits and other	13,304	7,419
Prepaid land lease	3,263	3,301
Prepaid rent	2,943	3,801
Unbilled receivables	2,400	—
Total other assets	$68,183	$66,228

Included in investments are our limited partnership interests in Adobe Ventures which are consolidated in accordance with FASB Interpretation No. 46R a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The partnerships are controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. Investments also include our direct investments which are accounted for under the cost method.

The following table summarizes the net realized gains and losses from our investments for fiscal 2006, 2005, and 2004.

	2006	2005	2004
Net losses related to our investments in Adobe Ventures and cost method investments	$(6,487)	$(1,021)	$(81)
Write-downs due to other-than-temporary declines in value of our marketable equity securities	—	(558)	—
Gains from sale of short-term investments	—	104	2,493
Gains (losses) on stock warrants	(226)	153	94
Other investment gains	67,962	21	—
Total investment gain (loss)	$61,249	$(1,301)	$2,506

The increase in our investment gain from fiscal 2005 to fiscal 2006 is due to our sale of our investment in Atom Entertainment, Inc. during the fourth quarter of fiscal 2006. As a result of the sale, we received $82.3 million in cash. Our carrying value was $13.2 million at the date of sale.

During fiscal 2004, we restructured the lease for two of our headquarter office buildings. See Note 15 for additional information. The lease agreement provides for a residual value guarantee. In accordance with FIN 45, we recognized the fair value of the residual value guarantee of $5.2 million as a long-term liability on our balance sheet with the offsetting entry to prepaid rent in other assets. The balance will be amortized to the income statement over five years, the life of the lease. As of December 1, 2006, the unamortized portion of the fair value of the residual value guarantee remaining in prepaid rent was $2.8 million.

Note 7. Trade Payables and Accrued Expenses

Trade and other payables consisted of the following as of December 1, 2006 and December 2, 2005:

	2006	2005
Trade payables	$37,915	$27,467
Other	17,116	13,575
Total trade and other payables	$55,031	$41,042

Accrued expenses consisted of the following as of December 1, 2006 and December 2, 2005:

	2006	2005
Accrued compensation and benefits	$148,000	$112,362
Sales and marketing allowances	20,361	16,306
Other	135,189	98,247
Total accrued expenses	$303,550	$226,915

Note 8. Income Taxes

Income before income taxes includes income from foreign operations of approximately $293.7 million, $348.7 million and $298.0 million for fiscal 2006, 2005 and 2004, respectively.

The provision for income taxes consisted of the following for fiscal 2006, 2005, and 2004:

	2006	2005	2004
Current:
United States federal	$12,419	$63,932	$1,769
Foreign	34,762	18,550	11,728
State and local	3,623	4,671	1,638
Total current	50,804	87,153	15,135
Deferred:
United States federal	(19,843)	(7,653)	56,641
Foreign	2,198	93	(970)
State and local	(5,383)	492	(10,353)
Total deferred	(23,028)	(7,068)	45,318
Charge in lieu of taxes attributable to employee stock plans	146,142	82,852	97,794
	$173,918	$162,937	$158,247

Certain employee stock plan benefits in 2006 associated with the acquisition of Macromedia reduced goodwill. See Note 5 for further information.

Total income tax expense differs from the expected tax expense (computed by multiplying the United States federal statutory rate of 35% by income before income taxes) as a result of the following:

	2006	2005	2004
Computed “expected” tax expense	$237,905	$268,022	$213,026
State tax expense, net of federal benefit	8,768	9,878	6,826
Tax-exempt income	(12,637)	(7,196)	(4,284)
Tax credits	(1,204)	(8,977)	(9,500)
Differences between statutory rate and foreign effective tax rate	(61,067)	(62,561)	(47,622)
Change in deferred tax asset valuation allowance	(7,539)	(5,836)	(1,238)
FAS 123R Stock Compensation (net of tax deduction)	3,320	—	—
Tax benefit for repatriation of certain foreign earnings under theAJCA	—	(29,271)	—
Other, net	6,372	(1,122)	1,039
	$173,918	$162,937	$158,247

During fiscal 2005, the American Jobs Creation Act (“AJCA”) introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. We made a determination for a planned repatriation of $558.3 million of certain foreign earnings, of which $500.0 million qualifies for the 85% dividends received deduction. We completed the repatriation of $558.3 million of certain foreign earnings during fiscal 2005.

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

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 1, 2006 and December 2, 2005 are presented below:

	2006	2005
Deferred tax assets:
Acquired technology.	$6,715	$9,048
Reserves.	55,662	29,716
Deferred revenue.	24,533	11,409
Unrealized losses on investments.	19,072	8,238
FAS 123R stock compensation	28,716	—
Net operating loss of acquired companies	134,440	—
Credits.	47,360	24,899
Other	9,216	—
Total gross deferred tax assets	325,714	83,310
Deferred tax asset valuation allowance	(1,243)	(8,238)
Total deferred tax assets	324,471	75,072
Deferred tax liabilities:
Depreciation and amortization	(1,420)	(22,650)
Undistributed earnings of foreign subsidiaries.	(112,084)	(71,373)
Acquired intangible assets	(126,069)	—
Other.	—	(1,139)
Total deferred tax liabilities.	(239,573)	(95,162)
Net deferred tax assets (liabilities)	$84,898	$(20,090)

The deferred tax assets and liabilities for fiscal 2006 include amounts related to the acquisition of Macromedia. We provide United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related United States tax liability may be reduced by any foreign income taxes paid on these earnings. As of December 1, 2006, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $400.7 million. The unrecognized deferred tax liability for these earnings is approximately $134.5 million. As of December 1, 2006, we have net operating loss carryforwards attributable to various acquired companies of approximately $134 million, which, if not used, will expire between fiscal 2013 and 2019. These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.

For financial reporting purposes, a valuation allowance has been established for certain deferred tax assets related to the write-down of investments. At the end of fiscal 2006, our valuation allowance was $1.2 million.

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

At the end of fiscal 2006, we had federal and state tax credit carry-forwards of approximately $2 million and $45 million, respectively. The state tax credit carry-forwards can be carried forward indefinitely.

Below is a summary of our income tax payable activity for fiscal 2006 and 2005:

	2006	2005
Beginning balance.	$154,529	$145,913
Current year liability.	50,804	87,153
Macromedia acquisition.	22,972	—
Payments and reclassifications.	(49,937)	(78,537)
Ending balance.	$178,368	$154,529

Note 9. Restructuring

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

Macromedia Merger Restructuring Charges

A summary of preliminary restructuring activities follows:

	Initial Restructuring Charges	Cash Payments	Adjustments	Balance at December 1, 2006
Termination Benefits	$26,608	$(26,459)	$853	$1,002
Cost of closing redundant facilities	32,083	(10,547)	7,398	28,934
Cost of contract termination	3,969	(3,224)	(699)	46
Other	2,500	(1,072)	16	1,444

Total	$65,160	$(41,302)	$7,568	$31,426

We completed our acquisition of Macromedia on December 3, 2005. Pursuant to Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,”  all restructuring charges related to the Macromedia acquisition are recognized as a part of the purchase price allocation, as discussed in Note 2 and have been accrued for as of December 1, 2006.

Accrued restructuring charges of $31.4 million at December 1, 2006 includes $9.8 million recorded in accrued restructuring, current and $21.6 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets. We expect to pay these liabilities through the third quarter of fiscal 2007.

Adobe Restructuring Charges

In connection with the worldwide restructuring plan, we recognized costs related to termination benefits for former Adobe employees whose positions were eliminated and for the closure of Adobe facilities. We also recognized costs related to the cancellation of certain contracts held by Adobe. In addition, costs related to the write-off of fixed assets located at facilities that will no longer be used will be recognized in the periods that the respective offices are vacated. We expect to pay these liabilities through the first quarter of fiscal 2007.

A summary of exit costs follows:

	Initial Restructuring Charges	Cash Payments	Adjustments	Balance at December 1, 2006
Termination Benefits	$18,879	$(18,597)	$(103)	$179
Cost of closing redundant facilities	—	(479)	946	467
Cost of contract termination	105	(11)	(94)	—

Total	$18,984	$(19,087)	$749	$646

Pursuant to FASB’s Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” all facility related charges related to the pre-merger operations are expensed and accrued for based upon the cease use date. As of December 1, 2006, accrued restructuring charges of $0.6 million at December 1, 2006 includes $0.3 million recorded in accrued restructuring, current and $0.3 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets.

Note 10. Benefit Plans

Pretax Savings Plan

In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all of our United States employees. Under the plan, eligible employees may contribute up to 65% of their pretax salary, subject to the Internal Revenue Service annual contribution limits. In fiscal 2006, we matched 50% of the first 6% of the employee’s contribution. We contributed approximately $11.2 million, $8.9 million and $6.5 million in fiscal 2006, 2005 and 2004, respectively. We can terminate matching contributions at our discretion.

Profit Sharing Plan

We have a profit sharing plan that provides for profit sharing payments to all eligible employees following each quarter in which we achieve at least 80% of our budgeted earnings for the quarter. The plan, as well as the annual operating budget on which the plan is based, is approved by our Board of Directors. We contributed approximately $51.9 million, $45.7 million and $42.6 million to the plan in fiscal 2006, 2005 and 2004, respectively.

Note 11.  Stock-based Compensation

Stock Options

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option programs critical to our operation and productivity. Currently, we grant options from the 1) 2003 Equity Incentive Plan (“2003 Plan”), under which options could be granted to all employees, including executive officers, and outside consultants and 2) the 1996 Outside Directors Stock Option Plan (“Directors Plan”), as amended, under which options are granted automatically under a pre-

determined formula to non-employee directors. In addition, our stock option program includes the 2005 Equity Incentive Assumption Plan (“2005 Assumption Plan”), from which we currently do not grant options, but may do so in the future. The plans listed above are collectively referred to in the following discussion as “the Plans.” Option vesting periods are generally three to four years for all of the Plans.

As of December 1, 2006, we had reserved 53.9 million, 5.2 million and 1.3 million shares of common stock for issuance under our 2003 Plan, Directors Plan and 2005 Assumption Plan, respectively. As of December 1, 2006, we had 14.2 million, 1.0 million and 1.3 million shares available for grant under our 2003 Plan, Directors Plan and 2005 Assumption Plan, respectively.

The following table sets forth the summary of option activity under our stock option program for fiscal years 2006, 2005 and 2004:

		Outstanding Options
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
November 28, 2003	25,907	84,939	$16.40
Granted	(20,760)	20,760	21.07
Exercised	—	(26,587)	13.55
Canceled	2,578	(2,578)	20.46
Expired	(19)	—	—
Increased authorization	9,000	—	—

December 3, 2004	16,706	76,534	18.52
Granted	(11,418)	11,418	31.88
Exercised	—	(20,495)	15.32
Canceled	2,206	(2,206)	21.52
Increased authorization	16,800	—	—

December 2, 2005	24,294	65,251	$21.76
Granted	(12,221)	12,017	28.71
Exercised	—	(25,873)	17.73
Canceled	4,807	(4,807)	25.33
Forfeited	(1,600)	—	15.32
Due to acquisition	1,324	15,143	—

December 1, 2006	16,604	61,731	$24.19

The weighted average fair values of options granted during fiscal 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Weighted average fair value	$10.79	$9.08	$5.63

The difference in shares granted under options available for grant and number of options outstanding is due to performance share grants. See below for information regarding the performance shares.

The total intrinsic value of options exercised during fiscal 2006 was $440.0 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

Information regarding the stock options outstanding at December 1, 2006 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.81 - 13.24	6,402	3.83 years	$11.57	6,153	$11.57
$13.38 - 14.33	6,229	2.96 years	13.74	5,992	13.73
$14.38 - 19.55	9,491	2.60 years	18.38	8,981	18.36
$19.64 - 21.78	8,261	4.63 years	21.42	5,863	21.33
$21.97 - 28.01	6,224	4.33 years	26.16	4,292	26.50
$28.03 - 30.60	2,126	6.28 years	29.03	699	29.00
$30.79 - 30.79	6,752	6.56 years	30.79	625	30.79
$30.80 - 32.30	4,890	3.62 years	31.90	3,591	31.96
$32.42 - 32.42	6,287	5.48 years	32.42	2,246	32.42
$32.67 - 68.43	5,069	6.19 years	37.51	502	34.67

	61,731	4.44 years	$24.19	38,944	$20.58

The aggregate intrinsic value of options outstanding and options exercisable as of December 1, 2006 was $936.8 million and $731.0 million, respectively. The intrinsic value is calculated as the difference between the market value as of December 1, 2006 and the exercise price of the shares. The market value as of December 1, 2006 was $39.35 as reported by the NASDAQ Global Select Market.

All stock option grants to current executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors. All members of the Executive Compensation Committee are independent directors, as defined in the rules applicable to issuers traded on the Nasdaq Global Select Market.

The Directors Plan provides for the granting of nonqualified stock options to non-employee directors. Option grants are limited to 25,000 shares per person in each fiscal year, except for a new non-employee director to whom 50,000 shares are granted upon election as a director. Options granted prior to March 28, 2006 have a ten-year term and are exercisable and vest over three years: 25% on the day preceding each of Adobe’s next two annual meetings of stockholders and 50% on the day preceding Adobe’s third annual meeting of stockholders after the grant of the option. However, options granted on or after March 28, 2006 have a seven-year term and vest over four years: 25% on the day preceding each of Adobe’s next four annual meetings. The exercise price of the options that are issued is equal to the fair market value of our common stock on the date of grant.

Options granted to directors for fiscal 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Options granted to existing directors	200	400	350
Exercise price	$35.95	$29.74	$20.83
Options granted to new directors	50	50	100
Exercise price	$35.25	$26.83	$21.05

As of December 1, 2006, approximately 2.0 million shares were reserved for issuance upon exercise of outstanding options under the Directors Plan. The Directors Plan will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued and restrictions on issued shares have lapsed.

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

As of December 1, 2006, we had reserved 76.0 million shares of our common stock for issuance under the ESPP and approximately 20.6 million shares remain available for future issuance.

The weighted average fair values of employee stock purchase rights granted during fiscal 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Weighted average fair value	$8.09	$9.08	$6.27

The ESPP will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued.

Restricted Stock

We grant restricted shares and performance awards to employees under our Amended 1994 Performance and Restricted Stock Plan (“Restricted Stock Plan”) and our 2003 Equity Incentive Plan. These plans provide for the granting of restricted stock and/or performance awards to officers and key employees. Restricted stock issued under these plans generally vest annually over two to three years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights. As of December 1, 2006, we had reserved 16.0 million shares of our common stock for issuance under the Restricted Stock Plan and approximately 5.2 shares were available for grant.

Restricted stock activity for fiscal 2006, 2005 and 2004 are as follows:

Restricted Stock	Non-vested Shares	Weighted Average Grant Date Fair Value
November 28, 2003	443	$6.30
Awarded	14	21.44
Released	(42)	18.85
Forfeited	(1)	14.80

December 3, 2004	414	5.51
Awarded	26	30.86
Released	(12)	18.39

December 2, 2005	428	6.68
Awarded	9	39.47
Released	(302)	22.03
Forfeited	(48)	25.53
Due to acquisition	414	22.35

December 1, 2006	501	$9.17

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

During fiscal 2006, we granted performance shares under the Program as shown in the table below. Upon achievement of performance goals, the recipients may be eligible to receive up to 504,000 shares. These shares will be issued out of our 2003 Plan and our Restricted Stock Plan.

Performance Shares	Shares Granted	Maximum Shares Eligible to Receive
December 2, 2005	—	—
Awarded	360	540
Forfeited	(24)	(36)

December 1, 2006	336	504

Stock-Based Compensation

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

We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. As permitted by SAB 107, we estimate the volatility of our common stock by using implied volatility in market traded options. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

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

In accordance with SFAS 123R, we will recognize the estimated compensation cost of performance shares, net of estimated forfeitures. The awards are earned upon attainment of identified performance goals, some of which contain discretionary metrics, and are accounted for based upon the fair value of the award at each reporting date. As such, these awards are re-valued based on Adobe’s traded stock price at the end of each reporting period. If the discretion is removed, then the treatment stops and the award will be classified as a fixed equity award. The fair value of the awards will be based on the measurement date, which is the date the award becomes fixed. The awards will be subsequently amortized over the remaining performance period.

In addition to estimating expense for grants to Adobe employees, we also estimated deferred  stock-based compensation related to unvested options assumed in the acquisition of Macromedia (see Note 2 for further information). In accordance with SFAS 123R, deferred compensation expense is classified by functional area on our consolidated statement of income.

The assumptions used to value the option grants are as follows:

	Fiscal Years
	2006	2005	2004
Expected life (in years)	3.7	3.0—3.9	2.5
Volatility	30.29—36.95%	30—37%	34—40%
Risk free interest rate	4.30—5.15%	3.38—4.49%	2.18—3.11%
Dividend yield	—	—	0.093—0.125%

The assumptions used to value employee stock purchase rights are as follows:

	Fiscal Years
	2006	2005	2004
Expected life (in years)	1.25	1.25	1.25
Volatility	30.30—35.02%	32—37%	34—40%
Risk free interest rate	4.32—5.26%	3.03—3.58%	1.24—1.76%
Dividend yield	—	—	0.093—0.125%

See Note 2 for the assumptions used to value Macromedia deferred compensation. As of December 1, 2006, there was $57.4 million of unamortized deferred compensation, related to the acquisition of Macromedia, which will be recognized over a weighted average period of 1.22 years.

Total stock-based compensation recognized on our consolidated statement of income for fiscal 2006 is as follows:

Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Shares	Macromedi Deferred Stock-Base Compensation
Cost of revenue—services and support	$2,499	$—	$5,681
Research and development	45,635	1,678	18,315
Sales and marketing	34,309	1,500	32,483
General and administrative	19,913	1,313	7,208

Total	$102,356	$4,491	$63,687

The following table sets forth the pro forma amounts of net income and net income per share, for fiscal  2005 and 2004, that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123:

	2005	2004
Net income:
As reported	$602,839	$450,398
Add: Stock-based compensation expense for employees included in reported net income, net of related tax effects	255	221
Less: Total stock-based compensation expense for employees determined under the fair value based method, net of related tax effects	(88,603)	(105,883)
Pro forma	$514,491	$344,736
Basic net income per share:
As reported	$1.23	$0.94
Pro forma	$1.05	$0.72
Diluted net income per share:
As reported	$1.19	$0.91
Pro forma	$1.01	$0.70

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

Pursuant to the income tax provisions included in SFAS 123R, we have elected the “long method” of computing our hypothetical APIC pool. As of December 1, 2006, there was $134.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Adobe employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Note 12. Stockholders’ Equity

Stockholder Rights Plan

Our Stockholder Rights Plan is intended to protect stockholders from unfair or coercive takeover practices. In accordance with this plan, the Board of Directors declared a dividend distribution of one common stock purchase right on each outstanding share of our common stock held as of July 24, 1990 and on each share of common stock issued by Adobe thereafter. In July 2000, the Stockholder Rights Plan was amended to extend it for ten years so that each right entitles the holder to purchase one unit of Series A Preferred Stock, which is equal to 1/1000 share of Series A Preferred Stock, par value $0.0001 per share, at a price of $700 per unit. As adjusted for our 2000 and 2005 stock splits each in the form of a dividend, each share of common stock now entitles the holder to one-quarter of such a purchase right. Each whole right still entitles the registered holder to purchase from Adobe a unit of preferred stock at $700. The rights become exercisable in certain circumstances, including upon an entity’s acquiring or announcing the intention to acquire beneficial ownership of 15% or more of our common stock without the approval of the

Board of Directors or upon our being acquired by any person in a merger or business combination transaction. The rights are redeemable by Adobe prior to exercise at $0.01 per right and expire on July 23, 2010.

Stock Repurchase Program—On-going Dilution Coverage

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

As part of this program, on April 17, 2005, the Board of Directors approved the use of an additional $1.0 billion for stock repurchase commencing upon the close of the Macromedia acquisition. This additional $1.0 billion in stock repurchases was completed by the third quarter of fiscal 2006.

During fiscal 2006 and 2005, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $1.3 billion and $600 million, respectively. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our stock. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval, and the average VWAP of our stock during the interval less the agreed upon discount. During the fiscal 2006, we repurchased 1.7 million shares at an average price of $36.04 through open market repurchases and 36.8 million shares at an average price of $34.00 through structured repurchase agreements which included prepayments from fiscal 2005. During fiscal 2005, we repurchased 18.7 million shares at an average price of $30.61 through structured repurchase agreements which included prepayments remaining from fiscal 2004.

For fiscal 2006, the $1.3 billion in prepayments was classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by December 1, 2006 are excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of December 1, 2006 will expire on or before July 19, 2007. As of December 1, 2006 and December 2, 2005, approximately $204.0 million and $154.9 million respectively, of up-front payments remained under the agreements.

Note 13. Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of comprehensive income that we currently report are unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments. We also report unrealized gains and losses on derivative instruments qualifying as cash flow hedges.

The following table sets forth the components of other comprehensive income for fiscal 2006, 2005, and 2004:

	Unrealized Gain (Loss) on
	Available -for-Sale Securities	Derivative Instruments	Foreign Currency Translation	Total
Balance at November 28, 2003	$2,451	$(2,489)	$(961)	$(999)
Unrealized gain (loss)	(6,696)	3,097	—	(3,599)
Reclassification adjustment for (gains) losses recognized during the period	(3,283)	405	—	(2,878)
Tax effect of above	2,634	(1,013)	—	1,621
Translation adjustments	—	—	3,566	3,566
Other comprehensive income (loss)	(7,345)	2,489	3,566	(1,290)
Balance at December 3, 2004	(4,894)	—	2,605	(2,289)
Unrealized gain (loss), net of tax	(4,529)	12,771	—	8,242
Reclassification adjustment for (gains) losses recognized during the period, net of tax	2,223	(7,453)	—	(5,230)
Translation adjustments	—	—	(1,637)	(1,637)
Other comprehensive income (loss)	(2,306)	5,318	(1,637)	1,375
Balance at December 2, 2005	(7,200)	5,318	968	(914)
Unrealized gain, net of tax	7,210	285	—	7,495
Reclassification adjustment for (gains) losses recognized during the period, net of tax	865	(5,035)	—	(4,170)
Translation adjustments	—	—	3,933	3,933
Other comprehensive income (loss)	8,075	(4,750)	3,933	7,258
Balance at December 1, 2006	$875	$568	$4,901	$6,344

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

The following table sets forth the computation of basic and diluted net income per share for fiscal 2006, 2005 and 2004.

	2006	2005	2004
Net income	$505,809	$602,839	$450,398
Shares used to compute basic net income per share	593,750	489,921	477,658
Dilutive potential common shares:
Unvested restricted stock	85	35	22
Stock options	18,387	18,114	17,946
Shares used to compute diluted net income per share	612,222	508,070	495,626
Basic net income per share	$0.85	$1.23	$0.94
Diluted net income per share	$0.83	$1.19	$0.91

For the fiscal 2006, 2005 and 2004, options to purchase approximately 17.7 million, 11.6 million, and 14.0 million shares, respectively, of common stock with exercise prices greater than the annual average fair market value of our stock of $35.32, $30.33, and $22.23, respectively, were not included in the calculation because the effect would have been anti-dilutive.

Note 15. Commitments and Contingencies

Lease Commitments

We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2025. We also have one land lease that expires in 2091. Rent expense and sublease income for these leases for fiscal 2004 through fiscal 2006 were as follows:

	2006	2005	2004
Rent expense	$74,629	$58,215	$55,333
Sublease income	3,556	4,995	5,681
Net rent expense	$71,073	$53,220	$49,652

We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the “Almaden tower” and the “East and West towers.”

In December 2003, upon completion of construction, we began a five year lease agreement for the Almaden tower. Under the agreement, we have the option to purchase the building at any time during the lease term for the lease balance, which is approximately $103.0 million. The maximum recourse amount (“residual value guarantee”) under this obligation is $90.8 million.we have put in place for the East and West Towers.

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

These two leases are both subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessors quarterly. As of December 1, 2006, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term (for the East and West towers lease only), purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount.

As of December 1, 2006, future minimum lease payments undernon-cancelable operating leases and future minimum sublease income under non-cancelable subleases follow in the table below. The table includes commitments related to our restructured facilities. Refer to Note 9 for more information regarding our restructurings.

Fiscal Year	Future Minimum Lease Payments	Future Minimum Sublease Income
2007	$57,013	$9,781
2008	50,001	9,191
2009	42,377	9,304
2010	23,553	6,025
2011	10,034	1,116
Thereafter	53,916	80
Total	$236,894	$35,497

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized a $5.2 million liability related to the East and West tower lease that was extended in August 2004. This liability is recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the lease. As of December 1, 2006, the unamortized portion of the fair value of the residual value guarantee remaining in other long-term liabilities and prepaid rent was $2.8 million.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $19.1 million, $17.8 million, and $15.9 million in fiscal 2006, 2005, and 2004, respectively.

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

Legal Proceedings

On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc. and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled “Client-Server System Using Embedded Hypertext Tags for Application and Database Development.” The Plaintiff’s complaint asserts that “defendants have infringed, and continue to infringe, one or more claims of the ‘712 patent by making, using, selling and/or offering for sale, inter alia, products supporting Microsoft Active Server Pages technology.” Plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for “willful infringement,” and fees and costs. We believe the action has no merit and are vigorously defending against it. As of December 1, 2006, we do not believe that a loss is probable or estimable.

On October 13, 2006, a purported shareholder derivative action entitled Steven Staehr v. Bruce R. Chizen, et al was filed in the Superior Court of California for the County of Santa Clara against certain of the Company’s current and former officers and directors, and against Adobe as a nominal defendant. The complaint asserts that stock option grants to executives were priced retroactively by Adobe and were improperly accounted for, and alleges various causes of action based on that assertion. The complaint seeks payment by the defendants to Adobe of damages allegedly suffered by it and disgorgement of profits, as well as injunctive relief. As of December 1, 2006, we do not believe that a loss is probable or estimable.

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

Note 16. Financial Instruments

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

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss) until the forecasted transaction occurs.

The following is a summary of the existing gains that are currently included in accumulated other comprehensive income. These amounts represent the fair value of our cash flow hedge contracts that were still open as of the periods below.

Gain (Loss) on Hedges of Forecasted Transactions:

Balance Sheet	Accumulated Other Comprehensive Income (Loss)
	December 1,	December 2,
	2006	2005
Recognized but Unrealized—Open Transactions:
Net unrealized gain remaining in other accumulated comprehensive income, net of tax	$566.8	$5,317.1

When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For fiscal 2006 and 2005, there were no such gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

Pursuant to SFAS 133, we evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedging instruments in other income (loss) on the consolidated income statement. The net gain (loss) recognized in other income for cash flow hedges due to hedge ineffectiveness was insignificant for fiscal 2006 and 2005. The time value of purchased derivative instruments is recorded in other income (loss).

A summary of the amounts included on the consolidated income statement due to occurrence of the hedged transaction and or time value degradation on open hedge transactions is as follows:

Income Statement	Years Ended
	December 1, 2006		December 2, 2005		December 3, 2004
	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Gain (loss) on completed hedge transactions:
Net realized gain (loss) reclassified from other accumulated comprehensive income to revenue	$5,035	$—	$7,453	$—	$(405)	$—
Net realized loss from the cost of purchased options	—	(8,873)	—	(6,624)	—	(6,829)
Gain (loss) on open hedge transactions:
Net unrealized gain (loss) from time value degradation on open cash flow hedge transactions	—	(3,913)	—	2,648	—	(2,602)
	$5,035	$(12,786)	$7,453	$(3,976)	$(405)	$(9,431)

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At December 1, 2006, the outstanding balance sheet hedging derivatives had maturities of 150 days or less.

Net gains (losses) recognized in other income (loss) relating to balance sheet hedging for fiscal 2006, 2005, 2004 were as follows:

	2006	2005	2004
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income (loss)	$11,046	$(9,604)	$4,586
Net unrealized gain (loss) recognized in other income (loss)	4,721	(4,088)	3,949
	15,767	(13,692)	8,535
Gain (loss) on hedges of foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income (loss)	(4,179)	9,893	(11,123)
Net unrealized gain (loss) recognized in other income (loss)	(6,879)	5,747	3,150
	(11,058)	15,640	(7,973)
Net gain recognized in other income	$4,709	$1,948	$562

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

Our investment portfolio consists of investment-grade securities diversified among security types, industries, and issuers. Our cash and investments are held and managed by recognized financial institutions that follow Adobe’s investment policy. Our policy limits the amount of credit exposure to any one security issue or issuer, and we believe no significant concentration of credit risk exists with respect to these investments.

We mitigate concentration of risk related to foreign currency hedges as well as interest rate hedges through a policy that establishes counterparty limits. We also have minimum rating requirements for all bank counterparties.

Credit risk in receivables is limited to OEM partners, dealers and distributors of hardware and software products to the retail market, and to customers whereby we license software directly. Management believes that any risk of loss is reduced due to the diversity of our customers and geographic sales areas. A credit review is completed for our new distributors, dealers, and OEM partners. We also perform ongoing credit evaluations of our customers’ financial condition and require letters of credit or other guarantees, whenever deemed necessary. The credit limit given to the customer is based on our risk assessment of their ability to pay, country risk, and other factors and is not contingent on the resale of the product or on the collection of payments from their customers. We also purchase credit insurance to mitigate credit risk in some foreign markets where we believe it is warranted. If we license our software to a customer where we have a reason to believe the customer’s ability to pay is not probable, due to country risk or credit risk, we will not recognize the revenue. We will revert to recognizing the revenue on a cash basis, assuming all other criteria for revenue recognition has been met. For discussion of significant customers as of December 1, 2006, see Note 17.

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

Note 17. Industry Segment, Geographic Information, and Significant Customers

Coinciding with the integration of Macromedia and the start of fiscal 2006, we changed the reporting of our segments to be aligned with our market opportunities and how we manage our combined businesses. For comparability, the prior fiscal period’s results have been reclassified to reflect the realignment of the segments and do not include the impact of our acquisition of Macromedia.

We have the following segments: Creative Solutions, Knowledge Worker Solutions, Enterprise and Developer Solutions, Mobile and Device Solutions, and Other, which includes the Print and Classic Publishing and Platform segments. Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers. This segment combines most of the products of our prior Creative Professional and Digital Imaging and Video business segments, along with the creative professional-focused products and solutions that we obtained through our acquisition of Macromedia. The Knowledge Worker Solutions segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains revenue generated by Adobe Acrobat Connect and our Acrobat family of products. Our Enterprise segment provides server-based enterprise interaction solutions that automate people-centric processes. The segment contains revenue generated by our LiveCycle, ColdFusion and Flex lines of products. The Mobile and Device Solutions segment provides solutions that create compelling experiences through rich content, user interfaces, and data services on mobile and non-PC devices such as cellular phones, consumer devices and internet connected hand-held devices. Finally, Other contains several of our products and services which address market opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and OEM printing businesses, to new strategic opportunities such as OEM revenue generated from our desktop technology platform—which includes Adobe Reader and Adobe Flash Player applications.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. With the exception of goodwill, we do not identify or allocate our assets by the operating segments.

Our results for fiscal years 2006, 2005, and 2004 are reported by operating units below:

	Creative Solutions	Knowledge Worker Solutions	Enterprise and Developer Solutions	Mobile and Device Solutions	Other*	Total
Fiscal 2006
Revenue	$1,424,851	$670,945	$189,272	$37,771	$252,461	$2,575,300
Cost of revenue	135,149	36,997	68,088	22,268	29,955	292,457
Gross profit	$1,289,702	$633,948	$121,184	$15,503	$222,506	$2,282,843
Gross profit as a percentage of revenues	91%	94%	64%	41%	88%	89%
Fiscal 2005
Revenue	$1,128,339	$593,520	$113,002	$—	$131,460	$1,966,321
Cost of revenue	55,321	22,192	24,161	—	10,904	112,578
Gross profit	$1,073,018	$571,328	$88,841	$—	$120,556	$1,853,743
Gross profit as a percentage of revenues	95%	96%	79%	—	92%	94%
Fiscal 2004
Revenue	$987,781	$439,404	$102,495	$—	$136,901	$1,666,581
Cost of revenue	56,690	19,664	18,658	—	9,366	104,378
Gross profit	$931,091	$419,740	$83,837	$—	$127,535	$1,562,203
Gross profit as a percentage of revenues	94%	96%	82%	—	93%	94%

*                    Other segments revenue includes platform revenue of $37.2 million and $0.4 million for fiscal 2006 and 2005, respectively. We did not have platform revenue in fiscal 2004. Costs of revenue related to our platform segment are insignificant for each period. Gross margins for our platform segment are $37.2 million and $0.4 million for fiscal 2006 and 2005, or 1% and 0% of total revenues, respectively.

A reconciliation of the totals reported for the operating units to the applicable line items in the consolidated financial statements for fiscal 2006, 2005, and 2004 is as follows:

	2006	2005	2004
Total gross profit from operating units above	$2,282,843	$1,853,743	$1,562,203
Total operating expenses *	1,731,550	1,125,309	970,409
Total operating income	551,293	728,434	591,494
Non-operating income	128,434	37,342	16,851
Income before income taxes	$679,727	$765,776	$608,645

*Total                operating expenses include research and development, sales and marketing and general and administrative. For fiscal 2006, operating expenses also included restructuring and other charges and the amortization of purchased intangibles and incomplete technology.

For fiscal 2006, 2005, and 2004, our revenues and property and equipment, net of accumulated depreciation, are presented below by geographic area. With the exception of property and equipment, we do not identify or allocate our assets by operating unit.

Revenue	2006	2005	2004
Americas:
United States	$1,157,708	$864,274	$706,064
Other	109,068	75,443	64,500
Total Americas	1,266,776	939,717	770,564
EMEA	770,060	612,721	541,528
Asia:
Japan	354,029	284,528	262,685
Other	184,435	129,355	91,804
Total Asia	538,464	413,883	354,489
Total revenue	$2,575,300	$1,966,321	$1,666,581

Property and Equipment	2006	2005	2004
Americas:
United States	$178,893	$65,351	$72,857
Other	11,900	4,060	4,771
Total Americas	190,793	69,411	77,628
EMEA	17,896	19,891	10,543
Asia:
India	13,534	13,060	10,306
Other	4,974	1,187	1,198
Total Asia	18,508	14,247	11,504
Total property and equipment	$227,197	$103,549	$99,675

Significant Customers

The table below lists our significant customers for fiscal 2004 through 2006. As listed, our significant customers are distributors and thus impact each of our reporting segments. The amounts listed below are a percentage of our net revenues.

	2006	2005	2004
Ingram Micro	24%	26%	23%
Tech Data	10%	11%	13%

The amounts listed below are receivables, from our significant customers, as a percentage of our gross trade receivables for fiscal 2006 and 2005.

	2006	2005
Ingram Micro	25%	26%
Tech Data	11%	10%

Note 18. Subsequent Events

Purchase of Land in San Jose

In fiscal 2006, we entered into various agreements with San Jose Water Corporation and certain of its affiliates to acquire land and a building in downtown San Jose for $36.5 million. The building and certain parking areas were used by the San Jose Water Company and will be leased back to San Jose Water Corporation until mid 2008.

Execution of Credit Facility

We have received Board approval to execute a $500 million credit facility which is expected to be finalized in the first quarter of fiscal 2007. This credit facility will provide backup liquidity for general corporate purposes for a period of up to 5 years.

Structured Stock Repurchase Agreements

In December 2006, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with pre-payments of $300.0 million. The $300.0 million will be classified as treasury stock on our balance sheet. See Note 12 for further information regarding our structured stock repurchase agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2007.

ADOBE SYSTEMS INCORPORATED
By:	/s/ BRUCE R. CHIZEN
Bruce R. Chizen, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of February, 2007.

Signature	Title
/s/ JOHN E. WARNOCK
John E. Warnock	Chairman of the Board of Directors
/s/ CHARLES M. GESCHKE
Charles M. Geschke	Chairman of the Board of Directors
/s/ BRUCE R. CHIZEN
Bruce R. Chizen	Director, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)
/s/ EDWARD W. BARNHOLT
Edward W. Barnholt	Director
/s/ ROBERT K. BURGESS
Robert K. Burgess	Director
/s/ MICHAEL R. CANNON
Michael R. Cannon	Director
/s/ JAMES E. DALEY
James E. Daley	Director
/s/ CAROL MILLS
Carol Mills	Director
/s/ COLLEEN M. POULIOT
Colleen M. Pouliot	Director

Signature	Title
/s/ ROBERT SEDGEWICK
Robert Sedgewick	Director
/s/ DELBERT W. YOCAM
Delbert W. Yocam	Director
/s/ RICHARD T. ROWLEY
Richard T. Rowley	Vice President and Principal Accounting Officer

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:

Adobe
Acrobat
Acrobat Capture
Acrobat Connect
Acrobat Messenger
Action Script
Adobe Audition
Adobe Encore
Adobe LiveCycle
Adobe Premiere
Adobe Type Manager
After Effects
Authorware
Breeze
Captivate
ColdFusion
Contribute
Creative Suite
Director
Distiller
Dreamweaver
DV Rack
Encore
Fireworks
Flash
FlashCast
Flash Lite
FlashPaper
Flex
Flex Builder
Font Folio
FrameMaker
FreeHand
GoLive
Illustrator
InCopy
InDesign
JRun
Lightroom
LiveCycle
Macromedia
Ovation
PageMaker
Photoshop
PostScript
Reader
RoboHelp
Shockwave
Soundbooth
Ultra
Version Cue
Visual Communicator
Vlog It!

All other trademarks are the property of their respective owners.

EXHIBITS

As required under Item 15, Exhibits and Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits includped in this section are as follows:

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Bylaws	8-K	9/23/05	3.1
3.2	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
3.2.1	Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware	10-Q	4/11/03	3.6.1
3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/8/03	3.3
4.1	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-A/2G/A	5/23/03	7
10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6
10.2	Amended 1994 Performance and Restricted Stock Plan*				X
10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-Q	10/7/04	10.7
10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40
10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.6	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6
10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8
10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37
10.10	2003 Equity Incentive Plan, as amended*	DEF 14A	3/14/05	Appendix A

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.11	Forms of Stock Option and Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11
10.12	Form of Indemnity Agreement*	10-Q	5/30/97	10.25.1
10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14
10.15	Lease agreement between Adobe Systems and Selco Service Corporation	10-K	2/21/02	10.77
10.16	Participation agreement among Adobe Systems, Selco Service Corporation, et al.	10-K	2/21/02	10.78
10.17	Amendment No.1 to Lease Agreement between Adobe and Selco Services Corporation	10-K	2/26/03	10.81
10.18	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999	10-K	3/30/00	10.23
10.19	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000	10-Q	8/14/00	10.3
10.20	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*				X
10.21	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*				X
10.22	Adobe Systems Incorporated 2004 Annual Executive Incentive Plan*	8-K	1/13/05	10.1
10.23	Adobe Systems Incorporated 2005 Annual Executive Incentive Plan*	8-K	1/13/05	10.2
10.24	Description of 2005 Director Compensation*	10-K	2/2/05	10.21
10.25	Description of 2006 Director Compensation*	8-K	9/23/05	10.1
10.26	Adobe Systems Incorporated 2006 Management Team Annual Incentive Plan *	8-K	1/13/06	10.1
10.27	2005 Equity Incentive Assumption Plan*	8-K	12/07/05	10.2

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.28	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/07/05	10.3
10.29	Allaire Corporation 1997 Stock Incentive Plan*	S-8	03/27/01	4.06
10.30	Allaire Corporation 1998 Stock Incentive Plan*	S-8	03/27/01	4.07
10.31	Allaire Corporation 2000 Stock Incentive Plan*	S-8	03/27/01	4.08
10.32	Andromedia, Inc. 1996 Stock Option Plan*	S-8	12/07/99	4.07
10.33	Andromedia, Inc. 1997 Stock Option Plan*	S-8	12/07/99	4.08
10.34	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09
10.35	ESI Software, Inc. 1996 Equity Incentive Plan*	S-8	10/18/99	4.08
10.36	eHelp Corporation 1999 Equity Incentive Plan*	S-8	12/29/03	4.08
10.37	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07
10.38	Bright Tiger Technologies, Inc. 1996 Stock Option Plan*	S-8	03/27/01	4.11
10.39	Live Software, Inc. 1999 Stock Option/Stock Issuance Plan*	S-8	03/27/01	4.10
10.40	Macromedia, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.07
10.41	Macromedia, Inc. 1993 Directors Stock Option Plan*	10-Q	08/03/01	10.02
10.42	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	08/03/01	10.01
10.43	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	08/10/05	4.08
10.44	Form of Macromedia, Inc. Stock Option Agreement*	S-8	08/10/05	4.09
10.45	Middlesoft, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.09
10.46	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10
10.47	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.48	Restricted Stock Purchase Agreement between Macromedia, Inc. and Stephen Elop, dated January 24, 2005*	10-Q	2/8/05	10.02
10.49	Restricted Stock Purchase Agreement between Macromedia, Inc. and Robert Burgess, dated January 24, 2005*	10-Q	2/8/05	10.03
10.50	Amended and Restated Employment Agreement by and between Robert K. Burgess, dated January 21, 2005*	8-K	1/21/05	10.01
10.51	Amendment to Employment Agreement by and between Adobe Systems Incorporated, Adobe Macromedia Software LLC and Robert K. Burgess, dated December 7, 2005*	8-K	12/12/05	10.2
10.52	Amended and Restated Employment Agreement between Adobe Systems Incorporated and Stephen Elop, dated May 23, 2005*	S-4	6/28/05	10.1
10.54	Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.1
10.55	Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.2
10.56	Form of Maximum Award Grant Notice used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.3
10.57	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.4
10.57	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.4

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.58	Form of Maximum Award Grant Notice used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.5
10.59	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.6
10.60	Adobe Systems Incorporated Executive Cash Bonus Plan	DEF 14A	2/24/06	Appendix B
10.61	Employment Transition Agreement between Adobe Systems Incorporated and Murray J. Demo, dated March 21, 2006*	8-K	3/22/06	10.1
10.62	Employment offer letter between Adobe Systems Incorporated and Randy Furr, dated May 16, 2006*	8-K	5/22/06	10.1
10.63	Adobe Systems Incorporated Deferred Compensation Plan*	8-K	9/26/06	10.1
10.64	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	8-K	11/16/06	10.2
10.65	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1
10.66	Confidential Resignation Agreement and General Release of Claims between Adobe Systems Incorporated and Peg Wynn, dated January 22, 2007*				X
21	Subsidiaries of the Registrant				X
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
100.INS	XBRL Instance††				X
100.SCH	XBRL Taxonomy Extension Schema††				X
100.CAL	XBRL Taxonomy Extension††				X
100.LAB	XBRL Taxonomy Extension Labels††				X
100.PRE	XBRL Taxonomy Extension††				X

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