Form 10-K/A
period 2006-12-01
ADOBE SYSTEMS INC
filed 2007-02-06
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 1, 2006, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K/A, the Proxy Statement is not deemed to be filed as part hereof.

Explanatory Note

Adobe Systems Incorporated is filing this Amendment No.1 to Form 10-K to amend and restate its original Form 10-K that was filed on February 5, 2007 in order to replace the original Form 10-K, which was an incorrect version of the Form 10-K that was filed due to an error by a third-party Edgar filing service provider.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K/A contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section under “Risk Factors.” You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed in 2007. When used in this report, the words “expects,” “could,” “would”, “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations Web site at www.adobe.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on our Web site is not incorporated into this Annual Report on Form 10-K/A.

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

In addition to historical information, this Annual Report on Form 10-K/A contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Business - Risk Factors.” You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed in 2007. When used in this report, the words “expects,” “could,” “would”, “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

ACQUISITION OF MACROMEDIA

On December 3, 2005, we completed the acquisition of Macromedia for approximately $3.5 billion. We expect our revenues, cost of revenues and operating expenses to increase in the future, but we also anticipate cost saving synergies. We incurred restructuring charges of $19.7 million during fiscal 2006. Coinciding with the integration of Macromedia and the start of our 2006 fiscal year, we changed the reporting of our segments to be aligned with our market opportunities and how we manage our various businesses. The discussions in this section of the Annual Report on Form 10-K/A, as well as the financial statements contained herein, reflect the impact of the acquisition. See Note 2 for further information regarding this acquisition.

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

See also Note 1 in our Notes to Consolidated Financial Statements.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Our financial statements required by this item are submitted as a separate section of this Form 10-K/A. See Item 15 (a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

(a)          Disclosure Controls and Procedures

Based on his evaluation as of December 1, 2006, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K/A was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K/A.

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

/s/ KPMG LLP
Mountain View, California
February 5, 2007

ITEM 9B.       OTHER INFORMATION

Attached as Exhibit 100 to this Annual Report on Form 10-K/A are the following materials, formatted in Extensible Business Reporting Language (“XBRL”): (i) the information contained in Item 7 of Part II, (ii) the Consolidated Balance Sheets at December 1, 2006 and December 2, 2005, (iii) the Consolidated Statements of Income for the years ended December 1, 2006, December 2, 2005,  and December 3, 2004 and (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 1, 2006, December 2, 2005, and December 3, 2004 and (v) the Consolidated Statements of Cash Flows for the years ended December 1, 2006, December 2, 2005, and December 3, 2004. The financial information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Registrant. The purpose of submitting these XBRL documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

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

We received a letter dated January 31, 2007 from the Staff of the Division of Corporate Finance of the Securities and Exchange Commission with respect to our Quarterly Report on Form 10-Q filed for the quarterly period ended September 1, 2006. The Staff noted our disclosure related to stock-based compensation errors found as a result of our review of employee option grant practices and the application of Staff Accounting Bulletin (SAB) No. 108 thereto. The Staff requested a response regarding the required materiality analysis under SAB 108 with respect to these errors, including both qualitative and quantitative factors. We will be responding to the Staff's comments, but as disclosed in Note 1 of our Notes to Consolidated Financial Statements, we concluded that the impact of the stock-based compensation errors was immaterial for all fiscal periods ending prior to the fiscal year ended December 1, 2006 but was material on a cumulative basis to our fiscal 2006 financial statements, and therefore we recorded an adjustment to our opening retained earnings balance in the amount of $26.6 million as provided under the provisions of SAB 108.

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

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K/A:

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

†                    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K/A, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Adobe Systems Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K/A, irrespective of any general incorporation language contained in such filing.

††    Furnished  not filed as stated in Part II, Item 9B.