Form 10-Q
period 2007-03-02
ADOBE SYSTEMS INC
filed 2007-04-09
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2007

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

The number of shares outstanding of the registrant’s common stock as of March 30, 2007 was 588,006,207.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 2,	December 1,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$526,030	$772,500
Short-term investments	1,756,370	1,508,379
Trade receivables, net of allowances for doubtful accounts of $6,733 and $6,798, respectively	304,748	356,815
Other receivables	63,511	51,851
Deferred income taxes	164,264	155,613
Prepaid expenses and other assets	42,077	39,311
Total current assets	2,857,000	2,884,469
Property and equipment, net	258,899	227,197
Goodwill	2,134,058	2,149,494
Purchased and other intangibles, net	464,338	506,405
Investment in lease receivable	126,800	126,800
Other assets	63,089	68,183
	$5,904,184	$5,962,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$46,867	$55,031
Accrued expenses	270,515	303,550
Accrued restructuring	8,066	10,088
Income taxes payable	190,384	178,368
Deferred revenue	139,692	130,310
Total current liabilities	655,524	677,347
Long-term liabilities:
Deferred revenue	30,847	32,644
Deferred income taxes	78,368	70,715
Accrued restructuring	19,120	21,984
Other liabilities	12,250	7,982
Total liabilities	796,109	810,672
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized	—	—
Common stock, $0.0001 par value	61	61
Additional paid-in-capital	2,429,252	2,451,610
Retained earnings	3,461,636	3,317,785
Accumulated other comprehensive income	7,103	6,344
Treasury stock, at cost (13,916 and 13,608 shares, respectively), net of re-issuances	(789,977)	(623,924)
Total stockholders’ equity	5,108,075	5,151,876
	$5,904,184	$5,962,548

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 2, 2007	March 3, 2006
Revenue:
Products	$620,298	$636,826
Services and support	29,109	18,652
Total revenue	649,407	655,478
Cost of revenue:
Products	53,815	62,849
Services and support	18,448	14,897
Total cost of revenue	72,263	77,746
Gross profit	577,144	577,732
Operating expenses:
Research and development	137,129	137,543
Sales and marketing	214,678	213,816
General and administrative	61,275	60,297
Restructuring and other charges	—	18,984
Amortization of purchased intangibles	17,725	17,112
Total operating expenses	430,807	447,752
Operating income	146,337	129,980
Non-operating income:
Investment gain (loss)	5,601	(1,265)
Interest and other income, net	22,464	15,542
Total non-operating income	28,065	14,277
Income before income taxes	174,402	144,257
Provision for income taxes	30,551	39,185
Net income	$143,851	$105,072
Basic net income per share	$0.24	$0.18
Shares used in computing basic net income per share	587,969	598,451
Diluted net income per share	$0.24	$0.17

Shares used in computing diluted net income per share	604,249	621,839

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 2, 2007	March 3, 2006
Cash flows from operating activities:
Net income	$143,851	$105,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	68,488	78,350
Stock-based compensation	31,906	46,482
Deferred income taxes	904	39,967
Recovery of losses on receivables	(163)	(247)
Tax benefit from employee stock option plans	15,935	23,420
Excess tax benefits from stock-based compensation	(1,556)	(18,823)
Retirements of property and equipment	163	—
Net (gains) losses on sales and impairments of investments	(5,835)	1,310
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	53,484	(40,327)
Prepaid expense and other current assets	(2,658)	14,395
Trade and other payables	(8,455)	8,196
Accrued expenses	(29,104)	(44,512)
Accrued restructuring	(5,097)	(16,920)
Income taxes payable	1,070	(31,257)
Deferred revenue	7,585	12,263
Net cash provided by operating activities	270,518	177,369
Cash flows from investing activities:
Purchases of short-term investments	(586,305)	(665,942)
Maturities of short-term investments	129,765	113,880
Sales of short-term investments	207,000	357,950
Purchases of property and equipment	(48,300)	(11,634)
Purchases of long-term investments and other assets	(8,915)	(5,222)
Cash (paid for) received from acquisitions, net	(3,094)	497,979
Net cash (used for) provided by investing activities	(309,849)	287,011
Cash flows from financing activities:
Purchases of treasury stock	(301,468)	(504,482)
Proceeds from issuance of treasury stock	94,033	234,378
Excess tax benefits from stock-based compensation	1,556	18,823
Proceeds from issuance of common stock	—	306
Net cash used for financing activities	(205,879)	(250,975)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,260)	963
Net (decrease) increase in cash and cash equivalents	(246,470)	214,368
Cash and cash equivalents at beginning of period	772,500	420,818
Cash and cash equivalents at end of period	$526,030	$635,186
Supplemental disclosures:
Common and treasury stock issued and stock options assumed for acquisition of Macromedia	$—	$3,436,725
Sale of long-term investment in exchange for short-term receivable	$12,914	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Adobe’s Annual Report on Form 10-K/A for the fiscal year ended December 1, 2006 on file with the Commission.

There have been no significant changes in our significant accounting policies during the three months ended March 2, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K/A for the fiscal year ended December 1, 2006.

Reclassification

Certain amounts in the first quarter of fiscal year ended December 1, 2006 (fiscal year 2006) as reported in the Consolidated Statements of Cash Flows have been revised. Specifically, in the first quarter of fiscal 2006, there were revisions and reclassifications totaling ($0.4) million to operating activities, $5.0 million to investing activities and ($4.5) million to financing activities. These revisions and reclassifications related to the following:

•       Prepaid expenses related to the Macromedia acquisition have been reclassified from Net Cash Provided by Operating Activities to Net Cash Provided by Investing Activities.

•       The amortization of premium on available for sale securities have been reclassified from Net Cash Provided by Investing Activities to Net Cash Provided by Operating Activities.

•       Excess tax benefits from stock-based compensation have been reclassified from Net Cash Provided by Operating Activities to Net Cash Used for Financing Activities.

Recent Accounting Pronouncements

With the exception of the financial accounting standards board statement defined below, there have been no significant changes in recent accounting pronouncements during the three months ended March 2, 2007 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K/A for the fiscal year ended December 1, 2006.

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

NOTE 2. ACQUISITIONS

On December 3, 2005, we completed the acquisition of Macromedia, a provider of software technologies that enables the development of a wide range of internet and mobile application solutions. The acquisition of Macromedia accelerated our strategy of delivering an industry-defining technology platform that provided more powerful solutions for engaging people with digital information.

The total purchase price was allocated to Macromedia’s net tangible and identifiable intangible assets based upon their estimated fair values as of December 3, 2005. The total purchase price for Macromedia was approximately $3.5 billion, which consisted of 109.0 million shares of Adobe common stock valued at $3.2 billion issued in exchange for 100% of Macromedia outstanding common stock, $227.6 million for the fair value of Macromedia options assumed, $29.1 million for transaction costs, and $72.7 million for restructuring costs. In allocating the purchase price based on fair values, we recorded $713.2 million in net tangible assets, $680.5 million in identifiable intangible assets, $146.2 million in stock-based compensation, and $2.0 billion in goodwill.

During the first quarter of fiscal 2007 we completed an acquisition for cash consideration of $3.9 million. This acquisition was not material to our consolidated balance sheet and results of operations.

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Below is our goodwill reported by segment as of December 1, 2006 and March 2, 2007:

	2006	Acquisitions	Other	2007
Creative Solutions	$782,717	$3,897	$(6,042)	$780,572
Knowledge Worker Solutions	429,036	—	(5,713)	423,323
Enterprise and Developer Solutions	382,911	—	(2,902)	380,009
Mobile and Device Solutions	321,323	—	(3,200)	318,123
Other*	233,507	—	(1,476)	232,031
Total	$2,149,494	$3,897	$(19,333)	$2,134,058

*                    All goodwill in our Other segments relates to the Platform segment.

Shown above in the column labeled Other are primarily immaterial revisions to the valuation of Macromedia assumed options which reduced goodwill and additional paid-in capital at March 2, 2007.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES (Continued)

Amortization expense related to purchased and other intangible assets was $48.7 million for the first quarter of fiscal 2007 as compared to $57.0 million in the first quarter of fiscal 2006. Of these amounts, $27.9 million and $34.0 million are included in cost of sales for the three months ended March 2, 2007 and March 3, 2006 respectively. Purchased and other intangible assets, subject to amortization, were as follows as of March 2, 2007:

	Cost	Accumulated Amortization	Net
Purchased technology	$399,168	$(176,072)	$223,096
Localization	$12,400	$(2,576)	$9,824
Trademarks	130,925	(33,216)	97,709
Other intangibles	188,272	(54,563)	133,709
Total other intangible assets	$331,597	$(90,355)	$241,242
Total purchased and other intangible assets	$730,765	$(266,427)	$464,338

Purchased and other intangible assets, subject to amortization, were as follows as of December 1, 2006:

	Cost	Accumulated Amortization	Net
Purchased technology	$397,098	$(147,376)	$249,722
Localization	$9,060	$(2,261)	$6,799
Trademarks	130,925	(26,857)	104,068
Other intangibles	189,001	(43,185)	145,816
Total other intangible assets	$328,986	$(72,303)	$256,683
Total purchased and other intangible assets	$726,084	$(219,679)	$506,405

As of March 2, 2007, we expect amortization expense in future periods to be as shown below:

Fiscal year	Purchased Technology	Other Intangible Assets
Remainder of 2007	$85,850	$58,730
2008	81,896	67,713
2009	50,595	57,437
2010	773	46,842
2011	660	10,481
Thereafter	3,322	39
Total expected amortization expense	$223,096	$241,242

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 4. OTHER ASSETS

Other assets consisted of the following as of March 2, 2007 and December 1, 2006:

	2007	2006
Investments	$40,515	$46,273
Security deposits and other	12,621	13,304
Prepaid land lease	3,253	3,263
Prepaid rent	4,300	2,943
Unbilled receivables	2,400	2,400
Total other assets	$63,089	$68,183

Included in investments are our limited partnership interests in Adobe Ventures which are consolidated in accordance with FASB Interpretation No. 46R, a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The partnerships are controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. Investments also include our direct investments which are accounted for under the cost method.

NOTE 5. TRADE AND OTHER PAYABLES AND ACCRUED EXPENSES

Trade and other payables consisted of the following as of March 2, 2007 and December 1, 2006:

	2007	2006
Trade payables	$31,981	$37,915
Sales and use tax and other payables	14,886	17,116
Total trade and other payables	$46,867	$55,031

Accrued expenses consisted of the following as of March 2, 2007 and December 1, 2006:

	2007	2006
Accrued compensation and benefits	$122,980	$148,000
Sales and marketing allowances	18,169	20,361
Other	129,366	135,189
Total accrued expenses	$270,515	$303,550

NOTE 6. STOCK-BASED COMPENSATION

Stock Options

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from the 1) 2003 Equity Incentive Plan (“2003 Plan”), under which options could be granted to all employees, including executive officers, and outside consultants and 2) the 1996 Outside Directors Stock Option Plan, as amended, under which options are granted automatically under a pre-determined formula to non-employee directors. In addition, our stock option program

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6. STOCK-BASED COMPENSATION (Continued)

includes the 2005 Equity Incentive Assumption Plan, from which we currently do not grant options, but may do so. The plans listed above are collectively referred to in the following discussion as “the Plans.” Option vesting periods are generally three to four years for all of the Plans. At the end of the first quarter of fiscal 2007, the number of shares outstanding was 64.5 million.

The total intrinsic value of options exercised during the period was $69.3 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

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

Restricted Stock

We grant restricted stock awards and units to employees under our Amended 1994 Performance and Restricted Stock Plan (“Restricted Stock Plan”). The Restricted Stock Plan provides for the granting of restricted stock and/or performance awards to officers and key employees. Restricted stock issued under the Restricted Stock Plan generally vest annually over four years.

Restricted stock awards are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights. At the end of the first quarter of fiscal 2007, the number of shares granted but unreleased was less than 0.1 million.

Restricted stock units are not considered outstanding at the time of grant, as the holders of these units are not entitled to dividends and voting rights. At the end of the first quarter of fiscal 2007, the number of shares granted, but unreleased was 1.3 million.

Neither restricted stock awards nor restricted stock units are considered outstanding in the computation of basic earnings per share.

Performance Shares

Effective February 2, 2006, the Executive Compensation Committee adopted the 2006 Performance Share Program (the “2006 Program”). The Executive Compensation Committee established the 2006 Program to align the new leadership team to achieve key integration milestones and create stockholder value and to retain key executives. All members of Adobe’s executive management team and other key members of senior management are participating in the 2006 Program which runs through the end of our fiscal 2007. Awards under the 2006 Program were granted in the form of performance shares pursuant to the terms of our 2003 Plan or Restricted Stock Plan. Performance shares will vest 100% at the end of fiscal

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6. STOCK-BASED COMPENSATION (Continued)

2007 if performance goals are met. Participants in the 2006 Program have the ability to receive up to 150% of the shares originally granted. At the end of the first quarter of fiscal 2007, the number of shares granted was 0.3 million and the maximum number of shares eligible to be received is 0.5 million.

Effective January 24, 2007, the Executive Compensation Committee adopted the 2007 Performance Share Program (“2007 Program”). Similar to the 2006 Program, its purpose is to align key management and senior leadership with stockholder’s interest and to retain key executives. The measurement period for the program is our fiscal 2007 year. All members of Adobe’s executive management and other key senior leaders are participating in the 2007 Program. Awards granted under the 2007 Program were granted in the form of performance shares pursuant to the terms of Restricted Stock Plan. Upon achieving pre-determined attainment goals, shares of stock are granted to the recipient, with 25% vesting immediately, and the remaining 75% vesting evenly on the following three annual anniversary dates of the grant, contingent upon the recipient’s continued service to Adobe. Participants in the 2007 Program have the ability to receive up to 200% of the shares originally granted. At the end of the first quarter of fiscal year 2007, the number of shares granted was 0.3 million and the maximum number of shares eligible to be received is 0.7 million.

Stock-Based Compensation

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

We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock by using implied volatility in market traded options in accordance with Staff Accounting Bulletin No. 107, “Share-Based Payment,” (“SAB 107”). Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the option valuation model on zero-coupon yields implied by U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6.  STOCK-BASED COMPENSATION (Continued)

The assumptions used to value option grants for the quarters ended March 2, 2007 and March 3, 2006 are as follows:

	2007	2006
Expected term (in years)	3.54-3.66	4.37-4.58
Volatility	31.58-32.71%	30.26-36%
Risk free interest rate	4.47-4.83%	4.30-4.64%

The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights for the quarters ended March 2, 2007 and March 3, 2006 are as follows:

	2007	2006
Expected term (in years)	0.5 - 2.0	1.25
Volatility	31.46 - 32.75%	30.3 - 31.3%
Risk free interest rate	4.79 - 5.11%	4.32 - 4.41%

As of March 2, 2007, there was $184.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Adobe employees. Additionally, as of March 2, 2007, there was $55.3 million of unamortized stock-based compensation, related to the assumption of Macromedia unvested options, which will be recognized over a weighted average period of 1.15 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 7.  RESTRUCTURING AND OTHER CHARGES (Continued)

Macromedia Merger Restructuring Charges

A summary of restructuring activities follows as of December 1, 2006 and March 2, 2007:

	2006	Cash Payments	Adjustments	2007
Termination benefits	$1,002	$(168)	$(577)	$257
Cost of closing redundant facilities	28,934	(3,269)	(658)	25,007
Cost of contract termination	46	(8)	(38)	—
Other	1,444	(11)	—	1,433
Total	$31,426	$(3,456)	$(1,273)	$26,697

We completed our acquisition of Macromedia on December 3, 2005. Pursuant to Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,”  all restructuring charges related to the Macromedia acquisition are recognized as a part of the purchase price allocation.

Accrued restructuring charges of $26.7 million at March 2, 2007 includes $7.9 million recorded in accrued restructuring, current and $18.8 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets. At December 1, 2006, accrued restructuring charges of $31.4 million includes $9.8 million recorded in accrued restructuring, current and $21.6 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets. We expect to pay these liabilities through fiscal 2011.

Adobe Restructuring Charges

In connection with the worldwide restructuring plan, we recognized costs related to termination benefits for former Adobe employees whose positions were eliminated and for the closure of Adobe facilities. We also recognized costs related to the cancellation of certain contracts held by Adobe. In addition, costs related to the write-off of fixed assets located at facilities that will no longer be used will be recognized in the periods that the respective offices are vacated. We expect to pay these liabilities through fiscal 2010.

A summary of exit costs follows as of December 1, 2006 and March 2, 2007:

	2006	Cash Payments	Adjustments	2007
Termination benefits	$179	$(37)	$(102)	$40
Cost of closing redundant facilities	467	(64)	46	449
Total	$646	$(101)	$(56)	$489

Pursuant to FASB’s Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” all facility related charges related to the pre-merger operations are expensed and accrued for based upon the cease use date. Accrued restructuring charges as of March 2, 2007 includes $0.2 million recorded in accrued restructuring, current and $0.3 million, related

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 7.  RESTRUCTURING AND OTHER CHARGES (Continued)

to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets. As of December 1, 2006, accrued restructuring charges of $0.6 million includes $0.3 million recorded in accrued restructuring, current and $0.3 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets.

NOTE 8.  STOCKHOLDERS’ EQUITY

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

During the first quarter of fiscal 2007 and the first quarter of fiscal 2006, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $300.0 million and $500.0 million, respectively. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our stock. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There are no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval, and the average VWAP of our stock during the interval less the agreed upon discount. During the first quarter of fiscal 2007, we repurchased 4.8 million shares at an average price of $38.22 through structured repurchase agreements which included prepayments from fiscal 2006. During the first quarter of fiscal 2006, we repurchased 9.6 million shares at an average price of $37.12 through structured repurchase agreements which included prepayments remaining from fiscal 2005.

The prepayments are classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by March 2, 2007 are excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of March 2, 2007 will expire on or before September 26, 2007. As of March 2, 2007 and March 3, 2006, approximately $319.3 million and $299.6 million respectively, of up-front payments remained under the agreements.

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

The following table sets forth the components of comprehensive income for the three months ended March 2, 2007 and March 3, 2006:

	2007	2006
Net income	$143,851	$105,072
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	1,893	(142)
Currency translation adjustments	(1,260)	963
Net gain (loss) in derivative instruments	126	(4,941)
Other comprehensive income (loss)	759	(4,120)
Total comprehensive income, net of tax	$144,610	$100,952

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

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 2, 2007 and March 3, 2006:

	2007	2006
Net income	$143,851	$105,072
Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding unvested restricted stock)	587,969	598,451
Dilutive potential common shares:
Unvested restricted stock	14	265
Stock options	16,266	23,123
Shares used to compute diluted net income per share	604,249	621,839
Basic net income per share	$0.24	$0.18
Diluted net income per share	$0.24	$0.17

For the quarters ended March 2, 2007 and March 3, 2006, options to purchase approximately 8.6 million and 7.3 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $39.70 and $38.16, respectively, were not included in the calculation

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 10.  NET INCOME PER SHARE (Continued)

because the effect would have been antidilutive. In addition, excluded from the computation of diluted earnings per share are performance shares.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the “Almaden Tower” and the “East and West Towers.”

In December 2003, upon completion of construction, we began a five year lease agreement for the Almaden Tower. Under the agreement, we have the option to purchase the building at any time during the lease term for approximately $103.0 million. The maximum recourse amount (“residual value guarantee”) under this obligation is $90.8 million. This lease has been subsequently amended and extended effective March 26, 2007. See Note 14 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

In August 2004, we extended the lease agreement for our East and West Towers for an additional five years with an option to extend for an additional five years solely at Adobe’s election. As part of the lease extension, we purchased a portion of the lease receivable from the lessor for $126.8 million, which is recorded as an investment in lease receivable on our consolidated balance sheet. This purchase may be credited against the residual value guarantee if we purchase the properties or will be repaid from the sale proceeds if the properties are sold to third parties. Under the agreement for the East and West Towers, we have the option to purchase the buildings at any time during the lease term for approximately $143.2 million. The maximum recourse amount (“residual value guarantee”) under this obligation is $126.8 million.

These two leases are both subject to standard covenants including liquidity, leverage and profitability ratios that are reported to the lessors quarterly. As of March 2, 2007, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term (for the East and West Towers lease only), purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the maximum recourse amount.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 11.  COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized a $5.2 million liability related to the East and West Tower lease that was extended in August 2004. This liability is recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the lease. As of March 2, 2007, the unamortized portion of the fair value of the residual value guarantee remaining in other long-term liabilities and prepaid rent was $2.5 million.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 11.  COMMITMENTS AND CONTINGENCIES (Continued)

Legal Proceedings

On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc. and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled “Client-Server System Using Embedded Hypertext Tags for Application and Database Development.” The Plaintiff’s complaint asserts that “defendants have infringed, and continue to infringe, one or more claims of the ‘712 patent by making, using, selling and/or offering for sale, inter alia, products supporting Microsoft Active Server Pages technology.” Plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for “willful infringement,” and fees and costs. We believe the action has no merit and are vigorously defending against it. As of March 2, 2007, we do not believe that a loss is probable or estimable.

On October 13, 2006, a purported shareholder derivative action entitled Steven Staehr v. Bruce R. Chizen, et al was filed in the Superior Court of California for the County of Santa Clara against certain of the Company’s current and former officers and directors, and against Adobe as a nominal defendant. The complaint asserts that stock option grants to executives were priced retroactively by Adobe and were improperly accounted for, and alleges various causes of action based on that assertion. The complaint seeks payment by the defendants to Adobe of damages allegedly suffered by it and disgorgement of profits, as well as injunctive relief. As of March 2, 2007, we do not believe that a loss is probable or estimable.

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

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 12.  CREDIT FACILITY

On February 16, 2007, we entered into a five year, $500.0 million senior syndicated unsecured revolving credit facility providing for loans to us and certain of our foreign subsidiaries. The facility will be used to provide funding for general corporate purposes. Adobe can request two one-year extensions effective on the first and/or second anniversaries of the closing date of the original agreement, subject to a majority consent of the original bank syndicate or any new lenders that may be added. In addition, the amount of the facility may be increased by up to an additional $500.0 million. The existing lenders may elect to increase their commitments or new lenders may be added to the syndicate up to the maximum additional increase of $500.0 million. The facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. The facility terminates on February 16, 2012 if no extensions have been requested. Borrowings under the facility bear interest based on a pricing grid tied to the financial covenant. Commitment fees are payable on the facility at rates between 0.05% and 0.15% per year based on the same pricing grid. As of March 2, 2007 we had no outstanding borrowings under this credit facility and were in compliance with all the covenants.

NOTE 13.  INDUSTRY SEGMENTS

We have the following segments: Creative Solutions, Knowledge Worker Solutions, Enterprise and Developer Solutions, Mobile and Device Solutions, and Other, which includes the Print and Classic Publishing and Platform segments. Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers. This segment combines the products of our Creative Professional and Digital Imaging and Video business segments. The Knowledge Worker Solutions segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains revenue generated by Adobe Acrobat Connect and our Acrobat family of products. Our Enterprise segment provides server-based enterprise interaction solutions that automate people-centric processes. The segment contains revenue generated by our LiveCycle, ColdFusion and Flex lines of products. The Mobile and Device Solutions segment provides solutions that create compelling experiences through rich content, user interfaces, and data services on mobile and non-PC devices such as cellular phones, consumer devices and internet connected hand-held devices. Finally, Other contains several of our products and services which address market opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and OEM printing businesses, to new strategic opportunities such as OEM revenue generated from our desktop technology platform—which includes Adobe Reader and Adobe Flash Player applications.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 13.  INDUSTRY SEGMENTS (Continued)

With the exception of goodwill, we do not identify or allocate our assets by operating segments. See Note 3 for the allocation of goodwill to our reportable segments.

	Creative Solutions	Knowledge Worker Solutions	Enterprise and Developer Solutions	Mobile and Device Solutions	Other*	Total
Quarter ended March 2, 2007
Revenue.	$346,391	$174,828	$50,915	$13,733	$63,540	$649,407
Cost of revenue.	30,100	10,674	16,765	6,880	7,844	72,263
Gross profit.	$316,291	$164,154	$34,150	$6,853	$55,696	$577,144
Gross profit as a percentage of revenues	91%	94%	67%	50%	88%	89%
Quarter ended March 3, 2006
Revenue.	$382,124	$166,267	$45,040	$8,575	$53,472	$655,478
Cost of revenue.	37,345	9,815	15,766	4,792	10,028	77,746
Gross profit.	$344,779	$156,452	$29,274	$3,783	$43,444	$577,732
Gross profit as a percentage of revenues	90%	94%	65%	44%	81%	88%

*                    Other segments revenue includes platform revenue of $7.5 million and $6.6 million for the first quarter of fiscal 2007 and 2006 respectively. Costs of revenue related to our platform segment are insignificant for each period. Gross margins for our platform segment are $7.4 million and $6.6 million for the first quarter of fiscal 2007 and 2006, respectively, or 99% and 100% of revenues, respectively. In addition, also included in Other segments is revenue related to our print and publishing businesses.

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the quarters ended March 2, 2007 and March 3, 2006 is as follows:

	2007	2006
Total gross profit from operating segments above	$577,144	$577,732
Total operating expenses *	430,807	447,752
Total operating income	146,337	129,980
Non-operating income	28,065	14,277
Income before income taxes	$174,402	$144,257

*                    Total operating expenses comprise research and development, sales and marketing, general and administrative, restructuring and other charges, and amortization of purchased intangibles.

NOTE 14.  SUBSEQUENT EVENT

Renewal of Almaden Tower Lease

On March 26, 2007, the Almaden Tower lease was amended and extended to March 26, 2012, with a renewal option for an additional five years solely at Adobe’s election. This lease will continue to qualify for

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 14.  SUBSEQUENT EVENT (Continued)

operating lease treatment under Statement of Financial Accounting Standards No. 13, “Accounting for Leases”, and as such, the buildings and the related obligations will not be included on our consolidated balance sheet. However, as part of the lease extension, we purchased a portion of the lease receivable of the lessor for $80.4 million, which will be recorded as an investment in lease receivable on our consolidated balance sheet for the quarter ended June 1, 2007, similar in structure to the lease for the East and West Towers. This purchase may be credited against the residual value guarantee if we purchase the properties or will be repaid from the sale proceeds if the properties are sold to third parties. Under the agreement, we have the option to purchase the buildings at any time during the lease term for approximately $103.6 million. The maximum recourse amount (“residual value guarantee”) under this obligation is $89.4 million.

In addition, under FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, we will record $3.0 million in other long-term liabilities, equal to the fair value of the residual value guarantee, with the offsetting entry recorded to prepaid rent in other assets. This balance will be amortized to the income statement over the life of the lease.

Structured Stock Repurchase Agreements

In April 2007, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with pre-payments of $300.0 million. The $300.0 million will be classified as treasury stock on our balance sheet. See Note 8 of our Notes to Condensed Consolidated Financial Statements for further information regarding our structured stock repurchase agreements.

New Stock Repurchase Program

In April 2007, we announced that our Board of Directors authorized a new stock repurchase program. Under the new program, we are authorized to repurchase in aggregate up to 20 million shares of our common stock and is not subject to expiration. This program is in addition to our existing stock repurchase program to offset dilution from employee stock programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion (presented in millions, except share and per share amounts, and is unaudited) should be read in conjunction with the condensed consolidated financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K/A for fiscal 2006  and the other Quarterly Reports on Form 10-Q to be filed by us in fiscal 2007. When used in this report, the words “expects,” “could,” “would”, “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

BUSINESS OVERVIEW

Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of creative, business and mobile software and services used by high-end consumers, creative professionals, designers, knowledge workers, OEM partners, developers and enterprises for creating, managing, delivering and engaging with compelling content and experiences across multiple operating systems, devices and media. We distribute our products through a network of distributors and dealers, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”) and OEMs; direct to end users; and through our own Web site at www.adobe.com. We also license our technology to major hardware manufacturers, software developers and service providers and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia. Our software runs on Microsoft Windows, Apple OS, Linux, UNIX and various non-personal computer platforms, depending on the product.

We maintain executive offices and principal facilities at 345 Park Avenue, San Jose, California 95110-2704. Our telephone number is 408-536-6000. We maintain a Web site at www.adobe.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC Web site at www.sec.gov.

OPERATIONS OVERVIEW

During the first quarter of fiscal 2007, we continued to focus on driving revenue growth and increasing market share of our products through the continued delivery of comprehensive software solutions that meet the evolving needs of our customers.

In our Creative Solutions business, revenue declined sequentially from our fourth quarter as we expected. We attributed this decline due to lower demand as some of our customers wait for a new major product launch to occur in our second quarter of fiscal 2007, which we previously announced publicly. To spur continued demand, we released an updated version of our Creative Suite 2 Premium product, which contained the new Acrobat 8 Professional software.

In our Knowledge Worker Solutions business, following the launch of Acrobat 8 in our fourth quarter of fiscal 2006, we achieved the second highest quarterly revenue ever for our Acrobat family of products in our first quarter of fiscal 2007. Helping drive this success was ongoing adoption by users in enterprises, governments, and vertical markets such as architecture, engineering and construction. Acrobat revenue was somewhat negatively impacted in the quarter due to the issues with our new license management technology in the product, which were resolved later in the quarter.

Our Enterprise and Developer Solutions business achieved 13% year-over-year growth as we continued to focus on delivering innovative products and solutions for our customers. Our Mobile and Device business achieved strong year-over-year and quarter-over-quarter growth due to the ongoing success we have had targeting mobile operators, handset manufacturers, and consumer electronic device manufactures with our Flash Lite and FlashCast technologies. Other segment revenue increased primarily due to higher revenue from the monetization of our free download client software.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, stock-based compensation, goodwill and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our significant accounting policies. Historically, our assumptions, judgments and estimates relative to our significant accounting policies have not differed materially from actual results.

There have been no significant changes in our critical accounting estimates during the three months ended March 2, 2007 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 1, 2006.

RESULTS OF OPERATIONS

Revenue

	First Quarter		Percent
	2007	2006	Change
Product	$620.3	$636.8	(3)%
Percentage of total revenues	96%	97%
Services and support	29.1	18.7	56%
Percentage of total revenues	4%	3%
Total revenues	$649.4	$655.5

As described in Note 13 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Creative Solutions, Knowledge Worker Solutions, Enterprise and Developer Solutions, Mobile and Device Solutions, and Other, which includes the Print and Classic Publishing and Platform segments.

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

Segment Information

	First Quarter		Percent
	2007	2006	Change
Creative Solutions	$346.4	$382.1	(9)%
Percentage of total revenues	53%	58%
Knowledge Worker Solutions	174.8	166.3	5%
Percentage of total revenues	27%	25%
Enterprise and Developer Solutions	50.9	45.0	13%
Percentage of total revenues	8%	7%
Mobile and Device Solutions	13.7	8.6	59%
Percentage of total revenues	2%	1%
Other*	63.6	53.5	19%
Percentage of total revenues	10%	8%
Total revenues	$649.4	$655.5

*                    Other segments revenue includes Platform revenue of $7.5 million and $6.6 million for the first quarter of fiscal 2007 and 2006 respectively, or 1% and 1% of revenues, respectively. Also included in Other segments is revenue related to our Print and Publishing businesses.

Revenue from our Creative Solutions segment decreased during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 primarily due to weaker sales from our Adobe Creative Suites product in anticipation of our release of CS3. Offsetting this decline was strength with our Flash Media Server and Flash Video Streaming Service solutions which customers use to offer Flash Video on their websites.

Revenue from our Knowledge Worker Solutions segment increased during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 primarily due to the continued success of Acrobat 8.0 which was launched at the end of the fourth quarter of fiscal 2006, followed by launches in additional languages during the first quarter of fiscal 2007. There were no significant decreases in revenues from products in this segment during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006.

Revenue from our Enterprise and Developer Solutions segment increased during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 partially due to an increase in revenues from our Flex products due to increased licensing, services and support.

Revenue from our Mobile and Device Solutions segment increased during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 primarily due to the continued growth of its products, including Flash Lite and FlashCast.

Revenue from our Other segments increased during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 primarily due to stronger revenue related to our PostScript licensing and also due to increased licensing related to our Flash Player and Shockwave during the quarter. In addition, Other segment revenue increased primarily due to higher revenue from the monetization of our free download client software Revenue from PostScript licensing has generally declined over the last few years and we do not expect to sustain the growth achieved during this quarter.

Geographical Information

	First Quarter		Percent
	2007	2006	Change
Americas	$298.3	$313.7	(5)%
Percentage of total revenues	46%	48%
EMEA	215.7	207.0	4%
Percentage of total revenues	33%	32%
Asia	135.4	134.8	* %
Percentage of total revenues	21%	20%
Total revenues	$649.4	$655.5

*                    Percentage is not meaningful.

Revenues in the Americas decreased during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 primarily due to the decline in revenues from our Creative Solutions products but was slightly offset by an increase in revenues from our Other segment products.

Revenues in EMEA increased during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 due to increases of approximately $13.5 million due to the strengthening of the dollar against the euro. This increase was partially offset by a decline in revenues from our Creative Solutions products.

Revenues in Asia increased slightly during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 due to the strength of our Mobile and Device Solutions products and Other products. This increase was partially offset by a decline in revenues from our Creative Solutions products. Revenues in Asia were not materially impacted by changes in the yen.

Inventory Information

At the end of the first quarter of fiscal 2007 our distributor inventory position was within our global inventory policy which allows up to an estimated 4.5 weeks of anticipated product supply at our distributors.

With regard to our product backlog, our experience is that the actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects. For example, prior to the finalization and release of new products, we may have significant levels of orders for new product releases. Our backlog of unfulfilled orders at the end of the first quarter of fiscal 2007, other than those associated with new product releases, those pending credit review and those not shipped due to the application of our global distributor inventory policy, was less than 1% of first quarter fiscal 2007 revenue. The comparable backlog at the end of fiscal 2006 was approximately 2% of fourth quarter fiscal 2006 revenue.

Cost of Revenue

	First Quarter		Percent
	2007	2006	Change
Product	$53.8	$62.8	(14)%
Percentage of total revenues	8%	10%
Services and support	18.5	14.9	24%
Percentage of total revenues	3%	2%
Total cost of revenue	$72.3	$77.7

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies and the costs associated with the manufacturing of our products.

Cost of product revenue fluctuated due to the following:

% Change 2006 to 2007
Decreased amortization of purchased technology	(11)%
Decreased localization costs related to our product launches	(4)
Decreased material costs due to product mix	(2)
Increased excess and obsolete inventory	1
Various individually insignificant items	2
Total change	(14)%

Cost of services and support revenue is composed primarily of employee-related costs and related costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased in the first quarter of fiscal 2007 as compared to the same period in the prior fiscal year primarily due to increases in services and support activities.

Operating Expenses

	First Quarter		Percent
	2007	2006	Change
Research and development	$137.1	$137.5	*%
Percentage of total revenues	21%	21%

*                    Percentage is less than 1%.

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses fluctuated due to the following:

% Change 2006 to 2007
Increased compensation and related benefits associated with headcount growth, higher incentive compensation and stock-based compensation costs	8%
Decreased property tax costs	(4)
Decreased facility costs	(1)
Various individually insignificant items	(3)
Total change	*%

*                    Percentage is less than 1%.

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

	First Quarter		Percent
	2007	2006	Change
Sales and marketing	$214.7	$213.8	*%
Percentage of total revenues	33%	33%

*                    Percentage is less than 1%.

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

Sales and marketing expenses fluctuated due to the following:

% Change 2006 to 2007
Increased compensation and related benefits associated with headcount growth, higher incentive compensation and stock-based compensation costs	3%
Increased professional fees	2
Increased facility costs	1
Decreased marketing spending related to product launches and overall marketing efforts	(4)
Various individually insignificant items	(2)
Total change	*%

*                    Percentage is less than 1%.

	First Quarter		Percent
	2007	2006	Change
General and administrative	$61.3	$60.3	2%
Percentage of total revenues	9%	9%

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

General and administrative expenses fluctuated due to the following:

% Change 2006 to 2007
Decreased compensation and related benefits	(1)%
Increased facility costs	1
Decreased contractor fees	(1)
Increased depreciation and amortization	2
Increased legal fees	2
Various individually insignificant items	(1)
Total change	2%

Restructuring and Other Charges

	First Quarter		Percent
	2007	2006	Change
Restructuring and other charges	$—	$19.0	*%
Percentage of total revenues	*%	3%

*                    Percentage is not meaningful.

In the first quarter of fiscal 2006, pursuant to Board of Directors’ approval, we implemented a restructuring plan to eliminate 313 positions, held by Adobe employees worldwide and which impacted all functional areas. The reduction in force was completed in fiscal 2006. The restructuring plan, also includes costs related to the world-wide consolidation of facilities, the cancellation of certain contracts and the write-off of fixed assets located at facilities that will be vacated.

Amortization of Purchased Intangibles

	First Quarter		Percent
	2007	2006	Change
Amortization of purchased intangibles	$17.7	$17.1	4%
Percentage of total revenues	3%	3%

As a result of acquiring Macromedia, we acquired purchased intangibles that which will be amortized over their estimated useful lives of two to four years. In addition, during the first quarter of fiscal 2007 we acquired $2.0 million of purchased intangibles which will be amortized over their estimated useful lives.

Non-operating Income

	First Quarter			Percent
	2007	2006		Change
Investment gain (loss)	$5.6	$(1.2)		* %
Percentage of total revenues	1%	*	%
Interest and other income	22.5	15.5		45%
Percentage of total revenues	3%	2%
Total non-operating income.	$28.1	$14.3

*                    Percentage is not meaningful.

Investment Gain/(Loss)

Investment gain/(loss) consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and gains and losses of Adobe Ventures.

Interest and Other Income

The largest component of interest and other income is interest earned on cash, cash equivalents and short-term fixed income investments, but also includes gains and losses on the sale of fixed income investments, foreign exchange transaction gains and losses, and interest expense.

Interest and other income increased during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 primarily due to higher interest income as a result of increased levels of cash and higher rates of return during the first quarter of fiscal 2007.

Provision for Income Taxes

	First Quarter		Percent
	2007	2006	Change
Provision for income taxes	$30.6	$39.2	(22%)
Percentage of total revenues	5%	6%
Effective tax rate	17.5%	27.2%

Overall our effective tax rate decreased approximately 9.7% in the first quarter of fiscal 2007 as compared to the same period last year. The net decrease is primarily due to the reinstatement of the federal research and development tax credit in December 2006. The reinstatement of the credit was retroactive to January 1, 2006. A $12.3 million cumulative tax benefit for the credit relating to fiscal 2006 was reflected in its entirety in the first quarter of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

	March 2, 2007	December 1, 2006	Percent Change
Cash, cash equivalents and short-term investments	$2,282.4	$2,280.9	*	%
Working capital	2,201.5	2,207.1	*	%
Stockholders’ equity	$5,108.1	$5,151.9	1%

*                    Percentage is less than 1%.

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is detailed below.

Net cash provided by operating activities in the first quarter of fiscal 2007 of $270.5 million was primarily comprised net income, net of non-cash related expenses. The primary working capital source of cash was a decrease in trade receivables and an increase in deferred revenue. Trade receivables decreased primarily due to the overall decrease in revenue and a higher receivable balance as of December 1, 2006 due to the launch of Acrobat 8 during the latter part of fiscal 2006. Deferred revenue increased due to the deferral of revenue related to our Lightroom product, an increase in maintenance and support contracts and revenue related to products shipping in the second quarter of fiscal 2007. Working capital uses of cash included decreases in trade and other payables, accrued expenses, and accrued restructuring. Accrued expenses decreased due to compensation related costs and other expenses. Accrued restructuring decreased primarily due to cash payments for facilities and termination benefits. At the end of the first quarter of fiscal 2007, our days sales outstanding in trade receivables (“DSO”) was 43 days as compared to 48 days at the end of the fourth quarter of fiscal 2006. The decrease in DSO was primarily due to strong cash collections during the first quarter of fiscal 2007 and due to the late shipment of Acrobat 8.0 during the fourth quarter of 2006.

Net cash from investing activities decreased from cash provided in 2006 of $287.0 million to cash used in the first quarter of fiscal 2007 of $309.8 million. The decrease in the first quarter of fiscal 2007 is primarily due to the purchases of short term investments and the $32.0 million land purchase in downtown San Jose in the first quarter of fiscal 2007. The cash provided by investing activities in the first quarter of fiscal 2006 was due to the large amount of cash received from acquisitions.

Net cash used for financing activities in the first quarter of fiscal 2007 of $205.9 million decreased from the $251.0 million cash used in the first quarter of fiscal 2006 primarily due to a lower amount of purchases of treasury stock. Cash used for stock repurchases during the first quarter of fiscal 2007 decreased from the prior year due to a lower number of shares being repurchased, and less prepayments related to stock repurchase agreements (see section titled “Stock Repurchase Program—On-Going Dilution).

We expect to continue our investing activities, including short-term and long-term investments and purchases of computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to repurchase stock under our stock repurchase programs and strategically acquire software companies, products or technologies that are complementary to our business. The Board of Directors has approved a facilities expansion for our operations in India, which may include the purchase of land and buildings. In addition, we plan to invest approximately $100 million in venture capital over the next three to five years in companies leveraging our platform technologies.

Our existing cash, cash equivalents and investment balances may decline during fiscal 2007 in the event of a weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors.” We entered into a $500 million credit facility that will provide backup liquidity for general corporate purposes for a period of up to 5 years. Also, we believe that our banking relationships and good credit should afford us the opportunity to raise additional sufficient debt in the bank or public market, if required.

Adobe uses professional investment management firms to manage most of our invested cash. External investment firms managed, on average, 77% of Adobe’s invested balances during the first quarter of fiscal 2007. Within the U.S., the fixed income portfolio is primarily invested in municipal bonds. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury notes and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market and enhanced money market funds for working capital purposes. As of March 2, 2007, $140.4 million of the securities now classified as short-term investments have structural features that allow us to sell the securities at par within 90 days and thus retain similar liquidity characteristics as cash equivalents. All investments are made according to policies approved by the Board of Directors.

During the second quarter of fiscal 2007, we amended our lease of the Almaden Tower effective March 26, 2007. In connection with the amendment, we purchased a $80.4 million portion of the lease receivable of the lessor similar to the structure of the lease for the East and West Towers. See Note 14 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

Stock Repurchase Program—On-going Dilution Coverage

To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and from time to time enter into structured stock repurchase agreements with third parties.

Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. Refer to Part II, Item 2(c) in this filing for share repurchases during the quarter ended March 2, 2007.

During the first quarter of fiscal 2007 we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $300.0 million. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the VWAP of our common stock. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval, and the average VWAP of our stock during the interval less the agreed upon discount.

For the first quarter of fiscal 2007, the $300.0 million prepayment was classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by March 2, 2007 are excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of March 2, 2007 will expire on or before September 26, 2007. As of March 2, 2007 approximately $319.3 million of up-front payments remained under the agreements.

In April 2007, we announced that our Board of Directors authorized a new stock repurchase program. Under the new program, we are authorized to repurchase in aggregate up to 20 million shares of our common stock and is not subject to expiration. This program is in addition to our existing stock repurchase program to offset dilution from employee stock programs.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of March 2, 2007 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 11 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

Lease Commitments

The two lease agreements discussed in Note 11 of our Notes to Condensed Consolidated Financial Statements are subject to standard financial covenants. As of March 2, 2007, we were in compliance with all of our financial covenants. We expect to remain within compliance in the next 12 months. We believe these limitations will not impact our cash or credit in the coming year or restrict our ability to execute our business plan. See Note 11 of our Notes to Condensed Consolidated Financial Statements for further information regarding our lease commitments.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized a $5.2 million liability related to the East and West Towers lease that was extended in August 2004. This liability is recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the lease. As of March 2, 2007, the unamortized portion of the fair value of the residual value guarantee remaining in other long-term liabilities and prepaid rent was $2.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no significant changes in our market risk exposures for the quarter ended March 2, 2007 from those disclosed in our Annual Report on Form 10-K/A for fiscal 2006.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of March 2, 2007, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended March 2, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Adobe have been detected.

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

From time to time, in addition to those identified above, Adobe is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with U.S. generally accepted accounting principles, Adobe makes a provision for a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against Adobe. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such contingencies.

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

The end markets for our software products are intensely and increasingly competitive, and are significantly affected by product introductions and market activities of industry competitors, including Microsoft’s Vista operating system which contains a new fixed document format, XPS, which competes with Adobe PDF, and its introduction of Office 12 which offers a feature to save Microsoft Office documents as PDF files through a freely distributed plug-in, which competes with Adobe PDF creation. If these competing products achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of our Annual Report on Form 10-K/A.

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

We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Website for our development, marketing, operational, support, hosted services and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cyber-attack, terrorist attack, or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. Our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in San Jose, California, which is near major earthquake faults. We have developed disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

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

•       accounting for income taxes; and

•       accounting for business combinations and related goodwill

In particular, in the first quarter of fiscal 2006, we adopted SFAS 123R which requires the measurement of all stock-based compensation to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The adoption of SFAS 123R had a significant adverse effect on our reported financial results. It will continue to significantly adversely affect our reported financial results and may impact the way in which we conduct our business. Please refer to Note 6 of our Notes to Consolidated Financial Statements for further information regarding the impact of SFAS 123R.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Below is a summary of stock repurchases for the quarter ended March 2, 2007. See Note 8 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plans.

Plan/ Period	Shares Repurchased(1)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be repurchased as of December 1, 2006			155,850,799	(2)
December 2 – December 29, 2006
From employees(3)	37,307	$39.15
Structured repurchases	1,103,832	38.87
December 30, 2006 – January 26, 2007
From employees(3)	61	39.66
Structured repurchases	1,985,929	38.43
January 27 – March 2, 2007
From employees(3)	143	39.30
Structured repurchases	1,743,338	37.56
Adjustments to repurchase authority for net dilution	—		3,512,226	(4)
Total shares repurchased	4,870,610		(4,870,610)
Ending shares available to be repurchased as of March 2, 2007			154,492,415	(5)

(1)                All shares were purchased as part of publicly announced plans.

(2)                Additional 109.0 million shares were issued for the acquisition of Macromedia which accounted for the majority of the repurchase authorization.

(3)                The repurchases from employees represent shares canceled when surrendered in lieu of cash payments for withholding taxes due.

(4)                Adjustment of authority to reflect changes in the dilution from outstanding shares and options.

(5)                The remaining authorization for the ongoing stock repurchase program is determined by combining all stock issuances, net of any canceled, surrendered or exchanged shares less all stock repurchases under the ongoing plan, beginning in the first quarter of fiscal 1998.

ITEM 5. OTHER INFORMATION

Attached as Exhibit 100 to this Quarterly Report on Form 10-Q are the following materials, formatted in Extensible Business Reporting Language (“XBRL”): (i) the information contained in Item 2 of Part II, (ii) the Consolidated Balance Sheets at March 2, 2007 and December 1, 2006, (iii) the Consolidated Statements of Income for the quarters ended March 2, 2007 and March 3, 2006 and (iv) the Consolidated Statements of Cash Flows for the quarters ended March 2, 2007 and March 3, 2006. The financial information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Registrant. The purpose of submitting these XBRL documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

As noted in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 1, 2006, we received a letter dated January 31, 2007 from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “Staff”) with respect to our Quarterly Report on Form 10-Q filed for the quarterly period ended September 1, 2006. The Staff requested additional information regarding our adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements. In response to this request we submitted a reply letter to the Staff on February 13, 2007. On April 3, 2007, the Staff issued us a letter stating it had completed its review of our filing and had no further comments at this time.

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

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Bylaws	8-K	9/23/05	3.1
3.2	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
3.2.1	Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware	10-Q	4/11/03	3.6.1
3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/8/03	3.3
4.1	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-A/2G/A	5/23/03	7
10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6
10.2	Amended 1994 Performance and Restricted Stock Plan*	10-K/A	2/6/07	10.2
10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-Q	10/7/04	10.7
10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40
10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.6	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6
10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8
10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37
10.10	2003 Equity Incentive Plan, as amended*	DEF 14A	3/14/05	Appendix A
10.11	Forms of Stock Option and Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11
10.12	Form of Indemnity Agreement*	10-Q	5/30/97	10.25.1

10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14
10.15	Lease between Adobe Systems and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1
10.16	Participation agreement among Adobe Systems, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2
10.17	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999	10-K	3/30/00	10.23
10.18	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000	10-Q	8/14/00	10.3
10.19	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K/A	2/6/07	10.20
10.20	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	10-K/A	2/6/07	10.21
10.21	Adobe Systems Incorporated 2004 Annual Executive Incentive Plan*	8-K	1/13/05	10.1
10.22	Adobe Systems Incorporated 2005 Annual Executive Incentive Plan*	8-K	1/13/05	10.2
10.23	Description of 2005 Director Compensation*	10-K	2/2/05	10.21
10.24	Description of 2006 Director Compensation*	8-K	9/23/05	10.1
10.25	Adobe Systems Incorporated 2006 Management Team Annual Incentive Plan*	8-K	1/13/06	10.1
10.26	2007 Executive Oficer Annual Incentive Plan*	8-K	1/30/07	10.5
10.27	2005 Equity Incentive Assumption Plan*	8-K	12/07/05	10.2
10.28	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/07/05	10.3
10.29	Allaire Corporation 1997 Stock Incentive Plan*	S-8	03/27/01	4.06

10.30	Allaire Corporation 1998 Stock Incentive Plan*	S-8	03/27/01	4.07
10.31	Allaire Corporation 2000 Stock Incentive Plan*	S-8	03/27/01	4.08
10.32	Andromedia, Inc. 1996 Stock Option Plan*	S-8	12/07/99	4.07
10.33	Andromedia, Inc. 1997 Stock Option Plan*	S-8	12/07/99	4.08
10.34	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09
10.35	ESI Software, Inc. 1996 Equity Incentive Plan*	S-8	10/18/99	4.08
10.36	eHelp Corporation 1999 Equity Incentive Plan*	S-8	12/29/03	4.08
10.37	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07
10.38	Bright Tiger Technologies, Inc. 1996 Stock Option Plan*	S-8	03/27/01	4.11
10.39	Live Software, Inc. 1999 Stock Option/Stock Issuance Plan*	S-8	03/27/01	4.10
10.40	Macromedia, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.07
10.41	Macromedia, Inc. 1993 Directors Stock Option Plan*	10-Q	08/03/01	10.02
10.42	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	08/03/01	10.01
10.43	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	08/10/05	4.08
10.44	Form of Macromedia, Inc. Stock Option Agreement*	S-8	08/10/05	4.09
10.45	Middlesoft, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.09
10.46	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10
10.47	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01
10.48	Restricted Stock Purchase Agreement between Macromedia, Inc. and Stephen Elop, dated January 24, 2005*	10-Q	2/8/05	10.02
10.49	Restricted Stock Purchase Agreement between Macromedia, Inc. and Robert Burgess, dated January 24, 2005*	10-Q	2/8/05	10.03
10.50	Amended and Restated Employment Agreement by and between Robert K. Burgess, dated January 21, 2005*	8-K	1/21/05	10.01

10.51	Amendment to Employment Agreement by and between Adobe Systems Incorporated, Adobe Macromedia Software LLC and Robert K. Burgess, dated December 7, 2005*	8-K	12/12/05	10.2
10.52	Amended and Restated Employment Agreement between Adobe Systems Incorporated and Stephen Elop, dated May 23, 2005*	S-4	6/28/05	10.1
10.53	Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.1
10.54	Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.2
10.55	Form of Maximum Award Grant Notice used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.3
10.56	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.4
10.57	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.4
10.58	Form of Maximum Award Grant Notice used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.5
10.59	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.6

10.60	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Inventive Plan*	8-K	1/30/07	10.1
10.61	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.2
10.62	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3
10.63	Form of Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Stems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4
10.64	Adobe Systems Incorporated Executive Cash Bonus Plan	DEF 14A	2/24/06	Appendix B
10.65	Employment Transition Agreement between Adobe Systems Incorporated and Murray J. Demo, dated March 21, 2006*	8-K	3/22/06	10.1
10.66	Employment offer letter between Adobe Systems Incorporated and Randy Furr, dated May 16, 2006*	8-K	5/22/06	10.1
10.67	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	8-K	11/16/06	10.2
10.68	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1
10.69	Confidential Resignation Agreement and General Release of Claims between Adobe Systems Incorporated and Peg Wynn, dated January 22, 2007*	10-K/A	2/6/07	10.66
10.70	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†	X
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†	X
100.INS	XBRL Instance††	X
100.SCH	XBRL Taxonomy Extension Schema††	X
100.CAL	XBRL Taxonomy Extension††	X
100.LAB	XBRL Taxonomy Extension Labels††	X
100.PRE	XBRL Taxonomy Extension††	X

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

ADOBE SYSTEMS INCORPORATED

By	/s/ MARK GARRETT
Mark Garrett
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 9, 2007

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

Adobe

Acrobat

Acrobat Connect

Adobe Encore

Adobe LiveCycle

Adobe Premiere

After Effects

ColdFusion

Creative Suite

Flash

FlashCast

Flash Lite

Flex

Lightroom

LiveCycle

Macromedia

PostScript

Reader

Shockwave

All other brand or product names are trademarks or registered trademarks of their respective holders.