Form 10-Q
period 2007-06-01
ADOBE SYSTEMS INC
filed 2007-07-10
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

The number of shares outstanding of the registrant’s common stock as of June 29, 2007 was 588,437,512.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 1,	December 1,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$901,617	$772,500
Short-term investments	1,422,208	1,508,379
Trade receivables, net of allowances for doubtful accounts of $7,055 and $6,798, respectively	318,090	356,815
Other receivables	53,367	51,851
Deferred income taxes	196,098	155,613
Prepaid expenses and other assets	61,141	39,311
Total current assets	2,952,521	2,884,469
Property and equipment, net	266,395	227,197
Goodwill	2,147,034	2,149,494
Purchased and other intangibles, net	476,978	506,405
Investment in lease receivable	207,239	126,800
Other assets	85,782	68,183
	$6,135,949	$5,962,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$55,038	$55,031
Accrued expenses	369,264	303,550
Accrued restructuring	6,558	10,088
Income taxes payable	168,890	178,368
Deferred revenue	179,331	130,310
Total current liabilities	779,081	677,347
Long-term liabilities:
Deferred revenue	29,465	32,644
Deferred income taxes	97,970	70,715
Accrued restructuring	17,021	21,984
Other liabilities	16,700	7,982
Total liabilities	940,237	810,672
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized	—	—
Common stock, $0.0001 par value	61	61
Additional paid-in-capital	2,452,639	2,451,610
Retained earnings	3,614,142	3,317,785
Accumulated other comprehensive income	16,755	6,344
Treasury stock, at cost (12,980 and 13,608 shares, respectively), net of re-issuances	(887,885)	(623,924)
Total stockholders’ equity	5,195,712	5,151,876
	$6,135,949	$5,962,548

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 1, 2007	June 2, 2006	June 1, 2007	June 2, 2006
Revenue:
Products	$713,469	$614,895	$1,333,767	$1,251,721
Services and support	32,108	20,561	61,217	39,213
Total revenue	745,577	635,456	1,394,984	1,290,934
Total cost of revenue:
Products	70,715	49,269	124,530	112,118
Services and support	20,499	16,338	38,947	31,235
Total cost of revenue	91,214	65,607	163,477	143,353
Gross profit	654,363	569,849	1,231,507	1,147,581
Operating expenses:
Research and development	150,049	133,285	287,178	270,828
Sales and marketing	236,402	210,399	451,080	424,215
General and administrative	68,597	59,716	129,872	120,013
Restructuring and other charges	—	1,235	—	20,219
Amortization of purchased intangibles and incomplete technology	18,924	17,306	36,649	34,418
Total operating expenses	473,972	421,941	904,779	869,693
Operating income	180,391	147,908	326,728	277,888
Non-operating income:
Investment gain	4,162	2,660	9,763	1,395
Interest and other income, net	20,563	13,929	43,027	29,471
Total non-operating income	24,725	16,589	52,790	30,866
Income before income taxes	205,116	164,497	379,518	308,754
Provision for income taxes	52,611	41,400	83,162	80,585
Net income	$152,505	$123,097	$296,356	$228,169
Basic net income per share	$0.26	$0.21	$0.50	$0.38
Shares used in computing basic net income per share	587,929	595,284	588,536	597,679
Diluted net income per share	$0.25	$0.20	$0.49	$0.37
Shares used in computing diluted net income per share	603,417	613,804	604,373	618,582

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 1, 2007	June 2, 2006
Cash flows from operating activities:
Net income.	$296,356	$228,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion.	155,510	157,993
Stock-based compensation.	71,521	88,365
Tax benefit from employee stock option plans.	52,121	46,152
Deferred income taxes.	16,029	34,063
Retirements of property and equipment.	276	—
Provision for losses on receivables.	92	1,288
Net (gains) losses on sales and impairments of investments.	(9,923)	6,796
Excess tax benefits from stock-based compensation.	(37,422)	(47,507)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables.	40,639	(37,833)
Prepaid expenses and other current assets.	(15,205)	9,871
Trade and other payables.	(290)	6,342
Accrued expenses.	22,721	(53,170)
Accrued restructuring.	(8,704)	(28,089)
Income taxes payable.	(10,609)	(13,303)
Deferred revenue.	42,805	18,356
Net cash provided by operating activities.	615,917	417,493
Cash flows from investing activities:
Purchases of short-term investments	(820,411)	(940,306)
Maturities of short-term investments	223,825	177,935
Sales of short-term investments	679,697	632,183
Purchases of property and equipment	(71,784)	(31,317)
Purchases of long-term investments and other assets.	(32,681)	(14,729)
Investment in lease receivable	(80,439)	—
Acquisitions, net of cash	(67,369)	471,502
Proceeds from sale of equity securities	11,320	8,490
Net cash (used for) provided by investing activities	(157,842)	303,758
Cash flows from financing activities:
Purchases of treasury stock.	(601,481)	(1,064,102)
Proceeds from issuance of treasury stock.	231,833	296,138
Excess tax benefits from stock-based compensation	37,422	47,507
Proceeds from issuance of common stock	—	306
Net cash used for financing activities.	(332,226)	(720,151)
Effect of foreign currency exchange rates on cash and cash equivalents	3,268	3,475
Net increase in cash and cash equivalents.	129,117	4,575
Cash and cash equivalents at beginning of period.	772,500	420,818
Cash and cash equivalents at end of period.	$901,617	$425,393
Supplemental disclosures:
Common and treasury stock issued and stock options assumed for acquisition of Macromedia	$—	$3,436,725
Cash paid for income taxes, net of refunds	$25,897	$16,716

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Adobe’s Annual Report on Form 10-K/A for the fiscal year ended December 1, 2006 on file with the SEC.

There have been no significant changes in our significant accounting policies during the three and six months ended June 1, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K/A for the fiscal year ended December 1, 2006.

Reclassification

Certain amounts for the six months ended June 2, 2006 as reported in the Consolidated Statements of Cash Flows have been revised. Specifically, there were revisions and reclassifications totaling ($1.6) million to operating activities, $0.2 million to investing activities and $1.4 million to financing activities. These revisions and reclassifications related to the following:

•       Changes in prepaid expenses related to the Macromedia acquisition have been reclassified from Net Cash Provided by Operating Activities to Net Cash Provided by Investing Activities.

•       The amortization of premium on available for sale securities have been reclassified from Net Cash Provided by Investing Activities to Net Cash Provided by Operating Activities.

•       Excess tax benefits from stock-based compensation have been reclassified from Net Cash Provided by Operating Activities to Net Cash Used for Financing Activities.

Recent Accounting Pronouncements

With the exception of the Financial Accounting Standards Board (the “FASB”) statement defined below, there have been no significant changes in recent accounting pronouncements during the six months ended June 1, 2007 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K/A for the fiscal year ended December 1, 2006.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 defines investment companies for purposes of applying the related AICPA Audit and Accounting Guide. SOP 07-1 provides guidance on whether an investment company’s parent or equity-method investor should retain investment-company accounting in its financial statements. SOP 07-1 is effective for the company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. The company is currently evaluating the impact that SOP 07-1 will have on its consolidated financial statements.

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

The total purchase price was allocated to Macromedia’s net tangible and identifiable intangible assets based upon their estimated fair values as of December 3, 2005. The total purchase price for Macromedia was approximately $3.5 billion, which consisted of 109 million shares of Adobe common stock valued at $3.2 billion issued in exchange for 100% of Macromedia outstanding common stock, $227.6 million for the fair value of Macromedia options assumed, $29.1 million for transaction costs, and $72.7 million for restructuring costs. In allocating the purchase price based on fair values, we recorded $713.2 million in net tangible assets, $680.5 million in identifiable intangible assets, $146.2 million in stock-based compensation, and $2 billion in goodwill.

During the six months ended June 1, 2007, we completed two acquisitions for cash consideration of approximately $70 million. These acquisitions were not material to our consolidated balance sheet and results of operations. The purchase accounting estimates applied in the acquisition that occurred in the second quarter of fiscal 2007 (involving net cash consideration of $64.3 million) are preliminary and subject to further adjustments in subsequent reporting periods.

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Below is our goodwill reported by segment as of December 1, 2006 and June 1, 2007:

	2006	Acquisitions	Other	2007
Creative Solutions	$782,717	$50,907	$(18,601)	$815,023
Knowledge Worker Solutions	429,036	—	(12,988)	416,048
Enterprise and Developer Solutions	382,911	—	(7,792)	375,119
Mobile and Device Solutions	321,323	—	(8,592)	312,731
Other*	233,507	—	(5,394)	228,113
Total	$2,149,494	$50,907	$(53,367)	$2,147,034

*                    Changes in goodwill in our Other segment relate primarily to our Print and Classic Publishing segment.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES (Continued)

Shown above in the column labeled Other is an adjustment to goodwill for tax credits of $35 million available to the company from the Macromedia acquisition and the realization of tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions of vested options assumed. Additionally, there are immaterial revisions to the valuation of Macromedia assumed options which reduced goodwill and additional paid-in-capital at June 1, 2007.

Amortization expense related to purchased and other intangible assets was $65.0 million and $113.7 million for the three and six months ended June 1, 2007, respectively. Comparatively, amortization expense was $55.0 million and $112.1 for the three and six months ended June 2, 2006, respectively. Of these amounts, $47.5 million and $78.5 million are included in cost of sales for the three and six months ended June 1, 2007, respectively and $37.6 million and $77.6 million are included in cost of sales for the three and six months June 2, 2006, respectively. Purchased and other intangible assets, subject to amortization were as follows as of June 1, 2007:

	December 1, 2006 Cost	December 1, 2006 Net	Additions	Amortization Expense	June 1, 2007 Net
Purchased technology	$397,098	$249,722	$59,470	$(72,619)	$236,573
Localization	$9,060	$6,799	$12,609	$(5,887)	$13,521
Trademarks	130,925	104,068	300	(12,718)	91,650
Customer contracts and relationships	188,401	145,525	11,170	(22,317)	134,378
Other intangibles	600	291	700	(135)	856
Total other intangible assets	$328,986	$256,683	$24,779	$(41,057)	$240,405
Total purchased and other intangible assets	$726,084	$506,405	$84,249	$(113,676)	$476,978

During the second quarter of fiscal 2007, we entered into certain technology licensing arrangements for approximately $46 million. An estimated $29.8 million of this cost is related to future licensing rights and has been capitalized and recorded as purchased technology. The remainder of the cost was charged to cost of sales in the second quarter of fiscal 2007.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES (Continued)

Purchased and other intangible assets are amortized over their estimated useful lives up to 15 years. As of June 1, 2007, we expect amortization expense in future periods to be as shown below:

Fiscal year	Purchased Technology	Other Intangible Assets
Remainder of 2007	$61,990	$43,675
2008	92,263	73,058
2009	60,982	60,001
2010	11,163	49,372
2011	6,459	13,001
Thereafter	3,716	1,298
Total expected amortization expense	$236,573	$240,405

NOTE 4. OTHER ASSETS

Other assets consisted of the following as of June 1, 2007 and December 1, 2006:

	2007	2006
Investments	$51,519	$46,273
Prepaid rent	13,842	2,943
Security deposits and other	7,413	10,963
Restricted cash	7,365	2,341
Prepaid land lease	3,243	3,263
Unbilled receivables	2,400	2,400
Total other assets	$85,782	$68,183

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

NOTE 5. TRADE AND OTHER PAYABLES AND ACCRUED EXPENSES

Trade and other payables consisted of the following as of June 1, 2007 and December 1, 2006:

	2007	2006
Trade payables	$38,204	$37,915
Sales and use tax and other payables	16,834	17,116
Total trade and other payables	$55,038	$55,031

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 5. TRADE AND OTHER PAYABLES AND ACCRUED EXPENSES (Continued)

Accrued expenses consisted of the following as of June 1, 2007 and December 1, 2006:

	2007	2006
Accrued compensation and benefits	$164,851	$148,000
Sales and marketing allowances	20,356	20,361
Other	184,057	135,189
Total accrued expenses	$369,264	$303,550

NOTE 6. EMPLOYEE BENEFIT PLANS

Stock-Based Compensation

Stock Options

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from the (i) 2003 Equity Incentive Plan (the “2003 Plan”), under which options can be granted to all employees, including executive officers, and outside consultants and (ii) the 1996 Outside Directors Stock Option Plan, as amended, under which options are granted automatically under a pre-determined formula to non-employee directors. In addition, our stock option program includes the 2005 Equity Incentive Assumption Plan, from which we currently do not grant options, but may do so. The plans listed above are collectively referred to in the following discussion as “the Plans.” Option vesting periods are generally three to four years for all of the Plans. At the end of the second quarter of fiscal 2007, the number of shares outstanding was 58.1 million.

The total intrinsic value of options exercised during the six months ended June 1, 2007 was $228.7 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

Employee Stock Purchase Plan

Our 1997 Employee Stock Purchase Plan (“ESPP”) allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower.

Restricted Stock

We grant restricted stock awards and units and/or performance awards to officers and key employees under our Amended 1994 Performance and Restricted Stock Plan (the “Restricted Stock Plan”). Restricted stock issued under the Restricted Stock Plan generally vest annually over four years.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6. EMPLOYEE BENEFIT PLANS (Continued)

Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to dividends and voting rights. At the end of the second quarter of fiscal 2007, the number of shares granted but still unvested was less than 0.1 million.

Restricted stock units are not considered outstanding at the time of grant, as the holders of these units are not entitled to dividends and voting rights. At the end of the second quarter of fiscal 2007, the number of shares granted, but unreleased was 1.3 million.

Neither restricted stock awards nor restricted stock units are considered outstanding in the computation of basic earnings per share.

Performance Shares

Effective February 2, 2006, the Executive Compensation Committee adopted the 2006 Performance Share Program (the “2006 Program”). The Executive Compensation Committee established the 2006 Program to align the new leadership team to achieve key integration milestones, create stockholder value and to retain key executives. All members of Adobe’s executive management team and other key members of senior management are participating in the 2006 Program which runs through the end of our fiscal 2007. Awards under the 2006 Program were granted in the form of performance shares pursuant to the terms of our 2003 Plan or Restricted Stock Plan. Performance shares will vest 100% at the end of fiscal 2007 if performance goals are met. Participants in the 2006 Program have the ability to receive up to 150% of the shares originally granted. At the end of the second quarter of fiscal 2007, the number of shares granted was 0.3 million and the maximum number of shares eligible to be received is 0.5 million.

Effective January 24, 2007, the Executive Compensation Committee adopted the 2007 Performance Share Program (the “2007 Program”). Similar to the 2006 Program, the 2007 program’s purpose is to align key management and senior leadership with stockholder’s interest and to retain key employees. The measurement period for the program is our fiscal 2007 year. All members of Adobe’s executive management and other key senior leaders are participating in the 2007 Program. Awards granted under the 2007 Program were granted in the form of performance shares pursuant to the terms of Restricted Stock Plan. If pre-determined attainment goals are met, shares of stock will be granted to the recipient, with 25% vesting upon achievement of the attainment goals, and the remaining 75% vesting evenly on the following three annual anniversary dates of the grant, contingent upon the recipient’s continued service to Adobe. Participants in the 2007 Program have the ability to receive up to 200% of the shares originally granted. At the end of the second quarter of fiscal year 2007, the number of shares granted was 0.3 million and the maximum number of shares eligible to be received is 0.6 million.

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
(In thousands, except per share data)
(Unaudited)

NOTE 6. EMPLOYEE BENEFIT PLANS (Continued)

stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock by using implied volatility in market traded options in accordance with Staff Accounting Bulletin No. 107, “Share-Based Payment”. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the option valuation model on zero-coupon yields implied by U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used to value option grants for the three and six months ended June 1, 2007 and June 2, 2006 are as follows:

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Expected life (in years)	3.58 – 4.82	3.7	3.54 – 4.82	3.7
Volatility	29.68 – 32.51%	31.47 – 32.90%	29.68 – 32.71%	30.29 – 35.46%
Risk free interest rate	4.45 – 4.69%	4.80 – 4.98%	4.45 – 4.83%	4.30 – 4.98%

The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights for the three and six months ended June 1, 2007 and June 2, 2006 are as follows:

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Expected life (in years)	0.50 – 2.0	1.25	0.50 – 2.0	1.25
Volatility	31.46 – 32.75%	30.30 – 31.30%	31.46 – 32.75%	30.30 – 31.30%
Risk free interest rate	4.79 – 5.11%	4.32 – 4.41%	4.79 – 5.11%	4.32 – 4.41%

As of June 1, 2007, there was $167.1 million of unrecognized compensation cost, which will be recognized over a weighted average period of 3.6 years adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Adobe employees. Additionally, as of June 1, 2007, there was $48.8 million of unamortized stock-based compensation, related to the assumption of Macromedia unvested options, which will be recognized over a weighted average period of 1.04 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6. EMPLOYEE BENEFIT PLANS (Continued)

Deferred Compensation Plan

On September 21, 2006, the Board of Directors approved the Adobe Systems Incorporated Deferred Compensation Plan, effective December 2, 2006 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is an unfunded, non-qualified, deferred compensation arrangement under which certain executives and members of the Board of Directors are able to defer a portion of their annual compensation. Participants may elect to contribute up to 75% of their base salary and 100% of other specified compensation, including commissions, bonus, performance-based restricted stock units, and directors’ fees. Participants will be able to elect the payment of benefits to begin on a specified date at least three years after the end of the plan year in which the election is made in the form of a lump sum or annual installments over five to fifteen years. Upon termination of a participant’s employment with Adobe, such participant will receive a distribution in the form of a lump sum payment. All distributions will be made in cash, except that deferred performance share units will be settled in stock. As of June 1, 2007, the invested amounts under the Deferred Compensation Plan total $1.2 million and are recorded as long-term other assets on the Company’s balance sheet. As of June 1, 2007, we recorded $1.2 million as a long-term liability to recognize undistributed deferred compensation due to employees.

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

Macromedia Merger Restructuring Charges

A summary of restructuring activities follows as of December 1, 2006 and June 1, 2007:

	2006	Cash Payments	Adjustments	2007
Termination benefits	$1,002	$(167)	$(779)	$56
Cost of closing redundant facilities	28,934	(6,385)	(636)	21,913
Cost of contract termination	46	(8)	(38)	—
Other	1,444	(35)	—	1,409
Total	$31,426	$(6,595)	$(1,453)	$23,378

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 7. RESTRUCTURING AND OTHER CHARGES (Continued)

Accrued restructuring charges of $23.4 million at June 1, 2007 includes $6.4 million recorded in accrued restructuring, current and $17.0 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets. At December 1, 2006, accrued restructuring charges of $31.4 million includes $9.8 million recorded in accrued restructuring, current and $21.6 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets. We expect to pay these liabilities through fiscal 2011.

Adobe Restructuring Charges

In connection with the worldwide restructuring plan, we recognized costs related to (i) termination benefits for former Adobe employees whose positions were eliminated, (ii) the closure of Adobe facilities and (iii) the cancellation of certain contracts held by Adobe.

Accrued restructuring charges as of June 1, 2007 includes $0.2 million recorded in accrued restructuring, current in the accompanying Condensed Consolidated Balance Sheets related primarily to the cost of closing redundant facilities. As of December 1, 2006, accrued restructuring charges of $0.6 million includes $0.3 million recorded in accrued restructuring, current and $0.3 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets.

NOTE 8. STOCKHOLDERS’ EQUITY

Stock Repurchase Program I

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

During the six months ended June 1, 2007 and June 2, 2006, we entered into various structured repurchase agreements with large financial institutions, where upon we provided the financial institutions with prepayments of $600 million and $1 billion, respectively. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our stock. We only enter into such transactions when the discount that we receive is higher than the expected foregone return on our cash prepayments to the financial institutions. There are no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval, and the

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY (Continued)

average VWAP of our stock during the interval less the agreed upon discount. During the first half of fiscal 2007, we repurchased 10.7 million shares at an average price of $39.00 through structured repurchase agreements which included prepayments from fiscal 2006. During the first half of fiscal 2006, we repurchased 1.7 million shares at an average price of $36.04 through open market repurchases and 22.5 million shares at an average price of $36.02 through these structured repurchase agreements which included prepayments from fiscal 2005.

The prepayments are classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by June 1, 2007 are excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of June 1, 2007 will expire on or before December 21, 2007. As of June 1, 2007 and June 2, 2006, approximately $386.9 million and $344.1 million, respectively, of up-front payments remained under the agreements.

Stock Repurchase Program II

In April 2007, we announced that our Board of Directors authorized a new stock repurchase program. Under the new program, we are authorized to repurchase in aggregate up to 20 million shares of our common stock and the program is not subject to expiration. This program is in addition to our existing stock repurchase program to offset dilution from employee stock programs. As of June 1, 2007, no shares have been repurchased under this program. See Note 14 for discussion of the subsequent event related to the stock repurchase program II.

NOTE 9. COMPREHENSIVE INCOME

FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of other comprehensive income that we currently report are unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments. We also report unrealized gains and losses on derivative instruments qualifying as cash flow hedges.

The following table sets forth the components of comprehensive income, net of income tax expense, for the three and six months ended June 1, 2007 and June 2, 2006:

	Three Months		Six Months
	2007	2006	2007	2006
Net income	$152,505	$123,097	$296,356	$228,169
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for sale securities, net of taxes	2,975	7	4,868	(135)
Currency translation adjustments	2,985	2,512	1,725	3,475
Net gain (loss) in derivative instruments, net of taxes	3,692	(376)	3,818	(5,317)
Other comprehensive income (loss)	9,652	2,143	10,411	(1,977)
Total comprehensive income, net of taxes	$162,157	$125,240	$306,767	$226,192

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

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 1, 2007 and June 2, 2006:

	Three Months		Six Months
	2007	2006	2007	2006
Net income	$152,505	$123,097	$296,356	$228,169
Shares used to compute basic net income per share	587,929	595,284	588,536	597,679
Dilutive potential common shares:
Unvested restricted stock	11	207	12	207
Stock options	15,477	18,313	15,825	20,696
Shares used to compute diluted net income per share	603,417	613,804	604,373	618,582
Basic net income per share	$0.26	$0.21	$0.50	$0.38
Diluted net income per share	$0.25	$0.20	$0.49	$0.37

For the three and six months ended June 1, 2007 options to purchase approximately 11.9 million and 10 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $41.80 and $40.77, respectively, were not included in the calculation because the effect would have been antidilutive. Comparatively, for the three and six months ended June 2, 2006, options to purchase approximately 14.7 million and 13.7 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $34.96 and $36.54, respectively, were not included in the calculation because the effect would have been antidilutive.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.

In August 2004, we extended the lease agreement for our East and West Towers for an additional five years with an option to extend for an additional five years solely at our election. In March 2007, the Almaden Tower lease was extended for five years, with a renewal option for an additional five years solely at our election. As part of the lease extensions, we purchased the lease receivable from the lessor of the East and West Towers for $126.8 million and a portion of the lease receivable from the lessor of the Almaden Tower for $80.4 million, both of which are recorded as investments in lease receivables on our consolidated balance sheet. This purchase may be credited against the residual value guarantee if we purchase the properties or will be repaid from the sale proceeds if the properties are sold to third parties. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

the option to purchase the buildings at any time during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively.

These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. As of June 1, 2007, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under FASB Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term, purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized $5.2 million and $3 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively, upon entering into the leases. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of June 1, 2007, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $5 million.

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

Legal Proceedings

On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc. and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled “Client-Server System Using Embedded Hypertext Tags for Application and Database Development.” In May 2007, we resolved this matter without any material effect on our financial statements.

On October 13, 2006, a purported shareholder derivative action entitled Steven Staehr v. Bruce R. Chizen, et al was filed in the Superior Court of California for the County of Santa Clara against certain of the Company’s current and former officers and directors, and against Adobe as a nominal defendant. The complaint asserts that stock option grants to executives were priced retroactively by Adobe and were improperly accounted for, and alleges various causes of action based on that assertion. The complaint seeks payment by the defendants to Adobe of damages allegedly suffered by it and disgorgement of profits, as well as injunctive relief. As of June 1, 2007, we do not believe that a loss is probable or estimable.

In connection with our anti-piracy efforts, conducted both internally and through organizations such as the Business Software Alliance, from time to time we undertake litigation against alleged copyright infringers. Such lawsuits may lead to counter-claims alleging improper use of litigation or violation of other local laws. We believe we have valid defenses with respect to such counter-claims; however, it is possible that our consolidated financial position, cash flows or results of operations could be affected in any particular period by the resolution of one or more of these counter-claims.

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

NOTE 12. CREDIT FACILITY

In February 2007, we entered into a five year, $500 million senior syndicated unsecured revolving credit facility providing for loans to us and certain of our foreign subsidiaries. The facility will be used to provide funding for general corporate purposes. Adobe can request two one-year extensions effective on the first and/or second anniversaries of the closing date of the original agreement, subject to majority consent of the original bank syndicate or any new lenders that may be added. In addition, the amount of the facility may be increased by up to an additional $500 million. The existing lenders may elect to increase their commitments or new lenders may be added to the syndicate up to the maximum additional increase of $500 million. The facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. The facility terminates on February 16, 2012 if no extensions have been requested. Borrowings under the facility bear interest based on a pricing grid tied to the financial covenant. Commitment fees are payable on the facility at rates between 0.05% and 0.15% per year based on the same pricing grid. As of June 1, 2007 we had no outstanding borrowings under this credit facility and were in compliance with all the covenants.

NOTE 13. INDUSTRY SEGMENTS

We have the following segments: Creative Solutions, Knowledge Worker Solutions, Enterprise and Developer Solutions, Mobile and Device Solutions, and Other, which includes the Print and Classic Publishing and Platform segments. Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers. This segment combines the products of our Creative Professional and Digital Imaging and Video businesses. During the second quarter of fiscal 2007, we launched the English versions of our new Creative Suite 3 family of products. The Knowledge Worker Solutions segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains revenue generated by Adobe Acrobat Connect and our Acrobat family of products. Our Enterprise segment provides server-based enterprise interaction solutions that automate people-centric processes. The segment contains revenue generated by our LiveCycle, ColdFusion and Flex lines of products. The Mobile and Device Solutions segment provides solutions that

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 13. INDUSTRY SEGMENTS (Continued)

create compelling experiences through rich content, user interfaces, and data services on mobile and non-PC devices such as cellular phones, consumer devices and internet connected hand-held devices. Finally, Other contains several of our products and services which address market opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and OEM printing businesses, to new strategic opportunities such as OEM revenue generated from our desktop technology platform segment which includes Adobe Reader and Adobe Flash Player applications.

With the exception of goodwill, we do not identify or allocate our assets by operating segments. See Note 3 for the allocation of goodwill to our reportable segments.

	Creative Solutions	Knowledge Worker Solutions	Enterprise and Developer Solutions	Mobile and Device Solutions	Other*	Total
Three months ended June 1, 2007
Revenue	$436,619	$184,791	$52,262	$12,283	$59,622	$745,577
Cost of revenue	32,809	20,831	24,715	6,807	6,052	91,214
Gross profit	$403,810	$163,960	$27,547	$5,476	$53,570	$654,363
Gross profit as a percentage of revenues	92%	89%	53%	45%	90%	88%
Three months ended June 2, 2006
Revenue	$360,127	$160,117	$42,839	$7,641	$64,732	$635,456
Cost of revenue	32,963	7,926	17,024	5,347	2,347	65,607
Gross profit	$327,164	$152,191	$25,815	$2,294	$62,385	$569,849
Gross profit as a percentage of revenues	91%	95%	60%	30%	96%	90%

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 13. INDUSTRY SEGMENTS (Continued)

	Creative Solutions	Knowledge Worker Solutions	Enterprise and Developer Solutions	Mobile and Device Solutions	Other*	Total
Six months ended June 1, 2007
Revenue	$783,010	$359,619	$103,177	$26,016	$123,162	$1,394,984
Cost of revenue	62,909	31,505	41,480	13,687	13,896	163,477
Gross profit	$720,101	$328,114	$61,697	$12,329	$109,266	$1,231,507
Gross profit as a percentage of revenues	92%	91%	60%	47%	89%	88%
Six months ended June 2, 2006
Revenue	$742,251	$326,384	$87,880	$16,216	$118,203	$1,290,934
Cost of revenue	70,511	17,740	32,609	10,057	12,436	143,353
Gross profit	$671,740	$308,644	$55,271	$6,159	$105,767	$1,147,581
Gross profit as a percentage of revenues	91%	95%	63%	38%	89%	89%

*                    Other includes revenue related to the Print and Classic Publishing segment of $48.9 million and $105 million for the three and six months ended June 1, 2007, respectively, or 7% and 8%, respectively, of revenues. For the three and six months ended June 2, 2006, Other includes revenue related to the Print and Classic Publishing segment of $53.4 million and $100.2 million, respectively, or 8% of revenues. Also included in Other segment revenue, in fiscal 2007 and 2006, is revenue related to our Platform segment. Costs of revenue related to our Print and Classic Publishing segment are $6 million and $13.8 million for the three and six months ended June 1, 2007 and $2.4 million and $12.5 million for the three and six months ended June 2, 2006. Gross margins for our Print and Classic Publishing segment are $42.9 million and $91.2 million for the three and six months ended June 1, 2007, respectively, or 88% and 87% of revenues, respectively. Gross margins for our Print and Classic Publishing segment are $51 million and $87.8 million for the three and six months ended June 2, 2006, respectively, or 95% and 88% of revenues, respectively.

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and six month periods ended June 1, 2007 and June 2, 2006 is as follows:

	Three Months		Six Months
	2007	2006	2007	2006
Total gross profit from operating segments above	$654,363	$569,849	$1,231,507	$1,147,581
Total operating expenses*	473,972	421,941	904,779	869,693
Total operating income	180,391	147,908	326,728	277,888
Non-operating income	24,725	16,589	52,790	30,866
Income before income taxes	$205,116	$164,497	$379,518	$308,754

*                    Total operating expenses comprise research and development, sales and marketing, general and administrative, restructuring and other charges, and amortization of purchased intangibles.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 14. SUBSEQUENT EVENT

Structured Stock Repurchase Agreements

As part of the stock repurchase program II, we entered into additional structured stock repurchase agreements in June 2007 with large financial institutions whereupon we provided the financial institutions with prepayments of $850 million. The $850 million will be classified as treasury stock on our balance sheet. See Note 8 for further information regarding our structured stock repurchase agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion (presented in millions, except share and per share amounts, and is unaudited) should be read in conjunction with the condensed consolidated financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K/A for fiscal 2006 and the other Quarterly Reports on Form 10-Q filed by us in fiscal 2007. When used in this report, the words “expects,” “could,” “would”, “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

OPERATIONS OVERVIEW

During the first half of fiscal 2007, we continued to focus on driving revenue growth and increasing market share of our products through the continued delivery of comprehensive software solutions that meet the evolving needs of our customers.

In our Creative Solutions business, we experienced strong demand in the second quarter of fiscal 2007 for our new Creative Suite 3 (“CS3”) family of products, resulting in record revenue in this segment. Shipments of our English versions of these new products began in April, and foreign language versions began shipping in bulk at the beginning of our third quarter of fiscal 2007. Reviews and industry commentary for our new CS3 products has been positive, helping to stimulate demand.

In our Knowledge Worker Solutions business, we achieved record revenue with our Acrobat family of products in the second quarter of fiscal 2007. Helping drive this success was record volume licensing of

Acrobat products due to ongoing adoption by users in enterprises, governments, and vertical markets such as architecture, engineering and construction.

Our Enterprise and Developer Solutions business achieved quarterly sequential and year-over-year growth as we continued to focus on delivering innovative products and solutions for our customers. Our Mobile and Device business achieved strong year-over-year growth due to the ongoing success we have had targeting mobile operators, handset manufacturers, and consumer electronic device manufactures with our Flash Lite and FlashCast technologies. Other segment revenue decreased year-over-year and sequentially, primarily due to lifecycle timing of some of our legacy products in our Print and Classic Publishing business.

We continue to focus on delivering innovative products and solutions for our customers. Our success could be limited by several factors, including the timely release of new products, continued market acceptance of our products, the introduction of new products by existing or new competitors and managing transitions to new business models and markets. For a further discussion of these and other risk factors, see Part II, Item IA, “Risk Factors.”

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

There have been no significant changes in our critical accounting estimates during the three and six months ended June 1, 2007 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 1, 2006.

RESULTS OF OPERATIONS

Revenue for the Three and Six Months Ended June 1, 2007 and June 2, 2006

	Three Months		Percent	Six Months		Percent
	2007	2006	Change	2007	2006	Change
Product	$713.5	$614.9	16%	$1,333.8	$1,251.7	7%
Percentage of total revenues	96%	97%		96%	97%
Services and support	32.1	20.6	56%	61.2	39.2	56%
Percentage of total revenues	4%	3%		4%	3%
Total revenues	$745.6	$635.5		$1,395.0	$1,290.9

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

Segment Information

	Three Months		Percent	Six Months		Percent
	2007	2006	Change	2007	2006	Change
Creative Solutions	$436.6	$360.1	21%	$783.0	$742.3	5%
Percentage of total revenues	58%	57%		56%	58%
Knowledge Worker Solutions	184.8	160.1	15%	359.6	326.4	10%
Percentage of total revenues	25%	25%		26%	25%
Enterprise and Developer Solutions	52.3	42.8	22%	103.2	87.8	18%
Percentage of total revenues	7%	7%		7%	7%
Mobile and Device Solutions	12.3	7.6	62%	26.0	16.2	60%
Percentage of total revenues	2%	1%		2%	1%
Other*	59.6	64.9	(8)%	123.2	118.2	4%
Percentage of total revenues	8%	10%		9%	9%
Total revenues	$745.6	$635.5		$1,395.0	$1,290.9

*                    Other includes revenue related to the Print and Classic Publishing segment of $48.9 million and $105 million for the three and six months ended June 1, 2007, respectively, or 7%  and 8%, respectively, of revenues. For the three and six months ended June 2, 2006, Other includes revenue related to the Print and Classic Publishing segment of $53.4 million and $100.2 million, respectively, or 8% of revenues. Also included in Other segment revenue, in fiscal 2007 and 2006, is revenue related to our Platform segment.

Revenue from our Creative Solutions segment increased during the three and six months ended June 1, 2007 as compared to the three and six months ended June 2, 2006 primarily due to the launch of our Creative Suite 3 family of products in our second quarter of fiscal 2007.

Revenue from our Knowledge Worker Solutions segment increased during the three and six months ended June 1, 2007 as compared to the three and six months ended June 2, 2006 primarily due to an increase in the licensing of our new Acrobat 8 family of products.

Revenue from our Enterprise and Developer Solutions segment increased during the three and six months ended June 1, 2007 as compared to the three and six months ended June 2, 2006 primarily due to continued adoption of our LiveCycle family of products.

Revenue from our Mobile and Device Solutions segment increased during the three and six months ended June 1, 2007 as compared to the three and six months ended June 2, 2006, due to continued adoption of our Flash Lite by mobile and non-PC device manufacturers, and our FlashCast solutions by mobile operators.

Revenue from our Other segment decreased during the three months ended June 1, 2007 and increased for the six months ended June 1, 2007 as compared to the three and six months ended June 2, 2006. The decrease was primarily due to lower revenue with some of our legacy products in our Print and Classic Publishing segment due to life cycle timing. The six month increase was primarily due to increased revenue from distribution agreements related to Adobe Reader, Flash and Shockwave players, and higher Postscript revenue.

Geographical Information

	Three Months		Percent	Six Months		Percent
	2007	2006	Change	2007	2006	Change
Americas	$383.5	$305.9	25%	$681.8	$619.5	10%
Percentage of total revenues	52%	48%		49%	48%
EMEA	210.9	181.3	16%	426.6	388.3	10%
Percentage of total revenues	28%	29%		31%	30%
Asia	151.2	148.3	2%	286.6	283.1	1%
Percentage of total revenues	20%	23%		20%	22%
Total revenues	$745.6	$635.5		$1,395.0	$1,290.9

Overall revenues in each of the geographic segments for the three and six months ended June 1, 2007 increased, compared to the three and six months ended June 2, 2006 primarily due to success with our Acrobat 8 family of products and the launch of our CS3 family of products in the second quarter of fiscal 2007.

Revenue in the Americas increased during the three and six months ended June 1, 2007 compared to the three and six months ended June 1, 2006 primarily due to the launch of our CS3 family of products and  increased revenue from the Acrobat 8 family of products. Revenue in the Americas also increased in the Enterprise Solutions, Mobile and Device Solutions and Platform products, due to higher sales volumes.

Revenue in EMEA increased during the three and six months ended June 1, 2007 compared to the three and six months ended June 2, 2006 due to increases in revenue from Design Standard and Acrobat Pro products within the Creative Solutions and Knowledge Worker Solutions segments. Additionally, revenues in EMEA measured in U.S. dollars increased approximately $13.7 million and $27.2 million during the three and six months ended June 1, 2007, respectively, over the same reporting periods last year due to the strength of the euro over the U.S. dollar.

Revenue in Asia remained relatively stable during the three and six months ended June 1, 2007 compared to the three and six months ended June 1, 2006. The increases in revenues were in the Mobile and Device Solutions, Enterprise Solutions and Knowledge Worker Solutions. These increases were offset with decreases in the Creative Solutions revenues primarily due to the fact that the launch of our CS3 family of products will occur in Japan in the third quarter of fiscal 2007. Additionally, revenues in Asia measured in U.S. dollars decreased approximately $1.2 million and $1 million during the three and six months ended June 1, 2007, respectively, over the same reporting periods last year due to the strength of the U.S. dollar over the yen.

Inventory Information

At the end of the second quarter of fiscal 2007 our distributor inventory position was within our global inventory policy which allows up to an estimated 4.5 weeks of anticipated product supply at our distributors.

With regard to our product backlog, our experience is that the actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects. For example, prior to the finalization and release of new products, we may have significant levels of orders for new product releases. Our backlog of unfulfilled orders at the end of the second quarter of fiscal 2007, other than those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy, was approximately 1% of second quarter fiscal 2007 revenue. The comparable backlog at the end of the first quarter of fiscal 2007 was less than 1% of the first quarter of fiscal 2007 revenue.

Cost of Revenue for the Three and Six Months Ended June 1, 2007 and June 2, 2006

	Three Months		Percent	Six Months		Percent
	2007	2006	Change	2007	2006	Change
Product	$70.7	$49.3	43%	$124.5	$112.1	11%
Percentage of total revenues	9%	8%		9%	9%
Services and support	20.5	16.3	26%	39.0	31.2	25%
Percentage of total revenues	3%	3%		3%	2%
Total cost of revenues	$91.2	$65.6		$163.5	$143.3

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies and the costs associated with the manufacturing of our products.

Cost of product revenue fluctuated due to the following:

	% Change 2006 to 2007 QTD	% Change 2006 to 2007 YTD
Increased amortization of purchased technology	19%	2%
Increased royalties for licensed technologies	8	4
Increased excess and obsolete inventory	8	4
Increased (decreased) localization costs related to our product launches	3	(1)
Increased (decreased) material costs due to product mix	1	(1)
Various individually insignificant items	4	3
Total change	43%	11%

Amortization expense of purchased technology increased in the second quarter of fiscal 2007 due to charges incurred in connection with certain technology licensing arrangements entered into during the quarter. See Note 3 to our Condensed Consolidated Financial Statements for more information.

Cost of services and support revenue is composed primarily of employee-related costs and related costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased during the three and six months ended June 1, 2007 as compared to the three and six months ended June 2, 2006, due to compensation and related benefits as a result of higher headcount to support our product launches.

Operating Expenses for the Three and Six Months Ended June 1, 2007 and June 2, 2006

	Three Months		Percent	Six Months		Percent
	2007	2006	Change	2007	2006	Change
Research and development	$150.0	$133.3	13%	$287.2	$270.8	6%
Percentage of total revenues	20%	21%		21%	21%

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses fluctuated due to the following:

	% Change 2006 to 2007 QTD	% Change 2006 to 2007 YTD
Increased compensation and related benefits associated with headcount growth	9%	9%
Increased compensation associated with higher incentive compensation and stock based compensation	5	—
Increased professional and consulting fees	2	2
Decreased technology purchases	—	(2)
Various individually insignificant items	(3)	(3)
Total change	13%	6%

The increase in the higher incentive compensation for the three months ended June 1, 2007 relates to higher expense for profit sharing and employee bonuses.

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

	Three Months		Percent	Six Months		Percent
	2007	2006	Change	2007	2006	Change
Sales and marketing	$236.4	$210.4	12%	$451.1	$424.2	6%
Percentage of total revenues	32%	33%		32%	33%

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

Sales and marketing expenses fluctuated due to the following:

	% Change 2006 to 2007 QTD	% Change 2006 to 2007 YTD
Increased compensation and related benefits associated with headcount growth	4%	3%
Increased compensation associated with higher incentive compensation and stock based compensation	5	3
Increased professional and consulting fees	2	3
Increased facility costs	1	1
Increased (decreased) marketing spending related to product launches and overall marketing efforts to further increase revenues	1	(1)
Various individually insignificant items	(1)	(3)
Total change	12%	6%

	Three Months		Percent	Six Months		Percent
	2007	2006	Change	2007	2006	Change
General and administrative	$68.6	$59.7	15%	$129.9	$120.0	8%
Percentage of total revenues	9%	9%		9%	9%

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

General and administrative expenses fluctuated due to the following:

	% Change 2006 to 2007 QTD	% Change 2006 to 2007 YTD
Increased compensation and related benefits associated with headcount growth	4%	4%
Increased compensation associated with higher incentive compensation and stock based compensation	9	2
Increased depreciation and amortization	2	2
Total change	15%	8%

The increase in the higher incentive compensation for the three months ended June 1, 2007 relates to higher expense for profit sharing and employee bonuses.

	Three Months				Percent	Six Months			Percent
	2007		2006		Change	2007		2006	Change
Restructuring and other charges	$0.0		$1.2		* %	$0.0		$20.2	* %
Percentage of total revenues	*	%	*	%		*	%	2%

*                    Percentage is not meaningful.

In the first quarter of fiscal 2006, pursuant to Board of Directors’ approval, we implemented a restructuring plan to eliminate 313 positions held by Adobe employees worldwide and which impacted all functional areas. The reduction in force was completed in fiscal 2006. The restructuring plan also includes costs related to the world-wide consolidation of facilities, the cancellation of certain contracts and the write-off of fixed assets located at facilities that will be vacated.

	Three Months		Percent	Six Months		Percent
	2007	2006	Change	2007	2006	Change
Amortization of purchased intangibles	$18.9	$17.3	9%	$36.6	$34.4	6%
Percentage of total revenues.	3%	3%		3%	3%

As a result of acquiring Macromedia, we acquired purchased intangibles which will be amortized over their estimated useful lives of two to four years. In addition, during the second quarter of fiscal 2007, we acquired $12.9 million of purchased intangibles which will be amortized over their estimated useful lives.

Included in the amortization of purchased intangibles is $1.5 million related to the in process research and development from the acquisition that occurred during the second quarter of fiscal 2007.

Non-operating Income for the Three and Six Months Ended June 1, 2007 and June 2, 2006

	Three Months			Percent	Six Months			Percent
	2007	2006		Change	2007	2006		Change
Investment gain, net	$4.2	$2.7		56%	$9.8	$1.4		600%
Percentage of total revenues	1%	*	%		1%	*	%
Interest and other income	20.5	13.9		47%	43.0	29.5		46%
Percentage of total revenues	3%	2%			3%	2%
Total non-operating income	$24.7	$16.6			$52.8	$30.9

*                    Percentage is not meaningful.

Investment Gain, net

Investment gain, net consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and gains and losses of Adobe Ventures. In the six months ended June 1, 2007, investment gain, net increased due to the gain on sale of a marketable equity investment.

Interest and Other Income

The largest component of interest and other income is interest earned on cash, cash equivalents and short-term fixed income investments, but also includes gains and losses on the sale of fixed income investments, foreign exchange transaction and hedging gains and losses, and interest expense.

Interest and other income increased during the three and six months ended June 1, 2007 as compared to the three and six months ended June 2, 2006 due to higher interest income as a result of increased levels of cash and higher rates of return as well as gains on portfolio investments during fiscal 2007.

Provision for Income Taxes for the Three and Six Months Ended June 1, 2007 and June 2, 2006

	Three Months		Percent	Six Months		Percent
	2007	2006	Change	2007	2006	Change
Provision for income taxes	$52.6	$41.4	27%	$83.2	$80.6	3%
Percentage of total revenues	7%	7%		6%	6%
Effective tax rate	26%	25%		22%	26%

Our effective tax rate increased approximately 1% in the three months ended June 1, 2007 as compared to the three months ended June 2, 2006. The increase is primarily due to the income tax effects associated with reductions in estimated tax exempt interest income and changes in estimated taxable income in the U.S.

Our effective tax rate decreased approximately 4% during the six months ended June 1, 2007 as compared to the six months ended June 2, 2006. The decrease is primarily due to the reinstatement of the federal research and development tax credit in December 2006. The reinstatement of the credit was retroactive to January 1, 2006. A $12.3 million cumulative tax benefit for the credit relating to fiscal 2006 was reflected in its entirety in the first quarter of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

	June 1, 2007	December 1, 2006	Percent Change
Cash, cash equivalents and short-term investments	$2,323.8	$2,280.9	2%
Working capital	$2,173.4	$2,207.1	(2)%
Stockholders’ equity	$5,195.7	$5,151.9	1%

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll related expenses; general operating expenses including marketing, travel and office rent; and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and participation in the employee stock purchase plan and another use of cash is our stock repurchase program, which is detailed below.

Net cash provided by operating activities in the six months ended June 1, 2007, is primarily comprised of net income, net of non-cash related expenses and increased from $417.5 million for the six months ended June 2, 2006 to $615.9 million for the six months ended June 1, 2007. The primary working capital sources of cash were increases in net income, decreases in trade receivables and increases in deferred revenue and accrued expenses. Accounts receivable decreased due to high Acrobat 8 sales near the end of fiscal 2006 which were collected in the first quarter of 2007. As compared to the same period last year, our days sales outstanding in trade receivables (“DSO”) decreased from 40 days to 39 days. Net changes in accrued expenses increased primarily relating to compensation and related employee benefits and increases to accrued employee stock purchases. Deferred revenue also increased due to strong upgrade plan sales in the second quarter of fiscal 2007, international free-of-charge upgrade deferrals for our CS3 products and other related point products. Other increases to deferred revenue relate to the Lightroom products, where revenue is being recognized on a ratable basis.

The primary working capital uses of cash were increases in prepaid expenses and other current assets and decreases in accrued restructuring and income taxes payable. Prepaid expenses and other current assets increased due to activity in taxes receivable outside of North America offset with escrow proceeds received from the sale of one of our strategic investments. Accrued restructuring decreased primarily due to the payments for facility and severance costs. Income taxes payable decreased primarily due to payments related to fiscal 2006 tax liabilities.

Net cash from investing activities decreased from cash provided for the six months ended June 1, 2006 of $303.8 million to cash used for the six months ended June 1, 2007 of $157.8 million. In the first six months ended June 2, 2006, net cash acquired with the Macromedia acquisition amounted to $488.4 million. Other decreases include purchases of short-term investments offset with maturities and sales of short-term investments, increased purchases of property and equipment and an acquisition during fiscal 2007.  Additionally, as part of our lease extension for the Almaden Tower lease completed during the second fiscal quarter of 2007, we purchased a portion of the lease receivable totaling $80.4 million. See Note 11 of our Notes to Condensed Consolidated Financial Statements for further information regarding this lease extension.

Net cash used for financing activities decreased approximately $388 million in the six months ended June 1, 2007 as compared to cash used for the same period last year primarily due to the reduced purchases of treasury stock when compared to the prior year. (See section titled “Stock Repurchase Program I). Cash used during the six months ended June 1, 2007 was partially offset by the proceeds related to the issuance of the treasury stock.

We expect to continue our investing activities, including short-term and long-term investments and purchases of computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to repurchase stock under our stock repurchase programs and strategically acquire software companies, products or technologies that are complementary to our business. The Board of Directors has approved a facilities expansion for our operations in India, which may include the purchase of land and buildings. As previously disclosed, the company plans to invest $100 million in venture capital, of which $15 million was already spent. The remaining balance will be invested over the next three to five years.

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

Adobe uses professional investment management firms to manage most of our invested cash. External investment firms managed, on average, 78% of Adobe’s invested balances during the second quarter of fiscal 2007. Within the U.S., the fixed income portfolio is primarily invested in municipal bonds. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury notes and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market and enhanced money market funds for working capital purposes. As of June 1, 2007, $103 million of the securities now classified as short-term investments have structural features that allow us to sell the securities at par within 90 days and thus retain similar liquidity characteristics as cash equivalents. All investments are made according to policies approved by the Board of Directors.

During the second quarter of fiscal 2007, we entered into certain technology licensing arrangements for approximately $46 million. These amounts were paid during the third quarter of fiscal 2007.

Stock Repurchase Program I

To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and enter into structured stock repurchase agreements with third parties.

Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. Refer to Part II, Item 2(c) in this filing for share repurchases during the quarter ended June 1, 2007.

During the first half of fiscal 2007 we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $600 million. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the VWAP of our common stock. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval, and the average VWAP of our stock during the interval less the agreed upon discount.

The prepayments were classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by June 1, 2007 are excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of June 1, 2007 will expire on or before December 21, 2007. As of June 1, 2007 approximately $386.9 million of up-front payments remained under the agreements. During the first half of fiscal 2007, we repurchased 10.7 million shares at an average price of $39.00 through structured repurchase agreements which included prepayments from fiscal 2006.

Stock Repurchase Program II

In April 2007, we announced that our Board of Directors authorized a new stock repurchase program. Under the new program, we are authorized to repurchase in aggregate up to 20 million shares of our common stock and is not subject to expiration. This program is in addition to our existing stock repurchase program to offset dilution from employee stock programs. As of June 1, 2007 no shares have been repurchased under this program.

In June 2007, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $850 million. The $850 million will be classified as treasury stock on our balance sheet. See Note 8 of our Notes to Condensed Consolidated Financial Statements for further information regarding our structured stock repurchase agreements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of June 1, 2007 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 11 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

Lease Commitments

The two lease agreements discussed in Note 11 of our Notes to Condensed Consolidated Financial Statements are subject to standard financial covenants. As of June 1, 2007, we were in compliance with all of our financial covenants. We expect to remain within compliance in the next 12 months. We are comfortable with these limitations and believe they will not impact our cash or credit in the coming year or restrict our ability to execute our business plan.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized $5.2 million and $3 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of June 1, 2007, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no significant changes in our market risk exposures for the three and six months ended June 1, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of June 1, 2007, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q, and were also effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting during the quarter ended June 1, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Adobe, Microsoft Corporation, Macromedia, Inc. and Trellix Corporation in the U.S. District Court, District of Massachusetts, alleging infringement of U.S. Patent No. 5,835,712, entitled “Client-Server System Using Embedded Hypertext Tags for Application and Database Development.” In May 2007, we resolved this matter without any material effect on our financial statements.

On October 13, 2006, a purported shareholder derivative action entitled Steven Staehr v. Bruce R. Chizen, et al was filed in the Superior Court of California for the County of Santa Clara against certain of the Company’s current and former officers and directors, and against Adobe as a nominal defendant. The complaint asserts that stock option grants to executives were priced retroactively by Adobe and were improperly accounted for, and alleges various causes of action based on that assertion. The complaint seeks payment by the defendants to Adobe of damages allegedly suffered by it and disgorgement of profits, as well as injunctive relief. As of June 1, 2007, we do not believe that a loss is probable or estimable.

In connection with our anti-piracy efforts, conducted both internally and through organizations such as the Business Software Alliance, from time to time we undertake litigation against alleged copyright infringers. Such lawsuits may lead to counter-claims alleging improper use of litigation or violation of other local laws. We believe we have valid defenses with respect to such counter-claims; however, it is possible that our consolidated financial position, cash flows or results of operations could be affected in any particular period by the resolution of one or more of these counter-claims.

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

Any delays or failures in developing and marketing our products may have a harmful impact on our results of operations. Our inability to extend our core technologies into new applications and new platforms and to anticipate or respond to technological changes could affect continued market acceptance of our products and our ability to develop new products. Delays in product or upgrade introductions could cause a decline in our revenue, earnings or stock price. We cannot determine the ultimate effect these delays or the introduction of new products or upgrades will have on our revenue or results of operations.

Introduction of new products by existing and new competitors could harm our competitive position and results of operations.

The end markets for our software products are intensely and increasingly competitive, and are significantly affected by product introductions and market activities of industry competitors, including Microsoft’s Vista operating system which contains a new fixed document format, XPS, which competes with Adobe PDF, and its introduction of Office 12 which offers a feature to save Microsoft Office documents as PDF files through a freely distributed plug-in, which competes with Adobe PDF creation. Additionally, Microsoft recently introduced Silverlight, a web development tool for rich internet applications, which competes with Adobe Flash and Adobe Flex. If these competing products achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of our Annual Report on Form 10-K/A.

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

We offer our Creative Solutions and Knowledge Worker Solutions application-based products primarily on Windows and Macintosh platforms and on some UNIX platforms. We generally offer our server-based products, but not desktop application products, on the Linux platform as well as the Windows and UNIX platforms. To the extent that there is a slowdown of customer purchases of personal computers on either the Windows or Macintosh platform or in general, or to the extent that significant demand arises for our products or competitive products on the Linux desktop platform before we choose and are able to offer our products on this platform, our business could be harmed. Additionally, to the extent that we have difficulty transitioning product or version releases to new Windows and Macintosh operating systems, or to the extent new releases of operating systems or other third party products make it more difficult for our products to perform, our business could be harmed.

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

Additionally, we take significant measures to protect the secrecy of our confidential information and trade secrets, including our source code (the “detailed program commands for our software programs”). If unauthorized disclosure of our source code occurs, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors, and partners. However there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations it may be difficult and or costly for us to enforce our rights.

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

We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Website for our development, marketing, operational, support, hosted services and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cyber-attack, terrorist attack, or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. Our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in San Jose, California, which is near major earthquake faults. We have developed disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

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

We generate approximately 50% of our total revenue from sales to customers outside of the Americas. Sales to these customers subject us to a number of risks, including (i) foreign currency fluctuations, (ii) changes in government preferences for software procurement, (iii) international economic and political conditions, (iv) unexpected changes in, or impositions of, international legislative or regulatory requirements, (v) inadequate local infrastructure, (vi) delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, (vii) transportation delays, (viii) the burdens of complying with a variety of foreign laws, including more stringent consumer and data protection laws, and other factors beyond our control, including terrorism, war, natural disasters and diseases. If sales to any of our customers outside of the Americas are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure.

Our operating results are subject to fluctuations in foreign currency exchange rates. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We have established a hedging program to partially hedge our exposure to foreign currency exchange rate fluctuations on primarily the Japanese yen and the euro. We regularly review our hedging program and will make adjustments as necessary based on the judgment factors discussed above. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.

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

•       accounting for income taxes; and

•       accounting for business combinations and related goodwill

In particular, in the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which requires the measurement of all stock-based compensation to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The adoption of SFAS 123R had a significant adverse effect on our reported financial results. It will continue to significantly adversely affect our reported financial results and may impact the way in which we conduct our business.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined resulting in an impact on our results of operations. In particular, our Mobile and Device Solutions segment, which primarily consists of assets acquired in the Macromedia acquisition, has approximately $313 million and $72 million in goodwill and intangible assets, respectively. This segment is in an emerging market with high growth potential. Revenues are based on the introduction of new products and future royalties. If future revenues or revenue forecasts for this segment do not meet our expectations, we will be required to record a charge to earnings reflecting an impairment of this recorded goodwill or intangible assets.

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

We have investments and plan to continue to make future investments in privately held companies, many of which are considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products these companies have under development is typically in the early stages and may never materialize. Our investment activities can impact our net income. Future price fluctuations in these securities and any significant long-term declines in value of any of our investments could reduce our net income in future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Below is a summary of stock repurchases for the quarter ended June 1, 2007. See Note 8 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase programs.

Plan/ Period	Shares Repurchased(1)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be repurchased as of March 2, 2007			154,492,415	(2)
March 3 – March 30, 2007
From employees(3)	110	$39.17
Structured repurchases	1,602,077	$37.85
March 31 – April 27, 2007
From employees(3)	130	$41.64
Structured repurchases	2,334,797	$40.46
April 28 – June 1, 2007
From employees(3)	67	$42.64
Structured repurchases	1,924,911	$40.17
Adjustments to repurchase authority for net dilution	—		25,955,337	(4)
Total shares repurchased	5,862,092		(5,862,092)
Ending shares available to be repurchased as of June 1, 2007			174,585,660	(5)

(1)                All shares were purchased as part of publicly announced plans.

(2)                Additional 109 million shares were issued for the acquisition of Macromedia which accounted for the majority of the repurchase authorization.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders, held on April 5, 2007, our stockholders voted on the following proposals:

1.   Elect five Class I members of the Board of Directors to serve for a two-year term:

Name	Votes For	Votes Withheld
Robert K. Burgess	487,655,838	31,211,956
Carol Mills	493,319,493	25,548,301
Colleen M. Pouliot	494,406,020	24,461,774
Robert Sedgewick	488,613,726	30,254,068
John E. Warnock	487,856,696	31,011,098

2.   Approve the amendment and restatement of the 2003 Equity Incentive Plan.

For	366,930,616
Against	79,453,157
Abstain	3,889,446
Broker non-votes	68,594,575

3.   Consider and vote on a stockholder proposal for the Executive Compensation Committee of the Board of Directors to adopt a policy requiring that senior executives retain a significant percentage of shares acquired through equity compensation programs during their employment, and to report to stockholders regarding the policy before Adobe’s 2008 annual meeting of stockholders.

For	123,786,259
Against	310,253,497
Abstain	16,234,712
Broker non-votes	68,593,326

4.   Ratify the appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending on November 30, 2007.

For	505,226,075
Against	10,477,831
Abstain	3,163,888

ITEM 5. OTHER INFORMATION

Attached as Exhibit 100 to this Quarterly Report on Form 10-Q are the following materials, formatted in Extensible Business Reporting Language (“XBRL”): the information contained in Item 1 of Part I, (i) the Consolidated Balance Sheets at June 1, 2007 and December 1, 2006, (ii) the Consolidated Statements of Income for the three and six months ended June 1, 2007 and June 2, 2006 and (iii) the Consolidated Statements of Cash Flows for the six months ended June 1, 2007 and June 2, 2006 and information contained in Item 2 of Part I. The financial information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Registrant. The purpose of submitting these XBRL documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

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

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Bylaws	8-K	9/23/05	3.1
3.2	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
3.2.1	Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware	10-Q	4/11/03	3.6.1
3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/8/03	3.3
4.1	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-A/2G/A	5/23/03	7
10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6
10.2	Amended 1994 Performance and Restricted Stock Plan*	10-K/A	2/6/07	10.2
10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-Q	10/7/04	10.3
10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40
10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.6	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6
10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8
10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37
10.10	2003 Equity Incentive Plan, as amended and restated*	DEF 14A	3/02/07	Appendix A
10.11	Forms of Stock Option and Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11
10.12	Form of Indemnity Agreement*	10-Q	5/30/97	10.25.1

10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14
10.15	Lease between Adobe Systems and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1
10.16	Participation agreement among Adobe Systems, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2
10.17	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999	10-K	3/30/00	10.23
10.18	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000	10-Q	8/14/00	10.3
10.19	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K/A	2/6/07	10.20
10.20	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	10-K/A	2/6/07	10.21
10.21	Adobe Systems Incorporated 2004 Annual Executive Incentive Plan*	8-K	1/13/05	10.1
10.22	Adobe Systems Incorporated 2005 Annual Executive Incentive Plan*	8-K	1/13/05	10.2
10.23	Description of 2005 Director Compensation*	10-K	2/2/05	10.21
10.24	Description of 2006 Director Compensation*	8-K	9/23/05	10.1
10.25	Adobe Systems Incorporated 2006 Management Team Annual Incentive Plan *	8-K	1/13/06	10.1
10.26	2007 Executive Officer Annual Incentive Plan*	8-K	1/30/07	10.5
10.27	2005 Equity Incentive Assumption Plan*	8-K	12/07/05	10.2
10.28	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/07/05	10.3
10.29	Allaire Corporation 1997 Stock Incentive Plan*	S-8	03/27/01	4.06
10.30	Allaire Corporation 1998 Stock Incentive Plan*	S-8	03/27/01	4.07
10.31	Allaire Corporation 2000 Stock Incentive Plan*	S-8	03/27/01	4.08

10.32	Andromedia, Inc. 1996 Stock Option Plan*	S-8	12/07/99	4.07
10.33	Andromedia, Inc. 1997 Stock Option Plan*	S-8	12/07/99	4.08
10.34	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09
10.35	ESI Software, Inc. 1996 Equity Incentive Plan*	S-8	10/18/99	4.08
10.36	eHelp Corporation 1999 Equity Incentive Plan*	S-8	12/29/03	4.08
10.37	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07
10.38	Bright Tiger Technologies, Inc. 1996 Stock Option Plan*	S-8	03/27/01	4.11
10.39	Live Software, Inc. 1999 Stock Option/Stock Issuance Plan*	S-8	03/27/01	4.10
10.40	Macromedia, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.07
10.41	Macromedia, Inc. 1993 Directors Stock Option Plan*	10-Q	08/03/01	10.02
10.42	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	08/03/01	10.01
10.43	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	08/10/05	4.08
10.44	Form of Macromedia, Inc. Stock Option Agreement*	S-8	08/10/05	4.09
10.45	Middlesoft, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.09
10.46	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10
10.47	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01
10.48	Restricted Stock Purchase Agreement between Macromedia, Inc. and Stephen Elop, dated January 24, 2005*	10-Q	2/8/05	10.02
10.49	Restricted Stock Purchase Agreement between Macromedia, Inc. and Robert Burgess, dated January 24, 2005*	10-Q	2/8/05	10.03
10.50	Amended and Restated Employment Agreement by and between Robert K. Burgess, dated January 21, 2005*	8-K	1/21/05	10.01
10.51	Amendment to Employment Agreement by and between Adobe Systems Incorporated, Adobe Macromedia Software LLC and Robert K. Burgess, dated December 7, 2005*	8-K	12/12/05	10.2

10.52	Amended and Restated Employment Agreement between Adobe Systems Incorporated and Stephen Elop, dated May 23, 2005*	S-4	6/28/05	10.1
10.53	Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.1
10.54	Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.2
10.55	Form of Maximum Award Grant Notice used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.3
10.56	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.4
10.57	Adobe Systems Incorporated Deferred Compensation Plan*	8-K	9/26/06	10.1
10.58	Form of Maximum Award Grant Notice used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.5
10.59	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.6
10.60	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Inventive Plan*	8-K	1/30/07	10.1
10.61	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.2

10.62	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3
10.63	Form of Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Stems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4
10.64	Adobe Systems Incorporated Executive Cash Bonus Plan	DEF 14A	2/24/06	Appendix B
10.65	Employment Transition Agreement between Adobe Systems Incorporated and Murray J. Demo, dated March 21, 2006*	8-K	3/22/06	10.1
10.66	Employment offer letter between Adobe Systems Incorporated and Randy Furr, dated May 16, 2006*	8-K	5/22/06	10.1
10.67	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	8-K	11/16/06	10.2
10.68	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1
10.69	Confidential Resignation Agreement and General Release of Claims between Adobe Systems Incorporated and Peg Wynn, dated January 22, 2007*	10-K/A	2/6/07	10.66
10.70	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
100.INS	XBRL Instance††				X

100.SCH	XBRL Taxonomy Extension Schema††	X
100.CAL	XBRL Taxonomy Extension††	X
100.LAB	XBRL Taxonomy Extension Labels††	X
100.PRE	XBRL Taxonomy Extension††	X

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
Date: July 9, 2007

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

Adobe

Acrobat

Acrobat Connect

Adobe LiveCycle

ColdFusion

Creative Suite

Flash

FlashCast

Flash Lite

Flex

Lightroom

LiveCycle

Macromedia

PostScript

Reader

Shockwave

All other brand or product names are trademarks or registered trademarks of their respective holders.