Form 10-Q
period 2007-08-31
ADOBE SYSTEMS INC
filed 2007-10-02
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

The number of shares outstanding of the registrant’s common stock as of September 28, 2007 was 573,787,932.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	August 31,	December 1,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$559,283	$772,500
Short-term investments	1,396,431	1,508,379
Trade receivables, net of allowances for doubtful accounts of $5,091 and $6,798, respectively	260,953	356,815
Other receivables	60,721	51,851
Deferred income taxes	168,783	155,613
Prepaid expenses and other assets	59,059	39,311
Total current assets	2,505,230	2,884,469
Property and equipment, net	278,722	227,197
Goodwill	2,153,093	2,149,494
Purchased and other intangibles, net	438,260	506,405
Investment in lease receivable	207,239	126,800
Other assets	83,917	68,183
	$5,666,461	$5,962,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$64,374	$55,031
Accrued expenses	349,263	303,550
Accrued restructuring	5,849	10,088
Income taxes payable	223,816	178,368
Deferred revenue	164,442	130,310
Total current liabilities	807,744	677,347
Long-term liabilities:
Deferred revenue	27,660	32,644
Deferred income taxes	60,777	70,715
Accrued restructuring	15,887	21,984
Other liabilities	21,393	7,982
Total liabilities	933,461	810,672
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued and outstanding	61	61
Additional paid-in-capital	2,432,489	2,451,610
Retained earnings	3,819,384	3,317,785
Accumulated other comprehensive income	13,700	6,344
Treasury stock, at cost (25,153 and 13,608 shares, respectively), net of re-issuances	(1,532,634)	(623,924)
Total stockholders’ equity	4,733,000	5,151,876
	$5,666,461	$5,962,548

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2007	September 1, 2006	August 31, 2007	September 1, 2006
Revenue:
Products	$813,382	$579,185	$2,147,149	$1,830,905
Services and support	38,304	23,006	99,521	62,220
Total revenue	851,686	602,191	2,246,670	1,893,125
Total cost of revenue:
Products	69,002	53,308	193,532	165,426
Services and support	23,619	16,171	62,566	47,406
Total cost of revenue	92,621	69,479	256,098	212,832
Gross profit	759,065	532,712	1,990,572	1,680,293
Operating expenses:
Research and development	163,217	130,440	450,395	401,268
Sales and marketing	251,243	217,203	702,323	641,418
General and administrative	71,132	57,311	201,004	177,324
Restructuring and other charges	555	32	555	20,251
Amortization of purchased intangibles and incomplete technology	17,893	17,693	54,542	52,111
Total operating expenses	504,040	422,679	1,408,819	1,292,372
Operating income	255,025	110,033	581,753	387,921
Non-operating income:
Investment gain (loss)	(694)	(5,113)	9,069	(3,718)
Interest and other income, net	22,664	18,092	65,691	47,563
Total non-operating income	21,970	12,979	74,760	43,845
Income before income taxes	276,995	123,012	656,513	431,766
Provision for income taxes	71,752	28,616	154,914	109,201
Net income	$205,243	$94,396	$501,599	$322,565
Basic net income per share	$0.35	$0.16	$0.85	$0.54
Shares used in computing basic net income per share	583,670	586,433	587,141	594,023
Diluted net income per share	$0.34	$0.16	$0.83	$0.53
Shares used in computing diluted net income per share	597,334	600,882	602,263	612,791

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	August 31, 2007	September 1, 2006
Cash flows from operating activities:
Net income	$501,599	$322,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	237,274	232,546
Stock-based compensation	110,090	131,023
Tax benefit from employee stock option plans	75,878	81,587
Retirements of property and equipment	604	—
Provision (recovery) for losses on receivables	(1,632)	724
Net (gains) losses on sales and impairments of investments	(10,834)	12,055
Deferred income taxes	(20,405)	7,871
Excess tax benefits from stock-based compensation	(54,396)	(75,822)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	94,903	(35,403)
Prepaid expenses and other current assets	(16,135)	12,136
Trade and other payables	9,052	(4,516)
Accrued expenses	34,919	(79,591)
Accrued restructuring	(10,547)	(36,181)
Income taxes payable	64,746	(1,612)
Deferred revenue	25,971	41,527
Net cash provided by operating activities	1,041,087	608,909
Cash flows from investing activities:
Purchases of short-term investments	(1,755,079)	(1,082,020)
Maturities of short-term investments	335,895	275,965
Sales of short-term investments	1,531,651	733,486
Purchases of property and equipment	(103,944)	(50,169)
Purchases of long-term investments and other assets	(85,173)	(18,595)
Investment in lease receivable	(80,439)	—
Acquisitions, net of cash	(66,730)	471,502
Issuance costs for credit facility	(838)	—
Proceeds from sale of equity securities	11,310	8,490
Net cash (used for) provided by investing activities	(213,347)	338,659
Cash flows from financing activities:
Purchases of treasury stock	(1,451,525)	(1,164,249)
Proceeds from issuance of treasury stock	354,652	360,994
Excess tax benefits from stock-based compensation	54,396	75,822
Proceeds from issuance of common stock	—	306
Net cash used for financing activities	(1,042,477)	(727,127)
Effect of foreign currency exchange rates on cash and cash equivalents	1,520	3,495
Net (decrease) increase in cash and cash equivalents	(213,217)	223,936
Cash and cash equivalents at beginning of period	772,500	420,818
Cash and cash equivalents at end of period	$559,283	$644,754
Supplemental disclosures:
Common and treasury stock issued and stock options assumed for acquisition of Macromedia	$—	$3,436,725
Cash paid for income taxes, net of refunds	$38,434	$24,138

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

There have been no significant changes in our significant accounting policies during the three and nine months ended August 31, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K/A for the fiscal year ended December 1, 2006.

Reclassification

Certain amounts for the nine months ended September 1, 2006 as reported in the Consolidated Statements of Cash Flows have been revised. Specifically, there were revisions and reclassifications totaling $9.7 million to operating activities, ($3.9) million to investing activities and ($5.8) million to financing activities. These revisions and reclassifications related to the following:

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

Recent Accounting Pronouncements

With the exception of the Financial Accounting Standards Board (the “FASB”) statements defined below, there have been no significant changes in recent accounting pronouncements during the nine months ended August 31, 2007 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K/A for the fiscal year ended December 1, 2006.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide-Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 defines investment companies for purposes of applying the related AICPA Audit and Accounting Guide. SOP 07-1 provides guidance on whether an investment company’s parent or equity-method investor should retain investment-company accounting in its financial statements. SOP 07-1 is effective for us beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We are currently evaluating the impact, if any, that SOP 07-1 will have on our consolidated financial statements.

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

During the nine months ended August 31, 2007, we completed two acquisitions for cash consideration of approximately $70.0 million. These acquisitions were not material to our consolidated balance sheet and results of operations.

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Below is our goodwill reported by segment as of December 1, 2006 and August 31, 2007:

	2006(1)	Acquisitions	Other	2007
Creative Solutions	$936,393	$51,067	$(19,992)	$967,468
Knowledge Worker Solutions	423,048	—	(11,485)	411,563
Enterprise and Developer Solutions	325,033	—	(5,347)	319,686
Mobile and Device Solutions	217,542	—	(4,979)	212,563
Other(2)	247,478	—	(5,665)	241,813
Total	$2,149,494	$51,067	$(47,468)	$2,153,093

(1)                The 2006 balances have been revised to correct insignificant errors in the original allocation of Macromedia goodwill to the various segments. The correction resulted in a reduction in goodwill

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES (Continued)

allocated to Knowledge Worker, Enterprise & Developer Solutions and Mobile & Devices of $6.0 million, $57.9 million and $103.8 million, respectively, and an increase in goodwill allocated to Creative Solutions and Other of $153.7 million and $14.0 million, respectively. This correction did not impact the total balance of goodwill in our financial statements. This reallocation also had no impact on our annual impairment analysis which occurred in the second quarter of fiscal 2007.

(2)                Changes in goodwill in “Other” relate primarily to our Print and Classic Publishing segment.

The column “Other” above includes net reductions in goodwill of (i) $21.4 million related to pre-acquisition research and development credits for Macromedia including a $5.7 million adjustment in the third quarter of fiscal 2007, (ii) $16.9 million for insignificant revisions to the valuation of Macromedia assumed options, net of tax impact, (iii) $4.1 million for the realization of tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions of vested options assumed and (iv) other individually insignificant tax related items.

Amortization expense related to purchased and other intangible assets was $61.7 million and $175.4 million for the three and nine months ended August 31, 2007, respectively. Comparatively, amortization expense was $54.6 million and $166.6 million for the three and nine months ended September 1, 2006, respectively. Of these amounts, $43.8 million and $122.4 million are included in cost of sales for the three and nine months ended August 31, 2007, respectively and $36.9 million and $114.5 million are included in cost of sales for the three and nine months September 1, 2006, respectively. Purchased and other intangible assets, subject to amortization were as follows as of August 31, 2007:

	December 1, 2006 Cost	December 1, 2006 Net	Additions	Amortization Expense	August 31, 2007 Net
Purchased technology	$397,098	$249,722	$59,470	$(102,599)	$206,593
Localization	$9,060	$6,799	$35,632	$(19,745)	$22,686
Trademarks	130,925	104,068	300	(19,152)	85,216
Customer contracts and relationships	188,401	145,525	11,170	(33,719)	122,976
Other intangibles	600	291	700	(202)	789
Total other intangible assets	$328,986	$256,683	$47,802	$(72,818)	$231,667
Total purchased and other intangible assets	$726,084	$506,405	$107,272	$(175,417)	$438,260

During the nine months of fiscal 2007, we entered into certain technology licensing arrangements for approximately $46.5 million. An estimated $29.8 million of this cost is related to future licensing rights and has been capitalized and recorded as purchased technology. The remainder of the cost was charged to cost of sales for $16.7 million in the second and third quarters of fiscal 2007.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES (Continued)

Purchased and other intangible assets are amortized over their estimated useful lives up to 15 years. As of August 31, 2007, we expect amortization expense in future periods to be as shown below:

Fiscal year	Purchased Technology	Other Intangible Assets
Remainder of 2007	$29,725	$27,972
2008	87,201	80,164
2009	55,950	59,931
2010	6,135	49,350
2011	4,472	12,968
Thereafter	23,110	1,282
Total expected amortization expense	$206,593	$231,667

NOTE 4. OTHER ASSETS

Other assets consisted of the following as of August 31, 2007 and December 1, 2006:

	2007	2006
Investments	$52,542	$46,273
Restricted cash	7,366	2,341
Prepaid royalty	6,407	3,337
Security deposits	6,292	7,510
Prepaid rent	4,692	2,765
Prepaid land lease	3,234	3,263
Unbilled receivables	—	2,400
Other	3,384	294
Total other assets	$83,917	$68,183

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

NOTE 5. TRADE AND OTHER PAYABLES AND ACCRUED EXPENSES

Trade and other payables consisted of the following as of August 31, 2007 and December 1, 2006:

	2007	2006
Trade payables	$33,962	$37,915
Sales and use tax and other payables	30,412	17,116
Total trade and other payables	$64,374	$55,031

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 5. TRADE AND OTHER PAYABLES AND ACCRUED EXPENSES (Continued)

Accrued expenses consisted of the following as of August 31, 2007 and December 1, 2006:

	2007	2006
Accrued compensation and benefits	$168,208	$148,000
Sales and marketing allowances	19,921	20,361
Other	161,134	135,189
Total accrued expenses	$349,263	$303,550

NOTE 6. EMPLOYEE BENEFIT PLANS

Stock-Based Compensation

Stock Options

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from the (i) 2003 Equity Incentive Plan (the “2003 Plan”), under which options can be granted to all employees, including executive officers, and outside consultants and (ii) the 1996 Outside Directors Stock Option Plan, as amended, under which options are granted automatically under a pre-determined formula to non-employee directors. In addition, our stock option program includes the 2005 Equity Incentive Assumption Plan, from which we currently do not grant options, but may do so. The plans listed above are collectively referred to in the following discussion as “the Plans.” Option vesting periods are generally three to four years for all of the Plans. At the end of the third quarter of fiscal 2007, the number of shares outstanding was 54.8 million.

The total intrinsic value of options exercised during the nine months ended August 31, 2007 was $304.3 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

Employee Stock Purchase Plan

Our 1997 Employee Stock Purchase Plan (“ESPP”) allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of a twenty-four month offering period with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower.

Restricted Stock

We grant restricted stock awards and units and performance awards to officers and key employees under our Amended 1994 Performance and Restricted Stock Plan (the “Restricted Stock Plan”). Restricted stock issued under the Restricted Stock Plan generally vests annually over four years.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6. EMPLOYEE BENEFIT PLANS (Continued)

Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to dividends and voting rights. At the end of the third quarter of fiscal 2007, the number of shares granted but still unvested was less than 0.1 million.

Restricted stock units are not considered outstanding at the time of grant, as the holders of these units are not entitled to dividends and voting rights. At the end of the third quarter of fiscal 2007, the number of shares granted, but unreleased was 1.4 million.

Neither unvested restricted stock awards nor restricted stock units are considered outstanding in the computation of basic earnings per share.

Performance Shares

Effective February 2, 2006, the Executive Compensation Committee adopted the 2006 Performance Share Program (the “2006 Program”). The Executive Compensation Committee established the 2006 Program to align the new leadership team to achieve key integration milestones, create stockholder value and to retain key executives. All members of Adobe’s executive management team and other key members of senior management are participating in the 2006 Program which runs through the end of our fiscal 2007. Awards under the 2006 Program were granted in the form of performance shares pursuant to the terms of our 2003 Plan or Restricted Stock Plan. Performance shares will vest 100% at the end of fiscal 2007 if performance goals are met. Participants in the 2006 Program have the ability to receive up to 150% of the shares originally granted. At the end of the third quarter of fiscal 2007, the number of shares granted was 0.3 million and the maximum number of shares eligible to be received is 0.4 million.

Effective January 24, 2007, the Executive Compensation Committee adopted the 2007 Performance Share Program (the “2007 Program”). Similar to the 2006 Program, the 2007 program’s purpose is to align key management and senior leadership with stockholder’s interest and to retain key employees. The measurement period for the program is our fiscal 2007 year. All members of Adobe’s executive management and other key senior leaders are participating in the 2007 Program. Awards granted under the 2007 Program were granted in the form of performance shares pursuant to the terms of Restricted Stock Plan. If pre-determined attainment goals are met, shares of stock will be granted to the recipient, with 25% vesting upon achievement of the attainment goals, and the remaining 75% vesting evenly on the following three annual anniversary dates of the grant, contingent upon the recipient’s continued service to Adobe. Participants in the 2007 Program have the ability to receive up to 200% of the shares originally granted. At the end of the third quarter of fiscal year 2007, the number of shares granted was 0.4 million and the maximum number of shares eligible to be received is 0.7 million.

Stock-Based Compensation

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6. EMPLOYEE BENEFIT PLANS (Continued)

stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and any expected dividends.

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

The assumptions used to value option grants for the three and nine months ended August 31, 2007 and September 1, 2006 are as follows:

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Expected life (in years)	3.58 – 3.66	3.7	3.54 – 4.82	3.7
Volatility	29.62 – 33.70%	33.73 – 36.95%	29.62 – 33.70%	30.29 – 36.95%
Risk free interest rate	4.34 – 5.14%	4.89 – 5.15%	4.34 – 5.14%	4.30 – 5.15%

The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights for the three and nine months ended August 31, 2007 and September 1, 2006 are as follows:

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Expected life (in years)	0.50 – 2.0	1.25	0.50 – 2.0	1.25
Volatility	30.41 – 30.64%	31.86 – 35.02%	30.41 – 32.75%	30.30 – 35.02%
Risk free interest rate	4.87 – 4.93%	5.16 – 5.26%	4.79 – 5.11%	4.32 – 5.26%

As of August 31, 2007, there was $158.1 million of unrecognized compensation cost, which will be recognized over a weighted average period of 2.8 years adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Adobe employees. Additionally, as of August 31, 2007, there was $42.9 million of unamortized stock-based compensation related to the assumption of Macromedia unvested options, which will be recognized over a weighted average period of 1.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6. EMPLOYEE BENEFIT PLANS (Continued)

Deferred Compensation Plan

On September 21, 2006, the Board of Directors approved the Adobe Systems Incorporated Deferred Compensation Plan, effective December 2, 2006 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is an unfunded, non-qualified, deferred compensation arrangement under which certain executives and members of the Board of Directors are able to defer a portion of their annual compensation. Participants may elect to contribute up to 75% of their base salary and 100% of other specified compensation, including commissions, bonuses, performance shares, restricted stock units and directors’ fees. Participants will be able to elect the payment of benefits to begin on a specified date at least three years after the end of the plan year in which the election is made in the form of a lump sum or annual installments over five to fifteen years. Upon termination of a participant’s employment with Adobe, such participant will receive a distribution in the form of a lump sum payment. All distributions will be made in cash, except that deferred performance share units will be settled in stock. As of August 31, 2007, the invested amounts under the Deferred Compensation Plan total $2.1 million and are recorded as long-term other assets on our balance sheet. As of August 31, 2007, we recorded $2.1 million as a long-term liability to recognize undistributed deferred compensation due to employees.

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

Macromedia Merger Restructuring Charges

The following table sets forth a summary of Macromedia restructuring activities as of December 1, 2006 and August 31, 2007:

	Balance 2006	Cash Payments	Adjustments	Balance 2007	Total Costs Incurred To Date
Termination benefits	$1,002	$(370)	$(632)	$—	$26,986
Cost of closing redundant facilities	28,934	(8,771)	170	20,333	19,679
Cost of contract termination	46	(8)	(38)	—	3,238
Other	1,444	(31)	(10)	1,403	1,196
Total	$31,426	$(9,180)	$(510)	$21,736	$51,099

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

Accrued restructuring charges of $21.7 million at August 31, 2007 includes $5.8 million recorded in accrued restructuring, current and $15.9 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets. At December 1, 2006, accrued restructuring charges of $31.4 million includes $9.8 million recorded in accrued restructuring, current and $21.6 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets. We expect to pay these liabilities through fiscal 2011.

Adobe Restructuring Charges

In connection with the worldwide restructuring plan, we recognized costs related to (i) termination benefits for former Adobe employees whose positions were eliminated, (ii) the closure of Adobe facilities and (iii) the cancellation of certain contracts held by Adobe.

Accrued restructuring charges as of August 31, 2007 are zero in the accompanying Condensed Consolidated Balance Sheets as compared to $0.6 million as of December 1, 2006. Accrued restructuring charges as of December 1, 2006 include $0.3 million recorded in accrued restructuring, current and $0.3 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets.

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

During the nine months of fiscal 2007 we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $600.0 million. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

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

The prepayments were classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by August 31, 2007 are excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of August 31, 2007 under this program will expire on or before December 21, 2007. As of August 31, 2007 approximately $200.0 million of up-front payments remained under the agreements. During the nine months of fiscal 2007, we repurchased 15.4 million shares at an average price of $39.23 through structured repurchase agreements which included prepayments from fiscal 2006.

In September 2007, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $500.0 million. The $500.0 million will be classified as treasury stock on our balance sheet.

Stock Repurchase Program II

In April 2007, we announced that our Board of Directors authorized a new stock repurchase program. Under the new program, which is not subject to expiration, we are authorized to repurchase in aggregate up to 20.0 million shares of our common stock. This program is in addition to our existing stock repurchase program to offset dilution from employee stock programs. As of August 31, 2007, we had provided prepayments of $850.0 million under structured share repurchase agreements to large financial institutions under this program. As of August 31, 2007, we repurchased 12.9 million shares through structured share repurchase agreements at an average price of $39.94 and approximately $333.4 million of up-front payments remained under these agreements. All outstanding structured repurchase agreements as of August 31, 2007 under this program will expire on or before March 18, 2008.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 9. COMPREHENSIVE INCOME (Continued)

The following table sets forth the components of comprehensive income, net of income tax expense, for the three and nine months ended August 31, 2007 and September 1, 2006:

	Three Months		Nine Months
	2007	2006	2007	2006
Net income	$205,243	$94,396	$501,599	$322,565
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities, net of taxes	700	2,730	5,568	2,595
Currency translation adjustments	21	20	1,746	3,495
Net gain (loss) in derivative instruments, net of taxes	(3,776)	1,903	42	(3,414)
Other comprehensive income (loss)	(3,055)	4,653	7,356	2,676
Total comprehensive income, net of taxes	$202,188	$99,049	$508,955	$325,241

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

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended August 31, 2007 and September 1, 2006:

	Three Months		Nine Months
	2007	2006	2007	2006
Net income	$205,243	$94,396	$501,599	$322,565
Shares used to compute basic net income per share	583,670	586,433	587,141	594,023
Dilutive potential common shares:
Unvested restricted stock	11	35	13	35
Stock options	13,653	14,414	15,109	18,733
Shares used to compute diluted net income per share	597,334	600,882	602,263	612,791
Basic net income per share	$0.35	$0.16	$0.85	$0.54
Diluted net income per share	$0.34	$0.16	$0.83	$0.53

For the three and nine months ended August 31, 2007 options to purchase approximately 11.9 million and 11.0 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $41.26 and $40.93, respectively, were not included in the calculation because the effect would have been anti-dilutive. Comparatively, for the three and nine months ended September 1, 2006, options to purchase approximately 27.7 million and 16.7 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $30.21 and $34.38, respectively, were not included in the calculation because the effect would have been anti-dilutive.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.

In August 2004, we extended the lease agreement for our East and West Towers for an additional five years with an option to extend for an additional five years solely at our election. In March 2007, the Almaden Tower lease was extended for five years, with a renewal option for an additional five years solely at our election. As part of the lease extensions, we purchased the lease receivable from the lessor of the East and West Towers for $126.8 million and a portion of the lease receivable from the lessor of the Almaden Tower for $80.4 million, both of which are recorded as investments in lease receivables on our consolidated balance sheet. This purchase may be credited against the residual value guarantee if we purchase the properties or will be repaid from the sale proceeds if the properties are sold to third parties. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at any time during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively.

These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. As of August 31, 2007, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under FASB Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term, purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

August 31, 2007, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $4.6 million.

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

Legal Proceedings

On October 13, 2006, a purported shareholder derivative action entitled Steven Staehr v. Bruce R. Chizen, et al was filed in the Superior Court of California for the County of Santa Clara against certain of the Company’s current and former officers and directors, and against Adobe as a nominal defendant. The complaint asserts that stock option grants to executives were priced retroactively by Adobe and were improperly accounted for, and alleges various causes of action based on that assertion. The complaint seeks payment by the defendants to Adobe of damages allegedly suffered by it and disgorgement of profits, as well as injunctive relief. As of August 31, 2007, we do not believe that a loss is probable or estimable.

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

NOTE 12. CREDIT FACILITY

In August 2007, we entered into an Amendment to our Credit Agreement dated February 2007 (the “Amendment”), which increased the total senior unsecured revolving facility from $500.0 million to $1.0 billion. The Amendment also permits Adobe to request one-year extensions effective on each anniversary of the closing date of the original agreement, subject to the majority consent of the lenders. Also, we retain an option to request an additional $500.0 million in commitments, for a maximum aggregate facility of $1.5 billion. The facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. Borrowings under the facility accrue interest based on a pricing grid tied to this financial covenant. Commitment fees are payable on the facility at rates between 0.05% and 0.15% per year based on the same pricing grid. The facility terminates on February 16, 2012 if no extensions have been requested and is available to provide loans to us and certain of our subsidiaries for general corporate purposes. As of August 31, 2007 we had no outstanding borrowings under this credit facility and were in compliance with all of the covenants.

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

	Creative Solutions	Knowledge Worker Solutions	Enterprise and Developer Solutions	Mobile and Device Solutions	Other*	Total
Three months ended August 31, 2007
Revenue	$545,453	$176,764	$59,376	$12,983	$57,110	$851,686
Cost of revenue	40,114	15,969	18,897	9,521	8,120	92,621
Gross profit	$505,339	$160,795	$40,479	$3,462	$48,990	$759,065
Gross profit as a percentage of revenues	93%	91%	68%	27%	86%	89%
Three months ended September 1, 2006
Revenue	$331,590	$150,573	$49,421	$9,144	$61,463	$602,191
Cost of revenue	31,409	9,297	16,918	5,610	6,245	69,479
Gross profit	$300,181	$141,276	$32,503	$3,534	$55,218	$532,712
Gross profit as a percentage of revenues	91%	94%	66%	39%	90%	88%

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 13. INDUSTRY SEGMENTS (Continued)

	Creative Solutions	Knowledge Worker Solutions	Enterprise and Developer Solutions	Mobile and Device Solutions	Other*	Total
Nine months ended August 31, 2007
Revenue	$1,328,463	$536,382	$162,553	$38,999	$180,273	$2,246,670
Cost of revenue	103,023	47,473	60,377	23,206	22,019	256,098
Gross profit	$1,225,440	$488,909	$102,176	$15,793	$158,254	$1,990,572
Gross profit as a percentage of revenues	92%	91%	63%	40%	88%	89%
Nine months ended September 1, 2006
Revenue	$1,073,841	$476,957	$137,301	$25,361	$179,665	$1,893,125
Cost of revenue	101,919	27,036	49,527	15,667	18,683	212,832
Gross profit	$971,922	$449,921	$87,774	$9,694	$160,982	$1,680,293
Gross profit as a percentage of revenues	91%	94%	64%	38%	90%	89%

*                    Other includes revenue related to the Print and Classic Publishing segment of $47.0 million and $152.0 million for the three and nine months ended August 31, 2007, respectively, or 6% and 7%, respectively, of revenues. For the three and nine months ended September 1, 2006, Other includes revenue related to the Print and Classic Publishing segment of $52.5 million and $152.7 million, respectively, or 9% and 8%, respectively, of revenues. Also included in Other segment revenue, in fiscal 2007 and 2006, is revenue related to our Platform segment. Costs of revenue related to our Print and Classic Publishing segment are $8.1 million and $21.8 million for the three and nine months ended August 31, 2007 and $6.4 million and $18.9 million for the three and nine months ended September 1, 2006. Gross margins for our Print and Classic Publishing segment are $39.0 million and $130.1 million for the three and nine months ended August 31, 2007, respectively, or 83% and 86%, respectively, of revenues. Gross margins for our Print and Classic Publishing segment are $46.1 million and $133.8 million for the three and nine months ended September 1, 2006, respectively, or 88% of revenues.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 13. INDUSTRY SEGMENTS (Continued)

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and nine month periods ended August 31, 2007 and September 1, 2006 is as follows:

	Three Months		Nine Months
	2007	2006	2007	2006
Total gross profit from operating segments above	$759,065	$532,712	$1,990,572	$1,680,293
Total operating expenses*	504,040	422,679	1,408,819	1,292,372
Total operating income	255,025	110,033	581,753	387,921
Non-operating income	21,970	12,979	74,760	43,845
Income before income taxes	$276,995	$123,012	$656,513	$431,766

*                    Total operating expenses include research and development, sales and marketing, general and administrative, restructuring and other charges, and amortization of purchased intangibles.

NOTE 14. SUBSEQUENT EVENT

Structured Stock Repurchase Agreements

As part of the stock repurchase program I, we entered into additional structured stock repurchase agreements in September 2007 with large financial institutions whereupon we provided the financial institutions with prepayments of $500.0 million. The $500.0 million will be classified as treasury stock on our balance sheet. See Note 8 for further information regarding our structured stock repurchase agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion (unaudited and presented in millions, except share and per share amounts) should be read in conjunction with the condensed consolidated financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K/A for fiscal 2006 and the other Quarterly Reports on Form 10-Q filed by us in fiscal 2007. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

BUSINESS OVERVIEW

Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of creative, business and mobile software and services used by consumers, creative professionals, designers, knowledge workers, original equipment manufacturer (“OEM”) partners, developers and enterprises for creating, managing, delivering and engaging with compelling content and experiences across multiple operating systems, devices and media. We distribute our products through a network of distributors and dealers, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”) and OEMs; direct to end users; and through our own Web site at www.adobe.com. We also license our technology to major hardware manufacturers, software developers and service providers and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia. Our software runs on Microsoft Windows, Apple OS, Linux, UNIX and various non-personal computer platforms, depending on the product.

We maintain executive offices and principal facilities at 345 Park Avenue, San Jose, California 95110-2704. Our telephone number is 408-536-6000. We maintain a Web site at www.adobe.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC Web site at www.sec.gov.

OPERATIONS OVERVIEW

During the nine months of fiscal 2007, we continued to focus on driving revenue growth and increasing market share of our products through the continued delivery of comprehensive software solutions that meet the evolving needs of our customers.

In our Creative Solutions business, we experienced strong demand in the third quarter of fiscal 2007 for our new Creative Suite 3 (“CS3”) family of products, resulting in record revenue in this segment. Shipments of our English versions of these new products began in April, and localized versions began shipping in bulk at the beginning of our third quarter of fiscal 2007. Reviews and industry commentary for our new CS3 products have been positive, helping to stimulate demand.

In our Knowledge Worker Solutions business, we achieved solid revenue with our Acrobat family of products in the third quarter of fiscal 2007. Helping drive this success was strong volume licensing of Acrobat products due to ongoing adoption by users in enterprises, governments, and vertical markets such as architecture, engineering and construction.

Our Enterprise and Developer Solutions business achieved quarterly sequential and year-over-year growth as we continued to focus on delivering innovative products and solutions for our customers. Our Mobile and Device business achieved strong year-over-year growth due to the ongoing success we have had targeting mobile operators, handset manufacturers, and consumer electronic device manufactures with our Flash Lite and Flash Cast technologies. Other segment revenue decreased year-over-year and sequentially, primarily due to lifecycle timing of some of our legacy products in our Print and Classic Publishing business.

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

There have been no significant changes in our critical accounting estimates during the three and nine months ended August 31, 2007 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 1, 2006.

RESULTS OF OPERATIONS

Revenue for the Three and Nine Months Ended August 31, 2007 and September 1, 2006

	Three Months		Percent	Nine Months		Percent
	2007	2006	Change	2007	2006	Change
Product	$813.4	$579.2	40%	$2,147.2	$1,830.9	17%
Percentage of total revenues	96%	96%		96%	97%
Services and support	38.3	23.0	67%	99.5	62.2	60%
Percentage of total revenues	4%	4%		4%	3%
Total revenues	$851.7	$602.2		$2,246.7	$1,893.1

As described in Note 13 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Creative Solutions, Knowledge Worker Solutions, Enterprise and Developer Solutions, Mobile and Device Solutions and Other, which includes the Print and Classic Publishing and Platform segments.

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

Segment Information

	Three Months		Percent	Nine Months		Percent
	2007	2006	Change	2007	2006	Change
Creative Solutions	$545.5	$331.6	65%	$1,328.5	$1,073.8	24%
Percentage of total revenues	64%	55%		59%	57%
Knowledge Worker Solutions	176.8	150.6	17%	536.4	477.0	12%
Percentage of total revenues	21%	25%		24%	25%
Enterprise and Developer Solutions	59.3	49.4	20%	162.5	137.2	18%
Percentage of total revenues	7%	8%		7%	7%
Mobile and Device Solutions	13.0	9.1	43%	39.0	25.4	54%
Percentage of total revenues	1%	2%		2%	1%
Other**	57.1	61.5	(7)%	180.3	179.7	* %
Percentage of total revenues	7%	10%		8%	10%
Total revenues	$851.7	$602.2		$2,246.7	$1,893.1

*                    Percentage is not meaningful.

**             Other includes revenue related to the Print and Classic Publishing segment of $47.0 million and $152.0 million for the three and nine months ended August 31, 2007, respectively, or 6%  and 7%, respectively, of revenues. For the three and nine months ended September 1, 2006, Other includes revenue related to the Print and Classic Publishing segment of $52.5 million and $152.7 million, respectively, or 9% and 8% of revenues. Also included in Other segment revenue, in fiscal 2007 and 2006, is revenue related to our Platform segment.

Revenue from our Creative Solutions segment increased during the three and nine months ended August 31, 2007 as compared to the three and nine months ended September 1, 2006 primarily due to the launch of the English versions of our CS3 family of products in the second quarter of fiscal 2007 and the release of localized versions of our CS3 family of products during the third quarter of fiscal 2007.

Revenue from our Knowledge Worker Solutions segment increased during the three and nine months ended August 31, 2007 as compared to the three and nine months ended September 1, 2006 primarily due to an increase in the licensing of our new Acrobat 8 family of products.

Revenue from our Enterprise and Developer Solutions segment increased during the three and nine months ended August 31, 2007 as compared to the three and nine months ended September 1, 2006 primarily due to continued adoption of our LiveCycle family of products.

Revenue from our Mobile and Device Solutions segment increased during the three and nine months ended August 31, 2007 as compared to the three and nine months ended September 1, 2006, due to continued adoption of our Flash Lite by mobile and non-PC device manufacturers, and our Flash Cast solutions by mobile operators.

Revenue from our Other segment decreased during the three months ended August 31, 2007 and was relatively stable for the nine months ended August 31, 2007 as compared to the three and nine months ended September 1, 2006. The decrease was primarily due to lower revenue with some of our legacy products in our Print and Classic Publishing segment due to the timing of the release of new product versions.

Geographical Information

	Three Months		Percent	Nine Months		Percent
	2007	2006	Change	2007	2006	Change
Americas	$400.7	$310.3	29%	$1,082.5	$929.9	16%
Percentage of total revenues	47%	52%		48%	49%
EMEA	281.5	165.4	70%	708.1	553.7	28%
Percentage of total revenues	33%	27%		32%	29%
Asia	169.5	126.5	34%	456.1	409.5	11%
Percentage of total revenues	20%	21%		20%	22%
Total revenues	$851.7	$602.2		$2,246.7	$1,893.1

Overall revenues in each of the geographic segments for the three and nine months ended August 31, 2007 increased, compared to the three and nine months ended September 1, 2006 primarily due to the launch of the English versions of our CS3 family of products in the second quarter of fiscal 2007, the release of the localized versions of our CS3 family of products during the third quarter of fiscal 2007 and success with our Acrobat 8 family of products.

Revenue in the Americas increased during the three and nine months ended August 31, 2007 compared to the three and nine months ended September 1, 2006 primarily due to the launch of the English versions of our CS3 family of products during the second quarter of  fiscal 2007 and  increased revenue from the Acrobat 8 family of products. Revenue in the Americas also increased in the Knowledge Worker Solutions, Mobile and Device Solutions and Platform products, due to higher sales volumes.

Revenue in EMEA increased during the three and nine months ended August 31, 2007 compared to the three and nine months ended September 1, 2006 due to the release of localized versions of our CS3 family of products and increases in revenue from the Acrobat Pro products. Additionally, revenues in EMEA measured in U.S. dollars increased approximately $13.8 million and $42.5 million during the three and nine months ended August 31, 2007, respectively, over the same reporting periods last year due to the strength of the euro over the U.S. dollar.

Revenue in Asia increased during the three and nine months ended August 31, 2007 compared to the three and nine months ended September 1, 2006 due to the release of localized version of our CS3 family of products. Additionally, revenues in Asia measured in U.S. dollars decreased approximately $2.7 million and $2.6 million during the three and nine months ended August 31, 2007, respectively, over the same reporting periods last year due to the strength of the U.S. dollar over the yen.

Inventory Information

At the end of the third quarter of fiscal 2007 our distributor inventory position was within our global inventory policy which allows up to an estimated 4.5 weeks of anticipated product supply at our distributors.

With regard to our product backlog, our experience is that the actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects. For example, prior to the finalization and release of new products, we may have significant levels of orders for new product releases. Our backlog of unfulfilled orders at the end of the third quarter of fiscal 2007, other than those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy, was approximately 6% of third quarter fiscal 2007 revenue. The comparable backlog at the end of the second quarter of fiscal 2007 was approximately 1% of the second quarter of fiscal 2007 revenue.

Cost of Revenue for the Three and Nine Months Ended August 31, 2007 and September 1, 2006

	Three Months		Percent	Nine Months		Percent
	2007	2006	Change	2007	2006	Change
Product	$69.0	$53.3	29%	$193.5	$165.4	17%
Percentage of total revenues	8%	9%		9%	9%
Services and support	23.6	16.2	46%	62.6	47.4	32%
Percentage of total revenues	3%	3%		3%	3%
Total cost of revenues	$92.6	$69.5		$256.1	$212.8

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies and the costs associated with the manufacturing of our products.

Cost of product revenue fluctuated due to the following:

	% Change 2006 to 2007 QTD	% Change 2006 to 2007 YTD
Increased localization costs related to our product launches	23%	7%
Increased royalties for licensed technologies	6	5
Increased material costs due to product mix	4	1
Increased excess and obsolete inventory	2	4
Decreased amortization of purchased technology	(10)	(2)
Various individually insignificant items	4	2
Total change	29%	17%

Localization costs increased during the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006, primarily due to the release of the localized versions of our CS3 family of products.

Amortization expense decreased during the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006, due to the decrease in the Macromedia purchased technology amortization.

Cost of services and support revenue is composed primarily of employee-related costs and costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased during the three and nine months ended August 31, 2007 as compared to the three and nine months ended September 1, 2006, due to increases in compensation and related benefits as a result of higher headcount to support our product launches and increases in incentive compensation related to profit sharing and employee bonuses based on company performance to date.

Operating Expenses for the Three and Nine Months Ended August 31, 2007 and September 1, 2006

	Three Months		Percent	Nine Months		Percent
	2007	2006	Change	2007	2006	Change
Research and development	$163.2	$130.4	25%	450.4	$401.3	12%
Percentage of total revenues	19%	22%		20%	21%

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses fluctuated due to the following:

	% Change 2006 to 2007 QTD	% Change 2006 to 2007 YTD
Increased compensation associated with higher incentive compensation and stock based compensation	15%	5%
Increased compensation and related benefits associated with headcount growth	9	9
Increased professional and consulting fees	1	1
Decreased technology purchases	(2)	(2)
Various individually insignificant items	2	(1)
Total change	25%	12%

The increase in the higher incentive compensation for the three months ended August 31, 2007 relates to higher expense for profit sharing and employee bonuses based on company performance to date.

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

	Three Months		Percent	Nine Months		Percent
	2007	2006	Change	2007	2006	Change
Sales and marketing	$251.2	$217.2	16%	$702.3	$641.4	9%
Percentage of total revenues	29%	36%		31%	34%

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

Sales and marketing expenses fluctuated due to the following:

	% Change 2006 to 2007 QTD	% Change 2006 to 2007 YTD
Increased compensation associated with higher incentive compensation and stock based compensation	7%	4%
Increased marketing spending related to product launches and overall marketing efforts to further increase revenues	5	1
Increased compensation and related benefits associated with headcount growth	3	3
Increased professional and consulting fees	1	2
Increased facility costs	1	1
Various individually insignificant items	(1)	(2)
Total change	16%	9%

	Three Months		Percent	Nine Months		Percent
	2007	2006	Change	2007	2006	Change
General and administrative	$71.1	$57.3	24%	$201.0	$177.3	13%
Percentage of total revenues	8%	10%		9%	9%

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

General and administrative expenses fluctuated due to the following:

	% Change 2006 to 2007 QTD	% Change 2006 to 2007 YTD
Increased compensation associated with higher incentive compensation and stock based compensation	15%	7%
Increased professional and consulting fees	5	1
Increased compensation and related benefits associated with headcount growth	3	3
Increased depreciation and amortization	2	2
Various individually insignificant items	(1)	—
Total change	24%	13%

The increase in the higher incentive compensation for the three months ended August 31, 2007 relates to higher expense for profit sharing and employee bonuses based on company performance to date.

	Three Months				Percent	Nine Months			Percent
	2007		2006		Change	2007		2006	Change
Restructuring and other charges	0.6		—		* %	0.6		$20.2	(97)%
Percentage of total revenues	*	%	*	%		*	%	1%

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

	Three Months		Percent	Nine Months		Percent
	2007	2006	Change	2007	2006	Change
Amortization of purchased intangibles	$17.9	$17.7	1%	$54.5	$52.1	5%
Percentage of total revenues.	2%	3%		2%	3%

As a result of acquiring Macromedia, we acquired purchased intangibles which will be amortized over their estimated useful lives of two to four years. In addition, during the second quarter of fiscal 2007, we acquired $12.9 million of purchased intangibles which will be amortized over their estimated useful lives.

Included in the amortization of purchased intangibles for the nine months ended August 31, 2007, is $1.5 million related to in process research and development from the acquisition that occurred during the second quarter of fiscal 2007.

Non-operating Income for the Three and Nine Months Ended August 31, 2007 and September 1, 2006

	Three Months			Percent	Nine Months				Percent
	2007		2006	Change	2007		2006		Change
Investment gain (loss), net	$(0.7)		$(5.1)	86%	$9.1		$(3.7)		346%
Percentage of total revenues	*	%	(1)%		*	%	*	%
Interest and other income	22.7		18.1	25%	65.7		47.5		38%
Percentage of total revenues	3%		3%		3%		3%
Total non-operating income	$22.0		$13.0		$74.8		$43.8

*                    Percentage is not meaningful.

Investment Gain (Loss), net

Investment gain (loss), net consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and gains and losses of Adobe Ventures. In the three months ended August 31, 2007, investment loss, net decreased as compared to the three months ended September 1, 2006 due to a decline in the level of investment impairments recorded in the third quarter of fiscal 2006. In the nine months ended August 31, 2007, investment gain, net increased due to the gain on sale of a marketable equity investment.

Interest and Other Income

The largest component of interest and other income is interest earned on cash, cash equivalents and short-term fixed income investments, but also includes gains and losses on the sale of fixed income investments, foreign exchange transaction and hedging gains and losses, and interest expense.

Interest and other income increased during the three months ended August 31, 2007 as compared to the three months ended September 1, 2006 due to higher rates of return. For the nine months ended August 31, 2007 as compared to the nine months ended September 1, 2006, interest and other income increased as a result of increased levels of invested cash balances and higher rates of return.

Provision for Income Taxes for the Three and Nine Months Ended August 31, 2007 and September 1, 2006

	Three Months		Percent	Nine Months		Percent
	2007	2006	Change	2007	2006	Change
Provision for income taxes	$71.8	$28.6	151%	$154.9	$109.2	42%
Percentage of total revenues	8%	5%		7%	6%
Effective tax rate	26%	23%		24%	25%

Our effective tax rate increased approximately 3% in the three months ended August 31, 2007 as compared to the three months ended September 1, 2006. The increase is primarily due to the income tax effects associated with reductions in estimated tax exempt interest income, changes in estimated taxable income in the U.S., and a fiscal 2006 revision of estimates of certain tax credits that we were entitled to claim on our income tax returns.

Our effective tax rate decreased approximately 1% during the nine months ended August 31, 2007 as compared to the nine months ended September 1, 2006. The decrease is primarily due to the reinstatement of the federal research and development tax credit in December 2006. The reinstatement of the credit was retroactive to January 1, 2006. A $12.3 million cumulative tax benefit for the credit relating to fiscal 2006 was reflected in its entirety in the first quarter of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

	August 31, 2007	December 1, 2006	Percent Change
Cash, cash equivalents and short-term investments	$1,955.7	$2,280.9	(14)%
Working capital	$1,697.5	$2,207.1	(23)%
Stockholders’ equity	$4,733.0	$5,151.9	(8)%

Summary of our cash flows:

	August 31, 2007	September 1, 2006	Percent Change
Net cash provided by operating activities	$1,041.1	$608.9	71%
Net cash (used for) provided by investing activities	(213.3)	338.6	(163)%
Net cash used for financing activities	(1,042.5)	(727.1)	43%
Effect of foreign currency exchange rates on cash and cash equivalents	1.5	3.5	(57)%
Net (decrease) increase in cash and cash equivalents	$(213.2)	$223.9	(195)%

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

Net cash provided by operating activities of $1.0 billion for the nine months ended August 31, 2007, was primarily comprised of net income, net of non-cash related expenses. The primary working capital sources of cash were increases in net income, decreases in trade receivables and increases in deferred revenue, income taxes payable, trade payables and accrued expenses. The decrease in accounts receivable was due to collections in the first quarter of fiscal 2007 that were related to the high Acrobat 8 sales at the end of fiscal 2006. In addition, during the third quarter of fiscal 2007, there were strong collections of accounts receivable resulting from shipments of our CS3 family of products. Our days sales outstanding in trade receivables (“DSO”) was 28 days for the third quarter of fiscal 2007. Net changes in accrued expenses is attributable primarily to increases in accrued bonuses. Increases to deferred revenue relate to the Lightroom products and maintenance and support on Enterprise license transactions, where revenue is being recognized on a ratable basis in addition to other increases related to royalty revenue.

The primary working capital uses of cash were outlays for prepaid expenses and other current assets and payments of accrued restructuring costs. Outlays for prepaid expenses and other current assets were primarily for payments made for tradeshows and prepaid payroll expenses offset in part by restricted cash proceeds and normal amortization for insurance premiums. Accrued restructuring decreased primarily due to payments for facility and severance costs for the nine months ended August 31, 2007.

Net cash from investing activities decreased from cash provided for the nine months ended September 1, 2006 of $338.6 million to cash used for the nine months ended August 31, 2007 of $213.3 million. In the first nine months ended September 1, 2006, net cash acquired with the Macromedia acquisition amounted to $488.4 million for which no similar transaction of this magnitude occurred during the first nine months ended August 31, 2007. Uses of cash during the first nine months ended August 31, 2007 include purchases of property and equipment, purchases of long-term investments and other assets which relate primarily to the technology licensing arrangements that occurred during the second quarter of fiscal 2007 and two acquisitions completed in 2007. Uses of cash for purchases of short-term investments were offset in part by maturities and sales of short-term investments. Additionally, as part of our lease extension for the Almaden Tower lease completed during the second fiscal quarter of 2007, we purchased a portion of the lease receivable totaling $80.4 million. See Note 11 of our Notes to Condensed Consolidated Financial Statements for further information regarding this lease extension.

Net cash used for financing activities increased $315.4 million for a total of approximately $1.0 billion in the nine months ended August 31, 2007 as compared to cash used for the same period last year, primarily due to increased purchases of treasury stock when compared to the prior year. (See sections titled “Stock Repurchase Program I and Stock Repurchase Program II”). Cash used during the nine months ended August 31, 2007 and 2006 were partially offset by the proceeds related to the issuance of the treasury stock.

We expect to continue our investing activities, including short-term and long-term investments and purchases of computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to repurchase stock under our stock repurchase programs and strategically acquire software companies, products or technologies that are complementary to our business. The Board of Directors has approved a facilities expansion for our operations in India, which may include the purchase of land and buildings. As previously disclosed, we plan to invest $100.0 million in venture capital, of which, approximately $15.0 million has already been spent. The remaining balance will be invested over the next three to five years.

Our existing cash, cash equivalents and investment balances may decline during fiscal 2007 in the event of a weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors.” During the third quarter of fiscal 2007, we also increased our existing $500.0 million credit facility to $1.0 billion. This credit facility will be used to provide backup liquidity for general corporate purposes. Also, we believe that our banking relationships and good credit should afford us the opportunity to raise additional capital in the bank or public market, if required.

Adobe uses professional investment management firms to manage most of our invested cash. External investment firms managed, on average, 73% of Adobe’s invested balances during the third quarter of fiscal 2007. Within the U.S., the fixed income portfolio is primarily invested in municipal bonds. Outside of the

U.S., our fixed income portfolio is primarily invested in U.S. Treasury notes and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market and enhanced money market funds for working capital purposes. As of August 31, 2007, $340.7 million of the securities now classified as short-term investments have structural features that allow us to sell the securities at par within 90 days and thus retain similar liquidity characteristics as cash equivalents. All investments are made according to policies approved by the Board of Directors.

Stock Repurchase Program I

To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and enter into structured stock repurchase agreements with third parties.

Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. Refer to Part II, Item 2(c) in this report for share repurchases during the quarter ended August 31, 2007.

During the nine months of fiscal 2007 we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $600.0 million. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval, and the average VWAP of our stock during the interval less the agreed upon discount.

The prepayments were classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by August 31, 2007 are excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of August 31, 2007 under this program will expire on or before December 21, 2007. As of August 31, 2007 approximately $200.0 million of up-front payments remained under the agreements. During the nine months of fiscal 2007, we repurchased 15.4 million shares at an average price of $39.23 through structured repurchase agreements which included prepayments from fiscal 2006.

In September 2007, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $500.0 million. The $500.0 million will be classified as treasury stock on our balance sheet. See Note 8 and Note 14 of our Notes to Condensed Consolidated Financial Statements for further information regarding our structured stock repurchase agreements.

Stock Repurchase Program II

In April 2007, we announced that our Board of Directors authorized a new stock repurchase program. Under the new program, which is not subject to expiration, we are authorized to repurchase in aggregate up to 20.0 million shares of our common stock. This program is in addition to our existing stock repurchase program to offset dilution from employee stock programs. As of August 31, 2007, we had provided prepayments of $850.0 million under structured share repurchase agreements to large financial institutions under this program. As of August 31, 2007, we repurchased 12.9 million shares through structured share repurchase agreements at an average price of $39.94 and approximately $333.4 million of up-front payments remained under these agreements. All outstanding structured repurchase agreements as of August 31, 2007 under this program will expire on or before March 18, 2008.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of August 31, 2007 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 11 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

Lease Commitments

The two lease agreements discussed in Note 11 of our Notes to Condensed Consolidated Financial Statements are subject to standard financial covenants. As of August 31, 2007, we were in compliance with all of our financial covenants. We expect to remain in compliance during the next 12 months. We are comfortable with these limitations and believe they will not impact our cash or credit in the coming year or restrict our ability to execute our business plan.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of August 31, 2007, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $4.6 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no significant changes in our market risk exposures for the three and nine months ended August 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of August 31, 2007, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q, and were also effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting during the quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 13, 2006, a purported shareholder derivative action entitled Steven Staehr v. Bruce R. Chizen, et al was filed in the Superior Court of California for the County of Santa Clara against certain of the Company’s current and former officers and directors, and against Adobe as a nominal defendant. The complaint asserts that stock option grants to executives were priced retroactively by Adobe and were improperly accounted for, and alleges various causes of action based on that assertion. The complaint seeks payment by the defendants to Adobe of damages allegedly suffered by it and disgorgement of profits, as well as injunctive relief. As of August 31, 2007, we do not believe that a loss is probable or estimable.

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

ITEM 1A. RISK FACTORS

As previously discussed, our actual results could differ materially from our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. These and many other factors described in this report could adversely affect our operations, performance and financial condition.

Delays in development or shipment of new products or upgrades to existing products could cause a decline in our revenue.

Any delays or failures in developing new products or new features for existing products or marketing our products may have a harmful impact on our results of operations. Our inability to extend our core technologies into new applications and new platforms and to anticipate or respond to technological changes could affect continued market acceptance of our products and our ability to develop new products. Delays in product or upgrade introductions could cause a decline in our revenue, earnings or stock price. We cannot determine the ultimate effect these delays or the introduction of new products or upgrades will have on our revenue or results of operations.

Introduction of new products by existing and new competitors could harm our competitive position and results of operations.

The end markets for our software products are intensely and increasingly competitive, and are significantly affected by product introductions and market activities of industry competitors, including Microsoft’s Windows Vista operating system which contains a new fixed document format, XPS, which competes with Adobe PDF, and its introduction of Office 12 which offers a feature to save Microsoft Office documents as PDF files through a freely distributed plug-in, which competes with Adobe PDF creation. Microsoft also has an Expression line of products targeted at designers and recently introduced Silverlight, a web development tool for rich internet applications, which competes with Adobe Flash and Adobe Flex. In addition, competitors, such as Google, may introduce competing software offerings for free, to support advertising models, or “open source” vendors may introduce competitive products. If these competing products achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of our Annual Report on Form 10-K/A for fiscal 2006.

If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.

We are devoting significant resources to the development of technologies and service offerings where we have a limited operating history, including the enterprise and government markets and the mobile and device markets. In the enterprise and government markets, we intend to increase our focus on vertical markets such as education, financial services, manufacturing, and the architecture, engineering and construction markets. With our Adobe Acrobat Connect product line, we intend to increase awareness in targeted horizontal markets such as training and marketing. These new offerings and markets require a considerable investment of technical, financial and sales resources, and a scaleable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the enterprise and government markets and the mobile and device markets, and greater sales and marketing resources. In the mobile and device markets, our intent is to license our technology to device makers, manufacturers and telecommunications carriers that embed our technology on their platforms, and in the enterprise and government market our intent is to form strategic alliances with leading enterprise and government solutions and service providers to provide additional resources to further enable penetration of such markets. If we are unable to successfully enter into strategic alliances with device makers, manufacturers, telecommunication carriers and leading enterprise and government solutions and service providers, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted. Another development is the software-as-a-service business model, by which companies provide applications, data and related services over the Internet. Providers use primarily advertising or subscription-based revenue models. Recent advances in computing and communications technologies have made this model viable and could enable the rapid growth of some of our competitors. We are exploring the deployment of our own software-as-a-service strategies, but may not be able to develop the infrastructure and business models as quickly as our competitors. It is uncertain whether these strategies will prove successful. Additionally, customer requirements for “open standards” or “open source” products could impact adoption or use with respect to some of our products.

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

As previously discussed, we are devoting significant resources to the development of product and service offerings where we have a limited operating history. This makes it difficult to predict revenues and revenue may decline quicker than anticipated. Additionally, we intend to expand the use of our Mobile and Device Solutions by licensing our products for use in mobile phones, set-top boxes, game devices, personal digital assistants, hand-held computers and other consumer electronic devices. We have a limited history of licensing products in these markets and in the enterprise market and may experience a number of factors that will make our revenue less predictable, including longer than expected sales and implementation cycles, potential deferral of revenue due to multiple-element revenue arrangements and alternate licensing arrangements.

If we fail to anticipate and develop new products in response to changes in demand for application software, computers, printers, or other non PC-devices our business could be harmed.

Any failure to anticipate changing customer requirements and develop and deploy new products in response to changing market conditions may have a material impact on our results of operations. We plan to release numerous new product offerings and upgrade versions of our current products in connection with our transition to new business models. Market acceptance of our new product or version releases will be dependent on our ability to include functionality and usability in such releases that address the requirements of customer demographics with which we have limited prior experience. To the extent we incorrectly estimate customer requirements for such products and version releases or if there is a delay in market acceptance of such products and version releases, our business could be harmed.

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

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. In addition, we may incur significant costs in acquiring the necessary third party intellectual property rights for use in our products. Third party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on less favorable terms, prevent us from manufacturing or licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements any one of which could seriously harm our business.

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

We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Website for our development, marketing, operational, support, hosted services and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cyber-attack, terrorist attack, or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. Our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in San Jose, California, which is near major earthquake faults. We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

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

Our operating results are subject to fluctuations in foreign currency exchange rates. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We have established a hedging program to partially hedge our exposure to foreign currency exchange rate fluctuations primarily for the Japanese yen and the euro. We regularly review our hedging program and will make adjustments as necessary based on the judgment factors discussed above. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations. In particular, our Mobile and Device Solutions segment, which primarily consists of assets acquired in the Macromedia acquisition, is in an emerging market with high growth potential. Revenues are based on the introduction of new products and future royalties. If future revenues or revenue forecasts for this segment do not meet our expectations, we will be required to record a charge to earnings reflecting an impairment of this recorded goodwill or intangible assets.

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

Much of our future success depends on the continued service and availability of our senior management, including our Chief Executive Officer and other members of our executive team. These individuals have acquired specialized knowledge and skills with respect to Adobe. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the Bay Area, where the majority of our employees are located. We have relied on our ability to grant equity compensation as one mechanism for recruiting and retaining such highly skilled personnel. Recently enacted accounting regulations requiring the expensing of equity compensation may impair our ability to provide these incentives without incurring significant compensation costs. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Below is a summary of stock repurchases for the quarter ended August 31, 2007. See Note 8 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase programs.

Plan/ Period	Shares Repurchased (1)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning shares available to be repurchased as of June 1, 2007			174,585,660	(2)
Stock Repurchase Program I
June 2 – June 29, 2007
From employees(3)	222	$41.66
Structured repurchases	1,918,819	$41.06
June 30 – July 27, 2007
From employees(3)	794	$41.53
Structured repurchases	1,914,850	$39.01
July 28 – August 31, 2007
From employees(3)	53	$42.75
Structured repurchases	867,855	$38.57
Adjustments to repurchase authority for net dilution	—		3,637,407	(4)
Total shares repurchased	4,702,593		(4,702,593)
Stock Repurchase Program II
June 30 – July 27, 2007
Structured repurchases	3,797,152	$39.86
July 28 – August 31, 2007
Structured repurchases	9,136,673	$39.97
	12,933,825		(12,933,825)
Ending shares available to be repurchased as of August 31, 2007			160,586,649	(5)

(1)                All shares were purchased as part of publicly announced plans.

(2)                Additional 109.0 million shares were issued for the acquisition of Macromedia which accounted for the majority of the repurchase authorization.

(3)                The repurchases from employees represent shares cancelled when surrendered in lieu of cash payments for withholding taxes due.

(4)                Adjustment of authority to reflect changes in the dilution from outstanding shares and options.

(5)                The remaining authorization for the ongoing stock repurchase program is determined by combining all stock issuances, net of any cancelled, surrendered or exchanged shares less all stock repurchases under the ongoing plan, beginning in the first quarter of fiscal 1998.

ITEM 5. OTHER INFORMATION

Attached as Exhibit 100 to this Quarterly Report on Form 10-Q are the following materials, formatted in Extensible Business Reporting Language (“XBRL”): the information contained in Item 1 of Part I, (i) the Consolidated Balance Sheets at August 31, 2007 and December 1, 2006, (ii) the Consolidated Statements of Income for the three and nine months ended August 31, 2007 and September 1, 2006 and (iii) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2007 and September 1, 2006 and information contained in Item 2 of Part I. The financial information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Registrant. The purpose of submitting these XBRL documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

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

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Bylaws	8-K	9/23/05	3.1
3.2	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
3.2.1	Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware	10-Q	4/11/03	3.6.1
3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/8/03	3.3
4.1	Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-K	7/3/00	1
4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between the Company and Computershare Investor Services, LLC	8-A/2G/A	5/23/03	7
10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6
10.2	Amended 1994 Performance and Restricted Stock Plan*	10-K/A	2/6/07	10.2
10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-Q	10/7/04	10.3
10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40
10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	12/1/00	10.70
10.6	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6
10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8
10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37
10.10	2003 Equity Incentive Plan, as amended and restated*	DEF 14A	3/02/07	Appendix A
10.11	Forms of Stock Option and Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11
10.12	Form of Indemnity Agreement*	10-Q	5/30/97	10.25.1

10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14
10.15	Lease between Adobe Systems and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1
10.16	Participation agreement among Adobe Systems, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2
10.17	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999	10-K	3/30/00	10.23
10.18	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000	10-Q	8/14/00	10.3
10.19	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K/A	2/6/07	10.20
10.20	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	10-K/A	2/6/07	10.21
10.21	Adobe Systems Incorporated 2004 Annual Executive Incentive Plan*	8-K	1/13/05	10.1
10.22	Adobe Systems Incorporated 2005 Annual Executive Incentive Plan*	8-K	1/13/05	10.2
10.23	Description of 2005 Director Compensation*	10-K	2/2/05	10.21
10.24	Description of 2006 Director Compensation*	8-K	9/23/05	10.1
10.25	Adobe Systems Incorporated 2006 Management Team Annual Incentive Plan*	8-K	1/13/06	10.1
10.26	2007 Executive Officer Annual Incentive Plan*	8-K	1/30/07	10.5
10.27	2005 Equity Incentive Assumption Plan*	8-K	12/07/05	10.2
10.28	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/07/05	10.3
10.29	Allaire Corporation 1997 Stock Incentive Plan*	S-8	03/27/01	4.06
10.30	Allaire Corporation 1998 Stock Incentive Plan*	S-8	03/27/01	4.07

10.31	Allaire Corporation 2000 Stock Incentive Plan*	S-8	03/27/01	4.08
10.32	Andromedia, Inc. 1996 Stock Option Plan*	S-8	12/07/99	4.07
10.33	Andromedia, Inc. 1997 Stock Option Plan*	S-8	12/07/99	4.08
10.34	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09
10.35	ESI Software, Inc. 1996 Equity Incentive Plan*	S-8	10/18/99	4.08
10.36	eHelp Corporation 1999 Equity Incentive Plan*	S-8	12/29/03	4.08
10.37	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07
10.38	Bright Tiger Technologies, Inc. 1996 Stock Option Plan*	S-8	03/27/01	4.11
10.39	Live Software, Inc. 1999 Stock Option/Stock Issuance Plan*	S-8	03/27/01	4.10
10.40	Macromedia, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.07
10.41	Macromedia, Inc. 1993 Directors Stock Option Plan*	10-Q	08/03/01	10.02
10.42	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	08/03/01	10.01
10.43	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	08/10/05	4.08
10.44	Form of Macromedia, Inc. Stock Option Agreement*	S-8	08/10/05	4.09
10.45	Middlesoft, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.09
10.46	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10
10.47	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01
10.48	Restricted Stock Purchase Agreement between Macromedia, Inc. and Stephen Elop, dated January 24, 2005*	10-Q	2/8/05	10.02
10.49	Restricted Stock Purchase Agreement between Macromedia, Inc. and Robert Burgess, dated January 24, 2005*	10-Q	2/8/05	10.03
10.50	Amended and Restated Employment Agreement by and between Robert K. Burgess, dated January 21, 2005*	8-K	1/21/05	10.01
10.51	Amendment to Employment Agreement by and between Adobe Systems Incorporated, Adobe Macromedia Software LLC and Robert K. Burgess, dated December 7, 2005*	8-K	12/12/05	10.2

10.52	Amended and Restated Employment Agreement between Adobe Systems Incorporated and Stephen Elop, dated May 23, 2005*	S-4	6/28/05	10.1
10.53	Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.1
10.54	Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.2
10.55	Form of Maximum Award Grant Notice used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.3
10.56	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.4
10.57	Adobe Systems Incorporated Deferred Compensation Plan*	8-K	9/26/06	10.1
10.58	Form of Maximum Award Grant Notice used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.5
10.59	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.6
10.60	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Inventive Plan*	8-K	1/30/07	10.1
10.61	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.2

10.62	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3
10.63	Form of Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Stems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4
10.64	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B
10.65	Employment Transition Agreement between Adobe Systems Incorporated and Murray J. Demo, dated March 21, 2006*	8-K	3/22/06	10.1
10.66	Employment offer letter between Adobe Systems Incorporated and Randy Furr, dated May 16, 2006*	8-K	5/22/06	10.1
10.67	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	8-K	11/16/06	10.2
10.68	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1
10.69	Confidential Resignation Agreement and General Release of Claims between Adobe Systems Incorporated and Peg Wynn, dated January 22, 2007*	10-K/A	2/6/07	10.66
10.70	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1
10.71	Credit Agreement, dated as of February 16, 2007, among Adobe Systems Incorporated and Certain Subsidiaries as Borrowers; BNP Paribas, Keybank National Association, and UBS Loan Finance LLC as Co-Documentation Agents; JPMorgan Chase Bank, N.A. as Syndication Agent; Bank of America, N.A. as Administrative Agent and Swing Line Lender; the Other Lenders Party Thereto; and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers.	8-K	8/16/07	10.1

10.72	Amendment to Credit Agreement, dated as of August 13, 2007, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent.	8-K	8/16/07	10.2
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
100.INS	XBRL Instance††				X
100.SCH	XBRL Taxonomy Extension Schema††				X
100.CAL	XBRL Taxonomy Extension††				X
100.LAB	XBRL Taxonomy Extension Labels††				X
100.PRE	XBRL Taxonomy Extension††				X

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
Date: October 2, 2007

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

Adobe
Acrobat
Acrobat Connect
ColdFusion
Creative Suite
Flash
Flash Cast
Flash Lite
Flex
Lightroom
LiveCycle
Reader

All other trademarks are the property of their respective owners.