Form 10-K
period 2007-11-30
ADOBE SYSTEMS INC
filed 2008-01-24
CIK 796343

Use these links to rapidly review the document
TABLE OF CONTENTS
Summary of Stock Repurchases for fiscal 2007, 2006 and 2005 (in thousands, except average amounts)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2007
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

          Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 1, 2007, the last business day of the registrant's most recently completed second fiscal quarter, was $20,875,448,074 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of December 28, 2007, 568,955,874 shares of the registrant's common stock, $0.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended November 30, 2007, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Forward-Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section under "Risk Factors". You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"), including the Quarterly Reports on Form 10-Q to be filed in 2008. When used in this report, the words "expects," "could," "would," "may," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1.    BUSINESS

        Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of creative, business and mobile software and services used by creative professionals, designers, knowledge workers, high-end consumers, original equipment manufacturer ("OEM") partners, developers and enterprises for creating, managing, delivering and engaging with compelling content and experiences across multiple operating systems, devices and media. We distribute our products through a network of distributors and dealers, value-added resellers ("VARs"), systems integrators, independent software vendors ("ISVs") and OEMs, direct to end users and through our own Web site at www.adobe.com. We also license our technology to hardware manufacturers, software developers and service providers, and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas, Europe, Middle East and Africa ("EMEA") and Asia. Our software runs on personal computers with Microsoft Windows, Apple OS, Linux, UNIX and various non-PC platforms, depending on the product.

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

BUSINESS OVERVIEW

        For more than 25 years, Adobe software and technologies have helped redefine how people engage with ideas and information—anytime, anywhere and through any medium. The impact of our solutions is evident across many industries and is felt by anyone who creates, views and interacts with information.

        Today, through the delivery of powerful design, imaging and publishing software for print, Web and dynamic media production, and by delivering a technology platform, we help people express, share, manage and collaborate on their ideas in imaginative and meaningful new ways.

        Our strategy is to address the needs of a variety of customers which include creative professionals—graphic designers, Web designers, videographers, photographers and professional publishers; knowledge workers—teams of workers who share and collaborate on high-value information; enterprise users—IT managers, line of business managers and executives; high-end consumers—digital imaging and digital video hobbyists and enthusiasts; application developers and OEM partners such as mobile device manufacturers, printer manufacturers, Internet service providers and developers.

        We execute against this strategy by delivering products that support industry standards and can be deployed across multiple computing environments. We also leverage our technology platform which utilizes our universal Adobe Reader and Adobe Flash Player software and our new Adobe AIR software, formerly Adobe Integrated Runtime ("Adobe AIR") which enables developers to build and deploy rich Internet applications to the desktop. Our technology platform allows users of our products and technologies to ensure reliable, secure and rich application experiences across desktops, browsers and devices.

PRODUCTS AND SERVICES OVERVIEW

        In fiscal 2007, we categorized our products and services into the following segments: Creative Solutions, Knowledge Worker Solutions, Enterprise and Developer Solutions, Mobile and Device Solutions and Other. Effective in the first quarter of fiscal 2008, we will combine Knowledge Worker Solutions and Enterprise and Developer Solutions to create a new segment called Business Productivity Solutions. As part of this realignment, we will move responsibility for Flex Builder, the Flex Software Development Kit ("SDK") and our ColdFusion product line to our Platform Business Unit. Accordingly, we have adjusted the categorization of our products and services into the following segments: Creative Solutions, Business Productivity Solutions, Mobile and Device Solutions and Other. Additionally, in the first quarter of fiscal 2008, we will rename Print and Classic Publishing Business Unit to Print Publishing Business Unit. This overview, organized by new segments, combines an explanation of our various market opportunities with a summary of our fiscal 2007 results and a discussion of our strategies to address our market opportunities in fiscal 2008 and beyond.

Creative Solutions Segment

Creative Solutions Market Opportunity

        Our Creative Solutions segment focuses primarily on the needs of the creative professional customer. Creative professionals include graphic designers, production artists, Web designers and developers, user interface designers, writers, videographers, photographers and prepress professionals who use and rely on Adobe's solutions for professional publishing, Web design and development, professional photography, video production, animation and motion graphic production and printing visually rich information.

        Our software tools are used by creative professionals to create much of the printed and on-line information people see and read every day, including newspapers, magazines, Web sites, catalogs, advertisements, brochures, product documentation, books, memos, reports and banners. Our tools are also used to create and enhance visually rich content, including video, animation and mobile content, that is created by multimedia, film, television, audio and video producers who work in advertising, Web design, music, entertainment, corporate and marketing communications, product design, user interface design, sales training, printing, architecture and fine arts. Knowledge workers, hobbyists and high end consumers are also attracted to our creative products to create and deliver content that is of creative professional quality.

        Our offerings in the creative solutions market extend to real-time rich media solutions which give business users the control to upload, manage, enhance and publish dynamic rich content with minimal IT support. Our offerings also extend to the delivery of rich media through streaming media and a flexible development environment for creating and delivering innovative, interactive media applications. Our media products and services enable broadcasters, events organizers and marketers to reach the broadest possible audience via a rich Flash platform.

        As technology continues to improve, the market dynamics for these creative professionals continue to evolve. Due to the ever changing ways in which people choose to receive information, creative professionals look to their software tools as a means to make their information impactful and to repurpose content across a variety of media and applications. They desire greater efficiency from the software they use to streamline their publishing and content creation workflows and to effectively manage their assets. They also look for new and innovative ways to deliver their content and information to hand-held devices such as mobile handsets and consumer electronic devices.

        Adobe's brand and customer loyalty in this market continues to be strong. Creative professional customers license upgrades and new units of our Creative Solutions products due to the high degree of innovative new features and significant productivity gained through their use. They also frequently purchase license upgrades and new units of these products when they buy new computers, or migrate to new or updated operating systems.

        In addition, knowledge workers at work and hobbyists at home license our Creative Solutions products. Knowledge workers desire professional-quality products to accomplish tasks such as creating visually-rich sales presentations, engineering or architectural proposals, real estate flyers and school year books. Hobbyists use our tools to create distinctive online communications and photo albums, community newsletters, Web blogs, animations, videos and Web sites for family, friends or community organizations.

        With the increasing use of the Web as a means for marketing and advertising, we believe a key driver of our Creative Solutions business will also be the growing amount of Web site and mobile device content created by our customers to deliver impactful and compelling Web-based experiences for their constituents.

        Another driver of our Creative Solutions business is the growth in the use of digital devices such as digital cameras, digital video cameras, multimedia-enabled computers, DVD players, scanners, Web-capable image and video-enabled handheld devices, cellular phones, gaming consoles and other non-PC Internet-connected devices. In addition, Internet broadband adoption makes the Web a viable platform for the delivery of rich media, especially digital video. In turn, the growth in the use of high definition ("HD") televisions and video is driving the need for HD-enhanced video tools to produce HD content for movies, and cable and commercial television, as well as the need to deliver or repurpose this content to be viewed on the Web.

        As the use of digital photography and digital videography grows, we believe creative professionals and professional photographers throughout the world will continue to require software solutions to edit, enhance and manage their digital photographs and digital videos. Increasingly, we expect these users to desire software solutions which leverage the Web as a platform to deliver the capabilities of some or all of the features they desire in desktop software. In addition, we believe creative professionals and Web developers are increasing their use of digital video streams over the Web to create more compelling Web sites that leverage the adoption of broadband. We believe professional videographers are upgrading their systems to support HD video content creation, enhancement and delivery. We also believe hobbyists will use, with more frequency, digital imaging and digital video software and online hosted software services as they purchase more affordable digital cameras and digital video cameras.

Creative Solutions Business Summary

        In fiscal 2007, we maintained our focus on driving adoption of our creative products, particularly our Adobe Creative Suite family of products. During the year, we launched the largest product release in our history with the release of Adobe Creative Suite version 3 ("CS3"). CS3 incorporates Adobe technologies used by creative professionals into six Creative Suite editions, providing offerings for the various creative disciplines our customers desire.

        The CS3 family of products includes enhanced features which allow users to work more efficiently, improve product integration among the various technologies within the Creative Suite products and integrate workflow and collaboration capabilities. The family of products also includes support for the newest operating systems and hardware platforms, including Microsoft's Vista operating system and Apple's new Macintosh hardware which utilize Intel-based processors.

        During fiscal 2007, in addition to licensing our technologies as part of the six Creative Suite offerings, we continued to focus on adoption of our stand-alone products by delivering new versions of 13 individual creative products. In the second and third quarters of fiscal 2007, we delivered new versions of products such as Adobe After Effects, Adobe Contribute, Adobe Dreamweaver, Adobe Encore, Adobe Fireworks, Adobe Flash, Adobe InCopy, Adobe InDesign, Adobe Illustrator, Adobe Photoshop and Adobe Premiere Pro. We also released a new audio tool called Adobe Soundbooth.

        With the initial launch of CS3 in our second quarter of fiscal 2007, we achieved record Creative Solutions revenue in successive quarters beginning with the launch quarter and continuing through the end of the fiscal year. This was achieved through broad adoption of our new offerings, driven by positive industry reviews and strong demand for the capabilities of the newly launched products.

        As part of the CS3 launch, we maintained our focus during the year on meeting the digital imaging and video software needs of professional photographers, professional videographers, business users and hobbyists. Adobe Photoshop is an essential tool in these customers' workflows, and they rely on Adobe's digital imaging and video editing solutions to create and enhance many of the pictures and video we see everyday in print, on television, in movies and on the Web. The release of Adobe Photoshop CS3 in the second quarter of fiscal 2007 included many new desirable features and received positive industry reviews. At the same time, we also delivered a new, advanced version called Adobe Photoshop CS3 Extended Edition which added measurement and analysis tools, three-dimensional ("3D") visualization and texture editing and video feature capabilities to the product family.

        Earlier in the year, we added another product to the Photoshop family called Adobe Photoshop Lightroom. Photoshop Lightroom version 1.0 was released in the first quarter of fiscal 2007, and quickly became the leading digital imaging solution targeted at professional photographers that delivers an efficient, powerful way to import, select, develop and showcase large volumes of digital images. Combined, Photoshop CS3, Photoshop CS3 Extended Edition and Photoshop Lightroom achieved strong market adoption and revenue results during the year.

        In the dynamic media market, which includes users who require new and advanced digital video and animation technologies, we continued to focus on driving adoption of our new digital video-based technologies. As part of the CS3 launch, we released new versions of our dynamic media products in the third quarter of fiscal 2007. A key part of this release was the delivery of our new Adobe Creative Suite Production Premium suite for both Windows and Macintosh platforms. In addition to various new features and ease-of-use improvements found in each of the new versions of the individual products, we improved support for output of video for the Flash Player ("FLV") in our family of digital video products to leverage the broad, increased adoption of FLV on the Web as a means to deliver compelling video content. These new features, combined with the enhanced FLV support and increased adoption of our Flash Media Server solution which customers use to stream FLV over the Web, helped drive record revenue and more than 19% year-over-year growth for our dynamic media business in fiscal 2007. Looking to continue this momentum, we announced Adobe Flash Media Server 3 in September 2007 and we expect it will be broadly available in 2008.

        In the professional page layout market, we continued to drive market share gains during the year with our Adobe InDesign product. In addition to success with the stand-alone desktop version, we also saw the InDesign ecosystem grow in fiscal 2007—our software and systems integrator partners successfully deployed new innovative workflow solutions based on InDesign and InDesign Server within enterprise-class newspaper, magazine and book publishing systems. Similarly, in the Web layout and Web development markets, and in the illustration markets, we achieved strong revenue results driven respectively by the delivery of new versions of our Adobe Dreamweaver and Adobe Illustrator products. Our success in these areas contributed to record annual revenue in these product categories.

        In the second quarter of fiscal 2007, we acquired Scene7 Inc. ("Scene7"), a leading provider of hosted, on-demand, rich media delivery services. Scene7 provides businesses an easy-to-use, Web-based system to upload, manage, enhance and publish dynamic rich content and Scene7 solutions are utilized by many online retailers such as Sears, Macy's, Levi Strauss & Co., Anthropologie, OTTO UK, Lands' End and QVC.

        During the fourth quarter of fiscal 2007, we released version 6.0 of our Adobe Photoshop Elements software which is our digital imaging application targeted for amateur photographers and digital imaging hobbyists. In the same quarter, we released version 4.0 of Adobe Premiere Elements software which is our video editing software that can be used by hobbyists to enhance and share their digital video memories on DVDs. We also released a software bundle that includes the new versions of Adobe Photoshop Elements and Adobe Premiere Elements to target hobbyists who desire both applications in one affordable package. These new hobbyist product releases helped to generate record revenue in this product category during the year, and contributed year-over-year revenue growth to our overall creative business.

Creative Solutions Business Strategy

        In fiscal 2008, our Creative Solutions strategy will continue to focus on driving revenue growth and increasing market share of our products through the delivery of comprehensive software solutions that meet the evolving needs of our customers. To help drive this strategy, we will continue to market the benefits of our Creative Suite family of products while our engineering teams work on future product versions with a focus on improved integration between our products, as well as enhanced functionality, and more efficient collaboration and workflow capabilities.

        We believe that, while many customers have made or will make the switch to our Creative Suite products from individual applications over time, there continues to exist an opportunity of upgrading existing individual users to newer versions of these products. In addition, we will market the benefits of newer versions of the Creative Suite to existing users to drive upgrades. We also will market the features of these products to new users of creative applications—those who aspire to be creative professionals, or those at home or at work who wish to use the professional-level capabilities of our solutions, but are not trained creative professionals.

        We intend to continue our efforts to be the recognized market leader in the professional page layout, Web layout and illustration software markets. In page layout, we plan to add new features to our InDesign product, as well as continue to enhance its integration with other products print professionals utilize in their workflows. In Web layout, we strive to continue to redefine the Web experience by offering the most feature-rich, market-leading solutions for Website design and development with our Dreamweaver and Flash offerings. In illustration, we will continue to innovate and develop new capabilities which we believe will preserve our Illustrator product as a leading graphics creation solution.

        We plan to continue to work on enhancements for our Photoshop and Photoshop Extended product offerings to meet the evolving needs of professional photographers, creative professional customers (including graphic designers, Web designers, and video producers), imaging enthusiasts and users in new markets such as engineering and medical imaging to drive upgrades and new user adoption. We also plan to add new capabilities to Adobe Photoshop Lightroom, our digital photography workflow tool for professional photographers. In addition, we continue to believe many customers will license the Photoshop product capabilities via our Creative Suite products as opposed to licensing the stand-alone versions.

        With our set of professional digital video and motion graphic products, we strive to provide the market-leading, end-to-end digital video, motion graphic and animation platform for our customers. To grow this business, we will continue to market the advanced features, the cross-platform and cross-device capabilities, and the workflow benefits of this platform to creative professionals and videographers in the film, broadcast, corporate and event videography market segments. We are also enhancing our Flash Media Server solution to deliver the highest quality video streaming capability, and we are working with partners to deliver integrated video systems and video delivery services. With broad adoption of Adobe Flash Player and its high-quality video playback features, we will continue to work on advancing our seamless video authoring-to-playback workflow capability for those wishing to provide a rich video experience on the Web and to mobile devices.

        To further our initiatives in digital video and motion graphics, we are extending our leadership position in Web video by enabling the delivery of HD television quality and premium audio content through the Adobe Flash Player. With new support for H.264 standard video (the same standard deployed in Blu-Ray and HD-DVD high definition video players) and High Efficiency AAC audio support, as well as hardware accelerated, multi-core enhanced full screen video playback, we believe we can improve customer workflows by enabling the creation and repurpose of high-quality Web video content. We also intend to release a generally available version of our new Adobe Media Player which enables viewers of video to enjoy content from broadcast television and Web video providers, giving them control to watch their favorite shows both online and offline in an engaging, customized video experience. We plan to work closely with partners who will support and offer solutions based on the new player, that will help enable new ways to brand, distribute, monetize, protect and measure media. In addition, as the number of hobbyists desiring easy-to-use video editing solutions grows, we intend to enhance the video editing and DVD creation capabilities of our Adobe Premiere Elements and Adobe Premiere Express products for the sharing of digital video memories.

        With our Scene7 solutions, we intend to market their capabilities to help customers automate the production and availability of rich media experiences, including zoom, dynamic sizing, personalization and interactive dynamic product catalogs. In addition, we believe Scene7 will help Adobe build out a robust Internet infrastructure, allowing us to further develop Scene7's brand-name customer list and accelerate the online availability of Adobe technologies used by millions of creative professional and hobbyist users.

Creative Solutions Products

        Adobe After Effects Professional—software used to create sophisticated animation, motion graphics and visual effects found in television broadcast, film, DVD authoring and the Web; provides 2D and 3D compositing, animation and visual effects tools, as well as advanced features such as motion tracking and stabilization, advanced keying and warping tools, more than 30 additional visual effects and additional audio effects.

        Adobe Audition—a professional audio editing environment designed for demanding audio and video professionals; provides advanced audio mixing, editing and effects processing capabilities.

        Adobe Creative Suite Design Premium—an integrated software solution that creative professionals can use as a platform for print, Web and mobile content publishing; combines Adobe Acrobat Professional, Adobe Dreamweaver, Adobe Flash Professional, Adobe Illustrator, Adobe InDesign and Adobe Photoshop Extended technologies with file management and integration technology called Version Cue, a navigational control center called Adobe Bridge, a new feature called Adobe Device Central which allows users to produce innovative and compelling content for a broad range of mobile phones and consumer electronics devices, and Adobe Acrobat Connect Web conferencing software that enables users to instantly communicate and collaborate through easy-to-use, easy-to-access online personal meeting rooms.

        Adobe Creative Suite Design Standard—an integrated software solution that creative professionals can utilize for professional design and print production, page layout, image editing, illustration and Adobe PDF workflows; combines Adobe Acrobat Professional, Adobe Illustrator, Adobe InDesign and Adobe Photoshop technologies with file management and integration technology called Version Cue, a navigational control center called Adobe Bridge, a new feature called Adobe Device Central which allows users to produce innovative and compelling content for a broad range of mobile phones and consumer electronics devices, and Adobe Acrobat Connect Web conferencing software that enables users to instantly communicate and collaborate through easy-to-use, easy-to-access online personal meeting rooms.

        Adobe Creative Suite Web Premium—an integrated software solution that provides creative professionals a complete solution for creating interactive Websites, applications, user interfaces, presentations, mobile device content and other digital experiences; allows users to prototype Web projects, design Web site assets, build Web experiences and efficiently maintain and update Web content; combines Adobe Acrobat Professional, Adobe Contribute, Adobe Dreamweaver, Adobe Fireworks, Adobe Flash Professional, Adobe Illustrator and Adobe Photoshop Extended technologies with file management and integration technology called Version Cue, a navigational control center called Adobe Bridge, a new feature called Adobe Device Central which allows users to produce innovative and compelling content for a broad range of mobile phones and consumer electronics devices, Adobe Acrobat Connect Web conferencing software that enables users to instantly communicate and collaborate through easy-to-use, easy-to-access online personal meeting rooms, and Adobe Dynamic Link which enables intermediate rendering for a smother workflow between video production tools.

        Adobe Creative Suite Web Standard—an integrated software solution that provides a basic toolkit for Web designers and developers to prototype, design, develop, and maintain Websites, Web applications, interactive Web experiences and mobile content; combines Adobe Contribute, Adobe Dreamweaver, Adobe Fireworks and Adobe Flash Professional technologies with file management and integration technology called Version Cue, a navigational control center called Adobe Bridge, a new feature called Adobe Device Central which allows users to produce innovative and compelling content for a broad range of mobile phones and consumer electronics devices, and Adobe Acrobat Connect Web conferencing software that enables users to instantly communicate and collaborate through easy-to-use, easy-to-access online personal meeting rooms.

        Adobe Creative Suite Production Premium—an integrated software solution that provides creative professionals a complete post-production solution consisting of video, audio and design tools that can be utilized to create and deliver content to film, video, DVD, Blu-ray Disc, the Web and mobile devices; combines Adobe After Effects Professional, Adobe Encore, Adobe Flash Professional, Adobe Illustrator, Adobe Photoshop Extended, Adobe Premiere Pro and Adobe Soundbooth technologies with a navigational control center called Adobe Bridge, a new feature called Adobe Device Central which allows users to produce innovative and compelling content for a broad range of mobile phones and consumer electronics devices, Adobe Acrobat Connect Web conferencing software that enables users to instantly communicate and collaborate through easy-to-use, easy-to-access online personal meeting rooms, and Adobe Dynamic Link which enables intermediate rendering for a smoother workflow between video production tools.

        Adobe Creative Suite Master Collection—an integrated software solution which provides all the tools creative professionals require to create content for every design discipline in one offering; provides capabilities for professional page layout, image editing, vector illustration, print production, Website design/development, rich interactive content creation, visual effects and motion graphics, video capture/editing/production, DVD titling and digital audio production; includes Adobe Acrobat Professional, Adobe After Effects Professional, Adobe Contribute, Adobe Dreamweaver, Adobe Encore, Adobe Fireworks, Adobe Flash Professional, Adobe Illustrator, Adobe InDesign, Adobe Photoshop Extended, Adobe Premiere Pro and Adobe Soundbooth technologies, Version Cue, Adobe Bridge, Adobe Device Central, Adobe Acrobat Connect and Adobe Dynamic Link.

        Adobe Dreamweaver—a professional software development application used by designers and developers to create a broad range of Web solutions for publishing online commerce, customer service and online educational content; includes capabilities for visually designing HTML pages, coding HTML and application logic and working with application server technologies.

        Adobe Encore—professional DVD authoring and creation software; provides a comprehensive set of design tools and integration with other Adobe software to create a streamlined DVD creation workflow; provides ability to output projects to recordable DVD formats, ensuring a wide degree of playback compatibility.

        Adobe Fireworks—a professional graphics design tool for building interactive Web graphics; gives professional designers and developers tools for creating images that can be deployed to Web browsers and the Adobe Flash Player; integrates with Adobe Flash and Adobe Dreamweaver.

        Adobe Flash Media Interactive Server—a new configuration of our streaming media capabilities to deliver secure, high-quality video on demand, video blogging and messaging, Web conferencing and live video capabilities that can be viewed via the Flash Player; provides a flexible development environment for creating and delivering interactive media applications; utilized by many industries, including media and entertainment, telecommunications, advertising, government and education.

        Adobe Flash Media Streaming Server—a new, lower-cost version of our streaming media capabilities that can be used to deliver live streaming and video-on-demand streaming; configured for lower volume streaming of content that is suitable for small- and medium- size streaming needs.

        Adobe Flash Professional—provides an advanced development environment for creating Internet applications which integrate animations, motion graphics, sound, text and additional video functionality; solutions built with Adobe Flash Professional are deployed via the Web to browsers and to devices that run Adobe Flash Player.

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

        Adobe Kuler—a Web-hosted application designed to work as a stand-alone application, and, to complement Adobe Creative Suite by enabling color palette exploration, inspiration, experimentation and sharing.

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

        Adobe OnLocation—direct-to-disk recording and monitoring software which helps generate superior quality video from an SD or HD camera connected to a laptop computer; formerly called DV Rack.

        Adobe Photoshop—provides photo design, enhancement and editing capabilities for print, the Web and multi-media; used by graphic designers, professional photographers, Web designers, professional publishers and video professionals, as well as amateur photographers and digital imaging hobbyists.

        Adobe Photoshop Extended—provides the capabilities of Adobe Photoshop, plus additional tools for editing 3D and motion-based content, and performing image analysis; targeted for: film, video and multimedia professionals; graphic and Web designers using 3D and motion; manufacturing professionals; medical professionals; architects and engineers; and scientific researchers.

        Adobe Photoshop Elements—offers powerful yet easy-to-use photo editing functionality plus intuitive organizing, printing and sharing capabilities for amateur photographers and hobbyists who want to create professional-quality images for print and the Web.

        Adobe Photoshop Express—a new Web-hosted application licensed to media portals for photo editing and sharing that utilizes Adobe's award-winning imaging technologies.

        Adobe Photoshop Lightroom—software designed for professional photographers, it addresses their unique photography workflow needs by providing more efficient and powerful ways to import, select, develop and showcase large volumes of digital images.

        Adobe Premiere Elements—a powerful yet easy-to-use video-editing software for home video editing; provides tools for hobbyists to quickly edit and enhance video footage with fun effects and transitions and create custom DVDs for sharing video with friends and family.

        Adobe Premiere Express—new Adobe video remix and video editing software licensed to media portals such as MTV.com, Photobucket and YouTube to provide consumers with embedded access to industry leading Adobe video editing and enhancement technologies.

        Adobe Premiere Pro—professional digital video-editing software used to create broadcast-quality content for video, film, DVD, multimedia and streaming over the Web.

        Adobe Soundbooth—a new application that provides video editors, designers and others who do not specialize in audio with the tools that they need to accomplish audio-based tasks in their everyday work, such as removing noise from recordings, polishing voiceovers and customizing music to fit a video or animation production.

        Adobe Stock Photos—a service that allows users of Adobe Creative Suite products to purchase stock photography directly from leading agencies.

        Adobe Ultra—software used to transform digital video and HD keying into a practical daily production tool for all types of video professional users.

        Adobe Visual Communicator—software used to create newscast-style video presentations that can be delivered via email, CD, DVD, PowerPoint or live over the Internet.

        Flash Video Streaming Service—either through direct sales, or together with leading content delivery network ("CDN") providers, Adobe offers hosted services for streaming on-demand Flash across high-performance networks; built with Adobe Flash Media Server, Flash Video Streaming Service provides an effective way to deliver FLV to large audiences without the overhead of setting up and maintaining streaming server hardware and network.

        Ovation—software which allows users to enhance Microsoft PowerPoint slides into a richer visual experience to help deliver more impactful information, presentations and messages.

        Scene7 On-Demand—provides an easy-to-use, Web-based system to upload, manage, enhance and publish dynamic rich content; used by many leading online retail Websites to automate the production and availability of rich media experiences, including zoom, dynamic sizing, personalization and interactive dynamic product catalogs.

        Vlog It!—software which allows users to easily create dynamic video blogs containing photos, audio, video clips and narration.

Business Productivity Solutions Segment

        Effective in the first quarter of fiscal 2008, to better align our engineering and marketing efforts with our business development and go-to-market sales model in our global field organization, we merged our Knowledge Worker Business Unit with our Enterprise and Developer Business Unit to form our new Business Productivity Business Unit. As part of this realignment, we moved responsibility for Flex Builder, the Flex SDK and our ColdFusion product line to our Platform Business Unit to more effectively coordinate those initiatives with our broader platform strategy.

        The focus of our Business Productivity Business Unit is to provide solutions which meet the needs of enterprises to improve their productivity, help automate business processes, improve collaboration and reduce time-to-market and costs.

Knowledge Worker Market Opportunity

        As part of our Business Productivity Solutions focus, we address the needs of the knowledge worker customer who we define as someone focused on creating and disseminating high-value information as part of their job on a regular basis. Knowledge workers include a wide variety of job functions—such as accountants, administrative assistants, executives, architects, educators, engineers, graphic designers, insurance underwriters, software developers and stock analysts—just to name a few. These jobs typically require the sharing of information, either in an information dissemination (one-way) format, or in a collaborative (multi-way) format.

        Knowledge workers must create information and content from a variety of software applications, and be able to exchange this information within a reliable format that ensures coworkers and constituents can reliably and securely access the information. When appropriate, this information often needs to be protected or securely managed and controlled.

        Collaboration among knowledge workers can occur through face-to-face meetings, via phone calls, through e-mail or through Web conferencing technologies. Knowledge workers that participate in collaborations with their colleagues may be located in offices next door to each other, or in different parts of the world. These team members may change with every project and either be part of an organization's employee base, or be an external consultant or third party partner.

        We believe there is a significant opportunity to provide solutions which enable knowledge workers to communicate and collaborate across technical, geographical and social boundaries, both inside and outside of their companies. We believe that with such solutions, users can collaborate and efficiently manage feedback from their colleagues in both real time and on-demand, and control how, when and by whom information is accessed.

        Since the early 1990s, our Acrobat family of products has provided for the reliable creation and exchange of electronic documents, regardless of platform or application source type. Users can collaborate on documents with electronic comments and tailor the security of a file in order to distribute reliable Adobe PDF documents that can be viewed, printed or interacted with utilizing the free Adobe Reader. Available in different versions which target a variety of user needs, Adobe Acrobat provides essential electronic document capabilities and services to help knowledge workers accomplish a wide range of ad hoc tasks involving digital documents ranging from simple publications to forms to mission critical engineering and architectural plans. Although Acrobat has achieved strong market adoption in document-intensive industries such as government, financial services, pharmaceutical, legal, aerospace, insurance and technical publishing, we believe there are tens of millions of users who require capabilities such as those provided by Acrobat who have not yet licensed an Acrobat based solution.

        In addition to sharing and collaborating on documents reliably across disparate platforms with Acrobat, we believe there is an adjacent market opportunity whereby knowledge workers will increasingly utilize Web conferencing solutions to more effectively collaborate and consult with their colleagues, partners and customers. We also believe businesses will increasingly utilize Web conferencing to improve how they train, market, sell and support their products and solutions to their customers.

        Our Adobe Acrobat Connect provides capabilities via the Adobe Flash Player for live Web conferencing, as well as delivering on-demand rich presentations. By integrating accessibility to the functionality of Acrobat Connect from Acrobat and the free Adobe Reader, we believe we can extend adoption of Web conferencing to a broader potential market and grow the use of such technology with an easy-to-adopt business model.

Knowledge Worker Business Summary

        Our business targeting knowledge workers achieved record revenue and solid year-over-year growth in fiscal 2007. The largest component of this business was revenue generated by our Acrobat family of products, driven by continued adoption of Adobe Acrobat version 8.0 throughout the year.

        The version 8 product family offers enhanced features that allow workgroups to manage a range of essential business activities such as assembling documents from multiple sources, controlling security and access to sensitive information, enabling the creation and filling out of intelligent electronic forms and more effectively collaborating on documents and projects. In addition, the Acrobat 8 family of products provides a new user interface and additional functionality to address specific customer workflow issues in vertical markets such as architecture, engineering, construction, manufacturing, education, government and financial services. These enhanced capabilities helped to continue the increase of our penetration of Acrobat desktop licenses in enterprises, thereby helping our business to grow.

        Success with adoption of our Creative Suite products has also contributed to broader adoption of Acrobat in the creative professional market. Acrobat Professional 8 is included in four of the six new CS3 products that we began shipping in the second quarter of fiscal 2007, and utilization of Acrobat pre-press, printing and collaboration functionality is a critical component of creative customer workflows. As such, adoption of Acrobat through the Creative Suite product family has resulted in an increasing amount of Acrobat Professional revenue being reported in our Creative Solutions Segment during the year.

        To supplement our vertical market focus with Acrobat, we shipped an updated version of Adobe Acrobat 3D in the second quarter of fiscal 2007. Acrobat 3D extends document-based 3D design collaboration capabilities to virtually anyone in the design supply chain—from engineers to manufacturers. Acrobat 3D utilizes Adobe PDF as a cross-platform standard to share complex 2D and 3D content without the need for using proprietary viewing technology for recipients receiving such content.

        Over the course of fiscal 2007, we also continued to focus on the Web conferencing market opportunity with our Acrobat Connect product line which is licensed by customers as server-based software, or licensed as a hosted service that we provide. This approach focuses on charging meeting organizers for the ability to host meetings, and allows for participants to join meetings for free utilizing the Adobe Flash player.

Knowledge Worker Strategy

        In fiscal 2008, we plan to continue to market the benefits of our knowledge worker solutions to small and medium-sized businesses, large enterprises and government institutions around the world. With our

Acrobat family of products, we intend to continue to increase our seat penetration in these markets through the utilization of our corporate and volume licensing programs. We also intend to increase our focus on marketing and licensing Acrobat in vertical markets such as education, financial services, telecommunications, government, manufacturing and the architecture, engineering and construction markets.

        We also plan to deliver new capabilities as part of the Acrobat family of products which focus on creating additional value for users in document-intensive vertical markets which require more advanced features and solutions. In addition, we intend to provide easier, more broad-based solutions and hosted services to users requiring basic and easy-to-use document authoring, collaboration and file storage capabilities.

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

Knowledge Worker Products

        Adobe Acrobat 3D—enables collaboration between extended teams of designers and engineers to more securely and reliably communicate, visualize and document architectural and manufacturing designs using 3D data; allows users to insert and publish 3D designs from major CAD applications in Adobe PDF documents that can easily be shared with suppliers, partners and customers using the free Adobe Reader software.

        Adobe Acrobat Connect—a rich Web-based communication system which enables organizations to reduce the costs of travel and increase the effectiveness of online training, marketing events, sales meetings and collaborative Web conferencing solutions which are instantly accessible by customers, partners and employees using Adobe Flash Player; consists of a core Connect Events Server or hosted service, and modules that provide specific application functionality, including Connect Training and Connect Events; can be deployed with either some or all of these components together; Connect Training allows organizations to build a complete online training system with Microsoft PowerPoint presentations that include surveys, analysis, course administration and content management; Connect Events allows users to provide seminar and training sessions as well as to conduct business presentations through the Web.

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

        Adobe Acrobat Messenger—software that works with a scanner or digital copier and is designed for workgroups and departments to transform paper documents into electronic Adobe PDF files and deliver them via e-mail, Web or fax; allows users to preview their documents on-screen, crop or rotate pages and add electronic annotations.

        Adobe Acrobat Standard—creates secure, reliable and compact Adobe PDF files from desktop authoring applications such as Microsoft Office software, graphics applications and more; supports automated collaborative workflows with a rich set of commenting tools and review tracking features; includes everything needed to create and distribute rich electronic documents that can be viewed easily within leading Web browsers or on computer desktops via the free Adobe Reader.

        Adobe Acrobat Professional—in addition to all the capabilities of Acrobat Standard, Acrobat Professional delivers specialized capabilities for creative professional and engineering users, such as pre-flighting, color separation and measuring tools.

        Adobe Document Center—a hosted service that enables businesses to secure and manage Adobe PDF files and other common business document files such as those in Microsoft Office formats.

        Create Adobe PDF Online—a Web-based subscription service that provides for the easy conversion of Microsoft Office documents and other application files to Adobe PDF for the secure and reliable sharing of rich electronic documents that can be viewed easily within leading Web browsers or on computer desktops via the free Adobe Reader.

Enterprise Business Process Opportunity

        Enterprises are under increasing pressure to save money, offer improved customer service, adhere to regulatory requirements and leverage existing investments in core systems. As a means to address these issues, a critical component of an organization's business processes is the need to interact with data stored in enterprise applications. As this need expands beyond the core users of those applications, adapting systems to accommodate a diverse group of users—including those within and those external to the organization—has become an expensive and time-consuming endeavor. The outcome is a proliferation of manual workarounds that result in process inefficiencies, delays and poor quality of information.

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

        We believe significant opportunities exist to help enterprises address these issues by making their business processes more efficient and their Web applications more engaging. To address these opportunities, we offer Adobe LiveCycle solutions to securely extend the reach of information, processes and services to engage with customers and constituents. Our solutions leverage our technology platform which helps businesses and government agencies inspire commitment in their customers and constituents by engaging them—anywhere, anytime and in any medium through our universal clients and application solutions.

        Our technology platform utilizes our universal Adobe Reader and Adobe Flash Player software which ensure reliable, secure and rich application experiences across browsers, desktops and devices. The technology platform provides developers with an RIA programming model to integrate and optimize workflows and a server software framework to simplify integration and leverage existing enterprise infrastructures. We also offer services and other software components to accelerate the creation of compelling, relevant and actionable applications, either through RIAs or through intelligent electronic documents based on Adobe PDF.

        We believe our technology platform revolutionizes how enterprises and government agencies present, deliver, consume and interact with information and content. By providing an integrated client-server framework, toolset and server-side process orchestration engine for developers, designers and IT organizations, we believe our solutions allow our customers to:

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

  •
  Implement solutions which adhere to security and regulatory compliance requirements;

  •
  Scale these solutions needs regardless of the size of their constituent populations; and

  •
  Leverage the Adobe Reader and Adobe Flash Player clients to reach people inside and outside of their organizations, and across all desktops and devices.

        Although our solutions address the needs of a diverse set of enterprise customers, we focus primarily on key vertical industries such as financial services, government, manufacturing, life sciences and health care. For these customers, we offer comprehensive, scalable, secure and reliable server products and tools to develop applications tailored to their specific information and business process requirements.

        Adobe LiveCycle Enterprise Suite ("ES"), newly released in mid-2007, brings together more closely Adobe PDF and Adobe Flash technologies to provide capabilities which allow businesses and enterprises to more effectively engage customers, constituents, partners and employees in key business processes. LiveCycle ES software is an integrated J2EE server solution that blends electronic forms, process management, document security and document generation to help create and deliver rich and engaging applications that reduce paperwork, accelerate decision-making and help ensure regulatory compliance.

        Key differentiating features in LiveCycle ES allow developers to build more engaging experiences that scale from paper forms to rich and interactive online applications, protect sensitive information and extend business processes that span from data capture through process orchestration to document generation—inside and outside an organization's firewall.

        A key enhancement in LiveCycle ES is the fusion of Adobe PDF with our Adobe Flex technologies which utilize the Flash file format and leverage our widely-used Flash Player technology. With Flex, developers are able to combine the rich user interface of desktop software with the reach and ease of deployment of the Web, and the processing power of desktop computers and mobile devices. This combination enables the delivery of more complex interactions than are currently supported by the Web browser model. Flex applications extend the server-based object model to client systems, improving interactivity by eliminating the constant page refreshes and context switches that users frequently experience. As a result, Flex applications enable organizations to provide users with a dramatically improved experience that supports the manipulation of data and information in ways that are impractical in a traditional browser-based environment.

        Sample uses of Adobe Flex applications to streamline business processes within LiveCycle include the following:

  •
  Form Guides—Form Guides are Adobe Flex based wizard-like panels that help guide users through a data capture experience. Form guides can dynamically change and adapt based on input data to ensure only relevant and accurate data is captured. These rich and engaging experiences help reduce transaction abandonment rates that are prevalent with more complex data collection interfaces;

  •
  LiveCycle Workspace ES—LiveCycle Workspace provides an intuitive and responsive process dashboard that allows participants in business processes to track, complete, delegate and monitor tasks. Created as a set of reusable Adobe Flex components, LiveCycle Workspace enables organizations to customize process dashboards for specific end user roles to optimize productivity; and

  •
  Process and data integration—With Adobe Flex, businesses can consolidate data and information, and align processes to meet the unique needs of internal and external users. Automated process and data integration can increase accuracy, improve efficiency and enhance customer service through faster response times.

        To build and deliver enterprise-class RIAs, the following components are required:

  •
  Adobe LiveCycle Data Services ES—an application that acts as the application and services intermediary between LiveCycle RIA applications and the existing enterprise environment and/or Web services; easily integrating with existing enterprise application servers, and leveraging existing resources and policies for functions such as deployment, session management and security;

  •
  Industry-standard Integrated Development Environment ("IDE")—Flex applications can be built and tested using Adobe Flex Builder or a third-party IDE such as Borland JBuilder, Microsoft Visual Studio and others; and

  •
  Adobe Flash Player client—The Adobe Flash Player client runtime application provides the user interface to Flex applications.

        The other primary component of our LiveCycle ES solutions utilizes Adobe PDF documents which interact with core business applications and integrate information contained in those documents into business processes. In addition to capturing the necessary fidelity for electronic forms, Adobe PDF documents are "intelligent"—they retain the best characteristics of paper documents, such as a familiar look, but add powerful business logic capabilities such as data calculation and validation and automated routing instructions. In addition, arbitrary data (including XML-based data) can be embedded inside of intelligent PDF documents for use or access in a business process. These features allow for more efficient interaction with enterprise applications while still providing the ability for people to manually access and interact with the data when necessary.

        Our LiveCycle ES products leverage our Adobe Reader software—with more than 500 million distributed copies of Adobe Reader, we have created a platform for extending high value business processes to a wide variety of end users. Adobe Reader is available on the most common operating system platforms free of charge, including Microsoft Windows, Apple Macintosh, Linux, various Unix-based platforms, and portable device systems such as Palm OS, Pocket PC and the Symbian operating system for cellular phones. As a universal client, Adobe Reader enables users inside and outside the firewall to interact with intelligent PDF documents on most platforms, including desktops, laptops, PDAs, mobile phones and kiosks, regardless of the application used to author the document.

Enterprise Business Process Business Summary

        In fiscal 2007, we generated record revenue in our enterprise and developer business with Adobe LiveCycle as we continued to achieve strong adoption in targeted markets such as government and financial services. Our integration with other software vendors' platforms, especially those from SAP AG, helped to further drive adoption during the year—as did adoption of Adobe PDF and Adobe server technologies in markets like insurance and life sciences. With our Adobe Flex solutions, we also achieved strong revenue growth and adoption in key targeted markets during the year.

Enterprise Business Process Strategy

        In fiscal 2008, we will continue to focus on offering more complete enterprise server-based solutions targeting the document and RIA needs of governments and enterprises. We wish to help these customers develop and deliver self-service and assisted-service Web-based applications that blend rich user interfaces and documents with data capture, document collaboration and document generation capabilities that are easy to use. We strive to provide solutions which are customer-centric and help the constituents of our customers work together on complex processes and bridge the digital and paper-based environments, and do so by providing capabilities that are accessible by anyone, anywhere and on any Web-connected device. We intend to provide such solutions directly through our consulting services organization, as well as together with software partners such as SAP AG, and through global systems integrators we partner with that deliver comprehensive solutions to their customers.

        We will continue to focus our go-to-market efforts on markets such as financial services, government, manufacturing, and life sciences and work to augment our sales model to include more systems integrator partners. We will also work to enhance our solutions offerings through investments in new software as a service capabilities for our enterprise server product family.

Enterprise and Developer Solutions Products

        Adobe LiveCycle Data Services ES—provides enterprise connectivity and data management capabilities for advanced Flex RIAs. LiveCycle Data Services runs on J2EE application servers and provides messaging, high performance data connectivity and advanced data management that integrate Flex based RIAs into enterprise infrastructure including Web services, remote Java objects and real-time data and messaging systems.

        Adobe LiveCycle Designer ES—a desktop software application which simplifies the creation and maintenance of intelligent XML based forms for deployment as Adobe PDF forms, HTML applications and Flash based RIAs; provides an intuitive, graphical design tool for creating XML templates that look exactly as the author intended, and previewing them before deployment; it also simplifies adding intelligence to documents, such as business and routing logic, and binding form fields to arbitrary XML schemes for seamless integration with enterprise applications.

        Adobe LiveCycle Forms ES—offers a range of solutions for deploying intelligent forms that can be completed online or offline, across diverse platforms and devices; identifies a user's environment to deliver the richest form-filling capabilities supported and integrates with enterprise applications to pre-populate form fields, save captured data and initiate data-driven workflows.

        Adobe LiveCycle Barcoded Forms ES—enables organizations to accurately capture user-supplied information from fill-and-print paper forms by using dynamic 2D barcodes; barcodes are initially set up through creation of the form with Adobe's Designer application; after the form is printed, signed and returned by users of the form, the barcode on the form is scanned and decoded, and form data obtained from the barcode is routed to the appropriate enterprise application through Adobe's LiveCycle server products.

        Adobe LiveCycle Digital Signatures ES—a server-based software application that helps organizations automate the processing of electronic documents by providing batch-based capabilities to digitally sign and certify Adobe PDF files, validate digital signatures and encrypt/decrypt Adobe PDF documents; safeguards information when it leaves a company's network and integrates with existing public key infrastructures.

        Adobe LiveCycle Rights Management ES—a server-based software application that helps organizations manage information access securely with dynamic, persistent document control; allows for access control and auditing of Adobe PDF, Microsoft Word, Microsoft Excel and CATIA CAD document usage inside or outside the firewall, online or offline and across multiple document platforms; lets organizations know when a document has been viewed, printed or altered and restricts access so that only intended recipients can open, use and forward a document; allows for previously granted document permissions and access to be revoked; leverages Adobe Acrobat and Adobe Reader and other client plug-in software to author and view protected documents.

        Adobe LiveCycle Reader Extensions ES—a server-based software application which lets enterprises easily share interactive Adobe PDF files with external parties—without requiring recipients of the documents to purchase Acrobat software that normally would be necessary to interact with the Adobe PDF files they receive; it unlocks features on an individual Adobe PDF document so that when such a file is opened in the free Adobe Reader, users have access to tools that normally would not be available in Adobe

Reader, such as reviewing and commenting functions, digital signatures to electronically sign PDF documents and the ability to fill in, submit and save electronic documents locally.

        Adobe LiveCycle PDF Generator ES—offers server-based conversion of native PostScript, text, image formats, standard office formats and technical drawing formats into Adobe PDF files; integrates with other LiveCycle products that apply digital rights management, document assembly and process management to converted documents in an automated fashion; generates Adobe PDF files that comply with the new PDF/A specification for long-term document archives.

        Adobe LiveCycle Process Management ES—a server-based process management application that allows organizations to design and model business processes, integrate processes to core business systems and deploy processes with intelligent documents and RIAs. Process Management includes a comprehensive business activity monitoring capability to provide enhanced visibility into the performance and efficiency of automated business processes, and the LiveCycle Workspace ES user interface.

        Adobe LiveCycle Production Print ES—a server-based, high volume output management solution that allows organizations to create personalized transactional documents such as statements, contracts, letters, packing slips or welcome kits; generates documents dynamically by merging data from multiple back-end systems with pre-designed templates and output documents in a wide range of print or electronic formats to help deliver multi-channel communications; the technology is licensed from Streamserve and sold by Adobe.

        Adobe Central Pro Output Server—a server-based software application for document generation that allows organizations to create personalized, customer-facing documents from any data source—including legacy, line-of-business, ERP or CRM applications; merges data with an electronic document template using a powerful processing engine to dynamically generate electronic documents such as purchase orders, invoices, statements and checks for delivery via Adobe PDF, the Web, e-mail, fax or print; works with Adobe Output Designer which is a companion tool used to create sophisticated document templates.

        Adobe Output Designer—a design tool that allows users to create electronic document templates for use with Adobe solutions for document generation; aids in the creation of electronic documents that exactly replicate existing paper documents.

        Adobe Output Pak for mySAP.com—a SAP-certified server-based software application for document generation that enables organizations to optimize their investment in their SAP solution by creating personalized, professional-looking, customer-facing documents; provides an easy, fast and cost-effective way to create and maintain documents for the SAP environment; integrates directly with an SAP system to extract information which is merged with a document template that defines the layout and formatting of the document; output can be in a variety of formats, including Adobe PDF, print, fax, e-mail and the Web.

        Adobe Web Output Pak—a server-based software application for document generation; creates documents in PDF and HTML for presentation on the Web and in Wireless Markup Language for presentation to a wireless device; allows users to personalize and control the look of documents based on the data the documents contain.

Mobile and Device Solutions Segment

Mobile and Device Solutions Market Opportunity

        As hundreds of millions of people around the world adopt Internet-connected hand-held phones and devices as a means to communicate, collaborate and entertain, as well as consumer electronic devices such as digital cameras, game consoles, music players and electronic educational toys, we believe a significant opportunity exists to offer solutions for these devices which provide for the creation and delivery of rich content, user interfaces and data services which allow users to engage with information more easily and effectively.

        Our strategy in addressing the Mobile and Device Solutions market is to license Adobe mobile solutions, including Adobe Flash Player, Adobe Reader LE and Adobe Flash Cast, to device manufacturers and telecommunications carriers that embed our technology on their platforms, enabling them to provide multimedia content, documents and services to their customers. As Flash Player and Adobe Reader technology penetrates digital devices and platforms, millions of developers will be able to use our content creation products to create engaging consumer content and rich mobile business applications.

        To support the delivery of content and services in these millions of devices, we offer client-server solutions which leverage the broad deployment of our Flash Player and Adobe Reader technologies. Flash Cast, the first of these service delivery solutions, and the newly developed Adobe Flash Home solution consists of client software built upon a new Adobe Mobile Client runtime technology, as well as server technology that manages the content being delivered to the mobile phone. Just as other Adobe solutions such as Acrobat and Acrobat Connect are built upon our technology platform, we see market opportunities to bring similar solutions to the mobile and device ecosystems.

Mobile and Device Solutions Business Summary

        In fiscal 2007, despite the loss of deferred revenue due to purchase accounting adjustments made with the integration of Macromedia at the beginning of fiscal 2006, we achieved record revenue results and strong unit adoption of our client software on mobile and consumer electronic devices. As of October, 2007, our Flash Lite client has been installed on more than 300 million devices worldwide—on over 430 different mobile handset models and over 140 different device models. This success has been driven by hardware OEM relationships with companies such as Nokia, Sony/Ericsson, LG Electronics, Motorola and Samsung.

        In addition to key mobile OEM relationships we have established, we provide Flash Lite for Qualcomm BREW on the Verizon network. This relationship serves to broaden the Flash Lite ecosystem in the United States, driven by the ability for Verizon subscribers to view Flash based content on their BREW enabled handsets.

        During the year, we also achieved strong unit adoption of our Flash Lite client on consumer electronics devices. Customers have licensed our Flash Lite for distribution on devices such as the Nintendo Wii and the Sony PlayStation Portable and PlayStation 3 devices.

        Beyond client-based revenue, we have increased traction with our server-based solution called Adobe Flash Cast which provides data-based services that major wireless carriers such as NTT DoCoMo offer their subscribers. In Japan, more than 13.9 million NTT DoCoMo subscribers have signed up for a Flash Cast based service. To broaden the penetration of Flash Cast based services globally, in fiscal 2007 we announced relationships with Verizon (North America), Telenor (Europe) and Chunghua Telecom (Taiwan) to deliver Flash Cast based content services to their millions of subscribers. These relationships are in the various stages of trials and network certification. We have also introduced a new solution, Flash Home, built upon the same client-server architecture that is in the early stages of marketing and business development.

Mobile and Device Solutions Strategy

        In fiscal 2008, we intend to continue our focus on client-based OEM revenue from our mobile and device hardware customers to drive revenue growth in our business. We also intend to deliver key new releases of client and server products. We intend to work closely with carriers in key ecosystems to complete launches of our Flash Cast based services and to leverage and extend our current offerings to them. Geographically, we look to expand our presence in markets such as Europe, Japan, China and the United States. Our expansion will be driven by our own efforts, as well as those of key systems integration, distribution and content partners that we have already signed agreements with, or those who we intend to partner with.

Mobile and Device Solutions Products

        Adobe Flash Cast—an offline portal solution that delivers highly personalized, easy-to-discover data services that are viewed as "channels of content" from a mobile handset; built using the same client-server system as Flash Home, Flash Cast enables operators to deliver an engaging, branded portal experience that can integrated with the home screen.

        Adobe Flash Lite—a version of the Flash Player that helps mobile and consumer device manufacturers differentiate their products by delivering Web based Flash content as well as video and interactive content to a broad range of devices.

        Adobe Flash Home—an active, home screen solution to deliver rich, dynamic home screens consistently across a broad range of devices; built as a client-server system, Flash Home combines customizable home screens with live data services to provide subscribers with personalized and engaging experiences.

        Adobe Mobile Client—a new version of the mobile runtime that helps mobile and consumer device manufacturers differentiate their low-end, mass market devices with video and interactive content as well as Flash based user interfaces. This new runtime is part of our Adobe Flash Home and Adobe Flash Cast solutions.

        Adobe Reader LE—a version of the Adobe Reader specifically developed for mobile phones that renders PDF documents on small-sized devices.

Other Segment

        Our Other business segment contains several of our products and services which address market opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and OEM printing businesses, to new strategic opportunities such as developer tools and OEM revenue generated with our technology platform solutions—which includes the Adobe Reader and Adobe Flash Player clients, and our new Adobe AIR client. These opportunities, and the products we offer to address them, are reviewed below in the following categories: Platform, OEM PostScript, and Print Publishing (formerly called Print and Classic Publishing).

Platform Opportunity and Strategy

        Central to our long-term strategy is our technology platform which enables the development of products and solutions that dramatically improves how businesses engage with their customers. While our technology platform encompasses products and technologies created across all of Adobe's segments, the Platform Business Unit focuses on the development and delivery of our developer solutions such as ColdFusion and Flex Builder, and on technology platform client and developer technologies, including Adobe Flash Player and Adobe AIR. These solutions ensure reliable, secure and rich application experiences across the broadest range of browsers, operating systems and devices.

        A key long-term focus to broadening the reach and viability of our technology platform is the development of a new cross-platform client named Adobe AIR. Based on Flash, PDF and HTML technologies, Adobe AIR enables the creation of Web-enabled desktop applications that run outside of a Web browser. Adobe AIR based applications extend today's Web browser-based applications to have the power and utility of desktop applications with capabilities such as access to the local file system, and the ability to work offline and then synchronize data when the application has online access again. Adobe AIR developers of Adobe AIR applications are able to create persistent, branded desktop experiences which can be developed using standard Web technologies such as HTML, AJAX, Flash and PDF, as well as common audio and video formats.

        As part of our strategy to deploy and monetize Adobe AIR, we have realigned resources to broaden our capabilities for marketing and supporting developers. To that end, we have moved responsibility for our Flex Builder integrated development environment ("IDE") and our ColdFusion product line to our Platform Business Unit. Our aim is to leverage our developer engineering, marketing and evangelism capabilities, and to implement business models which balance our objectives of broad cross-platform client proliferation with our client monetization strategy.

        Our Flex Builder IDE is used by developers to create and deploy rich browser and Adobe AIR based applications. With the robust IDE of Flex Builder, as well as comprehensive charting tools and components, we believe it is the most efficient means for developers to create RIAs that deploy seamlessly across all browsers and operating systems. Our legacy ColdFusion product line provides fast and easy ways to build and deploy powerful Internet applications. Developers can extend or integrate ColdFusion with Java or.NET applications, connect to enterprise data and applications, create and interact via Web services, or interface with SMS on mobile devices or instant messaging clients. ColdFusion can also be used for business reporting, rich-forms generation, printable document generation, full-text search, and graphing and charting—enabling customers to more fully engage their constituents with better Web experiences.

        In fiscal 2007, our Platform business primarily generated revenue through OEM relationships with companies such as Google, through downloads of our client technologies such as Adobe Flash Player and Adobe Reader. In addition, our ColdFusion business continued to perform well through revenue generated from its existing customer base that benefits from a large and active developer community. This business was also enhanced based on the delivery of an updated ColdFusion release during the year which added strong integration capabilities with Adobe Flex.

        In fiscal 2008, we will continue to explore monetization opportunities for our technology platform solutions, as well as enhance our ColdFusion product line and drive upgrades with a new release. To support our Adobe AIR initiative, we intend to broaden our marketing efforts through developer community outreach and grassroots evangelism. We will also work closely with partners to implement Adobe AIR client distribution relationships, and, we will assist partners and customers who will be developing key applications that utilize Adobe AIR. We intend to continue our focus in improving integration of our Platform technologies with our Creative Suite solutions so that products such as Dreamweaver are able to provide development tools for Adobe AIR applications. Finally, we intend to deliver new product capabilities and Web-based services, as well as a new creative application that we believe will improve the overall workflow among Web designers and Web application developers.

Platform Products

        Adobe ColdFusion—provides a server-scripting environment and a set of features used by organizations for building database-driven scalable applications that are accessible through Web browsers and the Adobe Flash Player; built on an open Java technology architecture and can be deployed on third-party Java application servers that support the J2EE specification.

        Adobe AIR—new desktop client software which allows developers to use existing Web development skills (e.g. HTML, AJAX, Flash and Flex) to build and deploy RIAs on the desktop.

        Adobe Reader—software for reliable reviewing and printing of Adobe PDF files on a variety of hardware and operating system platforms; when used with certain Adobe PDF files created with Adobe LiveCycle Reader Extensions Server, Adobe Acrobat Professional or Adobe Acrobat 3D, Adobe Reader also can be used to enable collaborative workflows through the addition of collaboration features built into the Adobe PDF file; these features include review and markup tools that normally are not present in the standard Adobe Reader product.

        Adobe Flash Player—the most widely distributed rich client software on PCs and consumer electronic devices, the Flash Player provides a runtime environment for text, graphics, animations, sound, video, application forms and two-way communications.

        Adobe Flex Builder—an Eclipse-based IDE for developing RIAs with the Adobe Flex framework for either the Flash Player or Adobe AIR; developers utilize Flex Builder to quickly build and deploy applications that are expressive, intuitive and rich in interactivity.

        Adobe Flex SDK—the developer tools for developing RIAs with Flex; developers use the SDK to compile and debug MXML and ActionScript files into the SWF format that executes in the Flash Player; Flex SDK is licensed at no charge, providing a commercial grade RIA development environment which competes with free open source alternatives.

        Adobe Shockwave Player—a rich media player used for deploying multimedia content for use in Internet solutions including education, training, games and commerce.

OEM PostScript Opportunity and Strategy

        Graphics professionals and professional publishers require quality, reliability and efficiency in production printing, and we believe our printing technology provides advanced functionality to meet the sophisticated requirements of this marketplace. As high-end printing systems evolve and transition to fully digital, composite workflows, we believe we are uniquely positioned to be a supplier of software and technology based on the Adobe PostScript and Adobe PDF standards for use by this industry. We generate revenue by licensing our technology to OEMs that manufacture workflow software, printers and other output devices.

        In fiscal 2007, we maintained our OEM PostScript revenue through continued innovation with PostScript technologies. In 2008, we plan to continue to enhance PostScript, and along with PDF enhancements, establish PDF as the standard for variable data publishing and printing work flows.

OEM PostScript Products

        Adobe PostScript—a printing and imaging page description language that delivers high quality output, cross-platform compatibility and top performance for graphically-rich printing output from corporate desktop printers to high-end publishing printers; gives users the power to create and print visually rich documents with total precision; licensed to printing equipment and workflow software manufacturers for integration into their printing products.

        Adobe PDF Print Engine—a new, next-generation printing platform that enables complete, end-to-end PDF-based workflows using common PDF technology to generate, preview and print PDF files; allows PDF files to be rendered natively throughout a workflow, providing performance benefits which include eliminating the need to flatten transparent artwork.

Print Publishing Opportunities

        In addition to the market opportunities and our businesses discussed previously, we offer a variety of products and solutions which address many different and unique publishing market needs. Our Print Publishing Business Unit focuses on these solutions which address the diverse customer needs in markets such as technical document publishing and communication, business document publishing, CD-ROM publishing, eLearning solutions, on-line help systems and typography.

        In fiscal 2008, we will continue to support these offerings to meet the diverse needs of each product's user base. In addition, we believe there to be an opportunity to enhance some of our offerings, particularly in the technical communication and eLearning markets, through a comprehensive offering of several of our products to provide a complete end-to-end solution. To that end, in late fiscal 2007, we released the Adobe Technical Communication Suite which includes technologies such as Adobe FrameMaker, Adobe RoboHelp, Adobe Captivate and Adobe Acrobat 3D. Through this new suite, we believe we can help customers improve their workflows—especially for authors of eLearning content who want a single solution to meet their content creation needs.

Print Publishing Products

        Adobe Authorware—a rich media authoring tool used to develop caption based eLearning on Windows and Macintosh based platforms; use of the product ranges from creating Web-based tutorials to simulations incorporating audio and video; applications developed with Macromedia Authorware can be delivered on the Web, over corporate networks or on CD-ROM.

        Adobe Captivate—enables users to create interactive demonstrations and software simulations in the Flash file format; records users' actions in any application and instantly creates Flash simulations with visible and audible mouse movements; the small file size and high resolution make Adobe Captivate simulations and demonstrations easy to publish online or burn onto a CD for use in training, sales, marketing or user support; often used in combination with Acrobat Connect, Adobe Captivate provides a robust technology solution to bring understanding and retention to the end users of rapid training and eLearning solutions.

        Adobe Contribute—an easy way to update, add and publish Web content; non-technical business users can make changes to intranet and Internet Websites while automatically maintaining site standards for style, layout and code; also enables content providers and Web professionals to save time and streamline the Web-content maintenance process.

        Adobe Director—a tool for creating professional multimedia content that combines images, text, audio and video into presentations and interactive experiences; for Websites, it provides users with the ability to deliver multimedia content that supports three dimensional images and animations for use in various markets, including education, games and commerce; also enables the creation of fixed-media content for CD titles and DVD titles in the entertainment, education and corporate training markets.

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

        Adobe JRun—an application server based on the J2EE specification; integrates with our development tool offerings and is used to deploy applications for functions such as online banking and customer service.

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

        Adobe Technical Communication Suite—includes Adobe Acrobat 3D, Adobe Captivate, Adobe FrameMaker and Adobe RoboHelp technologies; helps customers improve their workflows, especially authors of eLearning content who want a single solution to meet their content creation needs.

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

COMPETITION

        The markets for our products are characterized by intense competition, evolving industry standards and business models, rapid software and hardware technology developments and frequent new product introductions. Our future success will depend on our ability to enhance our existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models and other technological changes.

Creative Solutions

        In our Creative Solutions segment, we offer the Adobe Creative Suite in multiple versions which consist of combinations of several of our technologies. In addition, we offer the technologies within them as individual software applications. These products compete with those from many companies, including Apple, Google, Microsoft and others, as well as from various open source initiatives.

        With respect to Microsoft, their Expression Studio competes with our Adobe Creative Suite products as well as individual Creative Solutions segment products. Expression Studio includes Microsoft Expression Design which competes with our Adobe Illustrator, Adobe Photoshop and Adobe Fireworks products; Microsoft Expression Blend which competes with our Adobe Flash Professional product; Microsoft Expression Web which competes with our Adobe Dreamweaver and Adobe GoLive products; and Microsoft Expression Media which provides digital asset management, basic image editing, and video encoding/compression capabilities and competes with some aspects of our video and hobbyist-focused products. To compete with Adobe Flash, Microsoft has also launched Silverlight which provides capabilities for the creation of media experiences and interactive applications for the Web that incorporate video, animation, interactivity and user interfaces.

        We believe our Adobe Creative Suite competes favorably on the basis of features and functionality, ease of use, product reliability, price and performance characteristics. The individual technologies within the Creative Suite products also work well together, providing broader functionality and shortened product training time for the individual who uses multiple applications to complete a project.

        We also believe our individual Creative Solutions products compete favorably against those offered by our competitors, as discussed below.

        Drawing and illustration products are characterized by feature-rich competition, brand awareness and price sensitivity. In addition to competition with Microsoft's Expression Design product, our Adobe Illustrator and Adobe FreeHand products face competition from companies such as ACDsee, Autodesk, Corel, Deneba, Mediascape, Xara and the open source product called Karbon14. We believe our products compete favorably due to high awareness of their rich features, especially the drawing and illustration functionalities, the technical capabilities of the product and our ability to leverage core technologies from our other established products.

        The demand for Web page layout and Web content creation tools is constantly evolving and highly volatile. In addition to competition with Microsoft's Expression Blend and Web products, we believe Adobe GoLive, Adobe Dreamweaver and Adobe Flash Professional face direct and indirect competition from desktop software companies such as Bare Bones Software and various proprietary and open source Web authoring tools. We also face competition from AJAX and Visual Studio products, and other integrated development environments that enable developers to create Web applications from companies such as BEA Systems, Borland and IBM. We believe our products compare favorably to these applications; however, our market share may be constrained by Microsoft's ability to target its Web software to users in markets it dominates. These target customers include users of Microsoft Office, Microsoft Windows operating system, the Microsoft Internet Explorer Web browser and Microsoft Visual Studio.

        The needs of digital imaging and video editing software users are constantly evolving due to rapid technology and hardware advancements in digital cameras, digital video cameras, printers, personal computers, cellular phones and other new devices. Our software offerings, including Adobe Photoshop, Adobe Photoshop Elements, Adobe Photoshop Lightroom, Adobe After Effects, Adobe Audition, Adobe Soundbooth, Adobe Encore, Adobe Premiere Elements and Adobe Premiere Pro, face competition from companies offering similar products. We also continue to face competition from new emerging products, including online based services and those coming from the open source movement.

        Our mid-range consumer offerings, including Adobe Photoshop Elements and Adobe Premiere Elements, are subject to intense competition, including customer price sensitivity, competitor brand awareness and competitor strength in OEM bundling and retail distribution. We face direct and indirect competition from a number of companies that market software which competes with ours, including ACD Systems, AI Soft (Japan), Apple, ArcSoft, Corel, i4 (Japan), Google, Kodak, Nova Development, Magix, Microsoft, Paessler GmbH (Germany), Pegasus Imaging Company, Phase One, Photodex Corporation, Sonic Pinnacle, Sony and Yahoo. In addition, we face competition from device, hardware and camera manufacturers such as Apple, Canon, Dell, Hewlett-Packard, Nikon, Sony and others as they try to differentiate their offerings by bundling, for free, their own digital imaging software, or those of our competitors. Similarly, we face potential competition from operating system manufacturers such as Apple and Microsoft as they integrate hobbyist-level digital imaging and image management features into their operating systems. Finally, we face potential competition from open source products, including Gimp for Linux.

        We believe we compete favorably against other mid-range digital imaging, digital video and consumer-focused image management software applications with our Adobe Photoshop Elements and Adobe Premiere Elements products due to strong consumer awareness of our brand in digital imaging and digital video, our relationships with significant OEMs, positive recommendations for our products by market influencers, our increased focus on the retail software channel and strong feature sets.

        In professional digital imaging, software applications compete based on product features, brand awareness and price sensitivity. In addition to competition with Microsoft's Expression Design product, our Adobe Photoshop and Adobe Photoshop Lightroom products face direct and indirect competition from a number of companies including Apple and Corel. Our Adobe Photoshop products compete favorably due to high awareness of the Photoshop brand in digital imaging, the positive recommendations for our Photoshop product by market influencers, the features and technical capabilities of the product and our ability to leverage core features from our other established products.

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

        Applications for digital video editing, motion graphics, special effects, audio creation and DVD authoring face increasing competition as video professionals and hobbyists migrate away from analog video and audio tools towards the use of digital camcorders and digital video production on their computers and DVD systems for rich media playback. Our Adobe After Effects, Adobe Audition, Adobe Encore DVD and Adobe Premiere Pro software products, as well as the Adobe Production Studio which contains these products, face competition from companies such as Apple, Avid, Canopus, Discreet, Sonic and Sony. Our Adobe Premiere Elements software product which is targeted for use by hobbyists, faces competition from companies such as Aist, Apple, ArcSoft, Avid, Broderbund, Corel, Cyberlink, Magix, Microsoft and Muvee.

        Adobe After Effects is a leader in professional compositing and visual effects due to its strong feature set and its integration with our other products that helps create a broad video editing platform for our customers. In professional digital video editing, we are an industry leader with Adobe Premiere Pro and compete favorably due to our strong feature set, our OEM relationships and the integration with our other products to create a broad digital video publishing platform for our customers.

Business Productivity Solutions

        With our Adobe Acrobat business, we continue to see an increase in competition from Microsoft. Microsoft has released its new operating system called Windows Vista which includes a proprietary digital rights management technology and a new document format, called XML Paper Specification ("XPS"), which competes with Adobe PDF. In addition, Microsoft's new version of its widely used Office product offers a feature to save Microsoft Office documents as PDF files through a freely distributed plug-in. This new PDF feature in Office competes with Adobe Acrobat. Given Microsoft's market dominance, XPS, the PDF feature in Office and any other competitive Microsoft product or technology that is bundled as part of its Office product or operating system or made freely available, could harm our overall Adobe Acrobat market opportunity.

        Our Adobe Acrobat product family also faces competition in the PDF file creation market from many clone products marketed by companies such as AdLib, Active PDF, Ansyr Technology, Apple, Global Graphics, Nuance, Software995, Sourcenext and others. In addition, other PDF creation solutions can be found at a low cost, or for free, on the Web.

        For customers that use Adobe Acrobat Standard and Adobe Acrobat Professional as part of document collaboration and document process management solutions, where electronic document delivery, exchange, collaboration, security and archival needs exist, our Acrobat product family faces competition from entrenched office applications such as Microsoft Office. In the higher end of the electronic document market, Acrobat Professional provides features which compete with other creative professional PDF tool providers, such as Enfocus, Dalim, TeamPDF and Zinio. In addition, we are targeting the architecture, engineering and construction electronic document collaboration market with our Acrobat 3D product. The capabilities of our product in this market compete with some aspects of Autodesk's 3D solution.

        To address the threats from Microsoft and others, we are working to ensure our Adobe Acrobat applications stay at the forefront of innovation in emerging opportunities such as PDF document generation, document collaboration and document process management.

        Our Web conferencing solution, Adobe Acrobat Connect, faces competition from many Web conferencing vendors, including Cisco through their acquisition of WebEx, as well as Microsoft Office Live Meeting, IBM Lotus Sametime and Citrix GoToMeeting. Cisco WebEx is a market share leader, and Microsoft has steadily increased its marketing of Microsoft Office Live Meeting. To address these and other smaller competitors in the Web conferencing space, we focus on providing a differentiated and enhanced user experience through our Adobe Flash Player.

        The markets we address with our Adobe LiveCycle Enterprise Suite and Adobe Flex products are influenced by evolving industry standards, rapid software and hardware technology developments, and new product introductions from competitors such as Microsoft and IBM.

        Microsoft has already brought to market new products and technologies to address many of the emerging market needs we focus on with our Adobe LiveCycle family of products. Microsoft continues to offer its eForms solution called InfoPath in the Professional version of Microsoft Office 2007, and has added Office Forms Services which extends their forms to users as MS Outlook email messages or to Web browsers rather than the InfoPath client. They also continue to offer their Windows Rights Management Services in their Windows Server product which is designed to allow corporate networks to manage and enforce restrictions built into documents.

        As discussed previously, Microsoft has shipped Windows Vista which includes a new document format called XPS which competes with Adobe PDF. Windows Vista also contains a proprietary digital rights management technology which competes with Adobe LiveCycle Rights Management ES. In addition, Microsoft's new version of Office includes an updated version of its SharePoint product which competes with certain aspects of our Adobe LiveCycle products. Microsoft has also recently delivered technology called Windows Presentation Foundation and Silverlight which offers an alternative to building RIA applications within the Microsoft.NET framework.

        In the electronic forms solution market, in addition to competition from Microsoft Infopath based solutions, we face competition from IBM through their eForms solution recently rebranded as Lotus Workplace Forms. Similarly, we face competition for document process management solutions from workflow solution vendors such as PegaSystems, Lombardi, Nuance and Ultimus.

        We believe that our Adobe LiveCycle server product family competes favorably against these companies and formats in terms of the combined benefits of superior functionality, cross-platform visual page fidelity/reliability, multi-platform capability, file compression, printing and security of documents expressed using Adobe PDF. We also believe that Adobe PDF and its integration with XML, combined with the broad distribution of Adobe Reader on all leading hardware platforms, provide a universal multi-platform solution that is more compelling than our competitors' offerings.

        Our Adobe Flex server product provides a solution for developers and IT departments wanting to deploy enterprise class, RIAs and leverages Adobe Flash Player technology. Beyond the competitive Microsoft threats previously discussed, vendors such as Tibco, JackBe, Backbase and NexaWeb offer competitive solutions in the RIA market that we target with Flex. In addition, new open source technologies including AJAX techniques provide alternative methods for creating RIAs. Numerous open source groups, as well as a number of commercial software vendors are working to build tools and frameworks that make AJAX competitive with Flex.

Mobile and Device Solutions

        The markets we address with our Mobile and Device solutions are influenced by evolving industry standards, rapid software and hardware technology developments and frequent new product and technology introductions by companies or open-source initiatives targeting similar opportunities. Technologies and products which could compete with Adobe Flash Lite include Java, Brew, Scalable Vector Graphics, Wireless Application Protocol and Microsoft Windows Mobile, as well as solutions from the open source movement, vendors supplying clone versions of these products and technologies and vendors which choose to exclude the use of our solutions and technologies on their devices.

        We believe our Adobe Flash Lite solution competes favorably against these technologies and solutions due to the distribution of Adobe Flash Player technology on a broad set of platforms, including PCs, cellular phones and consumer electronic devices. We also believe our robust programming model and developer tools used to create Flash content, and the large Flash developer community and ecosystem which utilize our tools, are key assets in our ability to effectively compete in this market. Further, the rich expressiveness of Flash which provides the capability to deliver audio, video, motion graphics, vector graphics and visual effects, and results in rich user experiences and interfaces on mobile devices, is a key differentiation when compared to the capabilities of alternate solutions.

        In the past year, the mobile industry experienced many announcements and introductions of new mobile devices and platforms—and we expect innovation and new announcements such as those seen in

2007 to continue in 2008. We view these ongoing developments, including the recently announced Google Android project consisting of a group of more than 30 technology and mobile companies that are working to develop an open and free mobile platform, as new opportunities to deploy our technologies and solutions. Just as we maintain a philosophy of cross-platform support in the personal computer desktop world for operating systems such as Microsoft Windows, Apple MacOS, Unix and Linux, we expect to continue to enhance our support for a wide variety of mobile and consumer electronic platforms, and we intend to make our products and services available on viable, new entrant platforms as well.

Other

        Our Other segment consists of our Platform and our Print Publishing businesses. Our Platform business includes responsibility for our Adobe AIR strategy, as well as our Adobe ColdFusion product family and our Flex Builder developer tool. These products face competition from major vendors including Microsoft, IBM, BEA and Sun. In addition, Adobe AIR and Adobe Flash Player face competition from Microsoft Silverlight. Our ColdFusion products compete with several technologies available today at no cost including the PHP and PERL programming environments that are available for the Apache Web server.

        Our Print Publishing product line targets many markets. In technical authoring and publishing, our Adobe FrameMaker product faces competition from large-scale electronic publishing systems, XML-based publishing companies such as PTC, as well as lower-end desktop publishing products such as Microsoft Word. Competition is based on the quality and features of products, the level of customization and integration with other publishing system components, the number of hardware platforms supported, service and price. We believe we can successfully compete based upon the quality and features of the Adobe FrameMaker product and our extensive application programming interface.

        In desktop publishing, our Adobe PageMaker product faces competition from other software products, including Microsoft Publisher. Competition is based on the quality and features of products, ease-of-use, printer service support and price. We believe we have a strong product and can successfully compete with these types of applications based upon the quality and features of the Adobe PageMaker product, its strong brand among users and its widespread adoption among printer service bureaus.

        In printing technologies, we believe the principal competitive factors for OEMs in selecting a page description language or a printing technology are product capabilities, market leadership, reliability, price, support and engineering development assistance. We believe that our competitive advantages include our technology competency, OEM customer relationships and our intellectual property portfolio. Adobe PostScript faces competition from Hewlett-Packard's proprietary PCL page description language and from developers of other page description languages based on the PostScript language standard, including Global Graphics and Xionics. In addition, as previously discussed, Microsoft has shipped its next generation operating system called Windows Vista. It includes a new document format called XPS which competes with Adobe PDF and our Adobe PostScript technologies and solutions.

        In eLearning content authoring, our Authorware product faces competition from vertically focused eLearning content authoring solutions such as Sumtotal Systems, Inc. Competition is based on the quality and features of products, ease-of-use and price. We believe we have a strong product and can successfully compete based upon the quality and features of the Macromedia Authorware product and its strong brand among users, and its widespread adoption among eLearning content publishers.

        In interactive simulations/eLearning, our Adobe Captivate product faces competition from general content development tools such as Microsoft PowerPoint, screen recording tools such as Techsmith's Camtasia and more advanced eLearning and software simulation solutions such as Firefly or OnDemand. Competition is based on speed of development and features of products, ease-of-use and price. We believe we have a strong product and can successfully compete based upon the quality and features of the Adobe Captivate product, its strong brand among users and its widespread adoption among training developers.

        In Web content management, our Adobe Contribute product faces competition from solutions that provide for the simple creation of blogs and "Wikis," as well as basic content publishing products such as Microsoft Word and Microsoft SharePoint, and, large-scale Web content management systems from companies such as Interwoven, Vignette, IBM and Oracle. Competition is based on the usability, quality and features of products, the level of customization and integration with other Web content management components, the integration with Web design tools, the number of hardware platforms supported, service and price. We believe we can successfully compete based upon the usability and price of the Adobe Contribute product, strong brand among users and integration with other Web content management components.

        In multimedia content authoring, our Director product faces competition from a variety of multimedia content authoring tools. Competition is based on the quality and features of products, ease-of-use and price. We believe we have a strong product and can successfully compete based upon the quality and features of the Adobe Director product, its strong brand among users, its widespread adoption among content developers and publishers and the widespread proliferation of the Shockwave Player.

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

        Our Adobe JRun product competes with large Java application server vendors as well as products available at no cost including the Tomcat Java Servlet Engine provided by the Apache Foundation.

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

        We also license software with maintenance and support, which includes rights to upgrades, when and if available, support, updates and enhancements.

        Receivables from our significant distributors, as a percentage of gross trade receivables for fiscal 2007 and 2006 are as follows:

	2007	2006
Ingram Micro	19%	25%
Tech Data	10%	11%

Order Fulfillment for Physical Distribution

        The procurement of the various components of packaged products, including CDs and printed materials, and the assembly of packages for retail and other applications products is controlled by our Global Supply Chain Management operations. We outsource our order fulfillment activities to third parties in the United States, Europe and Asia.

        To date, we have not experienced significant difficulties in obtaining raw materials for the manufacture of our products or in the replication of CDs, printing and assembly of components. The backlog of orders from customers, as of January 18, 2008, and January 19, 2007, was approximately $13.8 million and $15.1 million, respectively.

Services and Support

        We provide professional services, technical support and customer service to a wide variety of customers including consumers, creative professionals and business users. Our service and support revenue consists primarily of consulting fees, software maintenance and support fees and training fees.

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

        Our support revenue also includes support for our desktop products. We offer a range of support programs, from fee-based incidents to annual support contracts. Additionally, we provide extensive self-help and online technical support capabilities via the Web which allows customers quick and easy access to possible solutions. We provide product support through a combination of outsourced vendors and internal support centers.

        We also offer Developer Support to partners and developer organizations. The Adobe Partner Connection Program focuses on providing developers with high-quality tools, software development kits, information and services.

        As a registered owner of the current version of an Adobe desktop product, customers are eligible to receive Getting Started support on certain matters. Support for some products and in some countries may vary.

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

Investments

        We own a limited partnership interest in Adobe Ventures IV L.P. ("Adobe Ventures") that has invested in early stage companies with innovative technologies. We also make direct investments in privately-held companies. We enter into these investments with the intent of securing financial returns as well as for strategic purposes as they often increase our knowledge of emerging markets and technologies, as well as expand our opportunities to provide Adobe products and services. Adobe Ventures is managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        We plan to invest $100.0 million directly in venture capital, of which, approximately $16.2 million has already been spent. The remaining balance will be invested over the next three to five years.

PRODUCT DEVELOPMENT

        As the software industry is characterized by rapid technological change, a continuous high level of investment is required for the enhancement of existing products and the development of new products. We develop our software internally as well as acquire products developed by others by purchasing the stock or assets of the business entity that held ownership rights to the technology. In other instances, we have licensed or purchased the intellectual property ownership rights of programs developed by others with license or technology transfer agreements that may obligate us to pay a flat license fee or royalties, typically based on a dollar amount per unit shipped or a percentage of the revenue generated by those programs.

        During fiscal years ended November 30, 2007, December 1, 2006, and December 2, 2005, our research and development expenses,were $613.2 million, $539.7 million, and $365.3 million, respectively.

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

        Policing unauthorized use of computer software is difficult and software piracy is a persistent problem for the software industry. This problem is particularly acute in international markets. We conduct vigorous anti piracy programs directly and through certain external software associations. In addition, we have activation technology in certain products to guard against illegal use and will continue to do so in certain future products.

EMPLOYEES

        As of January 18, 2008, we employed 6,959 people. We have not experienced work stoppages and believe our employee relations are good.

AVAILABLE INFORMATION

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations Web site at www.adobe.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on our Website is not incorporated into this report.

EXECUTIVE OFFICERS

        Adobe's executive officers as of January 18, 2008 are as follows:

Name	Age	Positions
Shantanu Narayen	44	President and Chief Executive Officer
Mark Garrett	50	Executive Vice President, Chief Financial Officer
Karen O. Cottle	58	Senior Vice President, General Counsel and Corporate Secretary
Johnny Loiacono	46	Senior Vice President, Creative Solutions Business Unit
David Mendels	41	Senior Vice President, Business Productivity Business Unit
Matthew Thompson	49	Senior Vice President, Worldwide Field Operations
Richard T. Rowley	51	Vice President, Principal Accounting Officer

        Mr. Narayen currently serves as Adobe's President and Chief Executive Officer. Mr. Narayen joined Adobe in January 1998 as Vice President and General Manager of Adobe's engineering technology group. In January 1999, he was promoted to Senior Vice President, Worldwide Products and in March 2001 he was promoted to Executive Vice President, Worldwide Product Marketing and Development. In January 2005, Mr. Narayen was promoted to President and Chief Operating Officer and in

December 2007, he was appointed Chief Executive Officer of Adobe and joined the Adobe Board of Directors. Prior to joining Adobe, Mr. Narayen co-founded Pictra Inc., a digital photo sharing software company, in 1996. He was Director of Desktop and Collaboration products at Silicon Graphics Inc. and held various senior manager positions at Apple Inc. before founding Pictra. Mr. Narayen is also a director of Metavante Technologies, Inc., a banking and payment technology solutions provider.

        Mr. Garrett joined Adobe in February 2007 as Executive Vice President and Chief Financial Officer. Mr. Garrett served as Senior Vice President and Chief Financial Officer of the Software Group of EMC Corporation, a products, services and solutions provider for information management and storage, from June 2004 to January 2007, his most recent position since EMC's acquisition of Documentum, Inc., an enterprise content management company, in December 2003. Mr. Garrett first joined Documentum as Executive Vice President and Chief Financial Officer in 1997, holding that position through October 1999 and then re-joining Documentum as Executive Vice President and Chief Financial Officer in 2002.

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

        Mr. Loiacono joined Adobe in April 2006 as Senior Vice President of the Creative Solutions Business Unit. Prior to joining Adobe, Mr. Loiacono served as Executive Vice President of software at Sun Microsystems, Inc., with responsibility for software technologies including the Solaris operating system, Java, Java Enterprise System suites, Java developer tools and Star Office. Mr. Loiacono joined Sun Microsystems in 1987, and during his 19 year tenure he also served as General Manager of Sun Microsystems's operating platform group, as well as Chief Marketing Officer.

        Mr. Mendels currently serves as Adobe's Senior Vice President of the Business Productivity Business Unit. Mr. Mendels joined Adobe as Senior Vice President of the Enterprise and Developer Solutions Business Unit through our acquisition of Macromedia, Inc. in December 2005. At Macromedia, Mr. Mendels served as Executive Vice President and General Manager for Macromedia's tool and server product division. In this role, Mendels directly managed the product marketing, management and development of Macromedia's MX products including the Flash and Flex line, Macromedia Studio 8 and ColdFusion software. Mendels began his career in Macromedia's international department in 1992.

        Mr. Thompson joined Adobe in January 2006 as Senior Vice President, Worldwide Field Operations. Prior to joining Adobe, Mr. Thompson served as Senior Vice President of Worldwide Sales at Borland Software Corporation, a software delivery optimization solutions provider, from October 2003 to December 2006. Prior to joining Borland, Mr. Thompson was Vice President of Worldwide Sales and Field Operations for Marimba, Inc., a provider of products and services for software change and configuration management, from February 2001 to January 2003. From July 2000 to January 2001, Mr. Thompson was Vice President of Worldwide Sales for Calico Commerce, Inc., a provider of eBusiness applications. Prior to joining Calico, Mr. Thompson spent six years at Cadence Design Systems, Inc., a provider of electronics design technologies. While at Cadence, from January 1998 to June 2000, Mr. Thompson served as Senior Vice President, Worldwide Sales and Field Operations and from April 1994 to January 1998 as Vice President, Worldwide Professional Services.

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

Introduction of new products and business models by existing and new competitors could harm our competitive position and results of operations.

        The markets for our products are characterized by intense competition, evolving industry standards and business models, rapid software and hardware technology developments and frequent new product introductions. Our future success will depend on our ability to enhance our existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models and other technological changes. For example, Microsoft's Windows Vista operating system which contains a new fixed document format, XPS, which competes with Adobe PDF, and its introduction of Office 2007 which offers a feature to save Microsoft Office documents as PDF files through a freely distributed plug-in, which competes with Adobe PDF creation. Microsoft also has an Expression line of products targeted at designers and recently introduced Silverlight, a web development tool for RIAs, which competes with Adobe Flash and Adobe Flex. In addition, companies, such as Google, may introduce competing software offerings for free to support advertising models, or "open source" vendors may introduce competitive products. If these competing products achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled "Competition" contained in Item 1 of this report.

If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.

        We are devoting significant resources to the development of technologies and service offerings where we have a limited operating history, including the enterprise and government markets, the mobile and device markets and software as a service offerings. In the enterprise and government markets, we intend to increase our focus on vertical markets such as education, financial services, manufacturing, and the architecture, engineering and construction markets and horizontal markets such as training and marketing. These new offerings and markets require a considerable investment of technical, financial and sales resources, and a scaleable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the enterprise and government markets and the mobile and device markets, and greater sales and marketing resources. In the mobile and device markets, our intent is to license our technology to device makers, manufacturers and telecommunications carriers that embed our technology on their platforms, and in the enterprise and government market our intent is to form strategic alliances with leading enterprise and government solutions and service providers to provide additional resources to further enable penetration of such markets. If we are unable to successfully enter into strategic alliances with device makers, manufacturers, telecommunication carriers and leading enterprise and government solutions and service providers, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted. Another development is the software as a service business model, by which companies provide applications, data and related services over the Internet. Providers use primarily advertising or subscription-based revenue models. Recent advances in computing and communications technologies have made this model viable and could enable the rapid growth of some of our competitors. We are exploring the deployment of our own software as a service strategies, but may not be able to develop the infrastructure and business models as quickly as our competitors. It is uncertain whether these strategies will prove successful. Additionally, from time to time we "open source" certain of our technology initiatives and release selected technology for industry standardization. These changes may make it easier for our competitors to produce products similar to ours, and if we are unable to respond to these competitive threats, our business could be harmed.

Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our operating results.

        As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. For example, the direction and relative strength of the U.S. economy has recently been increasingly uncertain due to softness in the housing markets, rising oil prices, difficulties in the financial services sector and continuing geopolitical uncertainties. If economic growth in the United States and other countries' economies is slowed, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, results of operations and financial condition.

        Political instability in any of the major countries we do business would also likely harm our business, results of operations and financial condition.

Revenue from our new businesses may be difficult to predict.

        As previously discussed, we are devoting significant resources to the development of product and service offerings where we have a limited operating history. This makes it difficult to predict revenue and revenue may decline quicker than anticipated. Additionally, we have a limited history of licensing products in certain markets such as the enterprise market and may experience a number of factors that will make our revenue less predictable, including longer than expected sales and implementation cycles, potential deferral of revenue due to multiple-element revenue arrangements and alternate licensing arrangements.

If we fail to anticipate and develop new products in response to changes in demand for application software, computers, printers, or other non PC-devices our business could be harmed.

        Any failure to anticipate changing customer requirements and develop and deploy new products in response to changing market conditions may have a material impact on our results of operations. We plan to release numerous new product offerings in connection with our transition to new business models. Market acceptance of these new product releases will be dependent on our ability to include functionality and usability in such releases that address the requirements of customer demographics with which we have limited prior experience. To the extent we incorrectly estimate customer requirements for such products or if there is a delay in market acceptance of such products, our business could be harmed. Additionally, customer requirements for "open standards" or "open source" products could impact adoption or use with respect to some of our products.

        We offer our Creative Solutions and Knowledge Worker Solutions application-based products primarily on Windows and Macintosh platforms. We generally offer our server-based products, but not desktop application products, on the Linux platform as well as the Windows and UNIX platforms. To the extent that there is a slowdown of customer purchases of personal computers on either the Windows or Macintosh platform or in general, or to the extent that significant demand arises for our products or competitive products on the Linux desktop platform before we choose and are able to offer our products on this platform, our business could be harmed. Additionally, to the extent that we have difficulty transitioning product or version releases to new Windows and Macintosh operating systems, or to the extent new releases of operating systems or other third party products make it more difficult for our products to perform, our business could be harmed.

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings.

        In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. In addition, we may incur significant costs in acquiring the necessary third party intellectual property rights for use in our products. Third party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from manufacturing or licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements. Any of these could seriously harm our business.

We may not be able to protect our intellectual property rights, including our source code, from third-party infringers, or unauthorized copying, use, disclosure or malicious attack.

        Although we defend our intellectual property rights and combat unlicensed copying and use of software and intellectual property rights through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. We actively pursue software pirates as part of our enforcement of our intellectual property rights, but we nonetheless lose significant revenue due to illegal use of our software. If piracy activities increase, it may further harm our business.

        Additionally, we take significant measures to protect the secrecy of our confidential information and trade secrets, including our source code. If unauthorized disclosure of our source code occurs, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors, and partners. However there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations it may be difficult and or costly for us to enforce our rights.

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

        We distribute our application products primarily through distributors, resellers, retailers and increasingly systems integrators, ISVs and VARs (collectively referred to as "distributors"). A significant amount of our revenue for application products is from two distributors, Ingram Micro, Inc. and Tech Data Corporation which represented 21% and 10% of our net revenue for fiscal 2007, respectively. In addition, our channel program focuses our efforts on larger distributors, which has resulted in our dependence on a relatively small number of distributors licensing a large amount of our products. Our distributors also sell our competitors' products, and if they favor our competitors' products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. In addition, the financial health of these distributors and our continuing relationships with them are important to our success. Some of these distributors may be unable to withstand adverse changes in business conditions. Our business could be seriously harmed if the financial condition of some of these distributors substantially weakens.

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

        As a result of a variety of factors discussed herein, our quarterly revenue and operating results for a particular period are difficult to predict. Our revenue may grow at a slower rate than experienced in previous periods and, in particular periods, may decline. Additionally, we periodically provide operating model targets. These targets reflect a number of assumptions, including assumptions about product pricing and demand, economic and seasonal trends, competitive factors, manufacturing costs and volumes, the mix of shrink-wrap and licensing revenue, full and upgrade products, distribution channels and geographic markets. If one or more of these assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.

        Due to the factors noted above, our future earnings and stock price may be subject to volatility, particularly on a quarterly basis. Shortfalls in revenue or earnings or delays in the release of products or upgrades compared to analysts' or investors' expectations have caused and could cause in the future an immediate and significant decline in the trading price of our common stock. Additionally, we may not learn of such shortfalls or delays until late in or after the end of the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock. Finally, we participate in a highly dynamic industry. In addition to factors specific to us, changes in analysts' earnings estimates for us or our industry, and factors affecting the corporate environment, our industry, or the securities markets in general, have resulted, and may in the future result, in volatility of our common stock price.

We are subject to risks associated with international operations which may harm our business.

        We generate over 50% of our total revenue from sales to customers outside of the Americas. Sales to these customers subject us to a number of risks, including:

  •
  foreign currency fluctuations;

  •
  changes in government preferences for software procurement;

  •
  international economic and political conditions;

  •
  unexpected changes in, or impositions of, international legislative or regulatory requirements;

  •
  failure of foreign laws to protect our intellectual property rights adequately;

  •
  inadequate local infrastructure;

  •
  delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;

  •
  transportation delays;

  •
  the burdens of complying with a variety of foreign laws, including more stringent consumer and data protection laws;

  •
  and other factors beyond our control, including terrorism, war, natural disasters and diseases.

        If sales to any of our customers outside of the Americas are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

        In addition, approximately 41% of our employees are located outside the United States. This means we have exposure to changes in foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, unemployment tax rates, workers' compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We also intend to expand our international operations and international sales and marketing activities. Expansion in international markets has required and will continue to require significant management attention and resources. Moreover, local laws and customs in many countries differ significantly from those in the United States. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business.

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

        We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:

  •
  software revenue recognition;

  •
  accounting for stock-based compensation;

  •
  accounting for income taxes; and

  •
  accounting for business combinations and related goodwill.

        In particular, in the first quarter of fiscal 2006, we adopted Statements of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment" which requires the measurement of all stock-based compensation to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The adoption of SFAS 123R had a significant adverse effect on our reported financial results. It will continue to significantly adversely affect our reported financial results and may impact the way in which we conduct our business.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

        Under accounting principles generally accepted in the United States of America, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations. In particular, our Mobile and Device Solutions segment, which primarily consists of assets acquired in the Macromedia acquisition, is in an emerging market with high growth potential. Revenue is based on the introduction of new products and future royalties. If future revenue or revenue forecasts for this segment do not meet our expectations, we will be required to record a charge to earnings reflecting an impairment of this recorded goodwill or intangible assets.

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

        Much of our future success depends on the continued service and availability of our senior management, including our Chief Executive Officer and other members of our executive team. These individuals have acquired specialized knowledge and skills with respect to Adobe. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the Bay Area, where many of our employees are located. We have relied on our ability to grant equity compensation as one mechanism for recruiting and retaining such highly skilled personnel. Recently enacted accounting regulations requiring the expensing of equity compensation may impair our ability to provide these incentives without incurring significant compensation costs. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed.

We may suffer losses from our equity investments which could harm our business.

        We have investments and plan to continue to make future investments in privately-held companies, many of which are considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products these companies have under development is typically in the early stages and may never materialize. Our investment activities can impact our net income. Future price fluctuations in these securities and any significant long-term declines in value of any of our investments could reduce our net income in future periods.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table sets forth the location, approximate square footage and use of each of the principal properties used by Adobe during fiscal 2007. We lease or sublease all of these properties with the exception of our property in India, where we own the building and lease the land, and San Francisco where we own the building and land. All properties are leased under operating leases. Such leases expire at various times through 2025, with the exception of the land lease that expires in 2091. The annual base rent expense (including operating expenses, property taxes and assessments, as applicable) for all facilities is currently approximately $77.9 million and is subject to annual adjustments as well as changes in interest rates.

Location	Approximate Square Footage		Use
North America:
345 Park Avenue San Jose, CA 95110, USA	378,000		Research, product development, sales and marketing
321 Park Avenue San Jose, CA 95110, USA	321,000		Research, product development, sales and marketing
151 Almaden Boulevard San Jose, CA 95110, USA	267,000		Product development, sales and administration
601 and 625 Townsend San Francisco, CA 94103, USA	272,000	*	Research, product development, sales, marketing and administration
801 N. 34th Street-Waterfront Seattle, WA 98103, USA	255,000		Product development, sales, technical support and administration
1-3 Riverside Center 275 Grove Street Newton, MA 02466, USA	81,000	**	Research, product development, sales and marketing
333 Preston Street Ottawa, Ontario K1S 1N4	122,000		Research, product development, sales, marketing and administration
India:
Adobe Towers, 1-1A, Sector 25A Noida, U.P. 201301	200,000		Product development
Salapuria Infinity, 3rd Floor #5, Bannerghatta Road Bangalore 560029	70,000		Research and product development
Japan:
Gate City Ohsaki East Tower 1-11-2 Ohsaki, Shinagawa-ku Tokyo 141-0032	57,000		Product development, sales and marketing

China:
Block A, SP Tower, 21st & 22nd Floor Block D, SP Tower, 10th Floor Tsinghua Science Park, Yard 1 Zhongguancun Donglu, Haidian District Beijing, China	46,000	Research and product development
France:
112-114 Avenue Kleber Suites 203, 204, 205 75016 Paris	21,000	Sales and marketing
Germany:
Grobe Elbstrable 27 Hamburg 22767	36,000	Research and product development
UK:
3 Roundwood Avenue Stockley Park, Uxbridge, UB11 1AY	21,000	Product development, sales, marketing and administration

*
The total square footage is 346,000, of which we occupy 272,000 square feet, or approximately 79% of this facility; 74,000 square feet is unoccupied basement space.

**
The total square footage is 348,000, of which we occupy 81,000 square feet, or approximately 23% of this facility. The remaining square footage is subleased.

        In general, all facilities are in good condition and are operating at an average capacity of approximately 81%.

ITEM 3.    LEGAL PROCEEDINGS

        On October 13, 2006, a purported shareholder derivative action entitled Steven Staehr v. Bruce R. Chizen, et al was filed in the Superior Court of California for the County of Santa Clara against certain of our current and former officers and directors, and against Adobe as a nominal defendant. The complaint asserts that stock option grants to executives were priced retroactively by Adobe and were improperly accounted for, and alleges various causes of action based on that assertion. The complaint seeks payment by the defendants to Adobe of damages allegedly suffered by it and disgorgement of profits, as well as injunctive relief. On November 27, 2007 the Court granted defendants' demurrer to the Second Amended Complaint and dismissed it without leave to amend. On December 11, 2007, plaintiff filed a motion for reconsideration of the Court's order sustaining the demurrer without leave to amend which is scheduled to be heard on January 29, 2008.

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

        From time to time, in addition to those identified above, Adobe is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with accounting principles generally accepted in the United States of America, Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against Adobe. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such contingencies.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended November 30, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "ADBE". On January 18, 2008, there were 1,752 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

        We did not pay any cash dividends on our common stock during fiscal 2007 or fiscal 2006. Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. The following table sets forth the high and low sales price per share of our common stock for the periods indicated. All per share amounts in the following table have been adjusted to reflect the two-for-one stock split in the form of a stock dividend effected May 23, 2005.

	Price Range
	High	Low
Fiscal 2007:
First Quarter	$42.81	$37.52
Second Quarter	44.53	38.52
Third Quarter	44.58	38.75
Fourth Quarter	48.00	40.82
Fiscal Year	48.00	37.52
Fiscal 2006:
First Quarter	$40.51	$34.52
Second Quarter	39.45	28.35
Third Quarter	34.07	26.47
Fourth Quarter	42.55	31.50
Fiscal Year	42.55	26.47

Issuer Purchases of Equity Securities

        Below is a summary of stock repurchases for the quarter ended November 30, 2007. See Note 12 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Plan/Period	Shares Repurchased(1)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be repurchased as of August 31, 2007			153,520,474	(2)
September 1 - September 28, 2007
Structured repurchases	2,486,751	$40.19
September 29 - October 26, 2007
From employees(3)	45	$46.64
Structured repurchases	2,076,032	$42.70
October 27 - November 30, 2007
Structured repurchases	2,052,815	$43.23
Adjustments to repurchase authority for net dilution	—		6,650,205	(4)

Total shares repurchased	6,615,643		(6,615,643)

Ending shares available to be repurchased under Program I as of November 30, 2007			153,555,036	(5)

Stock Repurchase Program II
Beginning shares available to be repurchased as of August 31, 2007			7,066,175
September 1 - September 28, 2007
Structured repurchases	1,461,063	$40.24
September 29 - October 26, 2007
Structured repurchases	1,406,051	$42.26
October 27 - November 30, 2007
Structured repurchases	1,883,438	$43.27
Additional repurchase authority	—		30,000,000	(6)

Total shares repurchased	4,750,552		(4,750,552)

Ending shares available to be repurchased under Program II as of November 30, 2007			32,315,623

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

(6)
In November 2007, the Board of Directors approved a 30 million share increase to the Stock Repurchase Program II commencing in fiscal 2008. This increases the authorization under this program from the original 20 million shares to 50 million shares.

Stock Performance Graph*

Five-Year Stockholder Return Comparison

        The line graph below compares the cumulative stockholder return on our common stock with the cumulative total return of the Standard & Poor's 500 Index ("S&P 500") and the S&P 500 Software & Services Index for the five fiscal year period ending November 30, 2007. The stock price information shown on the graph below is not necessarily indicative of future price performance.

        The following table and graph assume that $100.0 was invested on November 29, 2002 in our common stock, the S&P 500 Index and the S&P 500 Software & Services Index, with reinvestment of dividends. For each reported year, our reported dates are the last trading dates of our fiscal year (which ends on the Friday closest to November 30), and the S&P 500 and S&P 500 Software & Services indices dates are the last trading dates of November.

	2002	2003	2004	2005	2006	2007
Adobe Systems	$100.00	$140.10	$213.78	$237.57	$267.33	$286.28
S&P 500 Index	100.00	115.09	131.81	142.61	160.45	173.32
S&P 500 Software & Services Index	100.00	103.05	122.39	125.98	131.59	150.24

*
The material in this report is not deemed "filed" with the SEC and is not to be incorporated by reference into any of our filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data (presented in thousands, except per share amounts and employee data) is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. All per share amounts referred to in the table below have been adjusted to reflect the two-for-one stock split in the form of stock dividends effected May 23, 2005.

	Fiscal Years
	2007	2006	2005	2004	2003
Operations:
Revenue	$3,157,881	$2,575,300	$1,966,321	$1,666,581	$1,294,749
Gross profit	2,803,187	2,282,843	1,853,743	1,562,203	1,201,727
Income before income taxes	947,190	679,727	765,776	608,645	380,492
Net income(*)	723,807	505,809	602,839	450,398	266,344
Net income per share(*)
Basic	1.24	0.85	1.23	0.94	0.57
Diluted	1.21	0.83	1.19	0.91	0.55
Cash dividends declared per common share	—	—	0.00625	0.025	0.025
Financial position:
Cash, cash equivalents and short-term investments	1,993,854	2,280,879	1,700,834	1,313,221	1,096,533
Working capital	1,720,567	2,207,122	1,528,183	1,107,142	892,498
Total assets	5,713,679	5,962,548	2,440,315	1,958,632	1,555,045
Stockholders' equity	4,649,982	5,151,876	1,864,326	1,423,477	1,100,800
Additional data:
Worldwide employees	6,794	6,068	4,285	3,848	3,515

*
In fiscal 2007 and fiscal 2006, net income and net income per share includes the impact of SFAS 123R stock-based compensation charges as well as the integration of Macromedia into our operations in fiscal 2006, neither of which were present in fiscal years 2005 and prior. See Notes 2 and 11 of our Notes to Consolidated Financial Statements for information regarding our Macromedia acquisition and stock-based compensation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion (presented in millions, except where indicated) should be read in conjunction with our consolidated financial statements and notes thereto. The share and per share data below have been adjusted to give effect to our stock split as of May 23, 2005.

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled "Risk Factors" in Part 1, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed in fiscal 2008. When used in this report, the words "expects," "could," "would," "may," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

ACQUISITION OF MACROMEDIA

        On December 3, 2005, we completed the acquisition of Macromedia for approximately $3.5 billion. The discussions in this section of this Report for fiscal 2007, as well as the financial statements contained herein, reflect the impact of the acquisition.

BUSINESS OVERVIEW

        Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of creative, business and mobile software and services used by creative professionals, designers, knowledge workers, high-end consumers, OEM partners, developers and enterprises for creating, managing, delivering and engaging with compelling content and experiences across multiple operating systems, devices and media. We distribute our products through a network of distributors and dealers, VARs, systems integrators, ISVs and OEMs, direct to end users and through our own Web site at www.adobe.com. We also license our technology to hardware manufacturers, software developers and service providers, and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas, EMEA and Asia. Our software runs on personal computers with Microsoft Windows, Apple OS, Linux, UNIX and various non-PC platforms, depending on the product.

CRITICAL ACCOUNTING ESTIMATES

        In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. These accounting estimates, critical to understanding our results of operations, are as follows:

Revenue Recognition

        We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific objective evidence ("VSOE") of fair value exists for each undelivered element; and (4) allocate the total price among the various elements we must deliver. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

        In addition, we must estimate certain royalty revenue amounts due to the timing of securing information from our customers. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, our assumptions and judgments regarding future products and services as well as our estimates of royalty revenue could differ from actual events, thus materially impacting our financial position and results of operations.

        Product revenue is recognized when the above criteria are met. We reduce the revenue recognized for estimated future returns, price protection and rebates at the time the related revenue is recorded. In determining our estimate for returns, and in accordance with our internal policy regarding global channel inventory which is used to determine the level of product held by our distributors on which we have recognized revenue, we rely upon historical data, the estimated amount of product inventory in our distribution channel, the rate at which our product sells through to the end user, product plans and other factors. Our estimated provisions for returns can vary from what actually occurs. Product returns may be more or less than what was estimated. The amount of inventory in the channel could be different than what is estimated. Our estimate of the rate of sell through for product in the channel could be different than what actually occurs. There could be a delay in the release of our products. These factors and unanticipated changes in the economic and industry environment could make our return estimates differ from actual returns, thus materially impacting our financial position and results of operations.

        We offer price protection to our distributors that allows for the right to a credit if we permanently reduce the price of a software product. When evaluating the adequacy of the price protection allowance, we analyze historical returns, current sell-through of distributor and retailer inventory of our products, changes in customer demand and acceptance of our products and other related factors. In addition, we monitor the volume of sales to our channel partners and their inventories. Changes to these assumptions or in the economic environment could result in higher returns or higher price protection costs in subsequent periods.

        In the future, actual returns and price protection may materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, our returns and price protection reserves would change, which would impact the total net revenue we report.

        Our consulting revenue is recognized using the proportionate performance method and is measured monthly based on input measures, such as on hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Accordingly, our estimates of consulting revenue could differ from actual events, thus materially impacting our financial position and results of operations.

Stock-based Compensation

        We account for stock-based compensation in accordance with SFAS 123R. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

        We currently use the Black-Scholes option pricing model to determine the fair value of stock options, restricted stock and employee stock purchase plan shares. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, estimated forfeitures and expected dividends.

        We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock by using implied volatility in market traded options. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

        If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the change in our stock-based compensation expense could materially affect our operating income, net income and net income per share.

        See Note 11 of our Notes to Consolidated Financial Statements for information regarding the SFAS 123R disclosures.

Goodwill Impairment

        We complete our goodwill impairment test on an annual basis, during the second quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist. In order to estimate the fair value of goodwill, we typically estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made in the past have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results.

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

        Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. We are currently under examination by the Internal Revenue Service for our fiscal 2001, 2002 and 2003 tax returns, primarily related to our intercompany transfer pricing. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of the current and any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

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

RESULTS OF OPERATIONS

Overview of 2007

        During fiscal 2007, our software and technologies continued to redefine how people engage with ideas and information—anytime, anywhere and through any medium. Our solutions drove strong revenue and earnings growth during the year.

        In our Creative Solutions segment, we generated strong year-over-year growth based on the release of our new Creative Suite version 3 family of products. Consisting of six new Creative Suite products and thirteen individual applications, our Creative Suite 3 product launch during the year was the largest in our 25-year history. In addition, we achieved solid growth in digital imaging and digital video hobbyist markets with the introduction of new versions of our Adobe Photoshop Elements and Adobe Premiere Elements products.

        In our Knowledge Worker segment, we achieved solid year-over-year growth based on continued adoption of our Acrobat 8 family of products. We also continued to grow our Acrobat Connect business which provides real-time collaboration capabilities via the Web utilizing our Adobe Flash Player.

        Our Enterprise and Developer segment also achieved solid results in 2007, generating record revenue and gaining broad market acceptance in the categories of Document Services and RIAs with our LiveCycle and Flex technologies.

        Our Mobile and Device business achieved strong year-over-year growth due to the ongoing success we have had targeting mobile operators, handset manufacturers and consumer electronic device manufactures with our Flash Lite and Flash Cast technologies.

        In our Other segments, revenue decreased slightly compared to fiscal 2006 due primarily to lower revenue associated with some of our legacy products in our Print and Classic Publishing segment. Our PostScript printing technology, a key part of our Other segment revenue, generated year-over-year growth.

Revenue

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005
Product	$3,019.5	22%	$2,484.7	29%	$1,923.3
Percentage of total revenue	96%		96%		98%
Services and support	138.4	53%	90.6	111%	43.0
Percentage of total revenue	4%		4%		2%

Total revenue	$3,157.9		$2,575.3		$1,966.3

        In fiscal 2007, we categorized our products into the following segments: Creative Solutions, Knowledge Worker Solutions, Enterprise and Developer Solutions, Mobile and Device Solutions, and Other. Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers. Our Knowledge Worker Solutions segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them reliably share information and collaborate effectively. This segment contains revenue generated by the Adobe Acrobat family of products. Our Enterprise and Developer Solutions segment provides server-based enterprise interaction solutions that automate people-centric processes and contains revenue generated by our LiveCycle line of products. The Mobile and Device Solutions segment provides solutions that create compelling experiences through rich content, user interfaces and data services on mobile and non-PC devices such as cellular phones, consumer devices and Internet connected hand-held devices. Finally, the Other segment contains several of our products and services which address market opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and OEM printing businesses, to new strategic opportunities centered around our Platform Business Unit which works to create our next generation technology platform focused on driving adoption of Adobe AIR; the Platform business also works to generate OEM revenue from our software downloads which include Adobe Reader and Adobe Flash Player applications.

        We will adjust our reporting segments at the beginning of fiscal 2008 to reflect changes for how we manage our business as we enter the new fiscal year.

        Our services and support revenue is composed of consulting, training, and maintenance and support, primarily related to the licensing of our enterprise, developer and platform products. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products. Our maintenance and support offerings which entitle customers to receive product upgrades and enhancements or technical support, depending on the offering, is recognized ratably over the term of the arrangement.

Segment Information

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005
Creative Solutions	$1,899.0	32%	$1,438.0	27%	$1,128.3
Percentage of total revenue	60%		56%		57%
Knowledge Worker Solutions	728.5	11%	657.8	11%	593.5
Percentage of total revenue	23%		26%		30%
Enterprise and Developer Solutions	230.9	22%	189.3	68%	113.0
Percentage of total revenue	7%		7%		6%
Mobile and Device Solutions	52.5	40%	37.5	*	—
Percentage of total revenue	2%		2%		*
Other
Print and Classic Publishing	205.3	(5)%	215.5	66%	129.9
Percentage of total revenue	7%		8%		7%
Platform	41.7	12%	37.2	*	1.6
Percentage of total revenue	1%		1%		*

Total Revenue	$3,157.9		$2,575.3		$1,966.3

*
Percentage is not meaningful.

Fiscal 2007 Revenue Compared to Fiscal 2006 Revenue

        Revenue from our Creative Solutions segment increased $461.0 million during fiscal 2007 as compared to fiscal 2006 primarily due to the launch of the English versions of our CS3 family of products in the second quarter of fiscal 2007 and the release of localized versions of our CS3 family of products during the third quarter of fiscal 2007.

        Revenue from our Knowledge Worker Solutions segment increased $70.7 million during fiscal 2007 as compared to fiscal 2006 primarily due to an increase in the licensing of our new Acrobat 8 family of products.

        Revenue from our Enterprise and Developer Solutions segment increased $41.6 million during fiscal 2007 as compared to fiscal 2006 primarily due to continued adoption of our LiveCycle family of products.

        Revenue from our Mobile and Device Solutions segment increased $15.0 million during fiscal 2007 as compared to fiscal 2006 due to continued adoption of our Flash Lite by mobile and non-PC device manufacturers, and our Flash Cast solutions by mobile operators.

        Revenue from our Other segment decreased $5.7 million during fiscal 2007 as compared to fiscal 2006 primarily due to lower revenue associated with some of our legacy products in our Print and Classic Publishing segment. This decrease was offset in part by increased revenue related to Flash Player in our Platform segment.

Fiscal 2006 Revenue Compared to Fiscal 2005 Revenue

        Revenue from our Creative Solutions segment increased $309.7 million during fiscal 2006 as compared to fiscal 2005 primarily due to the addition of new products related to the acquisition of Macromedia. Revenue from our Digital Video software products increased approximately 45% due to the release of the Adobe Production Studio and new versions of our video products. Revenue from our creative products also increased 9% due to continued growth in revenue from our Adobe Creative Suite product and the introduction of new software bundles. These increases were partially offset by a 2% decrease in revenue from our Digital Imaging software products due to timing of the release of new product versions and the success of our suites and bundles.

        Revenue from our Knowledge Worker Solutions segment increased $64.3 million during fiscal 2006 as compared to fiscal 2005 primarily due to continued adoption of our Acrobat family of products and the launch of Acrobat 8 during the fourth quarter of fiscal 2006. The addition of new products related to the acquisition of Macromedia also contributed to the revenue increase. There were no notable revenue decreases for fiscal 2006.

        Revenue from our Enterprise and Developer Solutions segment increased $76.3 million during fiscal 2006 as compared to fiscal 2005 primarily due to the addition of new products related to the acquisition of Macromedia. Revenue growth of 23% from our LiveCycle products contributed to this increase principally as a result of increased licensing and server support revenue, as we continue to successfully sell our LiveCycle products in both the government and financial services sectors. There were no notable revenue decreases for fiscal 2006.

        Revenue from our Mobile and Device Solutions segment increased $37.5 million during fiscal 2006 as compared to fiscal 2005, entirely due to the addition of new products related to the acquisition of Macromedia.

        Revenue from our Other segment increased $121.2 million during fiscal 2006 as compared to fiscal 2005, primarily due to increased revenue from PostScript licensing and the addition of new products related to the acquisition of Macromedia. There were no notable revenue decreases for fiscal 2006.

Geographic Information

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005
Americas	$1,508.9	19%	$1,266.7	35%	$939.7
Percentage of total revenue	48%		49%		48%
EMEA	1,026.4	33%	770.1	26%	612.7
Percentage of total revenue	32%		30%		31%
Asia	622.6	16%	538.5	30%	413.9
Percentage of total revenue	20%		21%		21%

Total revenue	$3,157.9		$2,575.3		$1,966.3

Fiscal 2007 Revenue by Geography Compared to Fiscal 2006 Revenue by Geography

        Overall revenue in each of the geographic segments for fiscal 2007 increased compared to fiscal 2006 primarily due to the launch of the English versions of our CS3 family of products in the second quarter of fiscal 2007, the release of the localized versions of our CS3 family of products during the third quarter of fiscal 2007 and success with our Acrobat 8 family of products.

        Revenue in the Americas increased during fiscal 2007 as compared to fiscal 2006 primarily due to the launch of the English versions of our CS3 family of products during the second quarter of fiscal 2007 and increased revenue from the Acrobat 8 family of products.

        Revenue in EMEA increased during fiscal 2007 as compared to fiscal 2006 due to the release of localized versions of our CS3 family of products and increases in revenue from the Acrobat Pro products. Additionally, revenue in EMEA increased approximately $65.9 million due to the strength of the Euro against the U.S. dollar.

        Revenue in Asia increased during fiscal 2007 as compared to fiscal 2006 due to the release of localized versions of our CS3 family of products. Changes in the Yen over the U.S. dollar did not have a significant impact to revenue in Asia during fiscal 2007 as compared to fiscal 2006.

Fiscal 2006 Revenue by Geography Compared to Fiscal 2005 Revenue by Geography

        Overall revenue in each of the geographic segments for fiscal 2006 increased, compared to fiscal 2005 primarily due to the acquisition of Macromedia.

        Revenue in the Americas and EMEA increased during fiscal 2006 as compared to fiscal 2005 due to the strength of our Creative Solutions, Enterprise Solutions, Knowledge Worker Solutions and Other segments. Additionally, revenue in EMEA increased approximately $13.8 million due to the strength of the Euro against the U.S. dollar.

        Revenue in Asia increased during fiscal 2006 as compared to fiscal 2005 due to the strength of our Creative Solutions, Enterprise Solutions, Mobile and Device Solutions and Other segments. Revenue in Asia increased approximately $21.2 million due to the strength of the Yen against the U.S. dollar.

        See Item 7A, Quantitative and Qualitative Disclosures About Market Risk regarding foreign currency risks.

Product Backlog

        With regard to our product backlog, the actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects due to, for example, the fluctuations associated with the finalization and release of new products. Our backlog of unfulfilled orders at the end of fiscal 2007, other than those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy, was approximately 7% of fourth quarter fiscal 2007 revenue. The comparable backlog at the end of the third quarter of fiscal 2007 and the fourth quarter of fiscal 2006 were approximately 6% of third quarter fiscal 2007 revenue and 2% of fourth quarter fiscal 2006 revenue, respectively.

Cost of Revenue

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005
Product	$270.8	20%	$226.5	152%	$90.0
Percentage of total revenue	9%		9%		5%
Services and support	83.9	27%	66.0	192%	22.6
Percentage of total revenue	3%		3%		1%

Total cost of revenue	$354.7		$292.5		$112.6

  Product

        Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies and the costs associated with the manufacturing of our products.

        Cost of product revenue fluctuated due to the following:

	% Change 2007 to 2006	% Change 2006 to 2005
Increased (decreased) localization costs related to our product launches	10%	(3)%
Increased royalties for licensed technologies	8	1
Increased (decreased) excess and obsolete inventory	3	(2)
(Decreased) increased amortization of purchased technology	(4)	151
Increased cost of sales associated with shrink-wrap	—	3
Various individually insignificant items	3	2

Total change	20%	152%

        Localization costs increased during fiscal 2007 as compared to fiscal 2006 primarily due to the release of the localized versions of our CS3 family of products and the Acrobat 8 family of products.

        Royalty costs increased during fiscal 2007 as compared to fiscal 2006 primarily due to an increase in the number of licensed technology agreements during the year coupled with a legal settlement in the fourth quarter of fiscal 2007.

        Amortization expense decreased during fiscal 2007 as compared to fiscal 2006 due to the decrease in the Macromedia purchased technology amortization during the third quarter of fiscal 2007 offset in part by an increase due to charges incurred in connection with certain technology licensing arrangements entered into during the second quarter of fiscal 2007. Amortization expense increased during fiscal 2006 as compared to fiscal 2005 due to the purchased technology amortization associated with the Macromedia acquisition.

  Services and Support

        Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.

        Cost of services and support revenue increased during fiscal 2007 as compared to fiscal 2006 due to increases in compensation and related benefits primarily as a result of headcount increases and increases in costs to support consulting engagements and product releases.

        Cost of services and support revenue increased during fiscal 2006 as compared to fiscal 2005 due to compensation and related benefits and travel expenses as a result of higher headcount related to increases in services and support activities. Included in compensation costs for fiscal 2006 are compensation and related benefits, including stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal 2006. See Note 11 of our Consolidated Financial Statements for further information regarding the impact of SFAS 123R. Cost of services and support revenue also increased due to costs associated with our Expert Support program.

Operating Expenses

  Overview

        Included in compensation costs for fiscal 2006 and 2007 are compensation and related benefits, including stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal 2006. Percentage changes from fiscal 2005 to fiscal 2006 include the implementation of SFAS 123R. See Note 11 of our Consolidated Financial Statements for further information regarding the impact of SFAS 123R. Additionally, compensation costs increased in fiscal 2006 as compared to fiscal 2005 due to the Macromedia acquisition.

  Research and Development

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005
Expenses	$613.2	14%	$539.7	48%	$365.3
Percentage of total revenue	19%		21%		19%

        Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

        Research and development expenses fluctuated due to the following:

	% Change 2007 to 2006	% Change 2006 to 2005
Increased compensation and related benefits associated with headcount growth	9%	21%
Increased compensation associated with incentive compensation and stock-based compensation	5	16
Increased facility costs related to acquisition of Macromedia	—	5
Increased professional fees and contractor costs	—	1
Increased repairs and maintenance	—	1
Increased purchases of equipment and software licenses	—	1
Various individually insignificant items	—	3

Total change	14%	48%

        The increase in compensation for fiscal 2007 relates to higher expense for profit sharing and employee bonuses based on company performance.

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

  Sales and Marketing

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005
Expenses	$984.4	14%	$867.1	46%	$593.3
Percentage of total revenue	31%		34%		30%

        Sales and marketing expenses consist primarily of salary and benefit expenses, sales commissions, travel expenses and related facilities costs for our sales, marketing, order management and global supply chain management personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs.

        Sales and marketing expenses fluctuated due to the following:

	% Change 2007 to 2006	% Change 2006 to 2005
Increased compensation associated with incentive compensation and stock-based compensation	6%	17%
Increased compensation and related benefits associated with headcount growth	3	16
Increased professional fees and contractor costs	2	6
Increased marketing spending related to product launches and overall marketing efforts to further increase revenue	2	4
Increased facility costs	1	3

Total change	14%	46%

        The increase in compensation for fiscal 2007 relates to higher expense for profit sharing and employee bonuses based on company performance.

  General and Administrative

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005
Expenses	$275.0	17%	$234.6	41%	$166.7
Percentage of total revenue	9%		9%		8%

        General and administrative expenses consist primarily of compensation and benefit expenses, travel expenses and related facilities costs for our finance, facilities, human resources, legal, information services and executive personnel. General and administrative expenses also include outside legal and accounting fees, provision for bad debts, expenses associated with computer equipment and software used in the administration of the business, charitable contributions and various forms of insurance.

        General and administrative expenses fluctuated due to the following:

	% Change 2007 to 2006	% Change 2006 to 2005
Increased compensation associated with incentive compensation and stock-based compensation	8%	14%
Increased compensation and related benefits associated with headcount growth	3	7
Increased professional fees and contractor fees	2	10
Increased depreciation and amortization	2	5
Increased repairs and maintenance	—	4
Increased provision for bad debt	—	1
Various individually insignificant items	2	—

Total change	17%	41%

        The increase in compensation for fiscal 2007 relates to higher expense for profit sharing and employee bonuses based on company performance.

        The increase in professional and contractor fees in fiscal 2006 as compared to fiscal 2005 relates primarily to legal fees.

  Restructuring and Other Charges

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005
Expenses	$0.6	(97)%	$20.3	*	$—
Percentage of total revenue	*		1%		*

*
Percentage is not meaningful.

        In the first quarter of fiscal 2006, pursuant to Board of Directors' approval, we implemented a restructuring plan to eliminate approximately 313 positions held by Adobe employees worldwide, which impacted all functional areas. The reduction in force was completed in fiscal 2006. The restructuring plan also includes costs related to the world-wide consolidation of facilities, the cancellation of certain contracts and the write-off of fixed assets located at facilities that have been vacated. See Note 9 of our Notes to Consolidated Financial Statements for further information regarding the Adobe restructuring charges.

        Additionally, we have a $17.7 million liability for restructuring as of November 30, 2007 primarily associated with the Macromedia restructured facilities. We expect to pay this liability through fiscal 2011.

        We did not incur any restructuring and other charges in fiscal 2005.

  Amortization of Purchased Technology

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005
Expenses	$72.4	4%	$69.9	*	$—
Percentage of total revenue	2%		3%		*

*
Percentage is not meaningful.

        As a result of our acquisition of Macromedia, we acquired purchased intangibles which will be amortized over their estimated useful lives of two to four years. In addition, during fiscal 2007, we completed three acquisitions and acquired purchased intangibles which will be amortized over their estimated useful lives.

        Included in the amortization of purchased intangibles for fiscal 2007, is $1.5 million related to the write-off of in-process research and development from an acquisition that occurred during the second quarter of fiscal 2007.

Non-operating Income

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005
Investment gain (loss), net	$7.1	(88)%	$61.2	*	$(1.3)
Percentage of total revenue	*		2%		*
Interest and other income, net	82.5	23%	67.2	74%	38.6
Percentage of total revenue	3%		3%		2%

Total non-operating income	$89.6		$128.4		$37.3

*
Percentage is not meaningful.

  Investment Gain (Loss), net

        Investment gain (loss), net consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and gains and losses of Adobe Ventures.

        Investment Gain (Loss), net fluctuated due to the following:

	2007	2006	2005
Net gains (losses) related to our investments in Adobe Ventures and cost method investments	$6.9	$(6.5)	$(1.0)
Gains from sale of equity investments	0.2	67.9	—
Write-downs due to other-than-temporary declines in value of our marketable equity securities	—	—	(0.6)
Gains from sale of short-term investments	—	—	0.1
Gains (losses) on stock warrants	—	(0.2)	0.2

Total investment gain (loss)	$7.1	$61.2	$(1.3)

        Investment gains were higher in fiscal 2006 when compared to fiscal 2007 and fiscal 2005 due to the sale of our investment in Atom Entertainment, Inc. during the fourth quarter of fiscal 2006.

  Interest and Other Income, net

        The largest component of interest and other income, net is interest earned on cash, cash equivalents and short-term fixed income investments, but also includes gains and losses on the sale of fixed income investments, foreign exchange gains and losses, including those from hedging transactions, and interest expense.

        Interest and other income, net increased during fiscal 2007 as compared to fiscal 2006 primarily as a result of higher rates of return on invested cash and short-term investments.

        Interest and other income, net increased during fiscal 2006 compared to fiscal 2005 due to higher levels of cash and short-term investments and higher rates of return during fiscal 2006. These gains were partially offset by losses associated with our foreign currency hedging program.

Provision for Income Taxes

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005
Provision	$223.4	28%	$173.9	7%	$162.9
Percentage of total revenue	7%		7%		8%
Effective tax rate	24%		26%		21%

        Our effective tax rate decreased approximately 2% during fiscal 2007 as compared to fiscal 2006. The decrease is primarily due to the reinstatement of the federal research and development tax credit in December 2006. The reinstatement of the credit was retroactive to January 1, 2006. A $12.3 million cumulative tax benefit for the credit relating to fiscal 2006 was reflected in its entirety in the first quarter of fiscal 2007.

        Our effective tax rate increased 5% during fiscal 2006 as compared to fiscal 2005. The net increase is primarily due to the expiration of the federal research and development tax credit on December 31, 2005 and because the 2005 effective tax rate included a tax benefit recognized in connection with the repatriation of certain foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

        This data should be read in conjunction with the consolidated statements of cash flows.

	Fiscal 2007	Fiscal 2006
Cash, cash equivalents and short-term investments	$1,993.9	$2,280.9
Working capital	1,720.6	2,207.1
Stockholders' equity	$4,650.0	$5,151.9

        Summary of our cash flows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Net cash provided by operating activities	$1,439.3	$900.0	$758.4
Net cash provided by (used for) investing activities	83.3	195.2	(348.4)
Net cash used for financing activities	(1,350.4)	(747.4)	(246.6)
Effect of foreign currency exchange rates on cash and cash equivalents	1.7	3.9	(1.6)

Net increase in cash and cash equivalents	$173.9	$351.7	$161.8

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

Cash flows from operating activities

        Net cash provided by operating activities of $1.4 billion for fiscal 2007, was primarily comprised of net income, net of non-cash related expenses. The primary working capital sources of cash were increases in net income, accrued expenses, income taxes payable, deferred revenue and trade payables and decreases in trade receivables. Net changes in accrued expenses is primarily attributable to increases in accrued bonuses and accrued localization costs related to the localization of CS3 during fiscal 2007. Income taxes payable increased due to overall increased taxable income. Increases to deferred revenue relate primarily to deferred maintenance and service revenue due to strong upgrade plan sales in the fourth quarter of fiscal 2007 for CS3 and related point products. The decrease in accounts receivable was due to collections in the first quarter of fiscal 2007 related to high Acrobat 8 sales at the end of fiscal 2006 and strong collections during the third quarter of fiscal 2007 resulting from shipments of our CS3 family of products. We ended fiscal 2007 with days sales outstanding ("DSO") in trade receivables of 32 days.

        The primary working capital uses of cash were payments for accrued restructuring costs and outlays for prepaid expenses and other current assets. Accrued restructuring decreased primarily due to payments for facility and severance costs for fiscal 2007. See Note 9 of our Notes to Consolidated Financial Statements for information regarding our restructuring charges.

        Net cash provided by operating activities of $900.0 million for fiscal 2006, was primarily comprised of net income, net of non-cash related expenses. The primary working capital sources of cash were decreases in other current assets and increases in income taxes payable and deferred revenue. Income taxes payable increased primarily due to higher current tax liabilities related to overall increased taxable income. Deferred revenue increased primarily due to increased maintenance and support obligations.

        Working capital uses of cash included increases in trade receivables and decreases in accrued restructuring and accrued expenses. Our trade receivables increased due to increased revenue and our DSO was 48 days ending fiscal 2006. Net changes to accrued expenses was attributable primarily to decreases in compensation related costs and other expenses. Accrued restructuring decreased due to payments made during fiscal 2006.

        Net cash provided by operating activities of $758.4 million for fiscal 2005, was primarily comprised of net income, net of non-cash related expenses. The primary working capital sources of cash were increases in accrued expenses, income taxes payable and deferred revenue. Net changes to accrued expenses were attributable primarily to increases in compensation related costs and marketing expenses. Income taxes payable increased as a result of higher current tax liabilities related to repatriation of certain foreign earnings and overall increased taxable income. Deferred revenue increased primarily due to increased maintenance and support obligations including deferrals for free upgrades associated with certain product releases.

        Working capital uses of cash included increases in trade receivables and other current assets. Our accounts receivable increased due to higher revenue during the period. Our DSO was 31 days ending fiscal 2005.

        We discontinued our practice of paying quarterly cash dividends after payment of the dividend for the first quarter of fiscal 2005. Under the terms of our credit agreement and lease agreements we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We intend to use the cash previously used to pay the quarterly dividend for our ongoing stock repurchase programs.

Cash flows from investing activities

        Net cash from investing activities decreased from net cash provided for fiscal 2006 of $195.2 million to net cash provided for fiscal 2007 of $83.3 million. In fiscal 2006, net cash acquired with the Macromedia acquisition amounted to $488.4 million and the sale of our minority equity investment in Atom Entertainment, Inc. amounted to $82.3 million. No similar transactions of this magnitude occurred during fiscal 2007. The primary sources of cash during fiscal 2007 were sales and maturities of short-term investments offset in part by purchases of short-term investments. Uses of cash during fiscal 2007 included purchases of property and equipment, purchases of long-term investments and other assets which relate primarily to the technology licensing arrangements that occurred during the second quarter of fiscal 2007 and three acquisitions completed in fiscal 2007. Additionally, as part of our lease extension for the Almaden Tower lease completed during the second fiscal quarter of 2007, we purchased a portion of the lease receivable totaling $80.4 million. See Note 15 of our Notes to Consolidated Financial Statements for further information regarding this lease extension.

        Net cash from investing activities increased from net cash used for fiscal 2005 of $348.4 million to net cash provided for fiscal 2006 of $195.2 million primarily due to net cash acquired with the Macromedia acquisition and the sale of our minority equity investment in Atom Entertainment, Inc. in fiscal 2006. These proceeds were offset in part by purchases of short-term investments, net of sales and maturities, acquisitions of property, plant and equipment, cash paid for acquisitions and purchases of long-term investments.

Cash flows from financing activities

        Net cash used for financing activities increased $602.8 million for a total of $1.4 billion during fiscal 2007 as compared to cash used for the same period last year. Net cash used for financing activities increased $500.8 million for a total of $747.4 million during fiscal 2006 as compared to cash used of $246.6 million during fiscal 2005. Increases in both periods presented were primarily due to additional purchases of treasury stock when compared to the prior year. Cash used for stock repurchases increased from the respective periods presented due to a higher average cost per share, a greater number of shares being repurchased and remaining prepayments related to stock repurchase agreements. (See the following sections titled "Stock Repurchase Program I and Stock Repurchase Program II").

        We expect to continue our investing activities, including short-term and long-term investments and purchases of computer systems for research and development, sales and marketing, product support and administrative staff. Furthermore, cash reserves may be used to repurchase stock under our stock repurchase programs and strategically acquire software companies, products or technologies that are complementary to our business. The Board of Directors has approved a facilities expansion for our operations in India, which may include the purchase of land and buildings. As previously disclosed, we plan to invest $100.0 million directly in venture capital, of which, approximately $16.2 million has already been spent. The remaining balance will be invested over the next three to five years.

        Our existing cash, cash equivalents and investment balances may decline during fiscal 2008 in the event of a weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled "Risk Factors". During the third quarter of fiscal 2007, we also increased our existing $500.0 million credit facility to $1.0 billion. This credit facility will be used to provide backup liquidity for general corporate purposes including stock repurchases. In January 2008, we drew down $450.0 million under this facility. Also, we believe that our banking relationships and good credit should afford us the opportunity to raise additional capital in the bank or public market, if required. See Notes 16 and 21 of our Notes to Consolidated Financial Statements for further information regarding our credit facility.

        We use professional investment management firms to manage most of our invested cash. External investment firms managed, on average, 73% of our invested balances during the fourth quarter of fiscal 2007. Within the U.S., the fixed income portfolio is primarily invested in municipal bonds. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury notes and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes. As of the end of fiscal 2007, $530.8 million of the securities now classified as short-term investments have structural features that allow us to sell the securities at par within 90 days and thus retain similar liquidity characteristics as cash equivalents. All investments are made according to policies approved by the Board of Directors.

Stock Repurchase Program I

        To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and from time to time enter into structured stock repurchase agreements with third parties.

        Authorization to repurchase shares to cover on-going dilution is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. Refer to Part II, Item 5 in this Report for share repurchases during the quarter ended November 30, 2007.

        As part of this program, on April 17, 2005, the Board of Directors approved the use of an additional $1.0 billion for stock repurchases commencing upon the close of the Macromedia acquisition. This additional $1.0 billion in stock repurchases was completed by the third quarter of fiscal 2006.

        During fiscal 2007 and 2006, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $1.1 billion and $1.3 billion, respectively. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price ("VWAP") of our common stock. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

        The financial institutions agree to deliver shares to us at periodic intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval, and the average VWAP of our stock during the interval less the agreed upon discount.

        For fiscal 2007, the prepayments were classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by November 30, 2007 are excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of November 30, 2007 under this program will expire on or before June 19, 2008. As of November 30, 2007 approximately $422.6 million of up-front payments remained under the agreements. During fiscal 2007, we repurchased 22.0 million shares at an average price of $40.04 through structured repurchase agreements which included prepayments from fiscal 2006.

        Subsequent to November 30, 2007, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $150.0 million. The $150.0 million will be classified as treasury stock on our balance sheet. See Notes 12 and 21 of our Notes to Consolidated Financial Statements for further information regarding our structured stock repurchase agreements.

Stock Repurchase Program II

        In April 2007, we announced that our Board of Directors authorized a new stock repurchase program. Under the new program, which is not subject to expiration, we are authorized to repurchase in aggregate up to 20.0 million shares of our common stock. This program is in addition to our existing stock repurchase program designed to return value to our shareholders and offset dilution from employee stock programs. During fiscal 2007, we had provided prepayments of $850.0 million under structured share repurchase agreements to large financial institutions under this program. During fiscal 2007, we repurchased 17.7 million shares through structured share repurchase agreements at an average price of $40.50 and approximately $133.7 million of up-front payments remained under these agreements. All outstanding structured repurchase agreements as of November 30, 2007 under this program will expire on or before March 18, 2008.

        As part of this program, in November 2007, the Board of Directors approved a 30 million share increase commencing in fiscal 2008 to this Stock Repurchase Program II. This increases the authorization under this program from the original 20 million shares to 50 million shares. Subsequent to November 30, 2007, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $1.0 billion. The $1.0 billion will be classified as treasury stock on our balance sheet. See Notes 12 and 21 of our Notes to Consolidated Financial Statements for further information regarding our structured stock repurchase agreements.

Summary of Stock Repurchases for fiscal 2007, 2006 and 2005
(in thousands, except average amounts)

		2007		2006		2005
Board Approval Date	Repurchases Under the Plan	Shares	Average	Shares	Average	Shares	Average
December 1997	From employees(1)	39	$39.24	134	$37.10	7	$29.16
	Open market	—	—	1,650	36.04	—	—
	Structured repurchases(2)	22,012	40.04	36,792	34.00	18,708	30.61
April 2007	Structured repurchases(2)	17,684	40.50	—	—	—	—

Total shares		39,735	40.25	38,576	34.10	18,715	$30.61

Total cost		$1,599,214		$1,315,317		$572,930

(1)
The repurchases from employees represent shares cancelled when surrendered in lieu of cash payments for the option exercise price or withholding taxes due.

(2)
Stock repurchase agreements executed with large financial institutions. See "Stock Repurchase Program I" and "Stock Repurchase Program II" above.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        Our principal commitments as of November 30, 2007, consist of obligations under operating leases, royalty agreements and various service agreements. See Note 15 of our Notes to Consolidated Financial Statements for additional information regarding our commitments.

  Lease Commitments

        Two of our lease agreements are subject to standard financial covenants. As of November 30, 2007, we were in compliance with all of our financial covenants and we expect to remain in compliance during the next 12 months. We believe these limitations will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.

        The following table summarizes our contractual commitments as of November 30, 2007:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Total non-cancellable operating leases	$291.1	$55.3	$78.5	$46.1	$111.2
Total purchase commitments	140.0	133.2	6.8	—	—

Total	$431.1	$188.5	$85.3	$46.1	$111.2

  Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

  Guarantees

        The lease agreements for our corporate headquarters provide for residual value guarantees. Under Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of November 30, 2007, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $4.2 million.

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

        As part of our limited partnership interests in Adobe Ventures, we have provided a general indemnification to Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures, for certain events or occurrences while Granite Ventures is, or was serving, at our request in such capacity provided that Granite Ventures acts in good faith on behalf of the partnership. We are unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but believe the risk of having to make any payments under this general indemnification to be remote.

Recent Accounting Pronouncements

        See Note 1 of our Notes to Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        All market risk sensitive instruments were entered into for non-trading purposes.

  Foreign Currency Hedging Instruments

        In countries outside the U.S., we transact business, in U.S. dollars and in various other currencies. In Europe and Japan, transactions that are denominated in Euro and Yen are subject to exposure from movements in exchange rates. We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. We have foreign exchange option and forward contracts for Yen- and Euro-denominated revenue.

        In fiscal 2007, 2006 and 2005, our revenue exposures were 35.5 billion Yen, 32.8 billion Yen, and 26.4 billion Yen, respectively. In fiscal 2007, 2006 and 2005, our revenue exposures were 595.5 million Euros, 504.7 million Euros, and 411.4 million Euros, respectively.

        Our Japanese operating expenses are in Yen and our European operating expenses are primarily in Euro, which mitigates a portion of the exposure related to Yen and Euro denominated product revenue. In addition, we hedge firmly committed transactions using forward contracts. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts largely offset gains and losses on the assets, liabilities and transactions being hedged. We also hedge a percentage of forecasted international revenue with purchased option contracts. Our revenue hedging policy is intended to neutralize the impact on our forecasted revenue due to foreign currency exchange rate movements. As of November 30, 2007, total outstanding contracts were $673.0 million which included the notional equivalent of $440.3 million in Euro, $154.3 million in Yen, and $78.4 million in other foreign currencies. These hedges are foreign currency forward exchange contracts which hedged our balance sheet exposures and purchased put option contracts which hedged our forecasted revenue. As of November 30, 2007, all contracts were set to expire at various times through June 2008. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk, we only contract with counterparties with specific minimum rating requirements. In addition, our hedging policy establishes maximum limits for each counterparty.

        In addition, we also have long-term investment exposures consisting of the capitalization and retained earnings in our non-USD functional currency foreign subsidiaries. As of November 30, 2007 and December 1, 2006, this long-term investment exposure totaled a notional equivalent of $119.7 million and $85.9 million, respectively. At this time, we do not hedge these long-term investment exposures.

  Economic Hedging—Hedges of Forecasted Transactions

        We use foreign exchange option contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. These foreign exchange option contracts, carried at fair value, may have maturities between one and twelve months. Such cash flow exposures result from portions of our forecasted revenue denominated in currencies other than the U.S. dollar, primarily the Japanese Yen and the Euro. We enter into these foreign exchange option contracts to hedge forecasted product licensing revenue in the normal course of business, and accordingly, they are not speculative in nature.

        We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the fiscal year ended November 30, 2007, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

        See Note 17 of our Notes to Consolidated Financial Statements for information regarding our hedging activities.

  Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At November 30, 2007, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

        A sensitivity analysis was performed on all of our foreign exchange derivatives as of November 30, 2007. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For option contracts, the Black-Scholes equation model was used. For forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar (and a corresponding decrease in the value of the hedged foreign currency asset) would lead to an increase in the fair value of our financial hedging instruments by $34.5 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $17.7 million.

        We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

        As a general rule, we do not use financial instruments to hedge local currency denominated operating expenses in countries where a natural hedge exists. For example, in many countries, revenue from the local currency product licenses substantially offsets the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures, primarily related to operating expenses, on an ongoing basis.

        We regularly review our hedging program and may as part of this review determine to change our hedging program.

        See Note 17 of our Notes to Consolidated Financial Statements for information regarding our hedging activities.

  Long-Term Investments

        Long-term investments include both equity holdings in publicly traded companies as well as investments in several privately-held companies. We have a policy in place to review our long-term investments on a regular basis to evaluate whether or not a security has experienced an other-than-temporary decline in fair value.

        Our policy includes, but is not limited to, reviewing each company's cash position, financing needs, earnings and revenue outlook, operational performance, stock price performance over the past six months, liquidity, management and ownership changes and competition. The evaluation of privately-held companies is based on information that we request from these companies which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. If we believe the carrying value of our investment is in excess of fair value, it is our policy to write down these long-term investments to fair value and record the related write-down in our consolidated statements of income.

        We are exposed to equity price risk on our portfolio of marketable equity securities. As of November 30, 2007, our total equity holdings in publicly traded companies were valued at $20.8 million compared to $11.9 million at December 1, 2006. The increase was due to the change in the fair market value of our equity holdings during fiscal 2007. See Note 6 for information regarding our limited partnership interest in Adobe Ventures.

        The privately-held companies in which we invest, can still be considered in the start-up or development stages which are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in these companies.

        The following table represents the potential decrease in fair values of our marketable equity securities as of November 30, 2007, that are sensitive to changes in the stock market. Fair value deteriorations of 50%, 35% and 15% were selected for illustrative purposes because none is more likely to occur than another.

	50%	35%	15%
Marketable equity securities	$(10.4)	$(7.3)	$(3.1)

  Fixed Income Investments

        At November 30, 2007, we had debt securities classified as short-term investments of $1,026.6 million. Changes in interest rates could adversely affect the market value of these investments. The table below separates these investments, based on stated maturities, to show the approximate exposure to interest rates.

Due within one year	$808.3
Due within two years	194.8
Due within three years	23.5
Due after three years	—

Total	$1,026.6

        A sensitivity analysis was performed on our investment portfolio as of November 30, 2007. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over six-month and twelve-month time horizons. The following table represents the potential change in the value of our fixed income securities given an increase in interest rates of various magnitudes.

	0.5%	1.0%	1.5%
6 month horizon	$(0.5)	$(1.0)	$(1.5)

12 month horizon	$1.2	$2.3	$3.5

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	November 30, 2007	December 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$946,422	$772,500
Short-term investments	1,047,432	1,508,379
Trade receivables, net of allowances for doubtful accounts of $4,398 and $6,798, respectively	318,145	356,815
Other receivables	44,666	51,851
Deferred income taxes	171,472	155,613
Prepaid expenses and other assets	44,840	39,311

Total current assets	2,572,977	2,884,469
Property and equipment, net	289,758	227,197
Goodwill	2,148,102	2,149,494
Purchased and other intangibles, net	402,619	506,405
Investment in lease receivable	207,239	126,800
Other assets	92,984	68,183

	$5,713,679	$5,962,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$66,867	$55,031
Accrued expenses	383,436	303,550
Accrued restructuring	3,731	10,088
Income taxes payable	215,058	178,368
Deferred revenue	183,318	130,310

Total current liabilities	852,410	677,347
Long-term liabilities:
Deferred revenue	25,950	32,644
Deferred income taxes	148,943	70,715
Accrued restructuring	13,987	21,984
Other liabilities	22,407	7,982

Total liabilities	1,063,697	810,672
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 571,409 and 587,226 shares outstanding, respectively	61	61
Additional paid-in-capital	2,340,969	2,451,610
Retained earnings	4,041,592	3,317,785
Accumulated other comprehensive income	27,948	6,344
Treasury stock, at cost (29,425 and 13,608 shares, respectively), net of re-issuances	(1,760,588)	(623,924)

Total stockholders' equity	4,649,982	5,151,876

	$5,713,679	$5,962,548

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended
	November 30, 2007	December 1, 2006	December 2, 2005
Revenue:
Products	$3,019,524	$2,484,710	$1,923,278
Services and support	138,357	90,590	43,043

Total revenue	3,157,881	2,575,300	1,966,321

Costs of revenue:
Products	270,818	226,506	89,942
Services and support	83,876	65,951	22,636

Total cost of revenue	354,694	292,457	112,578

Gross profit	2,803,187	2,282,843	1,853,743
Operating expenses:
Research and development	613,242	539,684	365,328
Sales and marketing	984,388	867,145	593,323
General and administrative	274,982	234,597	166,658
Restructuring and other charges	555	20,251	—
Amortization of purchased intangibles and incomplete technology	72,435	69,873	—

Total operating expenses	1,945,602	1,731,550	1,125,309

Operating income	857,585	551,293	728,434
Non-operating income:
Investment gain (loss), net	7,134	61,249	(1,301)
Interest and other income, net	82,471	67,185	38,643

Total non-operating income	89,605	128,434	37,342

Income before income taxes	947,190	679,727	765,776
Provision for income taxes	223,383	173,918	162,937

Net income	$723,807	$505,809	$602,839

Basic net income per share	$1.24	$0.85	$1.23

Shares used in computing basic income per share	584,203	593,750	489,921

Diluted net income per share	$1.21	$0.83	$1.19

Shares used in computing diluted income per share	598,775	612,222	508,070

Cash dividends declared per share	—	—	$0.00625

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock				Accumulated Other Comprehensive Income/(Loss)	Treasury Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Shares	Amount	Total
Balances at December 3, 2004	591,528	$30	$1,194,189	$2,238,807	$(2,289)	(107,154)	$(2,007,260)	$1,423,477
Comprehensive income:
Net income	—	—	—	602,839	—	—	—	602,839
Other comprehensive income, net of taxes	—	—	—	—	1,375	—	—	1,375

Total comprehensive income, net of taxes								604,214

Tax benefit from employee stock option plans	—	—	82,852	—	—	—	—	82,852
Issuance of compensatory stock	—	—	189	—	—	16	202	391
Dividends declared	—	—	—	(3,056)	—	—	—	(3,056)
Purchase of treasury stock	—	—	—	—	—	(18,715)	(600,099)	(600,099)
Re-issuance of treasury stock under employee stock purchase and stock option plans	—	—	73,462	—	—	23,054	283,085	356,547
Stock dividend	—	30	—	(30)	—	—	—	—

Balances at December 2, 2005	591,528	$60	$1,350,692	$2,838,560	$(914)	(102,799)	$(2,324,072)	$1,864,326
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes	—	—	27,422	(26,584)	—	—	—	838

Adjusted balances as of December 2, 2005	591,528	$60	$1,378,114	$2,811,976	$(914)	(102,799)	(2,324,072)	1,865,164
Comprehensive income:
Net income	—	—	—	505,809	—	—	—	505,809
Other comprehensive income, net of taxes	—	—	—	—	7,258	—	—	7,258

Total comprehensive income, net of taxes	—	—	—	—	—	—	—	513,067

Issuance of common stock and re-issuance of treasury stock under stock compensation plans	3,058	—	(385,618)	—	—	24,972	895,430	509,812
Tax benefit from employee stock option plans	—	—	143,118	—	—	—	—	143,118
Purchase of treasury stock	—	—	—	—	—	(38,576)	(1,364,412)	(1,364,412)
Stock-based compensation	—	—	170,534	—	—	—	—	170,534
Issuance of common stock, re-issuance of treasury stock and stock options assumed for acquisition	6,248	1	1,145,462	—	—	102,795	2,169,130	3,314,593

Balances at December 1, 2006	600,834	$61	$2,451,610	$3,317,785	$6,344	(13,608)	$(623,924)	$5,151,876
Comprehensive income:
Net income	—	—	—	723,807	—	—	—	723,807
Other comprehensive income, net of taxes	—	—	—	—	21,604	—	—	21,604

Total comprehensive income, net of taxes	—	—	—	—	—	—	—	745,411

Re-issuance of treasury stock under stock compensation plans	—	—	(298,776)	—	—	23,918	814,863	516,087
Tax benefit from employee stock option plans	—	—	66,966	—	—	—	—	66,966
Purchase of treasury stock	—	—	—	—	—	(39,735)	(1,951,527)	(1,951,527)
Stock-based compensation	—	—	149,987	—	—	—	—	149,987
Adjustment to the valuation of Macromedia assumed options	—	—	(28,818)	—	—	—	—	(28,818)

Balances at November 30, 2007	600,834	$61	$2,340,969	$4,041,592	$27,948	(29,425)	$(1,760,588)	$4,649,982

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	November 30, 2007	December 1, 2006	December 2, 2005
Cash flows from operating activities:
Net income	$723,807	$505,809	$602,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	315,464	307,822	82,775
Stock-based compensation expense	149,987	170,534	391
Deferred income taxes	58,385	(4,264)	(7,068)
Tax benefit from employee stock option plans	55,074	143,118	82,852
Retirements of property and equipment	1,191	767	1,093
Provision for (recovery of) losses on receivables	(1,367)	1,107	394
Provision for estimated returns	156,761	97,566	92,754
Net (gains) losses on sales and impairments of investments	(6,776)	(63,593)	1,322
Excess tax benefits from stock-based compensation	(85,050)	(107,524)	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade and other receivables	(103,244)	(210,410)	(128,845)
Prepaid expenses and other current assets	(2,517)	12,430	(10,585)
Trade and other payables	11,545	11,794	(2,456)
Accrued expenses	75,254	(31,057)	26,278
Accrued restructuring	(13,796)	(41,091)	—
Income taxes payable	61,448	27,247	8,616
Deferred revenue	43,137	79,690	8,029

Net cash provided by operating activities	1,439,303	899,945	758,389

Cash flows from investing activities:
Purchases of short-term investments	(2,503,147)	(1,596,442)	(1,849,862)
Maturities of short-term investments	516,839	357,775	309,202
Sales of short-term investments	2,457,347	1,010,284	1,291,131
Purchases of long-term investments and other assets	(110,189)	(28,381)	(41,792)
Acquisitions of property and equipment	(132,075)	(83,250)	(48,875)
Cash received from acquisitions	1,676	492,758	1,278
Cash paid for acquisitions	(77,204)	(48,351)	(10,819)
Investment in lease receivable	(80,439)	—	—
Proceeds from sale of equity securities and other assets	11,342	90,793	1,338
Payment of issuance costs for credit facility	(856)	—	—

Net cash provided by (used for) investing activities	83,294	195,186	(348,399)

Cash flows from financing activities:
Purchase of treasury stock	(1,951,527)	(1,364,412)	(600,099)
Proceeds from re-issuance of treasury stock	516,087	509,506	356,547
Excess tax benefits from stock-based compensation	85,050	107,524	—
Payment of dividends.	—	—	(3,044)

Net cash used for financing activities	(1,350,390)	(747,382)	(246,596)

Effect of exchange rates on cash and cash equivalents	1,715	3,933	(1,637)

Net increase in cash and cash equivalents	173,922	351,682	161,757
Cash and cash equivalents at beginning of year	772,500	420,818	259,061

Cash and cash equivalents at end of year	$946,422	$772,500	$420,818

Supplemental disclosures:
Cash paid for income taxes, net of refunds	$55,236	$36,632	$78,633

Non-cash investing and financing activities:
Common and treasury stock issued and stock options assumed for Macromedia	$—	$3,436,725	$—

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. Significant Accounting Policies

Operations

        Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of creative, business and mobile software and services used by creative professionals, designers, knowledge workers, high-end consumers, OEM partners, developers and enterprises for creating, managing, delivering and engaging with compelling content and experiences across multiple operating systems, devices and media. We distribute our products through a network of distributors and dealers, VARs, systems integrators, ISVs and OEMs, direct to end users and through our own Web site at www.adobe.com. We also license our technology to hardware manufacturers, software developers and service providers, and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas, EMEA and Asia. Our software runs on personal computers with Microsoft Windows, Apple OS, Linux, UNIX and various non-PC platforms, depending on the product.

Basis of Presentation

        The accompanying consolidated financial statements include those of Adobe and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC.

Use of Estimates

        In the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the balance sheet, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

        Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30.

Stock Dividend

        On March 16, 2005, our Board of Directors approved a two-for-one stock split, in the form of a stock dividend, of our common stock payable on May 23, 2005 to stockholders of record as of May 2, 2005. Share and per share data, for all periods presented, have been adjusted to give effect to this stock split.

Reclassification

        Certain amounts as reported in the Annual Report on Form 10-K/A for fiscal 2006 in the Consolidated Statements of Cash Flows have been revised. Specifically, $27.3 million related to excess tax benefits from stock-based compensation have been reclassified from Net Cash Provided by Operating Activities to Net Cash Used for Financing Activities.

        In addition, certain prior year amounts have been reclassified to conform to current year presentation in the Consolidated Statements of Income.

Allowance for doubtful accounts

        We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables. We regularly review our trade receivables allowances by considering such factors as historical experience, credit-worthiness, the age of the trade receivable balances and current economic conditions that may affect a customer's ability to pay.

	Beginning Balance	Due to Acquisition	Charged/ (Credited) to Operating Expenses	Deductions*	Ending Balance
Allowance for doubtful accounts:
Year Ended:
November 30, 2007	$6,798	—	$(1,367)	$(1,033)	$4,398
December 1, 2006	5,376	2,105	1,107	(1,790)	6,798
December 2, 2005	6,191	—	394	(1,209)	5,376

*
Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

Other Receivables

        Other receivables primarily include tax and interest receivables.

Foreign Currency Translation

        We translate assets and liabilities of foreign subsidiaries, whose functional currency is their local currency, at exchange rates in effect at the balance sheet date. We translate revenue and expenses at the monthly average exchange rates. We include accumulated net translation adjustments in stockholders' equity as a component of accumulated other comprehensive income.

Property and Equipment

        We record property and equipment at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over their estimated useful lives ranging from 2 to 7 years and not to exceed 35 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining respective lease term or useful lives.

        We capitalize certain costs for internal-use software incurred during the application development stage, in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

Goodwill and Purchased and Other Intangibles

        In accordance with SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. We completed our annual impairment test in the second quarter of fiscal 2007 and determined that there was no impairment.

        We evaluate goodwill for impairment by comparing the fair value of each of our reporting segments to its carrying value, including the associated goodwill. To determine the fair values, we use the market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors.

        Upon acquisition, our intangible assets, which are subject to amortization, are recorded at fair value. SFAS 142 requires that intangible assets with finite lives be amortized over their estimated useful lives and reviewed for impairment whenever an impairment indicator exists under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". We continually monitor events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the intangible assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize intangible asset impairment charges in fiscal 2007, 2006 or 2005.

        Our intangible assets are amortized over their estimated useful lives of 1 to 15 years. Generally, amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed.

Software Development Costs

        Capitalization of software development costs for software to be sold, leased, or otherwise marketed begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material.

Revenue Recognition

        Our revenue is derived from the licensing of software products, consulting and maintenance and support. Primarily, we recognize revenue pursuant to the requirements of AICPA Statement of Position 97-2, "Software Revenue Recognition", and any applicable amendments or modifications, when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable.

  Multiple element arrangements

        We enter into multiple element revenue arrangements in which a customer may purchase a combination of software, upgrades, maintenance and support, and consulting (multiple-element arrangements). When VSOE of fair value does not exist for all elements, we allocate and defer revenue for the undelivered items based on VSOE of fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as license revenue.

        VSOE of fair value for each element is based on the price for which the element is sold separately. We determine the VSOE of fair value of each element based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the elements contained in the initial software license arrangement. When VSOE of fair value does not exist for any undelivered element, revenue is deferred until the earlier of the point at which such VSOE of fair value exists or until all elements of the arrangement have been delivered. The only exception to this guidance is when the only undelivered element is maintenance and support or other services, then the entire arrangement fee is recognized ratably over the performance period.

  Product revenue

        We recognize our product revenue upon shipment, provided all other revenue recognition criteria have been met. Our desktop application products' revenue from distributors is subject to agreements allowing limited rights of return, rebates and price protection. Our direct sales and OEM sales are also subject to limited rights of return. Accordingly, we reduce revenue recognized for estimated future returns, price protection and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors.

        We record the estimated costs of providing free technical phone support to customers for our software products.

        We recognize OEM licensing revenue, primarily royalties, when OEM partners ship products incorporating our software, provided collection of such revenue is deemed probable. For certain OEM customers, we must estimate royalty revenue due to the timing of securing customer information. This estimate is based on a combination of our generated forecasts and actual historical reporting by our OEM customers. To substantiate our ability to estimate revenue, we review license royalty revenue reports ultimately received from our significant OEM customers in comparison to the amounts estimated in the prior quarter.

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

        Our consulting revenue is recognized using the proportionate performance method and is measured monthly based on input measures, such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones when applicable. Our maintenance and support offerings, which entitle customers to receive product upgrades and enhancements or technical support, depending on the offering, are recognized ratably over the performance period of the arrangement.

  Rights of return, rebates and price protection

        As discussed above, we offer limited rights of return, rebates and price protection of our products under various policies and programs with our distributors, resellers and/or end user customers. We estimate and record reserves for these programs as an offset to revenue. Below is a summary of each of the general provisions in our contracts:

  •
  Distributors are allowed limited rights of return of products purchased during the previous quarter. In addition, distributors are allowed to return products that have reached the end of their lives and products that are being replaced by new versions.

  •
  We offer rebates to our distributors, resellers and/or end user customers. The amount of revenue that is reduced for distributor and reseller rebates is based on actual performance against objectives set forth by us for a particular reporting period (volume, timely reporting, etc.). If mail-in or other promotional rebates are offered, the amount of revenue reduced is based on the dollar amount of the rebate, taking into consideration an estimated redemption rate calculated using historical trends. In fiscal 2007 and 2006, on average, our rebate accrual approximated $14.0 million and $11.0 million, per quarter, respectively, or less than 2% of our quarterly revenues.

  •
  From time to time, we may offer price protection to our distributors that allow for the right to a credit if we permanently reduce the price of a software product. The amount of revenue that is reduced for price protection is calculated as the difference between the old and new price of a software product on inventory held by the distributor prior to the effective date of the decrease.

        On a quarterly basis, the amount of revenue that is reserved for future returns is calculated based on our historical trends and data specific to each reporting period. We review the actual returns evidenced in prior quarters as a percent of revenue to determine a historical returns rate. We then apply the historical rate to the current period revenue as a basis for estimating future returns. When necessary, we also provide a specific returns reserve for product in the distribution channel in excess of estimated requirements. This estimate can be affected by the amount of a particular product in the channel, the rate of sell-through, product plans and other factors.

  Revenue Reserve

        Revenue reserve rollforward:

	Beginning Balance	Amount Charged To Revenue	Actual Returns	Ending Balance
Year Ended:
November 30, 2007	$55,526	$156,761	$(168,755)	$43,532
December 1, 2006	$25,204	$97,566	$(67,244)	$55,526
December 2, 2005	$18,624	$92,754	$(86,174)	$25,204

Taxes Collected From Customers

        Pursuant to Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement", we elected to net taxes collected from customers against those remitted to government authorities in our financial statements consistent with our historical presentation of this information.

Advertising Expenses

        Advertising costs are expensed as incurred. Advertising expenses for fiscal 2007, 2006 and 2005 were $45.3 million, $27.8 million and $39.0 million, respectively.

Foreign Currency and Other Hedging Instruments

        In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. In Europe and Japan, transactions that are denominated in Euro and Yen are subject to exposure from movements in exchange rates. We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. We have foreign exchange option and forward contracts for Yen- and Euro-denominated revenue.

        We account for our derivative instruments as either assets or liabilities on the balance sheet and measure them at fair value. Derivatives that are not defined as hedges in SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," must be adjusted to fair value through earnings. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. See Note 17 for information regarding our hedging activities.

        Gains and losses from foreign exchange forward contracts which hedge certain balance sheet positions, primarily non-functional currency denominated assets and liabilities (e.g., trade receivables and accounts payable) are recorded each period as a component of other income in the consolidated statements of operations. Foreign exchange forward contracts hedging forecasted non-functional currency denominated forecasted product licensing revenue, are designated as cash flow hedges under SFAS 133, with gains and losses recorded net of tax, as a component of other comprehensive income in stockholders' equity and reclassified into revenue at the time the forecasted transactions occur.

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

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. We are currently evaluating the impact that SFAS 141R and SFAS 160 will have on our consolidated financial statements.

        In June 2007, the AICPA issued Statement of Position 07-1 ("SOP 07-1"), "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies". SOP 07-1 defines investment companies for purposes of applying the related AICPA Audit and Accounting Guide. SOP 07-1 provides guidance on whether an investment company's parent or equity-method investor should retain investment-company accounting in its financial statements. SOP 07-1 would be effective beginning in the first quarter of fiscal 2009; however, on November 16, 2007, the FASB issued proposed FASB Staff Position ("FSP") SOP 07-1-a which would indefinitely delay the effective date of SOP 07-1. We are currently evaluating the impact, if any, that SOP 07-1 will have on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities". Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for us beginning in the first quarter of fiscal 2008.

        In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of

Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)". SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet and changes in the funded status be reflected in comprehensive income. SFAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. In the fiscal year ended November 30, 2007, we adopted the recognition and disclosure elements of SFAS 158 which did not have a material effect on our consolidated financial position, results of operations or cash flows. In addition, we will adopt the measurement elements of SFAS 158 in fiscal 2009. We do not expect the adoption of the measurement elements to have a material impact on our consolidated financial position, results of operations or cash flows.

        In July 2006, the FASB issued Financial Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective our first quarter of fiscal 2008. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Additionally, in May 2007, the FASB published FSP No. FIN 48-1 ("FSP FIN 48-1"), "Definition of Settlement in FASB Interpretation No. 48". FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48, and therefore is effective our first quarter of fiscal 2008. The actual impact of the adoption of FIN 48 and FSP FIN 48-1 on our consolidated results of operations and financial condition will depend on facts and circumstances that exist on the date of adoption. We are currently calculating the impact of the adoption of FIN 48 and FSP FIN 48-1 but do not expect it to have a material impact on our financial statements.

Note 2. Acquisitions

  Fiscal 2007 Acquisitions

        During fiscal 2007, we completed two business combinations and one asset acquisition for cash consideration of approximately $80.0 million. Both individually and in the aggregate, these acquisitions were not material to our consolidated balance sheet and results of operations. Related to the acquisition that occurred during the second quarter of fiscal 2007, $1.5 million of in-process research and development is included in our amortization of purchased intangibles. See Note 5 for information regarding goodwill and purchased and other intangibles.

  Fiscal 2006 Acquisitions

        During fiscal 2006, we completed the acquisition of Macromedia, a provider of software technologies that enables the development of a wide range of Internet and mobile application solutions. The acquisition of Macromedia accelerated our strategy of delivering an industry-defining technology platform that provided more powerful solutions for engaging people with digital information. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business

Combinations". The results of operations of Macromedia have been included in the Consolidated Statements of Income beginning on December 3, 2005.

        Assets acquired and liabilities assumed were recorded at their fair values as of December 3, 2005. The total $3.5 billion purchase price is comprised of the following:

Value of Adobe stock issued (109 million shares)	$3,209,121
Fair value of stock options assumed	227,604
Direct transaction costs	29,060
Restructuring costs	72,728

Total purchase price	$3,538,513

Purchase Price Allocation

        The table below represents the allocation of the purchase price to the acquired net assets of Macromedia based on their estimated fair values as of December 3, 2005 and the associated estimated useful lives at that date. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions of management. Goodwill decreased $28.8 million for insignificant revisions to the valuation of Macromedia assumed options.

	Amount	Estimated Useful Life
Net tangible assets	$713,164	N/A
Identifiable intangible assets:
Acquired product rights	365,500	4 years
Customer contracts and relationships	183,800	6 years
Non-competition agreements	500	2 years
Trademarks	130,700	5 years
Goodwill	1,993,898	N/A
Stock-based compensation	150,951	2.18 years†

Total purchase price	$3,538,513

†
Estimated weighted-average remaining vesting period as of December 3, 2005.

        Net tangible assets—Macromedia's tangible assets and liabilities were reviewed and adjusted to their fair value as necessary, including an increase to market value of $18.4 million related to owned land and a building, $11.5 million related to an investment and $21.5 million for receivables related to future payments from existing customers. We also acquired $488.4 million in cash and cash equivalents and $109.8 million in property, plant and equipment, and assumed $103.2 million in accrued expenses and $186.9 million in deferred tax liabilities.

        Deferred revenue—Macromedia's deferred revenue was derived from licenses, maintenance and support, hosting and consulting contracts. We recorded an adjustment to reduce Macromedia's carrying value of deferred revenue by $49.1 million to $14.9 million, which represents our estimate of the fair value of the contractual obligations assumed. This estimate of the fair value of deferred revenue is included in net tangible assets.

        Identifiable intangible assets—Acquired product rights include developed and core technology and patents. Developed technology relates to Macromedia products across all of their product lines that have reached technological feasibility. Core technology and patents represent a combination of Macromedia's processes, patents and trade secrets developed through years of experience in design and development of its products. We amortize the acquired product rights based on the pattern in which the economic benefits of the intangible asset is being consumed.

        Customer contracts and relationships represent existing contracts and the underlying customer relationships. We amortize these assets based on the pattern in which the economic benefits of the intangible asset is being consumed.

        Trademarks primarily relate to the Flash trade name and other product names and is amortized based on the pattern in which the economic benefits of the intangible asset is being consumed.

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

        Goodwill—Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, acquiring a talented workforce, and significant cost savings opportunities.

        Taxes—As part of our accounting for the Macromedia acquisition, a portion of the overall purchase price was allocated to goodwill and acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Thus, approximately $186.9 million, included in the net tangible assets, was established as a deferred tax liability for the future amortization of the intangible assets. In accordance with SFAS No. 109, "Accounting for Income Taxes," the valuation allowance on Macromedia's financial statements as of December 3, 2005 was reduced by $237.8 million to $16.1 million, to the extent the deferred tax assets are more likely than not realizable.

        Any impairment charges made in the future associated with goodwill will not be tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded.

        Stock-based compensation—Stock-based compensation represents the estimated fair value, measured as of December 3, 2005, of unvested Macromedia stock options and restricted stock assumed. The fair value of unvested options assumed was $146.2 million using the Black Scholes valuation model. The fair value of the unvested restricted stock of $4.8 million was based on the fair value of the underlying shares on the acquisition date. The stock-based compensation is being amortized to expense over the remaining vesting periods of the underlying options or restricted stock. See Note 11 for information regarding amortization of stock-based compensation.

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

Fiscal 2005
Amortization of intangible assets	$204,678
Amortization of stock-based compensation	$63,686
Restructuring costs	$19,733
Business combination accounting effect on historical support revenue	$39,504

        The unaudited pro forma financial information for fiscal 2005 combines the historical results for Adobe for the year ended December 2, 2005 and the historical results for Macromedia for the year ended September 30, 2005.

Fiscal 2005
Net revenue	$2,353,168
Net income	$400,853
Basic net income per share	$0.68
Shares used in computing basic net income per share	592,110
Diluted net income per share	$0.65
Shares used in computing diluted net income per share	619,270

        In addition to the acquisition of Macromedia, during fiscal 2007, we completed three business combinations and five asset acquisitions for cash consideration of approximately $63.0 million. The impact of these acquisitions was considered immaterial to our consolidated financial statements.

Fiscal 2005 Acquisitions

        During fiscal 2005, we acquired OKYZ S.A., a privately-held company, which provided 3D technology and expertise to our Intelligent Document platform.

Note 3. Cash, Cash Equivalents and Short-Term Investments

        Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase.

        We classify all of our cash equivalents and short-term investments as "available-for-sale". These investments are free of trading restrictions or become free of trading restrictions within one year. We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Gains are recognized when realized in our consolidated statements of income. Losses are recognized as realized or when we have determined that an other-than-temporary decline in fair value has occurred. Gains and losses are determined using the specific identification method.

        Cash, cash equivalents and short-term investments consisted of the following as of November 30, 2007:

	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$111,702	$—	$—	$111,702

Cash equivalents:
Money market mutual funds	778,259	—	—	778,259
Bank time deposits	31,568	—	—	31,568
United States Treasury Notes	24,884	9	—	24,893

Total cash equivalents	834,711	9	—	834,720

Total cash and cash equivalents	946,413	9	—	946,422

Short-term investments:
State and municipal bonds	363,738	—	—	363,738
United States Treasury notes	580,914	4,757	—	585,671
Corporate bonds	23,697	—	—	23,697
Obligations of foreign governments	34,760	204	(3)	34,961
Bonds of government agencies	18,501	21	—	18,522

Subtotal	1,021,610	4,982	(3)	1,026,589
Other marketable equity securities	6,050	14,793	—	20,843

Total short-term investments	1,027,660	19,775	(3)	1,047,432

Total cash, cash equivalents, and short-term investments	$1,974,073	$19,784	$(3)	$1,993,854

        Cash, cash equivalents and short-term investments consisted of the following as of December 1, 2006:

	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$48,869	$—	$—	$48,869

Cash equivalents:
Money market mutual funds	642,942	—	—	642,942
Bank time deposits	33,972	—	—	33,972
State and municipal bonds and notes	2,004	—	—	2,004
Corporate bonds	44,713	—	—	44,713

Total cash equivalents	723,631	—	—	723,631

Total cash and cash equivalents	772,500	—	—	772,500

Short-term investments:
State and municipal bonds	1,231,327	1,079	(3,100)	1,229,306
United States Treasury notes	163,110	274	(87)	163,297
Corporate bonds	51,601	67	—	51,668
Obligations of foreign governments	23,896	27	(6)	23,917
Bonds of government agencies	28,124	40	—	28,164

Subtotal	1,498,058	1,487	(3,193)	1,496,352
Other marketable equity securities	6,734	5,293	—	12,027

Total short-term investments	1,504,792	6,780	(3,193)	1,508,379

Total cash, cash equivalents, and short-term investments	$2,277,292	$6,780	$(3,193)	$2,280,879

        Interest income for fiscal 2007, 2006 and 2005 was $92.7 million, $74.9 million and $42.1 million, respectively.

        In accordance with FSP No. FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at November 30, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of foreign governments	$10,506	$(3)	$—	$—	$10,506	$(3)

Total	$10,506	$(3)	$—	$—	$10,506	$(3)

        Market values were determined for each individual security in the investment portfolio. There was one security which had a market value less than amortized cost. This security was an obligation of a foreign government.

        It is our policy to review our marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain our investment in the issuer for a period of sufficient time to allow for recovery in market value. If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related write-down as an investment loss on our consolidated statements of income.

        See Note 6 for information regarding gains and losses to our investments.

        The following table summarizes the cost and estimated fair value of debt securities classified as short-term investments based on stated maturities.

	Cost	Estimated Fair Value
Due within one year	$806,995	$808,291
Due within two years	191,730	194,807
Due within three years	22,885	23,491
Due after three years	—	—

Total	$1,021,610	$1,026,589

Note 4. Property and Equipment

        Property and equipment consisted of the following as of November 30, 2007 and December 1, 2006:

	2007	2006
Computers and equipment	$264,732	$237,480
Furniture and fixtures	55,594	50,008
Capital projects in-progress	15,801	2,363
Leasehold improvements	114,139	93,910
Land	67,905	35,350
Buildings	62,464	62,461

	580,635	481,572
Less accumulated depreciation and amortization	(290,877)	(254,375)

Property and equipment, net	$289,758	$227,197

        Depreciation and amortization expense of capital assets for fiscal 2007, 2006 and 2005 was $73.2 million, $67.7 million, and $43.9 million, respectively.

Note 5. Goodwill and Purchased and Other Intangibles

        Below is our goodwill reported by business segment, as of November 30, 2007:

	2006(1)	Acquisitions	Other	2007
Creative Solutions	$936,393	$51,067	$(22,823)	$964,637
Knowledge Worker Solutions	423,048	—	(11,465)	411,583
Enterprise and Developer Solutions	325,033	—	(6,076)	318,957
Mobile and Device Solutions	217,542	—	(5,658)	211,884
Other
Print and Classic Publishing	212,831	—	(5,536)	207,295
Platform	34,647	—	(901)	33,746

Total	$2,149,494	$51,067	$(52,459)	$2,148,102

(1)
The 2006 balances have been revised to correct insignificant errors in the original allocation of Macromedia goodwill to the various segments. The correction resulted in a reduction in goodwill allocated to Knowledge Worker, Enterprise & Developer Solutions and Mobile & Devices of

  $6.0 million, $57.9 million and $103.8 million, respectively, and an increase in goodwill allocated to Creative Solutions and Other of $153.7 million and $14.0 million, respectively. This correction did not impact the total balance of goodwill in our financial statements. This reallocation also had no impact on our annual impairment analysis which occurred in the second quarter of fiscal 2007.

        The column "Other" above includes net reductions in goodwill of (i) $21.4 million related to pre-acquisition research and development credits for Macromedia, (ii) $28.8 million for insignificant revisions to the valuation of Macromedia assumed options, offset by $11.9 million in tax impacts related to subsequent assumed option exercises resulting from this revaluation, (iii) $9.6 million for the realization of tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions of vested options assumed and (iv) other individually insignificant tax related items.

        Below is our intangible assets, net reported by business segment for fiscal 2007 and 2006:

	2007	2006
Creative Solutions	$193,584	$252,658
Knowledge Worker Solutions	92,253	87,995
Enterprise and Developer Solutions	41,907	51,684
Mobile and Device Solutions	34,581	52,837
Other
Print and Classic Publishing	37,141	56,951
Platform	3,153	4,280

Total	$402,619	$506,405

        Purchased and other intangible assets, subject to amortization, were as follows as of November 30, 2007:

	December 1, 2006 Cost	December 1, 2006 Net	Additions	Amortization Expense	November 30, 2007 Net	Weighted Average Amortization Period (Years)
Purchased technology	$397,098	$249,722	$76,220	$(132,578)	$193,364	4.1

Localization	$9,060	$6,799	$43,100	$(31,721)	$18,178	1.0
Trademarks	130,925	104,068	300	(25,586)	78,782	3.0
Customer contracts and relationships	188,401	145,525	11,170	(45,024)	111,671	4.1
Other intangibles	600	291	700	(367)	624	2.4

Total other intangible assets	$328,986	$256,683	$55,270	$(102,698)	$209,255

Total purchased and other intangible assets	$726,084	$506,405	$131,490	$(235,276)	$402,619	3.7

        Purchased and other intangible assets, subject to amortization, were as follows as of December 1, 2006:

	December 2, 2005 Cost	December 2, 2005 Net	Additions	Amortization Expense	December 1, 2006 Net
Purchased technology	$18,785	$7,632	$384,456	$(142,366)	$249,722

Localization	$20,512	$8,611	$7,703	$(9,515)	$6,799
Trademarks	225	143	130,700	(26,775)	104,068
Customer contracts and relationships	—	—	188,402	(42,877)	145,525
Other intangibles	301	91	503	(303)	291

Total other intangible assets	$21,038	$8,845	$327,308	$(79,470)	$256,683

Total purchased and other intangible assets	$39,823	$16,477	$711,764	$(221,836)	$506,405

        Amortization expense related to identifiable intangible assets was $235.3 million, $221.8 million and $20.4 million for fiscal 2007, 2006 and 2005, respectively. Of the total amortization expense for fiscal 2007 and 2006, $164.4 and $152.4 million, respectively, was charged to cost of sales. There was no amortization charge to cost of sales for fiscal 2005. Amortization expense for each of the next five years and thereafter is as follows:

Fiscal Year	Purchased Technology	Other Intangible Assets
2008	$90,819	$86,617
2009	59,120	60,027
2010	10,472	48,508
2011	7,406	11,917
2012	5,956	1,009
Thereafter	19,591	1,177

Total expected amortization expense	$193,364	$209,255

Note 6. Other Assets

        Other assets consisted of the following as of November 30, 2007 and December 1, 2006:

	2007	2006
Investments	$52,830	$46,273
Prepaid royalties	13,289	3,337
Restricted cash	7,367	2,341
Security deposits	6,650	7,510
Prepaid rent	4,285	2,765
Prepaid land lease	3,224	3,263
Deferred compensation plan assets	3,145	—
Unbilled receivables	—	2,400
Other	2,194	294

Total other assets	$92,984	$68,183

        Our long-term investments include investments in privately-held companies that we make either directly or indirectly through venture capital limited partnerships. We own a limited partnership interest in

Adobe Ventures. Our limited partnership interest in Adobe Ventures is consolidated in accordance with FASB Interpretation No. 46R ("FIN 46R") a revision to FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". The partnership is controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

        Adobe Ventures carries its investments in equity securities at estimated fair value and investment gains and losses are included in our consolidated statements of income. The stock of a number of technology investments held by Adobe Ventures at November 30, 2007 and December 1, 2006 is not publicly traded and, therefore, there is no established market for these securities. In order to determine the fair value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates of current market value made by Granite Ventures. It is our policy to evaluate the fair value of these investments held by Adobe Ventures, as well as our direct investments, on a regular basis. This evaluation includes, but is not limited to, reviewing each company's cash position, financing needs, earnings and revenue outlook, operational performance, management and ownership changes and competition. In the case of privately-held companies, this evaluation is based on information that we request from these companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe the carrying value of our investment is in excess of fair value, it is our policy to write down the investment to fair value.

        Our direct investments are accounted for under the cost method and are evaluated for other-than-temporary declines in fair value below carrying value as noted above.

        Prepaid royalties increased due to new royalty agreements during fiscal 2007.

        Other assets include the fair value, at inception, of the residual value guarantee associated with our leases on the buildings we occupy as part of our corporate headquarters, in accordance with FIN 45. The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of November 30, 2007, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $4.2 million.

        The following table summarizes the net realized gains and losses from our investments for fiscal 2007, 2006 and 2005.

	2007	2006	2005
Net gains (losses) related to our investments in Adobe Ventures and cost method investments	$6,951	$(6,487)	$(1,021)
Write-downs due to other-than-temporary declines in value of our marketable equity securities	—	—	(558)
Gains from sale of short-term investments	—	—	104
Gains (losses) on stock warrants	(21)	(226)	153
Other investment gains	204	67,962	21

Total investment gain (loss)	$7,134	$61,249	$(1,301)

        Investment gains were higher in fiscal 2006 when compared to fiscal 2007 and fiscal 2005 due to the sale of our investment in Atom Entertainment, Inc. during the fourth quarter of fiscal 2006. As a result of the sale, we received $82.3 million in cash. Our carrying value was $13.2 million at the date of sale.

Note 7. Trade Payables and Accrued Expenses

        Trade and other payables consisted of the following as of November 30, 2007 and December 1, 2006:

	2007	2006
Trade payables	$41,724	$37,915
Tax and other payables	25,143	17,116

Total trade and other payables	$66,867	$55,031

        Accrued expenses consisted of the following as of November 30, 2007 and December 1, 2006:

	2007	2006
Accrued compensation and benefits	$205,018	$148,000
Sales and marketing allowances	21,231	20,361
Other	157,187	135,189

Total accrued expenses	$383,436	$303,550

Note 8. Income Taxes

        Income before income taxes includes income from foreign operations of $453.2 million, $293.7 million and $348.7 million for fiscal 2007, 2006 and 2005, respectively.

        The provision for income taxes consisted of the following for fiscal 2007, 2006 and 2005:

	2007	2006	2005
Current:
United States federal	$36,614	$12,419	$63,932
Foreign	55,536	34,762	18,550
State and local	4,100	3,623	4,671

Total current	96,250	50,804	87,153

Deferred:
United States federal	50,640	(19,843)	(7,653)
Foreign	(13,480)	2,198	93
State and local	23,007	(5,383)	492

Total deferred	60,167	(23,028)	(7,068)

Tax expense attributable to employee stock plans	66,966	146,142	82,852

	$223,383	$173,918	$162,937

        Certain employee stock plan benefits in fiscal 2007 and 2006 associated with the acquisition of Macromedia reduced goodwill. See Note 5 for further information.

        Total income tax expense differs from the expected tax expense (computed by multiplying the United States federal statutory rate of 35% by income before income taxes) as a result of the following:

	2007	2006	2005
Computed "expected" tax expense	$331,516	$237,905	$268,022
State tax expense, net of federal benefit	8,938	8,768	9,878
Tax-exempt income	(11,123)	(12,637)	(7,196)
Tax credits	(23,341)	(1,204)	(8,977)
Differences between statutory rate and foreign effective tax rate	(84,740)	(61,067)	(62,561)
Change in deferred tax asset valuation allowance	1,694	(7,539)	(5,836)
FAS 123R Stock Compensation (net of tax deduction)	2,587	3,320	—
Tax benefit for repatriation of certain foreign earnings under the AJCA	—	—	(29,271)
Other, net	(2,148)	6,372	(1,122)

	$223,383	$173,918	$162,937

        The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of November 30, 2007 and December 1, 2006 are presented below:

	2007	2006
Deferred tax assets:
Acquired technology	$7,603	$6,715
Reserves and accruals	61,772	55,662
Deferred revenue	38,663	24,533
Unrealized losses on investments	18,756	19,072
FAS 123R stock compensation	40,682	28,716
Net operating loss of acquired companies	66,677	134,440
Credits	44,866	47,360
Depreciation and amortization	1,213	—
Other	4,763	9,216

Total gross deferred tax assets	284,995	325,714
Deferred tax asset valuation allowance	(2,629)	(1,243)

Total deferred tax assets	282,366	324,471

Deferred tax liabilities:
Depreciation and amortization	—	(1,420)
Undistributed earnings of foreign subsidiaries	(166,629)	(112,084)
Acquired intangible assets	(93,208)	(126,069)

Total deferred tax liabilities	(259,837)	(239,573)

Net deferred tax assets	$22,529	$84,898

        The deferred tax assets and liabilities for fiscal 2007 and fiscal 2006 include amounts related to various acquisitions.

        We provide United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related United States tax liability may be reduced by any foreign income taxes paid on these earnings. As of November 30, 2007, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $718.2 million. The unrecognized deferred tax liability for these earnings is approximately $223.4 million.

        As of November 30, 2007, we have net operating loss carryforward assets attributable to various acquired companies of approximately $66.7 million. We also have federal and state tax credit carryforwards of approximately $14.0 million and $31.0 million, respectively. The net operating loss carryforward assets and federal tax credits will expire between fiscal 2013 and 2025. The state tax credit carryforward can be carried forward indefinitely. The net operating loss carryforward assets and certain credits are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.

        In addition, we have been tracking certain deferred tax attributes of $48.7 million which have not been recorded in the financial statements pursuant to SFAS 123R. These amounts are no longer included in our gross or net deferred tax assets. Pursuant to SFAS 123R, footnote 82, the benefit of these deferred tax assets will be recorded to equity when they reduce taxes payable.

        A valuation allowance has been established for certain deferred tax assets related to the impairment of investments. At the end of fiscal 2007, our valuation allowance was $2.6 million.

        We are currently under examination by the Internal Revenue Service for our fiscal 2001, 2002 and 2003 tax returns. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of the current and any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Although the ultimate outcome is unknown, we have reserved for potential adjustments that may result from the current examination and we believe that the final outcome will not have a material effect on our results of operations.

        Below is a summary of our income tax payable activity for fiscal 2007 and 2006:

	2007	2006
Beginning balance	$178,368	$154,529
Current year liability	96,250	50,804
Macromedia acquisition	—	22,972
Payments and reclassifications	(59,560)	(49,937)

Ending balance	$215,058	$178,368

Note 9. Restructuring

        In the first quarter of fiscal 2006, pursuant to the Board of Directors' approval, we initiated plans to restructure both the pre-merger operations of Adobe and Macromedia to eliminate certain duplicative activities, focus our resources on future growth opportunities and reduce our cost structure. In connection with the worldwide restructuring plan, we recognized costs related to termination benefits for employee positions that were eliminated and for the closure of duplicative facilities. We also recognized costs related to the cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Macromedia.

Macromedia Merger Restructuring Charges

        The following table sets forth a summary of Macromedia restructuring activity, including any costs incurred during fiscal 2006 and 2007 and the cumulative costs incurred through November 30, 2007 for each major type of cost associated with the restructuring plan:

	2006	Cash Payments	Adjustments	2007	Total Costs Incurred To Date
Termination benefits	$1,002	$(370)	$(632)	$—	$26,986
Cost of closing redundant facilities	28,934	(12,052)	(599)	16,283	22,961
Cost of contract termination	46	(8)	(38)	—	3,238
Other	1,444	1	(10)	1,435	1,222

Total	$31,426	$(12,429)	$(1,279)	$17,718	$54,407

        Accrued restructuring charges of $17.7 million at November 30, 2007 includes $3.7 million recorded in accrued restructuring, current and $14.0 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying consolidated balance sheets. We expect to pay these liabilities through fiscal 2011.

        The following table sets forth a summary of Macromedia restructuring activity ending fiscal 2006:

	Initial Restructuring Charges	Cash Payments	Adjustments	2006
Termination benefits	$26,608	$(26,459)	$853	$1,002
Cost of closing redundant facilities	32,083	(10,547)	7,398	28,934
Cost of contract termination	3,969	(3,224)	(699)	46
Other	2,500	(1,072)	16	1,444

Total	$65,160	$(41,302)	$7,568	$31,426

        We completed our acquisition of Macromedia on December 3, 2005. Pursuant to EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," all restructuring charges related to the Macromedia acquisition are recognized as a part of the purchase price allocation. See Note 2 for information regarding the Macromedia acquisition.

        At December 1, 2006, accrued restructuring charges of $31.4 million includes $9.8 million recorded in accrued restructuring, current and $21.6 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying consolidated balance sheets. The initial restructuring charges are the total expected costs to be incurred under the restructuring plan.

Adobe Restructuring Charges

        In connection with the worldwide restructuring plan, we recognized costs related to (i) termination benefits for former Adobe employees whose positions were eliminated, (ii) the closure of Adobe facilities and (iii) the cancellation of certain contracts held by Adobe.

        The following table sets forth a summary of the Adobe restructuring activity ending fiscal 2007:

	2006	Cash Payments	Adjustments	2007
Termination benefits	$179	$(37)	$(142)	$—
Cost of closing redundant facilities	467	(387)	(80)	—

Total	$646	$(424)	$(222)	$—

        As of November 30, 2007, we have no remaining accrued restructuring charges associated with Adobe restructuring activity recorded in the accompanying consolidated balance sheets as compared to $0.6 million as of December 1, 2006. Total costs under the plan incurred and expected to be incurred were $19.5 million and $19.0 million, respectively. The world-wide consolidation of facilities was completed in fiscal 2007.

        The following table sets forth a summary of the Adobe restructuring activity ending fiscal 2006:

	Initial Restructuring Charges	Cash Payments	Adjustments	2006
Termination benefits	$18,879	$(18,597)	$(103)	$179
Cost of closing redundant facilities	—	(479)	946	467
Cost of contract termination	105	(11)	(94)	—

Total	$18,984	$(19,087)	$749	$646

        Accrued restructuring charges as of December 1, 2006 include $0.3 million recorded in accrued restructuring, current and $0.3 million, related to long-term facilities obligations recorded in accrued restructuring, non-current in the accompanying consolidated balance sheets.

Note 10. Benefit Plans

  Pretax Savings Plan

        In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all of our United States employees. Under the plan, eligible employees may contribute up to 65% of their pretax salary, subject to the Internal Revenue Service annual contribution limits. In fiscal 2007, we matched 50% of the first 6% of the employee's contribution. We contributed $14.5 million, $11.2 million and $8.9 million in fiscal 2007, 2006 and 2005, respectively. We can terminate matching contributions at our discretion.

  Profit Sharing Plan

        We have a profit sharing plan that provides for profit sharing payments to all eligible employees following each quarter in which we achieve at least 80% of our budgeted earnings for the quarter. The plan, as well as the annual operating budget on which the plan is based, is approved by our Board of Directors. We contributed $67.6 million, $51.9 million and $45.7 million to the plan in fiscal 2007, 2006 and 2005, respectively.

  Deferred Compensation Plan

        On September 21, 2006, the Board of Directors approved the Adobe Systems Incorporated Deferred Compensation Plan, effective December 2, 2006 (the "Deferred Compensation Plan"). The Deferred Compensation Plan is an unfunded, non-qualified, deferred compensation arrangement under which certain executives and members of the Board of Directors are able to defer a portion of their annual compensation. Participants may elect to contribute up to 75% of their base salary and 100% of other specified compensation, including commissions, bonuses, performance-based and time-based restricted stock units, and directors' fees. Participants are able to elect the payment of benefits to begin on a specified date at least three years after the end of the plan year in which the election is made in the form of a lump sum or annual installments over five, ten or fifteen years. Upon termination of a participant's employment with Adobe, such participant will receive a distribution in the form of a lump sum payment. All distributions will be made in cash, except for deferred performance-based and time-based restricted stock units which will be settled in stock. As of November 30, 2007, the invested amounts under the Deferred Compensation Plan total $3.1 million and are recorded as long-term other assets on our balance sheet. As of November 30, 2007, we recorded $3.1 million as a long-term liability to recognize undistributed deferred compensation due to employees.

Note 11. Stock-based Compensation

        We have the following stock-based compensation plans and programs as described below.

Stock Option Plans

        Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from the (i) 2003 Equity Incentive Plan (the "2003 Plan"), under which options can be granted to all employees, including executive officers, and outside consultants and (ii) the 1996 Outside Directors Stock Option Plan ("Directors Plan"), as amended, under which options are granted automatically under a pre-determined formula to non-employee directors. The Directors Plan will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued and restrictions on issued shares have lapsed. In addition, our stock option program includes the 2005 Equity Incentive Assumption Plan ("2005 Assumption Plan"), from which we currently do not grant options, but may do so. The plans listed above are collectively referred to in the following discussion as "the Plans". Option vesting periods are generally three to four years for all of the Plans.

        As of November 30, 2007, we had reserved 79.1 million, 5.2 million and 1.6 million shares of common stock for issuance under our 2003 Plan, Directors Plan and 2005 Assumption Plan, respectively. As of November 30, 2007, we had 31.9 million, 0.8 million and 1.6 million shares available for grant under our 2003 Plan, Directors Plan and 2005 Assumption Plan, respectively.

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

        As of November 30, 2007, we had reserved 76.0 million shares of our common stock for issuance under the ESPP and approximately 18.0 million shares remain available for future issuance.

Restricted Stock Plan

        We grant restricted stock awards and performance awards to officers and key employees under our Amended 1994 Performance and Restricted Stock Plan (the "Restricted Stock Plan"). We can also grant restricted stock units to all eligible employees. Restricted stock issued under the Restricted Stock Plan generally vests annually over four years.

        As of November 30, 2007, we had reserved 16.0 million shares of our common stock for issuance under the Restricted Stock Plan and approximately 3.6 million shares were available for grant.

Performance Share Programs

        Effective January 24, 2007, the Executive Compensation Committee adopted the 2007 Performance Share Program (the "2007 Program"). The purpose of the 2007 Program is to align key management and senior leadership with stockholder's interest and to retain key employees. The measurement period for the 2007 Program is our fiscal 2007 year. All members of our executive management and other key senior leaders are participating in the 2007 Program. Awards granted under the 2007 Program were granted in the form of performance shares pursuant to the terms of our 2003 Plan and our Restricted Stock Plan. If pre-determined attainment goals are met, shares of stock will be granted to the recipient, with 25% vesting on the later of the date of certification of achievement or the first anniversary date of the grant, and the remaining 75% vesting evenly on the following three annual anniversary dates of the grant, contingent upon the recipient's continued service to Adobe. Participants in the 2007 Program have the ability to receive up to 200% of the target number of shares originally granted, based on the achievement of pre-established performance goals.

        Effective February 2, 2006, the Executive Compensation Committee adopted the 2006 Performance Share Program (the "2006 Program"). The Executive Compensation Committee established the 2006 Program to align the new leadership team to achieve key integration milestones, create stockholder value and to retain key executives. Members of our executive management team and other key members of senior management are participating in the 2006 Program, for which the performance period ran through the end of our fiscal 2007. Awards under the 2006 Program were granted in the form of performance shares pursuant to the terms of our 2003 Plan and our Restricted Stock Plan. Performance shares will vest 100% in fiscal 2008 if performance goals are met. Participants in the 2006 Program have the ability to receive up to 150% of the target number of shares originally granted, based on the achievement of pre-established performance goals.

Issuance of Shares

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

Compensation Costs

        Total stock-based compensation costs that have been included in our consolidated statements of income are as follows:

        Fiscal 2007:

Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Awards
Cost of revenue—services and support	$5,152	$346
Research and development	58,579	9,518
Sales and marketing	41,801	6,084
General and administrative	24,467	4,040

Total	$129,999	$19,988

        Fiscal 2006:

Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Awards
Cost of revenue—services and support	$8,180	$—
Research and development	63,950	1,678
Sales and marketing	66,792	1,500
General and administrative	27,121	1,313

Total	$166,043	$4,491

        Beginning in the first quarter of fiscal 2006, we account for stock-based compensation in accordance with SFAS 123R. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" pro forma disclosures.

        Prior to the adoption of SFAS 123R, we recognized the estimated compensation cost of restricted stock over the vesting term. The estimated compensation cost is based on the fair value of our common stock on the date of grant. We continue to recognize the compensation cost, net of estimated forfeitures, over the vesting term.

        In accordance with SFAS 123R, we recognize the estimated compensation cost of performance shares, net of estimated forfeitures. The awards are earned upon attainment of identified performance goals, some of which contain discretionary metrics, and are accounted for based upon the fair value of the award at each reporting date. As such, these awards are re-valued based on our traded stock price at the end of each reporting period. If the discretion is removed, the award will be classified as a fixed equity award. The fair value of the awards will be based on the measurement date, which is the date the award becomes fixed. The awards will be subsequently amortized over the remaining performance period.

        As of November 30, 2007, there was $142.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to our employees which will be recognized over a weighted average period of 2.7 years. Additionally, as of November 30, 2007, there was $23.4 million of unamortized stock-based compensation, adjusted for estimated forfeitures, related to the assumption of Macromedia unvested options which will be recognized over a weighted average period of 1.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

        Pursuant to the income tax provisions included in SFAS 123R, we have elected the "long method" of computing our hypothetical additional paid-in-capital pool. Prior to the adoption of SFAS 123R, all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions were presented as operating cash flows on our consolidated statement of cash flows. SFAS 123R required the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows in periods after adoption. Total cash flow remained unchanged from what would have been reported under prior accounting rules.

        Prior to the first quarter of fiscal 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB 25 as permitted by SFAS 123, amended by SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." As required by SFAS 148, prior to the adoption of SFAS 123R, we provided pro forma net income and pro forma net income per share disclosures for stock-based awards, as if the fair value-based method defined in SFAS 123 had been adopted.

        The following table sets forth the pro forma effect on net income and net income per share for fiscal 2005 that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123:

2005
Net income:
As reported	$602,839
Add: Stock-based compensation expense for employees included in reported net income, net of related tax effects	255
Less: Total stock-based compensation expense for employees determined under the fair value based method, net of related tax effects	(88,603)

Pro forma	$514,491

Basic net income per share:
As reported	$1.23
Pro forma	$1.05
Diluted net income per share:
As reported	$1.19
Pro forma	$1.01

Valuation of Stock Options and Employee Stock Purchase Shares

        We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and any expected dividends.

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

        The assumptions used to value our option grants were as follows:

	Fiscal Years
	2007	2006	2005
Expected term (in years)	3.54 - 4.82	3.7	3.0 - 3.9
Volatility	29.6 - 39.2%	30.3 - 37.0%	30 - 37%
Risk-free interest rate	3.6 - 5.1%	4.3 - 5.2%	3.4 - 4.5%

        The assumptions used to value employee stock purchase rights were as follows:

	Fiscal Years
	2007	2006	2005
Expected term (in years)	0.5 - 2.0	1.25	1.25
Volatility	30.41 - 32.75%	30.30 - 35.02%	32 - 37%
Risk-free interest rate	4.79 - 5.11%	4.32 - 5.26%	3.03 - 3.58%

        The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period.

Summary of Stock Options and Employee Stock Purchase Shares

        The following table sets forth the summary of option activity under our stock option program for fiscal years 2007, 2006 and 2005:

		Outstanding Options
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
December 3, 2004	16,706	76,534	$18.52
Granted	(11,418)	11,418	31.88
Exercised	—	(20,495)	15.32
Cancelled	2,206	(2,206)	21.52
Increased authorization	16,800	—	—

December 2, 2005	24,294	65,251	$21.76
Granted	(12,221)	12,017	28.71
Exercised	—	(25,873)	17.73
Cancelled	4,807	(4,807)	25.33
Forfeited	(1,600)	—	15.32
Due to acquisition	1,324	15,143	—

December 1, 2006	16,604	61,731	$24.19
Granted	(10,034)	10,084	40.36
Exercised	—	(21,368)	21.18
Cancelled	2,633	(2,705)	33.18
Forfeited	(5)	—	33.18
Increased authorization	25,172	—	—

November 30, 2007	34,370	47,742	28.47

        The weighted average fair values of options granted during fiscal 2007, 2006 and 2005 were $12.37, $10.79 and $9.08, respectively.

        The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $463.6 million, $440.0 million and $330.9 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

        Information regarding the stock options outstanding at November 30, 2007, December 1, 2006 and December 2, 2005 is summarized below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value* (millions)
As of November 30, 2007
Shares outstanding	47,742	$28.47	4.36 years	$654.2
Shares vested and expected to vest	43,067	$27.68	4.19 years	$623.8
Shares exercisable	29,387	$23.77	3.38 years	$539.8
As of December 1, 2006
Shares outstanding	61,731	$24.19	4.44 years	$936.8
Shares vested and expected to vest	58,713	$23.82	3.80 years	$912.7
Shares exercisable	38,944	$20.58	3.39 years	$731.0
As of December 2, 2005
Shares outstanding	65,251	$21.76	4.18 years	$862.1
Shares vested and expected to vest	62,650	$21.51	3.41 years	$843.6
Shares exercisable	42,099	$19.32	2.77 years	$659.9

*
The intrinsic value is calculated as the difference between the market value as of end of the fiscal year and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of November 30, 2007, December 1, 2006 and December 2, 2005 were $42.14, $39.35 and $34.97, respectively.

        All stock options granted to current executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors. All members of the Executive Compensation Committee are independent directors, as defined in the rules applicable to issuers traded on the NASDAQ Global Select Market.

        The Directors Plan provides for the granting of nonqualified stock options to non-employee directors. Option grants are limited to 25,000 shares per person in each fiscal year, except for a new non-employee director to whom 50,000 shares are granted upon election as a director. Options granted under the Directors Plan have a ten-year term. Options granted prior to March 28, 2006 are exercisable and vest over three years: 25% on the day preceding each of our next two annual meetings of stockholders and 50% on the day preceding our third annual meeting of stockholders after the grant of the option. Options granted on or after March 28, 2006 vest over four years: 25% on the day preceding each of our next four annual meetings. The exercise price of the options that are issued is equal to the fair market value of our common stock on the date of grant.

        Options granted to directors for fiscal 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Options granted to existing directors	250	200	400
Exercise price	$42.61	$35.95	$29.74
Options granted to new directors	—	50	50
Exercise price	—	$35.25	$26.83

        The weighted average fair value of employee stock purchase shares granted during fiscal 2007, 2006 and 2005 was $12.03, $8.09 and $9.08, respectively.

Summary of Restricted Stock

        Restricted stock award activity for fiscal 2007, 2006 and 2005 is as follows:

	2007		2006		2005
	Non-vested Shares	Weighted Average Grant Date Fair Value	Non-vested Shares	Weighted Average Grant Date Fair Value	Non-vested Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	501	$9.17	428	$6.68	414	$5.51
Awarded	5	40.03	9	39.47	26	30.86
Released	(92)	29.32	(302)	22.03	(12)	18.39
Forfeited	(393)	4.77	(48)	25.53	—	—
Due to acquisition	—	—	414	22.35	—	—

Balance at end of year	21	$36.41	501	$9.17	428	$6.68

        Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to dividends and voting rights.

        In fiscal 2007, we granted 1.8 million restricted stock units of which less than 0.1 million units were forfeited. We did not grant restricted stock units in fiscal 2006 and 2005. Restricted stock units are not considered outstanding at the time of grant, as the holders of these units are not entitled to dividends and voting rights. At the end of fiscal 2007, the number of units granted, but unvested was 1.7 million.

        Neither restricted stock awards nor restricted stock units are considered outstanding in the computation of basic earnings per share.

Summary of Performance Shares

        During fiscal 2007, we granted performance shares under the 2007 Program as shown in the table below. The fair value of this stock option grant assumes that the performance conditions will be achieved at 200%. These shares will be issued out of our 2003 Plan and our Restricted Stock Plan.

	Shares Granted	Maximum Shares Eligible to Receive
December 1, 2006	—	—
Awarded	382	764
Forfeited	(18)	(35)

November 30, 2007	364	729

        The following table sets forth the summary of performance share activity under our 2006 Program for fiscal 2007 and fiscal 2006. Upon achievement of performance goals, the recipients may be eligible to receive up to 150% of the shares originally granted. These shares will be issued out of our 2003 Plan and our Restricted Stock Plan.

	2007		2006
	Shares	Maximum Shares Eligible to Receive	Shares	Maximum Shares Eligible to Receive
Balance at beginning of year	336	504	—	—
Awarded	12	18	360	540
Forfeited	(73)	(110)	(24)	(36)

Balance at end of year	275	412	336	504

Note 12. Stockholders' Equity

        In the second quarter of fiscal 2006, we concluded a voluntary review of our executive officer grants from 1997 to 2006 and uncovered no improper grants to executive officers. In the fourth quarter of fiscal 2006, we concluded a second voluntary review, focused principally on grants to non-executive employees from 1997 to 2006. Preliminary results of this internal review suggested that certain annual grants may have had improper grant dates. The Board of Directors formed a Special Committee of outside Directors to undertake a broader review of these annual non-executive employee option grants. The Special Committee enlisted the assistance of independent legal counsel and an independent accounting firm. The Special Committee uncovered no fraud or intentional wrongdoing. The Special Committee did find certain instances relating to grants made to employees where the list of employees and/or shares allocated to them was not sufficiently definitive for the grant to be deemed final as of the reported grant date. In other instances, the Special Committee found that adjustments were made to some employee grants after the grant date without a corresponding change to the measurement date. These errors resulted in an understatement of stock-based compensation in 1998 through 2005.

        Historically, we have evaluated uncorrected differences utilizing the rollover approach. We believe the impact of these stock-based compensation errors were immaterial to prior fiscal years under the rollover method. However, under SAB No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", which we were required to adopt for the year ended December 1, 2006, we must assess materiality using both the rollover method and the iron-curtain method. Under the iron-curtain method, the cumulative stock option errors are material to our fiscal 2006 financial statements and, therefore, we recorded an adjustment to our opening fiscal 2006 retained earnings balance in the amount of $26.6 million in accordance with the implementation guidance in SAB 108. The total cumulative impact is as follows:

Retained Earnings	$(26,584)
Deferred Income Taxes	838
Additional Paid in Capital	27,422

        The impact on retained earnings is comprised of the following amounts:

Retained Earnings	1998-2002	2003	2004	2005	Total
Stock compensation expense	$(21,800)	$(10,420)	$(2,959)	$(230)	$(35,409)
Tax effect	5,484	2,558	726	57	8,825

Total, net of tax	$(16,316)	$(7,862)	$(2,233)	$(173)	$(26,584)

Income before taxes	$1,577,480	$380,492	$608,645	$765,776

Percent of income before taxes	(1)%	(3)%	0%	0%

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

        During fiscal 2007 and 2006, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $1.1 billion and $1.3 billion, respectively. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the VWAP of our common stock. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

        The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2007, we repurchased 22.0 million shares at an average price of $40.04 through structured repurchase agreements which included prepayments from fiscal 2006. During fiscal 2006, we repurchased 1.7 million shares at an average price of $36.04 through open market repurchases and 36.8 million shares at an average price of $34.00 through structured repurchase agreements which included prepayments from fiscal 2005.

        For fiscal 2007, the prepayments were classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by November 30, 2007 are excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of November 30, 2007 under this program will expire on or before June 19, 2008. As of November 30, 2007, approximately $422.6 million of up-front payments remained under the agreements.

        Subsequent to November 30, 2007, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $150.0 million. The $150.0 million will be classified as treasury stock on our balance sheet. See Note 21 for discussion of our subsequent event related to the Stock Repurchase Program I.

  Stock Repurchase Program II

        In April 2007, we announced that our Board of Directors authorized a new stock repurchase program. Under the new program, which is not subject to expiration, we are authorized to repurchase in aggregate up to 20.0 million shares of our common stock. This program is in addition to our existing stock repurchase program designed to return value to our shareholders and offset dilution from employee stock programs. During fiscal 2007, we provided prepayments of $850.0 million under structured share repurchase agreements to large financial institutions under this program. During fiscal 2007, we repurchased 17.7 million shares through structured share repurchase agreements at an average price of $40.50 and approximately $133.7 million of up-front payments remained under these agreements. All outstanding structured repurchase agreements as of November 30, 2007 under this program will expire on or before March 18, 2008.

        As part of this program, in November 2007, the Board of Directors approved a 30 million share increase commencing in 2008 to the Stock Repurchase Program II. This increases the authorization under this program from the original 20 million shares to 50 million shares. Subsequent to November 30, 2007, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $1.0 billion. The $1.0 billion will be classified as treasury stock on our balance sheet. See Note 21 for discussion of our subsequent event related to the Stock Repurchase Program II.

Note 13. Comprehensive Income

        The following table sets forth the components of other comprehensive income for fiscal 2007, 2006 and 2005:

	2007	2006	2005
Beginning balance	$6,344	$(914)	$(2,289)

Unrealized gain (loss) on available-for-sale securities, net of taxes	14,570	7,210	(4,529)
Unrealized gain (loss) on derivative instruments	(6,046)	285	12,771
Reclassification adjustment for gains on available-for-sale securities recognized during the period, net of tax	2,000	865	2,223
Reclassification adjustment for gains (losses) on derivative instruments recognized during the period, net of tax	5,510	(5,035)	(7,453)
Foreign currency translation adjustments	5,570	3,933	(1,637)

Other comprehensive income	21,604	7,258	1,375

Ending balance	27,948	6,344	(914)

        Taxes related to unrealized gains and losses on available-for-sale securities for fiscal 2007, 2006 and 2005 were $2.4 million, $2.6 million and zero, respectively. Taxes related to derivative instruments were zero for all fiscal years.

Note 14. Net Income Per Share

        Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested restricted stock and stock options using the treasury stock method.

        The following table sets forth the computation of basic and diluted net income per share for fiscal 2007, 2006 and 2005:

	2007	2006	2005
Net income	$723,807	$505,809	$602,839

Shares used to compute basic net income per share	584,203	593,750	489,921
Dilutive potential common shares:
Unvested restricted stock	13	85	35
Stock options	14,559	18,387	18,114

Shares used to compute diluted net income per share	598,775	612,222	508,070

Basic net income per share	$1.24	$0.85	$1.23

Diluted net income per share	$1.21	$0.83	$1.19

        For fiscal 2007, 2006 and 2005, options to purchase approximately 10.4 million, 17.7 million and 11.6 million shares, respectively, of common stock with exercise prices greater than the annual average fair market value of our stock of $41.77, $35.32 and $30.33, respectively, were not included in the calculation because the effect would have been anti-dilutive.

Note 15. Commitments and Contingencies

  Lease Commitments

        We lease certain of our facilities and some of our equipment under non-cancellable operating lease arrangements that expire at various dates through 2025. We also have one land lease that expires in 2091. Rent expense and sublease income for these leases for fiscal 2005 through fiscal 2007 were as follows:

	2007	2006	2005
Rent expense	$90,553	$74,629	$58,215
Less: sublease income	9,406	3,556	4,995

Net rent expense	$81,147	$71,073	$53,220

        We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.

        In August 2004, we extended the lease agreement for our East and West Towers for an additional five years with an option to extend for an additional five years solely at our election. In March 2007, the Almaden Tower lease was extended for five years, with a renewal option for an additional five years solely at our election. As part of the lease extensions, we purchased the lease receivable from the lessor of the East and West Towers for $126.8 million and a portion of the lease receivable from the lessor of the Almaden Tower for $80.4 million, both of which are recorded as investments in lease receivables on our consolidated balance sheet. This purchase may be credited against the residual value guarantee if we purchase the properties or will be repaid from the sale proceeds if the properties are sold to third parties. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at anytime during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively.

        These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. As of November 30, 2007, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under SFAS No. 13, "Accounting for Leases," and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term, purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount.

        Following is a table for future minimum lease payments under non-cancellable operating leases and future minimum sublease income under non-cancellable subleases for each of the next five years and thereafter. The table includes commitments related to our restructured facilities. See Note 9 for information regarding our restructurings.

Fiscal Year	Future Minimum Lease Payments	Future Minimum Sublease Income
2008	$55,304	$9,321
2009	45,640	8,850
2010	32,896	5,532
2011	26,562	1,116
2012	19,558	80
Thereafter	111,164	—

Total	$291,124	$24,899

  Guarantees

        The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of November 30, 2007, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $4.2 million.

  Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $37.4 million, $19.1 million and $17.8 million in fiscal 2007, 2006 and 2005, respectively.

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

        As part of our limited partnership interests in Adobe Ventures, we have provided a general indemnification to Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures, for certain events or occurrences while Granite Ventures is, or was serving, at our request in such capacity provided that Granite Ventures acts in good faith on behalf of the partnership. We are unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but believe the risk of having to make any payments under this general indemnification to be remote.

  Legal Proceedings

        On October 13, 2006, a purported shareholder derivative action entitled Steven Staehr v. Bruce R. Chizen, et al was filed in the Superior Court of California for the County of Santa Clara against certain of our current and former officers and directors, and against Adobe as a nominal defendant. The complaint asserts that stock option grants to executives were priced retroactively by Adobe and were improperly accounted for, and alleges various causes of action based on that assertion. The complaint seeks payment by the defendants to Adobe of damages allegedly suffered by it and disgorgement of profits, as well as injunctive relief. On November 27, 2007 the Court granted defendants' demurrer to the Second Amended Complaint and dismissed it without leave to amend. On December 11, 2007, plaintiff filed a motion for reconsideration of the Court's order sustaining the demurrer without leave to amend which is scheduled to be heard on January 29, 2008.

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

        From time to time, in addition to those identified above, Adobe is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with accounting principles generally accepted in the United States of America, Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against Adobe. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such contingencies.

Note 16. Credit Agreement

        In August 2007, we entered into the Amendment to our Credit Agreement dated February 2007 (the "Amendment"), which increased the total senior unsecured revolving facility from $500.0 million to $1.0 billion. The Amendment also permits us to request one-year extensions effective on each anniversary of the closing date of the original agreement, subject to the majority consent of the lenders. Also, we retain an option to request an additional $500.0 million in commitments, for a maximum aggregate facility of $1.5 billion. The facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. Borrowings under the facility accrue interest based on a pricing grid tied to this financial covenant. Commitment fees are payable on the facility at rates between 0.05% and 0.15% per year based on the same pricing grid. The facility terminates on February 16, 2012 if no extensions have been requested and is available to provide loans to us and certain of our subsidiaries for general corporate purposes. As of November 30, 2007, we had no outstanding borrowings under this credit facility and were in compliance with all covenants. In January 2008, we drew down $450.0 million under this facility.

Note 17. Financial Instruments

        In accordance with SFAS 133 we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Economic Hedging—Hedges of Forecasted Transactions

        We use foreign exchange option contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. Such cash flow exposures result from portions of our forecasted revenue denominated in currencies other than the U.S. dollar, primarily the Japanese Yen and the Euro. These foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. The maximum original duration of any option contract is twelve months. We enter into these foreign exchange contracts to hedge forecasted product licensing revenue in the normal course of business, and accordingly, they are not speculative in nature.

        To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income until the forecasted transaction occurs.

        The following is a summary of the existing gains that are currently included in accumulated other comprehensive income. These amounts represent the fair value of our cash flow hedge contracts that were still open as of the periods below.

Gain (Loss) on Hedges of Forecasted Transactions:

	Accumulated Other Comprehensive Income (Loss)
	November 30,	December 1,	December 2,
	2007	2006	2005
Net unrealized gain remaining in other accumulated comprehensive income, net of tax	$30.8	$566.8	$5,317.1

        When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For fiscal 2007, 2006 and 2005 there were no such gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

        Pursuant to SFAS 133, we evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedging instruments in other income on the consolidated income statement. The net gain (loss) recognized in other income for cash flow hedges due to hedge ineffectiveness was insignificant for fiscal 2007, 2006 and 2005. The time value of purchased derivative instruments is recorded in other income.

        A summary of the amounts included on the consolidated income statement due to occurrence of the hedged transaction and or time value degradation on open hedge transactions is as follows:

	Years Ended
	November 30, 2007		December 1, 2006		December 2, 2005
	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Gain (loss) on completed hedge transactions:
Net realized gain reclassified from other accumulated comprehensive income to revenue	$5,510	$—	$5,035	$—	$7,453	$—
Net realized loss from the cost of purchased options	—	(12,875)	—	(8,873)	—	(6,624)
Gain (loss) on open hedge transactions:
Net unrealized gain (loss) from the time value on open cash flow hedge transactions	—	765	—	(3,913)	—	2,648

	$5,510	$(12,110)	$5,035	$(12,786)	$7,453	$(3,976)

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

        We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of November 30, 2007, total outstanding contracts were $673.0 million which included the notional equivalent of $440.3 million in Euro, $154.3 million in Yen and $78.4 million in other foreign currencies. At November 30, 2007, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

        Net gains (losses) recognized in other income relating to balance sheet hedging for fiscal 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	$13,388	$11,046	$(9,604)
Net (loss) gain recognized in other income related to instruments outstanding	(4,035)	4,721	(4,088)

	9,353	15,767	(13,692)

(Loss) gain on hedges of foreign currency assets and liabilities:
Net realized (loss) gain recognized in other income	(8,394)	(4,179)	9,893
Net unrealized gain (loss) recognized in other income	1,887	(6,879)	5,747

	(6,507)	(11,058)	15,640

Net gain recognized in other income	$2,846	$4,709	$1,948

Concentration of Risk

        Financial instruments that potentially subject us to concentrations of credit risk are short-term investments, primarily fixed-income securities, derivatives, hedging foreign currency and interest rate risk, and accounts receivable.

        Our investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. Our cash and investments are held and managed by recognized financial institutions that follow our investment policy. Our policy limits the amount of credit exposure to any one security issue or issuer, and we believe no significant concentration of credit risk exists with respect to these investments.

        We mitigate concentration of risk related to foreign currency hedges as well as interest rate hedges through a policy that establishes counterparty limits. We also have minimum rating requirements for all bank counterparties.

        Credit risk in receivables is limited to OEM partners, dealers and distributors of hardware and software products to the retail market, and to customers whereby we license software directly. Management believes that any risk of loss is reduced due to the diversity of our customers and geographic sales areas. A credit review is completed for our new distributors, dealers and OEM partners. We also perform ongoing credit evaluations of our customers' financial condition and require letters of credit or other guarantees, whenever deemed necessary. The credit limit given to the customer is based on our risk assessment of their ability to pay, country risk and other factors and is not contingent on the resale of the product or on the collection of payments from their customers. We also purchase credit insurance to mitigate credit risk in some foreign markets where we believe it is warranted. If we license our software to a customer where we have a reason to believe the customer's ability to pay is not probable, due to country risk or credit risk, we will not recognize the revenue. We will revert to recognizing the revenue on a cash basis, assuming all other criteria for revenue recognition has been met. See Note 19 for information regarding our significant customers.

        We derive a significant portion of our OEM PostScript and Other licensing revenue from a small number of OEM partners. Our OEM partners on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us.

Note 18. Interest and Other Income, Net

        Interest and other income, net includes the following components:

	2007	2006	2005
Interest and other income, net:
Interest income	$92,794	$74,783	$42,040
Interest expense	(253)	(98)	(688)
Foreign exchange (losses)	(9,264)	(8,077)	(2,028)
Fixed income investment (losses)	(2,576)	(1,098)	(1,081)
Other	1,770	1,675	400

Interest and other income, net	$82,471	$67,185	$38,643

Note 19. Industry Segment, Geographic Information and Significant Customers

        Coinciding with the integration of Macromedia and the start of fiscal 2006, we changed the reporting of our segments to be aligned with our market opportunities and how we manage our combined businesses. For comparability, prior fiscal period's results have been reclassified to reflect the realignment of the segments. Our reported results do not include the impact of our acquisition of Macromedia for periods prior to the acquisition date.

        We have the following segments: Creative Solutions, Knowledge Worker and Enterprise Solutions, Mobile and Device Solutions and Other which includes the Print and Classic Publishing and Platform segments. Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers. This segment combines most of the products of our prior Creative Professional and Digital Imaging and Video business segments, along with the creative professional-focused products and solutions that we obtained through our acquisition of Macromedia. The Knowledge Worker Solutions segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains revenue generated by Adobe Acrobat Connect and our Acrobat family of products. Our Enterprise and Developer Solutions segment provides server-based enterprise interaction solutions that automate people-centric processes and contains revenue generated by our LiveCycle line of products. The Mobile and Device Solutions segment provides solutions that create compelling experiences through rich content, user interfaces and data services on mobile and non-PC devices such as cellular phones, consumer devices and Internet connected hand-held devices. Finally, Other contains several of our products and services which address market opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and OEM printing businesses, to new strategic opportunities such as OEM revenue generated from our desktop technology platform—which includes Adobe Reader and Adobe Flash Player applications.

        We will adjust our reporting segments at the beginning of fiscal 2008 to reflect changes for how we manage our business as we enter the new fiscal year.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. With the exception of goodwill and intangible assets, we do not identify or allocate our assets by the operating segments.

        Our segment results for fiscal 2007, 2006 and 2005 are as follows:

					Other
	Creative Solutions	Knowledge Worker Solutions	Enterprise and Developer Solutions	Mobile and Device Solutions	Print and Classic Publishing	Platform	Total
Fiscal 2007
Revenue	$1,898,924	$728,528	$230,985	$52,510	$205,209	$41,725	$3,157,881
Cost of revenue	147,161	57,683	79,038	31,274	39,364	174	354,694

Gross profit	$1,751,763	$670,845	$151,947	$21,236	$165,845	$41,551	$2,803,187

Gross profit as a percentage of revenue	92%	92%	66%	40%	81%	100%	89%
Fiscal 2006
Revenue	$1,437,908	$657,813	$189,310	$37,505	$215,530	$37,234	$2,575,300
Cost of revenue	138,437	36,992	67,911	22,185	26,881	51	292,457

Gross profit	$1,299,471	$620,821	$121,399	$15,320	$188,649	$37,183	$2,282,843

Gross profit as a percentage of revenue	90%	94%	64%	41%	88%	100%	89%
Fiscal 2005
Revenue	$1,128,339	$593,520	$113,002	$—	$129,904	$1,556	$1,966,321
Cost of revenue	55,321	22,192	24,161	—	10,904	—	112,578

Gross profit	$1,073,018	$571,328	$88,841	$—	$119,000	$1,556	$1,853,743

Gross profit as a percentage of revenue	95%	96%	79%	—	92%	100%	94%

        For fiscal 2007, 2006 and 2005, our revenue and property and equipment, net of accumulated depreciation, are presented below by geographic area. With the exception of property and equipment, we do not identify or allocate our assets by geographic area.

Revenue	2007	2006	2005
Americas:
United States	$1,379,028	$1,157,708	$864,274
Other	129,776	109,068	75,443

Total Americas	1,508,804	1,266,776	939,717

EMEA	1,026,455	770,060	612,721

Asia:
Japan	407,344	354,029	284,528
Other	215,278	184,435	129,355

Total Asia	622,622	538,464	413,883

Total revenue	$3,157,881	$2,575,300	$1,966,321

Property and Equipment	2007	2006
Americas:
United States	$228,263	$178,893
Other	15,364	11,900

Total Americas	243,627	190,793

EMEA	27,035	17,896

Asia:
India	11,633	13,534
Other	7,463	4,974

Total Asia	19,096	18,508

Total property and equipment	$289,758	$227,197

Significant Customers

        The table below lists our significant customers, as a percentage of net revenue for fiscal 2005 through 2007. As listed, our significant customers are distributors and thus impact each of our reporting segments.

	2007	2006	2005
Ingram Micro	21%	24%	26%
Tech Data	10%	10%	11%

        Receivables from our significant customers, as a percentage of gross trade receivables for fiscal 2007 and 2006 are as follows:

	2007	2006
Ingram Micro	19%	25%
Tech Data	10%	11%

Note 20. Selected Quarterly Financial Data (unaudited)

	2007
	Quarter Ended
	March 2	June 1	August 31	November 30
Revenue	$649,407	$745,577	$851,686	$911,211
Gross profit	577,144	654,363	759,065	812,615
Income before income taxes	174,402	205,116	276,995	290,677
Net income	143,851	152,505	205,243	222,208
Basic net income per share	0.24	0.26	0.35	0.39
Diluted net income per share	0.24	0.25	0.34	0.38

	2006
	Quarter Ended
	March 3	June 2	September 1	December 1
Revenue	$655,478	$635,456	$602,191	$682,175
Gross profit	577,732	569,849	532,712	602,550
Income before income taxes	144,257	164,497	123,012	247,961
Net income	105,072	123,097	94,396	183,244
Basic net income per share	0.18	0.21	0.16	0.31
Diluted net income per share	0.17	0.20	0.16	0.30

Note 21. Subsequent Event

Structured Stock Repurchase Agreements

        Subsequent to November 30, 2007, as part of Stock Repurchase Programs I and II, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of approximately $1.2 billion. This amount will be classified as treasury stock on our balance sheet. See Note 12 for further information regarding our structured stock repurchase agreements.

Credit Agreement

        In January 2008, we drew down $450.0 million under our credit facility. See Note 16 for further information regarding our credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Adobe Systems Incorporated:

        We have audited the accompanying consolidated balance sheets of Adobe Systems Incorporated and subsidiaries as of November 30, 2007 and December 1, 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended November 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of November 30, 2007 and December 1, 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 11 and Note 12 to the Consolidated Financial Statements, effective December 3, 2005, the Company adopted the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Adobe Systems Incorporated's internal control over financial reporting as of November 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 24, 2008, expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/KPMG LLP
Mountain View, California
January 24, 2008

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of November 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2007, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934), were effective and designed to ensure that (i) information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions, and (ii) information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2007, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Adobe Systems Incorporated:

        We have audited Adobe Systems Incorporated's internal control over financial reporting as of November 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Adobe Systems Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A(b). Our responsibility is to express an opinion on Adobe Systems Incorporated's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Adobe Systems Incorporated maintained, in all material respects, effective internal control over financial reporting as of November 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Adobe Systems Incorporated and subsidiaries as of November 30, 2007 and December 1, 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended November 30, 2007, and our report dated January 24, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Mountain View, California
January 24, 2008

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 of Form 10-K with respect to Item 401 of Regulation S-K regarding our directors is incorporated herein by reference from the information contained in the section entitled "Proposal 1—Election of Directors" in our definitive Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 9, 2008.

        The information required by Item 10 of Form 10-K with respect to Item 405 of Regulation S-K regarding section 16(a) beneficial ownership compliance is incorporated by reference from the information contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 9, 2008.

        The information required by Item 10 of Form 10-K with respect to Item 406 of Regulation S-K regarding code of ethics is incorporated by reference from the information contained in the section entitled "Code of Ethics" in our definitive Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 9, 2008.

        The information required by Item 10 of Form 10-K with respect to Item 407(c)(3), 407(d)(4) and 407(d)(5) is incorporated by reference from the information contained in the sections entitled "Proposal 1—Election of Directors" and "Audit Committee Report" in our definitive Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 9, 2008.

        For information with respect to our executive officers, see "Executive Officers" at the end of Part I, Item 1 of this report.

ITEM 11.    EXECUTIVE COMPENSATION

        You will find this information in the sections captioned "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation Committee Report," and"Director Compensation" in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 9, 2008. We are incorporating the information contained in that section of our Proxy Statement here by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        You will find this information in the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 9, 2008. We are incorporating the information contained in that section here by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        You will find this information in the sections captioned "Certain Relationships and Related Transactions" and "Proposal 1—Election of Directors—Independence of Directors" in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 9, 2008. We are incorporating the information contained in that section here by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        You will find this information in the sections captioned "Principal Accounting Fees and Services" and "Audit Committee Pre-Approval of Services Performed by Our Independent Registered Public Accountants" in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 9, 2008. We are incorporating the information contained in that section here by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  1.
  Financial Statements. See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K.

  2.
  Exhibits. The exhibits listed in the accompanying "Index to Exhibits" are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 24, 2008.

ADOBE SYSTEMS INCORPORATED
By:	/s/ MARK GARRETT Mark Garrett, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shantanu Narayen and Mark Garrett, and each or any one of them, his or her lawful attorneys-in-fact and agents, for such person in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact and agent, or substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. WARNOCK John E. Warnock	Chairman of the Board of Directors	January 24, 2008
/s/ CHARLES M. GESCHKE Charles M. Geschke	Chairman of the Board of Directors	January 24, 2008
/s/ SHANTANU NARAYEN Shantanu Narayen	Director, President and Chief Executive Officer (Principal Executive Officer)	January 24, 2008
/s/ MARK GARRETT Mark Garrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 24, 2008
/s/ RICHARD T. ROWLEY Richard T. Rowley	Vice President and Principal Accounting Officer	January 24, 2008

/s/ EDWARD W. BARNHOLT Edward W. Barnholt	Director	January 24, 2008
/s/ ROBERT K. BURGESS Robert K. Burgess	Director	January 24, 2008
/s/ MICHAEL R. CANNON Michael R. Cannon	Director	January 24, 2008
/s/ BRUCE R. CHIZEN Bruce R. Chizen	Director	January 24, 2008
/s/ JAMES E. DALEY James E. Daley	Director	January 24, 2008
/s/ CAROL MILLS Carol Mills	Director	January 24, 2008
/s/ COLLEEN M. POULIOT Colleen M. Pouliot	Director	January 24, 2008
/s/ ROBERT SEDGEWICK Robert Sedgewick	Director	January 24, 2008
/s/ DELBERT W. YOCAM Delbert W. Yocam	Director	January 24, 2008

SUMMARY OF TRADEMARKS

        The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:

Adobe
Acrobat
Acrobat Connect
Acrobat Messenger
ActionScript
Adobe AIR
Adobe Audition
Adobe Encore
Adobe OnLocation
Adobe Premiere
Adobe Type Manager
After Effects
Authorware
Captivate
ColdFusion
Contribute
Creative Suite
Director
Distiller
Dreamweaver
DV Rack
Encore
Fireworks
Flash
Flash Cast
Flash Lite
Flex
Flex Builder
Font Folio
FrameMaker
FreeHand
GoLive
Illustrator
InCopy
InDesign
JRun
Lightroom
LiveCycle
Macromedia
MXML
Ovation
PageMaker
Photoshop
PostScript
Reader
RoboHelp

Shockwave
Scene 7
Soundbooth
Ultra
Version Cue
Visual Communicator
Vlog It!
All other trademarks are the property of their respective owners.

EXHIBITS

        As required under Item 15, Exhibits and Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

		Incorporated by Reference**
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Bylaws	8-K	1/15/08	3.1
3.2	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on 5/22/01	10-Q	7/16/01	3.6
3.2.1	Certificate of Correction of Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware	10-Q	4/11/03	3.6.1
3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/8/03	3.3
4.1	Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-K	7/3/00	1
4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-A/2G/A	5/23/03	7
10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6
10.2	Amended 1994 Performance and Restricted Stock Plan*	10-K/A	2/6/07	10.2
10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-Q	10/7/04	10.3
10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40
10.5	1997 Employee Stock Purchase Plan, as amended*				X
10.6	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6
10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8
10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37
10.10	2003 Equity Incentive Plan, as amended and restated*	DEF 14A	3/02/07	Appendix A

10.11	Forms of Stock Option and Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11
10.12	Form of Indemnity Agreement*	10-Q	5/30/97	10.25.1
10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14
10.15	Lease between Adobe Systems and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1
10.16	Participation agreement among Adobe Systems, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2
10.17	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999	10-K	3/30/00	10.23
10.18	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000	10-Q	8/14/00	10.3
10.19	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K/A	2/6/07	10.20
10.20	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	10-K/A	2/6/07	10.21
10.21	Adobe Systems Incorporated 2004 Annual Executive Incentive Plan*	8-K	1/13/05	10.1
10.22	Adobe Systems Incorporated 2005 Annual Executive Incentive Plan*	8-K	1/13/05	10.2
10.23	Description of 2005 Director Compensation*	10-K	2/2/05	10.21
10.24	Description of 2006 Director Compensation*	8-K	9/23/05	10.1
10.25	Adobe Systems Incorporated 2006 Management Team Annual Incentive Plan*	8-K	1/13/06	10.1
10.26	2007 Executive Officer Annual Incentive Plan*	8-K	1/30/07	10.5
10.27	2005 Equity Incentive Assumption Plan*	8-K	12/07/05	10.2

10.28	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/07/05	10.3
10.29	Allaire Corporation 1997 Stock Incentive Plan*	S-8	03/27/01	4.06
10.30	Allaire Corporation 1998 Stock Incentive Plan*	S-8	03/27/01	4.07
10.31	Allaire Corporation 2000 Stock Incentive Plan*	S-8	03/27/01	4.08
10.32	Andromedia, Inc. 1996 Stock Option Plan*	S-8	12/07/99	4.07
10.33	Andromedia, Inc. 1997 Stock Option Plan*	S-8	12/07/99	4.08
10.34	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09
10.35	ESI Software, Inc. 1996 Equity Incentive Plan*	S-8	10/18/99	4.08
10.36	eHelp Corporation 1999 Equity Incentive Plan*	S-8	12/29/03	4.08
10.37	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07
10.38	Bright Tiger Technologies, Inc. 1996 Stock Option Plan*	S-8	03/27/01	4.11
10.39	Live Software, Inc. 1999 Stock Option/Stock Issuance Plan*	S-8	03/27/01	4.10
10.40	Macromedia, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.07
10.41	Macromedia, Inc. 1993 Directors Stock Option Plan*	10-Q	08/03/01	10.02
10.42	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	08/03/01	10.01
10.43	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	08/10/05	4.08
10.44	Form of Macromedia, Inc. Stock Option Agreement*	S-8	08/10/05	4.09
10.45	Middlesoft, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.09
10.46	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10
10.47	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01
10.48	Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.1

10.49	Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.2
10.50	Form of Maximum Award Grant Notice used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.3
10.51	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	2/3/06	10.4
10.52	Adobe Systems Incorporated Deferred Compensation Plan*				X
10.53	Form of Maximum Award Grant Notice used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.5
10.54	Form of Performance Share Maximum Award Agreement used in connection with grants under the Adobe Systems Incorporated 2006 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	2/3/06	10.6
10.55	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.1
10.56	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.2
10.57	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3

10.58	Form of Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Stems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4
10.59	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B
10.60	Employment offer letter between Adobe Systems Incorporated and Randy Furr, dated May 16, 2006*	8-K	5/22/06	10.1
10.61	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	8-K	11/16/06	10.2
10.62	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1
10.63	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1
10.64	Credit Agreement, dated as of February 16, 2007, among Adobe Systems Incorporated and Certain Subsidiaries as Borrowers; BNP Paribas, Keybank National Association, and UBS Loan Finance LLC as Co-Documentation Agents; JPMorgan Chase Bank, N.A. as Syndication Agent; Bank of America, N.A. as Administrative Agent and Swing Line Lender; the Other Lenders Party Thereto; and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers.	8-K	8/16/07	10.1
10.65	Amendment to Credit Agreement, dated as of August 13, 2007, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent.	8-K	8/16/07	10.2
21	Subsidiaries of the Registrant				X
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†	X
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†	X
100.INS	XBRL Instance††	X
100.SCH	XBRL Taxonomy Extension Schema††	X
100.CAL	XBRL Taxonomy Extension††	X
100.LAB	XBRL Taxonomy Extension Labels††	X
100.PRE	XBRL Taxonomy Extension††	X

*
Compensatory plan or arrangement

**
References to Exhibits 10.17 and 10.18 are to filings made by the Allaire Corporation. References to Exhibits 10.29 through 10.47 are to filings made by Macromedia, Inc.

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
Furnished, not filed.