Form 10-Q
period 2008-02-29
ADOBE SYSTEMS INC
filed 2008-04-04
CIK 796343

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008
OR
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

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The number of shares outstanding of the registrant's common stock as of March 28, 2008 was 531,823,042.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	February 29, 2008	November 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,032,733	$946,422
Short-term investments	682,511	1,047,432
Trade receivables, net of allowances for doubtful accounts of $4,271 and $4,398, respectively	293,266	318,145
Other receivables	38,839	44,666
Deferred income taxes	132,892	171,472
Prepaid expenses and other assets	46,031	44,840

Total current assets	2,226,272	2,572,977
Property and equipment, net	297,522	289,758
Goodwill	2,144,368	2,148,102
Purchased and other intangibles, net	357,221	402,619
Investment in lease receivable	207,239	207,239
Other assets	108,279	92,984

	$5,340,901	$5,713,679

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$62,019	$66,867
Accrued expenses	368,978	383,436
Accrued restructuring	5,956	3,731
Income taxes payable	40,931	215,058
Deferred revenue	191,662	183,318

Total current liabilities	669,546	852,410
Long-term liabilities:
Debt	450,000	—
Accrued restructuring	12,069	13,987
Income taxes payable	197,741	—
Deferred income taxes	146,344	148,943
Deferred revenue	22,956	25,950
Other liabilities	28,095	22,407

Total liabilities	1,526,751	1,063,697
Stockholders' equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 540,871 and 571,409 shares outstanding, respectively	61	61
Additional paid-in-capital	2,317,582	2,340,969
Retained earnings	4,260,970	4,041,592
Accumulated other comprehensive income	26,215	27,948
Treasury stock, at cost (59,963 and 29,425 shares, respectively), net of re-issuances	(2,790,678)	(1,760,588)

Total stockholders' equity	3,814,150	4,649,982

	$5,340,901	$5,713,679

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	February 29, 2008	March 2, 2007
Revenue:
Products	$851,962	$620,298
Services and support	38,483	29,109

Total revenue	890,445	649,407

Total cost of revenue:
Products	59,805	53,815
Services and support	22,670	18,448

Total cost of revenue	82,475	72,263

Gross profit	807,970	577,144
Operating expenses:
Research and development	168,485	137,129
Sales and marketing	262,595	214,678
General and administrative	82,929	61,275
Restructuring and other charges	1,431	—
Amortization of purchased intangibles	17,099	17,725

Total operating expenses	532,539	430,807

Operating income	275,431	146,337
Non-operating income (expense):
Interest and other income, net	13,290	22,515
Interest expense	(1,809)	(51)
Investment gains, net	8,732	5,601

Total non-operating income	20,213	28,065

Income before income taxes	295,644	174,402
Provision for income taxes	76,265	30,551

Net income	$219,379	$143,851

Basic net income per share	$0.39	$0.24

Shares used in computing basic net income per share	561,113	587,969

Diluted net income per share	$0.38	$0.24

Shares used in computing diluted net income per share	571,259	604,249

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	February 29, 2008	March 2, 2007
Cash flows from operating activities:
Net income	$219,379	$143,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	69,202	68,498
Stock-based compensation	43,034	31,852
Deferred income taxes	35,844	904
Provision for estimated returns	19,587	27,133
Other non-cash items	3,147	54
Retirements of property and equipment	99	163
Recovery of losses on receivables	(224)	(163)
Net gains on sales and impairments of investments	(9,493)	(5,835)
Tax benefit from employee stock option plans	—	15,935
Excess tax benefits from stock-based compensation	—	(1,556)
Changes in operating assets and liabilities, net of acquired assets and liabilities:.
Receivables	11,343	26,351
Prepaid expenses and other current assets	(1,262)	(2,066)
Trade and other payables	(4,848)	(8,455)
Accrued expenses	(14,791)	(29,104)
Accrued restructuring	(1,157)	(5,097)
Income taxes payable	24,090	1,070
Deferred revenue	5,350	7,585

Net cash provided by operating activities	399,300	271,120

Cash flows from investing activities:
Purchases of short-term investments	(224,645)	(586,305)
Maturities of short-term investments	197,379	129,765
Sales of short-term investments	389,858	207,000
Purchases of property and equipment	(26,268)	(48,300)
Purchases of long-term investments and other assets	(14,400)	(8,915)
Cash paid for acquisitions	—	(3,094)
Issuance costs for credit facility	—	(602)
Proceeds from sale of equity securities	6,847	—

Net cash provided by (used for) investing activities	328,771	(310,451)

Cash flows from financing activities:
Purchases of treasury stock	(1,150,022)	(301,468)
Proceeds from issuance of treasury stock	53,510	94,033
Excess tax benefits from stock-based compensation	—	1,556
Proceeds from borrowings under line of credit	450,000	—

Net cash used for financing activities	(646,512)	(205,879)

Effect of foreign currency exchange rates on cash and cash equivalents	4,752	(1,260)

Net increase (decrease) in cash and cash equivalents	86,311	(246,470)
Cash and cash equivalents at beginning of period	946,422	772,500

Cash and cash equivalents at end of period	$1,032,733	$526,030

Supplemental disclosures:
Cash paid for income taxes, net of refunds	$12,894	$11,858

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In management's opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007 on file with the SEC.

        There have been no material changes in our significant accounting policies, except for the adoption of the Financial Accounting Standards Board ("FASB") Financial Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109", during the three months ended February 29, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

Recent Accounting Pronouncements

        With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended February 29, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007, that are of significance, or potential significance, to us.

        In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our consolidated financial statements.

        In June 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 07-1 ("SOP 07-1"), "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies". SOP 07-1 defines investment companies for purposes of applying the related AICPA Audit and Accounting Guide. SOP 07-1 provides guidance on whether an investment company's parent or equity-method investor should retain investment-company accounting in its financial statements. SOP 07-1 would have been effective beginning in the first quarter of fiscal 2009; however, in February 2008, the FASB issued FASB Staff Position ("FSP") SOP 07-1-1 which indefinitely delayed the effective date of SOP 07-1.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities". Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective for us beginning in the first quarter of fiscal 2008. We currently do not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact our consolidated financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective December 1, 2007, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 2 for information and related disclosures regarding our fair value measurements.

        In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Additionally, in May 2007, the FASB published FSP No. FIN 48-1 ("FSP FIN 48-1"), "Definition of Settlement in FASB Interpretation No. 48". FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We adopted both FIN 48 and FSP FIN 48-1 on December 1, 2007. The adoption of FIN 48 resulted in an increase to both assets and liabilities in our condensed consolidated balance sheet as of the beginning of fiscal 2008. See Note 6 for additional information regarding income taxes, including the effects of adoption on our Condensed Consolidated Financial Statements.

NOTE 2. FINANCIAL INSTRUMENTS

        We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income and equity securities, other equity securities and foreign currency

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 2. FINANCIAL INSTRUMENTS (Continued)

derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at February 29, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed income available-for-sale securities(1)	$699,553	$—	$699,553	$—
Equity available-for-sale securities(2)	12,928	12,928	—	—
Investment in limited partnership(3)	33,906	438	—	33,468
Foreign currency derivatives(4)	4,323	—	4,323	—

Total	$750,710	$13,366	$703,876	$33,468

Liabilities
Foreign currency derivatives(5)	9,246	—	9,246	—

Total	$9,246	$—	$9,246	$—

(1)
Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheet.

(2)
Included in short-term investments on our condensed consolidated balance sheet.

(3)
Included in other assets on our condensed consolidated balance sheet.

(4)
Included in prepaid expenses and other assets on our condensed consolidated balance sheet.

(5)
Included in accrued expenses on our condensed consolidated balance sheet.

        Fixed income available-for-sale securities include United States ("U.S.") treasury securities (95% of total), corporate bonds (1% of total), obligations of foreign governments (2% of total) and bonds of other government agencies (2% of total). Included in fixed income available-for-sale securities is approximately $30.0 million of cash equivalents. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. The remaining balance of cash equivalents consists primarily of money market funds, for which the carrying amount is a reasonable estimate of fair value.

        The investment in limited partnership relates to our interest in Adobe Ventures IV L.P. ("Adobe Ventures") which was $33.9 million and $30.6 million as of February 29, 2008 and November 30, 2007, respectively. The change in this asset balance relates primarily to investment gains included in earnings during the three months ended February 29, 2008. All other activity during the quarter was insignificant both individually and in the aggregate. See Note 4 for further information regarding Adobe Ventures and related accounting policies.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 2. FINANCIAL INSTRUMENTS (Continued)

        Foreign currency derivatives include option and forward foreign exchange contracts primarily for the Japanese Yen and the Euro.

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES

        Goodwill as of February 29, 2008 and November 30, 2007 was $2.144 billion and $2.148 billion, respectively. The change includes net reductions in goodwill of $4.2 million related to the tax reserve for Macromedia, offset in part by foreign currency changes.

        Purchased and other intangible assets, subject to amortization were as follows as of February 29, 2008:

	Cost	Accumulated Amortization	Net
Purchased technology	$466,966	$(294,196)	$172,770

Localization	$40,171	$(29,688)	$10,483
Trademarks	131,225	(58,990)	72,235
Customer contracts and relationships	197,220	(96,027)	101,193
Other intangibles	800	(260)	540

Total other intangible assets	$369,416	$(184,965)	$184,451

Total purchased and other intangible assets	$836,382	$(479,161)	$357,221

        Purchased and other intangible assets, subject to amortization were as follows as of November 30, 2007:

	Cost	Accumulated Amortization	Net
Purchased technology	$464,639	$(271,275)	$193,364

Localization	$45,854	$(27,676)	$18,178
Trademarks	131,225	(52,443)	78,782
Customer contracts and relationships	197,220	(85,529)	111,691
Other intangibles	800	(196)	604

Total other intangible assets	$375,099	$(165,844)	$209,255

Total purchased and other intangible assets	$839,738	$(437,119)	$402,619

        Amortization expense related to purchased and other intangible assets was $50.4 million and $48.7 million for the three months ended February 29, 2008 and March 2, 2007, respectively. Of these amounts, $33.3 million and $31.0 million are included in cost of sales for the three months ended February 29, 2008 and March 2, 2007, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES (Continued)

        Purchased and other intangible assets are amortized over their estimated useful lives up to 15 years. As of February 29, 2008, we expect amortization expense in future periods to be as shown below:

Fiscal year	Purchased Technology	Other Intangible Assets
Remainder of 2008	$91,435	$78,440
2009	39,994	60,068
2010	10,687	41,927
2011	7,338	2,137
2012	5,152	899
Thereafter	18,164	980

Total expected amortization expense	$172,770	$184,451

NOTE 4. OTHER ASSETS

        Other assets consisted of the following as of February 29, 2008 and November 30, 2007:

	2008	2007
Investments	$59,542	$52,830
Prepaid royalty	16,990	13,289
Deferred compensation plan assets	8,029	3,145
Restricted cash	7,365	7,367
Security deposits	7,213	6,650
Prepaid rent	3,878	4,285
Prepaid land lease	3,214	3,224
Other	2,048	2,194

Total other assets	$108,279	$92,984

        Included in investments is our limited partnership interest in Adobe Ventures which is consolidated in accordance with FASB Interpretation No. 46R, a revision to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". Our evaluation of fair value includes, but is not limited to, reviewing each company's cash position, financing needs, earnings and revenue outlook, operational performance, management and ownership changes and competition.

        The partnership is controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. Investments also include our direct investments which are accounted for under the cost method.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 5. TRADE AND OTHER PAYABLES AND ACCRUED EXPENSES

        Trade and other payables consisted of the following as of February 29, 2008 and November 30, 2007:

	2008	2007
Trade payables	$38,818	$41,724
Sales and use tax and other payables	23,201	25,143

Total trade and other payables	$62,019	$66,867

        Accrued expenses consisted of the following as of February 29, 2008 and November 30, 2007:

	2008	2007
Accrued compensation and benefits	$166,623	$205,018
Sales and marketing allowances	19,109	21,231
Other	183,246	157,187

Total accrued expenses	$368,978	$383,436

        Other primarily includes general corporate accruals for corporate marketing programs, local and regional expenses, charitable contributions and technical support. Other is also comprised of deferred rent related to office locations with rent escalations, accrued royalties, foreign currency derivatives and accrued interest on the credit facility.

NOTE 6. INCOME TAXES

        We adopted both FIN 48 and FSP FIN 48-1 on December 1, 2007. The adoption of FIN 48 resulted in an increase of $3.9 million to both assets and liabilities in our condensed consolidated balance sheet as of the beginning of fiscal 2008. Upon adoption, the gross liability for unrecognized tax benefits at December 1, 2007 was $218.4 million, exclusive of interest and penalties. The total amount of gross FIN 48 liabilities includes $57.7 million that relates to certain tax attributes from acquired companies, including Macromedia. These liabilities from acquired companies are not recorded on our balance sheet because they are related to positions that have not yet been claimed on our income tax returns. If the total FIN 48 liabilities are recognized in the future, the following amounts, net of an estimated $22.2 million benefit related to deducting such payments on future tax returns, would result: $99.0 million of unrecognized tax benefits would affect the effective tax rate and $82.8 million would affect goodwill and $14.4 million would affect additional paid-in-capital.

        As of February 29, 2008, the gross liability for unrecognized tax benefits is $219.2 million, exclusive of interest and penalties. If the total FIN 48 liabilities are recognized in the future, the following amounts, net of an estimated $22.4 million benefit related to deducting such payments on future tax returns, would result: $102.2 million of unrecognized tax benefits would affect the effective tax rate, $80.2 million would affect goodwill and $14.4 million would affect additional paid-in-capital.

        We have historically presented our estimated liability for unrecognized tax benefits as a current liability. FIN 48 requires liabilities for unrecognized tax benefits to be classified based on whether a payment is expected to be made within the next 12 months. That is, amounts expected to be paid within the

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 6. INCOME TAXES (Continued)

next 12 months are to be classified as a current liability and all other amounts are to be classified as a non-current liability. As a result of adopting FIN 48, we reclassified $197.7 million from current income taxes payable to long-term income taxes payable, including interest.

        We have historically presented our estimated state, local and interest liabilities net of the estimated benefit we expect to receive from deducting such payments on future tax returns (i.e., on a "net" basis). FIN 48 requires this estimated benefit to be classified as a deferred tax asset instead of a reduction of the overall liability (i.e., on a "gross" basis). Thus, we recognized additional deferred income tax assets of $3.9 million to present the unrecognized tax benefits as gross amounts on our condensed consolidated balance sheet.

        Our policy to classify interest and penalties on unrecognized tax benefits as income tax expense did not change upon the adoption of FIN 48. As of February 29, 2008 and December 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $43.0 million and $42.8 million, respectively.

        We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. We are subject to the continual examination of our income tax returns by the Internal Revenue Service ("IRS") and other domestic and foreign tax authorities. Our major tax jurisdictions are the U.S., Ireland and California. For U.S. and California, our fiscal 2001 through fiscal 2008 years are open for examination. A current examination by the IRS for our fiscal 2001, 2002 and 2003 tax returns, is primarily related to our intercompany transfer pricing. For Ireland, our fiscal 2002 through fiscal 2008 years are open for examination.

        The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues in the IRS and other examinations could be resolved within the next 12 months, based upon the current facts and circumstances, we cannot estimate the timing of such resolution or range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of our financial statements.

NOTE 7. STOCK-BASED COMPENSATION

        The assumptions used to value option grants, restricted stock units and performance shares during the three months ended February 29, 2008 and March 2, 2007 are as follows:

	2008	2007
Expected life (in years)	2.27 - 4.64	3.54 - 3.66
Volatility	33.37 - 35.34%	31.58 - 32.71%
Risk free interest rate	2.37 - 3.35%	4.47 - 4.83%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 7. STOCK-BASED COMPENSATION (Continued)

        The expected term of employee stock purchase plan ("ESPP") shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three months ended February 29, 2008 and March 2, 2007 are as follows:

	2008	2007
Expected life (in years)	0.50 - 2.0	0.5 - 2.0
Volatility	29.97 - 31.35%	31.46 - 32.75%
Risk free interest rate	2.82 - 3.29%	4.79 - 5.11%

Summary of Stock Options

        Information regarding the stock options outstanding at February 29, 2008 and March 2, 2007 is summarized below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value* (millions)
2008
Shares outstanding	50,247	$29.08	4.41 years	$313.2
Shares vested and expected to vest	45,200	$28.33	4.23 years	$308.0
Shares exercisable	30,625	$24.63	3.35 years	$294.7
2007
Shares outstanding	64,465	$26.14	4.52 years	$817.8
Shares vested and expected to vest	60,633	$25.59	3.93 years	$801.2
Shares exercisable	39,016	$21.34	3.34 years	$676.6

*
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal year and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of February 29, 2008 and March 2, 2007 were $33.65 and $38.66, respectively.

Summary of Restricted Stock Units

        Restricted stock unit activity for the three months ended February 29, 2008 and March 2, 2007 is as follows:

	2008	2007
Beginning balance	1,701	—
Awarded	2,395	1,271
Released	(292)	—
Forfeited	(36)	(3)

Ending balance	3,768	1,268

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 7. STOCK-BASED COMPENSATION (Continued)

        Information regarding restricted stock units outstanding at February 29, 2008 and March 2, 2007 is summarized below.

	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value* (millions)
2008
Shares outstanding	3,768	2.31 years	$126.8
Shares vested and expected to vest	2,567	2.11 years	$86.3
Shares exercisable	891	—	$30.0
2007
Shares outstanding	1,268	2.44 years	$49.0
Shares vested and expected to vest	964	2.27 years	$37.3
Shares exercisable	—	—	$—

*
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal year and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of February 29, 2008 and March 2, 2007 were $33.65 and $38.66, respectively.

Summary of Performance Shares

        Effective January 24, 2008, the Executive Compensation Committee adopted the 2008 Performance Share Program (the "2008 Program"). The purpose of the 2008 Program is to align key management and senior leadership with stockholders' interests and to retain key employees. The measurement period for the 2008 Program is our fiscal 2008 year. All members of our executive management and other key senior leaders are participating in the 2008 Program. Awards granted under the 2008 Program were granted in the form of performance shares pursuant to the terms of our 2003 Equity Incentive Plan. If pre-determined performance goals are met, shares of stock will be granted to the recipient, with 25% vesting on the later of the date of certification of achievement or the first anniversary date of the grant, and the remaining 75% vest evenly on the following three annual anniversary dates of the grant, contingent upon the recipient's continued service to Adobe. Participants in the 2008 Program have the ability to receive up to 200% of the target number of shares originally granted.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 7. STOCK-BASED COMPENSATION (Continued)

        The following table sets forth the summary of performance share activity under our 2008 Program ended February 29, 2008.

	Shares Granted	Maximum Shares Eligible to Receive
Beginning balance	—	—
Awarded	909	1,818
Forfeited	(35)	(70)

Ending balance	874	1,748

        In the first quarter of fiscal 2008, the Executive Compensation Committee certified the actual performance achievement of participants in the 2006 Performance Share Program (the "2006 Program") and the 2007 Performance Share Program (the "2007 Program"). Based upon the achievement of goals outlined in the 2006 Program and 2007 Program, participants had the ability to receive up to 150% and 200%, respectively, of the target number of shares originally granted. Actual performance resulted in participants achieving approximately 105% of target or 0.3 million shares for the 2006 Program and 200% of target or 0.7 million shares for the 2007 Program. Shares awarded under the 2006 Program vested 100% and were released in the first quarter of fiscal 2008. Shares under the 2007 Program vested 25% in the first quarter of fiscal 2008, and the remaining 75% vest evenly on the following three annual anniversary dates of the grant, contingent upon the recipient's continued service to Adobe.

        The following table sets forth the summary of performance share activity under our 2007 Program, based upon share awards actually achieved, for the three months ended February 29, 2008:

Shares
Shares achieved	717
Released	(189)
Forfeited	(24)

Ending balance	504

Compensation Costs

        As of February 29, 2008, there was $161.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to our employees which will be recognized over a weighted average period of 2.9 years. Additionally, as of February 29, 2008, there was $18.1 million of unamortized stock-based compensation, adjusted for estimated forfeitures, related to the assumption of Macromedia unvested options which will be recognized over a weighted average period of 1.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 7. STOCK-BASED COMPENSATION (Continued)

        Total stock-based compensation costs that have been included in our consolidated statements of income for the three months ended February 29, 2008 and March 2, 2007 are as follows:

	2008		2007
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—services and support	$804	$40	$1,170	$34
Research and development	14,926	3,396	12,737	1,150
Sales and marketing	10,907	3,541	10,117	862
General and administrative	5,942	3,478	5,663	119

Total	$32,579	$10,455	$29,687	$2,165

NOTE 8. EMPLOYEE BENEFIT PLAN

Deferred Compensation Plan

        As of February 29, 2008 and November 30, 2007, the invested amounts under the Deferred Compensation Plan total $8.0 million and $3.1 million, respectively, and are recorded as long-term other assets on our balance sheet. As of February 29, 2008 and November 30, 2007, we recorded $8.0 million and $3.1 million, respectively, as a long-term liability to recognize undistributed deferred compensation due to employees.

NOTE 9. RESTRUCTURING AND OTHER CHARGES

Macromedia Merger Restructuring Charges

        We completed our acquisition of Macromedia on December 3, 2005. We recognized costs related to the cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Macromedia.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 9.    RESTRUCTURING AND OTHER CHARGES (Continued)

        The following table sets forth a summary of Macromedia restructuring activities as of November 30, 2007 and February 29, 2008:

	November 30, 2007	Cash Payments	Adjustments	February 29, 2008	Total Costs Incurred To Date	Total Costs Expected to be Incurred
Termination benefits	$—	$—	$—	$—	$26,986	$26,986
Cost of closing redundant facilities	16,283	(1,136)	1,768	16,915	24,096	41,011
Cost of contract termination	—	—	—	—	3,238	3,238
Other	1,435	(21)	(304)	1,110	1,244	2,354

Total	$17,718	$(1,157)	$1,464	$18,025	$55,564	$73,589

        Included in the adjustments column is a change to previous estimates, recorded as a current period expense, associated with closing redundant facilities as a result of the Macromedia acquisition totaling $1.4 million as well as the effect of foreign currency changes. Accrued restructuring charges of $18.0 million at February 29, 2008 includes $6.0 million recorded in accrued restructuring, current and $12.0 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets. We expect to pay these liabilities through fiscal 2011. At November 30, 2007, accrued restructuring charges of $17.7 million includes $3.7 million recorded in accrued restructuring, current and $14.0 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets.

NOTE 10.    STOCKHOLDERS' EQUITY

Stock Repurchase Program I

        During the three months ended February 29, 2008 and March 2, 2007, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $150.0 and $300.0 million, respectively. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price ("VWAP") of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

        The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended February 29, 2008, we repurchased 6.7 million shares at an average price of $36.78 through

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 10.    STOCKHOLDERS' EQUITY (Continued)

structured repurchase agreements which included prepayments from fiscal 2007. During the three months ended March 2, 2007, we repurchased 4.8 million shares at an average price of $38.22 through structured repurchase agreements which included prepayments from fiscal 2006.

        As of February 29, 2008 and November 30, 2007, the prepayments were classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by February 29, 2008 and November 30, 2007 are excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of February 29, 2008 under this program will expire on or before June 19, 2008. As of February 29, 2008 and March 2, 2007, approximately $325.8 million and $319.3 million, respectively, of up-front payments remained under the agreements.

        Subsequent to February 29, 2008, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $100.0 million. The $100.0 million will be classified as treasury stock on our balance sheet. See Note 17 for further discussion of our additional structured stock repurchase agreements.

Stock Repurchase Program II

        Under this stock repurchase program, we are authorized to repurchase 50.0 million shares of our common stock. From the inception of this program, we have repurchased 44.3 million shares and provided prepayments of $1.85 billion under structured share repurchase agreements to large financial institutions. During the first quarter of fiscal 2008, we provided prepayments of $1.0 billion and repurchased 26.6 million shares under these structured agreements at an average price of $37.56. As of February 29, 2008, approximately $133.3 million of up-front payments remained under these agreements. All outstanding structured repurchase agreements as of February 29, 2008 under this program will expire on or before April 24, 2008. There were no prepayments under this program as of March 2, 2007.

        Subsequent to February 29, 2008, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $50.0 million. The $50.0 million will be classified as treasury stock on our balance sheet. See Note 17 for further discussion of our additional structured stock repurchase agreements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 11.    COMPREHENSIVE INCOME

        The following table sets forth the components of comprehensive income for the three months ended February 29, 2008 and March 2, 2007:

	2008	2007
Net income	$219,379	$143,851
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of taxes	(3,079)	1,893
Currency translation adjustments	1,378	(1,260)
Net gain (loss) in derivative instruments, net of taxes of zero	(31)	126

Other comprehensive income (loss), net of taxes	(1,732)	759

Total comprehensive income, net of taxes	$217,647	$144,610

NOTE 12.    NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share for the three months ended February 29, 2008 and March 2, 2007:

	2008	2007
Net income	$219,379	$143,851

Shares used to compute basic net income per share	561,113	587,969
Dilutive potential common shares:
Unvested restricted stock	680	14
Stock options	9,466	16,266

Shares used to compute diluted net income per share	571,259	604,249

Basic net income per share	$0.39	$0.24

Diluted net income per share	$0.38	$0.24

        For the three months ended February 29, 2008 and March 2, 2007, options to purchase approximately 15.5 million and 8.6 million shares, respectively, of common stock with exercise prices greater than the annual average fair market value of our stock of $38.22 and $39.70, respectively, were not included in the calculation because the effect would have been anti-dilutive.

NOTE 13.    COMMITMENTS AND CONTINGENCIES

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 13.    COMMITMENTS AND CONTINGENCIES (Continued)

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

        These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. As of February 29, 2008, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under SFAS No. 13, "Accounting for Leases," and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term, purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount.

Guarantees

        The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. Under FASB Interpretation No. 45, ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002 must be recognized as a liability on our consolidated balance sheet. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of February 29, 2008 and November 30, 2007, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $3.8 million and $4.2 million, respectively.

Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 13.    COMMITMENTS AND CONTINGENCIES (Continued)

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

        To the extent permitted under Delaware law, we have agreements whereby we indemnify our directors and officers for certain events or occurrences while the director or officer is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the director's or officer's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that reduces our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

        As part of our limited partnership interest in Adobe Ventures, we have provided a general indemnification to Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures, for certain events or occurrences while Granite Ventures is, or was serving, at our request in such capacity provided that Granite Ventures acts in good faith on behalf of the partnership. We are unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but believe the risk of having to make any payments under this general indemnification to be remote.

Legal Proceedings

        On October 13, 2006, a purported shareholder derivative action entitled Steven Staehr v. Bruce R. Chizen, et al was filed in the Superior Court of California for the County of Santa Clara against certain of our current and former officers and directors, and against Adobe as a nominal defendant. The complaint asserts that stock option grants to executives were priced retroactively by Adobe and were improperly accounted for and alleges various causes of action based on that assertion. The complaint seeks payment by the defendants to Adobe of damages allegedly suffered by it and disgorgement of profits, as well as injunctive relief. On November 27, 2007 the Court granted defendants' demurrer to the second amended complaint and dismissed it without leave to amend. On December 11, 2007, plaintiff filed a motion for reconsideration of the Court's order sustaining the demurrer without leave to amend, but that motion was denied by the Court on January 29, 2008. The Court is expected to issue a final judgment dismissing the complaint shortly.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 13.    COMMITMENTS AND CONTINGENCIES (Continued)

        From time to time, in addition to those identified above, Adobe is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with GAAP, Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against Adobe. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such contingencies.

NOTE 14.    CREDIT AGREEMENT

        In August 2007, we entered into the Amendment to our Credit Agreement dated February 2007 (the "Amendment"), which increased the total senior unsecured revolving facility from $500.0 million to $1.0 billion. The Amendment also permits us to request one-year extensions effective on each anniversary of the closing date of the original agreement, subject to the majority consent of the lenders. We also retain an option to request an additional $500.0 million in commitments, for a maximum aggregate facility of $1.5 billion.

        In February 2008, we entered into the Second Amendment to the Credit Agreement dated February 26, 2008 (the "Second Amendment"), which extended the maturity date of the facility by one year to February 16, 2013. The facility would terminate at this date if no additional extensions have been requested and granted. All other terms and conditions remain the same.

        The facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. At the Company's option, borrowings under the facility accrue interest based on either the London interbank offered rate (LIBOR) for one, two, three or six months, or longer periods with bank consent, plus a margin according to a pricing grid tied to this financial covenant, or a base rate. The margin is set at rates between 0.20% and 0.475%. Commitment fees are payable on the facility at rates between 0.05% and 0.15% per year based on the same pricing grid. The facility is available to provide loans to us and certain of our subsidiaries for general corporate purposes. As of February 29, 2008 and November 30, 2007, the amount outstanding under the credit facility was $450.0 million and zero, respectively, which is included in long-term liabilities on our condensed consolidated balance sheet. As of February 29, 2008, we were in compliance with all of the covenants.

        As of February 29, 2008, the outstanding and accrued interest due was approximately $1.7 million which is included in accrued expenses on our condensed consolidated balance sheet.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 15.    NON-OPERATING INCOME (EXPENSE)

        Non-operating income (expense) for the three months ended February 29, 2008 and March 2, 2007 includes the following:

	2008	2007
Interest and other income, net:
Interest income	$17,511	$23,470
Foreign exchange (losses)	(4,700)	(1,507)
Fixed income investment (losses)	—	(262)
Other	479	814

Interest and other income, net	$13,290	$22,515

Interest expense	$(1,809)	$(51)

Investment gains, net:
Realized investment gains	$5,397	$8,820
Unrealized investment gains	3,914	209
Realized investment (losses)	(383)	(558)
Unrealized investment (losses)	(196)	(2,870)

Investment gains, net	$8,732	$5,601

Total non-operating income	$20,213	$28,065

NOTE 16.    INDUSTRY SEGMENTS

        We have the following segments: Creative Solutions, Knowledge Worker Solutions, Enterprise Solutions, Mobile and Device Solutions, Platform and Print Publishing. Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers. The Knowledge Worker Solutions segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains revenue generated by Acrobat Connect and our Acrobat family of products. Our Enterprise Solutions segment provides server-based enterprise interaction solutions that automate people-centric processes and contains revenue generated by our LiveCycle line of products. The Mobile and Device Solutions segment provides solutions that create compelling experiences through rich content, user interfaces and data services on mobile and non-PC devices such as cellular phones, consumer devices and Internet connected hand-held devices. The Platform segment provides developer solutions and technologies, including Adobe Flash Player and Adobe AIR which are used to build rich application experiences. Finally, the Print Publishing segment addresses market opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and original equipment manufacturer ("OEM") printing businesses.

        Effective in the first quarter of fiscal 2008, to better align our engineering and marketing efforts, we merged our Knowledge Worker Solutions segment with our Enterprise Solutions segment (formerly "Enterprise and Developer Solutions") to form our new Business Productivity Solutions business unit. However, under the requirements of SFAS No. 131, ("SFAS 131"), "Disclosures about Segments of an

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 16.    INDUSTRY SEGMENTS (Continued)

Enterprise and Related Information", Knowledge Worker Solutions and Enterprise Solutions are separately reportable segments. In addition, we moved responsibility for Flex Builder, Flex SDK and our ColdFusion product line to our Platform segment from our Enterprise Solutions segment. The prior year information in the table below has also been updated to reflect this product movement.

        Our Chief Operating Decision Maker reviews revenue and gross margin information for each of our operating segments. Operating expenses are not reviewed on a segment by segment basis. In addition, with the exception of goodwill and intangible assets, we do not identify or allocate our assets by the operating segments.

	Creative Solutions	Knowledge Worker Solutions	Enterprise Solutions	Mobile and Device Solutions	Platform	Print Publishing	Total
Three months ended February 29, 2008
Revenue	$543,475	$195,535	$54,164	$15,212	$28,132	$53,927	$890,445
Cost of revenue	36,048	11,681	16,991	5,991	3,973	7,791	82,475

Gross profit	$507,427	$183,854	$37,173	$9,221	$24,159	$46,136	$807,970

Gross profit as a percentage of revenue	93%	94%	69%	61%	86%	86%	91%
Three months ended March 2, 2007
Revenue	$346,391	$174,828	$42,465	$13,733	$15,782	$56,208	$649,407
Cost of revenue	30,100	10,674	13,953	6,880	2,901	7,755	72,263

Gross profit	$316,291	$164,154	$28,512	$6,853	$12,881	$48,453	$577,144

Gross profit as a percentage of revenue	91%	94%	67%	50%	82%	86%	89%

NOTE 17.    SUBSEQUENT EVENT

Structured Stock Repurchase Agreements

        Subsequent to February 29, 2008, as part of Stock Repurchase Programs I and II, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of approximately $150.0 million. This amount will be classified as treasury stock on our balance sheet. See Note 10 for further information regarding our structured stock repurchase agreements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion (unaudited and presented in millions, except share and per share amounts) should be read in conjunction with the condensed consolidated financial statements and notes thereto.

        In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in Part II, Item 1A. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including the Annual Report on Form 10-K for fiscal 2007 and the other Quarterly Reports on Form 10-Q to be filed by us in fiscal 2008. When used in this report, the words "expects," "could," "would," "may," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to" and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

OPERATIONS OVERVIEW

        Effective in the first quarter of fiscal 2008, to better align our engineering and marketing efforts, we merged our Knowledge Worker Solutions segment with our Enterprise Solutions segment to form our new Business Productivity Solutions business unit. However, under the requirements of SFAS 131, Knowledge Worker Solutions and Enterprise Solutions are separately reportable segments. In addition, we moved responsibility for Flex Builder, Flex SDK and our ColdFusion product line to our Platform segment from our Enterprise Solutions segment. The prior year information has been updated to reflect this product movement.

        During the first quarter of fiscal 2008, we continued to focus on driving revenue growth and increasing market share of our products through the continued delivery of comprehensive software and technology solutions that meet the evolving needs of our customers.

        In our Creative Solutions segment, we continued to experience solid demand in the first quarter of fiscal 2008 for our Creative Suite 3 ("CS3") family of products.

        In our Knowledge Worker Solutions segment, we achieved record revenue results with our Acrobat family of products in the first quarter of fiscal 2008. Helping drive this success was continued strong volume licensing of Acrobat products due to ongoing adoption by users in enterprises, governments and vertical markets such as architecture, engineering and construction.

        In our Enterprise Solutions segment, we achieved strong year-over-year revenue growth as we continued to focus on delivering innovative products and solutions for our customers.

        The Mobile and Device Solutions segment also achieved year-over-year revenue growth due to the ongoing success we have had targeting mobile operators, handset manufacturers and consumer electronic device manufactures with our Flash Lite and Flash Cast technologies.

        Our Platform segment performed strongly resulting in increased revenue year-over-year, offset in part by a year-over-year decline in our Print Publishing segment revenue.

CRITICAL ACCOUNTING ESTIMATES

        In preparing our condensed consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors.

        We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, stock-based compensation, goodwill impairment and income taxes have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

        With the exception of our adoption of FIN 48, there have been no other significant changes in our critical accounting estimates during the three months ended February 29, 2008 as compared to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2007. Our critical accounting estimate for accounting for income taxes is described as follows:

        As of February 29, 2008, the gross liability for unrecognized tax benefits is $219.2 million. If the total FIN 48 liabilities are recognized in the future, the following amounts, net of an estimated $22.4 million benefit related to deducting such payments on future tax returns, would result: $102.2 million of unrecognized tax benefits would affect the effective tax rate, $80.2 million would affect goodwill and $14.4 million would affect additional paid-in-capital. Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of current and any future tax audits could significantly impact the amounts provided for income taxes in our condensed consolidated financial statements.

        As of February 29, 2008, we have $163.6 million of deferred tax assets. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

RESULTS OF OPERATIONS

Revenue for the Three Months Ended February 29, 2008 and March 2, 2007

	2008	2007	Percent Change
Product	$852.0	$620.3	37%
Percentage of total revenue	96%	96%
Services and support	38.4	29.1	32%
Percentage of total revenue	4%	4%

Total revenue	$890.4	$649.4

        As described in Note 16 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Creative Solutions, Knowledge Worker Solutions, Enterprise Solutions, Mobile and Device Solutions, Platform and Print Publishing products.

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

Segment Information

	2008	2007	Percent Change
Creative Solutions	$543.5	$346.4	57%
Percentage of total revenue	61%	53%
Knowledge Worker Solutions	195.5	174.8	12%
Percentage of total revenue	22%	27%
Enterprise Solutions	54.2	42.5	28%
Percentage of total revenue	6%	7%
Mobile and Device Solutions	15.2	13.7	11%
Percentage of total revenue	2%	2%
Platform	28.1	15.8	78%
Percentage of total revenue	3%	2%
Print Publishing	53.9	56.2	(4)%
Percentage of total revenue	6%	9%

Total Revenue	$890.4	$649.4

        Revenue from Creative Solutions increased during the three months ended February 29, 2008 as compared to the three months ended March 2, 2007 primarily due to the ongoing success of our CS3 family of products which first shipped in the second quarter of fiscal 2007.

        Revenue from Knowledge Worker Solutions increased during the three months ended February 29, 2008 as compared to the three months ended March 2, 2007 primarily due to an increase in licensing of our Acrobat 8 family of products.

        Revenue from Enterprise Solutions increased during the three months ended February 29, 2008 as compared to the three months ended March 2, 2007 primarily due to continued adoption of our LiveCycle family of products.

        Revenue from Mobile and Device Solutions increased during the three months ended February 29, 2008 as compared to the three months ended March 2, 2007, primarily due to strong shipments of hand-held units and continued adoption of our Flash Lite by mobile and non-PC device manufacturers.

        Revenue from Platform increased during the three months ended February 29, 2008 as compared to the three months ended March 2, 2007, primarily due to increased revenue from our Flash Player, Reader and ColdFusion products.

        Revenue from Print Publishing decreased during the three months ended February 29, 2008 as compared to the three months ended March 2, 2007, primarily due to lower revenue with our sustaining products, offset in part by increases in our Technical Communications Suite.

Geographical Information

	2008	2007	Percent Change
Americas	$396.9	$298.3	33%
Percentage of total revenue	45%	46%
EMEA	323.9	215.7	50%
Percentage of total revenue	36%	33%
Asia	169.6	135.4	25%
Percentage of total revenue	19%	21%

Total revenue	$890.4	$649.4

        Overall revenue for the three months ended February 29, 2008 increased when compared to the three months ended March 2, 2007 primarily due to continued adoption of our CS3 family of products, strong adoption of Acrobat, LiveCycle and mobile products.

        Revenue in the Americas increased during the three months ended February 29, 2008 compared to the three months ended March 2, 2007 primarily due to the ongoing success of our CS3 and Acrobat families of products. Revenue in the Americas also increased in the Knowledge Worker Solutions, Mobile and Device Solutions and Platform products, due to higher sales volumes.

        Revenue in EMEA increased during the three months ended February 29, 2008 compared to the three months ended March 2, 2007 due to solid demand in all our major product categories. Additionally, revenue in EMEA measured in U.S. dollars increased approximately $25.4 million during the three months ended February 29, 2008 over the same reporting period last year due to the strength of the Euro over the U.S. dollar.

        Revenue in Asia increased during the three months ended February 29, 2008 compared to the three months ended March 2, 2007 due to solid demand. Additionally, revenue in Asia measured in U.S. dollars increased approximately $6.5 million during the three months ended February 29, 2008 over the same reporting period last year due to the strength of the Yen over the U.S. dollar.

Product Backlog

        With regard to our product backlog, the actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects. Our backlog of unfulfilled orders at the end of the first quarter of fiscal 2008, other than those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy, was approximately 5% of first quarter fiscal 2008 revenue. The comparable backlog at the end of the fourth quarter of fiscal 2007 was approximately 7% of fourth quarter fiscal 2007 revenue.

Cost of Revenue for the Three Months Ended February 29, 2008 and March 2, 2007

	2008	2007	Percent Change
Product	$59.8	$53.8	11%
Percentage of total revenue	7%	8%
Services and support	22.7	18.5	23%
Percentage of total revenue	3%	3%

Total cost of revenue	$82.5	$72.3

Product

        Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies and the costs associated with the manufacturing of our products.

        Cost of product revenue fluctuated due to the following:

% Change 2007 to 2008 QTD
Increased localization costs related to our product launches	15%
Increased royalties for licensed technologies	4
Increased excess and obsolete inventory	2
Decreased material costs due to product mix	(2)
Decreased amortization of purchased technology	(11)
Various individually insignificant items	3

Total change	11%

        Localization costs increased during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007, primarily due to the release of the localized versions of our CS3 family of products beginning in the second quarter of fiscal 2007.

        Amortization expense decreased during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007, due to a decrease in amortization expense associated with Macromedia.

Services and Support

        Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.

        Cost of services and support revenue increased during the three months ended February 29, 2008 as compared to the three months ended March 2, 2007, due to increases in compensation and related benefits primarily as a result of headcount increases.

Operating Expenses for the Three Months Ended February 29, 2008 and March 2, 2007

Overview

        The increase in compensation costs for the three months ended February 29, 2008 relates to (i) higher expense for profit sharing and employee bonuses based on company performance to date, when compared to the three months ended March 2, 2007 and (ii) increased headcount in all functions.

Research and Development

	2008	2007	Percent Change
Expenses	$168.5	$137.1	23%
Percentage of total revenue	19%	21%

        Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

        Research and development expenses fluctuated due to the following:

% Change 2007 to 2008 QTD
Increased compensation and related benefits associated with headcount growth	10%
Increased compensation associated with higher incentive compensation and stock-based compensation	8
Increased depreciation and amortization	1
Increased facility costs	1
Various individually insignificant items	3

Total change	23%

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

Sales and Marketing

	2008	2007	Percent Change
Expenses	$262.6	$214.7	22%
Percentage of total revenue	29%	33%

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

        Sales and marketing expenses fluctuated due to the following:

% Change 2007 to 2008 QTD
Increased compensation associated with higher incentive compensation and stock- based compensation	9%
Increased marketing spending related to product launches and overall marketing efforts to further increase revenue	6
Increased compensation and related benefits associated with headcount growth	5
Increased facility costs	2

Total change	22%

General and Administrative

	2008	2007	Percent Change
Expenses	$82.9	$61.3	35%
Percentage of total revenue	9%	9%

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

        General and administrative expenses fluctuated due to the following:

% Change 2007 to 2008 QTD
Increased compensation associated with higher incentive compensation and stock- based compensation	14%
Increased charitable contributions	12
Increased compensation and related benefits associated with headcount growth	4
Increased professional and consulting fees	2
Increased depreciation and amortization	1
Various individually insignificant items	2

Total change	35%

Restructuring and Other Charges

	2008	2007	Percent Change
Expenses	$1.4	$—	*
Percentage of total revenue	*	*

*
Percentage is not meaningful.

        During the three months ended February 29, 2008, there was an adjustment to previous estimates associated with closing redundant facilities as a result of the Macromedia acquisition. We have an $18.0 million liability for restructuring as of February 29, 2008 associated with the Macromedia restructured facilities. We expect to pay this liability through fiscal 2011.

Amortization of Purchased Intangibles

	2008	2007	Percent Change
Expenses	$17.1	$17.7	(3)%
Percentage of total revenue.	2%	3%

Non-operating Income for the Three Months Ended February 29, 2008 and March 2, 2007

	2008	2007	Percent Change
Interest and other income, net	$13.3	$22.5	(41)%
Percentage of total revenue	1%	3%
Interest expense	(1.8)	—	*
Percentage of total revenue	*	*
Investment gains, net	8.7	5.6	55%
Percentage of total revenue	1%	1%

Total non-operating income	$20.2	$28.1

*
Percentage is not meaningful.

Interest and Other Income, net

        The largest component of interest and other income, net, is interest earned on cash, cash equivalents and short-term fixed income investments, but also includes gains and losses on the sale of fixed income investments and foreign exchange gains and losses, including those from hedging revenue transactions primarily denominated in Yen and Euro currencies.

        Interest and other income, net, decreased during the three months ended February 29, 2008 as compared to the three months ended March 2, 2007 primarily as a result of lower interest rates and lower average invested balances due to cash used for our share repurchase programs.

Interest Expense

        Interest expense as of February 29, 2008, primarily represents interest associated with our outstanding balance of $450.0 million as of January 2008 on our credit facility. Interest due under the credit facility is to be paid quarterly.

Investment Gains, net

        Investment gains, net, consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and gains and losses of Adobe Ventures. In the three months ended February 29, 2008, investment gains, net, increased as compared to the three months ended March 2, 2007 due to investment impairments recorded in the first quarter of fiscal 2007 that did not recur in the first quarter of fiscal 2008.

Provision for Income Taxes for the Three Months Ended February 29, 2008 and March 2, 2007

	Three Months
			Percent Change
	2008	2007
Provision	$76.3	$30.6	149%
Percentage of total revenue	9%	5%
Effective tax rate	25.8%	17.5%

        Our effective tax rate increased approximately 8% during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. There was an increase of approximately 6% related to a one time tax benefit for the reinstatement of the U.S. research and development tax credit that was reflected in its entirety in the first quarter of fiscal 2007, an increase of approximately 1% related to the expiration of the U.S. research and development tax credit on December 31, 2007 and an increase of approximately 1% due to reductions in estimated tax exempt interest income for fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

        This data should be read in conjunction with the consolidated statements of cash flows.

	February 29, 2008	November 30, 2007
Cash, cash equivalents and short-term investments	$1,715.2	$1,993.9
Working capital	$1,556.7	$1,720.6
Stockholders' equity	$3,814.2	$4,650.0

        Summary of our cash flows:

	February 29, 2008	March 2, 2007
Net cash provided by operating activities	$399.3	$271.1
Net cash provided by (used for) investing activities	328.8	(310.4)
Net cash used for financing activities	(646.5)	(205.9)
Effect of foreign currency exchange rates on cash and cash equivalents	4.7	(1.3)

Net increase (decrease) in cash and cash equivalents	$86.3	$(246.5)

        Our primary source of cash is receipts from revenue. The primary uses of cash are payroll related expenses; general operating expenses including marketing, travel and office rent; and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and participation in the ESPP and another use of cash is our stock repurchase program, which is detailed below.

Cash flows from operating activities

        Net cash provided by operating activities of $399.3 million for the three months ended February 29, 2008, was primarily comprised of net income, plus the net effect of non-cash expenses. The primary working capital sources of cash were increases in net income, decreases in trade receivables and increases in income taxes payable and deferred revenue. The decrease in accounts receivable was due to strong collections in the first quarter of fiscal 2008. Our days sales outstanding in trade receivables was 30 days for the first quarter of fiscal 2008. The increase in income taxes payable relates primarily to the higher income tax provision in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 and the net effect of increases in deferred revenue related to maintenance and support, offset in part by decreases in deferred revenue for our Education products and Adobe Photoshop Lightroom.

        The primary working capital uses of cash were payments of trade payables, accrued expenses and accrued restructuring costs and outlays for prepaid expenses and other current assets. Accrued expenses decreased primarily due to payments for employee bonuses and commissions and a reduction in the employee stock purchase accrual because of the January 2008 ESPP purchase, offset in part by an increase in charitable contributions to the Adobe Foundation. Accrued restructuring decreased primarily due to payments for facility costs for the three months ended February 29, 2008. Outlays for prepaid expenses and other current assets were primarily for payments made for prepaid payroll expenses which include employee benefits.

Cash flows from investing activities

        Net cash from investing activities increased from cash used for the three months ended March 2, 2007 of $310.4 million to cash provided for the three months ended February 29, 2008 of $328.8 million. Sources of cash during the three months ended February 29, 2008 primarily represented maturities and sales of short-term investments and to a lesser extent, proceeds from the sale of equity securities. Sources of cash were offset in part by purchases of short-term investments, property and equipment and long-term investments and other assets.

Cash flows from financing activities

        Net cash used for financing activities increased $440.6 million for a total of $646.5 million in the three months ended February 29, 2008 as compared to cash used for the same period last year, primarily due to increased purchases of treasury stock when compared to the prior year. (See sections entitled "Stock Repurchase Program I" and "Stock Repurchase Program II" discussed below). Cash used during the three months ended February 29, 2008 was partially offset by $450.0 million of proceeds from borrowings under our credit facility and the issuance of the treasury stock. Cash used during the three months ended March 2, 2007 was partially offset by the proceeds related to the issuance of the treasury stock.

        We expect to continue our investing activities, including short-term and long-term investments and purchases of computer systems for research and development, sales and marketing, product support and administrative staff. Furthermore, cash reserves may be used to repurchase stock under our stock repurchase programs and strategically acquire software companies, products or technologies that are complementary to our business. The Board of Directors has approved a facilities expansion for our operations in India, which may include the purchase of land and buildings. As previously disclosed, we plan to invest $100.0 million directly in venture capital, of which, approximately $19.7 million has already been spent. The remaining balance will be invested over the next three to five years.

        Our existing cash, cash equivalents and investment balances may decline during fiscal 2008 in the event of weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled "Risk Factors". During the third quarter of fiscal 2007, we also increased our existing $500.0 million credit facility to $1.0 billion. The purpose of the credit facility is to provide backup liquidity for general corporate purposes including stock repurchases. In January 2008, we drew down $450.0 million under this facility, of which the total amount is outstanding as of February 29, 2008 and is included in long-term liabilities on our condensed consolidated balance sheet.

        We use professional investment management firms to manage most of our invested cash. External investment firms managed, on average, 53% of our consolidated invested balances during the first quarter of fiscal 2008. Within the U.S., the portfolio is invested primarily in money market funds for working capital purposes. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. treasury securities. All investments are made according to policies approved by the Board of Directors.

Stock Repurchase Program I

        During the three months ended February 29, 2008, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $150.0 million. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price ("VWAP") of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

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

        The prepayments were classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by February 29, 2008 are excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of February 29, 2008 under this program will expire on or before June 19, 2008. As of February 29, 2008 approximately $325.8 million of up-front payments remained under the agreements. During the three months ended February 29, 2008, we repurchased 6.7 million shares at an average price per share of $36.78 through structured repurchase agreements which included prepayments from fiscal 2007.

        Subsequent to February 29, 2008, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $100.0 million. The $100.0 million will be classified as treasury stock on our balance sheet. See Notes 10 and 17 of our Notes to Condensed Consolidated Financial Statements for further information regarding our structured stock repurchase agreements.

        Refer to Part II, Item 2 in this report for share repurchases during the quarter ended February 29, 2008.

Stock Repurchase Program II

        Under this stock repurchase program, we are authorized to repurchase 50.0 million shares of our common stock. From the inception of this program, we have repurchased 44.3 million shares and provided prepayments of $1.85 billion under structured share repurchase agreements to large financial institutions. During the first quarter of fiscal 2008, we provided prepayments of $1.0 billion and repurchased 26.6 million shares under these structured agreements at an average price per share of $37.56. As of February 29, 2008, approximately $133.3 million of up-front payments remained under these agreements. All outstanding structured repurchase agreements as of February 29, 2008 under this program will expire on or before April 24, 2008. There were no prepayments under this program as of March 2, 2007.

        Subsequent to February 29, 2008, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $50.0 million. The $50.0 million will be classified as treasury stock on our balance sheet. See Notes 10 and 17 of our Notes to Condensed Consolidated Financial Statements for further information regarding our structured stock repurchase agreements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        Our principal commitments as of February 29, 2008 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 13 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

Contractual Commitments

        With the exception of our adoption of FIN 48 and the borrowings under our credit facility, there have been no other significant changes in our contractual commitments during the three months ended February 29, 2008 as compared to the contractual commitments disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2007.

        As of February 29, 2008, the principal outstanding under the credit facility was $450.0 million which is due in full not later than February 16, 2013. Interest associated with this facility cannot be estimated with certainty by period throughout the term since it is based on a fluctuating interest rate calculation. As of February 29, 2008, the outstanding and accrued interest due was approximately $1.7 million.

        As a result of adopting FIN 48, we reclassified $197.7 million from current income taxes payable to long-term income taxes payable related to unrecognized tax benefits. We cannot estimate the payments due by period because the total income tax payable and timing of tax payments depend on the resolution of current and future tax examinations which cannot be estimated with certainty.

Lease Commitments

        Two of our lease agreements discussed in Note 13 of our Notes to Condensed Consolidated Financial Statements are subject to standard financial covenants. As of February 29, 2008, we were in compliance with all of our financial covenants and we expect to remain in compliance during the next 12 months. We believe these limitations will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.

Royalties

        We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

        The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002 must be recognized as a liability on our consolidated balance sheet. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of February 29, 2008, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $3.8 million.

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

        To the extent permitted under Delaware law, we have agreements whereby we indemnify our directors and officers for certain events or occurrences while the director or officer is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the director's or officer's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

        As part of our limited partnership interest in Adobe Ventures, we have provided a general indemnification to Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures, for certain events or occurrences while Granite Ventures is, or was serving, at our request in such capacity provided that Granite Ventures acts in good faith on behalf of the partnership. We are unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but believe the risk of having to make any payments under this general indemnification to be remote.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We believe that there have been no significant changes in our market risk exposures for the three months ended February 29, 2008.

ITEM 4.    CONTROLS AND PROCEDURES

        Based on their evaluation as of February 29, 2008, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and were also effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting during the quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Adobe have been detected.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        See Note 13 "Commitments and Contingencies" of our Notes to Condensed Consolidated Financial Statements regarding our legal proceedings.

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

        The markets for our products are characterized by intense competition, evolving industry standards and business models, rapid software and hardware technology developments and frequent new product introductions. Our future success will depend on our ability to enhance our existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models and other technological changes. For example, Microsoft Windows Vista operating system which contains a fixed document format, XPS, competes with Adobe PDF, and Microsoft Office 2007, which offers a feature to save Microsoft Office documents as PDF files through a freely distributed plug-in, competes with Adobe PDF creation. Microsoft Expression Studio competes with our Adobe Creative Suite products and Microsoft Silverlight, a web development tool for rich internet applications, competes with Adobe Flash and Adobe Flex. In addition, companies, such as Google and Microsoft, may introduce competing software offerings for free or "open source" vendors may introduce competitive products. For example, Microsoft recently made available Microsoft Expression Studio free of charge to students. If these competing products achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled "Competition" contained in Item 1 of our Annual Report on Form 10-K for fiscal 2007.

If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.

        We are devoting significant resources to the development of technologies and service offerings where we have a limited operating history, including the enterprise and government markets, the mobile and device markets and software as service offerings. In the enterprise and government markets, we intend to increase our focus on vertical markets such as education, financial services, manufacturing, and the architecture, engineering and construction markets and horizontal markets such as training and marketing.

These new offerings and markets require a considerable investment of technical, financial and sales resources, and a scalable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the enterprise and government markets and the mobile and device markets, and greater sales and marketing resources. In the mobile and device markets, our intent is to persuade device makers, manufacturers and telecommunications carriers to embed our technology on their platforms, and in the enterprise and government market our intent is to form strategic alliances with leading enterprise and government solutions and service providers to provide additional resources to further enable penetration of such markets. If we are unable to successfully enter into strategic alliances with device makers, manufacturers, telecommunication carriers and leading enterprise and government solutions and service providers, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted. Another development is the software as a service business model, by which companies provide applications, data and related services over the Internet. Providers use primarily advertising or subscription-based revenue models. Recent advances in computing and communications technologies have made this model viable and could enable the rapid growth of some of our competitors. We are exploring the deployment of our own software as a service strategies, but may not be able to develop the infrastructure and business models as quickly as our competitors. It is uncertain whether these strategies will prove successful. Additionally, from time to time we "open source" certain of our technology initiatives and release selected technology for industry standardization. These changes may make it easier for our competitors to produce products similar to ours, and if we are unable to respond to these competitive threats, our business could be harmed.

If we fail to anticipate and develop new products and services in response to changes in demand for application software and software delivery, computers, printers, or other non PC-devices, our business could be harmed.

        Any failure to anticipate changing customer requirements and develop and deploy new products in response to changing market conditions may have a material impact on our results of operations. We plan to release numerous new product offerings in connection with our transition to new business models. Market acceptance of these new product and service offerings will be dependent on our ability to include functionality and usability in such releases that address the requirements of customer demographics with which we have limited prior experience. To the extent we incorrectly estimate customer requirements for such products or services or if there is a delay in market acceptance of such products or services, our business could be harmed. Additionally, customer requirements for "open standards" or "open source" products could impact adoption or use with respect to some of our products.

        We offer our desktop application-based products primarily on Windows and Macintosh platforms. We generally offer our server-based products on the Linux platform as well as the Windows and UNIX platforms. To the extent that there is a slowdown of customer purchases of personal computers on either the Windows or Macintosh platform or in general, or to the extent that significant demand arises for our products or competitive products on the Linux desktop platform before we choose and are able to offer our products on this platform, our business could be harmed. Additionally, to the extent that we have difficulty transitioning product or version releases to new Windows and Macintosh operating systems, or to the extent new releases of operating systems or other third party products make it more difficult for our products to perform, our business could be harmed.

Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our operating results.

        As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. For example, the direction and relative strength of the U.S. economy has recently been increasingly uncertain due to softness in the housing markets, rising oil prices, difficulties in the financial services sector and credit markets and continuing geopolitical uncertainties. If economic growth in the United States and other countries' economies is slowed, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, results of operations and financial condition. Political instability in any of the major countries we do business would also likely harm our business, results of operations and financial condition.

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

        In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights, or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. In addition, we may incur significant costs in acquiring the necessary third party intellectual property rights for use in our products. Third party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from manufacturing or licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements. Any of these could seriously harm our business.

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

  •
  potential failure of the due diligence processes to identify significant issues, including but not limited to, product quality, architecture and development, or legal and financial contingencies;

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

        Mergers and acquisitions of high technology companies are inherently risky, and ultimately, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition or results of operations.

We rely on distributors to sell our products and any adverse change in our relationship with our distributors could result in a loss of revenue and harm to our business.

        We distribute our application products through distributors, resellers, retailers and increasingly systems integrators, ISVs and VARs (collectively referred to as "distributors"). A significant amount of our revenue for application products is from two distributors, Ingram Micro, Inc. and Tech Data Corporation which represented 18% and 9% of our net revenue for the first quarter of fiscal 2008, respectively. In addition, our channel program focuses our efforts on larger distributors, which has resulted in our dependence on a relatively small number of distributors licensing a large amount of our products. Our distributors also sell our competitors' products, and if they favor our competitors' products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. In addition, the financial health of these distributors and our continuing relationships with them are important to our success. Some of these distributors may be unable to withstand adverse changes in business conditions. Our business could be seriously harmed if the financial condition of some of these distributors substantially weakens.

Catastrophic events may disrupt our business.

        We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Website for our development, marketing, operational, support, hosted services and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cyber-attack, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in our product development and loss of critical data and could prevent us from fulfilling our customers' orders. Our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in San Jose, California, which is near major earthquake faults. We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

Our future operating results are difficult to predict and are likely to fluctuate substantially from quarter to quarter and as a result the market price of our common stock may be volatile and our stock price could decline.

        As a result of a variety of factors discussed herein, our quarterly revenue and operating results for a particular period are difficult to predict. Our revenue may grow at a slower rate than experienced in previous periods and, in particular periods, may decline. Additionally, we periodically provide operating model targets. These targets reflect a number of assumptions, including assumptions about product pricing and demand, economic and seasonal trends, competitive factors, the mix of shrink-wrap and licensing revenue, full and upgrade products, distribution channels and geographic markets. If one or more of these assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.

        Due to the factors noted above, our future earnings and stock price may be subject to volatility, particularly on a quarterly basis. Shortfalls in revenue or earnings or delays in the release of products or upgrades compared to analysts' or investors' expectations have caused, and could cause in the future, an immediate and significant decline in the trading price of our common stock. Additionally, we may not learn of such shortfalls or delays until late in, or after the end of, the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock. Finally, we participate in a highly dynamic industry. In addition to factors specific to us, changes in analysts' earnings estimates for us or our industry, and factors affecting the corporate environment, our industry, or the securities markets in general, have resulted, and may in the future result, in volatility of our common stock price.

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

  •
  transportation delays;

  •
  the burdens of complying with a variety of foreign laws, including more stringent consumer and data protection laws; and

  •
  other factors beyond our control, including terrorism, war, natural disasters and diseases.

        If sales to any of our customers outside of the Americas are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

        In addition, approximately 42% of our employees are located outside the United States. This means we have exposure to changes in foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, unemployment tax rates, workers' compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We also intend to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. Moreover, local laws and customs in many countries differ significantly from those in the United States. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business.

We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure.

        Our operating results are subject to fluctuations in foreign currency exchange rates. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We have established a hedging program to partially hedge our exposure to foreign currency exchange rate fluctuations primarily for the Japanese Yen and the Euro. We regularly review our hedging program and make adjustments as necessary based on the judgment factors discussed above. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.

Changes in, or interpretations of, accounting principles could result in unfavorable accounting charges.

        We prepare our consolidated financial statements in accordance with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:

  •
  software revenue recognition;

  •
  accounting for stock-based compensation;

  •
  accounting for income taxes; and

  •
  accounting for business combinations and related goodwill.

        For example, in the first quarter of fiscal 2006, we adopted Statements of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment" which requires the measurement of all stock-based compensation to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The adoption of SFAS 123R has had, and will continue to have, a significant adverse effect on our reported financial results.

        We also adopted FIN 48 in the first quarter of fiscal 2008. The adoption of FIN 48 resulted in an increase to both assets and liabilities in our condensed consolidated balance sheet as of the beginning of fiscal 2008 and may have an adverse effect on our future operating results and financial position.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

        Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations. For example, our Mobile and Device Solutions segment, which primarily consists of assets acquired in the Macromedia acquisition, is in an emerging market with high growth potential. Revenue is based on the introduction of new products and future royalties. If future revenue or revenue forecasts for this segment do not meet our expectations, we will be required to record a charge to earnings reflecting an impairment of this recorded goodwill or intangible assets.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

        Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in, or interpretation of, tax rules and regulations, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of our deferred tax assets and liabilities.

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

Our investment portfolio may become impaired by further deterioration of the capital markets.

        Our cash equivalent and short-term investment portfolio as of February 29, 2008 consisted of US treasury securities, bonds of government agencies, obligations of foreign governments, corporate bonds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

        As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of February 29, 2008, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market mutual funds was immaterial. As of February 29, 2008, we had no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Below is a summary of stock repurchases for the quarter ended February 29, 2008. See Notes 10 and 17 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase programs.

Plan/Period(1)	Shares Repurchased(2)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be repurchased as of November 30, 2007			153,555,036	(3)
December 1—December 28, 2007
Structured repurchases	2,167,119	$41.09
December 29, 2007—January 25, 2008
From employees(4)	560	$37.90
Structured repurchases	1,434,033	$38.28
January 26—February 29, 2008
From employees(4)	31	$35.09
Structured repurchases	3,110,197	$33.09
Adjustments to repurchase authority for net dilution	—		(196,016)	(5)

Total shares repurchased	6,711,940		(6,711,940)

Ending shares available to be repurchased under Program I as of February 29, 2008			146,647,080	(6)

Stock Repurchase Program II
Beginning shares available to be repurchased as of November 30, 2007			32,315,623
December 1—December 28, 2007
Structured repurchases	820,560	$40.62
December 29, 2007—January 25, 2008
Structured repurchases	12,992,044	$39.54
January 26—February 29, 2008
Structured repurchases	12,825,242	$35.35

Total shares repurchased	26,637,846		(26,637,846)

Ending shares available to be repurchased under Program II as of February 29, 2008			5,677,777

(1)
Stock Repurchase Program I

  In December 1997, our Board of Directors authorized Stock Repurchase Program I which is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors form time to time.

  Stock Repurchase Program II

  In April 2007, our Board of Directors authorized Stock Repurchase Program II which is not subject to expiration. Under Stock Repurchase Program II, we are authorized to repurchase in aggregate up to 20.0 million shares of our common stock. In November 2007, the Board of Directors approved a 30.0 million share increase to Stock Repurchase Program II. This increases the authorization under this program from the original 20.0 million shares to 50.0 million shares.

(2)
All shares were purchased as part of publicly announced plans.

(3)
Additional 109.0 million shares were issued for the acquisition of Macromedia which accounted for the majority of the repurchase authorization.

(4)
The repurchases from employees represent shares cancelled when surrendered in lieu of cash payments for withholding taxes due.

(5)
Adjustment of authority to reflect changes in the dilution from outstanding shares and options.

(6)
The remaining authorization for the ongoing stock repurchase program is determined by combining all stock issuances, net of any cancelled, surrendered or exchanged shares less all stock repurchases under the ongoing plan, beginning in the first quarter of fiscal 1998.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

		Incorporated by Reference**
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Bylaws	8-K	1/15/08	3.1
3.2	Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	7/16/01	3.6
3.2.1	Certificate of Correction of Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	4/11/03	3.6.1
3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/08/03	3.3
4.1	Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-K	7/03/00	1
4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-A/2G/A	5/23/03	7

10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6
10.2	Amended 1994 Performance and Restricted Stock Plan*				X
10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-Q	10/07/04	10.3
10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40
10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	1/24/08	10.5
10.6	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6
10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8
10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6
10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37
10.10	2003 Equity Incentive Plan, as amended and restated*	DEF 14A	2/27/08	Appendix A
10.11	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*				X
10.12	Form of Indemnity Agreement*	10-Q	5/30/97	10.25.1
10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44
10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/07/04	10.14
10.15	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1
10.16	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2
10.17	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999	10-K	3/30/00	10.23

10.18	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000	10-Q	8/14/00	10.3
10.19	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*				X
10.20	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*				X
10.21	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/07/04	10.11
10.22	2008 Executive Officer Annual Incentive Plan*	8-K	1/30/08	10.4
10.23	2005 Equity Incentive Assumption Plan*				X
10.24	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*				X
10.25	Allaire Corporation 1997 Stock Incentive Plan*	S-8	03/27/01	4.06
10.26	Allaire Corporation 1998 Stock Incentive Plan*	S-8	03/27/01	4.07
10.27	Allaire Corporation 2000 Stock Incentive Plan*	S-8	03/27/01	4.08
10.28	Andromedia, Inc. 1996 Stock Option Plan*	S-8	12/07/99	4.07
10.29	Andromedia, Inc. 1997 Stock Option Plan*	S-8	12/07/99	4.08
10.30	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09
10.31	ESI Software, Inc. 1996 Equity Incentive Plan*	S-8	10/18/99	4.08
10.32	eHelp Corporation 1999 Equity Incentive Plan*	S-8	12/29/03	4.08
10.33	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07
10.34	Bright Tiger Technologies, Inc. 1996 Stock Option Plan*	S-8	03/27/01	4.11

10.35	Live Software, Inc. 1999 Stock Option/Stock Issuance Plan*	S-8	03/27/01	4.10
10.36	Macromedia, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.07
10.37	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	08/03/01	10.01
10.38	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	08/10/05	4.08
10.39	Form of Macromedia, Inc. Stock Option Agreement*	S-8	08/10/05	4.09
10.40	Middlesoft, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.09
10.41	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10
10.42	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/08/05	10.01
10.43	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.1
10.44	Form of Award Grant Notice and Performance Share Award used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2
10.45	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3
10.46	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52
10.47	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.1
10.48	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.2

10.49	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3
10.50	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4
10.51	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B
10.52	First Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of February 11, 2008*	8-K	2/13/08	10.1
10.53	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	8-K	2/13/08	10.2
10.54	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1
10.55	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1
10.56	Credit Agreement, dated as of February 16, 2007, among Adobe Systems Incorporated and Certain Subsidiaries as Borrowers; BNP Paribas, Keybank National Association, and UBS Loan Finance LLC as Co-Documentation Agents; JPMorgan Chase Bank, N.A. as Syndication Agent; Bank of America, N.A. as Administrative Agent and Swing Line Lender; the Other Lenders Party Thereto; and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	8/16/07	10.1

10.57	Amendment to Credit Agreement, dated as of August 13, 2007, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	8/16/07	10.2
10.58	Second Amendment to Credit Agreement, dated as of February 26, 2008, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	2/29/08	10.1
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X
32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
100.INS	XBRL Instance††				X
100.SCH	XBRL Taxonomy Extension Schema††				X
100.CAL	XBRL Taxonomy Extension††				X
100.LAB	XBRL Taxonomy Extension Labels††				X
100.PRE	XBRL Taxonomy Extension††				X

*
Compensatory plan or arrangement.

**
References to Exhibits 10.17 and 10.18 are to filings made by the Allaire Corporation. References to Exhibits 10.25 through 10.42 are to filings made by Macromedia, Inc.

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

Date: April 4, 2008

SUMMARY OF TRADEMARKS

        The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:

  Adobe
  Acrobat
  Acrobat Connect
  ColdFusion
  Creative Suite
  Flash
  Flash Cast
  Flash Lite
  Flex
  Flex Builder
  Lightroom
  LiveCycle
  Macromedia
  Reader

        All other trademarks are the property of their respective owners.

QuickLinks

ADOBE SYSTEMS INCORPORATED FORM 10-Q TABLE OF CONTENTS
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
OPERATIONS OVERVIEW
CRITICAL ACCOUNTING ESTIMATES
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURE
SUMMARY OF TRADEMARKS