Form 10-Q
period 2008-05-08
ADOBE SYSTEMS INC
filed 2008-07-03
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q
_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 0-15175

ADOBE SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)
_________________________

Delaware (State or other jurisdiction of incorporation or organization)	77-0019522 (I.R.S. Employer Identification No.)

345 Park Avenue, San Jose, California 95110-2704
(Address of principal executive offices and zip code)

(408) 536-6000
(Registrant’s telephone number, including area code)
_________________________

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of June 27, 2008 was 530,454,186.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	May 30, 2008	November 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,162,453	$946,422
Short-term investments	702,283	1,047,432
Trade receivables, net of allowances for doubtful accounts of $4,026 and $4,398, respectively	321,150	318,145
Other receivables	46,980	44,666
Deferred income taxes	100,206	171,472
Prepaid expenses and other assets	48,397	44,840
Total current assets	2,381,469	2,572,977
Property and equipment, net	300,371	289,758
Goodwill	2,135,167	2,148,102
Purchased and other intangibles, net	313,245	402,619
Investment in lease receivable	207,239	207,239
Other assets	122,926	92,984
Total assets	$5,460,417	$5,713,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$60,961	$66,867
Accrued expenses	377,572	383,436
Accrued restructuring	5,573	3,731
Income taxes payable	37,065	215,058
Deferred revenue	191,594	183,318
Total current liabilities	672,765	852,410
Long-term liabilities:
Debt	350,000	—
Accrued restructuring	10,152	13,987
Income taxes payable	200,111	—
Deferred income taxes	137,852	148,943
Deferred revenue	24,819	25,950
Other liabilities	24,061	22,407
Total liabilities	1,419,760	1,063,697
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 530,194 and 571,409 shares outstanding, respectively	61	61
Additional paid-in-capital	2,308,054	2,340,969
Retained earnings	4,475,880	4,041,592
Accumulated other comprehensive income	21,301	27,948
Treasury stock, at cost (70,640 and 29,425 shares, respectively), net of reissuances	(2,764,639)	(1,760,588)
Total stockholders’ equity	4,040,657	4,649,982
Total liabilities and stockholders’ equity	$5,460,417	$5,713,679

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months		Six Months
	May 30, 2008	June 1, 2007	May 30, 2008	June 1, 2007
Revenue:
Products	$841,301	$713,469	$1,693,263	$1,333,767
Services and support	45,585	32,108	84,068	61,217
Total revenue	886,886	745,577	1,777,331	1,394,984
Total cost of revenue:
Products	58,229	70,715	118,034	124,530
Services and support	24,637	20,499	47,307	38,947
Total cost of revenue	82,866	91,214	165,341	163,477
Gross profit	804,020	654,363	1,611,990	1,231,507
Operating expenses:
Research and development	170,300	150,049	338,785	287,178
Sales and marketing	279,365	236,402	541,960	451,080
General and administrative	77,078	68,597	160,007	129,872
Restructuring and other charges	—	—	1,431	—
Amortization of purchased intangibles and incomplete technology	17,099	18,924	34,198	36,649
Total operating expenses	543,842	473,972	1,076,381	904,779
Operating income	260,178	180,391	535,609	326,728
Non-operating income (expense):
Interest and other income, net	12,150	20,618	25,440	43,133
Interest expense	(3,828)	(55)	(5,637)	(106)
Investment gains, net	9,506	4,162	18,238	9,763
Total non-operating income, net	17,828	24,725	38,041	52,790
Income before income taxes	278,006	205,116	573,650	379,518
Provision for income taxes	63,096	52,611	139,361	83,162
Net income	$214,910	$152,505	$434,289	$296,356
Basic net income per share	$0.40	$0.26	$0.79	$0.50
Shares used in computing basic net income per share	533,391	587,929	547,996	588,536
Diluted net income per share	$0.40	$0.25	$0.78	$0.49
Shares used in computing diluted net income per share	542,376	603,417	557,703	604,373

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	May 30, 2008	June 1, 2007
Cash flows from operating activities:
Net income	$434,289	$296,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	137,858	155,547
Stock-based compensation	91,421	71,489
Deferred income taxes	69,655	16,029
Provision for estimated returns	35,584	81,678
Tax benefit from employee stock option plans	9,329	52,121
Other non-cash items	(7,767)	400
Gains on sales of investments, net of impairments	(8,579)	(9,923)
Excess tax benefits from stock-based compensation	(9,329)	(37,422)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(31,583)	(41,039)
Prepaid expenses and other current assets	(3,359)	(14,640)
Trade and other payables	(5,906)	(290)
Accrued expenses	(8,139)	22,721
Accrued restructuring	(3,479)	(8,704)
Income taxes payable	23,951	(10,609)
Deferred revenue	7,145	42,805
Net cash provided by operating activities	731,091	616,519
Cash flows from investing activities:
Purchases of short-term investments	(466,226)	(820,411)
Maturities of short-term investments	353,534	223,825
Sales of short-term investments	448,184	679,697
Purchases of property and equipment	(48,671)	(71,784)
Purchases of long-term investments and other assets	(36,672)	(32,681)
Investment in lease receivable	—	(80,439)
Cash received from acquisitions	—	868
Cash paid for acquisitions	—	(68,237)
Issuance costs for credit facility	—	(602)
Proceeds from sale of equity securities	9,520	11,320
Net cash provided by (used for) investing activities	259,669	(158,444)
Cash flows from financing activities:
Purchases of treasury stock	(1,300,183)	(601,481)
Proceeds from issuance of treasury stock	162,467	231,833
Excess tax benefits from stock-based compensation	9,329	37,422
Proceeds from borrowings under credit facility	450,000	—
Repayments of borrowings under credit facility	(100,000)	—
Net cash used for financing activities	(778,387)	(332,226)
Effect of foreign currency exchange rates on cash and cash equivalents	3,658	3,268
Net increase in cash and cash equivalents	216,031	129,117
Cash and cash equivalents at beginning of period	946,422	772,500
Cash and cash equivalents at end of period	$1,162,453	$901,617
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$35,001	$28,889

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007 on file with the SEC.

There have been no material changes in our significant accounting policies, except for the adoption of the Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” on December 1, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended May 30, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007, that are of significance, or potential significance, to us.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1 (“SOP 07-1”), “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies”. SOP 07-1 defines investment companies for purposes of applying the related AICPA Audit and Accounting Guide. SOP 07-1 provides guidance on whether an investment company’s parent or equity-method investor should retain investment-company accounting in its financial statements. SOP 07-1 would have been effective beginning in the first quarter of fiscal 2009; however, in February 2008, the FASB issued FSP SOP 07-1-1 which indefinitely delayed the effective date of SOP 07-1.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

In February 2007, the FASB issued FASB Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings and disclosed. SFAS 159 was effective for us beginning in the first quarter of fiscal 2008. We currently do not have any instruments for which we have elected the fair value option. Therefore, the adoption of SFAS 159 has not impacted our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued FASB Statement No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective December 1, 2007, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 2 for information and related disclosures regarding our fair value measurements.

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Additionally, in May 2007, the FASB published FSP No. FIN 48-1 (“FSP FIN 48-1”), “Definition of Settlement in FASB Interpretation No. 48”. FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We adopted both FIN 48 and FSP FIN 48-1 on December 1, 2007. The adoption of FIN 48 resulted in an increase to both assets and liabilities in our condensed consolidated balance sheet as of the beginning of fiscal 2008. See Note 6 for additional information regarding income taxes, including the effects of adoption on our condensed consolidated financial statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 2. FINANCIAL INSTRUMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale fixed income and equity securities, other equity securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at May 30, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and overnight deposits(1)	$1,041,382	$1,041,382	$—	$—
Fixed income available-for-sale securities(2)	700,774	—	700,774	—
Equity available-for-sale securities(3)	11,495	11,495	—	—
Investments of limited partnership(4)	34,344	476	—	33,868
Foreign currency derivatives(5)	6,964	—	6,964	—
Total	$1,794,959	$1,053,353	$707,738	$33,868
Liabilities
Foreign currency derivatives(6)	514	—	514	—
Total	$514	$—	$514	$—
_________________________________________

(1)           Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)           Included in either cash and cash equivalents or short-term investments on our condensed consolidated balance sheet.

(3)           Included in short-term investments on our condensed consolidated balance sheet.

(4)           Included in other assets on our condensed consolidated balance sheet.

(5)           Included in prepaid expenses and other assets on our condensed consolidated balance sheet.

(6)           Included in accrued expenses on our condensed consolidated balance sheet.

Fixed income available-for-sale securities include United States treasury securities (81% of total), corporate bonds (1% of total) and obligations of foreign governments and their agencies (18% of total).

The investments of limited partnership relate to our interest in Adobe Ventures IV L.P. (“Adobe Ventures”) which was $34.3 million and $30.6 million as of May 30, 2008 and November 30, 2007, respectively. The level 1 investments of limited partnership relate to investments in publically traded companies and the level 3 investments relate to investments in privately-held companies. Our evaluation of fair value includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings and revenue outlook, operational performance, management and ownership changes and competition. The change in this asset balance relates primarily to investment gains included in earnings during the three and six months ended May 30, 2008. All other activity during the quarter was insignificant both individually and in the aggregate. See Note 4 for further information regarding Adobe Ventures and related accounting policies.

Foreign currency derivatives include option and forward foreign exchange contracts primarily for the Japanese Yen and the Euro.

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Goodwill as of May 30, 2008 and November 30, 2007 was $2.135 billion and $2.148 billion, respectively. The change includes net reductions in goodwill of $9.6 million related to deferred tax assets associated with our acquisition of Scene7 and $4.2 million related to the tax reserve associated with the acquisition of Macromedia, offset in part by foreign currency changes. During the second quarter of fiscal 2008, we completed our annual goodwill impairment test. Based on this analysis, we determined that there was no impairment of goodwill.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

Purchased and other intangible assets subject to amortization were as follows as of May 30, 2008:

	Cost	Accumulated Amortization	Net
Purchased technology	$466,995	$(317,122)	$149,873
Localization	$33,574	$(27,060)	$6,514
Trademarks	131,225	(65,537)	65,688
Customer contracts and relationships	197,220	(106,525)	90,695
Other intangibles	800	(325)	475
Total other intangible assets	$362,819	$(199,447)	$163,372
Total purchased and other intangible assets	$829,814	$(516,569)	$313,245

Purchased and other intangible assets subject to amortization were as follows as of November 30, 2007:

	Cost	Accumulated Amortization	Net
Purchased technology	$464,639	$(271,275)	$193,364
Localization	$45,854	$(27,676)	$18,178
Trademarks	131,225	(52,443)	78,782
Customer contracts and relationships	197,220	(85,529)	111,691
Other intangibles	800	(196)	604
Total other intangible assets	$375,099	$(165,844)	$209,255
Total purchased and other intangible assets	$839,738	$(437,119)	$402,619

Amortization expense related to purchased and other intangible assets was $51.0 million and $101.4 million for the three and six months ended May 30, 2008, respectively. Comparatively, amortization expense was $65.0 million and $113.7 million for the three and six months ended June 1, 2007, respectively. Of these amounts, $33.9 million and $67.2 million were included in cost of sales for the three and six months ended May 30, 2008, respectively, and $47.5 million and $78.5 million were included in cost of sales for the three and six months June 1, 2007, respectively.

Purchased and other intangible assets are amortized over their estimated useful lives of up to 15 years. As of May 30, 2008, we expect amortization expense in future periods to be as shown below:

Fiscal year	Purchased Technology	Other Intangible Assets
Remainder of 2008	$45,798	$37,877
2009	59,826	62,748
2010	11,210	48,644
2011	7,448	11,917
2012	5,999	1,009
Thereafter	19,592	1,177
Total expected amortization expense	$149,873	$163,372

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 4. OTHER ASSETS

Other assets consisted of the following as of May 30, 2008 and November 30, 2007:

	2008	2007
Investments	$65,630	$52,830
Prepaid royalty	16,996	13,289
Security and other deposits	15,345	6,650
Deferred compensation plan assets	9,105	3,145
Restricted cash	7,366	7,367
Prepaid rent	3,472	4,285
Prepaid land lease	3,205	3,224
Other	1,807	2,194
Total other assets	$122,926	$92,984

Included in investments is our limited partnership interest in Adobe Ventures which is consolidated in accordance with FASB Interpretation No. 46R, a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”.

The partnership is controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. Investments also include our direct investments which are accounted for under the cost method.

The increase in security and other deposits relates primarily to the purchase of a real property in Massachusetts. We have entered into a Purchase and Sale Agreement, effective as of May 12, 2008, for the acquisition of real property located in Waltham, Massachusetts. We will purchase the property subject to completion of construction of an office building shell and core, parking structure and site improvements. The purchase price for the property will be $44.7 million. We made an initial deposit of $7.0 million to be held in escrow until closing and then applied to the purchase price. Closing is expected to occur in May 2009 and the remaining balance is due at such time.

NOTE 5. TRADE AND OTHER PAYABLES AND ACCRUED EXPENSES

Trade and other payables consisted of the following as of May 30, 2008 and November 30, 2007:

	2008	2007
Trade payables	$37,453	$41,724
Sales and use tax and other payables	23,508	25,143
Total trade and other payables	$60,961	$66,867

Accrued expenses consisted of the following as of May 30, 2008 and November 30, 2007:

	2008	2007
Accrued compensation and benefits	$201,222	$205,018
Sales and marketing allowances	24,830	21,231
Other	151,520	157,187
Total accrued expenses	$377,572	$383,436

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 6. INCOME TAXES

We adopted both FIN 48 and FSP FIN 48-1 on December 1, 2007. The adoption of FIN 48 resulted in an increase of $3.9 million to both assets and liabilities in our condensed consolidated balance sheet as of the beginning of fiscal 2008. Upon adoption, the gross liability for unrecognized tax benefits at December 1, 2007 was $218.4 million, exclusive of interest and penalties. The total amount of gross FIN 48 liabilities includes $57.7 million that relates to certain tax attributes from acquired companies, including Macromedia. These liabilities from acquired companies are not recorded on our balance sheet because they are related to positions that have not yet been claimed on our income tax returns. If the total FIN 48 gross liability for unrecognized tax benefits at December 1, 2007 were recognized in the future, the following amounts, net of an estimated $22.2 million benefit related to deducting such payments on future tax returns, would result: $99.0 million of unrecognized tax benefits would decrease the effective tax rate, $82.8 million would decrease goodwill and $14.4 million would increase additional paid-in-capital.

We have historically presented our estimated liability for unrecognized tax benefits as a current liability. FIN 48 requires liabilities for unrecognized tax benefits to be classified based on whether a payment is expected to be made within the next 12 months. That is, amounts expected to be paid within the next 12 months are to be classified as a current liability and all other amounts are to be classified as a non-current liability. As a result of adopting FIN 48, we reclassified $197.7 million from current income taxes payable to long-term income taxes payable, including accrued interest on the balance.

We have historically presented our estimated state, local and interest liabilities net of the estimated benefit we expect to receive from deducting such payments on future tax returns (i.e., on a “net” basis). FIN 48 requires this estimated benefit to be classified as a deferred tax asset instead of a reduction of the overall liability (i.e., on a “gross” basis). Thus, we recognized additional deferred income tax assets of $3.9 million to present the unrecognized tax benefits as gross amounts on our condensed consolidated balance sheet.

Our policy to classify interest and penalties on unrecognized tax benefits as income tax expense did not change upon the adoption of FIN 48. As of December 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $42.8 million.

We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. We are subject to the continual examination of our income tax returns by the Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities. Our major tax jurisdictions are the U.S., Ireland and California. For U.S. and California, our fiscal 2001 through fiscal 2008 years are open for examination. A current examination by the IRS for our fiscal 2001, 2002 and 2003 tax returns, is primarily related to our intercompany transfer pricing. For Ireland, our fiscal 2002 through fiscal 2008 years are open for examination.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues in the IRS and other examinations could be resolved within the next 12 months, based upon the current facts and circumstances, we cannot estimate the timing of such resolution or range of potential changes as it relates to the unrecognized tax benefits that are recorded as part of our financial statements.

During the six months ended May 30, 2008, the gross liability for unrecognized tax benefits and related accrued interest and penalties did not significantly change from the balance ended November 30, 2007.

NOTE 7. STOCK-BASED COMPENSATION

The assumptions used to value option grants, restricted stock units and performance shares during the three and six months ended May 30, 2008 and June 1, 2007 are as follows:

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Expected life (in years)	3.5 – 4.7	3.6 – 4.8	2.3 – 4.7	3.5 – 4.8
Volatility	32 – 39%	30 – 33%	32 – 39%	30 – 33%
Risk free interest rate	1.70 – 2.83%	4.45 – 4.69%	1.70 – 3.35%	4.45 – 4.83%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

The expected term of employee stock purchase plan (“ESPP”) shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three and six months ended May 30, 2008 and June 1, 2007 are as follows:

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Expected life (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	30 – 31%	31 – 33%	30 – 31%	31 – 33%
Risk free interest rate	2.82 – 3.29%	4.79 – 5.11%	2.82 – 3.29%	4.79 – 5.11%

Summary of Stock Options

Information regarding the stock options outstanding at May 30, 2008 and June 1, 2007 is summarized below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value* (millions)
2008
Options outstanding	45,769	$29.47	4.31 years	$668.0
Options vested and expected to vest	41,257	$28.74	4.14 years	$632.1
Options exercisable	28,957	$25.49	3.41 years	$537.9

2007
Options outstanding	58,112	$27.03	4.03 years	$1,016.8
Options vested and expected to vest	52,874	$26.29	3.88 years	$964.7
Options exercisable	35,568	$22.20	3.07 years	$794.3
_________________________________________

*
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of May 30, 2008 and June 1, 2007 were $44.06 and $44.53, respectively.

Summary of Restricted Stock Units

Restricted stock unit activity for the six months ended May 30, 2008 and June 1, 2007 is as follows:

	2008	2007
Beginning balance	1,701	—
Awarded	2,587	1,296
Released	(310)	—
Forfeited	(87)	(18)
Ending balance	3,891	1,278

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

Information regarding restricted stock units outstanding at May 30, 2008 and June 1, 2007 is summarized below.

	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value* (millions)
2008
Restricted stock units outstanding	3,891	2.10 years	$171.4
Restricted stock units vested and expected to vest	2,649	1.89 years	$116.7

2007
Restricted stock units outstanding	1,278	2.22 years	$56.9
Restricted stock units vested and expected to vest	935	1.99 years	$41.6
_________________________________________

*
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of May 30, 2008 and June 1, 2007 were $44.06 and $44.53, respectively.

Summary of Performance Shares

Effective January 24, 2008, the Executive Compensation Committee adopted the 2008 Performance Share Program (the “2008 Program”). The purpose of the 2008 Program is to align key management and senior leadership with stockholders’ interests and to retain key employees. The measurement period for the 2008 Program is our fiscal 2008 year. All members of our executive management and other key senior leaders are participating in the 2008 Program. Awards granted under the 2008 Program were granted in the form of performance shares pursuant to the terms of our 2003 Equity Incentive Plan. If pre-determined performance goals are met, shares of stock will be granted to the recipient, with 25% vesting on the later of the date of certification of achievement or the first anniversary date of the grant, and the remaining 75% vest evenly on the following three annual anniversary dates of the grant, contingent upon the recipient’s continued service to Adobe. Participants in the 2008 Program have the ability to receive up to 200% of the target number of shares originally granted.

The following table sets forth the summary of performance share activity under our 2008 Program for the six months ended May 30, 2008.

	Shares Granted	Maximum Shares Eligible to Receive
Beginning balance	—	—
Awarded	931	1,863
Forfeited	(58)	(116)
Ending balance	873	1,747

In the first quarter of fiscal 2008, the Executive Compensation Committee certified the actual performance achievement of participants in the 2006 Performance Share Program (the “2006 Program”) and the 2007 Performance Share Program (the “2007 Program”). Based upon the achievement of goals outlined in the 2006 Program and 2007 Program, participants had the ability to receive up to 150% and 200%, respectively, of the target number of shares originally granted. Actual performance resulted in participants achieving approximately 105% of target or 0.3 million shares for the 2006 Program and 200% of target or 0.7 million shares for the 2007 Program. Shares awarded under the 2006 Program vested 100% and were released in the first quarter of fiscal 2008. Shares under the 2007 Program vested 25% in the first quarter of fiscal 2008, and the remaining 75% vest evenly on the following three annual anniversary dates of the grant, contingent upon the recipient’s continued service to Adobe.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

The following table sets forth the summary of performance share activity under our 2007 Program, based upon share awards actually achieved, for the six months ended May 30, 2008:

Shares
Shares achieved	718
Released	(196)
Forfeited	(42)
Ending balance	480

Compensation Costs

As of May 30, 2008, there was $294.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Total stock-based compensation costs that have been included in our consolidated statements of income for the three months ended May 30, 2008 and June 1, 2007 are as follows:

	2008		2007
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—services and support	$975	$213	$1,446	$93
Research and development	12,844	6,608	14,791	2,585
Sales and marketing	10,218	6,647	10,540	1,762
General and administrative	6,786	4,096	7,446	974
Total	$30,823	$17,564	$34,223	$5,414

Total stock-based compensation costs that have been included in our consolidated statements of income for the six months ended May 30, 2008 and June 1, 2007 are as follows:

	2008		2007
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—services and support	$1,779	$253	$2,616	$127
Research and development	27,770	10,004	27,528	3,735
Sales and marketing	21,125	10,188	20,657	2,624
General and administrative	12,728	7,574	13,109	1,093
Total	$63,402	$28,019	$63,910	$7,579

NOTE 8. EMPLOYEE BENEFIT PLAN

Deferred Compensation Plan

As of May 30, 2008 and November 30, 2007, the invested amounts under our Deferred Compensation Plan total $9.1 million and $3.1 million, respectively, and are recorded as long-term other assets on our balance sheet. As of May 30, 2008 and November 30, 2007, we recorded $9.1 million and $3.1 million, respectively, as a long-term liability to recognize undistributed deferred compensation due to employees.

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

The following table sets forth a summary of Macromedia restructuring activities as of November 30, 2007 and May 30, 2008:

	November 30, 2007	Cash Payments	Adjustments	May 30, 2008	Total Costs Incurred To Date	Total Costs Expected to be Incurred
Termination benefits	$—	$—	$—	$—	$26,986	$26,986
Cost of closing redundant facilities	16,283	(3,400)	1,768	14,651	26,360	41,011
Cost of contract termination	—	—	—	—	3,238	3,238
Other	1,435	(79)	(282)	1,074	1,302	2,376
Total	$17,718	$(3,479)	$1,486	$15,725	$57,886	$73,611

Included in the adjustments column is a change to previous estimates associated with closing redundant facilities totaling $1.4 million as well as the effect of foreign currency changes. Accrued restructuring charges of $15.7 million at May 30, 2008 included $5.6 million recorded in accrued restructuring, current and $10.1 million related to long-term facilities obligations recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets. We expect to pay these liabilities through fiscal 2011. At November 30, 2007, accrued restructuring charges of $17.7 million included $3.7 million recorded in accrued restructuring, current and $14.0 million related to long-term facilities obligations recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets.

NOTE 10.  STOCKHOLDERS’ EQUITY

Stock Repurchase Program I

During the six months ended May 30, 2008 and June 1, 2007, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $250.0 and $600.0 million, respectively. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended May 30, 2008, we repurchased 16.6 million shares at an average price of $36.58 through structured repurchase agreements which included prepayments from fiscal 2007. During the six months ended June 1, 2007, we repurchased 10.7 million shares at an average price of $39.00 through structured repurchase agreements which included prepayments from fiscal 2006.

As of May 30, 2008 and November 30, 2007, the prepayments were classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by May 30, 2008 and November 30, 2007 are excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of May 30, 2008 under this program will expire on or before September 19, 2008. As of May 30, 2008 and June 1, 2007, approximately $66.1 million and $386.9 million, respectively, of up-front payments remained under the agreements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

Subsequent to May 30, 2008, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $75.0 million. The $75.0 million will be classified as treasury stock on our balance sheet. See Note 17 for further discussion of our stock repurchase programs.

Stock Repurchase Program II

Under this stock repurchase program, we have authorization to repurchase 50.0 million shares of our common stock. From the inception of this program, we have repurchased 49.5 million shares and provided prepayments of $1.9 billion under structured share repurchase agreements to large financial institutions. During the six months ended May 30, 2008, we provided prepayments of $1.05 billion and repurchased 31.9 million shares under these structured agreements at an average price of $37.15. As of May 30, 2008, there are no up-front payments remaining under these agreements. There were no prepayments under this program as of June 1, 2007.

Subsequent to May 30, 2008, as part of Stock Repurchase Program II, we repurchased 0.5 million shares for $18.2 million through open market repurchases. This amount will be classified as treasury stock on our balance sheet. See Note 17 for further discussion of our stock repurchase programs.

NOTE 11.  COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income for the three and six months ended May 30, 2008 and June 1, 2007:

	Three Months		Six Months
	2008	2007	2008	2007
Net income	$214,910	$152,505	$434,289	$296,356
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities, net of taxes	(5,924)	2,975	(9,003)	4,868
Currency translation adjustments	696	2,985	2,074	1,725
Net gain in derivative instruments, net of taxes	313	3,692	282	3,818
Other comprehensive income (loss)	(4,915)	9,652	(6,647)	10,411
Total comprehensive income, net of taxes	$209,995	$162,157	$427,642	$306,767

NOTE 12.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended May 30, 2008 and June 1, 2007:

	Three Months		Six Months
	2008	2007	2008	2007
Net income	$214,910	$152,505	$434,289	$296,356
Shares used to compute basic net income per share	533,391	587,929	547,996	588,536
Dilutive potential common shares:
Unvested restricted stock and performance share awards	361	11	682	12
Stock options	8,624	15,477	9,025	15,825
Shares used to compute diluted net income per share	542,376	603,417	557,703	604,373
Basic net income per share	$0.40	$0.26	$0.79	$0.50
Diluted net income per share	$0.40	$0.25	$0.78	$0.49

For the three and six months ended May 30, 2008, options to purchase approximately 17.9 million and 16.7 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $37.29 and $37.75, respectively, were not included in the calculation because the effect would have been anti-dilutive.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

Comparatively, for the three and six months ended June 1, 2007, options to purchase approximately 11.9 million and 10.0 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $41.80 and $40.77, respectively, were not included in the calculation because the effect would have been anti-dilutive.

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

These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. As of May 30, 2008, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term, purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. Under FASB Interpretation No. 45, (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002 must be recognized as a liability on our consolidated balance sheet. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of May 30, 2008 and November 30, 2007, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $3.4 million and $4.2 million, respectively.

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

To the extent permitted under Delaware law, we have agreements whereby we indemnify our directors and officers for certain events or occurrences while the director or officer is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that reduces our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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

Legal Proceedings

On October 13, 2006, a purported shareholder derivative action entitled Steven Staehr v. Bruce R. Chizen, et al was filed in the Superior Court of California for the County of Santa Clara against certain of our current and former officers and directors and against Adobe as a nominal defendant. The complaint asserts that stock option grants to executives were priced retroactively by Adobe and were improperly accounted for and alleges various causes of action based on that assertion. The complaint seeks payment by the defendants to Adobe of damages allegedly suffered by it and disgorgement of profits, as well as injunctive relief. On November 27, 2007 the Court granted defendants’ demurrer to the second amended complaint and dismissed it without leave to amend. On December 11, 2007, plaintiff filed a motion for reconsideration of the Court’s order sustaining the demurrer without leave to amend, but that motion was denied by the Court on January 29, 2008. The Court  issued a final judgment dismissing the complaint on April 7, 2008.

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

From time to time, in addition to those identified above, Adobe is subject to legal proceedings, claims and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with GAAP, Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against Adobe. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims or investigations.

NOTE 14.  CREDIT AGREEMENT

In August 2007, we entered into the Amendment to our Credit Agreement dated February 2007 (the “Amendment”), which increased the total senior unsecured revolving facility from $500.0 million to $1.0 billion. The Amendment also permits us to request one-year extensions effective on each anniversary of the closing date of the original agreement, subject

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

to the majority consent of the lenders. We also retain an option to request an additional $500.0 million in commitments, for  a maximum aggregate facility of $1.5 billion.

In February 2008, we entered into the Second Amendment to the Credit Agreement dated February 26, 2008, which extended the maturity date of the facility by one year to February 16, 2013. The facility would terminate at this date if no additional extensions have been requested and granted. All other terms and conditions remain the same.

The facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. At the Company’s option, borrowings under the facility accrue interest based on either the London interbank offered rate (“LIBOR”) for one, two, three or six months, or longer periods with bank consent, plus a margin according to a pricing grid tied to this financial covenant, or a base rate. The margin is set at rates between 0.20% and 0.475%. Commitment fees are payable on the facility at rates between 0.05% and 0.15% per year based on the same pricing grid. The facility is available to provide loans to us and certain of our subsidiaries for general corporate purposes. During the six months ended May 30, 2008, we borrowed $450.0 million and made repayments of $100.0 million under this facility. As of May 30, 2008 and November 30, 2007, the amount outstanding under the credit facility was $350.0 million and zero, respectively, which is included in long-term liabilities on our condensed consolidated balance sheet. As of May 30, 2008, we were in compliance with all of the covenants.

NOTE 15.  NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense) for the three and six months ended May 30, 2008 and June 1, 2007 includes the following:

	Three Months		Six Months
	2008	2007	2008	2007
Interest and other income, net:
Interest income	$13,192	$25,020	$30,703	$48,488
Foreign exchange losses	(1,234)	(2,764)	(5,934)	(4,271)
Fixed income investment losses	(200)	(2,126)	(200)	(2,387)
Other	392	488	871	1,303
Interest and other income, net	$12,150	$20,618	$25,440	$43,133
Interest expense	$(3,828)	$(55)	$(5,637)	$(106)
Investment gains, net:
Realized investment gains	$10,040	$304	$15,437	$9,110
Unrealized investment gains	1,044	4,868	4,958	5,091
Realized investment losses	(254)	(602)	(637)	(1,160)
Unrealized investment losses	(1,324)	(408)	(1,520)	(3,278)
Investment gains, net	$9,506	$4,162	$18,238	$9,763
Total non-operating income, net	$17,828	$24,725	$38,041	$52,790

NOTE 16.  INDUSTRY SEGMENTS

We have the following segments: Creative Solutions, Knowledge Worker Solutions, Enterprise Solutions, Mobile and Device Solutions, Platform and Print Publishing. Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers. The Knowledge Worker Solutions segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains revenue generated by Acrobat Connect and our Acrobat family of products. Our Enterprise Solutions segment provides server-based enterprise interaction solutions that automate people-centric processes and contains revenue generated by our LiveCycle line of products. The Mobile and Device Solutions segment provides solutions that deliver compelling experiences through rich content, user interfaces and data services on mobile and non-PC devices such as cellular phones, consumer devices and Internet connected hand-held devices. The Platform segment provides developer solutions and technologies, including Adobe Flash Player, Adobe AIR and Flex Builder which are used to build rich application experiences. Finally, the Print Publishing segment addresses market

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and original equipment manufacturer (“OEM”) printing businesses.

Effective in the first quarter of fiscal 2008, to better align our engineering and marketing efforts, we merged our Knowledge Worker Solutions segment with our Enterprise Solutions segment (formerly “Enterprise and Developer Solutions”) to form our new Business Productivity Solutions business unit. However, under the requirements of SFAS No. 131, (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information,” Knowledge Worker Solutions and Enterprise Solutions are separate reportable segments. In addition, we moved responsibility for Flex Builder, Flex SDK and our ColdFusion product line to our Platform segment from our Enterprise Solutions segment. The prior year information in the table below has also been updated to reflect this product movement.

Our chief operating decision maker reviews revenue and gross margin information for each of our operating segments. Operating expenses are not reviewed on a segment by segment basis. In addition, with the exception of goodwill and intangible assets, we do not identify or allocate our assets by the operating segments.

	Creative Solutions	Knowledge Worker Solutions	Enterprise Solutions	Mobile and Device Solutions	Platform	Print Publishing	Total
Three months ended May 30, 2008
Revenue	$527,244	$198,402	$54,356	$22,212	$30,404	$54,268	$886,886
Cost of revenue	34,260	12,032	18,590	6,791	4,455	6,738	82,866
Gross profit	$492,984	$186,370	$35,766	$15,421	$25,949	$47,530	$804,020
Gross profit as a percentage of revenue	94%	94%	66%	69%	85%	88%	91%
Three months ended June 1, 2007
Revenue	$436,619	$184,791	$43,952	$12,283	$18,882	$49,050	$745,577
Cost of revenue	32,809	20,831	21,046	6,807	3,704	6,017	91,214
Gross profit	$403,810	$163,960	$22,906	$5,476	$15,178	$43,033	$654,363
Gross profit as a percentage of revenue	92%	89%	52%	45%	80%	88%	88%

	Creative Solutions	Knowledge Worker Solutions	Enterprise Solutions	Mobile and Device Solutions	Platform	Print Publishing	Total
Six months ended May 30, 2008
Revenue	$1,070,719	$393,937	$108,520	$37,424	$58,536	$108,195	$1,777,331
Cost of revenue	70,308	23,713	35,581	12,782	8,428	14,529	165,341
Gross profit	$1,000,411	$370,224	$72,939	$24,642	$50,108	$93,666	$1,611,990
Gross profit as a percentage of revenue	93%	94%	67%	66%	86%	87%	91%
Six months ended June 1, 2007
Revenue	$783,010	$359,619	$86,417	$26,016	$34,664	$105,258	$1,394,984
Cost of revenue	62,909	31,505	34,999	13,687	6,605	13,772	163,477
Gross profit	$720,101	$328,114	$51,418	$12,329	$28,059	$91,486	$1,231,507
Gross profit as a percentage of revenue	92%	91%	59%	47%	81%	87%	88%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 17.  SUBSEQUENT EVENTS

Stock Repurchase Programs

Subsequent to May 30, 2008, as part of Stock Repurchase Program I, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $75.0 million. This amount will be classified as treasury stock on our balance sheet. See Note 10 for further discussion of our stock repurchase programs.

Subsequent to May 30, 2008, as part of Stock Repurchase Program II, we repurchased 0.5 million shares for $18.2 million through open market repurchases. This amount will be classified as treasury stock on our balance sheet. See Note 10 for further discussion of our stock repurchase programs.

Intellectual Property Rights

In June 2008, we acquired certain intellectual property rights totaling $90.0 million. To the extent the intellectual property rights will benefit future periods, we will capitalize such amounts and amortize them over their useful life.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion (unaudited and presented in millions, except share and per share amounts) should be read in conjunction with the condensed consolidated financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including the Annual Report on Form 10-K for fiscal 2007 and the other Quarterly Reports on Form 10-Q to be filed by us in fiscal 2008. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

BUSINESS OVERVIEW

Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of creative, business and mobile software and services used by creative professionals, designers, knowledge workers, high-end consumers, OEM partners, developers and enterprises for creating, managing, delivering and engaging with compelling content and experiences across multiple operating systems, devices and media. We distribute our products through a network of distributors and dealers, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”) and OEMs, direct to end users and through our Web site at www.adobe.com. We also license our technology to hardware manufacturers, software developers and service providers, and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia. Our software runs on personal computers with Microsoft Windows, Apple OS, Linux, UNIX and various non-PC platforms, depending on the product.

We maintain executive offices and principal facilities at 345 Park Avenue, San Jose, California 95110-2704. Our telephone number is 408-536-6000. We maintain a Web site at www.adobe.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC Web site at www.sec.gov.

OPERATIONS OVERVIEW

Effective in the first quarter of fiscal 2008, to better align our engineering and marketing efforts, we merged our Knowledge Worker Solutions segment with our Enterprise Solutions segment to form our new Business Productivity Solutions business unit. However, under the requirements of SFAS 131, Knowledge Worker Solutions and Enterprise Solutions are separate reportable segments. In addition, we moved responsibility for Flex Builder, Flex SDK and our ColdFusion product line to our Platform segment from our Enterprise Solutions segment. The prior year information has been updated to reflect this product movement.

During the second quarter of fiscal 2008, we continued to focus on driving revenue growth and increasing market share of our products through the continued delivery of comprehensive software and technology solutions that meet the evolving needs of our customers.

In our Creative Solutions segment, we grew revenue substantially on a year-over-year basis as we continued to increase the penetration of our Creative Suite 3 (“CS3”) family of products during the second quarter. This growth was driven by strong CS3 results in Japan as well as continued solid CS3 demand in Europe.  Our digital video products, our hobbyist products and our Scene7 business all achieved strong results in the second quarter.

In our Knowledge Worker Solutions segment, we achieved record revenue with our Acrobat family of products in the second quarter of fiscal 2008. Helping drive this success was continued strong licensing of Acrobat products due to ongoing adoption by users in enterprises, governments and other vertical markets.

In our Enterprise Solutions segment, we achieved strong year-over-year revenue growth as we continued to focus on delivering innovative products and solutions for our customers.

Our Mobile and Device Solutions segment achieved record revenue in Q2 due to the success we have had targeting mobile operators, handset manufacturers and consumer electronic device manufactures with our Flash Lite and Flash Cast technologies.  Our strong Mobile and Device results included a large transaction with a consumer electronics device manufacturer. On May 1, 2008, we announced the Open Screen Project.  The project aims to enable a consistent runtime environment that will remove barriers for developers and designers as they publish content and applications across desktops and consumer devices, including phones, mobile internet devices (“MIDs”) and set top boxes.  As part of the project, we will be removing some restrictions on the use of some of our technology specifications and publishing several technology protocols.  We will also be removing the license fees on the next major releases of Adobe Flash Player and Adobe AIR for devices.  Accordingly, we expect revenue from Mobile and Device Solutions to decrease following the next major release of these products scheduled for fiscal 2009.  We would expect this decrease to be offset in time by an increased demand for tooling products, server technologies, hosted services and applications.

Our Platform business performed strongly, resulting in significant year-over-year revenue growth and our Print Publishing business segment also achieved modest year-over-year revenue growth.

CRITICAL ACCOUNTING ESTIMATES

In preparing our condensed consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors.

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

With the exception of our adoption of FIN 48, there have been no other significant changes in our critical accounting estimates during the six months ended May 30, 2008 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2007.

RESULTS OF OPERATIONS

Revenue for the Three and Six Months Ended May 30, 2008 and June 1, 2007

	Three Months		Percent	Six Months		Percent
	2008	2007	Change	2008	2007	Change
Product	$841.3	$713.5	18%	$1,693.2	$1,333.8	27%
Percentage of total revenue	95%	96%		95%	96%
Services and support	45.6	32.1	42%	84.1	61.2	37%
Percentage of total revenue	5%	4%		5%	4%
Total revenue	$886.9	$745.6	19%	$1,777.3	$1,395.0	27%

As described in Note 16 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Creative Solutions, Knowledge Worker Solutions, Enterprise Solutions, Mobile and Device Solutions, Platform and Print Publishing products.

Our services and support revenue is comprised of consulting, training, and maintenance and support, primarily related to the licensing of our enterprise, developer and platform products. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products. Our maintenance and support offerings which entitle customers to receive product upgrades and enhancements or technical support, depending on the offering, are recognized ratably over the term of the arrangement.

Segment Information

	Three Months		Percent	Six Months		Percent
	2008	2007	Change	2008	2007	Change
Creative Solutions	$527.2	$436.6	21%	$1,070.7	$783.0	37%
Percentage of total revenue	59%	58%		60%	56%
Knowledge Worker Solutions	198.4	184.8	7%	393.9	359.6	10%
Percentage of total revenue	23%	25%		22%	26%
Enterprise Solutions	54.4	44.0	24%	108.6	86.5	26%
Percentage of total revenue	6%	6%		6%	6%
Mobile and Device Solutions	22.2	12.3	80%	37.4	26.0	44%
Percentage of total revenue	3%	2%		2%	2%
Platform	30.4	18.9	61%	58.5	34.7	69%
Percentage of total revenue	3%	3%		3%	2%
Print Publishing	54.3	49.0	11%	108.2	105.2	3%
Percentage of total revenue	6%	6%		7%	8%
Total revenue	$886.9	$745.6	19%	$1,777.3	$1,395.0	27%

Revenue from Creative Solutions increased $90.6 million during the three months ended May 30, 2008 as compared to the three months ended June 1, 2007, of which approximately 50% related to an increase in Creative Suites revenue and approximately 25% related to an increase in Photoshop revenue.  Revenue from Creative Solutions increased $287.7 million during the six months ended May 30, 2008 as compared to the six months ended June 1, 2007, of which approximately 70% related to an increase in Creative Suites revenue and approximately 20% related to an increase in Photoshop revenue.

The increase in Creative Suites revenue was due primarily to the release of localized versions of our CS3 family of products during the third quarter of fiscal 2007 and to a lesser extent the launch of the English versions of our CS3 family of products in the second quarter of fiscal 2007.  As a result of the launch of the CS3 family of products, there was an increase in the number of units sold as well as an increase in certain unit average selling prices as compared to the second quarter of fiscal 2007.  The increase in average selling price was due in part to an increase in comparable per unit pricing year-over-year and Adobe’s ability to move some customers to higher-priced product suites. The increase in Photoshop revenue primarily related to the launch of new Photoshop offerings during fiscal 2008.

Revenue from Knowledge Worker Solutions increased $13.6 million and $34.3 million during the three and six months ended May 30, 2008, respectively, compared to the three and six months ended June 1, 2007, primarily due to higher average selling prices associated with continued licensing of our Acrobat 8 family of products.  The volume remained relatively stable compared with fiscal 2007.

Revenue from Enterprise Solutions increased $10.4 million and $22.1 million during the three and six months ended May 30, 2008, respectively, compared to the three and six months ended June 1, 2007. The increase was primarily due to continued adoption of our LiveCycle family of products.

Revenue from Mobile and Device Solutions increased $9.9 million and $11.4 million during the three and six months ended May 30, 2008, respectively, compared to the three and six months ended June 1, 2007. The increase was primarily due to increased consulting revenue in Mobile Applications and continued strong unit shipments of our Flash enabled devices including a large transaction with a gaming console manufacturer. On May 1, 2008, we announced the Open Screen Project.  The project aims to enable a consistent runtime environment that will remove barriers for developers and designers as they publish content and applications across desktops and consumer devices, including phones, MIDs and set top boxes.  As part of the project, we will be removing some restrictions on the use of some of our technology specifications and publishing several technology protocols.  We will also be removing the license fees on the next major releases of Adobe Flash Player and Adobe AIR for devices.  Accordingly, we expect revenue from Mobile and Device Solutions to decrease following the next major release of these products scheduled for fiscal 2009.  We would expect this decrease to be offset in time by an increased demand for tooling products, server technologies, hosted services and applications.

Revenue from Platform increased $11.5 million and $23.8 million during the three and six months ended May 30, 2008, respectively, compared to the three and six months ended June 1, 2007. The increase was primarily due to increased revenue from our Flex Builder, Flash Player and ColdFusion products, each of which contributed relatively evenly to the revenue growth.

Revenue from Print Publishing increased $5.3 million and $3.0 million during the three and six months ended May 30, 2008, respectively, compared to the three and six months ended June 1, 2007. The increase resulted principally from increased revenue associated with our legacy products, the introduction of Technical Suite and increased adoption of Shockwave.

Geographical Information

	Three Months		Percent	Six Months		Percent
	2008	2007	Change	2008	2007	Change
Americas	$383.8	$383.5	*	$780.7	$681.8	15%
Percentage of total revenue	43%	52%		44%	49%
EMEA	294.6	210.9	40%	618.5	426.6	45%
Percentage of total revenue	33%	28%		35%	31%
Asia	208.5	151.2	38%	378.1	286.6	32%
Percentage of total revenue	24%	20%		21%	20%
Total revenue	$886.9	$745.6	19%	$1,777.3	$1,395.0	27%
_________________________________________

*	Percentage is not meaningful.

 Overall revenue for the three and six months ended May 30, 2008 increased when compared to the three and six months ended June 1, 2007 primarily due to continued adoption of our CS3 and LiveCycle families of products and continued licensing of our Acrobat 8 family of products. Sales of our Mobile and Device products and Platform products also contributed to the increase.

Revenue in the Americas was relatively stable during the three months ended May 30, 2008 as compared to the three months ended June 1, 2007 and increased slightly during the six months ended May 30, 2008 compared to the six months ended June 1, 2007.

Revenue in EMEA increased $83.7 million and $191.9 million during the three and six months ended May 30, 2008, respectively, compared to the three and six months ended June 1, 2007, due to solid demand in all of our major product categories. Additionally, revenue in EMEA measured in U.S. dollars increased approximately $29.1 million and $54.5 million during the three and six months ended May 30, 2008, respectively, over the same reporting periods last year due to the strength of the Euro over the U.S. dollar.

Revenue in Asia increased $57.3 million and $91.5 million during the three and six months ended May 30, 2008, respectively, compared to the three and six months ended June 1, 2007. The increase primarily resulted from sales of our LiveCycle and Platform products. Additionally, revenue in Asia measured in U.S. dollars increased approximately $15.4 million and $21.9 million during the three and six months ended May 30, 2008, respectively, over the same reporting periods last year primarily due to the strength of the Japanese Yen over the U.S. dollar.

Product Backlog

With regard to our product backlog, the actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects. Our backlog of unfulfilled orders at the end of the second quarter of fiscal 2008, other than those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy, was approximately 4% of second quarter fiscal 2008 revenue. The comparable backlog at the end of the first quarter of fiscal 2008 was approximately 5% of first quarter fiscal 2008 revenue.

Cost of Revenue for the Three and Six Months Ended May 30, 2008 and June 1, 2007

	Three Months		Percent	Six Months		Percent
	2008	2007	Change	2008	2007	Change
Product	$58.3	$70.7	(18)%	$118.0	$124.5	(5)%
Percentage of total revenue	7%	9%		7%	9%
Services and support	24.6	20.5	20%	47.3	39.0	21%
Percentage of total revenue	3%	3%		3%	3%
Total cost of revenue	$82.9	$91.2	(9)%	$165.3	$163.5	1%

Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired technologies and the costs associated with the manufacturing of our products.

Cost of product revenue fluctuated due to the following:

	% Change 2007 to 2008 QTD	% Change 2007 to 2008 YTD
Increased localization costs related to our product launches	8%	11%
Increased royalties for licensed technologies	5	4
Decreased excess and obsolete inventory	(2)	—
Decreased material costs due to product mix	(2)	(2)
Decreased amortization of purchased technology	(28)	(21)
Various individually insignificant items	1	3
Total change	(18)%	(5)%

Localization costs which are amortized over the product life cycle, increased during the three and six months ended May 30, 2008 as compared to the three and six months ended June 1, 2007, primarily due to the release of the localized versions of our CS3 family of products in the third quarter of fiscal 2007.

Amortization expense decreased during the three and six months ended May 30, 2008 as compared to the three and six months ended June 1, 2007, due to a decrease in amortization expense primarily associated with intangible assets purchased through the Macromedia acquisition. Additionally, during the second quarter of fiscal 2007, charges were incurred in connection with certain technology licensing arrangements.

Services and Support

Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased during the three and six months ended May 30, 2008 as compared to the three and six months ended June 1, 2007, due to increases in compensation and related benefits primarily as a result of headcount increases.

Operating Expenses for the Three and Six Months Ended May 30, 2008 and June 1, 2007

Research and Development, Sales and Marketing and General and Administrative Expenses

The increase in compensation costs for the three and six months ended May 30, 2008 related to higher expense for profit sharing and employee bonuses based on company performance to date, when compared to the three and six months ended June 1, 2007 and increased headcount in all functions.

Research and Development

	Three Months		Percent	Six Months		Percent
	2008	2007	Change	2008	2007	Change
Expenses	$170.3	$150.0	14%	$338.8	$287.2	18%
Percentage of total revenue	19%	20%		19%	21%

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses fluctuated due to the following:

	% Change 2007 to 2008 QTD	% Change 2007 to 2008 YTD
Increased compensation and related benefits associated with headcount growth	8%	8%
Increased compensation associated with higher incentive compensation and stock-based compensation	6	7
Various individually insignificant items	—	3
Total change	14%	18%

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

Sales and Marketing

	Three Months		Percent	Six Months		Percent
	2008	2007	Change	2008	2007	Change
Expenses	$279.4	$236.4	18%	$542.0	$451.1	20%
Percentage of total revenue	32%	32%		30%	32%

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

Sales and marketing expenses fluctuated due to the following:

	% Change 2007 to 2008 QTD	% Change 2007 to 2008 YTD
Increased compensation associated with higher incentive compensation and stock-based compensation	8%	8%
Increased compensation and related benefits associated with headcount growth	5	5
Increased marketing spending related to product launches and overall marketing efforts to further increase revenue	5	5
Various individually insignificant items	—	2
Total change	18%	20%

General and Administrative

	Three Months		Percent	Six Months		Percent
	2008	2007	Change	2008	2007	Change
Expenses	$77.1	$68.6	12%	$160.0	$129.9	23%
Percentage of total revenue	9%	9%		9%	9%

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

General and administrative expenses fluctuated due to the following:

	% Change 2007 to 2008 QTD	% Change 2007 to 2008 YTD
Increased compensation associated with higher incentive compensation and stock-based compensation	7%	10%
Increased compensation and related benefits associated with headcount growth	4	4
Increased charitable contributions	—	4
Increased professional and consulting fees	—	1
Increased depreciation and amortization	—	1
Various individually insignificant items	1	3
Total change	12%	23%

Restructuring and Other Charges

	Three Months		Percent	Six Months		Percent
	2008	2007	Change	2008	2007	Change
Expenses	—	—	—	$1.4	—	*
Percentage of total revenue	*	*		*	*
_________________________________________

*	Percentage is not meaningful.

During the six months ended May 30, 2008, there was an adjustment to previous estimates associated with closing redundant Macromedia facilities that were acquired through the acquisition. As of May 30, 2008, accrued restructuring charges related to the Macromedia acquisition totaled $15.7 million. We expect to pay this liability through fiscal 2011.

Amortization of Purchased Intangibles

	Three Months		Percent	Six Months		Percent
	2008	2007	Change	2008	2007	Change
Expenses	$17.1	$18.9	(10)%	$34.2	$36.6	(7)%
Percentage of total revenue	2%	3%		2%	3%

Amortization expense decreased during the three and six months ended May 30, 2008 as compared to the three and six months ended June 1, 2007, due to a decrease in amortization expense associated with intangible assets purchased through the Macromedia acquisition and a decrease due to assets that were fully amortized during the second quarter of fiscal 2007, offset in part by newly acquired assets from acquisitions during fiscal 2007.  Additionally, included in the amortization of purchased intangibles for the three and six months ended June 1, 2007 is $1.5 million related to the write-off of in-process research and development from an acquisition that occurred during the second quarter of fiscal 2007.

Non-Operating Income for the Three and Six Months Ended May 30, 2008 and June 1, 2007

	Three Months		Percent	Six Months		Percent
	2008	2007	Change	2008	2007	Change
Interest and other income, net	$12.1	$20.6	(41)%	$25.4	$43.1	(41)%
Percentage of total revenue	1%	3%		1%	3%
Interest expense	(3.8)	(0.1)	*	(5.6)	(0.1)	*
Percentage of total revenue	*	*		*	*
Investment gains, net	9.5	4.2	126%	18.2	9.8	86%
Percentage of total revenue	1%	1%		1%	1%
Total non-operating income	$17.8	$24.7	(28)%	$38.0	$52.8	(28)%
_________________________________________

*	Percentage is not meaningful.

Interest and Other Income, net

The largest component of interest and other income, net, was interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income, net also included gains and losses on the sale or write-down for other-than-temporary impairment of fixed income investments and foreign exchange gains and losses, including those from hedging revenue transactions primarily denominated in Japanese Yen and Euro currencies.

Interest and other income, net, decreased during the three and six months ended May 30, 2008 as compared to the three and six months ended June 1, 2007 primarily as a result of lower interest rates and lower average invested balances due to cash used for our share repurchase programs.

Interest Expense

Interest expense as of May 30, 2008, primarily represents interest associated with our credit facility. The outstanding balance as of May 30, 2008 was $350.0 million. Interest due under the credit facility is paid upon expiration of the LIBOR contract or at a minimum, quarterly.

Investment Gains, net

Investment gains, net, consist principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and gains and losses of Adobe Ventures. In the three and six months ended May 30, 2008, investment gains, net, increased as compared to the three and six months ended June 1, 2007 due primarily to the gain resulting from the expiration of the escrow period related to the sale of our investment in Atom Entertainment, Inc. that occurred during the fourth quarter of fiscal 2006.

Provision for Income Taxes for the Three and Six Months Ended May 30, 2008 and June 1, 2007

	Three Months		Percent	Six Months		Percent
	2008	2007	Change	2008	2007	Change
Provision	$63.1	$52.6	20%	$139.4	$83.2	68%
Percentage of total revenue	7%	7%		8%	6%
Effective tax rate	23%	26%		24%	22%

Our effective tax rate decreased approximately 3% during the three months ended May 30, 2008 as compared to the three months ended June 1, 2007.  The decrease was primarily related to stronger forecasted international profits for fiscal 2008 and lower foreign taxes on those forecasted profits.

Our effective tax rate increased approximately 2% during the six months ended May 30, 2008 as compared to the six months ended June 1, 2007.  The increase was primarily related to the expiration of the U.S. research and development tax credit on December 31, 2007, reductions in tax exempt interest income for fiscal 2008, and a one-time tax benefit for the reinstatement of the U.S. research and development tax credit that was reflected in its entirety in the first quarter of fiscal 2007.  The increase is offset by the aforementioned international profit forecast described above.

LIQUIDITY AND CAPITAL RESOURCES

This data should be read in conjunction with the consolidated statements of cash flows.

	May 30, 2008	November 30, 2007
Cash, cash equivalents and short-term investments	$1,864.7	$1,993.9
Working capital	$1,708.7	$1,720.6
Stockholders’ equity	$4,040.7	$4,650.0

Summary of our cash flows:

	May 30, 2008	June 1, 2007
Net cash provided by operating activities	$731.1	$616.5
Net cash provided by (used for) investing activities	259.7	(158.4)
Net cash used for financing activities	(778.4)	(332.2)
Effect of foreign currency exchange rates on cash and cash equivalents	3.6	3.2
Net increase in cash and cash equivalents	$216.0	$129.1

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll related expenses; general operating expenses including marketing, travel and office rent; and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and participation in the ESPP and another use of cash is our stock repurchase program, which is detailed below.

Cash Flows from Operating Activities

Net cash provided by operating activities of $731.1 million for the six months ended May 30, 2008, was primarily comprised of net income plus the net effect of non-cash expenses. The primary working capital sources of cash were increases in net income, income taxes payable and deferred revenue. The increase in income taxes payable relates primarily to the higher income tax provision for the three and six months ended May 30, 2008 as compared to the three and six months ended June 1, 2007. Increases in deferred revenue related to maintenance and support and a customer prepayment, offset in part by decreases in deferred revenue for our Education products and Adobe Photoshop Lightroom.

The primary working capital uses of cash were increases in receivables, payments of accrued expenses, trade payables and accrued restructuring costs and outlays for prepaid expenses and other current assets. Receivables increased primarily as a result of the timing of shipments during the second quarter of fiscal 2008 compared to the same reporting period in fiscal 2007. Our days sales outstanding in trade receivables was 33 days for the second quarter of fiscal 2008.  Accrued expenses decreased primarily due to payments for employee bonuses and commissions, offset in part by additional contributions to the employee stock purchase accrual. Accrued restructuring decreased primarily due to payments for facility costs for the six months ended May 30, 2008. Outlays for prepaid expenses and other current assets were primarily for annual insurance premiums.

Cash Flows from Investing Activities

Net cash from investing activities increased from cash used for the six months ended June 1, 2007 of $158.4 million to cash provided for the six months ended May 30, 2008 of $259.7 million. Sources of cash during the six months ended May 30, 2008 primarily represented maturities and sales of short-term investments and to a lesser extent, proceeds from the sale of equity securities. Sources of cash were offset in part by purchases of short-term investments, property and equipment and long-term investments and other assets. Additionally, as part of our lease extension for the Almaden Tower lease completed during the second quarter of fiscal 2007, we purchased a portion of the lease receivable totaling $80.4 million and we also completed two acquisitions for cash consideration of approximately $70.0 million during the six months ended June 1, 2007.

Cash Flows from Financing Activities

Net cash used for financing activities increased $446.2 million for a total of $778.4 million in the six months ended May 30, 2008 as compared to cash used for the same period last year, primarily due to increased purchases of treasury stock when compared to the prior year (see sections entitled “Stock Repurchase Program I” and “Stock Repurchase Program II” discussed below), offset by proceeds related to the issuance of the treasury stock. Sources of cash during the six months ended May 30, 2008 also included $450.0 million of proceeds from borrowings under our credit facility offset with repayments of $100.0 million on this credit facility.

We expect to continue our investing activities, including short-term and long-term investments and purchases of computer systems for research and development, sales and marketing, product support and administrative staff. Furthermore, cash reserves may be used to repurchase stock under our stock repurchase programs and to strategically acquire software companies, products or technologies that are complementary to our business. The Board of Directors has approved a facilities expansion for our operations in India, which may include the purchase of land and buildings. As previously disclosed, we plan to invest $100.0 million directly in venture capital, of which, approximately $25.7 million has already been spent. The remaining balance will be invested over the next three to five years.

Our existing cash, cash equivalents and investment balances may decline during fiscal 2008 in the event of a weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. During the third quarter of fiscal 2007, we also increased our existing $500.0 million credit facility to $1.0 billion. The purpose of the credit facility is to provide backup liquidity for general corporate purposes including stock repurchases. In January 2008, we drew down $450.0 million under this facility, of which $350.0 million was outstanding as of May 30, 2008 and is included in long-term liabilities on our condensed consolidated balance sheet.

In June 2008, we acquired certain intellectual property rights totaling $90.0 million. To the extent the intellectual property rights will benefit future periods, we will capitalize such amounts and amortize them over their useful life.

We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 43% of our consolidated invested balances during the second quarter of fiscal 2008. Within the U.S., the portfolio is invested primarily in money market funds for working capital purposes. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury securities. All investments are made according to policies approved by the Board of Directors.

Stock Repurchase Program I

During the six months ended May 30, 2008, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $250.0 million. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval, and the average VWAP of our stock during the interval less the agreed upon discount.

The prepayments were classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by May 30, 2008 are excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of May 30, 2008 under this program will expire on or before September 19, 2008. As of May 30, 2008 approximately $66.1 million of up-front payments remained under the agreements. During the six months ended May 30, 2008, we repurchased 16.6 million shares at an average price per share of $36.58 through structured repurchase agreements which included prepayments from fiscal 2007.

Subsequent to May 30, 2008, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $75.0 million. The $75.0 million will be classified as treasury stock on our balance sheet. See Notes 10 and 17 of our Notes to Condensed Consolidated Financial Statements for further discussion of our stock repurchase programs.

Stock Repurchase Program II

Under this stock repurchase program, we have authorization to repurchase 50.0 million shares of our common stock. From the inception of this program, we have repurchased 49.5 million shares and provided prepayments of $1.9 billion under structured share repurchase agreements to large financial institutions. During the six months ended May 30, 2008, we provided prepayments of $1.05 billion and repurchased 31.9 million shares under these structured agreements at an average price per share of $37.15. As of May 30, 2008, there are no up-front payments remaining under these agreements. There were no prepayments under this program as of June 1, 2007.

Subsequent to May 30, 2008, as part of Stock Repurchase Program II, we repurchased 0.5 million shares for $18.2 million through open market repurchases. This amount will be classified as treasury stock on our balance sheet. See Notes 10 and 17 of our Notes to Condensed Consolidated Financial Statements for further discussion of our stock repurchase programs.

Refer to Part II, Item 2 in this report for share repurchases during the quarter ended May 30, 2008.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of May 30, 2008 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 13 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

Contractual Commitments

With the exception of our adoption of FIN 48 and the borrowings under our credit facility, there have been no other significant changes in our contractual commitments during the six months ended May 30, 2008 as compared to the contractual commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2007.

As of May 30, 2008, the principal outstanding under the credit facility was $350.0 million which is due in full no later than February 16, 2013. Interest associated with this facility cannot be estimated with certainty by period throughout the term since it is based on a fluctuating interest rate calculation.

As a result of adopting FIN 48, we reclassified $197.7 million from current income taxes payable to long-term income taxes payable related to unrecognized tax benefits. We cannot estimate the payments due by period because the total income tax payable and timing of tax payments depend on the resolution of current and future tax examinations which cannot be estimated with certainty.

Lease Commitments

Two of our lease agreements discussed in Note 13 of our Notes to Condensed Consolidated Financial Statements are subject to standard financial covenants. As of May 30, 2008, we were in compliance with all of our financial covenants and we expect to remain in compliance during the next 12 months. We believe these limitations will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002 must be recognized as a liability on our consolidated balance sheet. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of May 30, 2008, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $3.4 million.

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

To the extent permitted under Delaware law, we have agreements whereby we indemnify our directors and officers for certain events or occurrences while the director or officer is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no significant changes in our market risk exposures for the three and six months ended May 30, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of May 30, 2008, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended May 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 13 “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements regarding our legal proceedings.

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

The markets for our products are characterized by intense competition, evolving industry standards and business models, rapid software and hardware technology developments and frequent new product introductions. Our future success will depend on our ability to enhance our existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models and other technological changes. For example, Microsoft Windows Vista operating system which contains a fixed document format, XPS, competes with Adobe PDF. Additionally, Microsoft Office 2007, which offers a feature to save Microsoft Office documents as PDF files through a freely distributed plug-in, competes with Adobe PDF creation. Microsoft Expression Studio competes with our Adobe Creative Suite products and Microsoft Silverlight and Visual Studio, web development tools for rich internet applications, compete with Adobe Flash and Adobe Flex. In addition, companies, such as Google, Sun, Apple and Microsoft, may introduce competing software offerings for free or “open source” vendors may introduce competitive products. For example, Microsoft recently made available Microsoft Expression Studio free of charge to students. If these competing products achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of our Annual Report on Form 10-K for fiscal 2007.

If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.

We are devoting significant resources to the development of technologies and service offerings where we have a limited operating history, including the enterprise and government markets, the mobile and device markets and software as service offerings. In the enterprise and government markets, we intend to increase our focus on vertical markets such as education, financial services, manufacturing, and the architecture, engineering and construction markets and horizontal markets such as training and marketing. These new offerings and markets require a considerable investment of technical, financial and sales resources, and a scalable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the enterprise and government markets and the mobile and device markets, and greater sales and marketing resources. In the mobile and device markets, our intent is to persuade device makers, manufacturers and telecommunications carriers to embed our technology on their platforms, and in the enterprise and government market our intent is to form strategic alliances with leading enterprise and government solutions and service providers to provide additional resources to further enable penetration of such markets. If we are unable to successfully enter into strategic alliances with device makers, manufacturers, telecommunication carriers and leading enterprise and government solutions and service providers, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted. Another development is the software as a service business model, by which companies provide applications, data and related services over the Internet. Providers use primarily advertising or subscription-based revenue models. Recent advances in computing and communications technologies have made this model viable and could enable the rapid growth of some of our competitors. We are exploring the deployment of our own software as a service strategies, but may not be able to develop the infrastructure and business models as quickly as our competitors. It is uncertain whether these strategies will prove successful. Additionally, from time to time we “open source” certain of our technology initiatives, provide broader open access to certain of our technology, such as our recently announced Open Screen Project and release selected technology for industry standardization. These changes may have negative revenue implications and make it easier for our competitors to produce products similar to ours, and if we are unable to respond to these competitive threats, our business could be harmed.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. For example, the direction and relative strength of the U.S. economy has recently been increasingly uncertain due to softness in the housing markets, rising oil prices, difficulties in the financial services sector and credit markets and continuing geopolitical uncertainties. If economic growth in the United States and other countries’ economies is slowed, many customers may delay or reduce technology purchases or marketing spending. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, results of operations and financial condition. Political instability in any of the major countries we do business would also likely harm our business, results of operations and financial condition.

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

Failure to manage our sales and distribution channels effectively could result in a loss of revenue and harm to our business.

We distribute our application products through distributors, resellers, retailers and increasingly systems integrators, ISVs and VARs (collectively referred to as “distributors”). A significant amount of our revenue for application products is from two distributors, Ingram Micro, Inc. and Tech Data Corporation which represented 19% and 9% of our net revenue for the second quarter of fiscal 2008, respectively. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and Tech Data and their subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In the second quarter of fiscal 2008, no single agreement with these distributors was responsible for over 10% of our total net revenue. If any one of our agreements with these distributors were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.

Our distributors also sell our competitors’ products, and if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. In addition, the financial health of these distributors and our continuing relationships with them are important to our success. Some of these distributors may be unable to withstand adverse changes in business conditions. Our business could be harmed if the financial condition of some of these distributors substantially weakens and we were unable to timely secure a replacement distributor.

We also sell certain of our products through our direct sales force. Risks associated with this sales channel include a longer sales cycle associated with direct sales efforts, difficulty in hiring, retaining and motivating our direct sales force, and substantial amounts of training for sales representatives, including regular updates to cover new and upgraded products.

Catastrophic events may disrupt our business.

We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Web site for our development, marketing, operational, support, hosted services and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cyber-attack, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. Our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in San Jose, California, which is near major earthquake faults. We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

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

Due to the factors noted above, our future earnings and stock price may be subject to volatility, particularly on a quarterly basis. Shortfalls in revenue or earnings or delays in the release of products or upgrades compared to analysts’ or investors’ expectations have caused, and could cause in the future, an immediate and significant decline in the trading price of our common stock. Additionally, we may not learn of such shortfalls or delays until late in, or after the end of, the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock. Finally, we participate in a highly dynamic industry. In addition to factors specific to us, changes in analysts’ earnings estimates for us or our industry, and factors affecting the corporate environment, our industry, or the securities markets in general, have resulted, and may in the future result, in volatility of our common stock price.

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

In addition, approximately 42% of our employees are located outside the United States. This means we have exposure to changes in foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We also intend to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. Moreover, local laws and customs in many countries differ significantly from those in the United States. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business.

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

For example, in the first quarter of fiscal 2006, we adopted SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment” which requires the measurement of all stock-based compensation to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The adoption of SFAS 123R has had, and will continue to have, a significant adverse effect on our reported financial results.

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

Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations. For example, our Mobile and Device Solutions segment, which primarily consists of assets acquired in the Macromedia acquisition, is in an emerging market with high growth potential. We recently announced the Open Screen Project. As part of the project, we will be removing the license fees on the next major releases of Adobe Flash Player and Adobe AIR for devices. Accordingly, we would expect revenue from this segment to decrease following the next major release of these products scheduled for fiscal 2009. Although we would expect this decrease to be offset in time by an increased demand for tooling products, server technologies, hosted services and applications, if future revenue or revenue forecasts for this segment do not meet our expectations, we may be required to record a charge to earnings reflecting an impairment of this recorded goodwill or intangible assets.

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

In addition, we are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities, including a current examination by the IRS for our fiscal 2001, 2002 and 2003 tax returns, primarily related to our intercompany transfer pricing. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examination. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

If we are unable to recruit and retain key personnel our business may be harmed.

Much of our future success depends on the continued service and availability of our senior management. These individuals have acquired specialized knowledge and skills with respect to Adobe. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the Bay Area, where many of our employees are located. We have relied on our ability to grant equity compensation as one mechanism for recruiting and retaining such highly skilled personnel. Recently enacted accounting regulations requiring the expensing of equity compensation may impair our ability to provide these incentives without incurring significant compensation costs. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed.

Our investment portfolio may become impaired by further deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of May 30, 2008 consisted of US treasury securities, bonds of government agencies, obligations of foreign governments, corporate bonds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of May 30, 2008, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market mutual funds was immaterial. As of May 30, 2008, we had no impairment charge associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the quarter ended May 30, 2008. See Notes 10 and 17 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase programs.

Plan/Period(1)	Shares Repurchased(2)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be repurchased as of February 29, 2008			146,647,080	(3)
March 1—March 28, 2008
From employees(4)	4,601	$34.45
Structured repurchases	7,569,024	$36.42
March 29—April 25, 2008
Structured repurchases	1,861,900	$35.88
April 26—May 30, 2008
From employees(4)	66	$41.26
Structured repurchases	436,720	$39.38
Adjustments to repurchase authority for net dilution	—		3,246,135	(5)
Total shares repurchased	9,872,311		(9,872,311)
Ending shares available to be repurchased under Program I as of May 30, 2008			140,020,904	(6)

Stock Repurchase Program II
Beginning shares available to be repurchased as of February 29, 2008			5,677,777
March 1—March 28, 2008
Structured repurchases	2,028,469	$32.77
March 29—April 25, 2008
Structured repurchases	2,565,029	$36.04
April 26—May 30, 2008
Structured repurchases	627,918	$38.89
Total shares repurchased	5,221,416		(5,221,416)
Ending shares available to be repurchased under Program II as of May 30, 2008			456,361
_________________________________________
(1)	Stock Repurchase Program I

In December 1997, our Board of Directors authorized Stock Repurchase Program I which is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time.

Stock Repurchase Program II

In April 2007, our Board of Directors authorized Stock Repurchase Program II which is not subject to expiration. Under Stock Repurchase Program II, we have authorization to repurchase in aggregate up to 20.0 million shares of our common stock. In November 2007, the Board of Directors approved a 30.0 million share increase to Stock Repurchase Program II. This increased the authorization under this program from the original 20.0 million shares to 50.0 million shares.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders, held on April 9, 2008, our stockholders voted on the following proposals:

1. Elect six Class I members of the Board of Directors to serve for a two-year term:

Name	Votes For	Votes Against	Votes Abstained
Edward W. Barnholt	478,717,732	8,034,904	4,738,194
Michael R. Cannon	470,766,460	13,326,655	7,397,715
James E. Daley	475,765,838	10,972,238	4,752,754
Charles M. Geschke	468,102,295	18,796,944	4,591,591
Shantanu Narayen	475,497,283	11,274,911	4,718,636
Delbert W. Yocam	475,006,035	11,714,069	4,770,726

2. Approve the amendment and restatement of the 2003 Equity Incentive Plan.

For	361,385,778
Against	47,286,182
Abstain	4,610,298
Broker non-votes	78,208,572

3.  Ratify the appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending on November 28, 2008.

For	478,509,440
Against	8,360,008
Abstain	4,621,382

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Bylaws	8-K	1/15/08	3.1

3.2	Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	7/16/01	3.6

3.2.1	Certificate of Correction of Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	4/11/03	3.6.1

3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/08/03	3.3

4.1	Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-K	7/03/00	1

4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-A/2G/A	5/23/03	7

10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6

10.2	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/4/08	10.2

10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*				X

10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40

10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	1/24/08	10.5

10.6	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6

10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37

10.10	2003 Equity Incentive Plan, as amended and restated*	DEF 14A	2/27/08	Appendix A

10.11	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	4/4/08	10.11

10.12	Form of Indemnity Agreement*	10-Q	5/30/97	10.25.1

10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/07/04	10.14

10.15	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

10.16	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.17	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999	10-K	3/30/00	10.23

10.18	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000	10-Q	8/14/00	10.3

10.19	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/4/08	10.19

10.20	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	4/4/08	10.20

10.21	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/07/04	10.11

10.22	2008 Executive Officer Annual Incentive Plan*	8-K	1/30/08	10.4

10.23	2005 Equity Incentive Assumption Plan*	10-Q	4/4/08	10.23

10.24	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	10-Q	4/4/08	10.24

10.25	Allaire Corporation 1997 Stock Incentive Plan*	S-8	03/27/01	4.06

10.26	Allaire Corporation 1998 Stock Incentive Plan*	S-8	03/27/01	4.07

10.27	Allaire Corporation 2000 Stock Incentive Plan*	S-8	03/27/01	4.08

10.28	Andromedia, Inc. 1996 Stock Option Plan*	S-8	12/07/99	4.07

10.29	Andromedia, Inc. 1997 Stock Option Plan*	S-8	12/07/99	4.08

10.30	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09

10.31	ESI Software, Inc. 1996 Equity Incentive Plan*	S-8	10/18/99	4.08

10.32	eHelp Corporation 1999 Equity Incentive Plan*	S-8	12/29/03	4.08

10.33	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.34	Bright Tiger Technologies, Inc. 1996 Stock Option Plan*	S-8	03/27/01	4.11

10.35	Live Software, Inc. 1999 Stock Option/Stock Issuance Plan*	S-8	03/27/01	4.10

10.36	Macromedia, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.07

10.37	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	08/03/01	10.01

10.38	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	08/10/05	4.08

10.39	Form of Macromedia, Inc. Stock Option Agreement*	S-8	08/10/05	4.09

10.40	Middlesoft, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.09

10.41	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.42	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/08/05	10.01

10.43	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.1

10.44	Form of Award Grant Notice and Performance Share Award used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.45	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.46	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.47	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.1

10.48	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.2

10.49	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3

10.50	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4

10.51	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.52	First Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of February 11, 2008*	8-K	2/13/08	10.1

10.53	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	8-K	2/13/08	10.2

10.54	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.55	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

10.56	Credit Agreement, dated as of February 16, 2007, among Adobe Systems Incorporated and Certain Subsidiaries as Borrowers; BNP Paribas, Keybank National Association, and UBS Loan Finance LLC as Co-Documentation Agents; JPMorgan Chase Bank, N.A. as Syndication Agent; Bank of America, N.A. as Administrative Agent and Swing Line Lender; the Other Lenders Party Thereto; and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	8/16/07	10.1

10.57	Amendment to Credit Agreement, dated as of August 13, 2007, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	8/16/07	10.2

10.58	Second Amendment to Credit Agreement, dated as of February 26, 2008, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	2/29/08	10.1

10.59	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.60	Form of Director Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*				X

10.61	Form of Director Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†	X

100.INS	XBRL Instance††	X

100.SCH	XBRL Taxonomy Extension Schema††	X

100.CAL	XBRL Taxonomy Extension††	X

100.LAB	XBRL Taxonomy Extension Labels††	X

100.PRE	XBRL Taxonomy Extension††	X
_________________________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.17 and 10.18 are to filings made by the Allaire Corporation. References to Exhibits 10.25 through 10.42 are to filings made by Macromedia, Inc.

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

Date: July 3, 2008

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:

Adobe
Adobe AIR
Acrobat
Acrobat Connect
ColdFusion
Creative Suite
Flash
Flash Cast
Flash Lite
Flex
Flex Builder
Lightroom
LiveCycle
Macromedia
Photoshop
Scene7

All other trademarks are the property of their respective owners.