Form 10-Q
period 2008-08-29
ADOBE SYSTEMS INC
filed 2008-10-02
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q
_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2008

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of September 26, 2008 was 530,956,085.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	August 29, 2008	November 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,134,263	$946,422
Short-term investments	866,641	1,047,432
Trade receivables, net of allowances for doubtful accounts of $6,264 and $4,398, respectively	327,970	318,145
Other receivables	33,687	44,666
Deferred income taxes	94,500	171,472
Prepaid expenses and other assets	60,059	44,714
Total current assets	2,517,120	2,572,851
Property and equipment, net	317,071	289,758
Goodwill	2,134,032	2,148,102
Purchased and other intangibles, net	246,401	367,644
Investment in lease receivable	207,239	207,239
Other assets	216,887	128,085
Total assets	$5,638,750	$5,713,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$56,254	$66,867
Accrued expenses	356,408	383,436
Accrued restructuring	6,862	3,731
Income taxes payable	37,546	215,058
Deferred revenue	204,593	183,318
Total current liabilities	661,663	852,410
Long-term liabilities:
Debt	350,000	—
Deferred revenue	27,838	25,950
Accrued restructuring	8,096	13,987
Income taxes payable	99,636	—
Deferred income taxes	96,827	148,943
Other liabilities	23,248	22,407
Total liabilities	1,267,308	1,063,697
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 531,475 and 571,409 shares outstanding, respectively	61	61
Additional paid-in-capital	2,369,689	2,340,969
Retained earnings	4,667,489	4,041,592
Accumulated other comprehensive income	23,439	27,948
Treasury stock, at cost (69,359 and 29,425 shares, respectively), net of reissuances	(2,689,236)	(1,760,588)
Total stockholders’ equity	4,371,442	4,649,982
Total liabilities and stockholders’ equity	$5,638,750	$5,713,679

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months		Nine Months
	August 29, 2008	August 31, 2007	August 29, 2008	August 31, 2007
Revenue:
Products	$838,813	$813,382	$2,532,076	$2,147,149
Services and support	48,444	38,304	132,512	99,521
Total revenue	887,257	851,686	2,664,588	2,246,670
Total cost of revenue:
Products	84,623	69,002	202,657	193,532
Services and support	26,228	23,619	73,535	62,566
Total cost of revenue	110,851	92,621	276,192	256,098
Gross profit	776,406	759,065	2,388,396	1,990,572
Operating expenses:
Research and development	170,124	163,217	508,909	450,395
Sales and marketing	271,439	251,243	813,399	702,323
General and administrative	97,156	71,132	257,163	201,004
Restructuring and other charges	1,194	555	2,625	555
Amortization of purchased intangibles and incomplete technology	17,024	17,893	51,222	54,542
Total operating expenses	556,937	504,040	1,633,318	1,408,819
Operating income	219,469	255,025	755,078	581,753
Non-operating income (expense):
Interest and other income, net	9,338	22,733	34,778	65,866
Interest expense	(2,390)	(69)	(8,027)	(175)
Investment gains (loss)	2,097	(694)	20,335	9,069
Total non-operating income, net	9,045	21,970	47,086	74,760
Income before income taxes	228,514	276,995	802,164	656,513
Provision for income taxes	36,906	71,752	176,267	154,914
Net income	$191,608	$205,243	$625,897	$501,599
Basic net income per share	$0.36	$0.35	$1.15	$0.85
Shares used in computing basic net income per share	531,060	583,670	542,624	587,141
Diluted net income per share	$0.35	$0.34	$1.13	$0. 83
Shares used in computing diluted net income per share	541,311	597,334	552,739	602,263

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	August 29, 2008	August 31, 2007
Cash flows from operating activities:
Net income	$625,897	$501,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	200,537	237,274
Stock-based compensation	137,613	110,196
Provision for estimated returns	93,683	132,871
Tax benefit from employee stock option plans	83,740	75,878
Deferred income taxes	34,336	(20,405)
Other non-cash items	6,764	(1,028)
Gains on sales of investments, net of impairments	(9,690)	(10,834)
Excess tax benefits from stock-based compensation	(23,635)	(54,396)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(96,399)	(37,968)
Prepaid expenses and other current assets	(6,202)	(16,135)
Trade and other payables	(10,613)	9,052
Accrued expenses	(36,957)	34,919
Accrued restructuring	(5,418)	(10,547)
Income taxes payable	(73,957)	64,746
Deferred revenue	23,163	25,971
Net cash provided by operating activities	942,862	1,041,193
Cash flows from investing activities:
Purchases of short-term investments	(840,782)	(1,755,079)
Maturities of short-term investments	520,784	335,895
Sales of short-term investments	486,904	1,531,651
Purchases of property and equipment	(88,481)	(103,944)
Purchases of long-term investments and other assets	(102,029)	(85,173)
Investment in lease receivable	—	(80,439)
Cash received from acquisitions	—	1,507
Cash paid for acquisitions	—	(68,237)
Issuance costs for credit facility	—	(838)
Proceeds from sale of equity securities	18,085	11,310
Net cash used for investing activities	(5,519)	(213,347)
Cash flows from financing activities:
Purchases of treasury stock	(1,422,735)	(1,451,525)
Proceeds from issuance of treasury stock	301,454	354,546
Excess tax benefits from stock-based compensation	23,635	54,396
Proceeds from borrowings under credit facility	450,000	—
Repayments of borrowings under credit facility	(100,000)	—
Net cash used for financing activities	(747,646)	(1,042,583)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,856)	1,520
Net increase (decrease) in cash and cash equivalents	187,841	(213,217)
Cash and cash equivalents at beginning of period	946,422	772,500
Cash and cash equivalents at end of period	$1,134,263	$559,283
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$129,320	$38,434

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

There have been no material changes in our significant accounting policies, except for the adoption of the Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, on December 1, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation in the condensed consolidated balance sheets. Specifically, there was a reclassification totaling $35.0 million from purchased intangibles to long-term and short-term other assets.  See Notes 3 and 4 for additional information regarding this reclassification.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended August 29, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007, that are of significance, or potential significance, to us.

In September 2008, the FASB issued FASB Staff Position (“FSP”) No. 133-1 and FIN 45-4 (“FSP FAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”.  FSP FAS 133-1 and FIN 45-4 amends FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee.  The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because FSP FAS 133-1 and FIN 45-4 only require additional disclosures, the adoption will not impact our consolidated financial position, results of operations or cash flows.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(Unaudited)

In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets”.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  Since this guidance will be applied prospectively, on adoption, there will be no impact to our current consolidated financial statements.

In March 2008, the FASB issued SFAS 161 which requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 only requires additional disclosure, the adoption will not impact our consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued FASB Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings and disclosed. SFAS 159 was effective for us beginning in the first quarter of fiscal 2008. We currently do not have any instruments for which we have elected the fair value option under SFAS 159. Therefore, the adoption of SFAS 159 has not impacted our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued FASB Statement No. 157 (“SFAS 157”), “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective December 1, 2007, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 2 for information and related disclosures regarding our fair value measurements.

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Additionally, in May 2007, the FASB published FSP No. FIN 48-1 (“FSP FIN 48-1”), “Definition of Settlement in FASB Interpretation No. 48”. FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We adopted both FIN 48 and FSP FIN 48-1 on December 1, 2007. The adoption of FIN 48 and FSP FIN 48-1 resulted in an increase to both assets and liabilities in our condensed consolidated balance sheet as of the beginning of fiscal 2008. See Note 6 for additional information regarding income taxes, including the effects of adoption of FIN 48 and FSP FIN 48-1 on our condensed consolidated financial statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(Unaudited)

NOTE 2. FINANCIAL INSTRUMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale fixed income and equity securities, other equity securities and foreign currency derivatives. The fair value of these financial assets and liabilities was determined using the following inputs at August 29, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds and overnight deposits(1)	$939,329	$939,329	$—	$—
Fixed income available-for-sale securities(2)	902,996	—	902,996	—
Equity available-for-sale securities(3)	7,163	7,163	—	—
Investments of limited partnership(4)	37,934	503	—	37,431
Foreign currency derivatives(5)	22,639	—	22,639	—
Total	$1,910,061	$946,995	$925,635	$37,431
Liabilities:
Foreign currency derivatives(6)	1,124	—	1,124	—
Total	$1,124	$—	$1,124	$—
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

Fixed income available-for-sale securities include United States treasury securities (81% of total), corporate bonds (4% of total) and obligations of foreign governments and their agencies (15% of total).

The investments of limited partnership relate to our interest in Adobe Ventures IV L.P. (“Adobe Ventures”) which was $37.9 million and $30.6 million as of August 29, 2008 and November 30, 2007, respectively. The level 1 investments of limited partnership relate to investments in publicly-traded companies and the level 3 investments relate to investments in privately-held companies. Our estimation of fair value for our level 3 investments includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings and revenue outlook, operational performance, management and ownership changes and competition. The change in this asset balance relates primarily to investment gains included in earnings during the three and nine months ended August 29, 2008. All other activity during the quarter was insignificant both individually and in the aggregate. See Note 4 for further information regarding Adobe Ventures and related accounting policies.

Foreign currency derivatives include option and forward foreign exchange contracts primarily for the Japanese Yen and the Euro.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(Unaudited)

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Goodwill as of August 29, 2008 and November 30, 2007 was $2.134 billion and $2.148 billion, respectively. The change includes net reductions in goodwill of $9.6 million related to deferred tax assets associated with our acquisition of Scene7 and $4.2 million related to the tax reserve associated with the acquisition of Macromedia, offset in part by foreign currency changes.

Certain amounts as of November 30, 2007 have been reclassified to conform to current year presentation in the condensed consolidated balance sheets. Specifically, we reclassified $55.5 million of cost and $20.5 million of accumulated amortization ($35.0 million, net) from purchased intangibles to long-term and short-term other assets associated with certain technology license arrangements.

Purchased and other intangible assets subject to amortization were as follows as of August 29, 2008:

	Cost	Accumulated Amortization	Net
Purchased technology	$411,408	$(316,637)	$94,771
Localization	$18,342	$(6,536)	$11,806
Trademarks	130,925	(71,709)	59,216
Customer contracts and relationships	197,220	(117,022)	80,198
Other intangibles	800	(390)	410
Total other intangible assets	$347,287	$(195,657)	$151,630
Total purchased and other intangible assets	$758,695	$(512,294)	$246,401

Purchased and other intangible assets subject to amortization were as follows as of November 30, 2007:

	Cost	Accumulated Amortization	Net
Purchased technology	$409,110	$(250,721)	$158,389
Localization	$45,854	$(27,676)	$18,178
Trademarks	131,225	(52,443)	78,782
Customer contracts and relationships	197,220	(85,529)	111,691
Other intangibles	800	(196)	604
Total other intangible assets	$375,099	$(165,844)	$209,255
Total purchased and other intangible assets	$784,209	$(416,565)	$367,644

               Amortization expense related to purchased and other intangible assets was $43.2 million and $140.7 million for the three and nine months ended August 29, 2008, respectively. Comparatively, amortization expense was $60.5 million and $157.7 million for the three and nine months ended August 31, 2007, respectively. Of these amounts, $26.2 million and $89.5 million were included in cost of sales for the three and nine months ended August 29, 2008, respectively, and $42.6 million and $104.6 million were included in cost of sales for the three and nine months August 31, 2007, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(Unaudited)

Purchased and other intangible assets are amortized over their estimated useful lives of 1 to 13 years. As of August 29, 2008, we expect amortization expense in future periods as follows:

Fiscal year	Purchased Technology	Other Intangible Assets
Remainder of 2008	$22,133	$21,282
2009	56,328	67,633
2010	8,244	48,611
2011	4,679	11,917
2012	3,387	1,009
Thereafter	—	1,178
Total expected amortization expense	$94,771	$151,630

NOTE 4. OTHER ASSETS

Other assets consisted of the following as of August 29, 2008 and November 30, 2007:

	2008	2007
Acquired rights to use technology	$93,527	$41,642
Investments	70,469	52,830
Security and other deposits	15,478	6,650
Prepaid royalties	12,216	6,748
Deferred compensation plan assets	9,209	3,145
Restricted cash	7,364	7,367
Prepaid land lease	3,195	3,224
Prepaid rent	3,065	4,285
Other	2,364	2,194
Total other assets	$216,887	$128,085

Acquired rights to use technology includes $100.0 million associated with certain technology licensing arrangements entered into during the third quarter of fiscal 2008. An estimated $56.0 million of this cost is related to future licensing rights and has been capitalized and will be amortized on a straight-line basis over the estimated useful lives up to nine years. Of the remaining costs, we estimated that approximately $27.2 million was related to historical use of licensing rights which was expensed as cost of sales, and the residual of $16.8 million was expensed as general and administrative costs.  In connection with these licensing arrangements, we have the ability to acquire additional rights to use technology in the future.  See Note 13 for further information regarding our contractual commitments.

In general, acquired rights to use technology are amortized over their estimated useful lives of 3 to 15 years.

Certain prior year amounts have been reclassified to conform to current year presentation in the condensed consolidated balance sheets. Specifically, there was a reclassification associated with certain technology licensing arrangements totaling $35.0 million, net from purchased intangibles of which $28.7 million and $4.7 million were reclassified to acquired rights to use technology and long-term prepaid royalties, respectively. The remaining amount was reclassified to short-term prepaid royalty.

Included in investments is our limited partnership interest in Adobe Ventures which is consolidated in accordance with FASB Interpretation No. 46R, a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. The partnership is controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. Investments also included our direct investments which were accounted for under the cost method.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(Unaudited)

The increase in security and other deposits relates primarily to the purchase of real property in Massachusetts. We entered into a Purchase and Sale Agreement, effective May 12, 2008, for the acquisition of real property located in Waltham, Massachusetts. We will purchase the property subject to completion of construction of an office building shell and core, parking structure and site improvements. The purchase price for the property will be $44.7 million. We made an initial deposit of $7.0 million to be held in escrow until closing and then applied to the purchase price. Closing is expected to occur in May 2009 and the remaining balance is due at such time.

NOTE 5. TRADE AND OTHER PAYABLES AND ACCRUED EXPENSES

Trade and other payables consisted of the following as of August 29, 2008 and November 30, 2007:

	2008	2007
Trade payables	$38,150	$41,724
Sales and use tax and other payables	18,104	25,143
Total trade and other payables	$56,254	$66,867

Accrued expenses consisted of the following as of August 29, 2008 and November 30, 2007:

	2008	2007
Accrued compensation and benefits	$173,199	$205,018
Sales and marketing allowances	23,707	21,231
Other	159,502	157,187
Total accrued expenses	$356,408	$383,436

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

We have historically presented our estimated liability for unrecognized tax benefits as a current liability. FIN 48 requires liabilities for unrecognized tax benefits to be classified based on whether a payment is expected to be made within the next 12 months. That is, amounts expected to be paid within the next 12 months are to be classified as a current liability and all other amounts are to be classified as a non-current liability. As a result of adopting FIN 48 in the first quarter of fiscal 2008, we reclassified $197.7 million from current income taxes payable to long-term income taxes payable, including accrued interest on the balance.

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

We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. We are subject to the continual examination of our income tax returns by the Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities. Our major tax jurisdictions are the U.S., Ireland and California. For California, Ireland and the U.S., the earliest fiscal years open for examination are 2001, 2002 and 2005, respectively.

During the nine months ended August 29, 2008, the gross liability for unrecognized tax benefits significantly changed from the balance at November, 30, 2007.  In August 2008, a U.S. income tax examination covering our fiscal years 2001 through 2004 was completed.  Our accrued tax and interest related to these years was $100.0 million and was previously reported in long-term income taxes payable.  In conjunction with this resolution, we requested and received approval from the IRS to repatriate certain foreign earnings in a tax-free manner, which resulted in a reduction of our long-term deferred income tax liability of $57.8 million.  Together, these liabilities on our balance sheet decreased by $157.8 million.  Also in August 2008, we paid $80.0 million in conjunction with the aforementioned resolution, credited additional paid-in-capital for $41.3 million due to our use of certain tax attributes related to stock option deductions, including a portion of certain deferred tax assets not recorded in our financial statements pursuant to SFAS 123R, and made other individually immaterial adjustments to our tax balances totaling $15.8 million.  A net income statement tax benefit in the third quarter of fiscal 2008 of $20.7 million resulted.  All other movements in the deferred tax asset and liability accounts are the result of our normal 2008 tax provision.

The gross liability for unrecognized tax benefits at August 29, 2008 was $155.8 million, exclusive of interest and penalties. If the total FIN 48 gross liability for unrecognized tax benefits at August 29, 2008 were recognized in the future, the following amounts, net of an estimated $18.1 million benefit related to deducting such payments on future tax returns, would result: $54.7 million of unrecognized tax benefits would decrease the effective tax rate and $83.0 million would decrease goodwill.

As of August 29, 2008, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $14.3 million.

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

NOTE 7. STOCK-BASED COMPENSATION

The assumptions used to value option grants, restricted stock units and performance shares during the three and nine months ended August 29, 2008 and August 31, 2007 are as follows:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Expected life (in years)	3.5 – 3.6	3.6 – 3.7	2.3 – 4.7	3.5 – 4.8
Volatility	34 – 37%	30 – 34%	32 – 39%	30 – 34%
Risk free interest rate	2.79 – 3.50%	4.34 – 5.14%	1.70 – 3.50%	4.34 – 5.14%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(Unaudited)

The expected term of employee stock purchase plan (“ESPP”) shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three and nine months ended August 29, 2008 and August 31, 2007 are as follows:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Expected life (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	34 – 36%	30 – 31%	30 – 36%	30 – 33%
Risk free interest rate	2.12 – 2.66%	4.87 – 4.93%	2.12 – 3.29%	4.79 – 5.11%

Effective April 1, 2007, the government of India implemented a new fringe benefit tax that applies to equity awards granted to our employees in India. We incur a fringe benefit tax liability at the time the award is exercised or released. In accordance with the laws in India, we have elected to recover, from the employee, the fringe benefit tax paid in connection with the applicable award. Recovery of the fringe benefit tax from the employee is treated as a component of the exercise price and as such, impacts the fair value of the awards and the related stock-based compensation. We have elected to use a Black-Scholes option pricing model that incorporates a binomial options pricing model to calculate the fair value of stock-based awards issued in India under amended equity award agreements. The assumptions used in the valuation of equity awards in India are the same as those used for all of our equity awards as noted above. The recovery of fringe benefit tax is recorded as stock-based compensation cost in our consolidated statements of income.

Summary of Stock Options

Information regarding stock options outstanding at August 29, 2008 and August 31, 2007 is summarized below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value* (millions)
2008
Options outstanding	42,070	$29.67	4.16 years	$554.5
Options vested and expected to vest	39,936	$29.29	4.07 years	$541.2
Options exercisable	27,252	$25.94	3.35 years	$460.3

2007
Options outstanding	54,744	$27.59	3.93 years	$830.1
Options vested and expected to vest	51,832	$27.10	3.84 years	$811.4
Options exercisable	34,252	$22.95	3.06 years	$678.1
_________________________________________

*
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of August 29, 2008 and August 31, 2007 were $42.83 and $42.75, respectively.

Summary of Restricted Stock Units

Restricted stock unit activity for the nine months ended August 29, 2008 and August 31, 2007 is as follows:

	2008	2007
Beginning balance	1,701	—
Awarded	2,823	1,458
Released	(353)	—
Forfeited	(146)	(47)
Ending balance	4,025	1,411

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(Unaudited)

Information regarding restricted stock units outstanding at August 29, 2008 and August 31, 2007 is summarized below.

	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value* (millions)
2008
Restricted stock units outstanding	4,025	1.91 years	$172.4
Restricted stock units expected to vest	3,083	1.69 years	$132.0

2007
Restricted stock units outstanding	1,411	2.02 years	$60.3
Restricted stock units expected to vest	981	1.79 years	$42.0
_________________________________________

*
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of August 29, 2008 and August 31, 2007 were $42.83 and $42.75, respectively.

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

The following table sets forth the summary of performance share activity under our 2008 Program for the nine months ended August 29, 2008.

	Shares Granted	Maximum Shares Eligible to Receive
Beginning balance	—	—
Awarded	931	1,863
Forfeited	(74)	(149)
Ending balance	857	1,714

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(Unaudited)

The following table sets forth the summary of performance share activity under our 2007 Program, based upon share awards actually achieved, for the nine months ended August 29, 2008:

Shares
Shares achieved	718
Released	(205)
Forfeited	(59)
Ending balance	454

Compensation Costs

As of August 29, 2008, there was $301.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.7 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Total stock-based compensation costs that have been included in our consolidated statements of income for the three months ended August 29, 2008 and August 31, 2007 are as follows:

	2008		2007
Income Statement Classifications	Option Grants and Stock Purchase Rights *	Restricted Stock and Performance Share Awards *	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—services and support	$1,189	$230	$1,443	$98
Research and development	15,612	6,377	16,664	2,230
Sales and marketing	10,576	5,370	10,414	1,330
General and administrative	6,113	2,793	5,857	671
Total	$33,490	$14,770	$34,378	$4,329
_________________________________________
*	For the three months ended August 29, 2008, we recorded $2.1 million associated with cash recoveries of fringe benefit tax from employees in India.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(Unaudited)

Total stock-based compensation costs that have been included in our consolidated statements of income for the nine months ended August 29, 2008 and August 31, 2007 are as follows:

	2008		2007
Income Statement Classifications	Option Grants and Stock Purchase Rights *	Restricted Stock and Performance Share Awards *	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—services and support	$2,968	$483	$4,059	$225
Research and development	43,382	16,380	44,192	5,965
Sales and marketing	31,701	15,558	31,071	3,954
General and administrative	18,841	10,368	18,966	1,764
Total	$96,892	$42,789	$98,288	$11,908
_________________________________________
*	For the nine months ended August 29, 2008, we recorded $2.1 million associated with cash recoveries of fringe benefit tax from employees in India.

NOTE 8. EMPLOYEE BENEFIT PLAN

Deferred Compensation Plan

As of August 29, 2008 and November 30, 2007, the invested amounts under our Deferred Compensation Plan totaled $9.2 million and $3.1 million, respectively, and are recorded as long-term other assets on our balance sheet. As of August 29, 2008 and November 30, 2007, we recorded $9.2 million and $3.1 million, respectively, as a long-term liability to recognize undistributed deferred compensation due to employees.

NOTE 9. RESTRUCTURING AND OTHER CHARGES

Macromedia Merger Restructuring Charges

We completed our acquisition of Macromedia on December 3, 2005. We recognized costs related to the cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Macromedia.

The following table sets forth a summary of Macromedia restructuring activities during the nine months ended August 29, 2008:

	November 30, 2007	Cash Payments	Adjustments	August 29, 2008	Total Costs Incurred To Date	Total Costs Expected to be Incurred
Termination benefits	$—	$—	$—	$—	$26,976	$26,976
Cost of closing redundant facilities	16,283	(5,287)	2,969	13,965	28,248	42,213
Cost of contract termination	—	—	—	—	3,238	3,238
Other	1,435	(131)	(311)	993	1,363	2,356
Total	$17,718	$(5,418)	$2,658	$14,958	$59,825	$74,783

Included in the adjustments column is a change to previous estimates of sublease income of $2.6 million associated with closing redundant facilities as well as the effect of foreign currency changes. The change to previous estimates of sublease income was included in net income for the nine months ended August 29, 2008. Accrued restructuring charges of $15.0 million at August 29, 2008 included $6.9 million recorded in accrued restructuring, current and $8.1 million related to long-term facilities obligations recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets. We expect to pay these liabilities through fiscal 2011. At November 30, 2007, accrued restructuring charges

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(Unaudited)

of $17.7 million included $3.7 million recorded in accrued restructuring, current and $14.0 million related to long-term facilities obligations recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets.

NOTE 10.  STOCKHOLDERS’ EQUITY

Stock Repurchase Program I

To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and also enter into structured repurchases with third parties.

During the nine months ended August 29, 2008 and August 31, 2007, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $325.0 million and $600.0 million, respectively. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended August 29, 2008, we repurchased 19.0 million shares at an average price of $37.12 through structured repurchase agreements which included prepayments from fiscal 2007. During the nine months ended August 31, 2007, we repurchased 15.4 million shares at an average price of $39.23 through structured repurchase agreements which included prepayments from fiscal 2006.

During the nine months ended August 29, 2008, we also repurchased 0.75 million shares at an average price of $39.19 in open market transactions.

As of August 29, 2008 and November 30, 2007, the prepayments were classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by August 29, 2008 and November 30, 2007 are excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of August 29, 2008 under this program expired on or before September 19, 2008. As of August 29, 2008 and August 31, 2007, approximately $41.0 million and $200.0 million, respectively, of up-front payments remained under the agreements.

Subsequent to August 29, 2008, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $200.0 million. This amount will be classified as treasury stock on our balance sheet.

Stock Repurchase Program II

Under this stock repurchase program, we had authorization to repurchase 50.0 million shares of our common stock. During the third quarter of fiscal 2008, the remaining authorized number of shares were repurchased. From the inception of the 50.0 million share authorization under this program, we provided prepayments of $1.9 billion under structured share repurchase agreements to large financial institutions. During the nine months ended August 29, 2008, we provided prepayments of $1.0 billion and repurchased 31.9 million shares under these structured agreements at an average price of $37.15. As of August 31, 2007, we had provided prepayments of $850.0 million and repurchased 12.9 million shares through structured share repurchase agreements at an average price of $39.94. Approximately $333.4 million of up-front payments remained as of August 31, 2007.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(Unaudited)

During the nine months ended August 29, 2008, we also repurchased 0.5 million shares at an average price of $39.79 in open market transactions.

NOTE 11.  COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income for the three and nine months ended August 29, 2008 and August 31, 2007:

	Three Months		Nine Months
	2008	2007	2008	2007
Net income	$191,608	$205,243	$625,897	$501,599
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of taxes	(1,998)	700	(11,001)	5,568
Currency translation adjustments	(6,358)	21	(4,284)	1,746
Net gain (loss) in derivative instruments, net of taxes	10,494	(3,776)	10,776	42
Other comprehensive income (loss)	2,138	(3,055)	(4,509)	7,356
Total comprehensive income, net of taxes	$193,746	$202,188	$621,388	$508,955

NOTE 12.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended August 29, 2008 and August 31, 2007:

	Three Months		Nine Months
	2008	2007	2008	2007
Net income	$191,608	$205,243	$625,897	$501,599
Shares used to compute basic net income per share	531,060	583,670	542,624	587,141
Dilutive potential common shares:
Unvested restricted stock and performance share awards	1,063	11	991	13
Stock options	9,188	13,653	9,124	15,109
Shares used to compute diluted net income per share	541,311	597,334	552,739	602,263
Basic net income per share	$0.36	$0.35	$1.15	$0.85
Diluted net income per share	$0.35	$0.34	$1.13	$0.83

For the three and nine months ended August 29, 2008, options to purchase approximately 14.4 million and 15.4 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $42.06 and $39.21,  respectively,  were   not   included   in   the   calculation  because  the  effect  would   have  been   anti-dilutive. Comparatively, for the three and nine months ended August 31, 2007, options to purchase approximately 11.9 million and 11.0 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $41.26 and $40.93, respectively, were not included in the calculation because the effect would have been anti-dilutive.

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

These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. As of August 29, 2008, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases”, and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term, purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount.

Contractual Commitments

As discussed in Note 4, during the third quarter of fiscal 2008, we entered into an agreement to license certain technology. This agreement also provides us the ability to acquire rights to intellectual property in the future. Minimum fees associated with this arrangement range between approximately $1.0 million and $1.5 million per year through May 2028 for minimum fees in the aggregate, of approximately $25.0 million.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002 must be recognized as a liability on our consolidated balance sheet. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of August 29, 2008 and November 30, 2007, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $3.0 million and $4.2 million, respectively.

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

From time to time, Adobe is subject to legal proceedings, claims and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with GAAP, Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against Adobe. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims or investigations.

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

In February 2008, we entered into a Second Amendment to the Credit Agreement dated February 26, 2008, which extended the maturity date of the facility by one year to February 16, 2013. The facility would terminate at this date if no additional extensions have been requested and granted. All other terms and conditions remain the same.

The facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. At the Company’s option, borrowings under the facility accrue interest based on either the London interbank offered rate (“LIBOR”) for one, two, three or six months, or longer periods with bank consent, plus a margin according to a pricing grid tied to this financial covenant, or a base rate. The margin is set at rates between 0.20% and 0.475%. Commitment fees are payable on the facility at rates between 0.05% and 0.15% per year based on the same pricing grid. The facility is available to provide loans to us and certain of our subsidiaries for general corporate purposes. During the nine months ended August 29, 2008, we borrowed $450.0 million and made repayments of $100.0 million under this facility. As of August 29, 2008 and November 30, 2007, the amount outstanding under the credit facility was $350.0 million and zero, respectively, which is included in long-term liabilities on our condensed consolidated balance sheet. As of August 29, 2008, we were in compliance with all of the covenants.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(Unaudited)

NOTE 15.  NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense) for the three and nine months ended August 29, 2008 and August 31, 2007 includes the following:

	Three Months		Nine Months
	2008	2007	2008	2007
Interest and other income, net:
Interest income	$14,407	$22,780	$45,110	$71,268
Foreign exchange gains (losses)	(5,967)	99	(11,901)	(4,172)
Fixed income investment gains (losses)	44	(249)	(156)	(2,636)
Other	854	103	1,725	1,406
Interest and other income, net	$9,338	$22,733	$34,778	$65,866
Interest expense	$(2,390)	$(69)	$(8,027)	$(175)
Investment gains (losses), net:
Realized investment gains	$2,861	$198	$18,298	$9,308
Unrealized investment gains	2,882	—	7,840	5,091
Realized investment losses	(353)	(624)	(989)	(1,784)
Unrealized investment losses	(3,293)	(268)	(4,814)	(3,546)
Investment gains (losses), net	$2,097	$(694)	$20,335	$9,069
Total non-operating income, net	$9,045	$21,970	$47,086	$74,760

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

Effective in the first quarter of fiscal 2008, to better align our engineering and marketing efforts, we merged our Knowledge Worker Solutions segment with our Enterprise Solutions segment (formerly “Enterprise and Developer Solutions”) to form our new Business Productivity Solutions business unit. However, under the requirements of SFAS No. 131, (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”, Knowledge Worker Solutions and Enterprise Solutions are separate reportable segments. In addition, we moved responsibility for Flex Builder, Flex SDK and our ColdFusion product line to our Platform segment from our Enterprise Solutions segment. The prior year information in the table below has also been updated to reflect this product movement.

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

	Creative Solutions	Knowledge Worker Solutions	Enterprise Solutions	Mobile and Device Solutions	Platform	Print Publishing	Total
Three months ended August 29, 2008
Revenue	$493,615	$217,988	$65,491	$27,495	$31,582	$51,086	$887,257
Cost of revenue	53,716	15,762	20,727	6,744	7,393	6,509	110,851
Gross profit	$439,899	$202,226	$44,764	$20,751	$24,189	$44,577	$776,406
Gross profit as a percentage of revenue	89%	93%	68%	75%	77%	87%	88%
Three months ended August 31, 2007
Revenue	$545,453	$176,764	$50,628	$12,983	$18,693	$47,165	$851,686
Cost of revenue	40,114	15,969	18,238	9,521	3,240	5,539	92,621
Gross profit	$505,339	$160,795	$32,390	$3,462	$15,453	$41,626	$759,065
Gross profit as a percentage of revenue	93%	91%	64%	27%	83%	88%	89%

	Creative Solutions	Knowledge Worker Solutions	Enterprise Solutions	Mobile and Device Solutions	Platform	Print Publishing	Total
Nine months ended August 29, 2008
Revenue	$1,564,335	$611,925	$174,011	$64,919	$90,117	$159,281	$2,664,588
Cost of revenue	124,024	39,476	56,308	19,525	15,821	21,038	276,192
Gross profit	$1,440,311	$572,449	$117,703	$45,394	$74,296	$138,243	$2,388,396
Gross profit as a percentage of revenue	92%	94%	68%	70%	82%	87%	90%
Nine months ended August 31, 2007
Revenue	$1,328,463	$536,382	$137,044	$38,999	$53,359	$152,423	$2,246,670
Cost of revenue	103,023	47,473	53,237	23,206	9,846	19,313	256,098
Gross profit	$1,225,440	$488,909	$83,807	$15,793	$43,513	$133,110	$1,990,572
Gross profit as a percentage of revenue	92%	91%	61%	40%	82%	87%	89%

NOTE 17.  SUBSEQUENT EVENTS

Stock Repurchase Programs

Subsequent to August 29, 2008, as part of Stock Repurchase Program I, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $200.0 million. This amount will be classified as treasury stock on our balance sheet. See Note 10 for further discussion of our stock repurchase programs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion (unaudited and presented in millions, except share and per share amounts) should be read in conjunction with the condensed consolidated financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including the Annual Report on Form 10-K for fiscal 2007 and the other Quarterly Reports on Form 10-Q filed by us in fiscal 2008. When used in this report, the words “expects”, “could”, “would”, “may”, “anticipates”, “intends”, “plans”, “believes”, “seeks”,  “targets”, “estimates”, “looks for”, “looks to” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

During the third quarter of fiscal 2008, we continued to focus on driving revenue growth and increasing market share of our products through the continued delivery of comprehensive software and technology solutions that meet the evolving needs of our customers.

In our Knowledge Worker Solutions segment, we achieved a fourth consecutive quarter of record revenue with our Acrobat family of products in the third quarter of fiscal 2008. Helping drive this achievement was the successful launch of version 9 of our Acrobat family of products in major languages across the world.

In our Enterprise Solutions segment, we also achieved record revenue and 29% year-over-year growth as we continued to focus on delivering innovative products and solutions for our enterprise customers.

In our Creative Solutions segment, revenue declined year-over-year due to the timing of the release of new product versions.  In the third quarter of fiscal 2007, we completed the release of many new versions of our Creative Suite 3 (“CS3”)

family of products.  In the third quarter of fiscal 2008, we began preparing for the next launch of our creative professional products, including the pre-release of newer versions of some of these products.  We achieved solid results with our hobbyist products, Photoshop Elements and Premiere Elements, and we also had strong results with our Scene7 business in the third quarter of fiscal 2008.

Our Mobile and Device Solutions segment achieved record revenue in the third quarter of fiscal 2008 due to the success we have had targeting mobile operators, handset manufacturers and consumer electronic device manufactures with our Flash Lite and Flash Cast technologies.  On May 1, 2008, we announced the Open Screen Project.  The project aims to enable a consistent runtime environment that will remove barriers for developers and designers as they publish content and applications across desktops and consumer devices, including phones, mobile internet devices (“MIDs”) and set top boxes.  As part of the project, we will be removing some restrictions on the use of some of our technology specifications and publishing several technology protocols.  We will also be removing the license fees on the next major releases of Adobe Flash Player and Adobe AIR for devices.  Accordingly, we expect revenue from Mobile and Device Solutions to decrease in the fourth quarter of fiscal 2008 as well as to continue to decrease following the next major release of these products scheduled for fiscal 2009.  We would expect this decrease to be offset in time by an increased demand for tooling products, server technologies, hosted services and applications.

Our Platform business performed strongly, resulting in significant year-over-year revenue growth and our Print Publishing business segment also achieved modest year-over-year revenue growth.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our condensed consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

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

With the exception of our adoption of FIN 48, there have been no other significant changes in our critical accounting policies and estimates during the nine months ended August 29, 2008 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2007.

RESULTS OF OPERATIONS

Revenue for the Three and Nine Months Ended August 29, 2008 and August 31, 2007

	Three Months		Percent	Nine Months		Percent
	2008	2007	Change	2008	2007	Change
Product	$838.9	$813.4	3%	$2,532.1	$2,147.2	18%
Percentage of total revenue	95%	96%		95%	96%
Services and support	48.4	38.3	26%	132.5	99.5	33%
Percentage of total revenue	5%	4%		5%	4%
Total revenue	$887.3	$851.7	4%	$2,664.6	$2,246.7	19%

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

Segment Information

	Three Months		Percent	Nine Months		Percent
	2008	2007	Change	2008	2007	Change
Creative Solutions	$493.6	$545.5	(10)%	$1,564.3	$1,328.5	18%
Percentage of total revenue	56%	64%		59%	59%
Knowledge Worker Solutions	218.0	176.8	23%	611.9	536.4	14%
Percentage of total revenue	25%	21%		23%	24%
Enterprise Solutions	65.5	50.6	29%	174.1	137.1	27%
Percentage of total revenue	7%	6%		7%	6%
Mobile and Device Solutions	27.5	13.0	112%	64.9	39.0	66%
Percentage of total revenue	3%	1%		2%	2%
Platform	31.6	18.7	69%	90.1	53.4	69%
Percentage of total revenue	3%	2%		3%	2%
Print Publishing	51.1	47.1	8%	159.3	152.3	5%
Percentage of total revenue	6%	6%		6%	7%
Total revenue	$887.3	$851.7	4%	$2,664.6	$2,246.7	19%

Revenue from Creative Solutions decreased $51.9 million during the three months ended August 29, 2008 as compared to the three months ended August 31, 2007. This decrease was driven largely by a 15% decline in Creative Suites related revenue, offset in part by an increase of approximately 10% in Photoshop revenue. Revenue from Creative Solutions increased $235.8 million during the nine months ended August 29, 2008 as compared to the nine months ended August 31, 2007.  This increase resulted from a 15% increase in Creative Suites revenue and a 23% increase in Photoshop revenue.

The year-over-year decrease in Creative Solutions revenue in the third quarter of fiscal 2008 was due primarily to the timing of the release of new product versions.  The year-over-year increase in Creative Solutions revenue during the first three quarters of fiscal 2008 was due to an increase in certain unit average selling prices offset by a slight decrease in the number of units sold as compared to the first three quarters of fiscal 2007.

Revenue from Knowledge Worker Solutions increased $41.2 million and $75.5 million during the three and nine months ended August 29, 2008, respectively, compared to the three and nine months ended August 31, 2007, primarily due to the successful launch of our Acrobat 9 family of products in the third quarter of fiscal 2008.  Additionally, revenue increased due to an increase in volume licensing by enterprise customers as well as increases in certain unit average selling prices and in the number of units sold for the three and nine months ended August 29, 2008 as compared to the three and nine months ended August 31, 2007.

Revenue from Enterprise Solutions increased $14.9 million and $37.0 million during the three and nine months ended August 29, 2008, respectively, compared to the three and nine months ended August 31, 2007. The increase was primarily due to a larger number of enterprise solution transactions at a higher average transaction size during both the three and nine months ended August 29, 2008 compared with the corresponding periods is in the prior fiscal year.

Revenue from Mobile and Device Solutions increased $14.5 million and $25.9 million during the three and nine months ended August 29, 2008, respectively, compared to the three and nine months ended August 31, 2007. The increase was primarily due to increased revenue from Flash Lite OEM licensing due to continued strong adoption of Flash enabled devices. On May 1, 2008, we announced the Open Screen Project.  The project aims to enable a consistent runtime environment that will remove barriers for developers and designers as they publish content and applications across desktops and consumer devices, including phones, MIDs and set top boxes.  As part of the project, we will be removing some restrictions on the use of some of our technology specifications and publishing several technology protocols.  We will also be removing the license fees on the next major releases of Adobe Flash Player and Adobe AIR for devices.  Accordingly, we expect revenue from Mobile and Device Solutions to decrease in the fourth quarter of fiscal 2008 as well as to continue to decrease following the next major release of these products scheduled for fiscal 2009.  We would expect this decrease to be offset in time by an increased demand for tooling products, server technologies, services and applications.

Revenue from Platform increased $12.9 million and $36.7 million during the three and nine months ended August 29, 2008, respectively, compared to the three and nine months ended August 31, 2007. The increase was primarily due to increased revenue from our Flex Builder, Flash Player and ColdFusion products.

Revenue from Print Publishing increased $4.0 million and $7.0 million during the three and nine months ended August 29, 2008, respectively, compared to the three and nine months ended August 31, 2007. The increase resulted principally from a slight increase in revenue associated with our legacy products.

Geographical Information

	Three Months		Percent	Nine Months		Percent
	2008	2007	Change	2008	2007	Change
Americas	$429.6	$400.7	7%	$1,210.3	$1,082.5	12%
Percentage of total revenue	49%	47%		46%	48%
EMEA	296.0	281.5	5%	914.5	708.1	29%
Percentage of total revenue	33%	33%		34%	32%
Asia	161.7	169.5	(5)%	539.8	456.1	18%
Percentage of total revenue	18%	20%		20%	20%
Total revenue	$887.3	$851.7	4%	$2,664.6	$2,246.7	19%

Overall revenue for the three and nine months ended August 29, 2008 increased when compared to the three and nine months ended August 31, 2007 primarily due to continued adoption of our CS3 and LiveCycle families of products and continued licensing of our Acrobat family of products – including the launch of our new Acrobat 9 products in the third quarter of fiscal 2008. Licensing of our Mobile and Device products and Platform products also contributed to the increase.

Revenue in the Americas increased $28.9 million and $127.8 million during the three and nine months ended August 29, 2008, compared to the three months and nine months ended August 31, 2007, due to solid demand, as well as strong licensing of our products in the education market and the Acrobat 9 product launch in the third quarter of fiscal 2008.

Revenue in EMEA increased $14.5 million and $206.4 million during the three and nine months ended August 29, 2008, respectively, compared to the three and nine months ended August 31, 2007. Additionally, revenue in EMEA measured in U.S. dollars increased approximately $28.7 million and $83.2 million during the three and nine months ended August 29, 2008, respectively, over the same reporting periods last year. Fluctuations in EMEA revenue during the three and nine months ended August 29, 2008 as compared to the same periods in fiscal 2007, were primarily attributable to favorable foreign exchange, a decline in CS revenue due primarily to the timing of the release of new product versions with our CS family of products and normal seasonal weakness in Europe during the third quarter of fiscal 2008.

Revenue in Asia decreased $7.8 million during the three months ended August 29, 2008 compared to the three months ended August 31, 2007, due primarily to the timing of the release of new product versions with our CS family of products and, to a lesser extent, normal seasonal weakness in Asia during the third quarter of fiscal 2008.  Revenue in Asia increased $83.7 million during the nine months ended August 29, 2008 compared to the nine months ended August 31, 2007.  The increase primarily resulted from licensing of our CS family of products, our LiveCycle products, and our Platform products. Additionally, revenue in Asia measured in U.S. dollars increased approximately $10.1 million and $32.0 million during the three and nine months ended August 29, 2008, respectively, over the same reporting periods last year.

Product Backlog

With regard to our product backlog, the actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects. Backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy.  We had minimal backlog at the end of the third quarter of fiscal 2008. The comparable backlog at the end of the second quarter of fiscal 2008 was approximately 4% of second quarter fiscal 2008 revenue.

Cost of Revenue for the Three and Nine Months Ended August 29, 2008 and August 31, 2007

	Three Months		Percent	Nine Months		Percent
	2008	2007	Change	2008	2007	Change
Product	$84.7	$69.0	23%	$202.7	$193.5	5%
Percentage of total revenue	10%	8%		8%	9%
Services and support	26.2	23.6	11%	73.5	62.6	17%
Percentage of total revenue	3%	3%		3%	3%
Total cost of revenue	$110.9	$92.6	20%	$276.2	$256.1	8%

Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue increased (decreased) due to the following:

	% Change 2007 to 2008 QTD	% Change 2007 to 2008 YTD
Amortization of acquired rights to use technology	42%	8%
Royalties for licensed technologies	2	4
Amortization of purchased intangibles	(10)	(10)
Localization costs related to our product launches	(14)	2
Various individually insignificant items	3	1
Total change	23%	5%

Amortization of acquired rights to use technology increased primarily due to the fact that we entered into certain technology licensing arrangements totaling $100.0 million during the third quarter of fiscal 2008. An estimated $56.0 million of this cost is related to future licensing rights and has been capitalized and will be amortized on a straight-line basis over the estimated useful lives up to nine years. Of the remaining costs, we estimated that approximately $27.2 million was related to historical use of licensing rights which was expensed as cost of sales, and the residual of $16.8 million was expensed as general and administrative costs.  In connection with these licensing arrangements, we have the ability to acquire additional rights to use technology in the future.  See Note 13 of our Notes to Condensed Consolidated Financial Statements for further information regarding our contractual commitments.

Amortization expense decreased during the three and nine months ended August 29, 2008 as compared to the three and nine months ended August 31, 2007, due to a decrease in amortization expense primarily associated with intangible assets purchased through the Macromedia acquisition.

Localization costs which are amortized over the product life cycle, decreased during the three months ended August 29, 2008 as compared to the three months ended August 31, 2007, primarily due to increased localization costs in the third quarter of fiscal 2007 associated with the release of the localized versions of our CS3 family of products.

Services and Support

Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased during the three and nine months ended August 29, 2008 as compared to the three and nine months ended August 31, 2007, primarily due to increases in compensation and related benefits driven by increases in headcount related to product support and utilization by customers of our consulting services.

Operating Expenses for the Three and Nine Months Ended August 29, 2008 and August 31, 2007

Research and Development, Sales and Marketing and General and Administrative Expenses

The increase in compensation costs for the three months ended August 29, 2008 is due to increased headcount in all functions. This increase is offset in part by a decrease in profit sharing and employee bonuses based on company performance to date, when compared to the three months ended August 31, 2007.

The increase in compensation costs for the nine months ended August 29, 2008 related to increases in headcount and stock-based compensation offset by decreases in profit sharing and employee bonuses based on company performance to date, when compared to the nine months ended August 31, 2007.

Research and Development

	Three Months		Percent	Nine Months		Percent
	2008	2007	Change	2008	2007	Change
Expenses	$170.1	$163.2	4%	$508.9	$450.4	13%
Percentage of total revenue	19%	19%		19%	20%

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased (decreased) due to the following:

	% Change 2007 to 2008 QTD	% Change 2007 to 2008 YTD
Compensation and related benefits associated with headcount growth	6%	8%
Compensation associated with incentive compensation and stock-based compensation	(2)	4
Various individually insignificant items	—	1
Total change	4%	13%

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

Sales and Marketing

	Three Months		Percent	Nine Months		Percent
	2008	2007	Change	2008	2007	Change
Expenses	$271.4	$251.2	8%	$813.4	$702.3	16%
Percentage of total revenue	31%	29%		31%	31%

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

Sales and marketing expenses increased (decreased) due to the following:

	% Change 2007 to 2008 QTD	% Change 2007 to 2008 YTD
Compensation and related benefits associated with headcount growth	5%	5%
Marketing spending related to product launches and overall marketing efforts to further increase revenue	3	5
Compensation associated with incentive compensation and stock-based compensation	(1)	5
Various individually insignificant items	1	1
Total change	8%	16%

General and Administrative

	Three Months		Percent	Nine Months		Percent
	2008	2007	Change	2008	2007	Change
Expenses	$97.2	$71.1	37%	$257.2	$201.0	28%
Percentage of total revenue	11%	8%		10%	9%

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

General and administrative expenses increased (decreased) due to the following:

	% Change 2007 to 2008 QTD	% Change 2007 to 2008 YTD
Allocation of costs associated with acquired rights to use technology	24%	8%
Compensation and related benefits associated with headcount growth	5	5
Professional and consulting fees	4	2
Compensation associated with incentive compensation and stock-based compensation	(1)	6
Various individually insignificant items	5	7
Total change	37%	28%

Allocation of costs associated with acquired rights to use technology increased primarily due to the fact that we entered into certain technology licensing arrangements totaling $100.0 million during the third quarter of fiscal 2008. An estimated $56.0 million of this cost is related to future licensing rights and has been capitalized and will be amortized on a straight-line basis over the estimated useful lives up to nine years. Of the remaining costs, we estimated that approximately $27.2 million was related to historical use of licensing rights which was expensed as cost of sales, and the residual of $16.8 million was expensed as general and administrative costs.  In connection with these licensing arrangements, we have the ability to acquire additional rights to use technology in the future.  See Note 13 of our Notes to Condensed Consolidated Financial Statements for further information regarding our contractual commitments.

Restructuring and Other Charges

	Three Months		Percent	Nine Months		Percent
	2008	2007	Change	2008	2007	Change
Expenses	$1.2	$0.6	100%	$2.6	$0.6	333%
Percentage of total revenue	*	*		*	*
_________________________________________

*	Percentage is not meaningful.

During the nine months ended August 29, 2008, there was an adjustment to previous estimates associated with closing redundant Macromedia facilities that were acquired through the acquisition. As of August 29, 2008, accrued restructuring charges related to the Macromedia acquisition totaled $15.0 million. We expect to pay this liability through fiscal 2011.

Amortization of Purchased Intangibles and Incomplete Technology

	Three Months		Percent	Nine Months		Percent
	2008	2007	Change	2008	2007	Change
Expenses	$17.0	$17.9	(5)%	$51.2	$54.5	(6)%
Percentage of total revenue	2%	2%		2%	2%

Amortization expense decreased during the three and nine months ended August 29, 2008 as compared to the three and nine months ended August 31, 2007, due to a decrease in amortization expense associated with intangible assets purchased through the Macromedia acquisition.  Additionally, included in the amortization of purchased intangibles and incomplete technology for the nine months ended August 31, 2007 was $1.5 million related to the write-off of in-process research and development from an acquisition that occurred during the second quarter of fiscal 2007.

Non-Operating Income for the Three and Nine Months Ended August 29, 2008 and August 31, 2007

	Three Months		Percent	Nine Months		Percent
	2008	2007	Change	2008	2007	Change
Interest and other income, net	$9.3	$22.7	(59)%	$34.8	$65.9	(47)%
Percentage of total revenue	1%	3%		1%	3%
Interest expense	(2.4)	—	*	(8.0)	(0.2)	*
Percentage of total revenue	*	*		*	*
Investment gains, net	2.1	(0.7)	(400)%	20.3	9.1	123%
Percentage of total revenue	*	*		1%	*
Total non-operating income	$9.0	$22.0	(59)%	$47.1	$74.8	(37)%
_________________________________________

*	Percentage is not meaningful.

Interest and Other Income, net

The largest component of interest and other income, net, was interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income, net also included foreign exchange gains and losses, including those from hedging revenue transactions primarily denominated in Japanese Yen and Euro currencies.

Interest and other income, net, decreased during the three and nine months ended August 29, 2008 as compared to the three and nine months ended August 31, 2007 primarily as a result of lower average invested balances due to cash used for our share repurchase programs and lower interest rates.  Additionally, during the nine months ended August 29, 2008, interest and other income, net included gains and losses on the sale or write-down for other-than-temporary impairment of fixed income investments.

Interest Expense

Interest expense for the three and nine months ended August 29, 2008, primarily represents interest associated with our credit facility. The outstanding balance as of August 29, 2008 was $350.0 million. Interest due under the credit facility is paid upon expiration of the LIBOR contract or at a minimum, quarterly.

Investment Gains, net

Investment gains, net, consist principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and gains and losses of Adobe Ventures. In the three and nine months ended August 29, 2008, investment gains, net, increased as compared to the three and nine months ended August 31, 2007 due primarily to gains from a direct investment.  Additionally, during the nine months ended August 29, 2008, we received cash and recognized a gain resulting from the expiration of the escrow period related to the sale of our investment in Atom Entertainment, Inc. that occurred during the fourth quarter of fiscal 2006.

Provision for Income Taxes for the Three and Nine Months Ended August 29, 2008 and August 31, 2007

	Three Months		Percent	Nine Months		Percent
	2008	2007	Change	2008	2007	Change
Provision	$36.9	$71.8	(49)%	$176.3	$154.9	14%
Percentage of total revenue	4%	8%		7%	7%
Effective tax rate	16%	26%		22%	24%

Our effective tax rate decreased approximately 10% and 2% during the three and nine months, respectively, ended August 29, 2008 as compared to the three and nine months ended August 31, 2007.  The decrease was primarily related to the completion in the third quarter of fiscal 2008 of a U.S. income tax examination covering our fiscal years 2001 through 2004, and to a lesser extent, stronger forecasted international profits for fiscal 2008 and lower foreign taxes on those forecasted profits.

LIQUIDITY AND CAPITAL RESOURCES

This data should be read in conjunction with the consolidated statements of cash flows.

	August 29, 2008	November 30, 2007
Cash, cash equivalents and short-term investments	$2,000.9	$1,993.9
Working capital	$1,855.5	$1,720.4
Stockholders’ equity	$4,371.4	$4,650.0

Summary of our cash flows:

	August 29, 2008	August 31, 2007
Net cash provided by operating activities	$942.9	$1,041.2
Net cash used for investing activities	(5.5)	(213.3)
Net cash used for financing activities	(747.7)	(1,042.6)
Effect of foreign currency exchange rates on cash and cash equivalents	(1.9)	1.5
Net increase in cash and cash equivalents	$187.8	$(213.2)

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll related expenses; general operating expenses including marketing, travel and office rent; and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and participation in the ESPP and another use of cash is our stock repurchase program, which is detailed below.

Cash Flows from Operating Activities

Net cash provided by operating activities of $942.9 million for the nine months ended August 29, 2008, was primarily comprised of net income plus the net effect of non-cash expenses. The primary working capital sources of cash were increases in net income and deferred revenue. Increases in deferred revenue related to maintenance and support from increased upgrade plans purchased were offset in part by decreases in deferred revenue related to royalties.

The primary working capital uses of cash were increases in receivables, prepaid expenses and other current assets coupled with decreases in income taxes payable, accrued expenses, trade payables and accrued restructuring costs. Accounts receivable increased primarily as a result of the timing of shipments during the third quarter of fiscal 2008 compared to the same reporting period in fiscal 2007.  Income taxes payable decreased primarily due to payments made as the result of the completion of a U.S. income tax examination covering our fiscal years 2001 through 2004. Accrued expenses decreased primarily due to payments for employee bonuses, profit sharing and an increase in employee stock purchases offset in part by increases in royalty accruals. Accrued restructuring costs decreased primarily due to payments of facility costs during the nine months ended August 29, 2008.

Cash Flows from Investing Activities

Net cash used for investing activities decreased from cash used for the nine months ended August 31, 2007 of $213.3 million to cash used in the nine months ended August 29, 2008 of $5.5 million. Uses of cash during the nine months ended August 29, 2008 primarily represented purchases of short-term investments, property and equipment and long-term investments and other assets. The uses associated with the purchase of long-term investments and other assets related primarily to cash paid for future licensing rights acquired through certain technology licensing arrangements totaling $56.0 million. As part of our lease extension for the Almaden Tower lease completed during the second quarter of fiscal 2007, we purchased a portion of the lease receivable totaling $80.4 million. We also completed two acquisitions for cash consideration of approximately $70.0 million during fiscal 2007.

These uses of cash were offset in part by maturities and sales of short-term investments and to a lesser extent, proceeds from the sale of equity securities.

Cash Flows from Financing Activities

Net cash used for financing activities decreased $294.9 million for a total of $747.7 million in the nine months ended August 29, 2008 as compared to cash used for the same period last year, primarily due to lower purchases of treasury stock when compared to the prior year (see sections entitled “Stock Repurchase Program I” and “Stock Repurchase Program II” discussed below), offset in part by proceeds related to the issuance of the treasury stock. Sources of cash during the nine months ended August 29, 2008 also included $450.0 million of proceeds from borrowings under our credit facility offset in part by repayments of $100.0 million on this credit facility.

We expect to continue our investing activities, including short-term and long-term investments and purchases of computer systems for research and development, sales and marketing, product support and administrative staff. Furthermore, cash reserves may be used to repurchase stock under our stock repurchase programs and to strategically acquire software companies, products or technologies that are complementary to our business. The Board of Directors has approved a facilities expansion for our operations in India, which may include the purchase of land and buildings. As previously disclosed, we plan to invest $100.0 million directly in venture capital, of which, approximately $27.5 million has already been spent. The remaining balance will be invested over the next three to five years.

Our existing cash, cash equivalents and investment balances may decline during the fourth quarter of fiscal 2008 and into fiscal 2009 in the event of a further weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. During the third quarter of fiscal 2007, we also increased our existing $500.0 million credit facility to $1.0 billion. The purpose of the credit facility is to provide backup liquidity for general corporate purposes including stock repurchases. In January 2008, we drew down $450.0 million under this facility, of which $350.0 million was outstanding as of August 29, 2008 and is included in long-term liabilities on our condensed consolidated balance sheet.

We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 43% of our consolidated invested balances during the third quarter of fiscal 2008. Within the U.S., the portfolio is invested primarily in money market funds for working capital purposes. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury securities. All investments are made according to policies approved by the Board of Directors.

Stock Repurchase Program I

To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and also enter into structured repurchases with third parties.

During the nine months ended August 29, 2008, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $325.0 million. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval, and the average VWAP of our stock during the interval less the agreed upon discount.

The prepayments were classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by August 29, 2008 are excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of August 29, 2008 under this program will expire on or before September 19, 2008. As of August 29, 2008 approximately $41.0 million of up-front payments remained under the agreements. During the nine months ended August 29, 2008, we repurchased 19.0 million shares at an average price per share of $37.12 through structured repurchase agreements which included prepayments from fiscal 2007.

During the nine months ended August 29, 2008, we also repurchased 0.75 million shares at an average price of $39.19 in open market transactions.

Subsequent to August 29, 2008, we entered into additional structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $200.0 million. This amount will be classified as treasury stock on our balance sheet. See Notes 10 and 17 of our Notes to Condensed Consolidated Financial Statements for further discussion of our stock repurchase programs.

Stock Repurchase Program II

Under this stock repurchase program, we had authorization to repurchase 50.0 million shares of our common stock. During the third quarter of fiscal 2008, the remaining authorized number of shares were repurchased. From the inception of the 50.0 million share authorization under this program, we provided prepayments of $1.9 billion under structured share repurchase agreements to large financial institutions. During the nine months ended August 29, 2008, we provided prepayments of $1.0 billion and repurchased 31.9 million shares under these structured agreements at an average price of $37.15. As of August 31, 2007, we had provided prepayments of $850.0 million and repurchased 12.9 million shares through structured share repurchase agreements at the average price of $39.94. Approximately $333.4 million of up-front payments remained as of August 31, 2007.

During the nine months ended August 29, 2008, we also repurchased 0.5 million shares at an average price of $39.79 in open market transactions.

Refer to Part II, Item 2 in this report for share repurchases during the quarter ended August 29, 2008.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of August 29, 2008 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 13 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

Contractual Commitments

With the exception of our adoption of FIN 48, borrowings under our credit facility and entering into a certain technology license arrangement, there have been no other significant changes in our contractual commitments during the nine months ended August 29, 2008 as compared to the contractual commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2007.

As of August 29, 2008, the principal outstanding under the credit facility was $350.0 million which is due in full no later than February 16, 2013. Interest associated with this facility cannot be estimated with certainty by period throughout the term since it is based on a fluctuating interest rate calculation.

As a result of adopting FIN 48, we reclassified $197.7 million from current income taxes payable to long-term income taxes payable related to unrecognized tax benefits.

The gross liability for unrecognized tax benefits at August 29, 2008 was $155.8 million, exclusive of interest and penalties.  The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues with the IRS and other examinations could be resolved within the next 12 months, based upon the current facts and circumstances, we cannot estimate the timing of such resolution or range of potential changes as it relates to the unrecognized tax benefits that are recorded as part of our financial statements.

As discussed in Note 4 of our Notes to Condensed Consolidated Financial Statements, during the third quarter of fiscal 2008, we entered into an agreement to license certain technology. This agreement also provides us the ability to acquire rights to intellectual property in the future. Minimum fees associated with this arrangement range between approximately $1.0 million and $1.5 million per year through May 2028 for minimum fees in the aggregate, of approximately $25.0 million.

Lease Commitments

Two of our lease agreements discussed in Note 13 of our Notes to Condensed Consolidated Financial Statements are subject to standard financial covenants. As of August 29, 2008, we were in compliance with all of our financial covenants and we expect to remain in compliance during the next 12 months. We believe these limitations will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002 must be recognized as a liability on our consolidated balance sheet. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of August 29, 2008, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $3.0 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no significant changes in our market risk exposures for the three and nine months ended August 29, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of August 29, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended August 29, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The markets for our products are characterized by intense competition, evolving industry standards and business models, rapid software and hardware technology developments and frequent new product introductions. Our future success will depend on our ability to enhance our existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models and other technological changes. For example, Microsoft Windows Vista operating system which contains a fixed document format, XPS, competes with Adobe PDF. Additionally, Microsoft Office 2007, which offers a feature to save Microsoft Office documents as PDF files through a freely distributed plug-in, competes with Adobe PDF creation (Microsoft has announced that it will add support for PDF directly in its Office products beginning in 2009. Microsoft Expression Studio competes with our Adobe Creative Suite products and Microsoft Silverlight and Visual Studio, web development tools for rich internet applications, compete with Adobe Flash and Adobe Flex. Google’s new web browser, Google Chrome, may end up including technologies that compete with Adobe Flash and Adobe AIR. In addition, companies, such as Google, Sun, Apple and Microsoft, may introduce competing software offerings for free or “open source” vendors may introduce competitive products. For example, Microsoft made available Microsoft Expression Studio free of charge to students. If these competing products achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of our Annual Report on Form 10-K for fiscal 2007.

If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.

We are devoting significant resources to the development of technologies and service offerings where we have a limited operating history, including the enterprise and government markets, the mobile and device markets and software as service offerings. In the enterprise and government markets, we intend to increase our focus on vertical markets such as education, financial services, manufacturing, and the architecture, engineering and construction markets and horizontal markets such as training and marketing. These new offerings and markets require a considerable investment of technical, financial and sales resources, and a scalable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the enterprise and government markets and the mobile and device markets, and greater sales and marketing resources. In the mobile and device markets, our intent is to partner device makers, manufacturers and telecommunications carriers to embed our technology on their platforms, and in the enterprise and government market our intent is to form strategic alliances with leading enterprise and government solutions and service providers to provide additional resources to further enable penetration of such markets. If we are unable to successfully enter into strategic alliances with device makers, manufacturers, telecommunication carriers and leading enterprise and government solutions and service providers, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted. Another development is the software as a service business model, by which companies provide applications, data and related services over the Internet. Providers use primarily advertising or subscription-based revenue models. Recent advances in computing and communications technologies have made this model viable and could enable the rapid growth of some of our competitors. We are exploring the deployment of our own software as a service strategies, but may not be able to develop the infrastructure and business models as quickly as our competitors. It is uncertain whether these strategies will prove successful. Additionally, from time to time we “open source” certain of our technology initiatives, provide broader open access to certain of our technology, such as our recently announced Open Screen Project and release selected technology for industry standardization. These changes may have negative revenue implications and make it easier for our competitors to produce products similar to ours, and if we are unable to respond to these competitive threats, our business could be harmed.

If we fail to anticipate and develop new products and services in response to changes in demand for application software and software delivery, computers, printers, or other non PC-devices, our business could be harmed.

Any failure to anticipate changing customer requirements and develop and deploy new products in response to changing market conditions may have a material impact on our results of operations. We plan to release numerous new product offerings and employ new software delivery methods in connection with our transition to new business models. Market acceptance of these new product and service offerings will be dependent on our ability to include functionality and usability in such releases that address certain customer requirements with which we have limited prior experience. To the extent we incorrectly estimate customer requirements for such products or services or if there is a delay in market acceptance of such products or services, our business could be harmed. Additionally, customer requirements for “open standards” or “open source” products could impact adoption or use with respect to some of our products.

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

We distribute our application products through distributors, resellers, OEMs, retailers and increasingly systems integrators, ISVs and VARs (collectively referred to as “distributors”). A significant amount of our revenue for application products is from two distributors, Ingram Micro, Inc. and Tech Data Corporation which represented 20% and 9% of our net revenue for the third quarter of fiscal 2008, respectively. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and Tech Data and their subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In the third quarter of fiscal 2008, no single agreement with these distributors was responsible for over 10% of our total net revenue. If any one of our agreements with these distributors were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.

Our distributors also sell our competitors’ products, and if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. We also distribute some products through our OEM channel, and if our OEM partners decide not to bundle our applications on their devices, our results could suffer. In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Some of these distributors may be unable to withstand adverse changes in business conditions. Our business could be harmed if the financial condition of some of these distributors substantially weakens and we were unable to timely secure a replacement distributor.

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

We generate over 50% of our total revenue from sales to customers outside of the Americas. Sales to these customers subject us to a number of risks, including:

•	foreign currency fluctuations;

•	changes in government preferences for software procurement;

•	international economic and political conditions;

•	unexpected changes in, or impositions of, international legislative or regulatory requirements;

•	failure of foreign laws to protect our intellectual property rights adequately;

•	inadequate local infrastructure;

•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;

•	transportation delays;

•	the burdens of complying with a variety of foreign laws, including consumer and data protection laws; and

•	other factors beyond our control, including terrorism, war, natural disasters and diseases.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), (“SFAS 141R”), “Business Combinations”, which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are in the process of evaluating the impact of the pending adoption of Statement 141R. We currently believe that the adoption of Statement 141R will result in the recognition of certain types of expenses in our results of operations that we currently capitalize pursuant to existing accounting standards and may also impact our financial statements in other ways.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

Under GAAP, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations. For example, our Mobile and Device Solutions segment, which primarily consists of assets acquired in the Macromedia acquisition, is in an emerging market with high growth potential. We recently announced the Open Screen Project. As part of the project, we will be removing the license fees on the next major releases of Adobe Flash Player and Adobe AIR for devices. Accordingly, we would expect revenue from this segment to decrease following the next major release of these products scheduled for fiscal 2009. Although we would expect this decrease to be offset in time by an increased demand for tooling products, server technologies, hosted services and applications, if future revenue or revenue forecasts for this segment do not meet our expectations, we may be required to record a charge to earnings reflecting an impairment of this recorded goodwill or intangible assets.

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

In addition, we are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examination. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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

Our cash equivalent and short-term investment portfolio as of August 29, 2008 consisted of US treasury securities, bonds of government agencies, obligations of foreign governments, corporate bonds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of August 29, 2008, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market mutual funds was immaterial. As of August 29, 2008, we had no impairment charge associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the quarter ended August 29, 2008. See Notes 10 and 17 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase programs.

Plan/Period(1)	Shares Repurchased(2)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be repurchased as of May 30, 2008			140,020,904	(3)
May 31—June 27, 2008
From employees(4)	7	$42.71
Structured repurchases	401,563	$41.02
June 28—July 25, 2008
From employees(4)	27	$39.80
Structured repurchases	1,065,131	$39.13
Open market repurchases	750,000	$39.19
July 26—August 29, 2008
Structured repurchases	989,539	$42.40
Adjustments to repurchase authority for net dilution	—		6,208,888	(5)
Total shares repurchased	3,206,267		(3,206,267)
Ending shares available to be repurchased under Program I as of August 29, 2008			143,023,525	(6)

Stock Repurchase Program II
Beginning shares available to be repurchased as of May 30, 2008			456,361
June 28—July 25, 2008
Open market repurchases	456,361	$39.79
Total shares repurchased	456,361		(456,361)
Ending shares available to be repurchased under Program II as of August 29, 2008			0
_________________________________________

(1)	Stock Repurchase Program I

In December 1997, our Board of Directors authorized Stock Repurchase Program I which is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time.

Stock Repurchase Program II

In April 2007, our Board of Directors authorized Stock Repurchase Program II which was not subject to expiration. Under Stock Repurchase Program II, we had authorization to repurchase in aggregate up to 20.0 million shares of our common stock. In November 2007, the Board of Directors approved a 30.0 million share increase to Stock Repurchase Program II. This increased the authorization under this program from the original 20.0 million shares to 50.0 million shares. During the third quarter of fiscal 2008, the remaining authorized number of shares were repurchased.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Bylaws	8-K	1/15/08	3.1

3.2	Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	7/16/01	3.6

3.2.1	Certificate of Correction of Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	4/11/03	3.6.1

3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/08/03	3.3

4.1	Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-K	7/03/00	1

4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-A/2G/A	5/23/03	7

10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6

10.2	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/4/08	10.2

10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-Q	7/3/08	10.3

10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40

10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	1/24/08	10.5

10.6	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6

10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37

10.10	2003 Equity Incentive Plan, as amended and restated*	DEF 14A	2/27/08	Appendix A

10.11	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	4/4/08	10.11

10.12	Form of Indemnity Agreement*	10-Q	5/30/97	10.25.1

10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/07/04	10.14

10.15	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

10.16	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.17	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999	10-K	3/30/00	10.23

10.18	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000	10-Q	8/14/00	10.3

10.19	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/4/08	10.19

10.20	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	4/4/08	10.20

10.21	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/07/04	10.11

10.22	2008 Executive Officer Annual Incentive Plan*	8-K	1/30/08	10.4

10.23	2005 Equity Incentive Assumption Plan, as amended*	10-Q	4/4/08	10.23

10.24	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	10-Q	4/4/08	10.24

10.25	Allaire Corporation 1997 Stock Incentive Plan*	S-8	03/27/01	4.06

10.26	Allaire Corporation 1998 Stock Incentive Plan*	S-8	03/27/01	4.07

10.27	Allaire Corporation 2000 Stock Incentive Plan*	S-8	03/27/01	4.08

10.28	Andromedia, Inc. 1996 Stock Option Plan*	S-8	12/07/99	4.07

10.29	Andromedia, Inc. 1997 Stock Option Plan*	S-8	12/07/99	4.08

10.30	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09

10.31	ESI Software, Inc. 1996 Equity Incentive Plan*	S-8	10/18/99	4.08

10.32	eHelp Corporation 1999 Equity Incentive Plan*	S-8	12/29/03	4.08

10.33	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.34	Bright Tiger Technologies, Inc. 1996 Stock Option Plan*	S-8	03/27/01	4.11

10.35	Live Software, Inc. 1999 Stock Option/Stock Issuance Plan*	S-8	03/27/01	4.10

10.36	Macromedia, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.07

10.37	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	08/03/01	10.01

10.38	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	08/10/05	4.08

10.39	Form of Macromedia, Inc. Stock Option Agreement*	S-8	08/10/05	4.09

10.40	Middlesoft, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.09

10.41	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.42	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/08/05	10.01

10.43	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.1

10.44	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.45	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.46	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.47	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.1

10.48	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.2

10.49	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3

10.50	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4

10.51	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.52	First Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of February 11, 2008*	8-K	2/13/08	10.1

10.53	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	8-K	2/13/08	10.2

10.54	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.55	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

10.56	Credit Agreement, dated as of February 16, 2007, among Adobe Systems Incorporated and Certain Subsidiaries as Borrowers; BNP Paribas, Keybank National Association, and UBS Loan Finance LLC as Co-Documentation Agents; JPMorgan Chase Bank, N.A. as Syndication Agent; Bank of America, N.A. as Administrative Agent and Swing Line Lender; the Other Lenders Party Thereto; and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	8/16/07	10.1

10.57	Amendment to Credit Agreement, dated as of August 13, 2007, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	8/16/07	10.2

10.58	Second Amendment to Credit Agreement, dated as of February 26, 2008, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	2/29/08	10.1

10.59	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.60	Form of Director Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	7/3/08	10.60

10.61	Form of Director Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	10-Q	7/3/08	10.61

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†	X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†	X

100.INS	XBRL Instance††	X

100.SCH	XBRL Taxonomy Extension Schema††	X

100.CAL	XBRL Taxonomy Extension Calculation††	X

100.LAB	XBRL Taxonomy Extension Labels††	X

100.PRE	XBRL Taxonomy Extension Presentation††	X

100.DEF	XBRL Taxonomy Extension Definition††	X
_________________________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.17 and 10.18 are to filings made by the Allaire Corporation. References to Exhibits 10.25 through 10.42 are to filings made by Macromedia, Inc.

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

Date: October 2, 2008

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