Form 10-K
period 2008-11-28
ADOBE SYSTEMS INC
filed 2009-01-23
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 28, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 0-15175
_________________________

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
_________________________

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on May 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $20,399,247,623 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 16, 2009, 524,035,626 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended November 28, 2008, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Item 1A, Risk Factors. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed in 2009. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1.  BUSINESS

Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of creative, business and mobile software and services used by creative professionals, knowledge workers, consumers, original equipment manufacturer (“OEM”) partners, developers and enterprises for creating, managing, delivering and engaging with compelling content and experiences across multiple operating systems, devices and media. We distribute our products through a network of distributors, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”) and OEMs, direct to end users and through our own Web site at www.adobe.com. We also license our technology to hardware manufacturers, software developers and service providers, and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia. Our software runs on personal computers with Microsoft Windows, Apple Mac OS, Linux, UNIX and various non-PC platforms, depending on the product.

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

Today, through the delivery of powerful design, imaging and publishing software for print, Web, mobile and dynamic media production, and by delivering a technology platform, we help people express, share, manage and collaborate on their ideas in imaginative and meaningful new ways.

Our strategy is to address the needs of a variety of customers which include creative professionals—graphic designers, Web designers, videographers, photographers and professional publishers; knowledge workers—teams of workers who share and collaborate on high-value information; enterprise users—IT managers, line of business managers and executives; high-end consumers—digital imaging and digital video hobbyists and enthusiasts; application developers and OEM partners—mobile device manufacturers, printer manufacturers, Internet service providers and developers.

We execute against this strategy by delivering products that support industry standards and can be deployed across multiple computing environments. We also leverage the broad reach of our ubiquitous client technologies including our universal Adobe Reader, and our Adobe Flash Platform which enables the development of products and solutions that dramatically improves how businesses and governments engage with their customers, employees and constituents.  Our Adobe Flash Platform includes our broadly deployed Adobe Flash Player and our Adobe AIR software which enables developers to build and deploy rich media and Internet applications to client devices.  Together, these client technologies allow users of our products and technologies to ensure reliable, secure and rich application experiences across devices, browsers and operating systems.

PRODUCTS AND SERVICES OVERVIEW

In fiscal 2008, we categorized our products and services into the following businesses: Creative Solutions, Business Productivity Solutions, Mobile and Device Solutions and Other.  We further broke our Business Productivity Solutions business into two reported segments:  Knowledge Worker and Enterprise.  We also broke our Other business into two reported segments:  i) Platform and ii) Print and Publishing.

Effective in the first quarter of fiscal 2009, we modified our segment reporting.  Our Creative Solutions segment and our Business Productivity Solutions business that is reported in two segments (Knowledge Worker and Enterprise), continue to be reported as they were in fiscal 2008.  Our Mobile and Device Solutions business, which was moved into our Platform business unit, will be reported as part of the Platform segment.

Accordingly, our five fiscal 2009 business segments are as follows:  Creative Solutions, Knowledge Worker, Enterprise, Platform, and Print and Publishing. This overview, organized by these segments, combines an explanation of our various market opportunities with a summary of our fiscal 2008 results and a discussion of our strategies to address our market opportunities in fiscal 2009 and beyond.

Creative Solutions Segment

Creative Solutions Market Opportunity

Our Creative Solutions segment focuses primarily on the needs of the creative professional customer. Creative professionals include graphic designers, production artists, Web designers and developers, user interface designers, writers, videographers, photographers and prepress professionals.  They use and rely on Adobe’s solutions for professional publishing, Web design and development, professional photography, video production, animation and motion graphic production and printing visually rich information.

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

Our offerings in the Creative Solutions market extend to real-time rich media solutions which give business users the control to upload, manage, enhance and publish dynamic rich content with minimal IT support.  Our offerings also extend to the delivery of rich media through streaming media and a flexible development environment for creating and delivering innovative, interactive media applications.  Our media products and services enable broadcasters, events organizers and marketers to reach the broadest possible audience via our rich Flash Platform.

As technology continues to improve, the market dynamics for these creative professionals continue to evolve. Due to the constantly changing ways in which people choose to receive information, creative professionals look to their software tools as a means to make their information impactful and to repurpose content across a variety of media and applications. They desire greater efficiency from the software they use to streamline their publishing and content creation workflows and to effectively manage their assets. They also look for new and innovative ways to deliver their content and information to hand-held devices such as mobile handsets and consumer electronic devices.

Creative professional customers license upgrades and new units of our Creative Solutions products due to the high degree of innovative new features and significant productivity gained through their use. They also frequently purchase license upgrades and new units of these products when they buy new computers, or migrate to new or updated operating systems.

In addition, knowledge workers in enterprises, educators in schools and universities, and hobbyists at home license our Creative Solutions products. Knowledge workers desire professional-quality products to accomplish tasks such as creating visually-rich sales presentations, engineering or architectural proposals, real estate flyers and school year books. Educators utilize our solutions to educate future creative professionals, as well as create their course content and online eLearning-based lessons.  Hobbyists use our tools to create distinctive online communications and photo albums, community newsletters, Web blogs, animations, videos and Web sites for family, friends or community organizations.

With the increasing use of the Web as a means for marketing and advertising, we believe a key driver of our Creative Solutions business will also be the growing amount of Web site and mobile device content created by our customers to deliver impactful and compelling Web-based experiences for their constituents.

Another driver of our Creative Solutions business is the growth in the use of digital devices such as digital cameras, digital video cameras, multimedia-enabled computers, DVD players, scanners, Web-capable image and video-enabled handheld devices, cellular phones, gaming consoles and other non-PC Internet-connected devices. In addition, faster Internet broadband speeds make the Web a viable platform for the delivery of rich media, especially digital video. In turn, the growth in the use of high definition (“HD”) televisions and video is driving the need for HD-enhanced video tools to produce HD content for movies and commercial television, as well as the need to deliver or repurpose this content to be viewed on the Web.

As the use of digital photography and digital videography grows, we believe creative professionals and professional photographers throughout the world will continue to require software solutions to edit, enhance and manage their digital photographs and digital videos.  Increasingly, we expect these users to desire software solutions which leverage the Web as a platform to deliver the capabilities of some or all of the features they desire in desktop software.  In addition, we believe creative professionals and Web developers are increasing their use of digital video streams over the Web to create more compelling Web sites. We believe professional videographers are upgrading their systems to support HD video content creation, enhancement and delivery. We also believe hobbyists will use, with more frequency, digital imaging and digital video software and online hosted software services as they purchase more affordable digital cameras and digital video cameras.

Creative Solutions Business Summary

In fiscal 2008, we maintained our focus on driving adoption of our creative products which achieved record revenue in fiscal 2008 and collectively represented a majority of our overall revenue in the year.  During the first three quarters of the year, a key focus in our Creative Solutions business was on marketing and licensing Adobe Creative Suite version 3 (“CS3”) family of products.  Our CS3 family of products, which first shipped in fiscal 2007, incorporated Adobe technologies used by creative professionals into six Creative Suite editions and thirteen individual creative products, providing offerings for the various creative disciplines our customers desire.  These disciplines include end-user markets such as interactive design for print and Web, as well as rich media and digital video creation.  Licensing of CS3 products was solid during this time period, despite uncertain global economic conditions in our end-user markets.

In the fourth quarter of fiscal 2008, we introduced the successor to our CS3 family of products, Adobe Creative Suite version 4 (“CS4”) family of products.  The CS4 family of products includes six Creative Suite editions, thirteen individual creative products and seven services which enhance the overall capabilities of the product family.  Innovations in our CS4 family of products include enhanced features which allow users to work more efficiently, improved product integration among the various technologies within the Creative Suite products, better integrated workflow and collaboration capabilities, and significant performance improvements.  Our CS4 family of products launch included new versions of our individual creative products such as Adobe After Effects, Adobe Contribute, Adobe Dreamweaver, Adobe Encore, Adobe Fireworks, Adobe Flash Professional, Adobe InCopy, Adobe InDesign, Adobe Illustrator, Adobe Photoshop, Adobe Photoshop Extended, Adobe Premiere Pro and Adobe Soundbooth. Services include Adobe ConnectNow from Acrobat.com, Adobe Community Help, Adobe InContext Editing (ICE), Adobe Kuler, Adobe Media Player, Resource Central and Adobe Bridge Home. In addition to licensing the Creative Suite editions noted above, customers also license these individual products.  Product reviews and general industry commentary for our new CS4 family of products was positive.  However, we believe the global financial crisis and the general macro economic environment caused end-user demand for our new CS4 family of products to be weaker than we expected in the fourth quarter.

During the year, with both the CS3 and CS4 family of products, we also maintained our focus on meeting the digital imaging and video software needs of professional photographers, professional videographers, business users and hobbyists.  Adobe Photoshop is an essential tool in these customers’ workflows and they rely on Adobe’s digital imaging and video editing solutions to create and enhance many of the pictures and video we see everyday in print, on television, in movies and on the Web.  Combined, Photoshop, Photoshop Extended Edition and Photoshop Lightroom achieved strong market adoption and revenue results during the year.

In the dynamic media market, which includes users who require new and advanced digital video and animation technologies, we continued to focus on driving adoption of our new digital video-based technologies. In addition to our new versions of our dynamic media authoring tools that launched in the fourth quarter,  we released Adobe Flash Media Server 3 (“FMS”) in early 2008 which provides improved streaming capabilities, performance improvements and enhanced digital rights management capabilities.  The launch of FMS, which is licensed either directly by our customers or licensed through our Flash Video Streaming Service via Content Delivery Network (“CDN”) partners such as Akamai and Limelight, helped to accelerate broad adoption of Flash Video (“FLV”), the video file format compatible with Adobe Flash Player as the preferred format for delivery of digital video via the Web.  Because of the broad reach and ubiquity of our Flash client technologies, the growing adoption of our authoring tools and our video delivery capabilities via our Flash Player, it is estimated by the research agency comScore that more than 80% of worldwide video watched online is now in FLV format.

In the professional page layout market, we continued to drive market share gains during the year with our Adobe InDesign product. In addition to success with our stand-alone desktop version, we also saw the InDesign ecosystem continue to grow in fiscal 2008—our software and systems integrator partners successfully deployed new innovative workflow solutions based on InDesign and InDesign Server within enterprise-class newspaper, magazine and book publishing systems.  Similarly, in the Web layout and Web development markets, and in the illustration markets, we achieved strong revenue results driven respectively by the delivery of new versions of our Adobe Dreamweaver and Adobe Illustrator products.

Our Scene7 business, which provides businesses with an easy-to-use Web-based system to upload, manage, enhance and publish dynamic rich content, achieved strong year-over-year growth based on accelerated customer adoption of our solution.  To enhance our global Scene7 capabilities, in the fourth quarter of fiscal 2008 we acquired YaWah ApS, a European dynamic imaging software provider based in Denmark.

During the fourth quarter of fiscal 2008, we released version 7.0 of our Adobe Photoshop Elements software which is our digital imaging application targeted for amateur photographers and digital imaging hobbyists. In the same quarter, we released version 7.0 of Adobe Premiere Elements software which is our video editing software that can be used by hobbyists to enhance and share their digital video memories on DVDs. We also released a software bundle that includes the new versions of Adobe Photoshop Elements and Adobe Premiere Elements to target hobbyists who desire both applications in one affordable package. These new hobbyist product releases helped to generate record revenue in this product category during the year and contributed year-over-year revenue growth to our overall creative business.

Creative Solutions Business Strategy

In fiscal 2009, our Creative Solutions strategy will continue to focus on driving revenue growth and increasing market share of our products through the delivery of comprehensive software solutions that meet the evolving needs of our customers. To help drive this strategy, we will continue to market the benefits of our Creative Suite family of products while our engineering teams work on future product versions with a focus on improved integration between our products, as well as enhanced functionality and more efficient collaboration and workflow capabilities.

We believe that, while many of our customers have made the switch to our Creative Suite editions from individual creative products, there still remains a large opportunity to migrate customers from individual products to Creative Suite editions – particularly in emerging markets and other large geographic markets outside the United States where editions of our Creative Suite penetration is lower.  We also believe that some creative customers will continue to remain as users of the individual applications – and over time, there continues to exist an opportunity of upgrading these existing individual users to newer versions of the individual applications they regularly use.

As we update the capabilities of our creative solutions, we will continue to market the benefits of newer versions of our Creative Suite family of products to existing users to drive upgrades. We also will market the features of these products to new users of creative applications — those who aspire to be creative professionals, or those at home or at work who wish to use the professional-level capabilities of our solutions, but are not trained creative professionals.

We intend to continue our efforts to be the recognized market leader in the professional page layout, Web layout and illustration software markets. In page layout, we will continue to add new features to our InDesign product with a focus on cross-media publishing workflows, as well as continue to enhance its integration with other products print professionals utilize in their workflows. In Web layout, we strive to continue to redefine the Web experience by offering the most feature-rich, market-leading solutions for Web site design and development with our Dreamweaver and Flash offerings.  In illustration, we will continue to innovate and develop new capabilities which we believe will preserve our Illustrator product as a leading graphics creation solution.

We plan to continue to work on enhancements for our Photoshop and Photoshop Extended product offerings to meet the evolving needs of professional photographers, creative professional customers (including graphic designers, Web designers and video producers) and imaging enthusiasts to drive upgrades and new user adoption. We also plan to add new capabilities to Adobe Photoshop Lightroom, our digital photography workflow tool for professional photographers. In addition, we continue to believe many customers will license the Photoshop product capabilities via our Creative Suite editions as opposed to licensing individual creative products.

With our set of professional digital video and motion graphic products, we strive to provide the market-leading, end-to-end digital video, motion graphic and animation platform for our customers. To grow this business, we will continue to market the advanced features, the cross-platform and cross-device capabilities, and the workflow benefits of this platform to creative professionals and videographers in the film, broadcast, corporate and event videography market segments.  We are also enhancing our FMS solution to deliver the highest quality video streaming capability and we are working with partners to deliver integrated video systems and video delivery services. With broad adoption of Adobe Flash Player and its high-quality video playback features, we will continue to work on advancing our seamless video authoring-to-playback workflow capability for those wishing to provide a rich video experience on the Web and to mobile devices.

To further our initiatives in digital video and motion graphics, we intend to extend our leadership position in Web video by continuing to support and drive the improvement of industry standards, as well as innovate and implement new content creation and delivery capabilities in our dynamic media products and Adobe Flash Player.  By focusing on the end-to-end video workflow needs of our customers, we believe we are uniquely positioned to provide the best solution for the creation and delivery of high-quality Web video content.  In addition, as the number of hobbyists desiring easy-to-use video editing solutions grows, we intend to enhance the video editing and DVD creation capabilities of our Adobe Premiere Elements and Adobe Premiere Express products for the sharing of digital video memories.

With our Scene7 solutions, we intend to market their capabilities to help customers automate the production and availability of rich media experiences, including zoom, dynamic sizing, personalization and interactive dynamic product catalogs.   In addition, we believe Scene7 will help Adobe build a robust Internet infrastructure, allowing us to further develop Scene7’s brand-name customer list and accelerate the online availability of Adobe technologies used by millions of creative professional and hobbyist users.

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

Adobe Creative Suite Design Premium—an integrated software solution that creative professionals can use as a platform for print, Web and mobile content publishing; combines Adobe Acrobat Pro, Adobe Dreamweaver, Adobe Flash Professional, Adobe Illustrator, Adobe InDesign and Adobe Photoshop Extended technologies with file management and integration technology called Version Cue, a file management and control center called Adobe Bridge, a tool used to produce innovative and compelling content for a broad range of mobile phones and consumer electronics devices called Adobe

Device Central, and Adobe Acrobat Connect Web conferencing software that enables users to instantly communicate and collaborate through easy-to-use, easy-to-access online personal meeting rooms.

Adobe Creative Suite Design Standard—an integrated software solution that creative professionals can utilize for professional design and print production, page layout, image editing, illustration and Adobe PDF workflows; combines Adobe Acrobat Pro, Adobe Illustrator, Adobe InDesign and Adobe Photoshop technologies, Version Cue, Adobe Bridge, Adobe Device Central and Adobe Acrobat Connect Web conferencing software.

Adobe Creative Suite Master Collection—an integrated software solution which provides all the tools creative professionals require to create content for every design discipline in one offering; provides capabilities for professional page layout, image editing, vector illustration, print production, Web site design/development, rich interactive content creation, visual effects and motion graphics, video capture/editing/production, DVD titling and digital audio production; includes Adobe Acrobat Pro, Adobe After Effects Professional, Adobe Contribute, Adobe Dreamweaver, Adobe Encore, Adobe Fireworks, Adobe Flash Professional, Adobe Illustrator, Adobe InDesign, Adobe Photoshop Extended, Adobe Premiere Pro and Adobe Soundbooth technologies, Version Cue, Adobe Bridge, Adobe Device Central, Adobe Acrobat Connect and Adobe Dynamic Link which enables intermediate rendering for a smoother workflow between video production tools.

Adobe Creative Suite Production Premium—an integrated software solution that provides creative professionals a complete post-production solution consisting of video, audio and design tools that can be utilized to create and deliver content to film, video, DVD, Blu-ray Disc, the Web and mobile devices; combines Adobe After Effects Professional, Adobe Encore, Adobe Flash Professional, Adobe Illustrator, Adobe Photoshop Extended, Adobe Premiere Pro and Adobe Soundbooth technologies, Version Cue, Adobe Bridge, Adobe Device Central, Adobe Acrobat Connect Web conferencing software and Adobe Dynamic Link.

Adobe Creative Suite Web Premium—an integrated software solution that provides creative professionals a complete solution for creating interactive Web sites, applications, user interfaces, presentations, mobile device content and other digital experiences; allows users to prototype Web projects, design Web site assets, build Web experiences and efficiently maintain and update Web content; combines Adobe Acrobat Pro, Adobe Contribute, Adobe Dreamweaver, Adobe Fireworks, Adobe Flash Professional, Adobe Illustrator and Adobe Photoshop Extended technologies, Version Cue, Adobe Bridge, Adobe Device Central, Adobe Acrobat Connect Web conferencing software and Adobe Dynamic Link.

Adobe Creative Suite Web Standard—an integrated software solution that provides a basic toolkit for Web designers and developers to prototype, design, develop and maintain Web sites, Web applications, interactive Web experiences and mobile content; combines Adobe Contribute, Adobe Dreamweaver, Adobe Fireworks and Adobe Flash Professional technologies, Version Cue, Adobe Bridge, Adobe Device Central and Adobe Acrobat Connect Web conferencing software.

Adobe Dreamweaver—a professional software development application used by designers and developers to create a broad range of Web solutions for publishing online commerce, customer service and online educational content; includes capabilities for visually designing HTML pages, coding HTML and application logic and working with application server technologies.

Adobe Encore—professional DVD authoring and creation software; provides a comprehensive set of design tools and integration with other Adobe software to create a streamlined DVD creation workflow; provides ability to output projects to recordable DVD formats including Blu-ray, ensuring a wide degree of playback compatibility.

Adobe Fireworks—a professional graphics design tool that allows users to rapidly prototype and design Web sites and Web application interfaces while giving professional designers and developers tools for creating images that can be deployed to Web browsers, Adobe Flash Player and Adobe AIR; integrates with Adobe Dreamweaver, Adobe Flash and Adobe Photoshop, and supports Adobe AIR application development.

Adobe Flash Media Interactive Server—a new configuration of our streaming media capabilities to deliver secure, high-quality video on demand, video blogging and messaging, Web conferencing and live video capabilities that can be viewed via Adobe Flash Player and Adobe AIR; provides a flexible development environment for creating and delivering interactive media applications; utilized by many industries, including media and entertainment, telecommunications, advertising, government and education.

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

Adobe Graphics Server—imaging server software used to create and maintain digital graphics and images on frequently updated data-driven content, such as Web sites and printed catalogs, by automating the creation and the reuse of images; integrates with content management and e-commerce systems to automate workflows and eliminates the tedious manual tasks of refining and reformatting images for specific purposes.

Adobe Illustrator—a vector-based illustration design tool used to create compelling graphic artwork for print publications, Web sites and video production.

Adobe InCopy—an editorial tool for collaboration between writers, editors and copy-fitters; Adobe InCopy is a companion to Adobe InDesign.

Adobe InDesign—a page-layout application for publishing professionals; based on an open, object-oriented architecture that enables Adobe and its industry partners to deliver powerful publishing solutions for magazine, newspaper and other publishing applications.

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

Adobe Media Player— A cross-platform media playback application based on Adobe AIR that allows users to create a personal catalog of television shows, movies and podcasts that can be watched online and offline.

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

Adobe Photoshop Express—a new Web-hosted application licensed to media portals for photo editing and sharing that utilizes Adobe’s award-winning imaging technologies.

Adobe Photoshop Extended—provides the capabilities of Adobe Photoshop, plus additional tools for editing 3D and motion-based content and performing image analysis; targeted for:  film, video and multimedia professionals;  graphic and Web designers using 3D and motion; manufacturing professionals; medical professionals; architects and engineers; and scientific researchers.

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

Adobe Soundbooth—an application that provides video editors, designers and others who do not specialize in audio with the tools that they need to accomplish audio-based tasks in their everyday work, such as removing noise from recordings, polishing voiceovers and customizing music to fit a video or animation production.

Adobe Ultra—software used to transform digital video and HD keying into a practical daily production tool for all types of video professional users.

Adobe Visual Communicator—software used to create newscast-style video presentations that can be delivered via e-mail, CD, DVD, PowerPoint or live over the Internet.

Flash Video Streaming Service—either through direct sales, or together with leading CDN providers, Adobe offers hosted services for streaming on-demand video for the Adobe Flash Player runtime across high-performance networks; built with Adobe Flash Media Server, Flash Video Streaming Service provides an effective way to deliver FLV to large audiences without the overhead of setting up and maintaining streaming server hardware and network.

Ovation—software which allows users to enhance Microsoft PowerPoint slides into a richer visual experience to help deliver more impactful information, presentations and messages.

Photoshop.com—an online hosted service that provides customers with the ability to view, enhance and share their photos in fun ways; also provides photo backup services, the ability to obtain seasonal artwork and other inspiring ideas that can be utilized to enhance the photo viewing and sharing experience.

Scene7 On-Demand—provides an easy-to-use, Web-based system to upload, manage, enhance and publish dynamic rich content; used by many leading online retail Web sites to automate the production and availability of rich media experiences, including zoom, dynamic sizing, personalization and interactive dynamic product catalogs.

Vlog It!—software which allows users to easily create dynamic video blogs containing photos, audio, video clips and narration.

Business Productivity Solutions

The focus of our Business Productivity Solutions business is to provide solutions which meet the needs of enterprises and governments to improve their productivity, help automate business processes, improve collaboration and reduce time-to-market and costs.  Within our Business Productivity Solutions, we categorize our opportunities and our results into two distinct businesses:  Knowledge Worker and Enterprise.  Both businesses leverage our client platforms that include Adobe Reader, Adobe Flash Player and Adobe AIR.

Knowledge Worker Market Opportunity

As part of our Business Productivity Solutions focus, we address the needs of the knowledge worker customer whom we define as someone focused on creating and disseminating high-value information as part of their job on a regular basis. Knowledge workers include a wide variety of job functions—such as accountants, attorneys, administrative assistants, executives, architects, educators, engineers, graphic designers, insurance underwriters, software developers and stock analysts. These jobs typically require the sharing of information, either in an information dissemination (one-way) format, or in a collaborative (multi-way) format.

Knowledge workers must create information and content from a variety of sources and software applications, and be able to exchange this information within a reliable format that ensures coworkers and constituents can reliably and securely access the information. When appropriate, this information often needs to be protected or securely managed and controlled.

Collaboration among knowledge workers can occur through face-to-face meetings, via phone calls, through e-mail or through Web conferencing technologies. Knowledge workers who participate in collaborations with their colleagues may be located in offices next door to each other, or in different parts of the world. These team members may change with every project and either be part of an organization’s employee base, or be an external consultant or third-party partner.

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

Since the early 1990s, our Acrobat family of products has provided for the reliable creation and exchange of electronic documents, regardless of platform or application source type. Users can collaborate on documents with electronic comments and tailor the security of a file in order to distribute reliable Adobe PDF documents that can be viewed, printed or interacted with utilizing the free Adobe Reader. Available in different versions which target a variety of user needs, Adobe Acrobat provides essential electronic document capabilities and services to help knowledge workers accomplish a wide range of ad hoc tasks involving digital documents ranging from simple publications to forms to mission critical engineering and architectural plans. Although Acrobat has achieved strong market adoption in document-intensive industries such as government, financial services, pharmaceutical, legal, aerospace, insurance and technical publishing, we believe there are tens of millions of users who need capabilities such as those provided by Acrobat who have not yet licensed an Acrobat-based solution.

In addition to sharing and collaborating on documents reliably across disparate platforms with Acrobat, we believe there is an adjacent market opportunity whereby knowledge workers will increasingly utilize Web conferencing, document co-authoring and Acrobat hosted service capabilities to more effectively collaborate and consult with their colleagues, partners and customers. We also believe businesses will increasingly utilize Web conferencing to improve how they train, market, sell and support their products and solutions to their customers.

Our Adobe Acrobat Connect Pro product provides capabilities via Adobe Flash Player for live Web conferencing, as well as delivering on-demand rich presentations through an on-premise server or as a hosted service. By integrating the Web conferencing functionality of Acrobat Connect Pro with Acrobat, Adobe Reader and Acrobat.com, we believe we can extend adoption of Web conferencing to a broader potential market and grow the use of such technology with an easy-to-adopt business model.

Our new Acrobat.com service provides centralized online file sharing and storage capabilities, as well as simple PDF creation, an online word processor and personal Web conferencing services with Adobe ConnectNow that is based on our Acrobat Connect Web conferencing solution.  In addition to complementing our Acrobat desktop solutions, Acrobat.com also serves as an introductory service for knowledge workers who wish to utilize PDF-creation capabilities and the Adobe Reader, but have not yet licensed an Acrobat desktop solution.

Knowledge Worker Business Summary

Our business targeting knowledge workers achieved record revenue and solid year-over-year growth in fiscal 2008. The largest component of this business was revenue generated by our Acrobat family of products.  Our Acrobat business benefitted from continued adoption of Adobe Acrobat version 8 throughout the year, as well as licensing of the new release of version 9 beginning in the third quarter of the year.

The version 9 product family offers enhanced features that allow workgroups to manage a range of essential business activities such as assembling documents from multiple sources, controlling security and access to sensitive information, enabling the creation and filling out of intelligent electronic forms and more effectively collaborating on documents and projects. In addition, the Acrobat 9 family of products allows users to unify a wide range of content into a PDF Portfolio.  Users can assemble documents, drawings, e-mail, spreadsheets and rich media — including audio, video, 3D and maps — in a single, compressed PDF Portfolio.  Other new version 9 features and enhancements include the ability to: create interactive, on-demand presentations using Adobe Presenter software; easily share video in PDF using FLV; improved security to help protect and control access to PDF documents; permanently remove sensitive information through the use of redaction tools to black out sensitive text, illustrations, or other information; easily create and manage electronic forms; enable anyone using the free Adobe Reader to digitally sign documents, participate in shared document reviews and save forms locally; enable others to access design data such as 2D and 3D designs that include layers, dimensions and metadata; view and interact with PDF maps, including searching, measuring and marking up geospatially enabled PDF maps; and manage and track electronic document reviews through interactive document reviews that enable participants to see and build on each other’s comments, which can be sorted by author, date, or page. These enhanced capabilities helped to continue the increase of our penetration of Acrobat desktop licenses in enterprises, thereby helping our business to grow.

During the year, continued success with adoption of our Creative Suite products has also contributed to broader adoption of Acrobat in the creative professional market.  Acrobat Pro version 8 and Acrobat Pro version 9 are included in four of the six Creative Suite editions and utilization of Acrobat prepress, printing and collaboration functionality is a critical component of creative customer workflows.  As such, adoption of Acrobat through the Creative Suite family of products has resulted in an increasing amount of Acrobat revenue being reported in our Creative Solutions Segment during the year.

As indicated earlier, to supplement our Acrobat family of products, we introduced a beta version of our new hosted service Acrobat.com in the third quarter of fiscal 2008.  We experienced strong user signup for accounts on Acrobat.com and believe this compelling service will enhance the growth capabilities of the Acrobat family of products in the coming years.

Over the course of fiscal 2008, we also continued to focus on the Web conferencing market opportunity with our Acrobat Connect Pro product line which is licensed by customers as on-premise server-based software or as a hosted service. This approach focuses on charging meeting organizers for the ability to host meetings and allows for participants to join meetings for free utilizing Adobe Flash Player.

Knowledge Worker Strategy

In fiscal 2009, we plan to continue to market the benefits of our knowledge worker solutions to small and medium-sized businesses, large enterprises and government institutions around the world. With our Acrobat family of products, we intend to continue to increase our seat penetration in these markets through the utilization of our corporate and volume licensing programs. We intend to increase our focus on marketing and licensing Acrobat in targeted vertical markets such as education, financial services, telecommunications, government, manufacturing and the architecture, engineering and construction markets as well as expanding into emerging markets.

We also plan to continue to market the newest capabilities of our Acrobat version 9 family of products, including PDF Portfolios and integrated real-time collaboration, which provide additional value for users who require more advanced features and solutions.  In addition, we intend to market the easy-to-use hosted capabilities of our new Acrobat.com service to users requiring basic and easy-to-use document authoring, collaboration and file storage capabilities.

With our Acrobat Connect Pro product, we intend to increase awareness of our solution in targeted horizontal markets such as training and marketing, as well as targeted vertical markets such as manufacturing, financial services and telecommunications. We also intend to market the benefits of how our Acrobat and Acrobat Connect Pro solutions can be used together to meet the synchronous and asynchronous collaboration needs in the marketplace. With the broad distribution and reach of our free Adobe Reader, we also intend to expose the capabilities of Acrobat Connect Pro to potentially new users with a simple-to-adopt business model based on monthly or annual subscription fees.

Knowledge Worker Products

Adobe Acrobat.com—new service (currently in beta release) which provides centralized online file sharing and storage capabilities, as well as simple PDF creation, an online word processor called Buzzword and personal Web conferencing services with Adobe ConnectNow that is based on our Acrobat Connect Pro Web conferencing solution.

Adobe Acrobat Connect Pro—a rich Web-based communication system which enables organizations to reduce the costs of travel and increase the effectiveness of online training, marketing events, sales meetings and collaborative Web conferencing solutions which are instantly accessible by customers, partners and employees using Adobe Flash Player; consists of a core Connect Events Server or hosted service, and modules that provide specific application functionality, including Connect Training and Connect Events; can be deployed with either some or all of these components together; Connect Training allows organizations to build a complete online training system with Microsoft PowerPoint presentations that include surveys, analysis, course administration and content management; Connect Events allows users to provide seminar and training sessions as well as to conduct business presentations through the Web.

Adobe Acrobat Standard—creates secure, reliable and compact Adobe PDF documents from desktop authoring applications such as Microsoft Office software, graphics applications and more; supports automated collaborative workflows with a rich set of commenting tools and review tracking features; includes everything needed to create and distribute rich electronic documents that can be viewed easily within leading Web browsers or on computer desktops via the free Adobe Reader.

Adobe Acrobat Pro—in addition to all the capabilities of Acrobat Standard, Acrobat Pro delivers specialized capabilities for creative professional and engineering users, such as pre-flighting, color separation and measuring tools; also allows users to insert FLV or H.264 video for direct playback in Adobe Acrobat and Adobe Reader, create dynamic XML forms with Adobe LiveCycle Designer ES and create PDF documents that enable Adobe Reader users to digitally sign PDF documents.

Adobe Acrobat Pro Extended—in addition to all the capabilities of Acrobat Pro, Acrobat Pro Extended enables collaboration between extended teams of designers and engineers to more securely and reliably communicate, visualize and document architectural and manufacturing designs using 3D data; allows users to insert and publish 3D designs from major CAD applications in Adobe PDF documents that can easily be shared with suppliers, partners and customers using the free Adobe Reader software; Acrobat Pro Extended also:  allows users to easily add audio, video and quizzes to PowerPoint slides to create rich, interactive presentations with Adobe Presenter; enables conversion of a variety of video formats to FLV for playback in PDF; and enables the creation of  PDF maps through the importing geospatial files that can retain metadata and coordinates.  Acrobat 9 Pro Extended includes Adobe LiveCycle Designer ES, Adobe Presenter, Adobe 3D Reviewer and Adobe 3D Capture Utility for UNIX.

Adobe Document Center—a hosted service that enables businesses to secure and manage Adobe PDF documents and other common business document files such as those in Microsoft Office formats.

Create Adobe PDF Online—a Web-based subscription service that provides for the easy conversion of Microsoft Office documents and other application files to Adobe PDF for the secure and reliable sharing of rich electronic documents that can be viewed easily within leading Web browsers or on computer desktops via the free Adobe Reader.

See below for other Knowledge Worker related products.

Enterprise Opportunity

Enterprises are under increasing pressure to save money, offer improved customer service, adhere to regulatory requirements and leverage existing investments in core systems. As a means to address these issues, a critical component of an organization’s business processes is the need to interact with data stored in enterprise applications. As this need expands beyond the core users of those applications, adapting systems to accommodate a diverse group of users – including those within and those external to the organization – has become an expensive and time-consuming endeavor. The outcome is a proliferation of manual workarounds that result in process inefficiencies, delays and poor quality of information.

In addition, enterprises have built Web applications which enjoy the reach of the Web but often fail to deliver a user interface with the ease of use and richness that users expect. This impedes utilization of these applications and increases training costs, and reduces the overall return on investment (“ROI”) that enterprises expect. Organizations are now looking to Rich Internet Applications (“RIA”) to boost their ROI for these Web applications by combining a rich graphical application interface with the universal reach of the Web.

We believe significant opportunities exist to help enterprises address these issues by making their business processes more efficient and their Web applications more engaging. To address these opportunities, we offer Adobe LiveCycle solutions to securely extend the reach of information, processes and services to engage with customers and constituents. Our solutions leverage our Adobe Reader and Adobe Flash Platform which help businesses and government agencies inspire commitment in their customers and constituents by engaging them — anywhere, anytime and in any medium through our universal clients and application solutions.

Adobe Reader and our Adobe Flash Platform ensure reliable, secure and rich application experiences across browsers, desktops and devices. The platform provides developers with an RIA programming model to integrate and optimize workflows and a server software framework to simplify integration and leverage existing enterprise infrastructures. We also offer services and other software components to accelerate the creation of compelling, relevant and actionable applications, either through RIAs or through intelligent electronic documents based on Adobe PDF.

We believe Adobe Reader and our Adobe Flash Platform revolutionize how enterprises and government agencies present, deliver, consume and interact with information and content. By providing an integrated client-server framework, toolset and server-side process orchestration engine for developers, designers and IT organizations, we believe our solutions allow our customers to:

•
Engage their constituents with compelling experiences and intelligent documents—providing them with the ability to act upon information or tasks presented to them for improved and effective collaboration;

•	Streamline and accelerate document-based processes so more work gets done;

•	Simplify the creation and deployment of compelling, relevant and actionable applications;

•	Augment existing enterprise infrastructures to deliver the next level of engagement with their stakeholders;

•	Implement solutions which adhere to security and regulatory compliance requirements;

•	Scale these solutions needs regardless of the size of their constituent populations; and

•	Leverage Adobe Reader and Adobe Flash Platform to reach people inside and outside of their organizations, and across all desktops and devices.

Although our solutions address the needs of a diverse set of enterprise customers, we focus primarily on key vertical industries such as financial services, government, telecommunications, manufacturing and life sciences.  For these customers, we offer comprehensive, scalable, secure and reliable server products and tools to develop applications tailored to their specific information and business process requirements.

Adobe LiveCycle Enterprise Suite (“ES”) brings together Adobe PDF and Adobe Flash Platform technologies to provide capabilities which allow businesses and enterprises to more effectively engage customers, constituents, partners and employees in key business processes.  LiveCycle ES software is an integrated J2EE server solution that blends data capture, process management, information security, document generation and content services to help create and deliver rich and engaging applications that reduce paperwork, accelerate decision-making and help ensure regulatory compliance.

Key differentiating features in LiveCycle ES allow developers to build more engaging experiences that scale from paper forms to rich and interactive online applications, protect sensitive information and extend business processes that span from data capture through process orchestration to document generation — inside and outside an organization’s firewall.

A key enhancement in LiveCycle ES is the fusion of Adobe PDF with our Adobe Flex technologies which utilize the Flash file format and leverage our widely-used Adobe Flash Player technology.  With Flex, developers are able to combine the rich user interface of desktop software with the reach and ease of deployment of the Web and the processing power of desktop computers. This combination enables the delivery of more complex interactions than are currently supported by the Web browser model. Flex applications extend the server-based object model to client systems, improving interactivity by eliminating the constant page refreshes and context switches that users frequently experience. As a result, Flex applications enable organizations to provide users with a dramatically improved experience that supports the manipulation of data and information in ways that are impractical in a traditional browser-based environment.

The other primary component of our LiveCycle ES solutions utilizes Adobe PDF documents which interact with core business applications and integrate information contained in those documents into business processes. In addition to capturing the necessary fidelity for electronic forms, Adobe PDF documents are “intelligent” – they retain the best characteristics of paper documents, such as a familiar look, but add powerful business logic capabilities such as data calculation and validation and automated routing instructions. In addition, arbitrary data (including XML-based data) can be embedded inside of intelligent PDF documents for use or access in a business process. These features allow for more efficient interaction with enterprise applications while still providing the ability for people to manually access and interact with the data when necessary.

Our LiveCycle ES products leverage our Adobe Reader software—with more than 500 million distributed copies of Adobe Reader, we have created a platform for extending high value business processes to a wide variety of end users. Adobe Reader is available on the most common operating system platforms free of charge, including Microsoft Windows, Apple Mac OS, Linux, various Unix-based platforms and portable device systems such as Palm OS, Pocket PC and the Symbian operating system for cellular phones. As a universal client, Adobe Reader enables users inside and outside the firewall to interact with intelligent PDF documents on most platforms, including desktops, laptops, PDAs, mobile phones and kiosks, regardless of the application used to author the document.

Enterprise Business Summary

In fiscal 2008, we generated record revenue in our Enterprise business with Adobe LiveCycle as we continued to achieve strong adoption in targeted markets such as government, financial services and manufacturing.  Helping to drive this success was the release of a substantial upgrade to our LiveCycle ES  product line during the year. This release included numerous usability and performance improvements as well as two new product modules:  Adobe LiveCycle Content Services ES and Adobe LiveCycle PDF Generator 3D ES.  In addition, our integration of Adobe LiveCycle with other software vendors’ platforms, including those from SAP AG and Parametric Technology Corporation (“PTC”), helped to further drive adoption during the year.

Enterprise Strategy

In fiscal 2009, we will continue to focus on offering more complete enterprise server-based solutions targeting the needs of governments and enterprises worldwide. We wish to help these customers develop and deliver self-service and assisted-service Web-based applications that blend rich user interfaces and documents with data capture, document collaboration, process management and document generation capabilities that are easy to use. We strive to provide solutions which are customer-centric and help the constituents of our customers work together on complex processes and bridge the digital and paper-based environments, and do so by providing capabilities that are accessible by anyone. We intend to provide such solutions directly through our consulting services organization, as well as together with software partners such as SAP AG and PTC, along with global and regional systems integrators we partner with that deliver comprehensive solutions to their customers.

We will continue to focus our go-to-market efforts on markets such as financial services, government, manufacturing and life sciences and work to augment our sales model to include more systems integrator partners.  We will also work to enhance our solutions offerings through investments in new software as a service capabilities for our enterprise server product family.

Enterprise Products

Data Capture

Adobe LiveCycle Barcoded Forms ES—server-based software application which enables organizations to accurately capture user-supplied information from fill-and-print paper forms that uses proven and dynamic 2D barcode technology online and offline to automate the extraction of data from paper forms and deliver it to core systems for processing; dramatically reduces costs, errors and time compared to manual data entry and solutions based on optical character recognition; barcodes are initially set up through creation of the form with Adobe’s Designer application; after the form is printed, signed and returned by users of the form, the barcode on the form is scanned and decoded, and form data obtained from the barcode is routed to the appropriate enterprise application through Adobe’s LiveCycle server products.

Adobe LiveCycle Data Services ES—high-performance, scalable and flexible framework that streamlines the development of RIAs using Adobe Flex and Adobe AIR; abstracts the complexity required to create server push–based applications and supports a rich set of features to create real-time solutions; utilizes powerful data services and simplifies data management problems such as tracking changes, synchronization, paging and conflict resolution; deployed as a standard J2EE Web application, which enables customers to leverage their existing infrastructure.

Adobe LiveCycle Forms ES—server-based software application that organizations can use to cost-effectively and securely extend their core business processes beyond their enterprise system; enables customers to create and deploy XML-based form templates as PDF, SWF, or HTML for use with Adobe Reader or Adobe Flash Player software, or with Web browsers; provides for the capture of data from submitted forms and the transfer of the data directly into an organization’s core business systems, thereby streamlining form-driven business processes and improving data accuracy.

Adobe LiveCycle Reader Extensions ES—server-based software application which lets enterprises easily share interactive Adobe PDF documents with external parties without requiring recipients of the documents to purchase Acrobat software that normally would be necessary to interact with the Adobe PDF documents they receive; unlocks features on an individual Adobe PDF document by document basis so that when such a file is opened in the free Adobe Reader, users have access to tools that normally would not be available in Adobe Reader, such as reviewing and commenting functions, digital signatures to electronically sign PDF documents, embedding file attachments, enabling database and Web service capabilities, and the ability to fill in form data, submit and save electronic documents locally.

Information Assurance

Adobe LiveCycle Digital Signatures ES—server-based software application that helps organizations automate the processing of electronic documents by providing batch-based capabilities to digitally sign and certify Adobe PDF documents, validate digital signatures and encrypt/decrypt Adobe PDF documents; safeguards information when it leaves a company’s network and integrates with existing public key infrastructures.

Adobe LiveCycle Rights Management ES—server-based software application that helps organizations manage information access securely with dynamic, persistent document control; allows for access control and auditing of Adobe PDF, Microsoft Word, Microsoft Excel, Microsoft PowerPoint, PTC Pro/ENGINEER, Dassault CATIA and Lattice XVL CAD document usage inside or outside the firewall, online or offline and across multiple document platforms; lets organizations know when a document has been viewed, printed or altered and restricts access so that only intended recipients can open, use and forward a document; allows for previously granted document permissions and access to be revoked; leverages Adobe Acrobat and Adobe Reader and other client plug-in software to author and view protected documents.

Document Output

Adobe LiveCycle Output ES—server-based solution which supports on-demand document processes including the generation of documents such as correspondence, confirmations, bids, or shipping labels; provides capabilities to merge XML data from back-end systems with Adobe LiveCycle Designer ES templates to generate documents in PDF, PDF/A, PostScript, PCL, or Zebra label formats; customers can customize electronic document packages by combining newly generated PDF documents with existing files from document repositories; customers can also convert PDF documents to print or image file formats and then route them automatically to support direct server-based printing or archiving operations.

Adobe LiveCycle PDF Generator ES—server-based software which automates the creation, assembly, distribution and archival of PDF documents in combination with critical business processes; converts a wide range of native and standard file formats, and can combine newly created PDF documents with existing files or pages to assemble customized PDF packages; supports direct server-based PDF printing or can convert PDF documents to a wide variety of formats, including image formats and PDF/A.

Adobe LiveCycle PDF Generator 3D ES—server-based software which extends Adobe LiveCycle PDF Generator ES with support for the conversion and integration of complex 2D and 3D CAD design and engineering product data into a single PDF document that can be shared using the Adobe Reader software without requiring a CAD application or viewer.

Adobe LiveCycle Production Print ES—server-based solution that performs high-volume jobs through efficient batch processes, generating documents such as statements, invoices, contracts, or welcome kits; merges XML, ASCII or other data types from back-end systems with Adobe LiveCycle Designer ES templates to generate documents in a broad range of print or electronic formats to support high volume production requirements; enables customers to print document packages by collecting multiple jobs over time and then grouping them to minimize mailing costs.

Process Management

Adobe LiveCycle Business Activity Monitoring ES—software that allows administrators and process participants to quickly identify bottlenecks, check progress and view other process information related to business transactions; comes in two versions:  Adobe LiveCycle Business Activity Monitoring (“BAM”) ES Standard, which allows for the monitoring of all LiveCycle processes with 16 out-of-the-box dashboards and, Adobe LiveCycle BAM ES Extended, which adds the ability to extend Adobe LiveCycle BAM ES to other enterprise business systems so that users can monitor business processes inside and outside the LiveCycle environment.

Adobe LiveCycle Process Management ES—server-based process management application that allows organizations to orchestrate people, systems, content and business rules into streamlined, end-to-end processes that are accessible to process participants through engaging user interfaces, online or offline; provides out-of-box dashboards to help users gain insights into business operations in real time and management tools to fix day-to-day operational problems and make long-term process improvements.

Content Services

Adobe LiveCycle Content Services ES—offers a library of services that can be used with other LiveCycle solution components to create content-rich engagement applications whereby end users can share and collaborate on content development in content spaces as part of a company’s business processes; supports check-in/check-out capabilities, keeps a complete audit history of all document actions and provides a fully integrated set of content services ranging from an enterprise content repository to social collaboration tools such as enterprise forums; also includes team collaboration capabilities such as forums and discussions, and provides Microsoft Office plug-ins that enable users to interact with the process engine and content repository using Microsoft Word and Microsoft Excel.

Adobe LiveCycle ES Connectors for ECM—solutions which enables Adobe LiveCycle customers to connect their LiveCycle applications with other industry-leading enterprise content management (“ECM”) systems, such as EMC Documentum, IBM FileNet and IBM Content Manager.

Other Knowledge Worker and Enterprise Related Products

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

Adobe LiveCycle Designer ES—desktop software application which simplifies the creation and maintenance of intelligent XML based forms for deployment as Adobe PDF forms, HTML applications and Flash based RIAs; provides an intuitive, graphical design tool for creating XML templates that look exactly as the author intended and previewing them before deployment; it also simplifies adding intelligence to documents, such as business and routing logic, and binding form fields to arbitrary XML schemes for seamless integration with enterprise applications.

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

Adobe Reader—software for reliable reviewing and printing of Adobe PDF documents on a variety of hardware and operating system platforms; when used with certain Adobe PDF documents created with Adobe LiveCycle Reader

Extensions Server, Adobe Acrobat Pro or Adobe Acrobat Pro Extended, Adobe Reader also can be used to enable collaborative workflows through the addition of collaboration features built into the Adobe PDF file; these features include review and markup tools that normally are not present in the standard Adobe Reader product.

Adobe Web Output Pak—a server-based software application for document generation; creates documents in PDF and HTML for presentation on the Web and in Wireless Markup Language for presentation to a wireless device; allows users to personalize and control the look of documents based on the data the documents contain.

BlazeDS—open source server-based Java remoting and Web messaging technology that enables developers to easily connect to back-end distributed data and push data in real-time to Adobe Flex and Adobe AIR applications for more responsive RIA experiences; previously available as part of Adobe LiveCycle Data Services ES, BlazeDS technologies is now freely available to developers.

Platform Segment

Central to our long-term strategy is our Adobe Flash Platform which enables the development of products and solutions that dramatically improves how Web developers and businesses engage with their customers. The Adobe Flash Platform includes client and developer technologies, such as Adobe Flash Player, Adobe Flash Lite, Adobe AIR, Adobe Flex and Adobe Flex Builder, and also encompasses products and technologies created and managed in other Adobe segments.

Platform Opportunity and Business Summary

Our Platform Business Unit focuses on the development, marketing and licensing of these Adobe Flash Platform technologies.  We have achieved penetration of Adobe Flash Player on more than 98 percent of Web-connected personal computers – making it the most widely distributed rich client software in the world. In addition, the cumulative distribution of Adobe Flash Lite, which is licensed by mobile handset and consumer electronic device manufacturers, is rapidly approaching one billion devices as of the Fall of 2008.

The broad reach of these Adobe Flash Platform technologies allows us to rapidly innovate with our desktop software and client runtime solutions – enabling our customers to deliver new and more engaging experiences to their constituents that leverage the latest advancements in operating systems, hardware and rich media technologies.

Due to the success and frequent electronic downloads of our client technologies, we have generated revenue through OEM relationships with companies such as Google, where we include their technologies as part of the download offerings of our client technologies.  In fiscal 2008, this OEM revenue represented a significant part of the overall revenue we reported in our Platform segment.

In the fourth quarter of fiscal 2008, we released Adobe Flash Player version 10.  Building on the broad success of version 9, Flash Player 10 adds new capabilities for creating special effects, native 3D transformations and animations.  It also provides advanced audio processing, graphics processing unit performance acceleration and enhanced text layout options and control.

In the fourth quarter of fiscal 2008, responsibility for the development and marketing of our mobile client solutions has been transferred to our Platform Business Unit.  As hundreds of millions of people around the world adopt Internet-connected hand-held phones and devices as a means to communicate, collaborate and entertain, as well as consumer electronic devices such as digital cameras, game consoles, music players and electronic educational toys, we believe a significant opportunity exists to offer our Adobe Flash Platform technologies for these devices to provide for the creation and delivery of rich content, user interfaces and data services which allow users to engage with information more easily and effectively.

We achieved record revenue results and strong unit adoption of our client software on mobile and consumer electronic devices during the fiscal year. As of October 2008, our Flash Lite client has been installed on more than 800 million devices worldwide – on over 430 different mobile handset models and over 140 different device models. This success has been driven by hardware OEM relationships with companies such as Nokia, Sony/Ericsson, LG Electronics, Motorola and Samsung.

In addition to key mobile OEM relationships we have established, we provide Flash Lite for Qualcomm BREW on the Verizon network. This relationship serves to broaden the Flash Lite ecosystem in the United States, driven by the ability for Verizon subscribers to view Flash based content on their BREW enabled handsets.

During the year, we also achieved strong unit adoption of our Flash Lite client on consumer electronics devices. Customers have licensed our Flash Lite for distribution on devices such as the Nintendo Wii and the Sony PlayStation Portable and PlayStation devices.

As part of our strategy to drive broad adoption of the Adobe Flash Platform on non-PC devices, in May of 2008 we announced the Open Screen Project.  Together with other industry leaders such as ARM, BBC, Cisco, Intel, Comcast, Nokia, Marvell, Motorola, MTV Networks, NBC Universal, NTT DoCoMo, Qualcomm, Sony Ericsson and Verizon, we intend to drive the industry towards a consistent, rich Internet experience that enables developers and designers to seamlessly publish content and applications across connected devices.  To achieve this goal, the Open Screen Project will utilize Adobe’s Flash Platform technologies such as Adobe Flash and Adobe AIR as a foundation for improved Web browsing and the delivery of RIAs on mobile handset and consumer electronic devices.

Another major focus of our Platform team is to broaden the reach and viability of the Adobe Flash Platform through the delivery of our new cross-platform client named Adobe AIR.  Based on Flash, PDF and HTML technologies, Adobe AIR enables the creation and delivery of Web-enabled desktop applications that run outside of a Web browser.  Adobe AIR based applications extend today’s Web browser-based applications to have the power and utility of desktop applications with capabilities such as access to the local file system, alerts and notifications, and the ability to work offline and then synchronize data when the application has online access again.  Developers of Adobe AIR applications are able to create persistent, branded desktop experiences which can be developed using standard Web technologies such as HTML, Ajax, Flash and PDF, as well as common audio and video formats.

Adoption of Adobe AIR has been substantial in its first six months of availability in fiscal 2008.  As of January 2009, there were more than 100 million AIR installations along with more than one million downloads of the AIR SDK developer tools used to create these applications.  Companies such as eBay, DirecTV, The NASDAQ Stock Market, FOX News, Salesforce.com, The New York Times, AOL, Atlantic Records and the BBC have already deployed commercial applications based on Adobe AIR.

Our Platform team also focuses on the development and delivery of our developer solutions such as Flex Builder and ColdFusion. These solutions ensure reliable, secure and rich application experiences across the broadest range of browsers, operating systems and devices.

Our Flex Builder integrated development environment (“IDE”) is used by developers to create and deploy rich browser and Adobe AIR based applications.  With the robust IDE of Flex Builder, as well as comprehensive charting tools and components, we believe it is the most efficient means for developers to create RIAs that deploy seamlessly across all browsers and operating systems.  With the release of Adobe AIR version 1 in early 2008, our Flex Builder revenue grew during the year as more developers utilized it to create Adobe Flash and Adobe AIR based applications.

Our ColdFusion product line provides fast and easy ways to build and deploy powerful Internet applications. Developers can extend or integrate ColdFusion with Java or .NET applications, connect to enterprise data and applications, create and interact via Web services, or interface with SMS on mobile devices or instant messaging clients. ColdFusion can also be used for business reporting, rich-forms generation, printable document generation, full-text search and graphing and charting—enabling customers to more fully engage their constituents with better Web experiences.  In fiscal 2008, our ColdFusion business continued to perform well through revenue generated from its existing customer base that benefits from a large and active developer community.

Platform Strategy

In fiscal 2009, we intend to innovate with and broadly market the Adobe Flash Platform to further the development of products and solutions that improve how businesses engage with their customers and employees.  As part of this strategy, we intend to release new versions of our client technologies, including enhanced versions that broaden our reach on more mobile devices ranging from high-end smart phones to lower-end feature phones.  We also intend to release new versions of our Adobe AIR client to broaden its capabilities and we intend to release new versions of Adobe Flex and Adobe Flex Builder to improve developer productivity.  We also recently announced and intend to release Adobe Flash Catalyst, a new professional design tool for rapidly creating application interfaces and interactive content without having to write or understand programming code which we believe will substantially improve design and development workflows.

As part of the Open Screen Project, we have announced that we are removing the OEM licensing fees associated with our Adobe Flash Platform client technologies for mobile and consumer electronic devices with the next major release of these technologies which will adversely impact the revenue run rate for our mobile client technologies in fiscal 2009.

We intend to build upon the OEM relationships we have to monetize the downloads of our client technologies such as Adobe Flash Player, Adobe Reader and Adobe AIR.  By leveraging our developer engineering, marketing and evangelism capabilities, we intend to implement business models which balance our objectives of broad cross-platform client proliferation with this client monetization strategy.

To support our Adobe Flash Platform initiatives, we intend to continue our marketing efforts through developer community outreach and grassroots evangelism.  We will also work closely with partners to implement Adobe AIR client distribution relationships and continue to grow the Flex developer base, and we will assist partners and customers who will be developing key applications that utilize the Adobe Flash Platform.

We intend to continue our focus in improving integration of our Platform technologies with our Creative Suite solutions so that products such as Adobe Dreamweaver are able to provide development tools for Adobe AIR applications and products such as Adobe Photoshop, Adobe Illustrator and Adobe Fireworks are able to integrate with the Adobe Flash Platform more granularly through defined workflows with Adobe Flash Catalyst and Adobe Flex Builder.

Finally, we intend to deliver new product capabilities and Web-based services.  We will also continue to explore monetization opportunities for our technology platform solutions, as well as enhance our ColdFusion product line and drive upgrades with a new release.

Platform Products

Adobe AIR—desktop client software which allows developers to use existing Web development skills (e.g. HTML, Ajax, Flash and Flex) to build and deploy RIAs on the desktop and on non-PC devices.

Adobe ColdFusion—provides a server-scripting environment and a set of features used by organizations for building database-driven scalable applications that are accessible through Web browsers, Adobe Flash Player and Adobe AIR; built on an open Java technology architecture and can be deployed on third-party Java application servers that support the J2EE specification.

Adobe Flash Catalyst – an interaction design tool for prototyping RIAs and enabling design and development workflows throughout the application development cycle.

Adobe Flash Lite –client software used in a wide range of non-PC devices including mobile phones and consumer electronic devices; provides a subset of Adobe Flash Player functionality for viewing FLV files in mobile and device browsers.

Adobe Flash Player—the most widely distributed rich client software on PCs and consumer electronic devices, Adobe Flash Player provides a runtime environment for text, graphics, animations, sound, video, application forms and two-way communications.

Adobe Flex—a free, open source framework, compiler and debugger for developing RIAs targeting the Adobe Flash Platform; developers use Flex to compile and debug MXML and ActionScript files into the SWF format that executes in Adobe Flash Player and Adobe AIR.

Adobe Flex Builder—an Eclipse-based IDE for developing RIAs with the Adobe Flex framework for either Adobe Flash Player or Adobe AIR; developers utilize Flex Builder to quickly build and deploy applications that are expressive, intuitive and rich in interactivity.

Print and Publishing Segment

Our Print and Publishing business segment contains several of our products and services which address market opportunities ranging from the diverse publishing needs of technical and business publishing to our legacy type and OEM printing businesses.  These opportunities and the products we offer to address them, are reviewed below in the following OEM PostScript and Print and Publishing categories.

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

In fiscal 2008, we maintained our OEM PostScript revenue through continued innovation with PostScript technologies.  In 2009, we plan to continue to enhance PostScript and, along with PDF enhancements, establish PDF as the standard for variable data publishing and printing work flows.

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

Adobe PDF Print Engine—a new, next-generation printing platform that enables complete, end-to-end PDF-based workflows using common PDF technology to generate, preview and print PDF documents; allows PDF documents to be rendered natively throughout a workflow, providing performance benefits which include eliminating the need to flatten transparent artwork.

Print and Publishing Opportunity and Strategy

In addition to the market opportunities and our businesses discussed previously, we offer a variety of products and solutions which address many different and unique publishing market needs. Our Print and Publishing Business Unit focuses on these solutions which address the diverse customer needs in markets such as technical document publishing and communication, business document publishing, CD-ROM publishing, eLearning solutions, on-line help systems and typography.

In fiscal 2009, we will continue to support these offerings to meet the diverse needs of each product’s user base.  In addition, we believe there to be an opportunity to enhance some of our offerings, particularly in the technical communication and eLearning markets, through a comprehensive offering of several of our products to provide a complete end-to-end solution.

Print and Publishing Products

Adobe Authorware—a legacy rich media authoring tool used to develop caption based eLearning on Windows and Macintosh based platforms; use of the product ranges from creating Web-based tutorials to simulations incorporating audio and video; applications developed with Adobe Authorware can be delivered on the Web, over corporate networks or on CD-ROM.

Adobe Captivate—enables users to rapidly create professional and engaging eLearning content –  including software simulation, quizzes, animation and multi-media – and deliver the content in Adobe Flash and other formats; the content can be created without any programming or multi-media skills and can be published to CD/DVDs and Learning Management Systems used in training, sales, marketing and  customer support applications; often used in combination with Acrobat

Connect, Adobe Captivate provides a robust technology solution to bring understanding and retention to end users of rapid training and eLearning solutions.

Adobe Contribute—an easy-to-use tool to update and publish Web content, designed for non-technical business users who need to make minor changes to intranet and Internet Web sites that conform to the structure, style, layout and site standards setup by a Web site administrator; streamlines the Web content maintenance process and provides Web site administrators with a set of simple content management functionality to manage and administer Web sites; also provides bloggers with a simple tool to create and update their blogs.

Adobe Director—a tool for creating professional multimedia content that combines images, text, audio and video into presentations, interactive experiences and prototypes; for Web sites, it provides users with the ability to deliver multimedia content that supports three dimensional content and animations for use in various markets, including education, games and commerce; also enables the creation of fixed-media content for CD titles and DVD titles in the entertainment, education and corporate training markets.

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

Adobe JRun—a legacy application server solution based on the J2EE specification; integrates with our development tool offerings and is used to deploy applications for functions such as online banking and customer service.

Adobe PageMaker—software used to create high-quality documents simply and reliably with robust page layout tools, templates and stock art.

Adobe RoboHelp—an easy-to-use authoring tool used by developers and technical writers to create professional help systems and documentation for desktop and Web-based applications; utilizes support for HTML, PDF import/export, team authoring capabilities, as well as JavaHelp.

Adobe Shockwave Player—a rich media player used for deploying multimedia content for use in Internet solutions including education, training, games and commerce.

Adobe Technical Communication Suite—includes Adobe Acrobat Pro Extended, Adobe Captivate, Adobe FrameMaker and Adobe RoboHelp technologies; helps customers improve their workflows, especially technical communicators who want a single solution to meet their content creation and publishing needs.

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

FreeHand MX—a professional vector graphics tool designers and illustrators use to create high quality images that can be scaled; supports developing images for print, the Web and Adobe Flash Player.

See Note 19 of our Notes to Consolidated Financial Statements for further information regarding our industry segments and geographic information.

COMPETITION

The markets for our products are characterized by intense competition, evolving industry standards and business models, disruptive software and hardware technology developments, frequent new product introductions, short product life cycles, price cutting with resulting downward pressure on gross margins and price sensitivity on the part of consumers. Our future success will depend on our ability to enhance our existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications and anticipate and respond to emerging standards, business models, software delivery methods and other technological changes.

Creative Solutions

In our Creative Solutions segment, we offer the Adobe Creative Suite in multiple editions which consist of combinations of several of our technologies.  In addition to offering the technologies within the Creative Suite editions, we also offer them as individual software applications.  These products compete with those from many companies, including Apple, Corel, Avid, Quark, Microsoft and others, as well as from various open source initiatives.

With respect to Microsoft, their Expression Studio competes with our Adobe Creative Suite family of products as well as individual Creative Solutions segment products. Expression Studio includes Microsoft Expression Design which competes with our Adobe Illustrator, Adobe Photoshop, Adobe Photoshop Lightroom and Adobe Fireworks products; Microsoft Expression Blend which competes with our Adobe Flash Professional product; Microsoft Expression Web which competes with our Adobe Dreamweaver product; and Microsoft Expression Media which provides digital asset management, basic image editing and video encoding/compression capabilities and competes with some aspects of our video and hobbyist-focused products. To compete with Adobe Flash, Microsoft markets its Silverlight product and technology which provides capabilities for the creation of media experiences and interactive applications for the Web that incorporate video, animation, interactivity and user interfaces.

We believe our Adobe Creative Suite family of products competes favorably on the basis of features and functionality, ease of use, product reliability, price and performance characteristics. The individual technologies within the Creative Suite editions also work well together, providing broader functionality and shortened product training time for the individual who uses multiple applications to complete a project.

We also believe our individual Creative products compete favorably against those offered by our competitors, as discussed below.

Drawing and illustration products are characterized by feature-rich competition, brand awareness and price sensitivity. In addition to competition with Microsoft’s Expression Design product, our Adobe Illustrator product faces competition from companies such as ACDsee, Corel, Mediascape, Xara and the open source product called Karbon14. We believe our products compete favorably due to high awareness of their rich features, especially the drawing and illustration functionalities, the technical capabilities of the product and our ability to leverage core technologies from our other established products.

The demand for Web page layout and Web content creation tools is constantly evolving and highly volatile. In addition to competition with Microsoft’s Expression Blend and Web products, we believe Adobe Dreamweaver and Adobe Flash Professional face direct and indirect competition from desktop software companies such as Bare Bones Software and various proprietary and open source Web authoring tools. We also face competition from Ajax and Microsoft Visual Studio products, and other integrated development environments that enable developers to create Web applications from companies such as BEA Systems (a subsidiary of Oracle), Borland and IBM. We believe our products compare favorably to these applications; however, our market share may be constrained by Microsoft’s ability to target its Web software to users in markets it dominates. These target customers include users of Microsoft Office, Microsoft Windows operating system, the Microsoft Internet Explorer Web browser and Microsoft Visual Studio.

The needs of digital imaging and video editing software users are constantly evolving due to rapid technology and hardware advancements in digital cameras, digital video cameras, printers, personal computers, cellular phones and other new devices. Our software offerings, including Adobe Photoshop, Adobe Photoshop Extended, Adobe Photoshop Elements, Adobe Photoshop Lightroom, Adobe After Effects, Adobe Audition, Adobe Soundbooth, Adobe Encore, Adobe Premiere Elements and Adobe Premiere Pro, face competition from companies offering similar products. We also continue to face competition from new emerging products, including online based services which compete directly with our Photoshop.com,

Photoshop Express and Premiere Express offerings, as well as any new competitive products coming from the open source movement.

Our mid-range consumer offerings, including Adobe Photoshop Elements and Adobe Premiere Elements, are subject to intense competition, including customer price sensitivity, competitor brand awareness and competitor strength in OEM bundling and retail distribution. We face direct and indirect competition from a number of companies that market software which competes with ours, including ACD Systems, AI Soft (Japan), Apple, ArcSoft, Corel, i4 (Japan), Google, Kodak, Nova Development, Magix, Microsoft, Phase One, Photodex Corporation, Sonic, Pinnacle, Sony and Yahoo. In addition, we face competition from device, hardware and camera manufacturers such as Apple, Canon, Dell, Hewlett-Packard, Nikon, Sony and others as they try to differentiate their offerings by bundling, for free, their own digital imaging software, or those of our competitors. Similarly, we face potential competition from operating system manufacturers such as Apple and Microsoft as they integrate hobbyist-level digital imaging and image management features into their operating systems. Finally, we face potential competition from open source products, including Gimp for Linux.

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

Our Adobe InDesign product, used for professional page layout, faces significant competition. The main competitor, Quark, has a competitive product, Quark XPress, which has maintained a historically strong market share in the professional page layout market. Quark also benefits from an established industry infrastructure that has been built around the use of their XPress product in print shops and service bureaus, and through the development of third-party plug-in products. Barriers to the adoption of Adobe InDesign by Quark XPress customers include this infrastructure, as well as the cost of conversion, training and software/hardware procurement required to switch to InDesign. We have seen an increase in the adoption of InDesign software and we believe we will continue to see market share gains going forward due to a product offering that contains new innovative features, improved integration with our other products, our strong brand among users, positive reviews by industry experts, adoption of InDesign by major accounts which are influencers in their industries and improved infrastructure support by the industry for our overall solution.

Applications for digital video editing, motion graphics, special effects, audio creation and DVD authoring face increasing competition as video professionals and hobbyists migrate away from analog video and audio tools towards the use of digital camcorders and digital video production on their computers and DVD systems for rich media playback. Our Adobe After Effects, Adobe Audition, Adobe Encore,  Adobe Premiere Pro and Adobe Soundbooth software products, as well as the Adobe Production Studio which contains these products, face competition from companies such as Apple, Avid, Canopus, Sonic and Sony. Our Adobe Premiere Elements software product which is targeted for use by hobbyists, faces competition from companies such as Aist, Apple, ArcSoft, Avid, Broderbund, Corel, Cyberlink, Magix, Microsoft, Muvee and Sony – as well as video editing capabilities found in operating systems and other video editing solutions bundled by video camcorder manufacturers with their hardware offerings.

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

Business Productivity Solutions

With our Adobe Acrobat business, we continue to face competition from Microsoft. Their Windows Vista operating system includes a proprietary digital rights management technology and a document format, called XML Paper Specification (“XPS”), which competes with Adobe PDF. In addition, Microsoft’s widely used Office product offers a feature to save Microsoft Office documents as PDF documents through a freely distributed plug-in. This PDF feature in Office competes with Adobe Acrobat. Microsoft has announced that it will add support for PDF directly in its Office products beginning in 2009 via SP2 for Office 2007. Given Microsoft’s market dominance, XPS, the PDF feature in Office and any other competitive Microsoft product or technology that is bundled as part of its Office product or operating system or made freely available, could harm our overall Adobe Acrobat market opportunity.

Our Adobe Acrobat product family also faces competition in the PDF file creation market from many clone products marketed by companies such as AdLib, Active PDF, Apple, Global Graphics, Nuance, Software995, Sourcenext and others. In addition, other PDF creation solutions can be found at a low cost, or for free, on the Web.

For customers that use Adobe Acrobat as part of document collaboration and document process management solutions, where electronic document delivery, exchange, collaboration, security and archival needs exist, our Acrobat product family faces competition from entrenched office applications such as Microsoft Office and its integration with their SharePoint product. In the higher end of the electronic document market, Acrobat Pro and Acrobat Pro Extended provide features which compete with other creative professional PDF tool providers, such as Enfocus, Dalim and Zinio. In addition, we are targeting the architecture, engineering and construction electronic document collaboration market with our Acrobat Pro Extended product. The capabilities of our product in this market compete with some aspects of Autodesk’s 3D solution.

To address the threats from Microsoft and others, we are working to ensure our Adobe Acrobat applications stay at the forefront of innovation in emerging opportunities such as PDF document generation, document collaboration and document process management.

Our Web conferencing solution, Adobe Acrobat Connect Pro, faces competition from many Web conferencing vendors, including Cisco WebEx, Microsoft Office Live Meeting, IBM Lotus Sametime and Citrix GoToMeeting. Cisco WebEx is a market share leader and Microsoft has steadily increased its marketing of Microsoft Office Live Meeting. To address these and other smaller competitors in the Web conferencing space, we focus on providing a differentiated and enhanced user experience through our Adobe Flash Player.

The markets we address with our Adobe LiveCycle Enterprise Suite are influenced by evolving industry standards, rapid software and hardware technology developments, and new product introductions from competitors such as Microsoft and IBM.

Microsoft has already brought to market new products and technologies to address many of the emerging market needs we focus on with our Adobe LiveCycle family of products. Microsoft continues to offer its eForms solution called InfoPath in the Professional version of Microsoft Office 2007 and has added Office Forms Services which extends their forms to users as MS Outlook e-mail messages or to Web browsers rather than the InfoPath client.  They also continue to offer their Windows Rights Management Services in their Windows Server product which is designed to allow corporate networks to manage and enforce restrictions built into documents.

As discussed previously, Microsoft markets Windows Vista and Office which includes a document format called XPS which competes with Adobe PDF. Windows Vista also contains a proprietary digital rights management technology which competes with Adobe LiveCycle Rights Management ES. In addition, Microsoft’s most recent version of Office includes an updated version of its SharePoint product which competes with certain aspects of our Adobe LiveCycle products. Microsoft has also recently delivered technology called Windows Presentation Foundation and Silverlight which offers an alternative to building RIA applications within the Microsoft .NET framework.

In the electronic forms solution market, in addition to competition from Microsoft Infopath based solutions, we face competition from IBM through their eForms solution recently rebranded as Lotus Workplace Forms. Similarly, we face competition for document process management solutions from workflow solution vendors such as PegaSystems, Lombardi, Nuance and Ultimus.

We believe that our Adobe LiveCycle server product family competes favorably against these companies and formats in terms of the combined benefits of superior functionality, cross-platform visual page fidelity/reliability, multi-platform capability, file compression, printing and security of documents expressed using Adobe PDF. We also believe that Adobe PDF and its integration with XML, combined with the broad distribution of Adobe Reader on all leading hardware platforms, provide a universal multi-platform solution that is more compelling than our competitors’ offerings.

Platform

Our Adobe Flash Platform technologies, including Adobe Flash Player and Adobe AIR, face competition from Microsoft Silverlight, as well as alternative approaches to building RIAs – including Google Gears and JavaFX.  Our Adobe ColdFusion product family and our Adobe Flex Builder developer tool products face competition from major vendors including Microsoft, IBM, BEA (a subsidiary of Oracle) and Sun. Our ColdFusion products also compete with several technologies available today at no cost including the PHP and PERL programming environments that are available for the Apache Web server.

Beyond the competitive Microsoft threats previously discussed, vendors such as Tibco, JackBe, Backbase and NexaWeb offer potentially competitive solutions in the RIA market that we target with our open source Adobe Flex solution.  We also believe RIAs will make use of both open source Ajax frameworks and the open source Flex framework to create hybrid RIAs in the browser, and we anticipate increased adoption of AIR as a development platform for Ajax developers. With our Flash Media Server solution, we face competition from Microsoft with their Windows Media Server for Windows Media and Silverlight, as well as Move Networks, Real Networks, Apple and solutions which utilize HTTP delivery of video and rich media content via Web servers.

Our mobile and device solutions are influenced by evolving industry standards, rapid software and hardware technology developments and frequent new product and technology introductions by companies or open-source initiatives targeting similar opportunities. Technologies and products which could compete with Adobe Flash Lite include Java, Brew, Scalable Vector Graphics, Wireless Application Protocol, Apple Mac OS utilized on the Apple iPhone, Microsoft Windows Mobile, as well as solutions from the open source movement, vendors supplying clone versions of these products and technologies and vendors which choose to exclude the use of our solutions and technologies on their devices.

We believe our Adobe Flash Lite solution competes favorably against these technologies and solutions due to the distribution of Adobe Flash Player technology on a broad set of platforms, including PCs, cellular phones and consumer electronic devices.  We also believe our robust programming model and developer tools used to create video output for the Flash Player and the large Flash developer community and ecosystem which utilize our tools, are key assets in our ability to effectively compete in this market.  Further, the rich expressiveness of Flash which provides the capability to deliver audio, video, motion graphics, vector graphics and visual effects and results in rich user experiences and interfaces on mobile devices, is a key differentiation when compared to the capabilities of alternate solutions.

In the past year, the mobile industry experienced many announcements and introductions of new mobile devices and platforms – and we expect innovation and new announcements such as those seen in 2008 to continue in 2009.  We view these ongoing developments, including the Google Android project consisting of a group of more than 30 technology and mobile companies that are working to develop an open mobile platform, as new opportunities to deploy our technologies and solutions.  Just as we maintain a philosophy of cross-platform support in the personal computer desktop world for operating systems such as Microsoft Windows, Apple Mac OS, Unix and Linux, we expect to continue to enhance our support for a wide variety of mobile and consumer electronic platforms, and we intend to make our products and services available on viable, new entrant platforms as well.

Print and Publishing

Our Print and Publishing product line targets many markets. In technical authoring and publishing, our Adobe FrameMaker product faces competition from large-scale electronic publishing systems, XML-based publishing companies such as PTC, as well as lower-end desktop publishing products such as Microsoft Word. Competition is based on the quality and features of products, the level of customization and integration with other publishing system components, the number of hardware platforms supported, service and price. We believe we can successfully compete based upon the quality and features of the Adobe FrameMaker product and our extensive application programming interface.

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

In the rapid eLearning authoring market, our Adobe Captivate product faces competition from general content development tools such as Microsoft PowerPoint, screen recording tools such as Techsmith’s Camtasia and more advanced eLearning and software simulation solutions such as Firefly, Lectora and Articulate. Competition in this market is based on speed of development and completeness of the features of products, ease-of-use and price. We believe our product can successfully compete based upon the strength of its broad range of features, its strong brand among users and its widespread adoption among training developers.

In Web content management, our Adobe Contribute product faces competition from solutions that provide for the simple creation of blogs and “Wikis,” as well as basic content publishing products such as Microsoft Word, Microsoft FrontPage, Microsoft Notepad, basic HTML editors like ezHTMLArea and ekTron, content management tools like Microsoft SharePoint and, large-scale Web content management systems from companies such as Interwoven, Vignette, IBM and Oracle. Competition in this market is based on usability, quality and features of products, the level of customization and integration with other Web content management components, the integration with Web design tools, the number of hardware platforms supported, service and price. We believe we can successfully compete based upon the usability and price of Adobe Contribute, its strong brand among users and integration with other Web content management components.

In multimedia content authoring, our Adobe Director product faces competition from a variety of multimedia content authoring tools. Competition is based on the quality and features of products, ease-of-use and price. We believe we have a strong product and can successfully compete based upon the quality and features of the Adobe Director product, its strong brand among users, its widespread adoption among content developers and publishers and the widespread proliferation of the Shockwave Player.

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

We support our worldwide distribution network and end user customers with international offices around the world, including locations in Australia, Austria, Belgium, Brazil, Canada, China, Czech Republic, Denmark, Finland, France, Germany, India, Ireland, Italy, Japan, Korea, Mexico, the Netherlands, Norway, Poland, Portugal, Romania, Russia,  Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom.

We also license software with maintenance and support, which includes rights to upgrades, when and if available, support, updates and enhancements.

The table below lists our significant customers, as a percentage of net revenue for fiscal 2006 through 2008. As listed, our significant customers are distributors who sell products across our various segments.

	2008	2007	2006
Ingram Micro	18%	21%	24%
Tech Data	9%	10%	10%

Receivables from our significant distributors, as a percentage of gross trade receivables for fiscal 2008 and 2007 are as follows:

	2008	2007
Ingram Micro	18%	19%
Tech Data	8%	10%

Order Fulfillment for Physical Distribution

The procurement of the various components of packaged products, including CDs and printed materials, and the assembly of packages for retail and other applications products is controlled by our Global Supply Chain Management operations. We outsource our order fulfillment activities to third parties in the United States, Europe and Asia.

To date, we have not experienced significant difficulties in obtaining raw materials for the manufacture of our products or in the replication of CDs, printing and assembly of components. The backlog of orders from customers, as of January 16, 2009 and January 18, 2008, was approximately $6.4 million and $13.8 million, respectively.

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

Support

A significant portion of our support revenue is composed of our extended enterprise maintenance and support offerings, which entitles customers to the right to receive product upgrades and enhancements during the term of the maintenance and support period, which is typically one year. Regional Support Centers are charged with providing timely, high quality technical expertise on Enterprise and Knowledge Worker products and solutions to meet the growing needs of our customers.

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

Investments

We own a limited partnership interest in Adobe Ventures IV L.P. (“Adobe Ventures”) that has invested in early stage companies with innovative technologies. We also make direct investments in privately-held companies. We enter into these investments with the intent of securing financial returns as well as for strategic purposes as they often increase our knowledge of emerging markets and technologies, as well as expand our opportunities to provide Adobe products and services. Adobe Ventures is managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

As previously disclosed, we plan to invest $100.0 million directly in venture capital, of which, approximately $33.5 million has already been invested. We expect the remaining balance will be invested over the next three to five years.

PRODUCT DEVELOPMENT

As the software industry is characterized by rapid technological change, a continuous high level of investment is required for the enhancement of existing products and services and the development of new products and services. We develop our software internally as well as acquire products or technology developed by others by purchasing the stock or assets of the business entity that held ownership rights to the technology. In other instances, we have licensed or purchased the intellectual property ownership rights of programs developed by others with license or technology transfer agreements that may obligate us to pay a flat license fee or royalties, typically based on a dollar amount per unit shipped or a percentage of the revenue generated by those programs.

During fiscal years ended November 28, 2008, November 30, 2007 and December 1, 2006, our research and development expenses were $662.1 million, $613.2 million and $539.7 million, respectively.

PRODUCT PROTECTION

We regard our software as proprietary and protect it under the laws of copyrights, patents, trademarks and trade secrets. We protect the source code of our software programs as trade secrets and make source code available to third parties only under limited circumstances and specific security and confidentiality constraints.

Our products are generally licensed to end users on a “right to use” basis pursuant to a license that restricts the use of the products to a designated number of devices. We also rely on copyright laws and on “shrink wrap” and electronic licenses that are not physically signed by the end user. Copyright protection may be unavailable under the laws of certain countries and the enforceability of “shrink wrap” and electronic licenses has not been conclusively determined in all jurisdictions.

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

EMPLOYEES

As of January 16, 2009, we employed 7,335 people. We have not experienced work stoppages and believe our employee relations are good.

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations Web site at www.adobe.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on our Web site is not incorporated into this report.

EXECUTIVE OFFICERS

Adobe’s executive officers as of January 16, 2009 are as follows:

Name	Age	Positions
Shantanu Narayen	45	President and Chief Executive Officer
Mark Garrett	51	Executive Vice President, Chief Financial Officer
Karen O. Cottle	59	Senior Vice President, General Counsel and Corporate Secretary
Kevin Lynch	42	Senior Vice President, Chief Technology Officer
Johnny Loiacono	47	Senior Vice President, Creative Solutions Business Unit
Rob Tarkoff	40	Senior Vice President, Business Productivity Solutions
Matthew Thompson	50	Senior Vice President, Worldwide Field Operations
Richard T. Rowley	52	Vice President, Principal Accounting Officer

Mr. Narayen currently serves as Adobe’s President and Chief Executive Officer. Mr. Narayen joined Adobe in January 1998 as Vice President and General Manager of Adobe’s engineering technology group. In January 1999, he was promoted to Senior Vice President, Worldwide Products and in March 2001 he was promoted to Executive Vice President, Worldwide Product Marketing and Development. In January 2005, Mr. Narayen was promoted to President and Chief Operating Officer and in December 2007, he was appointed Chief Executive Officer of Adobe and joined the Adobe Board of Directors. Prior to joining Adobe, Mr. Narayen co-founded Pictra Inc., a digital photo sharing software company, in 1996. He was Director of Desktop and Collaboration products at Silicon Graphics Inc. and held various senior manager positions at Apple Inc. before founding Pictra. Mr. Narayen is also a director of Metavante Technologies, Inc., a banking and payment technology solutions provider.

Mr. Garrett joined Adobe in February 2007 as Executive Vice President and Chief Financial Officer. Mr. Garrett served as Senior Vice President and Chief Financial Officer of the Software Group of EMC Corporation, a products, services and solutions provider for information management and storage, from June 2004 to January 2007, his most recent position since EMC’s acquisition of Documentum, Inc., an enterprise content management company, in December 2003. Mr. Garrett first joined Documentum as Executive Vice President and Chief Financial Officer in 1997, holding that position through October 1999 and then re-joining Documentum as Executive Vice President and Chief Financial Officer in 2002. Mr. Garrett is also a director of Informatica Corporation, a provider of enterprise data integration software and services.

Ms. Cottle joined Adobe in February 2002 as Senior Vice President, General Counsel and Secretary. Prior to joining Adobe, Ms. Cottle served as General Counsel for Vitria Technology, Inc., a service-oriented business application software company from February 2000 to February 2002. From 1996 to 1999, Ms. Cottle served as Vice President, General Counsel and Secretary of Raychem Corporation.

Mr. Lynch currently serves as Adobe’s Chief Technology Officer and Senior Vice President of the Experience & Technology Organization.  Mr. Lynch joined Adobe as Chief Software Architect and Senior Vice President for Adobe’s Platform Business Unit through our acquisition of Macromedia, Inc. in December 2005.  At Macromedia, Mr. Lynch served as Chief Software Architect and President of Product Development, where he led Macromedia in advancing Web software including managing the initial development of Macromedia Dreamweaver and guiding Flash to its current widespread adoption across the Web. Prior to Macromedia, Mr. Lynch participated in a variety of technical and management roles in startups including Frame Technology and General Magic.

Mr. Loiacono joined Adobe in April 2006 as Senior Vice President of the Creative Solutions Business Unit.  Prior to joining Adobe, Mr. Loiacono served as Executive Vice President of software at Sun Microsystems, Inc., with responsibility for software technologies including the Solaris operating system, Java, Java Enterprise System suites, Java developer tools and Star Office.  Mr. Loiacono joined Sun Microsystems in 1987 and during his 19 year tenure he also served as General Manager of Sun Microsystems’s operating platform group, as well as Chief Marketing Officer.

Mr. Tarkoff currently serves as Adobe’s Senior Vice President of Business Productivity Solutions.  Mr. Tarkoff joined Adobe in April 2007 as Senior Vice President of Corporate Development.  Prior to joining Adobe, Mr. Tarkoff was Senior Vice President and General Manager of the Captiva Software Division and Senior Vice President of Business Development and Channels for the Software Group of EMC Corporation, a products, services and solutions provider for information management and storage, from December 2003 to April 2007.  Previously, Mr. Tarkoff was Executive Vice President and Chief Strategy Officer for Documentum, Inc., an enterprise content management company and Senior Vice President of Worldwide Business Development at Commerce One, a provider of business-to-business e-commerce solutions.

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

Mr. Rowley joined Adobe in November 2006 as Vice President, Corporate Controller and Principal Accounting Officer. Prior to joining Adobe, Mr. Rowley served as Vice President, Corporate Controller, Treasurer and Principal Accounting Officer at Synopsys, Inc., a semiconductor design software company, from December 2002 to September 2005 and from 1999 to December 2002, Mr. Rowley served as Vice President, Corporate Controller and Principal Accounting Officer. From 1994 to 1999, Mr. Rowley served in several finance-related positions at Synopsys. Mr. Rowley is a certified public accountant.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Uncertainty about future economic and political conditions makes it difficult for us to forecast operating results and to make decisions about future investments. For example, the direction and relative strength of the global economy has recently been increasingly uncertain due to softness in the residential real estate and mortgage markets, volatility in fuel and other energy costs, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors affecting spending behavior. If economic growth in the United States and other countries’ economies is slowed, many customers may delay or reduce technology purchases or marketing spending. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.

The current global financial crisis affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of certain of our key distributors, resellers, OEMs, retailers and systems integrators, ISVs and VARs (collectively referred to as “distributors”), which could impair our distribution channels, inability of customers, including our distributors, to obtain credit to finance purchases of our products, and failure of derivative counterparties and other financial institutions, which could negatively impact our treasury operations. Other income and expense could also vary from expectations depending on gains or losses realized on the sale or exchange of financial instruments, impairment charges related to investment securities as well as equity and other investments, interest rates, cash balances, and changes in fair value of derivative instruments. Any of these events would likely harm our business, results of operations and financial condition.

Political instability in any of the major countries we do business in would also likely harm our business, results of operations and financial condition.

If we cannot continue to develop, market and distribute new products or upgrades to existing products that meet customer requirements, our operating results could suffer.

The process of developing new high technology products and enhancing existing products is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products. Our inability to extend our core technologies into new applications and new platforms and to anticipate or respond to technological changes could affect continued market acceptance of our products and our ability to develop new products. Additionally, any delay in the development, production, marketing or distribution of a new product or upgrade to an existing product could cause a decline in our revenue, earnings or stock price and could harm our competitive position.

We offer our desktop application-based products primarily on Windows and Macintosh platforms. We generally offer our server-based products on the Linux platform as well as the Windows and UNIX platforms. To the extent that there is a slowdown of customer purchases of personal computers on either the Windows or Macintosh platform or in general, or to the extent that significant demand arises for our products or competitive products on the Linux desktop or other platforms before we choose and are able to offer our products on these platforms our business could be harmed. Additionally, to the extent that we have difficulty transitioning product or version releases to new Windows and Macintosh operating systems, or to the extent new releases of operating systems or other third party products make it more difficult for our products to perform, our business could be harmed.

Introduction of new products and business models by existing and new competitors could harm our competitive position and results of operations.

The markets for our products are characterized by intense competition, evolving industry standards and business models, disruptive software and hardware technology developments, frequent new product introductions, short product life cycles, price cutting, with resulting downward pressure on gross margins, and price sensitivity on the part of consumers. Our future success will depend on our ability to enhance our existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological changes. For example, Microsoft Windows Vista operating system which contains a fixed document format, XPS, competes with Adobe PDF. Additionally, Microsoft Office 2007, which offers a feature to save Microsoft Office documents as PDF files through a freely distributed plug-in, competes with Adobe PDF creation (Microsoft has announced that it will add support for PDF directly in its Office products beginning in 2009 via SP2 for Office 2007). Microsoft Expression Studio competes with our Adobe Creative Suite family of products and Microsoft Silverlight and Visual Studio, Web development tools for RIAs, compete with Adobe Flash and Adobe Flex. Google Gears and Sun’s JavaFX, alternative approaches to building RIAs compete with Adobe Flash and Adobe AIR. Companies, such as Google, Sun, Apple and Microsoft, may introduce competing software offerings for free or open source vendors may introduce competitive products. In addition, recent advances in computing and communications technologies have made the software as a service (“SaaS”) business model viable. SaaS allows companies to provide applications, data and related services over the Internet. Providers use primarily advertising or subscription-based revenue models. We are exploring the deployment of our own SaaS strategies, but may not be able to develop the infrastructure and business models as quickly as our competitors. If any of these competing products or services achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of this report.

If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.

We plan to release numerous new product offerings and employ new software delivery methods in connection with our transition to new business models. It is uncertain whether these strategies will prove successful or that we will be able to develop the infrastructure and business models as quickly as our competitors. Market acceptance of these new product and service offerings will be dependent on our ability to include functionality and usability in such releases that address certain customer requirements with which we have limited prior experience and operating history. Additionally, customer requirements for open standards or open source products could impact adoption or use with respect to some of our products. To the extent we incorrectly estimate customer requirements for such products or services or if there is a delay in market acceptance of such products or services, our business could be harmed.

From time to time we open source certain of our technology initiatives, provide broader open access to certain of our technology, such as our Open Screen Project, and release selected technology for industry standardization. These changes may have negative revenue implications and make it easier for our competitors to produce products similar to ours. If we are unable to respond to these competitive threats, our business could be harmed.

We are also devoting significant resources to the development of technologies and service offerings in markets where we have a limited operating history, including the enterprise, government and mobile and device markets. In the enterprise and government markets, we intend to increase our focus on vertical markets such as education, financial services, manufacturing, and the architecture, engineering and construction markets and horizontal markets such as training and marketing. These new offerings and markets require a considerable investment of technical, financial and sales resources, and a scalable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the enterprise, government and mobile and device markets, and greater sales and marketing resources. In the mobile and device markets, our intent is to partner with device makers, manufacturers and telecommunications carriers to embed our technology on their platforms, and in the enterprise and government market our intent is to form strategic alliances with leading enterprise and government solutions and service providers to provide additional resources to further enable penetration of such markets. If we are unable to successfully enter into strategic alliances with device makers, manufacturers, telecommunication carriers and leading enterprise and government solutions and service providers, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted.

Revenue from our new businesses may be difficult to predict.

As previously discussed, we are devoting significant resources to the development of product and service offerings where we have a limited operating history. This makes it difficult to predict revenue and revenue may decline quicker than anticipated. Additionally, we have a limited history of licensing products in certain markets such as the government and enterprise market and may experience a number of factors that will make our revenue less predictable, including longer than expected sales and implementation cycles, decision to open source certain of our technology initiatives, potential deferral of revenue due to multiple-element revenue arrangements and alternate licensing arrangements. If any of our assumptions about revenue from our new businesses prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings.

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights, or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. Third party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from manufacturing or licensing certain of our products, subject us to injunctions restricting our sale of products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements. In addition, we may incur significant costs in acquiring the necessary third party intellectual property rights for use in our products. Any of these could seriously harm our business.

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

We have in the past and may in the future acquire additional companies, products or technologies. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. These risks include:

•	difficulty in assimilating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies or products with our current products and technologies;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges;

•	difficulty integrating the acquired company’s accounting, management information, human resources and other administrative systems;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	inability to take advantage of anticipated tax benefits as a result of unforeseen difficulties in our integration activities;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential impairment of our relationships with employees, customers, partners, distributors or third-party providers of technology or products;

•
potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of an acquired company or technology, including but not limited to, issues with the acquired company’s intellectual property, product quality or product architecture, revenue recognition or other accounting practices, employee, customer or partner issues or legal and financial contingencies;

•
exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to, claims from terminated employees, customers, former stockholders or other third parties;

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

Mergers and acquisitions of high technology companies are inherently risky, and ultimately, if we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated.

Failure to manage our sales and distribution channels effectively could result in a loss of revenue and harm to our business.

A significant amount of our revenue for application products is from two distributors, Ingram Micro, Inc. and Tech Data Corporation, which represented 18% and 9% of our net revenue for fiscal 2008, respectively. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and Tech Data and their subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In fiscal 2008, no single agreement with these distributors was responsible for over 10% of our total net revenue. If any one of our agreements with these distributors were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.

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

In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Some of these distributors may be unable to withstand adverse changes in current economic conditions, which could result in insolvency of certain of our distributors and/or the inability of our distributors to obtain credit to finance purchases of our products. In addition, weakness in the end-user market could further negatively affect the cash flow of our distributors who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these distributors substantially weakens and we were unable to timely secure replacement distributors.

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

We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Web site for our development, marketing, operational, support, hosted services and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in our product development, breaches of data security and loss of critical data and could prevent us from fulfilling our customers’ orders. Our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in San Jose, California, which is near major earthquake faults. We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

Net revenue, margin or earnings shortfalls or the volatility of the market generally may cause the market price of our stock to decline.

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including shortfalls in our net revenue, margins, earnings or key performance metrics, changes in estimates or recommendations by securities analysts, the announcement of new products or product enhancements by us or our competitors, quarterly variations in our or our competitors’ results of operations, developments in our industry; unusual events such as significant acquisitions, divestitures and litigation, general socio-economic, political or market conditions and other factors, including factors unrelated to our operating performance.

We are subject to risks associated with international operations which may harm our business.

We generate over 50% of our total revenue from sales to customers outside of the Americas. Sales to these customers subject us to a number of risks, including:

•	foreign currency fluctuations;

•	changes in government preferences for software procurement;

•	international economic, political and labor conditions;

•	tax laws (including U.S. taxes on foreign subsidiaries);

•	unexpected changes in, or impositions of, international legislative or regulatory requirements;

•	failure of foreign laws to protect our intellectual property rights adequately;

•	inadequate local infrastructure;

•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;

•	transportation delays;

•	the burdens of complying with a variety of foreign laws, including consumer and data protection laws; and

•	other factors beyond our control, including terrorism, war, natural disasters and diseases.

If sales to any of our customers outside of the Americas are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

In addition, approximately 43% of our employees are located outside the United States. This means we have exposure to changes in foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We also intend to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively, or as quickly as our competitors, in these markets, which would cause our results to suffer. Moreover, local laws and customs in many countries differ significantly from those in the United States. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business.

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

We also adopted FIN 48 in the first quarter of fiscal 2008. The adoption of FIN 48 resulted in an increase to both assets and liabilities in our condensed consolidated balance sheet as of the beginning of fiscal 2008 and may create increased volatility in our future operating results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), (“SFAS 141R”), “Business Combinations,” which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are in the process of evaluating the impact of the pending adoption of Statement 141R. We currently believe that the adoption of Statement 141R will result in the recognition of certain types of expenses in our results of operations that we currently capitalize pursuant to existing accounting standards and may also impact our financial statements in other ways.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

Under GAAP, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations. For example, our Mobile and Device Solutions business, which will be reported as part of our Platform segment in fiscal 2009, is in an emerging market with high growth potential. We recently announced the Open Screen Project. As part of the project, we will be removing the license fees on the next major releases of Adobe Flash Player and Adobe AIR for devices. Accordingly, we would expect revenue from this segment to decrease beginning in the first quarter of fiscal 2009. Although we would expect this decrease to be offset in time by an increased demand for tooling products, server technologies, hosted services and applications, if future revenue or revenue forecasts for our Platform segment do not meet our expectations, we may be required to record a charge to earnings reflecting an impairment of recorded goodwill or intangible assets.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of our deferred tax assets and liabilities.

In addition, we are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities, including a current examination by the IRS for our fiscal 2005, 2006 and 2007 tax returns. These examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examination. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

If we are unable to recruit and retain key personnel our business may be harmed.

Much of our future success depends on the continued service and availability of our senior management. These individuals have acquired specialized knowledge and skills with respect to Adobe. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the Bay Area, where many of our employees are located. We have relied on our ability to grant equity compensation as one mechanism for recruiting and retaining such highly skilled personnel. Recently enacted accounting regulations requiring the expensing of equity compensation may impair our ability to provide these incentives without incurring significant compensation costs. Additionally, the recent significant adverse volatility in our stock price has resulted in many employees’ stock option exercise prices exceeding the underlying stock’s market value as well as deterioration in the value of employees’ restricted stock units granted, thus lessening the effectiveness of retaining employees through stock-based awards. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed.

Our investment portfolio may become impaired by deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of November 28, 2008 consisted of US treasury securities, bonds of government agencies, obligations of foreign governments, corporate bonds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from recent market liquidity and credit concerns. As of November 28, 2008, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market mutual funds was immaterial. As of November 28, 2008, we had no material impairment charges associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table sets forth the location, approximate square footage and use of each of the principal properties used by Adobe during fiscal 2008. We lease or sublease all of these properties with the exception of our property in India, where we own the building and lease the land, and San Francisco where we own the building and land. All properties are leased under operating leases. Such leases expire at various times through 2028, with the exception of the land lease that expires in 2091. The annual base rent expense (including operating expenses, property taxes and assessments, as applicable) for all facilities is currently approximately $86.3 million and is subject to annual adjustments as well as changes in interest rates.

Location	Approximate Square Footage		Use
North America:
345 Park Avenue San Jose, CA 95110, USA	378,000		Research, product development, sales and marketing, and administration

321 Park Avenue San Jose, CA 95110, USA	321,000		Research, product development, sales and marketing

151 Almaden Boulevard San Jose, CA 95110, USA	267,000		Product development, sales and administration

601 and 625 Townsend San Francisco, CA 94103, USA	272,000	*	Research, product development, sales, marketing and administration

801 N. 34th Street-Waterfront Seattle, WA 98103, USA	182,000		Product development, sales, technical support and administration

1-3 Riverside Center 275 Grove Street Newton, MA 02466, USA	81,000	**	Research, product development, sales and marketing

333 Preston Street Ottawa, Ontario K1S 1N4	125,000		Research, product development, sales, marketing and administration

India:
Adobe Towers, 1-1A, Sector 25A Noida, U.P. 201301	191,000		Product development

Adobe Towers, Plot #6, Sector 127 Expressway, Noida, U.P. 201301	65,000		Product development

Salapuria Infinity, 3rd Floor #5, Bannerghatta Road Bangalore 560029	84,000		Research and product development

Japan:
Gate City Ohsaki East Tower 1-11-2 Ohsaki, Shinagawa-ku Tokyo 141-0032	57,000		Product development, sales and marketing

Location	Approximate Square Footage		Use
China:
Block A, SP Tower, 21st & 22nd Floor Block D, SP Tower, 10th Floor Tsinghua Science Park, Yard 1 Zhongguancun Donglu, Haidian District Beijing, China	46,000		Research and product development

Germany:
Grobe Elbstrable 27 Hamburg 22767	36,000		Research and product development

Romania:
26 Z Timisoara Blvd, Anchor Plaza Lujerului, Sector 6 Bucharest	22,000	***	Research and product development

UK:
3 Roundwood Avenue Stockley Park, Uxbridge, UB11 1AY	22,000		Product development, sales, marketing and administration
_________________________________________
*	The total square footage is 346,000, of which we occupy 272,000 square feet, or approximately 79% of this facility; 74,000 square feet is unoccupied basement space.

**	The total square footage is 348,000, of which we occupy 81,000 square feet, or approximately 23% of this facility. The remaining square footage is subleased.

***	The total square footage is 44,000, of which we occupy 22,000 square feet, or approximately 50% of this facility. The remaining square footage is subleased.

In general, all facilities are in good condition and are operating at an average capacity of approximately 85%.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended November 28, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ADBE.” On January 16, 2009, there were 1,728 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We did not pay any cash dividends on our common stock during fiscal 2008 or fiscal 2007. Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. The following table sets forth the high and low sales price per share of our common stock for the periods indicated.

	Price Range
	High	Low
Fiscal 2008:
First Quarter	$44.62	$32.62
Second Quarter	44.06	30.79
Third Quarter	45.89	38.23
Fourth Quarter	43.14	20.75
Fiscal Year	45.89	20.75
Fiscal 2007:
First Quarter	$42.81	$37.52
Second Quarter	44.53	38.52
Third Quarter	44.58	38.75
Fourth Quarter	48.00	40.82
Fiscal Year	48.00	37.52

Issuer Purchases of Equity Securities

Below is a summary of stock repurchases for the quarter ended November 28, 2008. See Note 12 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Plan/Period(1)	Shares Repurchased(2)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be repurchased as of August 29, 2008			143,023,525	(3)
August 30—September 26, 2008
Structured repurchases	1,019,649	$40.23
September 27—October 24, 2008
From employees(4)	29	$26.00
Structured repurchases	1,023,240	$32.58
Open market repurchases	2,802,943	$35.67
October 25—November 28, 2008
Structured repurchases	1,340,051	$23.84
Adjustments to repurchase authority for net dilution	—		(3,338,382)	(5)
Total shares repurchased	6,185,912		(6,185,912)
Ending shares available to be repurchased under Program I as of November 28, 2008			133,499,231	(6)
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

Stock Performance Graph*

Five-Year Stockholder Return Comparison

The line graph below compares the cumulative stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500”) and the S&P 500 Software & Services Index for the five fiscal year period ending November 28, 2008. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The following table and graph assume that $100.00 was invested on November 28, 2003 in our common stock, the S&P 500 Index and the S&P 500 Software & Services Index, with reinvestment of dividends.  For each reported year, our reported dates are the last trading dates of our fiscal year which ends on the Friday closest to November 30.

	2004	2005	2006	2007	2008
Adobe Systems	$152.59	$169.57	$190.81	$204.34	$112.30
S&P 500 Index	114.56	123.91	139.40	150.59	93.22
S&P 500 Software & Services Index	118.75	122.24	127.67	145.77	83.62

_________________________________________
*
The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

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

	Fiscal Years
	2008	2007	2006	2005	2004
Operations:
Revenue	$3,579,889	$3,157,881	$2,575,300	$1,966,321	$1,666,581
Gross profit	3,217,259	2,803,187	2,282,843	1,853,743	1,562,203
Income before income taxes	1,078,508	947,190	679,727	765,776	608,645
Net income(1)	871,814	723,807	505,809	602,839	450,398
Net income per share(1), (2)
Basic	1.62	1.24	0.85	1.23	0.94
Diluted	1.59	1.21	0.83	1.19	0.91
Cash dividends declared per common share	—	—	—	0.00625	0.025
Financial position:(3)
Cash, cash equivalents and short-term investments	2,019,202	1,993,854	2,280,879	1,700,834	1,313,221
Working capital	1,972,504	1,720,441	2,208,688	1,528,915	1,107,458
Total assets	5,821,598	5,713,679	5,962,548	2,440,315	1,958,632
Long-term debt	350,000	—	—	—	—
Stockholders’ equity	$4,410,354	$4,649,982	$5,151,876	$1,865,164	$1,423,477
Additional data:
Worldwide employees	7,544	6,794	6,068	4,285	3,848
_________________________________________
(1)
In fiscal 2008, 2007 and 2006, net income and net income per share includes the impact of SFAS 123R stock-based compensation charges as well as the integration of Macromedia into our operations in fiscal 2006, neither of which were present in fiscal years 2005 and prior. See Notes 2 and 11 of our Notes to Consolidated Financial Statements for information regarding our Macromedia acquisition and stock-based compensation, respectively.

(2)
On March 16, 2005, our Board of Directors approved a two-for-one stock split, in the form of a stock dividend, of our common stock payable on May 23, 2005 to stockholders of record as of May 2, 2005. Per share data, for all periods presented, have been adjusted to give effect to this stock split.

(3)	Information associated with our financial position is as of the Friday closest to November 30 for the five fiscal periods through 2008.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion (presented in millions, except where indicated) should be read in conjunction with our consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part 1, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed in fiscal 2009. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, stock-based compensation, goodwill impairment and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

Revenue Recognition

We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific objective evidence (“VSOE”) of fair value exists for each undelivered element; and (4) allocate the total price among the various elements we must deliver. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

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

Product revenue is recognized when the above criteria are met. We reduce the revenue recognized for estimated future returns, price protection and rebates at the time the related revenue is recorded. In determining our estimate for returns and in accordance with our internal policy regarding global channel inventory which is used to determine the level of product held by our distributors on which we have recognized revenue, we rely upon historical data, the estimated amount of product inventory in our distribution channel, the rate at which our product sells through to the end user, product plans and other factors. Our estimated provisions for returns can vary from what actually occurs. Product returns may be more or less than what was estimated. The amount of inventory in the channel could be different than what is estimated. Our estimate of the rate of sell through for product in the channel could be different than what actually occurs. There could be a delay in the release of our products. These factors and unanticipated changes in the economic and industry environment could make our return estimates differ from actual returns, thus materially impacting our financial position and results of operations.

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

Our consulting revenue is recognized using the proportionate performance method and is measured monthly based on input measures, such as on hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Accordingly, our estimates of consulting revenue could differ from actual events and may materially impact our financial position and results of operations.

Stock-based Compensation

We account for stock-based compensation in accordance with SFAS 123R. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate, estimated forfeitures and expected dividends.

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

Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. In addition, we are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities, including a current examination by the IRS for our fiscal 2005, 2006 and 2007 tax returns. These examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of the current and any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

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

RESULTS OF OPERATIONS

Overview of 2008

During fiscal 2008, our software and technologies continued to redefine how people engage with ideas and information—anytime, anywhere and through virtually any medium.  Given our solid execution during the year, we were able to deliver strong revenue and earnings growth when compared to the previous year.

In our Creative Solutions segment, revenue increased by nine percent during fiscal 2008 as compared to fiscal 2007, based on continued adoption of our CS3 family of products during the first three quarters of fiscal 2008, as well as the release of our new CS4 family of products which began shipping in the fourth quarter of the year. Consisting of six Creative Suite editions and thirteen individual creative products, our CS4 family of products launch was the largest in our more than 25-year history.  Although reviews and market commentary about our new CS4 family of products were overwhelmingly positive, we believe revenue from the fourth quarter launch was significantly impacted by the global financial crisis that is affecting demand in the creative professional end user market.

Helping to drive the growth we achieved in our Creative Solutions business was a thirteen percent growth with our professional digital imaging products during fiscal 2008 as compared to fiscal 2007.  In addition, we achieved strong growth in our Scene7 business. Revenue increased by more than twenty percent with our digital imaging and digital video hobbyist markets with the introduction of new versions of our Adobe Photoshop Elements and Adobe Premiere Elements products during the fourth quarter.

Business Productivity Solutions achieved greater than fifteen percent increase in revenue during fiscal 2008 as compared to fiscal 2007.  This success was driven by continued adoption of our Acrobat 8 family of products, as well as adoption of its successor, Acrobat 9, which was released in the third quarter of the fiscal year. In addition, our execution in driving our enterprise business with our LiveCycle product family resulted in more than a thirty percent increase in revenue in this business during fiscal 2008 as compared to fiscal 2007, with revenue exceeding $250 million. We also continued to grow our Acrobat Connect Pro business which provides real-time collaboration capabilities via the Web utilizing our Adobe Flash Player.

Our Mobile and Device Solutions segment achieved greater than 100% growth during fiscal 2008 as compared to fiscal 2007, due to the ongoing success we have had targeting mobile operators, handset manufacturers and consumer electronic device manufactures with our Flash Lite technology. On May 1, 2008, we announced the Open Screen Project.  The project aims to enable a consistent runtime environment that will remove barriers for developers and designers as they publish content and applications across desktops and consumer devices, including phones, mobile Internet devices (“MIDs”) and set top boxes. As part of the project, we will be removing some restrictions on the use of some of our technology specifications and publishing several technology protocols.  We will also be removing the license fees on the next major releases of Adobe Flash Player and Adobe AIR for devices.  Accordingly, we expect revenue from Mobile and Device Solutions to decrease beginning in the first quarter of fiscal 2009. We would expect this decrease to be offset in time by an increased demand for tooling products, server technologies, services and applications.

In our other segments, revenue increased by fifteen percent compared to fiscal 2007 due primarily to higher revenue with our Platform business and the sustaining of revenue in our legacy Print and Publishing business.

Revenue

	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006
Product	$3,396.5	12%	$3,019.5	22%	$2,484.7
Percentage of total revenue	95%		96%		96%
Services and support	183.4	33%	138.4	53%	90.6
Percentage of total revenue	5%		4%		4%
Total revenue	$3,579.9	13%	$3,157.9	23%	$2,575.3

In fiscal 2008, we categorized our products into the following segments: Creative Solutions, Knowledge Worker, Enterprise, Mobile and Device Solutions, Platform and Print and Publishing products.

Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers.  Our Knowledge Worker segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them reliably share information and collaborate effectively. This segment contains revenue generated by the Adobe Acrobat family of products. Our Enterprise segment provides server-based enterprise interaction solutions that automate people-centric processes and contains revenue generated by our LiveCycle line of products. The Mobile and Device Solutions segment provides solutions that create compelling experiences through rich content, user interfaces and data services on mobile and non-PC devices such as cellular phones, consumer devices and Internet connected hand-held devices. The Platform segment provides developer solutions and technologies, including Adobe Flash Player, Adobe AIR and Flex Builder which are used to build rich application experiences. Finally, the Print and Publishing segment addresses market opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and OEM printing businesses.

We will adjust our reporting segments at the beginning of fiscal 2009 to reflect changes in how we manage our business as we enter the new fiscal year. We are combining our former Mobile and Device Solutions segment with our Platform segment. These segment reporting changes reflect changes we have made internally in terms of how we manage these businesses.

Our services and support revenue is composed of consulting, training and maintenance and support, primarily related to the licensing of our enterprise, developer and platform products. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products. Our maintenance and support offerings which entitle customers to receive product upgrades and enhancements or technical support, depending on the offering, is recognized ratably over the term of the arrangement.

Segment Information

	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006
Creative Solutions	$2,072.8	9%	$1,899.0	32%	$1,438.0
Percentage of total revenue	58%		60%		56%
Knowledge Worker	810.9	11%	728.5	11%	657.8
Percentage of total revenue	23%		23%		26%
Enterprise	253.0	32%	191.3	21%	158.2
Percentage of total revenue	7%		6%		6%
Mobile and Device Solutions	113.1	115%	52.5	40%	37.5
Percentage of total revenue	3%		2%		1%
Platform	118.5	46%	80.9	19%	68.1
Percentage of total revenue	3%		3%		3%
Print and Publishing	211.6	3%	205.7	(5)%	215.7
Percentage of total revenue	6%		6%		8%
Total revenue	$3,579.9	13%	$3,157.9	23%	$2,575.3

Fiscal 2008 Revenue Compared to Fiscal 2007 Revenue

Revenue from our Creative Solutions segment increased $173.8 million during fiscal 2008 as compared to fiscal 2007 primarily due to ongoing adoption of our CS3 family of products, as well as the launch of our CS4 family of products in the fourth quarter of fiscal year.  We also achieved solid growth in our Scene7 business and with our hobbyist products. Also contributing to the increase in fiscal 2008 as compared to fiscal 2007 was an increase in certain unit average selling prices. Units sold remained relatively stable.

Revenue in our Knowledge Worker segment increased $82.4 million during fiscal 2008 as compared to fiscal 2007 primarily due to an increase in the licensing of our Acrobat 8 and new Acrobat 9 family of products. An increase in the number of units sold as well as a slight increase in certain unit average selling prices also contributed to higher revenue as compared to fiscal 2007.

Revenue from our Enterprise segment increased $61.7 million during fiscal 2008 as compared to fiscal 2007 primarily due to an increased adoption of our LiveCycle family of products and a larger number of enterprise solution transactions at a higher average transaction size.

Revenue from our Mobile and Device Solutions segment increased by $60.6 million during fiscal 2008 as compared to fiscal 2007 due to continued adoption of Flash Lite by mobile and non-PC device manufacturers. On May 1, 2008, we announced the Open Screen Project.  The project aims to enable a consistent runtime environment that will remove barriers for developers and designers as they publish content and applications across desktops and consumer devices, including phones, MIDs and set top boxes. See Overview of 2008 for further information regarding the Open Screen Project.

Platform revenue increased by $37.6 million during fiscal 2008 as compared to fiscal 2007 primarily due to increased revenue related to Flash Player and the launch of Adobe AIR which resulted in increased revenue from our developer tools.

Revenue in our Print and Publishing business increased by $5.9 million during fiscal 2008 as compared to fiscal 2007, driven by ongoing adoption of our eLearning solutions as well as some of our legacy print and publishing products.

Fiscal 2007 Revenue Compared to Fiscal 2006 Revenue

Revenue from our Creative Solutions segment increased $461.0 million during fiscal 2007 as compared to fiscal 2006 primarily due to the launch of the English versions of our CS3 family of products in the second quarter of fiscal 2007 and the release of localized versions of our CS3 family of products during the third quarter of fiscal 2007. The increase in fiscal 2007 as compared to fiscal 2006 was also due to an increase in certain unit average selling prices. Increases in revenue were offset in part, by a slight decrease in the number of units sold.

Revenue from our Knowledge Worker segment increased $70.7 million during fiscal 2007 as compared to fiscal 2006 primarily due to an increase in the licensing of our new Acrobat 8 family of products.  The number of units sold as well as the average unit selling prices remained relatively stable during fiscal 2007 as compared to fiscal 2006.

Revenue from our Enterprise segment increased $33.1 million during fiscal 2007 as compared to fiscal 2006 primarily due to continued adoption of our LiveCycle family of products. Revenue also increased due to a larger number of enterprise solution transactions offset with a decrease in the average transaction size during fiscal 2007 as compared to fiscal 2006.

Revenue from our Mobile and Device Solutions segment increased $15.0 million during fiscal 2007 as compared to fiscal 2006 due to continued adoption of Flash Lite by mobile and non-PC device manufacturers, and our Flash Cast solutions by mobile operators.

Revenue from our Platform segment increased $12.8 million during fiscal 2007 as compared to fiscal 2006 due primarily to increased revenue related to Flash Player.

Revenue from our Print and Publishing segment decreased $10.0 million during fiscal 2007 as compared to fiscal 2006 due to lower revenue associated with some of our legacy products.

Geographic Information

	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006
Americas	$1,632.8	8%	$1,508.9	19%	$1,266.7
Percentage of total revenue	46%		48%		49%
EMEA	1,229.2	20%	1,026.4	33%	770.1
Percentage of total revenue	34%		32%		30%
Asia	717.9	15%	622.6	16%	538.5
Percentage of total revenue	20%		20%		21%
Total revenue	$3,579.9	13%	$3,157.9	23%	$2,575.3

Fiscal 2008 Revenue by Geography Compared to Fiscal 2007 Revenue by Geography

Overall revenue in each of the geographic segments for fiscal 2008 increased compared to fiscal 2007 primarily due to the ongoing adoption of our CS3 family of products during the first half of the year, the launch of our CS4 family of products in the fourth quarter of the year, the launch of our Acrobat 9 family of products in the third quarter of the year and strong growth in our enterprise business.

Included in the overall increase in revenue were impacts associated with foreign currency. Revenue in EMEA measured in U.S. dollars was favorably impacted by approximately $69.3 million during fiscal 2008 as compared to fiscal 2007 primarily due to the strength of the Euro against the U.S. dollar. Additionally, during fiscal 2008 we had a hedging gain of

$13.2 million. Revenue in Asia was favorably impacted by approximately $39.6 million during fiscal 2008 as compared to fiscal 2007 primarily due to the strength of the Yen against the U.S. dollar.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk regarding foreign currency risks.

Product Backlog

With regard to our product backlog, the actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects. Backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. We had minimal backlog at the end of the third and fourth quarters of fiscal 2008. The comparable backlog at the end of the fourth quarter of fiscal 2007 was approximately 7% of fourth quarter fiscal 2007 revenue.

Cost of Revenue

	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006
Product	$266.4	(2)%	$270.8	20%	$226.5
Percentage of total revenue	7%		9%		9%
Services and support	96.2	15%	83.9	27%	66.0
Percentage of total revenue	3%		3%		3%
Total cost of revenue	$362.6	2%	$354.7	21%	$292.5

Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue increased (decreased) due to the following:

	% Change 2008 to 2007	% Change 2007 to 2006
Amortization of acquired rights to use technology	6%	8%
Royalties for licensed technologies	3	7
Localization costs related to our product launches	(1)	10
Excess and obsolete inventory	(1)	3
Amortization of purchased technology	(10)	(11)
Various individually insignificant items	1	3
Total change	(2)%	20%

Amortization of acquired rights to use technology increased primarily due to the fact that we entered into certain technology licensing arrangements totaling $100.4 million and $60.0 million during fiscal 2008 and fiscal 2007, respectively. Of this cost, an estimated $56.4 million and $44.8 million during fiscal 2008 and fiscal 2007, respectively, was related to future licensing rights and has been capitalized and will be amortized on a straight-line basis over the estimated useful lives up to fifteen years. Of the remaining costs, we estimated that approximately $27.2 million and $15.2 million was related to historical use of licensing rights which was expensed as cost of sales and the residual of $16.8 million for fiscal 2008 was expensed as general and administrative costs.  In connection with these licensing arrangements, we have the ability to acquire additional rights to use technology in the future.

Royalty costs increased during fiscal 2007 as compared to fiscal 2006 primarily due to an increase in the number of licensed technology agreements during the year coupled with royalty costs associated with a legal settlement in the fourth quarter of fiscal 2007.

Localization costs which are amortized over the product life cycle, decreased during fiscal 2008 as compared to fiscal 2007 and increased during fiscal 2007 as compared to fiscal 2006 primarily due to increased costs during fiscal 2007 associated with the release of the localized versions of our CS3 family of products and the Acrobat 8 family of products.

Amortization of purchased technology decreased during fiscal 2008 as compared to fiscal 2007 and decreased during fiscal 2007 as compared to fiscal 2006, due to a decrease in amortization primarily associated with intangible assets purchased through the Macromedia acquisition at the beginning of fiscal 2006.

Services and Support

Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased during fiscal 2008 as compared to fiscal 2007, primarily due to increases in compensation and related benefits driven by increases in headcount related to product support and utilization by customers of our consulting services.

Cost of services and support revenue increased during fiscal 2007 as compared to fiscal 2006, primarily due to increases in compensation and related benefits primarily as a result of headcount increases and increases in costs to support consulting engagements and product releases.

Operating Expenses

Research and Development, Sales and Marketing and General and Administrative Expenses

Included in compensation costs for fiscal 2008, 2007 and 2006 are compensation and related benefits, including stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal 2006. The increase in compensation costs during fiscal 2008 as compared to fiscal 2007 related to increases in headcount and stock-based compensation offset by decreases in profit sharing and employee bonuses based on company performance. Additionally, the increase in compensation for fiscal 2007 as compared to fiscal 2006 related to higher expense for profit sharing and employee bonuses based on company performance.

Research and Development

	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006
Expenses	$662.1	8%	$613.2	14%	$539.7
Percentage of total revenue	18%		19%		21%

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased due to the following:

	% Change 2008 to 2007	% Change 2007 to 2006
Compensation and related benefits associated with headcount growth	7%	9%
Compensation associated with incentive compensation and stock-based compensation	—	5
Various individually insignificant items	1	—
Total change	8%	14%

We believe that investments in research and development, including the recruiting and hiring of software developers, are critical to remaining competitive in the marketplace and are directly related to continued timely development of new and enhanced products. We will continue to focus on long-term opportunities available in our end markets and make significant investments in the development of our desktop application and server-based software products.

Sales and Marketing

	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006
Expenses	$1,089.3	11%	$984.4	14%	$867.1
Percentage of total revenue	30%		31%		34%

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

Sales and marketing expenses increased due to the following:

	% Change 2008 to 2007	% Change 2007 to 2006
Compensation and related benefits associated with headcount growth	5%	3%
Marketing spending related to product launches and overall marketing efforts to further increase revenue	4	2
Compensation associated with incentive compensation and stock-based compensation	1	6
Various individually insignificant items	1	3
Total change	11%	14%

General and Administrative

	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006
Expenses	$337.3	23%	$275.0	17%	$234.6
Percentage of total revenue	9%		9%		9%

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

General and administrative expenses increased due to the following:

	% Change 2008 to 2007	% Change 2007 to 2006
Allocation of costs associated with acquired rights to use technology	6%	—%
Compensation and related benefits associated with headcount growth	4	3
Charitable contributions	4	—
Compensation associated with incentive compensation and stock-based compensation	2	8
Professional and consulting fees	2	2
Provision for bad debt	2	—
Depreciation and amortization	1	2
Various individually insignificant items	2	2
Total change	23%	17%

Allocation of costs associated with acquired rights to use technology increased primarily due to the fact that we entered into certain technology licensing arrangements totaling $100.4 million and $60.0 million during fiscal 2008 and fiscal 2007, respectively. Of this cost, an estimated $56.4 million and $44.8 million during fiscal 2008 and fiscal 2007, respectively, was related to future licensing rights and has been capitalized and will be amortized on a straight-line basis over the estimated useful lives up to fifteen years. Of the remaining costs, we estimated that approximately $27.2 million and $15.2 million during fiscal 2008 and fiscal 2007, respectively, was related to historical use of licensing rights which was expensed as cost of sales and the residual of $16.8 million for fiscal 2008 was expensed as general and administrative costs. In connection with these licensing arrangements, we have the ability to acquire additional rights to use technology in the future.

Charitable contributions represent funding of the Adobe Foundation which is a private foundation created to leverage human, technological and financial resources to drive social change and improve the communities in which we live and work.

Restructuring Charges

	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006
Expenses	$32.1	*	$0.6	(97)%	$20.3
Percentage of total revenue	1%		*		1%
_________________________________________
*	Percentage is not meaningful.

Fiscal 2008 Restructuring Charges

In the fourth quarter of fiscal 2008, we initiated a restructuring program in order to reduce our operating costs and focus our resources on key strategic priorities impacting a total of approximately 560 full-time positions globally. In connection with this restructuring plan, we recorded restructuring charges totaling $29.2 million related to termination benefits for the elimination of approximately 460 of these full-time positions globally. As of November 28, 2008, $0.4 million was paid. The remaining accrual associated with these termination benefits is expected to be substantially paid during fiscal 2009. In fiscal 2009, we expect to record approximately $10.0 million to $13.0 million primarily related to the consolidation of leased facilities and approximately $6.0 million to $7.0 million related to employee severance arrangements for the elimination of approximately 100 of the remaining full-time positions globally. We expect to pay this facility related liability through fiscal 2013. Charges associated with these ongoing termination benefits were recorded in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and expected charges associated with the consolidation of leased facilities will be recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Macromedia Restructuring Charges

We acquired Macromedia on December 3, 2005 and in the first quarter of fiscal 2006, pursuant to Board of Directors’ approval, implemented a restructuring plan to eliminate approximately 313 positions held by Adobe employees worldwide, which impacted all functional areas. The reduction in force was completed in fiscal 2006. The restructuring plan also included costs related to the world-wide consolidation of facilities, the cancellation of certain contracts and the write-off of fixed assets located at facilities that have been vacated.

During fiscal 2008, we recorded charges of $2.9 million related to changes in estimates related to Macromedia facilities restructuring charges due to changes in sub-lease income estimates. Additionally, we have a $13.1 million liability for restructuring as of November 28, 2008 primarily associated with the Macromedia restructured facilities. We expect to pay this liability through fiscal 2011.

See Note 9 of our Notes to Consolidated Financial Statements for further information regarding our restructuring charges.

Amortization of Purchased Intangibles and Incomplete Technology

	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006
Expenses	$68.2	(6)%	$72.4	4%	$69.9
Percentage of total revenue	2%		2%		3%

As a result of our acquisition of Macromedia in fiscal 2006, we acquired purchased intangibles which are amortized over their estimated useful lives of two to four years. In addition, during fiscal 2008 we completed one business combination and during fiscal 2007, we completed two business combinations and one asset acquisition. We acquired purchased intangibles through these acquisitions which are amortized over their estimated useful lives.

Amortization expense decreased during fiscal 2008 as compared to fiscal 2007, due to a decrease in amortization expense associated with intangible assets purchased through the Macromedia acquisition. Additionally, included in the amortization of purchased intangibles and incomplete technology for fiscal 2007 was $1.5 million related to the write-off of in-process research and development from an acquisition that occurred during the second quarter of fiscal 2007.

Non-operating Income

	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006
Interest and other income, net	$43.8	(47)%	$82.7	23%	$67.3
Percentage of total revenue	1%		3%		3%
Interest expense	(10.0)	*	(.2)	100%	(.1)
Percentage of total revenue	*		*		*
Investment gains and (losses), net	16.4	131%	7.1	(88)%	61.2
Percentage of total revenue	* %		* %		2%
Total non-operating income	$50.2	(44)%	$89.6	(30)%	$128.4
_________________________________________
*	Percentage is not meaningful.

Interest and Other Income, net

Interest and other income, net, included interest earned on cash, cash equivalents and short-term fixed income investments as well as foreign exchange gains and losses, including those from hedging revenue transactions primarily denominated in Euro and Japanese Yen currencies.

Interest and other income, net, decreased during fiscal 2008 as compared to fiscal 2007 primarily as a result of lower average invested balances due to cash used for our share repurchase programs, lower interest rates and increased hedging costs. Additionally, during fiscal 2008, interest and other income, net included losses on fixed income investments associated with a write-down for an other-than-temporary impairment totaling approximately $1.3 million during the second quarter of fiscal 2008.

Interest and other income, net increased during fiscal 2007 as compared to fiscal 2006 primarily as a result of higher rates of return on invested cash and short-term investments.

Interest Expense

Interest expense for fiscal 2008, primarily represents interest associated with our credit facility. The outstanding balance as of November 28, 2008 was $350.0 million. Interest due under the credit facility is paid upon expiration of the London interbank offered rate (“LIBOR”) contract or at a minimum, quarterly.

Investment Gains and (Losses), net

Investment gains and (losses), net consist principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and gains and losses associated with our interests in Adobe Ventures.

Investment gains and (losses), net fluctuated due to the following:

	2008	2007	2006

Net gains (losses) related to our investments in Adobe Ventures and cost method investments	$15.9	$6.9	$(6.5)
Gains from sale of equity investments	5.4	0.2	67.9
Write-downs due to other-than-temporary declines in value of our marketable equity securities	(4.9)	—	—
Losses on stock warrants	—	—	(0.2)
Total investment gains and (losses), net	$16.4	$7.1	$61.2

During fiscal 2008, investment gains and (losses), net increased as compared to fiscal 2007 due primarily to investment gains from our direct and Adobe Ventures investments.  Additionally, during fiscal 2008, we received cash and recognized a gain resulting from the expiration of the escrow period related to the sale of our investment in Atom Entertainment, Inc. that occurred during the fourth quarter of fiscal 2006.  Investment gains and (losses), net increased in fiscal 2006 when compared to fiscal 2007 due to the sale of our investment in Atom Entertainment, Inc.

Provision for Income Taxes

	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006
Provision	$206.7	(7)%	$223.4	28%	$173.9
Percentage of total revenue	6%		7%		7%
Effective tax rate	19%		24%		26%

Our effective tax rate decreased approximately five percentage points during fiscal 2008 as compared to fiscal 2007.  The decrease was primarily related to the completion in the third quarter of fiscal 2008 of a U.S. income tax examination covering our fiscal years 2001 through 2004, a refund of foreign taxes from our fiscal years 2000 through 2002 following a foreign tax court judgment and stronger international profits for fiscal 2008 offset in part by an increase due to the tax benefit for the reinstatement of the research and development credit relating to fiscal 2006 in the first quarter of fiscal 2007.

Our effective tax rate decreased approximately two percentage points during fiscal 2007 as compared to fiscal 2006.  The decrease is primarily due to the reinstatement of the federal research and development tax credit in December 2006. The reinstatement of the credit was retroactive to January 1, 2006. A $12.3 million cumulative tax benefit for the credit relating to fiscal 2006 was reflected in its entirety in the first quarter of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

This data should be read in conjunction with the consolidated statements of cash flows.

	Fiscal 2008	Fiscal 2007
Cash, cash equivalents and short-term investments	$2,019.2	$1,993.9
Working capital	1,972.5	1,720.4
Stockholders’ equity	$4,410.4	$4,650.0

Summary of our cash flows is as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Net cash provided by operating activities	$1,280.7	$1,441.1	$900.0
Net cash (used for) provided by investing activities	(304.7)	81.5	195.2
Net cash used for financing activities	(1,021.6)	(1,350.4)	(747.4)
Effect of foreign currency exchange rates on cash and cash equivalents	(14.4)	1.7	3.9
Net (decrease) increase in cash and cash equivalents	$(60.0)	$173.9	$351.7

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

Cash flows from operating activities

Net cash provided by operating activities of $1.3 billion for fiscal 2008, was primarily comprised of net income plus the net effect of non-cash expenses. The primary working capital sources of cash were increases in net income, deferred revenue and trade payables. Increases in deferred revenue related to maintenance and support and free of charge upgrade plan purchases which offset in part, decreases in deferred revenue related to royalties.

The primary working capital uses of cash were increases in trade receivables and prepaid expenses and other current assets coupled with decreases in income taxes payable, accrued expenses and accrued restructuring costs. Trade receivables increased primarily as a result of high sales of our CS4 family of products at the end of fiscal 2008.  Income taxes payable decreased primarily due to payments made as the result of the completion of a U.S. income tax examination covering our fiscal years 2001 through 2004. Accrued expenses decreased primarily due to payments for employee bonuses and profit sharing offset in part by increases in royalty accruals and charitable contributions. Accrued restructuring costs increased due to the restructuring program initiated in the fourth quarter of fiscal 2008 offset in part by payments of facility costs during fiscal 2008 associated with the Macromedia acquisition. See Note 9 of our Notes to Consolidated Financial Statements for information regarding our restructuring charges.

Net cash provided by operating activities of $1.4 billion for fiscal 2007, was primarily comprised of net income, net of non-cash related expenses. The primary working capital sources of cash were increases in net income, accrued expenses, income taxes payable, deferred revenue and trade payables coupled with decreases in trade receivables and prepaid expenses and other current assets. Net changes in accrued expenses was primarily attributable to increases in accrued bonuses and accrued localization costs related to the localization of our CS3 family of products during fiscal 2007. Income taxes payable increased due to overall increased taxable income. Increases to deferred revenue related primarily to deferred maintenance and service revenue due to strong upgrade plan sales in the fourth quarter of fiscal 2007 for our CS3 family of products and related individual creative products. The decrease in trade receivables was due to collections in the first quarter of fiscal 2007 related to high Acrobat 8 sales at the end of fiscal 2006 and strong collections during the third quarter of fiscal 2007 resulting from shipments of our CS3 family of products.

The primary working capital use of cash was a decrease in accrued restructuring costs which was primarily due to payments for facility and severance costs for fiscal 2007.

Net cash provided by operating activities of $900.0 million for fiscal 2006, was primarily comprised of net income, net of non-cash related expenses. The primary working capital sources of cash were increases in deferred revenue, income taxes payable and trade payables. Deferred revenue increased primarily due to increased maintenance and support obligations. Income taxes payable increased primarily due to higher current tax liabilities related to overall increased taxable income.

Working capital uses of cash included increases in trade receivables and prepaid expenses and other current assets coupled with decreases in accrued restructuring costs and accrued expenses. Trade receivables increased due to increased revenue. Accrued restructuring decreased due to payments made during fiscal 2006. Net changes to accrued expenses was attributable primarily to decreases in compensation related costs and other expenses.

Cash flows from investing activities

Net cash from investing activities changed from cash provided for fiscal 2007 of $81.5 million to cash used in fiscal 2008 of $304.7 million primarily due to purchases of short-term investments offset in part by maturities and sales of short-term investments. Other uses of cash during fiscal 2008 represented purchases of property and equipment, long-term investments and other assets and one business combination offset in part by proceeds from the sale of other investments in equity securities. The uses associated with the purchase of long-term investments and other assets related primarily to cash paid for future licensing rights acquired through certain technology licensing arrangements totaling $56.0 million in fiscal 2008. As part of our lease extension for the Almaden Tower lease completed during the second quarter of fiscal 2007, we purchased a portion of the lease receivable totaling $80.4 million. Other uses of cash during fiscal 2007 included the completion of two business combinations and one asset acquisition.

Net cash from investing activities decreased from net cash provided for fiscal 2006 of $195.2 million to net cash provided for fiscal 2007 of $81.5 million. In fiscal 2006, net cash acquired with the Macromedia acquisition amounted to $488.4 million and the sale of our minority equity investment in Atom Entertainment, Inc. amounted to $82.3 million. No similar transactions of this magnitude occurred during fiscal 2007. The primary sources of cash during fiscal 2007 were sales and maturities of short-term investments offset in part by purchases of short-term investments. The proceeds from the sales of short-term investments were primarily used for stock repurchases. Uses of cash during fiscal 2007 included purchases of property and equipment, purchases of long-term investments and other assets which related primarily to the technology licensing arrangements that occurred during the second quarter of fiscal 2007, three acquisitions completed in fiscal 2007 and the purchase of the lease receivable associated with the Almaden tower lease. See Note 15 of our Notes to Consolidated Financial Statements for further information regarding this lease extension.

Cash flows from financing activities

Net cash used for financing activities decreased $328.8 million for a total of $1.0 billion in fiscal 2008 as compared to cash used for the same period last year, primarily due to net borrowings under our credit agreement of $350.0 million. Additionally, we had lower purchases of treasury stock when compared to the prior year (see sections entitled “Stock Repurchase Program I” and “Stock Repurchase Program II” discussed below), offset in part by lower proceeds related to the issuance of treasury stock.

Net cash used for financing activities increased $603.0 million for a total of $1.4 billion during fiscal 2007 as compared to cash used of $747.4 million during fiscal 2006. Increases were primarily due to additional purchases of treasury stock when compared to the prior year. Cash used for stock repurchases increased due to a higher average cost per share, a greater number of shares being repurchased and remaining prepayments related to stock repurchase agreements. (See the following sections titled “Stock Repurchase Program I and Stock Repurchase Program II” discussed below).

We expect to continue our investing activities, including short-term and long-term investments and purchases of computer systems for research and development, sales and marketing, product support and administrative staff. Furthermore, cash may be used to repurchase stock under our stock repurchase programs and strategically acquire software companies, products or technologies that are complementary to our business. The Board of Directors has approved a facilities expansion for our operations in India, which may include the purchase of land and buildings. As previously disclosed, we plan to invest $100.0 million directly in venture capital, of which, approximately $33.5 million has already been invested. We expect the remaining balance to be invested over the next three to five years.

In the fourth quarter of fiscal 2008, we initiated a restructuring program in order to reduce our operating costs and focus our resources on key strategic priorities impacting a total of approximately 560 full-time positions globally. In connection with this restructuring plan, we recorded restructuring charges totaling $29.2 million related to termination benefits for the elimination of approximately 460 of these full-time positions globally. As of November 28, 2008, $0.4 million was paid. The remaining accrual associated with these termination benefits is expected to be substantially paid during fiscal 2009. In fiscal 2009, we expect to record approximately $10.0 million to $13.0 million primarily related to the consolidation of leased facilities and approximately $6.0 million to $7.0 million related to employee severance arrangements for the elimination of approximately 100 of the remaining full-time positions globally. We expect to pay this facility related liability through fiscal 2013.

Our existing cash, cash equivalents and investment balances may decline during fiscal 2009 in the event of a further weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. During the third quarter of fiscal 2007, we also increased our existing $500.0 million credit facility to $1.0 billion. The purpose of the credit facility is to provide backup liquidity for general corporate purposes including stock repurchases. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors.” See Note 16 of our Notes to Consolidated Financial Statements for further information regarding our credit agreement.

We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 65% of our consolidated invested balances during the fourth quarter of fiscal 2008. Within the U.S., the portfolio is invested primarily in money market funds for working capital purposes. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury securities.

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

During fiscal 2008 and 2007, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $525.0 million and $1.1 billion, respectively. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2008, we repurchased 22.4 million shares at an average price of $36.26 through structured repurchase agreements which included prepayments from fiscal 2007. During fiscal 2007, we repurchased 22.0 million shares at an average price of $40.04 through structured repurchase agreements which included prepayments from fiscal 2006.

During fiscal 2008, we also repurchased 3.6 million shares at an average price of $36.41 in open market transactions.

For fiscal 2008 and 2007, the prepayments were classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by November 28, 2008 and November 30, 2007 were excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of November 28, 2008 under this program will expire on or before March 19, 2009. As of November 28, 2008 and November 30, 2007, approximately $134.7 million and $422.6 million, respectively, of up-front payments remained under the agreements.

See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for share repurchases during the quarter ended November 28, 2008.

Stock Repurchase Program II

Under this stock repurchase program, we had authorization to repurchase an aggregate of 50.0 million shares of our common stock. During the third quarter of fiscal 2008, the remaining authorized number of shares were repurchased. From the inception of the 50.0 million share authorization under this program, we provided prepayments of $1.9 billion under structured share repurchase agreements to large financial institutions. During fiscal 2008, we repurchased 31.9 million shares under these structured agreements at an average price of $37.15. During fiscal 2007, we repurchased 17.7 million shares under these structured agreements at an average price of $40.50 and approximately $133.7 million of up-front payments remained under these agreements as of November 30, 2007.

During fiscal 2008, we also repurchased 0.5 million shares at an average price of $39.79 in open market transactions.

Summary of Stock Repurchases for fiscal 2008, 2007 and 2006

(in thousands, except average amounts)

Board Approval	Repurchases	2008		2007		2006
Date	Under the Plan	Shares	Average	Shares	Average	Shares	Average
December 1997	From employees(1)	5	$34.89	39	$39.24	134	$37.10
	Open market	3,554	36.41	—	—	1,650	36.04
	Structured repurchases(2)	22,418	36.26	22,012	40.04	36,792	34.00
April 2007	Structured repurchases(2)	31,859	37.15	17,684	40.50	—	—
	Open market	456	39.79	—	—	—	—
Total shares		58,292	$36.79	39,735	$40.25	38,576	$34.10
Total cost		$2,144,400		$1,599,214		$1,315,317
_________________________________________
(1)	The repurchases from employees represent shares cancelled when surrendered in lieu of cash payments for the option exercise price or withholding taxes due.

(2)	Stock repurchase agreements executed with large financial institutions. See “Stock Repurchase Program I” and “Stock Repurchase Program II” above.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of November 28, 2008, consist of obligations under operating leases, royalty agreements and various service agreements. See Note 15 of our Notes to Consolidated Financial Statements for additional information regarding our contractual commitments.

Contractual Commitments

The following table summarizes our contractual commitments as of November 28, 2008:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Total non-cancellable operating leases	$229.2	$49.2	$60.9	$34.7	$84.4
Total purchase commitments	145.9	111.1	15.7	4.6	14.5
Total debt	350.0	—	—	350.0	—
Total	$725.1	$160.3	$76.6	$389.3	$98.9

As of November 28, 2008, the principal outstanding under the credit agreement was $350.0 million which is due in full no later than February 16, 2013. Interest associated with this agreement cannot be estimated with certainty by period throughout the term since it is based on a fluctuating interest rate calculation.

As a result of adopting FIN 48, we reclassified $197.7 million from current income taxes payable to long-term income taxes payable related to unrecognized tax benefits.

The gross liability for unrecognized tax benefits at November 28, 2008 was $139.5 million, exclusive of interest and penalties.  The timing of the resolution of income tax examinations is highly uncertain and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues with the IRS and other examinations could be resolved within the next 12 months, based upon the current facts and circumstances, we cannot estimate the timing of such resolution or range of potential changes as it relates to the unrecognized tax benefits that are recorded as part of our financial statements. We do not expect any material settlements in fiscal 2009 but it is inherently uncertain to determine.

Two of our lease agreements and our credit agreement are subject to financial covenants. As of November 28, 2008, we were in compliance with all of our financial covenants and we expect to remain in compliance during the next 12 months. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.

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

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. Under Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of November 28, 2008, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $2.6 million.

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

Foreign Currency Hedging Instruments

In countries outside the U.S., we transact business, in U.S. dollars and in various other currencies. In Europe and Japan, transactions that are denominated in Euro and Yen are subject to exposure from movements in exchange rates. We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. We may use foreign exchange option or forward contracts for Yen- or Euro-denominated revenue.

In fiscal 2008, 2007 and 2006, our revenue exposures were 36.8 billion Yen, 35.5 billion Yen and 32.8 billion Yen, respectively. In fiscal 2008, 2007 and 2006, our revenue exposures were 628.2 million Euros, 595.5 million Euros and 504.7 million Euros, respectively.

Our Japanese operating expenses are in Yen and our European operating expenses are primarily in Euro, which mitigates a portion of the exposure related to Yen and Euro denominated product revenue. In addition, we hedge firmly committed transactions using forward contracts. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts largely offset gains and losses on the assets, liabilities and transactions being hedged. We also hedge a percentage of forecasted international revenue with purchased option contracts and forward contracts. Our revenue hedging policy is intended to help mitigate the impact on our forecasted revenue due to foreign currency exchange rate movements. As of November 28, 2008, total outstanding contracts were $737.9 million which included the notional equivalent of $504.7 million in Euro, $189.3 million in Yen and $43.9 million in other foreign currencies. These hedges are foreign currency forward exchange contracts which hedged our balance sheet exposures and purchased put option contracts which hedged our forecasted revenue. As of November 28, 2008, all contracts were set to expire at various times through July 2009. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk, we only contract with counterparties who meet our minimum requirements under our counterparty risk assessment process. In addition, our hedging policy establishes maximum limits for each counterparty.

In addition, we also have long-term investment exposures consisting of the capitalization and retained earnings in our non-USD functional currency foreign subsidiaries. As of November 28, 2008 and November 30, 2007, this long-term investment exposure totaled a notional equivalent of $149.1 million and $119.7 million, respectively. At this time, we do not hedge these long-term investment exposures.

Economic Hedging—Hedges of Forecasted Transactions

We may use foreign exchange option contracts or forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. Such cash flow exposures result from portions of our forecasted revenue denominated in currencies other than the U.S. dollar, primarily the Japanese Yen and the Euro. We enter into these foreign exchange contracts to hedge forecasted product licensing revenue in the normal course of business and accordingly, they are not speculative in nature.

We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For the fiscal year ended November 28, 2008, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

See Note 17 of our Notes to Consolidated Financial Statements for information regarding our hedging activities.

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At November 28, 2008, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of November 28, 2008. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For option contracts, the Black-Scholes equation model was used. For forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar (and a corresponding decrease in the value of the hedged foreign currency asset) would lead to an increase in the fair value of our financial hedging instruments by $47.3 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $38.7 million.

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

Privately-Held Long-Term Investments

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

See Note 6 and Note 17 for information regarding our limited partnership interest in Adobe Ventures.

Short-Term Investments and Marketable Equity Securities

We are exposed to equity price risk on our portfolio of marketable equity securities. As of November 28, 2008, our total equity holdings in publicly traded companies were valued at $3.0 million compared to $20.8 million at November 30, 2007. The decrease was primarily due to the change in the fair value of our equity holdings during fiscal 2008.

The following table represents the potential decrease in fair values of our marketable equity securities as of November 28, 2008, that are sensitive to changes in the stock market. Fair value deteriorations of 50%, 35% and 15% were selected for illustrative purposes because none is more likely to occur than another.

	50%	35%	15%
Marketable equity securities	$(1.5)	$(1.0)	$(0.5)

Short-Term Investments and Fixed Income Securities

At November 28, 2008, we had debt securities classified as short-term investments of $1.1 billion. Changes in interest rates could adversely affect the market value of these investments. The table below separates these investments, based on stated maturities, to show the approximate exposure to interest rates.

Due within one year	$664.8
Due within two years	271.8
Due within three years	73.6
Due after three years	119.5
Total	$1,129.7

A sensitivity analysis was performed on our investment portfolio as of November 28, 2008.  The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from a parallel shift in the yield curve of various magnitudes.  In prior years the analysis had been performed for time periods of 6 months and 12 months.  In the current year we have modified the analysis to model the effect of an immediate parallel shift in the yield curve.  This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following tables present the hypothetical fair values (in $ millions) of our debt securities classified as short term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS.  The analysis is shown as of November 28, 2008 and November 30, 2007:

-150 BPS	-100 BPS	-50 BPS	Fair Value 11/28/2008	+50 BPS	+100 BPS	+150 BPS
1,145.8	1,142.3	1,136.4	1,129.7	1,123.0	1,116.4	1,109.9

-150 BPS	-100 BPS	-50 BPS	Fair Value 11/30/2007	+50 BPS	+100 BPS	+150 BPS
1,034.1	1,031.6	1,029.1	1,026.6	1,024.1	1,021.7	1,019.3

The portfolio at 11/28/2008 was more sensitive to changes in interest rates than at 11/30/2007 due to the larger size and a greater weighted average duration (1.2 years at 11/28/2008 compared to 0.5 years at 11/30/2007).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	November 28,	November 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$886,450	$946,422
Short-term investments	1,132,752	1,047,432
Trade receivables, net of allowances for doubtful accounts of $4,128 and $4,398, respectively	467,234	318,145
Deferred income taxes	110,713	171,472
Prepaid expenses and other assets	137,954	89,380
Total current assets	2,735,103	2,572,851
Property and equipment, net	313,037	289,758
Goodwill	2,134,730	2,148,102
Purchased and other intangibles, net	214,960	367,644
Investment in lease receivable	207,239	207,239
Other assets	216,529	128,085
Total assets	$5,821,598	$5,713,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$55,840	$41,724
Accrued expenses	399,969	408,579
Accrued restructuring	35,690	3,731
Income taxes payable	27,136	215,058
Deferred revenue	243,964	183,318
Total current liabilities	762,599	852,410
Long-term liabilities:
Debt	350,000	—
Deferred revenue	31,356	25,950
Accrued restructuring	6,214	13,987
Income taxes payable	123,182	—
Deferred income taxes	117,328	148,943
Other liabilities	20,565	22,407
Total liabilities	1,411,244	1,063,697
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 526,111 and 571,409 shares outstanding, respectively	61	61
Additional paid-in-capital	2,396,819	2,340,969
Retained earnings	4,913,406	4,041,592
Accumulated other comprehensive income	57,222	27,948
Treasury stock, at cost (74,723 and 29,425 shares, respectively), net of re-issuances	(2,957,154)	(1,760,588)
Total stockholders’ equity	4,410,354	4,649,982
Total liabilities and stockholders’ equity	$5,821,598	$5,713,679

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended
	November 28, 2008	November 30, 2007	December 1, 2006
Revenue:
Products	$3,396,542	$3,019,524	$2,484,710
Services and support	183,347	138,357	90,590
Total revenue	3,579,889	3,157,881	2,575,300
Total cost of revenue:
Products	266,389	270,818	226,506
Services and support	96,241	83,876	65,951
Total cost of revenue	362,630	354,694	292,457
Gross profit	3,217,259	2,803,187	2,282,843
Operating expenses:
Research and development	662,057	613,242	539,684
Sales and marketing	1,089,341	984,388	867,145
General and administrative	337,291	274,982	234,597
Restructuring charges	32,053	555	20,251
Amortization of purchased intangibles and incomplete technology	68,246	72,435	69,873
Total operating expenses	2,188,988	1,945,602	1,731,550
Operating income	1,028,271	857,585	551,293
Non-operating income (expense):
Interest and other income, net	43,847	82,724	67,283
Interest expense	(10,019)	(253)	(98)
Investment gains and (losses), net	16,409	7,134	61,249
Total non-operating income, net	50,237	89,605	128,434
Income before income taxes	1,078,508	947,190	679,727
Provision for income taxes	206,694	223,383	173,918
Net income	$871,814	$723,807	$505,809
Basic net income per share	$1.62	$1.24	$0.85
Shares used in computing basic income per share	539,373	584,203	593,750
Diluted net income per share	$1.59	$1.21	$0.83
Shares used in computing diluted income per share	548,553	598,775	612,222

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

 (In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income/(Loss)	Shares	Amount	Total
Balances as of December 2, 2005	591,528	$60	$1,350,692	$2,838,560	$(914)	(102,799)	$(2,324,072)	$1,864,326
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes	—	—	27,422	(26,584)	—	—	—	838
Balances as of December 2, 2005	591,528	$60	$1,378,114	$2,811,976	$(914)	(102,799)	$(2,324,072)	$1,865,164
Comprehensive income:
Net income	—	—	—	505,809	—	—	—	505,809
Other comprehensive income, net of taxes	—	—	—	—	7,258	—	—	7,258
Total comprehensive income, net of taxes	—	—	—	—	—	—	—	513,067
Issuance of common stock and re-issuance of treasury stock under stock compensation plans	3,058	—	(385,618)	—	—	24,972	895,430	509,812
Tax benefit from employee stock option plans	—	—	143,118	—	—	—	—	143,118
Purchase of treasury stock	—	—	—	—	—	(38,576)	(1,364,412)	(1,364,412)
Stock-based compensation	—	—	170,534	—	—	—	—	170,534
Issuance of common stock, re-issuance of treasury stock and stock options assumed for acquisition	6,248	1	1,145,462	—	—	102,795	2,169,130	3,314,593
Balances at December 1, 2006	600,834	$61	$2,451,610	$3,317,785	$6,344	(13,608)	$(623,924)	$5,151,876
Comprehensive income:
Net income	—	—	—	723,807	—	—	—	723,807
Other comprehensive income, net of taxes	—	—	—	—	21,604	—	—	21,604
Total comprehensive income, net of taxes	—	—	—	—	—	—	—	745,411
Re-issuance of treasury stock under stock compensation plans	—	—	(298,776)	—	—	23,918	814,863	516,087
Tax benefit from employee stock option plans	—	—	66,966	—	—	—	—	66,966
Purchase of treasury stock	—	—	—	—	—	(39,735)	(1,951,527)	(1,951,527)
Stock-based compensation	—	—	149,987	—	—	—	—	149,987
Adjustment to the valuation of Macromedia assumed options	—	—	(28,818)	—	—	—	—	(28,818)
Balances at November 30, 2007	600,834	$61	$2,340,969	$4,041,592	$27,948	(29,425)	$(1,760,588)	$4,649,982
Comprehensive income:
Net income	—	—	—	871,814	—	—	—	871,814
Other comprehensive income, net of taxes	—	—	—	—	29,274	—	—	29,274
Total comprehensive income, net of taxes	—	—	—	—	—	—	—	901,088
Re-issuance of treasury stock under stock compensation plans	—	—	(206,984)	—	—	12,994	526,149	319,165
Tax benefit from employee stock option plans	—	—	90,360	—	—	—	—	90,360
Purchase of treasury stock	—	—	—	—	—	(58,292)	(1,722,715)	(1,722,715)
Stock-based compensation	—	—	172,474	—	—	—	—	172,474
Balances at November 28, 2008	600,834	$61	$2,396,819	$4,913,406	$57,222	(74,723)	$(2,957,154)	$4,410,354

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	November 28, 2008	November 30, 2007	December 1, 2006
Cash flows from operating activities:
Net income	$871,814	$723,807	$505,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	270,269	315,464	307,822
Stock-based compensation	172,474	149,987	170,534
Tax benefit from employee stock option plans	90,360	55,074	143,118
Deferred income taxes	46,584	58,385	(4,264)
Other non-cash items	4,784	(176)	1,874
Gains on sales of investments, net of impairments	(17,377)	(6,776)	(63,593)
Excess tax benefits from stock-based compensation	(31,983)	(85,050)	(107,524)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables	(153,386)	46,332	(92,498)
Prepaid expenses and other current assets	(5,584)	6,418	(7,917)
Trade payables	14,078	3,518	8,253
Accrued expenses	(13,904)	83,281	(27,515)
Accrued restructuring	24,330	(13,796)	(41,091)
Income taxes payable	(57,656)	61,448	27,247
Deferred revenue	65,879	43,137	79,690
Net cash provided by operating activities	1,280,682	1,441,053	899,945
Cash flows from investing activities:
Purchases of short-term investments	(2,381,533)	(2,503,147)	(1,596,442)
Maturities of short-term investments	1,568,874	516,839	357,775
Proceeds from sales of short-term investments	717,076	2,457,347	1,010,284
Purchases of property and equipment	(111,792)	(132,075)	(83,250)
Purchases of long-term investments and other assets	(124,469)	(111,939)	(28,381)
Investment in lease receivable	—	(80,439)	—
Cash received from acquisitions	674	1,676	492,758
Cash paid for acquisitions	(4,258)	(77,204)	(48,351)
Issuance costs for credit facility	—	(856)	—
Proceeds from sale of other investments	30,747	11,342	90,793
Net cash (used for) provided by investing activities	(304,681)	81,544	195,186
Cash flows from financing activities:
Purchase of treasury stock	(1,722,715)	(1,951,527)	(1,364,412)
Proceeds from issuance of treasury stock	319,165	516,087	509,506
Excess tax benefits from stock-based compensation	31,983	85,050	107,524
Proceeds from borrowings on credit facility	800,000	—	—
Repayments of borrowings on credit facility	(450,000)	—	—
Net cash used for financing activities	(1,021,567)	(1,350,390)	(747,382)
Effect of foreign currency exchange rates on cash and cash equivalents	(14,406)	1,715	3,933
Net (decrease) increase in cash and cash equivalents	(59,972)	173,922	351,682
Cash and cash equivalents at beginning of year	946,422	772,500	420,818
Cash and cash equivalents at end of year	$886,450	$946,422	$772,500
Supplemental disclosures:
Cash paid for interest	$9,604	$—	$—
Cash paid for income taxes, net of refunds	$126,299	$55,236	$36,632
Non-cash investing and financing activities:
Common and treasury stock issued and stock options assumed for Macromedia	$—	$—	$3,436,725

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

Use of Estimates

In the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation in the consolidated balance sheets. Specifically, there was a reclassification totaling $35.0 million from purchased intangibles to long-term and short-term other assets.  See Notes 5 and 6 for additional information regarding this reclassification.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables. We regularly review our trade receivables allowances by considering such factors as historical experience, credit-worthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to pay and we specifically reserve for those deemed uncollectible.

	2008	2007	2006
Beginning balance	$4,398	$6,798	$5,376
Due to acquisition	—	—	2,105
Charged (credited) to operating expenses	4,414	(1,367)	1,107
Preference claim, charged to operating expense	(2,000)	—	—
Deductions(*)	(2,684)	(1,033)	(1,790)
Ending balance	$4,128	$4,398	$6,798
_________________________________________
(*)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

Foreign Currency Translation

We translate assets and liabilities of foreign subsidiaries, whose functional currency is their local currency, at exchange rates in effect at the balance sheet date. We translate revenue and expenses at the monthly average exchange rates. We include accumulated net translation adjustments in stockholders’ equity as a component of accumulated other comprehensive income.

Property and Equipment

We record property and equipment at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over their estimated useful lives ranging from 2 to 7 years and up to 35 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining respective lease term or useful lives.

We capitalize certain costs for internal-use software incurred during the application development stage, in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Goodwill, Purchased Intangibles and Other Long-Lived Assets

In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review.  We completed our annual impairment test in the second quarter of fiscal 2008 and determined that there was no impairment.

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

We evaluate long-lived assets, excluding goodwill, for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 142 also requires that intangible assets with finite lives be amortized over their estimated useful lives and reviewed for impairment whenever an impairment indicator exists under SFAS No. 144. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize intangible asset impairment charges in fiscal 2008, 2007 or 2006.

Our intangible assets are amortized over their estimated useful lives of 1 to 13 years as shown in the table below. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed.

Weighted Average Useful Life (Years)
Purchased technology	4
Localization	1
Trademarks	5
Customer contracts and relationships	6
Other intangibles	3

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

Revenue Recognition

Our revenue is derived from the licensing of software products, consulting and maintenance and support. Primarily, we recognize revenue pursuant to the requirements of AICPA Statement of Position 97-2, “Software Revenue Recognition” and any applicable amendments, when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable.

Multiple Element Arrangements

We enter into multiple element revenue arrangements in which a customer may purchase a combination of software, upgrades, maintenance and support, and consulting (multiple-element arrangements). When VSOE of fair value does not exist for all delivered elements, we allocate and defer revenue for the undelivered items based on VSOE of fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as license revenue.

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

Product Revenue

We recognize our product revenue upon shipment, provided all other revenue recognition criteria have been met. Our desktop application products’ revenue from distributors is subject to agreements allowing limited rights of return, rebates and price protection. Our direct sales and OEM sales are also subject to limited rights of return. Accordingly, we reduce revenue recognized for estimated future returns, price protection and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors.

We record the estimated costs of providing free technical phone support to customers for our software products.

We recognize OEM licensing revenue, primarily royalties, when OEM partners ship products incorporating our software, provided collection of such revenue is deemed probable. For certain OEM customers, we must estimate royalty revenue due to the timing of securing customer information. This estimate is based on a combination of our generated forecasts and actual historical reporting by our OEM customers. To substantiate our ability to estimate revenue, we  review license royalty revenue reports ultimately received from our significant OEM customers in comparison to the amounts estimated in the prior period.

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

Services and Support Revenue

Our services and support revenue is composed of consulting, training and maintenance and support, primarily related to the licensing of our Enterprise and Mobile and Device Solutions products. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products.

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

Revenue Reserve

Revenue reserve rollforward:

	2008	2007	2006
Beginning balance	$43,532	$55,526	$25,204
Amount charged to revenue	153,129	156,761	97,566
Actual returns	(145,718)	(168,755)	(67,244)
Ending balance	$50,943	$43,532	$55,526

Taxes Collected from Customers

Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” we elected to net taxes collected from customers against those remitted to government authorities in our financial statements consistent with our historical presentation of this information.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses for fiscal 2008, 2007 and 2006 were $67.1 million, $45.3 million and $27.8 million, respectively.

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

Gains and losses from foreign exchange forward contracts which hedge certain balance sheet positions, primarily non-functional currency denominated assets and liabilities (e.g., trade receivables and accounts payable) are recorded each period as a component of other income in the consolidated statements of operations. Foreign exchange forward and option contracts hedging forecasted non-functional currency product licensing revenue, are designated as cash flow hedges under SFAS 133, with gains and losses recorded net of tax, as a component of other comprehensive income in stockholders’ equity and reclassified into revenue at the time the forecasted transactions occur.

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

Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. 140-4 and FIN 46R-8 (“FSP 140-4 and FIN 46R-8”), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. Disclosures required by FSP 140-4 and FIN 46R-8 are effective for us in the first quarter of fiscal 2009. Because FSP 140-4 and FIN 46R-8 only require additional disclosures, the adoption will not impact our consolidated financial position, results of operations or cash flows.

In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4 (“FSP FAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  FSP FAS 133-1 and FIN 45-4 amends FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require additional disclosure about the current status of the payment/performance risk of a guarantee.  The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” Disclosures required by SFAS 161 are effective for us in the first quarter of fiscal 2009. Because FSP FAS 133-1 and FIN 45-4 only require additional disclosures, the adoption will not impact our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.”  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  Since this guidance will be applied prospectively, on adoption, there will be no impact to our current consolidated financial statements.

In March 2008, the FASB issued SFAS 161 which requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for us in the first quarter of fiscal 2009. Because SFAS 161 only requires additional disclosure, the adoption will not impact our consolidated financial position, results of operations or cash flows.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1 (“SOP 07-1”), “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP 07-1 defines investment companies for purposes of applying the related AICPA Audit and Accounting Guide. SOP 07-1 provides guidance on whether an investment company’s parent or equity-method investor should retain investment-company accounting in its financial statements. SOP 07-1 would have been effective beginning in the first quarter of fiscal 2009; however, in February 2008, the FASB issued FSP SOP 07-1-1 which indefinitely delayed the effective date of SOP 07-1.

In September 2006, the FASB issued FASB Statement No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective December 1, 2007, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. Effective November 29, 2008, we adopted SFAS 157 for all nonfinancial assets and nonfinancial liabilities. Since the adoption of SFAS 157 for nonfinancial assets and liabilities will be applied prospectively, there will not be a material impact on our consolidated financial position, results of operations or cash flows upon adoption.

In October 2008, the FASB issued FSP 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP 157-3 is effective immediately and did not have an impact on the Company upon adoption. See Note 17 for information and related disclosures regarding our fair value measurements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. We are currently evaluating the impact that SFAS 141R and SFAS 160 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R).” SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet and changes in the funded status be reflected in comprehensive income.  In fiscal 2007, we adopted the recognition and disclosure elements of SFAS 158 which did not have a material effect on our consolidated financial position, results of operations or cash flows.  In addition, we will adopt the measurement elements of SFAS 158 in fiscal 2009. We do not expect the adoption of the measurement elements to have a material impact on our consolidated financial position, results of operations or cash flows.

Note 2.  Acquisitions

Fiscal 2008 Acquisition

During fiscal 2008, we completed one business combination for cash consideration of approximately $4.3 million.  This acquisition was not material to our consolidated balance sheet and results of operations.

Fiscal 2007 Acquisitions

During fiscal 2007, we completed two business combinations and one asset acquisition for cash consideration of $77.0 million. Both individually and in the aggregate, these acquisitions were not material to our consolidated balance sheet and results of operations. Related to the acquisition that occurred during the second quarter of fiscal 2007, $1.5 million of in-process research and development was included in our amortization of purchased intangibles on our consolidated statements of income. See Note 5 for information regarding goodwill and purchased and other intangibles.

Fiscal 2006 Acquisitions

During fiscal 2006, we completed the acquisition of Macromedia, a provider of software technologies that enables the development of a wide range of Internet and mobile application solutions. The acquisition of Macromedia accelerated our strategy of delivering an industry-defining technology platform that provided more powerful solutions for engaging people with digital information. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The results of operations of Macromedia have been included in the Consolidated Statements of Income beginning on December 3, 2005.

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

	Amount	Estimated Useful Life
Net tangible assets	$713,164	N/A
Identifiable intangible assets:
Acquired product rights	365,500	4 years
Customer contracts and relationships	183,800	6 years
Non-competition agreements	500	2 years
Trademarks	130,700	5 years
Goodwill	1,993,898	N/A
Stock-based compensation	150,951	2.18 years†
Total purchase price	$3,538,513
_________________________________________
†	Estimated weighted-average remaining vesting period as of December 3, 2005.

See Note 5 for information regarding subsequent adjustments to the purchase price allocation for goodwill associated with Macromedia.

Net tangible assets—Macromedia’s tangible assets and liabilities were reviewed and adjusted to their fair value as necessary, including an increase to market value of $18.4 million related to owned land and a building, $11.5 million related to an investment and $21.5 million for receivables related to future payments from existing customers. We also acquired $488.4 million in cash and cash equivalents and $109.8 million in property, plant and equipment, and assumed $103.2 million in accrued expenses and $186.9 million in deferred tax liabilities.

Deferred revenue—Macromedia’s deferred revenue was derived from licenses, maintenance and support, hosting and consulting contracts. We recorded an adjustment to reduce Macromedia’s carrying value of deferred revenue by $49.1 million to $14.9 million, which represents our estimate of the fair value of the contractual obligations assumed. This estimate of the fair value of deferred revenue is included in net tangible assets.

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

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, acquiring a talented workforce and significant cost savings opportunities.

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

In addition to the acquisition of Macromedia, during fiscal 2006, we completed three business combinations and five asset acquisitions for cash consideration of approximately $63.0 million. The impact of these acquisitions was considered immaterial to our consolidated financial statements.

Note 3.  Cash, Cash Equivalents and Short-Term Investments

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase.

We classify all of our cash equivalents and short-term investments as “available-for-sale.” These investments are free of trading restrictions or become free of trading restrictions within one year. We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Gains are recognized when realized in our consolidated statements of income. Losses are recognized as realized or when we have determined that an other-than-temporary decline in fair value has occurred. Gains and losses are determined using the specific identification method.

Cash, cash equivalents and short-term investments consisted of the following as of November 28, 2008:

	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$117,681	$—	$—	$117,681
Cash equivalents:
Money market mutual funds	682,148	—	—	682,148
Bank time deposits	40,594	—	—	40,594
United States treasury notes	35,992	7	—	35,999
Corporate bonds	10,028	—	—	10,028
Total cash equivalents	768,762	7	—	768,769
Total cash and cash equivalents	886,443	7	—	886,450
Short-term investments:
United States treasury notes	863,772	14,384	(1)	878,155
Corporate bonds	109,415	219	(997)	108,637
Obligations of foreign governments	115,316	811	(33)	116,094
Bonds of government agencies	26,559	260	—	26,819
Subtotal	1,115,062	15,674	(1,031)	1,129,705
Other marketable equity securities	2,773	274	—	3,047
Total short-term investments	1,117,835	15,948	(1,031)	1,132,752
Total cash, cash equivalents and short-term investments	$2,004,278	$15,955	$(1,031)	$2,019,202

Cash, cash equivalents and short-term investments consisted of the following as of November 30, 2007:

	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$111,702	$—	$—	$111,702
Cash equivalents:
Money market mutual funds	778,259	—	—	778,259
Bank time deposits	31,568	—	—	31,568
United States treasury notes	24,884	9	—	24,893
Total cash equivalents	834,711	9	—	834,720
Total cash and cash equivalents	946,413	9	—	946,422
Short-term investments:
State and municipal bonds	363,738	—	—	363,738
United States treasury notes	580,914	4,757	—	585,671
Corporate bonds	23,697	—	—	23,697
Obligations of foreign governments	34,760	204	(3)	34,961
Bonds of government agencies	18,501	21	—	18,522
Subtotal	1,021,610	4,982	(3)	1,026,589
Other marketable equity securities	6,050	14,793	—	20,843
Total short-term investments	1,027,660	19,775	(3)	1,047,432
Total cash, cash equivalents and short-term investments	$1,974,073	$19,784	$(3)	$1,993,854

Interest income for fiscal 2008, 2007 and 2006 was $57.6 million, $92.7 million and $74.9 million, respectively.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at November 28, 2008:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
United States treasury notes	$37,400	$(1)	$—	$—	$37,400	$(1)
Corporate bonds	67,606	(997)	—	—	67,606	(997)
Obligations of foreign governments	28,033	(33)	—	—	28,033	(33)
Total	$133,039	$(1,031)	$—	$—	$133,039	$(1,031)

The following table summarizes the cost and estimated fair value of debt securities classified as short-term investments based on stated maturities.

	Cost	Estimated Fair Value
Due within one year	$660,921	$664,819
Due within two years	268,508	271,841
Due within three years	72,187	73,547
Due after three years	113,446	119,498
Total	$1,115,062	$1,129,705

We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of sufficient time to allow for recovery in market value. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. We record the related write-down as investment gains and losses on our consolidated statements of income for equity securities and as interest and other income for debt securities.

See Note 6 and Note 17 for information regarding gains and losses on our long-term investments.

Note 4.  Property and Equipment

Property and equipment consisted of the following as of November 28, 2008 and November 30, 2007:

	2008	2007
Computers and equipment	$331,235	$264,732
Furniture and fixtures	56,253	55,594
Capital projects in-progress	7,273	15,801
Leasehold improvements	133,571	114,139
Land	74,835	67,905
Buildings	62,464	62,464
	665,631	580,635
Less accumulated depreciation and amortization.	(352,594)	(290,877)
Property and equipment, net.	$313,037	$289,758

Depreciation and amortization expense of capital assets for fiscal 2008, 2007 and 2006 was $83.3 million, $73.2 million and $67.7 million, respectively.

Note 5.  Goodwill and Purchased and Other Intangibles

Below is our goodwill reported by business segment, as of November 28, 2008:

	2007	Acquisitions	Other	2008
Creative Solutions	$964,635	$3,586	$(12,210)	$956,011
Knowledge Worker	411,585	—	(3,267)	408,318
Enterprise	298,490	—	(451)	298,039
Mobile and Device Solutions	211,882	—	(461)	211,421
Platform	54,215	—	(118)	54,097
Print and Publishing	207,295	—	(451)	206,844
Total	$2,148,102	$3,586	$(16,958)	$2,134,730
_________________________________________

The column “Other” above includes net reductions in goodwill of $9.6 million related to deferred tax assets associated with our acquisition of Scene7 and $4.2 million related to the tax reserve associated with the acquisition of Macromedia, offset in part by foreign currency changes and other individually insignificant tax related items.

See Note 2 for further information regarding our acquisitions.

Below are our purchased and other intangible assets, net reported by business segment for fiscal 2008 and 2007:

	2008	2007
Creative Solutions	$107,526	$186,355
Knowledge Worker	48,851	73,767
Enterprise	13,146	29,046
Mobile and Device Solutions	18,404	33,324
Platform	7,844	8,011
Print and Publishing	19,189	37,141
Total	$214,960	$367,644

Purchased and other intangible assets subject to amortization were as follows as of November 28, 2008:

	Cost	Accumulated Amortization	Net
Purchased technology	$411,408	$(338,608)	$72,800
Localization	$23,751	$(6,156)	$17,595
Trademarks	130,925	(78,181)	52,744
Customer contracts and relationships	198,891	(127,520)	71,371
Other intangibles	800	(350)	450
Total other intangible assets	$354,367	$(212,207)	$142,160
Total purchased and other intangible assets	$765,775	$(550,815)	$214,960

Purchased and other intangible assets subject to amortization were as follows as of November 30, 2007:

	Cost	Accumulated Amortization	Net
Purchased technology	$409,110	$(250,721)	$158,389
Localization	$45,854	$(27,676)	$18,178
Trademarks	131,225	(52,443)	78,782
Customer contracts and relationships	197,220	(85,529)	111,691
Other intangibles	800	(196)	604
Total other intangible assets	$375,099	$(165,844)	$209,255
Total purchased and other intangible assets	$784,209	$(416,565)	$367,644

Certain amounts as of November 30, 2007 have been reclassified to conform to current year presentation in the consolidated balance sheets. Specifically, we reclassified $55.5 million of cost and $20.5 million of accumulated amortization ($35.0 million, net) from purchased intangibles to long-term and short-term other assets associated with certain technology license arrangements.

Amortization expense related to identifiable intangible assets was $184.4 million, $216.3 million and $219.3 million for fiscal 2008, 2007 and 2006, respectively. Of the total amortization expense for fiscal 2008, 2007 and 2006, $116.1, $145.4 and $149.9 million, respectively, was charged to cost of sales. Purchased and other intangible assets are amortized over their estimated useful lives of 1 to 13 years. Amortization expense for each of the next five years and thereafter is as follows:

Fiscal Year	Purchased Technology	Other Intangible Assets
2009	$56,230	$79,371
2010	8,244	48,685
2011	4,938	11,917
2012	3,388	1,009
2013	—	789
Thereafter	—	389
Total expected amortization expense	$72,800	$142,160

Note 6.  Other Assets

Other assets consisted of the following as of November 28, 2008 and November 30, 2007:

	2008	2007
Acquired rights to use technology	$90,643	$41,642
Investments	76,589	52,830
Security and other deposits	16,087	6,650
Prepaid royalties	9,026	6,748
Deferred compensation plan assets	7,560	3,145
Restricted cash	7,361	7,367
Prepaid land lease	3,185	3,224
Prepaid rent	2,658	4,285
Other	3,420	2,194
Total other assets	$216,529	$128,085

Acquired rights to use technology purchased during fiscal 2008 and fiscal 2007 was $100.4 million and $60.0 million, respectively. Of this cost, an estimated $56.4 million and $44.8 million during fiscal 2008 and fiscal 2007, respectively, was related to future licensing rights and has been capitalized and will be amortized on a straight-line basis over the estimated useful lives up to fifteen years. Of the remaining costs, we estimated that approximately $27.2 million and $15.2 million during fiscal 2008 and fiscal 2007, respectively, was related to historical use of licensing rights which was expensed as cost of sales and the residual of $16.8 million for fiscal 2008 was expensed as general and administrative costs. In connection with these licensing arrangements, we have the ability to acquire additional rights to use technology in the future.  See Note 15 for further information regarding our contractual commitments.

In general, acquired rights to use technology are amortized over their estimated useful lives of 5 to 15 years.

Certain prior year amounts have been reclassified to conform to current year presentation in the consolidated balance sheets. Specifically, there was a reclassification associated with certain technology licensing arrangements totaling $35.0 million, net from purchased intangibles of which $28.7 million and $4.7 million were reclassified to acquired rights to use technology and long-term prepaid royalties, respectively. The remaining amount was reclassified to short-term prepaid royalties.

Included in investments are our indirect investments through our limited partnership interest in Adobe Ventures, which is consolidated in accordance with FASB Interpretation No. 46R, a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The partnership is controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. Adobe Ventures carries its investments in equity securities at estimated fair value and investment gains and losses are included in our consolidated statements of income. The investments held by Adobe Ventures at November 28, 2008 and November 30, 2007 are not publicly traded and, therefore, there is no established market for these securities. In order to determine the fair value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates of current market value made by Granite Ventures. It is our policy to evaluate the fair value of these investments held by Adobe Ventures, as well as our direct investments, on a regular basis. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings and revenue outlook, operational performance, management and ownership changes and competition. In the case of privately-held companies, this evaluation is based on information that we request from these companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. See Note 17 for further information regarding Adobe Ventures.

Also included in investments are our direct investments in privately-held companies accounted for based on the cost method which are assessed for other-than-temporary impairment in value.

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

Other assets include the fair value, at inception, of the residual value guarantee associated with our leases on the buildings we occupy as part of our corporate headquarters, in accordance with FIN 45. The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of November 28, 2008, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $2.6 million.

Note 7.  Accrued Expenses

Accrued expenses consisted of the following as of November 28, 2008 and November 30, 2007:

	2008	2007
Accrued compensation and benefits	$177,760	$205,018
Taxes payable	21,760	24,579
Sales and marketing allowances	28,127	21,231
Other	172,322	157,751
Total accrued expenses	$399,969	$408,579

Other primarily includes general corporate accruals for corporate marketing programs, local and regional expenses, charitable contributions and technical support. Other is also comprised of deferred rent related to office locations with rent escalations, accrued royalties, foreign currency derivatives and accrued interest on the credit facility.

Note 8.  Income Taxes

Income before income taxes includes income from foreign operations of $740.3 million, $453.2 million and $293.7 million for fiscal 2008, 2007 and 2006, respectively.

The provision for income taxes consisted of the following for fiscal 2008, 2007 and 2006:

	2008	2007	2006
Current:
United States federal	$24,179	$36,614	$12,419
Foreign	27,680	55,536	34,762
State and local	6,972	4,100	3,623
Total current	58,831	96,250	50,804
Deferred:
United States federal	41,678	50,640	(19,843)
Foreign	(9,693)	(13,480)	2,198
State and local	25,518	23,007	(5,383)
Total deferred	57,503	60,167	(23,028)
Tax expense attributable to employee stock plans	90,360	66,966	146,142
	$206,694	$223,383	$173,918

Certain employee stock plan benefits in fiscal 2008, 2007 and 2006 associated with the acquisition of Macromedia reduced goodwill. See Note 5 for further information regarding our goodwill.

Total income tax expense differs from the expected tax expense (computed by multiplying the United States federal statutory rate of 35% by income before income taxes) as a result of the following:

	2008	2007	2006
Computed “expected” tax expense	$377,478	$331,516	$237,905
State tax expense, net of federal benefit	12,700	8,938	8,768
Tax-exempt income	(342)	(11,123)	(12,637)
Tax credits	(12,873)	(23,341)	(1,204)
Differences between statutory rate and foreign effective tax rate	(132,470)	(84,740)	(61,067)
Change in deferred tax asset valuation allowance	(1,105)	1,694	(7,539)
FAS 123R stock compensation (net of tax deduction)	5,457	2,587	3,320
Resolution of U.S. income tax exam for fiscal 2001 - 2004 years	(20,712)	—	—
Foreign tax refund for fiscal 2000 - 2002	(16,351)	—	—
Domestic manufacturing deduction benefit	(6,300)	(4,419)	(1,400)
Other, net	1,212	2,271	7,772
	$206,694	$223,383	$173,918

Deferred Tax Assets and Liabilities

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of November 28, 2008 and November 30, 2007 are presented below:

	2008	2007
Deferred tax assets:
Acquired technology	$4,497	$7,603
Reserves and accruals	71,174	61,772
Deferred revenue	46,200	38,663
Unrealized losses on investments	10,350	18,756
FAS 123R stock compensation	50,329	40,682
Net operating loss of acquired companies	7,621	66,677
Credits	19,130	44,866
Depreciation and amortization	—	1,213
Capitalized expenses	5,688	—
Other	3,538	4,763
Total gross deferred tax assets	218,527	284,995
Deferred tax asset valuation allowance	(1,524)	(2,629)
Total deferred tax assets	217,003	282,366
Deferred tax liabilities:
Depreciation and amortization	(3,113)	—
Undistributed earnings of foreign subsidiaries	(167,760)	(166,629)
Acquired intangible assets	(52,745)	(93,208)
Total deferred tax liabilities	(223,618)	(259,837)
Net deferred tax (liabilities) assets	$(6,615)	$22,529

        The deferred tax assets and liabilities for fiscal 2008 and fiscal 2007 include amounts related to various acquisitions.  The total change in deferred tax assets and liabilities in fiscal 2008 includes changes that are recorded to other comprehensive income, goodwill and retained earnings.

We provide United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related United States tax liability may be reduced by any foreign income taxes paid on these earnings.  As of November 28, 2008, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $1.1 billion. The unrecognized deferred tax liability for these earnings is approximately $342.0 million.

As of November 28, 2008, we have net operating loss carryforward assets of approximately $19.0 million for federal, $7.7 million for state and $1.3 million related to foreign net operating losses. We also have federal, state and foreign tax credit carryforwards of approximately $8.6 million, $10.9 million and $3.5 million, respectively.  The net operating loss carryforward assets, federal tax credits and foreign tax credits will expire in various years from fiscal 2014 through 2029. The state tax credit carryforwards can be carried forward indefinitely.  The net operating loss carryforward assets and certain credits are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.

In addition, we have been tracking certain deferred tax attributes of $49.0 million which have not been recorded in the financial statements pursuant to SFAS 123R. These amounts are no longer included in our gross or net deferred tax assets. Pursuant to SFAS 123R, footnote 82, the benefit of these deferred tax assets will be recorded to equity when they reduce taxes payable.

A valuation allowance has been established for certain deferred tax assets related to the impairment of investments. At the end of fiscal 2008, our valuation allowance was $1.5 million.

Adoption of FIN 48

    We adopted both FIN 48 and FSP FIN 48-1 on December 1, 2007. The adoption of FIN 48 resulted in an increase of $3.9 million to both assets and unrecognized tax benefits in our consolidated balance sheet as of the beginning of fiscal 2008. Upon adoption, the gross liability for unrecognized tax benefits at December 1, 2007 was $218.4 million, exclusive of interest and penalties. The total amount of gross FIN 48 liabilities included $57.7 million that relates to certain tax attributes from acquired companies, including Macromedia. These liabilities from acquired companies are not recorded on our balance sheet because they are related to positions that have not yet been claimed on our income tax returns.

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

    We have historically presented our estimated state, local and interest liabilities net of the estimated benefit we expect to receive from deducting such payments on future tax returns (i.e., on a “net” basis). FIN 48 requires this estimated benefit to be classified as a deferred tax asset instead of a reduction of the overall liability (i.e., on a “gross” basis). Thus, we recognized additional deferred income tax assets of $3.9 million to present the unrecognized tax benefits as gross amounts on our consolidated balance sheet.

    Our policy to classify interest and penalties on unrecognized tax benefits as income tax expense did not change upon the adoption of FIN 48. As of December 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $42.8 million.

Summary FIN 48 Changes

    During fiscal 2008, our aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows:

Beginning balance as of December 1, 2007	$201,808
Gross increases in unrecognized tax benefits – prior year tax positions	14,009
Gross increases in unrecognized tax benefits – current year tax positions	11,350
Settlements with taxing authorities	(81,213)
Lapse of statute of limitations	(3,512)
Foreign exchange gains and losses	(2,893)
Ending balance as of November 28, 2008	$139,549

    The gross liability for unrecognized tax benefits at November 28, 2008 of $139.5 million is exclusive of interest and penalties. If the total FIN 48 gross liability for unrecognized tax benefits at November 28, 2008 were recognized in the future, the following amounts, net of an estimated $12.9 million benefit related to deducting such payments on future tax returns, would result: $57.7 million of unrecognized tax benefits would decrease the effective tax rate and $68.9 million would decrease goodwill.

    As of November 28, 2008, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $15.3 million.

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

    In August 2008, a U.S. income tax examination covering our fiscal years 2001 through 2004 was completed. Our accrued tax and interest related to these years was $100.0 million and was previously reported in long-term income taxes payable. In conjunction with this resolution, we requested and received approval from the IRS to repatriate certain foreign earnings in a tax-free manner, which resulted in a reduction of our long-term deferred income tax liability of $57.8 million. Together, these liabilities on our balance sheet decreased by $157.8 million. Also in August 2008, we paid $80.0 million in conjunction with the aforementioned resolution, credited additional paid-in-capital for $41.3 million due to our use of certain tax attributes related to stock option deductions, including a portion of certain deferred tax assets not recorded in our financial statements pursuant to SFAS 123R and made other individually immaterial adjustments to our tax balances totaling $15.8 million. A net income statement tax benefit in the third quarter of fiscal 2008 of $20.7 million resulted.

    The accounting treatment related to certain unrecognized tax benefits from acquired companies, including Macromedia, will change when SFAS 141R becomes effective.  SFAS 141R will be effective in the first quarter of our fiscal year 2010. At such time, any changes to the recognition or measurement of these unrecognized tax benefits will be recorded through income tax expense, where currently the accounting treatment would require any adjustment to be recognized through the purchase price as an adjustment to goodwill.

    The timing of the resolution of income tax examinations is highly uncertain and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues in the IRS and other examinations could be resolved within the next 12 months, based upon the current facts and circumstances, we cannot estimate the timing of such resolution or range of potential changes as it relates to the unrecognized tax benefits that are recorded as part of our financial statements. We do not expect any material settlements in fiscal 2009 but it is inherently uncertain to determine.

Note 9.  Restructuring

In fiscal 2008, we recorded restructuring charges totaling $32.1 million of which $29.2 related to fiscal 2008 restructuring charges and $2.9 million related to changes in estimates associated with pre-existing facilities accruals for the Macromedia acquisition. These restructuring charges are included in our consolidated statements of income.

Fiscal 2008 Restructuring Charges

In the fourth quarter of fiscal 2008, we initiated a restructuring program in order to reduce our operating costs and focus our resources on key strategic priorities impacting a total of approximately 560 full-time positions globally. In connection with this restructuring plan, we recorded restructuring charges totaling $29.2 million related to termination benefits for the elimination of approximately 460 of the 560 full-time positions globally. As of November 28, 2008, $0.4 million was paid. The remaining accrual for these restructuring charges is expected to be substantially paid during fiscal 2009. Charges associated with these ongoing termination benefits were recorded in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

Macromedia Acquisition

In the first quarter of fiscal 2006, pursuant to the Board of Directors’ approval, we initiated plans to restructure both the pre-merger operations of Adobe and Macromedia to eliminate certain duplicative activities, focus our resources on future growth opportunities and reduce our cost structure. In connection with the worldwide restructuring plan, we recognized costs related to termination benefits for employee positions that were eliminated and for the closure of duplicative facilities. We also recognized costs related to the cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Macromedia. Pursuant to EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” all restructuring charges related to the Macromedia acquisition are recognized as a part of the purchase price allocation. See Note 2 for information regarding the Macromedia acquisition.

Macromedia Merger Restructuring Charges—The following table sets forth a summary of Macromedia restructuring activity, including any costs incurred during fiscal 2007 and 2008 and the cumulative costs incurred through November 28, 2008 for each major type of cost associated with the restructuring plan:

	November 30, 2007	Cash Payments	Adjustments	November 28, 2008	Total Costs Incurred To Date	Total Costs Expected To Be Incurred
Termination benefits	$—	$—	$—	$—	$26,976	$26,976
Cost of closing redundant facilities	16,283	(7,187)	3,072	12,168	30,148	42,316
Cost of contract termination	—	—	—	—	3,238	3,238
Other	1,435	(147)	(311)	977	1,379	2,356
Total	$17,718	$(7,334)	$2,761	$13,145	$61,741	$74,886

Included in the adjustments column is a change to previous estimates, recorded as a current period expense, associated with closing redundant facilities as a result of the Macromedia acquisition as well as the net effect of foreign currency changes. Accrued restructuring charges of $13.1 million at November 28, 2008 includes $6.9 million recorded in accrued restructuring, current and $6.2 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying consolidated balance sheets. We expect to pay these liabilities through fiscal 2011.

The following table sets forth a summary of Macromedia restructuring activity, including any costs incurred during fiscal 2006 and 2007 for each major type of cost associated with the restructuring plan:

	December 1, 2006	Cash Payments	Adjustments	November 30, 2007
Termination benefits	$1,002	$(370)	$(632)	$—
Cost of closing redundant facilities	28,934	(12,052)	(599)	16,283
Cost of contract termination	46	(8)	(38)	—
Other	1,444	1	(10)	1,435
Total	$31,426	$(12,429)	$(1,279)	$17,718

Accrued restructuring charges of $17.7 million at November 30, 2007 included $3.7 million recorded in accrued restructuring, current and $14.0 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying consolidated balance sheets.

The following table sets forth a summary of Macromedia restructuring activity for the fiscal year ended December 1,  2006:

	Initial Restructuring Charges	Cash Payments	Adjustments	December 1, 2006
Termination benefits	$26,608	$(26,459)	$853	$1,002
Cost of closing redundant facilities	32,083	(10,547)	7,398	28,934
Cost of contract termination	3,969	(3,224)	(699)	46
Other	2,500	(1,072)	16	1,444
Total	$65,160	$(41,302)	$7,568	$31,426

At December 1, 2006, accrued restructuring charges of $31.4 million included $9.8 million recorded in accrued restructuring, current and $21.6 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying consolidated balance sheets.

Adobe Restructuring Charges—In connection with the worldwide restructuring plan, we recognized costs related to (i) termination benefits for former Adobe employees whose positions were eliminated, (ii) the closure of Adobe facilities and (iii) the cancellation of certain contracts held by Adobe.

The following table sets forth a summary of the Adobe restructuring activity for the fiscal year ended November 30, 2007:

	December 1, 2006	Cash Payments	Adjustments	November 30, 2007
Termination benefits	$179	$(37)	$(142)	$—
Cost of closing redundant facilities	467	(387)	(80)	—
Total	$646	$(424)	$(222)	$—

As of November 30, 2007, we had no remaining accrued restructuring charges associated with Adobe restructuring activity recorded in the accompanying consolidated balance sheets. Total costs under the plan incurred and expected to be incurred were $19.5 million and $19.0 million, respectively. The world wide consolidation of facilities was completed in fiscal 2007.

The following table sets forth a summary of the Adobe restructuring activity for the fiscal year ended December 1, 2006:

	Initial Restructuring Charges	Cash Payments	Adjustments	December 1, 2006
Termination benefits	$18,879	$(18,597)	$(103)	$179
Cost of closing redundant facilities	—	(479)	946	467
Cost of contract termination	105	(11)	(94)	—
Total	$18,984	$(19,087)	$749	$646

Accrued restructuring charges as of December 1, 2006 included $0.3 million recorded in accrued restructuring, current and $0.3 million, related to long-term facilities obligations recorded in accrued restructuring, non-current in the accompanying consolidated balance sheets.

Note 10.  Benefit Plans

Pretax Savings Plan

In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all of our United States employees. Under the plan, eligible employees may contribute up to 65% of their pretax salary, subject to the Internal Revenue Service annual contribution limits. In fiscal 2008, we matched 50% of the first 6% of the employee’s contribution. We contributed $16.6 million, $14.5 million and $11.2 million in fiscal 2008, 2007 and 2006, respectively. We can terminate matching contributions at our discretion.

Profit Sharing Plan

We have a profit sharing plan that provides for profit sharing payments to all eligible employees following each quarter in which we achieve at least 80% of our budgeted earnings for the quarter. The plan, as well as the annual operating budget on which the plan is based, is approved by our Board of Directors. We contributed $73.8 million, $67.6 million and $51.9 million to the plan in fiscal 2008, 2007 and 2006, respectively.

Deferred Compensation Plan

On September 21, 2006, the Board of Directors approved the Adobe Systems Incorporated Deferred Compensation Plan, effective December 2, 2006 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is an unfunded, non-qualified, deferred compensation arrangement under which certain executives and members of the Board of Directors are able to defer a portion of their annual compensation. Participants may elect to contribute up to 75% of their base salary and 100% of other specified compensation, including commissions, bonuses, performance-based and time-based restricted stock units, and directors’ fees. Participants are able to elect the payment of benefits to begin on a specified date at least three years after the end of the plan year in which the election is made in the form of a lump sum or annual installments over five, ten or fifteen years. Upon termination of a participant’s employment with Adobe, such participant will receive a distribution in the form of a lump sum payment. All distributions will be made in cash, except for deferred performance-based and time-based restricted stock units which will be settled in stock. As of November 28, 2008 and November 30, 2007, the invested amounts under the Deferred Compensation Plan total $7.6 million and $3.1 million, respectively and were recorded as long-term other assets on our balance sheet. As of November 28, 2008 and November 30, 2007, we recorded $7.6 million and $3.1 million, respectively, as long-term liabilities to recognize undistributed deferred compensation due to employees.

Note 11.  Stock-based Compensation

We have the following stock-based compensation plans and programs as described below.

Stock Option Plans

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from the (i) 2003 Equity Incentive Plan, as amended (“2003 Plan”), and the 2005 Equity Incentive Assumption Plan (“2005 Assumption Plan”). These plans are collectively referred to in the following discussion as “the Plans.” Under the Plans, options can be granted to all employees, including executive officers, outside consultants and non-employee directors. The Plans will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued and restrictions on issued shares have lapsed. Option vesting periods are generally three to four years for all of the Plans. Options granted under the Plans generally expire seven years from the effective date of grant for employees and outside consultants and ten years from the effective date of grant for non-employee directors.

As of November 28, 2008, we had reserved 94.7 million and 1.8 million shares of common stock for issuance under our 2003 Plan and 2005 Assumption Plan, respectively. As of November 28, 2008, we had 42.7 million and 1.6 million shares available for grant under our 2003 Plan and 2005 Assumption Plan, respectively.

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

As of November 28, 2008, we had reserved 76.0 million shares of our common stock for issuance under the ESPP and approximately 15.6 million shares remain available for future issuance.

Restricted Stock Plan

We grant restricted stock awards and performance awards to officers and key employees under our Amended 1994 Performance and Restricted Stock Plan (“Restricted Stock Plan”). We can also grant restricted stock units to all eligible employees under the Restricted Stock Plan. Restricted stock issued under the Restricted Stock Plan generally vests annually over four years.

As of November 28, 2008, we had reserved 16.0 million shares of our common stock for issuance under the Restricted Stock Plan and approximately 0.5 million shares were available for grant.

Performance Share Programs

Effective January 24, 2008, the Executive Compensation Committee adopted the 2008 Performance Share Program (“2008 Program”). The purpose of the 2008 Program is to align key management and senior leadership with stockholders’ interests and to retain key employees. The measurement period for the 2008 Program is our fiscal 2008 year. All members of our executive management and other key senior leaders are participating in the 2008 Program. Awards granted under the 2008 Program were granted in the form of performance shares pursuant to the terms of our 2003 Plan. If pre-determined performance goals are met, shares of stock will be granted to the recipient, with 25% vesting on the later of the date of certification of achievement or the first anniversary date of the grant and the remaining 75% vest evenly on the following three annual anniversary dates of the grant, contingent upon the recipient’s continued service to Adobe. Participants in the 2008 Program have the ability to receive up to 200% of the target number of shares originally granted.

Issuance of Shares

Upon exercise of stock options or vesting of restricted stock and performance shares, we will issue treasury stock. If treasury stock is not available, common stock will be issued. In order to minimize the impact of on-going dilution from exercises of stock options and vesting of restricted stock and performance shares, we instituted a stock repurchase program. See Note 12 for information regarding our stock repurchase programs.

Valuation of Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award. We currently use the Black-Scholes option pricing model to determine the fair value of stock options and ESPP shares. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and any expected dividends.

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

The assumptions used to value our option grants were as follows:

	Fiscal Years
	2008	2007	2006
Expected term (in years)	2.3 – 4.7	3.5 – 4.8	3.7
Volatility	32 – 60%	30 – 39%	30 – 37%
Risk-free interest rate	1.70 – 3.50%	3.60 – 5.10%	4.30 – 5.20%

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

	Fiscal Years
	2008	2007	2006
Expected term (in years)	0.5 – 2.0	0.5 – 2.0	1.3
Volatility	30 – 36%	30 – 33%	30 – 35%
Risk-free interest rate	2.12 – 3.29%	4.79 – 5.11%	4.32 – 5.26%

We recognize the estimated compensation cost of restricted stock awards and restricted stock units, net of estimated forfeitures, over the vesting term. The estimated compensation cost is based on the fair value of our common stock on the date of grant.

We recognize the estimated compensation cost of performance shares, net of estimated forfeitures. The awards are earned upon attainment of identified performance goals, some of which contain discretionary metrics. As such, these awards are re-valued based on our traded stock price at the end of each reporting period. If the discretion is removed, the award will be classified as a fixed equity award. The fair value of the awards will be based on the measurement date, which is the date the award becomes fixed. The awards will be subsequently amortized over the remaining performance period.

Effective April 1, 2007, the government of India implemented a new fringe benefit tax that applies to equity awards granted to our employees in India. We incur a fringe benefit tax liability at the time the award is exercised or released. In accordance with the laws in India, we have elected to recover, from the employee, the fringe benefit tax paid in connection with the applicable award. Recovery of the fringe benefit tax from the employee is treated as a component of the exercise price and as such, impacts the fair value of the awards and the related stock-based compensation. We have elected to use a binomial option pricing model that incorporates the Black-Scholes option pricing model to calculate the fair value of stock-

based awards issued in India under amended equity award agreements. The assumptions used in the valuation of equity awards in India are the same as those used for all of our equity awards as noted above. The recovery of fringe benefit tax is recorded as stock-based compensation cost in our consolidated statements of income.

Summary of Stock Options

The following table sets forth the summary of option activity under our stock option program for fiscal years 2008, 2007 and 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
December 2, 2005	65,251	$21.76
Granted	12,017	28.71
Exercised	(25,873)	17.73
Cancelled	(4,807)	25.33
Due to acquisition	15,143	—
December 1, 2006	61,731	$24.19
Granted	10,084	40.36
Exercised	(21,368)	21.18
Cancelled	(2,705)	33.18
November 30, 2007	47,742	$28.47
Granted	5,462	35.08
Exercised	(9,983)	25.45
Cancelled	(2,517)	35.34
November 28, 2008	40,704	$29.67

The weighted average fair values of options granted during fiscal 2008, 2007 and 2006 were $10.32, $12.37 and $10.79, respectively.

The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $142.4 million, $463.6 million and $440.0 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

Information regarding the stock options outstanding at November 28, 2008, November 30, 2007 and December 1, 2006 is summarized below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value* (millions)
As of November 28, 2008
Shares outstanding	40,704	$29.67	4.00 years	$76.1
Shares vested and expected to vest	38,975	$29.36	3.87 years	$76.1
Shares exercisable	28,034	$26.61	3.28 years	$76.1

As of November 30, 2007
Shares outstanding	47,742	$28.47	4.36 years	$654.2
Shares vested and expected to vest	43,067	$27.68	4.19 years	$623.8
Shares exercisable	29,387	$23.77	3.38 years	$539.8

As of December 1, 2006
Shares outstanding	61,731	$24.19	4.44 years	$936.8
Shares vested and expected to vest	58,713	$23.82	3.80 years	$912.7
Shares exercisable	38,944	$20.58	3.39 years	$731.0

*
The intrinsic value is calculated as the difference between the market value as of end of the fiscal year and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the  market values as of November 28, 2008, November 30, 2007 and December 1, 2006 were $23.16, $42.14 and $39.35, respectively.

All stock options granted to current executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors.

The Directors Plan (and starting in fiscal 2008, the 2003 Plan) provides for the granting of nonqualified stock options to non-employee directors. Option grants are limited to 25,000 shares per person in each fiscal year, except for a new non-employee director to whom 50,000 shares are granted upon election as a director. Options granted under the Directors Plan have a ten-year term. Options granted prior to March 28, 2006 are exercisable and vest over three years: 25% on the day preceding each of our next two annual meetings of stockholders and 50% on the day preceding our third annual meeting of stockholders after the grant of the option. Options granted on or after March 28, 2006 vest over four years: 25% on the day preceding each of our next four annual meetings. The exercise price of the options that are issued is equal to the fair market value of our common stock on the date of grant.

Options granted to directors for fiscal 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Options granted to existing directors	250	250	200
Exercise price	$37.09	$42.61	$35.95
Options granted to new directors	—	—	50
Exercise price	$—	$—	$35.25

Summary of Employee Stock Purchase Shares

The weighted average fair value of employee stock purchase shares granted during fiscal 2008, 2007 and 2006 was $9.56, $12.03 and $8.09, respectively. Employees purchased 2.4 million shares, 2.6 million shares and 2.1 million shares, respectively, for fiscal 2008, 2007 and 2006. The intrinsic value of shares purchased during fiscal 2008, 2007 and 2006 was $25.0 million, $39.8 million and $18.6 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Summary of Restricted Stock

Restricted stock award activity for fiscal 2008, 2007 and 2006 is as follows:

	2008		2007		2006
	Non-vested Shares	Weighted Average Grant Date Fair Value	Non-vested Shares	Weighted Average Grant Date Fair Value	Non-vested Shares	Weighted Average Grant Date Fair Value
Beginning balance	21	$36.41	501	$9.17	428	$6.68
Awarded	—	—	5	40.03	9	39.47
Released	(15)	34.94	(92)	29.32	(302)	22.03
Forfeited	(2)	39.95	(393)	4.77	(48)	25.53
Due to acquisition	—	—	—	—	414	22.35
Ending balance	4	$39.31	21	$36.41	501	$9.17

The total fair value of restricted stock awards vested during fiscal 2008, 2007 and 2006 was $0.5 million, $0.7 million and $0.3 million, respectively.

Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to dividends and voting rights. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.

Restricted stock unit activity for fiscal 2008 and 2007 is as follows:

	2008	2007
Beginning balance	1,701	—
Awarded	3,177	1,771
Released	(422)	—
Forfeited	(195)	(70)
Ending balance	4,261	1,701

We did not grant restricted stock units in fiscal 2006. The total fair value of restricted stock units vested during fiscal 2008 was $14.4 million.

Information regarding restricted stock units outstanding at the end of fiscal 2008 and 2007 is summarized below.

	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value* (millions)
2008
Shares outstanding	4,261	1.73 years	$98.7
Shares vested and expected to vest	3,351	1.52 years	$77.6
2007
Shares outstanding	1,701	1.88 years	$71.7
Shares vested and expected to vest	1,309	1.65 years	$55.2

*
The intrinsic value is calculated as the market value as of end of the fiscal year. As reported by the NASDAQ Global Select Market, the  market values as of November 28, 2008 and November 30, 2007 were $23.16 and $42.14, respectively.

Summary of Performance Shares

The following table sets forth the summary of performance share activity under our 2008 Program for fiscal 2008.

	Shares Granted	Maximum Shares Eligible to Receive
Beginning balance	—	—
Awarded	941	1,883
Forfeited	(116)	(232)
Ending balance	825	1,651

The actual performance achievement of participants in the 2008 Program will be approved by the Executive Compensation Committee in the first quarter of fiscal 2009.

In the first quarter of fiscal 2008, the Executive Compensation Committee certified the actual performance achievement of participants in the 2006 Performance Share Program (“2006 Program”) and the 2007 Performance Share Program (“2007 Program”). Based upon the achievement of goals outlined in the 2006 Program and 2007 Program, participants had the ability to receive up to 150% and 200%, respectively, of the target number of shares originally granted. Actual performance resulted in participants achieving approximately 105% of target or 0.3 million shares for the 2006 Program and 200% of target or 0.7 million shares for the 2007 Program. Shares awarded under the 2006 Program vested 100% and were released in the first quarter of fiscal 2008. Shares under the 2007 Program vested 25% in the first quarter of fiscal 2008 and the remaining 75% vest evenly on the following three annual anniversary dates of the grant, contingent upon the recipient’s continued service to Adobe.

The following table sets forth the summary of performance share activity under our programs, based upon share awards actually achieved, during fiscal 2008:

2008
Beginning balance	—
Shares achieved	993
Released	(480)
Forfeited	(130)
Ending balance	383

The total fair value of performance awards vested during fiscal 2008 was $16.7 million.

Information regarding performance awards achieved and outstanding at November 28, 2008 is as follows:

	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value* (millions)
2008
Shares outstanding	383	1.20 years	$8.9
Shares vested and expected to vest	323	1.10 years	$7.4

*	The intrinsic value is calculated as the market value as of end of the fiscal year. As reported by the NASDAQ Global Select Market, the market value as of November 28, 2008 was $23.16.

Compensation Costs

    With the exception of performance shares, stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. For performance shares, expense is recognized on a straight-line basis over the requisite service period for each vesting portion of the award.

    As of November 28, 2008, there was $259.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Total stock-based compensation costs that have been included in our consolidated statements of income are as follows:

	Income Statement Classifications
	Cost of Revenue – Services and Support	Research and Development	Sales and Marketing	General and Administrative	Total

Option Grants and Stock Purchase Rights
Fiscal 2008*	$3,728	$55,653	$41,326	$24,521	$125,228
Fiscal 2007	$5,152	$58,579	$41,801	$24,467	$129,999
Fiscal 2006	$8,180	$63,950	$66,792	$27,121	$166,043

Restricted Stock
Fiscal 2008*	$570	$20,835	$17,928	$10,810	$50,143
Fiscal 2007	$346	$9,518	$6,084	$4,040	$19,988
Fiscal 2006	$—	$1,678	$1,500	$1,313	$4,491
_________________________________________
*	During fiscal 2008, we recorded $2.9 million associated with cash recoveries of fringe benefit tax from employees in India.

Note 12.  Stockholders’ Equity

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

Historically, we have evaluated uncorrected differences utilizing the rollover approach. We believe the impact of these stock-based compensation errors were immaterial to prior fiscal years under the rollover method. However, under SAB No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which we were required to adopt for the year ended December 1, 2006, we must assess materiality using both the rollover method and the iron-curtain method. Under the iron-curtain method, the cumulative stock option errors are material to our fiscal 2006 financial statements and, therefore, we recorded an adjustment to our opening fiscal 2006 retained earnings balance in the amount of $26.6 million in accordance with the implementation guidance in SAB 108. The total cumulative impact is as follows:

Retained Earnings	$(26,584)
Deferred Income Taxes	838
Additional Paid in Capital	$27,422

The impact on retained earnings is comprised of the following amounts:

Retained Earnings	1998-2002	2003	2004	2005	Total
Stock compensation expense	$(21,800)	$(10,420)	$(2,959)	$(230)	$(35,409)
Tax effect	5,484	2,558	726	57	8,825
Total, net of tax	$(16,316)	$(7,862)	$(2,233)	$(173)	$(26,584)
Income before taxes	$1,577,480	$380,492	$608,645	$765,776
Percent of income before taxes	(1)%	(3)%	0%	0%

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

During fiscal 2008 and 2007, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $525.0 million and $1.1 billion, respectively. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2008, we repurchased 22.4 million shares at an average price of $36.26 through structured repurchase agreements which included prepayments from fiscal 2007. During fiscal 2007, we repurchased 22.0 million shares at an average price of $40.04 through structured repurchase agreements which included prepayments from fiscal 2006.

During fiscal 2008, we also repurchased 3.6 million shares at an average price of $36.41 in open market transactions.

For fiscal 2008 and 2007, the prepayments were classified as treasury stock on our balance sheet at the payment date, though only shares physically delivered to us by November 28, 2008 and November 30, 2007 were excluded from the denominator in the computation of earnings per share. All outstanding structured repurchase agreements as of November 28, 2008 under this program will expire on or before March 19, 2009. As of November 28, 2008 and November 30, 2007, approximately $134.7 million and $422.6 million, respectively, of up-front payments remained under the agreements.

Stock Repurchase Program II

Under this stock repurchase program, we had authorization to repurchase an aggregate of 50.0 million shares of our common stock. During the third quarter of fiscal 2008, the remaining authorized number of shares were repurchased. From the inception of the 50.0 million share authorization under this program, we provided prepayments of $1.9 billion under structured share repurchase agreements to large financial institutions. During fiscal 2008, we provided prepayments of $1.0 billion and repurchased 31.9 million shares under these structured agreements at an average price of $37.15. During fiscal 2007, we provided prepayments of $850.0 million under structured share repurchase agreements to large financial institutions. During fiscal 2007, we repurchased 17.7 million shares under these structured agreements at an average price of $40.50 and approximately $133.7 million of up-front payments remained under these agreements as of November 30, 2007.

During fiscal 2008, we also repurchased 0.5 million shares at an average price of $39.79 in open market transactions.

Note 13.  Other Comprehensive Income (Loss)

The following table sets forth the activity for each component of other comprehensive income (loss) for fiscal 2008, 2007 and 2006:

	2008	2007	2006
Beginning balance	$27,948	$6,344	$(914)
Derivative instruments:
Unrealized gain (loss) on derivative instruments	28,471	(6,046)	285
Reclassification adjustment for gains (losses) on derivative instruments recognized during the period	13,248	5,510	(5,035)
Subtotal derivative instruments	41,719	(536)	(4,750)

Available-for-sale securities:
Unrealized (loss) gain on available-for-sale securities, net of taxes	(3,102)	14,570	7,210
Reclassification adjustment for gains on available-for-sale securities recognized during the period	1,559	2,000	865
Subtotal available-for-sale securities	(1,543)	16,570	8,075

Foreign currency translation adjustments	(10,902)	5,570	3,933
Other comprehensive income	29,274	21,604	7,258
Ending balance	$57,222	$27,948	$6,344

Taxes related to unrealized gains and losses on available-for-sale securities for fiscal 2008, 2007 and 2006 were $1.0 million, $2.4 million and $2.6 million, respectively.  Taxes related to derivative instruments were zero for all fiscal years.

The following table sets forth the components of foreign currency translation adjustments for fiscal 2008, 2007 and 2006:

	2008	2007	2006
Beginning balance	$10,471	$4,901	$968
Foreign currency translation adjustments	(19,461)	9,269	3,933
Income tax effect relating to translation adjustments for undistributed foreign earnings	8,559	(3,699)	—
Ending balance	$(431)	$10,471	$4,901

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

The following table sets forth the computation of basic and diluted net income per share for fiscal 2008, 2007 and 2006:

	2008	2007	2006
Net income	$871,814	$723,807	$505,809
Shares used to compute basic net income per share	539,373	584,203	593,750
Dilutive potential common shares:
Unvested restricted stock	1,107	13	85
Stock options	8,073	14,559	18,387
Shares used to compute diluted net income per share	548,553	598,775	612,222
Basic net income per share	$1.62	$1.24	$0.85
Diluted net income per share	$1.59	$1.21	$0.83

For fiscal 2008, 2007 and 2006, options to purchase approximately 16.5 million, 10.4 million and 17.7 million shares, respectively, of common stock with exercise prices greater than the annual average fair market value of our stock of $37.07, $41.77 and $35.32, respectively, were not included in the calculation because the effect would have been anti-dilutive.

Note 15.  Commitments and Contingencies

Lease Commitments

We lease certain of our facilities and some of our equipment under non-cancellable operating lease arrangements that expire at various dates through 2028. We also have one land lease that expires in 2091. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes, insurance and equipment rental. Rent expense and sublease income for these leases for fiscal 2006 through fiscal 2008 were as follows:

	2008	2007	2006
Rent expense	$101,202	$90,553	$74,629
Less: sublease income	11,421	9,406	3,556
Net rent expense	$89,781	$81,147	$71,073

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

These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. As of November 28, 2008, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases” and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term, purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount.

Following is a table for future minimum lease payments under non-cancellable operating leases and future minimum sublease income under non-cancellable subleases for each of the next five years and thereafter. The table includes commitments related to our restructured facilities. See Note 9 for information regarding our restructuring charges.

Fiscal Year	Future Minimum Lease Payments	Future Minimum Sublease Income
2009	$49,207	$9,943
2010	34,950	6,063
2011	25,996	1,154
2012	19,174	80
2013	15,498	—
Thereafter	84,334	—
Total	$229,159	$17,240

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees as noted above.  Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our consolidated balance sheet. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of November 28, 2008, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $2.6 million.

Royalties

We have royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $47.8 million, $37.4 million and $19.1 million in fiscal 2008, 2007 and 2006, respectively.

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

The facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. At the Company’s option, borrowings under the facility accrue interest based on either the LIBOR for one, two, three or six months, or longer periods with bank consent, plus a margin according to a pricing grid tied to this financial covenant, or a base rate. The margin is set at rates between 0.20% and 0.475%. Commitment fees are payable on the facility at rates between 0.05% and 0.15% per year based on the same pricing grid. The facility is available to provide loans to us and certain of our subsidiaries for general corporate purposes. As of November 28, 2008 and November 30, 2007, the amount outstanding under this credit facility was $350.0 million and zero, respectively, which is included in long-term liabilities on our consolidated balance sheet. As of November 28, 2008, we were in compliance with all of the covenants.

Note 17.  Financial Instruments

Fair Value of Financial Instruments

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale fixed income and equity securities, other equity securities and foreign currency derivatives. The fair value of these financial assets and liabilities was determined using the following inputs at November 28, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds and overnight deposits(1)	$722,742	$722,742	$—	$—
Fixed income available-for-sale securities(2)	1,175,732	—	1,175,732	—
Equity available-for-sale securities(3)	3,047	3,047	—	—
Investments of limited partnership(4)	39,004	251	—	38,753
Foreign currency derivatives(5)	49,848	—	49,848	—
Deferred compensation plan assets(6)
Money market funds	$704	$704	$—	$—
Equity and fixed income mutual funds	6,856	—	6,856	—
Subtotal for deferred compensation plan assets	$7,560	$704	$6,856	$—
Total	$1,997,933	$726,744	$1,232,436	$38,753
Liabilities:
Foreign currency derivatives(7)	1,739	—	1,739	—
Total	$1,739	$—	$1,739	$—
_________________________________________
(1)	Included in cash and cash equivalents on our consolidated balance sheet.

(2)	Included in either cash and cash equivalents or short-term investments on our consolidated balance sheet.

(3)	Included in short-term investments on our consolidated balance sheet.

(4)	Included in other assets on our consolidated balance sheet.

(5)	Included in prepaid expenses and other assets on our consolidated balance sheet.

(6)	Included in other assets on our consolidated balance sheet.

(7)	Included in accrued expenses on our consolidated balance sheet.

Fixed income available-for-sale securities include United States treasury securities (78% of total), corporate bonds (10% of total), obligations of foreign governments (10% of total) and obligations of multi-lateral government agencies (2% of total).

The Level 1 investments of limited partnership relate to investments in publicly-traded companies and the Level 3 investments relate to investments in privately-held companies. The investments of limited partnership relate to our interest in Adobe Ventures which was $39.0 million and $30.6 million as of November 28, 2008 and November 30, 2007, respectively. The change in this asset balance relates primarily to investment gains included in earnings during the fiscal year ended November 28, 2008. All other activity during the quarter was insignificant both individually and in the aggregate.

The following table summarizes the net realized and unrealized gains and losses from our investments for fiscal 2008, 2007 and 2006.

	2008	2007	2006
Net gains (losses) related to our investments in Adobe Ventures and cost method investments	$15,853	$6,951	$(6,487)
Write-downs due to other-than-temporary declines in value of our marketable equity securities	(4,895)	—	—
Losses on stock warrants	(6)	(21)	(226)
Other investment gains	5,457	204	67,962
Total investment gains and (losses), net	$16,409	$7,134	$61,249

During fiscal 2008, investment gains increased as compared to fiscal 2007 due primarily to realized and unrealized gains from our direct and Adobe Ventures investments of $9.8 million and $6.0 million, respectively.  Additionally, during fiscal 2008, we received cash and recognized a gain resulting from the expiration of the escrow period related to the sale of our investment in Atom Entertainment, Inc. that occurred during the fourth quarter of fiscal 2006.  Investment gains were higher in fiscal 2006 when compared to fiscal 2007 due to this sale of our investment in Atom Entertainment, Inc. As a result of the sale, we received $82.3 million in cash. Our carrying value was $13.2 million at the date of sale. See Note 6 for further information regarding our long-term investments and Adobe Ventures.

Foreign currency derivatives include option and forward foreign exchange contracts primarily for the Japanese Yen and the Euro.

Hedge Accounting

In accordance with SFAS 133, we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Economic Hedging—Hedges of Forecasted Transactions

We may use foreign exchange option contracts or forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such cash flow exposures result from portions of our forecasted revenue denominated in currencies other than the U.S. dollar, primarily the Japanese Yen and the Euro. These foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. The maximum original duration of any contract is twelve months. We enter into these foreign exchange contracts to hedge forecasted product licensing revenue in the normal course of business and accordingly, they are not speculative in nature.

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

	Accumulated Other Comprehensive Income
	Fiscal Years
Gain on hedges of forecasted transactions:	2008	2007	2006
Net unrealized gain remaining in other accumulated comprehensive income, net of tax	$41,750	$31	$567

When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income (loss) to interest and other income (loss) on the consolidated statement of income at that time. For fiscal 2008, 2007 and 2006 there were no such gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

Pursuant to SFAS 133, we evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedging instruments in other income on the consolidated income statement. The net gain (loss) recognized in other income for cash flow hedges due to hedge ineffectiveness was insignificant for fiscal 2008, 2007 and 2006. The time value of purchased derivative instruments is recorded in other income.

A summary of the amounts included on the consolidated income statement due to occurrence of the hedged transaction and or time value degradation on open hedge transactions is as follows:

	Years Ended
	2008		2007		2006
	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)	Revenue	Other Income (Loss)
Gain (loss) on completed hedge transactions:
Net realized gain reclassified from other accumulated comprehensive income to revenue	$13,248	$—	$5,510	$—	$5,035	$—
Net realized loss from the cost of purchased options	—	(13,593)	—	(12,875)	—	(8,873)
(Loss) gain on open hedge transactions:
Net unrealized (loss) gain from the time value on open cash flow hedge transactions	—	(2,051)	—	765	—	(3,913)
	$13,248	$(15,644)	$5,510	$(12,110)	$5,035	$(12,786)

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

We hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of November 28, 2008, total notional amounts of outstanding contracts were $216.7 million which included the notional equivalent of $134.7 million in Euro, $38.1 million in Yen and $43.9 million in other foreign currencies. At November 28, 2008, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

Net gains (losses) recognized in other income relating to balance sheet hedging for fiscal 2008, 2007 and 2006 were as follows:

	2008	2007	2006
(Loss) gain on foreign currency assets and liabilities:
Net realized (loss) gain recognized in other income	$(7,738)	$13,388	$11,046
Net unrealized gain (loss) recognized in other income related to instruments outstanding	5,223	(4,035)	4,721
	(2,515)	9,353	15,767
(Loss) gain on hedges of foreign currency assets and liabilities:
Net realized loss recognized in other income	(3,255)	(8,394)	(4,179)
Net unrealized gain (loss) recognized in other income	3,920	1,887	(6,879)
	665	(6,507)	(11,058)
Net (loss) gain recognized in other income	$(1,850)	$2,846	$4,709

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk are short-term investments, primarily fixed-income securities, structured repurchase transactions, derivatives, hedging foreign currency and interest rate risk and trade receivables.

Our investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. Our cash and investments are held and managed by recognized financial institutions that follow our investment policy. Our policy limits the amount of credit exposure to any one security issue or issuer and we believe no significant concentration of credit risk exists with respect to these investments.

We mitigate concentration of risk related to foreign currency hedges as well as interest rate hedges through a policy that establishes counterparty limits. We also have minimum rating requirements for all bank counterparties. We monitor ratings, credit spreads and potential downgrades on at least a quarterly basis. Based on our on-going assessment of counterparty risk, we will adjust our exposure to various counterparties.

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

Note 18.  Non-Operating Income (Expense)

Non-operating income (expense) for fiscal 2008, 2007 and 2006 includes the following:

	2008	2007	2006
Interest and other income, net:
Interest income	$57,588	$92,794	$74,783
Foreign exchange losses	(17,494)	(9,264)	(8,077)
Fixed income investment gains and (losses), net	1,660	(2,576)	(1,098)
Other	2,093	1,770	1,675
Interest and other income, net	$43,847	$82,724	$67,283
Interest expense	$(10,019)	$(253)	$(98)
Investment gains and (losses), net:
Realized investment gains	$18,398	$9,308	$76,239
Unrealized investment gains	7,803	5,265	3,352
Realized investment losses	(1,417)	(2,236)	(2,389)
Unrealized investment losses	(8,375)	(5,203)	(15,953)
Investment gains and (losses), net	$16,409	$7,134	$61,249
Total non-operating income, net	$50,237	$89,605	$128,434

Note 19.  Industry Segment, Geographic Information and Significant Customers

We have the following segments: Creative Solutions, Knowledge Worker, Enterprise, Mobile and Device Solutions, Platform and Print and Publishing. Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers. The Knowledge Worker segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains revenue generated by Acrobat Connect and our Acrobat family of products. Our Enterprise segment provides server-based enterprise interaction solutions that automate people-centric processes and contains revenue generated by our LiveCycle line of products. The Mobile and Device Solutions segment provides solutions that deliver compelling experiences through rich content, user interfaces and data services on mobile and non-PC devices such as cellular phones, consumer devices and Internet connected hand-held devices. The Platform segment provides developer solutions and technologies, including Adobe Flash Player, Adobe AIR and Flex Builder which are used to build rich application experiences. Finally, the Print and Publishing segment addresses market opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and OEM printing businesses.

Effective in the first quarter of fiscal 2008, to better align our engineering and marketing efforts, we merged our Knowledge Worker segment with our Enterprise segment (formerly “Enterprise and Developer Solutions”) to form our new Business Productivity Solutions. However, under the requirements of SFAS No. 131, (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information,” Knowledge Worker and Enterprise are separate reportable segments. In addition, we moved responsibility for Flex Builder, Flex SDK and our ColdFusion product line to our Platform segment from our Enterprise segment. The prior year information in the table below has also been updated to reflect this product movement.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. With the exception of goodwill and intangible assets, we do not identify or allocate our assets by the operating segments.

With the exception of goodwill and intangible assets, we do not identify or allocate our assets by the operating segments.

Our segment results for fiscal 2008, 2007 and 2006 are as follows:

	Creative Solutions	Knowledge Worker	Enterprise	Mobile and Device Solutions	Platform	Print and Publishing	Total
Fiscal 2008
Revenue	$2,072,835	$810,883	$252,976	$113,071	$118,487	$211,637	$3,579,889
Cost of revenue	160,560	53,282	75,539	24,069	20,275	28,905	362,630
Gross profit	$1,912,275	$757,601	$177,437	$89,002	$98,212	$182,732	$3,217,259
Gross profit as a percentage of revenue	92%	93%	70%	79%	83%	86%	90%
Fiscal 2007
Revenue	$1,898,924	$728,528	$191,317	$52,510	$80,870	$205,732	$3,157,881
Cost of revenue	147,161	57,683	68,932	31,274	12,813	36,831	354,694
Gross profit	$1,751,763	$670,845	$122,385	$21,236	$68,057	$168,901	$2,803,187
Gross profit as a percentage of revenue	92%	92%	64%	40%	84%	82%	89%
Fiscal 2006
Revenue	$1,437,908	$657,813	$158,170	$37,505	$68,130	$215,774	$2,575,300
Cost of revenue	138,437	36,992	53,933	22,185	14,029	26,881	292,457
Gross profit	$1,299,471	$620,821	$104,237	$15,320	$54,101	$188,893	$2,282,843
Gross profit as a percentage of revenue	90%	94%	66%	41%	79%	88%	89%

The table below lists our revenue and property and equipment, net of accumulated depreciation, by geographic area for fiscal 2008, 2007 and 2006. With the exception of property and equipment, we do not identify or allocate our assets by geographic area.

Revenue	2008	2007	2006
Americas:
United States	$1,473,319	$1,379,028	$1,157,708
Other	159,507	129,776	109,068
Total Americas	1,632,826	1,508,804	1,266,776
EMEA	1,229,161	1,026,455	770,060
Asia:
Japan	450,799	407,344	354,029
Other	267,103	215,278	184,435
Total Asia	717,902	622,622	538,464
Total revenue	$3,579,889	$3,157,881	$2,575,300

Property and Equipment	2008	2007
Americas:
United States	$252,434	$228,263
Other	9,154	15,364
Total Americas	261,588	243,627
EMEA	29,887	27,035
Asia:
India	15,242	11,633
Other	6,320	7,463
Total Asia	21,562	19,096
Total property and equipment	$313,037	$289,758

Significant Customers

The table below lists our significant customers, as a percentage of net revenue for fiscal 2006 through 2008. As listed, our significant customers are distributors who sell products across our various segments.

	2008	2007	2006
Ingram Micro	18%	21%	24%
Tech Data	9%	10%	10%

Receivables from our significant customers, as a percentage of gross trade receivables for fiscal 2008 and 2007 are as follows:

	2008	2007
Ingram Micro	18%	19%
Tech Data	8%	10%

Note 20.  Selected Quarterly Financial Data (unaudited)

	2008
	Quarter Ended
	February 29	May 30	August 29	November 28
Revenue	$890,445	$886,886	$887,257	$915,301
Gross profit	807,970	804,020	776,406	828,863
Income before income taxes	295,644	278,006	228,514	276,344
Net income	219,379	214,910	191,608	245,917
Basic net income per share	0.39	0.40	0.36	0.47
Diluted net income per share	0.38	0.40	0.35	0.46

	2007
	Quarter Ended
	March 2	June 1	August 31	November 30
Revenue	$649,407	$745,577	$851,686	$911,211
Gross profit	577,144	654,363	759,065	812,615
Income before income taxes	174,402	205,116	276,995	290,677
Net income	143,851	152,505	205,243	222,208
Basic net income per share	0.24	0.26	0.35	0.39
Diluted net income per share	0.24	0.25	0.34	0.38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Adobe Systems Incorporated:

We have audited the accompanying consolidated balance sheets of Adobe Systems Incorporated and subsidiaries as of November 28, 2008 and November 30, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended November 28, 2008. We also have audited Adobe Systems Incorporated’s internal control over financial reporting as of November 28, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Adobe System Incorporated’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of November 28, 2008 and November 30, 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended November 28, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Adobe Systems Incorporated maintained, in all material respects, effective internal control over financial reporting as of November 28, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 8 and Note 12 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes in fiscal 2008 and quantifying errors in fiscal 2006, resulting from the adoption of new accounting pronouncements.

/s/KPMG LLP
Mountain View, California
January 23, 2009

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of November 28, 2008. Based on their evaluation as of November 28, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of November 28, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 28, 2008, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 28, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to Item 401 of Regulation S-K regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1 – Election of Directors” in our definitive Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 1, 2009. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.

The information required by Item 10 of Form 10-K with respect to Item 405 of Regulation S-K regarding section 16(a) beneficial ownership compliance is incorporated by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 1, 2009.

The information required by Item 10 of Form 10-K with respect to Item 406 of Regulation S-K regarding code of ethics is incorporated by reference from the information contained in the section entitled “Code of Ethics” in our definitive Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 1, 2009.

The information required by Item 10 of Form 10-K with respect to Item 407(c)(3), 407(d)(4) and 407(d)(5) is incorporated by reference from the information contained in the sections entitled “Proposal 1- Election of Directors” and report of the “Audit Committee” in our definitive Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 1, 2009.

ITEM 11.  EXECUTIVE COMPENSATION

You will find this information in the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation Committee Report,” “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 1, 2009. We are incorporating the information contained in that section of our Proxy Statement here by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

You will find this information in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 1, 2009. We are incorporating the information contained in that section here by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

You will find this information in the sections captioned “Transactions with Related Persons” and “Proposal 1—Election of Directors—Independence of Directors” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 1, 2009. We are incorporating the information contained in that section here by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

You will find this information in the sections captioned “Principal Accounting Fees and Services” and “Audit Committee Pre-Approval of Services Performed by Our Independent Registered Public Accountants” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 1, 2009. We are incorporating the information contained in that section here by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 23, 2009.

ADOBE SYSTEMS INCORPORATED

By:	/s/ Mark Garrett
Mark Garrett, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shantanu Narayen and Mark Garrett, and each or any one of them, his or her lawful attorneys-in-fact and agents, for such person in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact and agent, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John E. Warnock		January 23, 2009
John E. Warnock	Chairman of the Board of Directors

/s/ Charles M. Geschke		January 23, 2009
Charles M. Geschke	Chairman of the Board of Directors

/s/ Shantanu Narayen		January 23, 2009
Shantanu Narayen	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark Garrett		January 23, 2009
Mark Garrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard T. Rowley		January 23, 2009
Richard T. Rowley	Vice President and Principal Accounting Officer

/s/ Edward W. Barnholt		January 23, 2009
Edward W. Barnholt	Director

/s/ Robert K. Burgess		January 23, 2009
Robert K. Burgess	Director

/s/ Michael R. Cannon		January 23, 2009
Michael R. Cannon	Director

Signature	Title	Date

/s/ James E. Daley		January 23, 2009
James E. Daley	Director

/s/ Carol Mills		January 23, 2009
Carol Mills	Director

/s/ Colleen M. Pouliot		January 23, 2009
Colleen M. Pouliot	Director

/s/ Daniel L. Rosensweig		January 23, 2009
Daniel L. Rosensweig	Director

/s/ Robert Sedgewick		January 23, 2009
Robert Sedgewick	Director

/s/ Delbert W. Yocam		January 23, 2009
Delbert W. Yocam	Director

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:

Adobe
Acrobat
Acrobat Connect
ActionScript
Adobe AIR
Adobe Audition
Adobe OnLocation
Adobe Premiere
Adobe Type Manager
After Effects
AIR
Authorware
Buzzword
Captivate
ColdFusion
Contribute
Creative Suite
Director
Dreamweaver
DV Rack
Encore
Fireworks
Flash
Flash Cast
Flash Catalyst
Flash Lite
Flex
Flex Builder
Font Folio
FrameMaker
FreeHand
Illustrator
InCopy
InDesign
JRun
Kuler
Lightroom
LiveCycle
Macromedia
MXML
Ovation
PageMaker
Photoshop
PostScript
Reader
RoboHelp
Scene 7
Shockwave
Soundbooth
Ultra
Version Cue
Visual Communicator
Vlog It!

All other trademarks are the property of their respective owners.

EXHIBITS

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Bylaws	8-K	1/13/09	3.1

3.2	Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	7/16/01	3.6

3.2.1	Certificate of Correction of Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	4/11/03	3.6.1

3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/08/03	3.3

4.1	Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-K	7/03/00	1

4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-A/2G/A	5/23/03	7

10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6

10.2	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/4/08	10.2

10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*				X

10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40

10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	1/24/08	10.5

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.6	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6

10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37

10.10	2003 Equity Incentive Plan, as amended and restated*	DEF 14A	2/27/08	Appendix A

10.11	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	4/4/08	10.11

10.12	Form of Indemnity Agreement*	10-Q	5/30/97	10.25.1

10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/07/04	10.14

10.15	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

10.16	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.17	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999	10-K	3/30/00	10.23

10.18	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000	10-Q	8/14/00	10.3

10.19	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*				X

10.20	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*				X

10.21	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/07/04	10.11

10.22	2008 Executive Officer Annual Incentive Plan*	8-K	1/30/08	10.4

10.23	2005 Equity Incentive Assumption Plan, as amended*	10-Q	4/4/08	10.23

10.24	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	10-Q	4/4/08	10.24

10.25	Allaire Corporation 1997 Stock Incentive Plan*	S-8	03/27/01	4.06

10.26	Allaire Corporation 1998 Stock Incentive Plan*	S-8	03/27/01	4.07

10.27	Allaire Corporation 2000 Stock Incentive Plan*	S-8	03/27/01	4.08

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.28	Andromedia, Inc. 1996 Stock Option Plan*	S-8	12/07/99	4.07

10.29	Andromedia, Inc. 1997 Stock Option Plan*	S-8	12/07/99	4.08

10.30	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09

10.31	ESI Software, Inc. 1996 Equity Incentive Plan*	S-8	10/18/99	4.08

10.32	eHelp Corporation 1999 Equity Incentive Plan*	S-8	12/29/03	4.08

10.33	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.34	Bright Tiger Technologies, Inc. 1996 Stock Option Plan*	S-8	03/27/01	4.11

10.35	Live Software, Inc. 1999 Stock Option/Stock Issuance Plan*	S-8	03/27/01	4.10

10.36	Macromedia, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.07

10.37	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	08/03/01	10.01

10.38	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	08/10/05	4.08

10.39	Form of Macromedia, Inc. Stock Option Agreement*	S-8	08/10/05	4.09

10.40	Middlesoft, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.09

10.41	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.42	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/08/05	10.01

10.43	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.1

10.44	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.45	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.46	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.47	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.1

10.48	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.2

10.49	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.50	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4

10.51	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.52	First Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of February 11, 2008*	8-K	2/13/08	10.1

10.53	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	8-K	2/13/08	10.2

10.54	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.55	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.56	Credit Agreement, dated as of February 16, 2007, among Adobe Systems Incorporated and Certain Subsidiaries as Borrowers; BNP Paribas, Keybank National Association, and UBS Loan Finance LLC as Co-Documentation Agents; JPMorgan Chase Bank, N.A. as Syndication Agent; Bank of America, N.A. as Administrative Agent and Swing Line Lender; the Other Lenders Party Thereto; and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	8/16/07	10.1

10.57	Amendment to Credit Agreement, dated as of August 13, 2007, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	8/16/07	10.2

10.58	Second Amendment to Credit Agreement, dated as of February 26, 2008, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	2/29/08	10.1

10.59	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.60	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*				X

10.61	Form of Director Initial Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*				X

10.62	Form of Director Annual Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*				X

10.63	Description of 2009 Director Compensation*				X

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†	X

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X
_________________________________________
*	Compensatory plan or arrangement.

**	References to Exhibits 10.17 and 10.18 are to filings made by the Allaire Corporation. References to Exhibits 10.25 through 10.42 are to filings made by Macromedia, Inc.

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