Form 10-Q
period 2009-02-27
ADOBE SYSTEMS INC
filed 2009-04-03
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q
_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2009

or

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of March 27, 2009 was 523,737,172.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	February 27, 2009	November 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,148,925	$886,450
Short-term investments	1,234,769	1,132,752
Trade receivables, net of allowances for doubtful accounts of $5,796 and $4,128, respectively	300,048	467,234
Deferred income taxes	81,125	110,713
Prepaid expenses and other assets	104,124	137,954
Total current assets	2,868,991	2,735,103
Property and equipment, net	300,376	313,037
Goodwill	2,132,375	2,134,730
Purchased and other intangibles, net	181,468	214,960
Investment in lease receivable	207,239	207,239
Other assets	197,147	216,529
Total assets	$5,887,596	$5,821,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$41,416	$55,840
Accrued expenses	345,677	399,969
Accrued restructuring	18,352	35,690
Income taxes payable	33,107	27,136
Deferred revenue	198,313	243,964
Total current liabilities	636,865	762,599
Long-term liabilities:
Debt	350,000	350,000
Deferred revenue	26,973	31,356
Accrued restructuring	6,995	6,214
Income taxes payable	120,289	123,182
Deferred income taxes	114,603	117,328
Other liabilities	20,711	20,565
Total liabilities	1,276,436	1,411,244
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 524,095 and 526,111 shares outstanding, respectively	61	61
Additional paid-in-capital	2,352,383	2,396,819
Retained earnings	5,069,840	4,913,406
Accumulated other comprehensive income	25,095	57,222
Treasury stock, at cost (76,739 and 74,723 shares, respectively), net of reissuances	(2,836,219)	(2,957,154)
Total stockholders’ equity	4,611,160	4,410,354
Total liabilities and stockholders’ equity	$5,887,596	$5,821,598

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	February 27, 2009	February 29, 2008
Revenue:
Products	$742,199	$851,962
Services and support	44,191	38,483
Total revenue	786,390	890,445
Total cost of revenue:
Products	58,918	59,805
Services and support	18,435	22,670
Total cost of revenue	77,353	82,475
Gross profit	709,037	807,970
Operating expenses:
Research and development	149,917	168,485
Sales and marketing	249,491	262,595
General and administrative	74,051	82,929
Restructuring charges	12,270	1,431
Amortization of purchased intangibles	15,392	17,099
Total operating expenses	501,121	532,539
Operating income	207,916	275,431
Non-operating income (expense):
Interest and other income, net	13,284	13,290
Interest expense	(792)	(1,809)
Investment gains (losses), net	(17,246)	8,732
Total non-operating income (expense), net	(4,754)	20,213
Income before income taxes	203,162	295,644
Provision for income taxes	46,727	76,265
Net income	$156,435	$219,379
Basic net income per share	$0.30	$0.39
Shares used in computing basic net income per share	524,268	561,113
Diluted net income per share	$0.30	$0.38
Shares used in computing diluted net income per share	527,830	571,259

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	February 27, 2009	February 29, 2008
Cash flows from operating activities:
Net income	$156,435	$219,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	68,740	69,202
Stock-based compensation	45,618	43,034
Deferred income taxes	26,518	35,844
Losses (gains) on investments	15,784	(9,493)
Retirements of property and equipment	3,157	99
Tax benefit from employee stock option plans	2,711	—
Provision for losses on trade receivables	2,701	(224)
Other non-cash items	1,567	1,716
Excess tax benefits from stock-based compensation	(84)	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Trade receivables	164,484	25,103
Prepaid expenses and other current assets	7,859	4,565
Trade payables	(14,424)	(2,906)
Accrued expenses	(53,098)	(16,733)
Accrued restructuring	(16,656)	274
Income taxes payable	4,465	24,090
Deferred revenue	(50,034)	5,350
Net cash provided by operating activities	365,743	399,300
Cash flows from investing activities:
Purchases of short-term investments	(435,171)	(224,645)
Maturities of short-term investments	137,900	197,379
Proceeds from sales of short-term investments	189,432	389,858
Purchases of property and equipment	(15,916)	(26,268)
Purchases of long-term investments and other assets	(9,201)	(14,400)
Proceeds from sale of long-term investments	1,394	6,847
Net cash (used for) provided by investing activities	(131,562)	328,771
Cash flows from financing activities:
Purchases of treasury stock	(13)	(1,150,022)
Proceeds from issuance of treasury stock	28,604	53,510
Excess tax benefits from stock-based compensation	84	—
Proceeds from borrowings under credit facility	—	450,000
Net cash provided by (used for) financing activities	28,675	(646,512)
Effect of foreign currency exchange rates on cash and cash equivalents	(381)	4,752
Net increase in cash and cash equivalents	262,475	86,311
Cash and cash equivalents at beginning of period	886,450	946,422
Cash and cash equivalents at end of period	$1,148,925	$1,032,733
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$4,631	$12,894
Cash paid for interest	$892	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended November 28, 2008 on file with the SEC.

There have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended November 28, 2008.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended February 27, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 28, 2008, that are of significance, or potential significance, to us.

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 140-4 and FASB Interpretation (“FIN”) FIN 46R-8 (“FSP 140-4 and FIN 46R-8”), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. FSP 140-4 and FIN 46R-8 was effective for us in the first quarter of fiscal 2009. However, no additional significant disclosures were required and the adoption did not impact our consolidated financial position, results of operations or cash flows.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4 (“FSP FAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Financial Accounting Standard (“SFAS”) No. 133 and FIN No. 45; and Clarification of the Effective Date of SFAS No. 161.”  FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  FSP FAS 133-1 and FIN 45-4 also amend FIN No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require additional disclosure about the current status of the payment/performance risk of a guarantee.  The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” We adopted the disclosures required by SFAS 161 in the first quarter of fiscal 2009. Since FSP FAS 133-1 and FIN 45-4 only required additional disclosures, the adoption did not impact our consolidated financial position, results of operations or cash flows.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.”  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. FSP 142-3 is effective for us beginning in the second quarter of fiscal 2009. Early adoption is prohibited.  Since this guidance will be applied prospectively, on adoption, there will be no impact to our current consolidated financial statements.

In March 2008, the FASB issued SFAS 161 which requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. We adopted SFAS 161 in the first quarter of fiscal 2009. Since SFAS 161 only required additional disclosure, the adoption did not impact our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. Effective November 29, 2008, we adopted SFAS 157 for all nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. Examples include goodwill, intangibles, and other long-lived assets. The adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

NOTE 2. FINANCIAL INSTRUMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale fixed income and equity securities, other equity securities and foreign currency derivatives. The fair value of these financial assets and liabilities was determined using the following inputs at February 27, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds and overnight deposits(1)	$1,025,810	$1,025,810	$—	$—
Fixed income available-for-sale securities(2)	1,263,366	—	1,263,366	—
Available-for-sale equity securities(3)	3,399	3,399	—	—
Investments of limited partnership(4)	33,192	279	—	32,913
Foreign currency derivatives(5)	29,009	—	29,009	—
Deferred compensation plan assets(4)
Money market funds	772	772	—	—
Equity and fixed income mutual funds	7,281	—	7,281	—
Subtotal for deferred compensation plan assets	8,053	772	7,281	—
Total	$2,362,829	$1,030,260	$1,299,656	$32,913
Liabilities:
Foreign currency derivatives(6)	965	—	965	—
Total	$965	$—	$965	$—

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

The fair value of these financial assets and liabilities was determined using the following inputs at November 28, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds and overnight deposits(1)	$722,742	$722,742	$—	$—
Fixed income available-for-sale securities(2)	1,175,732	—	1,175,732	—
Available-for-sale equity securities(3)	3,047	3,047	—	—
Investments of limited partnership(4)	39,004	251	—	38,753
Foreign currency derivatives(5)	49,848	—	49,848	—
Deferred compensation plan assets(4)
Money market funds	704	704	—	—
Equity and fixed income mutual funds	6,856	—	6,856	—
Subtotal for deferred compensation plan assets	7,560	704	6,856	—
Total	$1,997,933	$726,744	$1,232,436	$38,753
Liabilities:
Foreign currency derivatives(6)	1,739	—	1,739	—
Total	$1,739	$—	$1,739	$—
_________________________________________

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.

(2)	Included in either cash and cash equivalents or short-term investments on our condensed consolidated balance sheets.

(3)	Included in short-term investments on our condensed consolidated balance sheets.

(4)	Included in other assets on our condensed consolidated balance sheets.

(5)	Included in prepaid expenses and other assets on our condensed consolidated balance sheets.

(6)	Included in accrued expenses on our condensed consolidated balance sheets.

Fixed income available-for-sale securities include United States (“U.S.”) treasury securities, Agency or U.S. Government guaranteed securities (86% of total), corporate bonds (9% of total) and obligations of foreign governments and their agencies (5% of total).

The investments of limited partnership relate to our interest in Adobe Ventures IV L.P. (“Adobe Ventures”), which are consolidated in our condensed consolidated financial statements. The Level 1 investments of limited partnership relate to investments in publicly-traded companies and the Level 3 investments relate to investments in privately-held companies. These investments are remeasured at fair value each period with any gains or losses recognized in investment gains (losses), net in our condensed consolidated statements of income. We estimated fair value of the Level 3 investments by considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

A reconciliation of the beginning and ending balances for investments of limited partnership using significant unobservable inputs as of February 27, 2009 and November 28, 2008 was as follows (in thousands):

Balance as of November 28, 2008	$38,753
Purchases and sales of investments, net	(603)
Unrealized net investment losses included in earnings	(5,237)
Balance as of February 27, 2009	$32,913

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

Investment gains and losses of our limited partnership are included in our condensed consolidated statements of income as a component of investment gain (loss). See Note 4 for further information regarding our limited partnership interest in Adobe Ventures.

We also have direct investments in privately-held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment.  If we determine that an other-than-temporary impairment has occurred, we write-down the investment to its fair value. We estimated fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During the first quarter of 2009, we determined that certain of our cost method investments were other-than-temporarily impaired which resulted in a charge of $10.6 million included in investment gains (losses), net in the condensed consolidated statements of income.  The fair value of cost method investments that were impaired was estimated using Level 3 inputs.

In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. In Europe and Japan, transactions that are denominated in Euro and Yen are subject to exposure from movements in exchange rates. We may use foreign exchange option contracts or forward contracts to hedge operational (“cash flow”) exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business and accordingly, they are not speculative in nature.

We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income, net on our condensed consolidated statement of income at that time.

We also hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates.  These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded to interest and other income, net on our condensed consolidated statement of income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

The fair value of derivative instruments in our condensed consolidated balance sheets as of February 27, 2009 was as follows (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange option contracts	Prepaid expense and other assets	$25,213	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	3,796	Accrued expenses	(965)
Total derivatives		$29,009		$(965)

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of income for the three months ended February 27, 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized (1)	Gain (Loss) Reclassified (2)	Gain (Loss) Recognized (3)
Foreign exchange option contracts	$(5,450)	$20,476	$(1,632)
_________________________________________

(1)	Amount recognized in OCI (effective portion).

(2)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion) located in revenue.

(3)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) located in interest and other income, net.

The effect of derivative instruments not designated as hedges on our condensed consolidated statement of income for the three months ended February 27, 2009 was as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized (*)

Foreign exchange forward contracts	$(3,245)
_________________________________________

(*)	Amount of gain (loss) recognized in income located in interest and other income, net.

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Goodwill as of February 27, 2009 and November 28, 2008 was $2.132 billion and $2.135 billion, respectively. The change includes reductions in goodwill primarily related to the unrecognized tax benefits associated with the acquisition of Macromedia in addition to foreign currency translation adjustments.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

Purchased and other intangible assets subject to amortization as of February 27, 2009 were as follows (in thousands):

	Cost	Accumulated Amortization	Net
Purchased technology	$411,493	$(352,998)	$58,495
Localization	$28,655	$(14,851)	$13,804
Trademarks	130,925	(84,767)	46,158
Customer contracts and relationships	198,889	(136,255)	62,634
Other intangibles	800	(423)	377
Total other intangible assets	$359,269	$(236,296)	$122,973
Total purchased and other intangible assets	$770,762	$(589,294)	$181,468

Purchased and other intangible assets subject to amortization as of November 28, 2008 were as follows (in thousands):

	Cost	Accumulated Amortization	Net
Purchased technology	$411,408	$(338,608)	$72,800
Localization	$23,751	$(6,156)	$17,595
Trademarks	130,925	(78,181)	52,744
Customer contracts and relationships	198,891	(127,520)	71,371
Other intangibles	800	(350)	450
Total other intangible assets	$354,367	$(212,207)	$142,160
Total purchased and other intangible assets	$765,775	$(550,815)	$214,960

Amortization expense related to purchased and other intangible assets was $39.0 million and $49.5 million for the three months ended February 27, 2009 and February 29, 2008, respectively. Of these amounts, $23.6 million and $32.4 million was included in cost of sales for the three months ended February 27, 2009 and February 29, 2008, respectively.

Amortization expense decreased during the three months ended February 27, 2009 as compared to the three months ended February 29, 2008, due to a decrease in amortization expense associated with intangible assets purchased through the Macromedia acquisition.

Purchased and other intangible assets are amortized over their estimated useful lives of 1 to 13 years. As of February 27, 2009, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year	Purchased Technology	Other Intangible Assets
Remainder of 2009	$41,869	$59,306
2010	8,273	49,564
2011	4,966	11,917
2012	3,387	1,009
2013	—	789
Thereafter	—	388
Total expected amortization expense	$58,495	$122,973

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

NOTE 4. OTHER ASSETS

Other assets as of February 27, 2009 and November 28, 2008 consisted of the following (in thousands):

	2009	2008
Acquired rights to use technology	$88,572	$90,643
Investments	61,178	76,589
Security and other deposits	15,779	16,087
Deferred compensation plan assets	8,053	7,560
Prepaid royalties	7,646	9,026
Restricted cash	7,359	7,361
Prepaid land lease	3,176	3,185
Prepaid rent	2,251	2,658
Other	3,133	3,420
Total other assets	$197,147	$216,529

Included in investments are our indirect investments through our limited partnership interest in Adobe Ventures, which is consolidated in accordance with FIN No. 46R, a revision to FIN No. 46, “Consolidation of Variable Interest Entities.” The partnership is controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. See Note 2 for further information regarding Adobe Ventures.

Also included in investments are our direct investments in privately-held companies which are accounted for based on the cost method. We assess these investments for impairment in value as circumstances dictate.

 We entered into a Purchase and Sale Agreement, effective May 12, 2008, for the acquisition of real property located in Waltham, Massachusetts. We will purchase the property subject to completion of construction of an office building shell and core, parking structure and site improvements. The purchase price for the property will be $44.7 million. We made an initial deposit of $7.0 million which is included in security and other deposits. This deposit will be held in escrow until closing and then applied to the purchase price. Closing is expected to occur in May 2009 and the remaining balance is due at such time.

NOTE 5. ACCRUED EXPENSES

Accrued expenses as of February 27, 2009 and November 28, 2008 consisted of the following (in thousands):

	2009	2008
Accrued compensation and benefits	$133,817	$177,760
Taxes payable	15,579	21,760
Sales and marketing allowances	29,594	28,127
Other	166,687	172,322
Total accrued expenses	$345,677	$399,969

Other primarily includes general corporate accruals for corporate marketing programs, local and regional expenses, and technical support. Other is also comprised of deferred rent related to office locations with rent escalations, accrued royalties, foreign currency derivatives and accrued interest on the credit facility.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

NOTE 6. STOCK-BASED COMPENSATION

The assumptions used to value option grants during the three months ended February 27, 2009 and February 29, 2008 were as follows:

	2009	2008
Expected life (in years)	3.7 – 3.8	2.27 – 4.64
Volatility	50 – 57%	33 – 35%
Risk free interest rate	1.16 – 1.40%	2.37 – 3.35%

The expected term of employee stock purchase plan (“ESPP”) shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three months ended February 27, 2009 and February 29, 2008 were as follows:

	2009	2008
Expected life (in years)	0.5 – 2.0	0.5 – 2.0
Volatility	49 – 57%	30 – 31%
Risk free interest rate	0.27 – 0.88%	2.82 – 3.29%

Summary of Stock Options

Information regarding stock options outstanding at February 27, 2009 and February 29, 2008 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value* (millions)
2009
Options outstanding	42,773	$28.96	4.12	$18.8
Options vested and expected to vest	40,561	$28.90	4.00	$18.8
Options exercisable	27,635	$27.40	3.19	$18.8

2008
Options outstanding	50,247	$29.08	4.41	$313.2
Options vested and expected to vest	45,200	$28.33	4.23	$308.0
Options exercisable	30,625	$24.63	3.35	$294.7
_________________________________________

*
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of February 27, 2009 and February 29, 2008 were $16.70 and $33.65, respectively.

Summary of Restricted Stock Units

Restricted stock unit activity for the three months ended February 27, 2009 and February 29, 2008 was as follows (in thousands):

	2009	2008
Beginning balance	4,261	1,701
Awarded	2,979	2,395
Released	(814)	(292)
Forfeited	(157)	(36)
Ending balance	6,269	3,768

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

      Information regarding restricted stock units outstanding at February 27, 2009 and February 29, 2008 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value* (millions)
2009
Restricted stock units outstanding	6,269	2.13	$104.7
Restricted stock units vested and expected to vest	4,638	1.94	$77.4

2008
Restricted stock units outstanding	3,768	2.31	$126.8
Restricted stock units vested and expected to vest	2,567	2.11	$86.3
_________________________________________

*
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of February 27, 2009 and February 29, 2008 were $16.70 and $33.65, respectively.

Summary of Performance Shares

Effective January 26, 2009, the Executive Compensation Committee adopted the 2009 Performance Share Program (the “2009 Program”). The purpose of the 2009 Program is to align key management and senior leadership with stockholders’ interests and to retain key employees. The measurement period for the 2009 Program is our fiscal 2009 year. All members of our executive management and other key senior leaders are participating in the 2009 Program. Awards granted under the 2009 Program were granted in the form of performance shares pursuant to the terms of our 2003 Equity Incentive Plan. If pre-determined performance goals are met, shares of stock will be granted to the recipient, with 25% vesting on the later of the date of certification of achievement or the first anniversary date of the grant, and the remaining 75% vesting evenly on the following three annual anniversary dates of the grant, contingent upon the recipient’s continued service to Adobe. Participants in the 2009 Program have the ability to receive up to 115% of the target number of shares originally granted.

The following table sets forth the summary of performance share activity under our 2009 Program for the three months ended February 27, 2009 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning balance	—	—
Awarded	533	613
Forfeited	—	—
Ending balance	533	613

In the first quarter of fiscal 2009, the Executive Compensation Committee certified the actual performance achievement of participants in the 2008 Performance Share Program (the “2008 Program”). Based upon the achievement of goals outlined in the 2008 Program, participants had the ability to receive up to 200% of the target number of shares originally granted. Actual performance resulted in participants achieving approximately 124% of target or approximately 1.0 million shares for the 2008 Program. Shares under the 2008 Program vested 25% in the first quarter of fiscal 2009, and the remaining 75% vest evenly on the following three annual anniversary dates of the grant, contingent upon the recipient’s continued service to Adobe.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

The following table sets forth the summary of performance share activity under our 2007 and 2008 programs, based upon share awards actually achieved, for the three months ended February 27, 2009 and February 29, 2008 (in thousands):

	2009	2008
Beginning balance	383	—
Achieved	1,022	717
Released	(354)	(189)
Forfeited	(6)	(24)
Ending balance	1,045	504

Information regarding performance shares outstanding at February 27, 2009 and February 29, 2008 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value* (millions)
2009
Performance shares outstanding	1,045	1.76	$17.5
Performance shares vested and expected to vest	811	1.67	$13.5

2008
Performance shares units outstanding	504	1.88	$17.0
Performance shares vested and expected to vest	330	1.77	$11.0
_________________________________________

*
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of February 27, 2009 and February 29, 2008 were $16.70 and $33.65, respectively.

Compensation Costs

As of February 27, 2009, there was $296.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

Total stock-based compensation costs that have been included in our condensed consolidated statements of income for the three months ended February 27, 2009 and February 29, 2008 were as follows (in thousands):

	2009		2008
Income Statement Classifications	Option Grants and Stock Purchase Rights (1)	Restricted Stock and Performance Share Awards (1) (2)	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—services and support	$(91)	$194	$804	$40
Research and development	14,132	8,444	14,926	3,396
Sales and marketing	8,867	5,237	10,907	3,541
General and administrative	6,188	2,866	5,942	3,478
Total	$29,096	$16,741	$32,579	$10,455
_________________________________________
(1)
For the three months ended February 27, 2009, we recorded $0.2 million associated with cash recoveries of fringe benefit tax from employees in India. For the three months ended February 29, 2008 there were no amounts associated with cash recoveries of fringe benefit tax from employees in India.

(2)
For the three months ended February 27, 2009, we recorded $0.4 million associated with the performance shares awarded under the 2009 Program. These shares are liability–classified for financial statement purposes until the metrics under the program have been achieved.

NOTE 7. EMPLOYEE BENEFIT PLAN

Deferred Compensation Plan

As of February 27, 2009 and November 28, 2008, the invested amounts under our Deferred Compensation Plan totaled $8.1 million and $7.6 million, respectively, and are recorded as long-term other assets on our condensed consolidated balance sheets. As of February 27, 2009 and November 28, 2008, we recorded $8.1 million and $7.6 million, respectively, as a long-term liability to recognize undistributed deferred compensation due to employees.

NOTE 8. RESTRUCTURING CHARGES

Fiscal 2008 Restructuring Charges

In the fourth quarter of fiscal 2008, we initiated a restructuring program, consisting of reductions in workforce of approximately 560 full-time positions globally and the consolidation of facilities, in order to reduce our operating costs and focus our resources on key strategic priorities. In connection with this restructuring program, we recorded restructuring charges in the fourth quarter of fiscal 2008 totaling $29.2 million related to termination benefits for the elimination of approximately 460 of the 560 full-time positions globally. Charges associated with these ongoing termination benefits were recorded in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” As of November 28, 2008, $0.4 million was paid.

In the first quarter of fiscal 2009, we continued to implement restructuring activities under this program. We vacated approximately 89,000 square feet of research and development and sales facilities in the U.S., the United Kingdom and Canada.  In accordance with SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” we accrued $8.5 million for the fair value of our future contractual obligations under the operating lease using our credit-adjusted risk-free interest rate, estimated at approximately 6% as of the date we ceased to use the leased property. This amount is net of estimated sublease income. We also recorded charges of $3.4 million for termination benefits for the elimination of approximately 43 of the remaining 100 full-time positions expected to be terminated.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

The following table sets forth a summary of Adobe restructuring activities during the three months ended February 27, 2009 (in thousands):

	November 28, 2008	Costs Incurred	Cash Payments	Other Adjustments	February 27, 2009	Total Costs Incurred to Date	Total Costs Expected to be Incurred
Termination benefits	$28,759	$3,394	$(24,481)	$102	$7,774	$24,928	$32,702
Cost of closing redundant facilities	—	8,514	(2,684)	8	5,838	2,684	8,522
Total	$28,759	$11,908	$(27,165)	$110	$13,612	$27,612	$41,224

Accrued restructuring charges of $13.6 million at February 27, 2009 include $11.1 million recorded in accrued restructuring, current and $2.5 million related to long-term facilities obligations recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets. We expect to pay substantially all of the accrued termination benefits during the remainder of fiscal 2009. We expect to pay facilities-related liabilities through fiscal 2013.

Included in the other adjustments column is a foreign currency translation adjustment of $0.1 million offset by a small change to previous estimates.

Macromedia Merger Restructuring Charges

We completed our acquisition of Macromedia on December 3, 2005. In connection with this acquisition, we initiated plans to restructure both the pre-merger operations of Adobe and Macromedia to eliminate certain duplicative activities, focus our resources on future growth opportunities and reduce our cost structure. In connection with the worldwide restructuring plan, we recognized costs related to termination benefits for employee positions that were eliminated and for the closure of duplicative facilities. We also recognized costs related to the cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Macromedia.  Costs for termination benefits and contract terminations were completed during fiscal 2007.  Total costs incurred were $27.0 million and $3.2 million, respectively.

The following table sets forth a summary of Macromedia restructuring activities during the three months ended February 27, 2009 (in thousands):

	November 28, 2008	Cash Payments	Other Adjustments	February 27, 2009	Total Costs Incurred to Date	Total Costs Expected to be Incurred
Cost of closing redundant facilities	$12,168	$(1,753)	$351	$10,766	$31,901	$42,667
Other	977	(8)	—	969	1,387	2,356
Total	$13,145	$(1,761)	$351	$11,735	$33,288	$45,023

Accrued restructuring charges of $11.7 million at February 27, 2009 include $7.2 million recorded in accrued restructuring, current and $4.5 million related to long-term facilities obligations recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets. We expect to pay these liabilities through fiscal 2011. At November 28, 2008, accrued restructuring charges of $13.1 million included $6.9 million recorded in accrued restructuring, current and $6.2 million related to long-term facilities obligations recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets.

Included in the other adjustments column is a change to previous estimates of $0.4 million offset by a small foreign currency translation adjustment.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

NOTE 9.  STOCKHOLDERS’ EQUITY

Stock Repurchase Program I

To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and also enter into structured repurchases with third parties.

We did not enter into any new structured repurchase agreements during the three months ended February 27, 2009. During the three months ended February 29, 2008, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $150.0 million. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended February 27, 2009, we repurchased approximately 5.0 million shares at an average price of $22.79 through structured repurchase agreements entered into during fiscal 2008. During the three months ended February 29, 2008, we repurchased 6.7 million shares at an average price of $36.78 through structured repurchase agreements which included prepayments from fiscal 2007.

As of February 27, 2009 and November 28, 2008, the prepayments were classified as treasury stock on our balance sheets at the payment date, though only shares physically delivered to us by February 27, 2009 are excluded from the denominator in the computation of earnings per share. As of February 27, 2009 and February 29, 2008, approximately $19.7 million and $325.8 million, respectively, of up-front payments remained under the agreements. All outstanding structured repurchase agreements as of February 27, 2009 under this program expired on March 19, 2009.

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

During the first quarter of fiscal 2008, we provided prepayments of $1.0 billion and repurchased 26.6 million shares through structured share repurchase agreements at an average price of $37.56. As of February 29, 2008, approximately $133.3 million of up-front payments remained under these agreements and were utilized during the remainder of fiscal 2008.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

NOTE 10.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of other comprehensive income (loss) for the three months ended February 27, 2009 and February 29, 2008 (in thousands):

	2009	2008
Net income	$156,435	$219,379
Other comprehensive income (loss):
Unrealized (losses) on derivative instruments	(5,450)	(31)
Reclassification adjustment for gains (losses) on derivative instruments recognized during the period	(20,476)	—
Unrealized (losses) on available-for-sale securities, net of taxes	(1,969)	(3,079)
Reclassification adjustment for gains on available-for-sale securities recognized during the period	(1,310)	—
Foreign currency translation adjustments	(2,922)	1,378
Other comprehensive loss	(32,127)	(1,732)
Total other comprehensive income, net of taxes	$124,308	$217,647

NOTE 11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three months ended February 27, 2009 and February 29, 2008 (in thousands, except per share data):

	2009	2008
Net income	$156,435	$219,379
Shares used to compute basic net income per share	524,268	561,113
Dilutive potential common shares:
Unvested restricted stock and performance share awards	854	680
Stock options	2,708	9,466
Shares used to compute diluted net income per share	527,830	571,259
Basic net income per share	$0.30	$0.39
Diluted net income per share	$0.30	$0.38

For the three months ended February 27, 2009, options to purchase approximately 32.2 million shares of common stock with exercise prices greater than the average fair market value of our stock of $20.98 were not included in the   calculation because the effect would have been anti-dilutive. Comparatively, for the three months ended February 29, 2008, options to purchase approximately 15.5 million shares of common stock with exercise prices greater than the average fair market value of our stock of $38.22 were not included in the calculation because the effect would have been anti-dilutive.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.

In August 2004, we extended the lease agreement for our East and West Towers for an additional five years with an option to extend for an additional five years solely at our election. In March 2007, the Almaden Tower lease was extended for five years, with a renewal option for an additional five years solely at our election. As part of the lease extensions, we purchased the lease receivable from the lessor of the East and West Towers for $126.8 million and a portion of the lease receivable from the lessor of the Almaden Tower for $80.4 million, both of which are recorded as investments in lease receivables on our condensed consolidated balance sheets. This purchase may be credited against the residual value guarantee if we purchase the properties or will be repaid from the sale proceeds if the properties are sold to third parties. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at any time during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively.

These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. As of February 27, 2009, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, the buildings and the related obligations are not included on our condensed consolidated balance sheets. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term, purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002 must be recognized as a liability on our condensed consolidated balance sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of February 27, 2009 and November 28, 2008, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $2.2 million and $2.6 million, respectively.

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

 (Unaudited)

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

From time to time, Adobe is subject to legal proceedings, claims and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. We believe that we have valid defenses with respect to the legal matters pending against Adobe; however, litigation is inherently unpredictable and it is possible that our consolidated financial position, cash flows or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims or investigations.

NOTE 13.  CREDIT AGREEMENT

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

The facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. At the Company’s option, borrowings under the facility accrue interest based on either the London interbank offered rate (“LIBOR”) for one, two, three or six months, or longer periods with bank consent, plus a margin according to a pricing grid tied to this financial covenant, or a base rate. The margin is set at rates between 0.20% and 0.475%. Commitment fees are payable on the facility at rates between 0.05% and 0.15% per year based on the same pricing grid. The facility is available to provide loans to us and certain of our subsidiaries for general corporate purposes. As of both February 27, 2009 and November 28, 2008, the amount outstanding under the credit facility was $350.0 million, which is included in long-term liabilities on our condensed consolidated balance sheets. As of February 27, 2009, we were in compliance with all of the covenants.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

NOTE 14.  NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense) for the three months ended February 27, 2009 and February 29, 2008 included the following (in thousands):

	2009	2008
Interest and other income, net:
Interest income	$11,118	$17,511
Foreign exchange gains (losses)	634	(4,700)
Realized gains on fixed income investment	1,311	—
Other, net	221	479
Interest and other income, net	$13,284	$13,290
Interest expense	$(792)	$(1,809)
Investment gains (losses), net:
Realized investment gains	$103	$5,397
Unrealized investment gains	124	3,914
Realized investment losses	(1,295)	(383)
Unrealized investment losses	(16,178)	(196)
Investment (losses) gains, net	$(17,246)	$8,732
Total non-operating income (expense), net	$(4,754)	$20,213

NOTE 15.  SEGMENTS

We have the following reportable segments: Creative Solutions, Knowledge Worker, Enterprise, Platform and Print and Publishing. Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers. The Knowledge Worker segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains revenue generated by Acrobat Connect and our Acrobat family of products. Our Enterprise segment provides server-based enterprise interaction solutions that automate people-centric processes and contains revenue generated by our LiveCycle line of products. The Platform segment includes client and developer technologies, such as Adobe Flash Player, Adobe Flash Lite, Adobe AIR, Adobe Flex and Adobe Flex Builder, and also encompasses products and technologies created and managed in other Adobe segments. Finally, the Print and Publishing segment addresses market opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and original equipment manufacturer (“OEM”) printing businesses.

Effective in the first quarter of fiscal 2009, our former Mobile and Devices Solutions segment, was integrated into our Platform business unit to better align our engineering and marketing efforts and will be reported as part of the Platform segment.  Prior year information in the table below has been reclassified to reflect the integration of these business units.

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

Our chief operating decision maker reviews revenue and gross margin information for each of our reportable segments. Operating expenses are not reviewed on a segment by segment basis. In addition, with the exception of goodwill and intangible assets, we do not identify or allocate our assets by the reportable segments.

(in thousands)	Creative Solutions	Knowledge Worker	Enterprise	Platform*	Print and Publishing	Total
Three months ended February 27, 2009
Revenue	$460,728	$163,130	$63,855	$52,299	$46,378	$786,390
Cost of revenue	42,750	9,921	13,341	6,056	5,285	77,353
Gross profit	$417,978	$153,209	$50,514	$46,243	$41,093	$709,037
Gross profit as a percentage of revenue	91%	94%	79%	88%	89%	90%
Three months ended February 29, 2008
Revenue	$543,475	$195,535	$54,164	$43,344	$53,927	$890,445
Cost of revenue	36,048	11,681	16,991	9,964	7,791	82,475
Gross profit	$507,427	$183,854	$37,173	$33,380	$46,136	$807,970
Gross profit as a percentage of revenue	93%	94%	69%	77%	86%	91%
_________________________________________
*
Platform revenue includes revenue related to our Mobile client products of $26.1 million and $15.2 million for the three months ended February 27, 2009 and February 29, 2008, respectively, or 50% and 35% of Platform revenues, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion (unaudited and presented in millions, except share and per share amounts) should be read in conjunction with the condensed consolidated financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including the Annual Report on Form 10-K for fiscal 2008. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,”  “targets,” “estimates,” “looks for,” “looks to” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

OPERATIONS OVERVIEW

Effective in the first quarter of fiscal 2009, our former Mobile and Devices Solutions segment, which was integrated into our Platform business unit to better align our engineering and marketing efforts, will be reported as part of the Platform segment. Prior year information has been updated to reflect the integration of these business units.

During the first quarter of fiscal 2009, our worldwide business continued to be impacted by the global financial crisis and the general macro economic environment.  End-user demand for most of our products, including our Adobe Creative Suite family of products and our Adobe Acrobat family of products, was weaker than expected in the quarter and contributed to revenue results that were below our expectations for the quarter.  Despite the revenue weakness, we were able to proactively manage our expenses to deliver earnings per share and profit margin results within the target ranges we publicly provided at the outset of the quarter.

In our Creative Solutions segment, revenue for our CS4 family of products, which began shipping in our fourth quarter of fiscal 2008, lags the revenue achieved for the equivalent CS3 products for the comparable period of time by more than 20%. We attribute this weakness to the economic conditions affecting the business of our creative professional customers, as well as job losses in the creative marketplace.  Based on economic predictions and market trends such as ad spending, we do not expect the market environment for creative products to improve in the near term.

Our Knowledge Worker segment experienced a slow down in demand year-over-year, resulting in revenue below our expectations in the first quarter.  We attribute this weakness to a slow down in corporate spending, as well as job losses in the markets we target with our Acrobat family of products, and we do not expect the market environment to improve in the near term.

In our Enterprise segment, despite the slow down in corporate spending, we achieved 18% year-over-year growth.  We attribute this success to our focus on delivering innovative products and solutions for our enterprise customers that helps them reduce costs and improve customer service. Currently, we do not anticipate any significant deterioration associated with corporate spending that may affect this segment.

Our Platform segment revenue achieved 21% year-over-year growth due to increased revenue for licensing of our Flash Lite client technologies by mobile handset OEMs and consumer electronic device manufacturers. We expect the May 1, 2008 announcement of the Open Screen Project (“OSP”) to substantially reduce our mobile and device revenue this fiscal year due to the removal of licensing fees on the next major releases of our Adobe Flash Platform technologies. We negotiated new contracts with a few OEMs during the first quarter of fiscal 2009 to help bridge their distribution abilities for existing solutions until newer, free versions based on the OSP are available for them to ship towards the end of the fiscal year.  Platform segment revenue also grew year-over-year due to an increase in revenue generated through OEM relationships with companies  in which we include their technologies as part of the download offerings of our client technologies such as Adobe Reader, Adobe Flash Player and Adobe Shockwave Player.

Product revenues reported in our Print and Publishing business segment were also affected by end-user demand weakness because of economic conditions, and declined by 14% year-over-year. We expect end-user demand weakness to continue in the near term.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended February 27, 2009 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 28, 2008.

RESULTS OF OPERATIONS

Revenue for the Three Months Ended February 27, 2009 and February 29, 2008 (in millions)

	2009	2008
Product	$742.2	$852.0
Percentage of total revenue	94%	96%
Services and support	44.2	38.4
Percentage of total revenue	6%	4%
Total revenue	$786.4	$890.4

As described in Note 15 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Creative Solutions, Knowledge Worker, Enterprise, Platform and Print and Publishing.

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

Segment Information (in millions)

	2009	2008	Percent Change
Creative Solutions	$460.7	$543.5	(15)%
Percentage of total revenue	59%	61%
Knowledge Worker	163.1	195.5	(17)%
Percentage of total revenue	21%	22%
Enterprise	63.9	54.2	18%
Percentage of total revenue	8%	6%
Platform	52.3	43.3	21%
Percentage of total revenue	7%	5%
Print and Publishing	46.4	53.9	(14)%
Percentage of total revenue	5%	6%
Total revenue	$786.4	$890.4	(12)%

Revenue from Creative Solutions decreased $82.8 million during the three months ended February 27, 2009 as compared to the three months ended February 29, 2008.  This year-over-year decrease was driven largely by a 17% decline in Creative Suites related revenue and a decline of 12% in Photoshop revenue. Also contributing to the decrease was an overall decline in the number of units licensed. Unit average selling prices remained relatively stable.

Revenue from Knowledge Worker decreased $32.4 million during the three months ended February 27, 2009, compared to the three months ended February 29, 2008, primarily due to a decrease in revenue from our Acrobat family of products. We attribute the decline in revenue to lower volume licensing through our licensing programs by our enterprise customers, as well as a decrease in the number of units licensed through our shrinkwrap distribution channel. This lower demand was offset in part by an increase in overall unit average selling prices for the three months ended February 27, 2009 as compared to the three months ended February 29, 2008.

Revenue from Enterprise increased $9.7 million during the three months ended February 27, 2009, compared to the three months ended February 29, 2008. The increase was primarily due to an increase in average transaction size, offset in part by a decrease in the number of enterprise solution transactions during the three months ended February 27, 2009 compared with the corresponding period in the prior fiscal year.

Revenue from Platform increased $9.0 million during the three months ended February 27, 2009, compared to the three months ended February 29, 2008. The increase was primarily due to increased revenue from our Mobile Client products.

Revenue from Print and Publishing decreased $7.5 million during the three months ended February 27, 2009, compared to the three months ended February 29, 2008. The decrease resulted principally from a slight decline in revenue associated with our legacy products.

Geographical Information (in millions)

	2009	2008	Percent Change
Americas	$326.1	$396.9	(18)%
Percentage of total revenue	41%	45%
EMEA	277.5	323.9	(14)%
Percentage of total revenue	35%	36%
Asia	182.8	169.6	8%
Percentage of total revenue	24%	19%
Total revenue	$786.4	$890.4	(12)%

Overall revenue for the three months ended February 27, 2009 decreased when compared to the three months ended February 29, 2008 primarily due to a reduction in the adoption and licensing of our CS4 and Acrobat families of products.

Success with our LiveCycle business and a year-over-year increase in OEM licensing of our Mobile Client products offset part of the decline in the other businesses.

Revenue in the Americas decreased $70.8 million during the three months ended February 27, 2009, compared to the three months ended February 29, 2008, due primarily to weaker demand with our creative and knowledge worker products.  Continued success with our LiveCycle enterprise business helped to offset some of this weakness.

Revenue in EMEA decreased $46.4 million during the three months ended February 27, 2009, compared to the three months ended February 29, 2008, due primarily to weaker demand with our creative and knowledge worker products, similar to the impact noted in the Americas.

Revenue in Asia increased $13.2 million during the three months ended February 27, 2009 compared to the three months ended February 29, 2008, due primarily to the timing of the release of new product versions of our CS4 family of products.

Included in the overall decrease in revenue were impacts associated with foreign currency. Revenue in EMEA measured in U.S. dollars decreased approximately $22.9 million, due to the strength of the U.S. dollar against the Euro, during the three months ended February 27, 2009, over the same reporting period last year. Although the U.S. dollar strengthened significantly against the Euro year-over-year, during the three months ended February 27, 2009, we were able to mitigate all but $2.5 million of this impact to our reported revenue with our currency hedging program which resulted in hedging gains of $20.4 million. Revenue in Asia measured in U.S. dollars was favorably impacted by approximately $14.9 million due to the strength of the Yen against the U.S. dollar during the three months ended February 27, 2009, over the same reporting period last year.

Product Backlog

The actual amount of product backlog at any particular time may not be a meaningful indicator of future business prospects. Backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy.  We had minimal backlog at the end of both the first quarter of fiscal 2009 and the fourth quarter of fiscal 2008.

Cost of Revenue for the Three Months Ended February 27, 2009 and February 29, 2008 (in millions)

	2009	2008	Percent Change
Product	$58.9	$59.8	(2)%
Percentage of total revenue	7%	7%
Services and support	18.5	22.7	(19)%
Percentage of total revenue	2%	3%
Total cost of revenue	$77.4	$82.5	(6)%

Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue increased (decreased) due to the following:

Percent Change 2008 to 2009 QTD
Hosted services	6%
Excess and obsolete inventory	5
Amortization of acquired rights to use technology	3
Localization costs related to our product launches	(2)
Amortization of purchased intangibles	(13)
Various individually insignificant items	(1)
Total change	(2)%

The increase in hosted service costs was primarily related to the amortization of capitalized infrastructure costs for the three months ended February 27, 2009 as compared to the three months ended February 29, 2008.

The increase in excess and obsolete inventory was primarily related to certain localized languages of our CS3 products, which became obsolete and were disposed of.

Amortization expense decreased during the three months ended February 27, 2009 as compared to the three months ended February 29, 2008, due to a decrease in amortization expense primarily associated with intangible assets purchased through the Macromedia acquisition.

Services and Support

Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.

Cost of services and support revenue decreased during the three months ended February 27, 2009 as compared to the three months ended February 29, 2008, primarily due to decreases in compensation and related benefits driven by reduced headcount.

Operating Expenses for the Three Months Ended February 27, 2009 and February 29, 2008

Research and Development, Sales and Marketing and General and Administrative Expenses

Compensation costs decreased for the three months ended February 27, 2009 primarily due to lower profit sharing and employee bonuses based on company performance to date, when compared to the three months ended February 29, 2008.

Research and Development (in millions)

	2009	2008	Percent Change
Expenses	$149.9	$168.5	(11)%
Percentage of total revenue	19%	19%

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses decreased due to the following:

Percent Change 2008 to 2009 QTD
Compensation associated with incentive compensation and stock-based compensation	(6)%
Various individually insignificant items	(5)
Total change	(11)%

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

Sales and Marketing (in millions)

	2009	2008	Percent Change
Expenses	$249.5	$262.6	(5)%
Percentage of total revenue	32%	29%

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

Sales and marketing expenses increased (decreased) due to the following:

Percent Change 2008 to 2009 QTD
Marketing spending related to product launches and overall marketing efforts to further increase revenue	3%
Compensation associated with incentive compensation and stock-based compensation	(6)
Various individually insignificant items	(2)
Total change	(5)%

General and Administrative (in millions)

	2009	2008	Percent Change
Expenses	$74.1	$82.9	(11)%
Percentage of total revenue	9%	9%

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

General and administrative expenses increased (decreased) due to the following:

Percent Change 2008 to 2009 QTD
Provision for bad debts	4%
Professional and consulting fees	3
Compensation associated with incentive compensation and stock-based compensation	(8)
Charitable contributions	(12)
Various individually insignificant items	2
Total change	(11)%

The decrease in charitable contributions reflects a change in the timing of contributions to the Adobe Foundation.

Restructuring Charges (in millions)

	2009	2008	Percent Change
Expenses	$12.3	$1.4	*
Percentage of total revenue	2%	*
_________________________________________

*	Percentage is not meaningful.

In the fourth quarter of fiscal 2008, we initiated a restructuring program, consisting of reductions in workforce of approximately 560 full-time positions globally and the consolidation of facilities, in order to reduce our operating costs and focus our resources on key strategic priorities. In connection with this restructuring program, we recorded restructuring charges totaling $29.2 million related to termination benefits for the elimination of approximately 460 of these full-time positions globally. As of November 28, 2008, $0.4 million was paid.

In the first quarter of fiscal 2009, we continued to implement restructuring activities under this program. We vacated approximately 89,000 square feet of research and development and sales facilities in the U.S., the United Kingdom and Canada.  In accordance with SFAS 146, we accrued $8.5 million for the fair value of our future contractual obligations under the operating lease using our credit-adjusted risk-free interest rate, estimated at approximately 6% as of the date we ceased to use the leased property. This amount is net of the fair value of future estimated sublease income of approximately $2.6 million. We also recorded charges of $3.4 million for termination benefits for the elimination of approximately 43 of the remaining 100 full-time positions expected to be terminated.

As of February 27, 2009, accrued restructuring charges related to the 2008 restructuring program and the Macromedia acquisition totaled $13.6 million and $11.7 million, respectively. We expect to pay these liabilities through fiscal 2013 and fiscal 2011, respectively.

Amortization of Purchased Intangibles (in millions)

	2009	2008	Percent Change
Expenses	$15.4	$17.1	(10)%
Percentage of total revenue	2%	2%

Amortization expense decreased during the three months ended February 27, 2009 as compared to the three months ended February 29, 2008, due to a decrease in amortization expense associated with intangible assets purchased through the Macromedia acquisition.

Non-Operating Income (Expense) for the Three Months Ended February 27, 2009 and February 29, 2008 (in millions)

	2009	2008	Percent Change
Interest and other income, net	$13.3	$13.3	—%
Percentage of total revenue	2%	1%
Interest expense	(0.8)	(1.8)	56%
Percentage of total revenue	*	*
Investment gain (loss), net	(17.3)	8.7	(299)%
Percentage of total revenue	(2)%	1%
Total non-operating income (expense), net	$(4.8)	$20.2	(124)%
_________________________________________

*	Percentage is not meaningful.

Interest and Other Income, net

Interest and other income, net, consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income, net also includes foreign exchange gains and losses, including those from hedging revenue transactions primarily denominated in Japanese Yen and Euro currencies.

Interest and other income, net, was consistent during the three months ended February 27, 2009 as compared to the three months ended February 29, 2008.

Interest Expense

Interest expense for the three months ended February 27, 2009, primarily represents interest associated with our credit facility. The outstanding balance as of February 27, 2009 was $350.0 million. Interest due under the credit facility is paid upon expiration of the LIBOR contract or at a minimum, quarterly. The decline in interest expense was primarily due to lower interest rates.

Investment Gain (Loss), net

Investment gain (loss), net, consist principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities, unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities), and gains and losses of Adobe Ventures. Our investment losses for the three months ended February 27, 2009 were primarily due to unrealized losses related to our Adobe Ventures and direct investments as compared to the three months ended February 29, 2008.

Provision for Income Taxes for the Three Months Ended February 27, 2009 and February 29, 2008 (in millions)

	2009	2008	Percent Change
Provision	$46.7	$76.3	(39)%
Percentage of total revenue	6%	9%
Effective tax rate	23%	26%

Our effective tax rate decreased approximately three percentage points during the three months ended February 27, 2009 as compared to the three months ended February 29, 2008.  The decrease was primarily related to the availability of the U.S. research and development credit during fiscal year 2009, which was not in effect during fiscal year 2008 until Adobe's fourth quarter, and stronger forecasted international profits for fiscal 2009.

Summary of FIN 48

Under FIN No. 48 “Accounting for Uncertainty in Income Taxes an Interpretation of SFAS No. 109” (“FIN 48”), the gross liability for unrecognized tax benefits at February 27, 2009 was $140.8 million, exclusive of interest and penalties. If the total unrecognized tax benefits at February 27, 2009 were recognized in the future, the following amounts, net of an estimated $13.0 million federal benefit related to deducting certain payments on future tax returns, would result: $57.4 million of unrecognized tax benefits would decrease the effective tax rate and $70.3 million would decrease goodwill.

As of February 27, 2009, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $15.1 million.

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

The timing of the resolution of income tax examinations is highly uncertain and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues in the IRS and other examinations could be resolved within the next 12 months, based upon the current facts and circumstances, we cannot estimate the timing of such resolution or range of potential changes as it relates to the unrecognized tax benefits that are recorded as part of our financial statements. We do not expect any material settlements in the next twelve months but it is inherently uncertain to determine.

LIQUIDITY AND CAPITAL RESOURCES

This data should be read in conjunction with our condensed consolidated statements of cash flows.

(in millions)	February 27, 2009	November 28, 2008
Cash, cash equivalents and short-term investments	$2,383.7	$2,019.2
Working capital	$2,232.1	$1,972.5
Stockholders’ equity	$4,611.2	$4,410.4

Summary of our cash flows (in millions):

	February 27, 2009	February 29, 2008
Net cash provided by operating activities	$365.7	$399.3
Net cash (used for) provided by investing activities	(131.5)	328.8
Net cash provided by (used for) financing activities	28.7	(646.5)
Effect of foreign currency exchange rates on cash and cash equivalents	(0.4)	4.7
Net increase in cash and cash equivalents	$262.5	$86.3

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll related expenses; general operating expenses including marketing, travel and office rent; and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and participation in the ESPP.

Cash Flows from Operating Activities

Net cash provided by operating activities of $365.7 million for the three months ended February 27, 2009, was primarily comprised of net income plus the net effect of non-cash expenses. The primary working capital sources of cash were net income coupled with decreases in trade receivables, prepaid expenses and other current assets, and an increase in income taxes payable. Trade receivables decreased primarily from CS4 revenue that was shipped in the latter half of the fourth quarter of fiscal 2008 and collected during the first quarter of fiscal 2009.

The primary working capital uses of cash were decreases in accrued expenses, deferred revenue, accrued restructuring and trade payables. Accrued expenses decreased primarily due to payments for employee bonuses and commissions related to fiscal 2008 and a reduction in the employee stock purchase accrual resulting from the December 2008 ESPP purchase, offset in part by increases in accrued payroll taxes. Decreases in deferred revenue related primarily to deferred revenue that was recognized in the first quarter of fiscal 2009 related to our free of charge upgrades for CS4 and Adobe Photoshop Lightroom products as well as declines in maintenance and support orders. Accrued restructuring decreased primarily due to payments related to the 2008 restructuring program that was initiated in the fourth quarter of fiscal 2008, offset in part by new charges.

Cash Flows from Investing Activities

Net cash from investing activities changed from cash provided for the three months ended February 29, 2008 of $328.8 million to cash used for the three months ended February 27, 2009 of $131.5 million primarily due to increases in purchases of short-term investments, offset in part by decreases in maturities and sales of short-term investments. The proceeds from the short-term investments during the three months ended February 29, 2008 were greater than those in the corresponding period of fiscal 2009 as we liquidated certain investments in the first quarter of fiscal 2008 to fund the repurchase of our stock under our structured repurchase program.

Other uses of cash during the three months ended February 27, 2009 represented purchases of property and equipment and long-term investments and other assets, offset in part by proceeds from the sale of equity securities.

Cash Flows from Financing Activities

Net cash from financing activities changed from cash used for the three months ended February 29, 2008 of $646.5 million to cash provided for the three months ended February 27, 2009 of $28.7 million primarily due to minimal activity for treasury stock purchases during the three months ended February 27, 2009. (See the sections titled “Stock Repurchase Program I” and “Stock Repurchase Program II” discussed below).

We expect to continue our investing activities, including short-term and long-term investments, venture capital, facilities expansion and purchases of computer systems for research and development, sales and marketing, product support and administrative staff. Furthermore, cash reserves may be used to repurchase stock under our stock repurchase programs and to strategically acquire software companies, products or technologies that are complementary to our business.

In the fourth quarter of fiscal 2008, we initiated a restructuring program consisting of reductions in workforce of approximately 560 full-time positions globally and the consolidation of facilities, in order to reduce our operating costs and focus our resources on key strategic priorities. In connection with this restructuring program, we recorded restructuring charges totaling $29.2 million related to termination benefits for the elimination of approximately 460 of these full-time positions globally. As of November 28, 2008, $0.4 million was paid.

In the first quarter of fiscal 2009, we continued to implement restructuring activities under this restructuring program. We vacated approximately 89,000 square feet of research and development and sales facilities in the U.S., the United Kingdom and Canada.  In accordance with SFAS 146, we accrued $8.5 million for the fair value of our future contractual obligations under the operating lease using our credit-adjusted risk-free interest rate, estimated at approximately 6% as of the date we ceased to use the leased property. This amount is net of estimated sublease income. We also recorded charges of $3.4 million for termination benefits for the elimination of approximately 43 of the remaining 100 full-time positions expected to be terminated. We expect to pay substantially all of the accrued termination benefits during the remainder of fiscal 2009 and the facilities-related liabilities through fiscal 2013.

    Our existing cash, cash equivalents and investment balances may decline in fiscal 2009 in the event of a further weakening of the economy or changes in our planned cash outlay. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Our existing credit facility is currently $1.0 billion of which we have borrowed $350.0 million. The purpose of the credit facility is to provide backup liquidity for general corporate purposes including stock repurchases.

We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 59% of our consolidated invested balances during the first quarter of fiscal 2009. Within the U.S., the portfolio is invested primarily in money market funds for working capital purposes. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury securities.

Stock Repurchase Program I

During the three months ended February 27, 2009, we repurchased approximately 5.0 million shares at an average price per share of $22.79 through structured repurchase agreements entered into during fiscal 2008. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

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

Refer to Part II, Item 2 in this report for share repurchases during the quarter ended February 27, 2009.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of February 27, 2009 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 12 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

Financial Covenants

Two of our lease agreements and our credit agreement are subject to financial covenants. As of February 27, 2009, we were in compliance with all of our financial covenants and we expect to remain in compliance during the next 12 months. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002 must be recognized as a liability on our condensed consolidated balance sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of February 27, 2009, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $2.2 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no significant changes in our market risk exposures for the three months ended February 27, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of February 27, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended February 27, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 12 “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements regarding our legal proceedings.

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

The process of developing new high technology products and enhancing existing products is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products. Our inability to extend our core technologies into new applications and new platforms, including the mobile and embedded devices market, and to anticipate or respond to technological changes could affect continued market acceptance of our products and our ability to develop new products. Additionally, any delay in the development, production, marketing or distribution of a new product or upgrade to an existing product could cause a decline in our revenue, earnings or stock price and could harm our competitive position.

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

The markets for our products are characterized by intense competition, evolving industry standards and business models, disruptive software and hardware technology developments, frequent new product introductions, short product life cycles, price cutting, with resulting downward pressure on gross margins, and price sensitivity on the part of consumers. Our future success will depend on our ability to enhance our existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological changes. For example, Microsoft Windows Vista operating system which contains a fixed document format, XPS, competes with Adobe PDF. Additionally, Microsoft Office 2007, which offers a feature to save Microsoft Office documents as PDF files through a freely distributed plug-in, competes with Adobe PDF creation (Microsoft has announced that it will add support for PDF directly in its Office products beginning in 2009 via SP2 for Office 2007). Microsoft Expression Studio competes with our Adobe Creative Suite family of products and Microsoft Silverlight and Visual Studio, Web development tools for RIAs, compete with Adobe Flash, Adobe Flex and Adobe AIR. Google Gears and Sun’s JavaFX, alternative approaches to deploying RIAs compete with Adobe Flash and Adobe AIR. Companies, such as Google, Sun, Apple and Microsoft, may introduce competing software offerings for free or open source vendors may introduce competitive products. In addition, recent advances in computing and communications technologies have made the software as a service (“SaaS”) business model viable. SaaS allows companies to provide applications, data and related services over the Internet. Providers use primarily advertising or subscription-based revenue models. We are exploring the deployment of our own SaaS strategies, but may not be able to develop the infrastructure and business models as quickly as our competitors. If any of these competing products or services achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of our Annual Report on Form 10-K for fiscal 2008.

If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.

We plan to release numerous new product and service offerings and employ new software delivery methods in connection with our transition to new business models. It is uncertain whether these strategies will prove successful or that we will be able to develop the infrastructure and business models as quickly as our competitors. Market acceptance of these new product and service offerings will be dependent on our ability to include functionality and usability in such releases that address certain customer requirements with which we have limited prior experience and operating history. Some of these new product and service offerings could subject us to increased risk of legal liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. Additionally, customer requirements for open standards or open source products could impact adoption or use with respect to some of our products. To the extent we incorrectly estimate customer requirements for such products or services or if there is a delay in market acceptance of such products or services, our business could be harmed.

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

We also devote significant resources to maintaining the security of our products from malicious hackers who develop and deploy viruses, worms, and other malicious software programs that attack our products. Nevertheless, actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to seek to return products, to reduce or delay future purchases, to use competitive products or to make claims against us. Also, with the introduction of hosted services with some of our product offerings, our customers may use such services to share confidential and sensitive information. If a breach of security occurs on these hosted systems, we could be held liable to our customers or be subject to governmental complaints. Additionally, such breaches could lead to interruptions, delays and data loss and protection concerns as well as harm to our reputation.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

We have in the past and may in the future acquire additional companies, products or technologies. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. These risks include:

•	difficulty in assimilating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies or products with our current products and technologies;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges;

•	difficulty integrating the acquired company’s accounting, management information, human resources and other administrative systems;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	inability to take advantage of anticipated tax benefits as a result of unforeseen difficulties in our integration activities;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential additional exposure to fluctuations in currency exchange rates;

•	potential impairment of our relationships with employees, customers, partners, distributors or third-party providers of technology or products;

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

A significant amount of our revenue for application products is from two distributors, Ingram Micro, Inc. and Tech Data Corporation, which represented 12% and 8% of our net revenue for the first quarter of fiscal 2009, respectively. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and Tech Data and their subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In the first quarter of fiscal 2009, no single agreement with these distributors was responsible for over 10% of our total net revenue. If any one of our agreements with these distributors were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.

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

In addition, approximately 44% of our employees are located outside the United States. This means we have exposure to changes in foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We also intend to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively, or as quickly as our competitors, in these markets, which would cause our results to suffer. Moreover, local laws and customs in many countries differ significantly from those in the United States. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business.

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

We prepare our condensed consolidated financial statements in accordance GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:

•	software revenue recognition;

•	accounting for stock-based compensation;

•	accounting for income taxes; and

•	accounting for business combinations and related goodwill.

In December 2007, the FASB issued SFAS 141R which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are in the process of evaluating the impact of the pending adoption of Statement 141R. We currently believe that the adoption of Statement 141R will result in the recognition of certain types of expenses in our results of operations that we currently capitalize pursuant to existing accounting standards and may also impact our financial statements in other ways.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

Under GAAP, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations. For example, our Mobile and Device Solutions business, which is now reported as part of our Platform segment in fiscal 2009, is in an emerging market with high growth potential. We recently announced the Open Screen Project. As part of the project, we will be removing the license fees on the next major releases of Adobe Flash Player and Adobe AIR for devices. Accordingly, we would expect revenue from this segment to decrease beginning in fiscal 2009. Although we would expect this decrease to be offset in time by an increased demand for tooling products, server technologies, hosted services and applications, if future revenue or revenue forecasts for our Platform segment do not meet our expectations, we may be required to record a charge to earnings reflecting an impairment of recorded goodwill or intangible assets.

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

Our cash equivalent and short-term investment portfolio as of February 27, 2009 consisted of US treasury securities, bonds of government agencies, obligations of foreign governments, corporate bonds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of February 27, 2009, we had no material impairment charges associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the three months ended February 27, 2009. See Note 9 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase programs.

Plan/Period(1)	Shares Repurchased(2)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be repurchased as of November 28, 2008			133,499,231	(3)
November 29—December 26, 2008
From employees(4)	—	$—
Structured repurchases	3,487,860	$23.83
December 27—January 23, 2009
From employees(4)	534	$23.76
Structured repurchases	745,863	$21.34
January 24—February 27, 2009
From employees(4)	25	$19.31
Structured repurchases	813,749	$19.63
Adjustments to repurchase authority for net dilution	—		498,839	(5)
Total shares repurchased	5,048,031		(5,048,031)
Ending shares available to be repurchased under Program I as of February 27, 2009			128,950,039	(6)

_________________________________________

(1)	Stock Repurchase Program I

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Bylaws	8-K	1/13/09	3.1

3.2	Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	7/16/01	3.6

3.2.1	Certificate of Correction of Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	4/11/03	3.6.1

3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/08/03	3.3

4.1	Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-K	7/03/00	1

4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-A/2G/A	5/23/03	7

10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6

10.2	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/4/08	10.2

10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40

10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	1/24/08	10.5

10.6	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6

10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37

10.10	2003 Equity Incentive Plan, as amended and restated*	DEF 14A	2/20/09	Appendix A

10.11	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	4/4/08	10.11

10.12	Form of Indemnity Agreement*	10-Q	5/30/97	10.25.1

10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/07/04	10.14

10.15	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

10.16	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.17	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999	10-K	3/30/00	10.23

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.18	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000	10-Q	8/14/00	10.3

10.19	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.19

10.20	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.20

10.21	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/07/04	10.11

10.22	2008 Executive Officer Annual Incentive Plan*	8-K	1/30/08	10.4

10.23	2005 Equity Incentive Assumption Plan, as amended*	10-Q	4/4/08	10.23

10.24	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	10-Q	4/4/08	10.24

10.25	Allaire Corporation 1997 Stock Incentive Plan*	S-8	03/27/01	4.06

10.26	Allaire Corporation 1998 Stock Incentive Plan*	S-8	03/27/01	4.07

10.27	Allaire Corporation 2000 Stock Incentive Plan*	S-8	03/27/01	4.08

10.28	Andromedia, Inc. 1996 Stock Option Plan*	S-8	12/07/99	4.07

10.29	Andromedia, Inc. 1997 Stock Option Plan*	S-8	12/07/99	4.08

10.30	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.31	ESI Software, Inc. 1996 Equity Incentive Plan*	S-8	10/18/99	4.08

10.32	eHelp Corporation 1999 Equity Incentive Plan*	S-8	12/29/03	4.08

10.33	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.34	Bright Tiger Technologies, Inc. 1996 Stock Option Plan*	S-8	03/27/01	4.11

10.35	Live Software, Inc. 1999 Stock Option/Stock Issuance Plan*	S-8	03/27/01	4.10

10.36	Macromedia, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.07

10.37	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	08/03/01	10.01

10.38	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	08/10/05	4.08

10.39	Form of Macromedia, Inc. Stock Option Agreement*	S-8	08/10/05	4.09

10.40	Middlesoft, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.09

10.41	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.42	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/08/05	10.01

10.43	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.1

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.44	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.45	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.46	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.47	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.1

10.48	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.2

10.49	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3

10.50	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4

10.51	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.52	First Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of February 11, 2008*	8-K	2/13/08	10.1

10.53	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	8-K	2/13/08	10.2

10.54	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.55	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

10.56	Credit Agreement, dated as of February 16, 2007, among Adobe Systems Incorporated and Certain Subsidiaries as Borrowers; BNP Paribas, Keybank National Association, and UBS Loan Finance LLC as Co-Documentation Agents; JPMorgan Chase Bank, N.A. as Syndication Agent; Bank of America, N.A. as Administrative Agent and Swing Line Lender; the Other Lenders Party Thereto; and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	8/16/07	10.1

10.57	Amendment to Credit Agreement, dated as of August 13, 2007, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	8/16/07	10.2

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.58	Second Amendment to Credit Agreement, dated as of February 26, 2008, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	2/29/08	10.1

10.59	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.60	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.60

10.61	Form of Director Initial Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.61

10.62	Form of Director Annual Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.62

10.63	Description of 2009 Director Compensation*	10-K	1/23/09	10.63

10.64	2009 Performance Share Program Award Calculation Methodology*	8-K	1/29/09	10.3

10.65	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

100.INS	XBRL Instance††				X

100.SCH	XBRL Taxonomy Extension Schema††				X

100.CAL	XBRL Taxonomy Extension Calculation††				X

100.LAB	XBRL Taxonomy Extension Labels††				X

100.PRE	XBRL Taxonomy Extension Presentation††				X

100.DEF	XBRL Taxonomy Extension Definition††				X

_________________________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.17 and 10.18 are to filings made by the Allaire Corporation. References to Exhibits 10.25 through 10.42 are to filings made by Macromedia, Inc.

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

Date: April 2, 2009

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