Form 10-Q
period 2009-05-29
ADOBE SYSTEMS INC
filed 2009-06-26
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2009

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
_________________________

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of June 19, 2009 was 524,998,013.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	May 29, 2009	November 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,226,780	$886,450
Short-term investments	1,437,405	1,132,752
Trade receivables, net of allowances for doubtful accounts of $6,474 and $4,128, respectively	262,598	467,234
Deferred income taxes	76,907	110,713
Prepaid expenses and other current assets	84,079	137,954
Total current assets	3,087,769	2,735,103
Property and equipment, net	291,720	313,037
Goodwill	2,134,997	2,134,730
Purchased and other intangibles, net	148,507	214,960
Investment in lease receivable	207,239	207,239
Other assets	193,513	216,529
Total assets	$6,063,745	$5,821,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$42,258	$55,840
Accrued expenses	363,431	399,969
Accrued restructuring	11,728	35,690
Income taxes payable	11,024	27,136
Deferred revenue	185,191	243,964
Total current liabilities	613,632	762,599
Long-term liabilities:
Debt	350,000	350,000
Deferred revenue	28,124	31,356
Accrued restructuring	6,559	6,214
Income taxes payable	137,240	123,182
Deferred income taxes	104,490	117,328
Other liabilities	22,659	20,565
Total liabilities	1,262,704	1,411,244
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 524,530 and 526,111 shares outstanding, respectively	61	61
Additional paid-in-capital	2,361,223	2,396,819
Retained earnings	5,195,912	4,913,406
Accumulated other comprehensive income	27,310	57,222
Treasury stock, at cost (76,304 and 74,723 shares, respectively), net of reissuances	(2,783,465)	(2,957,154)
Total stockholders’ equity	4,801,041	4,410,354
Total liabilities and stockholders’ equity	$6,063,745	$5,821,598

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 29, 2009	May 30, 2008	May 29, 2009	May 30, 2008
Revenue:
Products	$660,055	$841,301	$1,402,254	$1,693,263
Services and support	44,618	45,585	88,809	84,068
Total revenue	704,673	886,886	1,491,063	1,777,331
Cost of revenue:
Products	55,758	58,229	114,676	118,034
Services and support	16,250	24,637	34,685	47,307
Total cost of revenue	72,008	82,866	149,361	165,341
Gross profit	632,665	804,020	1,341,702	1,611,990
Operating expenses:
Research and development	138,470	170,300	288,387	338,785
Sales and marketing	243,209	279,365	492,700	541,960
General and administrative	70,818	77,078	144,869	160,007
Restructuring charges	3,531	—	15,801	1,431
Amortization of purchased intangibles	15,284	17,099	30,676	34,198
Total operating expenses	471,312	543,842	972,433	1,076,381
Operating income	161,353	260,178	369,269	535,609
Non-operating income (expense):
Interest and other income, net	4,802	12,150	18,086	25,440
Interest expense	(620)	(3,828)	(1,412)	(5,637)
Investment gains (losses), net	(1,805)	9,506	(19,051)	18,238
Total non-operating income (expense), net	2,377	17,828	(2,377)	38,041
Income before income taxes	163,730	278,006	366,892	573,650
Provision for income taxes	37,659	63,096	84,386	139,361
Net income	$126,071	$214,910	$282,506	$434,289
Basic net income per share	$0.24	$0.40	$0.54	$0.79
Shares used in computing basic net income per share	524,159	533,391	527,324	547,996
Diluted net income per share	$0.24	$0.40	$0.53	$0.78
Shares used in computing diluted net income per share	528,013	542,376	531,338	557,703

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	May 29, 2009	May 30, 2008
Cash flows from operating activities:
Net income	$282,506	$434,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	133,465	137,858
Stock-based compensation	86,577	91,421
Deferred income taxes	19,984	69,655
Unrealized losses (gains) on investments	16,498	(8,579)
Retirements of property and equipment	3,426	119
Tax benefit from employee stock option plans	2,711	9,329
Provision for losses on trade receivables	3,281	(390)
Other non-cash items	1,066	3
Excess tax benefits from stock-based compensation	(84)	(9,329)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Trade receivables	201,354	(2,615)
Prepaid expenses and other current assets	13,210	(5,673)
Trade payables	(13,582)	(4,271)
Accrued expenses	(32,639)	(9,774)
Accrued restructuring	(24,139)	(2,048)
Income taxes payable	(4,357)	23,951
Deferred revenue	(62,005)	7,145
Net cash provided by operating activities	627,272	731,091
Cash flows from investing activities:
Purchases of short-term investments	(782,362)	(466,226)
Maturities of short-term investments	197,709	353,534
Proceeds from sales of short-term investments	273,243	448,184
Purchases of property and equipment	(26,228)	(48,671)
Purchases of long-term investments and other assets	(16,580)	(36,672)
Proceeds from sale of long-term investments	1,904	9,520
Other	3,000	—
Net cash (used for) provided by investing activities	(349,314)	259,669
Cash flows from financing activities:
Purchases of treasury stock	(13)	(1,300,183)
Proceeds from issuance of treasury stock	48,819	162,467
Excess tax benefits from stock-based compensation	84	9,329
Proceeds from borrowings under credit facility	—	450,000
Repayments of borrowings under credit facility	—	(100,000)
Net cash provided by (used for) financing activities	48,890	(778,387)
Effect of foreign currency exchange rates on cash and cash equivalents	13,482	3,658
Net increase in cash and cash equivalents	340,330	216,031
Cash and cash equivalents at beginning of period	886,450	946,422
Cash and cash equivalents at end of period	$1,226,780	$1,162,453
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$58,024	$35,001
Cash paid for interest	$1,488	$5,394

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended May 29, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 28, 2008, that are of significance, or potential significance, to us.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009 and will be effective for us beginning in the third quarter of fiscal 2009. Since SFAS 165 only requires additional disclosures, we do not expect the adoption to have an impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued three related FASB Staff Positions (“FSP”): (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4), which are effective for interim and annual reporting periods ending after June 15, 2009 and will be effective for us beginning in the third quarter of fiscal 2009. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). We are currently evaluating the impact of adopting these Staff Positions, but we do not expect the adoption to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2008, the FASB issued FSP No. 133-1 and FASB Interpretation (“FIN”) No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Financial Accounting Standard (“SFAS”) No. 133 and FIN No. 45; and Clarification of the Effective Date of SFAS No. 161” (“FSP FAS 133-1 and FIN 45-4”).  FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  FSP FAS 133-1 and FIN 45-4 also amend FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of SFAS No. 5, 57, and 107 and rescission of  FIN No. 34” (“FIN 45”), to require additional disclosure about the current status of the payment/performance risk of a guarantee.  The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS No. 161, “Disclosures about Derivative

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). We adopted the disclosures required by SFAS 161 in the first quarter of fiscal 2009. Since FSP FAS 133-1 and FIN 45-4 only required additional disclosures, the adoption did not impact our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.”  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. FSP 142-3 is effective for us beginning in the first quarter of fiscal 2010. Early adoption is prohibited. As this guidance is to be applied prospectively, on adoption, there is no impact to our current consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. We are currently evaluating the impact that SFAS 141R and SFAS 160 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. Effective November 29, 2008, we adopted SFAS 157 for all nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. Examples include goodwill, intangibles, and other long-lived assets. The adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

NOTE 2. FINANCIAL INSTRUMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs at May 29, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds and overnight deposits(1)	$1,171,499	$1,171,499	$—	$—
Fixed income available-for-sale securities(2)	1,432,391	—	1,432,391	—
Available-for-sale equity securities(3)	5,014	5,014	—	—
Investments of limited partnership(4)	33,080	—	—	33,080
Foreign currency derivatives(5)	5,422	—	5,422	—
Deferred compensation plan assets(4)
Money market funds	764	764	—	—
Equity and fixed income mutual funds	8,966	—	8,966	—
Subtotal for deferred compensation plan assets	9,730	764	8,966	—
Total	$2,657,136	$1,177,277	$1,446,779	$33,080
Liabilities:
Foreign currency derivatives(6)	$3,477	$—	$3,477	$—
Total	$3,477	$—	$3,477	$—

The fair value of these financial assets and liabilities was determined using the following inputs at November 28, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds and overnight deposits(1)	$722,742	$722,742	$—	$—
Fixed income available-for-sale securities(2)	1,175,732	—	1,175,732	—
Available-for-sale equity securities(3)	3,047	3,047	—	—
Investments of limited partnership(4)	39,004	251	—	38,753
Foreign currency derivatives(5)	49,848	—	49,848	—
Deferred compensation plan assets(4)
Money market funds	704	704	—	—
Equity and fixed income mutual funds	6,856	—	6,856	—
Subtotal for deferred compensation plan assets	7,560	704	6,856	—
Total	$1,997,933	$726,744	$1,232,436	$38,753
Liabilities:
Foreign currency derivatives(6)	$1,739	$—	$1,739	$—
Total	$1,739	$—	$1,739	$—
_________________________________________

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.

(2)	Included in either cash and cash equivalents or short-term investments on our condensed consolidated balance sheets.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

(3)	Included in short-term investments on our condensed consolidated balance sheets.

(4)	Included in other assets on our condensed consolidated balance sheets.

(5)	Included in prepaid expenses and other current assets on our condensed consolidated balance sheets.

(6)	Included in accrued expenses on our condensed consolidated balance sheets.

Fixed income available-for-sale securities include United States (“U.S.”) treasury securities, Agency or U.S. Government guaranteed securities (79% of total), corporate bonds (12% of total) and obligations of foreign governments and their agencies (9% of total) at May 29, 2009 and U.S. treasury securities, Agency or U.S. Government guaranteed securities (78% of total), corporate bonds (10% of total), obligations of foreign governments and their agencies (10% of total), and obligations of multi-lateral government agencies (2% of total) at November 28, 2008. These are all high quality, investment grade securities with a minimum credit rating of A and a weighted average credit rating better than AA+. We value these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, we classify all of our fixed income available-for-sale securities as having Level 2 inputs. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.

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

A reconciliation of the beginning and ending balances for investments of limited partnership using significant unobservable inputs (Level 3) as of May 29, 2009 and November 28, 2008 was as follows (in thousands):

Balance as of November 28, 2008	$38,753
Purchases and sales of investments, net	(436)
Unrealized net investment losses included in earnings	(5,237)
Balance as of May 29, 2009	$33,080

See Note 4 for further information regarding our limited partnership interest in Adobe Ventures.

We also have direct investments in privately-held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment.  If we determine that an other-than-temporary impairment has occurred, we write-down the investment to its fair value. We estimated fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During the three and six months ended May 29, 2009, we determined that certain of our cost method investments were other-than-temporarily impaired which resulted in a charge of $3.3 million and $13.9 million, respectively, included in investment gains (losses), net in the condensed consolidated statements of income.  The fair value of cost method investments that were impaired was estimated using Level 3 inputs.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss) on our condensed consolidated balance sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income, net on our condensed consolidated statements of income at that time.

We also hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates.  These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded to interest and other income, net on our condensed consolidated statements of income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

We mitigate concentration of risk related to foreign currency hedges through a policy that establishes counterparty limits. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk, we only contract with counterparties who meet our minimum requirements under our counterparty risk assessment process. In addition, our hedging policy establishes maximum limits for each counterparty. We monitor ratings, credit spreads and potential downgrades on at least a quarterly basis. Based on our on-going assessment of counterparty risk, we will adjust our exposure to various counterparties.

The aggregate fair value of derivative instruments in net asset positions as of May 29, 2009 was $5.4 million. This amount represents the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $3.5 million of liabilities included in master netting arrangements with those same counterparties.

The fair value of derivative instruments in our condensed consolidated balance sheets as of May 29, 2009 were as follows (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange option contracts (1)	Prepaid expense and other current assets	$3,680	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other current assets	1,742	Accrued expenses	3,477
Total derivatives		$5,422		$3,477
_________________________________________
(1)	Hedging effectiveness expected to be recognized to income within the next twelve months.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges on our condensed consolidated statements of income for the three and six months ended May 29, 2009 were as follows (in thousands):

	Three Months		Six Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI (1)	$(8,737)	$—	$(14,187)	$—
Net gain (loss) reclassified from accumulated OCI into income (2)	$5,913	$—	$26,389	$—
Net gain (loss) recognized in income (3)	$(7,416)	$—	$(9,048)	$—

Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income (4)	$—	$(5,305)	$—	$(8,550)
_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income, net.

(4)	Classified in interest and other income, net.

NOTE 3. GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Goodwill as of May 29, 2009 and November 28, 2008 was $2.135 billion for both periods. During the second quarter of fiscal 2009, we completed our annual goodwill impairment test. Based on this analysis, we determined that there was no impairment of goodwill.

Purchased and other intangible assets subject to amortization as of May 29, 2009 were as follows (in thousands):

	Cost	Accumulated Amortization	Net
Purchased technology	$405,829	$(361,494)	$44,335
Localization	$26,682	$(16,568)	$10,114
Trademarks	130,925	(91,353)	39,572
Customer contracts and relationships	196,597	(142,421)	54,176
Other intangibles	800	(490)	310
Total other intangible assets	$355,004	$(250,832)	$104,172
Total purchased and other intangible assets	$760,833	$(612,326)	$148,507

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

Amortization expense related to purchased and other intangible assets was $36.4 million and $75.4 million for the three and six months ended May 29, 2009, respectively. Comparatively, amortization expense was $48.1 million and $97.6 million for the three and six months ended May 30, 2008, respectively. Of these amounts, $21.1 million and $44.7 million were included in cost of sales for the three and six months ended May 29, 2009, respectively, and $30.9 million and $63.3 million were included in cost of sales for the three and six months ended May 30, 2008, respectively.

Purchased and other intangible assets are amortized over their estimated useful lives of 1 to 13 years. As of May 29, 2009, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year	Purchased Technology	Other Intangible Assets
Remainder of 2009	$27,653	$39,932
2010	8,301	50,136
2011	4,994	11,917
2012	3,387	1,009
2013	—	789
Thereafter	—	389
Total expected amortization expense	$44,335	$104,172

NOTE 4. OTHER ASSETS

Other assets as of May 29, 2009 and November 28, 2008 consisted of the following (in thousands):

	2009	2008
Acquired rights to use technology	$88,332	$90,643
Investments	58,735	76,589
Security and other deposits	16,058	16,087
Deferred compensation plan assets	9,730	7,560
Prepaid royalties	8,878	9,026
Restricted cash	4,361	7,361
Prepaid land lease	3,166	3,185
Prepaid rent	1,845	2,658
Other	2,408	3,420
Total other assets	$193,513	$216,529

Included in investments are our indirect investments through our limited partnership interest in Adobe Ventures of approximately $33.1 million and $39.0 million as of May 29, 2009 and November 28, 2008, respectively, which is consolidated in accordance with FIN No. 46R, a revision to FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The partnership is controlled by Granite Ventures, an independent venture capital firm and

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

sole general partner of Adobe Ventures. We are the primary beneficiary of Adobe Ventures and bear virtually all of the risks and rewards related to our ownership. Our investment in Adobe Ventures does not have a significant impact on our condensed consolidated financial position, results of operations or cash flows. See Note 2 for further information regarding Adobe Ventures.

Also included in investments are our direct investments in privately-held companies of approximately $25.6 million and $37.6 million as of May 29, 2009 and November 28, 2008, respectively, which are accounted for based on the cost method. We assess these investments for impairment in value as circumstances dictate.

We entered into a Purchase and Sale Agreement, effective May 12, 2008, for the acquisition of real property located in Waltham, Massachusetts. We purchased the property upon completion of construction of an office building shell and core, parking structure, and site improvements. The purchase price for the property was $44.2 million. We made an initial deposit of $7.0 million which was included in security and other deposits. This deposit was held in escrow until closing and then applied to the purchase price. Closing occurred on June 16, 2009 and the remaining balance was paid. See Note 16 for further discussion of this transaction.

NOTE 5. ACCRUED EXPENSES

Accrued expenses as of May 29, 2009 and November 28, 2008 consisted of the following (in thousands):

	2009	2008
Accrued compensation and benefits	$160,458	$177,760
Taxes payable	11,322	21,760
Sales and marketing allowances	26,325	28,127
Other	165,326	172,322
Total accrued expenses	$363,431	$399,969

Other primarily includes general corporate accruals for corporate marketing programs, local and regional expenses, and technical support. Other is also comprised of deferred rent related to office locations with rent escalations, accrued royalties, foreign currency derivatives and accrued interest on the credit facility.

NOTE 6. STOCK-BASED COMPENSATION

The assumptions used to value option grants during the three and six months ended May 29, 2009 and May 30, 2008 were as follows:

	Three Months		Six Months
	2009	2008	2009	2008
Expected life (in years)	3.0 – 3.8	3.5 – 4.7	3.0 – 3.8	2.3 – 4.7
Volatility	48 – 55%	32 – 39%	48 – 57%	32 – 39%
Risk free interest rate	1.27 – 1.61%	1.70 – 2.83%	1.16 – 1.61%	1.70 – 3.35%

The expected term of employee stock purchase plan (“ESPP”) shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three and six months ended May 29, 2009 and May 30, 2008 were as follows:

	Three Months		Six Months
	2009	2008	2009	2008
Expected life (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	49 – 57%	30 – 31%	49 – 57%	30 – 31%
Risk free interest rate	0.27 – 0.88%	2.82 – 3.29%	0.27 – 0.88%	2.82 – 3.29%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

Summary of Stock Options

Option activity for the six months ended May 29, 2009 and the fiscal year ended November 28, 2008 was as follows (in thousands):

	2009	2008
Beginning balance	40,704	47,742
Granted	4,745	5,462
Exercised	(2,393)	(9,983)
Cancelled	(2,253)	(2,517)
Ending balance	40,803	40,704

Information regarding stock options outstanding at May 29, 2009 and May 30, 2008 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value* (millions)
2009
Options outstanding	40,803	$29.20	4.01	$143.8
Options vested and expected to vest	38,951	$29.19	3.92	$137.3
Options exercisable	27,319	$28.19	3.23	$108.7

2008
Options outstanding	45,769	$29.47	4.31	$668.0
Options vested and expected to vest	41,257	$28.74	4.14	$632.1
Options exercisable	28,957	$25.49	3.41	$537.9
_________________________________________

*
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of May 29, 2009 and May 30, 2008 were $28.18 and $44.06, respectively.

Summary of Employee Stock Purchase Plan Shares

The weighted average subscription date fair value of shares under the ESPP during the six months ended May 29, 2009 and May 30, 2008 was $5.23 and $11.83, respectively. Employees purchased 1.2 million shares at an average price of $18.10 and 0.9 million shares at an average price of $30.51, respectively, for the six months ended May 29, 2009 and May 30, 2008. The intrinsic value of shares purchased during the six months ended May 29, 2009 and May 30, 2008 was $3.7 million and $10.9 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Summary of Restricted Stock Units

Restricted stock unit activity for the six months ended May 29, 2009 and the fiscal year ended November 28, 2008 was as follows (in thousands):

	2009	2008
Beginning balance	4,261	1,701
Awarded	3,108	3,177
Released	(889)	(422)
Forfeited	(208)	(195)
Ending balance	6,272	4,261

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

Information regarding restricted stock units outstanding at May 29, 2009 and May 30, 2008 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value* (millions)
2009
Restricted stock units outstanding	6,272	1.89	$176.8
Restricted stock units vested and expected to vest	4,805	1.72	$135.3
Restricted stock units vested and deferred	4	—	$0.1

2008
Restricted stock units outstanding	3,891	2.10	$171.4
Restricted stock units vested and expected to vest	2,649	1.89	$116.7
_________________________________________

*
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of May 29, 2009 and May 30, 2008 were $28.18 and $44.06, respectively.

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

The following table sets forth the summary of performance share activity under our 2009 Program for the six months ended May 29, 2009 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning balance	—	—
Awarded	537	618
Forfeited	—	—
Ending balance	537	618

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

The following table sets forth the summary of performance share activity under our 2008 and prior 2007 programs, based upon share awards actually achieved, for the six months ended May 29, 2009 and the fiscal year ended November 28, 2008 (in thousands):

	2009	2008
Beginning balance	383	—
Achieved	1,022	993
Released	(370)	(480)
Forfeited	(30)	(130)
Ending balance	1,005	383

Information regarding performance shares outstanding at May 29, 2009 and May 30, 2008 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value* (millions)
2009
Performance shares outstanding	1,005	1.53	$28.3
Performance shares vested and expected to vest	807	1.44	$22.7
Performance shares vested and deferred	3	—	$—

2008
Performance shares units outstanding	480	1.65	$21.2
Performance shares vested and expected to vest	312	1.55	$13.7
Performance shares vested and deferred	1	—	$—
_________________________________________

*
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of May 29, 2009 and May 30, 2008 were $28.18 and $44.06, respectively.

Compensation Costs

As of May 29, 2009, there was $253.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

Total stock-based compensation costs that have been included in our condensed consolidated statements of income for the three months ended May 29, 2009 and May 30, 2008 were as follows (in thousands):

	2009		2008
Income Statement Classifications	Option Grants and Stock Purchase Rights *	Restricted Stock and Performance Share Awards *	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—services and support	$1,249	$143	$975	$213
Research and development	9,264	6,489	12,844	6,608
Sales and marketing	9,714	4,598	10,218	6,647
General and administrative	8,094	2,009	6,786	4,096
Total	$28,321	$13,239	$30,823	$17,564
_________________________________________
*
For the three months ended May 29, 2009, we recorded $0.6 million associated with cash recoveries of fringe benefit tax from employees in India. For the three months ended May 30, 2008 there were no amounts associated with cash recoveries of fringe benefit tax from employees in India.

Total stock-based compensation costs that have been included in our condensed consolidated statements of income for the six months ended May 29, 2009 and May 30, 2008 were as follows (in thousands):

	2009		2008
Income Statement Classifications	Option Grants and Stock Purchase Rights *	Restricted Stock and Performance Share Awards *	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—services and support	$1,158	$337	$1,779	$253
Research and development	23,396	14,933	27,770	10,004
Sales and marketing	18,581	9,835	21,125	10,188
General and administrative	14,282	4,875	12,728	7,574
Total	$57,417	$29,980	$63,402	$28,019
_________________________________________
*
For the six months ended May 29, 2009, we recorded $0.8 million associated with cash recoveries of fringe benefit tax from employees in India. For the six months ended May 30, 2008 there were no amounts associated with cash recoveries of fringe benefit tax from employees in India.

NOTE 7. EMPLOYEE BENEFIT PLAN

Deferred Compensation Plan

As of May 29, 2009 and November 28, 2008, the invested amounts under our Deferred Compensation Plan totaled $9.7 million and $7.6 million, respectively, and are recorded as other assets on our condensed consolidated balance sheets. As of May 29, 2009 and November 28, 2008, we recorded $9.7 million and $7.6 million, respectively, as a long-term liability to recognize undistributed deferred compensation due to employees.

NOTE 8. RESTRUCTURING CHARGES

Fiscal 2008 Restructuring Charges

In the fourth quarter of fiscal 2008, we initiated a restructuring program, consisting of reductions in workforce of approximately 560 full-time positions globally and the consolidation of facilities, in order to reduce our operating costs and focus our resources on key strategic priorities. In connection with this restructuring program, we recorded restructuring charges in the fourth quarter of fiscal 2008 totaling $29.2 million related to termination benefits for the elimination of approximately 460 of the 560 full-time positions globally. Charges associated with these ongoing termination benefits were

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

recorded in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” As of November 28, 2008, $0.4 million was paid.

In the first quarter of fiscal 2009, we continued to implement restructuring activities under this program. We vacated approximately 89,000 square feet of research and development and sales facilities in the U.S., the United Kingdom and Canada.  In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we accrued $8.5 million for the fair value of our future contractual obligations under the operating lease using our credit-adjusted risk-free interest rate, estimated at approximately 6% as of the date we ceased to use the leased property. This amount is net of the fair value of future estimated sublease income of approximately $3.9 million. We also recorded charges of $3.4 million for termination benefits for the elimination of approximately 43 of the remaining 100 full-time positions expected to be terminated.

In the second quarter of fiscal 2009, we accrued an additional $3.0 million under this program for termination benefits related to the elimination of approximately 48 of the remaining 57 full-time positions expected to be terminated.

The following table sets forth a summary of Adobe restructuring activities during the six months ended May 29, 2009 (in thousands):

	November 28, 2008	Costs Incurred	Cash Payments	Other Adjustments	May 29, 2009	Total Costs Incurred to Date	Total Costs Expected to be Incurred
Termination benefits	$28,759	$6,358	$(32,592)	$479	$3,004	$36,044	$36,543
Cost of closing redundant facilities	—	8,514	(3,760)	589	5,343	9,103	9,612
Total	$28,759	$14,872	$(36,352)	$1,068	$8,347	$45,147	$46,155

Accrued restructuring charges of approximately $8.3 million at May 29, 2009 include $5.7 million recorded in accrued restructuring, current and $2.6 million related to long-term facilities obligations recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets. We expect to pay substantially all of the accrued termination benefits during the remainder of fiscal 2009. We expect to pay facilities-related liabilities through fiscal 2013.

Included in the other adjustments column are foreign currency translation adjustments of $0.5 million and small changes to previous estimates.

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

The following table sets forth a summary of Macromedia restructuring activities during the six months ended May 29, 2009 (in thousands):

	November 28, 2008	Cash Payments	Other Adjustments	May 29, 2009	Total Costs Incurred to Date	Total Costs Expected to be Incurred
Cost of closing redundant facilities	$12,168	$(3,570)	$383	$8,981	$42,698	$42,698
Other	977	(18)	—	959	2,357	2,357
Total	$13,145	$(3,588)	$383	$9,940	$45,055	$45,055

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

Accrued restructuring charges of approximately $9.9 million at May 29, 2009 related to facilities obligations include $6.0 million recorded in accrued restructuring, current and $3.9 million recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets. We expect to pay these liabilities through fiscal 2011. At November 28, 2008, accrued restructuring charges of $13.1 million related to long-term facilities obligations included $6.9 million recorded in accrued restructuring, current and $6.2 million recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets.

Included in the other adjustments column is a change to previous estimates of $0.4 million offset by a small foreign currency translation adjustment.

NOTE 9.  STOCKHOLDERS’ EQUITY

Stock Repurchase Program I

To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and also enter into structured repurchases with third-parties.

We did not enter into any new structured repurchase agreements during the six months ended May 29, 2009. During the six months ended May 30, 2008, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $250.0 million. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended May 29, 2009, we repurchased approximately 5.9 million shares at an average price of $22.70 through structured repurchase agreements, which included prepayments from fiscal 2008. During the six months ended May 30, 2008, we repurchased 16.6 million shares at an average price of $36.58 through structured repurchase agreements, which included prepayments from fiscal 2007.

No prepayments were remaining as of May 29, 2009. As of November 28, 2008, prepayments were classified as treasury stock on our condensed consolidated balance sheet at the payment date, though only shares physically delivered to us by the financial statement date are excluded from the denominator in the computation of earnings per share. As of May 30, 2008, approximately $66.1 million of up-front payments remained under the agreements.

Subsequent to May 29, 2009, as part of Stock Repurchase Program I, we entered into structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $350.0 million. This amount will be classified as treasury stock on our balance sheet. See Note 16 for further discussion of our stock repurchase programs.

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

During the six months ended May 30, 2008, we provided prepayments of $1.05 billion and repurchased 31.9 million shares through structured share repurchase agreements at an average price of $37.15. As of May 30, 2008, there were no up-front payments remaining under these agreements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

NOTE 10.  COMPREHENSIVE INCOME (LOSS)

The following table sets forth the activity for each component of other comprehensive income (loss), net of related taxes, for the three and six months ended May 29, 2009 and May 30, 2008 (in thousands):

	Three Months		Six Months
	2009	2008	2009	2008
Net income	$126,071	$214,910	$282,506	$434,289
Other comprehensive income (loss):
Unrealized (losses) gains on derivative instruments	(8,737)	313	(14,187)	282
Reclassification adjustment for (gains) losses on derivative instruments recognized during the period	(5,913)	—	(26,389)	—
Unrealized gains (losses) on available-for-sale securities	3,547	(6,097)	1,578	(9,176)
Reclassification adjustment for (gains) losses on available-for-sale securities recognized during the period	(1,267)	173	(2,577)	173
Foreign currency translation adjustments	14,585	696	11,663	2,074
Other comprehensive income (loss)	2,215	(4,915)	(29,912)	(6,647)
Total other comprehensive income, net of taxes	$128,286	$209,995	$252,594	$427,642

The following table sets forth the components of accumulated other comprehensive income, net of related taxes, as of May 29, 2009 and November 28, 2008 (in thousands):

	2009	2008
Net unrealized gains on derivative instruments	$1,174	$41,750
Net unrealized gains on available-for-sale securities	14,908	15,907
Cumulative foreign currency translation adjustments	11,228	(435)
Total accumulated other comprehensive income, net of taxes	$27,310	$57,222

NOTE 11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended May 29, 2009 and May 30, 2008 (in thousands, except per share data):

	Three Months		Six Months
	2009	2008	2009	2008
Net income	$126,071	$214,910	$282,506	$434,289
Shares used to compute basic net income per share	524,159	533,391	527,324	547,996
Dilutive potential common shares:
Unvested restricted stock and performance share awards	1,054	361	1,166	682
Stock options	2,800	8,624	2,848	9,025
Shares used to compute diluted net income per share	528,013	542,376	531,338	557,703
Basic net income per share	$0.24	$0.40	$0.54	$0.79
Diluted net income per share	$0.24	$0.40	$0.53	$0.78

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

For the three and six months ended May 29, 2009, options to purchase approximately 31.6 million and 30.8 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $23.38 and $22.20, respectively, were not included in the calculation because the effect would have been anti-dilutive. Comparatively, for the three and six months ended May 30, 2008, options to purchase approximately 17.9 million and 16.7 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $37.29 and $37.75, respectively, were not included in the calculation because the effect would have been anti-dilutive.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.

In August 2004, we extended the lease agreement for our East and West Towers for an additional five years with an option to extend for an additional five years solely at our election. In June 2009, we submitted notice to the lessor that we intend to exercise our option to renew this agreement for an additional five years effective August, 2009.  In March 2007, the Almaden Tower lease was extended for five years, with a renewal option for an additional five years solely at our election. As part of the lease extensions, we purchased the lease receivable from the lessor of the East and West Towers for $126.8 million and a portion of the lease receivable from the lessor of the Almaden Tower for $80.4 million, both of which are recorded as investments in lease receivables on our condensed consolidated balance sheets. This purchase may be credited against the residual value guarantee if we purchase the properties or will be repaid from the sale proceeds if the properties are sold to third-parties. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at any time during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively.

These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. As of May 29, 2009, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, the buildings and the related obligations are not included on our condensed consolidated balance sheets. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term, purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002 must be recognized as a liability on our condensed consolidated balance sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of May 29, 2009 and November 28, 2008, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $1.8 million and $2.6 million, respectively.

Royalties

We have royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

Indemnifications

In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third-parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

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

Legal Proceedings

In connection with our anti-piracy efforts, conducted both internally and through organizations such as the Business Software Alliance, from time to time we undertake litigation against alleged copyright infringers. Such lawsuits may lead to counter-claims alleging improper use of litigation or violation of other local laws. We believe we have valid defenses with respect to such counter-claims; however, it is possible that our condensed consolidated financial position, cash flows or results of operations could be affected in any particular period by the resolution of one or more of these counter-claims.

From time to time, Adobe is subject to legal proceedings, claims and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. We believe that we have valid defenses with respect to the legal matters pending against Adobe; however, litigation is inherently unpredictable and it is possible that our condensed consolidated financial position, cash flows or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims or investigations.

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

The facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. At the Company’s option, borrowings under the facility accrue interest based on either the London interbank offered rate (“LIBOR”) for one, two, three or six months, or longer periods with bank consent, plus a margin according to a pricing grid tied to this financial covenant, or a base rate. The margin is set at rates between 0.20% and 0.475%. Commitment fees are payable on the facility at rates between 0.05% and 0.15% per year based on the same pricing grid. The facility is available to provide loans to us and certain of our subsidiaries for general corporate purposes. As of both May 29, 2009 and

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

November 28, 2008, the amount outstanding under the credit facility was $350.0 million, which is included in long-term liabilities on our condensed consolidated balance sheets. As of May 29, 2009, we were in compliance with all of the covenants.

NOTE 14.  NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense) for the three and six months ended May 29, 2009 and May 30, 2008 included the following (in thousands):

	Three Months		Six Months
	2009	2008	2009	2008
Interest and other income, net:
Interest income	$9,923	$13,192	$21,039	$30,703
Foreign exchange losses	(6,710)	(1,234)	(6,076)	(5,934)
Realized gains (losses) on fixed income investment	1,265	(200)	2,578	(200)
Other, net	324	392	545	871
Interest and other income, net	$4,802	$12,150	$18,086	$25,440
Interest expense	$(620)	$(3,828)	$(1,412)	$(5,637)
Investment gains (losses), net:
Realized investment gains	$52	$10,040	$52	$15,437
Unrealized investment gains	2,186	1,044	1,377	4,958
Realized investment losses	(793)	(254)	(1,985)	(637)
Unrealized investment losses	(3,250)	(1,324)	(18,495)	(1,520)
Investment gains (losses), net	$(1,805)	$9,506	$(19,051)	$18,238
Total non-operating income (expense), net	$2,377	$17,828	$(2,377)	$38,041

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

Effective in the first quarter of fiscal 2009, our former Mobile and Devices Solutions segment, was integrated into our Platform business unit to better align our engineering and marketing efforts and is now reported as part of the Platform segment.  Prior year information in the table below has been reclassified to reflect the integration of these business units.

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

(in thousands)	Creative Solutions	Knowledge Worker	Enterprise	Platform*	Print and Publishing	Total
Three months ended May 29, 2009
Revenue	$411,749	$156,023	$53,696	$36,819	$46,386	$704,673
Cost of revenue	39,572	10,297	11,877	5,418	4,844	72,008
Gross profit	$372,177	$145,726	$41,819	$31,401	$41,542	$632,665
Gross profit as a percentage of revenue	90%	93%	78%	85%	90%	90%

Three months ended May 30, 2008
Revenue	$527,244	$198,402	$54,356	$52,616	$54,268	$886,886
Cost of revenue	34,260	12,032	18,590	11,246	6,738	82,866
Gross profit	$492,984	$186,370	$35,766	$41,370	$47,530	$804,020
Gross profit as a percentage of revenue	94%	94%	66%	79%	88%	91%
_________________________________________
*
Platform revenue includes revenue related to our Mobile client products of $8.4 million and $22.2 million for the three months ended May 29, 2009 and May 30, 2008, respectively, or 23% and 42% of Platform revenues, respectively.

(in thousands)	Creative Solutions	Knowledge Worker	Enterprise	Platform*	Print and Publishing	Total
Six months ended May 29, 2009
Revenue	$872,476	$319,153	$117,551	$89,118	$92,765	$1,491,063
Cost of revenue	82,322	20,218	25,218	11,474	10,129	149,361
Gross profit	$790,154	$298,935	$92,333	$77,644	$82,636	$1,341,702
Gross profit as a percentage of revenue	91%	94%	79%	87%	89%	90%

Six months ended May 30, 2008
Revenue	$1,070,719	$393,937	$108,520	$95,960	$108,195	$1,777,331
Cost of revenue	70,308	23,713	35,581	21,210	14,529	165,341
Gross profit	$1,000,411	$370,224	$72,939	$74,750	$93,666	$1,611,990
Gross profit as a percentage of revenue	93%	94%	67%	78%	87%	91%
_________________________________________
*
Platform revenue includes revenue related to our Mobile client products of $34.5 million and $37.4 million for the six months ended May 29, 2009 and May 30, 2008, respectively, or 39% of Platform revenues for both periods.

NOTE 16.  SUBSEQUENT EVENTS

Stock Repurchase Programs

Subsequent to May 29, 2009, as part of Stock Repurchase Program I, we entered into structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $350.0 million. This amount will be classified as treasury stock on our balance sheet. See Note 9 for further discussion of our stock repurchase programs.

Purchase of Real Property

Subsequent to May 29, 2009, we completed the purchase of real property located in Waltham, Massachusetts. The purchase price for the property was $44.2 million. We made an initial deposit of $7.0 million which was included in security and other deposits as of May 29, 2009. This deposit was held in escrow until closing and then applied to the purchase price. Closing occurred on June 16, 2009 and the remaining balance was paid. See Note 4 for further discussion of this transaction.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion (unaudited and presented in millions, except share and per share amounts) should be read in conjunction with the condensed consolidated financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including the Annual Report on Form 10-K for fiscal 2008. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,”  “targets,” “estimates,” “looks for,” “looks to” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

BUSINESS OVERVIEW

Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of creative, business and mobile software and services used by creative professionals, designers, knowledge workers, consumers, original equipment manufacturers (“OEM”) partners, developers and enterprises for creating, managing, delivering and engaging with compelling content and experiences across multiple operating systems, devices and media. We distribute our products through a network of distributors and dealers, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”) and OEMs, direct to end users and through our Web site at www.adobe.com. We also license our technology to hardware manufacturers, software developers and service providers, and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia. Our software runs on personal computers with Microsoft Windows, Apple OS, Linux, UNIX and various non-PC platforms, depending on the product.

We maintain executive offices and principal facilities at 345 Park Avenue, San Jose, California 95110-2704. Our telephone number is 408-536-6000. We maintain a Web site at www.adobe.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC Web site at www.sec.gov.

OPERATIONS OVERVIEW

Effective in the first quarter of fiscal 2009, our former Mobile and Devices Solutions segment, which was integrated into our Platform business unit to better align our engineering and marketing efforts, is now reported as part of the Platform segment. Prior year information has been updated to reflect the integration of these business units.

During the second quarter of fiscal 2009, our worldwide business continued to be impacted by the generally weak macro-economic environment.  Although we believe our business in the United States (“U.S.”) has stabilized since our first fiscal quarter of this year, overall end-user demand for most of our products, particularly our Adobe Creative Suite family of products and our Adobe Acrobat family of products, remains weaker than comparable periods during fiscal 2008. Despite this impact on our overall revenue achievement, we continued to proactively control our costs to deliver earnings per share and profit margin results within the target ranges we publicly provided at the outset of the quarter.

In our Creative Solutions segment, revenue for our CS4 family of products continues to fall behind the revenue achieved for the equivalent CS3 products for the comparable period of time. We attribute this weakness to the economic conditions affecting the business of our creative professional customers.  Based on economic predictions and market trends such as marketing and ad spending, we do not expect the market environment for creative products to improve materially in the near term.

Our Knowledge Worker segment also continued to be affected by a slow-down in demand, resulting in a year-over-year revenue decline.  We attribute this weakness to reduced corporate spending.  We do not expect the market environment to improve materially in the near term.

In our Enterprise segment, second quarter fiscal 2009 revenue declined sequentially from the revenue achieved in the first quarter of fiscal 2009 and second quarter fiscal 2009 revenue was essentially flat on a year-over-year basis. The segment performed better than our overall business.

Our Platform segment revenue declined sequentially and on a year-over-year basis primarily due to lower revenue from licensing of our Flash Lite client technologies by mobile handset OEM and consumer electronic device manufacturers. We have stated we expect the May 1, 2008 announcement of the Open Screen Project to substantially reduce our mobile and device revenue this fiscal year due to the removal of licensing fees for Open Screen Project members on the next major releases of our Adobe Flash Platform technologies.  Partially offsetting this revenue decline within our Platform segment is the build out of OEM relationships with companies in which we offer their applications as part of the download of our client technologies such as Adobe Reader, Adobe Flash Player and Adobe Shockwave Player.

Product revenues reported in our Print and Publishing business segment were also affected by end-user demand weakness because of economic conditions. We expect end-user demand weakness to continue in the near term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended May 29, 2009 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 28, 2008.

RESULTS OF OPERATIONS

Revenue for the Three and Six Months Ended May 29, 2009 and May 30, 2008 (in millions)

	Three Months		Percent	Six Months		Percent
	2009	2008	Change	2009	2008	Change
Product	$660.1	$841.3	(22)%	$1,402.3	$1,693.2	(17)%
Percentage of total revenue	94%	95%		94%	95%
Services and support	44.6	45.6	(2)%	88.8	84.1	6%
Percentage of total revenue	6%	5%		6%	5%
Total revenue	$704.7	$886.9	(21)%	$1,491.1	$1,777.3	(16)%

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

Segment Information (in millions)

	Three Months		Percent	Six Months		Percent
	2009	2008	Change	2009	2008	Change
Creative Solutions	$411.7	$527.2	(22)%	$872.5	$1,070.7	(19)%
Percentage of total revenue	58%	59%		59%	60%
Knowledge Worker	156.0	198.4	(21)%	319.1	393.9	(19)%
Percentage of total revenue	22%	23%		21%	22%
Enterprise	53.7	54.4	(1)%	117.6	108.5	8%
Percentage of total revenue	8%	6%		8%	6%
Platform	36.8	52.6	(30)%	89.1	96.0	(7)%
Percentage of total revenue	5%	6%		6%	5%
Print and Publishing	46.5	54.3	(15)%	92.8	108.2	(14)%
Percentage of total revenue	7%	6%		6%	7%
Total revenue	$704.7	$886.9	(21)%	$1,491.1	$1,777.3	(16)%

Revenue from Creative Solutions decreased $115.5 million and $198.2 million during the three and six months ended May 29, 2009, respectively, as compared to the three and six months ended May 30, 2008. This decrease during the three and six months ended May 29, 2009 as compared to the three and six months ended May 30, 2008 was driven largely by a 18% and 16% decline in Creative Suites related revenue and a decline of 32% and 26% in Photoshop point product revenue, respectively. Also contributing to the decrease during the three months ended May 29, 2009 as compared to the three months ended May 30, 2008 was an overall decline in both unit average selling prices and the number of units licensed. During the six months ended May 29, 2009 as compared to the six months ended May 30, 2008 we also experienced a decline in the number of units licensed.

Revenue from Knowledge Worker decreased $42.4 million and $74.8 million during the three and six months ended May 29, 2009, respectively, as compared to the three and six months ended May 30, 2008, primarily due to a decrease in revenue from our Acrobat family of products. We attribute the decline in revenue to lower volume licensing through our licensing programs by our enterprise customers, as well as a decrease in the number of units sold through our shrink-wrap distribution channel. Also contributing to the decrease was an overall decline in the number of units licensed during the three and six months ended May 29, 2009. Average unit selling prices have remained relatively consistent.

Revenue from Enterprise was relatively consistent during the three months ended May 29, 2009, as compared to the three months ended May 30, 2008. Revenue from Enterprise increased $9.1 million during the six months ended May 29, 2009, as compared to the six months ended May 30, 2008 primarily due to strong performance in our first quarter of fiscal 2009.

Revenue from Platform decreased $15.8 million and $6.9 million during the three and six months ended May 29, 2009, respectively, compared to the three and six months ended May 30, 2008. The decrease was primarily due to lower mobile revenue from OEM partners who license our Flash Lite product.

Revenue from Print and Publishing decreased $7.8 million and $15.4 million during the three and six months ended May 29, 2009, respectively, compared to the three and six months ended May 30, 2008. The decrease resulted principally from a slight decline in revenue associated with our PostScript products.

Geographical Information (in millions)

	Three Months		Percent	Six Months		Percent
	2009	2008	Change	2009	2008	Change
Americas	$317.8	$383.8	(17)%	$643.9	$780.7	(18)%
Percentage of total revenue	45%	43%		43%	44%
EMEA	215.2	294.6	(27)%	492.7	618.5	(20)%
Percentage of total revenue	31%	33%		33%	35%
Asia	171.7	208.5	(18)%	354.5	378.1	(6)%
Percentage of total revenue	24%	24%		24%	21%
Total revenue	$704.7	$886.9	(21)%	$1,491.1	$1,777.3	(16)%

Overall revenue for the three and six months ended May 29, 2009 decreased when compared to the three and six months ended May 30, 2008 primarily due to a reduction in the adoption and licensing of our Creative Suite and Acrobat families of products. Success with our LiveCycle business, which is part of our Enterprise segment, offset part of the decline in the other businesses.

Revenue in the Americas decreased $66.0 million and $136.8 million during the three and six months ended May 29, 2009, respectively, compared to the three and six months ended May 30, 2008, primarily due to economic conditions resulting in weaker demand for our creative and knowledge worker products. Continued success with our LiveCycle enterprise business helped to offset some of this weakness.

Revenue in EMEA decreased $79.4 million and $125.8 million during the three and six months ended May 29, 2009, respectively, compared to the three and six months ended May 30, 2008, primarily due to weaker demand with our creative and knowledge worker products, similar to the impact noted in the Americas.

Revenue in Asia decreased $36.8 million and $23.6 million during the three and six months ended May 29, 2009, respectively, compared to the three and six months ended May 30, 2008, primarily due economic conditions resulting in weaker demand and normal seasonal declines.

Included in the overall decrease in revenue were impacts associated with foreign currency. Revenue in EMEA measured in U.S. dollars decreased approximately $25.1 million and $48.0 million, due to the strength of the U.S. dollar against the Euro, during the three and six months ended May 29, 2009, respectively, over the same reporting period last year. Although the U.S. dollar strengthened significantly against the Euro year-over-year, during the three and six months ended May 29, 2009, we were able to mitigate all but $19.9 million and $22.4 million, respectively, of this impact to our reported revenue with our currency hedging program which resulted in hedging gains of $5.2 million and $25.6 million, respectively. Revenue in Asia measured in U.S. dollars was favorably impacted by approximately $3.6 million and $18.5 million due to the strength of the Yen against the U.S. dollar during the three and six months ended May 29, 2009, respectively, over the same reporting period last year.

Product Backlog

The actual amount of product backlog at any particular time may not be a meaningful indicator of future business prospects. Backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. As of May 29, 2009, our backlog was approximately 4% of second quarter fiscal 2009 revenue. We had minimal backlog at the end of the first quarter of fiscal 2009.

Cost of Revenue for the Three and Six Months Ended May 29, 2009 and May 30, 2008 (in millions)

	Three Months		Percent	Six Months		Percent
	2009	2008	Change	2009	2008	Change
Product	$55.8	$58.3	(4)%	$114.7	$118.0	(3)%
Percentage of total revenue	8%	7%		8%	7%
Services and support	16.2	24.6	(34)%	34.7	47.3	(27)%
Percentage of total revenue	2%	3%		2%	3%
Total cost of revenue	$72.0	$82.9	(13)%	$149.4	$165.3	(10)%

Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue increased (decreased) due to the following:

	Percent Change 2008 to 2009 QTD	Percent Change 2008 to 2009 YTD
Hosted services	6%	6%
Royalty cost	8	5
Excess and obsolete inventory	1	3
Amortization of acquired rights to use technology	3	3
Localization costs related to our product launches	(4)	(3)
Amortization of purchased intangibles	(13)	(13)
Various individually insignificant items	(5)	(4)
Total change	(4)%	(3)%

The increase in hosted service costs was primarily related to the amortization of capitalized infrastructure costs for the three and six months ended May 29, 2009 as compared to the three and six months ended May 30, 2008.

The increase in royalty cost was due to additional costs for the use of third-party technology.

The decrease in localization costs was primarily due to a reduction in third-party localization performed for various products during the three and six months ended May 29, 2009 as compared to the three and six months ended May 30, 2008.

Amortization expense decreased during the three and six months ended May 29, 2009 as compared to the three and six months ended May 30, 2008, due to a decrease in amortization expense primarily associated with intangible assets purchased through the Macromedia acquisition, which are expected to be fully amortized at the end of fiscal 2009.

Services and Support

Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.

Cost of services and support revenue decreased during the three and six months ended May 29, 2009 as compared to the three and six months ended May 30, 2008, primarily due to decreases in compensation and related benefits driven by headcount reductions.

Operating Expenses for the Three and Six Months Ended May 29, 2009 and May 30, 2008 (in millions)

Research and Development, Sales and Marketing, and General and Administrative Expenses

Compensation costs decreased for the three and six months ended May 29, 2009 primarily due to lower profit sharing and employee bonuses based on company performance to date, when compared to the three and six months ended May 30, 2008.

Research and Development

	Three Months		Percent	Six Months		Percent
	2009	2008	Change	2009	2008	Change
Expenses	$138.5	$170.3	(19)%	$288.4	$338.8	(15)%
Percentage of total revenue	20%	19%		19%	19%

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses decreased due to the following:

	Percent Change 2008 to 2009 QTD	Percent Change 2008 to 2009 YTD
Compensation associated with incentive compensation and stock-based compensation	(17)%	(11)%
Various individually insignificant items	(2)	(4)
Total change	(19)%	(15)%

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

Sales and Marketing

	Three Months		Percent	Six Months		Percent
	2009	2008	Change	2009	2008	Change
Expenses	$243.2	$279.4	(13)%	$492.7	$542.0	(9)%
Percentage of total revenue	35%	32%		33%	30%

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

Sales and marketing expenses increased (decreased) due to the following:

	Percent Change 2008 to 2009 QTD	Percent Change 2008 to 2009 YTD
Marketing spending related to product launches and overall marketing efforts to further increase revenue	(1)%	1%
Compensation associated with incentive compensation and stock-based compensation	(8)	(7)
Various individually insignificant items	(4)	(3)
Total change	(13)%	(9)%

General and Administrative

	Three Months		Percent	Six Months		Percent
	2009	2008	Change	2009	2008	Change
Expenses	$70.8	$77.1	(8)%	$144.9	$160.0	(9)%
Percentage of total revenue	10%	9%		10%	9%

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

General and administrative expenses increased (decreased) due to the following:

	Percent Change 2008 to 2009 QTD	Percent Change 2008 to 2009 YTD
Provision for bad debts	1%	2%
Facilities and telecommunication	(4)	(2)
Professional and consulting fees	1	2
Compensation associated with incentive compensation and stock-based compensation	(9)	(8)
Charitable contributions	(1)	(7)
Various individually insignificant items	4	4
Total change	(8)%	(9)%

The decrease in charitable contributions during the six months ended May 30, 2008 reflects a change in the timing of contributions to the Adobe Foundation during the first quarter of 2009.

Restructuring Charges

	Three Months		Percent	Six Months		Percent
	2009	2008	Change	2009	2008	Change
Expenses	$3.5	$—	*	$15.8	$1.4	*
Percentage of total revenue	*	*		1%	*
_________________________________________

*	Percentage is not meaningful.

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

In the first quarter of fiscal 2009, we continued to implement restructuring activities under this program. We vacated approximately 89,000 square feet of research and development and sales facilities in the U.S., the United Kingdom and Canada.  In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146”), we accrued $8.5 million for the fair value of our future contractual obligations under the operating lease using our credit-adjusted risk-free interest rate, estimated at approximately 6% as of the date we ceased to use the leased property. This amount is net of the fair value of future estimated sublease income of approximately $3.9 million. We also recorded charges of $3.4 million for termination benefits for the elimination of approximately 43 of the remaining 100 full-time positions expected to be terminated.

In the second quarter of fiscal 2009, we accrued an additional $3.0 million under this program for termination benefits related to the elimination of approximately 48 of the remaining 57 full-time positions expected to be terminated.

As of May 29, 2009, accrued restructuring charges related to the 2008 restructuring program and the Macromedia acquisition totaled approximately $8.3 million and $9.9 million, respectively. We expect to pay these liabilities through fiscal 2013 and fiscal 2012, respectively.

Amortization of Purchased Intangibles

	Three Months		Percent	Six Months		Percent
	2009	2008	Change	2009	2008	Change
Expenses	$15.3	$17.1	(11)%	$30.7	$34.2	(10)%
Percentage of total revenue	2%	2%		2%	2%

Amortization expense decreased during the three and six months ended May 29, 2009 as compared to the three and six months ended May 30, 2008, due to a decrease in amortization expense associated with intangible assets purchased through the Macromedia acquisition.

Non-Operating Income (Expense) for the Three and Six Months Ended May 29, 2009 and May 30, 2008 (in millions)

	Three Months		Percent	Six Months		Percent
	2009	2008	Change	2009	2008	Change
Interest and other income, net	$4.8	$12.1	(60)%	$18.1	$25.4	(29)%
Percentage of total revenue	1%	1%		1%	1%
Interest expense	(0.6)	(3.8)	(84)%	(1.4)	(5.6)	(75)%
Percentage of total revenue	*	*		*	*
Investment gains (losses), net	(1.8)	9.5	(119)%	(19.1)	18.2	(205)%
Percentage of total revenue	*	1%		(1)%	1%
Total non-operating income (expense), net	$2.4	$17.8	(87)%	$(2.4)	$38.0	(106)%
_________________________________________

*	Percentage is not meaningful.

Interest and Other Income, net

Interest and other income, net, consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income, net also includes foreign exchange gains and losses, including those from hedging revenue transactions primarily denominated in Japanese Yen and Euro currencies.

Interest and other income, net, decreased during the three and six months ended May 29, 2009 as compared to the three and six months ended May 30, 2008. The decrease during the three months ended May 29, 2009 as compared to the three months ended May 30, 2008 is primarily due to increased foreign exchange losses and lower interest rates. The decrease during the six months ended May 29, 2009 as compared to the six months ended May 30, 2008 is primarily due to lower interest rates.

Interest Expense

Interest expense for the three and six months ended May 29, 2009, primarily represents interest associated with our credit facility. The outstanding balance as of May 29, 2009 was $350.0 million. Interest due under the credit facility is paid upon expiration of the LIBOR contract or at a minimum, quarterly. The decline in interest expense was primarily due to lower interest rates.

Investment Gains (Losses), net

Investment gains (losses), net, consist principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities, unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities), and gains and losses of Adobe Ventures. Our investment losses for the three and six months ended May 29, 2009 were primarily due to unrealized losses related to our Adobe Ventures and direct investments as compared to the three and six months ended May 30, 2008.

Provision for Income Taxes for the Three and Six Months Ended May 29, 2009 and May 30, 2008 (in millions)

	Three Months		Percent	Six Months		Percent
	2009	2008	Change	2009	2008	Change
Provision	$37.7	$63.1	(40)%	$84.4	$139.4	(39)%
Percentage of total revenue	5%	7%		6%	8%
Effective tax rate	23%	23%		23%	24%

Our effective tax rate was unchanged during the three months ended May 29, 2009 and May 30, 2008.  Our effective tax rate decreased approximately one percentage point during the six months ended May 29, 2009 as compared to the six months ended May 30, 2008. The decrease was primarily related to the availability of the U.S. research and development credit during fiscal 2009, which was not in effect during fiscal 2008 until our fourth quarter, and stronger forecasted international profits for fiscal 2009.

Summary of FIN 48

Under FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”), the gross unrecognized tax benefits at May 29, 2009 were $155.7 million, exclusive of interest and penalties. If the total unrecognized tax benefits at May 29, 2009 were recognized in the future, the following amounts, net of an estimated $13.1 million federal benefit related to deducting certain payments on future tax returns, would result: $64.1 million of unrecognized tax benefits would decrease the effective tax rate and $78.5 million would decrease goodwill.

As of May 29, 2009, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $16.2 million.

The accounting treatment related to certain unrecognized tax benefits from acquired companies, including Macromedia, will change when SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) becomes effective. SFAS 141R will be effective in the first quarter of our fiscal 2010. At such time, any changes to the recognition or measurement of these unrecognized tax benefits will be recorded through income tax expense, where currently the accounting treatment would require any adjustment to be recognized through the purchase price as an adjustment to goodwill.

The timing of the resolution of income tax examinations is highly uncertain and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues in the IRS and other examinations could be resolved within the next twelve months, based upon the current facts and circumstances, we cannot estimate the timing of such resolution or range of potential changes as it relates to the unrecognized tax benefits that are recorded as part of our financial statements. We do not expect any material settlements in the next twelve months but it is inherently uncertain to determine.

LIQUIDITY AND CAPITAL RESOURCES

This data should be read in conjunction with our condensed consolidated statements of cash flows.

(in millions)	May 29, 2009	November 28, 2008
Cash, cash equivalents and short-term investments	$2,664.2	$2,019.2
Working capital	$2,474.1	$1,972.5
Stockholders’ equity	$4,801.0	$4,410.4

Summary of our cash flows (in millions):

	May 29, 2009	May 30, 2008
Net cash provided by operating activities	$627.3	$731.1
Net cash (used for) provided by investing activities	(349.3)	259.7
Net cash provided by (used for) financing activities	48.9	(778.4)
Effect of foreign currency exchange rates on cash and cash equivalents	13.4	3.6
Net increase in cash and cash equivalents	$340.3	$216.0

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll related expenses; general operating expenses including marketing, travel and office rent; and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and participation in the ESPP.

Cash Flows from Operating Activities

Net cash provided by operating activities of $627.3 million for the six months ended May 29, 2009, was primarily comprised of net income plus the net effect of non-cash expenses. The primary working capital sources of cash were net income coupled with decreases in trade receivables, prepaid expenses and other current assets. Trade receivables decreased primarily from CS4 revenue that was shipped in the latter half of the fourth quarter of fiscal 2008 and collected during the first quarter of fiscal 2009, in addition to lower overall gross revenue and improved collections.

The primary working capital uses of cash were decreases in deferred revenue, accrued expenses, accrued restructuring and trade payables. Decreases in deferred revenue related primarily to deferred revenue that was recognized in the first quarter of fiscal 2009 associated with our free of charge upgrades for CS4 and Adobe Photoshop Lightroom products as well as declines in maintenance and support orders. Accrued expenses decreased primarily due to payments for employee bonuses and commissions related to fiscal 2008. Accrued restructuring decreased primarily due to payments related to the 2008 restructuring program that was initiated in the fourth quarter of fiscal 2008, offset in part by new charges.

Cash Flows from Investing Activities

Net cash from investing activities changed from cash provided for the six months ended May 30, 2008 of $259.7 million to cash used for the six months ended May 29, 2009 of $349.3 million primarily due to increases in purchases of short-term investments, offset in part by maturities and sales of short-term investments. The proceeds from the short-term investments during the six months ended May 30, 2008 were greater than those in the corresponding period of fiscal 2009 as we liquidated certain investments in the first quarter of fiscal 2008 to fund the repurchase of our stock under our structured repurchase program.  The use of cash for investing activities during the six months ended May 29, 2009 as compared to the six months ended May 30, 2008 was also offset by our continued focus on cost control efforts. This is reflected in the decrease in cash used for purchases of property and equipment, long-term investments and other assets.

Cash Flows from Financing Activities

Net cash from financing activities changed from cash used for the six months ended May 30, 2008 of $778.4 million to cash provided for the six months ended May 29, 2009 of $48.9 million primarily due to minimal activity for treasury stock purchases during the six months ended May 29, 2009. (See the sections titled “Stock Repurchase Program I” and “Stock Repurchase Program II” discussed below).

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

We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 56% of our consolidated invested balances during the second quarter of fiscal 2009. Within the U.S., the portfolio is invested primarily in money market funds for working capital purposes. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury securities.

Stock Repurchase Program I

During the six months ended May 29, 2009, we repurchased approximately 5.9 million shares at an average price per share of $22.70 through structured repurchase agreements entered into during fiscal 2008. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval, and the average VWAP of our stock during the interval less the agreed upon discount.

Subsequent to May 29, 2009, we entered into structured stock repurchase agreements with large financial institutions whereupon we provided the financial institutions with prepayments of $350.0 million. The $350.0 million will be classified as treasury stock on our balance sheet. See Notes 9 and 16 of our Notes to Condensed Consolidated Financial Statements for further discussion of our stock repurchase programs.

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

Refer to Part II, Item 2 in this report for share repurchases during the quarter ended May 29, 2009.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of May 29, 2009 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 12 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

Financial Covenants

Our credit facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. Our leases for the East and West Towers and the Almaden Tower are both subject to standard covenants including certain financial ratios as defined in the lease agreements, that are reported to the lessors quarterly. As of May 29, 2009, we were in compliance with all of our financial covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57, and 107 and rescission of FIN No. 34,” the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002 must be recognized as a liability on our condensed consolidated balance sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of May 29, 2009, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $1.8 million.

Indemnifications

In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third-parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no significant changes in our market risk exposures for the three and six months ended May 29, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of May 29, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended May 29, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Uncertainty about future economic and political conditions makes it difficult for us to forecast operating results and to make decisions about future investments. For example, the direction and relative strength of the global economy has recently been increasingly uncertain due to softness in the real estate and mortgage markets, volatility in fuel and other energy costs, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors affecting spending behavior. If economic growth in the U.S. and other countries’ economies is slowed, many customers may delay or reduce technology purchases or marketing spending. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.

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

The process of developing new high technology products and enhancing existing products is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products. Our inability to extend our core technologies into new applications and new platforms, including the mobile and embedded devices market, and to anticipate or respond to technological changes could affect continued market acceptance of our products and our ability to develop new products and services. Additionally, any delay in the development, production, marketing or distribution of a new product or upgrade to an existing product could cause a decline in our revenue, earnings or stock price and could harm our competitive position.

We offer our desktop application-based products primarily on Windows and Macintosh platforms. We generally offer our server-based products on the Linux platform as well as the Windows and UNIX platforms. To the extent that there is a slowdown of customer purchases of personal computers on either the Windows or Macintosh platform or in general, or to the extent that significant demand arises for our products or competitive products on other platforms before we choose and are able to offer our products on these platforms our business could be harmed. Additionally, to the extent that we have difficulty transitioning product or version releases to new Windows and Macintosh operating systems, or to the extent new releases of operating systems or other third-party products make it more difficult for our products to perform, our business could be harmed.

Introduction of new products and business models by existing and new competitors could harm our competitive position and results of operations.

The markets for our products are characterized by intense competition, evolving industry standards and business models, disruptive software and hardware technology developments, frequent new product introductions, short product life cycles, price cutting, with resulting downward pressure on gross margins, and price sensitivity on the part of consumers. Our future success will depend on our ability to enhance our existing products, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological changes. For example, Microsoft Windows Vista operating system which contains a fixed document format, XPS, competes with Adobe PDF. Additionally, Microsoft Office 2007, which offers a feature to save Microsoft Office documents as PDF files, competes with Adobe PDF creation. Microsoft Expression Studio competes with our Adobe Creative Suite family of products and Microsoft Silverlight and Visual Studio, Web development tools for RIAs, compete with Adobe Flash, Adobe Flex and Adobe AIR. Google Gears and Sun’s JavaFX, alternative approaches to deploying RIAs compete with Adobe Flash and Adobe AIR. Additionally, HTML 5 specifies scripting applications programming interfaces which if broadly implemented in browsers could compete with Adobe Flash. Companies, such as Google, Sun, Apple and Microsoft, may introduce competing software offerings for free or open source vendors may introduce competitive products. In addition, recent advances in computing and communications technologies have made the software as a service (“SaaS”) business model viable. SaaS allows companies to provide applications, data and related services over the Internet. Providers use primarily advertising or subscription-based revenue models. We are exploring the deployment of our own SaaS strategies, but may not be able to develop the infrastructure and business models as quickly as our competitors. If any of these competing products or services achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of our Annual Report on Form 10-K for fiscal 2008.

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

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights, or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. Third-party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from manufacturing or licensing certain of our products, subject us to injunctions restricting our sale of products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products. Any of these could seriously harm our business.

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

Additionally, we take significant measures to protect the secrecy of our confidential information and trade secrets, including our source code. If unauthorized disclosure of our source code occurs, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third-parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors, and partners. However there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations it may be difficult and or costly for us to enforce our rights.

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

•
exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to, claims from terminated employees, customers, former stockholders or other third-parties;

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

A significant amount of our revenue for application products is from two distributors, Ingram Micro, Inc. and Tech Data Corporation, which represented 13% and 8% of our net revenue for the second quarter of fiscal 2009, respectively. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and Tech Data and their subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In the second quarter of fiscal 2009, no single agreement with these distributors was responsible for over 10% of our total net revenue. If any one of our agreements with these distributors were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.

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

In addition, approximately 45% of our employees are located outside the U.S. This means we have exposure to changes in foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We also intend to continue expansion of our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively, or as quickly as our competitors, in these markets, which would cause our results to suffer. Moreover, local laws and customs in many countries differ significantly from those in the U.S. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such U.S. laws may be customary, will not take actions in violation of our internal policies. Any such violation, even if prohibited by our internal policies, could have an adverse effect on our business.

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

Under GAAP, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations. For example, our Mobile and Device Solutions business, which is now reported as part of our Platform segment in fiscal 2009, is in an emerging market with high growth potential. We recently announced the Open Screen Project. As part of the project, we will be removing the license fees on the next major releases of Adobe Flash Player and Adobe AIR for devices. Revenue from this segment has begun to decrease. Although we would expect this decrease to be offset in time by an increased demand for tooling products, server technologies, hosted services and applications, if future revenue or revenue forecasts for our Platform segment do not meet our expectations, we may be required to record a charge to earnings reflecting an impairment of recorded goodwill or intangible assets.

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

Our cash equivalent and short-term investment portfolio as of May 29, 2009 consisted of US treasury securities, bonds of government agencies, obligations of foreign governments, corporate bonds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of May 29, 2009, we had no material impairment charges associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the three months ended May 29, 2009. See Note 9 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase programs.

Plan/Period(1)	Shares Repurchased(2)	Average Price Per Share	Maximum Number of Shares that May Yet be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be repurchased as of February 27, 2009			128,950,039	(3)
February 28—March 27, 2009
From employees(4)	—	$—
Structured repurchases	887,193	$22.20
March 28—April 24, 2009
From employees(4)	—	$—
Structured repurchases	—	$—
April 25—May 29, 2009
From employees(4)	36	$26.69
Structured repurchases	—	$—
Adjustments to repurchase authority for net dilution	—		1,614,737	(5)
Total shares repurchased	887,229		(887,229)
Ending shares available to be repurchased under Program I as of May 29, 2009			129,677,547	(6)

_________________________________________

(1)
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders, held on April 1, 2009, our stockholders voted on the following proposals:

1. Elect five Class II members of the Board of Directors to serve for a two-year term:

Name	Votes For	Votes Against	Votes Abstained
Robert K. Burgess	439,973,284	12,731,474	704,604
Carol Mills	439,716,679	12,975,743	716,940
Daniel Rosensweig	446,394,210	6,434,992	580,160
Robert Sedgewick	440,412,606	12,263,011	733,744
John E. Warnock	439,977,398	12,793,335	638,629

2. Approve the amendment of the 2003 Equity Incentive Plan.

For	305,817,775
Against	78,784,369
Abstain	857,447
Broker non-votes	67,949,771

3.  Ratify the appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending on November 27, 2009.

For	443,892,604
Against	9,038,643
Abstain	477,115

ITEM 5.  OTHER INFORMATION

On June 25, 2009, our Board of Directors approved a new form of indemnification agreement (the “Revised Indemnification Agreement”), which will replace Adobe’s existing indemnification agreements. The Revised Indemnification Agreement clarifies certain language in the existing indemnification agreements and is designed to provide members of our Board of Directors, executive officers and other selected officers of Adobe (collectively the “Covered Parties”), the maximum protection available under applicable law in connection with their services to Adobe and our affiliates. In addition, unless otherwise approved by our Board of Directors prior to a change of control of Adobe, we are required to maintain directors’ and officers’ insurance with respect to the Covered Parties. We intend to enter into the Revised Indemnification Agreement with current and future Covered Parties.

The foregoing description of the Revised Indemnification Agreement is qualified in its entirety by reference to the form of Revised Indemnification Agreement, a copy of which is attached hereto as Exhibit 10.12, and incorporated herein by reference.

ITEM 6.  EXHIBITS

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Bylaws	8-K	1/13/09	3.1

3.2	Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	7/16/01	3.6

3.2.1	Certificate of Correction of Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	4/11/03	3.6.1

3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/08/03	3.3

4.1	Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-K	7/03/00	1

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-A/2G/A	5/23/03	7

10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6

10.2	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/4/08	10.2

10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40

10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	1/24/08	10.5

10.6	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6

10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37

10.10	2003 Equity Incentive Plan, as amended and restated*	DEF 14A	2/20/09	Appendix A

10.11	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	4/4/08	10.11

10.12	Form of Indemnity Agreement*				X

10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/07/04	10.14

10.15	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

10.16	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.17	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999	10-K	3/30/00	10.23

10.18	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000	10-Q	8/14/00	10.3

10.19	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.19

10.20	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.20

10.21	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/07/04	10.11

10.22	2008 Executive Officer Annual Incentive Plan*	8-K	1/30/08	10.4

10.23	2005 Equity Incentive Assumption Plan, as amended*	10-Q	4/4/08	10.23

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.24	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	10-Q	4/4/08	10.24

10.25	Allaire Corporation 1997 Stock Incentive Plan*	S-8	03/27/01	4.06

10.26	Allaire Corporation 1998 Stock Incentive Plan*	S-8	03/27/01	4.07

10.27	Allaire Corporation 2000 Stock Incentive Plan*	S-8	03/27/01	4.08

10.28	Andromedia, Inc. 1996 Stock Option Plan*	S-8	12/07/99	4.07

10.29	Andromedia, Inc. 1997 Stock Option Plan*	S-8	12/07/99	4.08

10.30	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09

10.31	ESI Software, Inc. 1996 Equity Incentive Plan*	S-8	10/18/99	4.08

10.32	eHelp Corporation 1999 Equity Incentive Plan*	S-8	12/29/03	4.08

10.33	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.34	Bright Tiger Technologies, Inc. 1996 Stock Option Plan*	S-8	03/27/01	4.11

10.35	Live Software, Inc. 1999 Stock Option/Stock Issuance Plan*	S-8	03/27/01	4.10

10.36	Macromedia, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.07

10.37	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	08/03/01	10.01

10.38	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	08/10/05	4.08

10.39	Form of Macromedia, Inc. Stock Option Agreement*	S-8	08/10/05	4.09

10.40	Middlesoft, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.09

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.41	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.42	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/08/05	10.01

10.43	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.1

10.44	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.45	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.46	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.47	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.1

10.48	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.2

10.49	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.50	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4

10.51	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.52	First Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of February 11, 2008*	8-K	2/13/08	10.1

10.53	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	8-K	2/13/08	10.2

10.54	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.55	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.56	Credit Agreement, dated as of February 16, 2007, among Adobe Systems Incorporated and Certain Subsidiaries as Borrowers; BNP Paribas, Keybank National Association, and UBS Loan Finance LLC as Co-Documentation Agents; JPMorgan Chase Bank, N.A. as Syndication Agent; Bank of America, N.A. as Administrative Agent and Swing Line Lender; the Other Lenders Party Thereto; and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	8/16/07	10.1

10.57	Amendment to Credit Agreement, dated as of August 13, 2007, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	8/16/07	10.2

10.58	Second Amendment to Credit Agreement, dated as of February 26, 2008, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	2/29/08	10.1

10.59	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.60	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.60

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.61	Form of Director Initial Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.61

10.62	Form of Director Annual Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.62

10.63	Description of 2009 Director Compensation*	10-K	1/23/09	10.63

10.64	2009 Performance Share Program Award Calculation Methodology*	8-K	1/29/09	10.3

10.65	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

101.INS	XBRL Instance††				X

101.SCH	XBRL Taxonomy Extension Schema††				X

101.CAL	XBRL Taxonomy Extension Calculation††				X

101.LAB	XBRL Taxonomy Extension Labels††				X

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

101.PRE	XBRL Taxonomy Extension Presentation††	X

101.DEF	XBRL Taxonomy Extension Definition††	X

_________________________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.17 and 10.18 are to filings made by the Allaire Corporation. References to Exhibits 10.25 through 10.42 are to filings made by Macromedia, Inc.

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
Mark Garrett
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: June 26, 2009

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the U.S. and/or other countries, are referenced in this Form 10-Q:

Adobe
Adobe AIR
Acrobat
Acrobat Connect
Creative Suite
Flash
Flash Lite
Flex
Flex Builder
LiveCycle
Macromedia
Photoshop
PostScript
Reader
Shockwave

           All other trademarks are the property of their respective owners.