Form 10-Q
period 2009-08-28
ADOBE SYSTEMS INC
filed 2009-10-01
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2009

or

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

The number of shares outstanding of the registrant’s common stock as of September 25, 2009 was 523,760,118.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	August 28, 2009	November 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,132,144	$886,450
Short-term investments	1,424,317	1,132,752
Trade receivables, net of allowances for doubtful accounts of $6,153 and $4,128, respectively	281,807	467,234
Deferred income taxes	72,163	110,713
Prepaid expenses and other current assets	80,503	137,954
Total current assets	2,990,934	2,735,103
Property and equipment, net	335,752	313,037
Goodwill	2,125,946	2,134,730
Purchased and other intangibles, net	117,384	214,960
Investment in lease receivable	207,239	207,239
Other assets	184,705	216,529
Total assets	$5,961,960	$5,821,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$48,416	$55,840
Accrued expenses	349,077	399,969
Accrued restructuring	8,230	35,690
Income taxes payable	20,332	27,136
Deferred revenue	188,328	243,964
Total current liabilities	614,383	762,599
Long-term liabilities:
Debt	350,000	350,000
Deferred revenue	29,866	31,356
Accrued restructuring	4,967	6,214
Income taxes payable	137,296	123,182
Deferred income taxes	105,597	117,328
Other liabilities	25,293	20,565
Total liabilities	1,267,402	1,411,244
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 524,665 and 526,111 shares outstanding, respectively	61	61
Additional paid-in-capital	2,303,342	2,396,819
Retained earnings	5,331,957	4,913,406
Accumulated other comprehensive income	21,728	57,222
Treasury stock, at cost (76,169 and 74,723 shares, respectively), net of reissuances	(2,962,530)	(2,957,154)
Total stockholders’ equity	4,694,558	4,410,354
Total liabilities and stockholders’ equity	$5,961,960	$5,821,598

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 28, 2009	August 29, 2008	August 28, 2009	August 29, 2008
Revenue:
Products	$649,865	$838,813	$2,052,119	$2,532,076
Services and support	47,642	48,444	136,451	132,512
Total revenue	697,507	887,257	2,188,570	2,664,588
Cost of revenue:
Products	49,365	84,623	164,041	202,657
Services and support	15,682	26,228	50,367	73,535
Total cost of revenue	65,047	110,851	214,408	276,192
Gross profit	632,460	776,406	1,974,162	2,388,396
Operating expenses:
Research and development	138,902	170,124	427,289	508,909
Sales and marketing	231,320	271,439	724,020	813,399
General and administrative	79,593	97,156	224,462	257,163
Restructuring charges	65	1,194	15,866	2,625
Amortization of purchased intangibles	14,978	17,024	45,654	51,222
Total operating expenses	464,858	556,937	1,437,291	1,633,318
Operating income	167,602	219,469	536,871	755,078
Non-operating income (expense):
Interest and other income, net	6,667	9,338	24,753	34,778
Interest expense	(460)	(2,390)	(1,872)	(8,027)
Investment gains (losses), net	607	2,097	(18,444)	20,335
Total non-operating income (expense), net	6,814	9,045	4,437	47,086
Income before income taxes	174,416	228,514	541,308	802,164
Provision for income taxes	38,371	36,906	122,757	176,267
Net income	$136,045	$191,608	$418,551	$625,897
Basic net income per share	$0.26	$0.36	$0.79	$1.15
Shares used in computing basic net income per share	525,911	531,060	528,015	542,624
Diluted net income per share	$0.26	$0.35	$0.79	$1.13
Shares used in computing diluted net income per share	531,809	541,311	532,846	552,739

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	August 28, 2009	August 29, 2008
Cash flows from operating activities:
Net income	$418,551	$625,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	197,386	202,841
Stock-based compensation	126,231	137,613
Deferred income taxes	22,671	34,336
Unrealized losses (gains) on investments	13,308	(9,690)
Retirements of property and equipment	3,435	185
Tax benefit from employee stock option plans	2,711	83,740
Provision for losses on trade receivables	3,049	3,870
Other non-cash items	2,464	2,709
Excess tax benefits from stock-based compensation	(84)	(23,635)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables	182,377	(13,695)
Prepaid expenses and other current assets	15,663	2,044
Trade payables	(7,424)	(3,574)
Accrued expenses	(44,351)	(43,996)
Accrued restructuring	(27,527)	(5,418)
Income taxes payable	12,619	(73,957)
Deferred revenue	(57,126)	23,163
Net cash provided by operating activities	863,953	942,433
Cash flows from investing activities:
Purchases of short-term investments	(1,142,015)	(840,782)
Maturities of short-term investments	333,219	520,784
Proceeds from sales of short-term investments	504,958	486,904
Purchases of property and equipment	(84,659)	(88,481)
Acquisitions, net of cash acquired	—	485
Purchases of long-term investments and other assets	(24,891)	(102,085)
Proceeds from sale of long-term investments	4,909	18,085
Other	3,271	—
Net cash used for investing activities	(405,208)	(5,090)
Cash flows from financing activities:
Purchases of treasury stock	(350,013)	(1,422,735)
Proceeds from issuance of treasury stock	122,219	301,454
Excess tax benefits from stock-based compensation	84	23,635
Proceeds from borrowings under credit facility	—	450,000
Repayments of borrowings under credit facility	—	(100,000)
Net cash used for financing activities	(227,710)	(747,646)
Effect of foreign currency exchange rates on cash and cash equivalents	14,659	(1,856)
Net increase in cash and cash equivalents	245,694	187,841
Cash and cash equivalents at beginning of period	886,450	946,422
Cash and cash equivalents at end of period	$1,132,144	$1,134,263
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$78,635	$129,320
Cash paid for interest	$453	$2,311

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended August 28, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 28, 2008, that are of significance, or potential significance, to us.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of GAAP, a replacement of SFAS No. 162” (“SFAS 168”). SFAS 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will be effective for us beginning in the fourth quarter of fiscal 2009. On the effective date of SFAS 168, it will supersede all then-existing non-SEC accounting and reporting standards. As SFAS 168 is not intended to change or alter existing GAAP, it is not expected to have any impact on our consolidated financial statements and will only impact references for accounting guidance.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R)” (“SFAS 167”), which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of SFAS 167 are effective for interim and annual reporting periods ending after November 15, 2009 and will be effective for us beginning in the fourth quarter of fiscal 2009. We are currently evaluating the impact of adopting SFAS 167 on our consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS 165 during the third quarter of fiscal 2009 and as the pronouncement only requires additional disclosures, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through October 1, 2009, the date that these financial statements were issued.

In April 2009, the FASB issued three related FASB Staff Positions (“FSP”): (i) FSP Financial Accounting Standard (“FAS”) No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in GAAP for  debt  securities to  modify the requirement for recognizing other-than-temporary impairments, change the existing

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

impairment model, and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). We adopted these FSPs during the third quarter of fiscal 2009 and they did not have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2008, the FASB issued FSP FAS No. 133-1 and FIN No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS No. 133 and FIN No. 45; and Clarification of the Effective Date of SFAS No. 161” (“FSP FAS 133-1 and FIN 45-4”).  FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of SFAS No. 5, 57, and 107 and rescission of  FIN No. 34” (“FIN 45”), to require additional disclosure about the current status of the payment/performance risk of a guarantee.  The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). We adopted the disclosures required by SFAS 161 in the first quarter of fiscal 2009. Since FSP FAS 133-1 and FIN 45-4 only required additional disclosures, the adoption did not impact our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.”  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. FSP FAS 142-3 is effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. As this guidance is to be applied prospectively, on adoption, there is no impact to our current consolidated financial statements.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

NOTE 2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. We classify all of our cash equivalents and short-term investments as “available-for-sale.” These investments are free of trading restrictions or become free of trading restrictions within one year. We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Gains are recognized when realized in our Condensed Consolidated Statements of Income. Losses are recognized as realized or when we have determined that an other-than-temporary decline in fair value has occurred. Gains and losses are determined using the specific identification method.

 Cash, cash equivalents and short-term investments consisted of the following as of August 28, 2009 (in thousands):

	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$33,923	$—	$—	$33,923
Cash equivalents:
Money market mutual funds	1,043,750	—	—	1,043,750
Bank deposits	49,451	—	—	49,451
United States treasury notes	5,021	—	(1)	5,020
Total cash equivalents	1,098,222	—	(1)	1,098,221
Total cash and cash equivalents	1,132,145	—	(1)	1,132,144
Short-term investments:
United States treasury notes	749,616	5,164	(10)	754,770
United States government agency bonds	133,164	127	(21)	133,270
Government guaranteed bonds	265,448	1,724	(73)	267,099
Corporate bonds	204,126	3,626	(2)	207,750
Obligations of foreign governments	28,222	488	—	28,710
Bonds of multi-lateral government agencies	27,434	340	—	27,774
Subtotal	1,408,010	11,469	(106)	1,419,373
Other marketable equity securities	2,504	2,440	—	4,944
Total short-term investments	1,410,514	13,909	(106)	1,424,317
Total cash, cash equivalents and short-term investments	$2,542,659	$13,909	$(107)	$2,556,461

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of November 28, 2008 (in thousands):

	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$117,681	$—	$—	$117,681
Cash equivalents:
Money market mutual funds	682,148	—	—	682,148
Bank deposits	40,594	—	—	40,594
United States treasury notes	35,992	7	—	35,999
Corporate bonds	10,028	—	—	10,028
Total cash equivalents	768,762	7	—	768,769
Total cash and cash equivalents	886,443	7	—	886,450
Short-term investments:
United States treasury notes	863,772	14,384	(1)	878,155
Corporate bonds	109,415	219	(997)	108,637
Obligations of foreign governments	115,316	811	(33)	116,094
Bonds of multi-lateral government agencies	26,559	260	—	26,819
Subtotal	1,115,062	15,674	(1,031)	1,129,705
Other marketable equity securities	2,773	274	—	3,047
Total short-term investments	1,117,835	15,948	(1,031)	1,132,752
Total cash, cash equivalents and short-term investments	$2,004,278	$15,955	$(1,031)	$2,019,202

See Note 3 for further information regarding our financial instruments.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at August 28, 2009 (in thousands):

	Less Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
United States treasury notes and agency bonds	$108,878	$(32)	$108,878	$(32)
Government guaranteed bonds	23,084	(73)	23,084	(73)
Corporate bonds	3,473	(2)	3,473	(2)
Total	$135,435	$(107)	$135,435	$(107)

As of August 28, 2009, there were no securities in a continuous loss position for more than twelve months. There were 18 securities that were in an unrealized loss position at August 28, 2009.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at November 28, 2008 (in thousands):

	Less Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
United States treasury notes	$37,400	$(1)	$37,400	$(1)
Corporate bonds	67,606	(997)	67,606	(997)
Obligations of foreign governments	28,033	(33)	28,033	(33)
Total	$133,039	$(1,031)	$133,039	$(1,031)

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

As of November 28, 2008, there were no securities in a continuous loss position for more than twelve months. There were 33 securities that were in an unrealized loss position at November 28, 2008.

The following table summarizes the cost and estimated fair value of debt securities classified as short-term investments based on stated maturities as of August 28, 2009 (in thousands):

	Cost	Estimated Fair Value
Due within one year	$772,898	$775,869
Due within two years	317,246	320,399
Due within three years	241,150	243,434
Due after three years	76,716	79,671
Total	$1,408,010	$1,419,373

We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. The portion of the write-down related to credit loss would be recorded to investment gains (losses), net on our Condensed Consolidated Statements of Income for equity securities and to interest and other income, net for debt securities. Any portion of the other-than-temporary decline not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity on our Condensed Consolidated Balance Sheets.  As of August 28, 2009, we do not consider any of our investments to be other-than-temporarily impaired.

NOTE 3. FINANCIAL INSTRUMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs at August 28, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Current assets:
Money market funds and overnight deposits(1)	$1,093,201	$1,093,201	$—	$—
Fixed income available-for-sale securities(2)	1,424,393	—	1,424,393	—
Available-for-sale equity securities(3)	4,944	4,944	—	—
Total current assets	2,522,538	1,098,145	1,424,393	—
Non-current assets:
Investments of limited partnership(4)	34,705	—	—	34,705
Foreign currency derivatives(5)	4,688	—	4,688	—
Deferred compensation plan assets(4):
Money market funds	770	770	—	—
Equity and fixed income mutual funds	7,754	—	7,754	—
Subtotal for deferred compensation plan assets	8,524	770	7,754	—
Total non-current assets	47,917	770	12,442	34,705
Total assets	$2,570,455	$1,098,915	$1,436,835	$34,705
Liabilities:
Foreign currency derivatives(6)	$729	$—	$729	$—
Total liabilities	$729	$—	$729	$—

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

     The fair value of these financial assets and liabilities was determined using the following inputs at November 28, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Current assets:
Money market funds and overnight deposits(1)	$722,742	$722,742	$—	$—
Fixed income available-for-sale securities(2)	1,175,732	—	1,175,732	—
Available-for-sale equity securities(3)	3,047	3,047	—	—
Total current assets	1,901,521	725,789	1,175,732	—
Non-current assets:
Investments of limited partnership(4)	39,004	251	—	38,753
Foreign currency derivatives(5)	49,848	—	49,848	—
Deferred compensation plan assets(4):
Money market funds	704	704	—	—
Equity and fixed income mutual funds	6,856	—	6,856	—
Subtotal for deferred compensation plan assets	7,560	704	6,856	—
Total non-current assets	96,412	955	56,704	38,753
Total assets	$1,997,933	$726,744	$1,232,436	$38,753
Liabilities:
Foreign currency derivatives(6)	$1,739	$—	$1,739	$—
Total liabilities	$1,739	$—	$1,739	$—
_________________________________________

(1)	Included in cash and cash equivalents on our Condensed Consolidated Balance Sheets.

(2)	Included in either cash and cash equivalents or short-term investments on our Condensed Consolidated Balance Sheets.

(3)	Included in short-term investments on our Condensed Consolidated Balance Sheets.

(4)	Included in other assets on our Condensed Consolidated Balance Sheets.

(5)	Included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

(6)	Included in accrued expenses on our Condensed Consolidated Balance Sheets.

See Note 2 for further information regarding our financial instruments.

Fixed income available-for-sale securities include United States (“U.S.”) treasury securities, Agency or U.S. government guaranteed securities (75% of total), corporate bonds (15% of total), obligations of foreign governments and their agencies (8% of total), and obligations of multi-lateral government agencies (2% of total) at August 28, 2009 and U.S. treasury securities, Agency or U.S. government guaranteed securities (78% of total), corporate bonds (10% of total), obligations of foreign governments and their agencies (10% of total), and obligations of multi-lateral government agencies (2% of total) at November 28, 2008. These are all high quality, investment grade securities with a minimum credit rating of A- and a weighted average credit rating better than AA+. We value these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, we classify all of our fixed income available-for-sale securities as having Level 2 inputs. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

The investments of limited partnership relate to our interest in Adobe Ventures IV L.P. (“Adobe Ventures”), which are consolidated in our Condensed Consolidated Financial Statements. The Level 1 investments of limited partnership relate to investments in publicly-traded companies and the Level 3 investments consist of investments in privately-held companies. These investments are remeasured at fair value each period with any gains or losses recognized in investment gains (losses), net in our Condensed Consolidated Statements of Income. We estimated fair value of the Level 3 investments by considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

A reconciliation of the beginning and ending balances for investments of limited partnership using significant unobservable inputs (Level 3) as of August 28, 2009 and November 28, 2008 was as follows (in thousands):

Balance as of November 28, 2008	$38,753
Purchases and sales of investments, net	966
Unrealized net investment losses included in earnings	(5,014)
Balance as of August 28, 2009	$34,705

We also have direct investments in privately-held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment.  If we determine that an other-than-temporary impairment has occurred, we write-down the investment to its fair value. We estimated fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During the nine months ended August 28, 2009, we determined that certain of our cost method investments were other-than-temporarily impaired which resulted in a charge of $13.9 million, included in investment gains (losses), net in our Condensed Consolidated Statements of Income.  The fair value of cost method investments that were impaired was estimated using Level 3 inputs. We did not have any other-than-temporary impairments of our cost method investments during the three months ended August 28, 2009.

See Note 6 for further information regarding our limited partnership interest in Adobe Ventures and our cost method investments.

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

In accordance with SFAS 133, we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net on our Condensed Consolidated Statements of Income at that time.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

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

The aggregate fair value of derivative instruments in net asset positions as of August 28, 2009 was $4.7 million. This amount represents the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $0.7 million of liabilities included in master netting arrangements with those same counterparties.

The fair value of derivative instruments in our Condensed Consolidated Balance Sheets as of August 28, 2009 were as follows (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange option contracts(*)	Prepaid expense and other current assets	$4,507	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other current assets	181	Accrued expenses	729
Total derivatives		$4,688		$729
_________________________________________
(*)           Hedging effectiveness expected to be recognized to income within the next twelve months.

 The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges on our Condensed Consolidated Statements of Income for the three and nine months ended August 28, 2009 were as follows (in thousands):

	Three Months		Nine Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI(1)	$(329)	$—	$(14,516)	$—
Net gain (loss) reclassified from accumulated OCI into income(2)	$749	$—	$27,138	$—
Net gain (loss) recognized in income(3)	$(3,734)	$—	$(12,782)	$—

Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$(1,650)	$—	$(10,200)
_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income, net.

(4)	Classified in interest and other income, net.

NOTE 4. ACQUISTIONS

On August 13, 2009, we entered into a definitive agreement related to a potential business combination. We completed this business combination subsequent to our quarter ended August 28, 2009 for cash consideration of approximately $35.3 million. This acquisition was not material to our consolidated balance sheets and results of operations. See Note 18 for further discussion of this transaction and for a discussion of the planned acquisition of Omniture, Inc. ("Omniture").

NOTE 5. GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Goodwill as of August 28, 2009 and November 28, 2008 was $2.126 billion and $2.135 billion, respectively. The change includes reductions in goodwill of $7.5 million related to the release of tax reserves associated with the acquisitions of Accelio and Macromedia in addition to a facility lease obligation adjustment of $1.7 million related to Macromedia, offset in part by small foreign currency translation adjustments.

Purchased and other intangible assets subject to amortization as of August 28, 2009 were as follows (in thousands):

	Cost	Accumulated Amortization	Net
Purchased technology	$405,830	$(375,412)	$30,418
Localization	$24,441	$(16,567)	$7,874
Trademarks	130,925	(97,940)	32,985
Customer contracts and relationships	196,617	(150,754)	45,863
Other intangibles	800	(556)	244
Total other intangible assets	$352,783	$(265,817)	$86,966
Total purchased and other intangible assets	$758,613	$(641,229)	$117,384

            Purchased and other intangible assets subject to amortization as of November 28, 2008 were as follows (in thousands):

	Cost	Accumulated Amortization	Net
Purchased technology	$411,408	$(338,608)	$72,800
Localization	$23,751	$(6,156)	$17,595
Trademarks	130,925	(78,181)	52,744
Customer contracts and relationships	198,891	(127,520)	71,371
Other intangibles	800	(350)	450
Total other intangible assets	$354,367	$(212,207)	$142,160
Total purchased and other intangible assets	$765,775	$(550,815)	$214,960

Amortization expense related to purchased and other intangible assets was $34.4 million and $109.7 million for the three and nine months ended August 28, 2009, respectively. Comparatively, amortization expense was $43.2 million and $140.7 million for the three and nine months ended August 29, 2008, respectively. Of these amounts, $19.4 million and $64.1 million were included in cost of sales for the three and nine months ended August 28, 2009, respectively, and $26.2 million and $89.5 million were included in cost of sales for the three and nine months ended August 29, 2008, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

As of August 28, 2009, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year	Purchased Technology	Other Intangible Assets
Remainder of 2009	$13,736	$20,133
2010	8,301	52,202
2011	4,994	12,444
2012	3,387	1,009
2013	—	789
Thereafter	—	389
Total expected amortization expense	$30,418	$86,966

NOTE 6. OTHER ASSETS

Other assets as of August 28, 2009 and November 28, 2008 consisted of the following (in thousands):

	2009	2008
Acquired rights to use technology	$87,806	$90,643
Investments	61,110	76,589
Security and other deposits	8,655	16,087
Deferred compensation plan assets	8,524	7,560
Prepaid royalties	8,191	9,026
Restricted cash	4,089	7,361
Prepaid land lease	3,156	3,185
Prepaid rent	1,524	2,658
Other	1,650	3,420
Total other assets	$184,705	$216,529

Included in investments are our indirect investments through our limited partnership interest in Adobe Ventures of approximately $34.7 million and $39.0 million as of August 28, 2009 and November 28, 2008, respectively, which is consolidated in accordance with FIN No. 46R, a revision to FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The partnership is controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. We are the primary beneficiary of Adobe Ventures and bear virtually all of the risks and rewards related to our ownership. Our investment in Adobe Ventures does not have a significant impact on our condensed consolidated financial position, results of operations or cash flows. See Note 3 for further information regarding Adobe Ventures.

Also included in investments are our direct investments in privately-held companies of approximately $26.4 million and $37.6 million as of August 28, 2009 and November 28, 2008, respectively, which are accounted for based on the cost method. We assess these investments for impairment in value as circumstances dictate. See Note 3 for further information regarding our cost method investments.

We entered into a Purchase and Sale Agreement, effective May 12, 2008, for the acquisition of real property located in Waltham, Massachusetts. We purchased the property upon completion of construction of an office building shell and core, parking structure, and site improvements. The purchase price for the property was $44.7 million and closed on June 16, 2009. We made an initial deposit of $7.0 million which was included in security and other deposits as of November 28, 2008 and the remaining balance was paid at closing. This deposit was held in escrow until closing and then applied to the purchase price.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

NOTE 7. ACCRUED EXPENSES

Accrued expenses as of August 28, 2009 and November 28, 2008 consisted of the following (in thousands):

	2009	2008
Accrued compensation and benefits	$141,814	$177,760
Taxes payable	7,924	21,760
Sales and marketing allowances	22,888	28,127
Other	176,451	172,322
Total accrued expenses	$349,077	$399,969

Other primarily includes general corporate accruals for corporate marketing programs, local and regional expenses, and technical support. Other is also comprised of deferred rent related to office locations with rent escalations, accrued royalties, foreign currency derivatives and accrued interest on the credit facility.

NOTE 8. STOCK-BASED COMPENSATION

The assumptions used to value option grants during the three and nine months ended August 28, 2009 and August 29, 2008 were as follows:

	Three Months		Nine Months
	2009	2008	2009	2008
Expected life (in years)	3.7 – 3.8	3.5 – 3.6	3.0 – 3.8	2.3 – 4.7
Volatility	37 – 43%	34 – 37%	37 – 57%	32 – 39%
Risk free interest rate	1.93 – 2.24%	2.79 – 3.50%	1.16 – 2.24%	1.70 – 3.50%

The expected term of employee stock purchase plan (“ESPP”) shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three and nine months ended August 28, 2009 and August 29, 2008 were as follows:

	Three Months		Nine Months
	2009	2008	2009	2008
Expected life (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	40%	34 – 36%	40 – 57%	30 – 36%
Risk free interest rate	0.33 – 1.05%	2.12 – 2.66%	0.27 – 1.05%	2.12 – 3.29%

Summary of Stock Options

Option activity for the nine months ended August 28, 2009 and the fiscal year ended November 28, 2008 was as follows (in thousands):

	2009	2008
Beginning outstanding balance	40,704	47,742
Granted	4,914	5,462
Exercised	(4,370)	(9,983)
Cancelled	(2,699)	(2,517)
Ending outstanding balance	38,549	40,704

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

Information regarding stock options outstanding at August 28, 2009 and August 29, 2008 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2009
Options outstanding	38,549	$29.75	3.92	$176.9
Options vested and expected to vest	36,986	$29.78	3.84	$168.5
Options exercisable	26,573	$29.21	3.23	$127.8

2008
Options outstanding	42,070	$29.67	4.16	$554.5
Options vested and expected to vest	39,936	$29.29	4.07	$541.2
Options exercisable	27,252	$25.94	3.35	$460.3
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of August 28, 2009 and August 29, 2008 were $31.73 and $42.83, respectively.

Summary of Employee Stock Purchase Plan Shares

The weighted average subscription date fair value of shares under the ESPP during the nine months ended August 28, 2009 and August 29, 2008 was $5.40 and $9.03, respectively. Employees purchased 3.2 million shares at an average price of $19.04 and 2.4 million shares at an average price of $30.40 for the nine months ended August 28, 2009 and August 29, 2008, respectively. The intrinsic value of shares purchased during the nine months ended August 28, 2009 and August 29, 2008 was $21.7 million and $25.0 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Summary of Restricted Stock Units

Restricted stock unit activity for the nine months ended August 28, 2009 and the fiscal year ended November 28, 2008 was as follows (in thousands):

	2009	2008
Beginning outstanding balance	4,261	1,701
Awarded	3,333	3,177
Released	(984)	(422)
Forfeited	(291)	(195)
Ending outstanding balance	6,319	4,261

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

Information regarding restricted stock units outstanding at August 28, 2009 and August 29, 2008 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2009
Restricted stock units outstanding	6,319	1.70	$200.5
Restricted stock units vested and expected to vest	4,978	1.52	$157.8

2008
Restricted stock outstanding	4,025	1.91	$172.4
Restricted stock units vested and expected to vest	3,083	1.69	$132.0
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of August 28, 2009 and August 29, 2008 were $31.73 and $42.83, respectively.

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

The following table sets forth the summary of performance share activity under our 2009 Program for the nine months ended August 28, 2009 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	—	—
Awarded	558	642
Forfeited	(3)	(4)
Ending outstanding balance	555	638

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

The following table sets forth the summary of performance share activity under our 2006 through 2008 programs, based upon share awards actually achieved, for the nine months ended August 28, 2009 and the fiscal year ended November 28, 2008 (in thousands):

	2009	2008
Beginning outstanding balance	383	—
Achieved	1,022	993
Released	(382)	(480)
Forfeited	(59)	(130)
Ending outstanding balance	964	383

Information regarding performance shares outstanding at August 28, 2009 and August 29, 2008 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (*) (millions)
2009
Performance shares outstanding	964	1.30	$30.6
Performance shares vested and expected to vest	801	1.21	$25.3

2008
Performance shares outstanding	454	1.44	$19.4
Performance shares vested and expected to vest	369	1.34	$15.8
_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of August 28, 2009 and August 29, 2008 were $31.73 and $42.83, respectively.

Compensation Costs

As of August 28, 2009, there was $225.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the three months ended August 28, 2009 and August 29, 2008 were as follows (in thousands):

	2009		2008
Income Statement Classifications	Option Grants and Stock Purchase Rights(*)	Restricted Stock and Performance Share Awards(*)	Option Grants and Stock Purchase Rights(*)	Restricted Stock and Performance Share Awards(*)
Cost of revenue—services and support	$437	$190	$1,189	$230
Research and development	11,922	6,338	15,612	6,377
Sales and marketing	9,100	4,730	10,576	5,370
General and administrative	4,938	2,087	6,113	2,793
Total	$26,397	$13,345	$33,490	$14,770
_________________________________________
(*)	For the three months ended August 28, 2009 and August 29, 2008, we recorded $0.1 million and $2.1 million, respectively, associated with cash recoveries of fringe benefit tax from employees in India.

Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the nine months ended August 28, 2009 and August 29, 2008 were as follows (in thousands):

	2009		2008
Income Statement Classifications	Option Grants and Stock Purchase Rights(*)	Restricted Stock and Performance Share Awards(*)	Option Grants and Stock Purchase Rights(*)	Restricted Stock and Performance Share Awards(*)
Cost of revenue—services and support	$1,595	$527	$2,968	$483
Research and development	35,317	21,271	43,382	16,380
Sales and marketing	27,681	14,565	31,701	15,558
General and administrative	19,220	6,962	18,841	10,368
Total	$83,813	$43,325	$96,892	$42,789
_________________________________________
(*)           For the nine months ended August 28, 2009 and August 29, 2008, we recorded $0.9 million and $2.1 million, respectively, associated with cash recoveries of fringe benefit tax from employees in India.

NOTE 9. EMPLOYEE BENEFIT PLAN

Deferred Compensation Plan

As of August 28, 2009 and November 28, 2008, the invested amounts under our Deferred Compensation Plan totaled $8.5 million and $7.6 million, respectively, and are recorded as other assets on our Condensed Consolidated Balance Sheets. As of August 28, 2009 and November 28, 2008, we recorded $8.5 million and $7.6 million, respectively, as a long-term liability to recognize undistributed deferred compensation due to employees.

NOTE 10. RESTRUCTURING CHARGES

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

In the first quarter of fiscal 2009, we continued to implement restructuring activities under this program. We vacated approximately 89,000 square feet of research and development and sales facilities in the U.S., the United Kingdom and Canada.  In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we accrued $8.5 million for the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate, estimated at approximately 6% as of the date we ceased to use the leased properties. This amount is net of the fair value of future estimated sublease income of approximately $4.4 million. We also recorded charges of $3.4 million for termination benefits for the elimination of approximately 43 of the remaining 100 full-time positions expected to be terminated.

In the second quarter of fiscal 2009, we accrued an additional $3.0 million under this program for termination benefits related to the elimination of approximately 48 of the remaining 57 full-time positions expected to be terminated.

In the third quarter of fiscal 2009, we accrued an additional $0.4 million under this program for termination benefits related to the elimination of substantially all of the remaining full-time positions expected to be terminated.

The following table sets forth a summary of Adobe restructuring activities during the nine months ended August 28, 2009 (in thousands):

	November 28, 2008	Costs Incurred	Cash Payments	Other Adjustments	August 28, 2009	Total Costs Incurred to Date	Total Costs Expected to be Incurred
Termination benefits	$28,759	$6,722	$(34,042)	$174	$1,613	$36,102	$36,121
Cost of closing redundant facilities	—	8,514	(4,488)	613	4,639	9,127	9,601
Total	$28,759	$15,236	$(38,530)	$787	$6,252	$45,229	$45,722

Accrued restructuring charges of approximately $6.3 million at August 28, 2009 include $3.3 million recorded in accrued restructuring, current and $3.0 million related to long-term facilities obligations recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets. We expect to pay substantially all of the accrued termination benefits during the remainder of fiscal 2009. We expect to pay facilities-related liabilities through fiscal 2013.

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

The following table sets forth a summary of Macromedia restructuring activities during the nine months ended August 28, 2009 (in thousands):

	November 28, 2008	Cash Payments	Other Adjustments	August 28, 2009	Total Costs Incurred to Date	Total Costs Expected to be Incurred
Cost of closing redundant facilities	$12,168	$(3,986)	$(1,255)	$6,927	$41,060	$41,060
Other	977	(879)	(80)	18	2,277	2,277
Total	$13,145	$(4,865)	$(1,335)	$6,945	$43,337	$43,337

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

Accrued restructuring charges of approximately $6.9 million at August 28, 2009 related to facilities obligations include $5.0 million recorded in accrued restructuring, current and $1.9 million recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets. We expect to pay these liabilities through fiscal 2012. At November 28, 2008, accrued restructuring charges of $13.1 million related to long-term facilities obligations included $6.9 million recorded in accrued restructuring, current and $6.2 million recorded in accrued restructuring, non-current in the accompanying Condensed Consolidated Balance Sheets.

Included in the other adjustments column is a change to previous estimates of $1.3 million and small foreign currency translation adjustments. Included in the change in previous estimates of $1.3 million is an adjustment of $1.7 million associated with an accrual for a leased facility that was included in the purchase price of Macromedia as an assumed liability. During the third quarter of fiscal 2009, adjustments were made to the liability for this lease facility that were recorded as a reduction to Macromedia goodwill. Accordingly, during the nine months ended August 28, 2009, only $0.4 million represents adjustments recorded as an increase to restructuring charges.

NOTE 11.  STOCKHOLDERS’ EQUITY

Stock Repurchase Program I

To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and also enter into structured repurchases with third-parties.

During the nine months ended August 28, 2009 and August 29, 2008, we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $350.0 million and $325.0 million, respectively. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended August 28, 2009, we repurchased approximately 9.9 million shares at an average price of $25.31 through structured repurchase agreements, which included prepayments from fiscal 2008 and 2009. During the nine months ended August 29, 2008, we repurchased 19.0 million shares at an average price of $37.12 through structured repurchase agreements, which included prepayments from fiscal 2007.  During the nine months ended August 29, 2008, we also repurchased 0.75 million shares at an average price of $39.19 in open market transactions.

As of August 28, 2009 and November 28, 2008, prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by the financial statement date are excluded from the denominator in the computation of earnings per share. As of August 28, 2009 and August 29, 2008, approximately $233.9 million and $41.0 million, respectively, of up-front payments remained under the agreements.

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

During the nine months ended August 29, 2008, we provided prepayments of $1.0 billion and repurchased 31.9 million shares through structured share repurchase agreements at an average price of $37.15. As of August 29, 2008, there

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

were no up-front payments remaining under these agreements. During the nine months ended August 29, 2008, we also repurchased 0.5 million shares at an average price of $39.79 in open market transactions.

NOTE 12.  COMPREHENSIVE INCOME

The following table sets forth the activity for each component of other comprehensive income, net of related taxes (income tax effects were insignificant for all periods presented), for the three and nine months ended August 28, 2009 and August 29, 2008 (in thousands):

	Three Months		Nine Months
	2009	2008	2009	2008
Net income	$136,045	$191,608	$418,551	$625,897
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	278	(1,954)	1,856	(11,158)
Reclassification adjustment for (gains) losses on available-for-sale securities recognized during the period	(2,449)	(44)	(5,026)	157
Unrealized (losses) gains on derivative instruments	(329)	10,494	(14,516)	10,776
Reclassification adjustment for gains on derivative instruments recognized during the period	(749)	—	(27,138)	—
Foreign currency translation adjustments	(2,333)	(6,358)	9,330	(4,284)
Other comprehensive (loss) income	(5,582)	2,138	(35,494)	(4,509)
Total other comprehensive income, net of taxes	$130,463	$193,746	$383,057	$621,388

The following table sets forth the components of accumulated other comprehensive income, net of related taxes, as of August 28, 2009 and November 28, 2008 (in thousands):

	2009	2008
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$12,844	$16,062
Unrealized losses on available-for-sale securities	(107)	(155)
Total net unrealized gains on available-for-sale securities	12,737	15,907
Net unrealized gains on derivative instruments	96	41,750
Cumulative foreign currency translation adjustments	8,895	(435)
Total accumulated other comprehensive income, net of taxes	$21,728	$57,222

NOTE 13.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended August 28, 2009 and August 29, 2008 (in thousands, except per share data):

	Three Months		Nine Months
	2009	2008	2009	2008
Net income	$136,045	$191,608	$418,551	$625,897
Shares used to compute basic net income per share	525,911	531,060	528,015	542,624
Dilutive potential common shares:
Unvested restricted stock and performance share awards	1,940	1,063	1,696	991
Stock options	3,958	9,188	3,135	9,124
Shares used to compute diluted net income per share	531,809	541,311	532,846	552,739
Basic net income per share	$0.26	$0.36	$0.79	$1.15
Diluted net income per share	$0.26	$0.35	$0.79	$1.13

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

For the three and nine months ended August 28, 2009, options to purchase approximately 24.5 million and 30.6 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $30.40 and $24.99, respectively, were not included in the calculation because the effect would have been anti-dilutive. Comparatively, for the three and nine months ended August 29, 2008, options to purchase approximately 14.4 million and 15.4 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $42.06 and $39.21, respectively, were not included in the calculation because the effect would have been anti-dilutive.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.

In August 2004, we extended the lease agreement for our East and West Towers for an additional five years with an option to extend for an additional five years solely at our election. In June 2009, we submitted notice to the lessor that we intended to exercise our option to renew this agreement for an additional five years effective August 2009.  As stated in the original lease agreement, in conjunction with the lease renewal, we were required to obtain a standby letter of credit for approximately $16.5 million which enabled us to secure a lower interest rate and reduce the number of covenants. As defined in the lease agreement, the standby letter of credit primarily represents the lease investment balance equity which is callable in the event of default.  In March 2007, the Almaden Tower lease was extended for five years, with a renewal option for an additional five years solely at our election. As part of the lease extensions, we purchased the lease receivable from the lessor of the East and West Towers for $126.8 million and a portion of the lease receivable from the lessor of the Almaden Tower for $80.4 million, both of which are recorded as investments in lease receivables on our Condensed Consolidated Balance Sheets. This purchase may be credited against the residual value guarantee if we purchase the properties or will be repaid from the sale proceeds if the properties are sold to third-parties. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at any time during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively.

These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. As of August 28, 2009, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, the buildings and the related obligations are not included on our Condensed Consolidated Balance Sheets. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term, purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. Under FIN 45, the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002 must be recognized as a liability on our Condensed Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of August 28, 2009 and November 28, 2008, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $1.5 million and $2.6 million, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

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

Legal Proceedings

On September 23, 2009, Richard Miner on behalf of himself and all similarly situated stockholders of Omniture, Inc. filed a class action lawsuit captioned Miner v. Omniture, Inc.,  et. al., Case No. 090403559 (the “Miner Lawsuit”) against Omniture, the members of Omniture’s board of directors (collectively, the “Omniture Defendants”) and Adobe in the United States Fourth Judicial District Court for Utah County, Provo Department, State of Utah seeking to enjoin the proposed acquisition between Omniture and Adobe.  In the event the acquisition is consummated, the plaintiff seeks to recover an unspecified amount of damages. The plaintiff alleges that the members of Omniture’s board of directors breached their fiduciary duties to Omniture’s stockholders by failing to seek the highest possible price for Omniture and that Adobe induced or aided and abetted in the alleged breach of such fiduciary duties. Also on September 23, 2009, Christopher R. Barrell filed a substantially similar lawsuit to the Miner Lawsuit in the United States Fourth Judicial District Court for Utah County, Provo Department, State of Utah, captioned Barrell v. Omniture, Inc. et. al., Case No. 090403560 (the “Barrell Lawsuit”). The Barrell Lawsuit names the same defendants as the Miner Lawsuit, and also names Snowbird Acquisition Corporation as an additional defendant. Subsequently, on September 24, 2009, the plaintiff in the Barrell Lawsuit filed an amended complaint, which added allegations that the Schedule 14D-9 Solicitation/Recommendation Statement filed by Omniture on September 24, 2009 contained inadequate disclosures and was materially misleading.  On September 25, 2009, the Omniture Defendants filed a motion requesting that the court consolidate the Barrell Lawsuit, Miner Lawsuit and a substantially similar lawsuit captioned Lodhia v. Omniture, Inc. et al., Case No. 090403499 (the “Lodhia Lawsuit”) in which the Omniture Defendants, but not Adobe, were named. Additionally, on September 30, 2009, the plaintiff in the Lodhia Lawsuit filed a response to defendants’ motion to consolidate, agreeing consolidation is appropriate, and also filed a motion seeking appointment as lead plaintiff in the consolidated action. The plaintiff in the Lodhia Lawsuit also filed a motion for preliminary injunction, expedited discovery and expedited proceedings. We have not yet responded to the complaints, but intend to defend the lawsuits vigorously.

       In connection with our anti-piracy efforts, conducted both internally and through organizations such as the Business Software Alliance, from time to time we undertake litigation against alleged copyright infringers. Such lawsuits may lead to counter-claims alleging improper use of litigation or violation of other local laws. We believe we have valid defenses with

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

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

NOTE 15.  CREDIT AGREEMENT

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

The facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. At the Company’s option, borrowings under the facility accrue interest based on either the London interbank offered rate (“LIBOR”) for one, two, three or six months, or longer periods with bank consent, plus a margin according to a pricing grid tied to this financial covenant, or a base rate. The margin is set at rates between 0.20% and 0.475%. Commitment fees are payable on the facility at rates between 0.05% and 0.15% per year based on the same pricing grid. The facility is available to provide loans to us and certain of our subsidiaries for general corporate purposes. As of both August 28, 2009 and November 28, 2008, the amount outstanding under the credit facility was $350.0 million, which is included in long-term liabilities on our Condensed Consolidated Balance Sheets. As of August 28, 2009, we were in compliance with all of the covenants. Subsequent to August 28, 2009, we borrowed an additional $650.0 million under the credit facility. See Note 18 for further discussion of this transaction. The carrying value of the outstanding liability approximates fair value.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

NOTE 16.  NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense) for the three and nine months ended August 28, 2009 and August 29, 2008 included the following (in thousands):

	Three Months		Nine Months
	2009	2008	2009	2008
Interest and other income, net:
Interest income	$7,616	$14,407	$28,655	$45,110
Foreign exchange losses	(3,545)	(5,967)	(9,621)	(11,901)
Realized gains on fixed income investment	2,449	85	5,027	1,184
Realized losses on fixed income investment	—	(41)	(1)	(1,340)
Other, net	147	854	693	1,725
Interest and other income, net	$6,667	$9,338	$24,753	$34,778
Interest expense	$(460)	$(2,390)	$(1,872)	$(8,027)
Investment gains (losses), net:
Realized investment gains	$—	$2,861	$52	$18,298
Unrealized investment gains	2,019	2,882	3,396	7,840
Realized investment losses	(1,362)	(353)	(3,347)	(989)
Unrealized investment losses	(50)	(3,293)	(18,545)	(4,814)
Investment gains (losses), net	$607	$2,097	$(18,444)	$20,335
Total non-operating income (expense), net	$6,814	$9,045	$4,437	$47,086

NOTE 17.  SEGMENTS

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (Unaudited)

(in thousands)	Creative Solutions	Knowledge Worker	Enterprise	Platform(*)	Print and Publishing	Total
Three months ended August 28, 2009
Revenue	$400,360	$154,517	$55,488	$44,935	$42,207	$697,507
Cost of revenue	34,903	9,870	10,957	4,946	4,371	65,047
Gross profit	$365,457	$144,647	$44,531	$39,989	$37,836	$632,460
Gross profit as a percentage of revenue	91%	94%	80%	89%	90%	91%

Three months ended August 29, 2008
Revenue	$493,615	$217,988	$65,491	$59,077	$51,086	$887,257
Cost of revenue	53,716	15,762	20,727	14,137	6,509	110,851
Gross profit	$439,899	$202,226	$44,764	$44,940	$44,577	$776,406
Gross profit as a percentage of revenue	89%	93%	68%	76%	87%	88%

_________________________________________
(*)           Platform revenue includes revenue related to our Mobile client products of $8.4 million and $27.5 million for the three months ended August 28, 2009 and August 29, 2008, respectively, or 19% and 47% of Platform revenues, respectively.

(in thousands)	Creative Solutions	Knowledge Worker	Enterprise	Platform(*)	Print and Publishing	Total
Nine months ended August 28, 2009
Revenue	$1,272,837	$473,670	$173,039	$134,053	$134,971	$2,188,570
Cost of revenue	117,225	30,088	36,175	16,420	14,500	214,408
Gross profit	$1,155,612	$443,582	$136,864	$117,633	$120,471	$1,974,162
Gross profit as a percentage of revenue	91%	94%	79%	88%	89%	90%

Nine months ended August 29, 2008
Revenue	$1,564,334	$611,925	$174,011	$155,037	$159,281	$2,664,588
Cost of revenue	124,024	39,475	56,308	35,347	21,038	276,192
Gross profit	$1,440,310	$572,450	$117,703	$119,690	$138,243	$2,388,396
Gross profit as a percentage of revenue	92%	94%	68%	77%	87%	90%

_________________________________________
(*)
Platform revenue includes revenue related to our Mobile client products of $42.9 million and $64.9 million for the nine months ended August 28, 2009 and August 29, 2008, respectively, or 32% and 42% of Platform revenues, respectively.

NOTE 18.  SUBSEQUENT EVENTS

Subsequent to August 28, 2009, we completed a business combination for cash consideration of approximately $35.3 million. This acquisition was not material to our consolidated balance sheets and results of operations. See Note 4 for further discussion of this transaction.

In September 2009, we entered into a definitive agreement with Omniture under which we expect to acquire Omniture for approximately $1.8 billion. Under the terms of the agreement, we have commenced a tender offer to acquire all of the outstanding common stock of Omniture for $21.50 per share in cash.  Omniture is an industry leader in Web analytics and online business optimization based in Orem, Utah. The transaction is subject to customary regulatory approvals and closing conditions and is expected to close in the fourth quarter of our fiscal 2009. Following the closing, we intend to integrate Omniture as a new reportable segment for financial reporting purposes.

Subsequent to August 28, 2009, we borrowed an additional $650.0 million under our credit facility to be used to fund a portion of our pending acquisition of Omniture. See Note 15 for further discussion of our credit facility.

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

PENDING ACQUISITION

In September 2009, we entered into a definitive agreement with Omniture, Inc. ("Omniture") under which we expect to acquire Omniture for approximately $1.8 billion. Under the terms of the agreement, we have commenced a tender offer to acquire all of the outstanding common stock of Omniture for $21.50 per share in cash. Omniture is an industry leader in Web analytics and online business optimization based in Orem, Utah. The transaction is subject to customary regulatory approvals and closing conditions and is expected to close in the fourth quarter of our fiscal 2009. Following the closing, we intend to integrate Omniture as a new reportable segment for financial reporting purposes. We expect the acquisition to have a significant impact on our consolidated financial position, results of operations and cash flows. The discussions in this Quarterly Report on Form 10-Q relate to Adobe as a standalone entity and do not reflect the impact of the acquisition.

OPERATIONS OVERVIEW

Effective in the first quarter of fiscal 2009, our former Mobile and Devices Solutions segment, which was integrated into our Platform business unit to better align our engineering and marketing efforts, is now reported as part of the Platform segment. Prior year information has been updated to reflect the integration of these business units.

During the third quarter of fiscal 2009, our worldwide business continued to be impacted by the generally weak macro-economic environment. Although we believe our business in the United States (“U.S.”) has stabilized since our first fiscal quarter of this year, overall end-user demand for most of our products, particularly our Adobe Creative Suite family of products and our Adobe Acrobat family of products, remains weaker than comparable periods during fiscal 2008. Despite this impact on our overall revenue achievement, we continued to proactively control our costs to deliver earnings per share and profit margin results within the target ranges we publicly provided at the outset of the quarter.

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

Our Knowledge Worker segment also continued to be affected by a slow-down in demand, resulting in a year-over-year revenue decline. We attribute this weakness to reduced corporate spending due to the economy. We do not expect the market environment to improve materially in the near term.

In our Enterprise segment, although third quarter fiscal 2009 revenue grew sequentially from the revenue achieved in the second quarter of fiscal 2009, our revenue declined significantly on a year-over-year basis. We attribute this year-over-year decline to the macro impact from the economy which has resulted in reduced spending by our enterprise customers.

Our Platform segment revenue grew sequentially but declined on a year-over-year basis primarily due to lower revenue from licensing of our Flash Lite client technologies by mobile handset OEM and consumer electronic device manufacturers. We have stated we expect the May 1, 2008 announcement of the Open Screen Project to substantially reduce our mobile and device revenue this fiscal year due to the removal of licensing fees for Open Screen Project members on the next major releases of our Adobe Flash Platform technologies. Partially offsetting this revenue decline within our Platform segment is the build out of OEM relationships with companies in which we offer their applications as part of the download of our client technologies such as Adobe Reader, Adobe Flash Player and Adobe Shockwave Player.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended August 28, 2009 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 28, 2008.

RESULTS OF OPERATIONS

Revenue for the Three and Nine Months Ended August 28, 2009 and August 29, 2008 (dollars in millions)

	Three Months		Percent	Nine Months		Percent
	2009	2008	Change	2009	2008	Change
Product	$649.9	$838.9	(23)%	$2,052.1	$2,532.1	(19)%
Percentage of total revenue	93%	95%		94%	95%
Services and support	47.6	48.4	(2)%	136.5	132.5	3%
Percentage of total revenue	7%	5%		6%	5%
Total revenue	$697.5	$887.3	(21)%	$2,188.6	$2,664.6	(18)%

As described in Note 17 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Creative Solutions, Knowledge Worker, Enterprise, Platform and Print and Publishing.

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

Segment Information (dollars in millions)

	Three Months		Percent	Nine Months		Percent
	2009	2008	Change	2009	2008	Change
Creative Solutions	$400.4	$493.6	(19)%	$1,272.8	$1,564.3	(19)%
Percentage of total revenue	57%	56%		58%	59%
Knowledge Worker	154.5	218.0	(29)%	473.7	612.0	(23)%
Percentage of total revenue	22%	25%		22%	23%
Enterprise	55.5	65.5	(15)%	173.0	174.0	(1)%
Percentage of total revenue	8%	7%		8%	7%
Platform	44.9	59.1	(24)%	134.1	155.0	(13)%
Percentage of total revenue	7%	7%		6%	5%
Print and Publishing	42.2	51.1	(17)%	135.0	159.3	(15)%
Percentage of total revenue	6%	5%		6%	6%
Total revenue	$697.5	$887.3	(21)%	$2,188.6	$2,664.6	(18)%

Revenue from Creative Solutions decreased $93.2 million and $291.5 million during the three and nine months ended August 28, 2009, respectively, as compared to the three and nine months ended August 29, 2008. This decrease during the three and nine months ended August 28, 2009 as compared to the three and nine months ended August 29, 2008 was driven largely by a 15% and 16% decline in Creative Suites related revenue and a decline of 28% and 27% in Photoshop point product revenue, respectively. Also contributing to the decrease during the three and nine months ended August 28, 2009 as compared to the three and nine months ended August 29, 2008 was an overall decline in the number of units licensed. Average unit selling prices have remained relatively consistent.

Revenue from Knowledge Worker decreased $63.5 million and $138.3 million during the three and nine months ended August 28, 2009, respectively, as compared to the three and nine months ended August 29, 2008, primarily due to a decrease in revenue from our Acrobat family of products. We attribute the decline in revenue during the three and nine months ended August 28, 2009 compared to the three and nine months ended August 29, 2008 to lower volume licensing by our enterprise customers, as well as a decrease in the number of units sold through our shrink-wrap distribution channel. Average unit selling prices have remained relatively consistent.

Revenue from Enterprise decreased $10.0 million during the three months ended August 28, 2009, as compared to the three months ended August 29, 2008. Revenue from Enterprise was relatively consistent during the nine months ended August 28, 2009, as compared to the nine months ended August 29, 2008. The decrease in Enterprise revenue during the three months ended August 28, 2009, as compared to the three months ended August 29, 2008 was primarily due to the economy’s impact on corporate spending in the markets we target with our LiveCycle product line.

Revenue from Platform decreased $14.2 million and $20.9 million during the three and nine months ended August 28, 2009, respectively, compared to the three and nine months ended August 29, 2008. The decrease was primarily due to lower mobile revenue from OEM partners who license our Flash Lite product.

Revenue from Print and Publishing decreased $8.9 million and $24.3 million during the three and nine months ended August 28, 2009, respectively, compared to the three and nine months ended August 29, 2008. The decrease resulted principally from a slight decline in revenue associated with our PostScript products.

Geographical Information (dollars in millions)

	Three Months		Percent	Nine Months		Percent
	2009	2008	Change	2009	2008	Change
Americas	$354.6	$429.6	(17)%	$998.5	$1,210.3	(18)%
Percentage of total revenue	51%	49%		46%	46%
EMEA	196.2	296.0	(34)%	688.9	914.5	(25)%
Percentage of total revenue	28%	33%		31%	34%
Asia	146.7	161.7	(9)%	501.2	539.8	(7)%
Percentage of total revenue	21%	18%		23%	20%
Total revenue	$697.5	$887.3	(21)%	$2,188.6	$2,664.6	(18)%

Overall revenue for the three and nine months ended August 28, 2009 decreased when compared to the three and nine months ended August 29, 2008 primarily due to a reduction in the adoption and licensing of our Creative Suite and Acrobat families of products.

Revenue in the Americas decreased $75.0 million and $211.8 million during the three and nine months ended August 28, 2009, respectively, compared to the three and nine months ended August 29, 2008, primarily due to economic conditions resulting in weaker demand for our creative and knowledge worker products.

Revenue in EMEA decreased $99.8 million and $225.6 million during the three and nine months ended August 28, 2009, respectively, compared to the three and nine months ended August 29, 2008, primarily due to weaker demand with our creative and knowledge worker products.

Revenue in Asia decreased $15.0 million and $38.6 million during the three and nine months ended August 28, 2009, respectively, compared to the three and nine months ended August 29, 2008, primarily due to economic conditions resulting in weaker demand and normal seasonal declines.

Included in the overall decrease in revenue were impacts associated with foreign currency. Revenue in EMEA measured in U.S. dollars decreased approximately $15.1 million and $63.1 million, due to the strength of the U.S. dollar against the Euro, during the three and nine months ended August 28, 2009, respectively, over the same reporting period last year. Our currency hedging program is used to mitigate a portion of the foreign currency impact to revenue. During the three and nine months ended August 28, 2009, our currency hedging program resulted in hedging gains of $0.2 million and $25.8 million, respectively. Revenue in Asia measured in U.S. dollars was favorably impacted by approximately $8.0 million and $26.5 million due to the strength of the Yen against the U.S. dollar during the three and nine months ended August 28, 2009, respectively, over the same reporting period last year.

Product Backlog

The actual amount of product backlog at any particular time may not be a meaningful indicator of future business prospects. Backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. As of August 28, 2009, our backlog was approximately 2% of third quarter fiscal 2009 revenue as compared to backlog of approximately 4% of second quarter fiscal 2009 revenue.

Cost of Revenue for the Three and Nine Months Ended August 28, 2009 and August 29, 2008 (dollars in millions)

	Three Months		Percent	Nine Months		Percent
	2009	2008	Change	2009	2008	Change
Product	$49.3	$84.7	(42)%	$164.0	$202.7	(19)%
Percentage of total revenue	7%	10%		7%	8%
Services and support	15.7	26.2	(40)%	50.4	73.5	(31)%
Percentage of total revenue	2%	3%		2%	3%
Total cost of revenue	$65.0	$110.9	(41)%	$214.4	$276.2	(22)%

Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue increased (decreased) due to the following:

	Percent Change 2008 to 2009 QTD	Percent Change 2008 to 2009 YTD
Hosted services	4%	5%
Royalty cost	1	3
Excess and obsolete inventory	(3)	—
Amortization of acquired rights to use technology	(31)	(11)
Localization costs related to our product launches	2	(1)
Amortization of purchased intangibles	(10)	(12)
Various individually insignificant items	(5)	(3)
Total change	(42)%	(19)%

The increase in hosted service costs was primarily related to the amortization of capitalized infrastructure costs for the three and nine months ended August 28, 2009 as compared to the three and nine months ended August 29, 2008.

The decrease in amortization of acquired rights to use technology primarily relates to a charge for historical use of licensing rights associated with certain technology licensing arrangements entered into in the third quarter of fiscal 2008 that did not recur in the third quarter of fiscal 2009.

Amortization of purchased intangibles decreased during the three and nine months ended August 28, 2009 as compared to the three and nine months ended August 29, 2008, primarily due to a decrease in amortization expense associated with intangible assets purchased through the Macromedia acquisition, which are expected to be fully amortized at the end of fiscal 2009.

Services and Support

Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.

Cost of services and support revenue decreased during the three and nine months ended August 28, 2009 as compared to the three and nine months ended August 29, 2008, primarily due to decreases in compensation and related benefits driven by headcount reductions.

Operating Expenses for the Three and Nine Months Ended August 28, 2009 and August 29, 2008 (dollars in millions)

Research and Development, Sales and Marketing, and General and Administrative Expenses

Compensation costs decreased for the three and nine months ended August 28, 2009 primarily due to lower profit sharing and employee bonuses based on company performance to date, when compared to the three and nine months ended August 29, 2008.

Research and Development

	Three Months		Percent	Nine Months		Percent
	2009	2008	Change	2009	2008	Change
Expenses	$138.9	$170.1	(18)%	$427.3	$508.9	(16)%
Percentage of total revenue	20%	19%		20%	19%

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses decreased due to the following:

	Percent Change 2008 to 2009 QTD	Percent Change 2008 to 2009 YTD
Compensation associated with incentive compensation and stock-based compensation	(16)%	(13)%
Various individually insignificant items	(2)	(3)
Total change	(18)%	(16)%

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

Sales and Marketing

	Three Months		Percent	Nine Months		Percent
	2009	2008	Change	2009	2008	Change
Expenses	$231.3	$271.4	(15)%	$724.0	$813.4	(11)%
Percentage of total revenue	33%	31%		33%	31%

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

Sales and marketing expenses decreased due to the following:

	Percent Change 2008 to 2009 QTD	Percent Change 2008 to 2009 YTD
Marketing spending related to product launches and overall marketing efforts to further increase revenue	(3)%	—%
Compensation associated with incentive compensation and stock-based compensation	(8)	(7)
Various individually insignificant items	(4)	(4)
Total change	(15)%	(11)%

General and Administrative

	Three Months		Percent	Nine Months		Percent
	2009	2008	Change	2009	2008	Change
Expenses	$79.6	$97.2	(18)%	$224.5	$257.2	(13)%
Percentage of total revenue	11%	11%		10%	10%

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

General and administrative expenses increased (decreased) due to the following:

	Percent Change 2008 to 2009 QTD	Percent Change 2008 to 2009 YTD
Provision for bad debts	(5)%	—%
Facilities and telecommunication	(2)	(2)
Professional and consulting fees	(18)	(6)
Compensation associated with incentive compensation and stock-based compensation	(8)	(8)
Charitable contributions	10	—
Various individually insignificant items	5	3
Total change	(18)%	(13)%

The decrease in professional and consulting fees during the three and nine months ended August 28, 2009 as compared to the three and nine months ended August 29, 2008 was primarily due to additional fees incurred in the third quarter of fiscal 2008 to avoid litigation costs in connection with intellectual property arrangements that did not recur during fiscal 2009.

The increase in charitable contributions during the three months ended August 28, 2009 reflects a change in the timing of contributions to the Adobe Foundation.

Restructuring Charges

	Three Months		Percent	Nine Months		Percent
	2009	2008	Change	2009	2008	Change
Expenses	$—	$1.2	*	$15.9	$2.6	*
Percentage of total revenue	*	*		1%	*
_________________________________________

*	Percentage is not meaningful.

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

In the first quarter of fiscal 2009, we continued to implement restructuring activities under this program. We vacated approximately 89,000 square feet of research and development and sales facilities in the U.S., the United Kingdom and Canada.  In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146”), we accrued $8.5 million for the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate, estimated at approximately 6% as of the date we ceased to use the leased properties. This amount is net of the fair value of future estimated sublease income of approximately $4.4 million. We also recorded charges of $3.4 million for termination benefits for the elimination of approximately 43 of the remaining 100 full-time positions expected to be terminated.

In the second quarter of fiscal 2009, we accrued an additional $3.0 million under this program for termination benefits related to the elimination of approximately 48 of the remaining 57 full-time positions expected to be terminated.

In the third quarter of fiscal 2009, we accrued an additional $0.4 million under this program for termination benefits related to the elimination of substantially all of the remaining full-time positions expected to be terminated.

As of August 28, 2009, accrued restructuring charges related to the 2008 restructuring program and the Macromedia acquisition totaled approximately $6.3 million and $6.9 million, respectively. We expect to pay these liabilities through fiscal 2013 and fiscal 2012, respectively.

Amortization of Purchased Intangibles

	Three Months		Percent	Nine Months		Percent
	2009	2008	Change	2009	2008	Change
Expenses	$15.0	$17.0	(12)%	$45.7	$51.2	(11)%
Percentage of total revenue	2%	2%		2%	2%

Amortization expense decreased during the three and nine months ended August 28, 2009 as compared to the three and nine months ended August 29, 2008, due to a decrease in amortization expense associated with intangible assets purchased through the Macromedia acquisition.

Non-Operating Income (Expense) for the Three and Nine Months Ended August 28, 2009 and August 29, 2008 (dollars in millions)

	Three Months		Percent	Nine Months		Percent
	2009	2008	Change	2009	2008	Change
Interest and other income, net	$6.7	$9.3	(28)%	$24.8	$34.8	(29)%
Percentage of total revenue	1%	1%		1%	1%
Interest expense	(0.5)	(2.4)	(79)%	(1.9)	(8.0)	(76)%
Percentage of total revenue	*	*		*	*
Investment gains (losses), net	0.6	2.1	(71)%	(18.5)	20.3	(191)%
Percentage of total revenue	*	*		(1)%	1%
Total non-operating income, net	$6.8	$9.0	(24)%	$4.4	$47.1	(91)%
_________________________________________

*	Percentage is not meaningful.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income, net also includes foreign exchange gains and losses, including those from hedging revenue transactions primarily denominated in Japanese Yen and Euro currencies.

Interest and other income, net, decreased during the three and nine months ended August 28, 2009 as compared to the three and nine months ended August 29, 2008 primarily due to lower interest rates, partially offset by realized gains on sales of fixed income securities and lower foreign exchange losses.

Interest Expense

Interest expense for the three and nine months ended August 28, 2009, primarily represents interest associated with our credit facility. The outstanding balance as of August 28, 2009 was $350.0 million. Interest due under the credit facility is paid upon expiration of the LIBOR contract or at a minimum, quarterly. The decline in interest expense was primarily due to lower interest rates.

Investment Gains (Losses), Net

Investment gains (losses), net, consist principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities, unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities), and gains and losses of Adobe Ventures. Net investment gains for the three months ended August 28, 2009 were primarily due to unrealized gains related to our Adobe Ventures. Net investment losses for the nine months ended August 28, 2009 were primarily due to unrealized losses related to our Adobe Ventures and direct investments.  Investment gains for the three and nine months ended August 29, 2008 were principally due to gains from a direct investment. Additionally, during the nine months ended August 29, 2008, we received cash and recognized a gain resulting from the expiration of the escrow period related to the sale of our investment in Atom Entertainment, Inc. that occurred during the fourth quarter of fiscal 2006.

Provision for Income Taxes for the Three and Nine Months Ended August 28, 2009 and August 29, 2008 (dollars in millions)

	Three Months		Percent	Nine Months		Percent
	2009	2008	Change	2009	2008	Change
Provision	$38.4	$36.9	4%	$122.8	$176.3	(30)%
Percentage of total revenue	6%	4%		6%	7%
Effective tax rate	22%	16%		23%	22%

Our effective tax rates increased approximately 6% and 1% during the three and nine months ended August 28, 2009, respectively, as compared to the three and nine months ended August 29, 2008. These increases were primarily related to the completion during the third quarter of fiscal 2008 of a U.S. income tax examination covering our fiscal years 2001 through 2004, partially offset by the availability of the U.S. research and development credit during fiscal 2009, which was not in effect during fiscal 2008 until our fourth quarter.

Summary of FIN 48

Under FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”), the gross unrecognized tax benefits at August 28, 2009 were $137.3 million, exclusive of interest and penalties. If the total unrecognized tax benefits at August 28, 2009 were recognized in the future, the following amounts, net of an estimated $10.1 million federal benefit related to deducting certain payments on future tax returns, would result: $53.7 million of unrecognized tax benefits would decrease the effective tax rate and $73.5 million would decrease goodwill.

As of August 28, 2009, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $15.7 million.

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

LIQUIDITY AND CAPITAL RESOURCES

This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

(in millions)	August 28, 2009	November 28, 2008
Cash, cash equivalents and short-term investments	$2,556.5	$2,019.2
Working capital	$2,376.6	$1,972.5
Stockholders’ equity	$4,694.6	$4,410.4

Summary of our cash flows (in millions):

	August 28, 2009	August 29, 2008
Net cash provided by operating activities	$863.9	$942.4
Net cash used for investing activities	(405.2)	(5.1)
Net cash used for financing activities	(227.7)	(747.6)
Effect of foreign currency exchange rates on cash and cash equivalents	14.7	(1.9)
Net increase in cash and cash equivalents	$245.7	$187.8

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll related expenses; general operating expenses including marketing, travel and office rent; and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and participation in the employee stock purchase plan (“ESPP”).

Cash Flows from Operating Activities

Net cash provided by operating activities of $863.9 million for the nine months ended August 28, 2009, was primarily comprised of net income plus the net effect of non-cash expenses. The primary working capital sources of cash were net income coupled with decreases in trade receivables, prepaid expenses and other current assets. Trade receivables decreased primarily from CS4 revenue that was shipped in the latter half of the fourth quarter of fiscal 2008 and collected during the first quarter of fiscal 2009, in addition to lower overall gross revenue and improved collections.

The primary working capital uses of cash were decreases in deferred revenue, accrued expenses, accrued restructuring and trade payables. Decreases in deferred revenue related primarily to deferred revenue that was recognized in the first quarter of fiscal 2009 associated with our free of charge upgrades for CS4 and Adobe Photoshop Lightroom products, as well as declines in maintenance and support orders. Accrued expenses decreased primarily due to payments for employee bonuses and commissions related to fiscal 2008. Accrued restructuring decreased primarily due to payments related to the 2008 restructuring program that was initiated in the fourth quarter of fiscal 2008, offset in part by new charges.

Cash Flows from Investing Activities

Net cash used for investing activities of $405.2 million for the nine months ended August 28, 2009 was primarily due to purchases of short-term investments and property and equipment, offset in part by maturities and sales of short-term investments. Purchases of long-term investments and other assets during the nine months ended August 28, 2009 were less than those in the corresponding period of fiscal 2008 primarily due to $56.0 million paid in the third quarter of fiscal 2008 for future licensing rights acquired through certain technology licensing arrangements.

Cash Flows from Financing Activities

Net cash used for financing activities decreased $519.9 million for a total of $227.7 million for the nine months ended August 29, 2009 as compared to cash used for the same period last year. The decrease during the nine months ended August 28, 2009 as compared to the corresponding period in fiscal 2008 was primarily due to lower purchases of treasury stock offset in part by proceeds related to the issuance of treasury stock. (See the sections titled “Stock Repurchase Program I” and “Stock Repurchase Program II” discussed below). The nine months ended August 29, 2008 also included net borrowings under our credit facility that did not recur during the nine months ended August 28, 2009.

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

In September 2009, we entered into a definitive agreement with Omniture under which we expect to acquire Omniture for approximately $1.8 billion. Under the terms of the agreement, we have commenced a tender offer to acquire all of the outstanding common stock of Omniture for $21.50 per share in cash. We expect to finance the acquisition using existing cash, cash equivalents and short term investment balances, and current availability under our credit facility. We believe that these resources in addition to cash generated from operations will be sufficient to fund the acquisition as well as to continue to provide a supplemental source of near term liquidity. Also, we believe that our banking relationships and good credit should afford us the opportunity to raise additional capital in the private or public markets, if required.

In addition, our existing cash, cash equivalents and investment balances may further decline during the remainder of fiscal 2009 in the event of a further weakening of the economy or significant changes in our planned cash outlay, including changes in incremental costs such as direct and integration costs related to the acquisition. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe that our existing balances and anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. At August 28, 2009, our existing credit facility is currently $1.0 billion of which we had borrowed $350.0 million. Subsequent to August 28, 2009, we borrowed an additional $650.0 million under the credit facility. See Note 15 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 58% of our consolidated invested balances during the third quarter of fiscal 2009. Within the U.S., the portfolio is invested primarily in money market funds for working capital purposes. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury securities.

Stock Repurchase Program I

During the nine months ended August 28, 2009, we entered into structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $350.0 million. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval, and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended August 28, 2009, we repurchased approximately 9.9 million shares at an average price per share of $25.31 through structured repurchase agreements entered into during fiscal 2008 and fiscal 2009.

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

Refer to Part II, Item 2 in this report for share repurchases during the quarter ended August 28, 2009.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of August 28, 2009 consist of obligations under operating leases, royalty agreements and various service agreements. See Note 14 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

Financial Covenants

Our credit facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. Our leases for the East and West Towers and the Almaden Tower are both subject to standard covenants including certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of August 28, 2009, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. Under FIN No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57, and 107 and rescission of FIN No. 34,” the fair value of a residual value guarantee in lease agreements entered into after December 31, 2002 must be recognized as a liability on our Condensed Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of August 28, 2009, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $1.5 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no significant changes in our market risk exposures for the three and nine months ended August 28, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of August 28, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended August 28, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 14 “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements regarding our legal proceedings.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Uncertainty about future economic and political conditions makes it difficult for us to forecast operating results and to make decisions about future investments. For example, the direction and relative strength of the global economy has recently been increasingly uncertain due to softness in the real estate and mortgage markets, volatility in fuel and other energy costs, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors affecting spending behavior. If economic growth in the U.S. and other countries’ economies is slowed, many customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.

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

We plan to release numerous new product and service offerings and employ new software delivery methods in connection with our transition to new business models. It is uncertain whether these strategies will prove successful or that we will be able to develop the infrastructure and business models as quickly as our competitors. Market acceptance of these new product and service offerings will be dependent on our ability to include functionality and usability in such releases that address certain customer requirements with which we have limited prior experience and operating history. Some of these new product and service offerings could subject us to increased risk of legal liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. As our business continues to transition to new business models that may be more highly regulated for privacy and data security, and to countries outside the U.S. that have more strict data protection laws, our compliance requirements and costs may increase. In addition, laws in the areas of privacy and behavioral tracking are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, store or transmit the personal information of our customers or employees, communicate with our customers, and deliver products and services.

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

We have in the past and may in the future acquire additional companies, products or technologies. Most recently, we announced an agreement to acquire Omniture in September 2009. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. These risks include:

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

•
potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of an acquired company or technology, including but not limited to, issues with the acquired company’s intellectual property, product quality or product architecture, data back-up and security, revenue recognition or other accounting practices, employee, customer or partner issues or legal and financial contingencies;

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

A significant amount of our revenue for application products is from two distributors, Ingram Micro, Inc. and Tech Data Corporation, which represented 16% and 7% of our net revenue for the third quarter of fiscal 2009, respectively. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and Tech Data and their subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In the third quarter of fiscal 2009, no single agreement with these distributors was responsible for over 10% of our total net revenue. If any one of our agreements with these distributors were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.

        Successfully managing our indirect channel efforts to reach various potential customer segments for our products and services is a complex process. Our distributors are independent businesses that we do not control. We cannot be certain that our distribution channel will continue to market or sell our products effectively. If we are not successful, we may lose sales opportunities, customers and revenues.

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

We generate almost 50% of our total revenue from sales to customers outside of the Americas. Sales to these customers subject us to a number of risks, including:

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

In addition, approximately 46% of our employees are located outside the U.S. This means we have exposure to changes in foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We also intend to continue expansion of our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively, or as quickly as our competitors, in these markets, which would cause our results to suffer. Moreover, local laws and customs in many countries differ significantly from those in the U.S. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such U.S. laws may be customary, will not take actions in violation of our internal policies. Any such violation, even if prohibited by our internal policies, could have an adverse effect on our business.

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

Our cash equivalent and short-term investment portfolio as of August 28, 2009 consisted of US treasury securities, bonds of government agencies, obligations of foreign governments, corporate bonds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of August 28, 2009, we had no material impairment charges associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the three months ended August 28, 2009. See Note 11 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase programs.

Plan/Period (1)	Shares Repurchased (2)	Average Price Per Share	Maximum Number of Shares that May Yet be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be repurchased as of May 29, 2009			129,677,547	(3)
May 30—June 26, 2009
From employees (4)	7	$30.15
Structured repurchases	—	$—
June 27—July 24, 2009
From employees (4)	—	$—
Structured repurchases	2,127,383	$27.42
July 25—August 28, 2009
From employees (4)	—	$—
Structured repurchases	1,850,895	$31.23
Adjustments to repurchase authority for net dilution	—	$—	6,155,922	(5)
Total shares repurchased	3,978,285		(3,978,285)
Ending shares available to be repurchased under Program I as of August 28, 2009			131,855,184	(6)

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

ITEM 6.  EXHIBITS

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Bylaws	8-K	1/13/09	3.1

3.2	Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	7/16/01	3.6

3.2.1	Certificate of Correction of Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	4/11/03	3.6.1

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/08/03	3.3

4.1	Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-K	7/03/00	1

4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-A/2G/A	5/23/03	7

10.1	1984 Stock Option Plan, as amended*	10-Q	7/02/93	10.1.6

10.2	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/4/08	10.2

10.3	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.4	1994 Stock Option Plan, as amended*	S-8	5/30/97	10.40

10.5	1997 Employee Stock Purchase Plan, as amended*	10-K	1/24/08	10.5

10.6	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.7	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.8	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6

10.9	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37

10.10	2003 Equity Incentive Plan, as amended and restated*	DEF 14A	2/20/09	Appendix A

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.11	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	4/4/08	10.11

10.12	Form of Indemnity Agreement*	10-Q	6/26/09	10.12

10.13	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.14	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/07/04	10.14

10.15	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

10.16	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.17	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999	10-K	3/30/00	10.23

10.18	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000	10-Q	8/14/00	10.3

10.19	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.19

10.20	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.20

10.21	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/07/04	10.11

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.22	2008 Executive Officer Annual Incentive Plan*	8-K	1/30/08	10.4

10.23	2005 Equity Incentive Assumption Plan, as amended*	10-Q	4/4/08	10.23

10.24	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	10-Q	4/4/08	10.24

10.25	Allaire Corporation 1997 Stock Incentive Plan*	S-8	03/27/01	4.06

10.26	Allaire Corporation 1998 Stock Incentive Plan*	S-8	03/27/01	4.07

10.27	Allaire Corporation 2000 Stock Incentive Plan*	S-8	03/27/01	4.08

10.28	Andromedia, Inc. 1996 Stock Option Plan*	S-8	12/07/99	4.07

10.29	Andromedia, Inc. 1997 Stock Option Plan*	S-8	12/07/99	4.08

10.30	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09

10.31	ESI Software, Inc. 1996 Equity Incentive Plan*	S-8	10/18/99	4.08

10.32	eHelp Corporation 1999 Equity Incentive Plan*	S-8	12/29/03	4.08

10.33	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.34	Bright Tiger Technologies, Inc. 1996 Stock Option Plan*	S-8	03/27/01	4.11

10.35	Live Software, Inc. 1999 Stock Option/Stock Issuance Plan*	S-8	03/27/01	4.10

10.36	Macromedia, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.07

10.37	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	08/03/01	10.01

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.38	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	08/10/05	4.08

10.39	Form of Macromedia, Inc. Stock Option Agreement*	S-8	08/10/05	4.09

10.40	Middlesoft, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.09

10.41	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.42	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/08/05	10.01

10.43	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.1

10.44	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.45	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.46	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.47	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.1

10.48	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.2

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.49	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3

10.50	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4

10.51	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.52	First Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of February 11, 2008*	8-K	2/13/08	10.1

10.53	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	8-K	2/13/08	10.2

10.54	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.55	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.56	Credit Agreement, dated as of February 16, 2007, among Adobe Systems Incorporated and Certain Subsidiaries as Borrowers; BNP Paribas, Keybank National Association, and UBS Loan Finance LLC as Co-Documentation Agents; JPMorgan Chase Bank, N.A. as Syndication Agent; Bank of America, N.A. as Administrative Agent and Swing Line Lender; the Other Lenders Party Thereto; and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	8/16/07	10.1

10.57	Amendment to Credit Agreement, dated as of August 13, 2007, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	8/16/07	10.2

10.58	Second Amendment to Credit Agreement, dated as of February 26, 2008, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	2/29/08	10.1

10.59	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.60	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.60

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.61	Form of Director Initial Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.61

10.62	Form of Director Annual Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.62

10.63	Description of 2009 Director Compensation*	10-K	1/23/09	10.63

10.64	2009 Performance Share Program Award Calculation Methodology*	8-K	1/29/09	10.3

10.65	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

101.INS	XBRL Instance††				X

101.SCH	XBRL Taxonomy Extension Schema††				X

101.CAL	XBRL Taxonomy Extension Calculation††				X

101.LAB	XBRL Taxonomy Extension Labels††				X

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

101.PRE	XBRL Taxonomy Extension Presentation††	X

101.DEF	XBRL Taxonomy Extension Definition††	X

_________________________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.17 and 10.18 are to filings made by the Allaire Corporation. References to Exhibits 10.25 through 10.42 are to filings made by Macromedia, Inc.

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

Date: October 1, 2009

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the U.S. and/or other countries, are referenced in this Form 10-Q:

Adobe
Adobe AIR
Acrobat
Acrobat Connect
Creative Suite
Flash
Flash Lite
Flex
Flex Builder
Lightroom
LiveCycle
Macromedia
Photoshop
PostScript
Reader
Shockwave

               All other trademarks are the property of their respective owners.