Form 10-K
period 2009-11-27
ADOBE SYSTEMS INC
filed 2010-01-22
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 27, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 0-15175

ADOBE SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)
__________________________

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

Securities registered pursuant to Section 12(g) of the Act: None
___________________________

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on May 29, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $12,843,687,113 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 15, 2010, 524,119,635 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended November 27, 2009, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Item 1A, Risk Factors. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed in 2010. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1.  BUSINESS

Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of creative, business, Web and mobile software and services used by creative professionals, knowledge workers, consumers, original equipment manufacturers (“OEMs”), developers and enterprises for creating, managing, delivering, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We distribute our products through a network of distributors, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”) and OEMs, direct to end users and through our own Website at www.adobe.com. We also license our technology to hardware manufacturers, software developers and service providers, and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia. Our software runs on personal computers with Microsoft Windows, Apple Mac OS, Linux, UNIX and various non-PC platforms, depending on the product.

Adobe was originally incorporated in California in October 1983 and was reincorporated in Delaware in May 1997. We maintain executive offices and principal facilities at 345 Park Avenue, San Jose, California 95110-2704. Our telephone number is 408-536-6000. We maintain a Website at www.adobe.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC Website at www.sec.gov.

BUSINESS OVERVIEW

For more than 27 years, Adobe software and technologies have helped redefine how people engage with ideas and information—anytime, anywhere and through any medium. The impact of our solutions is evident across many industries and is felt by anyone who creates, views and interacts with information.

Today, through the delivery of powerful design, imaging and publishing software for print, Web, mobile and dynamic media production, and by delivering a technology platform, we help people express, share, manage, optimize and collaborate on their ideas in imaginative and meaningful new ways.

Our strategy is to address the needs of a variety of customers which include creative professionals—graphic designers, Web designers, videographers, photographers and professional publishers; knowledge workers—teams of workers who share and collaborate on high-value information; enterprise users—IT managers, Web analysts, marketing executives, line of business managers and executives; high-end consumers—digital imaging and digital video hobbyists and enthusiasts; application developers and OEMs—mobile device manufacturers, printer manufacturers, Internet service providers and developers.

We execute against this strategy by delivering products that support industry standards and can be deployed across multiple computing environments. We also leverage the broad reach of our ubiquitous client technologies including our Adobe Reader, and our Adobe Flash Platform which enables the development of products and solutions that dramatically improves how businesses and governments engage with their customers, employees and constituents. Our Adobe Flash Platform includes our broadly deployed Adobe Flash Player, and our Adobe AIR software which enables developers to build and deploy rich media and Internet applications to client devices.  Together, these client technologies allow users of our products and technologies to ensure reliable, secure and rich application experiences across devices, browsers and operating systems.

PRODUCTS AND SERVICES OVERVIEW

In fiscal 2009, we categorized our products and services into the following businesses: Creative Solutions, Business Productivity Solutions, Platform and Print and Publishing. We further broke our Business Productivity Solutions business into two reported segments: Knowledge Worker and Enterprise. With our acquisition of Omniture, Inc. (“Omniture”) in the fourth quarter of fiscal 2009, we created and added a new segment called Omniture for the purpose of reporting Omniture results.

Effective in the first quarter of fiscal 2010, we modified our segment reporting. Our Creative Solutions segment, our Platform segment, our Print and Publishing segment, and our Omniture segment continue to be reported as they were in fiscal 2009.  Our Business Productivity Solutions business that is reported in two segments (Knowledge Worker and Enterprise), was modified to reflect a change in how we develop, market and sell our Acrobat Connect Pro product family.  Previously, Acrobat Connect Pro results were reported in our Knowledge Worker segment.  In fiscal 2010, Acrobat Connect Pro results will be reported as part of our Enterprise segment.

Accordingly, our six fiscal 2010 business segments are as follows:  Creative Solutions, Knowledge Worker, Enterprise, Omniture, Platform, and Print and Publishing. This overview, organized by these segments, combines an explanation of our various market opportunities with a summary of our fiscal 2009 results and a discussion of our strategies to address our market opportunities in fiscal 2010 and beyond.

Creative Solutions Segment

Creative Solutions Market Opportunity

Our Creative Solutions segment focuses primarily on the needs of the creative professional customer. Creative professionals include graphic designers, production artists, Web designers and developers, user interface designers, writers, videographers, motion graphic artists, photographers and prepress professionals. They use and rely on Adobe’s solutions for professional publishing, Web design and development, professional photography, video production, animation and motion graphic production and printing visually rich information.

Our software tools are used by creative professionals to create much of the printed and on-line information people see and read every day, including newspapers, magazines, Websites, Rich Internet Applications (“RIAs”), catalogs, advertisements, brochures, product documentation, books, memos, reports and banners. Our tools are also used to create and enhance visually rich content, including video, animation and mobile content, that is created by multimedia, film, television, audio and video producers who work in advertising, Web design, music, entertainment, corporate and marketing communications, product design, user interface design, sales training, printing, architecture and fine arts. Knowledge workers, educators, hobbyists and high end consumers are also attracted to our creative products to create and deliver content that is of creative professional quality.

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

As technology continues to change and improve, the market dynamics for these creative professionals continue to evolve. Due to the constantly changing ways in which people choose to receive information, creative professionals look to their software tools as a means to make their information impactful and to repurpose content across a variety of media, applications and systems. They desire greater efficiency from the software they use to streamline their publishing and content creation workflows and to effectively manage their assets. They also look for new and innovative ways to deliver their content and information to hand-held devices such as mobile handsets and consumer electronic devices.

Creative professional customers license upgrades and new versions of our Creative Solutions products due to the high degree of innovative new features and significant productivity gained through their use. They also frequently purchase license upgrades and new versions of these products when they buy new computers, or migrate to new or updated operating systems.

In addition, knowledge workers in enterprises, educators and students in schools and universities, and hobbyists at home license our Creative Solutions products.  Knowledge workers desire professional-quality products to accomplish tasks such as creating visually-rich sales presentations, engineering or architectural proposals, real estate flyers and school year books. Educators utilize our solutions to educate future creative professionals, as well as create their course content and online eLearning-based lessons.  Hobbyists use our tools to create distinctive online communications and photo albums, community newsletters, Web blogs, animations, videos and Websites for family, friends or community organizations.

With the increasing use of the Web as a means for marketing and advertising, we believe a key driver of our Creative Solutions business will also be the growing amount of Website content created by our customers to deliver impactful and compelling Web-based experiences for their constituents across multiple screens, including PCs, mobile devices, and Internet-connected living room electronics such as televisions (“TVs”). We also believe those who manage Websites will want to utilize Web analytic data and other Web usage metrics to optimize their Websites and content to improve the overall experience of their sites.

Another driver of our Creative Solutions business is the growth in the use of digital devices such as digital cameras, digital video cameras, multimedia-enabled computers, DVD players, scanners, Web-capable image and video-enabled handheld devices, cellular phones, gaming consoles and other non-PC Internet-connected devices. In addition, faster Internet broadband speeds have made the Web a viable platform for the delivery of rich media, especially digital video. In turn, the growth in the use of high definition TVs (“HD TVs”) and video is driving the need for HD-enhanced video tools to produce HD content for movies and commercial television, as well as the need to deliver or repurpose this content to be viewed on the Web across PC and non-PC based devices.

As the use of digital photography and digital videography grows, we believe creative professionals and professional photographers throughout the world will continue to require software solutions to edit, enhance and manage their digital photographs and digital videos.  Increasingly, we expect these users to desire software solutions which leverage the Web as a platform to deliver the capabilities of some or all of the features they desire in desktop software. In addition, we believe creative professionals and Web developers are increasing their use of digital video streams over the Web to create more compelling Websites. We believe professional videographers are upgrading their systems to support HD video content creation, enhancement and delivery. We also believe hobbyists will use, with more frequency, digital imaging and digital video software and online hosted software services as they purchase more affordable digital cameras and digital video cameras.

Creative Solutions Business Summary

In fiscal 2009, our creative business was adversely affected by the global economic recession and the weak general macro-economic environment. This caused revenue for our Creative Suite 4 (“CS4”) family of products to be more than 20 percent weaker than revenue achieved with the prior version for a comparable period of time since release. Despite this economy-driven weakness, we maintained our focus on driving adoption of our creative products during the year—particularly with large media companies and enterprise customers. Our CS4 family of products, which first shipped in fiscal 2008, incorporate Adobe technologies used by creative professionals into six Creative Suite editions and thirteen individual creative products, providing offerings for the various creative disciplines our customers desire. These disciplines include end-user markets such as interactive design for print and Web, as well as rich media and digital video creation. After significant weakness in the first two months of the fiscal year, licensing of CS4 products remained stable through the remainder of the year despite the uncertain global economic conditions in end-user creative professional markets.

During the year, we also maintained our focus on meeting the digital imaging and video software needs of professional photographers, professional videographers, business users and hobbyists. Adobe Photoshop is an essential tool in these customers’ workflows and they rely on Adobe’s digital imaging and video editing solutions to create and enhance many of the pictures and video we see everyday in print, on television, in movies and on the Web.  Despite maintaining strong market share for our professional Photoshop products during the year, revenue decreased significantly on a year-over-year basis due to the macro-economic environment.

In the dynamic media market, which includes users who require new and advanced digital video and animation technologies, we continued to focus on driving adoption of our new digital video-based technologies. We released Adobe Flash Media Server 3.5 (“FMS”) in the fourth quarter of fiscal 2009 which provides improved dynamic streaming and HTTP delivery capabilities, performance improvements and enhanced digital rights management capabilities for H.264 video and digital video recorder functionality. The launch of FMS, which is licensed either directly by our customers or licensed through our Flash Video Streaming Service via Content Delivery Network (“CDN”) partners such as Akamai and Limelight, helped to maintain the broad adoption of Flash Video (“FLV”),  the video file format compatible with Adobe Flash Player as the preferred format for delivery of digital video via the Web. Because of the broad reach and ubiquity of our Flash client technologies, the growing adoption of our authoring tools and our video delivery capabilities via our Flash Player, it is estimated by the research agency comScore that more than 75% of worldwide video watched online is now in FLV format.

To further the monetization capabilities of video content owners who wish to deliver engaging experiences utilizing their video assets, we also delivered Open Source Media Framework (“OSMF”), a new framework for media player development that can be used to create and deliver custom online media players. OSMF enables developers using Flash technologies to quickly and easily add rich functionality such as advertising, user measurement and tracking, and social network integration into new custom video players that can be branded for individual content owners.

In the professional page layout market, despite the downturn in the economy and the financial pressure facing traditional print media companies, we continued to focus on gaining market share during the year with our Adobe InDesign product.  Similarly, in the Web layout and Web development markets, and in the illustration market, while our revenues were adversely affected due to the economy, we focused on maintaining market share leadership with our Adobe Dreamweaver and Adobe Illustrator products.

Our Scene7 business, which provides businesses with an easy-to-use Web-based system to upload, manage, enhance and publish dynamic rich content, achieved year-over-year growth in fiscal 2009 based on accelerated customer adoption of our solution. During the year, we updated the capabilities of our Scene7 hosted cross media platform with new features for e-commerce and multichannel marketing companies to create improved, high-impact customer experiences. New Adobe Scene7 capabilities include more design control and enhanced workflow efficiencies with new features such as mixed media set publishing and viewing capabilities; video authoring and viewing capabilities that synchronize merchandising videos with specific call-to-action links, as well as improved integration with Adobe Creative Suite.

During the fourth quarter of fiscal 2009, we released version 8 of our Adobe Photoshop Elements software which is our digital imaging application targeted for amateur photographers and digital imaging hobbyists. In the same quarter, we released version 8 of Adobe Premiere Elements software which is our video editing software that can be used by hobbyists to enhance and share their digital video memories on DVDs. We also released a software bundle that includes the new versions of Adobe Photoshop Elements and Adobe Premiere Elements to target hobbyists who desire both applications in one affordable package. Despite success with these new hobbyist product releases, overall revenue in the hobbyist category declined year-over-year due to the economy.

Creative Solutions Business Strategy

In fiscal 2010, our Creative Solutions strategy will focus on driving revenue growth and increasing market share of our products through the delivery of comprehensive software solutions that meet the evolving needs of our customers. To help drive this strategy, we will deliver new versions of our Creative Suite family of products during the year with a focus on improved integration between our products, more efficient collaboration and workflow capabilities, and enhanced functionality – particularly in areas related to interactivity and rich media use related to Adobe Flash content creation, mobile and alternative device content creation, and hosted cloud-based services which will augment the capabilities of our desktop products. We will also utilize hardware improvements such as 64-bit computing support and graphics processor unit acceleration to significantly improve the performance of our products.

We believe that, while many of our customers have made the switch to our Creative Suite editions from individual creative products, there still remains a large opportunity to migrate customers from individual products to Creative Suite editions – particularly in emerging markets and other large geographic markets outside the United States where our Creative Suite penetration is lower. We also believe many customers who did not migrate to newer CS4 releases during 2009 due to economic factors could upgrade to new versions of our products in 2010, due to new and enhanced features, improved productivity gains, support for the latest Microsoft and Apple operating systems that are being adopted by our customers, new hardware purchases by our customers which could cause them to update old versions of creative software, and the addition of features in some of our creative products which will provide better integration with our Omniture Web analytics and business optimization products.

To increase the addressable market for our Creative Solutions business, and to address the needs of customers creating interactive content and applications for both PC and non-PC based environments, we intend to add Adobe Flash Catalyst and Adobe Flash Builder to some of our Creative Suite configurations in 2010.  We believe interactive designers, Web developers and other creative professionals will benefit from the added features and integration of these Platform Business Unit products with the other creative products they regularly use to provide innovative ways to deliver improved Web-based content, applications and experiences for both PC screens and non-PC screens such as mobile device and TV screens.

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

We plan to continue to work on enhancements for our Photoshop family of product offerings to meet the evolving needs of professional photographers, creative professional customers (including graphic designers, Web designers and video producers) and imaging enthusiasts to drive upgrades and new user adoption. We also plan to add new capabilities to Adobe Photoshop Lightroom, our digital photography workflow tool for professional photographers and hobbyists. In addition, we continue to believe many customers will license the Photoshop product capabilities via our Creative Suite editions as opposed to licensing individual Photoshop products.

With our set of professional digital video and motion graphic products, we strive to provide the market-leading, end-to-end digital video, motion graphic and animation platform for our customers. To grow this business, we will continue to market the advanced features, the cross-platform and cross-device capabilities, and the workflow benefits of this platform to creative professionals and videographers in the film, broadcast, corporate and event videography market segments.  We are also enhancing our FMS solution to deliver the highest quality video streaming capability and we are working with partners to deliver integrated video systems and video delivery services. With broad adoption of Adobe Flash Player and its high-quality video playback features, we will continue to work on advancing our seamless video authoring-to-playback workflow capability for those wishing to provide a rich video experience on the Web and to mobile devices.  We will also work to integrate analytics and optimization capabilities into our video solutions, leveraging our OSMF effort and the capabilities of our Omniture offerings.

To further our initiatives in digital video and motion graphics, we intend to extend our leadership position in Web video by continuing to support and drive the improvement of industry standards, as well as innovate and deliver advanced content creation, protection, delivery and monetization capabilities in our dynamic media streaming products, the Adobe Flash Player, our OSMF effort and our Omniture solutions.  By focusing on the end-to-end video workflow needs and monetization goals of our customers, we believe we are uniquely positioned to provide the best solution for the creation and delivery of high-quality Web video content. In addition, as the number of hobbyists desiring easy-to-use video editing solutions grows, we intend to enhance the video editing and DVD creation capabilities of our Adobe Premiere Elements product for the sharing of digital video memories.

With our Scene7 solutions, we intend to market their capabilities to help customers automate the production and availability of rich media experiences, including zoom, dynamic sizing, personalization and interactive dynamic product catalogs. In addition, we believe our Scene7 solutions will help Adobe build a more robust Internet infrastructure for the delivery of software as a service (“SaaS”), allowing us to further develop the brand-name customer list for our Scene7 solutions and accelerate the online availability of Adobe technologies used by millions of creative professional and hobbyist users.

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

Adobe Creative Suite Web Premium—an integrated software solution that provides creative professionals a complete solution for creating interactive Websites, applications, user interfaces, presentations, mobile device content and other digital experiences; allows users to prototype Web projects, design Website assets, build Web experiences and efficiently maintain and update Web content; combines Adobe Acrobat Pro, Adobe Contribute, Adobe Dreamweaver, Adobe Fireworks, Adobe Flash Professional, Adobe Illustrator and Adobe Photoshop Extended technologies, Version Cue, Adobe Bridge, Adobe Device Central, Adobe Acrobat Connect Web conferencing software and Adobe Dynamic Link.

Adobe Creative Suite Web Standard—an integrated software solution that provides a basic toolkit for Web designers and developers to prototype, design, develop and maintain Websites, Web applications, interactive Web experiences and mobile content; combines Adobe Contribute, Adobe Dreamweaver, Adobe Fireworks and Adobe Flash Professional technologies, Version Cue, Adobe Bridge, Adobe Device Central and Adobe Acrobat Connect Web conferencing software.

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

Adobe Fireworks—a professional graphics design tool that allows users to rapidly prototype and design Websites and Web application interfaces while giving professional designers and developers tools for creating images that can be deployed to Web browsers, Adobe Flash Player and Adobe AIR; integrates with Adobe Dreamweaver, Adobe Flash and Adobe Photoshop, and supports Adobe AIR application development.

Adobe Flash Access—a scalable, flexible content protection solution that enables the distribution and monetization of premium video content delivered online; previously known as Adobe Flash Media Rights Management Server.

Adobe Flash Media Interactive Server—a configuration of our streaming media capabilities to deliver secure, high-quality video on demand, video blogging and messaging, Web conferencing and live video capabilities that can be viewed via Adobe Flash Player and Adobe AIR; provides a flexible development environment for creating and delivering interactive media applications; utilized by many industries, including media and entertainment, telecommunications, advertising, government and education.

Adobe Flash Media Streaming Server—a lower-cost version of our streaming media capabilities that can be used to deliver live streaming and video-on-demand streaming; configured for lower volume streaming of content that is suitable for small- and medium- size streaming needs.

Adobe Flash Professional—provides an advanced development environment for creating Internet applications which integrate animations, motion graphics, sound, text and additional video functionality; solutions built with Adobe Flash Professional are deployed via the Web to browsers and to devices that run Adobe Flash Player.

Adobe Illustrator—a vector-based illustration design tool used to create compelling graphic artwork for print publications, Websites and video production.

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

Adobe Photoshop Lightroom—software designed for professional photographers and photo hobbyists, it addresses their unique photography workflow needs by providing more efficient and powerful ways to import, select, develop and showcase large volumes of digital images.

Adobe Premiere Elements—a powerful yet easy-to-use video-editing software for home video editing; provides tools for hobbyists to quickly edit and enhance video footage with fun effects and transitions and create custom DVDs for sharing video with friends and family.

Adobe Premiere Express—video remix and video editing software licensed to media portals such as MTV.com, Photobucket and YouTube to provide consumers with embedded access to industry leading Adobe video editing and enhancement technologies.

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

Adobe Story—new online collaborative script development tool currently in beta release and made available as a hosted service; can be used to begin the planning and preproduction phase of video workflows and will be integrated with other Adobe products, including future versions of the Adobe Creative Suite product family; developed to create more efficient video production workflows while reducing production costs, Adobe Story automatically turns content in scripts into relevant metadata that can be used throughout the Adobe digital video workflow.

Adobe Visual Communicator—software used to create newscast-style video presentations that can be delivered via e-mail, CD, DVD, PowerPoint or live over the Internet.

Business Catalyst—hosted software service which provides an all-in-one capability to develop, maintain, and run a Website to implement marketing campaigns and sell products online.

Flash Video Streaming Service—via CDN partners, Adobe offers hosted services for streaming on-demand video for the Adobe Flash Player runtime across high-performance networks; built with Adobe Flash Media Server, Flash Video Streaming Service provides an effective way to deliver FLV to large audiences without the overhead of setting up and maintaining streaming server hardware and network.

Open Source Media Framework (OSMF)—new framework for media player development that can be used to create and deliver custom online media players for content owners; enables developers using Flash technologies to quickly and easily add rich functionality such as advertising, user measurement and tracking, and social network integration into new custom video players that can be branded for individual content owners.

Ovation—software which allows users to enhance Microsoft PowerPoint slides into a richer visual experience to help deliver more impactful information, presentations and messages.

Photoshop.com—an online hosted service that provides customers with the ability to view, enhance and share their photos; also provides photo backup services, the ability to obtain seasonal artwork and other inspiring ideas that can be utilized to enhance the photo viewing and sharing experience.

Scene7 On-Demand—provides an easy-to-use, Web-based system to upload, manage, enhance and publish dynamic rich content; used by many leading online retail Websites to automate the production and availability of rich media experiences, including zoom, dynamic sizing, personalization and interactive dynamic product catalogs.

Business Productivity Solutions

The focus of our Business Productivity Solutions business is to provide solutions which meet the needs of enterprises and governments to improve their productivity, help automate business processes, improve collaboration and reduce time-to-market and costs. We believe there are several macro trends and specific growth drivers that are creating opportunities for our Business Productivity Solutions business:

•
Paper-to-digital—eliminating paper and moving to automated forms-based workflows continue to be key challenges in the enterprise. Paper remains prevalent throughout industries and governments, and there are goals to drive down operational costs related to paper use and workflows involving paper-based documents. During the past decade, there has been considerable progress made towards moving away from paper-based workflows.  However, we believe there still remains a significant opportunity to deliver solutions which focus on this opportunity.

•
Collaboration—the nature of business continues to become more social and collaborative, and enterprises and governments are being forced to become more transparent.  Customers and government constituents desire that their online interactions be friendly and effective. As such, we believe weaving social, real-time interaction into every customer interaction is becoming a key market opportunity, as well as a differentiation in the marketplace.

•
Transforming customer interactions—as businesses increasingly move their customer service and new customer acquisition activities online, they are facing a completely different customer interaction model.  We believe more than half of the transactions in our Adobe LiveCycle enterprise business during the past year relate to solutions oriented around transforming business processes such that organizations can more easily and cost-effectively acquire, service, and ultimately retain their customers/constituents.

Given these market trends and growth drivers, we categorize our opportunities and our results into two distinct businesses within our Business Productivity Solutions: Knowledge Worker and Enterprise. Both businesses utilize industry standards and leverage our client platforms that include Adobe Reader, Adobe Flash Player and Adobe AIR.

Knowledge Worker Market Opportunity

As part of our Business Productivity Solutions focus, we address the needs of the knowledge worker customer whom we define as someone working in document intensive industries, focused on creating and disseminating high-value information as part of their job on a regular basis. Knowledge workers include a wide variety of job functions—such as accountants, attorneys, architects, educators, engineers, graphic designers, insurance underwriters and stock analysts. These jobs typically require the sharing of information either as a static, published document or as a collaborative, interactive document.

Knowledge workers must create information and content from a variety of sources and software applications, and be able to exchange this information within a reliable format that ensures coworkers and constituents can reliably and securely access the information. When appropriate, this information often needs to be protected or securely managed and controlled.

Document-based collaboration among knowledge workers can occur through face-to-face meetings, via phone calls, through e-mail or through Web conferencing technologies. Knowledge workers who participate in collaborations with their colleagues may be located in offices next door to each other, or in different parts of the world. These team members may change with every project and either be part of an organization’s employee base, or be an external consultant or third-party partner.

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

Since the early 1990s, our Acrobat family of products has provided for the reliable creation and exchange of electronic documents, regardless of platform or application source type. Users can collaborate on documents with electronic comments and tailor the security of a file in order to distribute reliable Adobe PDF documents that can be viewed, printed or interacted with utilizing the free Adobe Reader. Available in different versions which target a variety of user needs, Adobe Acrobat provides essential electronic document capabilities and services to help knowledge workers accomplish a wide range of ad hoc tasks involving digital documents ranging from simple publications to forms to mission critical engineering and architectural plans. Although Acrobat has achieved strong market adoption in document-intensive industries such as government, financial services, pharmaceutical, legal, aerospace, insurance and technical publishing, we believe there are tens of millions of users who need capabilities such as those provided by Acrobat who have not yet licensed an Acrobat- based solution.

Our Acrobat.com service provides centralized online file sharing and storage capabilities, as well as simple PDF creation, an online word processor, spreadsheet and presentation authoring capabilities, and personal Web conferencing services with Adobe ConnectNow that is based on our Acrobat Connect Pro Web conferencing solution.  In addition to complementing our Acrobat desktop solutions, Acrobat.com also serves as an introductory service for knowledge workers who wish to utilize PDF-creation capabilities and the Adobe Reader, but have not yet licensed an Acrobat desktop solution.

Knowledge Worker Business Summary

In fiscal 2009, our Knowledge Worker business was adversely affected by the recession and the weak general macro-economic environment. This caused revenue for our Knowledge Worker products to be approximately 23% weaker than revenue achieved in fiscal 2008. Despite this economy-driven weakness, we maintained our focus on driving adoption of our Acrobat products during the year—particularly with enterprise and government customers.

Our Acrobat 9 family of products, which first shipped in August of 2008, offers features that allow workgroups to manage a range of essential business activities such as assembling documents from multiple sources, controlling security and access to sensitive information, enabling the creation and filling out of intelligent electronic forms and more effectively collaborating on documents and projects. In addition, the Acrobat 9 family of products allows users to unify a wide range of content into a PDF Portfolio. Users can assemble documents, drawings, e-mail, spreadsheets and rich media—including audio, video, 3D and maps — in a single, compressed PDF Portfolio.  Other version 9 features and enhancements included the ability to: create interactive, on-demand presentations using Adobe Presenter software; easily share video in PDF using FLV; improved security to help protect and control access to PDF documents; permanently remove sensitive information through the use of redaction tools to black out sensitive text, illustrations, or other information; easily create and manage electronic forms; and enable anyone using the free Adobe Reader to digitally sign documents, participate in shared document reviews and save forms locally. These enhanced capabilities helped to continue the increase of our penetration of Acrobat desktop licenses in enterprises.

During the year, continued adoption of our Creative Suite products has also contributed to broader adoption of Acrobat in the creative professional market. Acrobat Pro is included in four of the six Creative Suite editions and utilization of Acrobat prepress, printing and collaboration functionality is a critical component of creative customer workflows. As such, adoption of Acrobat through the Creative Suite family of products has resulted in a material amount of Acrobat revenue being reported in our Creative Solutions Segment during the year.

We also continued to grow the usage of Acrobat.com during fiscal 2009. Since it was first introduced in 2008, more than five million users have created accounts to use Acrobat.com to create and share documents, communicate in real time, and simplify working with others. In the fourth quarter of fiscal 2009, we enhanced its capabilities with easier file sharing, improved remote access including mobile device access, and the addition of new spreadsheet and presentation authoring capabilities. We believe this compelling subscription-based service will enhance the growth capabilities of the Acrobat family of products in the coming years.

Knowledge Worker Strategy

In fiscal 2010, we plan to continue to market the benefits of our knowledge worker solutions to small and medium-sized businesses, large enterprises and government institutions around the world. With our Acrobat family of products, we intend to continue to increase our seat penetration in these markets through the utilization of our corporate and volume licensing programs. We also intend to increase our focus on marketing and licensing Acrobat in targeted vertical markets such as education, financial services, telecommunications and government, as well as expanding into emerging markets.

We also plan to deliver a new version of the Acrobat family of products later in the fiscal year. This new release will provide enhanced collaboration features as well as add additional capabilities to transform how Acrobat users create and deliver more dynamic experiences within PDF files. We believe this new version will help to accelerate adoption of Acrobat in targeted markets when compared to adoption and upgrade rates we experienced during fiscal 2009, which were adversely affected by the macro-economic downturn. In addition, we intend to update the capabilities of our hosted service, Acrobat.com, to increase the value of the service to existing and new users. As the use of Acrobat.com grows, we intend to target users of the free aspects of the service with paid-for functionality that will enhance their use of the overall solution.

Knowledge Worker Products

Adobe Acrobat.com—provides centralized online file sharing and storage capabilities, as well as simple PDF creation, an online word processor called Buzzword, an online spreadsheet authoring tool called Tables, an online presentation creation tool called Presentations, and personal Web conferencing services with Adobe ConnectNow.

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

Enterprise Market Opportunity

Enterprises are under increasing pressure to save money, offer improved customer service, adhere to regulatory requirements and leverage existing investments in core systems. As a means to address these issues, a critical component of an organization’s business processes is the need to interact with data stored in enterprise applications. As this need expands beyond the core users of those applications, adapting systems to accommodate a diverse group of users—including those within and those external to the organization – has become an expensive and time-consuming endeavor. The outcome is a proliferation of manual workarounds that result in process inefficiencies, delays and poor quality of information.

In addition, enterprises have built Web applications which enjoy the reach of the Web but often fail to deliver a user interface with the ease of use and richness that users expect. This impedes utilization of these applications and increases training costs, and reduces the overall return on investment (“ROI”) that enterprises expect. Organizations are now looking to RIAs to boost their ROI for these Web applications by combining a rich graphical application interface with the universal reach of the Web.

We believe significant opportunities exist to help enterprises address these issues by making their business processes more efficient and their Web applications more engaging. We also believe forward-thinking enterprises are actively investing in disruptive processes to engage more meaningfully with customers, and the employees and partners who serve them.  Enterprises want to leverage these dynamic human interactions to create a more effective customer interaction model which accelerates acquisition and retention.

To address these opportunities, we offer a platform for enterprises and governments to build Customer Interaction Solutions (“CIS”) utilizing our Adobe LiveCycle Enterprise Suite (“ES”) solutions to securely extend the reach of information, processes and services to engage with customers and constituents. Our CIS solutions leverage our Adobe Reader and the Adobe Flash Platform which help businesses and government agencies inspire commitment in their customers and constituents by engaging them — anywhere, anytime and in any medium through our universal clients and application solutions.

Our Adobe Flash Platform enables reliable, secure and rich application experiences across browsers, desktops and devices. The platform provides developers with an RIA programming model to integrate and optimize workflows and a server software framework to simplify integration and leverage existing enterprise infrastructures. We also offer CIS services and other software components to accelerate the creation of compelling, relevant and actionable applications, either through RIAs or through intelligent electronic documents based on Adobe PDF.

To improve their collaboration and communication capabilities, we believe enterprises will increasingly utilize real-time communication to improve how they train, market, sell and support their products and solutions to their customers.  For this reason, we now include our Adobe Acrobat Connect Pro product line as part of our CIS offerings.  Connect Pro provides capabilities via Adobe Flash Player for live Web conferencing, as well as delivering on-demand rich presentations through an on-premise server or as a hosted service. By also offering Web conferencing services as part of our LiveCycle family of products, we believe we can extend adoption of Web conferencing to a broader potential market and grow the use of such technology with an easy-to-adopt business model.

Although our solutions address the needs of a diverse set of enterprise customers, we focus primarily on two key vertical industries: financial services and government. To a lesser extent, we also target vertical markets such as media and entertainment, manufacturing, telecommunications and healthcare.  For all these customers, we offer comprehensive, scalable, secure and reliable server products and tools to develop applications tailored to their specific information and business process requirements.

Enterprise Business Summary

In fiscal 2009, revenue performance for our Enterprise products was better than Adobe’s overall business. Despite the negative macro-economic backdrop, overall LiveCycle revenue declined only slightly on a year-over-year basis.  A contributing factor to the year-over-year decline in our LiveCycle revenue was our strategic decision to focus less on consulting services as a component of overall LiveCycle revenue during the year.  With increased consulting support by systems integrators such as Cognizant, Deloitte and Tata Consulting, we downsized our consulting organization and the revenue aspirations associated with it as we entered fiscal 2009—and focused our revenue generation primarily on the licensing of our LiveCycle solutions.

The overall performance of our enterprise business benefitted from the release of new versions of products during the year. In the fourth quarter of fiscal 2009, we delivered Adobe LiveCycle Enterprise Suite 2 (“ES2”), which enables businesses and governments to deliver personalized experiences to improve employee productivity and the overall experience of their customers and constituents.

LiveCycle ES2 is an integrated J2EE server solution that blends data capture, process management, information security, document generation and content services to help create and deliver rich and engaging applications that reduce paperwork, accelerate decision-making and help ensure regulatory compliance. It provides developers the ability to build applications that improve interactions with customers and constituents across devices and channels. Delivering significant productivity improvements to IT and line-of-business managers, LiveCycle ES2 also provides an RIA framework for building customizable RIA workspaces, mobile and desktop access to critical applications, and deployment as hosted services.

New features and enhancements to LiveCycle ES2 include expanded client and Web browser support. We believe the extended mobile and desktop access to LiveCycle ES2 will help organizations save time and costs by providing seamless end-user access to processes and services that help them complete their work faster. As part of LiveCycle ES2, we offer new capabilities such as LiveCycle Workspace ES2 Mobile—which enables access to LiveCycle ES2 from smartphones including iPhone, Blackberry and Windows mobile devices, thereby increasing user productivity by allowing access to tasks when users are away from their desks. We also offer LiveCycle Launchpad ES2, which is an Adobe AIR application that provides easy access on the desktop to initiate LiveCycle ES services such as PDF creation.

Additional LiveCycle ES2 capabilities included expanded RIA data services. Through closer integration with the Adobe Flash Platform, LiveCycle ES2 enables Adobe Flex and LiveCycle developers to create user-centric applications that are unique to particular business needs. The new LiveCycle Mosaic ES2 capability is an RIA framework for rapidly assembling and engaging activity-centric enterprise applications, and provides knowledge workers with real-time, contextual information from multiple sources in a single, personalized view. Developers can extend existing applications by exposing their business logic and user interfaces into application tiles that can be assembled to create unified views.

In addition, we provide LiveCycle Collaboration Service, which is a new hosted service that provides developers and enterprises with a scalable solution to easily build real-time, multi-user collaboration into existing or new RIAs. LiveCycle ES2 also provides the option to deploy LiveCycle capabilities in the cloud, hosted in the Amazon Web Services cloud computing environment. We believe these capabilities provide organizations with a faster deployment path and lower total cost of ownership. It also allows developers to stage multiple applications before going live in production.

To make it easy for enterprise designers and developers to automate enterprise business processes, we provide tight integration of Adobe tools and solutions such as LiveCycle ES2 Solution Accelerators—which help organizations launch project planning and prototyping, and decrease development time. New LiveCycle ES2 Solution Accelerators include human capital management, eSubmissions, correspondence management, new account enrollment and services and benefits delivery. We also provide LiveCycle Workbench ES2, which is an integrated development environment (“IDE”) that allows developers, designers, and business analysts to work together collaboratively.

These LiveCycle ES2 capabilities build upon advancements we have made with LiveCycle ES that provided common services software for functionality such as forms automation, PDF document creation, document security and process management.

In fiscal 2009, we also increased our focus on the Web conferencing market opportunity with our Acrobat Connect Pro product line, which is licensed by customers as on-premise server-based software or as a hosted service. Revenue grew by more than 20% in fiscal 2009 due to our increased focus on marketing and licensing the product, as well as overall growth in the market opportunity.

Enterprise Strategy

In fiscal 2010, we will continue to focus on offering more complete enterprise server-based solutions targeting the needs of governments and enterprises worldwide. We wish to help these customers develop and deliver self-service and assisted-service Web-based applications that blend rich user interfaces and documents with data capture, document collaboration, process management and document generation capabilities that are easy to use. We strive to provide solutions which are customer-centric and help the constituents of our customers work together on complex processes and bridge the digital and paper-based environments, and do so by providing capabilities that are accessible by anyone. We intend to provide such solutions directly through our field organization, as well as together with global and regional systems integrators we partner with that deliver comprehensive solutions to their customers.

We will continue to focus our go-to-market efforts on vertical markets such as financial services and government. We intend to continue to build out our go-to-market model to leverage sales and consulting delivery through systems integrator partners. We will also work to enhance our solutions offerings through investments in new SaaS, or on-demand, capabilities for our enterprise server product family.

With our Connect Pro product, we intend to increase awareness of our solution in markets such as government and other regulated industries. We also intend to expand our go-to-market opportunity by working with Conferencing Service Providers, and we plan to deliver capabilities which allow developers to build collaboration-enabled business processes utilizing Connect Pro functionality and services.

Enterprise Products

Collaboration

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

Data Capture

Adobe LiveCycle Barcoded Forms ES2—server-based software application which enables organizations to accurately capture user-supplied information from fill-and-print paper forms that uses proven and dynamic 2D barcode technology online and offline to automate the extraction of data from paper forms and deliver it to core systems for processing; dramatically reduces costs, errors and time compared to manual data entry and solutions based on optical character recognition; barcodes are initially set up through creation of the form with Adobe’s Designer application; after the form is printed, signed and returned by users of the form, the barcode on the form is scanned and decoded, and form data obtained from the barcode is routed to the appropriate enterprise application through Adobe’s LiveCycle server products.

Adobe LiveCycle Data Services ES2—high-performance, scalable and flexible framework that streamlines the development of RIAs using Adobe Flex and Adobe AIR; abstracts the complexity required to create server push–based applications and supports a rich set of features to create real-time solutions; utilizes powerful data services and simplifies data management problems such as tracking changes, synchronization, paging and conflict resolution; deployed as a standard J2EE Web application, which enables customers to leverage their existing infrastructure.

Adobe LiveCycle Forms ES2—server-based software application that organizations can use to cost-effectively and securely extend their core business processes beyond their enterprise system; enables customers to create and deploy XML-based form templates as PDF, SWF, or HTML for use with Adobe Reader or Adobe Flash Player software, or with Web browsers; provides for the capture of data from submitted forms and the transfer of the data directly into an organization’s core business systems, thereby streamlining form-driven business processes and improving data accuracy.

Adobe LiveCycle Reader Extensions ES2—server-based software application which lets enterprises easily share interactive Adobe PDF documents with external parties without requiring recipients of the documents to purchase Acrobat software that normally would be necessary to interact with the Adobe PDF documents they receive; unlocks features on an individual Adobe PDF document by  document basis so that  when such a file is opened in the free Adobe Reader, users have access to tools that normally would not be available in Adobe Reader, such as reviewing and commenting functions, digital signatures to electronically sign PDF documents, embedding file attachments, enabling database and Web service capabilities, and the ability to fill in form data, submit and save electronic documents locally.

Information Assurance

Adobe LiveCycle Digital Signatures ES2—server-based software application that helps organizations automate the processing of electronic documents by providing batch-based capabilities to digitally sign and certify Adobe PDF documents, validate digital signatures and encrypt/decrypt Adobe PDF documents; safeguards information when it leaves a company’s network and integrates with existing public key infrastructures.

Adobe LiveCycle Rights Management ES2—server-based software application that helps organizations manage information access securely with dynamic, persistent document control; allows for access control and auditing of Adobe PDF, Microsoft Word, Microsoft Excel, Microsoft PowerPoint, PTC Pro/ENGINEER, Dassault CATIA and Lattice XVL CAD document usage inside or outside the firewall, online or offline and across multiple document platforms; lets organizations know when a document has been viewed, printed or altered and restricts access so that only intended recipients can open, use and forward a document; allows for previously granted document permissions and access to be revoked; leverages Adobe Acrobat and Adobe Reader and other client plug-in software to author and view protected documents.

Document Output

Adobe LiveCycle Output ES2—server-based solution which supports on-demand document processes including the generation of documents such as correspondence, confirmations, bids, or shipping labels; provides capabilities to merge XML data from back-end systems with Adobe LiveCycle Designer ES templates to generate documents in PDF, PDF/A, PostScript, PCL, or Zebra label formats; customers can customize electronic document packages by combining newly generated PDF documents with existing files from document repositories; customers can also convert PDF documents to print or image file formats and then route them automatically to support direct server-based printing or archiving operations.

Adobe LiveCycle PDF Generator ES2—server-based software which automates the creation, assembly, distribution and archival of PDF documents in combination with critical business processes; converts a wide range of native and standard file formats, and can combine newly created PDF documents with existing files or pages to assemble customized PDF packages; supports direct server-based PDF printing or can convert PDF documents to a wide variety of formats, including image formats and PDF/A.

Adobe LiveCycle PDF Generator 3D ES2—server-based software which extends Adobe LiveCycle PDF Generator ES with support for the conversion and integration of complex 2D and 3D CAD design and engineering product data into a single PDF document that can be shared using the Adobe Reader software without requiring a CAD application or viewer.

Adobe LiveCycle Production Print ES2—server-based solution that performs high-volume jobs through efficient batch processes, generating documents such as statements, invoices, contracts, or welcome kits; merges XML, ASCII or other data types from back-end systems with Adobe LiveCycle Designer ES templates to generate documents in a broad range of print or electronic formats to support high volume production requirements; enables customers to print document packages by collecting multiple jobs over time and then grouping them to minimize mailing costs.

Process Management

Adobe LiveCycle Business Activity Monitoring ES2—software that allows administrators and process participants to quickly identify bottlenecks, check progress and view other process information related to business transactions; comes in two versions:  Adobe LiveCycle Business Activity Monitoring (“BAM”) ES Standard, which allows for the monitoring of all LiveCycle processes with 16 out-of-the-box dashboards and, Adobe LiveCycle BAM ES Extended, which adds the ability to extend Adobe LiveCycle BAM ES to other enterprise business systems so that users can monitor business processes inside and outside the LiveCycle environment.

Adobe LiveCycle Process Management ES2—server-based process management application that allows organizations to orchestrate people, systems, content and business rules into streamlined, end-to-end processes that are accessible to process participants through engaging user interfaces, online or offline; provides out-of-box dashboards to help users gain insights into business operations in real time and management tools to fix day-to-day operational problems and make long-term process improvements.

Content Services

Adobe LiveCycle Content Services ES2—offers a library of services that can be used with other LiveCycle solution components to create content-rich engagement applications whereby end users can share and collaborate on content development in content spaces as part of a company’s business processes; supports check-in/check-out capabilities, keeps a complete audit history of all document actions and provides a fully integrated set of content services ranging from an enterprise content repository to social collaboration tools such as enterprise forums; also includes team collaboration capabilities such as forums and discussions, and provides Microsoft Office plug-ins that enable users to interact with the process engine and content repository using Microsoft Word and Microsoft Excel.

Adobe LiveCycle ES Connectors for ECM—solutions which enable Adobe LiveCycle customers to connect their LiveCycle applications with other industry-leading enterprise content management systems, such as EMC Documentum, IBM FileNet and IBM Content Manager.

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

Adobe LiveCycle Designer ES2—desktop software application which simplifies the creation and maintenance of intelligent XML based forms for deployment as Adobe PDF forms, HTML applications and Flash based RIAs; provides an intuitive, graphical design tool for creating XML templates that look exactly as the author intended and previewing them before deployment; it also simplifies adding intelligence to documents, such as business and routing logic, and binding form fields to arbitrary XML schemes for seamless integration with enterprise applications.

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

Omniture Segment

Omniture Market Opportunity

Our Omniture Business segment provides Web analytics and online business optimization products and services, which we deliver through our Omniture line of products and our Omniture Online Marketing Suite. Customers use our Omniture products and services to manage and enhance online, offline and multi-channel business initiatives.

Customers who use our Omniture solutions include marketing professionals such as marketing managers, online marketing managers, search engine marketers, media managers, media buyers, marketing research analysts and the chief marketing officer. Customers also include Web content editors, Web analysts and Web production managers. These customers often are involved in workflows which utilize other Adobe products, such as our creative professional tools and our Adobe Flash Platform client technologies.

We believe there are several key market trends creating opportunities for our Omniture business:

•
Broad commercial utilization of the Internet — The Internet has fundamentally altered the way businesses and consumers purchase and consumer goods and services. It has also redefined many business processes and has created opportunities for new online businesses, as well as for existing offline businesses seeking to capitalize on online initiatives. Because of this, businesses are investing in innovative online initiatives to increase sales, improve customer service, enhance brand awareness, decrease time-to-market for their offerings, reduce fulfillment costs and increase operational efficiency.  We expect that the scope and scale of commercial Internet usage will continue to increase. The roll-out of broadband networks and mobile networks, particularly in emerging geographic markets, will contribute to the growth of Internet usage. Internet commerce should also continue to grow. Proliferation of online marketing and customer response channels—such as mobile, online video, and social networks—will continue to generate interactions that need to be measured and analyzed across channels.

•
Need to measure and automate online business — In order to make informed decisions about priorities and investments in online marketing and other commercial initiatives, we believe businesses require timely and accurate measurement of customer behavior. The proliferation of Internet usage and the fact that nearly every user interaction on a Website (or other digital medium such as mobile phone applications, set-top boxes, kiosks, point of sale systems or any IP connected device) can be captured by the owner of the Website, or other digital medium, have resulted in the creation of an unprecedented amount of data about how a business’ customers interact and transact business with it. Businesses are increasingly realizing the benefit of using information gained from online and other digital customer interactions to improve functional areas, such as sales, customer service, product development, marketing, pricing, manufacturing and inventory management. The interactive and measurable nature of Internet activity also enables businesses to determine how customers arrived at their online destinations, such as Web and mobile sites, and to what extent the costs they incur to increase site traffic are generating sales.

•
Opportunity to optimize online business — Measuring online behavior and automating the capture and analysis of data are important for making informed business decisions. Businesses also need to leverage data to optimize the results of their online business activities. For example, businesses have historically measured the success of their online marketing programs by simple click-through rates or conversion rates, the latter being the percentage of click-through users who make a purchase or otherwise engage in the desired customer action during the online session. However, the effectiveness of online marketing can be optimized by analyzing and acting on deeper information, such as repeat visits, transactions generated, registrations, traffic pathways (various paths of online visitor traffic flow), time spent and quality of interaction (engagement), eventual conversion (desired customer action taken in subsequent visits) or success over time (lifetime value of customer) as well as comparing the relative effectiveness of different marketing channels (attribution). Business success metrics can also vary based on the industry or vertical market – for example, media companies optimize subscriptions and online advertising revenue, whereas retailers and ecommerce companies focus on registrations and online purchases.  Online businesses utilize a large and growing number of complex and diverse communication channels to market to customers, including display advertising, paid and natural search advertising, e-mail, social media marketing, affiliate marketing, blogs, podcasts, video, RIAs and comparison shopping engines, as well as traditional offline initiatives. The emergence of multi-channel marketing initiatives, which combine traditional offline marketing initiatives such as television, print, magazine, newspapers, radio and catalog with online marketing initiatives, makes the measurement and analysis of online behavior more challenging, but presents additional opportunities to optimize results. For example, businesses want to measure and understand the impact of their advertising initiatives across all these channels, not only to determine how much credit should be given to a particular channel and to understand cross-promotional effectiveness, but more importantly to optimize search spending, make adjustments in the way channels are utilized and align the amount of resources that are allocated to each of them.

For many years, Adobe has provided creative tools and ubiquitous clients via the Adobe Flash Platform to help customers create and deliver engaging content and experiences.  Given the market trends described above, we believe the combination of our tools and clients with Omniture’s capabilities will help customers to more efficiently and effectively measure,  analyze and optimize those experiences—creating a complete feedback loop.  With this broad platform,  we believe there is a unique opportunity for Adobe to deliver an end-to-end workflow that will allow customers to create, deliver, monetize, and optimize the impact and business results of their content and assets.

Omniture Business Summary

We acquired Omniture on October 23, 2009.  As one of the largest businesses in the SaaS industry, our Omniture business segment processed over one trillion transactions during the period of Adobe’s fourth quarter in a hosted environment for approximately 5,000 customers around the world.

Like the rest of our business segments, Omniture revenue was adversely affected during 2009 and growth rates slowed compared to those achieved in 2008. However, in a trend that began before our acquisition of Omniture in October 2009, the Omniture business appeared to stabilize during the fourth quarter with the improvement in the general economy, as indicated by an increase in the transaction volume on our network.  In addition, our customer retention rates began stabilizing and we experienced an increase in sales of additional subscription services into our existing customer base.

Omniture’s flagship product, SiteCatalyst, anchors our analytics business, and represented 56% of the Omniture revenue reported in the fourth quarter of fiscal 2009. This compares to revenue of 62% in the comparable year-ago period, and reflects success against our effort to provide additional types of services beyond analytics which integrate into our Online Marketing Suite. These additional services represented 32% of Omniture’s revenue in the fourth quarter of fiscal 2009, and compares to 27% in the comparable year-ago period. Our Omniture professional services, including training and consulting services, comprised the remaining 12% of Omniture’s  revenue in the fourth quarter of fiscal 2009.

Omniture Strategy

In the coming year, we hope to build upon the momentum Omniture achieved over the past several years by enabling our customers to capture, store and analyze information generated by their Websites and other sources and to gain critical business insights into the performance and efficiency of marketing and sales initiatives and other business processes. We intend to help our customers utilize this information to automate the targeting and delivery of content and marketing offers on a Website, as well as the broader Internet, and test site design and navigational elements to optimize the user experience and revenue opportunities for our customers. We also intend to enhance our services by providing customers with real-time access to online business information, the ability to integrate that information with a broad set of other data sources, and generate flexible reports using real-time and historical data and the ability to measure, automate and optimize critical online processes.

With the acquisition of Omniture in fiscal 2009, we believe we can help customers create a complete feedback loop of creation, delivery, analysis, and optimization around their creative and enterprise workflows. We expect to add capabilities to many of our content creation and developer tools to enable improved trackability of content in such workflows.

We also believe we can accelerate the growth of our Omniture business by expanding the Omniture go-to-market strategy to include new geographies and vertical markets where Adobe has a strong presence.

Omniture Products

We offer the Omniture Online Marketing Suite, our suite of products and services used to manage and enhance online, offline and multi-channel business initiatives, which we host and deliver to our customers on-demand and also provide as an on-premise solution for some products. Our Online Marketing Suite consists of an open business analytics platform and an integrated set of optimization applications for visitor acquisition, conversion, online analytics and multi-channel analytics.  These components and services are accessed primarily by a Web browser, and are built on a scalable and flexible computing architecture. As such, these components and services reduce the need for our customers to make upfront investments in technology, implementation services or additional IT personnel, thereby increasing customers’ flexibility in allocating their IT capital investments.

The components of our Online Marketing Suite, are described in more detail below and are organized by four main components of our offering: Visitor Acquisition, Conversion, Online Analytics and Multi-channel Analytics.

Omniture Visitor Acquisition

Omniture SearchCenter—hosted software which simplifies search marketing by providing a common interface to manage search campaigns across multiple search engines, integrate campaign metrics with web analytics, and optimize across marketing programs; enables search marketing to occur in the context of a broader marketing plan such that users such as online marketers can improve brand engagement and online conversions.

Omniture Conversion

Omniture Test&Target—hosted software which provides users such as marketers the capabilities to make their online content and offers more relevant to their customers, yielding the potential for greater customer conversion; provides an intuitive interface for rapidly designing and executing tests, creating audience segments and targeting content.

Omniture Survey—hosted software which helps organizations design, create and implement online surveys to measure audience sentiment.

Omniture SiteSearch—hosted software which gives users such as marketers the ability to control and optimize the search results on their sites; enables control over the search experience with presentation and navigation features designed to help guide visitors to the most relevant information; integrated with Omniture SiteCatalyst, SiteSearch dynamically promotes the most successful products, services and content to the top of search results using analytics-derived metrics such as revenue, conversion rates and page views.

Omniture Recommendations—hosted software which enables businesses to promote products and content online; utilizes flexible data and behavioral driven algorithms, allowing customers to increase conversions on their Websites by ensuring relevant choices are automatically presented to customers, either on Websites or through email campaigns.

Omniture Merchandising—hosted software which enables retailers to implement online merchandising strategies that optimize marketing effectiveness through increased conversions and average order value; helps retailers grow their online business by improving shoppers’ ability to find and select products, as well as promoting products based on business goals and metrics.

Omniture Publish—an on-demand Web content management solution that enables business users to easily create, manage and update Web content without the need of IT or Web developers; enables content owners to easily publish and maintain content on their Websites.

Omniture Online Analytics

Omniture SiteCatalyst—hosted software which provides customers and users such as marketers the ability to capture, store and analyze information generated by their Websites and other sources and to gain real-time business insights into the performance and efficiency of marketing and sales initiatives and other business processes; built on a scalable and flexible computing architecture.

Omniture Discover—hosted software which provides users such as Web analysts and online marketers with real-time visitor information and insight; enables businesses to understand a comprehensive, multi-dimensional view of their customers through accurate and timely information such that they can make informed decisions to improve the performance of their business.

Omniture Multi-Channel Analytics

Omniture Insight—on-premise software which enables organizations to quickly analyze large volumes of rapidly evolving data in real-time; provides users with visualization capabilities to assist them with making quick business decisions that can improve overall business performance; accepts data from any source, including data warehouses and business intelligence tools.

Omniture Insight for Retail—on-premise software which provides organizations with rapid customer insights using real-time analysis of large volumes of continuously changing point-of-sale, kiosk and inventory data; helps users correlate data to online interactions for a deeper understanding of customer responses across multiple channels.

Omniture Open Business Analytics Platform

Omniture DataWarehouse—contains the information captured by Omniture SiteCatalyst, our core Omniture product offering, and other Omniture applications.

Omniture Genesis—contains application programming interfaces to integrate and augment analytics data with relevant data from Internet and enterprise applications and data from a growing number of online and offline channels to enable business optimization.

Platform Segment

Central to our long-term strategy is our Adobe Flash Platform which enables the development and delivery of applications, content and video which dramatically improve how businesses engage with their customers and constituents. The Adobe Flash Platform includes client technologies such as Adobe Flash Player, Adobe Flash Lite and Adobe AIR.  It also includes developer tools and technologies such as Adobe Flash Professional, Adobe Flash Builder (formerly Flex Builder), Adobe Flash Catalyst, Adobe Flash Platform Services and Adobe Flex.  In addition, server technologies such as Adobe FMS and Adobe LiveCycle Data Services round out our Flash Platform offerings.  Of these products and services, Flash Professional, FMS and LiveCycle Data services are managed and delivered in other Adobe business units, yet they remain core components of our Flash Platform.

Platform Market Opportunity, Business Summary and Strategy

Our Platform Business Unit focuses on the development, marketing and licensing of our Adobe Flash Platform technologies.  We have achieved penetration of Adobe Flash Player on more than 98% of Web-connected PCs – making it the most widely distributed rich client software in the world. In addition, Adobe Flash Lite, which is licensed by mobile handset and consumer electronic device manufacturers, has been distributed on more than 1.2 billion devices as of the Fall of 2009.

The broad reach and rapid adoption of the newest versions of these Adobe Flash Platform technologies allows us to rapidly innovate with our desktop and enterprise server software which utilize these technologies – enabling our customers to deliver new and more engaging experiences to their constituents that leverage the latest advancements in operating systems, hardware and rich media technologies.

Our most recent major release of Adobe Flash Player for personal computers, version 10, was delivered in the fall of 2008. Within ten months of availability, more than 93% of Web-connected PCs in mature markets had this latest version installed, the fastest adoption ever for a new version of our Flash Player.  Building upon the success of Flash Player 10, we released a beta version of Flash Player 10.1 in November of 2009.  In concert with the availability of new versions of our Flash server products, the newest Flash Player adds improved video capabilities such as HTTP streaming, content protection, peer-to-peer support, and enhanced digital video recorder capabilities such as pause, instant replay, and slow motion.

Due to the success and frequent electronic downloads of client technologies such as Flash Player, we generate revenue through OEM relationships with companies such as Google, where we include their technologies as part of the download offerings of our client technologies. In fiscal 2009, this download revenue grew by more than 40% when compared to fiscal 2008, and represented a significant part of the overall revenue we reported in our Platform segment.

As hundreds of millions of people around the world adopt Internet-connected hand-held phones and devices as a means to communicate, collaborate and entertain, as well as consumer electronic devices such as digital cameras, game consoles, music players and electronic educational toys, we believe a significant opportunity exists to offer our Adobe Flash Platform technologies for these devices to provide for the creation and delivery of rich content, user interfaces and data services which allow users to engage with information more easily and effectively.  This trend equally applies to categories such as Netbooks and Internet-connected televisions, and the explosion in adoption of such devices is creating a challenge for content owners and application developers to deliver consistent experiences across multiple devices, operating systems, Web browsers and screen sizes.

To address this opportunity, we participate in the Open Screen Project (“OSP”), which enables designer and developers to seamlessly publish content and applications across connected devices that utilize Adobe Flash and AIR as a technology foundation. Initially started in May 2008 with approximately twenty other participating companies, momentum for OSP grew significantly in fiscal 2009 as the number of member companies supporting OSP grew to approximately fifty by October of 2009.  Newest OSP members include Google, RIM and Palm, who join many other hardware manufacturers, mobile and television technology providers and media companies.

Essential to the momentum of OSP was our decision to eliminate licensing fees with our Flash client technology, as well as progress towards our goal of delivering the full Flash Player that currently runs on PCs to the smartphone platform. The removal of Flash licensing fees due to OSP resulted in an expected decline in Flash Lite mobile client revenue, with revenue in fiscal 2009 decreasing by more than fifty percent when compared to revenue achieved in fiscal 2008.

To address the opportunity of explosive growth in smartphone adoption, we made significant technological progress during the year with the conversion of Flash Player to run on non-PC devices. New Flash Player improvements include improved graphics acceleration,  audio/video decoding, battery optimization,  improved rendering speed and reduced memory consumption.  In addition, new features include developer support for multi-touch and gesture user interfaces, accelerometer support and screen orientation adjustments, and mobile text input mechanisms. Based on this progress, in October of 2009 we demonstrated initial versions of the new Flash Player running on smartphones systems using operating systems such as Google Android and Windows Mobile.  We expect to deliver beta versions of this software to handset manufacturers using these operating systems as well as Palm WebOS, Nokia S60 and RIM.  We further expect handset manufacturers using these platforms to begin shipping phones with Flash Player 10.1 installed on them starting in the first half of 2010.

With the delivery of Flash Player 10.1 in fiscal 2010 to OSP members, we believe nineteen of the top twenty handset manufacturers have now committed to utilizing Adobe Flash technologies for Web browsing, application creation and the delivery of rich, consistent Internet experiences on their devices. Over time, we expect this broad community to adopt Flash Player 10.1, increasing the need for Adobe’s designer and developer tools used to create content and applications, as well as broadening our Omniture and LiveCycle opportunities as Web and IT developers extend the reach of their solutions to include mobile handsets as enterprise clients.

Another major focus of our Platform business unit is to broaden the reach and capabilities of the Adobe Flash Platform through the delivery of our newest cross-platform client named Adobe AIR. Based on Flash, PDF and HTML technologies, Adobe AIR enables the creation and delivery of Web-enabled desktop applications that run outside of a Web browser.  Adobe AIR-based applications extend today’s Web browser-based applications to have the power and utility of desktop applications with capabilities such as access to the local file system, alerts and notifications, and the ability to work offline and then synchronize data when the application has online access again.  Developers of Adobe AIR applications are able to create persistent, branded desktop experiences which can be developed using standard Web technologies such as HTML, Ajax, Flash and PDF, as well as common audio and video formats.

Adoption of Adobe AIR has been substantial since first being made available in fiscal 2008. As of October 2009, there were more than 250 million AIR downloads, along with more than one million downloads of the AIR developer tools used to create these applications. Companies such as eBay, DirecTV, The NASDAQ Stock Market, FOX News, Salesforce.com, The New York Times, AOL, Atlantic Records and the BBC have already deployed commercial applications based on Adobe AIR.

As the adoption of our Flash Platform grows, our Platform team also focuses on the development and delivery of our developer solutions such as Flash Builder and Flash Catalyst to leverage the latest innovations adopted by Flash Player users. These solutions ensure reliable, secure and rich application experiences across the broadest range of browsers, operating systems and devices. In fiscal 2010, we expect to deliver new versions of Flash Builder and Flash Catalyst as standalone products, as well as part of our Creative Suite family of products to address the needs of designers and developers creating content and applications for both PC and non-PC environments.

We also anticipate that growth in sales of Internet-connected televisions from vendors like Samsung and Vizio will continue to increase. Participation by these partners and potentially others will extend our opportunity for Flash Player distribution from mobile devices to Internet-connected consumer electronic devices in the digital home. We expect this in turn will increase the need for designer and developer solutions – ranging from our Creative Suite family of products to previously mentioned developer tools and technologies which make up the Adobe Flash Platform.

Our ColdFusion product line also provides fast and easy ways to build and deploy powerful Internet applications. Developers can extend or integrate ColdFusion with Java or .NET applications, connect to enterprise data and applications, create and interact via Web services, or interface with SMS on mobile devices or instant messaging clients. ColdFusion can also be used for business reporting, rich-forms generation, printable document generation, full-text search and graphing and charting—enabling customers to more fully engage their constituents with better Web experiences.  Although our ColdFusion business was affected by the economy in fiscal 2009, we continued to innovate and provide ColdFusion developers with enhanced capabilities to support their evolving needs.

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

Adobe ColdFusion Builder—new development tool for building ColdFusion applications; provides a unified, customizable and extensible development environment to code applications, manage servers and deploy projects.

Adobe ColdFusion in the Cloud—new hosted service available in beta release; enables developers to build ColdFusion applications through the Amazon Web Services environment with access to the capabilities of ColdFusion as a hosted service.

Adobe Flash Catalyst—an interaction design tool for prototyping RIAs and enabling design and development workflows throughout the application development cycle.

Adobe Flash Lite—client software used in a wide range of non-PC devices including mobile phones and consumer electronic devices; provides a subset of Adobe Flash Player functionality for viewing and interacting with content designed for mobile handsets, televisions and other types of devices.

Adobe Flash Builder—an Eclipse-based IDE for developing RIAs with the Adobe Flex framework for either Adobe Flash Player or Adobe AIR; developers utilize Flash Builder to quickly build and deploy applications that are expressive, intuitive and rich in interactivity.

Adobe Flash Player—the most widely distributed rich client software on PCs and consumer electronic devices, Adobe Flash Player provides a runtime environment for text, graphics, animations, sound, video, application forms and two-way communications.

Adobe Flash Platform Services—new developer services that enable advertisers and content publishers to promote, measure and monetize applications across social networks, desktops and mobile devices.

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

In fiscal 2009, we maintained our OEM PostScript revenue through continued innovation with PostScript technologies.  In 2010, we plan to continue to enhance PostScript as well as utilize PDF enhancements to maintain these formats as standards in publishing and printing work flows.

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

Print and Publishing Market Opportunity and Strategy

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

In fiscal 2009, we released version 11.5 of our Adobe Director software targeted at game developers, multimedia authors, and e-learning professionals. The updated release includes new features for creating immersive gaming and multimedia applications, support for a new audio engine, HD video and advanced 3-D features.

In fiscal 2010, we will continue to support these offerings to meet the diverse needs of each product’s user base.  In addition, we believe there to be an opportunity to enhance some of our offerings, particularly in the technical communication and eLearning markets, through a comprehensive offering of several of our products to provide a complete end-to-end solution.

Print and Publishing Products

Adobe Authorware—a legacy rich media authoring tool used to develop caption based eLearning on Windows and Macintosh based platforms; use of the product ranges from creating Web-based tutorials to simulations incorporating audio and video; applications developed with Adobe Authorware can be delivered on the Web, over corporate networks or on CD-ROM.

Adobe Captivate—enables users to rapidly create professional and engaging eLearning content –  including software simulation, quizzes, animation and multi-media—and deliver the content in Adobe Flash and other formats; the content can be created without any programming or multi-media skills and can be published to CD/DVDs and Learning Management Systems used in training, sales, marketing and  customer support applications; often used in combination with Acrobat Connect, Adobe Captivate provides a robust technology solution to bring understanding and retention to end users of rapid training and eLearning solutions.

Adobe Contribute—an easy-to-use tool to update and publish Web content, designed for non-technical business users who need to make minor changes to intranet and Internet Websites that conform to the structure, style, layout and site standards setup by a Website administrator; streamlines the Web content maintenance process and provides Website administrators with a set of simple content management functionality to manage and administer Websites; also provides bloggers with a simple tool to create and update their blogs.

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

See Note 20 of our Notes to Consolidated Financial Statements for further information regarding our industry segments and geographic information. See risk factor “We are subject to risks associated with global operations that may harm our business” in Item 1A of this report for a discussion of risks related to our foreign operations.

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

Drawing and illustration products are characterized by feature-rich competition, brand awareness and price sensitivity. In addition to competition with Microsoft’s Expression Design product, our Adobe Illustrator product faces competition from companies such as ACDsee, Corel, Mediascape, Xara and the open source product called Karbon14. We believe our products compete favorably due to high customer awareness of their rich features, especially the drawing and illustration functionalities, the technical capabilities of the product and our ability to leverage core technologies from our other established products.

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

The needs of digital imaging and video editing software users are constantly evolving due to rapid technology and hardware advancements in digital cameras, digital video cameras, printers, personal computers, cellular phones and other new devices. Our software offerings, including Adobe Photoshop, Adobe Photoshop Extended, Adobe Photoshop Elements, Adobe Photoshop Lightroom, Adobe After Effects, Adobe Audition, Adobe Soundbooth, Adobe Encore, Adobe Premiere Elements and Adobe Premiere Pro, face competition from companies offering similar products. We also continue to face competition from new emerging products, including online based services which compete directly with our Photoshop.com offering, as well as any new competitive products coming from the open source movement.

Our other digital imaging and video editing offerings, including Adobe Photoshop Elements and Adobe Premiere Elements, are subject to intense competition, including customer price sensitivity, competitor brand awareness and competitor strength in OEM bundling and retail distribution. We face direct and indirect competition from a number of companies that market software which competes with ours, including ACD Systems, AI Soft (Japan), Apple, ArcSoft, Corel, i4 (Japan), Google, Kodak, Nova Development, Magix, Microsoft, Phase One, Photodex Corporation, Sonic, Pinnacle, Sony and Yahoo. In addition, we face competition from device, hardware and camera manufacturers such as Apple, Canon, Dell, Hewlett-Packard, Nikon, Sony and others as they try to differentiate their offerings by bundling, for free, their own digital imaging software, or those of our competitors. Similarly, we face potential competition from operating system manufacturers such as Apple and Microsoft as they integrate hobbyist-level digital imaging and image management features into their operating systems. Finally, we face potential competition from open source products, including Gimp for Linux.

We believe we compete favorably against other digital imaging, digital video and consumer-focused image management software applications with our Adobe Photoshop Elements and Adobe Premiere Elements products due to strong consumer awareness of our brand in digital imaging and digital video, our relationships with significant OEMs, positive recommendations for our products by market influencers, our increased focus on the retail software channel and strong feature sets.

In professional digital imaging, software applications compete based on product features, brand awareness and price sensitivity. In addition to competition with Apple’s Aperture product and Microsoft’s Expression Design product, our Adobe Photoshop and Adobe Photoshop Lightroom products face direct and indirect competition from a number of companies including Corel. Our Adobe Photoshop products compete favorably due to high customer awareness of the Photoshop brand in digital imaging, the positive recommendations for our Photoshop product by market influencers, the features and technical capabilities of the product and our ability to leverage core features from our other established products.

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

Business Productivity Solutions

With our Adobe Acrobat business, we continue to face competition from Microsoft. Their Windows operating system includes a proprietary digital rights management technology and a document format, called XML Paper Specification (“XPS”), which competes with Adobe PDF. In addition, Microsoft’s widely used Office product offers a feature to save Microsoft Office documents as PDF documents. This PDF feature in Office competes with Adobe Acrobat.  Given Microsoft’s market dominance, XPS, the PDF feature in Office and any other competitive Microsoft product or technology that is bundled as part of its Office product or operating system or made freely available, could harm our overall Adobe Acrobat market opportunity.

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

Microsoft has already brought to market new products and technologies to address many of the emerging market needs we focus on with our Adobe LiveCycle family of products. Microsoft continues to offer its eForms solution called InfoPath in certain versions of Microsoft Office and has added Office Forms Services which extends their forms to users as MS Outlook e-mail messages or to Web browsers rather than the InfoPath client.  They also continue to offer their Windows Rights Management Services in their Windows Server product which is designed to allow corporate networks to manage and enforce restrictions built into documents.

As discussed previously, Microsoft markets Windows and Office which include a document format called XPS which competes with Adobe PDF. Certain Windows operating systems also contains a proprietary digital rights management technology which competes with Adobe LiveCycle Rights Management ES. In addition, Microsoft’s most recent version of Office includes an updated version of its SharePoint product which competes with certain aspects of our Adobe LiveCycle products. Microsoft has also recently delivered technology called Windows Presentation Foundation and Silverlight which offers an alternative to building RIA applications within the Microsoft .NET framework.

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

Omniture

In our Omniture segment, we compete primarily with Web analytics and business optimization vendors whose software is provided on demand to customers, generally through a Web browser. We also compete to a limited extent with vendors whose software is installed by customers directly on their servers. In addition, we compete at times with our customers’ or potential customers’ internally developed applications.

Our current principal competitors include companies such as Coremetrics, Google, Microsoft, Nedstat, Yahoo! and WebTrends that offer on-demand services.  We also compete with software vendors, such as Infor (which owns Epiphany), Nielsen/NetRatings, a part of the Nielsen Online Unit of the Nielsen Company, Unica Corporation (which acquired Sane Solutions) and SAS Institute.  In addition, we also compete with online marketing service providers, such as Microsoft Advertising (formerly aQuantive when acquired by Microsoft), DoubleClick (owned by Google) and 24/7 Real Media (acquired by WPP).

Our Omniture Test&Target products also compete with multivariate testing providers, such as Optimost (owned by Autonomy), Memetrics (acquired by Accenture), Kefta (acquired by Acxiom Digital) and [x + 1].  Our Omniture SiteSearch products compete with intra-site search vendors, such as Autonomy, Endeca Technologies, FAST Search and Transfer ASA (acquired by Microsoft) and Google.  Our Omniture Merchandising product competes with merchandising solutions providers such as Endeca (ThanxMedia), Celebros, SLI Systems, Nextopia Software and Fredhopper.  Our Omniture InSight products compete with channel analytics providers, such as Truviso, Clickfox, Qliktech and AsterData.  Our Omniture Recommendations product competes with product recommendations providers, such as Aggregate Knowledge, Baynote, Certona, Rich Relevance and Amadesa.  Finally, our Omniture Survey product competes with survey providers such as OpinionLab, iPerceptions and Foresee Results.

Many of the companies that offer Web analytics software offer other products or services and as a result could also bundle their products or services, which may result in these companies effectively selling their products or services at or below market prices.

In addition, large software, Internet and database management companies may enter the market or enhance their Web analytics capabilities, either by developing competing services or by acquiring existing competitors or strategic partners of ours, and compete against us effectively as a result of their significant resources and preexisting relationships with our current and potential customers. For example, Google offers a Web analytics service free of charge, and acquired DoubleClick, one of our strategic partners, in 2008. Also, Microsoft offers a Web analytics service free of charge, and offers Microsoft Advertising, which is based on their 2007 acquisition of aQuantive. In addition, Yahoo! also offers a Web analytics service based on its acquisition of IndexTools.

We believe competitive factors in our markets include the proven performance, security, scalability, flexibility and reliability of services; the strategic relationships and integration with third-party applications; the intuitiveness and visual appeal of services’ user interfaces; the low total cost of ownership and demonstrable cost-effective benefits to customers; the ability of services to provide N-dimensional segmentation of information;  pricing;  the flexibility and adaptability of services to match changing business demands; enterprise-level customer service and training; perceived market leadership; the usability of services, including services being easy to learn and remember, efficient and visually compelling; the real-time availability of data and reporting; independence from portals and search engines; the ability to deploy the services globally and to provide multi-currency, multi-language and multi-character support and to have a local presence in international markets; and success in educating customers in how to utilize services effectively.

We believe that we compete favorably with our competitors on the basis of these factors. However, if we are not able to compete successfully against our current and future competitors, it will be difficult to acquire and retain customers, and we may experience revenue declines, reduced operating margins, loss of market share and diminished value in our services.

Platform

Our Adobe Flash Platform technologies, including Adobe Flash Player and Adobe AIR, face competition from Microsoft Silverlight, as well as alternative approaches to building RIAs – including Google Gears and JavaFX.  Our Adobe ColdFusion product family and our Adobe Flash Builder developer tool products face competition from major vendors including Microsoft, IBM, BEA (a subsidiary of Oracle) and Sun. Our ColdFusion products also compete with several technologies available today at no cost including the PHP and PERL programming environments that are available for the Apache Web server.

Beyond the competitive threats from Microsoft previously discussed, vendors such as Tibco, JackBe, Backbase and NexaWeb offer potentially competitive solutions in the RIA market that we target with our open source Adobe Flex solution.  We also believe RIAs will make use of both open source Ajax frameworks and the open source Flex framework to create hybrid RIAs in the browser, and we anticipate increased adoption of AIR as a development platform for Ajax developers. With our FMS solution, we face competition from Microsoft with their Windows Media Server for Windows Media and Silverlight, as well as Move Networks, Real Networks, Apple and others.

Version 5 of the Web markup language HTML (“HTML5”) is being developed by an industry consortium that includes Adobe and leading browser manufacturers such as Apple, Google and Microsoft.  HTML5 will contain new features which will compete with some of the features of Flash Player, such as the ability to play video natively within the browser.  We will work to implement support for HTML5 in our Web authoring solutions.  Yet, we believe the competing interests of the browser developers, and the potential for inconsistency in how each major browser implements HTML5 will create a continuing demand for solutions such as Flash that provide a consistent presentation capability that works across browsers, operating systems and devices.

Our mobile and device solutions are influenced by evolving industry standards, rapid software and hardware technology developments and frequent new product and technology introductions by companies or open-source initiatives targeting similar opportunities. Technologies and products which compete with our Adobe Flash Platform clients and solutions include Java, Brew, Scalable Vector Graphics, Wireless Application Protocol, Apple Mac OS utilized on the Apple iPhone, Microsoft Windows Mobile, as well as solutions from the open source movement, vendors supplying clone versions of these products and technologies and vendors which choose to exclude the use of our solutions and technologies on their devices.  With respect to the Apple iPhone, although our desire is to work closely with Apple to deliver Adobe Flash Platform technologies on their device similar to our approach with other mobile vendors, we are prohibited from making advancements towards this goal until we have Apple’s cooperation to do so.

We believe our Adobe Flash Platform solution competes favorably against these technologies and solutions due to the distribution of Adobe Flash Player technology on a broad set of platforms, including PCs, mobile phones and consumer electronic devices.  We also believe our robust programming model and developer tools used to create video output for the Flash Player, the large Flash developer community and ecosystem which utilize our tools, and the growth of companies who have joined the OSP to utilize the Flash Platform as a basis for rich content and application delivery are key assets in our ability to effectively compete in this market.  Further, the rich expressiveness of Flash which provides the capability to deliver audio, video, motion graphics, vector graphics and visual effects resulting in rich user experiences and interfaces on mobile devices, is a key differentiation when compared to the capabilities of alternate solutions.

In the past year, the mobile industry experienced many announcements and introductions of new mobile devices and platforms—and we expect innovation and new announcements such as those seen in 2009 to continue in 2010.  We view these ongoing developments from major mobile companies such as Google, Nokia, Palm, Rim and others as opportunities to deploy our technologies and solutions.  Just as we maintain a philosophy of cross-platform support in the personal computer desktop world for operating systems such as Microsoft Windows, Apple Mac OS, Unix and Linux, we expect to continue to enhance our support for a wide variety of mobile and consumer electronic platforms, and we intend to make our products and services available on viable, new entrant platforms as well.

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

In printing technologies, we believe the principal competitive factors for OEMs in selecting a page description language or a printing technology are product capabilities, market leadership, reliability, price, support and engineering development assistance. We believe that our competitive advantages include our technology competency, OEM customer relationships and our intellectual property portfolio. Adobe PostScript faces competition from Hewlett-Packard’s proprietary PCL page description language and from developers of other page description languages based on the PostScript language standard, including Global Graphics and Zoran. In addition, Microsoft’s XPS document format competes with Adobe PDF and our Adobe PostScript technologies and solutions.

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

In technical Web authoring and publishing, our Adobe RoboHelp product faces competition from large-scale Web publishing systems, XML-based Web publishing companies, as well as lower-end publishing products such as Microsoft Word. Competition is based on the quality and features of products, the level of customization and integration with other publishing system components, service and price. We believe we can successfully compete based upon the quality and features of the Adobe RoboHelp product.

OPERATIONS

Marketing and Sales

We market and distribute our products through sales channels, which include distributors, retailers, software developers, systems integrators, ISVs and VARs, as well as through OEM and hardware bundle customers. We also market and license our products directly using our sales force and through our own Website at www.adobe.com.

We support our worldwide distribution network and end user customers with international offices around the world, including locations in Australia, Austria, Belgium, Brazil, Canada, China, Czech Republic, Denmark, Dubai, Finland, France, Germany, India, Ireland, Italy, Japan, Korea, Mexico, Moldova, the Netherlands, Norway, Poland, Portugal, Romania, Russia,  Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom.

We also license software with maintenance and support, which includes rights to upgrades, when and if available, support, updates and enhancements.

The table below lists our significant customers, as a percentage of net revenue for fiscal 2009, 2008 and 2007. As listed, our significant customers are distributors who sell products across our various segments.

	2009	2008	2007
Ingram Micro	15%	18%	21%
Tech Data	8%	9%	10%

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

Receivables from our significant distributors, as a percentage of gross trade receivables for fiscal 2009 and 2008 were as follows:

	2009	2008
Ingram Micro	16%	18%
Tech Data	6%	8%

Order Fulfillment for Physical Distribution

The procurement of the various components of packaged products, including CDs and printed materials, and the assembly of packages for retail and other applications products is controlled by our Supply Chain Operations organization. We outsource our production, inventory and fulfillment activities to third parties in the United States, Europe, Asia and Japan.

To date, we have not experienced significant difficulties in obtaining raw materials for the manufacture of our products or in the replication of CDs, printing and assembly of components.

The backlog of orders from customers is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. The backlog of orders from customers, as of January 15, 2010 and January 16, 2009, were approximately $5.4 million and $6.4 million, respectively.

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

Training

We inform customers about the use of our products through on-line informational services on our Website (www.adobe.com) and through a growing series of how to books published by Adobe Press pursuant to a joint publishing agreement with Peachpit Press. In addition, we develop tests to certify independent trainers who teach Adobe software classes. We sponsor workshops, work with professional associations and user groups, and conduct regular beta testing programs.

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

During fiscal years ended November 27, 2009, November 28, 2008 and November 30, 2007, our research and development expenses were $565.1 million, $662.1 million and $613.2 million, respectively.

PRODUCT PROTECTION

We regard our software as proprietary and protect it under the laws of copyrights, patents, trademarks and trade secrets. We protect the source code of our software programs as trade secrets and make source code available to third parties only under limited circumstances and specific security and confidentiality constraints.

Our products are generally licensed to end users on a “right to use” basis pursuant to a license that restricts the use of the products to a designated number of devices. We also rely on copyright laws and on “shrink wrap” and electronic licenses that are not physically signed by the end user. Copyright protection may be unavailable under the laws of certain countries and the enforceability of “shrink wrap” and electronic licenses has not been conclusively determined in all jurisdictions. We also offer many products under a SaaS or on-demand model, where software is provided on demand to customers, generally through a Web browser.  The use of these products is generally governed by terms of use associated with these products.

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

EMPLOYEES

As of November 27, 2009, we employed 8,660 people. We have not experienced work stoppages and believe our employee relations are good.

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations Website at www.adobe.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on our Website is not incorporated into this report.

EXECUTIVE OFFICERS

Adobe’s executive officers as of January 15, 2010 are as follows:

Name	Age	Positions
Shantanu Narayen	46	President and Chief Executive Officer
Mark Garrett	52	Executive Vice President, Chief Financial Officer
Karen O. Cottle	60	Senior Vice President, General Counsel and Corporate Secretary
Joshua G. James	36	Senior Vice President, Omniture Business Unit
Johnny Loiacono	48	Senior Vice President, Creative Solutions Business Unit
Kevin Lynch	43	Senior Vice President, Chief Technology Officer
Rob Tarkoff	41	Senior Vice President, Business Productivity Business Unit
Matthew Thompson	51	Senior Vice President, Worldwide Field Operations
Richard T. Rowley	53	Vice President, Principal Accounting Officer

Mr. Narayen currently serves as Adobe’s President and Chief Executive Officer. Mr. Narayen joined Adobe in January 1998 as Vice President and General Manager of Adobe’s engineering technology group. In January 1999, he was promoted to Senior Vice President, Worldwide Products and in March 2001 he was promoted to Executive Vice President, Worldwide Product Marketing and Development. In January 2005, Mr. Narayen was promoted to President and Chief Operating Officer and in December 2007, he was appointed Chief Executive Officer of Adobe and joined the Adobe Board of Directors. Prior to joining Adobe, Mr. Narayen co-founded Pictra Inc., a digital photo sharing software company, in 1996. He was Director of Desktop and Collaboration products at Silicon Graphics Inc. before founding Pictra. Mr. Narayen is also a director of Dell Inc.

Mr. Garrett joined Adobe in February 2007 as Executive Vice President and Chief Financial Officer. Mr. Garrett served as Senior Vice President and Chief Financial Officer of the Software Group of EMC Corporation, a products, services and solutions provider for information management and storage, from June 2004 to January 2007, his most recent position since EMC’s acquisition of Documentum, Inc., an enterprise content management company, in December 2003. Mr. Garrett first joined Documentum as Executive Vice President and Chief Financial Officer in 1997, holding that position through October 1999 and then re-joining Documentum as Executive Vice President and Chief Financial Officer in 2002. Mr. Garrett is also a director of Informatica Corporation.

Ms. Cottle joined Adobe in February 2002 as Senior Vice President, General Counsel and Secretary. Prior to joining Adobe, Ms. Cottle served as General Counsel for Vitria Technology, Inc., a service-oriented business application software company from February 2000 to February 2002.  From 1996 to 1999, Ms. Cottle served as Vice President, General Counsel and Secretary of Raychem Corporation.

Mr. James joined Adobe upon the closing of the acquisition of Omniture in October 2009 as Senior Vice President of the Omniture Business Unit. Prior to joining Adobe, Mr. James was one of the founders of Omniture and served as a director of Omniture from 1998 to October 2009 and as its Chief Executive Officer or President from 1996 to October 2009. From 1996 to 1998, Mr. James co-founded and co-managed several entities that were Omniture predecessors. Mr. James also served on the Brigham Young University eBusiness Advisory Board and is a Platinum Founder of the BYU Center for Entrepreneurship. He has lectured for numerous university classes and served on several other industry, advisory and private company boards.

Mr. Loiacono joined Adobe in April 2006 as Senior Vice President and General Manager of the Creative Solutions Business Unit.  Prior to joining Adobe, Mr. Loiacono served as Executive Vice President of software at Sun Microsystems, Inc., which he joined in 1987. During Mr. Loiacono's 19 year tenure, he also served as General Manager of Sun Microsystems’s operating platform group, as well as Chief Marketing Officer.

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

Mr. Tarkoff currently serves as Adobe’s Senior Vice President of the Business Productivity Business Unit.  Mr. Tarkoff joined Adobe in April 2007 as Senior Vice President of Corporate Development.  Prior to joining Adobe, Mr. Tarkoff was Senior Vice President and General Manager of the Captiva Software Division and Senior Vice President of Business Development and Channels for the Software Group of EMC Corporation, a products, services and solutions provider for information management and storage, from December 2003 to April 2007.  Previously, Mr. Tarkoff was Executive Vice President and Chief Strategy Officer for Documentum, Inc., an enterprise content management company and Senior Vice President of Worldwide Business Development at Commerce One, a provider of business-to-business e-commerce solutions.

Mr. Thompson joined Adobe in January 2006 as Senior Vice President, Worldwide Field Operations. Prior to joining Adobe, Mr. Thompson served as Senior Vice President of Worldwide Sales at Borland Software Corporation, a software delivery optimization solutions provider, from October 2003 to December 2006. Prior to joining Borland, Mr. Thompson was Vice President of Worldwide Sales and Field Operations for Marimba, Inc., a provider of products and services for software change and configuration management, from February 2001 to January 2003. From July 2000 to January 2001, Mr. Thompson was Vice President of Worldwide Sales for Calico Commerce, Inc., a provider of eBusiness applications. Prior to joining Calico, Mr. Thompson spent six years at Cadence Design Systems, Inc., a provider of electronic design technologies. While at Cadence, from January 1998 to June 2000, Mr. Thompson served as Senior Vice President, Worldwide Sales and Field Operations and from April 1994 to January 1998 as Vice President, Worldwide Professional Services.

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

The ongoing economic downturn and continued uncertainty in the financial markets and other adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our operating results.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Uncertainty about future economic and political conditions makes it difficult for us to forecast operating results and to make decisions about future investments. For example, the direction and relative strength of the global economy continues to be uncertain due to softness in the real estate and mortgage markets, volatility in fuel and other energy costs, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties, increasing unemployment and other macro-economic factors affecting spending behavior. If economic growth in the U.S. and other countries continues to be slow and does not improve, many customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in continued reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition.

    The current global financial crisis affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and increased volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of certain of our key distributors, resellers, OEMs, retailers and systems integrators, ISVs and VARs (collectively referred to as “distributors”), which could impair our distribution channels, inability of customers, including our distributors, to obtain credit to finance purchases of our products and services, and failure of derivative counterparties and other financial institutions, which could negatively impact our treasury operations. Other income and expense could also vary from expectations depending on gains or losses realized on the sale or exchange of financial instruments, impairment charges related to investment securities as well as equity and other investments, interest rates, cash balances, and changes in fair value of derivative instruments. Any of these events would likely harm our business, results of operations and financial condition.

Political instability in any of the major countries we do business in would also likely harm our business, results of operations and financial condition.

If we cannot continue to develop, market and distribute new products and services or upgrades or enhancements to existing products and services that meet customer requirements, our operating results could suffer.

The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. Our inability to extend our core technologies into new applications and new platforms, including the mobile and embedded devices market, and to anticipate or respond to technological changes could affect continued market acceptance of our products and services and our ability to develop new products and services. Additionally, any delay in the development, production, marketing or distribution of a new product or service or upgrade or enhancement to an existing product or service could cause a decline in our revenue, earnings or stock price and could harm our competitive position.  We maintain strategic relationships with third parties with respect to the distribution of certain of our technologies.  If we are unsuccessful in establishing or maintaining our strategic relationships with these third parties, our ability to compete in the marketplace or to grow our revenues would be impaired and our operating results would suffer.

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

Introduction of new products, services and business models by existing and new competitors could harm our competitive position and results of operations.

The markets for our products and services are characterized by intense competition, evolving industry standards and business models, disruptive software and hardware technology developments, frequent new product and service introductions, short product and service life cycles, price cutting, with resulting downward pressure on gross margins, and price sensitivity on the part of consumers. Our future success will depend on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological changes.  For example, certain versions of Microsoft Windows operating systems  contain a fixed document format, XPS, which competes with Adobe PDF. Additionally, certain versions of Microsoft Office offer a feature to save Microsoft Office documents as PDF files, which competes with Adobe PDF creation. Microsoft Expression Studio competes with our Adobe Creative Suite family of products and Microsoft Silverlight and Visual Studio, Web development tools for RIAs, compete with Adobe Flash, Adobe Flex and Adobe AIR. Google Gears and Sun’s JavaFX, alternative approaches to deploying RIAs, compete with Adobe Flash and Adobe AIR. Additionally, HTML5 specifies scripting application programming interfaces which if broadly implemented in browsers could compete with Adobe Flash. Companies, such as Google, Sun, Apple and Microsoft, may introduce competing software offerings for free or open source vendors may introduce competitive products. In addition, recent advances in computing and communications technologies have made the SaaS, or on-demand, business model viable. SaaS allows companies to provide applications, data and related services over the Internet. Providers use primarily advertising or subscription-based revenue models. We are developing and deploying our own SaaS strategies through various business units, including our Omniture business unit, but there are significant competitors in this area as well.  For instance, our Omniture Online Marketing Suite competes with Google Analytics, which Google offers free of charge, and other competitive SaaS offerings from companies such as Coremetrics, Yahoo! and WebTrends.  If any competing products or services in these areas achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets.  Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of this report.

If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.

We plan to release numerous new product and service offerings and employ new software delivery methods in connection with our transition to new business models. It is uncertain whether these strategies will prove successful or that we will be able to develop the infrastructure and business models as quickly as our competitors. Market acceptance of these new product and service offerings will be dependent on our ability to include functionality and usability in such releases that address certain customer requirements with which we have limited prior experience and operating history. Some of these new product and service offerings could subject us to increased risk of legal liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. For example, with our introduction of on-demand services, we are entering a market that is at an early stage of development. Market acceptance of such services is affected by a variety of factors, including security reliability of on-demand services, customers concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally. As our business continues to transition to new business models that may be more highly regulated for privacy and data security, and to countries outside the U.S. that have more strict data protection laws, our liability exposure, compliance requirements and costs may increase. In addition, laws in the areas of privacy and behavioral tracking and advertising are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, store or transmit the personal information of our customers or employees, communicate with our customers, and deliver products and services.  Further, any perception of our practices as an invasion of privacy, whether or not illegal, may subject us to public criticism.  Existing and potential future privacy laws, increased risks related to unauthorized data disclosures and increasing sensitivity of consumers to use of personal information may create negative public relations related to our business practices.

Additionally, customer requirements for open standards or open source products could impact adoption or use with respect to some of our products or services. To the extent we incorrectly estimate customer requirements for such products or services or if there is a delay in market acceptance of such products or services, our business could be harmed.

From time to time we open source certain of our technology initiatives, provide broader open access to certain of our technology, such as our OSP, and release selected technology for industry standardization. These changes may have negative revenue implications and make it easier for our competitors to produce products or services similar to ours. If we are unable to respond to these competitive threats, our business could be harmed.

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

As previously discussed, we are devoting significant resources to the development of product and service offerings where we have a limited operating history. This makes it difficult to predict revenue and revenue may decline quicker than anticipated. Additionally, we have a limited history of licensing products and offering services in certain markets such as the government and enterprise market and may experience a number of factors that will make our revenue less predictable, including longer than expected sales and implementation cycles, decision to open source certain of our technology initiatives, potential deferral of revenue due to multiple-element revenue arrangements and alternate licensing arrangements. If any of our assumptions about revenue from our new businesses prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.

For instance, the SaaS business model we utilize in our Omniture business unit typically involves selling services on a subscription basis pursuant to service agreements that are generally one to three years in length. Although many of our service agreements contain automatic renewal terms, our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period upon providing timely notice of non-renewal and we cannot provide assurance that these subscriptions will be renewed at the same or higher level of service, if at all. Moreover, under some circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot be assured that we will be able to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels, or declines in consumer Internet activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on less favorable terms to us, our revenues may decline.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

We have in the past and may in the future acquire additional companies, products or technologies. Most recently, we completed the acquisition of Omniture in October 2009. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. These risks include:

•	difficulty in assimilating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products or services;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	entry into markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges;

•	difficulty integrating the acquired company’s accounting, management information, human resources and other administrative systems;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	inability to take advantage of anticipated tax benefits as a result of unforeseen difficulties in our integration activities;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential additional exposure to fluctuations in currency exchange rates;

•	potential impairment of our relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;

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

•	incurring significant exit charges if products or services acquired in business combinations are unsuccessful;

•	potential inability to assert that internal controls over financial reporting are effective;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions;

•	potential delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product and service offerings; and

•	potential incompatibility of business cultures.

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

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights, or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. Third-party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from licensing certain of our products or offering certain of our services, subject us to injunctions restricting our sale of products or services, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements and service agreements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products. Any of these could seriously harm our business.

We may not be able to protect our intellectual property rights, including our source code, from third-party infringers, or unauthorized copying, use or disclosure.

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

    Additionally, we take significant measures to protect the secrecy of our confidential information and trade secrets, including our source code. If unauthorized disclosure of our source code occurs, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third-parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors, and partners. However there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations it may be difficult and/or costly for us to enforce our rights.

Security vulnerabilities in our products and systems could lead to reduced revenues or to liability claims.

Maintaining the security of computers and computer networks is a critical issue for us and our customers. Hackers develop and deploy viruses, worms, and other malicious software programs that attack our products and systems. Although this is an industry-wide problem that affects computers and products across all platforms, it affects our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. Critical vulnerabilities have been identified in certain of our products. These vulnerabilities could cause the application to crash and could potentially allow an attacker to take control of the affected system.

We devote significant resources to address security vulnerabilities through engineering more secure products, enhancing security and reliability features in our products and systems, code hardening, deploying security updates to address security vulnerabilities and improving our incident response time. The cost of these steps could reduce our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products and systems may lead to claims against us and harm our reputation, and could lead some customers to seek to return products, to stop using certain services, to reduce or delay future purchases of products or services, or to use competing products or services. Customers may also increase their expenditures on protecting their existing computer systems from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenue.

Some of our businesses rely on us or third-party service providers to host and deliver services, and any interruptions or delays in our service or service from these third parties, security or privacy breaches, or failures in data collection could expose us to liability and harm our business and reputation.

Some of our businesses, including our Omniture business unit, rely on hosted services from us or third parties. Because we hold large amounts of customer data and host certain of  such data in third-party facilities, a security incident may compromise the integrity or availability of customer data, or customer data may be exposed to unauthorized access. Unauthorized access to customer data may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While strong password controls, IP restriction and account controls are provided and supported, their use is controlled by the customer. For example, this could allow accounts to be created with weak passwords, which could result in allowing an attacker to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer employees. If there were ever an inadvertent disclosure of personally identifiable information, or if a third party were to gain unauthorized access to the personally identifiable information we possess, our operations could be disrupted, our reputation could be harmed and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could result in the loss of customers and harm our business.

Because of the large amount of data that we collect and manage on behalf of our customers, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the Internet, the failure of our network or software systems, security breaches or significant variability in visitor traffic on customer Websites. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in consumer activity on their Websites or failures of our network or software. We may be liable to our customers for damages they may incur resulting from these events, such as loss of business, loss of future revenues, breach of contract or for the loss of goodwill to their business. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers.

On behalf of certain of our customers using our services, including those using services offered by our Omniture business unit, we collect and use information derived from the activities of Website visitors, which may include anonymous and/or personal information. This enables us to provide such customers with reports on aggregated anonymous or personal information from and about the visitors to their Websites in the manner specifically directed by such customers. Federal, state and foreign government bodies and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Therefore, our compliance with privacy laws and regulations and our reputation among the public body of Website visitors depend on such customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with such visitors’ expectations. We also rely on representations made to us by customers that their own use of our services and the information we provide to them via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. We ask customers to represent to us that they provide their Website visitors the opportunity to “opt-out” of the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if such customers do not otherwise comply with applicable privacy laws, we could face potentially adverse publicity and possible legal or other regulatory action.

Failure to manage our sales and distribution channels and third-party customer service and technical support providers effectively could result in a loss of revenue and harm to our business.

A significant amount of our revenue for application products is from two distributors, Ingram Micro, Inc. and Tech Data Corporation, which represented 15% and 8% of our net revenue for fiscal 2009, respectively. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and Tech Data and their subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In fiscal 2009, no single agreement with these distributors was responsible for over 10% of our total net revenue. If any one of our agreements with these distributors were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.

Successfully managing our indirect channel efforts to reach various potential customer segments for our products and services is a complex process. Our distributors are independent businesses that we do not control. Notwithstanding the independence of our channel partners, we face potential legal risk from the activities of these third parties including, but not limited to, export control violations, corruption and anti-competitive behavior. Although we have undertaken efforts to reduce these third-party risks, they remain present. We cannot be certain that our distribution channel will continue to market or sell our products effectively. If we are not successful, we may lose sales opportunities, customers and revenues.

Our distributors also sell our competitors’ products, and if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. We also distribute some products through our OEM channel, and if our OEMs decide not to bundle our applications on their devices, our results could suffer.

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

We also sell certain of our products and services through our direct sales force. Risks associated with this sales channel include a longer sales cycle associated with direct sales efforts, difficulty in hiring, retaining and motivating our direct sales force, and substantial amounts of training for sales representatives, including regular updates to cover new and upgraded products and services. Moreover, our recent hires and sales personnel added through our recent business acquisitions may not become as productive as we would like, as in most cases it takes a significant period of time before they achieve full productivity. Our business could be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenues and we are unable to achieve the efficiencies we anticipate.

We also provide products and services, directly and indirectly, to a variety of governmental entities, both domestically and internationally. The licensing and sale of products and services to governmental entities  may require adherence to complex specific procurement regulations and other requirements.  While we believe we have adequate controls in this area, failure to effectively manage this complexity and satisfy these requirements could result in the potential assessment of penalties and fines, harm to our reputation and lost sales opportunities to such governmental entities.

We outsource a substantial portion of our customer service and technical support activities to third-party service providers. We rely heavily on these third-party customer service and technical support representatives working on our behalf and we expect to continue to rely heavily on third parties in the future. This strategy provides us with lower operating costs and greater flexibility, but also presents risks to our business, including the possibilities that we may not be able to impact the quality of support that we provide as directly as we would be able to do in our own company-run call centers, and that our customers may react negatively to providing information to, and receiving support from, third-party organizations, especially if based overseas. If we encounter problems with our third-party customer service and technical support providers, our reputation may be harmed and our revenue may be adversely affected.

Catastrophic events may disrupt our business.

We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Website for our development, marketing, operational, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third party hosted services in the event of a major earthquake, fire, power loss, telecommunications failure, cyber attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data and could prevent us from fulfilling our customers’ orders. Our corporate headquarters, a significant portion of our research and development activities, certain of our data centers, and certain other critical business operations are located in San Jose, California, which is near major earthquake faults. We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

Net revenue, margin or earnings shortfalls or the volatility of the market generally may cause the market price of our stock to decline.

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including shortfalls in our net revenue, margins, earnings or key performance metrics, changes in estimates or recommendations by securities analysts; the announcement of new products,  product enhancements or service introductions by us or our competitors,  seasonal variations in the demand for our products and services and the implementation cycles for our new customers, the loss of a large customer or our inability to increase sales to existing customers and attract new customers, quarterly variations in our or our competitors’ results of operations, developments in our industry; unusual events such as significant acquisitions, divestitures and litigation, general socio-economic, regulatory, political or market conditions and other factors, including factors unrelated to our operating performance.

We are subject to risks associated with global operations which may harm our business.

We are a global business that generates over 50% of our total revenue from sales to customers outside of the Americas. This subjects us to a number of risks, including:

•	foreign currency fluctuations;

•	changes in government preferences for software procurement;

•	international economic, political and labor conditions;

•	tax laws (including U.S. taxes on foreign subsidiaries);

•	increased financial accounting and reporting burdens and complexities;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	failure of laws to protect our intellectual property rights adequately;

•	inadequate local infrastructure and difficulties in managing and staffing international operations;

•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;

•	transportation delays;

•	operating in locations with a higher incidence of corruption and fraudulent business practices; and

•	other factors beyond our control, including terrorism, war, natural disasters and diseases.

If sales to any of our customers outside of the Americas are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

In addition, approximately 42% of our employees are located outside the U.S. This means we have exposure to changes in foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We also intend to continue expansion of our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively, or as quickly as our competitors, in these markets and our revenues may not increase to offset these expected increases in costs and operating expenses, which would cause our results to suffer.

Moreover, as a global company, we are subject to varied and complex laws, regulations and customs domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, records management, gift policies, employment and labor relations laws, securities regulations and other regulatory requirements affecting trade and investment.  The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers, or our employees,  prohibitions on the conduct of our business, and damage to our reputation.  We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such U.S. laws may be customary, will not take actions in violation of our internal policies. Any such violation, even if prohibited by our internal policies, could have an adverse effect on our business.

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

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:

•	software and subscription revenue recognition;

•	accounting for stock-based compensation;

•	accounting for income taxes; and

•	accounting for business combinations and related goodwill.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised standards for business combinations, which changes the accounting for business combinations including timing of the measurement of acquirer shares issued in consideration for a business combination, the timing of recognition and amount of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The revised standards for business combinations is effective for financial statements issued for fiscal years beginning after December 15, 2008. The revised standards for business combinations are effective for us beginning the first quarter of fiscal 2010. We currently believe that the adoption of the revised standards for business combinations will result in the recognition of certain types of expenses in our results of operations that we currently capitalize pursuant to existing accounting standards.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

Under GAAP, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations. For example, our Mobile and Device Solutions business, which is reported as part of our Platform segment in fiscal 2009, is in an emerging market with high growth potential. In May 2008, we announced the OSP. As part of the project, we will be removing the license fees on the next major releases of Adobe Flash Player and Adobe AIR for devices. Revenue from this segment has begun to decrease. Although we would expect this decrease to be offset in time by an increased demand for tooling products, server technologies, hosted services and applications, if future revenue or revenue forecasts for our Platform segment do not meet our expectations, we may be required to record a charge to earnings reflecting an impairment of recorded goodwill or intangible assets.

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

In addition, we are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities, including a current examination by the IRS of our fiscal 2005, 2006 and 2007 tax returns. These examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examination. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

If we are unable to recruit and retain key personnel our business may be harmed.

Much of our future success depends on the continued service and availability of our senior management. These individuals have acquired specialized knowledge and skills with respect to Adobe. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the Bay Area, where many of our employees are located. We have relied on our ability to grant equity compensation as one mechanism for recruiting and retaining such highly skilled personnel. Accounting regulations requiring the expensing of equity compensation may impair our ability to provide these incentives without incurring significant compensation costs. Additionally, the recent significant adverse volatility in our stock price has resulted in many employees’ stock option exercise prices exceeding the underlying stock’s market value as well as deterioration in the value of employees’ restricted stock units granted, thus lessening the effectiveness of retaining employees through stock-based awards. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed. Effective succession planning is also a key factor for our long-term success. Our failure to enable the effective transfer of knowledge and facilitate smooth transitions with regards to our key employees could adversely affect our long-term strategic planning and execution.

We believe that a critical contributor to our success to date has been our corporate culture, which we believe fosters innovation and teamwork. As we grow, including from the integration of employees and businesses acquired in connection with our previous or future acquisitions, we may find it difficult to maintain important aspects of our corporate culture which could negatively affect our ability to retain and recruit personnel and otherwise adversely affect our future success.

Our investment portfolio may become impaired by deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of November 27, 2009 consisted of US treasury securities, bonds of government agencies, obligations of foreign governments, corporate bonds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of November 27, 2009, we had no material impairment charges associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

We currently rely on seven turnkey assemblers of our products, with at least two turnkeys located in each major region we serve.  If any significant turnkey assembler terminates its relationship with us, or if our supply from any significant turnkey assembler is interrupted or terminated for any other reason, we may not have enough time or be able to replace the supply of products replicated by that turnkey assembler to avoid serious harm to our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table sets forth the location, approximate square footage and use of each of the principal properties used by Adobe during fiscal 2009. We lease or sublease all of these properties with the exception of our property in India, where we own the building and lease the land, and San Francisco on Townsend and Waltham where we own the building and land. All properties are leased under operating leases. Such leases expire at various times through 2028, with the exception of the land lease that expires in 2091. The annual base rent expense (including operating expenses, property taxes and assessments, as applicable) for all facilities is currently approximately $84.8 million and is subject to annual adjustments as well as changes in interest rates.

Location	Approximate Square Footage		Use
North America:
345 Park Avenue San Jose, CA 95110, USA	378,000		Research, product development, sales and marketing, and administration

321 Park Avenue San Jose, CA 95110, USA	321,000		Research, product development, sales and marketing

151 Almaden Boulevard San Jose, CA 95110, USA	267,000		Product development, sales and administration

601 and 625 Townsend Street San Francisco, CA 94103, USA	272,000	*	Research, product development, sales, marketing and administration

801 N. 34th Street-Waterfront Seattle, WA 98103, USA	182,000		Product development, sales, technical support and administration

550 East Timpanagos Circle Orem, UT 84097, USA	135,000		Research, product development, sales, marketing and administration

10182 Telesis Court San Diego, CA 92121, USA	61,000	**	Product development, sales and marketing

21 Hickory Drive Waltham, MA 02451, USA	108,000		Research, product development, sales and marketing

1-3 Riverside Center 275 Grove Street Newton, MA 02466, USA	63,000	***	Research, product development, sales and marketing

250 Brannan Street San Francisco, CA 94107, USA	35,000		Product development, sales and marketing

13450 Sunrise Valley Drive Herndon, VA 20171,USA	29,000		Product development, sales and marketing

343 Preston Street Ottawa, Ontario K1S 5N4, Canada	122,000		Research, product development, sales, marketing and administration

India:
Adobe Towers, 1-1A, Sector 25A Noida, U.P.	191,000		Product development

Adobe Towers, Plot #6, Sector 127 Expressway, Noida, U.P.	65,000		Product development

Salapuria Infinity, 3rd Floor #5, Bannerghatta Road Bangalore	94,000		Research and product development

Location	Approximate Square Footage	Use
Japan:
Gate City Ohsaki East Tower 1-11-2 Osaki, Shinagawa-ku Tokyo	56,000	Product development, sales and marketing

China:
Block A, SP Tower, 21st & 22nd Floor Block D, SP Tower, 10th Floor Tsinghua Science Park, Yard 1 Zhongguancun Donglu, Haidian District Beijing	77,000	Research and product development

Germany:
Grosse Elbstrasse 27 Hamburg 22767	36,000	Research and product development

Romania:
26 Z Timisoara Blvd, Anchor Plaza Lujerului, Sector 6 Bucharest	44,000	Research and product development

UK:
3 Roundwood Avenue Stockley Park, Heathrow	22,000	Product development, sales, marketing and administration
_________________________________________

*	The total square footage is 346,000, of which we occupy 272,000 square feet, or approximately 79% of this facility; 74,000 square feet is unoccupied basement space.

**	The total square footage is 61,000, of which we occupy 21,000 square feet, or approximately 34% of this facility. The remaining square footage is subleased.

***	The total square footage is 63,000, of which we occupy 49,000 square feet, or approximately 78% of this facility. The remaining square footage is subleased.

In general, all facilities are in good condition and are operating at an average capacity of approximately 80%.

ITEM 3.  LEGAL PROCEEDINGS

On September 23, 2009, Richard Miner on behalf of himself and all similarly situated stockholders of Omniture, Inc. filed a class action lawsuit captioned Miner v. Omniture, Inc.,  et. al., Case No. 090403559 (the “Miner Lawsuit”) against Omniture, the members of Omniture’s board of directors (collectively, the “Omniture Defendants”) and Adobe in the United States Fourth Judicial District Court for Utah County, Provo Department, State of Utah seeking to enjoin the proposed acquisition between Omniture and Adobe.  In the event the acquisition is consummated, the plaintiff seeks to recover an unspecified amount of damages. The plaintiff alleges that the members of Omniture’s board of directors breached their fiduciary duties to Omniture’s stockholders by failing to seek the highest possible price for Omniture and that Adobe induced or aided and abetted in the alleged breach of such fiduciary duties. Also on September 23, 2009, Christopher R. Barrell filed a substantially similar lawsuit to the Miner Lawsuit in the United States Fourth Judicial District Court for Utah County, Provo Department, State of Utah, captioned Barrell v. Omniture, Inc. et. al., Case No. 090403560 (the “Barrell Lawsuit”). The Barrell Lawsuit names the same defendants as the Miner Lawsuit, and also names Snowbird Acquisition Corporation as an additional defendant. Subsequently, on September 24, 2009, the plaintiff in the Barrell Lawsuit filed an amended complaint, which added allegations that the Schedule 14D-9 Solicitation/Recommendation Statement filed by Omniture on September 24, 2009 contained inadequate disclosures and was materially misleading.  On September 25, 2009, the Omniture Defendants filed a motion requesting that the court consolidate the Barrell Lawsuit, Miner Lawsuit and a substantially similar lawsuit captioned Lodhia v. Omniture, Inc. et al., Case No. 090403499 (the “Lodhia Lawsuit”) in which the Omniture Defendants, but not Adobe, were named. Additionally, on September 30, 2009, the plaintiff in the Lodhia Lawsuit filed a response to defendants’ motion to consolidate, agreeing consolidation is appropriate, and also filed a motion seeking appointment as lead plaintiff in the consolidated action.   Omniture moved for an order consolidating all three lawsuits.  The plaintiffs in the three lawsuits filed a joint motion seeking preliminary injunction barring the consummation of the proposed acquisition and requiring additional disclosures by Omniture in its Schedule 14D-9.  At a hearing on October 20, 2009, the court granted Omniture’s motion to consolidate the three cases and denied the plaintiffs’ motion for a preliminary injunction. On December 30, 2009, the plaintiffs served the defendants with a consolidated amended complaint. Adobe intends to defend the lawsuits vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended November 27, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ADBE.” According to the records of our transfer agent, there were 1,709 holders of record of our common stock  on January 15, 2010. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We did not declare or pay any cash dividends on our common stock during fiscal 2009 or fiscal 2008. Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We do not anticipate paying any cash dividends in the foreseeable future. The following table sets forth the high and low sales price per share of our common stock for the periods indicated.

	Price Range
	High	Low
Fiscal 2009:
First Quarter	$24.29	$16.70
Second Quarter	$28.18	$15.98
Third Quarter	$33.43	$26.34
Fourth Quarter	$36.90	$31.00
Fiscal Year	$36.90	$15.98

Fiscal 2008:
First Quarter	$44.62	$32.62
Second Quarter	$44.06	$30.79
Third Quarter	$45.89	$38.23
Fourth Quarter	$43.14	$20.75
Fiscal Year	$45.89	$20.75

Issuer Purchases of Equity Securities

Below is a summary of stock repurchases for the quarter ended November 27, 2009. See Note 14 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Plan/Period(1)	Shares Repurchased(2)	Average Price Per Share	Maximum Number of Shares that May Yet be Purchased Under the Plan
Stock Repurchase Program I
Beginning shares available to be repurchased as of August 28, 2009			131,855,184	(3)
August 29—September 25, 2009
Structured repurchases	1,842,160	$31.62
September 26—October 23, 2009
Structured repurchases	1,770,314	$32.73
October 24—November 27, 2009
From employees(4)	10	$34.78
Structured repurchases	1,705,926	$33.88
Adjustments to repurchase authority for net dilution	—		5,840,221	(5)
Total shares repurchased	5,318,410		(5,318,410)
Ending shares available to be repurchased under Program I as of November 27, 2009			132,376,995	(6)
________________________________________

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

Stock Performance Graph(*)

Five-Year Stockholder Return Comparison

The line graph below compares the cumulative stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500”) and the S&P 500 Software & Services Index for the five fiscal year periods ending November 27, 2009. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The following table and graph assume that $100.00 was invested on December 3, 2004 in our common stock, the S&P 500 Index and the S&P 500 Software & Services Index, with reinvestment of dividends. For each reported year, our reported dates are the last trading dates of our fiscal year which ends on the Friday closest to November 30.

	2004	2005	2006	2007	2008	2009
Adobe Systems	$100.00	$111.13	$125.05	$133.91	$73.60	$112.43
S&P 500 Index	$100.00	$108.16	$121.69	$131.45	$81.83	$101.64
S&P 500 Software & Services Index	$100.00	$102.94	$107.51	$122.76	$70.42	$106.79

Comparison of Five Year Cumulative Total Return
$150
$100
$50
$0
2004
2005
2006
2007
2008
2009
Adobe Systems
S&P 500 Index
S&P 500 Software & Services

_________________________________________

(*)
The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

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

	Fiscal Years
	2009	2008	2007	2006	2005
Operations:
Revenue	$2,945,853	$3,579,889	$3,157,881	$2,575,300	$1,966,321
Gross profit	$2,649,121	$3,217,259	$2,803,187	$2,282,843	$1,853,743
Income before income taxes	$701,520	$1,078,508	$947,190	$679,727	$765,776
Net income(1)	$386,508	$871,814	$723,807	$505,809	$602,839
Net income per share(1), (2)
Basic	$0.74	$1.62	$1.24	$0.85	$1.23
Diluted	$0.73	$1.59	$1.21	$0.83	$1.19
Cash dividends declared per common share	$—	$—	$—	$—	$0.00625

Financial position:(3)
Cash, cash equivalents and short-term investments	$1,904,473	$2,019,202	$1,993,854	$2,280,879	$1,700,834
Working capital	$1,629,071	$1,972,504	$1,720,441	$2,208,688	$1,528,915
Total assets	$7,282,237	$5,821,598	$5,713,679	$5,962,548	$2,440,315
Long-term debt	$1,000,000	$350,000	$—	$—	$—
Stockholders’ equity	$4,890,568	$4,410,354	$4,649,982	$5,151,876	$1,865,164

Additional data:
Worldwide employees	8,660	7,544	6,794	6,068	4,285
______________________________________

(1)
In fiscal 2009, 2008, 2007 and 2006, net income and net income per share includes the impact of stock-based compensation charges as well as the integration of Macromedia into our operations in fiscal 2006, neither of which were present in fiscal year 2005. Fiscal 2009, also includes the integration of Omniture into our operations which was not present in the prior years. See Notes 2 and 13 of our Notes to Consolidated Financial Statements for information regarding our Omniture and Macromedia acquisitions and stock-based compensation, respectively.

(2)
On March 16, 2005, our Board of Directors approved a two-for-one stock split, in the form of a stock dividend, of our common stock payable on May 23, 2005 to stockholders of record as of May 2, 2005. Per share data, for all periods presented, have been adjusted to give effect to this stock split.

(3)	Information associated with our financial position is as of the Friday closest to November 30 for the five fiscal periods through 2009.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part 1, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed in fiscal 2010. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

BUSINESS OVERVIEW

Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of creative, business, Web and mobile software and services used by creative professionals, knowledge workers, consumers, OEMs, developers and enterprises for creating, managing, delivering, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We distribute our products through a network of distributors, VARs, systems integrators, ISVs and OEMs, direct to end users and through our own Website at www.adobe.com. We also license our technology to hardware manufacturers, software developers and service providers, and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas, Europe, EMEA and Asia. Our software runs on personal computers with Microsoft Windows, Apple OS, Linux, UNIX and various non-PC platforms, depending on the product.

ACQUISITION OF OMNITURE

On October 23, 2009, we completed the acquisition of Omniture, an industry leader in Web analytics and online business optimization based in Orem, Utah, for approximately $1.8 billion. Accordingly, we have included the results of the business operations acquired from Omniture in our consolidated results of operations beginning on October 24, 2009. We expect the acquisition to have a significant impact on our consolidated financial position, results of operations and cash flows. We expect our revenues, cost of revenues and operating expenses to increase in the future, but we also anticipate both revenue and cost saving synergies. Coinciding with the integration of Omniture, we created a new reportable segment for financial reporting purposes. See Note 2 of our Notes to Consolidated Financial Statements for further information regarding this acquisition.

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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, stock-based compensation, business combinations, goodwill impairment and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

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

We recognize revenues for hosting services that are based on a committed number of transactions, including implementation and set-up fees, ratably beginning on the date the customer commences use of our services and continuing through the end of the customer term. Over-usage fees, and fees billed based on the actual number of transactions from which we capture data, are billed in accordance with contract terms as these fees are incurred. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Our consulting revenue is primarily recognized using the proportionate performance method and is measured monthly based on input measures, such as on hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Accordingly, our estimates of consulting revenue could differ from actual events and may materially impact our financial position and results of operations.

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

Business Combinations

    We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets and deferred revenue obligations assumed.

    Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from software license sales, subscriptions, support agreements, consulting contracts and acquired developed technologies and patents;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•
the acquired company’s trade name and trademarks as well as assumptions about the period of time the acquired trade name and trademarks will continue to be used in the combined company’s product portfolio; and

•	discount rates.

    In connection with the purchase price allocations for our acquisitions, we estimate the fair value of the deferred revenue obligations assumed. The estimated fair value of the support obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the obligations are based on the historical costs related to fulfilling the obligations.

    Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

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

We completed our annual impairment test in the second quarter of fiscal 2009 and determined there was no impairment. We currently believe that there is no significant risk of future material goodwill impairment in any of our reporting units.

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
Overview of 2009

Effective in the first quarter of fiscal 2009, our former Mobile and Devices Solutions segment, which was integrated into our Platform business unit to better align our engineering and marketing efforts, is now reported as part of the Platform segment. Prior year information has been updated to reflect the integration of these business units.

During fiscal 2009, our business was broadly impacted by the global economic recession and generally weak macro-economic environment.  This resulted in a significant year-over-year decline in our revenue and earnings results.

In our Creative Solutions segment, revenue decreased by 18% during fiscal 2009 as compared to fiscal 2008. We attribute this decline to reduced adoption of our CS4 family of products during the year, as the global financial crisis significantly affected demand in the creative professional end user market.  All major creative product categories declined on a year-over-year basis.

Our Business Productivity Solutions business declined 19% in fiscal 2009 when compared to fiscal 2008.  A decline in demand primarily due to the macro-economic environment with our Acrobat product family – which makes up the majority of revenue in our Knowledge Worker segment – was the primary factor for this decline.  In our Enterprise business, our LiveCycle revenue declined 7% when compared to revenue achieved in fiscal 2008. We attribute this smaller percentage decline in comparison to our other segments to focused execution by our sales teams and the large market opportunities these product solutions address.

In our Platform segment, revenue declined 22% on a year-over-year basis primarily due to the impact of the OSP. The removal of license fees associated with our Flash technologies on mobile devices commenced in fiscal 2009, and as such, OEM revenue from device manufacturers began to decline from rates of revenue we achieved in fiscal 2008.  We continue to expect this decline to be offset over time by an increased demand for tooling products, server technologies, services and applications in many of our other business segments.

In our Print and Publishing segment, revenue was also impacted by the global macroeconomic environment, resulting in a 16% year-over-year decline.

The Omniture business appeared to stabilize during the fourth quarter with the improvement in the general economy, as indicated by an increase in the transaction volume on our network.  In addition, customer retention rates began stabilizing and we experienced an increase in the number of subscription services provided to our existing customers.

Revenue (dollars in millions)

	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007
Product	$2,759.4	(19)%	$3,396.5	12%	$3,019.5
Percentage of total revenue	94%		95%		96%
Services and support	186.5	2%	183.4	33%	138.4
Percentage of total revenue	6%		5%		4%
Total revenue	$2,945.9	(18)%	$3,579.9	13%	$3,157.9

In fiscal 2009, we categorized our products into the following segments: Creative Solutions, Knowledge Worker, Enterprise, Platform, Print and Publishing and Omniture products.

Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers. Our Knowledge Worker segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them reliably share information and collaborate effectively. This segment contains revenue generated by the Adobe Acrobat family of products. Our Enterprise segment provides server-based enterprise interaction solutions that automate people-centric processes and contains revenue generated by our LiveCycle line of products. The Platform segment provides developer solutions and technologies, including Adobe Flash Player, Adobe AIR and Flash Builder which are used to build rich application experiences in addition to solutions that create compelling experiences through rich content, user interfaces and data services on mobile and non-PC devices such as cellular phones, consumer devices and Internet connected hand-held devices. The Print and Publishing segment addresses market opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and OEM printing businesses. Finally, our Omniture segment provides Web analytics and online business optimization products and services.

We will adjust our reporting segments at the beginning of fiscal 2010 to reflect changes in how we manage our business as we enter the new fiscal year. Specifically, we are moving responsibility for our Adobe Connect Pro product line from our Knowledge Worker segment to our Enterprise segment.

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

Segment Information (dollars in millions)

	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007
Creative Solutions	$1,702.1	(18)%	$2,072.8	9%	$1,899.0
Percentage of total revenue	58%		58%		60%
Knowledge Worker	623.0	(23)%	810.9	11%	728.5
Percentage of total revenue	21%		23%		23%
Enterprise	235.5	(7)%	253.0	32%	191.3
Percentage of total revenue	8%		7%		6%
Platform	181.0	(22)%	231.6	74%	133.4
Percentage of total revenue	6%		6%		4%
Print and Publishing	178.0	(16)%	211.6	3%	205.7
Percentage of total revenue	6%		6%		7%
Omniture	26.3	* %	—	—%	—
Percentage of total revenue	1%		—%		—%
Total revenue	$2,945.9	(18)%	$3,579.9	13%	$3,157.9
_____________________________________

*	Percentage is not meaningful.

Fiscal 2009 Revenue Compared to Fiscal 2008 Revenue

Revenue from our Creative Solutions segment decreased $370.7 million during fiscal 2009 as compared to fiscal 2008 primarily due to reduced adoption of our CS family of products because of the global recession and generally weak macro-economic environment. The decrease was driven largely by a 15% decline in Creative Suites related revenue and a decline of 27% in Photoshop point product revenue. Also contributing to the decrease was an overall decline in the number of units licensed. Average unit selling prices have remained relatively consistent.

Revenue in our Knowledge Worker segment decreased $187.9 million during fiscal 2009 as compared to fiscal 2008 for similar reasons as Creative Solutions in addition to a decrease in the licensing of our Acrobat family of products. We attribute the decline in revenue to lower volume licensing by our enterprise customers, as well as a decrease in the number of units sold through our shrink-wrap distribution channel. Average unit selling prices have remained relatively consistent.

Revenue from our Enterprise segment decreased $17.5 million during fiscal 2009 as compared to fiscal 2008 primarily due to the economic impact which resulted in reduced spending by our enterprise customers.

Revenue from our Platform segment decreased by $50.6 million during fiscal 2009 as compared to fiscal 2008 due to the impact of the OSP which we announced on May 1, 2008, and involves the removal of certain licensing fees of our Flash Lite client with OEMs.

Revenue in our Print and Publishing business decreased by $33.6 million during fiscal 2009 as compared to fiscal 2008 due to reduced demand because of the global macro-economic downturn.

We acquired Omniture in the fourth quarter of fiscal 2009, and as such, there is no prior fiscal 2008 period with which to compare Omniture fiscal 2009 revenue.

Fiscal 2008 Revenue Compared to Fiscal 2007 Revenue

Revenue from our Creative Solutions segment increased $173.8 million during fiscal 2008 as compared to fiscal 2007 primarily due to ongoing adoption of our CS3 family of products, as well as the launch of our CS4 family of products in the fourth quarter of fiscal 2008. We also achieved solid growth in our Scene7 business and with our hobbyist products. The increase was also driven by a 7% increase in Creative Suites related revenue and an increase of 5% in Photoshop point product revenue. Also contributing to the increase in fiscal 2008 as compared to fiscal 2007 was an increase in certain unit average selling prices. Units sold remained relatively stable.

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

Revenue from our Platform segment increased by $98.2 million during fiscal 2008 as compared to fiscal 2007 due to continued adoption of Flash Lite by mobile and non-PC device manufacturers, as well as increased revenue related to Flash Player and the launch of Adobe AIR which resulted in increased revenue from our developer tools.

Revenue in our Print and Publishing business increased by $5.9 million during fiscal 2008 as compared to fiscal 2007, driven by ongoing adoption of our eLearning solutions as well as some of our legacy print and publishing products.

Geographic Information (dollars in millions)

	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007
Americas	$1,382.6	(15)%	$1,632.8	8%	$1,508.9
Percentage of total revenue	46%		46%		48%
EMEA	928.9	(24)%	1,229.2	20%	1,026.4
Percentage of total revenue	32%		34%		32%
Asia	634.4	(12)%	717.9	15%	622.6
Percentage of total revenue	22%		20%		20%
Total revenue	$2,945.9	(18)%	$3,579.9	13%	$3,157.9

Fiscal 2009 Revenue by Geography Compared to Fiscal 2008 Revenue by Geography

Overall revenue in each of the geographic segments for fiscal 2009 decreased compared to fiscal 2008 primarily due to the global economic recession, which resulted in reduced adoption of many of our major products.

Included in the overall decrease in revenue were impacts associated with foreign currency. Revenue in EMEA measured in U.S. dollars decreased approximately $47.1 million, due to the strength of the U.S. dollar against the Euro, as compared to fiscal 2008. Our currency hedging program is used to mitigate a portion of the foreign currency impact to revenue. During fiscal 2009, our currency hedging program related to the Euro resulted in hedging gains of $25.8 million. Revenue in Asia measured in U.S. dollars was favorably impacted by approximately $32.8 million due to the strength of the Yen against the U.S. dollar as compared to fiscal 2008. During fiscal 2009, our currency hedging program related to the Yen resulted in hedging gains of $1.2 million.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk regarding foreign currency risks.

Product Backlog

With regard to our product backlog, the actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects. Backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. Our backlog for the fourth quarter of fiscal 2009 was approximately 9% of fourth quarter fiscal 2009 revenue compared with approximately 2% of third quarter fiscal 2009 revenue. We had minimal backlog at the end of the fourth quarter of fiscal 2008.

Cost of Revenue (dollars in millions)

	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007
Product	$228.9	(14)%	$266.4	(2)%	$270.8
Percentage of total revenue	8%		7%		9%
Services and support	67.8	(30)%	96.2	15%	83.9
Percentage of total revenue	2%		3%		3%
Total cost of revenue	$296.7	(18)%	$362.6	2%	$354.7

Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue decreased due to the following:

	% Change 2009 to 2008	% Change 2008 to 2007
Amortization of acquired rights to use technology	(8)%	6%
Amortization of purchased intangibles	(10)	(10)
Royalty cost	(1)	3
Hosted services	9	3
Various individually insignificant items	(4)	(4)
Total change	(14)%	(2)%

The decrease in amortization of acquired rights to use technology primarily relates to a charge for historical use of licensing rights associated with certain technology licensing arrangements entered into in fiscal 2008 that did not recur in fiscal 2009. Amortization of acquired rights to use technology increased in fiscal 2008 as compared to fiscal 2007, primarily due to the fact that we entered into certain technology licensing arrangements totaling $100.4 million and $60.0 million during fiscal 2008 and fiscal 2007, respectively. Of this cost, an estimated $56.4 million and $44.8 million during fiscal 2008 and fiscal 2007, respectively, was related to future licensing rights and has been capitalized and will be amortized on a straight-line basis over the estimated useful lives up to fifteen years. Of the remaining costs, we estimated that approximately $27.2 million and $15.2 million was related to historical use of licensing rights which was expensed as cost of sales and the residual of $16.8 million for fiscal 2008 was expensed as general and administrative costs.  In connection with these licensing arrangements, we have the ability to acquire additional rights to use technology in the future.

Amortization of purchased intangibles decreased during fiscal 2009 as compared to fiscal 2008 and decreased during fiscal 2008 as compared to fiscal 2007, due to a decrease in amortization primarily associated with intangible assets purchased through the Macromedia acquisition which were fully amortized during fiscal 2009.

The increase in hosted service costs was primarily related to the amortization of our investment in capitalized infrastructure costs related to our SaaS business in fiscal 2009 as compared to fiscal 2008.

Services and Support

Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.

Cost of services and support revenue decreased during fiscal 2009 as compared to fiscal 2008, due to decreases in compensation and related benefits driven by headcount reductions as well as increased consulting support provided by third- party systems integrators resulting in the downsizing of our consulting organization.

Cost of services and support revenue increased during fiscal 2008 as compared to fiscal 2007, primarily due to increases in compensation and related benefits driven by increases in headcount related to product support and utilization by customers of our consulting services.

Operating Expenses (dollars in millions)

Research and Development, Sales and Marketing and General and Administrative Expenses

The decrease in research and development, sales and marketing and general and administrative expenses in fiscal 2009 was primarily driven by decreases in compensation expense and a decrease in the costs associated with acquired rights to use technology. The decrease in compensation costs during fiscal 2009 as compared to fiscal 2008 was primarily due to lower profit sharing and employee bonuses based on company performance. The increase in compensation costs during fiscal 2008 as compared to fiscal 2007 related to increases in headcount and stock-based compensation offset by decreases in profit sharing and employee bonuses based on company performance.

Research and Development

	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007
Expenses	$565.1	(15)%	$662.1	8%	$613.2
Percentage of total revenue	19%		18%		19%

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

    Research and development expenses decreased due to the following:

	% Change 2009 to 2008	% Change 2008 to 2007
Compensation and related benefits associated with headcount growth	1%	7%
Compensation associated with incentive compensation and stock-based compensation	(13)	—
Various individually insignificant items	(3)	1
Total change	(15)%	8%

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

Sales and Marketing

	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007
Expenses	$981.9	(10)%	$1,089.3	11%	$984.4
Percentage of total revenue	33%		30%		31%

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

Sales and marketing expenses decreased due to the following:

	% Change 2009 to 2008	% Change 2008 to 2007
Compensation and related benefits associated with headcount growth	2%	5%
Compensation associated with incentive compensation and stock-based compensation	(8)	1
Marketing spending related to product launches and overall marketing efforts to further increase revenue	(1)	4
Various individually insignificant items	(3)	1
Total change	(10)%	11%

General and Administrative

	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007
Expenses	$298.7	(11)%	$337.3	23%	$275.0
Percentage of total revenue	10%		9%		9%

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

General and administrative expenses decreased due to the following:

	% Change 2009 to 2008	% Change 2008 to 2007
Allocation of costs associated with acquired rights to use technology	(5)%	6%
Compensation and related benefits associated with headcount growth	2	4
Compensation associated with incentive compensation and stock-based compensation	(8)	2
Charitable contributions	(3)	4
Professional and consulting fees	1	2
Provision for bad debt	—	2
Depreciation and amortization	1	1
Various individually insignificant items	1	2
Total change	(11)%	23%
The decrease in allocation of costs associated with acquired rights to use technology in fiscal 2009 as compared to fiscal 2008 primarily relates to the historical use of licensing rights associated with certain technology licensing arrangements entered into in fiscal 2008 that did not recur in fiscal 2009. Allocation of costs associated with acquired rights to use technology increased in fiscal 2008 as compared to fiscal 2007 primarily due to the fact that we entered into certain technology licensing arrangements totaling $100.4 million and $60.0 million during fiscal 2008 and fiscal 2007, respectively. Of this cost, an estimated $56.4 million and $44.8 million during fiscal 2008 and fiscal 2007, respectively, was related to future licensing rights and has been capitalized and will be amortized on a straight-line basis over the estimated useful lives up to fifteen years. Of the remaining costs, we estimated that approximately $27.2 million and $15.2 million during fiscal 2008 and fiscal 2007, respectively, was related to historical use of licensing rights which was expensed as cost of sales and the residual of $16.8 million for fiscal 2008 was expensed as general and administrative costs. In connection with these licensing arrangements, we have the ability to acquire additional rights to use technology in the future.

Charitable contributions represent funding of the Adobe Foundation which is a private foundation created to leverage human, technological and financial resources to drive social change and improve the communities in which we live and work. The decrease in charitable contributions during fiscal 2009 as compared to fiscal 2008 and increase in fiscal 2008 as compared to fiscal 2007 reflects a change in the timing of contributions to the Adobe Foundation.

Restructuring Charges

	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008	% Change 2008 to 2007		Fiscal 2007
Expenses	$41.3	29%	$32.1	*	%	$0.6
Percentage of total revenue	1%		1%			*	%
_____________________________________

*	Percentage is not meaningful.

Fiscal 2009 Restructuring Charges

On November 10, 2009, we initiated a restructuring plan to appropriately align our costs in connection with our fiscal 2010 operating plan impacting up to approximately 630 full-time positions worldwide. In connection with this restructuring plan, in the fourth quarter of fiscal 2009, we recorded restructuring charges of approximately $25.5 million related to ongoing termination benefits for the elimination of approximately 340 of these full-time positions worldwide. As of November 27, 2009, approximately $2.5 million was paid. The remaining accrual associated with these ongoing termination benefits is expected to be paid during fiscal 2010. The restructuring activities related to this program affect only those employees and facilities that were associated with Adobe prior to the acquisition of Omniture on October 23, 2009.

Beginning in the first quarter of fiscal 2010, we expect to record additional restructuring charges of approximately $15 million to $18 million primarily related to the consolidation of leased facilities and up to approximately $26 million related to employee severance arrangements for the elimination of the remaining full-time positions worldwide. We expect to accrue the facility related liabilities beginning in the first quarter of fiscal 2010 and pay these liabilities through fiscal 2021 based on current lease terms. Substantially all of these charges will result in cash expenditures.

Omniture Restructuring Charges

    We completed our acquisition of Omniture on October 23, 2009.  In the fourth quarter of fiscal 2009, we initiated a plan to restructure the pre-merger operations of Omniture to eliminate certain duplicative activities, focus our resources on future growth opportunities and reduce our cost structure. In connection with this restructuring plan, we accrued a total of approximately $10.6 million in costs related to termination benefits for the elimination of approximately 100 regular positions and for the closure of duplicative facilities. We also accrued approximately $0.2 million in costs related to the cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Omniture. These costs were recorded as a part of the purchase price allocation, as discussed in Note 2 of our Notes to Consolidated Financial Statements, and have been accrued for as of November 27, 2009. We expect to pay the termination benefits and facility related liabilities through fiscal 2010 and fiscal 2013, respectively.

Additionally, approximately $1.5 million of restructuring costs related to facilities were included in the liabilities assumed by us upon our acquisition of Omniture on October 23, 2009.

Fiscal 2008 Restructuring Charges

In the fourth quarter of fiscal 2008, we initiated a restructuring program, consisting of reductions in workforce of approximately 560 full-time positions globally and the consolidation of facilities, in order to reduce our operating costs and focus our resources on key strategic priorities. In connection with this restructuring program, we recorded restructuring charges totaling $29.2 million related to ongoing termination benefits for the elimination of approximately 460 of the 560 full-time positions globally. As of November 28, 2008, $0.4 million was paid.

During fiscal 2009, we continued to implement restructuring activities under this program. We vacated approximately 89,000 square feet of research and development and sales facilities in the U.S., the United Kingdom and Canada. We accrued $8.5 million for the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate, estimated at approximately 6% as of the date we ceased to use the leased properties. This amount is net of the fair value of future estimated sublease income of approximately $4.4 million. We also recorded additional charges of $6.7 million for termination benefits for the elimination of substantially all of the remaining 100 full-time positions expected to be terminated.

We have paid substantially all of the accrued termination benefits during fiscal 2009 and expect to pay the remaining amounts in fiscal 2010. We expect to pay facilities-related liabilities through fiscal 2013.

Macromedia Restructuring Charges

We completed our acquisition of Macromedia on December 3, 2005. In connection with this acquisition, we initiated plans to restructure both the pre-merger operations of Adobe and Macromedia to eliminate certain duplicative activities, focus our resources on future growth opportunities and reduce our cost structure. In connection with the worldwide restructuring plan, we recognized costs related to termination benefits for employee positions that were eliminated and for the closure of duplicative facilities. We also recognized costs related to the cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Macromedia.  Costs for termination benefits and contract cancellations were completed during fiscal 2007. Total costs incurred were $27.0 million and $3.2 million, respectively.

As of November 27, 2009, accrued restructuring charges related to the 2009 restructuring program, 2008 restructuring program, Omniture acquisition, and Macromedia acquisition totaled approximately $23.0 million, $4.4 million, $12.3 million, and $5.0 million respectively. We expect to pay the liabilities associated with the 2009 and 2008 restructuring programs through fiscal 2021 and 2013, respectively. We expect to pay the restructuring liabilities associated with the Omniture and Macromedia acquisitions through fiscal 2013 and fiscal 2012, respectively.

See Note 11 of our Notes to Consolidated Financial Statements for further information regarding our restructuring charges.

Amortization of Purchased Intangibles and Incomplete Technology

	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007
Expenses	$71.6	5%	$68.2	(6)%	$72.4
Percentage of total revenue	2%		2%		2%

As a result of our acquisition of Omniture in fiscal 2009, we acquired purchased intangibles which are amortized over their estimated useful lives of one to twelve years. In addition, as a result of our acquisition of Macromedia in fiscal 2006, we acquired purchased intangibles which are amortized over their estimated useful lives of two to four years. During fiscal 2009, we completed one business combination, in addition to Omniture. During fiscal 2008 we completed one business combination and during fiscal 2007, we completed two business combinations and one asset acquisition. We acquired purchased intangibles through these acquisitions which are amortized over their estimated useful lives.

Amortization expense increased during fiscal 2009 as compared to fiscal 2008, primarily due to amortization expense associated with intangibles assets purchased through the acquisition of Omniture.

Amortization expense decreased during fiscal 2008 as compared to fiscal 2007, due to a decrease in amortization expense associated with intangible assets purchased through the Macromedia acquisition.

Non-Operating Income (Expense) (dollars in millions)

	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007
Interest and other income, net	$31.4	(28)%	$43.8	(47)%	$82.7
Percentage of total revenue	1%		1%		3%
Interest expense	(3.4)	66%	(10.0)	*	(0.2)
Percentage of total revenue	*		*		*
Investment gains (losses), net	(17.0)	(204)%	16.4	131%	7.1
Percentage of total revenue	(1)%		* %		*
Total non-operating income (expense), net	$11.0	(78)%	$50.2	(44)%	$89.6
_________________________________________

*	Percentage is not meaningful.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income, net also includes foreign exchange gains and losses, including those from hedging revenue transactions primarily denominated in Euro and Japanese Yen currencies.

Interest and other income, net, decreased during fiscal 2009 as compared to fiscal 2008 primarily due to lower interest rates, partially offset by lower average invested balances, realized gains on sales of fixed income securities and lower foreign exchange losses.

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

Interest Expense

Interest expense for fiscal 2009 and 2008, primarily represents interest associated with our credit facility. The outstanding balance as of November 27, 2009 was $1.0 billion. Interest due under the credit facility is paid upon expiration of the London interbank offered rate (“LIBOR”) contract or at a minimum, quarterly. The decline in interest expense was primarily due to lower interest rates.

Investment Gains (Losses), Net

Investment gains (losses), net, consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities, unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities), and gains and losses of Adobe Ventures.

Investment gains and (losses), net fluctuated due to the following (in millions):

	2009	2008	2007

Net gains (losses) related to our investments in Adobe Ventures and cost method investments	$(16.7)	$15.9	$6.9
Gains from sale of equity investments	—	5.4	0.2
Write-downs due to other-than-temporary declines in value of our marketable equity securities	(0.3)	(4.9)	—
Total investment gains (losses), net	$(17.0)	$16.4	$7.1

During fiscal 2009, investment gains (losses), net decreased as compared to fiscal 2008 primarily due to net unrealized losses related to our Adobe Ventures and direct investments.

During fiscal 2008, investment gains (losses), net increased as compared to fiscal 2007 due primarily to investment gains from our direct and Adobe Ventures investments.  Additionally, during fiscal 2008, we received cash and recognized a gain resulting from the expiration of the escrow period related to the sale of our investment in Atom Entertainment, Inc. that occurred during the fourth quarter of fiscal 2006.

Provision for Income Tax es (dollars in millions)

	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007
Provision	$315.0	52%	$206.7	(7)%	$223.4
Percentage of total revenue	11%		6%		7%
Effective tax rate	45%		19%		24%

Our effective tax rate increased approximately twenty-six percentage points during fiscal 2009 as compared to fiscal 2008. The increase was primarily due to a one-time charge that was related to our acquisition of Omniture.  The charge was the tax cost of inter-company transactions necessary to license certain Omniture assets to Adobe’s trading companies, so that Omniture’s services can be offered to customers from Adobe companies.

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

LIQUIDITY AND CAPITAL RESOURCES

This data should be read in conjunction with the Consolidated Statements of Cash Flows.

(in millions)	Fiscal 2009	Fiscal 2008
Cash, cash equivalents and short-term investments	$1,904.5	$2,019.2
Working capital	$1,629.1	$1,972.5
Stockholders’ equity	$4,890.6	$4,410.4

    Summary of our cash flows is as follows (in millions):

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Net cash provided by operating activities	$1,117.7	$1,280.7	$1,441.1
Net cash (used for) provided by investing activities	(1,497.1)	(304.7)	81.5
Net cash provided by (used for) financing activities	477.7	(1,021.6)	(1,350.4)
Effect of foreign currency exchange rates on cash and cash equivalents	14.7	(14.4)	1.7
Net increase (decrease) in cash and cash equivalents	$113.0	$(60.0)	$173.9

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll related expenses; general operating expenses including marketing, travel and office rent; and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and participation in the employee stock purchase plan (“ESPP”). Another use of cash is our stock repurchase program, which is described below.

Cash flows from operating activities

Net cash provided by operating activities of $1.1 billion for fiscal 2009, was primarily comprised of net income plus the net effect of non-cash expenses. The primary working capital sources of cash were net income coupled with decreases in trade receivables, prepaid expenses and other current assets and increases in income taxes payable. Trade receivables decreased primarily from CS4 revenue that was shipped in the latter half of the fourth quarter of fiscal 2008 and collected during the first quarter of fiscal 2009, in addition to lower overall gross revenue and improved collections.

The primary working capital uses of cash were decreases in accrued expenses, deferred revenue, trade payables and accrued restructuring. Accrued expenses decreased primarily due to payments for employee bonuses and commissions related to fiscal 2008. Decreases in deferred revenue related primarily to deferred revenue that was recognized in the first quarter of fiscal 2009 associated with our free of charge upgrades for CS4 and Adobe Photoshop Lightroom products, as well as declines in maintenance and support orders. Accrued restructuring decreased primarily due to payments related to the 2008 restructuring program that was initiated in the fourth quarter of fiscal 2008, offset in part by new charges related to our 2009 restructuring program and acquisition of Omniture.

Net cash provided by operating activities of $1.3 billion for fiscal 2008, was primarily comprised of net income plus the net effect of non-cash expenses. The primary working capital sources of cash were increases in net income, deferred revenue, accrued restructuring and trade payables. Increases in deferred revenue related to maintenance and support and free of charge upgrade plan purchases which offset in part, decreases in deferred revenue related to royalties. Accrued restructuring costs increased due to the restructuring program initiated in the fourth quarter of fiscal 2008 offset in part by payments of facility costs during fiscal 2008 associated with the Macromedia acquisition. See Note 11 of our Notes to Consolidated Financial Statements for information regarding our restructuring charges.

The primary working capital uses of cash were increases in trade receivables and prepaid expenses and other current assets coupled with decreases in income taxes payable and accrued expenses. Trade receivables increased primarily as a result of high sales of our CS4 family of products at the end of fiscal 2008.  Income taxes payable decreased primarily due to payments made as the result of the completion of a U.S. income tax examination covering our fiscal years 2001 through 2004. Accrued expenses decreased primarily due to payments for employee bonuses and profit sharing offset in part by increases in royalty accruals and charitable contributions.

Net cash provided by operating activities of $1.4 billion for fiscal 2007, was primarily comprised of net income, net of non-cash related expenses.

The primary working capital sources of cash for fiscal 2007 were increases in net income, accrued expenses, income taxes payable, deferred revenue and trade payables coupled with decreases in trade receivables and prepaid expenses and other current assets. Net changes in accrued expenses was primarily attributable to increases in accrued bonuses and accrued localization costs related to the localization of our CS3 family of products during fiscal 2007. Income taxes payable increased due to overall increased taxable income. Increases to deferred revenue related primarily to deferred maintenance and service revenue due to strong upgrade plan sales in the fourth quarter of fiscal 2007 for our CS3 family of products and related individual creative products. The decrease in trade receivables was due to collections in the first quarter of fiscal 2007 related to high Acrobat 8 sales at the end of fiscal 2006 and strong collections during the third quarter of fiscal 2007 resulting from shipments of our CS3 family of products.

The primary working capital use of cash in fiscal 2007 was a decrease in accrued restructuring costs which was primarily due to payments for facility and severance costs for fiscal 2007.

Cash flows from investing activities

Net cash used for investing activities of $1.5 billion for fiscal 2009, was primarily due to the acquisition of Omniture, purchases of short-term investments and property and equipment, offset in part by maturities and sales of short-term investments. Purchases of long-term investments and other assets during fiscal 2009 were less than fiscal 2008 primarily due to $56.0 million paid in the third quarter of fiscal 2008 for future licensing rights acquired through certain technology licensing arrangements which did not recur in fiscal 2009.

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

The primary sources of cash from investment activities during fiscal 2007 were sales and maturities of short-term investments offset in part by purchases of short-term investments. The proceeds from the sales of short-term investments were primarily used for stock repurchases. Uses of cash during fiscal 2007 included purchases of property and equipment, purchases of long-term investments and other assets which related primarily to the technology licensing arrangements that occurred during the second quarter of fiscal 2007, the completion of two business combinations and one asset acquisition in fiscal 2007, and the purchase of a portion of the lease receivable totaling $80.4 million associated with our lease extension for the Almaden tower lease.  See Note 17 of our Notes to Consolidated Financial Statements for further information regarding this lease extension.

Cash flows from financing activities

Net cash from financing activities changed from cash used in fiscal 2008 of $1.0 billion to cash provided for fiscal 2009 of $477.7 million, primarily due to additional borrowing under our credit agreement of $650.0 million and lower purchases of treasury stock, offset in part by proceeds related to the issuance of treasury stock (See sections entitled “Stock Repurchase Program I” and “Stock Repurchase Program II” discussed below).

Net cash used for financing activities decreased $328.8 million for a total of $1.0 billion in fiscal 2008 as compared to fiscal 2007, primarily due to net borrowings under our credit agreement of $350.0 million. Additionally, we had lower purchases of treasury stock when compared to the prior year (See sections entitled “Stock Repurchase Program I” and “Stock Repurchase Program II” discussed below), offset in part by lower proceeds related to the issuance of treasury stock.

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

Acquisition of Omniture

    On October 23, 2009, we completed the acquisition of Omniture, an industry leader in Web analytics and online business optimization based in Orem, Utah for approximately $1.8 billion. Under the terms of the agreement, we completed our tender offer to acquire all of the outstanding shares of Omniture common stock at a price of $21.50 per share, net to the seller in cash, without interest. We expect to incur significant incremental costs, such as direct costs related to the acquisition and costs associated with restructuring our operations. We believe that our existing cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet these cash outlays.

Restructuring

On November 10, 2009, we initiated a restructuring plan to appropriately align our costs in connection with our fiscal 2010 operating plan impacting up to approximately 630 full-time positions worldwide. In connection with this restructuring plan, in the fourth quarter of fiscal 2009, we recorded restructuring charges of approximately $25.5 million related to ongoing termination benefits for the elimination of approximately 340 of these full-time positions worldwide. As of November 27, 2009, approximately $2.5 million was paid. The remaining accrual associated with these ongoing termination benefits is expected to be paid during fiscal 2010. The restructuring activities related to this program are only to those employees and facilities that were associated with Adobe prior to the acquisition of Omniture on October 23, 2009.

Beginning in the first quarter of fiscal 2010, we expect to record approximately $15 million to $18 million primarily related to the consolidation of leased facilities and up to approximately $26 million related to employee severance arrangements for the elimination of the remaining full-time positions worldwide. We expect to accrue the facility related liabilities beginning in the first quarter of fiscal 2010 and pay these liabilities through fiscal 2021 based on current lease terms. Substantially all of these charges will result in cash expenditures.

    We completed our acquisition of Omniture on October 23, 2009.  In the fourth quarter of fiscal 2009, we initiated a plan to restructure the pre-merger operations of Omniture to eliminate certain duplicative activities, focus our resources on future growth opportunities and reduce our cost structure. In connection with this restructuring plan, we accrued a total of approximately $10.6 million in costs related to termination benefits for the elimination of approximately 100 regular positions and for the closure of duplicative facilities. We also accrued approximately $0.2 million in costs related to the cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Omniture. These costs were recorded as a part of the purchase price allocation, as discussed in Note 2 of our Notes to Consolidated Financial Statements, and have been accrued for as of November 27, 2009. We expect to pay the termination benefits and facility related liabilities through fiscal 2010 and fiscal 2013, respectively.

Additionally, approximately $1.5 million of restructuring costs related to facilities were included in the liabilities assumed by us upon acquisition of Omniture on October 23, 2009.

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

During fiscal 2009, we continued to implement restructuring activities under this program. We vacated approximately 89,000 square feet of research and development and sales facilities in the U.S., the United Kingdom and Canada.  We accrued $8.5 million for the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate, estimated at approximately 6% as of the date we ceased to use the leased properties. This amount is net of the fair value of future estimated sublease income of approximately $4.4 million. We also recorded charges of $6.7 million for ongoing termination benefits for the elimination of substantially all of the remaining 100 full-time positions expected to be terminated. We have paid substantially all of the accrued termination benefits during fiscal 2009 with and expect to pay the remaining amounts in fiscal 2010. We expect to pay facilities-related liabilities through fiscal 2013.

    We believe that our existing cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet the cash outlays for the restructuring changes described above.

Other Liquidity and Capital Resources Considerations

    Our existing cash, cash equivalents and investment balances may further decline during fiscal 2010 in the event of a further weakening of the economy or changes in our planned cash outlay, including changes in incremental costs such as direct and integration costs related to the acquisition. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe that our existing balances and our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. At November 27, 2009, our existing credit facility is $1.0 billion and we have borrowed against the entire amount. See Note 18 of our Notes to Consolidated Financial Statements for further information regarding our credit agreement.

We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 50% of our consolidated invested balances during the fourth quarter of fiscal 2009. Within the U.S., the portfolio is invested primarily in money market funds for working capital purposes. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury securities.

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

During fiscal 2009, 2008 and 2007 we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $350.0 million, $525.0 million and $1.1 billion, respectively. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval, and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2009, we repurchased approximately 15.2 million shares at an average price per share of $27.89 through structured repurchase agreements entered into during fiscal 2008 and fiscal 2009. During fiscal 2008, we repurchased 22.4 million shares at an average price of $36.26 through structured repurchase agreements which included prepayments from fiscal 2007. During fiscal 2007, we repurchased 22.0 million shares at an average price of $40.04 through structured repurchase agreements which included prepayments from fiscal 2006.

During fiscal 2008, we also repurchased 3.6 million shares at an average price of $36.41 in open market transactions.

For fiscal 2009, 2008 and 2007, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by November 27, 2009, November 28, 2008 and November 30, 2007 were excluded from the denominator in the computation of earnings per share. As of November 27, 2009 and November 28, 2008, approximately $59.9 million and $134.7 million, respectively, of up-front payments remained under the agreements.

See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for share repurchases during the quarter ended November 27, 2009.

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

During fiscal 2008, we also repurchased 0.5 million shares at an average price of $39.79 in open market transactions.

Summary of Stock Repurchases for fiscal 2009, 2008 and 2007
(in thousands, except average amounts)

Board Approval	Repurchases	2009		2008		2007
Date	Under the Plan	Shares	Average	Shares	Average	Shares	Average
December 1997	From employees(1)	1	$24.00	5	$34.89	39	$39.24
	Open market	—	$—	3,554	$36.41	—	$—
	Structured repurchases(2)	15,231	$27.89	22,418	$36.26	22,012	$40.04
April 2007	Structured repurchases(2)	—	$—	31,859	$37.15	17,684	$40.50
	Open market	—	$—	456	$39.79	—	$—
Total shares		15,232	$27.89	58,292	$36.79	39,735	$40.25
Total cost		$424,851		$2,144,400		$1,599,214
_________________________________________

(1)	The repurchases from employees represent shares cancelled when surrendered in lieu of cash payments for the option exercise price or withholding taxes due.

(2)	Stock repurchase agreements executed with large financial institutions. See “Stock Repurchase Program I” and “Stock Repurchase Program II” above.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of November 27, 2009, consist of obligations under operating leases, royalty agreements and various service agreements. See Note 17 of our Notes to Consolidated Financial Statements for additional information regarding our contractual commitments.

Contractual Obligations

The following table summarizes our contractual obligations as of November 27, 2009 (in millions):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$249.3	$53.2	$74.7	$44.8	$76.6
Purchase obligations	210.5	165.5	26.0	6.0	13.0
Debt	1,000.0	—	—	1,000.0	—
Total	$1,459.8	$218.7	$100.7	$1,050.8	$89.6

As of November 27, 2009, the principal outstanding under the credit agreement was $1.0 billion which is due in full no later than February 16, 2013. Interest associated with this agreement cannot be estimated with certainty by period throughout the term since it is based on a fluctuating interest rate calculation. Our credit facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio.

Our leases for the East and West Towers and the Almaden Tower are both subject to standard covenants including certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of November 27, 2009, we were in compliance with all of our covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.

Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists.

The gross liability for unrecognized tax benefits at November 27, 2009 was $218.0 million, exclusive of interest and penalties. The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that before the end of fiscal 2010, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits equal to $0 to approximately $10.0 million.  These amounts would decrease income tax expense under accounting for income taxes and as a result of the revised accounting guidance for business combinations in fiscal 2010. See Note 1 of our Notes to Consolidated Financial Statements. Under the revised accounting guidance for business combinations, adjustments to acquired income tax liabilities (including adjustments for acquisitions completed prior to the effective date) that are recorded subsequent to the acquisition date will be recognized in income from continuing operations, with certain exceptions, if such changes occur after the measurement period.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to our Consolidated Statements of Income over the life of the leases. As of November 27, 2009, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $1.3 million.

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

Foreign Currency Risk

Foreign Currency Hedging Instruments

In countries outside the U.S., we transact business, in U.S. dollars and in various other currencies. In Europe and Japan, transactions that are denominated in Euro and Yen, respectively, are subject to exposure from movements in exchange rates. We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. We may use foreign exchange option or forward contracts for Euro- or Yen-denominated revenue.

    In fiscal 2009, 2008 and 2007, our revenue exposures were 504.3 million Euros, 628.2 million Euros and 595.5 million Euros, respectively. In fiscal 2009, 2008 and 2007, our revenue exposures were 30.3 billion Yen, 36.8 billion Yen and 35.5 billion Yen, respectively.

Our European operating expenses are primarily in Euro and our Japanese operating expenses are in Yen, which mitigates a portion of the exposure related to Euro and Yen denominated product revenue. In addition, we hedge firmly committed transactions using forward contracts. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts largely offset gains and losses on the assets, liabilities and transactions being hedged. We also hedge a percentage of forecasted international revenue with purchased option contracts and forward contracts. Our revenue hedging policy is intended to help mitigate the impact on our forecasted revenue due to foreign currency exchange rate movements. As of November 27, 2009, total outstanding contracts were $510.4 million which included the notional equivalent of $283.9 million in Euro, 182.1 million in Yen and $44.4 million in other foreign currencies. These hedges are foreign currency forward exchange contracts which hedged our balance sheet exposures and purchased put option contracts which hedged our forecasted revenue. As of November 27, 2009, all contracts were set to expire at various times through July 2010. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk, we only contract with counterparties who meet our minimum requirements under our counterparty risk assessment process. In addition, our hedging policy establishes maximum limits for each counterparty.

In addition, we also have long-term investment exposures consisting of the capitalization and retained earnings in our non-USD functional currency foreign subsidiaries. As of November 27, 2009 and November 28, 2008, this long-term investment exposure totaled a notional equivalent of $228.8 million and $149.1 million, respectively. At this time, we do not hedge these long-term investment exposures.

Economic Hedging—Hedges of Forecasted Transactions

We may use foreign exchange option contracts or forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. Such cash flow exposures result from portions of our forecasted revenue denominated in currencies other than the U.S. dollar, primarily the Euro and the Japanese Yen. We enter into these foreign exchange contracts to hedge forecasted product licensing revenue in the normal course of business and accordingly, they are not speculative in nature.

We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net on our Consolidated Statements of Income at that time. For the fiscal year ended November 27, 2009, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

See Note 5 of our Notes to Consolidated Financial Statements for information regarding our hedging activities.

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as interest and other income, net. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At November 27, 2009, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

    A sensitivity analysis was performed on all of our foreign exchange derivatives as of November 27, 2009. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For option contracts, the Black-Scholes equation model was used. For forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar (and a corresponding decrease in the value of the hedged foreign currency asset) would lead to an increase in the fair value of our financial hedging instruments by $22.2 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $12.9 million.

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

See Note 5 of our Notes to Consolidated Financial Statements for information regarding our hedging activities.

Interest Rate Risk

Short-Term Investments and Fixed Income Securities

At November 27, 2009, we had debt securities classified as short-term investments of $900.0 million. Changes in interest rates could adversely affect the market value of these investments. The following table separates these investments, based on stated maturities, to show the approximate exposure to interest rates (in millions):

Due within one year	$387.6
Due within two years	249.9
Due within three years	218.6
Due after three years	43.9
Total	$900.0

A sensitivity analysis was performed on our investment portfolio as of November 27, 2009. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes.

The following tables present the hypothetical fair values of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS.  The analysis is shown as of November 27, 2009 and November 28, 2008 (dollars in millions):

-150 BPS	-100 BPS	-50 BPS	Fair Value 11/27/2009	+50 BPS	+100 BPS	+150 BPS
910.8	909.2	905.4	900.0	893.9	888.0	882.2

-150 BPS	-100 BPS	-50 BPS	Fair Value 11/28/2008	+50 BPS	+100 BPS	+150 BPS
1,145.8	1,142.3	1,136.4	1,129.7	1,123.0	1,116.4	1,109.9

Other Market Risk

Privately Held Long-Term Investments

    The privately held companies in which we invest, can still be considered in the start-up or development stages which are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies which is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.

See Note 4 and Note 8 of our Notes to Consolidated Financial Statements for information regarding our limited partnership interest in Adobe Ventures.

Short-Term Investments and Marketable Equity Securities

We are exposed to equity price risk on our portfolio of marketable equity securities. As of November 27, 2009, our total equity holdings in publicly traded companies were valued at $5.0 million compared to $3.0 million at November 28, 2008. The increase was primarily due to the change in the fair value of our equity holdings during fiscal 2009.

The following table represents the potential decrease in fair values of our marketable equity securities as of November 27, 2009, that are sensitive to changes in the stock market. Fair value deteriorations of 50%, 35% and 15% were selected for illustrative purposes because none is more likely to occur than another.

(in millions)	50%	35%	15%
Marketable equity securities	$(2.5)	$(1.7)	$(0.8)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	November 27,	November 28,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$999,487	$886,450
Short-term investments	904,986	1,132,752
Trade receivables, net of allowances for doubtful accounts of $15,225 and $4,128, respectively	410,879	467,234
Deferred income taxes	77,417	110,713
Prepaid expenses and other current assets	80,855	137,954
Total current assets	2,473,624	2,735,103
Property and equipment, net	388,132	313,037
Goodwill	3,494,589	2,134,730
Purchased and other intangibles, net	527,388	214,960
Investment in lease receivable	207,239	207,239
Other assets	191,265	216,529
Total assets	$7,282,237	$5,821,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$58,904	$55,840
Accrued expenses	419,646	399,969
Accrued restructuring	37,793	35,690
Income taxes payable	46,634	27,136
Deferred revenue	281,576	243,964
Total current liabilities	844,553	762,599
Long-term liabilities:
Debt	1,000,000	350,000
Deferred revenue	36,717	31,356
Accrued restructuring	6,921	6,214
Income taxes payable	223,528	123,182
Deferred income taxes	252,486	117,328
Other liabilities	27,464	20,565
Total liabilities	2,391,669	1,411,244
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 522,657 and 526,111shares outstanding, respectively	61	61
Additional paid-in-capital	2,390,061	2,396,819
Retained earnings	5,299,914	4,913,406
Accumulated other comprehensive income	24,446	57,222
Treasury stock, at cost (78,177 and 74,723 shares, respectively), net of re-issuances	(2,823,914)	(2,957,154)
Total stockholders’ equity	4,890,568	4,410,354
Total liabilities and stockholders’ equity	$7,282,237	$5,821,598

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended
	November 27, 2009	November 28, 2008	November 30, 2007
Revenue:
Products	$2,759,391	$3,396,542	$3,019,524
Services and support	186,462	183,347	138,357
Total revenue	2,945,853	3,579,889	3,157,881

Cost of revenue:
Products	228,897	266,389	270,818
Services and support	67,835	96,241	83,876
Total cost of revenue	296,732	362,630	354,694

Gross profit	2,649,121	3,217,259	2,803,187

Operating expenses:
Research and development	565,141	662,057	613,242
Sales and marketing	981,903	1,089,341	984,388
General and administrative	298,749	337,291	274,982
Restructuring charges	41,260	32,053	555
Amortization of purchased intangibles and incomplete technology	71,555	68,246	72,435
Total operating expenses	1,958,608	2,188,988	1,945,602

Operating income	690,513	1,028,271	857,585

Non-operating income (expense):
Interest and other income, net	31,380	43,847	82,724
Interest expense	(3,407)	(10,019)	(253)
Investment gains (losses), net	(16,966)	16,409	7,134
Total non-operating income (expense), net	11,007	50,237	89,605
Income before income taxes	701,520	1,078,508	947,190
Provision for income taxes	315,012	206,694	223,383
Net income	$386,508	$871,814	$723,807
Basic net income per share	$0.74	$1.62	$1.24
Shares used in computing basic income per share	524,470	539,373	584,203
Diluted net income per share	$0.73	$1.59	$1.21
Shares used in computing diluted income per share	530,610	548,553	598,775

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

 (In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Balances at December 1, 2006	600,834	$61	$2,451,610	$3,317,785	$6,344	(13,608)	$(623,924)	$5,151,876
Comprehensive income:
Net income	—	—	—	723,807	—	—	—	723,807
Other comprehensive income, net of taxes	—	—	—	—	21,604	—	—	21,604
Total comprehensive income, net of taxes	—	—	—	—	—	—	—	745,411
Re-issuance of treasury stock under stock compensation plans	—	—	(298,776)	—	—	23,918	814,863	516,087
Tax benefit from employee stock option plans	—	—	66,966	—	—	—	—	66,966
Purchase of treasury stock	—	—	—	—	—	(39,735)	(1,951,527)	(1,951,527)
Stock-based compensation	—	—	149,987	—	—	—	—	149,987
Adjustment to the valuation of Macromedia assumed options	—	—	(28,818)	—	—	—	—	(28,818)
Balances at November 30, 2007	600,834	$61	$2,340,969	$4,041,592	$27,948	(29,425)	$(1,760,588)	$4,649,982
Comprehensive income:
Net income	—	—	—	871,814	—	—	—	871,814
Other comprehensive income, net of taxes	—	—	—	—	29,274	—	—	29,274
Total comprehensive income, net of taxes	—	—	—	—	—	—	—	901,088
Re-issuance of treasury stock under stock compensation plans	—	—	(206,984)	—	—	12,994	526,149	319,165
Tax benefit from employee stock option plans	—	—	90,360	—	—	—	—	90,360
Purchase of treasury stock	—	—	—	—	—	(58,292)	(1,722,715)	(1,722,715)
Stock-based compensation	—	—	172,474	—	—	—	—	172,474
Balances at November 28, 2008	600,834	$61	$2,396,819	$4,913,406	$57,222	(74,723)	$(2,957,154)	$4,410,354
Comprehensive income:
Net income	—	—	—	386,508	—	—	—	386,508
Other comprehensive income, net of taxes	—	—	—	—	(32,776)	—	—	(32,776)
Total comprehensive income, net of taxes	—	—	—	—	—	—	—	353,732
Re-issuance of treasury stock under stock compensation plans	—	—	(303,688)	—	—	11,777	483,254	179,566
Tax benefit from employee stock option plans	—	—	44,381	—	—	—	—	44,381
Purchase of treasury stock	—	—	—	—	—	(15,231)	(350,014)	(350,014)
Equity awards assumed for acquisition	—	—	84,968	—	—	—	—	84,968
Stock-based compensation	—	—	167,581	—	—	—	—	167,581
Balances at November 27, 2009	600,834	$61	$2,390,061	$5,299,914	$24,446	(78,177)	$(2,823,914)	$4,890,568

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	November 27, 2009	November 28, 2008	November 30, 2007
Cash flows from operating activities:
Net income	$386,508	$871,814	$723,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	282,423	270,269	315,464
Stock-based compensation	167,581	172,474	149,987
Deferred income taxes	49,590	46,584	58,385
Unrealized losses (gains) on investments	11,623	(17,377)	(6,776)
Tax benefit from employee stock option plans	44,381	90,360	55,074
Other non-cash items	4,434	4,784	(176)
Excess tax benefits from stock-based compensation	(11,980)	(31,983)	(85,050)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	172,287	(153,386)	46,332
Prepaid expenses and other current assets	21,814	(5,584)	6,418
Trade payables	(13,601)	14,078	3,518
Accrued expenses	(53,320)	(13,904)	83,281
Accrued restructuring	(8,446)	24,330	(13,796)
Income taxes payable	109,620	(57,656)	61,448
Deferred revenue	(45,142)	65,879	43,137
Net cash provided by operating activities	1,117,772	1,280,682	1,441,053
Cash flows from investing activities:
Purchases of short-term investments	(1,307,366)	(2,381,533)	(2,503,147)
Maturities of short-term investments	464,031	1,568,874	516,839
Proceeds from sales of short-term investments	1,057,176	717,076	2,457,347
Purchases of property and equipment	(119,592)	(111,792)	(132,075)
Acquisitions, net of cash acquired	(1,582,669)	(3,584)	(75,528)
Purchases of long-term investments and other assets	(29,143)	(124,469)	(111,939)
Investment in lease receivable	—	—	(80,439)
Issuance costs for credit facility	—	—	(856)
Proceeds from sale of long-term investments	17,696	30,747	11,342
Other	2,771	—	—
Net cash (used for) provided by investing activities	(1,497,096)	(304,681)	81,544
Cash flows from financing activities:
Purchases of treasury stock	(350,013)	(1,722,715)	(1,951,527)
Proceeds from issuance of treasury stock	179,566	319,165	516,087
Excess tax benefits from stock-based compensation	11,980	31,983	85,050
Proceeds from borrowings on credit facility	650,000	800,000	—
Repayments of borrowings on credit facility	—	(450,000)	—
Repayments of acquired debt	(13,875)	—	—
Net cash provided by (used for) financing activities	477,658	(1,021,567)	(1,350,390)
Effect of foreign currency exchange rates on cash and cash equivalents	14,703	(14,406)	1,715
Net increase (decrease) in cash and cash equivalents	113,037	(59,972)	173,922
Cash and cash equivalents at beginning of year	886,450	946,422	772,500
Cash and cash equivalents at end of year	$999,487	$886,450	$946,422
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$105,158	$126,299	$55,236
Cash paid for interest	$2,088	$9,604	$—
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$84,968	$—	$—

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES

Operations

Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of creative, business, Web and mobile software and services used by creative professionals, knowledge workers, consumers, original equipment manufacturers (“OEMs”), developers and enterprises for creating, managing, delivering, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We distribute our products through a network of distributors, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”) and OEMs, direct to end users and through our own Website at www.adobe.com. We also license our technology to hardware manufacturers, software developers and service providers, and we offer integrated software solutions to businesses of all sizes. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia. Our software runs on personal computers with Microsoft Windows, Apple Mac OS, Linux, UNIX and various non-PC platforms, depending on the product.

Basis of Presentation

The accompanying Consolidated Financial Statements include those of Adobe and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Use of Estimates

In preparation of consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, we must  make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to sales allowances and programs, bad debts, stock-based compensation, allocation of purchase price allocations, excess inventory and purchase commitments, restructuring costs, facilities lease losses, impairment of goodwill and intangible assets, litigation, income taxes and investments. Actual results may differ materially from these estimates.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Fiscal years 2009, 2008 and 2007 were all 52 weeks.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation in the Consolidated Statements of Cash Flows. The previously reported classifications of net cash provided by (used for) operating activities, investing activities and financing activities for any period presented were not affected by these reclassifications.

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

(in thousands)	2009	2008	2007
Beginning balance	$4,128	$4,398	$6,798
Increase due to acquisition	9,421	—	—
Charged (credited) to operating expenses	2,841	4,414	(1,367)
Preference claim, credited to operating expense	(1,000)	(2,000)	—
Deductions(*)	(165)	(2,684)	(1,033)
Ending balance	$15,225	$4,128	$4,398
_________________________________________

(*)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Property and Equipment

We record property and equipment at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over their estimated useful lives ranging from 1 to 5 years for computers and equipment, 1 to 6 years for furniture and fixtures and up to 35 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining respective lease term or useful lives.

Goodwill, Purchased Intangibles and Other Long-Lived Assets

We review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. We completed our annual impairment test in the second quarter of fiscal 2009 and determined that there was no impairment.

Goodwill is assigned to one or more reporting segments on the date of acquisition. We evaluate goodwill for impairment by comparing the fair value of each of our reporting segments to its carrying value, including the associated goodwill. To determine the fair values, we use the market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors.

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2009, 2008 or 2007.

Our intangible assets are amortized over their estimated useful lives of 1 to 13 years as shown in the table below. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed.

Weighted Average Useful Life (years)
Purchased technology	7
Localization	1
Trademarks	7
Customer contracts and relationships	10
Other intangibles	2

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

Revenue Recognition

Our revenue is derived from the licensing of software products, consulting, hosting services and maintenance and support. Primarily, we recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Multiple Element Arrangements

We enter into multiple element revenue arrangements in which a customer may purchase a combination of software, upgrades, hosting services, maintenance and support, and consulting (multiple-element arrangements). When vendor specific objective evidence (“VSOE”) of fair value does not exist for all delivered elements, we allocate and defer revenue for the undelivered items based on VSOE of fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as license revenue.

VSOE of fair value for each element is based on the price for which the element is sold separately. We determine the VSOE of fair value of each element based on historical evidence of our stand-alone sales of these elements to third-parties or from the stated renewal rate for the elements contained in the initial software license arrangement. When VSOE of fair value does not exist for any undelivered element, revenue is deferred until the earlier of the point at which such VSOE of fair value exists or until all elements of the arrangement have been delivered. The only exception to this guidance is when the only undelivered element is maintenance and support or other services, then the entire arrangement fee is recognized ratably over the performance period.

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

We recognize OEM licensing revenue, primarily royalties, when OEMs ship products incorporating our software, provided collection of such revenue is deemed probable. For certain OEM customers, we must estimate royalty revenue due to the timing of securing customer information. This estimate is based on a combination of our generated forecasts and actual historical reporting by our OEM customers. To substantiate our ability to estimate revenue, we review license royalty revenue reports ultimately received from our significant OEM customers in comparison to the amounts estimated in the prior period.

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

We recognize revenue for hosting services that are based on a committed number of transactions, including implementation and set-up fees, ratably beginning on the date the customer commences use of our services and continuing through the end of the customer term. Over-usage fees, and fees billed based on the actual number of transactions from which we capture data, are billed in accordance with contract terms as these fees are incurred. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Our consulting revenue is primarily recognized using the proportionate performance method and is measured monthly based on input measures, such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones when applicable. Our maintenance and support offerings, which entitle customers to receive product upgrades and enhancements or technical support, depending on the offering, are recognized ratably over the performance period of the arrangement.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rights of Return, Rebates and Price Protection

As discussed above, we offer limited rights of return, rebates and price protection of our products under various policies and programs with our distributors, resellers and/or end-user customers. We estimate and record reserves for these programs as an offset to revenue. Below is a summary of each of the general provisions in our contracts:

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

Although our subscription contracts are generally non-cancelable, a limited number of customers have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term. In the event a customer cancels its contract, they are not entitled to a refund for prior services we have provided to them.

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

Revenue Reserve

Revenue reserve rollforward (in thousands):

	2009	2008	2007
Beginning balance	$50,943	$43,532	$55,526
Increase due to acquisition	6,566	—	—
Amount charged to revenue	113,009	153,129	156,761
Actual returns	(136,117)	(145,718)	(168,755)
Ending balance	$34,401	$50,943	$43,532

Deferred Revenue

Deferred revenue consist of billings or payments received in advance of revenue recognition for our products and services described above. We recognize deferred revenue as revenue only when the revenue recognition criteria are met.

Taxes Collected from Customers

We net taxes collected from customers against those remitted to government authorities in our financial statements. Accordingly, taxes collected from customers are not reported as revenue.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses for fiscal 2009, 2008 and 2007 were $67.0 million, $67.1 million and $45.3 million, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency and Other Hedging Instruments

In countries outside the United States (“U.S.”), we transact business in U.S. dollars and in various other currencies. In Europe and Japan, transactions that are denominated in Euro and Yen are subject to exposure from movements in exchange rates. We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. We use foreign exchange option and forward contracts for Euro- and Yen-denominated revenue.

We account for our derivative instruments as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.  Derivatives that do not qualify for hedge accounting are adjusted to fair value through earnings. See Note 5 for information regarding our hedging activities.

Gains and losses from foreign exchange forward contracts which hedge certain balance sheet positions, primarily non-functional currency denominated assets and liabilities (e.g., trade receivables and accounts payable) are recorded each period as a component of interest and other income, net in our Consolidated Statements of Income. Foreign exchange forward and option contracts hedging forecasted non-functional currency product licensing revenue, are designated as cash flow hedges under accounting for derivative instruments and hedging activities, with gains and losses recorded net of tax, as a component of other comprehensive income in stockholders’ equity and reclassified into revenue at the time the forecasted transactions occur.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have VSOE of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and are effective for us beginning in the first quarter of fiscal 2011, however early adoption is permitted. We are currently evaluating the impact of adopting these new standards on our consolidated financial position, results of operations and cash flows, including possible early adoption.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) for financial statements issued for interim and annual periods ending after September 15, 2009, which was effective for us beginning in the fourth quarter of fiscal 2009. The Codification became the single authoritative source for GAAP. Accordingly, previous references to GAAP accounting standards are no longer used in our disclosures, including these Notes to the Consolidated Financial Statements. The Codification does not affect our consolidated financial position, cash flows, or results of operations.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards  amend  the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. These standards will be effective for us beginning in the first quarter of fiscal 2010. The adoption of the new standards will not have an impact on our consolidated financial position, results of operations and cash flows.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2009, the FASB issued new standards for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standards are effective for interim and annual reporting periods ending after June 15, 2009. We adopted the new standards during the third quarter of fiscal 2009 and, as the pronouncement only requires additional disclosures, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through January 22, 2010, the date that these financial statements were issued.

    In April 2009, the FASB issued new standards for the recognition and measurement of other-than-temporary impairments for debt securities which replaced the pre-existing “intent and ability” indicator. These new standards specify that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in  circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). We adopted these standards in the third quarter of fiscal 2009 and they did not have a material effect on our consolidated financial position, results of operations or cash flows.

    In April 2009, the FASB issued new standards which provide guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. These new standards also provide guidance on identifying circumstances that indicate a transaction is not orderly. In addition, we are required to disclose in interim as well as annual reporting periods the inputs and valuation techniques used to measure fair value and discussion of changes in valuation techniques. We adopted these standards in the third quarter of fiscal 2009 and they did not have a material effect on our consolidated financial position, results of operations or cash flows.

    In September 2008, the FASB issued additional guidance which requires additional disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  This new guidance also amends previous guidance related to accounting for guarantees to require additional disclosure about the current status of the payment/performance risk of a guarantee.  These new provisions are effective for reporting periods ending after November 15, 2008. These provisions further clarify the effective date of new disclosure requirements regarding derivative instruments and hedging activities. We adopted these disclosures requirements in the first quarter of fiscal 2009. Since the new guidance only required additional disclosures, the adoption did not impact our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued new standards which provided guidance on how to determine the useful life of intangible assets by amending the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and is effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. As this guidance is to be applied prospectively, on adoption, there will be no impact to our current consolidated financial statements.

In March 2008, the FASB issued new standards which requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. We adopted these new standards in the first quarter of fiscal 2009. Since the new standards only required additional disclosure, the adoption did not impact our consolidated financial position, results of operations or cash flows. See Note 5 for further information regarding derivative instruments and related hedged items.

In December 2007, the FASB revised their guidance for business combinations and non-controlling interests. The new standards will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The changes also impact the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. The new standards are effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. We are currently evaluating the impact the new standards will have on our consolidated financial statements however, we currently believe that depending on the size and frequency of acquisitions, the adoption of these standards may have a material effect on our future consolidated financial statements as more costs associated with acquisitions will be required to be expensed rather than accounted for as part of the purchase price.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.  ACQUISITIONS

Fiscal 2009 Acquisitions

On October 23, 2009, we completed the acquisition of Omniture, Inc. (“Omniture”), an industry leader in Web analytics and online business optimization based in Orem, Utah, for approximately $1.8 billion. Under the terms of the agreement, we completed our tender offer to acquire all of the outstanding shares of Omniture common stock at a price of $21.50 per share, net to the seller in cash, without interest. Acquiring Omniture accelerates our strategy of delivering more effective solutions for assembling, delivering, targeting and optimizing Web content and applications. The transaction was accounted for using the purchase method of accounting. We have included the financial results of Omniture in our Consolidated Financial Statements beginning on the acquisition date. Following the closing, we integrated Omniture as a new reportable segment for financial reporting purposes.

    Assets acquired and liabilities assumed were recorded at their fair values as of October 23, 2009. The total $1.8 billion purchase price was comprised of the following (in thousands):

Acquisition of approximately 79 million shares of outstanding common stock of Omniture at $21.50 per share in cash	$1,698,926
Estimated fair value of earned stock options and restricted stock units assumed and converted	84,968
Estimated direct transaction costs	13,964
Total purchase price	$1,797,858

In connection with the acquisition, each Omniture stock option that was outstanding and unexercised was assumed and converted into an option to purchase Adobe common stock based on one of two conversion ratios, dependent on which plan the award was granted under. The conversion ratio was either 0.6182, which was calculated as the consideration price of $21.50 divided by the closing price on the date of acquisition, or 0.6083 calculated as the consideration price of $21.50 divided by the average closing price from October 16, 2009 to October 22, 2009. We assumed the stock options in accordance with the terms of the applicable Omniture stock option plan and terms of the stock option agreement relating to that Omniture stock option. Based on Omniture’s stock options outstanding at October 23, 2009, we converted options to purchase approximately 8.9 million shares of Omniture common stock into options to purchase approximately 5.5 million shares of Adobe common stock. We also assumed and converted approximately 2.5 million shares of outstanding Omniture restricted stock units into approximately 1.6 million shares of Adobe restricted stock units, using the same conversion ratios stated above. The estimated value of the stock options and restricted stock units assumed and converted that is included in the preliminary purchase price equals the fair value of the options to purchase approximately 5.5 million of Adobe common stock and the 1.6 million shares of Adobe restricted stock units, reduced by the portion of the respective values considered unearned compensation.

The estimated fair value of the stock options assumed was determined to be approximately $97.1 million using a Binomial option valuation model with the following assumptions: volatility of 33.6-35.4%; weighted average risk-free interest rate of 0.20-3.64%; dividend yield of 0%; early exercise threshold of $14.20; and post vesting cancellation rate of 1.89%. The underlying stock price used in valuing the options was $34.33, which was the average of closing prices for a range of trading days from September 11, 2009 through September 17, 2009, comprising two days before through two days after the date the acquisition was announced. The value of stock options considered unearned compensation was determined to be approximately $34.9 million, net of estimated forfeitures, also using a Binomial option valuation model with the following assumptions: volatility of 36.5-37.0%; weighted average risk-free interest rate of 0.24%-3.25%; dividend yield of 0%; early exercise threshold of $14.20; and post vesting cancellation rate of 1.89%. The underlying stock price used in valuing the options for which a portion was considered unearned compensation was $34.78, which was the closing price on October 23, 2009. The fair value of the converted restricted stock units was determined to be approximately $55.6 million based on Adobe’s average stock price of $34.33, as discussed above. This amount was reduced by the fair value of the restricted stock units considered unearned compensation of approximately $32.8 million, net of estimated forfeitures, based on the $34.78 stock price referred to above. $67.7 million in unearned compensation will be recorded as an expense on a straight-line basis over the remaining service periods of the respective awards. The recognition of expense associated with the portion of the assumed and converted stock options and restricted stock units that are subject to future service requirements, which are not included in the purchase accounting,  have not been included in the pro forma statements of income.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Direct transaction costs of approximately $14.0 million include estimated investment banking, legal and accounting fees, and other external costs directly related to the acquisition. As of November 27, 2009, substantially all costs for accounting, legal, and other professional services have been paid.

Preliminary Purchase Price Allocation

Under the purchase accounting method, the total preliminary purchase price was allocated to Omniture’s net tangible and intangible assets based upon their estimated fair values as of October 23, 2009. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.

The table below represents the allocation of the preliminary purchase price to the acquired net assets of Omniture based on their estimated fair values as of October 23, 2009 and the associated estimated useful lives at that date. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the purchase price allocation period  as valuations are finalized.

(in thousands)	Amount	Weighted Average Useful Life (years)
Net tangible assets	$31,138	N/A
Identifiable intangible assets:
Existing technology	176,100	6
Customer contracts and relationships	167,900	11
Contract backlog	52,100	2
Non-competition agreements	900	2
Trademarks	41,000	8
In-process research and development	4,600	N/A
Goodwill	1,334,980	N/A
Restructuring liability	(10,860)	N/A
Total estimated purchase price allocation	$1,797,858

    Net tangible assets—Omniture’s tangible assets and liabilities as of October 23, 2009 were reviewed and adjusted to their fair value as necessary. Among the net tangible assets assumed were $137.4 million in cash and cash equivalents, $119.1 million in trade receivables, $40.9 million in property, plant and equipment, $46.0 million in accrued expenses and $110.9 million in deferred tax liabilities.

    Deferred revenue—Included in net tangible assets is Omniture’s deferred revenue which represents advance payments from customers related to subscription contracts and professional services. We estimated our obligation related to the deferred revenue using the cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to supporting the obligation plus an assumed profit. The sum of the costs and assumed profit approximates, in theory, the amount that we would be required to pay a third party to assume the obligation. The estimated costs to fulfill the obligation were based on the near-term projected cost structure for subscription and professional services. As a result, we recorded an adjustment to reduce Omniture’s carrying value of deferred revenue by $39.7 million to $87.4 million, which represents our estimate of the fair value of the contractual obligations assumed based on a preliminary valuation.

    Identifiable intangible assets—Existing technology acquired primarily consists of Omniture’s SiteCatalyst Web analytics, Omniture Test & Target, and HBX subscription service offerings and also consists of Omniture SiteSearch, Omniture Merchandising and Omniture Insight products and subscription services.  The preliminary estimated fair value of the existing technology was determined based on the present value of the expected cash flows to be generated by each existing technology.  Customer relationships consist of Omniture’s contractual relationships and customer loyalty related to their enterprise and mid-market customers as well as partner customers that resell Omniture’s services to end users. Contract backlog relates to subscription contracts and professional services. We will amortize the fair value of the contract backlog based on the pattern in  which the economic benefits will be consumed.  Trademarks include the Omniture trade name as well

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as SiteCatalyst, Omniture SearchCenter, Omniture Discover, Omniture Genesis, and HBX product names. Non-compete agreements include agreements with key Omniture employees that preclude them from competing against Omniture for a period of two years.  With the exception of contract backlog, we expect to amortize the fair value of these intangible assets on a straight-line basis over their respective estimated useful lives.

    In-process research and development—In-process research and development (“IPR&D”) was expensed to amortization of purchased intangibles and incomplete technology in our Consolidated Statements of Income upon acquisition as it represents incomplete Omniture research and development projects that had not reached technological feasibility and had no alternative future use as of the date of the acquisition. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The estimated fair value of $4.6 million was determined by estimating the net cash flows expected to be generated from the project and discounting the net cash flows to their present value.

    Goodwill—Approximately $1.3 billion has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, acquiring a talented workforce, and cost savings opportunities. The preliminary goodwill recorded in connection with Omniture has been allocated to the Omniture and Creative Solutions reportable segments of $1.1 billion and $0.2 billion, respectively, based on expected revenue and cost synergies to be gained as a result of the acquisition.

    Restructuring—$10.9 million in restructuring related primarily to costs for severance and associated benefits, outplacement services, and cost of redundant facilities. See Note 11 for further details of the amounts accrued during 2009.

    Taxes—As part of our accounting for the Omniture acquisition, a portion of the overall purchase price was allocated to goodwill and acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Thus, approximately $174.4 million, included in the net tangible assets, was established as a deferred tax liability for the future amortization of the intangible assets.

    Any impairment charges made in the future associated with goodwill will not be tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded.

Pro Forma Results

    The financial information in the table below summarizes the combined results of operations of Adobe and Omniture, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on November 29, 2008 and December 1, 2007 or of results that may occur in the future.

    The following pro forma financial information for fiscal 2009 and 2008 combines the historical results for Adobe for the years ended November 27, 2009 and November 28, 2008 and the historical results of Omniture for the period January 1, 2009 through October 23, 2009  and the year ended December 31, 2008 (in thousands):

	2009	2008
Net revenues	$3,168,731	$3,835,799
Net income	$308,904	$742,749
Basic net income per share	$0.59	$1.38
Shares used in computing basic net income per share	524,470	539,373
Diluted net income per share	$0.58	$1.35
Shares used in computing diluted net income per share	531,293	549,883

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    In addition to the acquisition of Omniture, we acquired one other company during fiscal 2009 for cash consideration of approximately $35.3 million. The impact of this acquisition was not material to our consolidated balance sheets and results of operations.

Fiscal 2008 Acquisition

During fiscal 2008, we completed one business combination for cash consideration of approximately $4.3 million. This acquisition was not material to our consolidated balance sheets and results of operations.

Fiscal 2007 Acquisitions

During fiscal 2007, we completed two business combinations and one asset acquisition for cash consideration of $77.0 million. Both individually and in the aggregate, these acquisitions were not material to our consolidated balance sheets and results of operations. See Note 7 for information regarding goodwill and purchased and other intangibles.

NOTE 3.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. We classify all of our cash equivalents and short-term investments as “available-for-sale.” These investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Consolidated Balance Sheets. Gains are recognized when realized in our Consolidated Statements of Income. Losses are recognized as realized. When we have determined that an other-than-temporary decline in fair value has occurred the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method.

Cash, cash equivalents and short-term investments consisted of the following as of November 27, 2009 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$75,110	$—	$—	$75,110
Cash equivalents:
Money market mutual funds	884,240	—	—	884,240
Bank deposits	40,137	—	—	40,137
Total cash equivalents	924,377	—	—	924,377
Total cash and cash equivalents	999,487	—	—	999,487
Short-term investments:
United States treasury notes	373,180	3,199	(1)	376,378
United States government agency bonds	59,447	273	—	59,720
Government guaranteed bonds	221,730	3,409	(1)	225,138
Corporate bonds	185,735	4,702	—	190,437
Obligations of foreign governments	23,022	397	—	23,419
Bonds of multi-lateral government agencies	24,598	269	—	24,867
Subtotal	887,712	12,249	(2)	899,959
Other marketable equity securities	2,527	2,500	—	5,027
Total short-term investments	890,239	14,749	(2)	904,986
Total cash, cash equivalents and short-term investments	$1,889,726	$14,749	$(2)	$1,904,473

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments consisted of the following as of November 28, 2008 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$117,681	$—	$—	$117,681
Cash equivalents:
Money market mutual funds	682,148	—	—	682,148
Bank deposits	40,594	—	—	40,594
United States treasury notes	35,992	7	—	35,999
Corporate bonds	10,028	—	—	10,028
Total cash equivalents	768,762	7	—	768,769
Total cash and cash equivalents	886,443	7	—	886,450
Short-term investments:
United States treasury notes	863,772	14,384	(1)	878,155
Corporate bonds	109,415	219	(997)	108,637
Obligations of foreign governments	115,316	811	(33)	116,094
Bonds of multi-lateral government agencies	26,559	260	—	26,819
Subtotal	1,115,062	15,674	(1,031)	1,129,705
Other marketable equity securities	2,773	274	—	3,047
Total short-term investments	1,117,835	15,948	(1,031)	1,132,752
Total cash, cash equivalents and short-term investments	$2,004,278	$15,955	$(1,031)	$2,019,202
See Note 4 for further information regarding the fair value of our financial instruments.

    The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at November 27, 2009 (in thousands):

	Less Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
United States treasury notes and agency bonds	$11,179	$(1)	$11,179	$(1)
Government guaranteed bonds	5,041	(1)	5,041	(1)
Total	$16,220	$(2)	$16,220	$(2)

As of November 27, 2009, there were no securities in a continuous unrealized loss position for more than twelve months. There were 4 securities that were in an unrealized loss position at November 27, 2009.

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

As of November 28, 2008, there were no securities in a continuous unrealized loss position for more than twelve months. There were 33 securities that were in an unrealized loss position at November 28, 2008.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the cost and estimated fair value of debt securities classified as short-term investments based on stated maturities as of November 27, 2009 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$385,828	$387,572
Due within two years	246,169	249,882
Due within three years	214,108	218,621
Due after three years	41,607	43,884
Total	$887,712	$899,959

We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Consolidated Statements of Income. As of November 27, 2009, we do not consider any of our investments to be other-than-temporarily impaired.

NOTE 4. FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs at November 27, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Current assets:
Money market funds and overnight deposits(1)	$924,378	$924,378	$—	$—
Fixed income available-for-sale securities(2)	899,960	—	899,960	—
Available-for-sale equity securities(3)	5,026	5,026	—	—
Total current assets	1,829,364	929,404	899,960	—
Non-current assets:
Investments of limited partnership(4)	37,121	—	—	37,121
Foreign currency derivatives(5)	4,307	—	4,307	—
Deferred compensation plan assets(4):
Money market funds	717	717	—	—
Equity and fixed income mutual funds	8,328	—	8,328	—
Subtotal for deferred compensation plan assets	9,045	717	8,328	—
Total non-current assets	50,473	717	12,635	37,121
Total assets	$1,879,837	$930,121	$912,595	$37,121
Liabilities:
Foreign currency derivatives(6)	$1,589	$—	$1,589	$—
Total liabilities	$1,589	$—	$1,589	$—

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The fair value of these financial assets and liabilities was determined using the following inputs at November 28, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Current assets:
Money market funds and overnight deposits(1)	$722,742	$722,742	$—	$—
Fixed income available-for-sale securities(2)	1,175,732	—	1,175,732	—
Available-for-sale equity securities(3)	3,047	3,047	—	—
Total current assets	1,901,521	725,789	1,175,732	—
Non-current assets:
Investments of limited partnership(4)	39,004	251	—	38,753
Foreign currency derivatives(5)	49,848	—	49,848	—
Deferred compensation plan assets(4):
Money market funds	704	704	—	—
Equity and fixed income mutual funds	6,856	—	6,856	—
Subtotal for deferred compensation plan assets	7,560	704	6,856	—
Total non-current assets	96,412	955	56,704	38,753
Total assets	$1,997,933	$726,744	$1,232,436	$38,753
Liabilities:
Foreign currency derivatives(6)	$1,739	$—	$1,739	$—
Total liabilities	$1,739	$—	$1,739	$—
_________________________________________

(1)	Included in cash and cash equivalents on our Consolidated Balance Sheets.

(2)	Included in either cash and cash equivalents or short-term investments on our Consolidated Balance Sheets.

(3)	Included in short-term investments on our Consolidated Balance Sheets.

(4)	Included in other assets on our Consolidated Balance Sheets.

(5)	Included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

(6)	Included in accrued expenses on our Consolidated Balance Sheets.

See Note 3 for further information regarding the fair value of our financial instruments.

Fixed income available-for-sale securities include U.S. treasury securities, Agency or U.S. government guaranteed securities (70% of total), corporate bonds (21% of total), obligations of foreign governments and their agencies (6% of total), and obligations of multi-lateral government agencies (3% of total) at November 27, 2009 and U.S. treasury securities, Agency or U.S. government guaranteed securities (78% of total), corporate bonds (10% of total), obligations of foreign governments and their agencies (10% of total), and obligations of multi-lateral government agencies (2% of total) at November 28, 2008. These are all high quality, investment grade securities with a minimum credit rating of A- and a weighted average credit rating better than AA+. We value these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, we classify all of our fixed income available-for-sale securities as having Level 2 inputs. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The investments of limited partnership relate to our interest in Adobe Ventures IV L.P. (“Adobe Ventures”), which are consolidated in our Consolidated Financial Statements. The Level 1 investments of limited partnership relate to investments in publicly-traded companies and the Level 3 investments consist of investments in privately-held companies. These investments are remeasured at fair value each period with any gains or losses recognized in investment gains (losses), net in our Consolidated Statements of Income. We estimated fair value of the Level 3 investments by considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

A reconciliation of the beginning and ending balances for investments of limited partnership using significant unobservable inputs (Level 3) as of November 27, 2009 and November 28, 2008 was as follows (in thousands):

Balance as of November 30, 2007	$30,647
Purchases and sales of investments, net	363
Unrealized net investment gains included in earnings	7,743
Balance as of November 28, 2008	38,753
Purchases and sales of investments, net	1,921
Unrealized net investment losses included in earnings	(3,553)
Balance as of November 27, 2009	$37,121

We also have direct investments in privately-held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment.  If we determine that an other-than-temporary impairment has occurred, we write-down the investment to its fair value. We estimated fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During fiscal 2009, we determined that certain of our cost method investments were other-than-temporarily impaired which resulted in a charge of $13.9 million, included in investment gains (losses), net in our Consolidated Statements of Income.  The fair value of cost method investments that were impaired was estimated using Level 3 inputs.

See Note 8 for further information regarding our limited partnership interest in Adobe Ventures and our cost method investments.

NOTE 5. FINANCIAL INSTRUMENTS

Hedge Accounting

We recognize derivative instruments and hedging activities as either assets or liabilities in our Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

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

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue.  In the event the underlying forecasted  transaction does not occur, or it becomes probable

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net in our Consolidated Statements of Income at that time. For fiscal 2009, 2008 and 2007 there were no such gains or losses recognized in interest and other income, net relating to hedges of forecasted transactions that did not occur.

We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedging instruments in interest and other income, net on our Consolidated Statements of Income. The net gain (loss) recognized in interest and other income, net for cash flow hedges due to hedge ineffectiveness was insignificant for fiscal 2009, 2008 and 2007. The time value of purchased derivative instruments is recorded in interest and other income, net in our Consolidated Statements of Income.

The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Consolidated Statements of Income for fiscal 2009 was as follows (in thousands):

	2009
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$(14,618)	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$27,138	$—
Net gain (loss) recognized in income(3)	$(18,027)	$—

Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$(14,407)
_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income, net.

(4)	Classified in interest and other income, net.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

We also hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded to interest and other income, net in our Consolidated Statements of Income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of November 27, 2009, total notional amounts of outstanding contracts were $154.9 million which included the notional equivalent of $87.6 million in Euro, $22.9 million in Yen and $44.4 million in other foreign currencies. At November 27, 2009, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of derivative instruments in our Consolidated Balance Sheets as of November 27, 2009 were as follows (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange option contracts(*)	Prepaid expense and other current assets	$4,175	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other current assets	132	Accrued expenses	1,589
Total derivatives		$4,307		$1,589
_________________________________________
(*)        Hedging effectiveness expected to be recognized to income within the next twelve months.

    Net gains (losses) recognized in interest and other income, net relating to balance sheet hedging for fiscal 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	$25,384	$(7,738)	$13,388
Net unrealized (loss) gain recognized in other income related to instruments outstanding	(6,390)	5,223	(4,035)
	18,994	(2,515)	9,353
(Loss) gain on hedges of foreign currency assets and liabilities:
Net realized loss recognized in other income	(11,872)	(3,255)	(8,394)
Net unrealized (loss) gain recognized in other income	(2,535)	3,920	1,887
	(14,407)	665	(6,507)
Net gain (loss) recognized in other income	$4,587	$(1,850)	$2,846

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate fair value of derivative instruments in net asset positions as of November 27, 2009 was $4.3 million. This amount represents the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $1.6 million of liabilities included in master netting arrangements with those same counterparties.

Credit risk in receivables is limited to OEMs, dealers and distributors of hardware and software products to the retail market, and to customers to whom we license software directly. A credit review is completed for our new distributors, dealers and OEMs. We also perform ongoing credit evaluations of our customers’ financial condition and require letters of credit or other guarantees, whenever deemed necessary. The credit limit given to the customer is based on our risk assessment of their ability to pay, country risk and other factors and is not contingent on the resale of the product or on the collection of payments from their customers. We also purchase credit insurance to mitigate credit risk in some foreign markets where we believe it is warranted. If we license our software to a customer where we have a reason to believe the customer’s ability to pay is not probable, due to country risk or credit risk, we will not recognize the revenue. We will revert to recognizing the revenue on a cash basis, assuming all other criteria for revenue recognition has been met. See Note 20 for information regarding our significant customers.

We derive a significant portion of our OEM PostScript and Other licensing revenue from a small number of OEMs. Our OEMs on occasion seek to renegotiate their royalty arrangements. We evaluate these requests on a case-by-case basis. If an agreement is not reached, a customer may decide to pursue other options, which could result in lower licensing revenue for us.

NOTE 6.   PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following as of November 27, 2009 and November 28, 2008 (in thousands):

	2009	2008
Computers and equipment	$409,595	$331,235
Furniture and fixtures	62,786	56,253
Capital projects in-progress	19,931	7,273
Leasehold improvements	152,200	133,571
Land	86,493	74,835
Buildings	99,845	62,464
Total	830,850	665,631
Less accumulated depreciation and amortization.	(442,718)	(352,594)
Property and equipment, net.	$388,132	$313,037

Depreciation and amortization expense of property and equipment for fiscal 2009, 2008 and 2007 was $95.9 million, $83.3 million and $73.2 million, respectively.

NOTE 7.   GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Goodwill by reportable segment, as of November 27, 2009 was as follows (in thousands):

	2008	Acquisitions	Other(*)	2009
Creative Solutions	$956,011	$253,463	$1,126	$1,210,600
Knowledge Worker	408,318	—	2,255	410,573
Enterprise	298,039	—	(4,310)	293,729
Platform	265,518	—	(398)	265,120
Print and Publishing	206,844	—	(311)	206,533
Omniture	—	1,108,034	—	1,108,034
Goodwill	$2,134,730	$1,361,497	$(1,638)	$3,494,589
_________________________________________

(*)
Includes net reductions in goodwill of $5.2 million for tax related obligations associated with our acquisitions of Macromedia and Accelio in addition to a facility lease obligation adjustment of $1.7 million related to Macromedia, offset in part by foreign currency translation adjustments and other individually insignificant tax items.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    See Note 2 for further information regarding our acquisitions.

    Purchased and other intangible assets, net by reportable segment as of November 27, 2009 and November 28, 2008 were as follows (in thousands):

	2009	2008
Creative Solutions	$124,178	$107,526
Knowledge Worker	23,041	48,851
Enterprise	6,588	13,146
Platform	9,159	26,248
Print and Publishing	6,218	19,189
Omniture	358,204	—
Purchased and other intangible assets, net	$527,388	$214,960

    Purchased and other intangible assets subject to amortization as of November 27, 2009 were as follows (in thousands):

	Cost	Accumulated Amortization	Net
Purchased technology	$586,952	$(387,731)	$199,221
Localization	$20,284	$(15,222)	$5,062
Trademarks	172,030	(104,953)	67,077
Customer contracts and relationships	363,922	(159,450)	204,472
Other intangibles	54,535	(2,979)	51,556
Total other intangible assets	$610,771	$(282,604)	$328,167
Purchased and other intangible assets	$1,197,723	$(670,335)	$527,388

Purchased and other intangible assets subject to amortization as of November 28, 2008 were as follows (in thousands):

	Cost	Accumulated Amortization	Net
Purchased technology	$411,408	$(338,608)	$72,800
Localization	$23,751	$(6,156)	$17,595
Trademarks	130,925	(78,181)	52,744
Customer contracts and relationships	198,891	(127,520)	71,371
Other intangibles	800	(350)	450
Total other intangible assets	$354,367	$(212,207)	$142,160
Purchased and other intangible assets	$765,775	$(550,815)	$214,960

Amortization expense related to purchased and other intangible assets was $151.3 million, $184.4 million and $216.3 million for fiscal 2009, 2008 and 2007, respectively. Of these amounts, for fiscal 2009, 2008 and 2007, $88.3 million, $116.1 million and $145.4 million, respectively, was included in cost of sales.

Purchased and other intangible assets are amortized over their estimated useful lives of 1 to 13 years. As of November 27, 2009, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
2010	$35,830	$100,403
2011	32,446	58,494
2012	30,840	22,068
2013	26,867	21,447
2014	25,110	21,046
Thereafter	48,128	104,709
Total expected amortization expense	$199,221	$328,167

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8.   OTHER ASSETS

Other assets as of November 27, 2009 and November 28, 2008 consisted of the following (in thousands):

	2009	2008
Acquired rights to use technology	$84,313	$90,643
Investments	63,526	76,589
Security and other deposits	11,692	16,087
Prepaid royalties	12,059	9,026
Deferred compensation plan assets	9,045	7,560
Restricted cash	4,650	7,361
Prepaid land lease	3,209	3,185
Prepaid rent	1,377	2,658
Other	1,394	3,420
Other assets	$191,265	$216,529

Acquired rights to use technology purchased during fiscal 2009 and fiscal 2008 was $6.0 million and $100.4 million, respectively. Of the cost for fiscal 2008, an estimated $56.4 million was related to future licensing rights and has been capitalized and is being amortized on a straight-line basis over the estimated useful lives up to fifteen years. Of the remaining costs for fiscal 2008, we estimated that $27.2 million was related to historical use of licensing rights which was expensed as cost of sales and the residual of $16.8 million for fiscal 2008 was expensed as general and administrative costs. In connection with these licensing arrangements, we have the ability to acquire additional rights to use technology in the future.  See Note 17 for further information regarding our contractual commitments.

In general, acquired rights to use technology are amortized over their estimated useful lives of 3 to 15 years.

Included in investments are our indirect investments through our limited partnership interest in Adobe Ventures of approximately $37.1 million and $39.0 million as of November 27, 2009 and November 28, 2008, respectively, which is consolidated in accordance with the provisions for consolidating variable interest entities. The partnership is controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. We are the primary beneficiary of Adobe Ventures and bear virtually all of the risks and rewards related to our ownership. Our investment in Adobe Ventures does not have a significant impact on our consolidated financial position, results of operations or cash flows.

Adobe Ventures carries its investments in equity securities at estimated fair value and investment gains and losses are included in our Consolidated Statements of Income. Substantially all of the investments held by Adobe Ventures at November 27, 2009 and November 28, 2008 are not publicly traded and, therefore, there is no established market for these securities. In order to determine the fair value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates of current market value made by Granite Ventures. It is our policy to evaluate the fair value of these investments held by Adobe Ventures, as well as our direct investments, on a regular basis. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings and revenue outlook, operational performance, management and ownership changes and competition. In the case of privately-held companies, this evaluation is based on information that we request from these companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. See Note 4 for further information regarding Adobe Ventures.

Also included in investments are our direct investments in privately-held companies of approximately $26.4 million and $37.6 million as of November 27, 2009 and November 28, 2008, respectively, which are accounted for based on the cost method.  We assess these investments for impairment in value as circumstances dictate. See Note 4 for further information regarding our cost method investments.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other assets include the fair value, at inception, of the residual value guarantee associated with our leases on the buildings we occupy as part of our corporate headquarters. The lease agreements for our corporate headquarters provide for residual value guarantees. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance is being amortized to the Consolidated Statements of Income over the life of the leases. As of November 27, 2009 and November 28, 2008, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $1.3 million and $2.6 million, respectively.

NOTE 9.   ACCRUED EXPENSES

Accrued expenses as of November 27, 2009 and November 28, 2008 consisted of the following (in thousands):

	2009	2008
Accrued compensation and benefits	$164,352	$177,760
Taxes payable	11,879	21,760
Sales and marketing allowances	32,774	28,127
Other	210,641	172,322
Accrued expenses	$419,646	$399,969

Other primarily includes general corporate accruals for corporate marketing programs, local and regional expenses, and technical support. Other is also comprised of deferred rent related to office locations with rent escalations, accrued royalties, foreign currency derivatives and accrued interest on the credit facility.

NOTE 10.   INCOME TAXES

Income before income taxes includes income from foreign operations of $422.4 million, $740.3 million and $453.2 million for fiscal 2009, 2008 and 2007, respectively.

The provision for income taxes for fiscal 2009, 2008 and 2007 consisted of the following (in thousands):

	2009	2008	2007(*)
Current:
United States federal	$152,840	$24,179	$36,614
Foreign	36,794	27,680	55,536
State and local	25,427	6,972	4,100
Total current	215,061	58,831	96,250
Deferred:
United States federal	50,376	41,678	50,640
Foreign	559	(9,693)	(13,480)
State and local	4,635	25,518	23,007
Total deferred	55,570	57,503	60,167
Tax expense attributable to employee stock plans	44,381	90,360	66,966
Provision for income taxes	$315,012	$206,694	$223,383
_________________________________________

(*)	Certain employee stock plan benefits in fiscal 2007 associated with the acquisition of Macromedia reduced goodwill. See Note 7 for further information regarding our goodwill.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total income tax expense differs from the expected tax expense (computed by multiplying the U.S. federal statutory rate of 35% by income before income taxes) as a result of the following (in thousands):

	2009	2008	2007
Computed “expected” tax expense	$245,532	$377,478	$331,516
State tax expense, net of federal benefit	7,799	12,700	8,938
Tax-exempt income	—	(342)	(11,123)
Tax credits	(14,127)	(12,873)	(23,341)
Differences between statutory rate and foreign effective tax rate	(91,262)	(132,470)	(84,740)
Change in deferred tax asset valuation allowance	2,759	(1,105)	1,694
Stock-based compensation (net of tax deduction)	6,085	5,457	2,587
Resolution of U.S. income tax exam for fiscal 2001 - 2004 years	—	(20,712)	—
Foreign tax refund for fiscal 2000 - 2002	—	(16,351)	—
Domestic manufacturing deduction benefit	(7,525)	(6,300)	(4,419)
Tax charge for licensing Omniture’s technology to foreign subsidiaries	161,701	—	—
Other, net	4,050	1,212	2,271
Provision for income taxes	$315,012	$206,694	$223,383

Deferred Tax Assets and Liabilities

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of November 28, 2008 and November 27, 2009 are presented below (in thousands):

	2009	2008
Deferred tax assets:
Acquired technology	$937	$4,497
Reserves and accruals	68,472	71,174
Deferred revenue	17,441	46,200
Unrealized losses on investments	15,263	10,350
Stock-based compensation	56,541	50,329
Net operating loss of acquired companies	56,138	7,621
Credits	12,205	19,130
Capitalized expenses	5,701	5,688
Other	11,603	3,538
Total gross deferred tax assets	244,301	218,527
Deferred tax asset valuation allowance	(4,283)	(1,524)
Total deferred tax assets	240,018	217,003
Deferred tax liabilities:
Depreciation and amortization	(11,975)	(3,113)
Undistributed earnings of foreign subsidiaries	(210,619)	(167,760)
Acquired intangible assets	(192,493)	(52,745)
Total deferred tax liabilities	(415,087)	(223,618)
Net deferred tax (liabilities) assets	$(175,069)	$(6,615)

The deferred tax assets and liabilities for fiscal 2009 and fiscal 2008 include amounts related to various acquisitions.  The total change in deferred tax assets and liabilities in fiscal 2009 includes changes that are recorded to other comprehensive income, additional paid-in capital, goodwill and retained earnings.

We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.  As of November 27, 2009, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $1.5 billion. The unrecognized deferred tax liability for these earnings is approximately $420.9 million.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of November 27, 2009, we have net operating loss carryforward assets of approximately $135.0 million for federal, $56.2 million for state and $1.6 million related to foreign net operating losses. We also have federal and state tax credit carryforwards of approximately $2.9 million and $13.8 million, respectively. The net operating loss carryforward assets, federal tax credits and foreign tax credits will expire in various years from fiscal 2014 through 2029. The state tax credit carryforwards can be carried forward indefinitely.  The net operating loss carryforward assets and certain credits are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.

In addition, we have been tracking certain deferred tax attributes of $82.8 million which have not been recorded in the financial statements pursuant to accounting standards related to stock-based compensation. These amounts are no longer included in our gross or net deferred tax assets. Pursuant to these standards, the benefit of these deferred tax assets will be recorded to equity when they reduce taxes payable.

A valuation allowance has been established for certain deferred tax assets related to the impairment of investments. At the end of fiscal 2009, our valuation allowance was $4.3 million.

Accounting for Uncertainty in Income Taxes

On December 1, 2007, we adopted new standards related to how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in the financial statements. These standards also specify how liabilities for uncertain tax positions should be classified on the balance sheet. The adoption of these standards resulted in an increase of $3.9 million to both assets and unrecognized tax benefits in our Consolidated Balance Sheets as of the beginning of fiscal 2008. Upon adoption, the gross liability for unrecognized tax benefits at December 1, 2007 was $218.4 million, exclusive of interest and penalties.

Prior to the adoption of this new accounting standard, we presented our estimated liability for unrecognized tax benefits as a current liability. These new standards require liabilities for unrecognized tax benefits to be classified based on whether a payment is expected to be made within the next 12 months. That is, amounts expected to be paid within the next 12 months are to be classified as a current liability and all other amounts are to be classified as a non-current liability. As a result of adopting these standards, we reclassified $197.7 million from current income taxes payable to long-term income taxes payable, including accrued interest in our Consolidated Balance Sheets.

Prior to the adoption of this new accounting standard, we presented our estimated state, local and interest liabilities net of the estimated benefit we expect to receive from deducting such payments on future tax returns (i.e., on a “net” basis). These standards require this estimated benefit to be classified as a deferred tax asset instead of a reduction of the overall liability (i.e., on a “gross” basis). Accordingly, we recognized additional deferred income tax assets of $3.9 million to present the unrecognized tax benefits as gross amounts in our Consolidated Balance Sheets.

We classify interest and penalties on unrecognized tax benefits as income tax expense. As of December 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $42.8 million.

During fiscal 2009 and 2008, our aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

	2009	2008
Beginning balance	$139,549	$201,808
Gross increases in unrecognized tax benefits – prior year tax positions	43,173	14,009
Gross increases in unrecognized tax benefits – current year tax positions	42,422	11,350
Settlements with taxing authorities	(429)	(81,213)
Lapse of statute of limitations	(12,585)	(3,512)
Foreign exchange gains and losses	5,910	(2,893)
Ending balance	$218,040	$139,549

As of November 27, 2009, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $16.6 million.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. We are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities. Our major tax jurisdictions are the U.S., Ireland and California. For California, Ireland and the U.S., the earliest fiscal years open for examination are 2001, 2004 and 2005, respectively. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examination. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that before the end of fiscal 2010, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits equal to $0 to approximately $10 million.  These amounts would decrease income tax expense under current GAAP related to income taxes and as a result of our adoption of new accounting standards related to business combinations in fiscal 2010 (see Note 1).  Under the new guidance related to business combinations, adjustments to acquired income tax liabilities (including adjustments for acquisitions completed prior to the effective date) that are recorded subsequent to the acquisition date will be recognized in income from continuing operations, with certain exceptions, if such changes occur after the measurement period.

NOTE 11.  RESTRUCTURING

2009 Restructuring Plan Charges

On November 10, 2009, we initiated a restructuring plan to appropriately align our costs in connection with our fiscal 2010 operating plan impacting up to approximately 630 full-time positions worldwide. In connection with this restructuring plan, in the fourth quarter of fiscal 2009, we recorded restructuring charges of approximately $25.5 million related to ongoing termination benefits for the elimination of approximately 340 of these full-time positions worldwide. As of November 27, 2009, approximately $2.5 million was paid. The remaining accrual associated with these ongoing termination benefits is expected to be paid during fiscal 2010. The restructuring activities related to this program affect only those employees that were associated with Adobe prior to the acquisition of Omniture, Inc. on October 23, 2009.

Beginning in the first quarter of fiscal 2010, we expect to incur up to approximately $18 million related to the consolidation of leased facilities.

The following table sets forth a summary of Adobe restructuring activities during fiscal 2009 (in thousands):

	November 28, 2008	Costs Incurred	Cash Payments	Other Adjustments	November 27, 2009
Termination benefits	$—	$25,521	$(2,537)	$—	$22,984

Accrued restructuring charges of approximately $23.0 million at November 27, 2009 is recorded in accrued restructuring, current in our Consolidated Balance Sheets.

Omniture Restructuring Charges

    We completed our acquisition of Omniture on October 23, 2009.  In the fourth quarter of fiscal 2009, we initiated a plan to restructure the pre-merger operations of Omniture to eliminate certain duplicative activities, focus our resources on future growth opportunities and reduce our cost structure. In connection with this restructuring plan, we accrued a total of approximately $10.6 million in costs related to termination benefits for the elimination of approximately 100 regular positions and for the closure of duplicative facilities. We also accrued approximately $0.2 million in costs related to the cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Omniture. Restructuring charges related to the Omniture acquisition were recorded as a part of the purchase price allocation, as discussed in Note 2 and have been accrued for as of November 27, 2009.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth a summary of preliminary restructuring activities during fiscal 2009 (in thousands):

	November 28, 2008	Costs Recorded	Cash Payments	Other Adjustments	November 27, 2009
Termination benefits	$—	$6,704	$—	$8	$6,712
Cost of closing redundant facilities	—	3,914	—	19	3,933
Contract termination	—	242	—	—	242
Total	$—	$10,860	$—	$27	$10,887

Accrued restructuring charges of approximately $10.9 million at November 27, 2009 include $8.6 million recorded in accrued restructuring, current and $2.3 million related to long-term facilities obligations recorded in accrued restructuring, non-current in our Consolidated Balance Sheets. We expect to pay accrued termination benefits during fiscal 2010. We expect to pay facilities-related liabilities through fiscal 2013. Included in the other adjustments column are foreign currency translation adjustments.

Additionally, approximately $1.5 million of restructuring costs related to facilities were included in the liabilities assumed by us upon acquisition of Omniture on October 23, 2009 for which subsequent payments of $0.1 million were made during the fourth quarter of fiscal 2009. Restructuring costs related to these facilities were approximately $1.4 million at November 27, 2009 with $1.2 million recorded in accrued restructuring, current and $0.2 million related to long-term facilities obligations recorded in accrued restructuring, non-current in our Consolidated Balance Sheets. We expect to pay these facilities-related liabilities through fiscal 2013.

2008 Restructuring Plan Charges

In the fourth quarter of fiscal 2008, we initiated a restructuring program, consisting of reductions in workforce of approximately 560 full-time positions globally and the consolidation of facilities, in order to reduce our operating costs and focus our resources on key strategic priorities. In connection with this restructuring program, we recorded restructuring charges in the fourth quarter of fiscal 2008 totaling $29.2 million related to ongoing termination benefits for the elimination of approximately 460 of the 560 full-time positions globally. As of November 28, 2008, $0.4 million was paid.

During fiscal 2009, we continued to implement restructuring activities under this program. We vacated approximately 89,000 square feet of research and development and sales facilities in the U.S., the United Kingdom and Canada. We accrued $8.5 million for the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate, estimated at approximately 6% as of the date we ceased to use the leased properties. This amount is net of the fair value of future estimated sublease income of approximately $4.4 million. We also recorded additional charges of $6.7 million for termination benefits for the elimination of substantially all of the remaining 100 full-time positions expected to be terminated.

The following table sets forth a summary of Adobe restructuring activities during fiscal 2009 (in thousands):

	November 28, 2008	Costs Incurred	Cash Payments	Other Adjustments	November 27, 2009
Termination benefits	$28,759	$6,722	$(34,191)	$(233)	$1,057
Cost of closing redundant facilities	—	8,514	(5,380)	248	3,382
Total	$28,759	$15,236	$(39,571)	$15	$4,439

Accrued restructuring charges of approximately $4.4 million at November 27, 2009 include $1.9 million recorded in accrued restructuring, current and $2.5 million related to long-term facilities obligations recorded in accrued restructuring, non-current in our Consolidated Balance Sheets. Total costs incurred to date and expected to be incurred for closing redundant facilities are $44.5 million and $44.7 million, respectively. We have substantially paid all of the accrued termination benefits during fiscal 2009. We expect to pay facilities-related liabilities through fiscal 2013.

Included in the other adjustments column are foreign currency translation adjustments of $0.6 million and small changes to previous estimates.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table sets forth a summary of Macromedia restructuring activities during fiscal 2009 (in thousands):

	November 28, 2008	Cash Payments	Other Adjustments	November 27, 2009
Cost of closing redundant facilities	$12,168	$(6,675)	$(487)	$5,006
Other	977	(889)	(80)	8
Total	$13,145	$(7,564)	$(567)	$5,014

Accrued restructuring charges of approximately $5.0 million at November 27, 2009 related to facilities obligations include $3.1 million recorded in accrued restructuring, current and $1.9 million recorded in accrued restructuring, non-current in our Consolidated Balance Sheets. We expect to pay these liabilities through fiscal 2012.

Included in the other adjustments column is a change to previous estimates of $0.6 million offset in part by small foreign currency translation adjustments. Included in the change in previous estimates of $0.6 million is an adjustment of $1.7 million associated with an accrual for a leased facility that was included in the purchase price of Macromedia as an assumed liability. During the third quarter of fiscal 2009, adjustments were made to the liability for this lease facility that were recorded as a reduction to Macromedia goodwill. Accordingly, during fiscal 2009, $1.1 million represents adjustments recorded as an increase to restructuring charges.

The following table sets forth a summary of Macromedia restructuring activities during fiscal 2008 (in thousands):

	November 30, 2007	Cash Payments	Other Adjustments	November 28, 2008
Cost of closing redundant facilities	$16,283	$(7,187)	$3,072	$12,168
Other	1,435	(147)	(311)	977
Total	$17,718	$(7,334)	$2,761	$13,145

Accrued restructuring charges of $13.1 million at November 28, 2008 includes $6.9 million recorded in accrued restructuring, current and $6.2 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in our Consolidated Balance Sheets. Included in the other adjustments column is a change to previous estimates, recorded as a current period expense, associated with closing redundant facilities as a result of the Macromedia acquisition as well as the net effect of foreign currency changes.

NOTE 12.   BENEFIT PLANS

Retirement Savings Plan

In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a retirement savings plan covering substantially all of our U.S. employees, now referred to as the Adobe 401(k) Retirement Savings Plan. Under the plan, eligible employees may contribute up to 65% of their pretax or after-tax salary, subject to the Internal Revenue Service annual contribution limits. In fiscal 2009, we matched 50% of the first 6% of the employee’s eligible compensation. We contributed $15.1 million, $16.6 million and $14.5 million in fiscal 2009, 2008 and 2007, respectively. We can terminate matching contributions at our discretion.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Profit Sharing Plan

We have a profit sharing plan that provides for profit sharing payments to all eligible employees following each quarter in which we achieve at least 75% of our budgeted earnings for the quarter for fiscal 2009 and 80% of our budgeted earnings for the quarter for fiscal years 2008 and 2007. The plan, as well as the annual operating budget on which the plan is based, is approved by our Board of Directors. We contributed $13.3 million, $73.8 million and $67.6 million to the plan in fiscal 2009, 2008 and 2007, respectively. The profit sharing plan has been discontinued effective for fiscal 2010.

Deferred Compensation Plan

On September 21, 2006, the Board of Directors approved the Adobe Systems Incorporated Deferred Compensation Plan, effective December 2, 2006 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is an unfunded, non-qualified, deferred compensation arrangement under which certain executives and members of the Board of Directors are able to defer a portion of their annual compensation. Participants may elect to contribute up to 75% of their base salary and 100% of other specified compensation, including commissions, bonuses, performance-based and time-based restricted stock units, and directors’ fees. Participants are able to elect the payment of benefits to begin on a specified date at least three years after the end of the plan year in which the election is made in the form of a lump sum or annual installments over five, ten or fifteen years. Upon termination of a participant’s employment with Adobe, such participant will receive a distribution in the form of a lump sum payment. All distributions will be made in cash, except for deferred performance-based and time-based restricted stock units which will be settled in stock. As of November 27, 2009 and November 28, 2008, the invested amounts under the Deferred Compensation Plan total $9.0 million and $7.6 million, respectively and were recorded as other assets on our Consolidated Balance Sheets. As of November 27, 2009 and November 28, 2008, $9.0 million and $7.6 million, respectively, was recorded as long-term liabilities to recognize undistributed deferred compensation due to employees.

NOTE 13.  STOCK-BASED COMPENSATION

    We have the following stock-based compensation plans and programs:

Stock Option Plans

    Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from the (i) 2003 Equity Incentive Plan, as amended (“2003 Plan”), and the 2005 Equity Incentive Assumption Plan (“2005 Assumption Plan”). These plans are collectively referred to in the following discussion as “the Plans.” Under the Plans, options can be granted to all employees, including executive officers, outside consultants and non-employee directors. The Plans will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued and restrictions on issued shares have lapsed. Option vesting periods are generally four years for all of the Plans. Options granted under the Plans generally expire seven years from the effective date of grant.

    As of November 27, 2009, we had reserved 110.3 million and 4.0 million shares of common stock for issuance under our 2003 Plan and 2005 Assumption Plan, respectively. As of November 27, 2009, we had 42.7 million and 2.9 million shares available for grant under our 2003 Plan and 2005 Assumption Plan, respectively.

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

As of November 27, 2009, we had reserved 76.0 million shares of our common stock for issuance under the ESPP and approximately 12.3 million shares remain available for future issuance.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Plan

We grant restricted stock awards and performance awards to officers and key employees under our Amended 1994 Performance and Restricted Stock Plan (“Restricted Stock Plan”). We can also grant restricted stock units to all eligible employees under the Restricted Stock Plan and the 2003 Plan. Restricted stock awards issued under these plans vest annually over three years. Performance awards and restricted stock units issued under these plans generally vest over four years, the majority of which vest 25% annually; certain other restricted stock units vest 50% on the second anniversary and 25% on each of the third and fourth anniversaries.

As of November 27, 2009, we had reserved 16.0 million shares of our common stock for issuance under the Restricted Stock Plan and approximately 0.3 million shares were available for grant.

Performance Share Programs

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

Issuance of Shares

Upon exercise of stock options, vesting of restricted stock and performance shares, and purchases of shares under the ESPP, we will issue treasury stock. If treasury stock is not available, common stock will be issued. In order to minimize the impact of on-going dilution from exercises of stock options and vesting of restricted stock and performance shares, we instituted a stock repurchase program. See Note 14 for information regarding our stock repurchase programs.

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

The assumptions used to value our option grants were as follows:

Fiscal Years
	2009	2008	2007
Expected term (in years)	3.0 – 4.1	2.3 – 4.7	3.5 – 4.8
Volatility	34 – 57%	32 – 60%	30 – 39%
Risk-free interest rate	1.16 – 2.24%	1.70 – 3.50%	3.60 – 5.10%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

Fiscal Years
	2009	2008	2007
Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	40 – 57%	30 – 36%	30 – 33%
Risk-free interest rate	0.27 – 1.05%	2.12 – 3.29%	4.79 – 5.11%

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

Summary of Stock Options

Option activity under our stock option program for fiscal years 2009, 2008 and 2007 was as follows (shares in thousands):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
December 1, 2006	61,731	$24.19
Granted	10,084	40.36
Exercised	(21,368)	21.18
Cancelled	(2,705)	33.18
November 30, 2007	47,742	$28.47
Granted	5,462	35.08
Exercised	(9,983)	25.45
Cancelled	(2,517)	35.34
November 28, 2008	40,704	$29.67
Granted	5,758	22.90
Exercised	(7,560)	17.15
Cancelled	(3,160)	33.57
Increase due to acquisition	5,509	20.15
November 27, 2009	41,251	$29.45

The weighted average fair values of options granted during fiscal 2009, 2008 and 2007 were $8.39, $10.32 and $12.37, respectively.

The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $91.8 million, $142.4 million and $463.6 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding the stock options outstanding at November 27, 2009, November 28, 2008 and November 30, 2007 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
As of November 27, 2009
Options outstanding	41,251	$29.45	4.33	$295.8
Options vested and expected to vest	39,322	$29.54	4.24	$279.1
Options exercisable	26,677	$29.85	3.54	$181.7

As of November 28, 2008
Options outstanding	40,704	$29.67	4.00	$76.1
Options vested and expected to vest	38,975	$29.36	3.87	$76.1
Options exercisable	28,034	$26.61	3.28	$76.1

As of November 30, 2007
Options outstanding	47,742	$28.47	4.36	$654.2
Options vested and expected to vest	43,067	$27.68	4.19	$623.8
Options exercisable	29,387	$23.77	3.38	$539.8
_________________________________________

(*)
The intrinsic value is calculated as the difference between the market value as of end of the fiscal year and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of November 27, 2009, November 28, 2008 and November 30, 2007 were $35.38, $23.16 and $42.14, respectively.

All stock options granted to current executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors.

Summary of Employee Stock Purchase Plan Shares

The weighted average subscription date fair value of shares under the ESPP during fiscal 2009, 2008 and 2007 were $5.43, $9.56 and $12.03, respectively. Employees purchased 3.2 million shares at an average price of $19.04, 2.4 million shares at an average price of $30.40, and 2.6 million shares at an average price of $25.24, respectively, for fiscal 2009, 2008 and 2007. The intrinsic value of shares purchased during fiscal 2009, 2008 and 2007 was $21.7 million, $25.0 million and $39.8 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Summary of Restricted Stock

Restricted stock award activity for fiscal 2009, 2008 and 2007 was as follows (shares in thousands):

	2009		2008		2007
	Non-vested Shares	Weighted Average Grant Date Fair Value	Non-vested Shares	Weighted Average Grant Date Fair Value	Non-vested Shares	Weighted Average Grant Date Fair Value
Beginning outstanding balance	4	$39.31	21	$36.41	501	$9.17
Awarded	—	—	—	—	5	40.03
Released	(1)	38.22	(15)	34.94	(92)	29.32
Forfeited	—	—	(2)	39.95	(393)	4.77
Ending outstanding balance	3	$40.01	4	$39.31	21	$36.41

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total fair value of restricted stock awards vested during fiscal 2009, 2008 and 2007 was $39.4 thousand, $0.5 million and $0.7 million, respectively.

Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to dividends and voting rights. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.

Restricted stock unit activity for fiscal years 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007
Beginning outstanding balance	4,261	1,701	—
Awarded	6,176	3,177	1,771
Released	(1,162)	(422)	—
Forfeited	(401)	(195)	(70)
Increase due to acquisition	1,559	—	—
Ending outstanding balance	10,433	4,261	1,701

The weighted average grant date fair values of restricted stock units granted during fiscal 2009, 2008 and 2007 were $27.74, $33.55 and $39.67, respectively.The total fair value of restricted stock units vested during fiscal 2009 and 2008 was $27.1 million and $14.4 million, respectively.

Information regarding restricted stock units outstanding at the end of fiscal 2009, 2008 and 2007 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2009
Restricted stock units outstanding	10,433	1.82	$369.1
Restricted stock units vested and expected to vest	8,078	1.63	$285.7

2008
Restricted stock units outstanding	4,261	1.73	$98.7
Restricted stock units vested and expected to vest	3,351	1.52	$77.6

2007
Restricted stock units outstanding	1,701	1.88	$71.7
Restricted stock units vested and expected to vest	1,309	1.65	$55.2
_________________________________________

(*)
The intrinsic value is calculated as the market value as of end of the fiscal year. As reported by the NASDAQ Global Select Market, the market values as of November 27, 2009, November 28, 2008 and November 30, 2007 were $35.38, $23.16 and $42.14, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Performance Shares

The following table sets forth the summary of performance share activity under our 2009 Program for fiscal 2009 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	—	—
Awarded	559	643
Forfeited	(7)	(8)
Ending outstanding balance	552	635

However, the performance metrics under the 2009 program were not achieved and therefore no shares will be awarded under the grants noted above.

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

    The following table sets forth the summary of performance share activity under our 2006 through 2008 programs, based upon share awards actually achieved, for fiscal 2009 and fiscal 2008 (in thousands):

	2009	2008
Beginning outstanding balance	383	—
Achieved	1,022	993
Released	(382)	(480)
Forfeited	(73)	(130)
Ending outstanding balance	950	383

The total fair value of performance awards vested during fiscal 2009 and 2008 was $7.7 million and $16.7 million, respectively.

Information regarding performance shares outstanding at November 27, 2009 and November 28, 2008 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2009
Performance shares outstanding	950	1.05	$33.6
Performance shares vested and expected to vest	818	0.97	$28.8

2008
Performance shares outstanding	383	1.20	$8.9
Performance shares vested and expected to vest	323	1.10	$7.4
_________________________________________

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(*)
The intrinsic value is calculated as the market value as of end of the fiscal year. As reported by the NASDAQ Global Select Market, the market value as of November 27, 2009 and November 28, 2008 was $35.38 and $23.16, respectively.

Grants to Non-Employee Directors

The Directors Plan (and starting in fiscal 2008, the 2003 Plan) provides for the granting of nonqualified stock options to non-employee directors. Prior to fiscal 2009, option grants were limited to 25,000 shares per person in each fiscal year, except for a new non-employee director to whom 50,000 shares were granted upon election as a director. Options granted before November 29, 2008 vest over four years: 25% on the day preceding each of our next four annual meetings and have a ten-year term. Starting in fiscal 2009, the initial equity grant to a new non-employee director is a restricted stock unit award having an aggregate value of $0.5 million as based on the average stock price over the 30 calendar days ending on the day before the date of grant. The initial equity award vests over 2 years, 50% on the day preceding each of our next 2 annual meetings. For the annual equity grant, a non-employee director can elect to receive 100% options, 100% restricted stock units or 50% of each and shall have an aggregate value of $0.2 million as based on the average stock price over the 30 calendar days ending on the day before the date of grant. The target grant value of restricted stock units to stock options will be based on a 3:1 conversion ratio. Annual equity awards granted on or after November 29, 2008 vest 100% on the day preceding the next annual meeting. Options granted on or after November 29, 2008 have a seven-year term. The exercise price of the options that are issued is equal to the fair market value of our common stock on the date of grant.

Options granted to directors for fiscal 2009, 2008 and 2007 are as follows (shares in thousands):

	2009	2008	2007
Options granted to existing directors	175	250	250
Exercise price	$23.28	$37.09	$42.61

Restricted stock units granted to directors for fiscal 2009 are as follows (shares in thousands):

2009
Restricted stock units granted to existing directors	27
Restricted stock units granted to new directors	20

Compensation Costs

With the exception of performance shares, stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. For performance shares, expense is recognized on a straight-line basis over the requisite service period for each vesting portion of the award.

As of November 27, 2009, there was $305.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total stock-based compensation costs that have been included in our Consolidated Statements of Income for fiscal 2009, 2008 and 2007 were as follows (in thousands):

	Income Statement Classifications
	Cost of Revenue – Services and Support	Research and Development	Sales and Marketing	General and Administrative	Total

Option Grants and Stock Purchase Rights(*)
Fiscal 2009	$1,906	$45,535	$38,790	$24,595	$110,826
Fiscal 2008	$3,728	$55,653	$41,326	$24,521	$125,228
Fiscal 2007	$5,152	$58,579	$41,801	$24,467	$129,999

Restricted Stock and Performance Share Awards(*)
Fiscal 2009	$639	$27,931	$19,818	$9,274	$57,662
Fiscal 2008	$570	$20,835	$17,928	$10,810	$50,143
Fiscal 2007	$346	$9,518	$6,084	$4,040	$19,988
_________________________________________
(*)	During fiscal 2009 and 2008, we recorded $0.9 million and $2.9 million, respectively, associated with cash recoveries of fringe benefit tax from employees in India.

NOTE 14.   STOCKHOLDERS’ EQUITY

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

    During fiscal 2009, 2008 and 2007 we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $350.0 million, $525.0 million and $1.1 billion, respectively. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2009, we repurchased approximately 15.2 million shares at an average price per share of $27.89 through structured repurchase agreements entered into during fiscal 2008 and fiscal 2009. During fiscal 2008, we repurchased 22.4 million shares at an average price of $36.26 through structured repurchase agreements which included prepayments from fiscal 2007. During fiscal 2007, we repurchased 22.0 million shares at an average price of $40.04 through structured repurchase agreements which included prepayments from fiscal 2006.

During fiscal 2008, we also repurchased 3.6 million shares at an average price of $36.41 in open market transactions.

For fiscal 2009, 2008 and 2007, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by November 27, 2009, November 28, 2008 and November 30, 2007 were excluded from the denominator in the computation of earnings per share. As of November 27, 2009 and November 28, 2008, approximately $59.9 million and $134.7 million, respectively, of up-front payments remained under the agreements.

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

NOTE 15.   COMPREHENSIVE INCOME

The following table sets forth the activity for each component of comprehensive income, net of related taxes, for fiscal 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Net income	$386,508	$871,814	$723,807
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, net of taxes	6,661	(3,102)	14,570
Reclassification adjustment for (gains) losses on available-for-sale securities recognized during the period	(8,752)	1,559	2,000
Subtotal available-for-sale securities	(2,091)	(1,543)	16,570
Derivative instruments:
Unrealized (losses) gains on derivative instruments	(14,618)	54,967	4,974
Reclassification adjustment for gains on derivative instruments recognized during the period	(27,138)	(13,248)	(5,510)
Subtotal derivative instruments	(41,756)	41,719	(536)
Foreign currency translation adjustments	11,071	(10,902)	5,570
Other comprehensive income (loss)	(32,776)	29,274	21,604
Total comprehensive income, net of taxes	$353,732	$901,088	$745,411

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The following table sets forth the taxes related for each component of other comprehensive income for fiscal 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Available-for-sale securities	$931	$(988)	$2,382
Foreign currency translation adjustments	$1,411	$(4,860)	$3,699

Taxes related to derivative instruments were zero for all fiscal years.

           The following table sets forth the components of accumulated other comprehensive income, net of related taxes, for fiscal 2009 and 2008 (in thousands):

	2009	2008
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$13,818	$16,062
Unrealized losses on available-for-sale securities	(2)	(155)
Total net unrealized gains on available-for-sale securities	13,816	15,907
Net unrealized gains on derivative instruments	(5)	41,750
Cumulative foreign currency translation adjustments	10,635	(435)
Total accumulated other comprehensive income, net of taxes	$24,446	$57,222

The following table sets forth the components of foreign currency translation adjustments for fiscal 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Beginning balance	$(431)	$10,471	$4,901
Foreign currency translation adjustments	17,343	(19,461)	9,269
Income tax effect relating to translation adjustments for undistributed foreign earnings	(6,272)	8,559	(3,699)
Ending balance	$10,640	$(431)	$10,471

NOTE 16.   NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested restricted stock and stock options using the treasury stock method.

    The following table sets forth the computation of basic and diluted net income per share for fiscal 2009, 2008 and 2007 (in thousands, except per share data):

	2009	2008	2007
Net income	$386,508	$871,814	$723,807
Shares used to compute basic net income per share	524,470	539,373	584,203
Dilutive potential common shares:
Unvested restricted stock and performance share awards	2,130	1,107	13
Stock options	4,010	8,073	14,559
Shares used to compute diluted net income per share	530,610	548,553	598,775
Basic net income per share	$0.74	$1.62	$1.24
Diluted net income per share	$0.73	$1.59	$1.21

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For fiscal 2009, 2008 and 2007, options to purchase approximately 27.0 million, 16.5 million and 10.4 million shares, respectively, of common stock with exercise prices greater than the annual average fair market value of our stock of $27.30, $37.07 and $41.77, respectively, were not included in the calculation because the effect would have been anti-dilutive.

NOTE 17.   COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain of our facilities and some of our equipment under non-cancellable operating lease arrangements that expire at various dates through 2028. We also have one land lease that expires in 2091. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes, insurance and equipment rental. Rent expense and sublease income for these leases for fiscal 2007 through fiscal 2009 were as follows (in thousands):

	2009	2008	2007
Rent expense	$93,921	$101,202	$90,553
Less: sublease income	5,563	11,421	9,406
Net rent expense	$88,358	$89,781	$81,147

We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.

In August 2004, we extended the lease agreement for our East and West Towers for an additional five years with an option to extend for an additional five years solely at our election. In June 2009, we submitted notice to the lessor that we intended to exercise our option to renew this agreement for an additional five years effective August 2009. As stated in the original lease agreement, in conjunction with the lease renewal, we were required to obtain a standby letter of credit for approximately $16.5 million which enabled us to secure a lower interest rate and reduce the number of covenants. As defined in the lease agreement, the standby letter of credit primarily represents the lease investment balance equity which is callable in the event of default. In March 2007, the Almaden Tower lease was extended for five years, with a renewal option for an additional five years solely at our election. As part of the lease extensions, we purchased the lease receivable from the lessor of the East and West Towers for $126.8 million and a portion of the lease receivable from the lessor of the Almaden Tower for $80.4 million, both of which are recorded as investments in lease receivables on our Consolidated Balance Sheets. This purchase may be credited against the residual value guarantee if we purchase the properties or will be repaid from the sale proceeds if the properties are sold to third parties. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at anytime during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively.

These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. As of November 27, 2009, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment and, as such, the buildings and the related obligations are not included on our consolidated balance sheet. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term, purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following are our future minimum lease payments under non-cancellable operating leases and future minimum sublease income under non-cancellable subleases for each of the next five years and thereafter as of November 27, 2009 (in thousands):

Fiscal Year	Future Minimum Lease Payments	Future Minimum Sublease Income
2010	$53,244	$3,970
2011	41,328	3,323
2012	33,391	2,008
2013	24,780	404
2014	19,964	—
Thereafter	76,548	—
Total	$249,255	$9,705

The table above includes commitments related to our restructured facilities. See Note 11 for information regarding our restructuring charges.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of November 27, 2009 and November 28, 2008, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $1.3 million and $2.6 million, respectively.

Royalties

We have royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our Consolidated Statements of Income, was approximately $43.0 million, $47.8 million and $37.4 million in fiscal 2009, 2008 and 2007, respectively.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Proceedings

On September 23, 2009, Richard Miner on behalf of himself and all similarly situated stockholders of Omniture, Inc. filed a class action lawsuit captioned Miner v. Omniture, Inc.,  et. al., Case No. 090403559 (the “Miner Lawsuit”) against Omniture, the members of Omniture’s board of directors (collectively, the “Omniture Defendants”) and Adobe in the United States Fourth Judicial District Court for Utah County, Provo Department, State of Utah seeking to enjoin the proposed acquisition between Omniture and Adobe.  In the event the acquisition is consummated, the plaintiff seeks to recover an unspecified amount of damages. The plaintiff alleges that the members of Omniture’s board of directors breached their fiduciary duties to Omniture’s stockholders by failing to seek the highest possible price for Omniture and that Adobe induced or aided and abetted in the alleged breach of such fiduciary duties. Also on September 23, 2009, Christopher R. Barrell filed a substantially similar lawsuit to the Miner Lawsuit in the United States Fourth Judicial District Court for Utah County, Provo Department, State of Utah, captioned Barrell v. Omniture, Inc. et. al., Case No. 090403560 (the “Barrell Lawsuit”). The Barrell Lawsuit names the same defendants as the Miner Lawsuit, and also names Snowbird Acquisition Corporation as an additional defendant. Subsequently, on September 24, 2009, the plaintiff in the Barrell Lawsuit filed an amended complaint, which added allegations that the Schedule 14D-9 Solicitation/Recommendation Statement filed by Omniture on September 24, 2009 contained inadequate disclosures and was materially misleading. On September 25, 2009, the Omniture Defendants filed a motion requesting that the court consolidate the Barrell Lawsuit, Miner Lawsuit and a substantially similar lawsuit captioned Lodhia v. Omniture, Inc. et al., Case No. 090403499 (the “Lodhia Lawsuit”) in which the Omniture Defendants, but not Adobe, were named. Additionally, on September 30, 2009, the plaintiff in the Lodhia Lawsuit filed a response to defendants’ motion to consolidate, agreeing consolidation is appropriate, and also filed a motion seeking appointment as lead plaintiff in the consolidated action.   Omniture moved for an order consolidating all three lawsuits.  The plaintiffs in the three lawsuits filed a joint motion seeking preliminary injunction barring the consummation of the proposed acquisition and requiring additional disclosures by Omniture in its Schedule 14D-9.  At a hearing on October 20, 2009, the court granted Omniture’s motion to consolidate the three cases and denied the plaintiffs’ motion for a preliminary injunction. On December 30, 2009, the plaintiffs served the defendants with a consolidated amended complaint. Adobe intends to defend the lawsuits vigorously. As of November 27, 2009, no amounts have been accrued as a loss is not probable.

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

NOTE 18.  CREDIT AGREEMENT

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. At our option, borrowings under the facility accrue interest based on either the London interbank offered rate (“LIBOR”) for one, two, three or six months, or longer periods with bank consent, plus a margin according to a pricing grid tied to this financial covenant, or a base rate. The margin is set at rates between 0.20% and 0.475%. Commitment fees are payable on the facility at rates between 0.05% and 0.15% per year based on the same pricing grid. The facility is available to provide loans to us and certain of our subsidiaries for general corporate purposes. As of November 28, 2008, the amount outstanding under this credit facility was $350.0 million. On September 22, 2009 we borrowed an additional $650.0 million under the credit facility. As of November 27, 2009, the amount outstanding under this credit facility was $1.0 billion which is included in long-term liabilities on our Consolidated Balance Sheets. The carrying value of the outstanding liability approximates fair value. As of November 27, 2009, we were in compliance with all of the covenants.

NOTE 19.  NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense) for fiscal 2009, 2008 and 2007 included the following (in thousands):

	2009	2008	2007
Interest and other income, net:
Interest income	$34,978	$57,588	$92,794
Foreign exchange losses	(13,420)	(17,494)	(9,264)
Realized gains on fixed income investment	8,753	3,161	934
Realized losses on fixed income investment	(1)	(1,501)	(3,510)
Other	1,070	2,093	1,770
Interest and other income, net	$31,380	$43,847	$82,724
Interest expense	$(3,407)	$(10,019)	$(253)
Investment gains (losses), net:
Realized investment gains	$52	$18,398	$9,308
Unrealized investment gains(*)	7,950	7,803	5,265
Realized investment losses	(9,019)	(1,417)	(2,236)
Unrealized investment losses	(15,949)	(8,375)	(5,203)
Investment gains (losses), net	$(16,966)	$16,409	$7,134
Non-operating income (expense), net	$11,007	$50,237	$89,605
_________________________________________
(*)	During fiscal 2009, we recorded $3.0 million in unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities).

NOTE 20.  INDUSTRY SEGMENT, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

For substantially all of fiscal 2009, we had the following reportable segments: Creative Solutions, Knowledge Worker, Enterprise, Platform and Print and Publishing. Coinciding with the integration of Omniture in the fourth quarter of fiscal 2009, we created a new reportable segment for financial reporting purposes. Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers. The Knowledge Worker segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains revenue generated by Acrobat Connect and our Acrobat family of products. Our Enterprise segment provides server-based enterprise interaction solutions that automate people-centric processes and contains revenue generated by our LiveCycle line of products. The Platform segment includes client and developer technologies, such as Adobe Flash Player, Adobe Flash Lite, Adobe AIR, Adobe Flex and Adobe Flash Builder, and also encompasses products and technologies created and managed in other Adobe segments. The Print and Publishing segment addresses market opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and OEM printing businesses. Finally, our Omniture segment provides web analytics and online business optimization products and services to manage and enhance online, offline and multi-channel business initiatives.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective in the first quarter of fiscal 2009, our former Mobile and Devices Solutions segment, was integrated into our Platform business unit to better align our engineering and marketing efforts and is now reported as part of the Platform segment. Prior year information in the table below has been reclassified to reflect the integration of these business units.

To better align our marketing efforts and go-to-market strategies, in fiscal 2010 we plan to move responsibility for the Connect Solutions product line from our Knowledge Worker segment to our Enterprise segment. We will adjust our reportable segments at the beginning of fiscal 2010 to reflect changes for how we manage our business as we enter the new fiscal year.

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

Our segment results for fiscal 2009, 2008 and 2007 were as follows (dollars in thousands):

	Creative Solutions	Knowledge Worker	Enterprise	Platform(1)	Print and Publishing	Omniture(2)	Total
Fiscal 2009
Revenue	$1,702,110	$622,970	$235,498	$181,033	$177,970	$26,272	$2,945,853
Cost of revenue	152,909	40,155	47,991	21,174	18,674	15,829	296,732
Gross profit	$1,549,201	$582,815	$187,507	$159,859	$159,296	$10,443	$2,649,121
Gross profit as a percentage of revenue	91%	94%	80%	88%	90%	40%	90%

Fiscal 2008
Revenue	$2,072,835	$810,883	$252,976	$231,558	$211,637	$—	$3,579,889
Cost of revenue	160,560	53,282	75,539	44,344	28,905	—	362,630
Gross profit	$1,912,275	$757,601	$177,437	$187,214	$182,732	$—	$3,217,259
Gross profit as a percentage of revenue	92%	93%	70%	81%	86%	—	90%

Fiscal 2007
Revenue	$1,898,924	$728,528	$191,317	$133,380	$205,732	$—	$3,157,881
Cost of revenue	147,161	57,683	68,932	44,087	36,831	—	354,694
Gross profit	$1,751,763	$670,845	$122,385	$89,293	$168,901	$—	$2,803,187
Gross profit as a percentage of revenue	92%	92%	64%	67%	82%	—	89%
_________________________________________
(1)
Platform revenue includes revenue related to our Mobile client products of $51.3 million, $113.1 million and $52.5 million for fiscal 2009, 2008 and 2007, respectively, or 28%, 49% and 39% of Platform revenues, respectively.

(2)	Fiscal 2009 includes the integration of Omniture as a new reportable segment in the fourth quarter. Fiscal 2008 and 2007 do not include the impact of our acquisition of Omniture.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The tables below list our revenue and property and equipment, net, by geographic area for fiscal 2009, 2008 and 2007 (in thousands). With the exception of property and equipment, we do not identify or allocate our assets by geographic area.

Revenue	2009	2008	2007
Americas:
United States	$1,244,631	$1,473,319	$1,379,028
Other	137,940	159,507	129,776
Total Americas	1,382,571	1,632,826	1,508,804
EMEA	928,857	1,229,161	1,026,455
Asia:
Japan	410,055	450,799	407,344
Other	224,370	267,103	215,278
Total Asia	634,425	717,902	622,622
Revenue	$2,945,853	$3,579,889	$3,157,881

Property and Equipment	2009	2008
Americas:
United States	$336,303	$252,434
Other	5,806	9,154
Total Americas	342,109	261,588
EMEA	23,729	29,887
Asia:
India	14,625	15,242
Other	7,669	6,320
Total Asia	22,294	21,562
Property and equipment, net	$388,132	$313,037

Significant Customers

As listed, our significant customers are distributors who sell products across our various segments. Our significant customers, as a percentage of net revenue for fiscal 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Ingram Micro	15%	18%	21%
Tech Data	8%	9%	10%

Receivables from our significant customers, as a percentage of gross trade receivables for fiscal 2009 and 2008 were as follows:

	2009	2008
Ingram Micro	16%	18%
Tech Data	6%	8%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	2009
(in thousands, except per share data)	Quarter Ended
	February 27	May 29	August 28	November 27
Revenue	$786,390	$704,673	$697,507	$757,283
Gross profit	$709,037	$632,665	$632,460	$674,959
Income before income taxes	$203,162	$163,730	$174,416	$160,212
Net income (loss)	$156,435	$126,071	$136,045	$(32,043)
Basic net income (loss) per share	$0.30	$0.24	$0.26	$(0.06)
Diluted net income (loss) per share	$0.30	$0.24	$0.26	$(0.06)

	2008
(in thousands, except per share data)	Quarter Ended
	February 29	May 30	August 29	November 28
Revenue	$890,445	$886,886	$887,257	$915,301
Gross profit	$807,970	$804,020	$776,406	$828,863
Income before income taxes	$295,644	$278,006	$228,514	$276,344
Net income	$219,379	$214,910	$191,608	$245,917
Basic net income per share	$0.39	$0.40	$0.36	$0.47
Diluted net income per share	$0.38	$0.40	$0.35	$0.46

Our fiscal year is a 52- or 53-week year. Each of the fiscal quarters presented were comprised of 13 weeks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Adobe Systems Incorporated:

We have audited the accompanying consolidated balance sheets of Adobe Systems Incorporated and subsidiaries as of November 27, 2009 and November 28, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended November 27, 2009. We have also audited Adobe Systems Incorporated’s internal control over financial reporting as of November 27, 2009, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Adobe System Incorporated’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Adobe Systems Incorporated’s internal control over financial reporting based on our audits.

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

Adobe Systems Incorporated acquired Omniture, Inc. during fiscal 2009, and management excluded from its assessment of the effectiveness of Adobe Systems Incorporated’s internal control over financial reporting as of November 27, 2009, Omniture, Inc.’s internal control over financial reporting associated with total assets of $195.5 million and total revenues of $26.3 million included in the consolidated financial statements of Adobe Systems Incorporated and subsidiaries as of and for the year ended November 27, 2009. Our audit of internal control over financial reporting of Adobe Systems Incorporated also excluded an evaluation of the internal control over financial reporting of Omniture, Inc.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of November 27, 2009 and November 28, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended November 27, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Adobe Systems Incorporated maintained, in all material respects, effective internal control over financial reporting as of November 27, 2009, based on criteria established in Internal Control – Integrated Framework, issued by COSO.

As discussed in Note 10 to the consolidated financial statements, Adobe Systems Incorporated changed its method of accounting for uncertainty in income taxes in fiscal 2008 resulting from the adoption of new accounting pronouncements.

/s/KPMG LLP
Mountain View, California
January 22, 2010

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of November 27, 2009. Based on their evaluation as of November 27, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of November 27, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 27, 2009, our internal control over financial reporting is effective based on these criteria.

Our management’s evaluation excluded Omniture, from which we acquired certain assets on October 23, 2009. At November 27, 2009, Omniture had $ 195.5 million and $40.4 million of total assets and net assets, respectively. For the year ended November 27, 2009, our Consolidated Statement of Income included total revenue associated with Omniture of $26.3 million. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 27, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to Item 401 of Regulation S-K regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1 – Election of Directors” in our definitive Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 16, 2010. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.

The information required by Item 10 of Form 10-K with respect to Item 405 of Regulation S-K regarding section 16(a) beneficial ownership compliance is incorporated by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 16, 2010.

The information required by Item 10 of Form 10-K with respect to Item 406 of Regulation S-K regarding code of ethics is incorporated by reference from the information contained in the section entitled “Code of Ethics” in our definitive Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 16, 2010.

The information required by Item 10 of Form 10-K with respect to Item 407(c)(3), 407(d)(4) and 407(d)(5) is incorporated by reference from the information contained in the sections entitled “Proposal 1- Election of Directors” and report of the “Audit Committee” in our definitive Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 16, 2010.

ITEM 11.  EXECUTIVE COMPENSATION

You will find this information in the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation Committee Report,” “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 16, 2010. We are incorporating the information contained in that section of our Proxy Statement here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

You will find this information in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 16, 2010. We are incorporating the information contained in that section here by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

You will find this information in the sections captioned “Transactions with Related Persons” and “Proposal 1—Election of Directors—Independence of Directors” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 16, 2010. We are incorporating the information contained in that section here by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

You will find this information in the sections captioned “Principal Accounting Fees and Services” and “Audit Committee Pre-Approval of Services Performed by Our Independent Registered Public Accountants” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on April 16, 2010. We are incorporating the information contained in that section here by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 22, 2010.

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

Signature	Title	Date

/s/ John E. Warnock		January 22, 2010
John E. Warnock	Chairman of the Board of Directors

/s/ Charles M. Geschke		January 22, 2010
Charles M. Geschke	Chairman of the Board of Directors

/s/ Shantanu narayen		January 22, 2010
Shantanu Narayen	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark Garrett		January 22, 2010
Mark Garrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard T. Rowley		January 22, 2010
Richard T. Rowley	Vice President and Principal Accounting Officer

/s/ Edward W. Barnholt		January 22, 2010
Edward W. Barnholt	Director

/s/ Robert K. Burgess		January 22, 2010
Robert K. Burgess	Director

Signature	Title	Date

/s/ Michael R. Cannon		January 22, 2010
Michael R. Cannon	Director

s/ James E. Daley		January 22, 2010
James E. Daley	Director

/s/ Carol Mills		January 22, 2010
Carol Mills	Director

/s/ Daniel L. Rosensweig		January 22, 2010
Daniel L. Rosensweig	Director

/s/ Robert Sedgewick		January 22, 2010
Robert Sedgewick	Director

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:

Adobe
Acrobat
Acrobat Connect
ActionScript
Adobe AIR
Adobe Audition
Adobe Premiere
Adobe Type Manager
After Effects
AIR
Authorware
BusinessCatalyst
Buzzword
Captivate
ColdFusion
ColdFusion Builder
Contribute
Creative Suite
Director
Dreamweaver
Encore
Fireworks
Flash
Flash Access
Flash Builder
Flash Cast
Flash Catalyst
Flash Lite
Flex
Font Folio
FrameMaker
FreeHand
HBX
Illustrator
InCopy
InDesign
JRun
Lightroom
LiveCycle
Macromedia
MXML
Omniture
Omniture DataWarehouse
Omniture Discover
Omniture Genesis
Omniture Insight
Omniture SearchCenter
Open Screen Project
Ovation
PageMaker
Photoshop
PostScript
Reader
RoboHelp
Scene7
Shockwave
SiteCatalyst
Soundbooth
Version Cue

SUMMARY OF TRADEMARKS (Continued)

Visual Communicator

All other trademarks are the property of their respective owners.

EXHIBITS

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Bylaws	8-K	1/13/09	3.1

3.2	Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	7/16/01	3.6

3.2.1	Certificate of Correction of Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	4/11/03	3.6.1

3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/08/03	3.3

4.1	Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-K	7/03/00	1

4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-A/2G/A	5/23/03	7

4.2	Specimen Common Stock Certificate	S-3	1/15/2010	4.3

10.1	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/4/08	10.2

10.2	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.3	1997 Employee Stock Purchase Plan, as amended*	10-K	1/24/08	10.5

10.4	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.5	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.6	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6

10.7	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37

10.8	2003 Equity Incentive Plan, as amended and restated*	DEF 14A	2/20/09	Appendix A

10.9	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	4/4/08	10.11

10.10	Form of Indemnity Agreement*	10-Q	6/26/09	10.12

10.11	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.12	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/07/04	10.14

10.13	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

10.14	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.15	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.19

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.16	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.20

10.17	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/07/04	10.11

10.18	2008 Executive Officer Annual Incentive Plan*	8-K	1/30/08	10.4

10.19	2005 Equity Incentive Assumption Plan, as amended and restated*				X

10.20	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	10-Q	4/4/08	10.24

10.21	Allaire Corporation 1997 Stock Incentive Plan*	S-8	03/27/01	4.06

10.22	Allaire Corporation 1998 Stock Incentive Plan*	S-8	03/27/01	4.07

10.23	Allaire Corporation 2000 Stock Incentive Plan*	S-8	03/27/01	4.08

10.24	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09

10.25	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.26	Macromedia, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.07

10.27	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	08/03/01	10.01

10.28	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	08/10/05	4.08

10.29	Form of Macromedia, Inc. Stock Option Agreement*	S-8	08/10/05	4.09

10.30	Middlesoft, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.09

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.31	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.32	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/08/05	10.01

10.33	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.1

10.34	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.35	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.36	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.37	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.1

10.38	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.2

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.39	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3

10.40	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4

10.41	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.42	First Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of February 11, 2008*	8-K	2/13/08	10.1

10.43	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	8-K	2/13/08	10.2

10.44	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.45	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.46	Credit Agreement, dated as of February 16, 2007, among Adobe Systems Incorporated and Certain Subsidiaries as Borrowers; BNP Paribas, Keybank National Association, and UBS Loan Finance LLC as Co-Documentation Agents; JPMorgan Chase Bank, N.A. as Syndication Agent; Bank of America, N.A. as Administrative Agent and Swing Line Lender; the Other Lenders Party Thereto; and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	8/16/07	10.1

10.47	Amendment to Credit Agreement, dated as of August 13, 2007, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	8/16/07	10.2

10.48	Second Amendment to Credit Agreement, dated as of February 26, 2008, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	2/29/08	10.1

10.49	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.50	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.60

10.51	Form of Director Initial Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.61

10.52	Form of Director Annual Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.62

10.53	Description of 2009 Director Compensation*	10-K	1/23/09	10.63

10.54	2009 Performance Share Program Award Calculation Methodology*	8-K	1/29/09	10.3

10.55	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

10.56	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A

10.57	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B

10.58	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C

10.59	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	08/06/09	10.3

10.60	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.61	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10

10.62	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5

10.63	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6

10.64	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A

10.65	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8

10.66	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7

10.67	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.5

10.68	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.6

10.69	Touch Clarity Limited 2006 U.S. Stock Plan*	S-8	3/16/07	99.7

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.70	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan*	S-8	3/16/07	99.8

10.71	Description of 2010 Director Compensation*				X

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP				X

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

101.INS	XBRL Instance††				X

101.SCH	XBRL Taxonomy Extension Schema††				X

101.CAL	XBRL Taxonomy Extension Calculation††				X

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

101.LAB	XBRL Taxonomy Extension Labels††	X

101.PRE	XBRL Taxonomy Extension Presentation††	X

101.DEF	XBRL Taxonomy Extension Definition††	X
_________________________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.21 through 10.32 are to filings made by Macromedia, Inc.

***	References to Exhibits 10.56 through 10.70 are to filings made by Omniture, Inc.

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