Form 10-Q
period 2010-03-05
ADOBE SYSTEMS INC
filed 2010-04-09
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 5, 2010

or

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
_________________________

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of April 2, 2010 was 526,422,951.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 5, 2010	November 27, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,589,442	$999,487
Short-term investments	1,082,942	904,986
Trade receivables, net of allowances for doubtful accounts of $14,602 and $15,225, respectively	350,577	410,879
Deferred income taxes	67,265	77,417
Prepaid expenses and other current assets	86,993	80,855
Total current assets	3,177,219	2,473,624
Property and equipment, net	386,205	388,132
Goodwill	3,494,073	3,494,589
Purchased and other intangibles, net	487,605	527,388
Investment in lease receivable	207,239	207,239
Other assets	192,728	191,265
Total assets	$7,945,069	$7,282,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$44,188	$58,904
Accrued expenses	364,437	419,646
Accrued restructuring	19,773	37,793
Income taxes payable	151,841	46,634
Deferred revenue	320,535	281,576
Total current liabilities	900,774	844,553
Long-term liabilities:
Debt	1,493,546	1,000,000
Deferred revenue	39,208	36,717
Accrued restructuring	6,104	6,921
Income taxes payable	224,273	223,528
Deferred income taxes	79,670	252,486
Other liabilities	30,074	27,464
Total liabilities	2,773,649	2,391,669
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 525,782 and 522,657 shares outstanding, respectively	61	61
Additional paid-in-capital	2,339,965	2,390,061
Retained earnings	5,427,068	5,299,914
Accumulated other comprehensive income	29,109	24,446
Treasury stock, at cost (75,052 and 78,177 shares, respectively), net of reissuances	(2,624,783)	(2,823,914)
Total stockholders’ equity	5,171,420	4,890,568
Total liabilities and stockholders’ equity	$7,945,069	$7,282,237

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 5, 2010	February 27, 2009
Revenue:
Products	$703,938	$729,861
Subscription	95,507	12,338
Services and support	59,255	44,191
Total revenue	858,700	786,390
Cost of revenue:
Products	23,510	51,435
Subscription	45,735	7,483
Services and support	20,123	18,435
Total cost of revenue	89,368	77,353
Gross profit	769,332	709,037
Operating expenses:
Research and development	174,340	149,917
Sales and marketing	297,294	249,491
General and administrative	91,046	74,051
Restructuring charges	11,622	12,270
Amortization of purchased intangibles	18,197	15,392
Total operating expenses	592,499	501,121
Operating income	176,833	207,916
Non-operating income (expense):
Interest and other income, net	611	13,284
Interest expense	(7,695)	(792)
Investment gains (losses), net	(3,534)	(17,246)
Total non-operating income (expense), net	(10,618)	(4,754)
Income before income taxes	166,215	203,162
Provision for income taxes	39,061	46,727
Net income	$127,154	$156,435
Basic net income per share	$0.24	$0.30
Shares used in computing basic net income per share	524,173	524,268
Diluted net income per share	$0.24	$0.30
Shares used in computing diluted net income per share	532,645	527,830

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 5, 2010	February 27, 2009
Cash flows from operating activities:
Net income	$127,154	$156,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	68,581	68,740
Stock-based compensation	64,480	45,618
Deferred income taxes	(157,932)	26,518
Unrealized losses on investments	2,331	15,784
Retirements of property and equipment	130	3,157
Tax benefit from employee stock option plans	35,609	2,711
Provision for losses on trade receivables	816	2,701
Other non-cash items	5,025	1,567
Excess tax benefits from stock-based compensation	(7,058)	(84)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	59,601	164,484
Prepaid expenses and other current assets	4,180	7,859
Trade payables	(14,716)	(14,424)
Accrued expenses	(59,008)	(53,098)
Accrued restructuring	(18,716)	(16,656)
Income taxes payable	106,740	4,465
Deferred revenue	42,586	(50,034)
Net cash provided by operating activities	259,803	365,743
Cash flows from investing activities:
Purchases of short-term investments	(400,054)	(435,171)
Maturities of short-term investments	140,611	137,900
Proceeds from sales of short-term investments	78,958	189,432
Purchases of property and equipment	(25,547)	(15,916)
Purchases of long-term investments and other assets	(5,747)	(9,201)
Proceeds from sale of long-term investments	719	1,394
Other	2,341	—
Net cash used for investing activities	(208,719)	(131,562)
Cash flows from financing activities:
Purchases of treasury stock	(20)	(13)
Proceeds from issuance of treasury stock	49,824	28,604
Excess tax benefits from stock-based compensation	7,058	84
Proceeds from debt	1,493,439	—
Repayment of debt	(1,000,000)	—
Debt issuance costs	(10,142)	—
Net cash provided by financing activities	540,159	28,675
Effect of foreign currency exchange rates on cash and cash equivalents	(1,288)	(381)
Net increase in cash and cash equivalents	589,955	262,475
Cash and cash equivalents at beginning of period	999,487	886,450
Cash and cash equivalents at end of period	$1,589,442	$1,148,925
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$54,664	$4,631
Cash paid for interest	$2,617	$892

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended November 27, 2009 on file with the SEC. Our first quarter fiscal 2010 financial results benefitted from an extra week in the quarter due to our 52/53 week financial calendar whereby fiscal 2010 is a 53-week year compared with fiscal 2009 which was a 52-week year.

With the exception of the adoption of an accounting pronouncement related to revenue recognition, discussed below, there have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended November 27, 2009.

Recent Accounting Pronouncements

There have also been no new recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 5, 2010, with the exception of those discussed below, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 27, 2009, that are of significance, or potential significance, to us.

Revenue Recognition

In October 2009, the FASB amended the accounting standards for certain multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•
require an entity to allocate revenue in an arrangement using the best estimated selling price (“BESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after November 27, 2009.

Multiple Element Arrangements

We enter into multiple element revenue arrangements in which a customer may purchase a combination of software, upgrades, hosting services, maintenance and support, and consulting.

For multiple element arrangements that contain non-software related elements, for example our software as a service (“SaaS”) offerings, we allocate revenue to each non-software element based upon the relative selling price of each and if software and software-related elements are also included in the arrangement, to those elements as a group based on our BESP for the group. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our BESP for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element. The manner in which we account for multiple element arrangements that contain only software and software-related elements remains unchanged.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Consistent with our methodology under previous accounting guidance, we determine VSOE of fair value for each element based on historical stand-alone sales to third-parties or from the stated renewal rate for the elements contained in the initial software license arrangement.

In certain instances, we were not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to us infrequently selling each element separately, not pricing products or services within a narrow range, or only having a limited sales history. When VSOE cannot be established, we attempt to establish the selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our offerings contain significant differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to obtain TPE of selling price.

When we are unable to establish selling prices using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

We determine BESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of BESP is made through consultation with and formal approval by our management, taking into consideration our go-to-market strategy.

We regularly review VSOE and have established a review process for TPE and BESP and maintain internal controls over the establishment and updates of these estimates. There was no material impact to revenue during the three months ended March 5, 2010 resulting from changes in VSOE, TPE or BESP, nor do we expect a material impact from such changes in the near term.

Given the nature of our transactions, which are primarily software and software-related, our go-to-market strategies and our pricing practices, total net revenue as reported during the three months ended March 5, 2010 is materially consistent with total net revenue that would have been reported if the transactions entered into or materially modified after November 27, 2009 were subject to previous accounting guidance.

The new accounting standards for revenue recognition, if applied in the same manner to the year ended November 27, 2009, would not have had a material impact on total net revenues for that fiscal year. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenues in periods after the initial adoption.

Variable Interest Entities

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. These standards were effective for us beginning in the first quarter of fiscal 2010. The adoption of the new standards did not have an impact on our consolidated financial position, results of operations and cash flows.

Intangible Assets Useful Lives

In April 2008, the FASB issued new standards which provided guidance on how to determine the useful life of intangible assets by amending the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and was effective for us beginning in the first quarter of fiscal 2010. There was no impact to our current consolidated financial statements as we did not purchase any intangible assets during the quarter.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Business Combinations and Non-Controlling Interests

In December 2007, the FASB revised their guidance for business combinations and non-controlling interests. The new standards change how business acquisitions are accounted for and impact financial statements both on the acquisition date and in subsequent periods. The changes also impact the accounting and reporting for minority interests, which are recharacterized as non-controlling interests and classified as a component of equity. The new standards were effective for us beginning in the first quarter of fiscal 2010. We currently believe that depending on the size and frequency of acquisitions, the adoption of these standards may have a material effect on our future consolidated financial statements. There was no impact to our current consolidated financial statements as we did not have any business combinations during the quarter.

NOTE 2.  ACQUISITIONS

On October 23, 2009, we completed the acquisition of Omniture, Inc. (“Omniture”), an industry leader in Web analytics and online business optimization based in Orem, Utah, for approximately $1.8 billion. Under the terms of the agreement, we completed our tender offer to acquire all of the outstanding shares of Omniture common stock at a price of $21.50 per share, net to the seller in cash, without interest. Acquiring Omniture accelerates our strategy of delivering more effective solutions for assembling, delivering, targeting and optimizing Web content and applications. The transaction was accounted for using the purchase method of accounting. We have included the financial results of Omniture in our Condensed Consolidated Financial Statements beginning on the acquisition date. Following the closing, we integrated Omniture as a new reportable segment for financial reporting purposes.

The total purchase price for Omniture was approximately $1.8 billion which consisted of $1.7 billion in cash paid for outstanding common stock, $85.0 million for the estimated fair value of earned stock options and restricted stock units assumed and converted and $14.4 million for direct transaction costs. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions. In the first quarter of fiscal 2010, adjustments were made to the preliminary purchase price allocation to reflect the finalization of the valuation of intangible assets and deferred revenue.  Additional adjustments were also made to restructuring liabilities, taxes and residual goodwill. Of the total purchase price, a preliminary estimate of $1.3 billion has been allocated to goodwill, $436.1 million to identifiable intangible assets, $35.0 million to net tangible assets and $11.7 million to restructuring liabilities. We also expensed $4.6 million for in-process research and development charges. The primary areas of the purchase price allocation that are not yet finalized relate to certain restructuring liabilities, income and non-income based taxes and residual goodwill.

The following table presents the results of Adobe and Omniture for the three months ended February 27, 2009, on a pro forma basis, as though the companies had been combined as of the beginning fiscal 2009. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2009 or of results that may occur in the future.

Three Months Ended
February 27, 2009
Net revenues	$843,706
Net income	$120,929
Basic net income per share	$0.23
Shares used in computing basic net income per share	524,268
Diluted net income per share	$0.23
Shares used in computing diluted net income per share	529,305

NOTE 3.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. We classify all of our cash equivalents and short-term investments as “available-for-sale.” These investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. Gains and losses are recognized when realized in our Condensed Consolidated Statements of Income. When we have determined that an other-

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method.

Cash, cash equivalents and short-term investments consisted of the following as of March 5, 2010 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$81,729	$—	$—	$81,729
Cash equivalents:
Money market mutual funds	1,444,137	—	—	1,444,137
Bank time deposits	47,701	—	—	47,701
United States treasury notes	6,999	—	—	6,999
United States local government municipal bonds	1,500	—	—	1,500
Government guaranteed bonds(1)	4,999	—	—	4,999
Corporate bonds	2,379	—	(2)	2,377
Total cash equivalents	1,507,715	—	(2)	1,507,713
Total cash and cash equivalents	1,589,444	—	(2)	1,589,442
Short-term investments:
United States treasury notes	392,963	2,243	(12)	395,194
United States government agency bonds	87,626	257	(13)	87,870
United States local government municipal bonds	88,451	4	—	88,455
Government guaranteed bonds(1)	214,081	2,641	(10)	216,712
Corporate bonds	240,423	3,783	(47)	244,159
Obligations of foreign governments	30,869	307	—	31,176
Multi-lateral government agencies bonds	11,333	189	—	11,522
Subtotal	1,065,746	9,424	(82)	1,075,088
Other marketable equity securities	2,508	5,346	—	7,854
Total short-term investments	1,068,254	14,770	(82)	1,082,942
Total cash, cash equivalents and short-term investments	$2,657,698	$14,770	$(84)	$2,672,384

Cash, cash equivalents and short-term investments consisted of the following as of November 27, 2009 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$75,110	$—	$—	$75,110
Cash equivalents:
Money market mutual funds	884,240	—	—	884,240
Bank time deposits	40,137	—	—	40,137
Total cash equivalents	924,377	—	—	924,377
Total cash and cash equivalents	999,487	—	—	999,487
Short-term investments:
United States treasury notes	373,180	3,199	(1)	376,378
United States government agency bonds	59,447	273	—	59,720
Government guaranteed bonds(2)	221,730	3,409	(1)	225,138
Corporate bonds	185,735	4,702	—	190,437
Obligations of foreign governments	23,022	397	—	23,419
Multi-lateral government agencies bonds	24,598	269	—	24,867
Subtotal	887,712	12,249	(2)	899,959
Other marketable equity securities	2,527	2,500	—	5,027
Total short-term investments	890,239	14,749	(2)	904,986
Total cash, cash equivalents and short-term investments	$1,889,726	$14,749	$(2)	$1,904,473

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

_________________________________________
(1)	Includes approximately 86% in U.S. government guaranteed corporate bonds and 14% in foreign government guaranteed corporate bonds.

(2)	Includes approximately 85% in U.S. government guaranteed corporate bonds and 15% in foreign government guaranteed corporate bonds.

See Note 4 for further information regarding the fair value of our financial instruments.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, as of March 5, 2010 and November 27, 2009 (in thousands):

	2010		2009
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
United States treasury notes and agency bonds	$72,841	$(25)	$11,179	$(1)
Government guaranteed bonds	5,033	(1)	5,041	(1)
Foreign government guaranteed bonds	4,774	(9)	—	—
Corporate bonds	44,490	(49)	—	—
Total	$127,138	$(84)	$16,220	$(2)

As of March 5, 2010 and November 27, 2009, there were no securities in a continuous unrealized loss position for more than twelve months. There were 34 securities and 4 securities that were in an unrealized loss position at March 5, 2010 and at November 27, 2009, respectively.

The following table summarizes the cost and estimated fair value of debt securities classified as short-term investments based on stated maturities as of March 5, 2010 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$599,178	$600,819
Due within two years	266,888	270,525
Due within three years	148,113	150,220
Due after three years	51,567	53,524
Total	$1,065,746	$1,075,088

As of March 5, 2010, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs at March 5, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Current assets:
Money market funds and overnight deposits(1)	$1,491,837	$1,491,837	$—	$—
Fixed income available-for-sale securities(2)	1,090,964	—	1,090,964	—
Available-for-sale equity securities(3)	7,854	7,854	—	—
Total current assets	2,590,655	1,499,691	1,090,964	—
Non-current assets:
Investments of limited partnership(4)	33,855	—	—	33,855
Foreign currency derivatives(5)	18,645	—	18,645	—
Deferred compensation plan assets(4):
Money market funds	716	716	—	—
Equity and fixed income mutual funds	8,456	—	8,456	—
Subtotal for deferred compensation plan assets	9,172	716	8,456	—
Total non-current assets	61,672	716	27,101	33,855
Total assets	$2,652,327	$1,500,407	$1,118,065	$33,855
Liabilities:
Foreign currency derivatives(6)	$462	$—	$462	$—
Total liabilities	$462	$—	$462	$—

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Fixed income available-for-sale securities include U.S. treasury securities, Agency or U.S. government guaranteed securities, or U.S. municipal bonds  (71% of total), corporate bonds (23% of total), obligations of foreign governments and their agencies (5% of total), and obligations of multi-lateral government agencies (1% of total) at March 5, 2010 and U.S. treasury securities, Agency or U.S. government guaranteed securities (70% of total), corporate bonds (21% of total), obligations of foreign governments and their agencies (6% of total), and obligations of multi-lateral government agencies (3% of total) at November 27, 2009. These are all high quality, investment grade securities with a minimum credit rating of A- and a weighted average credit rating of AA+. We value these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, we classify all of our fixed income available-for-sale securities as having Level 2 inputs. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.

 The investments of limited partnership relate to our interest in Adobe Ventures IV L.P. (“Adobe Ventures”), which are consolidated in our Condensed Consolidated Financial Statements. The Level 3 investments consist of investments in

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

privately-held companies. These investments are remeasured at fair value each period with any gains or losses recognized in investment gains (losses), net in our Condensed Consolidated Statements of Income. We estimated fair value of the Level 3 investments by considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

A reconciliation of the beginning and ending balances for investments of limited partnership using significant unobservable inputs (Level 3) as of March 5, 2010 and November 27, 2009 was as follows (in thousands):

Balance as of November 28, 2008	$38,753
Purchases and sales of investments, net	1,921
Unrealized net investment losses included in earnings	(3,553)
Balance as of November 27, 2009	37,121
Purchases and sales of investments, net	268
Unrealized net investment losses included in earnings	(3,534)
Balance as of March 5, 2010	$33,855

We also have direct investments in privately-held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment.  If we determine that an other-than-temporary impairment has occurred, we write-down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three months ended March 5, 2010, we determined that there were no other-than-temporary impairments on our cost method investments.

See Note 7 for further information regarding our limited partnership interest in Adobe Ventures and our cost method investments.

NOTE 5.  DERIVATIVES AND HEDGING ACTIVITIES

In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. Therefore, we are subject to exposure from movements in foreign currency rates. We may use foreign exchange option contracts or forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. The maximum original duration of any contract is twelve months. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenue in the normal course of business and accordingly, they are not speculative in nature.

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

The aggregate fair value of derivative instruments in net asset positions as of March 5, 2010 and November 27, 2009 was $18.6 million and $4.3 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $0.5 million and $1.6 million, respectively, of liabilities included in master netting arrangements with those same counterparties.

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of March 5, 2010 and November 27, 2009 were as follows (in thousands):

	2010		2009
	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange option contracts(3)	$15,711	$—	$4,175	$—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	2,934	462	132	1,589
Total derivatives	$18,645	$462	$4,307	$1,589

_________________________________________
(1)	Included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

(2)	Included in accrued expenses on our Condensed Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized to income within the next twelve months.

The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for three months ended March 5, 2010 and February 27, 2009 was as follows (in thousands):

	2010		2009
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$10,364	$—	$(5,450)	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$—	$—	$20,476	$—
Net gain (loss) recognized in income(3)Net gain (loss) recognized in income(3)	$(3,921)	$—	$(1,632)	$—

Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)Net gain (loss) recognized in income(4)	$—	$11,040	$—	$(3,245)

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

_________________________________________
(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income, net.

(4)	Classified in interest and other income, net.

NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Goodwill as of March 5, 2010 and November 27, 2009 was $3.494 billion and $3.495 billion, respectively. The change includes adjustments to our Omniture purchase price allocation in addition to foreign currency translation adjustments.

Purchased and other intangible assets subject to amortization as of March 5, 2010 were as follows (in thousands):

	Cost	Accumulated Amortization	Net
Purchased technology	$220,272	$(31,094)	$189,178
Localization	$10,948	$(2,175)	$8,773
Trademarks	172,020	(112,820)	59,200
Customer contracts and relationships	364,369	(168,392)	195,977
Other intangibles	47,162	(12,685)	34,477
Total other intangible assets	$594,499	$(296,072)	$298,427
Purchased and other intangible assets	$814,771	$(327,166)	$487,605

Purchased and other intangible assets subject to amortization as of November 27, 2009 were as follows (in thousands):

	Cost	Accumulated Amortization	Net
Purchased technology	$586,952	$(387,731)	$199,221
Localization	$20,284	$(15,222)	$5,062
Trademarks	172,030	(104,953)	67,077
Customer contracts and relationships	363,922	(159,450)	204,472
Other intangibles	54,535	(2,979)	51,556
Total other intangible assets	$610,771	$(282,604)	$328,167
Purchased and other intangible assets	$1,197,723	$(670,335)	$527,388

During the three months ended March 5, 2010, purchased and other intangible assets from prior acquisitions, primarily Macromedia, became fully amortized and were removed from the balance sheet. Amortization expense related to purchased and other intangible assets was $36.9 million and $39.0 million for the three months ended March 5, 2010 and February 27, 2009, respectively. Of these amounts, $18.7 million and $23.6 million was included in cost of sales for the three months ended March 5, 2010 and February 27, 2009, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of March 5, 2010, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2010	$26,968	$74,161
2011	32,573	54,693
2012	30,967	22,407
2013	27,008	21,681
2014	25,293	21,281
Thereafter	46,369	104,204
Total expected amortization expense	$189,178	$298,427

NOTE 7.  OTHER ASSETS

Other assets as of March 5, 2010 and November 27, 2009 consisted of the following (in thousands):

	2010	2009
Acquired rights to use technology	$81,299	$84,313
Investments	60,760	63,526
Security and other deposits	11,067	11,692
Prepaid royalties	11,536	12,059
Debt issuance costs	10,598	—
Deferred compensation plan assets	9,172	9,045
Restricted cash	2,308	4,650
Prepaid land lease	3,200	3,209
Prepaid rent	1,229	1,377
Other	1,559	1,394
Other assets	$192,728	$191,265

Included in investments are our indirect investments through our limited partnership interest in Adobe Ventures of approximately $33.9 million and $37.1 million as of March 5, 2010 and November 27, 2009, respectively. We consolidate Adobe Ventures in accordance with the provisions for consolidating variable interest entities as we have determined we have the power to direct the activities that most significantly impact the entity’s economic performance and we have the obligation to absorb losses or the right to receive benefits through our limited partnership interest in Adobe Ventures. The partnership is controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. We are the primary beneficiary of Adobe Ventures and bear virtually all of the risks and rewards related to our ownership. Our investment in Adobe Ventures does not have a significant impact on our consolidated financial position, results of operations or cash flows.

The primary purpose of our limited partnership interest in Adobe Ventures is to invest in securities of private companies which either operate in, or are expected to operate in, industries where technology and business model trends are expected to have an impact on our core business. Our maximum capital commitment to Adobe Ventures is $104.6 million, of which, approximately $95.0 million has been invested.

Adobe Ventures carries its investments in equity securities at estimated fair value and investment gains and losses are included in our Condensed Consolidated Statements of Income. Substantially all of the investments held by Adobe Ventures at March 5, 2010 and November 27, 2009 are not publicly traded and, therefore, there is no established market for these securities. In order to determine the fair value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates of fair value made by Granite Ventures. We evaluate the fair value of these investments held by Adobe Ventures on a regular basis. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings and revenue outlook, operational performance, management and ownership changes and competition. In the case of privately-held companies, this evaluation is based on information that we request from these companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Also included in investments are our direct investments in privately-held companies of approximately $26.9 million and $26.4 million as of March 5, 2010 and November 27, 2009, respectively, which are accounted for based on the cost method.  We assess these investments for impairment in value as circumstances dictate.

NOTE 8.  ACCRUED EXPENSES

Accrued expenses as of March 5, 2010 and November 27, 2009 consisted of the following (in thousands):

	2010	2009
Accrued compensation and benefits	$133,044	$164,352
Taxes payable	9,474	11,879
Sales and marketing allowances	28,419	32,774
Other	193,500	210,641
Accrued expenses	$364,437	$419,646

Other primarily includes general corporate accruals for corporate marketing programs, local and regional expenses, and technical support. Other is also comprised of deferred rent related to office locations with rent escalations, accrued royalties, foreign currency derivatives and accrued interest on our outstanding debt.

NOTE 9.  INCOME TAXES

The gross liability for unrecognized tax benefits at March 5, 2010 was $217.5 million, exclusive of interest and penalties. If the total unrecognized tax benefits at March 5, 2010 were recognized in the future, $200.2 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $17.3 million federal benefit related to deducting certain payments on future tax returns.

As of March 5, 2010, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $16.2 million. This amount is included in non-current income taxes payable.

The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits equal to $0 to approximately $13 million. These amounts would decrease income tax expense as a result of our adoption of new accounting standards related to business combinations in fiscal 2010.

In December 2009, we repatriated $700 million of undistributed foreign earnings for which a deferred tax liability had been previously accrued. As such, a long-term deferred tax liability of approximately $200 million was reclassified from deferred income taxes to income taxes payable.

NOTE 10.  STOCK-BASED COMPENSATION

The assumptions used to value option grants during the three months ended March 5, 2010 and February 27, 2009 were as follows:

	2010	2009
Expected life (in years)	3.8 – 4.1	3.7 – 3.8
Volatility	31 – 36%	50 – 57%
Risk free interest rate	1.76 – 1.97%	1.16 – 1.40%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The expected term of employee stock purchase plan (“ESPP”) shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three months ended March 5, 2010 and February 27, 2009 were as follows:

	2010	2009
Expected life (in years)	0.5 – 2.0	0.5 – 2.0
Volatility	32%	49 – 57%
Risk free interest rate	0.18 – 1.09%	0.27 – 0.88%

Summary of Stock Options

Option activity for the three months ended March 5, 2010 and the fiscal year ended November 27, 2009 was as follows (in thousands):

	2010	2009
Beginning outstanding balance	41,251	40,704
Granted	3,027	5,758
Exercised	(2,300)	(7,560)
Cancelled	(622)	(3,160)
Increase due to acquisition	—	5,509
Ending outstanding balance	41,356	41,251

Information regarding stock options outstanding at March 5, 2010 and February 27, 2009 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2010
Options outstanding	41,356	$30.27	4.29	$254.7
Options vested and expected to vest	39,258	$30.32	4.19	$241.2
Options exercisable	26,270	$30.55	3.39	$158.9

2009
Options outstanding	42,773	$28.96	4.12	$18.8
Options vested and expected to vest	40,561	$28.90	4.00	$18.8
Options exercisable	27,635	$27.40	3.19	$18.8

_________________________________________
(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of March 5, 2010 and February 27, 2009 were $35.16 and $16.70, respectively.

Summary of Employee Stock Purchase Plan Shares

Employees purchased 1.3 million shares at an average price of $20.20 and 1.2 million shares at an average price of $18.10 for the three months ended March 5, 2010 and February 27, 2009, respectively. The intrinsic value of shares purchased during the three months ended March 5, 2010 and February 27, 2009 was $21.4 million and $3.7 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Restricted Stock Units

Restricted stock unit activity for the three months ended March 5, 2010 and the fiscal year ended November 27, 2009 was as follows (in thousands):

	2010	2009
Beginning outstanding balance	10,433	4,261
Awarded	5,548	6,176
Released	(1,523)	(1,162)
Forfeited	(316)	(401)
Increase due to acquisition	—	1,559
Ending outstanding balance	14,142	10,433

Information regarding restricted stock units outstanding at March 5, 2010 and February 27, 2009 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2010
Restricted stock units outstanding	14,142	2.08	$497.2
Restricted stock units vested and expected to vest	10,527	1.90	$369.8

2009
Restricted stock units outstanding	6,269	2.13	$104.7
Restricted stock units vested and expected to vest	4,638	1.94	$77.4

_________________________________________
(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of March 5, 2010 and February 27, 2009 were $35.16 and $16.70, respectively.

Summary of Performance Shares

Effective January 25, 2010, the Executive Compensation Committee adopted the 2010 Performance Share Program (the “2010 Program”). The purpose of the 2010 Program is to align key management and senior leadership with stockholders’ interests and to retain key employees. The measurement period for the 2010 Program is our fiscal 2010 year. All members of our executive management and other key senior leaders are participating in the 2010 Program. Awards granted under the 2010 Program were granted in the form of performance shares pursuant to the terms of our 2003 Equity Incentive Plan. If pre-determined performance goals are met, shares of stock will be granted to the recipient, with one third vesting on the later of the date of certification of achievement or the first anniversary date of the grant, and the remaining two thirds vesting evenly on the following two annual anniversary dates of the grant, contingent upon the recipient’s continued service to Adobe. Participants in the 2010 Program have the ability to receive up to 150% of the target number of shares originally granted.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the summary of performance share activity under our 2010 Program for the three months ended March 5, 2010 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	—	—
Awarded	263	394
Forfeited	—	—
Ending outstanding balance	263	394

The performance metrics under the 2009 Performance Share Program were not achieved and therefore no shares were awarded. The following table sets forth the summary of performance share activity under our 2007 and 2008 programs, based upon share awards actually achieved, for the three months ended March 5, 2010 and the fiscal year ended November 27, 2009 (in thousands):

	2010	2009
Beginning outstanding balance	950	383
Achieved	—	1,022
Released	(327)	(382)
Forfeited	(16)	(73)
Ending outstanding balance	607	950

Information regarding performance shares outstanding at March 5, 2010 and February 27, 2009 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2010
Performance shares outstanding	607	1.28	$21.3
Performance shares vested and expected to vest	505	1.23	$17.6

2009
Performance shares units outstanding	1,045	1.76	$17.5
Performance shares vested and expected to vest	811	1.67	$13.5

_________________________________________

(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of March 5, 2010 and February 27, 2009 were $35.16 and $16.70, respectively.

Compensation Costs

As of March 5, 2010, there was $438.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the three months ended March 5, 2010 and February 27, 2009 were as follows (in thousands):

	2010		2009
Income Statement Classifications	Option Grants and Stock Purchase Rights(1)	Restricted Stock and Performance Share Awards(1) (2)	Option Grants and Stock Purchase Rights (1)	Restricted Stock and Performance Share Awards (1) (2)
Cost of revenue—services and support	$417	$531	$(91)	$194
Research and development	12,054	15,361	14,132	8,444
Sales and marketing	12,086	12,435	8,867	5,237
General and administrative	5,610	5,986	6,188	2,866
Total	$30,167	$34,313	$29,096	$16,741

_________________________________________
(1)
For the three months ended March 5, 2010, there were no amounts associated with cash recoveries of fringe benefit tax from employees in India. For the three months ended February 27, 2009, we recorded $0.2 million associated with cash recoveries of fringe benefit tax from employees in India.

(2)
For the three months ended March 5, 2010, we recorded $0.5 million associated with the performance shares awarded under the 2010 Program. For the three months ended February 27, 2009 we recorded $0.4 million associated with the performance shares awarded under the 2009 Program. These shares are liability-classified for financial statement purposes until the metrics under the program have been achieved.

NOTE 11.  RESTRUCTURING CHARGES

Fiscal 2009 Restructuring Plan

On November 10, 2009, in order to appropriately align our costs in connection with our fiscal 2010 operating plan, we initiated a restructuring plan consisting of reductions of up to approximately 630 full-time positions worldwide and the consolidation of facilities. In connection with this restructuring plan, in the fourth quarter of fiscal 2009, we recorded restructuring charges of approximately $25.5 million related to ongoing termination benefits for the elimination of approximately 340 of these full-time positions worldwide. As of November 27, 2009, approximately $2.5 million was paid. The restructuring activities related to this program affected only those employees that were associated with Adobe prior to the acquisition of Omniture on October 23, 2009.

In the first quarter of fiscal 2010, we continued to implement restructuring activities under this program. We vacated approximately 8,000 square feet of sales facilities in Australia, Canada, Denmark and the U.S. We accrued $0.4 million for the fair value of our future contractual obligations under these operating leases and we expect to pay these facility related liabilities through fiscal 2011. We also recorded charges of $11.9 million for termination benefits for the elimination of approximately 159 of the remaining full-time positions expected to be terminated worldwide. The remaining accrual associated with these ongoing termination benefits is expected to be paid during fiscal 2010.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth a summary of restructuring activities during the three months ended March 5, 2010 related to our fiscal 2009 Restructuring Plan (in thousands):

	November 27, 2009	Costs Incurred	Cash Payments	Other Adjustments	March 5, 2010
Termination benefits	$22,984	$11,925	$(24,035)	$(1,118)	$9,756
Cost of closing redundant facilities	—	377	(29)	2	350
Total	$22,984	$12,302	$(24,064)	$(1,116)	$10,106

Accrued restructuring charges of approximately $10.1 million at March 5, 2010, was recorded in accrued restructuring, current on our Condensed Consolidated Balance Sheets. Total costs incurred to date and expected to be incurred for closing redundant facilities are $0.4 million and $15.1 million, respectively. We expect to pay the accrued termination benefits and facilities-related liabilities through fiscal 2010 and fiscal 2011, respectively.

Included in the other adjustments column are $0.7 million related to changes to previous estimates and $0.4 million related to foreign currency translation adjustments.

Omniture Restructuring Plan

We completed our acquisition of Omniture on October 23, 2009. In the fourth quarter of fiscal 2009, we initiated a plan to restructure the pre-merger operations of Omniture to eliminate certain duplicative activities, focus our resources on future growth opportunities and reduce our cost structure. In connection with this restructuring plan, we accrued a total of approximately $10.6 million in costs related to termination benefits for the elimination of approximately 100 regular positions and for the closure of duplicative facilities. We also accrued approximately $0.2 million in costs related to the cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Omniture. These costs were recorded as a part of the purchase price allocation, as discussed in Note 2.

Additionally, approximately $1.5 million of restructuring costs related to facilities were included in the liabilities assumed by us upon acquisition of Omniture on October 23, 2009 for which subsequent payments of $0.1 million were made during the fourth quarter of fiscal 2009.

The following table sets forth a summary of restructuring activities during the three months ended March 5, 2010 related to our Omniture Restructuring Plan (in thousands):

	November 27, 2009	Costs Recorded	Cash Payments	Other Adjustments	March 5, 2009
Termination benefits	$6,712	$—	$(4,111)	$(129)	$2,472
Cost of closing redundant facilities	5,324	—	(141)	301	5,484
Contract termination	242	—	(127)	275	390
Total	$12,278	$—	$(4,379)	$447	$8,346

Accrued restructuring charges of approximately $8.3 million at March 5, 2010 include $6.0 million recorded in accrued restructuring, current and $2.3 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Condensed Consolidated Balance Sheets. We expect to pay the accrued termination benefits and facilities-related liabilities through fiscal 2010 and fiscal 2013, respectively.

Included in the other adjustments column are purchase price allocation adjustments for restructuring charges related to termination benefits, closing redundant facilities and contract terminations aggregating $0.8 million as an adjustment to Omniture goodwill offset in part by small foreign currency translation adjustments.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Fiscal 2008 Restructuring Plan

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

The following table sets forth a summary of restructuring activities during the three months ended March 5, 2010 related to our fiscal 2008 Restructuring Plan (in thousands):

	November 27, 2009	Costs Incurred	Cash Payments	Other Adjustments	March 5, 2010
Termination benefits	$1,057	$—	$(196)	$(56)	$805
Cost of closing redundant facilities	3,382	—	(526)	(83)	2,773
Total	$4,439	$—	$(722)	$(139)	$3,578

Accrued restructuring charges of approximately $3.6 million at March 5, 2010 include $1.2 million recorded in accrued restructuring, current and $2.4 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Condensed Consolidated Balance Sheets. Total costs incurred to date and expected to be incurred for closing redundant facilities are $8.7 million and $9.1 million, respectively. We paid substantially all of the accrued termination benefits during fiscal 2009. We paid $0.7 million in the first quarter of fiscal 2010 and expect to pay the remaining amount in the second quarter of fiscal 2010.  We expect to pay facilities-related liabilities through fiscal 2013. Included in the other adjustments column are foreign currency translation adjustments of $0.1 million.

Macromedia Restructuring Plan

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

The following table sets forth a summary of restructuring activities during the three months ended March 5, 2010 related to our Macromedia Restructuring Plan (in thousands):

	November 27, 2009	Cash Payments	Other Adjustments	March 5, 2010
Cost of closing redundant facilities	$5,006	$(1,155)	$(11)	$3,840
Other	8	(1)	—	7
Total	$5,014	$(1,156)	$(11)	$3,847

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued restructuring charges of approximately $3.8 million at March 5, 2010 related to facilities obligations include $2.3 million recorded in accrued restructuring, current and $1.5 million recorded in accrued restructuring, non-current on our Condensed Consolidated Balance Sheets. We expect to pay these liabilities through fiscal 2012. Included in the other adjustments column are small foreign currency translation adjustments.

NOTE 12.  STOCKHOLDERS’ EQUITY

To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and also enter into structured repurchases with third-parties.

We did not enter into any new structured repurchase agreements during the three months ended March 5, 2010 and February 27, 2009. We have previously entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended March 5, 2010, we repurchased approximately 1.7 million shares at an average price of $36.21 through structured repurchase agreements entered into during fiscal 2009. During the three months ended February 27, 2009, we repurchased approximately 5.0 million shares at an average price of $22.79 through structured repurchase agreements entered into during fiscal 2008.

As of March 5, 2010 and November 27, 2009, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by the financial statement date are excluded from the denominator in the computation of earnings per share. As of March 5, 2010, there were no up-front payments remaining under the agreements. As of February 27, 2009, approximately $19.7 million of up-front payments remained under the agreements.

Subsequent to March 5, 2010, as part of our stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $250.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. See Note 19 for further discussion of our stock repurchase program.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13.  COMPREHENSIVE INCOME (LOSS)

The following table sets forth the activity for each component of comprehensive income, net of related taxes, for the three months ended March 5, 2010 and February 27, 2009 (in thousands):

	2010	2009
Net income	$127,154	$156,435
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized losses on available-for-sale securities, net of taxes	(758)	(1,969)
Reclassification adjustment for gains on available-for-sale securities recognized during the period	(344)	(1,310)
Subtotal available-for-sale securities	(1,102)	(3,279)
Derivative instruments:
Unrealized gains (losses) on derivative instruments	10,364	(5,450)
Reclassification adjustment for gains on derivative instruments recognized during the period	—	(20,476)
Subtotal derivative instruments	10,364	(25,926)
Foreign currency translation adjustments	(4,599)	(2,922)
Other comprehensive income (loss)	4,663	(32,127)
Total comprehensive income, net of taxes	$131,817	$124,308

The following table sets forth the components of accumulated other comprehensive income, net of related taxes, as of March 5, 2010 and November 27, 2009 (in thousands):

	2010	2009
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$12,798	$13,818
Unrealized losses on available-for-sale securities	(84)	(2)
Total net unrealized gains on available-for-sale securities	12,714	13,816
Net unrealized gains (losses) on derivative instruments	10,358	(5)
Cumulative foreign currency translation adjustments	6,037	10,635
Total accumulated other comprehensive income, net of taxes	$29,109	$24,446

NOTE 14.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 5, 2010 and February 27, 2009 (in thousands, except per share data):

	2010	2009
Net income	$127,154	$156,435
Shares used to compute basic net income per share	524,173	524,268
Dilutive potential common shares:
Unvested restricted stock and performance share awards	3,078	854
Stock options	5,394	2,708
Shares used to compute diluted net income per share	532,645	527,830
Basic net income per share	$0.24	$0.30
Diluted net income per share	$0.24	$0.30

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For the three months ended March 5, 2010, options to purchase approximately 17.5 million shares of common stock with exercise prices greater than the average fair market value of our stock of $35.13 were not included in the calculation because the effect would have been anti-dilutive. Comparatively, for the three months ended February 27, 2009, options to purchase approximately 32.2 million shares of common stock with exercise prices greater than the average fair market value of our stock of $20.98 were not included in the calculation because the effect would have been anti-dilutive.

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

These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. As of March 5, 2010, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment and, as such, the buildings and the related obligations are not included on our Condensed Consolidated Balance Sheets. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term, purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Condensed Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of March 5, 2010 and November 27, 2009, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $1.2 million and $1.3 million, respectively.

Royalties

We have royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Indemnifications

In the ordinary course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third-parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

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

Legal Proceedings

Between September 23, 2009 and September 25, 2009, three putative class action lawsuits were filed in the Fourth Judicial District Court for Utah County, Provo Department, State of Utah, seeking to enjoin Adobe’s acquisition of Omniture, Inc. and to recover damages in the event the transaction were to close. The cases were captioned Miner v. Omniture, Inc., et. al., (the “Miner”), Barrell v. Omniture, Inc. et. al., (the “Barrell”), and Lodhia v. Omniture, Inc. et al., (the “Lodhia”). At a hearing on October 20, 2009, the court consolidated the Miner, Barrell, and Lodhia cases into a single case under the Lodhia caption and denied the plaintiffs’ motion to preliminarily enjoin the closing of the transaction. On December 30, 2009, the plaintiffs served the defendants with a consolidated amended complaint for damages arising out of the closing of the transaction. In the consolidated amended complaint, plaintiffs allege that the members of Omniture’s board of directors breached their fiduciary duties to Omniture’s stockholders by failing to seek the highest possible price for Omniture and that both Adobe and Omniture induced or aided and abetted in the alleged breach. The plaintiffs also allege that the Schedule 14D-9 Solicitation/Recommendation Statement filed by Omniture on September 24, 2009 in connection with the transaction contained inadequate disclosures and was materially misleading. Plaintiffs seek unspecified damages on behalf of the former public stockholders of Omniture. On March 8, 2010, Adobe and the other defendants moved to dismiss the complaint for failure to state a claim. Adobe intends to defend the lawsuits vigorously. As of March 5, 2010, no amounts have been accrued as a loss is not probable or estimable.

In October 2009, Eolas Technologies Incorporated filed a complaint against us and 22 other companies for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that a number of our Web pages and products infringe two patents owned by plaintiff purporting to cover “Distributed Hypermedia Method for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 5,838,906) and “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 7,599,985) and seeks injunctive relief, monetary damages, costs and attorneys fees. We dispute these claims and intend to vigorously defend ourselves in this matter. As of March 5, 2010, no amounts have been accrued as a loss is not probable or estimable.

In September 2008, ThinkVillage-Kiwi LLC filed a complaint against Adobe and Adobe Macromedia Software LLC, a wholly-owned subsidiary of Adobe, in the United States District Court for the Northern District of California alleging misappropriation of trade secrets under California state law, unfair competition under federal and state law, and breach of fiduciary duty. An amended complaint was filed in April 2009, which added claims for breach of confidence under state law

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(a claim which was later dismissed with prejudice by the court) and a claim for common law misappropriation. The amended complaint seeks monetary damages for asserted unjust enrichment, punitive damages, and injunctive relief. In November 2009, the court denied defendants’ motion for summary judgment. Trial is currently scheduled for June 2010. We believe the suit is without merit and we have valid defenses to all of the asserted claims. As of March 5, 2010, no amounts have been accrued as a loss is not probable or estimable.

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

NOTE 16.  DEBT

Notes

In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). Our proceeds were approximately $1.494 billion which is net of an issuance discount of $6.561 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. The proceeds from this offering are available for general corporate purposes, including repayment of any balance outstanding on our credit facility. As of March 5, 2010, the amount outstanding under the Notes was $1.494 billion, which is included in long-term liabilities on our Condensed Consolidated Balance Sheets. Based on quoted market prices, the fair value of the Notes was approximately $1.502 billion as of March 5, 2010.

We may redeem the Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances.  As of March 5, 2010, we were in compliance with all the covenants.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. At our option, borrowings under the facility accrue interest based on either the London interbank offered rate (“LIBOR”) for one, two, three or six months, or longer periods with bank consent, plus a margin according to a pricing grid tied to this financial covenant, or a base rate. The margin is set at rates between 0.20% and 0.475%. Commitment fees are payable on the facility at rates between 0.05% and 0.15% per year based on the same pricing grid. The facility is available to provide loans to us and certain of our subsidiaries for general corporate purposes. At November 27, 2009, the amount outstanding under the credit facility was $1.0 billion, which is included in long-term liabilities on our Condensed Consolidated Balance Sheets. The carrying value of the outstanding liability at November 27, 2009 approximated fair value. On February 1, 2010, we paid the outstanding balance on the credit facility and as of March 5, 2010 this facility has no outstanding balance.

NOTE 17.  NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense) for the three months ended March 5, 2010 and February 27, 2009 included the following (in thousands):

	2010	2009
Interest and other income, net:
Interest income	$5,105	$11,118
Foreign exchange (losses) gains	(5,084)	634
Realized gains on fixed income investment	342	1,312
Realized losses on fixed income investment	—	(1)
Other, net	248	221
Interest and other income, net	$611	$13,284
Interest expense	$(7,695)	$(792)
Investment gains (losses), net:
Realized investment gains	$183	$103
Unrealized investment gains(*)	222	124
Realized investment losses	(405)	(1,295)
Unrealized investment losses	(3,534)	(16,178)
Investment gains (losses), net	$(3,534)	$(17,246)
Non-operating income (expense), net	$(10,618)	$(4,754)

_________________________________________
(*)
During the three months ended March 5, 2010 and February 27, 2009, we recorded $0.2 million and $0.9 million, respectively, in unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities).

NOTE 18.  SEGMENTS

We have the following reportable segments: Creative Solutions, Knowledge Worker, Enterprise, Omniture, Platform, and Print and Publishing. Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers. The Knowledge Worker segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains revenue generated by our Acrobat family of products. Our Enterprise segment provides server-based Customer Interaction Solutions for the enterprise and collaboration and conferencing solutions. This segment contains revenue generated by our LiveCycle and Adobe Connect lines of products.  Our Omniture segment provides web analytics and online business optimization products and services to manage and enhance online, offline and multi-channel business initiatives. The Platform segment includes client and developer technologies, such as Adobe Flash Player, Adobe Flash Lite, Adobe AIR, Adobe Flex and Adobe Flash Builder, ColdFusion, and also encompasses products and technologies created and managed in other Adobe segments. Finally, the Print and Publishing segment addresses market opportunities ranging from the diverse publishing needs of technical and business publishing, to our legacy type and OEM printing businesses.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Effective in the first quarter of fiscal 2010, to better align our marketing efforts and go-to-market strategies, we moved management responsibility for the Connect Solutions product line from our Knowledge Worker segment to our Enterprise segment. Prior year information in the table below has been reclassified to reflect this change.

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

(in thousands)	Creative Solutions	Knowledge Worker	Enterprise	Omniture(*)	Platform	Print and Publishing	Total
Three months ended March 5, 2010
Revenue	$432,023	$165,862	$79,900	$87,672	$46,636	$46,607	$858,700
Cost of revenue	22,835	4,641	15,243	42,085	2,227	2,337	89,368
Gross profit	$409,188	$161,221	$64,657	$45,587	$44,409	$44,270	$769,332
Gross profit as a percentage of revenue	95%	97%	81%	52%	95%	95%	90%

Three months ended February 27, 2009
Revenue	$460,728	$149,945	$77,040	$—	$52,299	$46,378	$786,390
Cost of revenue	42,750	7,765	15,497	—	6,056	5,285	77,353
Gross profit	$417,978	$142,180	$61,543	$—	$46,243	$41,093	$709,037
Gross profit as a percentage of revenue	91%	95%	80%	—	88%	89%	90%

_________________________________________
(*)
The three months ended March 5, 2010 includes the integration of Omniture as a new reportable segment. The three months ended February 27, 2009 does not include the impact of our acquisition of Omniture. Of the $87.7 million in revenue from our Omniture segment, approximately $77 million represents subscription revenue and the remaining amount represents professional services and support.

NOTE 19.  SUBSEQUENT EVENTS

Subsequent to March 5, 2010, as part of our stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $250.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. See Note 12 for further discussion of our stock repurchase program.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2009. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,”  “targets,” “estimates,” “looks for,” “looks to” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

ACQUISITION OF OMNITURE

On October 23, 2009, we completed the acquisition of Omniture, Inc. (“Omniture”), an industry leader in Web analytics and online business optimization based in Orem, Utah, for approximately $1.8 billion. We expect the acquisition to have a significant impact on our consolidated financial position, results of operations and cash flows. We expect our revenues, cost of revenues and operating expenses to increase in the future, but we also anticipate revenue and cost saving synergies. Coinciding with the integration of Omniture, we created a new reportable segment for financial reporting purposes. The discussions in this section of the Quarterly Report on Form 10-Q, as well as the financial statements contained herein, reflect the impact of the acquisition. See Note 2 of our Notes to Condensed Consolidated Financial Statements for further information regarding this acquisition.

OPERATIONS OVERVIEW

Effective in the first quarter of fiscal 2010, to better align our marketing efforts and go-to-market strategies, we moved management responsibility for the Connect Solutions product line from our Knowledge Worker segment to our Enterprise segment. Prior year information has been updated to reflect this change.

During the first quarter of fiscal 2010, we reported strong financial revenue and profit results as compared to the first quarter of fiscal 2009. Our worldwide business continued to experience stability that we initially started to see during the last half of fiscal 2009. With a more stable economic environment in our major markets, end-user demand for most of our products, including our Adobe Creative Suite family of products and our Adobe Acrobat family of products, improved during the quarter. Our first quarter fiscal 2010 financial results also benefitted from an extra week in the quarter due to our 52/53 week financial calendar whereby fiscal 2010 is a 53-week year compared with fiscal 2009 which was a 52-week year.

    In our Creative Solutions segment, hobbyist product revenue was strong, and revenue for our CS4 family of products, which began shipping in our fourth quarter of fiscal 2008, remained stable. However, overall CS4 product family revenue continued to lag the revenue achieved for the equivalent CS3 products for the comparable period of time by approximately 20%. We attribute this overall product family weakness to the economic conditions which affected the business throughout fiscal 2009. In the second quarter of fiscal 2010, we expect to ship new CS5 versions of our creative professional family of products.

Our Knowledge Worker segment experienced a pick-up in demand for our Acrobat product family in the first quarter of fiscal 2010 as compared to first quarter of fiscal 2009. We attribute this improvement to the stable and improving economic conditions in the major markets and geographies where we focus on Acrobat adoption.

Our Enterprise segment grew slightly on a year-over-year basis. Adoption and revenue strength of our Connect web-conferencing solutions offset weaker-than-expected revenue for our LiveCycle family of products – which we attribute to longer sales cycles, as well as lower LiveCycle OEM partner revenue.

In our Omniture business, the success and momentum we experienced in the fourth quarter of fiscal 2009 continued into the first quarter of fiscal 2010. We achieved stronger-than-expected revenue in the first quarter of fiscal 2010, driven by variable subscription revenues, consulting services and certain fees recognized as revenue only upon cash collection. Also contributing to the increase in revenue was the favorable impact of an extra week in the quarter.

Our Platform and our Print and Publishing business segments achieved revenue results in the first quarter of fiscal 2010 which were consistent with our expectations.

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

With the exception of the discussion below, there have been no significant changes in our critical accounting policies and estimates during the three months ended March 5, 2010, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 27, 2009.

Revenue Recognition

We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine the fair value of each element using the selling price hierarchy of vendor-specific objective evidence (“VSOE”), third-party evidence (“TPE”) or estimated selling price (“ESP”), as applicable; and (4) allocate the total price among the various elements based on the relative selling price method.  Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for certain multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•
require an entity to allocate revenue in an arrangement using the best estimated selling price (“BESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting guidance at the beginning of our fiscal quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after November 27, 2009.

For multiple element arrangements that contain non-software related elements, for example our software as a service (“SaaS”) offerings, we allocate revenue to each non-software element based upon the relative selling price of each and if software and software-related elements are also included in the arrangement, to those elements as a group based on our BESP for the group. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our BESP for that deliverable.  Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element. The manner in which we account for multiple element arrangements that contain only software and software-related elements remains unchanged.

Consistent with our methodology under previous accounting guidance, we determine VSOE of fair value for each element based on historical stand-alone sales to third-parties or from the stated renewal rate for the elements contained in the initial software license arrangement.

In certain instances, we were not able to establish VSOE for all deliverables in an arrangement with multiple elements.  This may be due to us infrequently selling each element separately, not pricing products or services within a narrow range, or only having a limited sales history. When VSOE cannot be established, we attempt to establish the selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our offerings contain significant differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to obtain TPE of selling price.

When we are unable to establish selling prices using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

We determine BESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of BESP is made through consultation with and formal approval by our management, taking into consideration our go-to-market strategy.

We regularly review VSOE and have established a review process for TPE and BESP and maintain internal controls over the establishment and updates of these estimates. There was no material impact to revenue during the three months ended March 5, 2010 resulting from changes in VSOE, TPE or BESP, nor do we expect a material impact from such changes in the near term.

Given the nature of our transactions, which are primarily software and software-related, our go-to-market strategies and our pricing practices, total net revenue as reported during the three months ended March 5, 2010 is materially consistent with total net revenue that would have been reported if the transactions entered into or materially modified after November 27, 2009 were subject to previous accounting guidance.

The new accounting standards for revenue recognition, if applied in the same manner to the year ended November 27, 2009, would not have had a material impact on total net revenues for that fiscal year. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenues in periods after the initial adoption. However, we expect that this new accounting guidance will facilitate our efforts to optimize our offerings due to better alignment between the economics of an arrangement and the accounting. This may lead to us to engage in new go-to-market practices in the future. In particular, we expect that the new accounting standards will enable us to better integrate products and services without VSOE into existing offerings and solutions. As these go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and BESP. As a result, our future revenue recognition for multiple element arrangements could differ materially from the results in the current period. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition, but will not change the total revenue recognized on the contract. We are currently unable to determine the impact that the newly adopted accounting principles could have on our revenue as these go-to-market strategies evolve.

In addition to multiple element arrangements, we must estimate certain royalty revenue amounts due to the timing of securing information from our customers. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, our assumptions and judgments regarding future products and services as well as our estimates of royalty revenue could differ from actual events, thus materially impacting our financial position and results of operations.

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

Our consulting revenue is recognized using the proportionate performance method and a time and materials basis and is measured monthly based on input measures, such as on hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Accordingly, our estimates of consulting revenue could differ from actual events and may materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

Revenue for the Three Months Ended March 5, 2010 and February 27, 2009 (dollars in millions)

	2010	2009
Product	$703.9	$729.9
Percentage of total revenue	82%	93%
Subscription	95.5	12.3
Percentage of total revenue	11%	1%
Services and support	59.3	44.2
Percentage of total revenue	7%	6%
Total revenue	$858.7	$786.4

As described in Note 18 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Creative Solutions, Knowledge Worker, Enterprise, Omniture, Platform, and Print and Publishing.

Our subscription revenue is comprised primarily of fees we charge for our hosted service offerings including our hosted online business optimization services. We recognize subscription revenues ratably over the term of agreements with our customers, beginning on the commencement of the service. Of the $95.5 million in subscription revenue, approximately $77 million is from our Omniture segment with the remaining amount representing our other business offerings.

Our services and support revenue is comprised of consulting, training and maintenance and support, primarily related to the licensing of our enterprise, developer and platform products and the sale of our hosted online business optimization services. Our support revenue also includes technical support and developer support to partners and developer organizations related to our desktop products. Our maintenance and support offerings which entitle customers to receive product upgrades and enhancements or technical support, depending on the offering, are recognized ratably over the term of the arrangement.

Segment Information (dollars in millions)

	2010	2009	Percent Change
Creative Solutions	$432.0	$460.7	(6)%
Percentage of total revenue	50%	59%
Knowledge Worker	165.9	149.9	11%
Percentage of total revenue	19%	19%
Enterprise	79.9	77.1	4%
Percentage of total revenue	9%	10%
Omniture	87.7	—	*
Percentage of total revenue	10%	—%
Platform	46.6	52.3	(11)%
Percentage of total revenue	6%	7%
Print and Publishing	46.6	46.4	*
Percentage of total revenue	6%	5%
Total revenue	$858.7	$786.4	9%
_________________________________________

*	Percentage is not meaningful.

Revenue from Creative Solutions decreased $28.7 million during the three months ended March 5, 2010, as compared to the three months ended February 27, 2009. This year-over-year decrease was driven largely by a 12% decline in Creative Suites related revenue and a decline of 2% in Photoshop point product revenue. A significant factor in these year-over-year declines was the Japanese launch (as well as other foreign language releases) of the CS4 family of products in the year-ago quarter. No comparable launch occurred in the first quarter of fiscal 2010. The overall number of units licensed for Creative Solutions remained relatively stable while unit average selling prices increased slightly when compared to the three months ended February 27, 2009.

Revenue from Knowledge Worker increased $16.0 million during the three months ended March 5, 2010, as compared to the three months ended February 27, 2009. We attribute this improvement to the stable and improving economic conditions in the major markets and geographies where we focus on Acrobat adoption in addition to an increase in the number of units licensed. Unit average selling prices, excluding large enterprise license agreement (“ELA”) deals, have remained relatively stable for the three months ended March 5, 2010, as compared to the three months ended February 27, 2009.

Revenue from Enterprise increased $2.8 million during the three months ended March 5, 2010, as compared to the three months ended February 27, 2009. The increase was primarily due to strong growth with our Connect family of product solutions, which offset modest weakness in our LiveCycle family of products – which we attribute to longer LiveCycle sales cycles, as well as lower LiveCycle OEM partner revenue.

We acquired Omniture in the fourth quarter of fiscal 2009, and as such, there is no three months ended February 27, 2009 period with which to compare Omniture’s revenue for three months ended March 5, 2010.

Revenue from Platform decreased $5.7 million during the three months ended March 5, 2010, as compared to the three months ended February 27, 2009. This expected decrease was primarily due to lower revenue from our Mobile Client products.

Revenue from Print and Publishing increased $0.2 million during the three months ended March 5, 2010, as compared to the three months ended February 27, 2009.

Geographical Information (dollars in millions)

	2010	2009	Percent Change
Americas	$408.4	$326.1	25%
Percentage of total revenue	48%	41%
EMEA	275.4	277.5	(1)%
Percentage of total revenue	32%	35%
Asia	174.9	182.8	(4)%
Percentage of total revenue	20%	24%
Total revenue	$858.7	$786.4	9%

Overall revenue for the three months ended March 5, 2010 increased when compared to the three months ended February 27, 2009, primarily due to the addition of Omniture revenue based on our acquisition of Omniture in the fourth quarter of fiscal 2009. Increased revenue in our Knowledge Worker business segment and strength with our creative hobbyist products and Connect Solutions also contributed to the year-over-year growth. This was offset by a decrease in our Creative Solutions tools due to no comparable launch occurring in the first quarter of fiscal 2010.

Revenue in the Americas increased $82.3 million during the three months ended March 5, 2010, as compared to the three months ended February 27, 2009, for the same reasons as noted above.

Revenue in EMEA decreased $2.1 million during the three months ended March 5, 2010, as compared to the three months ended February 27, 2009, primarily due to the fact that we were in the midst of shipping new versions of our CS4 family of products in the first quarter of fiscal 2009 and no comparable launch occurred in the first quarter of fiscal 2010.

Revenue in Asia decreased $7.9 million during the three months ended March 5, 2010, as compared to the three months ended February 27, 2009, primarily due to the fact that we were in the midst of shipping new versions of our CS4 family of products in the first quarter of fiscal 2009 and no comparable launch occurred in the first quarter of fiscal 2010.

Included in the overall increase in revenue were impacts associated with foreign currency. Due to the strength of the Euro and British pound against the U.S. dollar, revenue in EMEA measured in U.S. dollars was favorably impacted by $18.1 million during the three months ended March 5, 2010 as compared to the same reporting period last year.  Of that, $16.1 million was attributable to the Euro and $2.0 million was attributable to the British pound.  Due to the strength of the Yen against the U.S. dollar, revenue in Asia measured in U.S. dollars was favorably impacted by $1.7 million during the three months ended March 5, 2010 as compared to the same reporting period last year. Our currency hedging program is used to mitigate a portion of the adverse foreign currency impacts to revenue, currently through the use of purchased foreign currency options. Due to the favorable currency impacts described above, during the three months ended March 5, 2010 no hedge benefits were realized from this program.

Product Backlog

The actual amount of product backlog at any particular time may not be a meaningful indicator of future business prospects. Shippable backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. Our shippable backlog for the first quarter of fiscal 2010 was approximately 6% of first quarter fiscal 2010 revenue. Our shippable backlog for the fourth quarter of fiscal 2009 was approximately 9% of fourth quarter fiscal 2009 revenue.

Cost of Revenue for the Three Months Ended March 5, 2010 and February 27, 2009 (dollars in millions)

	2010	2009	Percent Change
Product	$23.6	$51.5	(54)%
Percentage of total revenue	3%	7%
Subscription	45.7	7.5	509%
Percentage of total revenue	5%	1%
Services and support	20.1	18.4	9%
Percentage of total revenue	2%	2%
Total cost of revenue	$89.4	$77.4	16%

Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue decreased due to the following:

Percent Change 2009 to 2010 QTD
Amortization of purchased intangibles	(21)%
Localization costs related to our product launches	(16)
Excess and obsolete inventory	(11)
Royalty cost	(6)
Various individually insignificant items	—
Total change	(54)%

Amortization of purchased intangibles decreased during the three months ended March 5, 2010, as compared to the three months ended February 27, 2009, primarily due to amortization of approximately $11.6 million associated with the intangible assets purchased through our Macromedia acquisition which were fully amortized at the end of fiscal 2009.

The decrease in localization costs was primarily due to CS4 products becoming fully amortized at the end of fiscal 2009.

The decrease in excess and obsolete inventory was primarily related to certain localized languages of our CS3 products, which became obsolete and were disposed of during the first quarter of fiscal 2009 and did not recur in the first quarter of fiscal 2010. In addition, the decrease was due to lower excess inventory levels.

Royalty costs related to obligations to certain key vendors that were incurred in the first quarter of fiscal 2009 and did not recur in the first quarter of fiscal 2010.

Subscription

Cost of subscription revenue consists of expenses related to operating our network infrastructure, including depreciation expenses and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel, amortization of intangible assets and allocated overhead. We enter into contracts with third-parties for the use of their data center facilities and our data center costs largely consist of the amounts we pay to these third-parties for rack space, power and similar items.

Cost of subscription revenue increased during the three months ended March 5, 2010, as compared to the three months ended February 27, 2009 as a result of our acquisition of Omniture in the fourth quarter of fiscal 2009 and the addition of its related data center costs. Also included in cost of subscription revenue for the three months ended March 5, 2010 is $15.2 million of amortization expense related to intangible assets acquired in conjunction with this acquisition.

Services and Support

Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased during the three months ended March 5, 2010, as compared to the three months ended February 27, 2009, primarily due to increases in compensation and related benefits driven by additional headcount as a result of our acquisition of Omniture.

Operating Expenses for the Three Months Ended March 5, 2010 and February 27, 2009 (dollars in millions)

Research and Development, Sales and Marketing, and General and Administrative Expenses

The increase in research and development, sales and marketing and general and administrative expenses during the three months ended March 5, 2010 was primarily driven by increases in compensation expense due to additional headcount as a result of our acquisition of Omniture in addition to higher employee compensation including bonuses based on company performance to date as compared to the three months ended February 27, 2009.

Research and Development

	2010	2009	Percent Change
Expenses	$174.3	$149.9	16%
Percentage of total revenue	20%	19%

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased due to the following:

Percent Change 2009 to 2010 QTD
Compensation associated with incentive compensation and stock-based compensation	9%
Compensation and related benefits associated with headcount growth	5
Various individually insignificant items	2
Total change	16%

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

Sales and Marketing

	2010	2009	Percent Change
Expenses	$297.3	$249.5	19%
Percentage of total revenue	35%	32%

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

Sales and marketing expenses increased due to the following:

Percent Change 2009 to 2010 QTD
Compensation associated with incentive compensation and stock-based compensation	12%
Compensation and related benefits associated with headcount growth	9
Marketing spending related to product launches and overall marketing efforts to further increase revenue	(3)
Various individually insignificant items	1
Total change	19%

General and Administrative

	2010	2009	Percent Change
Expenses	$91.0	$74.1	23%
Percentage of total revenue	11%	9%

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

General and administrative expenses increased due to the following:

Percent Change 2009 to 2010 QTD
Compensation associated with incentive compensation and stock-based compensation	11%
Compensation and related benefits associated with headcount growth	8
Provision for bad debts	(3)
Professional and consulting fees	3
Depreciation and amortization	2
Various individually insignificant items	2
Total change	23%

Restructuring Charges

	2010	2009	Percent Change
Expenses	$11.6	$12.3	(6)%
Percentage of total revenue	1%	2%

Fiscal 2009 Restructuring Plan

On November 10, 2009, in order to appropriately align our costs in connection with our fiscal 2010 operating plan, we initiated a restructuring plan consisting of reductions of up to approximately 630 full-time positions worldwide and the consolidation of facilities. The restructuring activities related to this plan affected only those employees that were associated with Adobe prior to the acquisition of Omniture on October 23, 2009.

In the first quarter of fiscal 2010, we continued to implement restructuring activities under this plan. We vacated approximately 8,000 square feet of sales facilities in Australia, Canada, Denmark and the U.S. We accrued $0.4 million for the fair value of our future contractual obligations under these operating leases and we expect to pay these facilities-related liabilities through fiscal 2011. Additionally, we recorded charges of $11.9 million for termination benefits for the elimination of approximately 159 of the remaining full-time positions expected to be terminated worldwide. The remaining accrual associated with these ongoing termination benefits is expected to be paid during fiscal 2010. We also recorded favorable adjustments of $1.1 million to reflect reductions in previously recorded estimates of $0.7 million and fluctuations related to foreign currency translation of $0.4 million.

Fiscal 2008 Restructuring Plan

In the fourth quarter of fiscal 2008, we initiated a restructuring program, consisting of reductions in workforce of approximately 560 full-time positions globally and the consolidation of facilities, in order to reduce our operating costs and focus our resources on key strategic priorities.

In the first quarter of fiscal 2009, we continued to implement restructuring activities under this program. We vacated approximately 89,000 square feet of research and development and sales facilities in the U.S., the United Kingdom and Canada. We accrued $8.5 million for the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate, estimated at approximately 6% as of the date we ceased to use the leased properties. This amount is net of the fair value of future estimated sublease income of approximately $4.4 million. We also recorded additional charges of $3.4 million for termination benefits for the elimination of substantially all of the remaining 100 full-time positions expected to be terminated.

We expect to pay facilities-related liabilities through fiscal 2013 and the remaining liabilities associated with termination benefits in the second quarter of fiscal 2010.

See Note 11 of our Notes to Condensed Consolidated Financial Statements for further information regarding our restructuring plans.

Amortization of Purchased Intangibles

	2010	2009	Percent Change
Expenses	$18.2	$15.4	18%
Percentage of total revenue	2%	2%

Amortization expense increased during the three months ended March 5, 2010, as compared to the three months ended February 27, 2009 as a result of intangible assets purchased through our acquisition of Omniture in the fourth quarter of fiscal 2009 offset by a decrease in amortization associated with the intangible assets purchased through our Macromedia acquisition which were fully amortized at the end of fiscal 2009.

Non-Operating Income (Expense) for the Three Months Ended March 5, 2010 and February 27, 2009 (dollars in millions)

	2010	2009	Percent Change
Interest and other income, net	$0.6	$13.3	(95)%
Percentage of total revenue	*	2%
Interest expense	(7.7)	(0.8)	863%
Percentage of total revenue	(1)%	*
Investment gains (losses), net	(3.5)	(17.3)	(80)%
Percentage of total revenue	*	(2)%
Total non-operating income (expense), net	$(10.6)	$(4.8)	(121)%
_________________________________________

*	Percentage is not meaningful.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income, net also includes foreign exchange gains and losses, including those from hedging revenue transactions primarily denominated in Japanese Yen and Euro currencies.

Interest and other income, net, decreased during the three months ended March 5, 2010 as compared to the three months ended February 27, 2009 due to lower average interest rates, partially offset by an increase in average investment balances, as well as increased foreign currency losses.

Interest Expense

In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). As of November 27, 2009, we had an outstanding credit facility of $1.0 billion, which we repaid on February 1, 2010 with a portion of the proceeds from our Notes. The increase in interest expense is primarily due to interest associated with higher borrowings resulting from the issuance of the Notes as well as an increase in our average borrowing rate due to the Notes.

Investment Gains (Losses), Net

Investment gains (losses), net, consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities, unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities), and gains and losses of Adobe Ventures. Our net investment losses for the three months ended March 5, 2010 decreased primarily due to other-than-temporary impairment charges on certain of our direct investments during the three months ended February 27, 2009 that did not recur during the three months ended March 5, 2010.

Provision for Income Taxes for the Three Months Ended March 5, 2010 and February 27, 2009 (dollars in millions)

	2010	2009	Percent Change
Provision	$39.1	$46.7	(16)%
Percentage of total revenue	5%	6%
Effective tax rate	23.5%	23.0%

Our effective tax rate increased approximately one percentage point during the three months ended March 5, 2010 as compared to the three months ended February 27, 2009. The increase was primarily related to the expiration of the U.S. research and development credit on December 31, 2009.

Accounting for Uncertainty in Income Taxes

The gross liability for unrecognized tax benefits at March 5, 2010 was $217.5 million, exclusive of interest and penalties. If the total unrecognized tax benefits at March 5, 2010 were recognized in the future, $200.2 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $17.3 million federal benefit related to deducting certain payments on future tax returns.

As of March 5, 2010, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $16.2 million. This amount is included in non-current income taxes payable.

The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits equal to $0 to approximately $13 million. These amounts would decrease income tax expense as a result of our adoption of new accounting standards related to business combinations in fiscal 2010.

Repatriation of Undistributed Foreign Earnings

In December 2009, we repatriated $700 million of undistributed foreign earnings for which a deferred tax liability had been previously accrued. As such, a long-term deferred tax liability of approximately $200 million was reclassified to current income taxes payable.

Recent Accounting Pronouncements Not Yet Effective

Fair Value Measurements

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We will adopt the new disclosures in the second quarter of fiscal 2010 and the Level 3 requirements in the first quarter of fiscal 2012. We do not believe the adoption of this guidance will have a material impact to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

This data should be read in conjunction with our Condensed Consolidated Statements of Cash flows.

(in millions)	March 5, 2010	November 27, 2009
Cash, cash equivalents and short-term investments	$2,672.4	$1,904.5
Working capital	$2,276.4	$1,629.1
Stockholders’ equity	$5,171.4	$4,890.6

A summary of our cash flows is as follows (in millions):

	March 5, 2010	February 27, 2009
Net cash provided by operating activities	$259.8	$365.7
Net cash used for investing activities	(208.7)	(131.5)
Net cash provided by financing activities	540.2	28.7
Effect of foreign currency exchange rates on cash and cash equivalents	(1.3)	(0.4)
Net increase in cash and cash equivalents	$590.0	$262.5

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll related expenses; general operating expenses including marketing, travel and office rent; and cost of product revenue. Other sources of cash are proceeds from the exercise of employee options and participation in the employee stock purchase plan (“ESPP”). Another use of cash is our stock repurchase program, which is described below.

Cash Flows from Operating Activities

Net cash provided by operating activities of $259.8 million for the three months ended March 5, 2010, was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with decreases in trade receivables and increases in income taxes payable and deferred revenue. Trade receivables decreased primarily from revenue that was shipped in the second half of the fourth quarter of fiscal 2009 and collected during the first quarter of fiscal 2010. Income taxes payable increased primarily due to reclassifications in tax liabilities associated largely with the repatriation of undistributed foreign earnings. Increases in deferred revenue related primarily to net activity from our acquisition of Omniture and the related renewal of calendar-year based contracts in addition to our free of charge upgrades for our CS5 product launch in the second quarter of fiscal 2010, as well as increases in maintenance and support orders.

The primary working capital uses of cash were decreases in accrued expenses, accrued restructuring and trade payables. Accrued expenses decreased primarily due to the adoption of a new vacation policy which eliminated the vacation accrual for exempt employees in the U.S. beginning in the first quarter of fiscal 2010. Accrued restructuring decreased primarily due to payments related to the 2009 and Omniture restructuring plans that were initiated in the fourth quarter of fiscal 2009, offset in part by new charges.

Cash Flows from Investing Activities

Net cash used for investing activities of $208.7 million for the three months ended March 5, 2010, was primarily due to purchases of short-term investments, offset in part by maturities and sales of short-term investments.

Other uses of cash during the three months ended March 5, 2010 represented purchases of property and equipment and long-term investments and other assets, offset in part by a decrease in our restricted cash balance (in “Other” on our Condensed Consolidated Statements of Cash Flows) and proceeds from the sale of equity securities.

Cash Flows from Financing Activities

In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 and $900.0 million of 4.75% senior notes due February 1, 2020. Our proceeds were approximately $1.494 billion which is net of an issuance discount of $6.561 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. The proceeds from this offering are available for general corporate purposes. As of March 5, 2010, the amount outstanding under the Notes was $1.494 billion, which is included in long-term liabilities on our Condensed Consolidated Balance Sheets. See Note 16 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

On February 1, 2010, we used $1.0 billion of the proceeds from the Notes offering to pay the outstanding balance on our credit facility, and as of March 5, 2010, this facility has no outstanding balance. We are in compliance with all of our covenants under our credit facility and the entire $1.0 billion credit line under this facility remains available for borrowing.

Net cash from financing activities of $540.2 million for the three months ended March 5, 2010, was primarily due to proceeds from our Notes and treasury stock issuances, offset in part by payment of the outstanding balance on our credit facility.

We expect to continue our investing activities, including short-term and long-term investments, venture capital, facilities expansion and purchases of computer systems for research and development, sales and marketing, product support and administrative staff. Furthermore, cash reserves may be used to repurchase stock under our stock repurchase program and to strategically acquire companies, products or technologies that are complementary to our business.

Restructuring

During the past several years, we have initiated the following four restructuring plans, two of which were the result of large acquisitions:

•	Fiscal 2009 Restructuring Plan
•	Fiscal 2008 Restructuring Plan
•	Omniture Restructuring Plan
•	Macromedia Restructuring Plan

At March 5, 2010, we have accrued total restructuring charges of approximately $25.9 million of which approximately $13.4 million relates to ongoing termination benefits and contract terminations and are expected to be paid during fiscal 2010. The remaining $12.5 million relates to the cost of closing redundant facilities and are expected to be paid through fiscal 2013.

During the first quarter of fiscal 2010, we made payments related to the above restructuring plans totaling approximately $30.3 million which consisted of approximately $28.5 million related to termination benefits and contract terminations and approximately $1.8 million related to the cost of closing redundant facilities.

We believe that our existing cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet the cash outlays for the restructuring actions described above.

See Note 11 of our Notes to Condensed Consolidated Financial Statements for more detailed information regarding our restructuring plans.

Other Liquidity and Capital Resources Considerations

Our existing cash, cash equivalents and investment balances may fluctuate during the remainder of fiscal 2010 due to changes in our planned cash outlay, including changes in incremental costs such as direct and integration costs related to the Omniture acquisition. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

At March 5, 2010, the amount outstanding under the Notes was $1.494 billion. On February 1, 2010, we used $1.0 billion of the proceeds from this offering to pay the outstanding balance on our credit facility. The remainder of the proceeds from this offering are available for general corporate purposes. There is no outstanding balance under our credit facility and the entire $1.0 billion credit line under this facility remains available for borrowing.

We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 49% of our consolidated invested balances during the first quarter of fiscal 2010. Within the U.S., the portfolio is invested primarily in money market funds for working capital purposes. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury securities.

Stock Repurchase Program

We did not enter into any new structured repurchase agreements during the three months ended March 5, 2010 and February 27, 2009. We have previously entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval, and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended March 5, 2010, we repurchased approximately 1.7 million shares at an average price per share of $36.21 through structured repurchase agreements entered into during fiscal 2009. During the three months ended February 27, 2009, we repurchased approximately 5.0 million shares at an average price of $22.79 through structured repurchase agreements entered into during fiscal 2008.

Subsequent to March 5, 2010, as part of our stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $250.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. See Notes 12 and 19 of our Notes to Condensed Consolidated Financial Statements for further discussion of our stock repurchase program.

Refer to Part II, Item 2 in this report for share repurchases during the quarter ended March 5, 2010.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended November 27, 2009. Our principal commitments as of March 5, 2010 consist of obligations under operating leases, royalty agreements and various service agreements. Except as discussed below, there have been no significant changes in those obligations during the first quarter of fiscal 2010. See Notes 15 and 16 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

Notes

In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 and $900.0 million of 4.75% senior notes due February 1, 2020. As of November 27, 2009, we had an outstanding credit facility of $1.0 billion which we repaid on February 1, 2010 using the proceeds from the Notes.

Interest on the Notes are payable semi-annually, in arrears on February 1 and August 1, commencing on August 1, 2010. At March 5, 2010, our maximum commitment for interest payments under the Notes was $525.0 million. See Note 16 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

Financial Covenants

Our credit facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. Our leases for the East and West Towers and the Almaden Tower are both subject to standard covenants including certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of March 5, 2010, we were in compliance with all of our covenants. Our Notes do not contain any financial covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

    The lease agreements for our corporate headquarters provide for residual value guarantees. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Condensed Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to our Condensed Consolidated Statements of Income over the life of the leases. As of March 5, 2010 and November 27, 2009, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $1.2 million and $1.3 million, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no significant changes in our market risk exposures for the three months ended March 5, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of March 5, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In October 2009, we acquired Omniture, Inc. We do not expect this acquisition to materially affect our internal controls over financial reporting. We have expanded the scope of a number of our internal processes to include the former operations of Omniture that were not yet fully integrated into our existing internal control processes at March 5, 2010. There were no other changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 15 “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements regarding our legal proceedings.

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

We offer our desktop application-based products primarily on Windows and Macintosh platforms. We generally offer our server-based products on the Linux platform as well as the Windows and UNIX platforms. To the extent that there is a slowdown of customer purchases of personal computers on either the Windows or Macintosh platform or in general, to the extent that we have difficulty transitioning product or version releases to new Windows and Macintosh operating systems, or to the extent that significant demand arises for our products or competitive products on other platforms before we choose and are able to offer our products on these platforms our business could be harmed. Additionally, to the extent new releases of operating systems or other third-party products, platforms or devices, such as the Apple iPhone or iPad, make it more difficult for our products to perform, and our customers are persuaded to use alternative technologies, our business could be harmed.

Introduction of new products, services and business models by existing and new competitors could harm our competitive position and results of operations.

The markets for our products and services are characterized by intense competition, evolving industry standards and business models, disruptive software and hardware technology developments, frequent new product and service introductions, short product and service life cycles, price cutting, with resulting downward pressure on gross margins, and price sensitivity on the part of consumers. Our future success will depend on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological changes. For example, certain versions of Microsoft Windows operating systems contain a fixed document format, XPS, which competes with Adobe PDF. Additionally, certain versions of Microsoft Office offer a feature to save Microsoft Office documents as PDF files, which competes with Adobe PDF creation. Microsoft Expression Studio competes with our Adobe Creative Suite family of products and Microsoft Silverlight and Visual Studio, Web development tools for RIAs, compete with Adobe Flash, Adobe Flex and Adobe AIR. Oracle’s (formerly Sun’s) JavaFX, alternative approaches to deploying RIAs, compete with Adobe Flash and Adobe AIR. Additionally, HTML5 specifies scripting application programming interfaces which if broadly implemented in browsers could compete with Adobe Flash. Companies, such as Google, Sun, Apple and Microsoft, may introduce competing software offerings for free or open source vendors may introduce competitive products. In addition, recent advances in computing and communications technologies have made the SaaS, or on-demand, business model viable. SaaS allows companies to provide applications, data and related services over the Internet. Providers use primarily advertising or subscription-based revenue models. We are developing and deploying our own SaaS strategies through various business units, including our Omniture business unit, but there are significant competitors in this area as well. For instance, our Omniture Online Marketing Suite competes with Google Analytics, which Google offers free of charge, and other competitive SaaS offerings from companies such as Coremetrics, Yahoo! and WebTrends. If any competing products or services in these areas achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of our Annual Report on Form 10-K for fiscal year 2009.

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

         From time to time we open source certain of our technology initiatives, provide broader open access to our technology, such as opening access to certain of our technologies as part of our Open Screen Project (“OSP”) initiative, and release selected technology for industry standardization. These changes may have negative revenue implications and make it easier for our competitors to produce products or services similar to ours. If we are unable to respond to these competitive threats, our business could be harmed.

We are also devoting significant resources to the development of technologies and service offerings in markets where we have a limited operating history, including the enterprise, government and mobile and non-pc device markets. In the enterprise and government markets, we intend to increase our focus on vertical markets such as education, financial services, manufacturing, and the architecture, engineering and construction markets and horizontal markets such as training and marketing. These new offerings and markets require a considerable investment of technical, financial and sales resources, and a scalable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the enterprise, government and mobile and device markets, and greater sales and marketing resources. In the mobile and device markets, our intent is to partner with device makers, manufacturers and telecommunications carriers to embed our technology on their platforms, and in the enterprise and government market our intent is to form strategic alliances with leading enterprise and government solutions and service providers to provide additional resources to further enable penetration of such markets. If we are unable to successfully enter into strategic alliances with device makers, manufacturers, telecommunication carriers and leading enterprise and government solutions and service providers, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted.

The economic downturn and continued uncertainty in the financial markets and other adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our operating results.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Uncertainty about future economic and political conditions makes it difficult for us to forecast operating results and to make decisions about future investments. For example, the direction and relative strength of the global economy continues to be uncertain. If economic growth in the U.S. and other countries continues to be slow and does not improve, many customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in continued reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition.

The recent global financial crisis that affected the banking system and financial markets and the possibility that financial institutions may continue to consolidate or cease to do business could again result in a tightening in the credit markets, a low level of liquidity in many financial markets, and increased volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of certain of our key distributors, resellers, OEMs, retailers and systems integrators, ISVs and VARs (collectively referred to as “distributors”), which could impair our distribution channels, inability of customers, including our distributors, to obtain credit to finance purchases of our products and services, and failure of derivative counterparties and other financial institutions, which could negatively impact our treasury operations. Other income and expense could also vary from expectations depending on gains or losses realized on the sale or exchange of financial instruments, impairment charges related to investment securities as well as equity and other investments, interest rates, cash balances, and changes in fair value of derivative instruments. Any of these events would likely harm our business, results of operations and financial condition.

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

We have in the past and may in the future acquire additional companies, products or technologies. Most recently, we completed the acquisition of Omniture in October 2009. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. These risks include:

•	difficulty in integrating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products or services;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	entry into markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges;

•	difficulty integrating the acquired company’s accounting, management information, human resources and other administrative systems;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	inability to take advantage of anticipated tax benefits as a result of unforeseen difficulties in our integration activities;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential additional exposure to fluctuations in currency exchange rates;

•	potential impairment of our relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;

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

Additionally, we take significant measures to protect the secrecy of our confidential information and trade secrets, including our source code. If unauthorized disclosure of our source code occurs through security breach or attack, or otherwise, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third-parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors, and partners. However there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations it may be difficult and/or costly for us to enforce our rights.

Security vulnerabilities in our products and systems could lead to reduced revenues or to liability claims.

Maintaining the security of computers and computer networks is a critical issue for us and our customers. Hackers develop and deploy viruses, worms, and other malicious software programs that attack our products and systems, including our internal network. Although this is an industry-wide problem that affects computers and products across all platforms, it affects our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. Critical vulnerabilities have been identified in certain of our products. These vulnerabilities could cause the application to crash and could potentially allow an attacker to take control of the affected system.

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

A significant amount of our revenue for application products is from two distributors, Ingram Micro, Inc. and Tech Data Corporation, which represented 15% and 6% of our net revenue for the first quarter of fiscal 2010, respectively. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and Tech Data and their subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In the first quarter of fiscal 2010, no single agreement with these distributors was responsible for over 10% of our total net revenue. If any one of our agreements with these distributors were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.

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

We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Website for our development, marketing, operational, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, power loss, telecommunications failure, cyber attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data and could prevent us from fulfilling our customers’ orders. Our corporate headquarters, a significant portion of our research and development activities, certain of our data centers, and certain other critical business operations are located in the San Francisco Bay Area, which is near major earthquake faults. We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

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

In addition, approximately 44% of our employees are located outside the U.S. This means we have exposure to changes in foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes, which likely would have a direct impact on our operating costs. We also intend to continue expansion of our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively, or as quickly as our competitors, in these markets and our revenues may not increase to offset these expected increases in costs and operating expenses, which would cause our results to suffer.

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

Our operating results are subject to fluctuations in foreign currency exchange rates. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We have established a hedging program to partially hedge our exposure to foreign currency exchange rate fluctuations for various currencies. We regularly review our hedging program and make adjustments as necessary based on the judgment factors discussed above. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.

We have issued $1.5 billion of notes in a debt offering and may incur other debt in the future, which may adversely affect our financial condition and future financial results.

In the first quarter of fiscal year 2010 we issued $1.5 billion in senior unsecured notes. We also have a $1.0 billion revolving credit facility. Although we have no current plans to request any advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes or for future acquisitions or expansion of our business.

This debt may adversely affect our financial condition and future financial results by, among other things:

•
requiring the dedication of a portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

Our senior unsecured notes and revolving credit facility impose restrictions on us and require us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the lenders or noteholders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable.

In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, an increase in the interest rate payable by us under our revolving credit facility could result. In addition, any downgrades in our credit ratings may affect our ability to obtain additional financing in the future and may affect the terms of any such financing.

Changes in, or interpretations of, accounting principles could result in unfavorable accounting charges.

We prepare our Condensed Consolidated Financial Statements in accordance with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:

•	software and subscription revenue recognition;

•	accounting for stock-based compensation;

•	accounting for income taxes; and

•	accounting for business combinations and related goodwill.

In December 2007, FASB issued revised standards for business combinations, which changes the accounting for business combinations including timing of the measurement of acquirer shares issued in consideration for a business combination, the timing of recognition and amount of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The revised standards for business combinations are effective for financial statements issued for fiscal years beginning after December 15, 2008. The revised standards for business combinations are effective for us beginning the first quarter of fiscal 2010. We currently believe that the adoption of the revised standards for business combinations will result in the recognition of certain types of expenses in our results of operations that we currently capitalize pursuant to existing accounting standards.

In October 2009, the FASB amended the accounting standards for multiple deliverable revenue arrangements to: (1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; (2) require an entity to allocate revenue in an arrangement using BESP of deliverables if a vendor does not have VSOE of selling price or TPE of selling price; and (3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. We elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified after November 27, 2009. The new accounting standards for revenue recognition if applied in the same manner to the year ended November 27, 2009 would not have had a material impact on total net revenues for that fiscal year. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenues in periods after the initial adoption when applied to multiple-element arrangements based on current go-to-market strategies due to the existence of VSOE across certain of our product and service offerings. However, we expect that the new accounting standards will enable us to evolve our go-to-market strategies which could result in future revenue recognition for multiple element arrangements to differ materially from the results in the current period. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition, but will not change the total revenue recognized on the contract. We are currently unable to determine the impact that the newly adopted accounting principles could have on our revenue as these go-to-market strategies evolve.

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

Much of our future success depends on the continued service and availability of our senior management. These individuals have acquired specialized knowledge and skills with respect to Adobe. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the San Francisco Bay Area, where many of our employees are located. We have relied on our ability to grant equity compensation as one mechanism for recruiting and retaining such highly skilled personnel. Accounting regulations requiring the expensing of equity compensation may impair our ability to provide these incentives without incurring significant compensation costs. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed. Effective succession planning is also a key factor for our long-term success. Our failure to enable the effective transfer of knowledge and facilitate smooth transitions with regards to our key employees could adversely affect our long-term strategic planning and execution.

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

Our cash equivalent and short-term investment portfolio as of March 5, 2010 consisted of U.S. treasury securities, bonds of U.S. government agencies, U.S. municipal bonds, government guaranteed bonds, obligations of foreign governments, corporate bonds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of March 5, 2010, we had no material impairment charges associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired.

We may suffer losses from our equity investments which could harm our business.

We have investments and plan to continue to make future investments in privately held companies, many of which are considered to be in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products these companies have under development is typically in the early stages and may never materialize. Our investment activities can impact our net income. Future price fluctuations in these securities and any significant long-term declines in value of any of our investments could reduce our net income in future periods.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the three months ended March 5, 2010. See Note 12 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period(1)	Shares Repurchased(2)	Average Price Per Share	Maximum Number of Shares that May Yet be Purchased Under the Plan
Beginning shares available to be repurchased as of November 27, 2009			132,376,995	(3)
November 28—January 1, 2010
From employees(4)	—	$—
Structured repurchases	1,653,830	$36.21
January 2—January 29, 2010
From employees(4)	549	$35.66
Structured repurchases	—	$—
January 30—March 5, 2010
From employees(4)	—	$—
Structured repurchases	—	$—
Adjustments to repurchase authority for net dilution	—		4,819,445	(5)
Total shares repurchased	1,654,379		(1,654,379)
Ending shares available to be repurchased as of March 5, 2010			135,542,061	(6)

_________________________________________

(1)
In December 1997, our Board of Directors authorized our stock repurchase program which is not subject to expiration. However, this repurchase program is limited to covering net dilution from stock issuances and is subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time.

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

ITEM 6.  EXHIBITS

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Bylaws	8-K	1/13/09	3.1

3.2	Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	7/16/01	3.6

3.2.1	Certificate of Correction of Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	4/11/03	3.6.1

3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/08/03	3.3

4.1	Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-K	7/03/00	1

4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-A/2G/A	5/23/03	7

4.2	Specimen Common Stock Certificate	S-3	1/15/2010	4.3

4.3	Form of Indenture	S-3	1/15/2010	4.1

4.4	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/2010	4.1

10.1	Amended 1994 Performance and Restricted Stock Plan*				X

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.2	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.3	1997 Employee Stock Purchase Plan, as amended*	10-K	1/24/08	10.5

10.4	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.5	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.6	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6

10.7	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37

10.8	2003 Equity Incentive Plan, as amended and restated*	DEF 14A	2/20/09	Appendix A

10.9	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	4/4/08	10.11

10.10	Form of Indemnity Agreement*	10-Q	6/26/09	10.12

10.11	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.12	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/07/04	10.14

10.13	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.14	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.15	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.19

10.16	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.20

10.17	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/07/04	10.11

10.18	2008 Executive Officer Annual Incentive Plan*	8-K	1/30/08	10.4

10.19	2005 Equity Incentive Assumption Plan, as amended and restated*				X

10.20	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	10-Q	4/4/08	10.24

10.21	Allaire Corporation 1997 Stock Incentive Plan*	S-8	03/27/01	4.06

10.22	Allaire Corporation 1998 Stock Incentive Plan*	S-8	03/27/01	4.07

10.23	Allaire Corporation 2000 Stock Incentive Plan*	S-8	03/27/01	4.08

10.24	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09

10.25	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.26	Macromedia, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.07

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.27	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	08/03/01	10.01

10.28	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	08/10/05	4.08

10.29	Form of Macromedia, Inc. Stock Option Agreement*	S-8	08/10/05	4.09

10.30	Middlesoft, Inc. 1999 Stock Option Plan*	S-8	08/17/00	4.09

10.31	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.32	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/08/05	10.01

10.33	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.1

10.34	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.35	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.36	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.37	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.1

10.38	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.2

10.39	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3

10.40	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4

10.41	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.42	First Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of February 11, 2008*	8-K	2/13/08	10.1

10.43	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	8-K	2/13/08	10.2

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.44	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.45	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

10.46	Credit Agreement, dated as of February 16, 2007, among Adobe Systems Incorporated and Certain Subsidiaries as Borrowers; BNP Paribas, Keybank National Association, and UBS Loan Finance LLC as Co-Documentation Agents; JPMorgan Chase Bank, N.A. as Syndication Agent; Bank of America, N.A. as Administrative Agent and Swing Line Lender; the Other Lenders Party Thereto; and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	8/16/07	10.1

10.47	Amendment to Credit Agreement, dated as of August 13, 2007, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	8/16/07	10.2

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.48	Second Amendment to Credit Agreement, dated as of February 26, 2008, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	2/29/08	10.1

10.49	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.50	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.60

10.51	Form of Director Initial Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.61

10.52	Form of Director Annual Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.62

10.53	Description of 2009 Director Compensation*	10-K	1/23/09	10.63

10.54	2009 Performance Share Program Award Calculation Methodology*	8-K	1/29/09	10.3

10.55	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

10.56	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.57	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B

10.58	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C

10.59	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	08/06/09	10.3

10.60	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9

10.61	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10

10.62	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5

10.63	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6

10.64	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A

10.65	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.66	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7

10.67	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.5

10.68	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.6

10.69	Touch Clarity Limited 2006 U.S. Stock Plan*	S-8	3/16/07	99.7

10.70	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan*	S-8	3/16/07	99.8

10.71	Description of 2010 Director Compensation*	10-K	1/22/10	10.71

10.72	Form of Performance Share Program Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.2

10.73	2010 Performance Share Program Award Calculation Methodology pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.3

10.74	Fiscal Year 2010 Executive Annual Incentive Plan*	8-K	1/29/10	10.4

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†	X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†	X

101.INS	XBRL Instance††	X

101.SCH	XBRL Taxonomy Extension Schema††	X

101.CAL	XBRL Taxonomy Extension Calculation††	X

101.LAB	XBRL Taxonomy Extension Labels††	X

101.PRE	XBRL Taxonomy Extension Presentation††	X

101.DEF	XBRL Taxonomy Extension Definition††	X

_________________________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.21 through 10.32 are to filings made by Macromedia, Inc. References to Exhibits 10.56 through 10.70 are to filings made by Omniture, Inc.

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

    Date: April 9, 2010

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:

Adobe
Adobe AIR
Acrobat
Adobe Connect
AIR
ColdFusion
Creative Suite
Flash
Flash Builder
Flash Lite
Flex
LiveCycle
Omniture
Open Screen Project
Photoshop

    All other trademarks are the property of their respective owners.