Form 10-Q
period 2010-06-04
ADOBE SYSTEMS INC
filed 2010-07-02
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 4, 2010

or

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

    The number of shares outstanding of the registrant’s common stock as of June 25, 2010 was 525,224,418.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 4, 2010	November 27, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,137,606	$999,487
Short-term investments	1,507,116	904,986
Trade receivables, net of allowances for doubtful accounts of $14,295 and $15,225, respectively	439,151	410,879
Deferred income taxes	70,955	77,417
Prepaid expenses and other current assets	121,243	80,855
Total current assets	3,276,071	2,473,624
Property and equipment, net	407,621	388,132
Goodwill	3,488,252	3,494,589
Purchased and other intangibles, net	447,372	527,388
Investment in lease receivable	207,239	207,239
Other assets	180,376	191,265
Total assets	$8,006,931	$7,282,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$50,273	$58,904
Accrued expenses	468,587	419,646
Accrued restructuring	16,504	37,793
Income taxes payable	71,978	46,634
Deferred revenue	362,566	281,576
Total current liabilities	969,908	844,553
Long-term liabilities:
Debt	1,493,651	1,000,000
Deferred revenue	41,777	36,717
Accrued restructuring	7,729	6,921
Income taxes payable	218,153	223,528
Deferred income taxes	66,142	252,486
Other liabilities	30,816	27,464
Total liabilities	2,828,176	2,391,669
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 525,068 and 522,657 shares outstanding, respectively	61	61
Additional paid-in-capital	2,376,202	2,390,061
Retained earnings	5,570,097	5,299,914
Accumulated other comprehensive income	39,995	24,446
Treasury stock, at cost (75,766 and 78,177 shares, respectively), net of reissuances	(2,807,600)	(2,823,914)
Total stockholders’ equity	5,178,755	4,890,568
Total liabilities and stockholders’ equity	$8,006,931	$7,282,237

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended

	June 4, 2010	May 29, 2009	June 4, 2010	May 29, 2009
Revenue:
Products	$795,260	$647,985	$1,499,198	$1,377,846
Subscription	92,279	12,070	187,786	24,408
Services and support	55,496	44,618	114,751	88,809
Total revenue	943,035	704,673	1,801,735	1,491,063
Cost of revenue:
Products	39,645	47,678	63,155	99,113
Subscription	50,190	8,080	95,925	15,563
Services and support	17,998	16,250	38,121	34,685
Total cost of revenue	107,833	72,008	197,201	149,361
Gross profit	835,202	632,665	1,604,534	1,341,702
Operating expenses:
Research and development	167,318	138,470	341,658	288,387
Sales and marketing	320,976	243,209	618,270	492,700
General and administrative	89,953	70,818	180,999	144,869
Restructuring charges	11,541	3,531	23,163	15,801
Amortization of purchased intangibles	18,129	15,284	36,326	30,676
Total operating expenses	607,917	471,312	1,200,416	972,433
Operating income	227,285	161,353	404,118	369,269
Non-operating income (expense):
Interest and other income (expense), net	(6,313)	4,802	(5,702)	18,086
Interest expense	(16,076)	(620)	(23,771)	(1,412)
Investment gains (losses), net	(10,723)	(1,805)	(14,257)	(19,051)
Total non-operating income (expense), net	(33,112)	2,377	(43,730)	(2,377)
Income before income taxes	194,173	163,730	360,388	366,892
Provision for income taxes	45,562	37,659	84,623	84,386
Net income	$148,611	$126,071	$275,765	$282,506
Basic net income per share	$0.28	$0.24	$0.53	$0.54
Shares used in computing basic net income per share	526,148	524,159	525,124	524,219
Diluted net income per share	$0.28	$0.24	$0.52	$0.53
Shares used in computing diluted net income per share	533,259	528,013	533,305	528,233

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 4, 2010	May 29, 2009
Cash flows from operating activities:
Net income	$275,765	$282,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	143,487	133,465
Stock-based compensation	124,577	86,577
Deferred income taxes	(178,038)	19,984
Unrealized losses on investments	12,222	16,498
Tax benefit from employee stock option plans	38,743	2,711
Other non-cash items	21,158	7,773
Excess tax benefits from stock-based compensation	(8,485)	(84)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(27,999)	201,354
Prepaid expenses and other current assets	(8,808)	13,210
Trade payables	(8,631)	(13,582)
Accrued expenses	33,098	(32,639)
Accrued restructuring	(18,962)	(24,139)
Income taxes payable	25,580	(4,357)
Deferred revenue	87,186	(62,005)
Net cash provided by operating activities	510,893	627,272
Cash flows from investing activities:
Purchases of short-term investments	(1,202,326)	(782,362)
Maturities of short-term investments	285,889	197,709
Proceeds from sales of short-term investments	318,092	273,243
Purchases of property and equipment	(75,175)	(26,228)
Purchases of long-term investments and other assets	(18,998)	(16,580)
Proceeds from sale of long-term investments	719	1,904
Other	2,177	3,000
Net cash used for investing activities	(689,622)	(349,314)
Cash flows from financing activities:
Purchases of treasury stock	(250,020)	(13)
Proceeds from issuance of treasury stock	84,060	48,819
Excess tax benefits from stock-based compensation	8,485	84
Proceeds from debt	1,493,439	—
Repayment of debt	(1,000,000)	—
Debt issuance costs	(10,662)	—
Net cash provided by financing activities	325,302	48,890
Effect of foreign currency exchange rates on cash and cash equivalents	(8,454)	13,482
Net increase in cash and cash equivalents	138,119	340,330
Cash and cash equivalents at beginning of period	999,487	886,450
Cash and cash equivalents at end of period	$1,137,606	$1,226,780
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$198,512	$58,024
Cash paid for interest	$2,742	$1,488

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    We have prepared the accompanying unaudited Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended November 27, 2009 on file with the SEC. The three months ended March 5, 2010 and the six months ended June 4, 2010 financial results benefitted from an extra week in the first quarter of fiscal 2010 due to our 52/53 week financial calendar whereby fiscal 2010 is a 53-week year compared with fiscal 2009 which was a 52-week year.

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

Consistent with our methodology under previous accounting guidance, we determine VSOE for each element based on historical stand-alone sales to third-parties or from the stated renewal rate for the elements contained in the initial arrangement.

In certain instances, we were not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to us infrequently selling each element separately, not pricing products or services within a narrow range, or

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

We regularly review VSOE and have established a review process for TPE and BESP and maintain internal controls over the establishment and updates of these estimates. There was no material impact to revenue during the three and six months ended June 4, 2010 resulting from changes in VSOE, TPE or BESP, nor do we expect a material impact from such changes in the near term.

Given the nature of our transactions, which are primarily software and software-related, our go-to-market strategies and our pricing practices, total net revenue as reported during the three and six months ended June 4, 2010 is materially consistent with total net revenue that would have been reported if the transactions entered into or materially modified after November 27, 2009 were subject to previous accounting guidance.

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

Recent Accounting Pronouncements

There have also been no new accounting pronouncements during the six months ended June 4, 2010, with the exception of those discussed below, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 27, 2009, that are of significance, or potential significance, to us.

Fair Value Measurements

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provided clarification for existing disclosures requirements. More specifically, this update will require an entity to disclose separately (a) the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted the new disclosures in the second quarter of fiscal 2010, which included changing the description of certain asset classes in the tables in Notes 3 and 4 to conform with the requirements of the new guidance. We will adopt the Level 3 requirements in the first quarter of fiscal 2012. Since the adoption of the new standards only required additional disclosure, the adoption did not have an impact on our consolidated financial position, results of operations and cash flows.

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

Intangible Assets Useful Lives

In April 2008, the FASB issued new standards which provided guidance on how to determine the useful life of intangible assets by amending the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and was effective for us beginning in the first quarter of fiscal 2010. There was no impact to our current consolidated financial statements as we did not purchase any intangible assets during the three and six months ended June 4, 2010.

Business Combinations and Non-Controlling Interests

In December 2007, the FASB revised their guidance for business combinations and non-controlling interests. The new standards change how business acquisitions are accounted for and impact financial statements both on the acquisition date and in subsequent periods. The changes also impact the accounting and reporting for minority interests, which are recharacterized as non-controlling interests and classified as a component of equity. The new standards were effective for us beginning in the first quarter of fiscal 2010. We currently believe that depending on the size and frequency of acquisitions, the adoption of these standards may have a material effect on our future consolidated financial statements. There was no impact to our current consolidated financial statements as we did not have any business combinations during the three and six months ended June 4, 2010.

NOTE 2.  ACQUISITIONS

On October 23, 2009, we completed the acquisition of Omniture, Inc. (“Omniture”), an industry leader in Web analytics and online business optimization based in Orem, Utah, for approximately $1.8 billion. Under the terms of the agreement, we completed our tender offer to acquire all of the outstanding shares of Omniture common stock at a price of $21.50 per share, net to the seller in cash, without interest. Acquiring Omniture accelerates our strategy of delivering more effective solutions for creating, delivering, measuring and optimizing Web content and applications. The transaction was accounted for using the purchase method of accounting. We have included the financial results of Omniture in our Condensed Consolidated Financial Statements beginning on the acquisition date. Following the closing, we integrated Omniture as a new reportable segment for financial reporting purposes.

The total purchase price for Omniture was approximately $1.8 billion which consisted of $1.7 billion in cash paid for outstanding common stock, $85.0 million for the estimated fair value of earned stock options and restricted stock units assumed and converted and $14.4 million for direct transaction costs. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions. During the six months ended June 4, 2010, we finalized our purchase accounting after adjustments were made to the preliminary purchase price allocation to reflect the finalization of the valuation of intangible assets and deferred revenue. Additional adjustments were also made to restructuring liabilities, taxes and residual goodwill. Of the total final purchase price, $1.34 billion has been allocated to goodwill, $436.1 million to identifiable intangible assets, $33.4 million to net tangible assets and $11.3 million to restructuring liabilities. We also expensed $4.6 million for in-process research and development charges.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

   The following table presents the results of Adobe and Omniture for the three and six months ended May 29, 2009, on a pro forma basis, as though the companies had been combined as of the beginning fiscal 2009. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2009 or of results that may occur in the future.

	Three Months Ended	Six Months Ended
	May 29, 2009	May 29, 2009
Net revenues	$758,405	$1,631,952
Net income	$88,191	$230,016
Basic net income per share	$0.17	$0.44
Shares used in computing basic net income per share	524,159	524,219
Diluted net income per share	$0.17	$0.43
Shares used in computing diluted net income per share	529,488	529,553

NOTE 3.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. We classify all of our cash equivalents and short-term investments as “available-for-sale.” In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. Gains and losses are recognized when realized in our Condensed Consolidated Statements of Income. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method.

Cash, cash equivalents and short-term investments consisted of the following as of June 4, 2010 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$101,436	$—	$—	$101,436
Cash equivalents:
Money market mutual funds	876,042	—	—	876,042
Time deposits	44,915	—	—	44,915
U.S. Treasury securities	54,998	1	—	54,999
U.S. agency securities	14,999	—	—	14,999
Municipal securities	1,295	—	—	1,295
Corporate bonds	43,920	—	—	43,920
Total cash equivalents	1,036,169	1	—	1,036,170
Total cash and cash equivalents	1,137,605	1	—	1,137,606
Short-term fixed income investments:
U.S. Treasury securities	414,286	2,668	(4)	416,950
U.S. agency securities	268,304	447	(5)	268,746
Municipal securities	118,697	31	(6)	118,722
Corporate bonds	627,916	5,819	(845)	632,890
Foreign government securities	51,709	404	(5)	52,108
Subtotal	1,480,912	9,369	(865)	1,489,416
Marketable equity securities	6,680	11,020	—	17,700
Total short-term investments	1,487,592	20,389	(865)	1,507,116
Total cash, cash equivalents and short-term investments	$2,625,197	$20,390	$(865)	$2,644,722

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of November 27, 2009 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$75,110	$—	$—	$75,110
Cash equivalents:
Money market mutual funds	884,240	—	—	884,240
Time deposits	40,137	—	—	40,137
Total cash equivalents	924,377	—	—	924,377
Total cash and cash equivalents	999,487	—	—	999,487
Short-term fixed income investments:
U.S. Treasury securities	373,180	3,199	(1)	376,378
U.S. agency securities	59,447	273	—	59,720
Corporate bonds	407,465	8,111	(1)	415,575
Foreign government securities	47,620	666	—	48,286
Subtotal	887,712	12,249	(2)	899,959
Marketable equity securities	2,527	2,500	—	5,027
Total short-term investments	890,239	14,749	(2)	904,986
Total cash, cash equivalents and short-term investments	$1,889,726	$14,749	$(2)	$1,904,473

See Note 4 for further information regarding the fair value of our financial instruments.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, as of June 4, 2010 and November 27, 2009 (in thousands):

	2010		2009
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and agency securities	$44,430	$(9)	$11,179	$(1)
Corporate bonds	225,694	(845)	5,041	(1)
Foreign government securities	994	(5)	—	—
Municipal securities	22,225	(6)	—	—
Total	$293,343	$(865)	$16,220	$(2)

As of June 4, 2010 and November 27, 2009, there were no securities in a continuous unrealized loss position for more than twelve months. There were 102 securities and 4 securities that were in an unrealized loss position at June 4, 2010 and at November 27, 2009, respectively.

The following table summarizes the cost and estimated fair value of debt securities classified as short-term investments based on stated maturities as of June 4, 2010 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$846,670	$847,886
Due within two years	384,145	387,736
Due within three years	183,702	185,288
Due after three years	66,395	68,506
Total	$1,480,912	$1,489,416

As of June 4, 2010, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis.

The fair value of these financial assets and liabilities was determined using the following inputs at June 4, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market mutual funds	$876,624	$876,624	$—	$—
Time deposits	44,915	44,915	—	—
U.S. Treasury securities	471,949	—	471,949	—
U. S. agency securities	283,745	—	283,745	—
Municipal securities	120,017	—	120,017	—
Corporate bonds	676,810	—	676,810	—
Foreign government securities	52,108	—	52,108	—
Marketable equity securities	17,700	17,700	—	—
Investments of limited partnership	24,130	—	—	24,130
Foreign currency derivatives	46,671	—	46,671	—
Equity and fixed income mutual funds	8,556	—	8,556	—
Total assets	$2,623,225	$939,239	$1,659,856	$24,130
Liabilities:
Foreign currency derivatives	$617	$—	$617	$—
Total liabilities	$617	$—	$617	$—

There have been no transfers between fair value measurement levels during the three months ended June 4, 2010.

The fair value of these financial assets and liabilities was determined using the following inputs at November 27, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market mutual funds	$884,958	$884,958	$—	$—
Time deposits	40,137	40,137	—	—
U.S. Treasury securities	376,379	—	376,379	—
U.S. agency securities	59,720	—	59,720	—
Municipal securities	—	—	—	—
Corporate bonds	415,575	—	415,575	—
Foreign government securities	48,286	—	48,286	—
Marketable equity securities	5,026	5,026	—	—
Investments of limited partnership	37,121	—	—	37,121
Foreign currency derivatives	4,307	—	4,307	—
Equity and fixed income mutual funds	8,328	—	8,328	—
Total assets	$1,879,837	$930,121	$912,595	$37,121
Liabilities:
Foreign currency derivatives	$1,589	$—	$1,589	$—
Total liabilities	$1,589	$—	$1,589	$—

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as presented on our Condensed Consolidated Balance Sheets as of June 4, 2010 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$1,036,170	$920,957	$115,213	$—
Short-term investments	1,507,116	17,700	1,489,416	—
Prepaid expenses and other current assets	46,671	—	46,671	—
Other assets	33,268	582	8,556	24,130
Total assets measured at fair value	$2,623,225	$939,239	$1,659,856	$24,130

Liabilities:
Other current liabilities	$617	$—	$617	$—
Total liabilities measured at fair value	$617	$—	$617	$—

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as presented on our Condensed Consolidated Balance Sheets as of November 27, 2009 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$925,095	$925,095	$—	$—
Short-term investments	904,986	5,026	899,960	—
Prepaid expenses and other current assets	4,307	—	4,307	—
Other assets	45,449	—	8,328	37,121
Total assets measured at fair value	$1,879,837	$930,121	$912,595	$37,121

Liabilities:
Other current liabilities	$1,589	$—	$1,589	$—
Total liabilities measured at fair value	$1,589	$—	$1,589	$—

See Note 3 for further information regarding the fair value of our financial instruments.

Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse industries with a minimum credit rating of A- and a weighted average credit rating of AA+. We value these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, we classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.

The investments of limited partnership relate to our interest in Adobe Ventures IV L.P. (“Adobe Ventures”), which are consolidated in our Condensed Consolidated Financial Statements. The Level 3 investments consist of investments in privately-held companies. These investments are remeasured at fair value each period with any gains or losses recognized in investment gains (losses), net in our Condensed Consolidated Statements of Income. There was no impact to other comprehensive income (“OCI”) related to our Level 3 investments. We estimated fair value of the Level 3 investments by

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

A reconciliation of the beginning and ending balances for investments of limited partnership using significant unobservable inputs (Level 3) as of June 4, 2010 and November 27, 2009 was as follows (in thousands):

Balance as of November 28, 2008	$38,753
Purchases and sales of investments, net	1,921
Unrealized net investment losses included in earnings	(3,553)
Balance as of November 27, 2009	37,121
Purchases and sales of investments, net	268
Unrealized net investment losses included in earnings	(13,259)
Balance as of June 4, 2010	$24,130

We also have direct investments in privately-held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write-down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During the three and six months ended June 4, 2010, we determined that certain of our direct cost method investments were other-than-temporarily impaired which resulted in a charge of $0.4 million for both periods which is included in investment gains (losses), net in our Condensed Consolidated Statements of Income.

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

The aggregate fair value of derivative instruments in net asset positions as of June 4, 2010 and November 27, 2009 was $46.7 million and $4.3 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $0.6 million and $1.6 million, respectively, of liabilities included in master netting arrangements with those same counterparties.

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of June 4, 2010 and November 27, 2009 were as follows (in thousands):

	2010		2009
	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange option contracts(3)	$38,918	$—	$4,175	$—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	7,753	617	132	1,589
Total derivatives	$46,671	$617	$4,307	$1,589

_________________________________________
(1)	Included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

(2)	Included in accrued expenses on our Condensed Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized to income within the next twelve months.

  The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for three and six months ended June 4, 2010 was as follows (in thousands):

	Three Months		Six Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$28,425	$—	$38,789	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$6,206	$—	$6,206	$—
Net gain (loss) recognized in income(3)	$(5,845)	$—	$(9,766)	$—

Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$10,761	$—	$21,801

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for three and six months ended May 29, 2009 was as follows (in thousands):

	Three Months		Six Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$(8,737)	$—	$(14,187)	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$5,913	$—	$26,389	$—
Net gain (loss) recognized in income(3)	$(7,416)	$—	$(9,048)	$—

Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$(5,305)	$—	$(8,550)

_________________________________________
(1)	Net change in the fair value of the effective portion classified in OCI.

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income, net.

(4)	Classified in interest and other income, net.

NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Goodwill as of June 4, 2010 and November 27, 2009 was $3.488 billion and $3.495 billion, respectively. The change includes adjustments to our Omniture and Macromedia purchase price allocation in addition to foreign currency translation adjustments. During the second quarter of fiscal 2010, we completed our annual goodwill impairment test. Based on this analysis, we determined that there was no impairment of goodwill.

  Purchased and other intangible assets subject to amortization as of June 4, 2010 and November 27, 2009 were as follows (in thousands):

	2010			2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$219,298	$(40,455)	$178,843	$586,952	$(387,731)	$199,221
Localization	$13,181	$(7,494)	$5,687	$20,284	$(15,222)	$5,062
Trademarks	172,009	(120,687)	51,322	172,030	(104,953)	67,077
Customer contracts and relationships	364,057	(177,846)	186,211	363,922	(159,450)	204,472
Other intangibles	47,069	(21,760)	25,309	54,535	(2,979)	51,556
Total other intangible assets	$596,316	$(327,787)	$268,529	$610,771	$(282,604)	$328,167
Purchased and other intangible assets	$815,614	$(368,242)	$447,372	$1,197,723	$(670,335)	$527,388

During the six months ended June 4, 2010, purchased and other intangible assets from prior acquisitions, primarily Macromedia, became fully amortized and were removed from the balance sheet. Amortization expense related to purchased and other intangible assets was $42.2 million and $79.1 million for the three and six months ended June 4, 2010, respectively. Comparatively, amortization expense was $36.4 million and $75.4 million for the three and six months ended May 29, 2009, respectively. Of these amounts, $24.0 million and $42.7 million were included in cost of sales for the three and six months ended June 4, 2010, respectively, and $21.1 million and $44.7 million were included in cost of sales for the three and six months ended May 29, 2009, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

    As of June 4, 2010, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2010	$17,842	$46,521
2011	32,301	52,526
2012	30,694	22,338
2013	26,766	21,674
2014	25,144	21,274
Thereafter	46,096	104,196
Total expected amortization expense	$178,843	$268,529

NOTE 7.  OTHER ASSETS

Other assets as of June 4, 2010 and November 27, 2009 consisted of the following (in thousands):

	2010	2009
Acquired rights to use technology	$77,917	$84,313
Investments	42,157	63,526
Security and other deposits	10,927	11,692
Prepaid royalties	10,404	12,059
Debt issuance costs	10,228	—
Deferred compensation plan assets	9,138	9,045
Restricted cash	2,470	4,650
Prepaid land lease	14,207	3,209
Prepaid rent	1,082	1,377
Other	1,846	1,394
Other assets	$180,376	$191,265

Included in investments are our indirect investments through our limited partnership interest in Adobe Ventures of approximately $24.1 million and $37.1 million as of June 4, 2010 and November 27, 2009, respectively. We consolidate Adobe Ventures in accordance with the provisions for consolidating variable interest entities as we have determined we have the power to direct the activities that most significantly impact the entity’s economic performance and we have the obligation to absorb losses or the right to receive benefits through our limited partnership interest in Adobe Ventures. The partnership is controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. We are the primary beneficiary of Adobe Ventures and bear virtually all of the risks and rewards related to our ownership. Our investment in Adobe Ventures does not have a significant impact on our consolidated financial position, results of operations or cash flows.

The primary purpose of our limited partnership interest in Adobe Ventures is to invest in securities of private companies which either operate in, or are expected to operate in, industries where technology and business model trends are expected to have an impact on our core business. Our maximum capital commitment to Adobe Ventures is $104.6 million, of which, approximately $95.4 million has been invested.

  Adobe Ventures carries its investments in equity securities at estimated fair value and investment gains and losses are included in our Condensed Consolidated Statements of Income. Substantially all of the investments held by Adobe Ventures at June 4, 2010 and November 27, 2009 are not publicly traded and, therefore, there is no established market for these securities. In order to determine the fair value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates of fair value made by Granite Ventures. We evaluate the fair value of these investments held by Adobe Ventures on a regular basis. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings and revenue outlook, operational performance, management and ownership changes and competition. In the case of privately-held companies, this evaluation is based on information that we request from these companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

    Also included in investments are our direct investments in privately-held companies of approximately $18.1 million and $26.4 million as of June 4, 2010 and November 27, 2009, respectively, which are accounted for based on the cost method. We assess these investments for impairment in value as circumstances dictate.

NOTE 8.  ACCRUED EXPENSES

Accrued expenses as of June 4, 2010 and November 27, 2009 consisted of the following (in thousands):

	2010	2009
Accrued compensation and benefits	$199,570	$164,352
Taxes payable	19,627	11,879
Sales and marketing allowances	28,643	32,774
Other	220,747	210,641
Accrued expenses	$468,587	$419,646

Other primarily includes general corporate accruals for corporate marketing programs, local and regional expenses, and technical support. Other is also comprised of deferred rent related to office locations with rent escalations, accrued royalties, foreign currency derivatives and accrued interest on our outstanding debt.

NOTE 9.  INCOME TAXES

The gross liability for unrecognized tax benefits at June 4, 2010 was $210.1 million, exclusive of interest and penalties. If the total unrecognized tax benefits at June 4, 2010 were recognized in the future, $192.9 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $17.2 million federal benefit related to deducting certain payments on future state tax returns.

As of June 4, 2010, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $17.5 million. This amount is included in non-current income taxes payable.

The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits equal to $0 to approximately $10 million. These amounts would decrease income tax expense.

In December 2009, we repatriated $700 million of undistributed foreign earnings for which a deferred tax liability had been previously accrued. As such, a long-term deferred tax liability of approximately $200 million was reclassified from deferred income taxes to income taxes payable. During the second quarter of fiscal 2010, a portion of these liabilities in income taxes payable were paid.

NOTE 10.  STOCK-BASED COMPENSATION

The assumptions used to value option grants during the three and six months ended June 4, 2010 and May 29, 2009 were as follows:

	Three Months		Six Months
	2010	2009	2010	2009
Expected life (in years)	3.9 – 5.1	3.0 – 3.8	3.8 – 5.1	3.0 – 3.8
Volatility	29 – 30%	48 – 55%	29 – 36%	48 – 57%
Risk free interest rate	2.06 – 2.66%	1.27 – 1.61%	1.76 – 2.66%	1.16 – 1.61%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

  The expected term of employee stock purchase plan (“ESPP”) shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three and six months ended June 4, 2010 and May 29, 2009 were as follows:

	Three Months		Six Months
	2010	2009	2010	2009
Expected life (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	32%	49 – 57%	32%	49 – 57%
Risk free interest rate	0.18 – 1.09%	0.27 – 0.88%	0.18 – 1.09%	0.27 – 0.88%

Summary of Stock Options

Option activity for the six months ended June 4, 2010 and the fiscal year ended November 27, 2009 was as follows (in thousands):

	2010	2009
Beginning outstanding balance	41,251	40,704
Granted	3,094	5,758
Exercised	(3,936)	(7,560)
Cancelled	(1,121)	(3,160)
Increase due to acquisition	—	5,509
Ending outstanding balance	39,288	41,251

Information regarding stock options outstanding at June 4, 2010 and May 29, 2009 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2010
Options outstanding	39,288	$30.52	4.15	$153.5
Options vested and expected to vest	37,542	$30.58	4.05	$145.5
Options exercisable	26,486	$30.88	3.38	$96.6

2009
Options outstanding	40,803	$29.20	4.01	$143.8
Options vested and expected to vest	38,951	$29.19	3.92	$137.3
Options exercisable	27,319	$28.19	3.23	$108.7

_________________________________________
(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of June 4, 2010 and May 29, 2009 were $31.59 and $28.18, respectively.

Summary of Employee Stock Purchase Plan Shares

Employees purchased 1.3 million shares at an average price of $20.20 and 1.2 million shares at an average price of $18.10 for the six months ended June 4, 2010 and May 29, 2009, respectively. The intrinsic value of shares purchased during the six months ended June 4, 2010 and May 29, 2009 was $21.4 million and $3.7 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Restricted Stock Units

Restricted stock unit activity for the six months ended June 4, 2010 and the fiscal year ended November 27, 2009 was as follows (in thousands):

	2010	2009
Beginning outstanding balance	10,433	4,261
Awarded	6,197	6,176
Released	(1,743)	(1,162)
Forfeited	(523)	(401)
Increase due to acquisition	—	1,559
Ending outstanding balance	14,364	10,433

Information regarding restricted stock units outstanding at June 4, 2010 and May 29, 2009 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2010
Restricted stock units outstanding	14,364	1.88	$453.8
Restricted stock units vested and expected to vest	11,016	1.71	$347.8

2009
Restricted stock units outstanding	6,272	1.89	$176.8
Restricted stock units vested and expected to vest	4,805	1.72	$135.3

_________________________________________
(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of June 4, 2010 and May 29, 2009 were $31.59 and $28.18, respectively.

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

The following table sets forth the summary of performance share activity under our 2010 Program for the six months ended June 4, 2010 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	—	—
Awarded	263	394
Forfeited	—	—
Ending outstanding balance	263	394

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The performance metrics under the 2009 Performance Share Program were not achieved and therefore no shares were awarded. The following table sets forth the summary of performance share activity under our 2007 and 2008 programs, based upon share awards actually achieved, for the six months ended June 4, 2010 and the fiscal year ended November 27, 2009 (in thousands):

	2010	2009
Beginning outstanding balance	950	383
Achieved	—	1,022
Released	(339)	(382)
Forfeited	(18)	(73)
Ending outstanding balance	593	950

Information regarding performance shares outstanding at June 4, 2010 and May 29, 2009 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2010
Performance shares outstanding	593	1.06	$18.7
Performance shares vested and expected to vest	509	1.01	$15.9

2009
Performance shares units outstanding	1,005	1.53	$28.3
Performance shares vested and expected to vest	807	1.44	$22.7

_________________________________________
(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of June 4, 2010 and May 29, 2009 were $31.59 and $28.18, respectively.

Compensation Costs

As of June 4, 2010, there was $396.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the three months ended June 4, 2010 and May 29, 2009 were as follows (in thousands):

	2010		2009
Income Statement Classifications	Option Grants and Stock Purchase Rights(*)	Restricted Stock and Performance Share Awards(*)	Option Grants and Stock Purchase Rights (*)	Restricted Stock and Performance Share Awards (*)
Cost of revenue— subscription	$341	$324	$—	$—
Cost of revenue—services and support	268	67	1,249	143
Research and development	10,871	11,990	9,264	6,489
Sales and marketing	11,773	13,001	9,714	4,598
General and administrative	5,636	5,826	8,094	2,009
Total	$28,889	$31,208	$28,321	$13,239

_________________________________________
(*)
For the three months ended June 4, 2010, there were no amounts associated with cash recoveries of fringe benefit tax from employees in India. For the three months ended May 29, 2009, we recorded $0.6 million associated with cash recoveries of fringe benefit tax from employees in India.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the six months ended June 4, 2010 and May 29, 2009 were as follows (in thousands):

	2010		2009
Income Statement Classifications	Option Grants and Stock Purchase Rights(*)	Restricted Stock and Performance Share Awards(*)	Option Grants and Stock Purchase Rights (*)	Restricted Stock and Performance Share Awards (*)
Cost of revenue—subscription	$680	$604	$—	$—
Cost of revenue—services and support	685	598	1,158	337
Research and development	22,925	27,350	23,396	14,933
Sales and marketing	23,520	25,157	18,581	9,835
General and administrative	11,246	11,812	14,282	4,875
Total	$59,056	$65,521	$57,417	$29,980

_________________________________________
(*)
For the six months ended June 4, 2010, there were no amounts associated with cash recoveries of fringe benefit tax from employees in India. For the six months ended May 29, 2009, we recorded $0.8 million associated with cash recoveries of fringe benefit tax from employees in India.

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

In the first quarter of fiscal 2010, we continued to implement restructuring activities under this program. We vacated approximately 8,000 square feet of sales facilities in Australia, Canada, Denmark and the U.S. We accrued $0.4 million for the fair value of our future contractual obligations under these operating leases We also recorded charges of $11.9 million for termination benefits for the elimination of approximately 159 of the remaining full-time positions expected to be terminated worldwide.

In the second quarter of fiscal 2010, we vacated approximately 40,000 square feet of research and development facilities in Canada and the U.S. We accrued $6.1 million for the fair value of our future contractual obligations under these operating leases. Total costs incurred to date and expected to be incurred for closing redundant facilities are $6.4 million and $12.8 million respectively. We also recorded charges of $5.7 million for termination benefits for the elimination of approximately 86 of the remaining full-time positions expected to be terminated worldwide.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

During fiscal 2009, we continued to implement restructuring activities under this program. We vacated approximately 89,000 square feet of research and development and sales facilities in the U.S., the United Kingdom and Canada. We accrued $8.5 million for the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate, estimated at approximately 6% as of the date we ceased to use the leased properties. This amount is net of the fair value of future estimated sublease income of approximately $4.4 million. Total costs incurred to date and expected to be incurred for closing redundant facilities are $8.7 million and $9.0 million, respectively. We also recorded additional charges of $6.7 million for termination benefits for the elimination of substantially all of the remaining 100 full-time positions expected to be terminated.

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

Summary of Restructuring Plans

The following table sets forth a summary of restructuring activities related to all of our restructuring plans described above during the six months ended June 4, 2010 (in thousands):

	November 27, 2009	Costs Incurred	Cash Payments	Other Adjustments	June 4, 2010
Fiscal 2009 Plan:
Termination benefits	$22,984	$17,635	$(32,217)	$(1,598)	$6,804
Cost of closing redundant facilities	—	6,430	(192)	(25)	6,213
Omniture Plan:
Termination benefits	6,712	—	(5,602)	(517)	593
Cost of closing redundant facilities	5,324	—	(975)	235	4,584
Contract termination	242	—	(142)	276	376
Fiscal 2008 Plan:
Termination benefits	1,057	—	(211)	(270)	576
Cost of closing redundant facilities	3,382	—	(642)	(130)	2,610
Macromedia Plan:
Cost of closing redundant facilities	5,006	—	(2,126)	(410)	2,470
Other	8	—	(1)	—	7
Total restructuring plans	$44,715	$24,065	$(42,108)	$(2,439)	$24,233

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued restructuring charges of approximately $24.2 million at June 4, 2010 includes $16.5 million recorded in accrued restructuring, current and $7.7 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Condensed Consolidated Balance Sheets. We expect to pay accrued termination benefits through fiscal 2010 and facilities-related liabilities per contract through fiscal 2021 of which over 90% will be paid through 2013.

Included in the other adjustments column are $(0.9) million related to changes to previous estimates and $(1.5) million related to foreign currency translation adjustments.

NOTE 12.  STOCKHOLDERS’ EQUITY

Retained Earnings

The changes in retained earnings for the six months ended June 4, 2010 were as follows (in thousands):

Balance as of November 27, 2009	$5,299,914
Net income	275,765
Re-issuance of treasury stock	(5,582)
Balance as of June 4, 2010	$5,570,097

We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our Condensed Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a component of retained earnings in our Condensed Consolidated Balance Sheets.

Comprehensive Income (Loss)

The following table sets forth the activity for each component of comprehensive income, net of related taxes, for the three and six months ended June 4, 2010 and May 29, 2009 (in thousands):

	Three Months		Six Months
	2010	2009	2010	2009
Net income	$148,611	$126,071	$275,765	$282,506
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	212	3,547	(546)	1,578
Reclassification adjustment for (gains) losses on available-for-sale securities recognized during the period	(359)	(1,267)	(703)	(2,577)
Subtotal available-for-sale securities	(147)	2,280	(1,249)	(999)
Derivative instruments:
Unrealized gains (losses) on derivative instruments	28,425	(8,737)	38,789	(14,187)
Reclassification adjustment for (gains) losses on derivative instruments recognized during the period	(6,206)	(5,913)	(6,206)	(26,389)
Subtotal derivative instruments	22,219	(14,650)	32,583	(40,576)
Foreign currency translation adjustments	(11,187)	14,585	(15,786)	11,663
Other comprehensive income (loss)	10,885	2,215	15,548	(29,912)
Total comprehensive income, net of taxes	$159,496	$128,286	$291,313	$252,594

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

    The following table sets forth the components of accumulated other comprehensive income, net of related taxes, as of June 4, 2010 and November 27, 2009 (in thousands):

	2010	2009
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$13,432	$13,818
Unrealized losses on available-for-sale securities	(864)	(2)
Total net unrealized gains on available-for-sale securities	12,568	13,816
Net unrealized gains (losses) on derivative instruments	32,577	(5)
Cumulative foreign currency translation adjustments	(5,150)	10,635
Total accumulated other comprehensive income, net of taxes	$39,995	$24,446

Stock Repurchase Program

To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and also enter into structured repurchases with third-parties.

During the six months ended June 4, 2010, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $250.0 million. We did not enter into any new structured repurchase agreements during the six months ended May 29, 2009. We entered into this agreement in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended June 4, 2010, we repurchased approximately 4.2 million shares at an average price of $34.72 through structured repurchase agreements entered into during fiscal 2009 and fiscal 2010. During the six months ended May 29, 2009, we repurchased approximately 5.9 million shares at an average price of $22.70 through structured repurchase agreements entered into during fiscal 2008.

As of June 4, 2010 and November 27, 2009, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by the financial statement date are excluded from the denominator in the computation of earnings per share. As of June 4, 2010, approximately $165.3 million of up-front payments remained under these agreements. As of May 29, 2009, there were no up-front payments remaining under these agreements.

In June 2010, subsequent to the end of our second quarter, our Board of Directors approved an amendment to our stock repurchase program authorized in April 2007 from a non-expiring share-based authority to a time-constrained dollar-based authority. As part of this amendment, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012.

In June 2010, as part of this amended program, we entered into structured stock repurchase agreements with large financial institutions whereupon we provided them with prepayments of $400.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets.

This amended program will not affect the $250.0 million structured stock repurchase agreement entered into in March 2010. As of June 4, 2010, approximately $165.3 million remains under that agreement. See Note 18 for further discussion of our stock repurchase program.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 4, 2010 and May 29, 2009 (in thousands, except per share data):

	Three Months		Six Months
	2010	2009	2010	2009
Net income	$148,611	$126,071	$275,765	$282,506
Shares used to compute basic net income per share	526,148	524,159	525,124	524,219
Dilutive potential common shares:
Unvested restricted stock and performance share awards	2,374	1,054	3,099	1,166
Stock options	4,737	2,800	5,082	2,848
Shares used to compute diluted net income per share	533,259	528,013	533,305	528,233
Basic net income per share	$0.28	$0.24	$0.53	$0.54
Diluted net income per share	$0.28	$0.24	$0.52	$0.53

For the three and six months ended June 4, 2010, options to purchase approximately 18.5 million and 17.7 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $34.32 and $34.73, respectively, were not included in the calculation because the effect would have been anti-dilutive. Comparatively, for the three and six months ended May 29, 2009, options to purchase approximately 31.6 million and 30.8 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $23.38 and $22.20, respectively, were not included in the calculation because the effect would have been anti-dilutive.

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

These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. As of June 4, 2010, we were in compliance with all covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment and, as such, the buildings and the related obligations are not included on our Condensed Consolidated Balance Sheets. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term, purchase the buildings for the lease balance, remarket or

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Condensed Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of June 4, 2010 and November 27, 2009, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $1.0 million and $1.3 million, respectively.

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

Legal Proceedings

Between September 23, 2009 and September 25, 2009, three putative class action lawsuits were filed in the Fourth Judicial District Court for Utah County, Provo Department, State of Utah, seeking to enjoin Adobe’s acquisition of Omniture, Inc. and to recover damages in the event the transaction were to close. The cases were captioned Miner v. Omniture, Inc., et. al., (the “Miner”), Barrell v. Omniture, Inc. et. al., (the “Barrell”), and Lodhia v. Omniture, Inc. et al., (the “Lodhia”). At a hearing on October 20, 2009, the court consolidated the Miner, Barrell, and Lodhia cases into a single case under the Lodhia caption and denied the plaintiffs’ motion to preliminarily enjoin the closing of the transaction. On December 30, 2009, the plaintiffs served the defendants with a consolidated amended complaint for damages arising out of the closing of the transaction. In the consolidated amended complaint, plaintiffs allege that the members of Omniture’s board of directors breached their fiduciary duties to Omniture’s stockholders by failing to seek the highest possible price for Omniture and that both Adobe and Omniture induced or aided and abetted in the alleged breach. The plaintiffs also allege that the Schedule 14D-9 Solicitation/Recommendation Statement filed by Omniture on September 24, 2009 in connection with the transaction

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

contained inadequate disclosures and was materially misleading. Plaintiffs seek unspecified damages on behalf of the former public stockholders of Omniture. On March 8, 2010, Adobe and the other defendants moved to dismiss the complaint for failure to state a claim. Adobe intends to defend the lawsuits vigorously. As of June 4, 2010, no amounts have been accrued as a loss is not probable or estimable.

In October 2009, Eolas Technologies Incorporated filed a complaint against us and 22 other companies for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that a number of our Web pages and products infringe two patents owned by plaintiff purporting to cover “Distributed Hypermedia Method for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 5,838,906) and “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 7,599,985) and seeks injunctive relief, monetary damages, costs and attorneys fees. We dispute these claims and intend to vigorously defend ourselves in this matter. As of June 4, 2010, no amounts have been accrued as a loss is not probable or estimable.

In September 2008, ThinkVillage-Kiwi LLC filed a complaint against Adobe and Adobe Macromedia Software LLC, a wholly-owned subsidiary of Adobe, in the United States District Court for the Northern District of California alleging misappropriation of trade secrets under California state law, unfair competition under federal and state law, and breach of fiduciary duty. An amended complaint was filed in April 2009, which added claims for breach of confidence under state law (a claim which was later dismissed with prejudice by the court) and a claim for common law misappropriation. The amended complaint seeks monetary damages for asserted unjust enrichment, punitive damages, and injunctive relief. In November 2009, the court denied defendants’ motion for summary judgment. During the second fiscal quarter of 2010, the parties notified the Court that they had resolved the matter. The resolution of this matter did not have a material effect on our financial statements.

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

NOTE 15.  DEBT

Notes

In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). Our proceeds were approximately $1.494 billion which is net of an issuance discount of $6.561 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. The proceeds from this offering are available for general corporate purposes, including repayment of any balance outstanding on our credit facility. As of June 4, 2010, the amount outstanding under the Notes was $1.494 billion, which is included in long-term liabilities on our Condensed Consolidated Balance Sheets. Based on quoted market prices, the fair value of the Notes was approximately $1.524 billion as of June 4, 2010.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We may redeem the Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of June 4, 2010, we were in compliance with all the covenants.

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

The facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. At our option, borrowings under the facility accrue interest based on either the London interbank offered rate (“LIBOR”) for one, two, three or six months, or longer periods with bank consent, plus a margin according to a pricing grid tied to this financial covenant, or a base rate. The margin is set at rates between 0.20% and 0.475%. Commitment fees are payable on the facility at rates between 0.05% and 0.15% per year based on the same pricing grid. The facility is available to provide loans to us and certain of our subsidiaries for general corporate purposes. At November 27, 2009, the amount outstanding under the credit facility was $1.0 billion, which is included in long-term liabilities on our Condensed Consolidated Balance Sheets. The carrying value of the outstanding liability at November 27, 2009 approximated fair value. On February 1, 2010, we paid the outstanding balance on the credit facility and as of June 4, 2010 this facility has no outstanding balance.

NOTE 16.  NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense) for the three and six months ended June 4, 2010 and May 29, 2009 included the following (in thousands):

	Three Months		Six Months
	2010	2009	2010	2009
Interest and other income (expense), net:
Interest income	$4,986	$9,923	$10,091	$21,039
Foreign exchange losses	(12,190)	(6,710)	(17,275)	(6,076)
Realized gains on fixed income investment(1)	355	1,265	698	2,578
Other, net	536	324	784	545
Interest and other income (expense), net	$(6,313)	$4,802	$(5,702)	$18,086
Interest expense	$(16,076)	$(620)	$(23,771)	$(1,412)
Investment gains (losses), net:
Realized investment gains	$3	$52	$187	$52
Unrealized investment gains(2)	—	2,186	—	1,377
Realized investment losses	(358)	(793)	(764)	(1,985)
Unrealized investment losses	(10,368)	(3,250)	(13,680)	(18,495)
Investment gains (losses), net	$(10,723)	$(1,805)	$(14,257)	$(19,051)
Non-operating income (expense), net	$(33,112)	$2,377	$(43,730)	$(2,377)

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

_________________________________________
(1)	There were no realized losses on fixed income investments during the three and six months ended June 4, 2010 and May 29, 2009.

(2)
During the three and six months ended June 4, 2010 and May 29, 2009, we recorded $(0.4) million and $(0.2) million and $1.8 million and $0.9 million, respectively, in unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities).

NOTE 17.  SEGMENTS

We have the following reportable segments: Creative Solutions, Knowledge Worker, Enterprise, Omniture, Platform, and Print and Publishing. Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers. The Knowledge Worker segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains revenue generated by our Acrobat family of products. Our Enterprise segment provides server-based Customer Interaction Solutions for the enterprise and collaboration and conferencing solutions. This segment contains revenue generated by our LiveCycle and Adobe Connect lines of products.  Our Omniture segment provides web analytics and online business optimization products and services to manage and enhance online, offline and multi-channel business initiatives. The Platform segment includes client and developer technologies, such as Adobe Flash Player, Adobe Flash Lite, Adobe AIR, Adobe Flex, Adobe Flash Builder, ColdFusion, and also encompasses products and technologies created and managed in other Adobe segments. Finally, the Print and Publishing segment addresses market opportunities ranging from the diverse publishing needs of technical and business publishing to our legacy type and OEM printing businesses.

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

(in thousands)	Creative Solutions	Knowledge Worker	Enterprise	Omniture(*)	Platform	Print and Publishing	Total
Three months ended June 4, 2010
Revenue	$532,697	$156,012	$76,685	$83,488	$45,416	$48,737	$943,035
Cost of revenue	36,909	5,094	14,127	46,041	2,913	2,749	107,833
Gross profit	$495,788	$150,918	$62,558	$37,447	$42,503	$45,988	$835,202
Gross profit as a percentage of revenue	93%	97%	82%	45%	94%	94%	89%

Three months ended May 29, 2009
Revenue	$411,749	$137,820	$71,899	$—	$36,819	$46,386	$704,673
Cost of revenue	39,572	7,787	14,387	—	5,418	4,844	72,008
Gross profit	$372,177	$130,033	$57,512	$—	$31,401	$41,542	$632,665
Gross profit as a percentage of revenue	90%	94%	80%	—	85%	90%	90%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

_________________________________________
(*)
The three months ended June 4, 2010 includes Omniture as a new reportable segment following our acquisition of Omniture on October 23, 2009. The three months ended May 29, 2009 does not include the impact of our acquisition of Omniture. Of the $83.5 million in revenue from our Omniture segment, approximately $74.0 million represents subscription revenue and the remaining amount represents professional services and support.

(in thousands)	Creative Solutions	Knowledge Worker	Enterprise	Omniture(*)	Platform	Print and Publishing	Total
Six months ended June 4, 2010
Revenue	$964,720	$321,874	$156,585	$171,160	$92,052	$95,344	$1,801,735
Cost of revenue	59,744	9,735	29,370	88,126	5,140	5,086	197,201
Gross profit	$904,976	$312,139	$127,215	$83,034	$86,912	$90,258	$1,604,534
Gross profit as a percentage of revenue	94%	97%	81%	49%	94%	95%	89%

Six months ended May 29, 2009
Revenue	$872,477	$287,765	$148,939	$—	$89,118	$92,764	$1,491,063
Cost of revenue	82,322	15,552	29,884	—	11,474	10,129	149,361
Gross profit	$790,155	$272,213	$119,055	$—	$77,644	$82,635	$1,341,702
Gross profit as a percentage of revenue	91%	95%	80%	—	87%	89%	90%

_________________________________________
(*)
The six months ended June 4, 2010 includes Omniture as a new reportable segment following our acquisition of Omniture on October 23, 2009. The six months ended May 29, 2009 does not include the impact of our acquisition of Omniture. Of the $171.2 million in revenue from our Omniture segment, approximately $150.8 million represents subscription revenue and the remaining amount represents professional services and support.

NOTE 18.  SUBSEQUENT EVENTS

In June 2010, subsequent to the end of our second quarter, our Board of Directors approved an amendment to our stock repurchase program authorized in April 2007 from a non-expiring share-based authority to a time-constrained dollar-based authority. As part of this amendment, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012.

In June 2010, as part of this amended program, we entered into structured stock repurchase agreements with large financial institutions whereupon we provided them with prepayments of $400.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets.

This amended program will not affect the $250.0 million structured stock repurchase agreement entered into in March 2010. As of June 4, 2010, approximately $165.3 million remains under that agreement. See Note 12 for further discussion of our stock repurchase program.

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

OPERATIONS OVERVIEW

During the second quarter of fiscal 2010, we reported record revenue and strong financial results. This performance was driven by the launch and delivery of Adobe Creative Suite 5 (“CS5”), which is our flagship product family. In addition to strong CS5 revenue, our worldwide business continued to experience stability that we initially started to see during the last half of fiscal 2009. With a more stable economic environment in our major markets, end-user demand for most of our products, including our Adobe Acrobat family of products, continued to be consistent during the quarter when compared to the prior quarter. The three months ended March 5, 2010 and the six months ended June 4, 2010 financial results benefitted from an extra week in the first quarter of fiscal 2010 due to our 52/53 week financial calendar whereby fiscal 2010 is a 53-week year compared with fiscal 2009 which was a 52-week year.

In our Creative Solutions segment, revenue for our Adobe Creative Suite 4 (“CS4”) family of products was strong in the weeks leading up to the shipment of CS5. This strength improved the overall revenue performance of CS4 when compared to the prior Adobe Creative Suite 3 (“CS3”) cycle. At the end of the first quarter of fiscal 2010, CS4 revenue had lagged CS3 revenue by approximately 20% when comparing the two releases. With a strong finish by the end of second quarter of fiscal 2010, CS4 revenue lagged CS3 revenue by approximately 17%, an improvement of 3 percentage points.

In the second quarter of fiscal 2010, the shipment of new CS5 versions of our creative professional family of products drove strong revenue performance due to increased demand for the products which we attribute to pent-up demand for the new release, as well as strong reviews and industry commentary about the CS5 products. Product cycle-to-date, CS5 revenue has grown approximately 15% when compared to a comparable period of time for the CS4 products. Assuming a stable economic environment in our major markets, we expect this strength in demand and revenue to continue through the remainder of fiscal 2010.

Our Knowledge Worker segment achieved 13% year-over-year growth due to continued solid demand for our Acrobat product family. We attribute this performance to the stable and improving economic conditions in the major markets and geographies where we focus on Acrobat adoption.

Our Enterprise segment grew 7% on a year-over-year basis. Adoption of our Connect web-conferencing solutions and our LiveCycle family of products contributed to this growth.

In our Omniture business, we maintained strong momentum in the second quarter of fiscal 2010. Driving this success was increased awareness of our Online Marketing Suite value proposition in the marketplace as well as strong bookings performance. The number of Omniture user transactions grew to 1.26 trillion, an increase of 12% year-over-year versus the comparable period of time a year ago.

Our Platform and our Print and Publishing business segments achieved revenue results in the second quarter of fiscal 2010 which were consistent with our expectations.

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

With the exception of the discussion below, there have been no significant changes in our critical accounting policies and estimates during the six months ended June 4, 2010, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 27, 2009.

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

Consistent with our methodology under previous accounting guidance, we determine VSOE for each element based on historical stand-alone sales to third-parties or from the stated renewal rate for the elements contained in the initial arrangement.

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

We regularly review VSOE and have established a review process for TPE and BESP and maintain internal controls over the establishment and updates of these estimates. There was no material impact to revenue during the three and six months ended June 4, 2010 resulting from changes in VSOE, TPE or BESP, nor do we expect a material impact from such changes in the near term.

Given the nature of our transactions, which are primarily software and software-related, our go-to-market strategies and our pricing practices, total net revenue as reported during the three and six months ended June 4, 2010 is materially consistent with total net revenue that would have been reported if the transactions entered into or materially modified after November 27, 2009 were subject to previous accounting guidance.

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

Goodwill Impairment

During the second quarter of fiscal 2010, we completed our annual goodwill impairment test. Based on this analysis, we determined that there was no impairment of goodwill. We currently believe that there is no significant risk of material goodwill impairment in any of our reporting units in the foreseeable future.

RESULTS OF OPERATIONS

Revenue for the Three and Six Months Ended June 4, 2010 and May 29, 2009 (dollars in millions)

	Three Months		Percent	Six Months		Percent
	2010	2009	Change	2010	2009	Change
Product	$795.3	$648.0	23%	$1,499.2	$1,377.9	9%
Percentage of total revenue	84%	92%		84%	92%
Subscription	92.3	12.1	*	187.8	24.4	*
Percentage of total revenue	10%	2%		10%	2%
Services and support	55.4	44.6	24%	114.7	88.8	29%
Percentage of total revenue	6%	6%		6%	6%
Total revenue	$943.0	$704.7	34%	$1,801.7	$1,491.1	21%

_________________________________________
*	Percentage is greater than 100%.

  As described in Note 17 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Creative Solutions, Knowledge Worker, Enterprise, Omniture, Platform, and Print and Publishing.

Our subscription revenue is comprised primarily of fees we charge for our hosted service offerings including our hosted online business optimization services. We recognize subscription revenues ratably over the term of agreements with our customers, beginning on the commencement of the service. Of the $92.3 million and $187.8 million in subscription revenue for the three and six months ended June 4, 2010, respectively, approximately $74.0 million and $150.8 million, respectively, is from our Omniture segment with the remaining amounts representing our other business offerings.

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

Segment Information (dollars in millions)

	Three Months		Percent	Six Months		Percent
	2010	2009	Change	2010	2009	Change
Creative Solutions	$532.7	$411.7	29%	$964.7	$872.5	11%
Percentage of total revenue	56%	58%		53%	59%
Knowledge Worker	156.0	137.8	13%	321.9	287.8	12%
Percentage of total revenue	17%	20%		18%	19%
Enterprise	76.7	71.9	7%	156.6	148.9	5%
Percentage of total revenue	8%	10%		9%	10%
Omniture	83.5	—	*	171.2	—	*
Percentage of total revenue	9%	—%		10%	—%
Platform	45.4	36.8	23%	92.0	89.1	3%
Percentage of total revenue	5%	5%		5%	6%
Print and Publishing	48.7	46.5	5%	95.3	92.8	3%
Percentage of total revenue	5%	7%		5%	6%
Total revenue	$943.0	$704.7	34%	$1,801.7	$1,491.1	21%

_________________________________________
*	Percentage is not meaningful.

Revenue from Creative Solutions increased $121.0 million and $92.2 million during the three and six months ended June 4, 2010, respectively, as compared to the three and six months ended May 29, 2009. This year-over-year increase was driven by strong licensing of CS4, as well as the shipment of CS5 at the end of April 2010. For the three and six months ended June 4, 2010, our Creative Suites related revenue increased 39% and 13%, respectively, and our Photoshop point product revenue increased 36% and 15%, respectively, as compared to the same periods in the prior year. The overall number of units licensed for Creative Solutions increased as well as unit average selling prices when compared to the three and six months ended May 29, 2009.

Revenue from Knowledge Worker increased $18.2 million and $34.1 million during the three and six months ended June 4, 2010, respectively, as compared to the three and six months ended May 29, 2009. We attribute this improvement to the stable and improving economic conditions in the major markets and geographies where we focus on Acrobat adoption. The increase in revenue during the three months ended June 4, 2010 was partially offset by a decrease in the number of units licensed. The number of units licensed during the six months ended June 4, 2010 remained relatively stable. Unit average selling prices, excluding large enterprise license agreement (“ELA”) deals, have also remained relatively stable for the three and six months ended June 4 2010, as compared to the three and six months ended May 29, 2009.

Revenue from Enterprise increased $4.8 million and $7.7 million during the three and six months ended June 4, 2010, respectively, as compared to the three and six months ended May 29, 2009. The increase was primarily due to the continued performance of our Connect and LiveCycle products.

We acquired Omniture in the fourth quarter of fiscal 2009, and as such, there is no three and six months ended May 29, 2009 periods with which to compare Omniture’s revenue for three and six months ended June 4, 2010.

Revenue from Platform increased $8.6 million and $2.9 million during the three and six months ended June 4, 2010, respectively, as compared to the three and six months ended May 29, 2009. The increase was primarily due to increased revenue from OEM relationships with companies such as Google, where we offer their technologies as part of the download of Flash Player, Shockwave Player and Reader and generate revenue through successful installations of these technologies.

Revenue from Print and Publishing increased $2.2 million and $2.5 million during the three and six months ended June, 2010, respectively, as compared to the three and six months ended May 29, 2009. The increase was primarily due to our royalties related to Postscript products.

Geographical Information (dollars in millions)

	Three Months		Percent	Six Months		Percent
	2010	2009	Change	2010	2009	Change
Americas	$455.2	$317.8	43%	$863.6	$643.9	34%
Percentage of total revenue	49%	45%		48%	43%
EMEA	277.4	215.2	29%	552.8	492.7	12%
Percentage of total revenue	29%	31%		31%	33%
Asia	210.4	171.7	23%	385.3	354.5	9%
Percentage of total revenue	22%	24%		21%	24%
Total revenue	$943.0	$704.7	34%	$1,801.7	$1,491.1	21%

Overall revenue for the three and six months ended June 4, 2010 increased when compared to the three and six months ended May 29, 2009, primarily due to the addition of Omniture revenue based on our acquisition of Omniture in the fourth quarter of fiscal 2009, as well as the launch of CS5 in the second quarter of fiscal 2010. Increased revenue in our Knowledge Worker business segment also contributed to the year-over-year growth.

The increase in revenue during the three and six months ended June 4, 2010 as compared to the three and six months ended May 29, 2009 in the Americas, EMEA and Asia was attributable to the factors noted above.

Included in the overall increase in revenue were impacts associated with foreign currency. During the three months ended June 4, 2010, the U.S. dollar strengthened against the Euro and during the six months ended June 4, 2010, the Euro strengthened against the U.S. dollar. As such, revenue in EMEA measured in U.S. dollars decreased $1.4 million during the three months ended June 4, 2010 and increased $16.7 million during the six months ended June 4, 2010 over the same reporting periods last year. Of the $1.4 million decrease during the three months ended June 4, 2010, $1.2 million was attributable to the Euro and $0.2 million was attributable to the British pound. Of the $16.7 million increase during the six months ended June 4, 2010, $14.9 million was attributable to the Euro and $1.8 million was attributable to the British pound. Revenue in Japan measured in U.S. dollars was favorably impacted by approximately $8.3 million and $10.0 million due to the strength of the Yen against the U.S. dollar during the three and six months ended June 4, 2010, respectively, over the same reporting periods last year. The Australian dollar also strengthened against the U.S. dollar during the three and six months ended June 4, 2010 resulting in a favorable impact to revenue in Australia of approximately $6.2 million and $8.0 million within the periods. We had no comparable impact to revenue during the three and six months ended May 29, 2009. Our EMEA currency hedging program resulted in $5.7 million in hedging gains for both the three and six months ended June 4, 2010. During the three months ended June 4, 2010 our Yen currency hedging program resulted in no hedging gains and during the six months ended June 4, 2010 resulted in $0.4 million in hedging gains.

Product Backlog

The actual amount of product backlog at any particular time may not be a meaningful indicator of future business prospects. Shippable backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. Our shippable backlog for the second quarter of fiscal 2010 was approximately 7% of second quarter fiscal 2010 revenue. Our shippable backlog for the first quarter of fiscal 2010 was approximately 6% of first quarter fiscal 2010 revenue.

Cost of Revenue for the Three and Six Months Ended June 4, 2010 and May 29, 2009 (dollars in millions)

	Three Months		Percent	Six Months		Percent
	2010	2009	Change	2010	2009	Change
Product	$39.6	$47.7	(17)%	$63.2	$99.1	(36)%
Percentage of total revenue	4%	7%		4%	7%
Subscription	50.2	8.1	*	95.9	15.6	*
Percentage of total revenue	5%	1%		5%	1%
Services and support	18.0	16.2	11%	38.1	34.7	10%
Percentage of total revenue	2%	2%		2%	2%
Total cost of revenue	$107.8	$72.0	50%	$197.2	$149.4	32%

_________________________________________
*	Percentage is greater than 100%.

Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue decreased due to the following:

	Percent Change 2009 to 2010 QTD	Percent Change 2009 to 2010 YTD
Amortization of purchased intangibles	(22)%	(22)%
Royalty cost	(7)	(7)
Localization costs related to our product launches	(2)	(9)
Cost of sales	6	4
Excess and obsolete inventory	5	(3)
Various individually insignificant items	3	1
Total change	(17)%	(36)%

Amortization of purchased intangibles decreased during the three and six months ended June 4, 2010, as compared to the three and six months ended May 29, 2009, primarily due to amortization of approximately $11.6 million and $23.2 million, respectively, associated with the intangible assets purchased through our Macromedia acquisition which were fully amortized at the end of fiscal 2009.

Royalty costs related to obligations to certain key vendors that were incurred during the three and six months ended May 29, 2009 did not recur during the three and six months ended June 4, 2010.

The decrease in localization costs was primarily due to CS4 products becoming fully amortized at the end of fiscal 2009 offset in part by the launch of CS5 products during the three and six months ended June 4, 2010.

Cost of sales increased primarily due to the associated increase in shrink-wrap shipments as a result of the launch of our CS5 products.

Excess and obsolete inventory increased during the three months ended June 4, 2010 primarily due to disposal of obsolete CS4 products. The decrease in excess and obsolete inventory during the six months ended June 4, 2010 was primarily related to certain localized languages of our CS3 products, which became obsolete and were disposed of during the first quarter of fiscal 2009.

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

Cost of subscription revenue increased during the three and six months ended June 4, 2010, as compared to the three and six months ended May 29, 2009 as a result of our acquisition of Omniture in the fourth quarter of fiscal 2009 and the addition of its related data center costs. Also included in cost of subscription revenue for the three and six months ended June 4, 2010 is $15.5 million and $30.6 million, respectively, of amortization expense related to intangible assets acquired in conjunction with this acquisition.

Services and Support

Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased during the three and six months ended June 4, 2010, as compared to the three and six months ended May 29, 2009, primarily due to increases in compensation and related benefits driven by additional headcount as a result of our acquisition of Omniture.

Operating Expenses for the Three and Six Months Ended June 4, 2010 and May 29, 2009 (dollars in millions)

Research and Development, Sales and Marketing, and General and Administrative Expenses

The increase in research and development, sales and marketing and general and administrative expenses during the three and six months ended June 4, 2010 was primarily driven by increases in compensation expense due to additional headcount as a result of our acquisition of Omniture and to higher employee compensation including bonuses based on company performance to date when compared to the three and six months ended May 29, 2009.

Research and Development

	Three Months		Percent	Six Months		Percent
	2010	2009	Change	2010	2009	Change
Expenses	$167.3	$138.5	21%	$341.7	$288.4	18%
Percentage of total revenue	18%	20%		19%	19%

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased due to the following:

	Percent Change 2009 to 2010 QTD	Percent Change 2009 to 2010 YTD
Compensation associated with incentive compensation and stock-based compensation	16%	13%
Compensation and related benefits associated with headcount growth	2	3
Various individually insignificant items	3	2
Total change	21%	18%

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

Sales and Marketing

	Three Months		Percent	Six Months		Percent
	2010	2009	Change	2010	2009	Change
Expenses	$321.0	$243.2	32%	$618.3	$492.7	25%
Percentage of total revenue	34%	35%		34%	33%

  Sales and marketing expenses consist primarily of salary and benefit expenses, sales commissions, travel expenses and related facilities costs for our sales, marketing, order management and global supply chain management personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Given the strength of our business during the first half of fiscal 2010, we made additional investments in sales and marketing during the second quarter which is reflected in the table below under marketing spending related to product launches and marketing efforts.

  Sales and marketing expenses increased due to the following:

	Percent Change 2009 to 2010 QTD	Percent Change 2009 to 2010 YTD
Compensation associated with incentive compensation and stock-based compensation	20%	20%
Marketing spending to support overall marketing efforts	5	3
Marketing spending related to product launches and overall marketing efforts to further increase revenue	3	—
Compensation and related benefits associated with headcount growth	(1)	(2)
Various individually insignificant items	5	4
Total change	32%	25%

General and Administrative

	Three Months		Percent	Six Months		Percent
	2010	2009	Change	2010	2009	Change
Expenses	$90.0	$70.8	27%	$181.0	$144.9	25%
Percentage of total revenue	10%	10%		10%	10%

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

General and administrative expenses increased due to the following:

	Percent Change 2009 to 2010 QTD	Percent Change 2009 to 2010 YTD
Compensation associated with incentive compensation and stock-based compensation	11%	12%
Compensation and related benefits associated with headcount growth	6	7
Professional and consulting fees	5	4
Facilities and telecommunication	3	1
Various individually insignificant items	2	1
Total change	27%	25%

Restructuring Charges

	Three Months		Percent	Six Months		Percent
	2010	2009	Change	2010	2009	Change
Expenses	$11.5	$3.5	*	$23.2	$15.8	47%
Percentage of total revenue	1%	*		1%	1%
_________________________________________
*	Percentage is not meaningful.

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

In the second quarter of fiscal 2010, we vacated approximately 40,000 square feet of research and development facilities in Canada and the U.S. We accrued $6.1 million for the fair value of our future contractual obligations under these operating leases and we expect to pay approximately 80% of these facilities-related liabilities through fiscal 2013 and the remaining amounts through fiscal 2021. Total costs incurred to date and expected to be incurred for closing redundant facilities are $6.4 million and $12.8 million respectively. We also recorded charges of $5.7 million for termination benefits for the elimination of approximately 86 of the remaining full-time positions expected to be terminated worldwide. The remaining accrual associated with these ongoing termination benefits is expected to be paid during fiscal 2010. We also recorded adjustments of approximately $0.2 million to reflect increases in previously recorded estimates.

Fiscal 2008 Restructuring Plan

In the fourth quarter of fiscal 2008, we initiated a restructuring program, consisting of reductions in workforce of approximately 560 full-time positions globally and the consolidation of facilities, in order to reduce our operating costs and focus our resources on key strategic priorities.

In the first quarter of fiscal 2009, we continued to implement restructuring activities under this program. We vacated approximately 89,000 square feet of research and development and sales facilities in the U.S., the United Kingdom and Canada. We accrued $8.5 million for the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate, estimated at approximately 6% as of the date we ceased to use the leased properties. This amount is net of the fair value of future estimated sublease income of approximately $4.4 million. We expect to pay the remaining facilities-related liabilities through fiscal 2013. We also recorded additional charges of $3.4 million for termination benefits for the elimination of substantially all of the remaining 100 full-time positions expected to be terminated and we expect to pay the remaining liabilities associated with these termination benefits through the third quarter of fiscal 2010.

See Note 11 of our Notes to Condensed Consolidated Financial Statements for further information regarding our restructuring plans.

Amortization of Purchased Intangibles

	Three Months		Percent	Six Months		Percent
	2010	2009	Change	2010	2009	Change
Expenses	$18.1	$15.3	18%	$36.3	$30.7	18%
Percentage of total revenue	2%	2%		2%	2%

Amortization expense increased during the three and six months ended June 4, 2010, as compared to the three and six months ended May 29, 2009 as a result of intangible assets purchased through our acquisition of Omniture in the fourth quarter of fiscal 2009 offset by a decrease in amortization associated with the intangible assets purchased through our Macromedia acquisition which were fully amortized at the end of fiscal 2009.

Non-Operating Income (Expense), Net for the Three and Six Months Ended June 4, 2010 and May 29, 2009 (dollars in millions)

	Three Months		Percent	Six Months		Percent
	2010	2009	Change	2010	2009	Change
Interest and other income (expense), net	$(6.3)	$4.8	(231)%	$(5.7)	$18.1	(131)%
Percentage of total revenue	(1)%	1%		*	1%
Interest expense	(16.1)	(0.6)	*	(23.8)	(1.4)	*
Percentage of total revenue	(2)%	*		(1)%	*
Investment gains (losses), net	(10.7)	(1.8)	494%	(14.2)	(19.1)	(26)%
Percentage of total revenue	(1)%	*		(1)%	(1)%
Total non-operating income (expense), net	$(33.1)	$2.4	*	$(43.7)	$(2.4)	*

_________________________________________
*	Percentage is not meaningful.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income (expense), net also includes foreign exchange gains and losses, including those from hedging revenue transactions primarily denominated in Japanese Yen and Euro currencies.

Interest and other income (expense), net, decreased during the three and six months ended June 4, 2010 as compared to the three and six months ended May 29, 2009 due to increased foreign currency losses and lower average interest rates, partially offset by an increase in average investment balances.

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

Investment Gains (Losses), Net

Investment gains (losses), net, consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities, unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities), and gains and losses of Adobe Ventures. Our net investment losses for the three months ended June 4, 2010 increased due to unrealized losses related to our Adobe Ventures and direct investments as compared to the three months ended May 29, 2009. Our investment losses for the six months ended June 4, 2010 decreased primarily due to other-than-temporary impairment charges incurred on certain of our direct investments during the six months ended May 29, 2009.

Provision for Income Taxes for the Three and Six Months Ended June 4, 2010 and May 29, 2009 (dollars in millions)

	Three Months		Percent	Six Months		Percent
	2010	2009	Change	2010	2009	Change
Provision	$45.6	$37.7	21%	$84.6	$84.4	*
Percentage of total revenue	5%	5%		5%	6%
Effective tax rate	23.5%	23.0%		23.5%	23.0%

_________________________________________
*         Percentage is less than 1%.

Our effective tax rate increased approximately one percent for the three and six months ended June 4, 2010. The increase was primarily related to the expiration of the U.S. research and development credit on December 31, 2009.

Accounting for Uncertainty in Income Taxes

The gross liability for unrecognized tax benefits at June 4, 2010 was $210.1 million, exclusive of interest and penalties. If the total unrecognized tax benefits at June 4, 2010 were recognized in the future, $192.9 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $17.2 million federal benefit related to deducting certain payments on future tax state returns.

As of June 4, 2010, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $17.5 million. This amount is included in non-current income taxes payable.

The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits equal to $0 to approximately $10 million. These amounts would decrease income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

(in millions)	June 4, 2010	November 27, 2009
Cash, cash equivalents and short-term investments	$2,644.7	$1,904.5
Working capital	$2,306.2	$1,629.1
Stockholders’ equity	$5,178.8	$4,890.6

A summary of our cash flows is as follows (in millions):

	June 4, 2010	May 29, 2009
Net cash provided by operating activities	$510.9	$627.3
Net cash used for investing activities	(689.6)	(349.3)
Net cash provided by financing activities	325.3	48.9
Effect of foreign currency exchange rates on cash and cash equivalents	(8.5)	13.4
Net increase in cash and cash equivalents	$138.1	$340.3

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

Cash Flows from Operating Activities

Net cash provided by operating activities of $510.9 million for the six months ended June 4, 2010, was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in accrued expenses, taxes payable and deferred revenue. Accrued expenses increased primarily due to interest on our Notes for which our first payment is not due until the third quarter of fiscal 2010. Income taxes payable increased primarily due to tax liabilities accrued in the first quarter of fiscal 2010 associated with the repatriation of undistributed foreign earnings offset by approximately $100 million in payments against these liabilities during the second quarter of fiscal 2010. Increases in deferred revenue related primarily to net activity from our acquisition of Omniture and the related renewal of calendar-year based contracts in addition to our free of charge upgrades for our CS5 product launch during the second quarter of fiscal 2010 and increases in maintenance and support orders.

The primary working capital uses of cash were increases in trade receivables and prepaid expenses and other current assets as well as decreases in accrued restructuring and trade payables. Trade receivables increased from revenue related to products that were shipped during the latter half of the second quarter of fiscal 2010 as a result of the launch of CS5. Increases in prepaid expenses and other current assets related primarily to our cash flow and balance sheet hedges due to the strengthening of the U.S. dollar. Accrued restructuring decreased primarily due to payments made related to the fiscal 2009 restructuring plan that was initiated in the fourth quarter of fiscal 2009, offset in part by new charges.

Cash Flows from Investing Activities

Net cash used for investing activities of $689.6 million for the six months ended June 4, 2010, was primarily due to purchases of short-term investments, offset in part by maturities and sales of short-term investments.

Other uses of cash during the six months ended June 4, 2010 represented purchases of property and equipment and long-term investments and other assets, offset in part by a decrease in our restricted cash balance (in “Other” on our Condensed Consolidated Statements of Cash Flows) and proceeds from the sale of long-term investments.

Cash Flows from Financing Activities

In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 and $900.0 million of 4.75% senior notes due February 1, 2020. Our proceeds were approximately $1.494 billion which is net of an issuance discount of $6.561 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. The proceeds from this offering are available for general corporate purposes. As of June 4, 2010, the amount outstanding under the Notes was $1.494 billion, which is included in long-term liabilities on our Condensed Consolidated Balance Sheets. See Note 15 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

On February 1, 2010, we used $1.0 billion of the proceeds from the Notes offering to pay the outstanding balance on our credit facility, and as of June 4, 2010, this facility has no outstanding balance. We are in compliance with all of our covenants under our credit facility and the entire $1.0 billion credit line under this facility remains available for borrowing.

Net cash from financing activities of $325.3 million for the six months ended June 4, 2010, was primarily due to proceeds from our Notes and treasury stock issuances, offset in part by payment of the outstanding balance on our credit facility and treasury stock repurchases. (See the section titled “Stock Repurchase Program” discussed below.)

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

Restructuring

During the past several years, we have initiated various restructuring plans. Currently, we have the following four active restructuring plans, two of which were the result of large acquisitions:

•	Fiscal 2009 Restructuring Plan
•	Fiscal 2008 Restructuring Plan
•	Omniture Restructuring Plan
•	Macromedia Restructuring Plan

During the six months ended June 4, 2010, we have accrued total restructuring charges of approximately $24.2 million of which approximately $8.3 million relates to ongoing termination benefits and contract terminations and are expected to be paid during fiscal 2010. The remaining $15.9 million relates to the cost of closing redundant facilities and are expected to be paid per contract through fiscal 2021 of which over 90% will be paid through 2013.

During the six months ended June 4, 2010, we made payments related to the above restructuring plans totaling approximately $42.1 million which consisted of approximately $38.2 million related to termination benefits and contract terminations and approximately $3.9 million related to the cost of closing redundant facilities.

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

As of June 4, 2010, the amount outstanding under the Notes was $1.494 billion. On February 1, 2010, we used $1.0 billion of the proceeds from this offering to pay the outstanding balance on our credit facility. The remainder of the proceeds from this offering are available for general corporate purposes. There is no outstanding balance under our credit facility and the entire $1.0 billion credit line under this facility remains available for borrowing.

We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 52% of our consolidated invested balances during the second quarter of fiscal 2010. Within the U.S., the portfolio is invested primarily in money market funds for working capital purposes. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury securities.

Stock Repurchase Program

    During the six months ended June 4, 2010, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $250.0 million. We did not enter into any new structured repurchase agreements during the six months ended May 29, 2009. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

    The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval, and the average VWAP of our stock during the interval less the agreed upon discount. During the six months ended June 4, 2010, we repurchased approximately 4.2 million shares at an average price per share of $34.74 through structured repurchase agreements entered into during fiscal 2009 and fiscal 2010. During the six months ended May 29, 2009, we repurchased approximately 5.9 million shares at an average price of $22.70 through structured repurchase agreements entered into during fiscal 2008.

In June 2010, subsequent to the end of our second quarter, our Board of Directors approved an amendment to our stock repurchase program authorized in April 2007 from a non-expiring share-based authority to a time-constrained dollar-based authority. As part of this amendment, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012.

In June 2010, as part of this amended program, we entered into structured stock repurchase agreements with large financial institutions whereupon we provided them with prepayments of $400.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets.

This amended program will not affect the $250.0 million structured stock repurchase agreement entered into in March 2010. As of June 4, 2010, approximately $165.3 million remains under that agreement. See Notes 12 and 18 of our Notes to Condensed Consolidated Financial Statements for further discussion of our stock repurchase program.

    Refer to Part II, Item 2 in this report for share repurchases during the quarter ended June 4, 2010.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

    We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended November 27, 2009. Our principal commitments as of June 4, 2010 consist of obligations under operating leases, royalty agreements and various service agreements. Except as discussed below, there have been no significant changes in those obligations during the six months ended June 4, 2010. See Notes 14 and 15 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

Notes

    In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 and $900.0 million of 4.75% senior notes due February 1, 2020. As of November 27, 2009, we had an outstanding credit facility of $1.0 billion which we repaid on February 1, 2010 using the proceeds from the Notes.

    Interest on the Notes are payable semi-annually, in arrears on February 1 and August 1, commencing on August 1, 2010.  At June 4, 2010, our maximum commitment for interest payments under the Notes was $525.0 million. See Note 15 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

Financial Covenants

    Our credit facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. Our leases for the East and West Towers and the Almaden Tower are both subject to standard covenants including certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of June 4, 2010, we were in compliance with all of our covenants. Our Notes do not contain any financial covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.

Royalties

    We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

    The lease agreements for our corporate headquarters provide for residual value guarantees. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Condensed Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to our Condensed Consolidated Statements of Income over the life of the leases. As of June 4, 2010 and November 27, 2009, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $1.0 million and $1.3 million, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We believe that there have been no significant changes in our market risk exposures for the three and six months ended June 4, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

    Based on their evaluation as of June 4, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

    In October 2009, we acquired Omniture, Inc. We do not expect this acquisition to materially affect our internal controls over financial reporting. We have expanded the scope of a number of our internal processes to include the former operations of Omniture that have not been fully integrated into our existing internal control processes at June 4, 2010. There were no other changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

    The markets for our products and services are characterized by intense competition, evolving industry standards and business models, disruptive software and hardware technology developments, frequent new product and service introductions, short product and service life cycles, price cutting, with resulting downward pressure on gross margins, and price sensitivity on the part of consumers. Our future success will depend on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological changes. For example, certain versions of Microsoft Windows operating systems contain a fixed document format, XPS, which competes with Adobe PDF. Additionally, certain versions of Microsoft Office offer a feature to save Microsoft Office documents as PDF files, which competes with Adobe PDF creation. Microsoft Expression Studio competes with our Adobe Creative Suite family of products and Microsoft Silverlight and Visual Studio, Web development tools for RIAs, compete with Adobe Flash, Adobe Flex and Adobe AIR. Oracle’s (formerly Sun’s) JavaFX, alternative approaches to deploying RIAs, compete with Adobe Flash and Adobe AIR. Additionally, HTML5 specifies scripting application programming interfaces which if broadly implemented in browsers could compete with Adobe Flash. Companies, such as Google, Oracle (formerly Sun), Apple and Microsoft, may introduce competing software offerings for free or open source vendors may introduce competitive products. In addition, recent advances in computing and communications technologies have made the SaaS, or on-demand, business model viable. SaaS allows companies to provide applications, data and related services over the Internet. Providers use primarily advertising or subscription-based revenue models. We are developing and deploying our own SaaS strategies through various business units, including our Omniture business unit, but there are significant competitors in this area as well. For instance, our Omniture Online Marketing Suite competes with Google Analytics, which Google offers free of charge, and other competitive SaaS offerings from companies such as Coremetrics (which has agreed to be acquired by IBM), Yahoo! and WebTrends. If any competing products or services in these areas achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of our Annual Report on Form 10-K for fiscal year 2009.

If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.

    We plan to release numerous new product and service offerings and employ new software delivery methods in connection with our transition to new business models. It is uncertain whether these strategies will prove successful or that we will be able to develop the infrastructure and business models as quickly as our competitors. Market acceptance of these new product and service offerings will be dependent on our ability to include functionality and usability in such releases that address certain customer requirements with which we have limited prior experience and operating history. Some of these new product and service offerings could subject us to increased risk of legal liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. For example, with our introduction of on-demand services, we are entering a market that is at an early stage of development. Market acceptance of such services is affected by a variety of factors, including security, reliability of on-demand services, customers concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally. As our business continues to transition to new business models that may be more highly regulated for privacy and data security, and to countries outside the U.S. that have more strict data protection laws, our liability exposure, compliance requirements and costs may increase. In addition, laws in the areas of privacy and behavioral tracking and advertising are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, store or transmit the personal information of our customers or employees, communicate with our customers, and deliver products and services.  Further, any perception of our practices as an invasion of privacy, whether or not illegal, may subject us to public criticism.  Existing and potential future privacy laws, increased risks related to unauthorized data disclosures and increasing sensitivity of consumers to use of personal information may create negative public relations related to our business practices.

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

    We are also devoting significant resources to the development of technologies and service offerings in markets where we have a limited operating history, including the enterprise, government and mobile and non-pc device markets. In the enterprise and government markets, we intend to increase our focus on vertical markets such as education, financial services, manufacturing, and the architecture, engineering and construction markets and horizontal markets such as training and marketing. These new offerings and markets require a considerable investment of technical, financial and sales resources, and a scalable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the enterprise, government and mobile and device markets, and greater sales, consulting and marketing resources. In the mobile and device markets, our intent is to partner with device makers, manufacturers and telecommunications carriers to embed our technology on their platforms, and in the enterprise and government market our intent is to form strategic alliances with leading enterprise and government solutions and service providers to provide additional resources to further enable penetration of such markets. If we are unable to successfully enter into strategic alliances with device makers, manufacturers, telecommunication carriers and leading enterprise and government solutions and service providers, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted.

The economic downturn and continued uncertainty in the financial markets and other adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our operating results.

    As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Uncertainty about future economic and political conditions makes it difficult for us to forecast operating results and to make decisions about future investments. For example, recent developments with respect to the financial condition of certain countries in Europe and the austerity measures adopted by such countries indicate that the direction and relative strength of the global economy continues to be uncertain. If economic growth in the U.S. and other countries continues to be slow and does not improve, many customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in continued reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition.

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

•	unexpected changes in, or impositions of, legislative or regulatory requirements impacting the acquired business;

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

    Some of our businesses, including our Omniture business unit, rely on services hosted and controlled directly by us or by third parties. Because we hold large amounts of customer data and host certain of such data in third-party facilities, a security incident may compromise the integrity or availability of customer data, or customer data may be exposed to unauthorized access. Unauthorized access to customer data may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While strong password controls, IP restriction and account controls are provided and supported, their use is controlled by the customer. As such, this could allow accounts to be created with weak passwords, which could result in allowing an attacker to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer employees. If there were ever an inadvertent disclosure of personally identifiable information, or if a third party were to gain unauthorized access to the personally identifiable information we possess on behalf of our customers, our operations could be disrupted, our reputation could be harmed and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could result in the loss of customers and harm our business.

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

    On behalf of certain of our customers using our services, including those using services offered by our Omniture business unit, we collect and use information derived from the activities of Website visitors, which may include anonymous and/or personal information. This enables us to provide such customers with reports on aggregated anonymous or personal information from and about the visitors to their Websites in the manner specifically directed by each such individual customer. Federal, state and foreign government bodies and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Therefore, our compliance with privacy laws and regulations and our reputation among the public body of Website visitors depend on such customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with such visitors’ expectations. We also rely on representations made to us by customers that their own use of our services and the information we provide to them via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. We ask customers to represent to us that they provide their Website visitors the opportunity to “opt-out” of the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if such customers do not otherwise comply with applicable privacy laws, we could face potentially adverse publicity and possible legal or other regulatory action.

Failure to manage our sales and distribution channels and third-party customer service and technical support providers effectively could result in a loss of revenue and harm to our business.

    A significant amount of our revenue for application products is from three distributors, Ingram Micro, Inc., Softbank Corp. and Tech Data Corporation, which represented 17%, 8% and 7% of our net revenue for the second quarter of fiscal 2010, respectively. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro, Softbank Corp. and Tech Data and their subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In the second quarter of fiscal 2010, no single agreement with these distributors was responsible for over 10% of our total net revenue. If any one of our agreements with these distributors were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.

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

    In December 2007, the FASB issued revised standards for business combinations, which changes the accounting for business combinations including timing of the measurement of acquirer shares issued in consideration for a business combination, the timing of recognition and amount of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring liabilities, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The revised standards for business combinations are effective for financial statements issued for fiscal years beginning after December 15, 2008. The revised standards for business combinations were effective for us beginning the first quarter of fiscal 2010. We currently believe that the adoption of the revised standards for business combinations will result in the recognition of certain types of expenses in our results of operations that we previously capitalized pursuant to prior accounting standards.

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

    Our cash equivalent and short-term investment portfolio as of June 4, 2010 consisted of money market mutual funds, U.S. treasury securities, U.S. agency securities, municipal securities, corporate bonds and foreign government securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

    As a result of continuing uncertain financial market conditions, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. As of June 4, 2010, we had no material impairment charges associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    Below is a summary of stock repurchases for the three months ended June 4, 2010. See Note 12 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period(1)(7)	Shares Repurchased(2)	Average Price Per Share	Maximum Number of Shares that May Yet be Purchased Under the Plan
Beginning shares available to be repurchased as of March 5, 2010			135,542,061	(3)
March 6,—April 2, 2010
From employees(4)	—	$—
Structured repurchases	—	$—
April 3—April 30, 2010
From employees(4)	—	$—
Structured repurchases	1,220,247	$34.15
May 1—June 4, 2010
From employees(4)	—	$—
Structured repurchases	1,289,372	$33.37
Adjustments to repurchase authority for net dilution	—		434,850	(5)
Total shares repurchased	2,509,619		(2,509,619)
Ending shares available to be repurchased as of June 4, 2010			133,467,292	(6)

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

(7)
In June 2010, subsequent to the end of our second quarter, our Board of Directors approved an amendment to our stock repurchase program from a non-expiring share-based authority to a time-constrained dollar-based authority. As part of this amendment, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012.

ITEM 6.  EXHIBITS

    The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOBE SYSTEMS INCORPORATED

By	/s/ Mark Garrett
Mark Garrett
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 2, 2010

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:

Adobe
Adobe AIR
Acrobat
Adobe Connect
AIR
ColdFusion
Creative Suite
Flash
Flash Builder
Flash Lite
Flex
LiveCycle
Omniture
Open Screen Project
Photoshop
Shockwave

    All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Bylaws	8-K	1/13/09	3.1

3.2	Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	7/16/01	3.6

3.2.1	Certificate of Correction of Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	4/11/03	3.6.1

3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/08/03	3.3

4.1	Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-K	7/03/00	1

4.1.1	Amendment No. 1 to Fourth Amended and Restated Rights Agreement between Adobe Systems Incorporated and Computershare Investor Services, LLC	8-A/2G/A	5/23/03	7

4.2	Specimen Common Stock Certificate	S-3	1/15/2010	4.3

4.3	Form of Indenture	S-3	1/15/2010	4.1

4.4	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/2010	4.1

10.1	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/09/10	10.1

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.2	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.3	1997 Employee Stock Purchase Plan, as amended*	10-K	1/24/08	10.5

10.4	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.5	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.6	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6

10.7	1999 Equity Incentive Plan, as amended*	10-K	2/26/03	10.37

10.8	2003 Equity Incentive Plan, as amended and restated*	8-K	4/20/10	10.1

10.9	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	4/4/08	10.11

10.10	Form of Indemnity Agreement*	10-Q	6/26/09	10.12

10.11	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.12	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/07/04	10.14

10.13	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.14	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.15	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.19

10.16	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.20

10.17	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/07/04	10.11

10.18	2008 Executive Officer Annual Incentive Plan*	8-K	1/30/08	10.4

10.19	2005 Equity Incentive Assumption Plan, as amended*	10-Q	4/9/10	10.19

10.20	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	10-Q	4/4/08	10.24

10.21	Allaire Corporation 1997 Stock Incentive Plan*	S-8	3/27/01	4.06

10.22	Allaire Corporation 1998 Stock Incentive Plan*	S-8	3/27/01	4.07

10.23	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08

10.24	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09

10.25	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.26	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.27	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	8/03/01	10.01

10.28	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	8/10/05	4.08

10.29	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09

10.30	Middlesoft, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.09

10.31	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.32	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/08/05	10.01

10.33	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.1

10.34	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.35	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.36	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.37	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.1

10.38	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.2

10.39	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3

10.40	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4

10.41	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.42	First Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of February 11, 2008*	8-K	2/13/08	10.1

10.43	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	8-K	2/13/08	10.2

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.44	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.45	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

10.46	Credit Agreement, dated as of February 16, 2007, among Adobe Systems Incorporated and Certain Subsidiaries as Borrowers; BNP Paribas, Keybank National Association, and UBS Loan Finance LLC as Co-Documentation Agents; JPMorgan Chase Bank, N.A. as Syndication Agent; Bank of America, N.A. as Administrative Agent and Swing Line Lender; the Other Lenders Party Thereto; and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	8/16/07	10.1

10.47	Amendment to Credit Agreement, dated as of August 13, 2007, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	8/16/07	10.2

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.48	Second Amendment to Credit Agreement, dated as of February 26, 2008, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	2/29/08	10.1

10.49	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.50	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.60

10.51	Form of Director Initial Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.61

10.52	Form of Director Annual Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.62

10.53	Description of 2009 Director Compensation*	10-K	1/23/09	10.63

10.54	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

10.55	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A

10.56	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.57	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C

10.58	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	08/06/09	10.3

10.59	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9

10.60	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10

10.61	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5

10.62	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6

10.63	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A

10.64	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8

10.65	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.66	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.5

10.67	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.6

10.68	Touch Clarity Limited 2006 U.S. Stock Plan*	S-8	3/16/07	99.7

10.69	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan*	S-8	3/16/07	99.8

10.70	Description of 2010 Director Compensation*	10-K	1/22/10	10.71

10.71	Form of Performance Share Program Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.2

10.72	2010 Performance Share Program Award Calculation Methodology pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.3

10.73	Fiscal Year 2010 Executive Annual Incentive Plan*	8-K	1/29/10	10.4

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†	X

101.INS	XBRL Instance††	X

101.SCH	XBRL Taxonomy Extension Schema††	X

101.CAL	XBRL Taxonomy Extension Calculation††	X

101.LAB	XBRL Taxonomy Extension Labels††	X

101.PRE	XBRL Taxonomy Extension Presentation††	X

101.DEF	XBRL Taxonomy Extension Definition††	X

_________________________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.21 through 10.32 are to filings made by Macromedia, Inc. References to Exhibits 10.55 through 10.69 are to filings made by Omniture, Inc.

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

††
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.