Form 10-Q
period 2010-09-03
ADOBE SYSTEMS INC
filed 2010-10-08
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 3, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of October 1, 2010 was 508,716,666.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 3, 2010	November 27, 2009
ASSETS
Current assets:
Cash and cash equivalents	$814,149	$999,487
Short-term investments	1,764,125	904,986
Trade receivables, net of allowances for doubtful accounts of $13,701 and $15,225, respectively	484,550	410,879
Deferred income taxes	76,765	77,417
Prepaid expenses and other current assets	96,826	80,855
Total current assets	3,236,415	2,473,624
Property and equipment, net	422,920	388,132
Goodwill	3,489,938	3,494,589
Purchased and other intangibles, net	413,091	527,388
Investment in lease receivable	207,239	207,239
Other assets	177,426	191,265
Total assets	$7,947,029	$7,282,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$56,465	$58,904
Accrued expenses	468,477	419,646
Captial lease obligations, current	8,698	—
Accrued restructuring	9,222	37,793
Income taxes payable	48,413	46,634
Deferred revenue	375,927	281,576
Total current liabilities	967,202	844,553
Long-term liabilities:
Debt and captial lease obligations, non-current	1,515,752	1,000,000
Deferred revenue	44,988	36,717
Accrued restructuring	7,831	6,921
Income taxes payable	221,736	223,528
Deferred income taxes	73,108	252,486
Other liabilities	31,554	27,464
Total liabilities	2,862,171	2,391,669
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 513,057 and 522,657 shares outstanding, respectively	61	61
Additional paid-in-capital	2,425,083	2,390,061
Retained earnings	5,738,864	5,299,914
Accumulated other comprehensive income	21,571	24,446
Treasury stock, at cost (87,777 and 78,177 shares, respectively), net of reissuances	(3,100,721)	(2,823,914)
Total stockholders’ equity	5,084,858	4,890,568
Total liabilities and stockholders’ equity	$7,947,029	$7,282,237

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 3, 2010	August 28, 2009	September 3, 2010	August 28, 2009
Revenue:
Products	$829,096	$636,546	$2,328,294	$2,014,392
Subscription	98,632	13,319	286,418	37,727
Services and support	62,591	47,642	177,342	136,451
Total revenue	990,319	697,507	2,792,054	2,188,570
Cost of revenue:
Products	29,147	40,754	92,302	139,867
Subscription	50,483	8,611	146,408	24,174
Services and support	19,454	15,682	57,575	50,367
Total cost of revenue	99,084	65,047	296,285	214,408
Gross profit	891,235	632,460	2,495,769	1,974,162
Operating expenses:
Research and development	168,296	138,902	509,954	427,289
Sales and marketing	303,219	231,320	921,489	724,020
General and administrative	102,177	79,593	283,176	224,462
Restructuring charges	(2,090)	65	21,073	15,866
Amortization of purchased intangibles	17,620	14,978	53,946	45,654
Total operating expenses	589,222	464,858	1,789,638	1,437,291
Operating income	302,013	167,602	706,131	536,871
Non-operating income (expense):
Interest and other income (expense), net	7,607	6,667	1,905	24,753
Interest expense	(16,395)	(460)	(40,166)	(1,872)
Investment gains (losses), net	3,527	607	(10,730)	(18,444)
Total non-operating income (expense), net	(5,261)	6,814	(48,991)	4,437
Income before income taxes	296,752	174,416	657,140	541,308
Provision for income taxes	66,687	38,371	151,310	122,757
Net income	$230,065	$136,045	$505,830	$418,551
Basic net income per share	$0.44	$0.26	$0.97	$0.79
Shares used to compute basic net income per share	518,710	525,911	523,039	528,015
Diluted net income per share	$0.44	$0.26	$0.95	$0.79
Shares used to compute diluted net income per share	523,179	531,809	530,356	532,846

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 3, 2010	August 28, 2009
Cash flows from operating activities:
Net income	$505,830	$418,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	216,641	197,386
Stock-based compensation	174,245	126,231
Deferred income taxes	(176,882)	22,671
Unrealized losses on investments	8,766	13,308
Tax benefit from employee stock option plans	37,987	2,711
Other non-cash items	2,054	8,948
Excess tax benefits from stock-based compensation	(10,172)	(84)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(74,722)	182,377
Prepaid expenses and other current assets	(11,953)	15,663
Trade payables	(2,439)	(7,424)
Accrued expenses	52,100	(44,351)
Accrued restructuring	(26,294)	(27,527)
Income taxes payable	3,445	12,619
Deferred revenue	103,758	(57,126)
Net cash provided by operating activities	802,364	863,953
Cash flows from investing activities:
Purchases of short-term investments	(1,999,341)	(1,142,015)
Maturities of short-term investments	512,534	333,219
Proceeds from sales of short-term investments	629,673	504,958
Purchases of property and equipment	(114,215)	(84,659)
Proceeds from sale of property and equipment	32,151	—
Purchases of long-term investments and other assets	(22,876)	(24,891)
Proceeds from sale of long-term investments	3,586	4,909
Other	2,198	3,271
Net cash used for investing activities	(956,290)	(405,208)
Cash flows from financing activities:
Purchases of treasury stock	(650,020)	(350,013)
Proceeds from issuance of treasury stock	129,640	122,219
Excess tax benefits from stock-based compensation	10,172	84
Proceeds from debt	1,493,439	—
Repayment of debt and captial lease obligations	(1,001,559)	—
Debt issuance costs	(10,662)	—
Net cash used for financing activities	(28,990)	(227,710)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,422)	14,659
Net (decrease) increase in cash and cash equivalents	(185,338)	245,694
Cash and cash equivalents at beginning of period	999,487	886,450
Cash and cash equivalents at end of period	$814,149	$1,132,144
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$286,271	$78,635
Cash paid for interest	$34,135	$1,941
Non-cash investing activities:
Property and equipment acquired under capital leases	$32,151	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended November 27, 2009 on file with the SEC. The nine months ended September 3, 2010 financial results benefitted from an extra week in the first quarter of fiscal 2010 due to our 52/53 week financial calendar whereby fiscal 2010 is a 53-week year compared with fiscal 2009 which was a 52-week year.

Significant Accounting Policies

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

We regularly review VSOE and have established a review process for TPE and BESP and maintain internal controls over the establishment and updates of these estimates. There was no material impact to revenue during the three and nine months ended September 3, 2010 resulting from changes in VSOE, TPE or BESP, nor do we expect a material impact from such changes in the near term.

Given the nature of our transactions, which are primarily software and software-related, our go-to-market strategies and our pricing practices, total net revenue as reported during the three and nine months ended September 3, 2010 is materially consistent with total net revenue that would have been reported if the transactions entered into or materially modified after November 27, 2009 were subject to previous accounting guidance.

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

Recent Accounting Pronouncements

There have also been no new accounting pronouncements during the nine months ended September 3, 2010, with the exception of those discussed below, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended November 27, 2009, that are of significance, or potential significance, to us.

Fair Value Measurements

In January 2010, the FASB issued new accounting guidance expanding disclosures about fair value measurements by adding disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2 and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the activity in Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted the new disclosures in the second quarter of fiscal 2010, which included changing the description of certain asset classes in the tables in Notes 3 and 4 to conform with the requirements of the new guidance. We will adopt the Level 3 requirements in the first quarter of fiscal 2012. Since the adoption of the new standards only required additional disclosure, the adoption did not have an impact on our consolidated financial position, results of operations and cash flows.

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

Intangible Assets Useful Lives

In April 2008, the FASB issued new standards which provided guidance on how to determine the useful life of intangible assets by amending the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and was effective for us beginning in the first quarter of fiscal 2010. There was no impact to our current consolidated financial statements as we did not purchase any intangible assets during the three and nine months ended September 3, 2010.

Business Combinations and Non-Controlling Interests

In December 2007, the FASB revised their guidance for business combinations and non-controlling interests. The new standards change how business acquisitions are accounted for and impact financial statements both on the acquisition date and in subsequent periods. The changes also impact the accounting and reporting for minority interests, which are recharacterized as non-controlling interests and classified as a component of equity. The new standards were effective for us beginning in the first quarter of fiscal 2010. We currently believe that depending on the size and frequency of acquisitions, the adoption of these standards may have a material effect on our future consolidated financial statements. There was no material impact to our current consolidated financial statements as we did not have any business combinations close during the three and nine months ended September 3, 2010.

NOTE 2.  ACQUISITIONS

Omniture, Inc.

On October 23, 2009, we completed the acquisition of Omniture, Inc. (“Omniture”), an industry leader in Web analytics and online business optimization based in Orem, Utah, for approximately $1.8 billion. Under the terms of the agreement, we completed our tender offer to acquire all of the outstanding shares of Omniture common stock at a price of $21.50 per share, net to the seller in cash, without interest. Acquiring Omniture accelerates our strategy of delivering more effective solutions for creating, delivering, measuring and optimizing Web content and applications. The transaction was accounted for using the purchase method of accounting. We have included the financial results of Omniture in our Condensed Consolidated Financial Statements beginning on the acquisition date. Following the closing, we integrated Omniture as a new segment for financial reporting purposes.

The total purchase price for Omniture was approximately $1.8 billion which consisted of $1.7 billion in cash paid for outstanding common stock, $85.0 million for the estimated fair value of earned stock options and restricted stock units assumed and converted and $14.4 million for direct transaction costs. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions. During the first half of fiscal 2010, we finalized our purchase accounting after adjustments were made to the preliminary purchase price allocation to reflect the finalization of the valuation of intangible assets and deferred revenue. Additional adjustments were also made to restructuring liabilities, taxes and residual goodwill. Of the total final purchase price, $1.34 billion has been allocated to goodwill, $436.1 million to identifiable intangible assets, $33.4 million to net tangible assets and $11.3 million to restructuring liabilities. We also expensed $4.6 million for in-process research and development charges.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the results of Adobe and Omniture for the three and nine months ended August 28, 2009, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2009. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2009 or of results that may occur in the future.

(in thousands, except per share data)	Three Months Ended	Nine Months Ended
	August 28, 2009	August 28, 2009
Net revenue	$751,602	$2,417,394
Net income	$96,685	$351,213
Basic net income per share	$0.18	$0.67
Shares used to compute basic net income per share	525,911	528,015
Diluted net income per share	$0.18	$0.66
Shares used to compute diluted net income per share	533,284	534,033

Day Software Holding AG

    In July 2010, we entered into a definitive agreement with Day Software Holding AG (“Day”). Under the terms of the agreement, we have commenced a public tender offer to acquire all of the publicly held registered shares of Day for 139 Swiss Francs per share in cash in a transaction valued at approximately 254.7 million Swiss Francs on a fully diluted equity-value basis. In order to hedge the economic exposure related to this acquisition, we entered into a forward contract to purchase 254.7 million Swiss Francs for $242.5 million U.S. dollars maturing near the expected closing date of the acquisition. The market value of this forward contract was $8.1 million U.S. dollars as of September 3, 2010 and is included in other assets on our Condensed Consolidated Balance Sheets, with changes in the market value of $8.1 million recorded to interest and other income (expense), net on our Condensed Consolidated Statements of Income. Upon maturity of the forward contract, any remaining changes in the market value will be recorded to interest and other income (expense), net. This forward contract is accounted for as a separate transaction apart from the acquisition.

Day is a provider of  web content management solutions that leading global enterprises rely on for Web 2.0 content application and content infrastructure, based in Basel, Switzerland and Boston, Massachusetts. We believe that our acquisition of Day will provide comprehensive solutions to create, manage, deliver and optimize content. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of our fiscal 2010. Following the closing, we intend to integrate Day as a product line within our Enterprise segment for financial reporting purposes.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of September 3, 2010 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$93,170	$—	$—	$93,170
Cash equivalents:
Money market mutual funds	597,801	—	—	597,801
Time deposits	57,238	—	—	57,238
U.S. agency securities	19,599	1	—	19,600
Corporate bonds	46,340	—	—	46,340
Total cash equivalents	720,978	1	—	720,979
Total cash and cash equivalents	814,148	1	—	814,149
Short-term fixed income securities:
U.S. Treasury securities	401,173	3,155	(8)	404,320
U.S. agency securities	339,476	1,088	(35)	340,529
Municipal securities	120,904	46	(29)	120,921
Corporate bonds	808,745	8,720	(252)	817,213
Foreign government securities	65,475	633	(2)	66,106
Subtotal	1,735,773	13,642	(326)	1,749,089
Marketable equity securities	10,950	4,086	—	15,036
Total short-term investments	1,746,723	17,728	(326)	1,764,125
Total cash, cash equivalents and short-term investments	$2,560,871	$17,729	$(326)	$2,578,274

    Cash, cash equivalents and short-term investments consisted of the following as of November 27, 2009 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$75,110	$—	$—	$75,110
Cash equivalents:
Money market mutual funds	884,240	—	—	884,240
Time deposits	40,137	—	—	40,137
Total cash equivalents	924,377	—	—	924,377
Total cash and cash equivalents	999,487	—	—	999,487
Short-term fixed income securities:
U.S. Treasury securities	373,180	3,199	(1)	376,378
U.S. agency securities	59,447	273	—	59,720
Corporate bonds	407,465	8,111	(1)	415,575
Foreign government securities	47,620	666	—	48,286
Subtotal	887,712	12,249	(2)	899,959
Marketable equity securities	2,527	2,500	—	5,027
Total short-term investments	890,239	14,749	(2)	904,986
Total cash, cash equivalents and short-term investments	$1,889,726	$14,749	$(2)	$1,904,473

See Note 4 for further information regarding the fair value of our financial instruments.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, as of September 3, 2010 and November 27, 2009 (in thousands):

	2010		2009
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and agency securities	$89,272	$(43)	$11,179	$(1)
Corporate bonds	117,257	(252)	5,041	(1)
Foreign government securities	4,335	(2)	—	—
Municipal securities	31,092	(29)	—	—
Total	$241,956	$(326)	$16,220	$(2)

As of September 3, 2010 and November 27, 2009, there were no securities in a continuous unrealized loss position for more than twelve months. There were 76 securities and 4 securities that were in an unrealized loss position at September 3, 2010 and at November 27, 2009, respectively.

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of September 3, 2010 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$854,720	$856,275
Due within two years	472,194	477,545
Due within three years	336,531	340,439
Due after three years	72,328	74,830
Total	$1,735,773	$1,749,089

As of September 3, 2010, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the three months ended September 3, 2010.

The fair value of our financial assets and liabilities at September 3, 2010 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$597,801	$597,801	$—	$—
Time deposits	57,238	57,238	—	—
U.S. agency securities	19,600	—	19,600	—
Corporate bonds	46,340	—	46,340	—
Short-term investments:
U.S. Treasury securities	404,320	—	404,320	—
U. S. agency securities	340,529	—	340,529	—
Municipal securities	120,921	—	120,921	—
Corporate bonds	817,213	—	817,213	—
Foreign government securities	66,106	—	66,106	—
Marketable equity securities	15,036	15,036	—	—
Prepaid expenses and other current assets:
Foreign currency derivatives	18,290	—	18,290	—
Other assets:
Investments of limited partnership	26,793	—	—	26,793
Deferred compensation plan assets	9,873	614	9,259	—
Total assets	$2,540,060	$670,689	$1,842,578	$26,793
Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,680	$—	$1,680	$—
Total liabilities	$1,680	$—	$1,680	$—

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of our financial assets and liabilities at November 27, 2009 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$884,240	$884,240	$—	$—
Time deposits	40,137	40,137	—	—
Short-term investments:
U.S. Treasury securities	376,378	—	376,378	—
U.S. agency securities	59,720	—	59,720	—
Municipal securities	—	—	—	—
Corporate bonds	415,575	—	415,575	—
Foreign government securities	48,286	—	48,286	—
Marketable equity securities	5,027	5,027	—	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,307	—	4,307	—
Other assets:
Investments of limited partnership	37,121	—	—	37,121
Deferred compensation plan assets	9,045	717	8,328	—
Total assets	$1,879,836	$930,121	$912,594	$37,121
Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,589	$—	$1,589	$—
Total liabilities	$1,589	$—	$1,589	$—

See Note 3 for further information regarding the fair value of our financial instruments.

Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers with a minimum credit rating of A- and a weighted average credit rating of AA+. We value these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, we classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of the beginning and ending balances for investments of limited partnership using significant unobservable inputs (Level 3) as of September 3, 2010 and November 27, 2009 was as follows (in thousands):

Balance as of November 28, 2008	$38,753
Purchases and sales of investments, net	1,921
Unrealized net investment losses included in earnings	(3,553)
Balance as of November 27, 2009	37,121
Purchases and sales of investments, net	(2,599)
Unrealized net investment losses included in earnings	(7,729)
Balance as of September 3, 2010	$26,793

We also have direct investments in privately-held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write-down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During the three and nine months ended September 3, 2010, we determined that certain of our direct cost method investments were other-than-temporarily impaired which resulted in charges of $1.9 million and $2.3 million, respectively, which were included in investment gains (losses), net in our Condensed Consolidated Statements of Income.

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

We recognize derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income (expense), net on our Condensed Consolidated Statements of Income at that time.

We also hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded to interest and other income (expense), net on our Condensed Consolidated Statements of Income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

We mitigate concentration of risk related to foreign currency hedges as well as interest rate hedges through a policy that establishes counterparty limits. The bank counterparties to these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk, we only contract with counterparties who meet our minimum

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

requirements under our counterparty risk assessment process. In addition, our hedging policy establishes maximum limits for each counterparty. We monitor ratings, credit spreads and potential downgrades on at least a quarterly basis. Based on our on-going assessment of counterparty risk, we will adjust our exposure to various counterparties.

The aggregate fair value of derivative instruments in net asset positions as of September 3, 2010 and November 27, 2009 was $18.3 million and $4.3 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $1.7 million and $1.6 million, respectively, of liabilities included in master netting arrangements with those same counterparties.

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of September 3, 2010 and November 27, 2009 were as follows (in thousands):

	2010		2009
	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange option contracts(3)	$9,439	$—	$4,175	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	8,851	1,680	132	1,589
Total derivatives	$18,290	$1,680	$4,307	$1,589
_________________________________________
(1)	Included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

(2)	Included in accrued expenses on our Condensed Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized to income within the next twelve months.

    The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for three and nine months ended September 3, 2010 was as follows (in thousands):

	Three Months		Nine Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$15,208	$—	$23,580	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$13,223	$—	$19,428	$—
Net gain (loss) recognized in income(3)	$(8,383)	$—	$(18,149)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$(5,627)	$—	$16,174

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

    The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for three and nine months ended August 28, 2009 was as follows (in thousands):

	Three Months		Nine Months
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$(329)	$—	$(14,516)	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$749	$—	$27,138	$—
Net gain (loss) recognized in income(3)	$(3,734)	$—	$(12,782)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$(1,650)	$—	$(10,200)
_________________________________________
(1)	Net change in the fair value of the effective portion classified in OCI.

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.

NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Goodwill as of September 3, 2010 and November 27, 2009 was $3.490 billion and $3.495 billion, respectively. The change includes adjustments to our Omniture purchase price allocation through the second quarter of fiscal 2010 and foreign currency translation adjustments. We also recorded adjustments for restructuring and tax deductions from acquired stock options associated with our Omniture and Macromedia acquisitions.

    Purchased and other intangible assets subject to amortization as of September 3, 2010 and November 27, 2009 were as follows (in thousands):

	2010			2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$219,843	$(51,709)	$168,134	$586,952	$(387,731)	$199,221
Localization	$16,090	$(10,343)	$5,747	$20,284	$(15,222)	$5,062
Trademarks	172,015	(128,599)	43,416	172,030	(104,953)	67,077
Customer contracts and relationships	364,231	(187,457)	176,774	363,922	(159,450)	204,472
Other intangibles	46,421	(27,401)	19,020	54,535	(2,979)	51,556
Total other intangible assets	$598,757	$(353,800)	$244,957	$610,771	$(282,604)	$328,167
Purchased and other intangible assets	$818,600	$(405,509)	$413,091	$1,197,723	$(670,335)	$527,388

During the first half of fiscal 2010, purchased and other intangible assets from prior acquisitions, primarily Macromedia, became fully amortized and were removed from the balance sheet. Amortization expense related to purchased and other intangible assets was $38.5 million and $117.6 million for the three and nine months ended September 3, 2010, respectively. Comparatively, amortization expense was $34.4 million and $109.7 million for the three and nine months ended August 28, 2009, respectively. Of these amounts, $21.0 million and $63.6 million were included in cost of sales for the three and nine months ended September 3, 2010, respectively, and $19.4 million and $64.1 million were included in cost of sales for the three and nine months ended August 28, 2009, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

    As of September 3, 2010, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2010	$8,813	$24,624
2011	31,870	50,740
2012	30,263	22,385
2013	26,403	21,686
2014	24,983	21,286
Thereafter	45,802	104,236
Total expected amortization expense	$168,134	$244,957

NOTE 7.  OTHER ASSETS

Other assets as of September 3, 2010 and November 27, 2009 consisted of the following (in thousands):

	2010	2009
Acquired rights to use technology	$74,719	$84,313
Investments	42,831	63,526
Security and other deposits	10,760	11,692
Prepaid royalties	9,359	12,059
Debt issuance costs	9,901	—
Deferred compensation plan assets	9,873	9,045
Restricted cash	2,452	4,650
Prepaid land lease	13,254	3,209
Prepaid rent	934	1,377
Other	3,343	1,394
Other assets	$177,426	$191,265

Included in investments are our indirect investments through our limited partnership interest in Adobe Ventures of approximately $26.8 million and $37.1 million as of September 3, 2010 and November 27, 2009, respectively. We consolidate Adobe Ventures in accordance with the provisions for consolidating variable interest entities as we have determined we have the power to direct the activities that most significantly impact the entity’s economic performance and we have the obligation to absorb losses or the right to receive benefits through our limited partnership interest in Adobe Ventures. The partnership is controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. We are the primary beneficiary of Adobe Ventures and bear virtually all of the risks and rewards related to our ownership. Our investment in Adobe Ventures does not have a significant impact on our consolidated financial position, results of operations or cash flows.

The primary purpose of our limited partnership interest in Adobe Ventures is to invest in securities of private companies which either operate in, or are expected to operate in, industries where technology and business model trends are expected to have an impact on our core business. Our limited partnership interest in Adobe Ventures terminated on September 30, 2010 and no additional investments will be made. Our maximum capital commitment to Adobe Ventures was $104.6 million, of which approximately $95.7 million was invested.

    Adobe Ventures carries its investments in equity securities at estimated fair value and investment gains and losses are included in our Condensed Consolidated Statements of Income. Substantially all of the investments held by Adobe Ventures at September 3, 2010 and November 27, 2009 are not publicly traded and, therefore, there is no established market for these securities. In order to determine the fair value of these investments, we use the most recent round of financing involving new non-strategic investors or estimates of fair value made by Granite Ventures. We evaluate the fair value of these investments held by Adobe Ventures on a regular basis. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings and revenue outlook, operational performance, management and ownership changes and competition. In the case of privately-held companies, this evaluation is based on information that we request from these companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

    Also included in investments are our direct investments in privately-held companies of approximately $16.0 million and $26.4 million as of September 3, 2010 and November 27, 2009, respectively, which are accounted for based on the cost method. We assess these investments for impairment in value as circumstances dictate.

NOTE 8.  ACCRUED EXPENSES

Accrued expenses as of September 3, 2010 and November 27, 2009 consisted of the following (in thousands):

	2010	2009
Accrued compensation and benefits	$213,630	$164,352
Sales and marketing allowances	29,587	32,774
Accrued marketing	31,130	28,233
Taxes payable	17,664	11,879
Accrued interest expense	5,642	1,355
Other	170,824	181,053
Accrued expenses	$468,477	$419,646

Other primarily includes general corporate accruals for local and regional expenses and technical support. Other is also comprised of deferred rent related to office locations with rent escalations, accrued royalties and foreign currency derivatives.

NOTE 9.  INCOME TAXES

The gross liability for unrecognized tax benefits at September 3, 2010 was $212.7 million, exclusive of interest and penalties. If the total unrecognized tax benefits at September 3, 2010 were recognized in the future, $195.2 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $17.4 million federal benefit related to deducting certain payments on future state tax returns.

As of September 3, 2010, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $18.5 million. This amount is included in non-current income taxes payable.

The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $100 million. These amounts could decrease income tax expense.

In December 2009, we repatriated $700 million of undistributed foreign earnings for which a deferred tax liability had been previously accrued. As such, a long-term deferred tax liability of approximately $200 million was reclassified from deferred income taxes to income taxes payable. During the second and third quarters of fiscal 2010, $150 million of these liabilities in income taxes payable were paid.

NOTE 10.  STOCK-BASED COMPENSATION

The assumptions used to value option grants during the three and nine months ended September 3, 2010 and August 28, 2009 were as follows:

	Three Months		Nine Months
	2010	2009	2010	2009
Expected life (in years)	3.8 – 4.1	3.7 – 3.8	3.8 – 5.1	3.0 – 3.8
Volatility	35%	37 – 43%	29 – 36%	37 – 57%
Risk free interest rate	1.04 – 1.30%	1.93 – 2.24%	1.04 – 2.66%	1.16 – 2.24%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The expected term of employee stock purchase plan (“ESPP”) shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three and nine months ended September 3, 2010 and August 28, 2009 were as follows:

	Three Months		Nine Months
	2010	2009	2010	2009
Expected life (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	37 – 40%	40%	32 – 40%	40 – 57%
Risk free interest rate	0.22 – 0.63%	0.33 – 1.05%	0.18 – 1.09%	0.27 – 1.05%

Summary of Stock Options

Option activity for the nine months ended September 3, 2010 and the fiscal year ended November 27, 2009 was as follows (in thousands):

	2010	2009
Beginning outstanding balance	41,251	40,704
Granted	3,135	5,758
Exercised	(4,503)	(7,560)
Cancelled	(2,397)	(3,160)
Increase due to acquisition	—	5,509
Ending outstanding balance	37,486	41,251

Information regarding stock options outstanding at September 3, 2010 and August 28, 2009 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2010
Options outstanding	37,486	$30.63	3.83	$112.5
Options vested and expected to vest	36,184	$30.69	3.77	$107.4
Options exercisable	27,280	$31.06	3.21	$74.7

2009
Options outstanding	38,549	$29.75	3.92	$176.9
Options vested and expected to vest	36,986	$29.78	3.84	$168.5
Options exercisable	26,573	$29.21	3.23	$127.8
_________________________________________
(*)
The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of September 3, 2010 and August 28, 2009 were $29.49 and $31.73, respectively.

Summary of Employee Stock Purchase Plan Shares

Employees purchased 3.3 million shares at an average price of $20.19 and 3.2 million shares at an average price of $19.04 for the nine months ended September 3, 2010 and August 28, 2009, respectively. The intrinsic value of shares purchased during the nine months ended September 3, 2010 and August 28, 2009 was $33.9 million and $21.7 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Restricted Stock Units

Restricted stock unit activity for the nine months ended September 3, 2010 and the fiscal year ended November 27, 2009 was as follows (in thousands):

	2010	2009
Beginning outstanding balance	10,433	4,261
Awarded	6,814	6,176
Released	(2,170)	(1,162)
Forfeited	(1,112)	(401)
Increase due to acquisition	—	1,559
Ending outstanding balance	13,965	10,433

Information regarding restricted stock units outstanding at September 3, 2010 and August 28, 2009 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2010
Restricted stock units outstanding	13,965	1.72	$411.8
Restricted stock units vested and expected to vest	10,959	1.55	$322.9

2009
Restricted stock units outstanding	6,319	1.70	$200.5
Restricted stock units vested and expected to vest	4,978	1.52	$157.8
_________________________________________
(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of September 3, 2010 and August 28, 2009 were $29.49 and $31.73, respectively.

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

The following table sets forth the summary of performance share activity under our 2010 Program for the nine months ended September 3, 2010 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	—	—
Awarded	263	394
Forfeited	(13)	(19)
Ending outstanding balance	250	375

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

    The performance metrics under the 2009 Performance Share Program were not achieved and therefore no shares were awarded. The following table sets forth the summary of performance share activity under our 2007 and 2008 programs, based upon share awards actually achieved, for the nine months ended September 3, 2010 and the fiscal year ended November 27, 2009 (in thousands):

	2010	2009
Beginning outstanding balance	950	383
Achieved	—	1,022
Released	(350)	(382)
Forfeited	(28)	(73)
Ending outstanding balance	572	950

Information regarding performance shares outstanding at September 3, 2010 and August 28, 2009 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2010
Performance shares outstanding	572	0.84	$16.9
Performance shares vested and expected to vest	508	0.79	$14.8

2009
Performance shares units outstanding	964	1.30	$30.6
Performance shares vested and expected to vest	801	1.21	$25.3
_________________________________________
(*)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of September 3, 2010 and August 28, 2009 were $29.49 and $31.73, respectively.

Compensation Costs

As of September 3, 2010, there was $365.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the three months ended September 3, 2010 and August 28, 2009 were as follows (in thousands):

	2010		2009
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue— subscription	$264	$384	$—	$—
Cost of revenue—services and support	147	278	437	190
Research and development	6,792	11,224	11,922	6,338
Sales and marketing	7,820	13,189	9,100	4,730
General and administrative	4,134	5,436	4,938	2,087
Total	$19,157	$30,511	$26,397	$13,345

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the nine months ended September 3, 2010 and August 28, 2009 were as follows (in thousands):

	2010		2009
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$944	$988	$—	$—
Cost of revenue—services and support	832	876	1,595	527
Research and development	29,717	38,574	35,317	21,271
Sales and marketing	31,340	38,346	27,681	14,565
General and administrative	15,380	17,248	19,220	6,962
Total	$78,213	$96,032	$83,813	$43,325

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

In the first half of fiscal 2010, we continued to implement restructuring activities under this program. We vacated approximately 48,000 square feet of sales and or research and development facilities in Australia, Canada, Denmark and the U.S. We accrued $6.5 million for the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate, estimated at approximately 7% as of the date we ceased to use the leased properties. This amount is net of the fair value of future estimated sublease income of approximately $10.8 million. We also recorded charges of $17.6 million in termination benefits for the elimination of approximately 245 full-time positions which represents substantially all of the remaining full-time positions expected to be terminated worldwide.

In the third quarter of fiscal 2010, we recorded net adjustments of approximately $2.1 million to reflect net decreases in previously recorded estimates for termination benefits and facilities-related liabilities. Total costs incurred to date and expected to be incurred for closing redundant facilities are $6.7 million and $13.3 million, respectively.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

charges in the fourth quarter of fiscal 2008 totaling $29.2 million related to ongoing termination benefits for the elimination of approximately 460 of the 560 full-time positions globally.

During fiscal 2009, we continued to implement restructuring activities under this program. We vacated approximately 89,000 square feet of research and development and sales facilities in the U.S., the United Kingdom and Canada. We accrued $8.5 million for the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate, estimated at approximately 6% as of the date we ceased to use the leased properties. This amount is net of the fair value of future estimated sublease income of approximately $4.4 million. Total costs incurred to date and expected to be incurred for closing redundant facilities are $8.7 million and $8.9 million, respectively. We also recorded additional charges of $6.7 million in termination benefits for the elimination of substantially all of the remaining 100 full-time positions expected to be terminated.

Macromedia Restructuring Plan

We completed our acquisition of Macromedia on December 3, 2005. In connection with this acquisition, we initiated plans to restructure both the pre-merger operations of Adobe and Macromedia to eliminate certain duplicative activities, focus our resources on future growth opportunities and reduce our cost structure. In connection with the worldwide restructuring plan, we recognized costs related to termination benefits for employee positions that were eliminated and for the closure of duplicative facilities. We also recognized costs related to the cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Macromedia. Total costs incurred for termination benefits and contract terminations were $27.0 million and $3.2 million, respectively, and all actions were completed during fiscal 2007.

Summary of Restructuring Plans

The following table sets forth a summary of restructuring activities related to all of our restructuring plans described above during the nine months ended September 3, 2010 (in thousands):

	November 27, 2009	Costs Incurred	Cash Payments	Other Adjustments	September 3, 2010
Fiscal 2009 Plan:
Termination benefits	$22,984	$17,683	$(35,416)	$(3,813)	$1,438
Cost of closing redundant facilities	—	6,586	(446)	145	6,285
Omniture Plan:
Termination benefits	6,712	—	(5,654)	(609)	449
Cost of closing redundant facilities	5,324	—	(1,863)	187	3,648
Contract termination	242	—	(184)	102	160
Fiscal 2008 Plan:
Termination benefits	1,057	—	(212)	(279)	566
Cost of closing redundant facilities	3,382	—	(836)	(72)	2,474
Macromedia Plan:
Cost of closing redundant facilities	5,006	—	(2,569)	(410)	2,027
Other	8	—	(2)	—	6
Total restructuring plans	$44,715	$24,269	$(47,182)	$(4,749)	$17,053

    Accrued restructuring charges of approximately $17.0 million at September 3, 2010 includes $9.2 million recorded in accrued restructuring, current and $7.8 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Condensed Consolidated Balance Sheets. We expect to pay accrued termination benefits through fiscal 2010 and facilities-related liabilities per contract through fiscal 2021 of which over 80% will be paid through 2013.

Included in the other adjustments column are $(3.2) million related to changes in previous estimates, $(1.1) million related to foreign currency translation adjustments and $(0.4) million in adjustments to goodwill associated with our acquisitions.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12.  STOCKHOLDERS’ EQUITY

Retained Earnings

The changes in retained earnings for the nine months ended September 3, 2010 were as follows (in thousands):

Balance as of November 27, 2009	$5,299,914
Net income	505,830
Re-issuance of treasury stock	(66,880)
Balance as of September 3, 2010	$5,738,864

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

Comprehensive Income (Loss)

The following table sets forth the activity for each component of comprehensive income, net of related taxes, for the three and nine months ended September 3, 2010 and August 28, 2009 (in thousands):

	Three Months		Nine Months
	2010	2009	2010	2009
Net income	$230,065	$136,045	$505,830	$418,551
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains on available-for-sale securities	3,263	278	2,717	1,856
Reclassification adjustment for gains on available-for-sale securities recognized during the period	(605)	(2,449)	(1,308)	(5,026)
Subtotal available-for-sale securities	2,658	(2,171)	1,409	(3,170)
Derivatives designated as hedging instruments:
Unrealized (losses) gains on derivative instruments	(15,208)	(329)	23,580	(14,516)
Reclassification adjustment for gains on derivative instruments recognized during the period	(13,223)	(749)	(19,428)	(27,138)
Subtotal derivatives designated as hedging instruments	(28,431)	(1,078)	4,152	(41,654)
Foreign currency translation adjustments	7,349	(2,333)	(8,436)	9,330
Other comprehensive income (loss)	(18,424)	(5,582)	(2,875)	(35,494)
Total comprehensive income, net of taxes	$211,641	$130,463	$502,955	$383,057

The following table sets forth the components of accumulated other comprehensive income, net of related taxes, as of September 3, 2010 and November 27, 2009 (in thousands):

	2010	2009
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$15,551	$13,818
Unrealized losses on available-for-sale securities	(326)	(2)
Total net unrealized gains on available-for-sale securities	15,225	13,816
Net unrealized gains (losses) on derivative instruments	4,146	(5)
Cumulative foreign currency translation adjustments	2,200	10,635
Total accumulated other comprehensive income, net of taxes	$21,571	$24,446

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock Repurchase Program

To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and also enter into structured repurchases with third-parties.

During the third quarter of fiscal 2010, our Board of Directors approved an amendment to our stock repurchase program authorized in April 2007 from a non-expiring share-based authority to a time-constrained dollar-based authority. As part of this amendment, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012. This amended program did not affect the $250.0 million structured stock repurchase agreement entered into during March 2010. As of September 3, 2010, no prepayments remain under that agreement.

During the nine months ended September 3, 2010 and August 28, 2009, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $650.0 million and $350.0 million, respectively. Of the $650.0 million of prepayments in the nine months ended September 3, 2010, $250.0 million was under the stock repurchase program prior to the program amendment and the remaining $400.0 million was under the amended $1.6 billion time-constrained dollar-based authority. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended September 3, 2010, we repurchased approximately 19.0 million shares at an average price of $30.32 through structured repurchase agreements entered into during fiscal 2009 and fiscal 2010. During the nine months ended August 28, 2009, we repurchased approximately 9.9 million shares at an average price of $25.31 through structured repurchase agreements, which included prepayments from fiscal 2008 and fiscal 2009.

As of September 3, 2010 and November 27, 2009, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by the financial statement date are excluded from the shares used to compute basic and diluted net income per share. As of September 3, 2010 and August 28, 2009, approximately $132.9 million and $233.9 million, respectively, of up-front payments remained under these agreements.

Subsequent to September 3, 2010, as part of our $1.6 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $200.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $200.0 million stock repurchase agreement, $1.0 billion now remains under our time-constrained dollar-based authority. See Note 18 for further discussion of our stock repurchase program.

NOTE 13.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 3, 2010 and August 28, 2009 (in thousands, except per share data):

	Three Months		Nine Months
	2010	2009	2010	2009
Net income	$230,065	$136,045	$505,830	$418,551
Shares used to compute basic net income per share	518,710	525,911	523,039	528,015
Dilutive potential common shares:
Unvested restricted stock and performance share awards	2,022	1,940	3,037	1,696
Stock options	2,447	3,958	4,280	3,135
Shares used to compute diluted net income per share	523,179	531,809	530,356	532,846
Basic net income per share	$0.44	$0.26	$0.97	$0.79
Diluted net income per share	$0.44	$0.26	$0.95	$0.79

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

    For the three and nine months ended September 3, 2010, options to purchase approximately 28.1 million and 18.8 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $28.97 and $32.82, respectively, were not included in the calculation because the effect would have been anti-dilutive. Comparatively, for the three and nine months ended August 28, 2009, options to purchase approximately 24.5 million and 30.6 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $30.40 and $24.99, respectively, were not included in the calculation because the effect would have been anti-dilutive.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.

In August 2004, we extended the lease agreement for our East and West Towers for an additional five years with an option to extend for an additional five years solely at our election. In June 2009, we submitted notice to the lessor that we intended to exercise our option to renew this agreement for an additional five years effective August 2009. As stated in the original lease agreement, in conjunction with the lease renewal, we were required to obtain a standby letter of credit for approximately $16.5 million which enabled us to secure a lower interest rate and reduce the number of covenants. As defined in the lease agreement, the standby letter of credit primarily represents the lease investment equity balance which is callable in the event of default. In March 2007, the Almaden Tower lease was extended for five years, with a renewal option for an additional five years solely at our election. As part of the lease extensions, we purchased the lease receivable from the lessor of the East and West Towers for $126.8 million and a portion of the lease receivable from the lessor of the Almaden Tower for $80.4 million, both of which are recorded as investments in lease receivables on our Condensed Consolidated Balance Sheets. This purchase may be credited against the residual value guarantee if we purchase the properties or will be repaid from the sale proceeds if the properties are sold to third-parties. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at anytime during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively.

These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. As of September 3, 2010, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment and, as such, the buildings and the related obligations are not included on our Condensed Consolidated Balance Sheets. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term, purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount.

In June 2010, we entered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. This transaction was classified as a capital lease obligation and recorded at fair value. See Note 15 for further discussion of our capital lease obligation.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following are our future minimum lease payments under our non-cancellable capital leases for each of the next five years and thereafter as of September 3, 2010 (in thousands):

Fiscal Year	Capital Lease Obligation
Remainder of 2010	$1,666
2011	9,936
2012	9,925
2013	9,925
2014	1,654
Gross lease commitment	$33,106
Less: interest	(2,466)
Net lease commitment	$30,640

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Condensed Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of September 3, 2010 and November 27, 2009, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $0.9 million and $1.3 million, respectively.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Legal Proceedings

Between September 23, 2009 and September 25, 2009, three putative class action lawsuits were filed in the Fourth Judicial District Court for Utah County, Provo Department, State of Utah, seeking to enjoin Adobe’s acquisition of Omniture, Inc. and to recover damages in the event the transaction were to close. The cases were captioned Miner v. Omniture, Inc., et. al., (the “Miner”), Barrell v. Omniture, Inc. et. al., (the “Barrell”), and Lodhia v. Omniture, Inc. et al., (the “Lodhia”). At a hearing on October 20, 2009, the court consolidated the Miner, Barrell, and Lodhia cases into a single case under the Lodhia caption and denied the plaintiffs’ motion to preliminarily enjoin the closing of the transaction. On December 30, 2009, the plaintiffs served the defendants with a consolidated amended complaint for damages arising out of the closing of the transaction. In the consolidated amended complaint, plaintiffs allege that the members of Omniture’s board of directors breached their fiduciary duties to Omniture’s stockholders by failing to seek the highest possible price for Omniture and that both Adobe and Omniture induced or aided and abetted in the alleged breach. The plaintiffs also allege that the Schedule 14D-9 Solicitation/Recommendation Statement filed by Omniture on September 24, 2009 in connection with the transaction contained inadequate disclosures and was materially misleading. Plaintiffs seek unspecified damages on behalf of the former public stockholders of Omniture. On March 8, 2010, Adobe and the other defendants moved to dismiss the complaint for failure to state a claim. A hearing on this motion has been scheduled for November 2010. Adobe intends to defend the lawsuits vigorously. As of September 3, 2010, no amounts have been accrued as a loss is not probable or estimable.

In October 2009, Eolas Technologies Incorporated filed a complaint against us and 22 other companies for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that a number of our Web pages and products infringe two patents owned by plaintiff purporting to cover “Distributed Hypermedia Method for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 5,838,906) and “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 7,599,985) and seeks injunctive relief, monetary damages, costs and attorneys fees. We dispute these claims and intend to vigorously defend ourselves in this matter. As of September 3, 2010, no amounts have been accrued as a loss is not probable or estimable.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15.  DEBT

Our debt as of September 3, 2010 and November 27, 2009 consisted of the following (in thousands):

	2010	2009
Notes	$1,493,810	$—
Credit facility	—	1,000,000
Captial lease obligations	30,640	—
Total debt and captial lease obligations	1,524,450	1,000,000
Less: current portion	8,698	—
Total debt and captial lease obligations, non-current	$1,515,752	$1,000,000

Notes

In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). Our proceeds were approximately $1.5 billion which is net of an issuance discount of $6.6 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. In August 2010, we made our first semi-annual payment of $31.1 million. The proceeds from the Notes are available for general corporate purposes, including repayment of any balance outstanding on our credit facility. Based on quoted market prices, the fair value of the Notes was approximately $1.6 billion as of September 3, 2010.

We may redeem the Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of September 3, 2010, we were in compliance with all of the covenants.

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

The facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. At our option, borrowings under the facility accrue interest based on either the London interbank offered rate (“LIBOR”) for one, two, three or six months, or longer periods with bank consent, plus a margin according to a pricing grid tied to this financial covenant, or a base rate. The margin is set at rates between 0.20% and 0.475%. Commitment fees are payable on the facility at rates between 0.05% and 0.15% per year based on the same pricing grid. The facility is available to provide loans to us and certain of our subsidiaries for general corporate purposes. At November 27, 2009, the amount outstanding under the credit facility was $1.0 billion, which approximated fair value. On February 1, 2010, we paid the outstanding balance on our credit facility and the entire $1.0 billion credit line under this facility remains available for borrowing.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Capital Lease Obligation

In June 2010, weentered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. This transaction was classified as a capital lease obligation and recorded at fair value. As of September 3, 2010, our captial lease obligations of $30.6 million includes $8.7 million of current debt.

NOTE 16.  NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense) for the three and nine months ended September 3, 2010 and August 28, 2009 included the following (in thousands):

	Three Months		Nine Months
	2010	2009	2010	2009
Interest and other income (expense), net:
Interest income	$5,883	$7,616	$15,975	$28,655
Foreign exchange gains (losses)	865	(3,545)	(16,409)	(9,621)
Realized gains on fixed income investment	604	2,449	1,302	5,027
Realized losses on fixed income investment	—	—	—	(1)
Other, net	255	147	1,037	693
Interest and other income (expense), net	$7,607	$6,667	$1,905	$24,753
Interest expense	$(16,395)	$(460)	$(40,166)	$(1,872)
Investment gains (losses), net:
Realized investment gains	$257	$—	$444	$52
Unrealized investment gains(1)	11,526	2,019	11,526	3,396
Realized investment losses	(6,145)	(1,362)	(6,909)	(3,347)
Unrealized investment losses	(2,111)	(50)	(15,791)	(18,545)
Investment gains (losses), net	$3,527	$607	$(10,730)	$(18,444)
Non-operating income (expense), net	$(5,261)	$6,814	$(48,991)	$4,437
_________________________________________
(1)
During the three and nine months ended September 3, 2010 and August 28, 2009, we recorded $0.4 million and $0.2 million and $1.8 million and $2.7 million, respectively, in unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities).

NOTE 17.  SEGMENTS

We have the following reportable segments:

•
Creative Solutions- Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers.

•
Knowledge Worker- Our Knowledge Worker segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains our Acrobat family of products.

•
Enterprise- Our Enterprise segment provides server-based Customer Experience Management Solutions to enterprise and government customers to optimize their information intensive customer-facing processes and improve the overall customer experience of their constituents. This segment contains our LiveCycle and Adobe Connect lines of products.

•	Omniture- Our Omniture segment provides web analytics and online business optimization products and services to manage and enhance online, offline and multi-channel business initiatives.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•
Platform- Our Platform segment includes client and developer technologies, such as Adobe Flash Player, Adobe Flash Lite, Adobe AIR, Adobe Flex, Adobe Flash Builder, ColdFusion, and also encompasses products and technologies created and managed in other Adobe segments.

•
Print and Publishing- Our Print and Publishing segment addresses market opportunities ranging from the diverse publishing needs of technical and business publishing to our legacy type and OEM printing businesses.

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

(in thousands)	Creative Solutions	Knowledge Worker	Enterprise	Omniture(*)	Platform	Print and Publishing	Total
Three months ended September 3, 2010
Revenue	$549,707	$162,576	$94,231	$91,035	$40,746	$52,024	$990,319
Cost of revenue	28,428	4,934	13,533	46,702	2,245	3,242	99,084
Gross profit	$521,279	$157,642	$80,698	$44,333	$38,501	$48,782	$891,235
Gross profit as a percentage of revenue	95%	97%	86%	49%	94%	94%	90%

Three months ended August 28, 2009
Revenue	$400,360	$138,102	$71,903	$—	$44,935	$42,207	$697,507
Cost of revenue	34,903	7,043	13,784	—	4,946	4,371	65,047
Gross profit	$365,457	$131,059	$58,119	$—	$39,989	$37,836	$632,460
Gross profit as a percentage of revenue	91%	95%	81%	—	89%	90%	91%
_________________________________________
(*)
The three months ended September 3, 2010 includes Omniture as a new reportable segment following our acquisition of Omniture on October 23, 2009. The three months ended August 28, 2009 does not include the impact of our acquisition of Omniture. Of the $91.0 million in revenue from our Omniture segment, approximately $74.9 million represents subscription revenue and the remaining amount represents professional services and support.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in thousands)	Creative Solutions	Knowledge Worker	Enterprise	Omniture(*)	Platform	Print and Publishing	Total
Nine months ended September 3, 2010
Revenue	$1,514,427	$484,450	$250,816	$262,195	$132,798	$147,368	$2,792,054
Cost of revenue	88,172	14,669	42,903	134,828	7,385	8,328	296,285
Gross profit	$1,426,255	$469,781	$207,913	$127,367	$125,413	$139,040	$2,495,769
Gross profit as a percentage of revenue	94%	97%	83%	49%	94%	94%	89%

Nine months ended August 28, 2009
Revenue	$1,272,837	$425,867	$220,842	$—	$134,053	$134,971	$2,188,570
Cost of revenue	117,225	22,595	43,668	—	16,420	14,500	214,408
Gross profit	$1,155,612	$403,272	$177,174	$—	$117,633	$120,471	$1,974,162
Gross profit as a percentage of revenue	91%	95%	80%	—	88%	89%	90%
_________________________________________
(*)
The nine months ended September 3, 2010 includes Omniture as a new reportable segment following our acquisition of Omniture on October 23, 2009. The nine months ended August 28, 2009 does not include the impact of our acquisition of Omniture. Of the $262.2 million in revenue from our Omniture segment, approximately $225.7 million represents subscription revenue and the remaining amount represents professional services and support.

NOTE 18.  SUBSEQUENT EVENTS

Subsequent to September 3, 2010, as part of our $1.6 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $200.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $200.0 million stock repurchase agreement, $1.0 billion now remains under our time-constrained dollar-based authority. See Note 12 for further discussion of our stock repurchase program.

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

OPERATIONS OVERVIEW

For our third quarter of fiscal 2010, we reported record revenue with strong financial results. Our performance was driven by continued adoption of Adobe Creative Suite 5 (“CS5”), which is our flagship product family that began shipping in the second quarter of fiscal 2010. Our third quarter performance also benefitted from strength in other key business segments including our Omniture, Knowledge Worker, Enterprise and Print and Publishing segments. The nine months ended September 3, 2010 financial results also benefitted from an extra week in the first quarter of fiscal 2010 due to our 52/53 week financial calendar whereby fiscal 2010 is a 53-week year compared with fiscal 2009 which was a 52-week year.

In our Creative Solutions segment, broad adoption of CS5 continued to drive the overall performance of our creative business. Since its release, CS5 revenue has grown approximately 15% when compared to a comparable period of time for the Adobe Creative Suite 4 (“CS4”) products. The successful launch of Adobe Lightroom version 3 also contributed to our success in our creative business. Combined, these factors contributed to strong year-over-year growth of 37% in this segment.

Our Knowledge Worker segment achieved 18% year-over-year growth due to continued solid demand for our Acrobat product family. We attribute this performance to strength in enterprise licensing of Acrobat as well as the improved economic conditions in certain markets and geographies where we focus on Acrobat adoption.

We achieved strong growth in the third quarter with our Enterprise segment, which grew 31% on a year-over-year basis. We believe our increased investment in this business over the past several years is beginning to result in improved financial performance in the segment.  Further, we believe the value proposition of our enterprise products is resonating with industry analysts and customers, including Adobe Connect for efficient web-conferencing, and Adobe LiveCycle which makes it easier for people to interact with information through intuitive user experiences, improve efficiencies through business process automation, and enhance customer service through personalized communications management.

In our Omniture business, we maintained strong momentum in the third quarter of fiscal 2010. Driving this success was increased awareness of our Online Marketing Suite value proposition in the marketplace as well as strong bookings performance. The number of Omniture user transactions in the quarter was 1.26 trillion, an increase of 10% year-over-year versus the comparable period of time a year ago.

Our Platform business declined sequentially and year-over-year due to lower revenue from OEM relationships.

Our Print and Publishing business segment grew year-over-year, primarily due to a non-recurring revenue deal as well as the launch of new products, including Adobe eLearning Suite version 2 and Adobe Captivate version 5.

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

With the exception of the discussion below, there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 3, 2010, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 27, 2009.

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

    In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for certain multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•	require an entity to allocate revenue in an arrangement using the best estimated selling price (“BESP”) of deliverables if a vendor does not have VSOE of selling price or TPE of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

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

We regularly review VSOE and have established a review process for TPE and BESP and maintain internal controls over the establishment and updates of these estimates. There was no material impact to revenue during the three and nine months ended September 3, 2010 resulting from changes in VSOE, TPE or BESP, nor do we expect a material impact from such changes in the near term.

Given the nature of our transactions, which are primarily software and software-related, our go-to-market strategies and our pricing practices, total net revenue as reported during the three and nine months ended September 3, 2010 is materially consistent with total net revenue that would have been reported if the transactions entered into or materially modified after November 27, 2009 were subject to previous accounting guidance.

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

RESULTS OF OPERATIONS

Revenue for the Three and Nine Months Ended September 3, 2010 and August 28, 2009 (dollars in millions)

	Three Months		Percent	Nine Months		Percent
	2010	2009	Change	2010	2009	Change
Product	$829.1	$636.6	30%	$2,328.3	$2,014.4	16%
Percentage of total revenue	84%	91%		84%	92%
Subscription	98.6	13.3	*	286.4	37.7	*
Percentage of total revenue	10%	2%		10%	2%
Services and support	62.6	47.6	32%	177.3	136.5	30%
Percentage of total revenue	6%	7%		6%	6%
Total revenue	$990.3	$697.5	42%	$2,792.0	$2,188.6	28%
_________________________________________
*	Percentage is greater than 100%.

As described in Note 17 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Creative Solutions, Knowledge Worker, Enterprise, Omniture, Platform, and Print and Publishing.

Our subscription revenue is comprised primarily of fees we charge for our hosted service offerings including our hosted online business optimization services. We recognize subscription revenues ratably over the term of agreements with our customers, beginning on the commencement of the service. Of the $98.6 million and $286.4 million in subscription revenue for the three and nine months ended September 3, 2010, respectively, approximately $74.9 million and $225.7 million, respectively, is from our Omniture segment with the remaining amounts representing our other business offerings.

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

Segment Information (dollars in millions)

	Three Months		Percent	Nine Months		Percent
	2010	2009	Change	2010	2009	Change
Creative Solutions	$549.7	$400.4	37%	$1,514.4	$1,272.8	19%
Percentage of total revenue	56%	57%		54%	58%
Knowledge Worker	162.6	138.1	18%	484.5	425.9	14%
Percentage of total revenue	16%	20%		17%	20%
Enterprise	94.2	71.9	31%	250.8	220.8	14%
Percentage of total revenue	10%	10%		9%	10%
Omniture	91.0	—	*	262.2	—	*
Percentage of total revenue	9%	—%		9%	—%
Platform	40.7	44.9	(9)%	132.7	134.1	(1)%
Percentage of total revenue	4%	7%		5%	6%
Print and Publishing	52.1	42.2	23%	147.4	135.0	9%
Percentage of total revenue	5%	6%		6%	6%
Total revenue	$990.3	$697.5	42%	$2,792.0	$2,188.6	28%
_________________________________________
*	Percentage is not meaningful.

Revenue from Creative Solutions increased $149.3 million and $241.6 million during the three and nine months ended September 3, 2010, respectively, as compared to the three and nine months ended August 28, 2009. This year-over-year increase was driven by strong licensing of CS4 in the first two quarters of fiscal 2010, as well as strong adoption of CS5 beginning in the second quarter of the fiscal year. For the three and nine months ended September 3, 2010, our Creative Suites related revenue increased 39% and 21%, respectively, and our Photoshop point product revenue increased 37% and 22%, respectively, as compared to the same periods in the prior year. The overall number of units licensed for Creative Solutions increased when compared to the three and nine months ended August 28, 2009. Unit average selling prices decreased during the three months ended September 3, 2010 as compared to the same period in the prior year. Unit average selling prices, excluding large enterprise license agreement (“ELA”) deals, remained relatively stable during the nine months ended as compared to the same period in the prior year. Although our overall Creative business was strong during the third quarter of fiscal 2010, we experienced weakness relative to our expectations in Japan as well as our education business in the U.S.

Revenue from Knowledge Worker increased $24.5 million and $58.6 million during the three and nine months ended September 3, 2010, respectively, as compared to the three and nine months ended August 28, 2009. We attribute this success to strength in enterprise licensing of Acrobat and improved economic conditions in certain markets and geographies where we focus on Acrobat adoption. An increase in the number of units licensed, excluding large ELA deals during the three and nine months ended September 3, 2010 also contributed to the increase in revenue. Unit average selling prices, excluding ELA deals, have remained relatively stable for the three and nine months ended September 3 2010, as compared to the three and nine months ended August 28, 2009.

Revenue from Enterprise increased $22.3 million and $30.0 million during the three and nine months ended September 3, 2010, respectively, as compared to the three and nine months ended August 28, 2009. The increase was due to increased adoption of our Connect and LiveCycle products.

We acquired Omniture in the fourth quarter of fiscal 2009, and as such, there is no three and nine months ended August 28, 2009 periods with which to compare Omniture’s revenue for three and nine months ended September 3, 2010.

Revenue from Platform decreased $4.2 million and $1.4 million during the three and nine months ended September 3, 2010, respectively, as compared to the three and nine months ended August 28, 2009. The decrease was due to lower developer tool revenue based on the new inclusion of developer tools within some CS5 suites and lower distribution revenue from OEM relationships with companies such as Google, where we offer their technologies as part of the download of Flash Player, Shockwave Player and Reader and generate revenue through successful installations of these technologies.

Revenue from Print and Publishing increased $9.9 million and $12.4 million during the three and nine months ended September 3, 2010, respectively, as compared to the three and nine months ended August 28, 2009. The increase was primarily due to an improved economic environment in certain markets and geographies, the launch of new products, fees received for engineering service and royalties related to PostScript products.

Geographical Information (dollars in millions)

	Three Months		Percent	Nine Months		Percent
	2010	2009	Change	2010	2009	Change
Americas	$502.5	$354.6	42%	$1,366.1	$998.5	37%
Percentage of total revenue	51%	51%		49%	46%
EMEA	290.9	196.2	48%	843.7	688.9	22%
Percentage of total revenue	29%	28%		30%	31%
Asia	196.9	146.7	34%	582.2	501.2	16%
Percentage of total revenue	20%	21%		21%	23%
Total revenue	$990.3	$697.5	42%	$2,792.0	$2,188.6	28%

Overall revenue for the three and nine months ended September 3, 2010 increased when compared to the three and nine months ended August 28, 2009, primarily due to the addition of Omniture revenue based on our acquisition of Omniture in the fourth quarter of fiscal 2009, as well as the launch of CS5 in the second quarter of fiscal 2010. Increased revenue in our Knowledge Worker and Enterprise business segments also contributed to the year-over-year growth.

The increase in revenue during the three and nine months ended September 3, 2010 as compared to the three and nine months ended August 28, 2009 in the Americas, EMEA and Asia was attributable to the factors noted above.

Included in the overall increase in revenue for the three and nine months ended September 3, 2010 as compared to the three and nine months ended August 28, 2009 were impacts associated with foreign currency as shown below:

(in millions)	Three Months	Nine Months
Revenue impact:
EMEA:
Euro	$(16.8)	$(1.9)
British pound	(3.5)	(1.7)
Total EMEA	(20.3)	(3.6)
Japanese Yen	5.4	15.4
Australian dollar	1.9	9.9
Total revenue impact	(13.0)	21.7
Hedging impact:
EMEA	13.0	18.7
Japanese Yen	0.2	0.6
Total hedging impact	13.2	19.3
Total impact	$0.2	$41.0

During the three and nine months ended September 3, 2010, the U.S. dollar strengthened against both the Euro and British pound causing revenue in EMEA measured in U.S. dollars to decrease compared with the same reporting periods last year. Revenue measured in both the Japanese Yen and Australian dollar were favorably impacted as these currencies strengthened against the U.S. dollar. Both our EMEA and Yen currency hedging programs resulted in hedging gains as noted in the table above.

Product Backlog

The actual amount of product backlog at any particular time may not be a meaningful indicator of future business prospects. Shippable backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. We had minimal shippable backlog for the third quarter of fiscal 2010 as compared to shippable backlog for the second quarter of fiscal 2010 of approximately 7% of second quarter fiscal 2010 revenue.

Cost of Revenue for the Three and Nine Months Ended September 3, 2010 and August 28, 2009 (dollars in millions)

	Three Months		Percent	Nine Months		Percent
	2010	2009	Change	2010	2009	Change
Product	$29.1	$40.7	(29)%	$92.3	$139.8	(34)%
Percentage of total revenue	3%	6%		3%	6%
Subscription	50.5	8.6	*	146.4	24.2	*
Percentage of total revenue	5%	1%		5%	1%
Services and support	19.5	15.7	24%	57.6	50.4	14%
Percentage of total revenue	2%	2%		2%	2%
Total cost of revenue	$99.1	$65.0	52%	$296.3	$214.4	38%
_________________________________________
*	Percentage is greater than 100%.

Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue decreased due to the following:

	Percent Change 2009 to 2010 QTD	Percent Change 2009 to 2010 YTD
Amortization of purchased intangibles	(24)%	(22)%
Royalty cost	(6)	(7)
Localization costs related to our product launches	(5)	(8)
Cost of sales	3	4
Excess and obsolete inventory	5	(1)
Various individually insignificant items	(2)	—
Total change	(29)%	(34)%

Amortization of purchased intangibles decreased during the three and nine months ended September 3, 2010, as compared to the three and nine months ended August 28, 2009, primarily due to amortization of approximately $11.6 million and $34.8 million, respectively, associated with the intangible assets purchased through our Macromedia acquisition which were fully amortized at the end of fiscal 2009.

Royalty costs related to obligations to certain key vendors that were incurred during the three and nine months ended August 28, 2009 did not recur during the three and nine months ended September 3, 2010.

The decrease in localization costs was primarily due to CS4 products becoming fully amortized at the end of fiscal 2009, offset in part by the launch of CS5 products during the nine months ended September 3, 2010.

Cost of sales increased primarily due to the associated increase in shrink-wrap shipments as a result of the launch of our CS5 products in the second quarter of fiscal 2010.

Excess and obsolete inventory increased during the three months ended September 3, 2010 primarily due to disposal of obsolete CS4 products. The decrease in excess and obsolete inventory during the nine months ended September 3, 2010 was primarily related to certain localized languages of our CS3 products, which became obsolete and were disposed of during the first quarter of fiscal 2009.

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

Cost of subscription revenue increased during the three and nine months ended September 3, 2010, as compared to the three and six months ended August 28, 2009 as a result of our acquisition of Omniture in the fourth quarter of fiscal 2009 and the addition of its related data center costs. Also included in cost of subscription revenue for the three and nine months ended September 3, 2010 is $14.4 million and $45.0 million, respectively, of amortization expense related to intangible assets acquired in conjunction with this acquisition.

Services and Support

Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased during the three and nine months ended September 3, 2010, as compared to the three and nine months ended August 28, 2009, primarily due to increases in compensation and related benefits driven by additional headcount as a result of our acquisition of Omniture.

Operating Expenses for the Three and Nine Months Ended September 3, 2010 and August 28, 2009 (dollars in millions)

Research and Development, Sales and Marketing, and General and Administrative Expenses

The increase in research and development, sales and marketing and general and administrative expenses during the three and nine months ended September 3, 2010 was primarily driven by increases in compensation expense due to additional headcount as a result of our acquisition of Omniture and to higher employee compensation including bonuses based on company performance to date when compared to the three and nine months ended August 28, 2009.

Research and Development

	Three Months		Percent	Nine Months		Percent
	2010	2009	Change	2010	2009	Change
Expenses	$168.3	$138.9	21%	$510.0	$427.3	19%
Percentage of total revenue	17%	20%		18%	20%

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

    Research and development expenses increased due to the following:

	Percent Change 2009 to 2010 QTD	Percent Change 2009 to 2010 YTD
Compensation associated with incentive compensation and stock-based compensation	15%	14%
Compensation and related benefits associated with headcount growth	2	3
Various individually insignificant items	4	2
Total change	21%	19%

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

Sales and Marketing

	Three Months		Percent	Nine Months		Percent
	2010	2009	Change	2010	2009	Change
Expenses	$303.2	$231.3	31%	$921.5	$724.0	27%
Percentage of total revenue	31%	33%		33%	33%

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

Sales and marketing expenses increased due to the following:

	Percent Change 2009 to 2010 QTD	Percent Change 2009 to 2010 YTD
Compensation associated with incentive compensation and stock-based compensation	15%	14%
Compensation and related benefits associated with headcount growth	4	4
Marketing spending to support overall marketing efforts	4	3
Marketing spending related to product launches and overall marketing efforts to further increase revenue	3	1
Various individually insignificant items	5	5
Total change	31%	27%

General and Administrative

	Three Months		Percent	Nine Months		Percent
	2010	2009	Change	2010	2009	Change
Expenses	$102.2	$79.6	28%	$283.2	$224.5	26%
Percentage of total revenue	10%	11%		10%	10%

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

General and administrative expenses increased due to the following:

	Percent Change 2009 to 2010 QTD	Percent Change 2009 to 2010 YTD
Compensation associated with incentive compensation and stock-based compensation	13%	12%
Compensation and related benefits associated with headcount growth	6	6
Professional and consulting fees	4	4
Depreciation and amortization	3	2
Various individually insignificant items	2	2
Total change	28%	26%

Restructuring Charges

	Three Months		Percent	Nine Months		Percent
	2010	2009	Change	2010	2009	Change
Expenses	$(2.1)	$—	*	$21.1	$15.9	33%
Percentage of total revenue	*	*		1%	1%
_________________________________________
*	Percentage is not meaningful.

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

In the first half of fiscal 2010, we continued to implement restructuring activities under this plan. We vacated approximately 48,000 square feet of sales and or research and development facilities in Australia, Canada, Denmark and the U.S. We accrued $6.5 million for the fair value of our future contractual obligations under these operating leases. We also recorded charges of $17.6 million in termination benefits for the elimination of approximately 245 full-time positions which represents substantially all of the remaining full-time positions expected to be terminated worldwide. We also recorded minor adjustments to reflect reductions in previously recorded estimates and fluctuations related to foreign currency translation.

In the third quarter of fiscal 2010, we recorded net adjustments of approximately $2.2 million to reflect net decreases in previously recorded estimates for termination benefits and facilities-related liabilities.

Fiscal 2008 Restructuring Plan

In the fourth quarter of fiscal 2008, we initiated a restructuring program, consisting of reductions in workforce of approximately 560 full-time positions globally and the consolidation of facilities, in order to reduce our operating costs and focus our resources on key strategic priorities.

During fiscal 2009, we continued to implement restructuring activities under this program. We vacated approximately 89,000 square feet of research and development and sales facilities in the U.S., the United Kingdom and Canada. We accrued $8.5 million for the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate, estimated at approximately 6% as of the date we ceased to use the leased properties. This amount is net of the fair value of future estimated sublease income of approximately $4.4 million. We also recorded additional charges of $6.7 million in termination benefits for the elimination of substantially all of the remaining 100 full-time positions expected to be terminated.

See Note 11 of our Notes to Condensed Consolidated Financial Statements for further information regarding our restructuring plans.

Amortization of Purchased Intangibles

	Three Months		Percent	Nine Months		Percent
	2010	2009	Change	2010	2009	Change
Expenses	$17.6	$15.0	17%	$53.9	$45.7	18%
Percentage of total revenue	2%	2%		2%	2%

Amortization expense increased during the three and nine months ended September 3, 2010, as compared to the three and nine months ended August 28, 2009 as a result of intangible assets purchased through our acquisition of Omniture in the fourth quarter of fiscal 2009 offset by a decrease in amortization associated with the intangible assets purchased through our Macromedia acquisition which were fully amortized at the end of fiscal 2009.

Non-Operating Income (Expense), Net for the Three and Nine Months Ended September 3, 2010 and August 28, 2009 (dollars in millions)

	Three Months		Percent	Nine Months		Percent
	2010	2009	Change	2010	2009	Change
Interest and other income (expense), net	$7.6	$6.7	13%	$1.9	$24.8	(92)%
Percentage of total revenue	1%	1%		*	1%
Interest expense	(16.4)	(0.5)	*	(40.2)	(1.9)	*
Percentage of total revenue	(2)%	*		(1)%	*
Investment gains (losses), net	3.5	0.6	483%	(10.7)	(18.5)	(42)%
Percentage of total revenue	*	*		*	(1)%
Total non-operating income (expense), net	$(5.3)	$6.8	(178)%	$(49.0)	$4.4	*
_________________________________________
*	Percentage is not meaningful.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income (expense), net also includes foreign exchange gains and losses, including those from hedging revenue transactions primarily denominated in Japanese Yen and Euro currencies.

Interest and other income (expense), net remained relatively unchanged during the three months ended September 3, 2010 as compared to the three months ended August 28, 2009. Included in the three months ended September 3, 2010 was $8.1 million in gains associated with a forward contract purchased to hedge our economic exposure related to our acquisition of Day Software Holding AG (“Day”). For the nine months ended September 3, 2010 as compared to the nine months ended

August 28, 2009, interest and other income (expense), net decreased primarily due to lower average interest rates on our investments of $16.5 million and increased foreign currency losses of $6.8 million.

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

Investment Gains (Losses), Net

Investment gains (losses), net consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities, unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities), and gains and losses of Adobe Ventures. Our net investment gains for the three months ended September 3, 2010 increased due to unrealized gains related to our Adobe Ventures and direct investments as compared to the three months ended August 28, 2009. Our net investment losses for the nine months ended September 3, 2010 decreased primarily due to other-than-temporary impairment charges incurred on certain of our direct investments during the nine months ended August 28, 2009.

Provision for Income Taxes for the Three and Nine Months Ended September 3, 2010 and August 28, 2009 (dollars in millions)

	Three Months		Percent	Nine Months		Percent
	2010	2009	Change	2010	2009	Change
Provision	$66.7	$38.4	74%	$151.3	$122.8	23%
Percentage of total revenue	7%	6%		5%	6%
Effective tax rate	23%	22%		23%	23%

Our effective tax rate increased by one percentage point for the three months ended September 3, 2010.  The increase was primarily due to the expiration of the U.S. research and development credit on December 31, 2009. For the nine months ended September 3, 2010, our effective tax rate remained unchanged at 23%. An approximately one percentage point increase was primarily due to the expiration of the U.S. research and development credit on December 31, 2009. This increase was offset by a one percentage point decrease, which is comprised of individually immaterial items.

Accounting for Uncertainty in Income Taxes

The gross liability for unrecognized tax benefits at September 3, 2010 was $212.7 million, exclusive of interest and penalties. If the total unrecognized tax benefits at September 3, 2010 were recognized in the future, $195.2 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $17.4 million federal benefit related to deducting certain payments on future state tax returns.

As of September 3, 2010, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $18.5 million. This amount is included in non-current income taxes payable.

The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $100 million. These amounts could decrease income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

(in millions)	September 3, 2010	November 27, 2009
Cash, cash equivalents and short-term investments	$2,578.3	$1,904.5
Working capital	$2,269.2	$1,629.1
Stockholders’ equity	$5,084.9	$4,890.6

A summary of our cash flows is as follows:
	Nine Months Ended
(in millions)	September 3, 2010	August 28, 2009
Net cash provided by operating activities	$802.4	$863.9
Net cash used for investing activities	(956.3)	(405.2)
Net cash used for financing activities	(29.0)	(227.7)
Effect of foreign currency exchange rates on cash and cash equivalents	(2.4)	14.7
Net (decrease) increase in cash and cash equivalents	$(185.3)	$245.7

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

Cash Flows from Operating Activities

Net cash provided by operating activities of $802.4 million for the nine months ended September 3, 2010, was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in deferred revenue, accrued expenses and taxes payable. Increases in deferred revenue related primarily to activity from our acquisition of Omniture, the related renewal of calendar-year based contracts in addition to increases in maintenance and support orders and royalty revenue deferrals related to changes in customer billing terms. Accrued expenses increased primarily due an increase in compensation related accruals based on company performance to date offset in part by a decrease in accrued benefits. During the nine months ended September 3, 2010, we also made our first semi-annual interest payment associated with our Notes totaling $31.1 million. Income taxes payable increased primarily due to tax liabilities accrued in the first quarter of fiscal 2010 associated with the repatriation of undistributed foreign earnings offset by approximately $150 million in payments against these liabilities during the second and third quarters of fiscal 2010.

The primary working capital uses of cash were increases in trade receivables and prepaid expenses and other current assets as well as decreases in accrued restructuring and trade payables. Trade receivables increased from revenue related to products that were shipped during the latter half of the second quarter of fiscal 2010 as a result of the launch of CS5 and the increase in business activity from our Omniture business unit. Increases in prepaid expenses and other current assets related primarily to our cash flow and balance sheet hedges due to the strengthening of the U.S. dollar in addition to new contracts entered into during the third quarter of fiscal 2010. Accrued restructuring decreased primarily due to payments made related to the fiscal 2009 restructuring plan that was initiated in the fourth quarter of fiscal 2009 in addition to adjustments made to previously recorded estimates, offset in part by new charges.

Cash Flows from Investing Activities

Net cash used for investing activities of $956.3 million for the nine months ended September 3, 2010, was primarily due to purchases of short-term investments, offset in part by maturities and sales of short-term investments.

Other uses of cash during the nine months ended September 3, 2010 represented purchases of property and equipment and long-term investments and other assets. These uses of cash were offset in part by a decrease in our restricted cash balance (in “Other” on our Condensed Consolidated Statements of Cash Flows), proceeds from the sale of equipment under our sale lease-back transaction and the sale of long-term investments and other assets.

Cash Flows from Financing Activities

In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 and $900.0 million of 4.75% senior notes due February 1, 2020. Our proceeds were approximately $1.5 billion which is net of an issuance discount of $6.6 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. The proceeds from this offering are available for general corporate purposes. As of September 3, 2010, the amount outstanding under the Notes was $1.5 billion, which is included in long-term liabilities on our Condensed Consolidated Balance Sheets. See Note 15 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

On February 1, 2010, we used $1.0 billion of the proceeds from the Notes offering to pay the outstanding balance on our credit facility, and as of September 3, 2010, this facility has no outstanding balance. We are in compliance with all of our covenants under our credit facility and the entire $1.0 billion credit line under this facility remains available for borrowing.

Net cash used for financing activities of $29.0 million for the nine months ended September 3, 2010, was primarily due to payment of the outstanding balance on our credit facility and treasury stock repurchases offset in part by proceeds from our Notes and treasury stock issuances. See the section titled “Stock Repurchase Program” discussed below.

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

In July 2010, we entered into a definitive agreement with Day. Under the terms of the agreement, we have commenced a public tender offer to acquire all of the publicly held registered shares of Day for 139 Swiss Francs per share in cash in a transaction valued at approximately 254.7 million Swiss Francs on a fully diluted equity-value basis. In order to hedge the economic exposure related to this acquisition, we entered into a forward contract to purchase 254.7 million Swiss Francs for $242.5 million U.S. dollars maturing near the expected closing date of the acquisition. The market value of this forward contract was $8.1 million U.S. dollars as of September 3, 2010 and is included in other assets on our Condensed Consolidated Balance Sheets, with changes in the market value of the $8.1 million recorded to interest and other income (expense), net on our Condensed Consolidated Statements of Income. Upon maturity of the forward contract, any remaining changes in the market value will be recorded to interest and other income (expense), net. This forward contract is accounted for as a separate transaction apart from the acquisition. We expect to finance the acquisition using existing cash, cash equivalents and short-term investment balances.

Restructuring

During the past several years, we have initiated various restructuring plans. Currently, we have the following four active restructuring plans, two of which were the result of large acquisitions:

•	Fiscal 2009 Restructuring Plan
•	Fiscal 2008 Restructuring Plan
•	Omniture Restructuring Plan
•	Macromedia Restructuring Plan

During the third quarter of fiscal 2010, we have accrued total restructuring charges of approximately $17.0 million of which approximately $2.6 million relates to ongoing termination benefits and contract terminations and are expected to be paid during fiscal 2010. The remaining $14.4 million relates to the cost of closing redundant facilities and are expected to be paid per contract through fiscal 2021 of which over 80% will be paid through 2013.

During the nine months ended September 3, 2010, we made payments related to the above restructuring plans totaling approximately $47.2 million which consisted of approximately $41.5 million related to termination benefits and contract terminations and approximately $5.7 million related to the cost of closing redundant facilities.

We believe that our existing cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet the cash outlays for the restructuring actions described above.

See Note 11 of our Notes to Condensed Consolidated Financial Statements for more detailed information regarding our restructuring plans.

Other Liquidity and Capital Resources Considerations

Our existing cash, cash equivalents and investment balances may fluctuate during the remainder of fiscal 2010 due to changes in our planned cash outlay, including changes in incremental costs such as direct and integration costs related to our acquisitions. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

As of September 3, 2010, the amount outstanding under the Notes was $1.494 billion. On February 1, 2010, we used $1.0 billion of the proceeds from this offering to pay the outstanding balance on our credit facility. The remainder of the proceeds from the Notes are available for general corporate purposes. There is no outstanding balance under our credit facility and the entire $1.0 billion credit line under this facility remains available for borrowing.

We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 73% of our consolidated invested balances during the third quarter of fiscal 2010. Within the U.S., the portfolio is invested in money market funds for working capital purposes and a fixed income portfolio which includes municipal securities, U.S. agency securities and corporate bonds. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury securities.

Stock Repurchase Program

During the third quarter of fiscal 2010, our Board of Directors approved an amendment to our stock repurchase program authorized in April 2007 from a non-expiring share-based authority to a time-constrained dollar-based authority. As part of this amendment, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012. This amended program did not affect the $250.0 million structured stock repurchase agreement entered into during March 2010. As of September 3, 2010, no prepayments remain under that agreement.

During the nine months ended September 3, 2010 and August 28, 2009, we entered into several structured stock repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $650.0 million and $350.0 million, respectively. Of the $650.0 million of prepayments in the nine months ended September 3, 2010, $250.0 million was under the stock repurchase program prior to the program amendment and the remaining $400.0 million was under the amended $1.6 billion time-constrained dollar-based authority. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the nine months ended September 3, 2010, we repurchased approximately 19.0 million shares at an average price of $30.32 through structured repurchase agreements entered into during fiscal 2009 and fiscal 2010. During the nine months ended August 28, 2009, we repurchased approximately 9.9 million shares at an average price of $25.31 through structured repurchase agreements, which included prepayments from fiscal 2008 and fiscal 2009.

Subsequent to September 3, 2010, as part of our $1.6 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $200.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $200.0 million stock repurchase agreement, $1.0 billion now remains under our time-constrained dollar-based authority. See Notes 12 and 18 for further discussion of our stock repurchase program.

    Refer to Part II, Item 2 in this report for share repurchases during the quarter ended September 3, 2010.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

    We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended November 27, 2009. Our principal commitments as of September 3, 2010 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. Except as discussed below, there have been no significant changes in those obligations during the nine months ended September 3, 2010. See Notes 14 and 15 of our Notes to Condensed Consolidated Financial Statements for more detailed information.

Notes

    In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 and $900.0 million of 4.75% senior notes due February 1, 2020. As of November 27, 2009, we had an outstanding credit facility of $1.0 billion which we repaid on February 1, 2010 using the proceeds from the Notes.

    Interest on the Notes is payable semi-annually, in arrears on February 1 and August 1, commencing on August 1, 2010. In August 2010, we made our first semi-annual interest of $31.1 million. At September 3, 2010, our maximum commitment for interest payments under the Notes was $493.9 million.

Capital Lease Obligation

    In June 2010, we entered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. This transaction was classified as a capital lease obligation and recorded at fair value.

The following table summarizes our capital lease obligations as of September 3, 2010 (in millions):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$33.1	$1.7	$19.9	$11.5	$—

Financial Covenants

    Our credit facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. Our leases for the East and West Towers and the Almaden Tower are both subject to standard covenants including certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of September 3, 2010, we were in compliance with all of our covenants. Our Notes do not contain any financial covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.

Royalties

    We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

    The lease agreements for our corporate headquarters provide for residual value guarantees. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Condensed Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to our Condensed Consolidated Statements of Income over the life of the leases. As of September 3, 2010 and November 27, 2009, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $0.9 million and $1.3 million, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We believe that there have been no significant changes in our market risk exposures for the three and nine months ended September 3, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

    Based on their evaluation as of September 3, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

    In October 2009, we acquired Omniture, Inc. We do not expect this acquisition to materially affect our internal controls over financial reporting. We have expanded the scope of a number of our internal processes to include the former operations of Omniture that have not been fully integrated and tested into our existing internal control processes at September 3, 2010. There were no other changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

    The markets for our products and services are characterized by intense competition, evolving industry standards and business models, disruptive software and hardware technology developments, frequent new product and service introductions, short product and service life cycles, price cutting, with resulting downward pressure on gross margins, and price sensitivity on the part of consumers. Our future success will depend on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological changes. For example, certain versions of Microsoft Windows operating systems contain a fixed document format, XPS, which competes with Adobe PDF. Additionally, certain versions of Microsoft Office offer a feature to save Microsoft Office documents as PDF files, which competes with Adobe PDF creation. Microsoft Expression Studio competes with our Adobe Creative Suite family of products and Microsoft Silverlight and Visual Studio, Web development tools for RIAs, compete with Adobe Flash, Adobe Flex and Adobe AIR. Oracle’s (formerly Sun’s) JavaFX, alternative approaches to deploying RIAs, compete with Adobe Flash and Adobe AIR. Additionally, HTML5 specifies scripting application programming interfaces which if broadly implemented in browsers could compete with the scripting capabilities found in Adobe Flash technologies. Companies, such as Google, Oracle (formerly Sun), Apple and Microsoft, may introduce competing software offerings for free or open source vendors may introduce competitive products. In addition, recent advances in computing and communications technologies have made the SaaS, or on-demand, business model viable. The SaaS model allows companies to provide hosted applications, data and related services over the Internet. SaaS providers primarily use advertising or subscription-based revenue models. We are further developing and deploying our own SaaS strategies through various business units, including our Omniture business unit, but there are significant competitors in this area as well. For instance, our Adobe Online Marketing Suite competes with Google Analytics, which Google offers free of charge, and other competitive SaaS offerings from companies such as IBM (which acquired Coremetrics and has agreed to acquire Unica and Netezza), Yahoo! and WebTrends. If any competing products or services in these areas achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of our Annual Report on Form 10-K for fiscal year 2009.

If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.

    We plan to release numerous new product and service offerings and employ new software delivery methods in connection with our diversification into new business models. It is uncertain whether these strategies will prove successful or that we will be able to develop the infrastructure and business models as quickly as our competitors. Market acceptance of these new product and service offerings will be dependent on our ability to include functionality and usability in such releases that address certain customer requirements with which we have limited prior experience and operating history. Some of these new product and service offerings could subject us to increased risk of legal liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. For example, with our introduction of on-demand services, we are entering a market that is at an early stage of development. Market acceptance of such services is affected by a variety of factors, including security, reliability, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally. As our business continues to transition to new business models that may be more highly regulated for privacy and data security, and to countries outside the U.S. that have more stringent data protection laws, our liability exposure, compliance requirements and costs may increase. In addition, laws in the areas of privacy and online advertising are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we and our customers can collect, use, store or transmit the information of customers or employees, communicate with customers, and deliver products and services. Further, any perception of our practices as an invasion of privacy, whether or not illegal, may subject us to public criticism. Existing and potential future privacy laws, increased risks related to unauthorized data disclosures and increasing sensitivity of consumers to use of personal information may create negative public relations related to our products and business practices.

    Additionally, customer requirements for open standards or open source products could impact adoption or use of some of our products or services. To the extent we incorrectly estimate customer requirements for such products or services or if there is a delay in market acceptance of such products or services, our business could be harmed.

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

    We are also devoting significant resources to the development of technologies and service offerings in markets where we have a limited operating history, including the enterprise, government and mobile and non-pc device markets. In the enterprise and government markets, we intend to increase our focus on vertical markets such as education, financial services, manufacturing, and horizontal markets such as training and marketing. These new offerings and markets require a considerable investment of technical, financial and sales resources, and a scalable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the enterprise, government and mobile and device markets, and greater sales, consulting and marketing resources. In the mobile and device markets, our intent is to partner with device makers, manufacturers and telecommunications carriers to embed our technology on their platforms, and in the enterprise and government market our intent is to form strategic alliances with leading enterprise and government solutions and service providers to provide additional resources to further enable penetration of such markets. If we are unable to successfully enter into strategic alliances with device makers, manufacturers, telecommunication carriers and leading enterprise and government solutions and service providers, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted.

The continued uncertainty in economic conditions and the financial markets and other adverse changes in general political conditions in any of the major countries in which we do business could adversely affect our operating results.

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

    Financial institutions may continue to consolidate or cease to do business which could result in a tightening in the credit markets, a low level of liquidity in many financial markets, and increased volatility in fixed income, credit, currency and equity markets. There could be a number of effects from a credit crisis on our business, which could include impaired credit availability and financial stability of our customers, including our distribution partners and channels. A disruption in the financial markets may also have an effect on our derivative counterparties and could also impair our banking partners on which we rely for operating cash management. Any of these events would likely harm our business, results of operations and financial condition.

    Political instability in any of the major countries we do business in would also likely harm our business, results of operations and financial condition.

Revenue from our new businesses may be difficult to predict.

    As previously discussed, we are devoting significant resources to the development of product and service offerings where we have a limited operating history. This makes it difficult to predict revenue and revenue may decline more quickly than anticipated. Additionally, we have a limited history of licensing products and offering services in certain markets such as the government and enterprise market and may experience a number of factors that will make our revenue less predictable, including longer than expected sales and implementation cycles, decisions to open source certain of our technology initiatives, potential deferral of revenue due to multiple-element revenue arrangements and alternate licensing arrangements. If any of our assumptions about revenue from our new businesses prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.

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

    We have in the past and may in the future acquire additional companies, products or technologies. Most recently, we completed the acquisition of Omniture in October 2009 and we announced in July 2010 our intent to acquire Day. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. These risks include:

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

    Maintaining the security of computers and computer networks is a critical issue for us and our customers. Hackers may develop and deploy viruses, worms, and other malicious software programs that are designed to attack our products and systems, including our internal network. Although this is an industry-wide problem that affects computers and products across all platforms, it affects our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. Critical vulnerabilities have been identified in certain of our products. These vulnerabilities could cause the application to crash and could potentially allow an attacker to take control of the affected system.

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

    Some of our businesses, including our Omniture business unit, rely on services hosted and controlled directly by us or by third parties. Because we hold large amounts of customer data and host certain of such data in third-party facilities, a security incident may compromise the integrity or availability of customer data, or customer data may be exposed to unauthorized access. Unauthorized access to customer data may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While strong password controls, IP restriction and account controls are provided and supported, their use is controlled by the customer. As such, this could allow accounts to be created with weak passwords, which could result in allowing an attacker to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer employees. If there were ever an inadvertent disclosure of personal information, or if a third party were to gain unauthorized access to the personal information we possess on behalf of our customers, our operations could be disrupted, our reputation could be harmed and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could result in the loss of customers and harm our business.

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

    On behalf of certain of our customers using our services, including those using services offered by our Omniture business unit, we collect information derived from the activities of Website visitors, which may include anonymous and/or personal information. This enables us to provide such customers with reports on aggregated anonymous or personal information from and about the visitors to their Websites in the manner specifically directed by each such individual customer. Federal, state and foreign government bodies and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Therefore, our compliance with privacy laws and regulations and our reputation among the public body of Website visitors depend on such customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with such visitors’ expectations. We also rely on representations made to us by customers that their own use of our services and the information we provide to them via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. We ask customers to represent to us that they provide their Website visitors the opportunity to “opt-out” of the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if such customers do not otherwise comply with applicable privacy laws, we could face potentially adverse publicity and possible legal or other regulatory action.

Failure to manage our sales and distribution channels and third-party customer service and technical support providers effectively could result in a loss of revenue and harm to our business.

    A significant amount of our revenue for application products is from three distributors, Ingram Micro, Inc., Tech Data Corporation and the Douglas Stewart Company, which represented 13%, 6% and 6% of our net revenue for the third quarter of fiscal 2010, respectively. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro, Tech Data and the Douglas Stewart Company and their subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In the third quarter of fiscal 2010, no single agreement with these distributors was responsible for over 10% of our total net revenue. If any one of our agreements with these distributors were terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.

    Successfully managing our indirect channel efforts to reach various potential customer segments for our products and services is a complex process. Our distributors are independent businesses that we do not control. Notwithstanding the independence of our channel partners, we face potential legal risk and reputational harm from the activities of these third parties including, but not limited to, export control violations, corruption and anti-competitive behavior. Although we have undertaken efforts to reduce these third-party risks, they remain present. We cannot be certain that our distribution channel will continue to market or sell our products effectively. If we are not successful, we may lose sales opportunities, customers and revenues.

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

    We are a global business that generates almost 50% of our total revenue from sales to customers outside of the Americas. This subjects us to a number of risks, including:

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

    We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of our deferred tax assets and liabilities.

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

    Our cash equivalent and short-term investment portfolio as of September 3, 2010 consisted of money market mutual funds, U.S. Treasury securities, U.S. agency securities, municipal securities, corporate bonds and foreign government securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

    Should uncertain financial market conditions continue, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause other income and expense to vary from expectations. As of September 3, 2010, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    Below is a summary of stock repurchases for the three months ended September 3, 2010. See Note 12 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period(1)	Shares Repurchased(2)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plan
	(in thousands, except average price per share)
June 5— July 2, 2010
Shares repurchased	5,195	$31.82	5,195	—	(3)
Amended repurchase authority	—	—	—	$1,600,000	(1)
July 3— July 30, 2010
Shares repurchased	8,450	$27.61	8,450	$(233,333)	(4)
August 1— September 3, 2010
Shares repurchased	1,225	$27.60	1,225	$(33,798)	(4)
Total	14,870		14,870	$1,332,869
_________________________________________
(1)
In December 1997, our Board of Directors authorized our stock repurchase program which was not subject to expiration. This repurchase program was limited to covering net dilution from stock issuances and was subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time. In June 2010, our Board of Directors approved an amendment to change our stock repurchase program from a non-expiring share-based authority to a time-constrained dollar-based authority. As part of this amendment, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012.

(2)
During the three months ended September 3, 2010, there were no shares that were cancelled when employees surrendered them in lieu of cash payments for withholding taxes due. These shares were not part of the publicly announced repurchase program.

(3)
In March 2010, we entered into a structured stock repurchase agreement with a large financial institution, whereupon we provided them with a prepayment of $250.0 million. This agreement was part of our program that was authorized in December 1997 and is not part of the amended share repurchase program approved by our Board of Directors in June 2010.

(4)
In June 2010, as part of the amended program, we entered into structured stock repurchase agreements with large financial institutions whereupon we provided them with prepayments of $400.0 million. As of September 3, 2010, approximately $132.9 million of up-front payments remained under these agreements.

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

Date: October 8, 2010

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:

Adobe
Adobe AIR
Acrobat
Adobe Connect
AIR
Captivate
ColdFusion
Creative Suite
Flash
Flash Builder
Flash Lite
Flex
Lightroom
LiveCycle
Omniture
Open Screen Project
Photoshop
PostScript
Reader
Shockwave

    All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Bylaws	8-K	1/13/09	3.1

3.2	Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	7/16/01	3.6

3.2.1	Certificate of Correction of Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	4/11/03	3.6.1

3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/08/03	3.3

4.2	Specimen Common Stock Certificate	S-3	1/15/10	4.3

4.3	Form of Indenture	S-3	1/15/10	4.1

4.4	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/10	4.1

10.1	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/09/10	10.1

10.2	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.3	1997 Employee Stock Purchase Plan, as amended*				X

10.4	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.5	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.6	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6

10.7	2003 Equity Incentive Plan, as amended and restated*	8-K	4/20/10	10.1

10.8	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	4/04/08	10.11

10.9	Form of Indemnity Agreement*	10-Q	6/26/09	10.12

10.10	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.11	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/07/04	10.14

10.12	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

10.13	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.14	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.19

10.15	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.20

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.16	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/07/04	10.11

10.17	2008 Executive Officer Annual Incentive Plan*	8-K	1/30/08	10.4

10.18	2005 Equity Incentive Assumption Plan, as amended*	10-Q	4/09/10	10.19

10.19	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	10-Q	4/04/08	10.24

10.20	Allaire Corporation 1997 Stock Incentive Plan*	S-8	3/27/01	4.06

10.21	Allaire Corporation 1998 Stock Incentive Plan*	S-8	3/27/01	4.07

10.22	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08

10.23	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09

10.24	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.25	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07

10.26	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	8/03/01	10.01

10.27	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	8/10/05	4.08

10.28	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09

10.29	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.30	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/08/05	10.01

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.31	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.1

10.32	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.33	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.34	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.35	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.1

10.36	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.2

10.37	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.38	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4

10.39	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.40	First Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of February 11, 2008*	8-K	2/13/08	10.1

10.41	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	8-K	2/13/08	10.2

10.42	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.43	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.44	Credit Agreement, dated as of February 16, 2007, among Adobe Systems Incorporated and Certain Subsidiaries as Borrowers; BNP Paribas, Keybank National Association, and UBS Loan Finance LLC as Co-Documentation Agents; JPMorgan Chase Bank, N.A. as Syndication Agent; Bank of America, N.A. as Administrative Agent and Swing Line Lender; the Other Lenders Party Thereto; and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	8/16/07	10.1

10.45	Amendment to Credit Agreement, dated as of August 13, 2007, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	8/16/07	10.2

10.46	Second Amendment to Credit Agreement, dated as of February 26, 2008, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	2/29/08	10.1

10.47	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.48	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.60

10.49	Form of Director Initial Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.61

10.50	Form of Director Annual Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	10-K	1/23/09	10.62

10.51	Description of 2009 Director Compensation*	10-K	1/23/09	10.63

10.52	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

10.53	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/04/06	10.2A

10.54	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/04/06	10.2B

10.55	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/09/06	10.2C

10.56	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	08/06/09	10.3

10.57	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9

10.58	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.59	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5

10.60	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6

10.61	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A

10.62	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8

10.63	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7

10.64	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.5

10.65	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.6

10.66	Description of 2010 Director Compensation*	10-K	1/22/10	10.71

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.67	Form of Performance Share Program Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.2

10.68	2010 Performance Share Program Award Calculation Methodology pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.3

10.69	Fiscal Year 2010 Executive Annual Incentive Plan*	8-K	1/29/10	10.4

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

101.INS	XBRL Instance††				X

101.SCH	XBRL Taxonomy Extension Schema††				X

101.CAL	XBRL Taxonomy Extension Calculation††				X

101.LAB	XBRL Taxonomy Extension Labels††				X

101.PRE	XBRL Taxonomy Extension Presentation††				X

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

101.DEF	XBRL Taxonomy Extension Definition††	X
_________________________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.20 through 10.30 are to filings made by Macromedia, Inc. References to Exhibits 10.53 through 10.65 are to filings made by Omniture, Inc.

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