Form 10-K
period 2010-12-03
ADOBE SYSTEMS INC
filed 2011-01-27
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 3, 2010

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 4, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $13,532,884,642 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 21, 2011, 504,728,145 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 3, 2010, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“the SEC”), including our Quarterly Reports on Form 10-Q to be filed in 2011. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1.  BUSINESS

Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of creative, business, Web and mobile software and services used by creative professionals, knowledge workers, developers, marketers, enterprises and consumers for creating, managing, delivering, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We distribute our products through a network of distributors, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”) and original equipment manufacturers (“OEMs”). We also market and license our software directly to enterprise customers through our sales force and to end users through our own Website at www.adobe.com. In addition, we license our technology to hardware manufacturers, software developers and service providers, and provide some of our solutions via Software as a Service (“SaaS”), also known as hosted or “cloud-based” offerings. Our software runs on personal computers (“PC”) and server-based computers, as well as various non-PC and mobile devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia.

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

BUSINESS OVERVIEW

For more than 28 years, innovation in Adobe software and technologies has transformed how individuals, businesses and governments communicate and interact with their constituents. Across the markets and customers we serve, Adobe helps create and deliver the most compelling content and applications in a streamlined workflow, and optimize those experiences for greater return on investment. Our solutions turn ordinary interactions into compelling and valuable digital experiences, across media and devices, anywhere, anytime.

While continuing to sell a broad portfolio of services and solutions, we are focusing our greatest business investment in three strategic growth areas:

Content authoring—enabling how digital experiences are created, managed, distributed, and increasingly monetized in a multiscreen world. Our customers include traditional creators, developers and digital media professionals, as well as their management in marketing departments and agencies, companies and publishers. This is the core of what we have delivered for over 20 years, but we are evolving rapidly to ensure these customers have an integrated workflow to handle the plethora of new devices and formats that are emerging.

Customer experience management—transforming how enterprises engage with their customers through powerful digital experiences. Our customers include line of business owners as well as their IT partners. Our solutions are designed to help companies be effective in signing up and servicing their customers to produce a positive business impact.

Online marketing—providing solutions and services for how digital advertising and marketing is measured, executed, and optimized. Our customers include advertisers, publishers, chief marketing officers and chief revenue officers. We process over a trillion transactions a quarter in helping our customers with site analytics, visitor acquisition and conversion. This complements our content authoring franchise, bringing together the art of creating content with the science of optimizing it.

PRODUCTS AND SERVICES OVERVIEW

Entering fiscal 2010, we organized our products and services into the following businesses: Creative Solutions, Business Productivity Solutions, Omniture, Platform and Print and Publishing. We reported our financial results based on these named businesses, with the exception of Business Productivity Solutions which we reported in two segments: Knowledge Worker and Enterprise. We also renamed Business Productivity Solutions to Digital Enterprise Solutions in the middle of the fiscal year.

Effective in the first quarter of fiscal 2011, we modified our segments due to changes we made in how we operate our business. We have split our prior Creative Solutions segment into two new segments: Digital Media Solutions, and Creative and Interactive Solutions. Digital Media Solutions contains our industry-leading Photoshop family of digital imaging products and our video products used by creative professionals and hobbyists, whereas Creative and Interactive Solutions contains our Creative Suite family of products including our professional page layout and Web layout products. We also merged our former Platform business unit and reporting segment into the new Creative and Interactive Solutions business unit and reporting segment to better align our focus with market trends and our opportunities. Our Omniture segment and our Print and Publishing segment continue to be reported as they were in fiscal 2010. Our Digital Enterprise Solutions business continues to be split and reported in two segments: Knowledge Worker and Enterprise.

In addition to our business unit reorganization, we also moved several products to different businesses. Our Scene7 products have been moved from our prior Creative Solutions business to our Omniture business; our ColdFusion products have been moved from our prior Platform business to our Print and Publishing business; and our Presenter product that was part of our Adobe Connect offering has been moved from our Knowledge Worker business to our Print and Publishing business.

Accordingly, our six fiscal 2011 reportable segments will be as follows: Creative and Interactive Solutions, Digital Media Solutions, Knowledge Worker, Enterprise, Omniture, and Print and Publishing. We will adjust our reportable segments at the beginning of fiscal 2011 to reflect these changes. The following overview is organized by these new segments and combines an explanation of our market opportunities with a summary of our fiscal 2010 results and a discussion of our strategies to address our market opportunities in fiscal 2011 and beyond.

Creative and Interactive Solutions Segment

Creative and Interactive Solutions Market Opportunity

Our Creative and Interactive Solutions segment focuses on the needs of creative professional customers, as well as Web and application developers. Collectively, these customers include those in professions such as graphic designers, production artists, Web designers and developers, user interface designers, writers, videographers, motion graphic artists, prepress professionals, video game developers and mobile application developers. They use and rely on Adobe’s solutions for professional publishing, Web design and development, animation and motion graphic production, application development and printing visually rich information. They also use our professional imaging and video products, which are reported in our Digital Media Solutions segment.

Our Creative Suite family of products are used by creative professionals to create much of the printed and on-line information people see, read and interact with every day, including newspapers, magazines, Websites, Rich Internet Applications (“RIAs”), catalogs, advertisements, brochures, product documentation, books, memos, reports and banners. Our tools are also used to create and enhance visually rich content, including video, animation and mobile content, that is created by multimedia, film, television, audio and video producers who work in advertising, Web design, music, entertainment, corporate and marketing communications, product design, user interface design, sales training, printing, architecture and fine arts. Knowledge workers, educators, hobbyists and high end consumers also use our creative products to create and deliver content that is of creative professional quality.

We believe innovation we deliver in the tools and solutions our customers use enable the future of digital media. Our creative solutions are mission-critical to customers such as publishers and advertisers; they rely on Adobe tools and technologies to create highly compelling content, deliver it across diverse media and devices, and then optimize it through systematic targeting and measurement. For example:

·
Publishers around the world are striving to embrace the digital age—to build distinctive brands, develop sustainable business strategies, achieve greater profitability, and deliver optimized content to fragmented audiences on an expanding array of smartphones, tablets, e-readers, and other devices. Their audiences seek compelling, media-rich experiences, wherever they go, using their preferred devices.

·
Advertisers face an ever-shifting media landscape. Traditional media are giving way to the emergence of new digital channels such as mobile devices and social networks. Customers have greater choice in where they go for their preferred brands, making it harder to keep audiences engaged. Successful advertising increasingly requires compelling content and greater focus on data and analytics than ever before in order to optimize advertising for improved targeting and higher returns.

As technology continues to change and improve, the market dynamics for these creative professionals continue to evolve. Due to the constantly changing ways in which people choose to receive information, creative professionals look to their software tools and services as a means to make their information impactful and to repurpose content across a variety of media, applications and systems. They desire greater efficiency from the software they use to streamline their publishing and content creation workflows and to effectively manage their assets. They also look for new and innovative ways to deliver their content and information to hand-held devices such as smartphones, tablets and consumer electronic devices.

Creative professional customers license upgrades and new versions of our Creative and Interactive Solutions products due to the high degree of innovative new features and significant productivity gained through their use. They also frequently purchase license upgrades and new versions of these products when they buy new computers, or migrate to new or updated operating systems.

In addition, knowledge workers in enterprises and government, educators and students in schools and universities, and hobbyists at home license our creative products. Knowledge workers desire professional-quality products to accomplish tasks such as creating visually-rich sales presentations, engineering or architectural proposals, real estate flyers and school yearbooks. Educators utilize our solutions to educate future creative professionals, as well as create their course content and online eLearning-based lessons. Hobbyists use our tools to create distinctive online communications, community newsletters, blogs and Websites for family, friends or community organizations.

With the increasing use of the Web as a means for marketing, advertising and commerce, we believe a key driver of our Creative and Interactive Solutions business will also be the growing amount of Website content created by our customers to deliver impactful and compelling Web-based experiences for their constituents across multiple screens, including PCs, mobile devices such as smartphones and tablets, and Internet-connected living room electronics such as televisions. We also believe those who manage Websites will want to utilize Web analytic data and other Web usage metrics to optimize their Websites and content to improve the overall experience of their sites.

To address these trends and the workflow implications, our Creative and Interactive Solutions business unit also focuses on the development, marketing and licensing of our Adobe Flash technologies, as well as our support and development efforts for other Web technologies including HTML. The broad reach and rapid adoption of the newest versions of our Flash technologies allows us to rapidly innovate with our designer, developer and enterprise software which utilize these technologies—enabling our customers to deliver new and more engaging experiences to their constituents with the widest range of media that leverages the latest advancements in operating systems, platforms, devices and rich media technologies. Our support for HTML and other Web standards enables these technologies to also be broadly adopted through innovations in our tools, and used to create rich, engaging Web experiences.

Creative and Interactive Solutions Business Summary

Our Creative Suite 4 (“CS4”) family of products, which first shipped in fiscal 2008, incorporated Adobe technologies used by creative professionals into six Creative Suite editions and thirteen individual creative products, providing offerings for the various creative disciplines our customers desire. Entering fiscal 2010, our overall creative business was exiting a year that was adversely affected by the global economic recession and the weak general macro-economic environment. This caused overall revenue for CS4 to be lower than revenue achieved with the prior version for a comparable period of time since release. Despite this economy-driven weakness, we maintained our focus on driving adoption of our creative products entering 2010—particularly with large media companies and enterprise customers. With our execution, and as the general economy improved in early 2010, licensing of our CS4 products remained stable in the first five months of fiscal 2010.

In May of 2010, we delivered Creative Suite 5 (“CS5”), the newest release of our creative toolset. CS5 provides more than 250 new and enhanced features, significant performance improvements, new integration with Omniture measurement and optimization services (or software services), and new workflow capabilities. These feature sets enable users to create and deliver their content and applications across the broadest range of media and formats.

The launch of CS5 included the introduction of a new product called Adobe Flash Catalyst, which is a professional interaction design tool for creative professionals who want to create expressive interfaces and interactive content without writing code. The new CS5 release was also the first version of Creative Suite to integrate with new Adobe CS Live online services, which are a set of capabilities that enhance the feature set of Creative Suite to include features such as Adobe BrowserLab, Adobe CS Review, SiteCatalyst NetAverages, Acrobat.com, and Adobe Story.

As of the end of fiscal 2010, we experienced an increase in revenue for CS5 when compared to a similar period of availability for CS4. Despite this success, we did experience modest weakness in the adoption of CS5 in the second half of fiscal 2010 in the education and Japan markets. We attribute this weakness to education budget issues which occurred during the normally seasonally strong education buying period in the summer, and, economic weakness in the Japan market, respectively. Overall, however, we believe CS5 has performed well given the status of the economy in our major markets across the world.

During fiscal 2010 in the professional page layout market, despite the 2009 downturn in the economy and the financial pressure facing traditional print media companies, we continued to focus on gaining market share during the year with our Adobe InDesign product. Similarly, in the Web layout and Web development markets, and in the illustration market, we focused on maintaining market share leadership with our Adobe Dreamweaver and Adobe Illustrator products. New CS5 versions of these products delivered in fiscal 2010 increased these products’ capabilities and value propositions for end users, allowing us to maintain or grow our market share position against competitors.

In the fall of 2010 we introduced a beta of the Adobe Digital Publishing Suite, an online, hosted publishing solution that enables magazine and newspaper publishers to deliver engaging, branded reading experiences of their publications to an extensive array of mobile and tablet devices. This new solution combines hosted services, flexible e-commerce models to sell single issues and subscriptions directly to consumers through mobile marketplaces, and analytics capabilities based on our Adobe Online Marketing Suite. Content is created and enhanced through integration with CS5 to enable a complete workflow for the creation and delivery of content to mobile device users via our new Content Viewer technology.

As hundreds of millions of people around the world adopt Internet-connected smartphones and tablet devices as a means to communicate, collaborate and be entertained, as well as consumer electronic devices such as digital cameras, Internet-connected televisions and game consoles, we believe a significant opportunity exists to offer more integrated solutions involving our creative solutions and our platform technologies. This trend equally applies to emerging categories such as smartphone and tablet application development, and user interface and application creation for new Internet-connected televisions. The explosion in adoption of such devices is creating a challenge for content owners and application developers to deliver consistent experiences across multiple devices, operating systems, Web browsers and screen sizes.

To address these challenges, we increased our investment during the year in support of formats and standards such as HTML and Adobe Flash. During fiscal 2010, we introduced new features across many of our products to support the newest version of the HTML standard, version 5 (“HTML5”). Among the new innovations we introduced were HTML5 feature sets in our Dreamweaver and Illustrator products.

We also advanced the capabilities of our Adobe Flash Player during the year. In the later part of fiscal 2009 and during the first half of fiscal 2010, we released a version 10.1 update for our Flash Player. For the first time, we simultaneously delivered comparable Flash Player capabilities for both PC and non-PC implementations. Building upon the success of Flash Player 10, the newest 10.1 version adds improved video capabilities such as HTTP streaming, content protection, peer-to-peer support, and enhanced digital video recorder capabilities such as pause, instant replay, and slow motion for both PC as well as smartphone and tablet environments. It also adds hardware acceleration for improved performance in both PC and non-PC environments, and new user interface capabilities such as touch screen input methods for non-PC devices which lack the traditional input methods of a PC such as a mouse.

Adoption of the new Flash Player 10.1 on PCs was the fastest ever of any Flash Player release during the three months after it was commercially available. With non-PCs, companies such as Google, Research in Motion (“RIM”), Samsung and Motorola announced or introduced Flash Player 10.1 as part of their new smartphone operating system and handset offerings during the year. With this broad support, more than 10 million copies of Flash Player 10.1 for mobile devices were either shipped or downloaded during fiscal 2010 and we expect approximately 60 million more shipments and downloads of Flash Player to smartphones and tablets during fiscal 2011. This adoption of our Flash technologies resulted in strong growth in the number of developers in the world who utilize our developer tools to deliver content and applications based on Flash.

Due to the success and frequent electronic downloads of these client technologies, we generate revenue through OEM relationships with companies such as Google, where we include their technologies as part of the download offerings of our client technologies on PCs. In fiscal 2010, this download revenue grew when compared to fiscal 2009 and represented a significant part of the overall revenue we reported in our prior Platform segment.

With the delivery of Flash Player 10.1 in fiscal 2010, nineteen of the top twenty handset manufacturers have now committed to utilizing Adobe Flash Player for Web browsing, Web application creation and the delivery of rich, consistent Internet experiences on their devices. Over time, we expect adoption of Flash Player to accelerate—increasing the need for Adobe’s designer and developer tools used to create content and applications, as well as broadening our Omniture and LiveCycle opportunities as Web and IT developers extend the reach of their solutions to include mobile handsets and tablets as enterprise clients.

In the same way we have had success deploying Flash Player to PC and non-PC devices during fiscal 2010, we also broadened the reach of our cross-platform client technology named Adobe AIR. Based on Flash, PDF and HTML technologies, Adobe AIR enables developers to leverage existing code to create and deliver Web-enabled desktop applications that run standalone outside of a Web browser on PCs, tablets, smartphones and televisions.

Adoption of Adobe AIR has been substantial since first being made available in fiscal 2008. As of October 2010, there were more than 400 million AIR downloads on PCs, along with more than one million downloads of the AIR developer tools used to create these applications. In October, we extended the capabilities of AIR to mobile devices with the delivery of AIR version 2.5 for televisions, tablets, smartphones and desktop operating systems. With this release, Adobe AIR now supports smartphones and tablets based on BlackBerry Tablet OS, Android, iOS, and desktops including Windows, Macintosh and Linux operating systems. In addition, Samsung has integrated support for AIR 2.5 into Samsung SmartTVs, while Acer, HTC, Motorola, RIM, Samsung and others have announced they expect to ship AIR pre-installed on a variety of devices including tablets and smartphones in late 2010 and early 2011.

Adobe Flex, our open source framework for developing RIAs, has also enjoyed strong growth during fiscal 2010 as developers increasingly use Flex and our developer tools for building RIAs that can run on every platform where the Adobe Flash Player and/or Adobe AIR is supported. ISVs and VARs deploying SaaS applications utilize Flex as a means for creating engaging user interfaces for their applications, and enterprise developers are increasingly using Flex as a way to extend the reach and usefulness of their back office applications to their constituents.  These opportunities and our solutions to address them helped to double the number of Flash and Flex developers on a year-over-year basis.

As the adoption of our Flash, Flex and AIR technologies grows, we focus on the development and delivery of our developer solutions such as Flash Builder and Flash Catalyst to leverage the latest innovations adopted by Flash Player users. These solutions ensure reliable, secure and rich application experiences across the broadest range of browsers, operating systems and devices.

In the online video and rich media delivery market, we continued to innovate to maintain and grow our market leadership position. During the year we achieved strong adoption of Adobe Flash Media Server 3.5 (“FMS”), which we released in the fourth quarter of fiscal 2009. FMS, our digital video-based server technology, provides improved dynamic streaming and HTTP delivery capabilities, performance improvements and enhanced digital rights management capabilities for H.264 video and digital video recorder functionality. The launch of FMS, which is licensed either directly by our customers or licensed through our Flash Video Streaming Service via Content Delivery Network (“CDN”) partners such as Akamai and Limelight, helped to maintain the broad adoption of FLV, the video file format compatible with Adobe Flash Player. Due to the broad reach and ubiquity of our Flash Player technologies, the growing adoption of our authoring tools and our video delivery capabilities via our Flash Player, Flash video remains the market share leader in terms of worldwide video watched online according to the research agency comScore.

Creative and Interactive Solutions Business Strategy

In fiscal 2011, our Creative and Interactive Solutions strategy will focus on achieving revenue growth and increasing market share of our products through the delivery of comprehensive software solutions that meet the evolving needs of our customers.

To help drive this strategy, we will deliver more frequent minor releases of some of our Creative Suite family of products during the year to help our customers stay current with evolving technology trends. We will also focus on enabling content creation using desktop solutions combined with new content creation capabilities on tablets and via hosted online solutions.

We intend to drive faster migration to our most recently released creative products through fine-tuning of our tiered upgrade pricing model, through an increase in focus on signing larger customers and enterprises to maintenance contracts, and by using cloud-based hosted creative services which augment the capabilities of our latest desktop versions.

We also intend to acquire new users for our products through the implementation of a subscription licensing model that augments our traditional perpetual licensing model. We believe that a lower entry price point through monthly or annual subscription will incentivize customers who are price-conscious to adopt or migrate to the latest versions of our software. We also intend to acquire new users through other means, including increasing our focus on the education market, where our products are offered to schools and students and increasing our focus on addressing piracy problems with the inclusion of more advanced anti-piracy enhancements in the product line.

Looking forward, we will continue to work on the next major versions of our creative products with a focus on improved integration between our products, more efficient collaboration and workflow capabilities, better integration with our Omniture Web analytics and business optimization products, and enhanced functionality, particularly in areas related to interactivity and rich media use on smartphone, tablet, and Internet-connected TVs. We will expand our hosted cloud-based services to augment the capabilities of our desktop products. We will utilize hardware improvements to continue to improve the performance of our products. We will also continue to improve our support for HTML5 content creation, as support for the new standard begins to be integrated into Web browsers and those browsers begin to be adopted by Web users.

We intend to continue our efforts to be the recognized market leader in the professional page layout, Web layout and illustration software markets. In page layout, we will continue to add new features to our InDesign product with a focus on cross-media publishing workflows, as well as continue to enhance its integration with other products print professionals utilize in their workflows. In Web layout, we strive to continue to redefine the Web experience by offering the most feature-rich, market-leading solutions for Website design and development with our Dreamweaver and Flash offerings. In these and across all of our products, we intend to enhance our support for HTML5 as this new Web standard becomes more stable and Web browser manufacturers begin to implement consistently more of its feature set. In illustration, we will continue to innovate and develop new capabilities which we believe will preserve our Illustrator product as a leading graphics creation solution.

With our developer tools, we plan to add new features and capabilities to our Flash Builder and Flash Catalyst products to address the needs of designers and developers creating content and applications for both PC and non-PC environments.

We also anticipate that growth in sales of Internet-connected televisions from vendors like Samsung and Vizio will continue to increase. Participation by these partners and potentially others will extend our opportunity for Flash Player distribution from mobile devices to Internet-connected consumer electronic devices in the digital home. We expect this in turn will increase the need for designer and developer solutions—ranging from our Creative Suite family of products to previously mentioned developer tools and technologies.

Creative and Interactive Solutions Products—Creative Products

Adobe Creative Suite Design Premium—an integrated software solution that creative professionals can use as a platform for print, Web and mobile content publishing; combines Adobe Acrobat Pro, Adobe Dreamweaver, Adobe Flash Catalyst, Adobe Flash Professional, Adobe Illustrator, Adobe InDesign and Adobe Photoshop Extended technologies with file management and integration technology called Version Cue, a file management and control center called Adobe Bridge, a tool used to produce innovative and compelling content for a broad range of mobile phones and consumer electronics devices called Adobe Device Central, and Adobe Connect software that enables users to instantly communicate and collaborate through easy-to-use, easy-to-access online personal meeting rooms.

Adobe Creative Suite Design Standard—an integrated software solution that creative professionals can utilize for professional design and print production, page layout, image editing, illustration and Adobe PDF workflows; combines Adobe Acrobat Pro, Adobe Illustrator, Adobe InDesign and Adobe Photoshop technologies, Version Cue, Adobe Bridge, Adobe Device Central and Adobe Connect software.

Adobe Creative Suite Master Collection—an integrated software solution which provides all the tools creative professionals require to create content for every design discipline in one offering; provides capabilities for professional page layout, image editing, vector illustration, print production, Website design/development, rich interactive content creation, visual effects and motion graphics, video capture/editing/production, DVD titling and digital audio production; includes Adobe Acrobat Pro, Adobe After Effects Professional, Adobe Contribute, Adobe Dreamweaver, Adobe Encore, Adobe Fireworks, Adobe Flash Builder, Adobe Flash Catalyst, Adobe Flash Professional, Adobe Illustrator, Adobe InDesign, Adobe Photoshop Extended, Adobe Premiere Pro and Adobe Soundbooth technologies, Version Cue, Adobe Bridge, Adobe Device Central, Adobe Connect and Adobe Dynamic Link which enables intermediate rendering for a smoother workflow between video production tools.

Adobe Creative Suite Web Premium—an integrated software solution that provides creative professionals a complete solution for creating interactive Websites, applications, user interfaces, presentations, mobile device content and other digital experiences; allows users to prototype Web projects, design Website assets, build Web experiences and efficiently maintain and update Web content; combines Adobe Acrobat Pro, Adobe Contribute, Adobe Dreamweaver, Adobe Fireworks, Adobe Flash Builder Standard, Adobe Flash Catalyst, Adobe Flash Professional, Adobe Illustrator and Adobe Photoshop Extended technologies, Version Cue, Adobe Bridge, Adobe Device Central, Adobe Connect software and Adobe Dynamic Link.

CS Live Services—online services which augment the desktop capabilities of our Creative Suite family of products; includes Adobe CS Review for design feedback, Adobe BrowserLab to accurately test Website content across browser types, Adobe Story for script development, SiteCatalyst NetAverages for Internet trends data, and Acrobat.com to allow users to enhance their communication with clients and colleagues around the world.

Adobe Digital Publishing Suite—a new integrated, online, hosted publishing solution that enables magazine and newspaper publishers to deliver engaging, branded reading experiences of their publications to an extensive array of mobile and tablet devices; combines hosted services, flexible e-commerce models to sell single issues and subscriptions directly to consumers through mobile marketplaces, and analytics capabilities based on our Adobe Online Marketing Suite; content is created and enhanced through integration with CS5 to enable a complete workflow for the creation and delivery of content to mobile device users via our new Content Viewer technology.

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

Adobe Flash Professional—provides an advanced development environment for creating Internet applications which integrate animations, motion graphics, sound, text and additional video functionality; solutions built with Adobe Flash Professional are deployed via the Web to browsers that run Adobe Flash Player, and to devices as installable applications using Adobe AIR.

Adobe Ideas—new, vector-based sketching software application for mobile tablet devices such as an Apple iPad; designed to enable creative professionals to capture their ideas and be a companion tool for other professional design applications from Adobe, including Adobe Illustrator and Adobe Photoshop.

Adobe Illustrator—a vector-based illustration design tool used to create compelling graphic artwork for print publications, Websites and video production.

Adobe InCopy—an editorial tool for collaboration between writers, editors and copy-fitters; Adobe InCopy is a companion to Adobe InDesign.

Adobe InDesign—a page layout application for publishing professionals; based on an open, object-oriented architecture that enables Adobe and its industry partners to deliver powerful publishing solutions for magazine, newspaper and other publishing applications.

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

Creative and Interactive Solutions Products—Platform Products

Adobe AIR—client software which allows developers to use existing Web development skills (e.g. HTML, Ajax, Flash and Flex) to build and deploy RIAs on the desktop and on non-PC devices.

Adobe Flash Builder—an Eclipse-based integrated development environment (“IDE”) for developing cross-platform RIAs with the Adobe Flex framework for either Adobe Flash Player or Adobe AIR; Flash Builder includes support for intelligent coding, debugging, and visual design and features testing tools that speed up development and lead to higher performing applications.

Adobe Flash Catalyst—an interaction design tool that enables designers to transform artwork into interactive projects without writing code.

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

Adobe Flash Platform Services—new services that enable developers and publishers to distribute and monetize applications across multiple distribution channels.

Adobe Flex—a free, open source framework for building applications that deploy consistently on major browsers, desktops, and computer operating systems by leveraging the Adobe Flash Player and Adobe AIR runtimes.

Creative and Interactive Solutions Products—Flash Media Server Products

Adobe Flash Access—a scalable, flexible content protection solution that enables the distribution and monetization of premium video content delivered online; the successor to Adobe Flash Media Rights Management Server.

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

Adobe Flash Media Enterprise Server—a configuration of our streaming media capabilities to deliver large-scale, secure, high-quality video on demand, video blogging, messaging, Web conferencing and live video, and real-time communication capabilities that can be viewed via Adobe Flash Player and Adobe AIR; provides a flexible development environment for creating and delivering interactive media applications; utilized by many industries, including media and entertainment, telecommunications, advertising, government and education.

Adobe Flash Media Live Encoder—a free media encoder and live audio and video capture software that streams audio and video in real time to Flash Media Server software or Flash Video Streaming Service; enables Web broadcasts of live events such as sporting events, concerts, Webcasts, and news and educational events.

Adobe Flash Media Playback—a free media player that can be used by any Website with only a few lines of HTML, enabling playback of video in the FLV file format and other media; has an extensible plug-in architecture that enables easy integration with CDNs and advertising platforms, as well as support for analytics and additional third-party services.

Adobe Flash Media Streaming Server—a lower-cost version of our streaming media capabilities that can be used to deliver live streaming and video-on-demand streaming; configured for lower volume streaming of content that is suitable for small- and medium- size streaming needs.

Adobe Flash Video Streaming Service—via CDN partners, Adobe offers hosted services for streaming on-demand video for the Adobe Flash Player runtime across high-performance networks; built with Adobe Flash Media Server, Flash Video Streaming Service provides an effective way to deliver Flash video to large audiences without the overhead of setting up and maintaining streaming server hardware and network.

HTTP Dynamic Streaming—with new support for on-demand and live video streaming online, our latest video delivery method enables on-demand and live adaptive bitrate video streaming of standards-based MP4 media over regular HTTP connections; gives content creators, developers, and publishers more choice in high-quality media; while the Real Time Message Protocol (“RTMP”) remains the protocol of choice for lowest latency, fastest start, dynamic buffering, and stream encryption, HTTP Dynamic Streaming enables leveraging of existing caching infrastructures, and provides tools for integrating content preparation into existing encoding workflows.

Digital Media Solutions Segment

Digital Media Solutions Market Opportunity

Our Digital Media Solutions segment contains our professional imaging and video products, and targets many of the same creative professional customers as our Creative and Interactive Solutions business. In addition, our Digital Media Solutions business is chartered with focusing on additional opportunities in imaging and video workflows where there are challenges faced by creative professionals in markets such as professional photography, television, and film and broadcasting. Similarly, our Digital Media Solutions team is focused on leveraging Adobe’s strong brand and market-leading imaging and video technologies to deliver innovative products to non-design professionals at work and at home.

Imaging and video are critical drivers of the explosion of digital content being created, managed and distributed via the Web. The use of imaging and video tools is essential for creating and enhancing visually rich content, including pictures and graphics, as well as video, animation and mobile content. Those creating this content include creative artists and professional photographers, as well as multimedia, film, television, audio and video producers. They work in industries including advertising, Web design, music, entertainment, broadcasting, fine arts, corporate and marketing communications, product design, user interface design and training.

We believe the innovation and capabilities we deliver in our tools and solutions enable the future of digital media, and our imaging and video products are mission-critical for how creative professionals create their content. In addition, knowledge workers, educators, hobbyists and high end consumers are also attracted to our imaging and video products to create and deliver content that is of creative professional quality.

Because of the explosion of rich media content on the Web, traditional markets such as entertainment and television broadcasting are evolving rapidly. Audiences today have new choices for when and how they view content. Advertising models are shifting in response, and broadcasters face enormous opportunity as they adapt to take advantage of these trends. Smart investments in technology for a wide array of screens are critical for success.

We believe we can help advance the next generation of content creation and media delivery due to the capabilities and broad reach of our products in the entertainment and broadcasting industries. In addition to the creation and enhancement of content, our solutions also enable our customers to take advantage of these new market opportunities. Integration with other key industry vendors which enables improved collaboration, workflow and media delivery assists our customers as they migrate their content and business models online. Rich metadata that can be integrated within content our tools create makes the content more discoverable to a wider audience via the Web. Analytics via our Omniture offerings also enables greater measurement and content optimization possibilities.

Our offerings in the Digital Media Solutions market extend from desktop tools, to smartphone and tablet applications, to cloud-based SaaS capabilities, to real-time rich media solutions which give business users the control to upload, manage, enhance and publish dynamic rich content with minimal IT support. Our offerings also extend to the delivery of rich media through streaming media and a flexible development environment for creating and delivering innovative, interactive media applications. Our media products and services enable broadcasters, event organizers and marketers to reach the broadest possible audience.

As outlined in the opportunities for our Creative and Interactive Solutions business, the market dynamics for our customers continue to evolve. People are constantly connected and are creating, modifying and sharing images and video throughout the day, with whatever device is accessible to them—whether it be a phone, a tablet, a PC or a television. Our digital media customers look to their software tools as a means to make their information impactful and to repurpose content across a variety of media, applications and systems to address how their constituents are accessing this content.  Our customers desire greater efficiency from the software they use to streamline their publishing and content creation workflows and to effectively manage their assets. They also look for new and innovative ways to deliver their content and information, including through new solutions such as hosted or cloud-based services.

Our Digital Media Solutions customers license upgrades and new versions of our products due to the high degree of innovative new features and significant productivity gained through their use. They also frequently purchase license upgrades and new versions of these products when they buy new computers, or migrate to new or updated operating systems.

In addition, knowledge workers in enterprises, educators and students in schools and universities, and hobbyists at home license our Digital Media Solutions products. Knowledge workers desire professional-quality products to accomplish tasks such as creating images and video for visually-rich sales presentations, engineering or architectural proposals, real estate flyers and school yearbooks. Educators utilize our solutions to educate future creative professionals, as well as create their course content and online eLearning-based lessons. Hobbyists use our tools to create distinctive online communications and photo albums, community newsletters, blogs, animations, videos and Websites for family, friends or community organizations.

With the increasing use of the Web as a means for communicating, marketing and advertising, we believe a key driver of our Digital Media Solutions business will also be the growing amount of Website content created by our customers to deliver impactful and compelling Web-based experiences for their constituents across multiple screens, including PCs, mobile devices, and Internet-connected living room electronics such as televisions. We also believe those who manage Websites will want to utilize Web analytic data and other Web usage metrics to optimize their Websites and content to improve the overall experience of their sites.

Another driver of our Digital Media Solutions business is the growth in the use of digital devices such as digital cameras, digital video cameras, multimedia-enabled computers, DVD players, scanners, Web-capable image and video-enabled handheld devices, cellular phones, gaming consoles and other non-PC Internet-connected devices. In addition, faster Internet broadband speeds have made the Web a viable platform for the delivery of rich media, especially digital video. In turn, the growth in the use of high definition (“HD”) televisions and video is driving the need for HD-enhanced video tools to produce HD content for movies and commercial television, as well as the need to deliver or repurpose this content to be viewed on the Web across PC and non-PC based devices.

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

Digital Media Solutions Business Summary

Entering fiscal 2010, our Digital Media Solutions business, like our Creative and Interactive Solutions business, was exiting a year that was adversely affected by the global economic recession and the weak general macro-economic environment. Despite this economy-driven weakness, we maintained our focus on driving adoption of CS4 versions of our professional imaging and video products in the first two quarters of the fiscal year. Through our execution, as the general economy improved in early 2010, licensing of our CS4 products remained stable in the first four months of fiscal 2010.

In May of 2010, as noted earlier, we delivered CS5, the newest release of our creative toolset which included new versions of our flagship imaging and video authoring products. Strong adoption of the new CS5 products in the second, third and fourth quarters of fiscal 2010 helped to drive year-over-year revenue growth in our Digital Media Solutions segment during the entire fiscal year.

Throughout fiscal 2010, we maintained our focus on making Adobe Photoshop the standard by which all other imaging products are measured. As an essential tool in every creative customer’s workflow, many of our customers acquire its capabilities through the purchase of suites of our products—the management of which is handled by our Creative and Interactive Solutions business.

With our standalone Photoshop family of products—including Photoshop Extended, Photoshop, and Photoshop Lightroom, we experienced strong year-over-year revenue growth during fiscal 2010. The release of CS5 versions of Photoshop, and the new version 3 of our Lightroom product, drove increased demand and revenue.

Similarly, our video authoring tools—including Premiere Pro, After Effects, Adobe Audition, and the suite containing them called Adobe Creative Suite Production Premium—achieved growth during the year due to an improving economy, new CS5 versions of the products, and strong execution by our sales and marketing teams to position Adobe as a leader in the overall digital media solutions category.

During the fourth quarter of fiscal 2010, we released version 9 of our Adobe Photoshop Elements software which is our digital imaging application targeted for amateur photographers and digital imaging hobbyists. In the same quarter, we released version 9 of Adobe Premiere Elements software which is our video editing software that can be used by hobbyists to enhance and share their digital video memories on DVDs. We also released a software bundle that includes the new versions of Adobe Photoshop Elements and Adobe Premiere Elements to target hobbyists who desire both applications in one affordable package. Adoption of these new releases helped to drive year-over-year revenue growth in this category during the fiscal year.

We also released free versions of applications which run on smartphones and tablets, including Adobe Photoshop.com Mobile which is a popular application and available for free on devices running Google Android OS and Apple iOS. We later renamed this product to Adobe Photoshop Express. With more than 15 million downloads of our mobile applications during the year, these free solutions expose users to Adobe’s product capabilities and brand, and represent future upgrade opportunities as users of the free solutions wish to do more than what the free products enable them to do.

Digital Media Solutions Business Strategy

In fiscal 2011, our Digital Media Solutions strategy will focus on delivering innovation in the imaging and video markets to create, manage, distribute and monetize digital experiences in a multiscreen world.  In doing so, we intend to drive revenue growth and increase market share of our products through the delivery of comprehensive software solutions that meet the evolving needs of our customers. We also intend to develop and deliver new products which leverage the strong brand and technology of our imaging and video products—including products which could run on non-PC platforms such as tablets and smartphones, and applications which could run in the cloud as a SaaS offering.

In imaging, we have a leadership position with our Photoshop franchise of products. We will continue to update our products to maintain our lead through technical innovation, and to drive upgrade and new user revenue. We also plan to drive incremental revenue growth by tuning and optimizing our business model, including: increasing our focus on the education market as a new seat and revenue growth opportunity; utilizing new trial and new subscription-based licensing models to attract new and price-sensitive customers to adopt our products; and, increasing our focus on addressing piracy problems with the inclusion of more advanced anti-piracy enhancements in the product line.

In video and rich media content creation and delivery, we have a leadership position with our video and audio tools.  We plan to update certain products in the portfolio to maintain and grow this leadership position through market share gains and new user acquisition during the year. We believe our strategy of improving the workflow around planning-to-playback has been effective in migrating users to our set of digital media solutions, and we will continue to innovate to improve the workflow capabilities of our offering.

Areas where we intend to improve the workflow of our customers include improving our planning-to-playback offering through the integration of Omniture measurement and optimization capabilities, and, integrating our new Web content management (“WCM”) capabilities into the workflow. We expect both initiatives will further enhance our solution to provide the most complete end-to-end solution in the market, as well as expand the revenue we can generate from existing customers that rely on our solutions.

Across all of our digital media solutions, we will continue to market the advanced features, the cross-platform and cross-device capabilities, and the workflow benefits of this platform to creative professionals and videographers in the film, broadcast, corporate and event videography market segments. We plan to leverage innovations in Adobe Flash Player and its high-quality video playback features, we will continue to work on advancing our seamless video authoring-to-playback workflow capability for those wishing to provide a rich video experience on the Web and to mobile devices. We also plan to continue to innovate with the latest Web formats to provide the best offerings to customers. This includes improvements for our support of Flash video technology, as well as adding new HTML5 capabilities as browsers begin to support these new features and the world begins to migrate to Web browsers which support them.

In the future, we intend to innovate in new areas of content creation, including addressing an emerging opportunity of building and marketing applications which work on non-PC devices such as tablets. We are making investments to insure our solutions remain leaders in their respective categories, regardless of adjustments in how people wish to create imaging and video content in the future.

Digital Media Solutions Products

Adobe After Effects—software used to create sophisticated animation, motion graphics and visual effects found in television broadcast, film, DVD authoring and the Web; provides 2D and 3D compositing, animation and visual effects tools, as well as advanced features such as motion tracking and stabilization, advanced keying and warping tools, and more than 250 additional visual and additional audio effects.

Adobe Audition—a professional audio editing environment designed for demanding audio and video professionals; provides advanced audio mixing, editing and effects processing capabilities.

Adobe Creative Suite Production Premium—an integrated software solution that provides creative professionals a complete post-production solution consisting of video, audio and design tools that can be utilized to create and deliver content to film, video, DVD, Blu-ray Disc, the Web and mobile devices; combines Adobe Premiere Pro, Adobe After Effects, Adobe Photoshop Extended, Adobe Flash Professional, Adobe Flash Catalyst, Adobe Illustrator, Adobe Encore, Adobe OnLocation and Adobe Soundbooth technologies, and the following additional components: Adobe Bridge, Adobe Device Central and Adobe Dynamic Link.

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

Adobe Photoshop Express—an online hosted service that provides customers with the ability to view, enhance and share their photos. It also provides photo backup services and was initially launched as Photoshop.com.

Photoshop Express Mobile—offers the ability to edit and share photos virtually anywhere from smartphones and tablet devices; runs on Apple iOS and Android OS operating systems.

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

Adobe Premiere Express—hosted software service based on Adobe Premiere technology that provides video editing and video remix capabilities; licensed by customers such as those running media portals to provide consumers with embedded access to industry leading Adobe video editing and enhancement technologies.

Adobe Premiere Pro—professional digital video editing software used to create broadcast quality content for video, film, DVD, multimedia and streaming over the Web.

Adobe Soundbooth—an application that provides video editors, designers and others who do not specialize in audio with the tools that they need to accomplish audio-based tasks in their everyday work, such as removing noise from recordings, polishing voiceovers and customizing music to fit a video or animation production.

Adobe Story—an online collaborative script development tool currently in beta release and made available as a hosted service; can be used to begin the planning and preproduction phase of video workflows is be integrated with other Adobe products; developed to create more efficient video production workflows while reducing production costs, Adobe Story automatically turns content in scripts into relevant metadata that can be used throughout the Adobe digital video workflow.

Adobe Visual Communicator—software used to create newscast-style video presentations that can be delivered via e-mail, CD, DVD, PowerPoint or live over the Internet.

Digital Enterprise Solutions

The focus of our Digital Enterprise Solutions business is to provide solutions which meet the needs of enterprises and governments to increase their revenue, improve their productivity, help automate business processes, improve collaboration, provide better customer service and reduce costs. We believe there are several macro trends and specific growth drivers that are creating opportunities for our Digital Enterprise Solutions business:

·
Transforming customer experiences—businesses increasingly focus their customer service and new customer acquisition activities online, both to gain business process efficiencies and to take advantage of the opportunities presented by new, more sophisticated technologies for analytics, optimization and targeted communications. As they do so, enterprises and governments face rapidly changing consumer expectations, fueled by innovations across channels and technologies—from social media and real-time collaboration, to online video and Internet-connected television, to new mobile and Internet applications. We believe a major opportunity has emerged to provide a platform for enterprises and governments to manage the accelerating innovation in digital experiences across multiple channels and devices—and to deliver effective and engaged customer experiences with transformative business results.

·
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

·
Paper-to-digital—eliminating paper and moving to automated forms-based workflows continue to be key challenges in enterprises and governments around the world. Paper remains prevalent throughout industries and governments, and there are goals to drive down operational costs related to paper use and workflows involving paper-based documents. During the past decade, there has been considerable progress made towards moving away from paper-based workflows. However, we believe there still remains a significant opportunity to deliver solutions which focus on this opportunity.

Given these market trends and growth drivers, we categorize our opportunities and our results into two distinct segments within our Digital Enterprise Solutions: Knowledge Worker and Enterprise.

Knowledge Worker Market Opportunity

As part of our Digital Enterprise Solutions focus, we address the needs of the knowledge worker customer whom we define as someone working in document intensive industries, focused on creating and disseminating high-value information as part of their job on a regular basis. Knowledge workers include a wide variety of job functions—such as accountants, attorneys, architects, educators, engineers, graphic designers, insurance underwriters and stock analysts. These jobs typically require the sharing of information either as a static, published document or as a collaborative, interactive document.

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

Our Acrobat.com service provides centralized online file sharing and storage capabilities, as well as simple PDF creation, an online word processor, spreadsheet, and personal Web conferencing services with Adobe ConnectNow. In addition to complementing our Acrobat desktop solutions, Acrobat.com also serves as an introductory service for knowledge workers who wish to utilize PDF-creation capabilities and the Adobe Reader, but have not yet licensed an Acrobat desktop solution.

Knowledge Worker Business Summary

In fiscal 2010, our Knowledge Worker revenue increased when compared to fiscal 2009 due to general macro-economic improvements and increased spending by IT organizations. Helping to drive this performance was the success of our corporate and volume licensing programs, which allow customers who want to deploy Acrobat to many users to do so through convenient license acquisition and installation means.

Our Acrobat 9 family of products, which first shipped in August of 2008, offered features that allow workgroups to manage a range of essential business activities such as assembling documents from multiple sources, controlling security and access to sensitive information, enabling the creation and filling out of intelligent electronic forms and more effectively collaborating on documents and projects. These enhanced capabilities helped to continue the increase of our penetration of Acrobat desktop licenses in enterprises.

In November 2010, we launched Adobe Acrobat X, the tenth major version of our Acrobat family of products.  With new and improved features that improve user productivity, streamline document reviews, collect data in fillable PDF forms, protect PDF documents and other content, and share PDF documents with others, Acrobat X extends the value proposition for knowledge workers to communicate and collaborate more effectively. Acrobat X is offered in Standard and Pro versions, as well as in a new Acrobat Suite which includes Acrobat X Pro, Adobe Photoshop CS5, Adobe Captivate 5, Adobe Presenter 7, Adobe LiveCycle Designer ES2 and Adobe Media Encoder CS5.

During the year, continued adoption of our Creative Suite products has also contributed to broader adoption of Acrobat in the creative professional market. Acrobat Pro is included in four of the five Creative Suite editions and utilization of Acrobat prepress, printing and collaboration functionality is a critical component of creative customer workflows. As such, adoption of Acrobat through the Creative Suite family of products has resulted in a material amount of Acrobat revenue being reported in our Creative Solutions Segment during the year.

We also continued to grow the usage of Acrobat.com during fiscal 2010. Since it was first introduced in 2008, more than fourteen million users have created accounts to use Acrobat.com to create and share documents, communicate in real time, and simplify working with others. We believe this compelling subscription-based service will enhance the growth capabilities of the Acrobat family of products in the coming years.

Knowledge Worker Strategy

In fiscal 2011, we plan to continue to market the benefits of our knowledge worker solutions to small and medium-sized businesses, large enterprises and government institutions around the world. With our Acrobat family of products, we intend to continue to increase our seat penetration in these markets through the utilization of our corporate and volume licensing programs. We also intend to increase our focus on marketing and licensing Acrobat in targeted vertical markets such as education, financial services, telecommunications and government, as well as expanding into emerging markets.

In addition, we intend to update the capabilities of our hosted service, Acrobat.com, to increase the value of the service to existing and new users. As the use of Acrobat.com grows, we intend to target users of the free aspects of the service with paid-for functionality that will enhance their use of the overall solution.

Knowledge Worker Products

Adobe Acrobat.com—an online collaboration suite which provides simple Web conferencing, centralized online file sharing and storage capabilities, and online collaborative applications like a word processor and a spreadsheet authoring tool.

Adobe Acrobat Standard—software that creates secure, reliable and compact Adobe PDF documents from desktop authoring applications such as Microsoft Office software, graphics applications and more; supports automated collaborative workflows with a rich set of commenting tools and review tracking features; includes everything needed to create and distribute rich electronic documents that can be viewed easily within leading Web browsers or on computer desktops via the free Adobe Reader.

Adobe Acrobat Pro—in addition to all the capabilities of Acrobat Standard, Acrobat Pro delivers specialized capabilities for creative professional and engineering users, such as pre-flighting, color separation and measuring tools; also allows users to insert Flash video or H.264 video for direct playback in the most recent versions of Adobe Acrobat and Adobe Reader software, create dynamic XML forms with Adobe LiveCycle Designer that is included with Acrobat Pro, ad hoc form distribution and data collection, and create Adobe PDF documents that enable Adobe Reader users to digitally sign Adobe PDF documents, participate in a shared review and fill and save in forms.

Adobe Acrobat Pro Extended—in addition to all the capabilities of Acrobat Pro, Acrobat Pro Extended enables collaboration between extended teams of designers and engineers to more securely and reliably communicate, visualize and document architectural and manufacturing designs using 3D data; allows users to insert and publish 3D designs from major CAD applications in Adobe PDF documents that can easily be shared with suppliers, partners and customers using the free Adobe Reader software; Acrobat Pro Extended also: allows users to easily add audio, video and quizzes to PowerPoint slides to create rich, interactive presentations with Adobe Presenter; enables conversion of a variety of video formats to Flash video for playback in PDF documents; and enables the creation of PDF maps through the importing geospatial files that can retain metadata and coordinates. Acrobat Pro Extended was discontinued with the release of Acrobat X.

Adobe Acrobat Suite—a new suite of software for business professionals which combines Acrobat X Pro, Adobe Photoshop and rich media applications to allow users to create interactive PDF experiences such as presentations, proposals and training materials; includes Adobe Acrobat X Pro, Adobe Photoshop, Adobe Captivate, Adobe Presenter, Adobe LiveCycle Designer and Adobe Media Encoder.

Adobe CreatePDF—a new, online PDF file creation service that provides easy conversion of almost all document files to Adobe PDF for the secure and reliable sharing of rich electronic documents that can be viewed easily within leading Web browsers or on computers via the free Adobe Reader.

Adobe SendNow—a new, online file sharing service that lets users send, share, and track files online, even large ones, without the complications of email size restrictions, multiple email attachments, FTP sites, and overnight shipping services.

Adobe Reader—software for reliable viewing, searching, reviewing and printing of Adobe PDF documents on a variety of hardware and operating system platforms; when used with certain Adobe PDF documents created with Adobe LiveCycle Reader Extensions Server software, Adobe Acrobat Pro or Adobe Acrobat Pro Extended, Adobe Reader also can be used to enable collaborative workflows through the addition of collaboration features built into the Adobe PDF document; these features include review and markup tools that normally are not present in the standard Adobe Reader product.

Enterprise Market Opportunity

The Enterprise segment of our Digital Enterprise Solutions business addresses the needs of large enterprises and governments in today’s rapidly changing digital experience technology landscape. The explosion of innovation in digital experiences ranges from those found on traditional PC screens to new experiences delivered to tablets and smartphones.  These experiences include content which utilize enterprise data, interactivity, and rich media such as video. In addition, social interaction is an increasing requirement, as is the desire to measure and optimize these experiences with Web analytics data, dash boards and experience optimization software.

We believe these market trends and customer requirements are creating the need for a new category of enterprise software. Industry analysts have labeled this opportunity customer experience management or CEM. We offer our market-leading CEM platform—comprising our Adobe LiveCycle Enterprise Suite, our Adobe Content Repository Extreme (“CRX”), and Adobe Communiqué (“CQ”)—to enterprises and government agencies who wish to improve their customer interactions and experiences.

Our CEM platform enables our customers to not only reach their constituents through new communication channels, such as mobile and social, but also to provide common infrastructure across all of the customer touch points and processes in an enterprise. For example, enterprises leverage our CEM platform to tailor the offers presented by an agent in the traditional call center based on what the customer was researching on their mobile Website—leading to better customer alignment and loyalty, greater revenue, and reduced selling costs.

The value of CEM extends across the enterprise. Chief marketing officers invest in CEM solutions to increase marketing agility and to better engage customers by delivering consistent, personalized, targeted campaigns across channels. Chief revenue officers leverage CEM to increase revenue and selling productivity with more effective and optimized customer-facing applications, by bringing selling applications and content to the mobile sales force, and ensuring that all customer touch points present the customer with consistent messages and content. Operations and customer service leaders use CEM solutions to present a consistent, customer-centric view of the multiple enterprise systems that power a scalable business—frequently re-engineering customer processes for greater customer satisfaction and reduced costs.

Our CEM platform provides creative and developer tools for creating applications and global Web experiences. It also provides common business user applications for managing content and messages, and, it provides a common framework to measure, optimize and target experiences for superior business results—across both new and traditional communication channels and devices.

We believe significant opportunities exist to help enterprises address these issues by making their business processes more efficient, their Web applications more engaging, agile, and measurable and giving executives the ability to manage these experiences through tools like dashboards. We also believe forward-thinking enterprises are actively investing in disruptive processes to engage more meaningfully with customers, and the employees and partners who serve them. Enterprises want to leverage these dynamic human interactions to create a more effective customer interaction model which accelerates customer acquisition and retention.

Our offering leverages a unified developer experience for creating applications that help organizations quickly assemble more secure, feature-rich user experiences. We also utilize Adobe Flash and Adobe PDF technologies to improve user engagement via the cross-platform Adobe Reader and Adobe Flash Player software installed on over 98% of Internet-enabled PCs worldwide.

With our platform, organizations can choose the appropriate combinations of standards-based user interface technologies, including Flash, PDF, AIR, XML, HTML and Ajax, to most effectively engage their users, drive flexibility, and reduce custom implementations and vendor lock-in. Our multi-platform, multi-format approach enables customers to deliver CEM solutions that allow for interaction by their constituents on any Internet-connected device, including smartphones, tablets and other non-PC devices.

To improve their collaboration and communication capabilities, we believe enterprises will increasingly utilize real-time communication to improve how they train, market, sell and support their products and solutions to their customers. For this reason, we include our Adobe Connect product line as part of our CEM offerings.

Adobe Connect provides capabilities for live Web conferencing, as well as delivering on-demand rich presentations through an on-premise server or as a hosted service and recorded. Web conferencing services are provided via the ubiquitous Adobe Flash Player client on PCs, as well as through smartphone and tablet device applications running natively on operating systems such as Apple iOS and Google Android. By offering Web conferencing services as part of our enterprise family of products, we believe we can extend adoption of Web conferencing to a broader potential market and grow the use of such technology with an easy-to-adopt business model.

We believe customers adopting our CEM solutions will increasingly need more capabilities to address how they manage and deliver their content.  The importance of managing online, mobile and social channels as a means to deliver content and measure its business impact is also growing, as is the desire to utilize a completely integrated offering and workflow from one software vendor rather than several.

To strengthen our enterprise software solution portfolio, in October, 2010 we completed our acquisition of Day Software Holding AG (“Day”), a leading provider of WCM, digital asset management and social collaboration offerings. We believe Day’s leading WCM solutions combined with Adobe’s existing portfolio form the most powerful offering for CEM on the market today. With it, we can help customers better integrate their global Web presence and business applications, unlocking value across their marketing, sales, and service processes.

Although our solutions address the needs of a diverse set of enterprise customers, we focus primarily on two key vertical industries: financial services and government. We also target vertical markets such as media and entertainment, manufacturing, telecommunications and healthcare. For all these customers, we offer comprehensive, scalable, secure and reliable server products and tools to develop applications tailored to their specific information and business process requirements. By industry, we also offer Solution Accelerator applications which enable customers in those industries to rapidly build prototype and pilot applications which can bootstrap their development efforts and help them achieve quicker time-to-market deployment as well as better return on investment (“ROI”).

Enterprise Business Summary

In fiscal 2010, as macro-economic conditions improved and our enterprise go-to-market efforts matured, we achieved strong year-over-year revenue growth in our Enterprise business. This growth was driven by increased adoption of our Adobe LiveCycle and Adobe Connect products during the year. We believe this success is due to the increased capabilities and robustness of our product offering, to the investments we have made in our direct sales force during the past several years, as well as industry analysts and enterprise customers placing more emphasis on CEM solutions as an area for investment in businesses.

The revenue performance of these product lines in our enterprise business also benefitted from the recent deployment of new versions of products that deliver enhanced capabilities. In the fourth quarter of fiscal 2009, we delivered Adobe LiveCycle Enterprise Suite 2, which improved our offering and enhanced our go-to-market efforts as we entered fiscal 2010. Later in fiscal 2010, we announced and delivered Adobe LiveCycle Enterprise Suite 2.5 (“LiveCycle ES2.5”), expanding our set of solutions for delivering superior customer experiences. New capabilities in LiveCycle ES2.5 include enterprise mobility for improved multiscreen delivery of applications, an enhanced framework for building enterprise RIAs, a new set of Solution Accelerators, and real-time collaboration to empower organizations to interact with customers and citizens in more meaningful, personal ways. Separately, in November 2010 we also announced and released Adobe Connect version 8, a significant update to our Web conferencing solution for enabling effective and engaging Web meetings, online training and Webinars.

LiveCycle ES2.5 is an integrated J2EE server solution that blends data capture, process management, information security, document generation and content services to help create and deliver rich and engaging applications that reduce paperwork, accelerate decision-making and help ensure regulatory compliance. It provides developers the ability to build applications that improve interactions with customers and constituents across devices and channels. Delivering significant productivity improvements to IT and line-of-business managers, LiveCycle ES2.5 also provides an RIA framework for building customizable RIA workspaces, mobile and desktop access to critical applications, and deployment as hosted services.

New features and enhancements to LiveCycle ES2.5 include expanded client and Web browser support. We believe the extended mobile and desktop access to LiveCycle ES2.5 will help organizations save time and costs by providing seamless end-user access to processes and services that help them complete their work faster. As part of LiveCycle ES2.5, we offer new capabilities such as LiveCycle Workspace ES2.5 Mobile—which enables access to LiveCycle ES2.5 from smartphones and tablets including iPhone, Blackberry and Windows mobile devices, thereby increasing user productivity by allowing access to tasks when users are away from their desks. We also offer LiveCycle Launchpad ES2.5, which is an Adobe AIR application that provides easy access on the desktop to initiate LiveCycle ES services such as PDF creation.

Additional LiveCycle ES2.5 capabilities include expanded RIA data services and enable Adobe Flex and LiveCycle developers to create user-centric applications that are unique to particular business needs. The new LiveCycle Mosaic ES2.5 capability is an RIA framework for rapidly assembling and engaging activity-centric enterprise applications, and provides knowledge workers with real-time, contextual information from multiple sources in a single, personalized view or dashboard. Developers can extend existing applications by exposing their business logic and user interfaces into application tiles that can be assembled to create unified views.

In addition, we provide LiveCycle Collaboration Service, which is a new hosted service that provides developers and enterprises with a scalable solution to easily build real-time, multi-user collaboration into existing or new RIAs. LiveCycle ES2.5 also provides the option to deploy LiveCycle capabilities in the cloud, hosted in the Amazon Web Services cloud computing environment. We believe these capabilities provide organizations with a faster deployment path and lower total cost of ownership. It also allows developers to stage multiple applications before going live in production.

To make it easy for enterprise designers and developers to automate enterprise business processes, we provide Solution Accelerators—which help organizations make prototyping efficient and decrease application development time. New LiveCycle ES2.5 Solution Accelerators include Interactive Statements, Managed Review and Approval and Correspondence Management. We also provide LiveCycle Workbench ES2.5, which is an IDE that allows developers, designers, and business analysts to work together collaboratively.

These LiveCycle ES2.5 capabilities build upon advancements we have made with LiveCycle that provided common services software for functionality such as forms automation, PDF document creation, document security and process management.

In October 2010, Adobe completed its acquisition of Day, a provider of next-generation WCM. Adobe's acquisition of Day strengthens our CEM platform with market-leading WCM, digital asset management and social collaboration offerings. We believe our acquisition of Day positions us to help organizations transform themselves by enabling them to create, manage, distribute, and monetize content while optimizing the Web, mobile, and social collaboration experience for their customers.

More specifically, we believe we can enable the delivery of customer-facing Web and mobile solutions by extending enterprise services beyond interactive applications, documents, and workflows to include comprehensive WCM such as personalization of content, rich media delivery capabilities, mobile application delivery, and social collaboration.

We believe Day's leading WCM solutions combined with Adobe's existing portfolio form the most powerful offering for customer experience management on the market today. With it, we can help customers better integrate their global Web presence and business applications, unlocking value across their marketing, sales, and service processes. With the Day acquisition, Adobe now offers enterprise customers a more complete solution for customer-facing Web and mobile solutions.

The release of Adobe Connect 8 provides new capabilities including a simpler and more intuitive user interface, enhanced audio/video features for richer participant experiences, a new optional desktop client for improved access, an enhanced software development kit for even greater solution extensibility, and tighter session management for increased security. With these new features and the overall capabilities of our Web conferencing solution, industry analysts have given strong accolades and positive recommendations for Adobe Connect. With this commentary and our market momentum in fiscal 2010, we believe we will continue to grow our market share in the fast-growing Web conferencing market in the coming year.

Enterprise Strategy

In fiscal 2011, we will continue to focus on offering a more complete CEM platform, targeting the CEM needs of governments and enterprises worldwide. We wish to help these customers develop and deliver self-service and assisted-service Web-based applications that blend rich user interfaces and documents with data capture, document collaboration, process management, content management and document generation capabilities that are easy to use. We strive to provide solutions which are customer-centric and help the constituents of our customers work together on complex processes and bridge the digital experiences, traditional channels, and paper-based environments, and do so by providing capabilities that are accessible by anyone. We intend to provide such solutions directly through our field organization, as well as together with global and regional systems integrators we partner with that deliver comprehensive solutions to their customers.

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

With our newly acquired Day line of products, we believe we can drive strong revenue growth by expanding the global reach of the Day go-to-market effort as part of our CEM strategy and LiveCycle solution offering. We also believe our Day solutions can be leveraged in other market opportunities, such as how large creative customers might use it in concert with their creative workflows, and with Omniture-based Web measurement and optimization solutions.

With our Adobe Connect product, we intend to increase awareness of our solution in markets such as government and commercial enterprises. We also intend to expand our go-to-market opportunity by working with Conferencing Service Providers, and we plan to deliver capabilities which allow developers to build collaboration-enabled business processes utilizing Adobe Connect functionality and services.

Enterprise Products

Application and Content Services

Adobe CQ—our WCM, digital asset management, and social collaboration platform that enables interactive marketers to leverage the online channel as the most cost-effective marketing vehicle to engage customers and prospects to increase competitive advantage and drive revenue; acquired as part of our acquisition of Day.

Adobe CRX—an open, standards-based Enterprise Content Management (“ECM”) platform, built on a modern architecture that is highly scalable; natively manages all content as defined in the Content Repository for Java Technology API Version 2.0 specification; this programming interface, defined by the ECM industry, provides developers with a stable and well-defined, yet extensible content and query model that protects past and future investments; acquired as part of our acquisition of Day.

Adobe LiveCycle Collaboration Service—enables architects and developers to create more engaging and more dynamic user experiences that deliver multi-user, real-time collaboration features into new or existing rich Internet applications; allows customers to offload management and processing for features such as chat, video, VoIP and white-boarding, ultimately to provide guided product or service selection, assisted product design or enhanced customer support.

Adobe LiveCycle Connectors for ECM—solutions which enable Adobe LiveCycle customers to connect their LiveCycle applications with other industry-leading enterprise content management systems, such as EMC Documentum, IBM FileNet and IBM Content Manager.

Adobe LiveCycle Content Services—offers a library of services that can be used with other LiveCycle solution components to create content-rich engagement applications whereby end users can share and collaborate on content development in content spaces as part of a company’s business processes; supports check-in/check-out capabilities, keeps a complete audit history of all document actions and provides a fully integrated set of content services ranging from an enterprise content repository to social collaboration tools such as enterprise forums; also includes team collaboration capabilities such as forums and discussions, and provides Microsoft Office plug-ins that enable users to interact with the process engine and content repository using Microsoft Word and Microsoft Excel.

Adobe LiveCycle Mosaic—provides rich Internet application framework for rapidly assembling and engaging activity-centric enterprise applications, and provides knowledge workers with real-time, contextual information from multiple sources in a single, personalized view; used by developers to extend existing applications by exposing their business logic and user interfaces into application tiles that can be assembled to create unified views.

Collaboration

Adobe Connect—a rich Web-based communication system which enables organizations to reduce the costs of travel and increase the effectiveness of online training, marketing events, sales meetings and collaborative Web conferencing solutions which are instantly accessible by customers, partners and employees using Adobe Flash Player; consists of a core Connect Events Server or hosted service, and modules that provide specific application functionality, including Connect Training and Connect Events; can be deployed with either some or all of these components together; Connect Training allows organizations to build a complete online training system with Microsoft PowerPoint presentations that include surveys, analysis, course administration and content management; Connect Events allows users to provide seminar and training sessions as well as to conduct business presentations through the Web.

Data Capture

Adobe LiveCycle Data Services—high-performance, scalable and flexible framework that streamlines the development of RIAs using Adobe Flex and Adobe AIR; abstracts the complexity required to create server push-based applications and supports a rich set of features to create real-time solutions; utilizes powerful data services and simplifies data management problems such as tracking changes, synchronization, paging and conflict resolution; deployed as a standard J2EE Web application, which enables customers to leverage their existing infrastructure.

Adobe LiveCycle Forms—server-based software application that organizations can use to cost-effectively and securely extend their core business processes beyond their enterprise system; enables customers to create and deploy XML-based form templates as PDF, SWF, or HTML for use with Adobe Reader or Adobe Flash Player software, or with Web browsers; provides for the capture of data from submitted forms and the transfer of the data directly into an organization’s core business systems, thereby streamlining form-driven business processes and improving data accuracy.

Adobe LiveCycle Reader Extensions—server-based software application which lets enterprises easily share interactive Adobe PDF documents with external parties without requiring recipients of the documents to purchase Acrobat software that normally would be necessary to interact with the Adobe PDF documents they receive; unlocks features on an individual Adobe PDF document by document basis so that  when such a file is opened in the free Adobe Reader, users have access to tools that normally would not be available in Adobe Reader, such as reviewing and commenting functions, digital signatures to electronically sign PDF documents, embedding file attachments, enabling database and Web service capabilities, and the ability to fill in form data, submit and save electronic documents locally.

Document Output

Adobe LiveCycle Output—server-based solution which supports on-demand document processes including the generation of documents such as correspondence, confirmations, bids, or shipping labels; provides capabilities to merge XML data from back-end systems with Adobe LiveCycle Designer ES templates to generate documents in PDF, PDF/A, PostScript, PCL, or Zebra label formats; customers can customize electronic document packages by combining newly generated PDF documents with existing files from document repositories; customers can also convert PDF documents to print or image file formats and then route them automatically to support direct server-based printing or archiving operations.

Adobe LiveCycle PDF Generator—server-based software which automates the creation, assembly, distribution and archival of PDF documents in combination with critical business processes; converts a wide range of native and standard file formats, and can combine newly created PDF documents with existing files or pages to assemble customized PDF packages; supports direct server-based PDF printing or can convert PDF documents to a wide variety of formats, including image formats and PDF/A.

Adobe LiveCycle Production Print—server-based solution that performs high-volume jobs through efficient batch processes, generating documents such as statements, invoices, contracts, or welcome kits; merges XML, ASCII or other data types from back-end systems with Adobe LiveCycle Designer ES templates to generate documents in a broad range of print or electronic formats to support high volume production requirements; enables customers to print document packages by collecting multiple jobs over time and then grouping them to minimize mailing costs.

Information Assurance

Adobe LiveCycle Digital Signatures—server-based software application that helps organizations automate the processing of electronic documents by providing batch-based capabilities to digitally sign and certify Adobe PDF documents, validate digital signatures and encrypt/decrypt Adobe PDF documents; safeguards information when it leaves a company’s network and integrates with existing public key infrastructures.

Adobe LiveCycle Rights Management—server-based software application that helps organizations manage information access securely with dynamic, persistent document control; allows for access control and auditing of Adobe PDF, Microsoft Word, Microsoft Excel, Microsoft PowerPoint, PTC Pro/ENGINEER, Dassault CATIA and Lattice XVL CAD document usage inside or outside the firewall, online or offline and across multiple document platforms; lets organizations know when a document has been viewed, printed or altered and restricts access so that only intended recipients can open, use and forward a document; allows for previously granted document permissions and access to be revoked; leverages Adobe Acrobat and Adobe Reader and other client plug-in software to author and view protected documents.

Process Management

Adobe LiveCycle Process Management—server-based process management application that allows organizations to orchestrate people, systems, content and business rules into streamlined, end-to-end processes that are accessible to process participants through engaging user interfaces, online or offline; provides out-of-box dashboards to help users gain insights into business operations in real time and management tools to fix day-to-day operational problems and make long-term process improvements.

Adobe LiveCycle Business Activity Monitoring—software that allows administrators and process participants to quickly identify bottlenecks, check progress and view other process information related to business transactions; comes in two versions: Adobe LiveCycle Business Activity Monitoring (“BAM”) ES Standard, which allows for the monitoring of all LiveCycle processes with 16 out-of-the-box dashboards and, Adobe LiveCycle BAM ES Extended, which adds the ability to extend Adobe LiveCycle BAM ES to other enterprise business systems so that users can monitor business processes via dashboards inside and outside the LiveCycle environment.

Other Knowledge Worker and Enterprise Related Products

LiveCycle Managed Services—LiveCycle is available as on-premises software or as a managed services offering delivered in partnership with Amazon.com Inc. LiveCycle Managed Services customers pay Adobe an annual subscription fee. In return, Adobe provisions and manages a LiveCycle instance for the customer on Amazon Web Services. By outsourcing the management of their LiveCycle instance to Adobe, customers benefit from increased capital efficiency and reduced complexity. As a result, customers can focus more of their efforts on providing successful user outcomes and less on the tasks of managing computing infrastructure.

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

Adobe LiveCycle Designer—desktop software application which simplifies the creation and maintenance of intelligent XML based forms for deployment as Adobe PDF forms, HTML applications and Flash based RIAs; provides an intuitive, graphical design tool for creating XML templates that look exactly as the author intended and previewing them before deployment; it also simplifies adding intelligence to documents, such as business and routing logic, and binding form fields to arbitrary XML schemes for seamless integration with enterprise applications.

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

Omniture Segment

Omniture Market Opportunity

Our Omniture business unit provides Web analytics and online business optimization products, solutions and services, which we deliver through the Omniture line of products and the Adobe Online Marketing Suite. Customers use Omniture products and services to manage and optimize online, offline, digital and multi-channel business initiatives.

Customers who use our Omniture solutions include marketing professionals such as the chief marketing officer, marketing managers, online marketing managers, search engine marketers, media managers, media buyers and marketing research analysts. Customers also include Web content editors, Web analysts and Web production managers. These customers often are involved in workflows which utilize other Adobe products, such as our creative professional tools and our Adobe Flash client technologies.

We believe there are several key market trends creating opportunities for our Omniture business:

•
Broad commercial utilization of the Internet—The Internet has fundamentally altered the way businesses and consumers purchase and consume goods and services. It has also redefined many business processes and has created opportunities for new online businesses, as well as for existing offline businesses seeking to capitalize on online initiatives. Because of this, businesses are investing in innovative online initiatives to increase sales, improve customer service, enhance brand awareness, decrease time-to-market for their offerings, reduce fulfillment costs and increase operational efficiency. We expect that the scope and scale of commercial Internet usage will continue to increase. The roll-out of broadband networks and mobile networks, particularly in emerging geographic markets, will contribute to the growth of Internet usage. Internet commerce should also continue to grow. Proliferation of online marketing and customer response channels—such as mobile, digital video, and social networks—will continue to generate interactions that need to be measured and analyzed across channels.

•
Need to measure and automate online business—In order to make informed decisions about priorities and investments in online marketing and other commercial initiatives, we believe businesses require timely and accurate measurement of customer behavior. The proliferation of Internet usage and the fact that nearly every user interaction on a Website (or other digital medium such as mobile phone applications, set-top boxes, kiosks, point of sale systems or any IP connected device) can be captured by the owner of the Website, or other digital medium, have resulted in the creation of an unprecedented amount of data about how a business’ customers interact and transact business with it. Businesses are increasingly realizing the benefit of using information gained from online and other digital customer interactions to improve functional areas, such as sales, customer service, product development, marketing, pricing, manufacturing and inventory management. The interactive and measurable nature of Internet activity also enables businesses to determine how customers arrived at their online destinations, such as through paid search, a display ad or a social media Website. It also enables businesses to determine which advertising mediums are yielding the greatest ROI, including whether visitors convert to customers once they’ve reached their destination site.

•
Opportunity to optimize online business—Measuring online activity and automating the capture and analysis of data are important for making informed business decisions. Businesses also need to leverage data to optimize the results of their online business activities. For example, businesses have historically measured the success of their online marketing programs by simple click-through rates or conversion rates, the latter being the percentage of click-through users who make a purchase or otherwise engage in the desired customer action during the online session. However, the effectiveness of online marketing can be optimized by analyzing and acting on deeper information, such as repeat visits, transactions generated, registrations, traffic pathways (various paths of online visitor traffic flow), time spent and quality of interaction (engagement), eventual conversion (desired customer action taken in subsequent visits) or success over time (lifetime value of customer) as well as comparing the relative effectiveness of different marketing channels (attribution). Business success metrics can also vary based on the industry or vertical market—for example, media companies drive engagement to optimize subscriptions and online advertising revenue, whereas retailers and e-commerce companies focus on promotions and maximizing online purchases. Online businesses utilize a large and growing number of complex and diverse advertising and communication channels to market to customers, including display advertising, paid and natural search advertising, e-mail, social media marketing, affiliate marketing, blogs, podcasts, video, RIAs and comparison shopping engines, as well as traditional offline initiatives. The emergence of multi-channel marketing initiatives, which combine traditional offline marketing initiatives such as television, print, magazine, newspapers, radio and catalog with online marketing initiatives, makes the measurement and analysis of online activity more challenging, but presents additional opportunities to optimize results. For example, businesses want to measure and understand the impact of their advertising initiatives across all these channels, not only to determine how much credit should be given to a particular channel and to understand cross-promotional effectiveness, but more importantly to optimize their advertising spending and make adjustments in the way channels are utilized and align the amount of resources that are allocated to each of them.

Given the market trends described above, we believe the combination of our creative tools and Omniture’s solutions help customers to more efficiently and effectively measure, analyze and optimize those experiences—creating a complete feedback loop. With this broad platform, we believe there is a unique opportunity for Adobe to deliver an end-to-end workflow that will allow customers to create, deliver, monetize, and optimize the impact and business results of their content and assets.

Omniture Business Summary

We acquired Omniture in October 2009. As one of the largest SaaS businesses, our Omniture business segment processes over one trillion transactions per quarter in a hosted environment for thousands of customers around the world. Like the rest of our business segments, Omniture revenue was adversely affected during 2009 due to the macro-economic environment. However, the business stabilized in the second half of 2009 and growth returned in 2010—mirroring the growth in online advertising and e-commerce.

Our Omniture revenue in fiscal 2010 was affected by the write-down of prior Omniture deferred revenue due to purchase accounting rules for combining software companies. However, during fiscal 2010, as we more fully integrated the Omniture business into Adobe and we invested in the go-to-market capabilities of our sales force responsible for our Omniture product line, we achieved record bookings levels with our Omniture business during the year. In addition, we continued to achieve high retention rates during the year as customer contracts came up for renewal.

Our flagship Omniture product, SiteCatalyst, anchors our analytics business and represented more than 50% of Omniture revenue reported for fiscal 2010. The percentage of revenue represented by SiteCatalyst has been shrinking, which reflects success against our effort to provide additional types of services beyond analytics which integrate into our Online Marketing Suite. Revenue from these additional services grew steadily and represented nearly a third of our Omniture revenue in fiscal 2010. Our Omniture professional services, including training and consulting services, comprised the remaining portion of our Omniture revenue during the year.

Omniture Strategy

In the coming year, we expect to build upon the momentum we achieved in fiscal 2010 by enabling our customers to capture, store and analyze information generated by their Websites and other sources and to gain critical business insights into the performance and efficiency of marketing and sales initiatives and other business processes. We intend to help our customers utilize this information to optimize their advertising spend across digital advertising channels, automate the targeting and delivery of content and marketing offers on a Website, as well as the broader Internet, and test site design and navigational elements to optimize the user experience and their revenue opportunities. We will enhance our services by providing customers with real-time access to online business information through interactive dashboards, the ability to integrate that information with a broad set of other data sources, and generate flexible reports using real-time and historical data and the ability to measure, automate and optimize critical online processes. We also plan to enhance our capabilities to provide user and system controls that help manage privacy and keep our products within regulatory compliance guidelines, as new privacy standards emerge in the industry.

We also believe we can accelerate the growth of our Omniture business by expanding the Omniture go-to-market strategy to include new geographies and vertical markets where Adobe has a strong presence. We also believe we can grow the business by expanding what we offer in the Online Marketing Suite, including improving integration with our creative tools and our newly acquired Day products, and by delivering “one click” optimization capabilities for vertical market solutions such as the Adobe Digital Publishing Suite.

With our Scene7 solutions, we merged the management and delivery of the Scene7 product line into our Omniture business to leverage the similar go-to-market models and targeted customer bases. We intend to market the capabilities of our Scene7 offerings to help customers automate the production and availability of rich media experiences on their Websites.

Omniture Products

We offer the Adobe Online Marketing Suite, powered by Omniture technology, our suite of products, solutions and services used to manage and enhance online, offline and multi-channel business initiatives, which we host and deliver to our customers on-demand and also provide as an on-premise solution for some products. Our Online Marketing Suite consists of an open business analytics platform, online and multi-channel analytics, and an integrated set of applications to optimize digital advertising spend and conversion. These components and services are accessed primarily by a Web browser, and are built on a scalable and flexible computing architecture. As such, these components and services reduce the need for our customers to make upfront investments in technology, implementation services or additional IT personnel, thereby increasing customers’ flexibility in allocating their IT capital investments.

The components of our Online Marketing Suite are described in more detail below and are organized by five main components of our offering: Advertising Optimization, Conversion Optimization, Online Analytics, Multi-channel Analytics and Omniture Open Business Analytics Platform.

Advertising Optimization

Adobe SearchCenter—hosted software which simplifies search marketing by providing a common interface to manage search campaigns across multiple search engines, integrate campaign metrics with Web analytics, and optimize across marketing programs; enables search marketing to occur in the context of a broader marketing plan so that users such as online marketers can improve brand engagement and online conversions.

Conversion Optimization

Adobe Merchandising—hosted software which enables retailers to implement online merchandising strategies that optimize marketing effectiveness through increased conversions and average order value; helps retailers grow their online business by improving shoppers’ ability to find and select products, as well as promoting products based on business goals and metrics.

Adobe Publish—an on-demand WCM solution that enables business users to easily create, manage and update Web content without the need of IT or Web developers; enables content owners to easily publish and maintain content on their Websites.

Adobe Recommendations—hosted software which enables businesses to promote products and content online; utilizes flexible data and behavioral driven algorithms, allowing customers to increase conversions on their Websites by ensuring relevant choices are automatically presented to customers, either on Websites or through email campaigns.

Adobe Scene7 On-Demand—provides an easy-to-use, Web-based visual merchandising system to upload, manage, enhance and publish dynamic rich content; used by many leading online retail Websites to automate the production and availability of rich media experiences, including zoom, dynamic sizing, personalization and interactive dynamic product catalogs.

Adobe Search&Promote—new, hosted Website search and merchandising application that helps marketers anticipate visitor search intent and promote the most relevant products and content across Web and mobile site searches; provides flexible search and navigation interfaces, social browsing, sort and filter options, refinements based on multiple facets such as color, gender and customer ratings, an advanced marketer console to monitor conversion metrics and paths, and a visual rule builder to manage promotions.

Adobe SiteSearch—hosted software which gives users such as marketers the ability to control and optimize the search results on their sites; enables control over the search experience with presentation and navigation features designed to help guide visitors to the most relevant information; integrated with Omniture SiteCatalyst, SiteSearch dynamically promotes the most successful products, services and content to the top of search results using analytics-derived metrics such as revenue, conversion rates and page views.

Adobe Test&Target—hosted software which provides users such as marketers the capabilities to make their online content and offers more relevant to their customers, yielding the potential for greater customer conversion; provides an intuitive interface for rapidly designing and executing tests, creating audience segments and targeting content.

Online Analytics

Adobe Discover—hosted software which provides users such as Web analysts and online marketers with real-time visitor information and insight; enables businesses to understand a comprehensive, multi-dimensional view of their customers through accurate and timely information such that they can make informed decisions to improve the performance of their business.

Adobe SiteCatalyst—hosted software which provides customers and users such as marketers the ability to capture, store and analyze information generated by their Websites and other sources and to gain real-time business insights via charts, graphs and dashboards into the performance and efficiency of marketing and sales initiatives and other business processes; built on a scalable and flexible computing architecture.

Adobe Survey—hosted software which helps organizations design, create and implement online surveys to measure audience sentiment.

Multi-Channel Analytics

Adobe Insight—on-premise software which enables organizations to quickly analyze large volumes of rapidly evolving data in real-time; provides users with charting and visualization capabilities to assist them with making quick business decisions that can improve overall business performance; accepts data from any source, including data warehouses and business intelligence tools.

Adobe Insight for Retail—on-premise software which provides organizations with rapid customer insights using real-time analysis of large volumes of continuously changing point-of-sale, kiosk and inventory data; helps users correlate data to online interactions for a deeper understanding of customer responses across multiple channels.

Omniture Open Business Analytics Platform

Adobe DataWarehouse—contains the information captured by Adobe SiteCatalyst, our core Omniture business product offering, and other Omniture business applications.

Adobe Genesis—contains application programming interfaces to integrate and augment analytics data with relevant data from Internet and enterprise applications and data from a growing number of online and offline channels to enable business optimization.

Print and Publishing Segment

Our Print and Publishing business segment contains several of our mature products and services which address diverse market opportunities including eLearning solutions, technical document publishing, Web application development and high-end printing. Our focus on these markets enabled year-over-year revenue growth in fiscal 2010. These opportunities and the key products we offer to address them in fiscal 2011 are reviewed below.

Increasingly, eLearning solutions are becoming more prevalent as a means to create and deliver online and electronic learning experiences. These experiences range from online assessments, surveys and quizzes—to online reference and instruction manuals—to real time learning and Web-based collaboration experiences. We believe we have a rich legacy in the development and delivery of eLearning tools, and can innovate by providing new features and platform reach for eLearning content delivery with our set of offerings.

In the third quarter of fiscal 2010, we delivered version 2 of our Adobe eLearning Suite, which is a complete set of tools for creating professional eLearning courseware. The new release enables accelerated content development with the capabilities of the new version 5 of our Adobe Captivate software. Captivate 5 adds improved software demonstrations, interactive simulations, branching scenarios, and quiz capabilities to its already robust set of features which are used to create and maintain eLearning courseware.

At the end of fiscal 2010, we moved the management and development of our ColdFusion product line into our Print and Publishing business. Our ColdFusion offering provides fast and easy ways to build and deploy powerful Internet applications. Developers can extend or integrate ColdFusion with Java or .NET applications, connect to enterprise data and applications, create and interact via Web services, or interface with SMS on mobile devices or instant messaging clients. ColdFusion can also be used for business reporting, rich-forms generation, printable document generation, full-text search and graphing and charting—enabling customers to more fully engage their constituents with better Web experiences. Our ColdFusion business improved during fiscal 2010 due to the improving macro-economic environment, as well as due to continued innovation in the products’ feature sets to address the evolving needs of ColdFusion developers. We will continue to invest in the capabilities ColdFusion platform in fiscal 2011 to maintain and grow revenue in this market.

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

In fiscal 2010, we maintained our OEM PostScript revenue through continued innovation with PostScript technologies.  In 2011, we plan to continue to enhance PostScript as well as utilize PDF enhancements to maintain these formats as standards in publishing and printing work flows.

Print and Publishing Products

Adobe Authorware—a legacy rich media authoring tool used to develop caption based eLearning on Windows and Macintosh based platforms; use of the product ranges from creating Web-based tutorials to simulations incorporating audio and video; applications developed with Adobe Authorware can be delivered on the Web, over corporate networks or on CD-ROM.

Adobe Captivate—enables users to rapidly create professional and engaging eLearning content—including software simulation, quizzes, animation and multi-media—and deliver the content in Adobe Flash and other formats; the content can be created without any programming or multi-media skills and can be published to CD/DVDs and Learning Management Systems used in training, sales, marketing and customer support applications; often used in combination with Adobe Connect, Adobe Captivate provides a robust technology solution to bring understanding and retention to end users of rapid training and eLearning solutions.

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

Adobe eLearning Suite—a set of software for creating professional eLearning courseware; includes capabilities of Captivate, Flash Professional, Dreamweaver, Photoshop Extended, Acrobat, Presenter, Soundbooth, Bridge and Device Central CS5.

Adobe FrameMaker—an application for authoring and publishing long, structured, content-rich documents including books, documentation, technical manuals and reports; provides users a way to publish their content to multiple output formats, including print, Adobe PDF, HTML, XML and Microsoft Word.

Adobe FrameMaker Server—extends the capabilities FrameMaker software in an automated, server-based environment; includes features that facilitate high-volume publishing, including catalog, database, and directory publishing, as well as the production of personalized technical documents and custom eBooks.

Adobe Font Folio—contains more than 2,200 typefaces from the Adobe Type Library in OpenType format, offering a type solution for print, the Web, digital video or electronic documents; also includes Adobe Type Manager which makes it easy to create beautiful text for print, Web and video projects.

Adobe JRun—a legacy application server solution based on the J2EE specification; integrates with our development tool offerings and is used to deploy applications for functions such as online banking and customer service.

Adobe PageMaker—software used to create high-quality documents simply and reliably with robust page layout tools, templates and stock art.

Adobe PDF Print Engine—a next-generation printing platform that enables complete, end-to-end PDF-based workflows using common PDF technology to generate, preview and print PDF documents; allows PDF documents to be rendered natively throughout a workflow, providing performance benefits which include eliminating the need to flatten transparent artwork.

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

Adobe Technical Communication Suite—includes Acrobat, Captivate, FrameMaker and RoboHelp technologies; helps customers improve their workflows, especially technical communicators who want a single solution to meet their content creation and publishing needs.

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

COMPETITION

The markets for our products and services are characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent new product introductions, short product life cycles, price cutting with resulting downward pressure on gross margins and price sensitivity on the part of consumers. Our future success will depend on our ability to enhance our existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications and anticipate and respond to emerging standards, business models, software delivery methods and other technological changes.

Creative and Interactive Solutions

In our Creative and Interactive Solutions segment, we offer the Adobe Creative Suite in multiple editions which consist of combinations of several of our technologies. In addition to offering the technologies within the Creative Suite editions, we also offer them as individual software applications. These products compete with those from many companies, including Apple, Aviary, Avid, Corel, Microsoft, Quark and others, as well as from various open source initiatives.

Of the competitors listed, no single company offers the complete range of capabilities that our Creative Suite family of products offers. Microsoft, with their Expression Studio, competes with several aspects of our Adobe Creative Suite family of products. For example, Expression Studio includes: Microsoft Expression Design, which competes with our Adobe Illustrator and Adobe Fireworks products; Microsoft Expression Blend, which competes with our Adobe Flash Catalyst and Flash

Professional products; and Microsoft Expression Web, which competes with our Adobe Dreamweaver product. Similarly, Aviary provides for free a set of online, cloud-based creative tools via their Website. Their tools run inside Web browsers and include an image editor, a vector graphics editor, a special effects tool, and audio and music tools.

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

We also believe our individual Creative products compete favorably against those offered by competitors noted above, as discussed below.

Our Adobe InDesign product, used for professional page layout, faces competition from Quark Xpress in the professional page layout market. Quark also benefits from an established industry infrastructure that has been built around the use of their XPress product in print shops and service bureaus, and through the development of third-party plug-in products. Barriers to the adoption of Adobe InDesign by Quark XPress customers include this infrastructure, as well as the cost of conversion, training and software/hardware procurement required to switch to InDesign. Although these barriers remain, we believe we have increased the market share of our InDesign software. We also believe we will continue to see market share gains going forward due to a product offering that contains new innovative features, improved integration with our other products, our strong brand among users, positive reviews by industry experts, adoption of InDesign by major accounts which are influencers in their industries and improved infrastructure support by the industry for our overall solution.

Professional drawing and illustration products are characterized by feature-rich competition, brand awareness and price sensitivity. In addition to competition with Microsoft’s Expression Design product, our Adobe Illustrator product faces competition from companies such as ACDsee, Aviary, Corel, Mediascape, Xara and the open source product called Karbon14. Competition in this market is also emerging with a new category of drawing and illustration applications on tablet and smartphone platforms. Software companies, including Autodesk with their SketchBook Pro application, are extending their products and feature sets to platforms such as Apple’s iPad and potentially other tablet devices. We believe our products compete favorably due to high customer awareness of their rich features, especially the drawing and illustration functionalities, the technical capabilities of the product and our ability to leverage core technologies from our other established products.

The demand for professional Web page layout and professional Web content creation tools is constantly evolving and highly volatile. In addition to competition with Microsoft’s Expression Blend and Web products, we believe Adobe Dreamweaver and Adobe Flash Professional face direct and indirect competition from desktop software companies such as Bare Bones Software, FlashDevelop, JetBrains, Panic, MacRabbit, MacroMates, and various proprietary and open source Web authoring tools. We also face competition from Microsoft Visual Studio products, and other IDEs that enable developers to create Web applications from companies such as BEA Systems (a subsidiary of Oracle), Borland and IBM. We believe our products compare favorably to these applications; however, our market share may be constrained by Microsoft’s ability to target its Web software to users in markets it dominates. These target customers include users of Microsoft Office, Microsoft Windows operating system, the Microsoft Internet Explorer Web browser and Microsoft Visual Studio.

Our Flash technologies, including Adobe Flash Player and Adobe AIR, face competition from Microsoft Silverlight, as well as alternative approaches to building rich content and Web applications such as JavaFX and Unity. Microsoft markets its Silverlight product and technology as an alternative to our Flash and AIR technologies. Silverlight provides capabilities for the creation of media experiences and interactive applications for the Web that incorporate video, animation, interactivity and user interfaces. We believe Flash and AIR compete favorably against Silverlight due to the broad reach of Adobe Flash Player and AIR on PCs and non-PC devices, due to the use of Flash and AIR as a means to deliver rich, cross-platform, multiscreen content, and due to the use of our market-leading creative tools as an essential part of existing creative workflows.

The HTML specification, which among other things describes the syntax and format for encoding Web pages, has evolved over several decades and Adobe has participated in its evolution. Our tools are among the leading applications used by Web designers and developers to create HTML-based content that is displayed and viewed in Web browsers. The newest version of HTML, HTML5, is being developed by an industry consortium that includes Adobe and leading browser manufacturers such as Apple, Google and Microsoft, and contains new features which will compete with some of the features of Flash and Flash Player, such as the ability to create and display rich advertising and play video natively within the browser. We are working to implement support for HTML5 in our creative product solutions, and we believe we will provide the widest array of support and tooling for HTML5 content creation over time. Yet, we believe the competing interests of the browser developers, and the potential for inconsistency in how each major browser implements HTML5 will create a continuing demand for solutions such as those offered by our Flash technologies that provide a consistent presentation capability that works across browsers, operating systems and devices.  We also believe that Flash based content and tooling have a significant technology lead over anything trying to replicate its feature sets, particularly in market areas like online gaming, Web applications and RIAs, 3D-based content, and premium online video delivery, advertising and security.

We believe demand for authoring new HTML5 features will intensify the competition in the professional Web page layout market. We also believe the potential fragmentation of HTML5 implementations by the various browser manufacturers that compete with each other will create the need for tool improvements to address the disparities between platforms and devices that could result. Our Dreamweaver product and our CS Live BrowserLab service are uniquely positioned to assist customers with migrating to new versions of standards such as HTML5, as well as delivering the means to create rich, interactive experiences on devices and screens of all sizes.

As customers such as publishers and media companies increase their desire to deliver their assets to new platforms such as mobile devices and tablets, we expect new and existing companies to offer solutions that address these challenges which are competitive with our Digital Publishing Suite. Many design agencies are building capabilities to offer such solutions, and companies such as Texterity offer an alternative format and business model for the delivery of newspaper and magazine content to mobile devices.

We believe RIAs will make use of both open source Ajax frameworks and the open source Flex framework to create hybrid RIAs in the browser, and we anticipate increased adoption of AIR as a development platform for Ajax developers. With our FMS solution, we face competition from Microsoft with their Windows Media Server for Windows Media and Silverlight, as well as Apple, Move Networks, Real Networks, Wowza Media Systems and others.

Our tools used to create applications for PCs and mobile devices such as smartphones and tablets are influenced by evolving industry standards, rapid software and hardware technology developments and frequent new product and technology introductions by companies or open-source initiatives targeting similar opportunities. Technologies and products which compete with our tools for creating mobile applications include solutions which utilize Java, Brew, Scalable Vector Graphics and Wireless Application Protocol. On Apple devices running the iOS operating system, on devices running Microsoft operating systems and on devices running the Google Android operating system, developers can choose to use native development environments for those platforms. They can also utilize other developer solutions which can be compiled to run on such devices, including those from companies such as appcelerator, Phonegap, Unity3D and Corona.

With respect to Apple mobile devices such as the iPhone and iPad, although our desire is to work closely with Apple to deliver Adobe Flash Player for accessing browser-based SWF content on their devices similar to our approach with other mobile vendors, we are restricted from making advancements towards this goal until we have Apple’s cooperation to do so. We do not believe we have experienced a negative impact to our revenue because of this exclusion due to the broad uses of our creative and developer tools to create content and applications in a variety of formats for PC, mobile and other devices—including Apple mobile devices.

We believe our robust programming model and developer tools used to create rich content, our large developer community and ecosystem which utilize our tools and the growth of companies who utilize Flash and AIR as a basis for rich content and application delivery across multiple screens are key assets in our ability to effectively compete in this market.  Further, the rich expressiveness of Flash which provides the capability to deliver audio, video, motion graphics, vector graphics and visual effects resulting in rich user experiences and interfaces on mobile devices, is a key differentiation when compared to the capabilities of alternate solutions.

Digital Media Solutions

The needs of digital imaging and video editing software users are constantly evolving due to rapid technology and hardware advancements in digital cameras, digital video cameras, printers, personal computers, tablets, mobile phones and other new devices. Our software offerings, including Adobe Photoshop, Adobe Photoshop Lightroom, Adobe Photoshop Elements, Adobe After Effects, Adobe Audition, Adobe Soundbooth, Adobe Encore, Adobe Premiere Elements and Adobe Premiere Pro, face competition from companies offering similar products. We also continue to face competition from new and free products, including online based Web services and mobile/tablet applications which compete directly with our Photoshop Express mobile application offering.

In professional digital imaging, software applications and services compete based on product features, brand awareness and price sensitivity. In addition to competition with Apple’s Aperture product and Microsoft’s Expression Design product, our Adobe Photoshop and Adobe Photoshop Lightroom products face direct and indirect competition from a number of companies including Corel. New image editing applications for mobile devices and tablets with features which compete with our professional products are also emerging as adoption of these devices grows. Our Adobe Photoshop products compete favorably due to high customer awareness of the Photoshop brand in digital imaging, the positive recommendations for our Photoshop product by market influencers, the features and technical capabilities of the product and our ability to leverage core features from our other established products.

Our other digital imaging and video editing offerings, including Adobe Photoshop Elements and Adobe Premiere Elements, are subject to intense competition, including customer price sensitivity, competitor brand awareness and competitor strength in OEM bundling and retail distribution. We face direct and indirect competition in the consumer digital imaging market from a number of companies that market software which competes with ours, including ACD Systems, AI Soft (Japan), Apple, ArcSoft, Corel, i4 (Japan), Google, Kodak, Nova Development, Magix, Microsoft, Photodex Corporation, Sonic, Pinnacle and Sony.

In addition, we face competition from device, hardware and camera manufacturers such as Apple, Canon, Dell, Hewlett-Packard, Nikon, Phase One, Sony and others as they try to differentiate their offerings by bundling, for free, their own digital imaging software, or those of our competitors. Similarly, we face potential competition from operating system manufacturers such as Apple with their iPhoto product and Microsoft as they integrate or offer hobbyist-level digital imaging and image management features with their operating systems. We also face potential competition from smartphone and tablet manufacturers that integrate imaging and video software into their devices to work with cameras that come as part of their smartphone and tablet offerings. In addition, new social networking platforms such as Facebook are becoming a direct means to post, edit and share images—bypassing the step of using image editing and sharing software.

Competition is also emerging with a new category of imaging and video applications on tablet and smartphone platforms. Existing as well as new competitors are extending their products and feature sets to platforms such as Apple’s iPad and potentially other tablet devices. Similarly, new cloud-based SaaS offerings continue to emerge which offer image editing and video-editing capabilities, as well as social and sharing features. In addition to competing with our own mobile applications such as Photoshop Express, our Lightroom product and our Elements hobbyist products, these products could start to encroach upon the feature sets of our professional tools.

Applications for digital video editing, motion graphics, special effects, audio creation and DVD authoring face increasing competition as video professionals and hobbyists migrate towards the use of digital camcorders and digital video production on their computers, and DVD systems and online video for rich media playback. Our Adobe After Effects, Adobe Audition, Adobe Encore, Adobe Premiere Pro and Adobe Soundbooth software products, as well as the Adobe Production Premium suite which contains these products, face competition from companies such as Apple, Avid, Canopus, Sonic and Sony.

Our Adobe Premiere Elements software product which is targeted for use by hobbyists, faces competition from companies such as Apple, ArcSoft, Avid, Broderbund, Corel, Magix, Microsoft and Sony—as well as video editing capabilities found in operating systems, hosted SaaS solutions, video editing solutions bundled by video camcorder manufacturers with their hardware offerings, and video editing solutions bundled onto smartphones. Similarly, we face potential competition from operating system manufacturers such as Apple with their iMovie and iDVD products and Microsoft with their Windows Movie Maker product as they integrate or offer hobbyist-level digital imaging and image management features with their operating systems.

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

Digital Enterprise Solutions

With our Adobe Acrobat business, we continue to face competition from Microsoft. Their widely used Office product offers a feature to save Microsoft Office documents as PDF documents, which competes with Adobe Acrobat. They also offer a proprietary digital rights management technology and a document format, called XML Paper Specification (“XPS”), which competes with Adobe PDF. Given Microsoft’s market dominance, the PDF feature in Office, XPS, and any other competitive Microsoft product or technology that is bundled as part of its Office product or operating system or made freely available, could harm our overall Adobe Acrobat market opportunity.

Our Adobe Acrobat product family also faces competition in the PDF file creation market from many clone products marketed by companies such as AdLib, Active PDF, Apple, Global Graphics, Nuance, Software995, Sourcenext and others. In addition, other PDF creation solutions can be found at a low cost, or for free, on the Web.

For customers that use Adobe Acrobat as part of document collaboration and document process management solutions, where electronic document delivery, exchange, collaboration, security and archival needs exist, our Acrobat product family faces competition from entrenched office applications such as Microsoft Office and its integration with its SharePoint product. In the higher end of the electronic document market, Acrobat Pro and Acrobat Pro Extended provide features which compete with other creative professional PDF tool providers, such as Enfocus, Dalim and Zinio. Google’s Google Apps set of products also provides document creation and collaboration capabilities, including the ability to preview PDF documents, which can be used as an alternative to our collaboration features in Acrobat.

To address these competitive threats, we are working to ensure our Adobe Acrobat applications stay at the forefront of innovation in emerging opportunities such as PDF document generation, document collaboration and document process management.

Our Web conferencing solution, Adobe Connect, faces competition from many Web conferencing vendors, including Cisco WebEx, Microsoft Office Live Meeting (now a part of their Microsoft Lync offering), IBM Lotus Sametime and Citrix GoToMeeting. Cisco WebEx is a market share leader and Microsoft has steadily increased its marketing of its solution.

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

Certain Windows operating systems contain a proprietary digital rights management technology which competes with Adobe LiveCycle Rights Management ES. In addition, Microsoft’s most recent version of Office includes an updated version of its SharePoint product which competes with certain aspects of our Adobe LiveCycle products. Microsoft has also recently delivered technology called Windows Presentation Foundation and Silverlight which offers an alternative to building RIA applications within the Microsoft .NET framework.

In the electronic forms solution market, in addition to competition from Microsoft Infopath based solutions, we face competition from IBM through their eForms solution recently rebranded as Lotus Workplace Forms. Similarly, we face competition for document process management solutions from workflow solution vendors such as PegaSystems, Lombardi, Nuance and Ultimus.

Our overall offering for CEM solutions competes with offerings such as IBM's Project Northstar, recently renamed the IBM Customer Experience Suite. We also expect to compete with similar offerings from other major vendors with similar portfolios, such as Microsoft and Oracle. We believe that we compete favorably in this emerging market based on our extensive track record of delivering industry-leading tools for creating compelling experiences our WCM focus on global, multi-brand, multi-language Websites; the strength of our Web analytics platform; the breadth and power of our tools for building multi-screen and multi-channel applications; our long-standing and broad partnerships with system integrators and interactive agencies; our deep background in user-centric design; the superior functionality and broad range of our PDF solutions; and our scalability and performance.

Our WCM solution, acquired from Day, competes with general enterprise content platforms, including products from Autonomy, EMC, IBM, OpenText, and Oracle, as well as more specialized solutions, including products from Alfresco, FatWire, CoreMedia, Percussion, and SDL. In addition, there are low-cost and open source alternatives, such as Drupal, Joomla!, and WordPress. We believe that we compete favorably with both the enterprise and low-cost alternatives, based on our strong feature set; focus on global, multi-brand, multi-language Websites; superior user experience; tools for building multi-screen, multi-channel applications; standards-based architecture; scalability and performance; and leadership in industry standards efforts.

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

Our current principal competitors include companies that offer Web analytics and optimization services on-demand such as ComScore (through their recent acquisition of Nedstat), Google, IBM (through their recent acquisitions of Coremetrics and Unica), Microsoft, WebTrends and Yahoo!. We also compete with software vendors, such as Infor (which owns Epiphany), Nielsen/NetRatings (which is a part of the Nielsen Online Unit of the Nielsen Company) and SAS Institute.  In addition, we also compete with online marketing service providers, such as Microsoft Advertising (formerly aQuantive when acquired by Microsoft), DoubleClick (owned by Google) and 24/7 Real Media (acquired by WPP).

Our Test&Target products compete with multivariate testing providers, such as Optimost (owned by Autonomy), Memetrics (owned by Accenture), Kefta (owned by Acxiom Digital) and [x + 1]. Our SiteSearch products compete with intra-site search vendors, such as Autonomy, Endeca Technologies, FAST Search and Transfer ASA (owned by Microsoft) and Google. Our Merchandising product competes with merchandising solutions providers such as Endeca (owned by ThanxMedia), Celebros, SLI Systems, Nextopia Software and Fredhopper. Our InSight products compete with channel analytics providers, such as Truviso, Clickfox, Qliktech and AsterData. Our Recommendations product competes with product recommendations providers, such as Aggregate Knowledge, Baynote, Certona, Rich Relevance and Amadesa. Our SearchCenter products compete with point solutions providers, such as Marin Software and Kenshoo, tier 2 point solution providers such as SearchIgnite and Clickable, as well as some services oriented search companies such as Efficient Frontier.

Finally, our Survey product competes with survey providers such as OpinionLab, iPerceptions and Foresee Results.

Many of the companies that offer Web analytics software offer other products or services and as a result could also bundle their products or services, which may result in these companies effectively selling their products or services at or below market prices. In addition, large software, Internet and database management companies have entered the market and enhanced their Web analytics capabilities, either by developing competing services or by acquiring existing competitors or strategic partners of ours. For example, Google offers a Web analytics service free of charge, and acquired DoubleClick, one of our strategic partners, in 2008. Also, Microsoft offers a Web analytics service free of charge, and offers Microsoft Advertising, which is based on their 2007 acquisition of aQuantive. Yahoo! also offers a Web analytics service based on its acquisition of IndexTools, and IBM recently acquired Coremetrics and Unica to extend their e-retailing offering in an initiative they call Project Northstar. These competitors, given their significant resources and preexisting relationships with our current and potential customers, could compete effectively against us.

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

Print and Publishing

Our Print and Publishing product line targets many markets. In technical authoring and publishing, our Adobe FrameMaker product faces competition from large-scale electronic publishing systems, XML-based publishing companies such as PTC, as well as lower-end desktop publishing products such as Microsoft Word. Competition is based on the quality and features of products, the level of customization and integration with other publishing system components, the number of hard-ware platforms supported, service and price. We believe we can successfully compete based upon the quality and features of the Adobe FrameMaker product and our extensive application programming interface.

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

In printing technologies, we believe the principal competitive factors for OEMs in selecting a page description language or a printing technology are product capabilities, market leadership, reliability, price, support and engineering development assistance. We believe that our competitive advantages include our technology competency, OEM customer relationships and our intellectual property portfolio. Adobe PostScript faces competition from Hewlett-Packard’s proprietary PCL page description language and from developers of other page description languages based on the PostScript language standard, including Global Graphics and Zoran. In addition, Microsoft’s XPS document format and Autodesk’s DWG format compete with Adobe PDF and our Adobe PostScript technologies and solutions.

In the rapid eLearning authoring market, our Adobe eLearning Suite and our Captivate product face competition from general content development tools such as Microsoft PowerPoint, screen recording tools such as Techsmith’s Camtasia and more advanced eLearning and software simulation solutions such as Firefly, Lectora and Articulate. Competition in this market is based on speed of development and completeness of the features of products, ease-of-use and price. We believe our product can successfully compete based upon the strength of its broad range of features, its strong brand among users and its widespread adoption among training developers.

In WCM, our Adobe Contribute product faces competition from solutions that provide for the simple creation of blogs and “Wikis,” as well as basic content publishing products such as Microsoft Word, Microsoft FrontPage, Microsoft Notepad, basic HTML editors like ezHTMLArea and ekTron, content management tools like Microsoft SharePoint and, large-scale WCM systems from companies such as Cisco, Interwoven, Vignette, IBM and Oracle. Competition in this market is based on usability, quality and features of products, the level of customization and integration with other WCM components, the integration with Web design tools, the number of hardware platforms supported, service and price. We believe we can successfully compete based upon the usability and price of Adobe Contribute, its strong brand among users and integration with other WCM components.

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

Our Adobe ColdFusion products face competition from major vendors including Microsoft, IBM and Oracle (via its BEA subsidiary and acquisition of Sun). Our ColdFusion products also compete with several technologies available today at no cost including the PHP and PERL programming environments that are available for the Apache Web server.

OPERATIONS

Marketing and Sales

We market and distribute our products through sales channels, which include distributors, retailers, software developers, systems integrators, ISVs and VARs, as well as through OEM and hardware bundle customers. We also market and license our products directly using our sales force and through our own Website at www.adobe.com.

We support our end users through local field offices and our worldwide distribution network, which includes locations in Australia, Austria, Belgium, Brazil, Canada, China, Czech Republic, Denmark, Dubai, Finland, France, Germany, India, Ireland, Italy, Japan, Korea, Mexico, Moldova, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom.

We also license software with maintenance and support, which includes rights to upgrades, when and if available, support, updates and enhancements.

The table below lists our significant customers, as a percentage of net revenue for fiscal 2010, 2009 and 2008. As listed, our significant customers are distributors who sell products across our various segments.

	2010	2009	2008
Ingram Micro	15%	15%	18%

We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and its subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements.

Receivables from our significant distributors, as a percentage of gross trade receivables for fiscal 2010 and 2009 were as follows:

	2010	2009
Ingram Micro	14%	16%

Order Fulfillment for Physical Distribution

The procurement of the various components of packaged products, including DVDs and printed materials, and the assembly of packages for retail and other applications products is controlled by our Supply Chain Operations organization. We outsource our production, inventory and fulfillment activities to third parties in the United States, Europe, Asia and Japan.

To date, we have not experienced significant difficulties in obtaining raw materials for the manufacture of our products or in the replication of DVDs, printing and assembly of components.

Shippable backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. Shippable backlog, as of January 21, 2011 and January 15, 2010, was approximately $5.8 million and $5.4 million, respectively.

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

Training

We inform customers about the use of our products through on-line informational services on our Website (www.adobe.com) and through a growing series of how to books published by Adobe Press pursuant to a joint publishing agreement with Peachpit Press. In addition, we develop tests to certify independent trainers who teach Adobe software classes. We sponsor workshops, work with professional associations and user groups, and conduct regular beta testing programs. We also provide paid education services to enhance our customers’ use of our Omniture solutions, including a wide range of traditional and online training and certifications delivered by our team of training professionals.

Investments

We make direct investments in privately-held companies. We enter into these investments with the intent of securing financial returns as well as for strategic purposes as they often increase our knowledge of emerging markets and technologies, as well as expand our opportunities to provide Adobe products and services. We also owned a limited partnership interest in Adobe Ventures IV L.P. (“Adobe Ventures”) that invested in early stage companies with innovative technologies. During fiscal 2010, Adobe Ventures was dissolved and all remaining assets were distributed to the partners. Adobe Ventures was managed by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures.

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

During fiscal years ended December 3, 2010, November 27, 2009 and November 28, 2008, our research and development expenses were $680.3 million, $565.1 million and $662.1 million, respectively.

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

Policing unauthorized use of computer software is difficult and software piracy is a persistent problem for the software industry. This problem is particularly acute in international markets. We conduct anti-piracy programs directly and through certain external software associations. In addition, we have activation technology in certain products to guard against illegal use and will continue to do so in certain future products.

EMPLOYEES

As of December 3, 2010, we employed 9,117 people. We have not experienced work stoppages and believe our employee relations are good.

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

EXECUTIVE OFFICERS

Adobe’s executive officers as of January 21, 2011 are as follows:

Name	Age	Positions
Shantanu Narayen	47

President and Chief Executive Officer

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

Mark Garrett	53
Executive Vice President, Chief Financial Officer

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

Karen O. Cottle	61
Senior Vice President, General Counsel and Corporate Secretary

Ms. Cottle joined Adobe in February 2002 as Senior Vice President, General Counsel and Secretary. Prior to joining Adobe, Ms. Cottle served as General Counsel for Vitria Technology, Inc., a service-oriented business application software company from February 2000 to February 2002. From 1996 to 1999, Ms. Cottle served as Vice President, General Counsel and Secretary of Raychem Corporation.

Johnny Loiacono	49
Senior Vice President, Digital Media Business Unit

Mr. Loiacono joined Adobe in April 2006 as Senior Vice President and General Manager of the Creative Solutions business unit. Prior to joining Adobe, Mr. Loiacono served as Executive Vice President of software at Sun Microsystems, Inc., which he joined in 1987. During Mr. Loiacono’s 19 year tenure, he also served as General Manager of Sun Microsystems’s operating platform group, as well as Chief Marketing Officer.

Name	Age	Positions
Kevin Lynch	44

Senior Vice President, Chief Technology Officer

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

Rob Tarkoff	42
Senior Vice President, Digital Enterprise Solutions Business Unit

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

Matthew Thompson	52
Senior Vice President, Worldwide Field Operations

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

David Wadhwani	39
Senior Vice President, Creative and Interactive Solutions Business Unit

As Senior Vice President and General Manager of the Creative and Interactive Solutions business unit, Mr. Wadhwani leads Adobe’s development of end-to-end solutions for content publishers and application developers. He oversees the Creative Suite family of products, our Flash products, and our digital publishing, media and entertainment solutions. Mr. Wadhwani is also responsible for the company’s multiscreen strategy utilizing Flash and HTML5, and driving adoption of the Flex family of products and Flash/AIR on devices. Prior to June 2010, Mr. Wadhwani was Vice President and General Manager of Adobe’s Platform business unit. He joined Adobe in 2005 through the acquisition of Macromedia. Prior to his time at Macromedia, Mr. Wadhwani founded and managed iHarvest, a WCM company that was acquired by Interwoven ,and worked at Oracle in their database tools division.

Name	Age	Positions
Richard T. Rowley	54

Vice President, Principal Accounting Officer

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

The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. Our inability to extend our core technologies into new applications and new platforms, including the mobile and non-pc devices market, and to anticipate or respond to technological changes could affect continued market acceptance of our products and services and our ability to develop new products and services. Additionally, any delay in the development, production, marketing or distribution of a new product or service or upgrade or enhancement to an existing product or service could cause a decline in our revenue, earnings or stock price and could harm our competitive position. We maintain strategic relationships with third parties with respect to the distribution of certain of our technologies. If we are unsuccessful in establishing or maintaining our strategic relationships with these third parties, our ability to compete in the marketplace or to grow our revenues would be impaired and our operating results would suffer.

We offer our desktop application-based products primarily on Windows and Macintosh platforms. We generally offer our server-based products on the Linux platform as well as the Windows and UNIX platforms. To the extent that there is a slowdown of customer purchases of personal computers on either the Windows or Macintosh platform or in general, to the extent that we have difficulty transitioning product or version releases to new Windows and Macintosh operating systems, or to the extent that significant demand arises for our products or competitive products on other platforms before we choose and are able to offer our products on these platforms our business could be harmed. To the extent new releases of operating systems or other third-party products, platforms or devices make it more difficult for our products to perform, and our customers are persuaded to use alternative technologies, our business could be harmed.

Introduction of new products, services and business models by existing and new competitors could harm our competitive position and results of operations.

The markets for our products and services are characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent new product and service introductions, short product and service life cycles, price cutting, with resulting downward pressure on gross margins, and price sensitivity on the part of consumers. Our future success will depend on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological changes. If any competing products or services achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For specific information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of this report.

If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.

We plan to release numerous new product and service offerings and employ new software delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or that we will be able to develop the infrastructure and business models as quickly as our competitors. Market acceptance of these new product and service offerings will be dependent on our ability to include functionality and usability in such releases that address certain customer requirements with which we have limited prior experience and operating history. Some of these new product and service offerings could subject us to increased risk of legal liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. For example, with our introduction of on-demand services and subscription-based licensing models, we are entering a market that is at an early stage of development. Market acceptance of such services is affected by a variety of factors, including security, reliability, performance, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally. As our business continues to transition to new business models that may be more highly regulated for privacy and data security, and to countries outside the U.S. that have more stringent data protection laws, our liability exposure, compliance requirements and costs may increase. In addition, laws in the areas of privacy and online advertising are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we and our customers can collect, process, use, store or transmit the information of customers or employees, communicate with customers, and deliver products and services. Further, any perception of our practices as an invasion of privacy, whether or not illegal, may subject us to public criticism and reputational harm. Existing and potential future privacy laws, increased risks related to unauthorized data disclosures and increasing sensitivity of consumers to use of personal information may create negative public relations related to our products and business practices.

Additionally, customer requirements for open standards or open source products could impact adoption or use of some of our products or services. To the extent we incorrectly predict customer requirements for such products or services or if there is a delay in market acceptance of such products or services, our business could be harmed.

From time to time we open source certain of our technology initiatives, provide broader open access to our technology, license certain of our technology on a royalty-free basis, and release selected technology for industry standardization. These changes may have negative revenue implications and make it easier for our competitors to produce products or services similar to ours. If we are unable to respond to these competitive threats, our business could be harmed.

We are also devoting significant resources to the development of technologies and service offerings in markets where we have a limited operating history, including the enterprise, government and mobile and non-pc device markets. In the enterprise market, we intend to increase our focus on vertical markets such as education, financial services, and manufacturing. These new offerings and markets require a considerable investment of technical, financial and sales resources, and a scalable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the enterprise, government and mobile and non-pc device markets, and greater sales, consulting and marketing resources. In the mobile and non-pc device markets, our intent is to partner with device makers, manufacturers and telecommunications carriers to embed our technology on their platforms, and in the enterprise and government market our intent is to form strategic alliances with leading enterprise and government solutions and service providers to provide additional resources to further enable penetration of such markets. If we are unable to successfully enter into strategic alliances with device makers, manufacturers, telecommunication carriers and leading enterprise and government solutions and service providers, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted.

Revenue from our product and service offerings may be difficult to predict.

As previously discussed, we are devoting significant resources to the development of product and service offerings as well as new distribution models where we have a limited operating history. For example, we intend to implement a subscription licensing model to augment our traditional perpetual licensing model. This makes it difficult to predict revenue and revenue may decline more quickly than anticipated. Additionally, we have a limited history of licensing products and offering services in certain markets such as the government and enterprise market and may experience a number of factors that will make our revenue less predictable, including longer than expected sales and implementation cycles, decisions to open source certain of our technology initiatives, potential deferral of revenue due to multiple-element revenue arrangements and alternate licensing arrangements. If any of our assumptions about revenue from our new businesses prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.

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

We have in the past and may in the future acquire additional companies, products or technologies. Recently, we completed the acquisition of Omniture in October 2009 and completed the acquisition of Day in October 2010. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. These risks include:

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

•
potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of an acquired company or technology, including but not limited to, issues with the acquired company’s intellectual property, product quality or product architecture, data back-up and security, privacy practices, revenue recognition or other accounting practices, employee, customer or partner issues or legal and financial contingencies;

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

Although we defend our intellectual property rights and combat unlicensed copying and use of software and intellectual property rights through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. We actively pursue software piracy as part of our enforcement of our intellectual property rights, but we nonetheless lose significant revenue due to illegal use of our software. If piracy activities increase, it may further harm our business.

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

Some of our businesses and services, including our online store at adobe.com and Omniture business unit, rely on services hosted and controlled directly by us or by third parties. Because we hold large amounts of customer data and host certain of such data in third-party facilities, a security incident may compromise the integrity or availability of customer data, or customer data may be exposed to unauthorized access. Unauthorized access to customer data may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While strong password controls, IP restriction and account controls are provided and supported, their use is controlled by the customer. As such, this could allow accounts to be created with weak passwords, which could result in allowing an attacker to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer employees. If there were ever an inadvertent disclosure of personal information, or if a third party were to gain unauthorized access to the personal information we possess on behalf of our customers, our operations could be disrupted, our reputation could be harmed and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could result in the loss of customers and harm our business.

Because of the large amount of data that we collect and manage on behalf of our customers, it is possible that hardware or software failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the Internet, the failure of our network or software systems, security breaches or significant variability in visitor traffic on customer Websites. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in consumer activity on their Websites or failures of our network or software. We may be liable to our customers for damages they may incur resulting from these events, such as loss of business, loss of future revenues, breach of contract or for the loss of goodwill to their business. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers.

On behalf of certain of our customers using our services, we collect and store information derived from the activities of Website visitors, which may include anonymous and/or personal information. This enables us to provide such customers with reports on aggregated anonymous or personal information from and about the visitors to their Websites in the manner specifically directed by each such individual customer. Federal, state and foreign government bodies and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Therefore, our compliance with privacy laws and regulations and our reputation among the public body of Website visitors depend on such customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with such visitors’ expectations. We also rely on representations made to us by customers that their own use of our services and the information we provide to them via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. We ask customers to represent to us that they provide their Website visitors the opportunity to “opt-out” of the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if such customers do not otherwise comply with applicable privacy laws, we could face potentially adverse publicity and possible legal or other regulatory action.

Failure to manage our sales and distribution channels and third-party customer service and technical support providers effectively could result in a loss of revenue and harm to our business.

A significant amount of our revenue for application products is from one distributor, Ingram Micro, Inc., which represented 15% of our net revenue for fiscal 2010. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and its subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In fiscal 2010, no single agreement with this distributor was responsible for over 10% of our total net revenue. If any one of our agreements with this distributor was terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.

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

Uncertainty about future economic conditions and other adverse changes in general political conditions in any of the major countries in which we do business could adversely affect our operating results.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Uncertainty about future economic and political conditions makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in the U.S. and other countries slows or does not improve, many customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in continued reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition.

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

We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Website for our development, marketing, operational, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, power loss, telecommunications failure, software or hardware malfunctions, cyber attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data and could prevent us from fulfilling our customers’ orders. Our corporate headquarters, a significant portion of our research and development activities, certain of our data centers, and certain other critical business operations are located in the San Francisco Bay Area, which is near major earthquake faults. We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

Net revenue, margin or earnings shortfalls or the volatility of the market generally may cause the market price of our stock to decline.

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including shortfalls in our net revenue, margins, earnings or key performance metrics, changes in estimates or recommendations by securities analysts, the announcement of new products,  product enhancements or service introductions by us or our competitors, seasonal variations in the demand for our products and services and the implementation cycles for our new customers, the loss of a large customer or our inability to increase sales to existing customers and attract new customers, quarterly variations in our or our competitors’ results of operations, developments in our industry; unusual events such as significant acquisitions, divestitures and litigation, general socio-economic, regulatory, political or market conditions and other factors, including factors unrelated to our operating performance.

We are subject to risks associated with global operations which may harm our business.

We are a global business that generates over 50% of our total revenue from sales to customers outside of the Americas. This subjects us to a number of risks, including:

•	foreign currency fluctuations;

•	changes in government preferences for software procurement;

•	international economic, political and labor conditions;

•	tax laws (including U.S. taxes on foreign subsidiaries);

•	increased financial accounting and reporting burdens and complexities;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	failure of laws to protect our intellectual property rights adequately;

•	inadequate local infrastructure and difficulties in managing and staffing international operations;

•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;

•	transportation delays;

•	operating in locations with a higher incidence of corruption and fraudulent business practices; and

•	other factors beyond our control, including terrorism, war, natural disasters and pandemics.

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

In the first quarter of fiscal year 2010 we issued $1.5 billion in senior unsecured notes. We also have a currently undrawn $1.0 billion revolving credit facility. Although we have no current plans to request any advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes or for future acquisitions or expansion of our business.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised standards for business combinations, which changes the accounting for business combinations including timing of the measurement of acquirer shares issued in consideration for a business combination, the timing of recognition and amount of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring liabilities, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The revised standards for business combinations were effective for us beginning the first quarter of fiscal 2010. We have and will continue to incur expenses related to acquisitions and this will have an impact on our financial performance.

In October 2009, the FASB amended the accounting standards for certain multiple deliverable revenue arrangements to: (1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; (2) require an entity to allocate revenue in an arrangement using the best estimated selling price (“BESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price; and (3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. We elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified after November 27, 2009. The new accounting standards for revenue recognition if applied in the same manner to the year ended November 27, 2009 would not have had a material impact on total net revenues for that fiscal year. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenues in periods after the initial adoption when applied to multiple-element arrangements based on current go-to-market strategies due to the existence of VSOE across certain of our product and service offerings. However, we expect that the new accounting standards will enable us to evolve our go-to-market strategies which could result in future revenue recognition for multiple element arrangements to differ materially from the results in the current period. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition, but will not change the total revenue recognized on the contract. We are currently unable to determine the impact that the newly adopted accounting principles could have on our revenue as these go-to-market strategies evolve.

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

In addition, we are subject to the continual examination of our income tax returns by the Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities, including a current examination by the IRS of our fiscal 2008 and 2009 tax returns. These examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examination. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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

Our cash equivalent and short-term investment portfolio as of December 3, 2010 consisted of money market mutual funds, U.S. Treasury securities, U.S. agency securities, municipal securities, corporate bonds and foreign government securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 3, 2010, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table sets forth the location, approximate square footage and use of each of the principal properties used by Adobe during fiscal 2010. We lease or sublease all of these properties with the exception of our property in India, where we own the building and lease the land, our corporate offices in San Jose where we own the land and lease the buildings, and in San Francisco on Townsend and Waltham where we own the building and land. All properties are leased under operating leases. Such leases expire at various times through 2028, with the exception of the land lease that expires in 2091. The annual base rent expense (including operating expenses, property taxes and assessments, as applicable) for all facilities is currently approximately $86.7 million and is subject to annual adjustments as well as changes in interest rates.

Location	Approximate Square Footage		Use
North America:
345 Park Avenue San Jose, CA 95110, USA	378,000		Research, product development, sales and marketing, and administration

321 Park Avenue San Jose, CA 95110, USA	321,000		Research, product development, sales and marketing

151 Almaden Boulevard San Jose, CA 95110, USA	267,000		Product development, sales and administration

601 and 625 Townsend Street San Francisco, CA 94103, USA	272,000	(1)	Research, product development, sales, marketing and administration

801 N. 34th Street-Waterfront Seattle, WA 98103, USA	182,000	(2)	Product development, sales, technical support and administration

550 East Timpanagos Circle Orem, UT 84097, USA	148,000		Research, product development, sales, marketing and administration

10182 Telesis Court San Diego, CA 92121, USA	61,000	(3)	Product development, sales and marketing

21 Hickory Drive Waltham, MA 02451, USA	108,000	(4)	Research, product development, sales and marketing

250 Brannan Street San Francisco, CA 94107, USA	35,000		Product development, sales and marketing

7930 Jones Branch Drive McLean, VA 22102, USA	34,000		Sales and marketing

1540 Broadway New York, NY 10036, USA	27,000		Sales and marketing

343 Preston Street Ottawa, Ontario K1S 5N4, Canada	122,000		Research, product development, sales, marketing and administration
India:
Adobe Towers, 1-1A, Sector 25A Noida, U.P.	191,000		Product development

Adobe Towers, Plot #6, Sector 127 Expressway, Noida, U.P.	65,000		Product development

Salapuria Infinity, 3rd Floor #5, Bannerghatta Road Bangalore	126,000		Research and product development

Location	Approximate Square Footage	Use
Japan:
Gate City Osaki East Tower 1-11 Osaki Shinagawa-ku, Tokyo	56,000	Product development, sales and marketing
China:
Block A, SP Tower, 21st & 22nd Floor Block D, SP Tower, 10th Floor Tsinghua Science Park, Yard 1 Zhongguancun Donglu, Haidian District Beijing	77,000	Research and product development
Germany:
Grosse Elbstrasse 27 Hamburg	36,000	Research and product development
Romania:
26 Z Timisoara Blvd, Anchor Plaza Lujerului, Sector 6 Bucharest	44,000	Research and product development
UK:
3 Roundwood Avenue Stockley Park, Heathrow	22,000	Product development, sales, marketing and administration
_________________________________________
(1)	The total square footage is 346,000, of which we occupy 272,000 square feet, or approximately 79% of this facility; 74,000 square feet is unoccupied basement space.

(2)	The total square footage is 182,000, of which we occupy 162,000 square feet, or approximately 89% of this facility. The remaining square footage is subleased.

(3)	The total square footage is 61,000, of which we occupy 21,000 square feet, or approximately 34% of this facility. The remaining square footage is subleased.

(4)	Of the total square footage of 108,000, we occupy 89,000 square feet, or approximately 82% of this facility. The remaining square footage is leased.

In general, all facilities are in good condition and are operating at an average capacity of approximately 82%.

ITEM 3.  LEGAL PROCEEDINGS

Between September 23, 2009 and September 25, 2009, three putative class action lawsuits were filed in the Fourth Judicial District Court for Utah County, Provo Department, State of Utah, seeking to enjoin Adobe’s acquisition of Omniture, Inc. and to recover damages in the event the transaction were to close. The cases were captioned Miner v. Omniture, Inc., et. al. (“Miner”), Barrell v. Omniture, Inc. et. al., (“Barrell”), and Lodhia v. Omniture, Inc. et al., (“Lodhia”). At a hearing on October 20, 2009, the court consolidated the Miner, Barrell, and Lodhia cases into a single case under the Lodhia caption and denied the plaintiffs’ motion to preliminarily enjoin the closing of the transaction. On December 30, 2009, the plaintiffs served the defendants with a consolidated amended complaint for damages arising out of the closing of the transaction. In the consolidated amended complaint, plaintiffs alleged that the members of Omniture’s board of directors breached their fiduciary duties to Omniture’s stockholders by failing to seek the highest possible price for Omniture and that both Adobe and Omniture induced or aided and abetted in the alleged breach. The plaintiffs also alleged that the Schedule 14D-9 Solicitation/Recommendation Statement filed by Omniture on September 24, 2009 in connection with the transaction contained inadequate disclosures and was materially misleading. Plaintiffs sought unspecified damages on behalf of the former public stockholders of Omniture. On March 8, 2010, Adobe and the other defendants moved to dismiss the complaint for failure to state a claim. The court heard oral argument on the motion in November 2010 and the court granted the defendants’ motion to dismiss the complaint with prejudice.

In October 2009, Eolas Technologies Incorporated filed a complaint against us and 22 other companies for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that a number of our Web pages and products infringe two patents owned by plaintiff purporting to cover “Distributed Hypermedia Method for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 5,838,906) and “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 7,599,985) and seeks injunctive relief, monetary damages, costs and attorneys fees. We dispute these claims and intend to vigorously defend ourselves in this matter. As of December 3, 2010, no amounts have been accrued as a loss is not probable or estimable.

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

Adobe is subject to legal proceedings, claims and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, indemnification claims, commercial, employment and other matters. Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. All legal costs associated with litigation are expensed as incurred. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against Adobe. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims or investigations.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ADBE.” The following table sets forth the high and low sales price per share of our common stock for the periods indicated.

	Price Range
	High	Low
Fiscal 2010:
First Quarter	$37.86	$31.45
Second Quarter	$36.51	$30.94
Third Quarter	$33.52	$26.34
Fourth Quarter	$33.11	$25.60
Fiscal Year	$37.86	$25.60

Fiscal 2009:
First Quarter	$24.29	$16.70
Second Quarter	$28.18	$15.98
Third Quarter	$33.43	$26.34
Fourth Quarter	$36.90	$31.00
Fiscal Year	$36.90	$15.98

Stockholders

According to the records of our transfer agent, there were 1,624 holders of record of our common stock on January 21, 2011. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We did not declare or pay any cash dividends on our common stock during fiscal 2010 or fiscal 2009. Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Below is a summary of stock repurchases for the three months ended December 3, 2010. See Note 14 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plan(1)
	(in thousands, except average price per share)
Beginning repurchase authority				$1,332,869
September 4—October 1, 2010
Shares repurchased	4,734	$28.06	4,734	$(132,869)
October 2—October 29, 2010
Shares repurchased	7,398	$27.04	7,398	$(200,000)	(2)
October 30—December 3, 2010
Shares repurchased	—	$—	—	$—
Total	12,132		12,132	$1,000,000
_________________________________________
(1)
In June 2010, our Board of Directors approved an amendment to change our stock repurchase program from a non-expiring share-based authority to a time-constrained dollar-based authority. As part of this amendment, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012.

(2)
In October 2010, as part of the amended program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $200.0 million. As of December 3, 2010, no prepayment remained under this agreement.

Stock Performance Graph(*)

Five-Year Stockholder Return Comparison

The line graph below compares the cumulative stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500”) and the S&P 500 Software & Services Index for the five fiscal year periods ending December 3, 2010. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The following table and graph assume that $100.00 was invested on December 2, 2005 in our common stock, the S&P 500 Index and the S&P 500 Software & Services Index, with reinvestment of dividends. For each reported year, our reported dates are the last trading dates of our fiscal year which ends on the Friday closest to November 30.

	2005	2006	2007	2008	2009	2010
Adobe Systems	$100.00	$112.53	$120.50	$60.28	$101.17	$83.33
S&P 500 Index	$100.00	$112.51	$121.53	$75.24	$93.97	$107.62
S&P 500 Software & Services Index	$100.00	$104.44	$119.25	$68.41	$103.74	$115.44

_________________________________________
(*)
The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data (presented in thousands, except per share amounts and employee data) is derived from our consolidated financial statements. As our operating results are not necessarily indicative of future operating results, this data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years
	2010	2009(1)	2008	2007	2006
Operations:
Revenue	$3,800,000	$2,945,853	$3,579,889	$3,157,881	$2,575,300
Gross profit	$3,396,498	$2,649,121	$3,217,259	$2,803,187	$2,282,843
Income before income taxes	$943,151	$701,520	$1,078,508	$947,190	$679,727
Net income	$774,680	$386,508	$871,814	$723,807	$505,809
Net income per share:
Basic	$1.49	$0.74	$1.62	$1.24	$0.85
Diluted	$1.47	$0.73	$1.59	$1.21	$0.83
Cash dividends declared per common share	$—	$—	$—	$—	$—
Financial position:(2)
Cash, cash equivalents and short-term investments	$2,468,015	$1,904,473	$2,019,202	$1,993,854	$2,280,879
Working capital	$2,147,962	$1,629,071	$1,972,504	$1,720,441	$2,208,688
Total assets	$8,141,148	$7,282,237	$5,821,598	$5,713,679	$5,962,548
Debt and capital lease obligations, non- current	$1,513,662	$1,000,000	$350,000	$—	$—
Stockholders’ equity	$5,192,387	$4,890,568	$4,410,354	$4,649,982	$5,151,876
Additional data:
Worldwide employees	9,117	8,660	7,544	6,794	6,068
_________________________________________
(1)
Fiscal 2009 includes the integration of Omniture into our operations which was not present in the prior years. See Note 2 of our Notes to Consolidated Financial Statements for information regarding our Omniture acquisition.

(2)	Information associated with our financial position is as of the Friday closest to November 30 for the five fiscal periods through 2010.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part 1, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including our Quarterly Reports on Form 10-Q to be filed in fiscal 2011. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

BUSINESS OVERVIEW

Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of creative, business, Web and mobile software and services used by creative professionals, knowledge workers, developers, marketers, enterprises and consumers for creating, managing, delivering, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We distribute our products through a network of distributors, VARs, systems integrators, ISVs and OEMs. We also market and license our software directly to enterprise customers through our sales force and to end users and through our own Website at www.adobe.com. In addition, we license our technology to hardware manufacturers, software developers and service providers, and provide some of our solutions via SaaS, also known as hosted or “cloud-based” offerings. Our software runs on PCs and server-based computers, as well as various non-PC and mobile devices, depending on the product. We have operations in the Americas, EMEA and Asia.

ACQUISITIONS

On October 28, 2010, we completed the acquisition of Day, a provider of WCM, digital asset management and social collaboration solutions based in Basel, Switzerland and Boston, Massachusetts for approximately $248.3 million. Day’s Web solutions combined with our existing enterprise portfolio will enable customers to better integrate their global Web presence and business applications in support of acquiring, servicing and retaining customers. We have included the financial results of Day in our consolidated results of operations beginning on the acquisition date however the impact of this acquisition was not material to our consolidated balance sheets and results of operations. Following the closing, we integrated Day as a product line within our Enterprise segment for financial reporting purposes.

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

See Note 2 of our Notes to Consolidated Financial Statements for further information regarding these acquisitions.

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

Revenue Recognition

Our revenue is derived from the licensing of software products, associated software maintenance and support plans, custom software development and consulting services and training. To a lesser extent our revenue includes non-software related hosting services, custom hosting development and consulting services, and technical support and training for hosting services.

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

We enter into multiple element revenue arrangements in which a customer may purchase a combination of software, upgrades, maintenance and support, hosting services, and consulting.

For our software and software related multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine the fair value of each element using VSOE, and (4) allocate the total price among the various elements. VSOE of fair value is used to allocate a portion of the price to the undelivered elements and the residual method is used to allocate the remaining portion to the delivered elements. Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. However, if the only undelivered element is maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

In October 2009, the FASB amended the accounting standards for certain multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•	require an entity to allocate revenue in an arrangement using BESP of deliverables if a vendor does not have VSOE of selling price or TPE of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting guidance at the beginning of our fiscal quarter of 2010 on a prospective basis for applicable transactions originating or materially modified after November 27, 2009. Our revenue from sales containing non-software related hosting services, custom hosting development and consulting services, and related technical support and training are those impacted.

For multiple element arrangements containing our non-software services, we must (1) determine whether and when each element has been delivered; (2) determine fair value of each element using the selling price hierarchy of VSOE of fair value, TPE or BESP, as applicable, and (3) allocate the total price among the various elements based on the relative selling price method.

This guidance does not generally change the units of accounting for our revenue transactions. For multiple-element arrangements that contain software and non-software elements such as our hosted offerings, we allocate revenue to software or software related elements as a group and any non-software elements separately based on the selling price hierarchy. We determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use its BESP for that deliverable. Once revenue is allocated to software or software related elements as a group, it follows historic software accounting guidance. Revenue is then recognized when the basic revenue recognition criteria are met for each element.

Consistent with our methodology under previous accounting guidance, we determine VSOE for each element based on historical stand-alone sales to third-parties or from the stated renewal rate for the elements contained in the initial arrangement. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.

In certain instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing products or services within a narrow range, or only having a limited sales history. When VSOE cannot be established, we attempt to establish the selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our offerings contain significant differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to obtain TPE of selling price.

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

We determine BESP for a product or service by considering multiple factors including, but not limited to major product groupings, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. Significant pricing practices taken into consideration include historic contractually stated prices, volume discounts where applicable and our price lists. The most common fact pattern that emerged through analyzing these factors supports a BESP closely tied to Adobe’s list prices. The determination of BESP is made through consultation with and formal approval by our management, taking into consideration our go-to-market strategy.

We regularly review VSOE and have established a review process for TPE and BESP and maintain internal controls over the establishment and updates of these estimates. There was no material impact to revenue during the year ended December 3, 2010 resulting from changes in VSOE, TPE or BESP, nor do we expect a material impact from such changes in the near term.

We have established VSOE for our software maintenance and support services, custom software development services, and training. We have established BESP for all other offerings, including software products, non-software related hosting services, custom hosting development and consulting services, and technical support and training for hosting services.

Given the nature of our transactions, which are primarily software and software-related, our go-to-market strategies and our pricing practices, total net revenue as reported during the year ended December 3, 2010 is materially consistent with total net revenue that would have been reported if the transactions entered into or materially modified after November 27, 2009 were subject to previous accounting guidance. Additionally, the new accounting standards for revenue recognition, if applied in the same manner to the year ended November 27, 2009, would not have had a material impact on total net revenues for that fiscal year.

We do expect that this new accounting guidance will facilitate our efforts to optimize our offerings due to better alignment between the economics of an arrangement and the accounting. This may lead us to engage in new go-to-market practices in the future. In particular, we expect that the new accounting standards will enable us to better integrate products and services without VSOE into existing offerings and solutions. As these go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and BESP. As a result, our future revenue recognition for multiple element arrangements could differ materially from the results in the current period. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition, but will not change the total revenue recognized on the contract. We are currently unable to determine the impact that the newly adopted accounting principles could have on our revenue as these go-to-market strategies evolve.

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

We recognize revenues for hosting services that are based on a committed number of transactions ratably beginning on the date the customer commences use of our services and continuing through the end of the customer term. Over-usage fees, and fees billed based on the actual number of transactions from which we capture data, are billed in accordance with contract terms as these fees are incurred. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Our consulting revenue is recognized on a time and materials basis and is measured monthly based on input measures, such as on hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable.

Stock-based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

For our on-going traditional employee equity awards, we currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan (“ESPP”) shares. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate, estimated forfeitures and expected dividends.

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

Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, assumed equity awards, as well as to in-process research and development based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, deferred revenue obligations and equity assumed.

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

In connection with the purchase price allocations for our acquisitions, we estimate the fair value of the equity awards assumed. The estimated fair value is determined utilizing a modified binomial option pricing model which assumes employees exercise their stock options when the share price exceeds the strike price by a certain dollar threshold. If the acquired company has significant historical data on their employee’s exercise behavior, then this threshold is determined based upon the acquired company’s history. Otherwise, our historical exercise experience is used to determine the exercise threshold. Zero coupon yields implied by U.S. Treasury issues, implied volatility for our common stock and our historical forfeiture rate are other inputs to the binomial model.

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

We completed our annual impairment test in the second quarter of fiscal 2010 and determined there was no impairment. We currently believe that there is no significant risk of future material goodwill impairment in any of our reporting units.

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

Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. In addition, we are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities, including a current examination by the IRS for our fiscal 2008 and 2009 tax returns. These examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of the current and any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

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

Recent Accounting Pronouncements Not Yet Effective

In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update will require an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for public entities, for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early application is not permitted. We will adopt the new disclosures in the first quarter of fiscal 2012, however as we currently do not have any reporting units with a zero or negative carrying amount, we do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. We will adopt the new disclosures in the second quarter of fiscal 2011. We do not believe that the adoption of this guidance will have a material impact to our consolidated financial statements.

RESULTS OF OPERATIONS

Overview of 2010

Effective in the first quarter of fiscal 2010, to better align our marketing efforts and go-to-market strategies, we moved management responsibility for the Connect Solutions product line from our Knowledge Worker segment to our Enterprise segment. Prior year information has been updated to reflect this change.

For fiscal 2010, we reported record revenue with strong financial results including exceeding $1 billion in quarterly revenue for the first time in company history. Our performance was driven by continued adoption of CS5, which is our flagship product family that began shipping in the second quarter of fiscal 2010. Our fiscal 2010 performance also benefitted from strength in other key business segments including our Knowledge Worker, Omniture, Enterprise and Print and Publishing segments. Fiscal 2010 financial results also benefitted from an extra week in the first quarter of fiscal 2010 due to our 52/53 week financial calendar whereby fiscal 2010 is a 53-week year compared with fiscal 2009 which was a 52-week year.

In our Creative Solutions segment, broad adoption of CS5 continued to drive the overall performance of our creative business and contributed to strong revenue growth in fiscal 2010 as compared with fiscal 2009. Since its release, CS5 revenue has grown approximately 21% when compared to a comparable period of time for CS4 products. The successful launch of Adobe Lightroom version 3 also contributed to our success in our creative business.

Our Knowledge Worker segment achieved 17% growth in fiscal 2010 when compared to fiscal 2009 due to continued solid demand for our Acrobat product family. We attribute this performance to strength in enterprise licensing of Acrobat across all geographies as well as the improved economic conditions in certain markets and geographies where we focus on Acrobat adoption.

We achieved strong growth in fiscal 2010 with our Enterprise segment, which grew 18% when compared to fiscal 2009. We believe our increased investment in this business over the past several years is beginning to result in improved financial performance in the segment. Further, we believe the CEM value proposition of our enterprise products is resonating with industry analysts and customers, including Adobe Connect for efficient Web-conferencing, and Adobe LiveCycle which makes it easier for people to interact with information from enterprise systems through intuitive user experiences, improve efficiencies through business process automation, and enhance customer service through personalized communications management.

In our Omniture business, we maintained strong momentum in fiscal 2010. Driving this success was increased awareness of our Online Marketing Suite value proposition in the marketplace as well as strong bookings performance. The number of Omniture user transactions in fiscal 2010 was 5.07 trillion, an increase of 12% when compared to fiscal 2009.

Our Platform business declined slightly in fiscal 2010 as compared with fiscal 2009 primarily due to lower revenue from OEM relationships.

Our Print and Publishing business segment grew in fiscal 2010 as compared with fiscal 2009 primarily due to a non-recurring revenue deal as well as the launch of new products, including Adobe eLearning Suite version 2 and Adobe Captivate version 5.

Revenue (dollars in millions)

	Fiscal 2010	Fiscal 2009	Fiscal 2008	% Change 2010-2009	% Change 2009-2008
Product	$3,159.2	$2,684.8	$3,354.6	18%	(20)%
Percentage of total revenue	83%	91%	94%
Subscription	386.8	74.6	41.9	*	78%
Percentage of total revenue	10%	3%	1%
Services and support	254.0	186.5	183.4	36%	2%
Percentage of total revenue	7%	6%	5%
Total revenue	$3,800.0	$2,945.9	$3,579.9	29%	(18)%
_________________________________________
*	Percentage is greater than 100%.

Our subscription revenue is comprised primarily of fees we charge for our hosted service offerings including our hosted online business optimization services. We recognize subscription revenues ratably over the term of agreements with our customers, beginning on the commencement of the service. Of the $386.8 million and $74.6 million in subscription revenue for the fiscal years 2010 and 2009, respectively, approximately $309.1 million and $22.2 million, respectively, is from our Omniture segment with the remaining amounts representing our other business offerings.

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

Segments

In fiscal 2010, we categorized our products into the following segments: Creative Solutions, Knowledge Worker, Enterprise, Omniture, Platform, and Print and Publishing products.

Effective in the first quarter of fiscal 2010, to better align our marketing efforts and go-to-market strategies, we moved management responsibility for the Adobe Connect product line from our Knowledge Worker segment to our Enterprise segment.

•
Creative Solutions—Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers.

•
Knowledge Worker—Our Knowledge Worker segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains our Adobe Acrobat family of products.

•
Enterprise—Our Enterprise segment provides server-based CEM solutions to enterprise and government customers to optimize their information intensive customer-facing processes and improve the overall customer experience of their constituents. This segment contains our Adobe LiveCycle and Adobe Connect product lines.

•	Omniture—Our Omniture segment provides Web analytics and online business optimization products and services to manage and enhance online, offline and multi-channel business initiatives.

•
Platform—Our Platform segment includes client and developer technologies, such as Adobe Flash Player, Adobe Flash Lite, Adobe AIR, Adobe Flex, Adobe Flash Builder, ColdFusion, and also encompasses products and technologies created and managed in other Adobe segments.

•
Print and Publishing—Our Print and Publishing segment addresses market opportunities ranging from the diverse publishing needs of technical and business publishing to our legacy type and OEM printing businesses.

Segment Information (dollars in millions)

	Fiscal 2010	Fiscal 2009	Fiscal 2008	% Change 2010-2009	% Change 2009-2008
Creative Solutions	$2,056.5	$1,702.1	$2,072.8	21%	(18)%
Percentage of total revenue	54%	58%	58%
Knowledge Worker	654.4	557.6	757.7	17%	(26)%
Percentage of total revenue	18%	19%	21%
Enterprise	355.0	300.9	306.2	18%	(2)%
Percentage of total revenue	9%	10%	9%
Omniture	360.6	26.3	—	*	*
Percentage of total revenue	9%	1%	—%
Platform	178.9	181.0	231.6	(1)%	(22)%
Percentage of total revenue	5%	6%	6%
Print and Publishing	194.6	178.0	211.6	9%	(16)%
Percentage of total revenue	5%	6%	6%
Total revenue	$3,800.0	$2,945.9	$3,579.9	29%	(18)%
_________________________________________
*	Percentage is greater than 100%.

Fiscal 2010 Revenue Compared to Fiscal 2009 Revenue

Revenue from Creative Solutions increased $354.4 million during fiscal 2010 as compared to fiscal 2009 primarily due to strong licensing of CS4 during fiscal 2010 until the release of CS5, as well as strong adoption of CS5 beginning in the second quarter of the fiscal year. The increase was driven largely by a 23% increase in both Creative Suites and Photoshop point product revenue as compared to the prior year. The overall number of units licensed increased 23% when compared to fiscal 2009. Unit average selling prices, excluding large enterprise license agreement (“ELA”) deals, remained relatively stable during fiscal 2010 as compared to fiscal 2009.

Revenue from Knowledge Worker increased $96.8 million during fiscal 2010 as compared to fiscal 2009. We attribute this success to strength in enterprise licensing of Acrobat and improved economic conditions in certain markets and geographies where we focus on Acrobat adoption. A 19% increase in the number of units licensed also contributed to the increase in revenue. Unit average selling prices, excluding large ELA deals, have remained relatively stable.

Revenue from Enterprise increased $54.1 million during fiscal 2010 as compared to fiscal 2009 due to increased adoption of our LiveCycle and Connect products as well as the acquisition of Day, which closed late in the fourth quarter of fiscal 2010 and contributed $5.4 million in revenue.

Revenue from Omniture increased $334.3 million during fiscal 2010 as compared to fiscal 2009. We acquired Omniture in the fourth quarter of fiscal 2009 and therefore do not have a full fiscal year of revenue for 2009 in which to provide a comparison between fiscal years.

Revenue from Platform decreased $2.1 million during fiscal 2010 as compared to fiscal 2009. The decrease was due to lower developer tool revenue based on the inclusion of developer tools within some CS5 suites, offset in part by an increase in distribution revenue from OEM relationships with companies such as Google, where we offer their technologies as part of the download of Flash Player, Shockwave Player and Reader and generate revenue through successful installations of these technologies.

Revenue from Print and Publishing increased $16.6 million during fiscal 2010 as compared to fiscal 2009 due to an improved economic environment in certain markets and geographies, the launch of new products, fees received for engineering services and royalties related to PostScript products.

Fiscal 2009 Revenue Compared to Fiscal 2008 Revenue

Revenue from Creative Solutions decreased $370.7 million during fiscal 2009 as compared to fiscal 2008 primarily due to reduced adoption of our CS family of products because of the global recession and generally weak macro-economic environment in fiscal 2009. The decrease was driven largely by a 15% decline in Creative Suites related revenue and a decline of 27% in Photoshop point product revenue. Also contributing to the decrease was an overall decline in the number of units licensed. Average unit selling prices remained relatively consistent.

Revenue in Knowledge Worker decreased $200.1 million during fiscal 2009 as compared to fiscal 2008 for similar reasons as Creative Solutions in addition to a decrease in the licensing of our Acrobat family of products. We attribute the decline in revenue to lower volume licensing by our enterprise customers, as well as a decrease in the number of units sold through our shrink-wrap distribution channel. Average unit selling prices remained relatively consistent.

Revenue from Enterprise decreased $5.3 million during fiscal 2009 as compared to fiscal 2008 primarily due to the economic slowdown in fiscal 2009 which resulted in reduced spending by our enterprise customers.

We acquired Omniture in the fourth quarter of fiscal 2009, and as such, there is no prior fiscal 2008 period with which to compare Omniture fiscal 2009 revenue.

Revenue from Platform decreased $50.6 million during fiscal 2009 as compared to fiscal 2008 due to the impact of the OSP which we announced on May 1, 2008, and involves the removal of certain licensing fees of our Flash Lite client with OEMs.

Revenue in Print and Publishing decreased $33.6 million during fiscal 2009 as compared to fiscal 2008 due to reduced demand because of the global macro-economic downturn in fiscal 2009.

Geographic Information (dollars in millions)

	Fiscal 2010	Fiscal 2009	Fiscal 2008	% Change 2010-2009	% Change 2009-2008
Americas	$1,859.0	$1,382.6	$1,632.8	34%	(15)%
Percentage of total revenue	49%	46%	46%
EMEA	1,168.2	928.9	1,229.2	26%	(24)%
Percentage of total revenue	31%	32%	34%
Asia	772.8	634.4	717.9	22%	(12)%
Percentage of total revenue	20%	22%	20%
Total revenue	$3,800.0	$2,945.9	$3,579.9	29%	(18)%

Fiscal 2010 Revenue by Geography Compared to Fiscal 2009 Revenue by Geography

Overall revenue in each of the geographic segments for fiscal 2010 increased compared to fiscal 2009 primarily due to the launch of CS5 in the second quarter of fiscal 2010 as well as additional revenue from Omniture which we acquired in the fourth quarter of fiscal 2009. Increased revenue in our Knowledge Worker and Enterprise business segments also contributed to the increase as well as an improved economy across all geographies.

Included in the overall increase in revenue were impacts associated with foreign currency. The U.S. dollar strengthened against both the Euro and British pound causing revenue in EMEA measured in U.S. dollars to decrease by approximately $18.4 million and $3.3 million, respectively, as compared to fiscal 2009. Revenue in Japan measured in U.S. dollars was favorably impacted by approximately $23.7 million due to the strength of the Yen against the U.S. dollar as compared to fiscal 2009. The Australian dollar also strengthened against the U.S. dollar resulting in a favorable impact to revenue of approximately $12.1 million during fiscal 2010. We had no comparable impact to revenue from the Australian dollar during fiscal 2009. Our currency hedging program is used to mitigate a portion of the foreign currency impact to revenue. During fiscal 2010, our currency hedging program related to EMEA and Japan resulted in hedging gains of $19.5 million and $0.6 million, respectively.

Fiscal 2009 Revenue by Geography Compared to Fiscal 2008 Revenue by Geography

Overall revenue in each of the geographic segments for fiscal 2009 decreased compared to fiscal 2008 primarily due to the global economic recession, which resulted in reduced adoption of many of our major products.

Included in the overall decrease in revenue were impacts associated with foreign currency. Revenue in EMEA measured in U.S. dollars decreased approximately $47.1 million, due to the strength of the U.S. dollar against the Euro, as compared to fiscal 2008. Our currency hedging program is used to mitigate a portion of the foreign currency impact to revenue. Revenue in Asia measured in U.S. dollars was favorably impacted by approximately $32.8 million due to the strength of the Yen against the U.S. dollar as compared to fiscal 2008. During fiscal 2009, our currency hedging program related to the Euro and Yen resulted in hedging gains of $25.8 million and $1.2 million, respectively.

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk regarding foreign currency risks.

Product Backlog

The amount of product backlog at any particular time may not be a meaningful indicator of future business prospects. Shippable backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. Our shippable backlog at the end of the fourth quarter of fiscal 2010 was approximately 5% of fourth quarter fiscal 2010 revenue. We had minimal shippable backlog at the end of the third quarter of fiscal 2010. Our shippable backlog at the end of the fourth quarter of fiscal 2009 was approximately 9% of fourth quarter fiscal 2009 revenue.

Cost of Revenue (dollars in millions)

	Fiscal 2010	Fiscal 2009	Fiscal 2008	% Change 2010-2009	% Change 2009-2008
Product	$127.5	$180.6	$243.2	(29)%	(26)%
Percentage of total revenue	3%	6%	7%
Subscription	195.6	48.3	23.2	*	*
Percentage of total revenue	5%	2%	1%
Services and support	80.4	67.8	96.2	19%	(30)%
Percentage of total revenue	2%	2%	3%
Total cost of revenue	$403.5	$296.7	$362.6	36%	(18)%
_________________________________________
*	Percentage is greater than 100%.

Product

Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue decreased due to the following:

	% Change 2010-2009	% Change 2009-2008
Amortization of purchased intangibles	(23)%	(12)%
Amortization of acquired rights to use technology	1	(8)
Localization costs related to our product launches	(7)	(1)
Royalty cost	(5)	(1)
Cost of sales	4	(2)
Various individually insignificant items	1	(2)
Total change	(29)%	(26)%

Amortization of purchased intangibles decreased during fiscal 2010 as compared to fiscal 2009 and decreased during fiscal 2009 as compared to fiscal 2008, due to decreases in amortization of $46.4 million and $80.0 million, respectively, associated with intangible assets purchased through the Macromedia acquisition which were fully amortized during fiscal 2009.

The decrease in amortization of acquired rights to use technology during fiscal 2009 as compared to fiscal 2008 primarily related to a charge for historical use of licensing rights associated with certain technology licensing arrangements entered into in fiscal 2008 that did not recur in fiscal 2009. In fiscal 2008 we entered into certain technology licensing arrangements totaling $100.4 million. Of this cost, an estimated $56.4 million was related to future licensing rights that were capitalized and amortized on a straight-line basis over the estimated useful lives up to fifteen years. Of the remaining costs, we estimated that approximately $27.2 million was related to historical use of licensing rights which was expensed as cost of sales and the residual of $16.8 million for fiscal 2008 was expensed as general and administrative costs. In connection with these licensing arrangements, we have the ability to acquire additional rights to use technology in the future.

The decrease in localization costs during fiscal 2010 as compared to fiscal 2009 was primarily due to CS4 products becoming fully amortized at the end of fiscal 2009, offset in part by the launch of CS5 products during fiscal 2010.

The decrease in royalty costs during fiscal 2010 as compared to fiscal 2009 primarily related to obligations to certain key vendors that were incurred during fiscal 2009 and did not recur during fiscal 2010.

Cost of sales increased during fiscal 2010 as compared to fiscal 2009 primarily due to the associated increase in shrink-wrap shipments as a result of the launch of our CS5 products during fiscal 2010.

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

Cost of subscription revenue increased in fiscal 2010 as compared to fiscal 2009 as a result of our acquisition of Omniture in the fourth quarter of fiscal 2009 and the addition of its related data center costs. Also included in cost of subscription revenue for fiscal 2010 is $58.4 million of amortization expense related to intangible assets acquired in conjunction with this acquisition.

Cost of subscription revenue increased in fiscal 2009 as compared to fiscal 2008 as a result of our acquisition of Omniture in the fourth quarter of fiscal 2009 and the addition of its related data center costs.

Services and Support

Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.

Cost of services and support revenue increased during fiscal 2010 as compared to fiscal 2009, due to increases in compensation and related benefits driven by additional headcount as a result of our acquisition of Omniture.

Cost of services and support revenue decreased during fiscal 2009 as compared to fiscal 2008, due to decreases in compensation and related benefits driven by headcount reductions as well as increased consulting support provided by third- party systems integrators resulting in the downsizing of our consulting organization.

Operating Expenses (dollars in millions)

	Fiscal 2010	Fiscal 2009	Fiscal 2008	% Change 2010-2009	% Change 2009-2008
Research and development	$680.3	$565.1	$662.1	20%	(15)%
Percentage of total revenue	18%	19%	18%
Sales and marketing	$1,244.2	$981.9	$1,089.3	27%	(10)%
Percentage of total revenue	33%	33%	30%
General and administrative	$383.5	$298.7	$337.3	28%	(11)%
Percentage of total revenue	10%	10%	9%
Restructuring charges	$23.3	$41.3	$32.1	(44)%	29%
Percentage of total revenue	1%	1%	1%
Amortization of purchased intangibles and incomplete technology	$72.1	$71.6	$68.2	1%	5%
Percentage of total revenue	2%	2%	2%
Total operating expenses	$2,403.4	$1,958.6	$2,189.0	23%	(11)%

Research and Development, Sales and Marketing and General and Administrative Expenses

The increase in research and development, sales and marketing and general and administrative expenses during fiscal 2010 as compared to fiscal 2009 was primarily driven by increases in compensation expense due to additional headcount as a result of our acquisition of Omniture and to higher employee compensation including bonuses based on company performance to date when compared to fiscal 2009. The decrease in research and development, sales and marketing and general and administrative expenses in fiscal 2009 as compared to fiscal 2008 was primarily driven by decreases in compensation expense and a decrease in the costs associated with acquired rights to use technology. The decrease in compensation costs during fiscal 2009 as compared to fiscal 2008 was primarily due to lower profit sharing and employee bonuses based on company performance.

Research and Development

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses increased (decreased) due to the following:

	% Change 2010-2009	% Change 2009-2008
Compensation associated with incentive compensation and stock-based compensation	16%	(13)%
Compensation and related benefits associated with headcount growth	2	1
Various individually insignificant items	2	(3)
Total change	20%	(15)%
We believe that investments in research and development, including the recruiting and hiring of software developers, are critical to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced products. We will continue to focus on long-term opportunities available in our end markets and make significant investments in the development of our application, tool and service offerings.

Sales and Marketing

Sales and marketing expenses consist primarily of salary and benefit expenses, sales commissions, travel expenses and related facilities costs for our sales, marketing, order management and global supply chain management personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Given the strength of our business during the first half of fiscal 2010, we made additional investments in sales and marketing which is reflected in the table below under marketing spending related to product launches and marketing efforts.

Sales and marketing expenses increased (decreased) due to the following:

	% Change 2010-2009	% Change 2009-2008
Compensation associated with incentive compensation and stock-based compensation	16%	(8)%
Compensation and related benefits associated with headcount growth	3	2
Marketing spending related to product launches and overall marketing efforts to further increase revenue	3	(4)
Various individually insignificant items	5	—
Total change	27%	(10)%

General and Administrative

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

General and administrative expenses increased (decreased) due to the following:

	% Change 2010-2009	% Change 2009-2008
Compensation associated with incentive compensation and stock-based compensation	15%	(8)%
Allocation of costs associated with acquired rights to use technology	—	(5)
Compensation and related benefits associated with headcount growth	5	2
Charitable contributions	—	(3)
Professional and consulting fees	4	1
Depreciation and amortization	3	1
Various individually insignificant items	1	1
Total change	28%	(11)%

The decrease in allocation of costs associated with acquired rights to use technology in fiscal 2009 as compared to fiscal 2008 primarily relates to the historical use of licensing rights associated with certain technology licensing arrangements entered into in fiscal 2008 that did not recur in fiscal 2009. Allocation of costs associated with acquired rights to use technology increased in fiscal 2008 primarily due to the fact that we entered into certain technology licensing arrangements totaling $100.4 million. Of this cost, an estimated $56.4 million was related to future licensing rights and has been capitalized and will be amortized on a straight-line basis over the estimated useful lives up to fifteen years. Of the remaining costs, we estimated that approximately $27.2 million was related to historical use of licensing rights which was expensed as cost of sales and the residual of $16.8 million for fiscal 2008 was expensed as general and administrative costs. In connection with these licensing arrangements, we have the ability to acquire additional rights to use technology in the future.

Charitable contributions represent funding of the Adobe Foundation which is a private foundation created to leverage human, technological and financial resources to drive social change and improve the communities in which we live and work. The decrease in charitable contributions during fiscal 2009 as compared to fiscal 2008 reflects a change in the timing of contributions to the Adobe Foundation.

Professional and consulting fees increased during fiscal 2010 as compared to fiscal 2009 primarily due to increase in information technology services to support our business.

Restructuring Charges

Fiscal 2009 Restructuring Plan

On November 10, 2009, in order to appropriately align our costs in connection with our fiscal 2010 operating plan, we initiated a restructuring plan consisting of reductions of up to approximately 630 full-time positions worldwide. In connection with this restructuring plan, in the fourth quarter of fiscal 2009, we recorded restructuring charges of approximately $25.5 million related to ongoing termination benefits for the elimination of approximately 340 of these full-time positions worldwide. The restructuring activities related to this program affect only those employees and facilities that were associated with Adobe prior to the acquisition of Omniture on October 23, 2009.

During fiscal 2010, we continued to implement restructuring activities under this plan. We vacated approximately 50,000 square feet of sales and or research and development facilities in Australia, Canada, Denmark and the U.S. We accrued $7.0 million for the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate, estimated at approximately 7% as of the date we ceased to use the leased properties. This amount is net of the fair value of future estimated sublease income of approximately $7.1 million. We also recorded charges of $18.4 million in termination benefits for the elimination of substantially all of the remaining full-time positions expected to be terminated worldwide. We also recorded net adjustments of approximately $2.2 million to reflect net decreases in previously recorded estimates for termination benefits and facilities-related liabilities in addition to minor adjustments for fluctuations related to foreign currency translation.

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

During fiscal 2009, we continued to implement restructuring activities under this program. We vacated approximately 89,000 square feet of research and development and sales facilities in the U.S., the United Kingdom and Canada. We accrued $8.5 million for the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate, estimated at approximately 6% as of the date we ceased to use the leased properties. This amount is net of the fair value of future estimated sublease income of approximately $4.4 million. We also recorded additional charges of $6.7 million for termination benefits for the elimination of substantially all of the remaining 100 full-time positions expected to be terminated. We also recorded minor adjustments for fluctuations related to foreign currency translation.

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

Amortization of Purchased Intangibles and Incomplete Technology

As a result of our acquisition of Omniture in fiscal 2009, we acquired purchased intangibles which are amortized over their estimated useful lives of one to twelve years. In addition, as a result of our acquisition of Macromedia in fiscal 2006, we acquired purchased intangibles which are amortized over their estimated useful lives of two to four years. During fiscal 2009, we completed one business combination, in addition to Omniture. In addition, during fiscal 2008 we completed one business combination. We acquired purchased intangibles through these acquisitions which are amortized over their estimated useful lives.

Amortization expense increased 1% during fiscal 2010 as compared to fiscal 2009, as a result of intangible assets purchased through our acquisition of Omniture in the fourth quarter of fiscal 2009 offset by a decrease in amortization expense associated with the intangible assets purchased through our Macromedia acquisition which were fully amortized at the end of fiscal 2009.

Amortization expense increased 5% during fiscal 2009 as compared to fiscal 2008, primarily due to amortization expense associated with intangibles assets purchased through the acquisition of Omniture in the fourth quarter of fiscal 2009.

Non-Operating Income (Expense), Net (dollars in millions)

	Fiscal 2010	Fiscal 2009	Fiscal 2008	% Change 2010-2009	% Change 2009-2008
Interest and other income (expense), net	$13.1	$31.4	$43.8	(58)%	(28)%
Percentage of total revenue	*	1%	1%
Interest expense	(56.9)	(3.4)	(10.0)	*	(66)%
Percentage of total revenue	(2)%	*	*
Investment gains (losses), net	(6.1)	(17.0)	16.4	(64)%	(204)%
Percentage of total revenue	*	(1)%	*
Total non-operating income (expense), net	$(49.9)	$11.0	$50.2	(554)%	(78)%
_________________________________________
*	Percentage is not meaningful.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term fixed income investments. Interest and other income (expense), net also includes foreign exchange gains and losses, including those from hedging revenue transactions primarily denominated in Euro and Yen currencies, and gains and losses on fixed income investments.

Interest and other income (expense), net, decreased during fiscal 2010 as compared to fiscal 2009 primarily due to a reduction in interest earned of $12.8 million resulting from lower average interest rates on our investments and $5.8 million lower realized gains on our investments. During fiscal 2010, we also recorded a $20.8 million gain associated with a forward contract purchased to hedge our economic exposure related to our acquisition of Day, which was primarily offset by foreign exchange losses and increased cash flow hedging costs.

Interest and other income (expense), net, decreased during fiscal 2009 as compared to fiscal 2008 primarily due to lower interest rates, partially offset by higher average invested balances, realized gains on sales of fixed income securities and lower foreign exchange losses.

Interest Expense

In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). As of November 27, 2009, we had an outstanding credit facility of $1.0 billion, which we repaid on February 1, 2010 with a portion of the proceeds from our Notes. The increase in interest expense for fiscal 2010 is primarily due to interest associated with higher borrowings resulting from the issuance of the Notes as well as an increase in our average borrowing rate due to the Notes.

Interest expense for fiscal 2009 and 2008, primarily represents interest associated with our credit facility. Interest due under the credit facility is paid upon expiration of the London interbank offered rate (“LIBOR”) contract or at a minimum, quarterly. The decline in interest expense was primarily due to lower interest rates.

Investment Gains (Losses), Net

Investment gains (losses), net consists principally of realized gains and losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities, unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities), and gains and losses of Adobe Ventures.

Investment gains and (losses), net fluctuated due to the following (in millions):

	2010	2009	2008
Net (losses) gains related to our investments in Adobe Ventures and cost method investments	$(11.3)	$(18.7)	$15.9
Gains from sale of marketable equity securities	4.0	—	5.4
Write-downs due to other-than-temporary declines in value of our marketable equity securities	—	(0.3)	(4.9)
Net gains related to our trading securities	1.2	2.0	—
Total investment gains (losses), net	$(6.1)	$(17.0)	$16.4

During fiscal 2010, net losses on our investments improved primarily due to a decrease in net unrealized losses incurred on certain of our cost method investments during fiscal 2009 offset in part by an increase in net realized losses from our Adobe Ventures portfolio of companies in fiscal 2010.

During fiscal 2009, net losses on our investments increased as compared to fiscal 2008 primarily due to an increase on net unrealized losses related to our Adobe Ventures and cost method investments.

Provision for Income Taxes (dollars in millions)

	Fiscal 2010	Fiscal 2009	Fiscal 2008	% Change 2010-2009	% Change 2009-2008
Provision	$168.5	$315.0	$206.7	(47)%	52%
Percentage of total revenue	4%	11%	6%
Effective tax rate	18%	45%	19%

Our effective tax rate decreased approximately 27 percentage points during fiscal 2010 as compared to fiscal 2009. The decrease was primarily due to tax benefits recognized as a result of the completion in the fourth quarter of fiscal 2010 of a U.S. income tax examination covering fiscal years 2005 through 2007 and stronger international profits, partially offset by the expiration of the research and development credit on December 31, 2009.

Our effective tax rate increased approximately 26 percentage points during fiscal 2009 as compared to fiscal 2008. The increase was primarily due to a one-time charge related to our acquisition of Omniture. The charge represented the tax cost of inter-company transactions necessary to license certain Omniture assets to Adobe’s trading companies so that Omniture’s services can be offered to customers from Adobe companies.

In December 2010, the United States Congress passed an extension of the federal research and development tax credit through December 31, 2011. As a result, we expect that our income tax provision for the first quarter of fiscal 2011 will include a discrete tax benefit which will reduce our effective tax rate for the quarter and to a lesser extent the effective annual tax rate.

Accounting for Uncertainty in Income Taxes

The gross liability for unrecognized tax benefits at December 3, 2010 was $156.9 million, exclusive of $15.4 million of interest and penalties.

In October 2010, a U.S. income tax examination covering our fiscal years 2005 through 2007 was completed. Our accrued tax and interest related to these years was $59 million and was previously reported in long-term income taxes. We paid $20 million in conjunction with the aforementioned resolution. A net income statement tax benefit in the fourth quarter of fiscal 2010 of $39 million resulted.

The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that before the end of fiscal 2011, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $5 million.

LIQUIDITY AND CAPITAL RESOURCES

This data should be read in conjunction with our Consolidated Statements of Cash Flows.

(in millions)	Fiscal 2010	Fiscal 2009
Cash and cash equivalents	$749.9	$999.5
Short-term investments	$1,718.1	$905.0
Working capital	$2,148.0	$1,629.1
Stockholders’ equity	$5,192.4	$4,890.6

A summary of our cash flows is as follows:

(in millions)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net cash provided by operating activities	$1,113.0	$1,117.8	$1,280.7
Net cash used for investing activities	(1,159.3)	(1,497.1)	(304.7)
Net cash (used for) provided by financing activities	(215.3)	477.6	(1,021.6)
Effect of foreign currency exchange rates on cash and cash equivalents	12.0	14.7	(14.4)
Net (decrease) increase in cash and cash equivalents	$(249.6)	$113.0	$(60.0)

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll related expenses; general operating expenses including marketing, travel and office rent; and cost of product revenue. Other sources of cash are proceeds from the exercise of employee options and participation in ESPP. Another use of cash is our stock repurchase program, which is described below.

Cash flows from operating activities

For fiscal 2010, net cash provided by operating activities of $1.1 billion was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with increases in accrued expenses and deferred revenue. Accrued expenses increased primarily due to amounts due under our fiscal 2010 annual incentive plan and interest on our Notes both of which will be paid in the first quarter of fiscal 2011. During fiscal 2010, we made our first semi-annual interest payment associated with our Notes totaling $31.1 million. Increases in deferred revenue related primarily to activity from our acquisition of Omniture, the related renewal of calendar-year based contracts in addition to increases in maintenance and support orders and royalty revenue deferrals related to changes in customer billing terms.

The primary working capital uses of cash were increases in trade receivables, prepaid expenses and other current assets as well as decreases in taxes payable, accrued restructuring and trade payables. Trade receivables increased as a result of products shipped and billed during the latter half of the fourth quarter of fiscal 2010 as a result of the launch of Acrobat X and slower receivable payments pertaining to Omniture services. Increases in prepaid expenses and other current assets related primarily to higher valuations on our cash flow and balance sheet hedges due to the strengthening of the U.S. dollar. Income taxes payable decreased primarily due to payments of approximately $200.0 million for tax liabilities associated with the repatriation of undistributed foreign earnings as well as a $20.0 million settlement of an IRS exam in the fourth quarter of fiscal 2010. Accrued restructuring decreased primarily due to payments made related to the fiscal 2009 restructuring plan that was initiated in the fourth quarter of fiscal 2009 in addition to adjustments made to previously recorded estimates, offset in part by new charges.

For fiscal 2009, net cash provided by operating activities of $1.1 billion was primarily comprised of net income plus the net effect of non-cash expenses. The primary working capital sources of cash were net income coupled with decreases in trade receivables, prepaid expenses and other current assets and increases in income taxes payable. Trade receivables decreased primarily from CS4 revenue that was shipped in the latter half of the fourth quarter of fiscal 2008 and collected during the first quarter of fiscal 2009, in addition to lower overall gross revenue and improved collections.

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

For fiscal 2008, net cash provided by operating activities of $1.3 billion was primarily comprised of net income plus the net effect of non-cash expenses. The primary working capital sources of cash were increases in net income, deferred revenue, accrued restructuring and trade payables. Increases in deferred revenue related to maintenance and support and free of charge upgrade plan purchases which offset in part, decreases in deferred revenue related to royalties. Accrued restructuring costs increased due to the restructuring program initiated in the fourth quarter of fiscal 2008 offset in part by payments of facility costs during fiscal 2008 associated with the Macromedia acquisition. See Note 11 of our Notes to Consolidated Financial Statements for information regarding our restructuring charges.

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

Cash flows from investing activities

For fiscal 2010, net cash used for investing activities of $1.2 billion was primarily due to purchases of short-term investments, offset in part by maturities and sales of short-term investments. Other uses of cash during fiscal 2010 represented purchases of property and equipment and long-term investments and other assets and the acquisition of Day. These uses of cash were offset in part by proceeds from the sale of equipment under our sale lease-back transaction and the sale of long-term investments and other assets. See Note 16 of our Notes to Consolidated Financial Statements for information regarding our sale lease-back transaction.

For fiscal 2009, net cash used for investing activities of $1.5 billion was primarily due to the acquisition of Omniture, purchases of short-term investments and property and equipment, offset in part by maturities and sales of short-term investments. Purchases of long-term investments and other assets during fiscal 2009 were less than fiscal 2008 primarily due to $56.0 million paid in the third quarter of fiscal 2008 for future licensing rights acquired through certain technology licensing arrangements which did not recur in fiscal 2009.

For fiscal 2008, net cash used for investing activities of $304.7 million was primarily due to purchases of short-term investments offset in part by maturities and sales of short-term investments. Other uses of cash during fiscal 2008 represented purchases of property and equipment, long-term investments and other assets and one business combination offset in part by proceeds from the sale of other investments in equity securities. The uses associated with the purchase of long-term investments and other assets related primarily to cash paid for future licensing rights acquired through certain technology licensing arrangements totaling $56.0 million in fiscal 2008.

Cash flows from financing activities

In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 and $900.0 million of 4.75% senior notes due February 1, 2020. Our proceeds were approximately $1.5 billion and were net of an issuance discount of $6.6 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. The proceeds from this offering are available for general corporate purposes. As of December 3, 2010, the amount outstanding under the Notes was $1.5 billion, which is included in long-term liabilities on our Consolidated Balance Sheets. See Note 17 of our Notes to Consolidated Financial Statements for more detailed information.

On February 1, 2010, we used $1.0 billion of the proceeds from the Notes offering to pay the outstanding balance on our credit facility, and as of December 3, 2010, this facility has no outstanding balance. We are in compliance with all of our covenants under our credit facility and the entire $1.0 billion credit line remains available for borrowing.

Net cash from financing activities changed from cash provided for in fiscal 2009 of $477.6 million to cash used in fiscal 2010 of $215.3 million, primarily due to payment of the outstanding balance on our credit facility and treasury stock repurchases offset in part by proceeds from our Notes and treasury stock issuances. See sections entitled “Stock Repurchase Program I” and “Stock Repurchase Program II” discussed below.

Net cash from financing activities changed from cash used in fiscal 2008 of $1.0 billion to cash provided for in fiscal 2009 of $477.6 million, primarily due to additional borrowing under our credit agreement of $650.0 million and lower purchases of treasury stock, offset in part by proceeds related to the issuance of treasury stock. See sections entitled “Stock Repurchase Program I” and “Stock Repurchase Program II” discussed below.

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

Acquisition of Day

On October 28, 2010, we completed our acquisition of Day, a provider of WCM solutions that leading global enterprises rely on for Web 2.0 content application and content infrastructure, based in Basel, Switzerland and Boston, Massachusetts. Under the terms of the agreement, we completed our public tender offer to acquire all of the publicly held registered shares of Day for 139 Swiss Francs per share in cash in a transaction valued at approximately $248.3 million on a fully diluted equity-value basis. In order to hedge the economic exposure related to this acquisition, we entered into a forward contract to purchase 254.7 million Swiss Francs for $242.5 million U.S. dollars that matured near the closing date of the acquisition. Upon maturity of the forward contract, we recorded a $20.8 million gain to interest and other income (expense), net. This forward contract is accounted for as a separate transaction apart from the acquisition. Following the closing, we integrated Day as a product line within our Enterprise segment for financial reporting purposes.

Restructuring

During the past several years, we have initiated various restructuring plans. Currently, we have the following four active restructuring plans, two of which were the result of large acquisitions:

•	Fiscal 2009 Restructuring Plan
•	Fiscal 2008 Restructuring Plan
•	Omniture Restructuring Plan
•	Macromedia Restructuring Plan

During fiscal 2010, we have accrued total restructuring charges of approximately $16.4 million of which approximately $2.6 million related to ongoing termination benefits and contract terminations which are expected to be paid during the first quarter of fiscal 2011. The remaining $13.8 million related to the cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021 of which over 70% will be paid through 2013. During fiscal 2010, we made payments related to the above restructuring plans totaling approximately $49.9 million which consisted of approximately $42.3 million related to termination benefits and contract terminations and approximately $7.6 million related to the cost of closing redundant facilities.

During fiscal 2009, we accrued total restructuring charges of approximately $44.7 million of which approximately $31.0 million related to ongoing termination benefits and contract terminations which were substantially paid during fiscal 2010. The remaining $13.7 million related to the cost of closing redundant facilities that are expected to be paid through 2013. During fiscal 2009, we made payments related to the above restructuring plans totaling approximately $49.7 million which consisted of approximately $37.6 million related to termination benefits and contract terminations and approximately $12.1 million related to the cost of closing redundant facilities.

Other Liquidity and Capital Resources Considerations

Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2011 due to changes in our planned cash outlay, including changes in incremental costs such as direct and integration costs related to our acquisitions. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

As of December 3, 2010, the amount outstanding under the Notes was $1.5 billion. On February 1, 2010, we used $1.0 billion of the proceeds from this offering to pay the outstanding balance on our credit facility. The remainder of the proceeds from the Notes are available for general corporate purposes. There is no outstanding balance under our credit facility and the entire $1.0 billion credit line remains available for borrowing.

We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 79% of our consolidated invested balances during the fourth quarter of fiscal 2010. The fixed income portfolio is primarily invested in U.S. Treasury securities, U.S. agency securities, municipal securities, corporate bonds and foreign government securities.

Stock Repurchase Program I

To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and also enter into structured repurchases with third-parties.

Authorization to repurchase shares to cover on-going dilution was not subject to expiration. However, this repurchase program was limited to covering net dilution from stock issuances and was subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time.

During the third quarter of fiscal 2010, our Board of Directors approved an amendment to our stock repurchase program authorized in April 2007 from a non-expiring share-based authority to a time-constrained dollar-based authority. As part of this amendment, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012. This amended program did not affect the $250.0 million structured stock repurchase agreement entered into during March 2010. As of December 3, 2010, no prepayments remain under that agreement.

During fiscal 2010, 2009 and 2008 we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $850.0 million, $350.0 million and $525.0 million, respectively. Of the $850.0 million of prepayments during fiscal 2010, $250.0 million was under the stock repurchase program prior to the program amendment and the remaining $600.0 million was under the amended $1.6 billion time-constrained dollar-based authority. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval, and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2010, we repurchased approximately 31.2 million shares at an average price of $29.19 through structured repurchase agreements entered into during fiscal 2009 and fiscal 2010. During fiscal 2009, we repurchased approximately 15.2 million shares at an average price per share of $27.89 through structured repurchase agreements entered into during fiscal 2008 and fiscal 2009. During fiscal 2008, we repurchased 22.4 million shares at an average price of $36.26 through structured repurchase agreements which included prepayments from fiscal 2007.

During fiscal 2008, we also repurchased 3.6 million shares at an average price of $36.41 in open market transactions.

For fiscal 2010, 2009 and 2008, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by December 3, 2010, November 27, 2009 and November 28, 2008 were excluded from the computation of earnings per share. As of December 3, 2010, no prepayments remained under the agreements. As of November 27, 2009, approximately $59.9 million of prepayments remained under the agreements.

Subsequent to December 3, 2010, as part of our $1.6 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $125.0 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $125.0 million stock repurchase agreement, $875.0 million remains under our time-constrained dollar-based authority. See Note 14 and 21 of our Notes to Consolidated Financial Statements for further discussion of our stock repurchase programs.

See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for share repurchases during the quarter ended December 3, 2010.

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

Summary of Stock Repurchases for fiscal 2010, 2009 and 2008
(in thousands, except average amounts)

Board Approval	Repurchases	2010		2009		2008
Date	Under the Plan	Shares	Average	Shares	Average	Shares	Average
December 1997	From employees(1)	1	$35.66	1	$24.00	5	$34.89
	Open market	—	$—	—	$—	3,554	$36.41
	Structured repurchases(2)	9,358	$33.11	15,231	$27.89	22,418	$36.26
April 2007	Structured repurchases(2)	—	$—	—	$—	31,859	$37.15
	Open market	—	$—	—	$—	456	$39.79
June 2010	Structured repurchases(2)	21,807	$27.51	—	$—	—	$—
Total shares		31,166	$29.19	15,232	$27.89	58,292	$36.79
Total cost		$909,900		$424,851		$2,144,400
_________________________________________
(1)	The repurchases from employees represent shares cancelled when surrendered in lieu of cash payments for the option exercise price or withholding taxes due.

(2)	Stock repurchase agreements executed with large financial institutions. See “Stock Repurchase Program I” and “Stock Repurchase Program II” above.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of December 3, 2010 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. See Note 16 of our Notes to Consolidated Financial Statements for additional information regarding our contractual commitments.

Contractual Obligations

The following table summarizes our contractual obligations as of December 3, 2010 (in millions):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes	$1,993.9	$62.3	$124.5	$714.8	$1,092.3
Operating leases	273.8	61.7	85.6	45.5	81.0
Capital lease obligations	30.6	9.9	19.9	0.8	—
Purchase obligations	214.5	175.1	16.0	8.3	15.1
Total	$2,512.8	$309.0	$246.0	$769.4	$1,188.4

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

Our credit facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. Our leases for the East and West Towers and the Almaden Tower are both subject to standard covenants including certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of December 3, 2010, we were in compliance with all of our covenants. Our Notes do not contain any financial covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.

Under the terms of our credit agreement and lease agreements, we are not prohibited from paying cash dividends unless payment would trigger an event of default or one currently exists.

The gross liability for unrecognized tax benefits at December 3, 2010 was $156.9 million, exclusive of interest and penalties.

The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that before the end of fiscal 2011, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $5 million.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to our Consolidated Statements of Income over the life of the leases. As of December 3, 2010 and November 27, 2009, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $0.7 million and $1.3 million, respectively.

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

During fiscal 2010, our limited partnership interest in Adobe Ventures was dissolved and all remaining assets were distributed to the partners. As part of this limited partnership interest, we provided a general indemnification to Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures, for certain events or occurrences while Granite Ventures was serving at our request in such capacity provided that Granite Ventures acted in good faith on behalf of the partnership.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All market risk sensitive instruments were entered into for non-trading purposes.

Foreign Currency Risk

Foreign Currency Hedging Instruments

In countries outside the U.S., we transact business in U.S. dollars and various other currencies. Transactions denominated in Euro, Yen and British Pounds subject to exposure from movements in exchange rates. We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. We may use foreign exchange option or forward contracts for Euro- , Yen-, or British Pound-denominated revenue.

In fiscal 2010, 2009 and 2008, our revenue exposures were 542.9 million Euro, 504.3 million Euro and 628.2 million Euro, respectively. In fiscal 2010, 2009 and 2008, our revenue exposures were 35.6 billion Yen, 30.3 billion Yen and 36.8 billion Yen, respectively. We began hedging British Pound transactions in 2010. Revenue exposures were 123.9 million British Pounds for fiscal 2010.

Our European operating expenses are primarily in Euro and our Japanese operating expenses are in Yen, which mitigates a portion of the exposure related to Euro and Yen denominated product revenue. In addition, we hedge firmly committed transactions using forward contracts. These contracts do subject us to risk of accounting gains and losses; however, the gains and losses on these contracts largely offset gains and losses on the assets, liabilities and transactions being hedged. We also hedge a percentage of forecasted international revenue with purchased option contracts and forward contracts. Our revenue hedging policy is intended to help mitigate the impact on our forecasted revenue due to foreign currency exchange rate movements. As of December 3, 2010, the total absolute value of outstanding contracts was $1,035.8 million which included the notional equivalent of $570.1 million in Euro, $222.6 million in Yen and $243.1 million in other foreign currencies. These hedges are foreign currency forward exchange contracts which hedged our balance sheet exposures and purchased put option contracts which hedged our forecasted revenue. As of December 3, 2010, all contracts were set to expire at various times through June 2011. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk, we only contract with counterparties who meet our minimum requirements under our counterparty risk assessment process. In addition, our hedging policy establishes maximum limits for each counterparty.

In addition, we also have long-term investment exposures consisting of the capitalization and retained earnings in our non-USD functional currency foreign subsidiaries. As of December 3, 2010 and November 27, 2009, this long-term investment exposure totaled a notional equivalent of $387.6 million and $228.8 million, respectively. At this time, we do not hedge these long-term investment exposures.

Economic Hedging—Hedges of Forecasted Transactions

We may use foreign exchange option contracts or forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. Such cash flow exposures result from portions of our forecasted revenue denominated in currencies other than the U.S. dollar, primarily the Euro, Yen, and British Pound. We enter into these foreign exchange contracts to hedge forecasted product licensing revenue in the normal course of business and accordingly, they are not speculative in nature.

We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net on our Consolidated Statements of Income at that time. For the fiscal year ended December 3, 2010, there were no such net gains or losses recognized in other income relating to hedges of forecasted transactions that did not occur.

See Note 5 of our Notes to Consolidated Financial Statements for information regarding our hedging activities.

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as interest and other income, net. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At December 3, 2010, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of December 3, 2010. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For option contracts, the Black-Scholes equation model was used. For forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar (and a corresponding decrease in the value of the hedged foreign currency asset) would lead to an increase in the fair value of our financial hedging instruments by $56.2 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $39.5 million.

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

Interest Rate Risk

Short-Term Investments and Fixed Income Securities

At December 3, 2010, we had debt securities classified as short-term investments of $1,706.9 million. Changes in interest rates could adversely affect the market value of these investments. The following table separates these investments, based on stated maturities, to show the approximate exposure to interest rates (in millions):

Due within one year	$625.4
Due within two years	523.2
Due within three years	446.3
Due after three years	112.0
Total	$1,706.9

A sensitivity analysis was performed on our investment portfolio as of December 3, 2010. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes.

The following tables present the hypothetical fair values of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS.  The analysis is shown as of December 3, 2010 and November 27, 2009 (dollars in millions):

-150 BPS	-100 BPS	-50 BPS	Fair Value 12/3/2010	+50 BPS	+100 BPS	+150 BPS
1,730.2	1,726.4	1,718.9	1,706.9	1,694.7	1,682.6	1,670.6

-150 BPS	-100 BPS	-50 BPS	Fair Value 11/27/2009	+50 BPS	+100 BPS	+150 BPS
910.8	909.2	905.4	900.0	893.9	888.0	882.2

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

Short-Term Investments and Marketable Equity Securities

We are exposed to equity price risk on our portfolio of marketable equity securities. As of December 3, 2010, our total equity holdings in publicly traded companies were valued at $11.2 million compared to $5.0 million at November 27, 2009. The increase was primarily due to the change in the fair value of our equity holdings during fiscal 2010.

The following table represents the potential decrease in fair values of our marketable equity securities as of December 3, 2010, that are sensitive to changes in the stock market. Fair value deteriorations of 50%, 35% and 15% were selected for illustrative purposes because none is more likely to occur than another.

(in millions)	50%	35%	15%
Marketable equity securities	$(5.6)	$(3.9)	$(1.7)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 3,	November 27,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$749,891	$999,487
Short-term investments	1,718,124	904,986
Trade receivables, net of allowances for doubtful accounts of $15,233 and $15,225, respectively	554,328	410,879
Deferred income taxes	83,247	77,417
Prepaid expenses and other current assets	110,460	80,855
Total current assets	3,216,050	2,473,624
Property and equipment, net	448,881	388,132
Goodwill	3,641,844	3,494,589
Purchased and other intangibles, net	457,263	527,388
Investment in lease receivable	207,239	207,239
Other assets	169,871	191,265
Total assets	$8,141,148	$7,282,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$52,432	$58,904
Accrued expenses	564,275	419,646
Capital lease obligations, current	8,799	—
Accrued restructuring	8,119	37,793
Income taxes payable	53,715	46,634
Deferred revenue	380,748	281,576
Total current liabilities	1,068,088	844,553
Long-term liabilities:
Debt and capital lease obligations, non-current	1,513,662	1,000,000
Deferred revenue	48,929	36,717
Accrued restructuring	8,254	6,921
Income taxes payable	164,713	223,528
Deferred income taxes	103,098	252,486
Other liabilities	42,017	27,464
Total liabilities	2,948,761	2,391,669
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 501,897 and 522,657 shares outstanding, respectively	61	61
Additional paid-in-capital	2,458,278	2,390,061
Retained earnings	5,980,914	5,299,914
Accumulated other comprehensive income	17,428	24,446
Treasury stock, at cost (98,937 and 78,177 shares, respectively), net of re-issuances	(3,264,294)	(2,823,914)
Total stockholders’ equity	5,192,387	4,890,568
Total liabilities and stockholders’ equity	$8,141,148	$7,282,237

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended
	December 3, 2010	November 27, 2009	November 28, 2008
Revenue:
Products	$3,159,161	$2,684,789	$3,354,554
Subscription	386,805	74,602	41,988
Services and support	254,034	186,462	183,347
Total revenue	3,800,000	2,945,853	3,579,889

Cost of revenue:
Products	127,453	180,611	243,180
Subscription	195,595	48,286	23,209
Services and support	80,454	67,835	96,241
Total cost of revenue	403,502	296,732	362,630

Gross profit	3,396,498	2,649,121	3,217,259

Operating expenses:
Research and development	680,332	565,141	662,057
Sales and marketing	1,244,197	981,903	1,089,341
General and administrative	383,499	298,749	337,291
Restructuring charges	23,266	41,260	32,053
Amortization of purchased intangibles and incomplete technology	72,130	71,555	68,246
Total operating expenses	2,403,424	1,958,608	2,188,988

Operating income	993,074	690,513	1,028,271

Non-operating income (expense):
Interest and other income (expense), net	13,139	31,380	43,847
Interest expense	(56,952)	(3,407)	(10,019)
Investment gains (losses), net	(6,110)	(16,966)	16,409
Total non-operating income (expense), net	(49,923)	11,007	50,237
Income before income taxes	943,151	701,520	1,078,508
Provision for income taxes	168,471	315,012	206,694
Net income	$774,680	$386,508	$871,814
Basic net income per share	$1.49	$0.74	$1.62
Shares used to compute basic income per share	519,045	524,470	539,373
Diluted net income per share	$1.47	$0.73	$1.59
Shares used to compute diluted income per share	525,824	530,610	548,553

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
 (In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Balances at November 30, 2007	600,834	$61	$2,340,969	$4,041,592	$27,948	(29,425)	$(1,760,588)	$4,649,982
Comprehensive income:
Net income	—	—	—	871,814	—	—	—	871,814
Other comprehensive income (loss), net of taxes (Note 14)	—	—	—	—	29,274	—	—	29,274
Total comprehensive income, net of taxes	—	—	—	—	—	—	—	901,088
Re-issuance of treasury stock under stock compensation plans	—	—	(206,984)	—	—	12,994	526,149	319,165
Tax benefit from employee stock option plans	—	—	90,360	—	—	—	—	90,360
Purchase of treasury stock	—	—	—	—	—	(58,292)	(1,722,715)	(1,722,715)
Stock-based compensation	—	—	172,474	—	—	—	—	172,474
Balances at November 28, 2008	600,834	$61	$2,396,819	$4,913,406	$57,222	(74,723)	$(2,957,154)	$4,410,354
Comprehensive income:
Net income	—	—	—	386,508	—	—	—	386,508
Other comprehensive income (loss), net of taxes (Note 14)	—	—	—	—	(32,776)	—	—	(32,776)
Total comprehensive income, net of taxes	—	—	—	—	—	—	—	353,732
Re-issuance of treasury stock under stock compensation plans	—	—	(303,688)	—	—	11,777	483,254	179,566
Tax benefit from employee stock option plans	—	—	44,381	—	—	—	—	44,381
Purchase of treasury stock	—	—	—	—	—	(15,231)	(350,014)	(350,014)
Equity awards assumed for acquisition	—	—	84,968	—	—	—	—	84,968
Stock-based compensation	—	—	167,581	—	—	—	—	167,581
Balances at November 27, 2009	600,834	$61	$2,390,061	$5,299,914	$24,446	(78,177)	$(2,823,914)	$4,890,568
Comprehensive income:
Net income	—	—	—	774,680	—	—	—	774,680
Other comprehensive income (loss), net of taxes (Note 14)	—	—	—	—	(7,018)	—	—	(7,018)
Total comprehensive income, net of taxes	—	—	—	—	—	—	—	767,662
Re-issuance of treasury stock under stock compensation plans	—	—	(177,099)	(93,680)	—	10,407	410,049	139,270
Tax benefit from employee stock option plans	—	—	11,107	—	—	—	—	11,107
Purchase of treasury stock	—	—	—	—	—	(31,167)	(850,020)	(850,020)
Equity awards assumed for acquisition	—	—	3,264	—	—	—	—	3,264
Stock-based compensation	—	—	230,945	—	—	—	—	230,945
Value of shares in deferred compensation plan	—	—	—	—	—	—	(409)	(409)
Balances at December 3, 2010	600,834	$61	$2,458,278	$5,980,914	$17,428	(98,937)	$(3,264,294)	$5,192,387

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 3, 2010	November 27, 2009	November 28, 2008
Cash flows from operating activities:
Net income	$774,680	$386,508	$871,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	292,738	282,423	270,269
Stock-based compensation	231,086	167,581	172,474
Deferred income taxes	(172,329)	49,590	46,584
Unrealized losses (gains) on investments	11,517	11,623	(17,377)
Tax benefit from employee stock option plans	11,107	44,381	90,360
Other non-cash items	3,262	3,315	4,784
Excess tax benefits from stock-based compensation	(16,430)	(11,980)	(31,983)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	(134,276)	172,287	(153,386)
Prepaid expenses and other current assets	(39,963)	21,814	(5,584)
Trade payables	(10,092)	(13,601)	14,078
Accrued expenses	127,814	(52,179)	(13,904)
Accrued restructuring	(26,811)	(8,446)	24,330
Income taxes payable	(48,656)	109,620	(57,656)
Deferred revenue	109,348	(45,142)	65,879
Net cash provided by operating activities	1,112,995	1,117,794	1,280,682
Cash flows from investing activities:
Purchases of short-term investments	(2,600,787)	(1,307,366)	(2,381,533)
Maturities of short-term investments	643,614	464,031	1,568,874
Proceeds from sales of short-term investments	1,134,365	1,057,176	717,076
Purchases of property and equipment	(169,642)	(119,592)	(111,792)
Proceeds from sale of property and equipment	32,151	—	—
Acquisitions, net of cash acquired	(193,281)	(1,582,669)	(3,584)
Purchases of long-term investments and other assets	(28,216)	(29,143)	(124,469)
Proceeds from sale of long-term investments	20,351	17,696	30,747
Other	2,151	2,771	—
Net cash used for investing activities	(1,159,294)	(1,497,096)	(304,681)
Cash flows from financing activities:
Purchases of treasury stock	(850,020)	(350,013)	(1,722,715)
Proceeds from issuance of treasury stock	139,270	179,566	319,165
Excess tax benefits from stock-based compensation	16,430	11,980	31,983
Proceeds from debt	1,493,439	650,000	800,000
Repayment of debt and capital lease obligations	(1,003,719)	—	(450,000)
Repayment of acquired debt	—	(13,897)	—
Debt issuance costs	(10,662)	—	—
Net cash (used for) provided by financing activities	(215,262)	477,636	(1,021,567)
Effect of foreign currency exchange rates on cash and cash equivalents	11,965	14,703	(14,406)
Net (decrease) increase in cash and cash equivalents	(249,596)	113,037	(59,972)
Cash and cash equivalents at beginning of year	999,487	886,450	946,422
Cash and cash equivalents at end of year	$749,891	$999,487	$886,450
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$389,114	$105,158	$126,299
Cash paid for interest	$34,632	$2,088	$9,604
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$3,264	$84,968	$—
Property and equipment acquired under capital leases	$32,151	$—	$—

See accompanying Notes to Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Operations

Founded in 1982, Adobe Systems Incorporated is one of the largest and most diversified software companies in the world. We offer a line of creative, business, Web and mobile software and services used by creative professionals, knowledge workers, developers, marketers, enterprises and consumers for creating, managing, delivering, optimizing and engaging with compelling content and experiences across multiple operating systems, devices and media. We distribute our products through a network of distributors, value-added resellers (“VARs”), systems integrators, independent software vendors (“ISVs”) and original equipment manufacturers (“OEMs”). We also market and license our software directly to enterprise customers through our sales force and to end users and through our own Website at www.adobe.com. In addition, we license our technology to hardware manufacturers, software developers and service providers, and provide some of our solutions via Software as a Service (“SaaS”), also known as hosted or “cloud-based” offerings. Our software runs on personal computers (“PC”) and server-based computers, as well as various non-PC and mobile devices, depending on the product. We have operations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia.

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

Use of Estimates

In preparation of consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, we must make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to sales allowances and programs, bad debts, stock-based compensation, determining the fair value of acquired assets and assumed liabilities, excess inventory and purchase commitments, restructuring costs, facilities lease losses, impairment of goodwill and intangible assets, litigation, income taxes and investments. Actual results may differ materially from these estimates.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Fiscal 2010 is a 53-week year compared with fiscal years 2009 and 2008 which were 52-week years.

Reclassification

Certain immaterial prior year amounts have been reclassified to conform to current year presentation in the Consolidated Statements of Cash Flows.

Significant Accounting Policies

Revenue Recognition

Our revenue is derived from the licensing of software products, associated software maintenance and support plans, custom software development and consulting services and training. To a lesser extent our revenue includes non-software related hosting services, custom hosting development and consulting services, and technical support and training for hosting services.

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

Multiple Element Arrangements

We enter into multiple element revenue arrangements in which a customer may purchase a combination of software, upgrades, maintenance and support, hosting services, and consulting.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For our software and software related multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine the fair value of each element using vendor-specific objective evidence (“VSOE”), and (4) allocate the total price among the various elements. VSOE of fair value is used to allocate a portion of the price to the undelivered elements and the residual method is used to allocate the remaining portion to the delivered elements.
Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. However, if the only undelivered element is maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for certain multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•
require an entity to allocate revenue in an arrangement using the best estimated selling price (“BESP”) of deliverables if a vendor does not have VSOE of selling price or third-party evidence (“TPE”) of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting guidance at the beginning of our fiscal quarter of 2010 on a prospective basis for applicable transactions originating or materially modified after November 27, 2009. Our revenue from sales containing non-software related hosting services, custom hosting development and consulting services, and related technical support and training are those impacted.

For multiple element arrangements containing our non-software services, we must: (1) determine whether and when each element has been delivered; (2) determine fair value of each element using the selling price hierarchy of VSOE of fair value, TPE or BESP, as applicable and (3) allocate the total price among the various elements based on the relative selling price method.

This guidance does not generally change the units of accounting for our revenue transactions. For multiple-element arrangements that contain software and non-software elements such as our hosted offerings, we allocate revenue to software or software related elements as a group and any non-software element separately based on the selling price hierarchy. We determine the selling price for each deliverable using VSOE of fair value of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use its BESP for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. Once revenue is allocated to software or software related elements as a group, it follows historic software accounting guidance.

Consistent with our methodology under previous accounting guidance, we determine VSOE for each element based on historical stand-alone sales to third-parties or from the stated renewal rate for the elements contained in the initial arrangement. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.

In certain instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing products or services within a narrow range, or only having a limited sales history. When VSOE cannot be established, we attempt to establish the selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our offerings contain significant differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to obtain TPE of selling price.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We determine BESP for a product or service by considering multiple factors including, but not limited to, major product groupings, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. Significant pricing practices taken into consideration include historic contractually stated prices, volume discounts where applicable and our price lists. The most common fact pattern that emerged through analyzing these factors supports a BESP closely tied to Adobe’s list prices. The determination of BESP is made through consultation with and formal approval by our management, taking into consideration our go-to-market strategy.

We regularly review VSOE and have established a review process for TPE and BESP and maintain internal controls over the establishment and updates of these estimates. There was no material impact to revenue during the year ended December 3, 2010 resulting from changes in VSOE, TPE or BESP, nor do we expect a material impact from such changes in the near term.

We have established VSOE for our software maintenance and support services, custom software development services, consulting services and training. We have established BESP for all other offerings, including software products, non-software related hosting services, custom hosting development and consulting services, and technical support and training for hosting services.

Given the nature of our transactions, which are primarily software and software-related, our go-to-market strategies and our pricing practices, total net revenue as reported during the year ended December 3, 2010 is materially consistent with total net revenue that would have been reported if the transactions entered into or materially modified after November 27, 2009 were subject to previous accounting guidance. Additionally, the new accounting standards for revenue recognition, if applied in the same manner to the year ended November 27, 2009, would not have had a material impact on total net revenues for that fiscal year.

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

We recognize revenue for hosting services that are based on a committed number of transactions, ratably beginning on the date the customer commences use of our services and continuing through the end of the customer term. Over-usage fees, and fees billed based on the actual number of transactions from which we capture data, are billed in accordance with contract terms as these fees are incurred. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our consulting revenue is recognized using a time and materials basis and is measured monthly based on input measures, such as hours incurred to date, with consideration given to output measures, such as contract milestones when applicable. Our maintenance and support offerings, which entitle customers to receive product upgrades and enhancements or technical support, depending on the offering, are recognized ratably over the performance period of the arrangement.

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

Revenue Reserve

Revenue reserve rollforward (in thousands):

	2010	2009	2008
Beginning balance	$34,401	$50,943	$43,532
Increase due to acquisition	—	6,566	—
Amount charged to revenue	171,607	113,009	153,129
Actual returns	(156,582)	(136,117)	(145,718)
Ending balance	$49,426	$34,401	$50,943

Deferred Revenue

Deferred revenue consists substantially of payments received in advance of revenue recognition for our products and services described above. We recognize deferred revenue as revenue only when the revenue recognition criteria are met.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on both specific and general reserves. We regularly review our trade receivables allowances by considering such factors as historical experience, credit-worthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to pay and we specifically reserve for those deemed uncollectible.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands)	2010	2009	2008
Beginning balance	$15,225	$4,128	$4,398
Increase due to acquisition	—	9,421	—
Charged to operating expenses	3,134	2,841	4,414
Preference claim, charged (credited) to operating expense	1,000	(1,000)	(2,000)
Deductions(*)	(4,126)	(165)	(2,684)
Ending balance	$15,233	$15,225	$4,128
_________________________________________

(*)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

Property and Equipment

We record property and equipment at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over their estimated useful lives ranging from 1 to 5 years for computers and equipment as well as server hardware under capital leases, 1 to 6 years for furniture and fixtures and up to 35 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining respective lease term or useful lives.

Goodwill, Purchased Intangibles and Other Long-Lived Assets

We review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. We completed our annual impairment test in the second quarter of fiscal 2010 and determined that there was no impairment.

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

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2010, 2009 or 2008.

Our intangible assets are amortized over their estimated useful lives of 1 to 13 years as shown in the table below. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed.

Weighted Average Useful Life (years)
Purchased technology	6
Localization	1
Trademarks	8
Customer contracts and relationships	10
Other intangibles	2

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Treasury Stock

We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a component of retained earnings in our Consolidated Balance Sheets.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses for fiscal 2010, 2009 and 2008 were $65.9 million, $67.0 million and $67.1 million, respectively.

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

Foreign Currency and Other Hedging Instruments

In countries outside the United States (“U.S.”), we transact business in U.S. dollars and in various other currencies. In Europe and Japan, transactions that are denominated in Euro, Yen and British Pounds are subject to exposure from movements in exchange rates. We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. We use foreign exchange option and forward contracts for Euro,-Yen- and British Pound-denominated revenue.

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

Gains and losses from foreign exchange forward contracts which hedge certain balance sheet positions, primarily non-functional currency denominated assets and liabilities (e.g., trade receivables and accounts payable) are recorded each period as a component of interest and other income, net in our Consolidated Statements of Income. Foreign exchange forward and option contracts hedging forecasted non-functional currency product licensing revenue, are designated as cash flow hedges under accounting for derivative instruments and hedging activities, with gains and losses recorded net of tax, as a component of other comprehensive income (“OCI”) in stockholders’ equity and reclassified into revenue at the time the forecasted transactions occur.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk are short-term fixed-income investments, structured repurchase transactions, derivatives hedging foreign currency risk, and trade receivables.

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The aggregate fair value of derivative instruments in net asset positions as of December 3, 2010 and November 27, 2009 was $18.8 million and $4.3 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. These exposures could be reduced by up to $1.9 million and $1.6 million, respectively of liabilities included in master netting arrangements with those same counterparties.

Credit risk in receivables is limited to OEMs, dealers and distributors of hardware and software products to the retail market, and to customers to whom we license software directly. We are also experiencing elevated delinquency and bad debt write-offs related to our pre-acquisition receivables. A credit review is completed for our new distributors, dealers and OEMs. We also perform ongoing credit evaluations of our customers’ financial condition and require letters of credit or other guarantees, whenever deemed necessary. The credit limit given to the customer is based on our risk assessment of their ability to pay, country risk and other factors and is not contingent on the resale of the product or on the collection of payments from their customers. We also purchase credit insurance to mitigate credit risk in some foreign markets where we believe it is warranted. If we license our software to a customer where we have a reason to believe the customer’s ability to pay is not probable, due to country risk or credit risk, we will not recognize the revenue. We will revert to recognizing the revenue on a cash basis, assuming all other criteria for revenue recognition has been met.

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

Recent Accounting Pronouncements

Fair Value Measurements

In January 2010, the FASB issued new accounting guidance expanding disclosures about fair value measurements by adding disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2 and 3. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the activity in Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted the new disclosures in the second quarter of fiscal 2010, which included changing the description of certain asset classes in the tables in Notes 3 and 4 to conform with the requirements of the new guidance. We will adopt the Level 3 requirements in the first quarter of fiscal 2012. Since the adoption of the new standards only required additional disclosure, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

Variable Interest Entities

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards were effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. These standards were effective for us beginning in the first quarter of fiscal 2010. The adoption of the new standards did not have an impact on our consolidated financial position, results of operations or cash flows.

Intangible Assets Useful Lives

In April 2008, the FASB issued new standards which provided guidance on how to determine the useful life of intangible assets by amending the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are acquired individually or with a group of other assets in business combinations and asset acquisitions. These standards were effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and was effective for us beginning in the first quarter of fiscal 2010. The adoption of the new standards did not have a material impact on our consolidated financial position, results of operations or cash flows.

Business Combinations and Non-Controlling Interests

In December 2007, the FASB revised their guidance for business combinations and non-controlling interests. The new standards change how business acquisitions are accounted for and impact financial statements both on the acquisition date and in subsequent periods. The changes also impact the accounting and reporting for minority interests, which are recharacterized as non-controlling interests and classified as a component of equity. The new standards were effective for us beginning in the first quarter of fiscal 2010 and we applied the revised guidance to any business combination completed in or after the first quarter of fiscal 2010. The adoption of the new standards did not have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2.  ACQUISITIONS

Fiscal 2010 Acquisitions

On October 28, 2010, we completed our acquisition of Day Software Holding AG (“Day”). Under the terms of the agreement, we completed our public tender offer to acquire all of the publicly held registered shares of Day for 139 Swiss Francs per share in cash in a transaction valued at approximately $248.3 million on a fully diluted equity-value basis. In order to hedge the economic exposure related to this acquisition, we entered into a forward contract to purchase 254.7 million Swiss Francs for $242.5 million U.S. dollars maturing near the expected closing date of the acquisition. Upon maturity of the forward contract, we recorded a $20.8 million gain to interest and other income (expense), net. This forward contract is accounted for as a separate transaction apart from the acquisition.

Day is a provider of Web content management solutions that leading global enterprises rely on for Web 2.0 content application and content infrastructure, based in Basel, Switzerland and Boston, Massachusetts. We believe that our acquisition of Day will provide comprehensive solutions to create, manage, deliver and optimize content. Following the closing, we integrated Day as a product line within our Enterprise segment for financial reporting purposes. We have included the financial results of Day in our Consolidated Financial Statements beginning on the acquisition date.

Under the acquisition method, the total preliminary purchase price was allocated to Day’s net tangible and intangible assets based upon their estimated fair values as of October 28, 2010. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies to increase revenue and profits and are not otherwise available to a marketplace participant in addition to acquiring a talented workforce.

The total preliminary purchase price for Day was approximately $248.3 million of which approximately $159.9 million was allocated to goodwill, $79.2 million for substantially all of the identifiable intangible assets, and $6.1 million to net tangible assets. The impact of this acquisition was not material to our consolidated balance sheets and results of operations.

Subsequent to December 3, 2010, we acquired privately held Demdex, a leading data management platform company. This acquisition will not have a material impact to our consolidated balance sheets and results of operations.

Fiscal 2009 Acquisitions

On October 23, 2009, we completed the acquisition of Omniture, Inc. (“Omniture”), an industry leader in Web analytics and online business optimization based in Orem, Utah, for approximately $1.8 billion. Under the terms of the agreement, we completed our tender offer to acquire all of the outstanding shares of Omniture common stock at a price of $21.50 per share, net to the seller in cash, without interest. Acquiring Omniture accelerates our strategy of delivering more effective solutions for creating, delivering, measuring and optimizing Web content and applications. The transaction was accounted for using the purchase method of accounting. We have included the financial results of Omniture in our Consolidated Financial Statements beginning on the acquisition date. Following the closing, we disclosed Omniture as a new segment for financial reporting purposes.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets acquired and liabilities assumed were recorded at their fair values as of October 23, 2009. The total $1.8 billion purchase price was comprised of the following (in thousands):

Acquisition of approximately 79 million shares of outstanding common stock of Omniture at $21.50 per share in cash	$1,698,926
Estimated fair value of earned stock options and restricted stock units assumed and converted	84,968
Estimated direct transaction costs	14,365
Total purchase price	$1,798,259

Purchase Price Allocation

Under the purchase accounting method, the total purchase price was allocated to Omniture’s net tangible and intangible assets based upon their estimated fair values as of October 23, 2009. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.

The table below summarizes the allocation of the purchase price to the acquired net assets of Omniture based on their estimated fair values as of October 23, 2009 and the associated estimated useful lives at that date. During the first half of fiscal 2010, we finalized our purchase accounting after adjustments were made to the preliminary purchase price allocation to reflect the finalization of the valuation of intangible assets and deferred revenue. Additional adjustments were also made to restructuring liabilities, taxes and residual goodwill.

(in thousands)	Amount	Weighted Average Useful Life (years)
Net tangible assets	$33,397
Identifiable intangible assets:
Existing technology	176,200	6
Customer contracts and relationships	168,600	11
Contract backlog	44,800	2
Non-competition agreements	900	2
Trademarks	41,000	8
In-process research and development	4,600	N/A
Goodwill	1,340,021
Restructuring liability	(11,259)
Total purchase price allocation	$1,798,259

Net tangible assets—Omniture’s tangible assets and liabilities as of October 23, 2009 were reviewed and adjusted to their fair value as necessary. Among the net tangible assets assumed were $137.4 million in cash and cash equivalents, $119.2 million in trade receivables, $40.9 million in property, plant and equipment, $44.8 million in accrued expenses and $109.6 million in net deferred tax liabilities.

Deferred revenue—Included in net tangible assets is Omniture’s deferred revenue which represents advance payments from customers related to subscription contracts and professional services. We recorded an adjustment to reduce Omniture’s carrying value of deferred revenue by $40.8 million to $86.3 million, which represents the fair value of the contractual obligations assumed.

Identifiable intangible assets—Existing technology acquired primarily consists of Omniture’s SiteCatalyst Web analytics, Omniture Test & Target, and HBX subscription service offerings and also consists of Omniture SiteSearch, Omniture Merchandising and Omniture Insight products and subscription services. The estimated fair value of the existing technology was determined based on the present value of the expected cash flows to be generated by each existing technology. Customer relationships consist of Omniture’s contractual relationships and customer loyalty related to their enterprise and mid-market customers as well as partner customers that resell Omniture’s services to end users. Contract backlog relates to subscription contracts and professional services. We amortize the fair value of the contract backlog based on the pattern in which the economic benefits will be consumed. Trademarks include the Omniture trade name as well as SiteCatalyst, Omniture SearchCenter, Omniture Discover, Omniture Genesis, and HBX product names. Non-compete agreements include agreements with key Omniture employees that preclude them from competing against Omniture for a period of two years. With the exception of contract backlog, we amortize the fair value of these intangible assets on a straight-line basis over their respective estimated useful lives.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill—Approximately $1.3 billion has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, acquiring a talented workforce, and cost savings opportunities. The goodwill recorded in connection with Omniture has been allocated to the Omniture and Creative Solutions reportable segments of $1.1 billion and $0.2 billion, respectively, based on expected revenue and cost synergies to be gained as a result of the acquisition.

Restructuring—$11.3 million of the overall purchase price was allocated to restructuring and related primarily to costs for severance and associated benefits, outplacement services, and cost of redundant facilities. See Note 11 for further details of the amounts accrued during fiscal 2010 and 2009.

Taxes—As part of our accounting for the Omniture acquisition, a portion of the overall purchase price was allocated to goodwill and acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Thus, approximately $172.6 million, included in the net tangible assets, was established as a deferred tax liability for the future amortization of the intangible assets.

Any impairment charges made in the future associated with goodwill will not be tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded.

Pro Forma Results

The financial information in the table below summarizes the combined results of operations of Adobe and Omniture, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on November 29, 2008 or of results that may occur in the future.

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

NOTE 3.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. We classify all of our cash equivalents and short-term investments as “available-for-sale.” In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Consolidated Balance Sheets. Gains and losses are

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized when realized in our Consolidated Statements of Income. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method.

Cash, cash equivalents and short-term investments consisted of the following as of December 3, 2010 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$98,691	$—	$—	$98,691
Cash equivalents:
Money market mutual funds	477,259	—	—	477,259
Time deposits	64,006	—	—	64,006
U.S. Treasury securities	68,195	1	—	68,196
Municipal securities	350	—	—	350
Corporate bonds	41,389	—	—	41,389
Total cash equivalents	651,199	1	—	651,200
Total cash and cash equivalents	749,890	1	—	749,891
Short-term fixed income securities:
U.S. Treasury securities	336,441	2,828	(209)	339,060
U.S. agency securities	229,772	778	(179)	230,371
Municipal securities	119,608	29	(32)	119,605
Corporate bonds	977,889	8,079	(1,450)	984,518
Foreign government securities	33,079	309	(2)	33,386
Subtotal	1,696,789	12,023	(1,872)	1,706,940
Marketable equity securities	11,196	—	(12)	11,184
Total short-term investments	1,707,985	12,023	(1,884)	1,718,124
Total cash, cash equivalents and short-term investments	$2,457,875	$12,024	$(1,884)	$2,468,015

Cash, cash equivalents and short-term investments consisted of the following as of November 27, 2009 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$75,110	$—	$—	$75,110
Cash equivalents:
Money market mutual funds	884,240	—	—	884,240
Time deposits	40,137	—	—	40,137
Total cash equivalents	924,377	—	—	924,377
Total cash and cash equivalents	999,487	—	—	999,487
Short-term fixed income securities:
U.S. Treasury securities	373,180	3,199	(1)	376,378
U.S. agency securities	59,447	273	—	59,720
Corporate bonds	407,465	8,111	(1)	415,575
Foreign government securities	47,620	666	—	48,286
Subtotal	887,712	12,249	(2)	899,959
Marketable equity securities	2,527	2,500	—	5,027
Total short-term investments	890,239	14,749	(2)	904,986
Total cash, cash equivalents and short-term investments	$1,889,726	$14,749	$(2)	$1,904,473

See Note 4 for further information regarding the fair value of our financial instruments.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, as of December 3, 2010 and November 27, 2009 (in thousands):

	2010		2009
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and agency securities	$192,702	$(388)	$11,179	$(1)
Corporate bonds	257,615	(1,450)	5,041	(1)
Foreign government securities	4,531	(2)	—	—
Municipal securities	43,028	(32)	—	—
Total	$497,876	$(1,872)	$16,220	$(2)

As of December 3, 2010 and November 27, 2009, there were no securities in a continuous unrealized loss position for more than twelve months. There were 168 securities and 4 securities that were in an unrealized loss position at December 3, 2010 and at November 27, 2009, respectively.

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of December 3, 2010 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$624,260	$625,423
Due within two years	518,262	523,168
Due within three years	443,965	446,342
Due after three years	110,302	112,007
Total	$1,696,789	$1,706,940

We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Consolidated Statements of Income. As of December 3, 2010, we do not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis. The fair value of our financial assets and liabilities at December 3, 2010 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$477,259	$477,259	$—	$—
Time deposits	64,006	64,006	—	—
U.S. Treasury securities	68,196	—	68,196	—
Municipal securities	350	—	350	—
Corporate bonds	41,389	—	41,389	—
Short-term investments:
U.S. Treasury securities	339,060	—	339,060	—
U. S. agency securities	230,371	—	230,371	—
Municipal securities	119,605	—	119,605	—
Corporate bonds	984,518	—	984,518	—
Foreign government securities	33,386	—	33,386	—
Marketable equity securities	11,184	11,184	—	—
Prepaid expenses and other current assets:
Foreign currency derivatives	18,821	—	18,821	—
Other assets:
Deferred compensation plan assets	11,071	617	10,454	—
Total assets	$2,399,216	$553,066	$1,846,150	$—
Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,945	$—	$1,945	$—
Total liabilities	$1,945	$—	$1,945	$—

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

The investments of limited partnership relate to our interest in Adobe Ventures IV L.P. (“Adobe Ventures”), which were consolidated in our Consolidated Financial Statements. Our limited partnership interest in Adobe Ventures terminated on September 30, 2010. The Level 3 investments consisted of investments in privately-held companies. These investments were remeasured at fair value each period with any gains or losses recognized in investment gains (losses), net in our Consolidated Statements of Income. There was no impact to OCI related to our Level 3 investments. We estimated fair value of the Level 3 investments by considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Subsequent to the termination of our limited partnership interest in Adobe Ventures, a portion of our investments were sold and the remaining amount was transferred to our cost method investments and marketable equity securities.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending balances for investments of limited partnership using significant unobservable inputs (Level 3) as of December 3, 2010 and November 27, 2009 was as follows (in thousands):

Balance as of November 28, 2008	$38,753
Purchases and sales of investments, net	1,921
Unrealized net investment losses included in earnings	(3,553)
Balance as of November 27, 2009	$37,121
Purchases and sales of investments, net	(18,788)
Unrealized net investment losses included in earnings	(7,919)
Transfer to cost method investments	(8,480)
Transfer to marketable equity securities (Level 1)	(1,934)
Balance as of December 3, 2010	$—

We also have direct investments in privately-held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write-down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During fiscal 2010 and 2009, we determined that certain of our direct cost method investments were other-than-temporarily impaired which resulted in charges of $2.3 million and $13.9 million, respectively, which were included in investment gains (losses), net in our Consolidated Statements of Income.

See Note 8 for further information regarding our limited partnership interest in Adobe Ventures and our cost method investments.

NOTE 5. DERIVATIVE AND HEDGING ACTIVITIES

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

We recognize derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net in our Consolidated Statements of Income at that time. For fiscal 2010, 2009 and 2008 there were no such gains or losses recognized in interest and other income, net relating to hedges of forecasted transactions that did not occur.

We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedging instruments in interest and other income, net on our Consolidated Statements of Income. The net gain (loss) recognized in interest and other income, net for cash flow hedges due to hedge ineffectiveness was

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

insignificant for fiscal 2010, 2009 and 2008. The time value of purchased derivative instruments is recorded in interest and other income, net in our Consolidated Statements of Income.

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

We also hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded to interest and other income (expense), net in our Consolidated Statements of Income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of December 3, 2010, total notional amounts of outstanding contracts were $536.5 million which included the notional equivalent of $305.1 million in Euro, $52.0 million in Yen and $179.4 million in other foreign currencies. As of November 27, 2009, total notional amounts of outstanding contracts were $154.9 million which included the notional equivalent of $87.6 million in Euro, $22.9 million in Yen and $44.4 million in other foreign currencies. At December 3, 2010 and November 27, 2009, the outstanding balance sheet hedging derivatives had maturities of 90 days or less.

The fair value of derivative instruments on our Consolidated Balance Sheets as of December 3, 2010 and November 27, 2009 were as follows (in thousands):

	2010		2009
	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange option contracts(3)	$6,092	$—	$4,175	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	12,729	1,945	132	1,589
Total derivatives	$18,821	$1,945	$4,307	$1,589
_________________________________________
(1)	Included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

(2)	Included in accrued expenses on our Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized to income within the next twelve months.

The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Consolidated Statements of Income for fiscal 2010 and 2009 was as follows (in thousands):

	2010		2009
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$20,325	$—	$(14,618)	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$20,169	$—	$27,138	$—
Net gain (loss) recognized in income(3)	$(23,285)	$—	$(18,027)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$(34,168)	$—	$(14,407)
_________________________________________
(1)	Net change in the fair value of the effective portion classified in OCI.

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net gains (losses) recognized in interest and other income (expense), net relating to balance sheet hedging for fiscal 2010, 2009 and 2008 were as follows (in thousands):

	2010	2009	2008
Gain (loss) on foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	$(11,470)	$25,384	$(7,738)
Net unrealized (loss) gain recognized in other income related to instruments outstanding	(12,345)	(6,390)	5,223
	(23,815)	18,994	(2,515)
(Loss) gain on hedges of foreign currency assets and liabilities:
Net realized gain (loss) recognized in other income	21,921	(11,872)	(3,255)
Net unrealized gain (loss) recognized in other income	12,247	(2,535)	3,920
	34,168	(14,407)	665
Net gain (loss) recognized in interest and other income (expense), net	$10,353	$4,587	$(1,850)

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following as of December 3, 2010 and November 27, 2009 (in thousands):

	2010	2009
Computers and equipment	$454,351	$409,595
Furniture and fixtures	68,322	62,786
Server hardware under capital lease	32,151	—
Capital projects in-progress	20,805	19,931
Leasehold improvements	188,334	152,200
Land	110,160	86,493
Buildings	99,845	99,845
Total	973,968	830,850
Less accumulated depreciation and amortization	(525,087)	(442,718)
Property and equipment, net	$448,881	$388,132

Depreciation and amortization expense of property and equipment for fiscal 2010, 2009 and 2008 was $107.5 million, $95.9 million and $83.3 million, respectively.

NOTE 7.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Goodwill by reportable segment and activity for the years ended November 27, 2009 and December 3, 2010 was as follows (in thousands):

	2008	Acquisitions	Other(1)	2009	Acquisitions	Other(2)	2010
Creative Solutions	$956,011	$253,463	$1,126	$1,210,600	$—	$(3,500)	$1,207,100
Knowledge Worker	408,318	—	2,255	410,573	—	(1,969)	408,604
Enterprise	298,039	—	(4,310)	293,729	159,924	(5,981)	447,672
Omniture	—	1,108,034	—	1,108,034	—	(1,130)	1,106,904
Platform	265,518	—	(398)	265,120	—	(50)	265,070
Print and Publishing	206,844	—	(311)	206,533	—	(39)	206,494
Goodwill	$2,134,730	$1,361,497	$(1,638)	$3,494,589	$159,924	$(12,669)	$3,641,844
_________________________________________
(1)
Includes net reductions in goodwill of $5.2 million for tax related obligations associated with our acquisitions of Macromedia and Accelio in addition to a facility lease obligation adjustment of $1.7 million related to Macromedia, offset in part by foreign currency translation adjustments and other individually insignificant tax items.

(2)
The change includes adjustments to our Omniture purchase price allocation through the second quarter of fiscal 2010 and foreign currency translation adjustments. We also recorded adjustments for restructuring and tax deductions from acquired stock options associated with our Omniture and Macromedia acquisitions. See Note 2 for further information regarding our acquisitions.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchased and other intangible assets, net by reportable segment as of December 3, 2010 and November 27, 2009 were as follows (in thousands):

	2010	2009
Creative Solutions	$20,617	$124,178
Knowledge Worker	9,455	23,041
Enterprise	80,092	6,588
Omniture	344,059	358,204
Platform	1,208	9,159
Print and Publishing	1,832	6,218
Purchased and other intangible assets, net	$457,263	$527,388

Purchased and other intangible assets subject to amortization as of December 3, 2010 and November 27, 2009 were as follows (in thousands):

	2010			2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$260,198	$(61,987)	$198,211	$586,952	$(387,731)	$199,221
Localization	$14,768	$(9,355)	$5,413	$20,284	$(15,222)	$5,062
Trademarks	172,019	(136,480)	35,539	172,030	(104,953)	67,077
Customer contracts and relationships	398,421	(197,459)	200,962	363,922	(159,450)	204,472
Other intangibles	51,265	(34,127)	17,138	54,535	(2,979)	51,556
Total other intangible assets	$636,473	$(377,421)	$259,052	$610,771	$(282,604)	$328,167
Purchased and other intangible assets	$896,671	$(439,408)	$457,263	$1,197,723	$(670,335)	$527,388

During the first half of fiscal 2010, purchased and other intangible assets from prior acquisitions, primarily Macromedia, became fully amortized and were removed from the balance sheet. Amortization expense related to purchased and other intangible assets was $156.7 million, $151.3 million and $184.4 million for fiscal 2010, 2009 and 2008, respectively. Of these amounts, for fiscal 2010, 2009 and 2008, $84.5 million, $88.3 million and $116.1 million, respectively, was included in cost of sales.

Purchased and other intangible assets are amortized over their estimated useful lives of 1 to 13 years. As of December 3, 2010, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
2011	$44,306	$57,980
2012	42,699	29,374
2013	38,691	27,029
2014	35,801	26,191
2015	30,938	25,777
Thereafter	5,776	92,701
Total expected amortization expense	$198,211	$259,052

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8.  OTHER ASSETS

Other assets as of December 3, 2010 and November 27, 2009 consisted of the following (in thousands):

	2010	2009
Acquired rights to use technology	$71,521	$84,313
Investments	25,018	63,526
Security and other deposits	11,266	11,692
Prepaid royalties	7,726	12,059
Debt issuance costs	9,574	—
Deferred compensation plan assets	11,071	9,045
Restricted cash	2,499	4,650
Prepaid land lease	13,215	3,209
Prepaid rent	787	1,377
Other(*)	17,194	1,394
Other assets	$169,871	$191,265
_________________________________________
(*)	Fiscal 2010 includes a tax asset of approximately $11 million related to an acquired entity.

In general, acquired rights to use technology are amortized over their estimated useful lives of 3 to 13 years.

Included in investments are our indirect investments through our limited partnership interest in Adobe Ventures of approximately $37.1 million as of November 27, 2009. Our limited partnership interest in Adobe Ventures terminated on September 30, 2010 and no additional investments were made. As of December 3, 2010, our investment balance was zero. Adobe Ventures was consolidated in accordance with the provisions for consolidating variable interest entities as we determined we had the power to direct the activities that most significantly impacted the entity’s economic performance and we had the obligation to absorb losses or the right to receive benefits through our limited partnership interest in Adobe Ventures. The partnership was controlled by Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures. We were the primary beneficiary of Adobe Ventures and bore virtually all of the risks and rewards related to our ownership. Our investment in Adobe Ventures did not have a significant impact on our consolidated financial position, results of operations or cash flows.

The primary purpose of our limited partnership interest in Adobe Ventures was to invest in securities of private companies which either operated in, or were expected to operate in, industries where technology and business model trends were expected to have an impact on our core business. Our maximum capital commitment to Adobe Ventures was $104.6 million, of which approximately $96.3 million was invested.

Adobe Ventures carried its investments in equity securities at estimated fair value and investment gains and losses were included in our Consolidated Statements of Income. Substantially all of the investments held by Adobe Ventures at November 27, 2009 were not publicly traded and, therefore, there was no established market for these securities. In order to determine the fair value of these investments, we used the most recent round of financing involving new non-strategic investors or estimates of fair value made by Granite Ventures. We evaluated the fair value of these investments held by Adobe Ventures on a regular basis. This evaluation included, but was not limited to, reviewing each company’s cash position, financing needs, earnings and revenue outlook, operational performance, management and ownership changes and competition. In the case of privately-held companies, this evaluation was based on information that we requested from these companies. This information was not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations were subject to the timing and the accuracy of the data received from these companies.

Also included in investments are our direct investments in privately-held companies of approximately $25.0 million and $26.4 million as of December 3, 2010 and November 27, 2009, respectively, which are accounted for based on the cost method. We assess these investments for impairment in value as circumstances dictate.

Other assets include the fair value, at inception, of the residual value guarantee associated with our leases on the buildings we occupy as part of our corporate headquarters. The lease agreements for our corporate headquarters provide for residual value guarantees. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance is being amortized to the Consolidated Statements of Income over the life of the leases. As of December 3, 2010 and November 27, 2009, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $0.7 million and $1.3 million, respectively.

NOTE 9.  ACCRUED EXPENSES

Accrued expenses as of December 3, 2010 and November 27, 2009 consisted of the following (in thousands):

	2010	2009
Accrued compensation and benefits	$290,366	$164,352
Sales and marketing allowances	38,706	32,774
Accrued marketing	26,404	28,233
Taxes payable	21,800	11,879
Accrued interest expense	21,203	1,355
Other	165,796	181,053
Accrued expenses	$564,275	$419,646

Other primarily includes general corporate accruals for local and regional expenses and technical support. Other is also comprised of deferred rent related to office locations with rent escalations, accrued royalties and foreign currency derivatives.

NOTE 10.  INCOME TAXES

Income before income taxes includes income from foreign operations of $659.3 million, $422.4 million and $740.3 million for fiscal 2010, 2009 and 2008, respectively.

The provision for income taxes for fiscal 2010, 2009 and 2008 consisted of the following (in thousands):

	2010	2009	2008
Current:
United States federal	$260,118	$152,840	$24,179
Foreign	44,869	36,794	27,680
State and local	31,866	25,427	6,972
Total current	336,853	215,061	58,831
Deferred:
United States federal	(158,350)	50,376	41,678
Foreign	(6,475)	559	(9,693)
State and local	(14,665)	4,635	25,518
Total deferred	(179,490)	55,570	57,503
Tax expense attributable to employee stock plans	11,108	44,381	90,360
Provision for income taxes	$168,471	$315,012	$206,694

Total income tax expense differs from the expected tax expense (computed by multiplying the U.S. federal statutory rate of 35% by income before income taxes) as a result of the following (in thousands):

	2010	2009	2008
Computed “expected” tax expense	$330,103	$245,532	$377,478
State tax expense, net of federal benefit	13,444	7,799	12,700
Tax credits	(1,317)	(14,127)	(12,873)
Differences between statutory rate and foreign effective tax rate	(129,063)	(91,262)	(132,470)
Change in deferred tax asset valuation allowance	1,408	2,759	(1,105)
Stock-based compensation (net of tax deduction)	4,181	6,085	5,457
Resolution of U.S. income tax exams	(39,753)	—	(20,712)
Foreign tax refund for fiscal 2000 - 2002	—	—	(16,351)
Domestic manufacturing deduction benefit	(14,630)	(7,525)	(6,300)
Tax charge for licensing Omniture’s technology to foreign subsidiaries	—	161,701	—
Other, net	4,098	4,050	870
Provision for income taxes	$168,471	$315,012	$206,694

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Tax Assets and Liabilities

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 3, 2010 and November 27, 2009 are presented below (in thousands):

	2010	2009
Deferred tax assets:
Acquired technology	$3,774	$937
Reserves and accruals	72,395	68,472
Deferred revenue	17,114	17,441
Unrealized losses on investments	6,263	15,263
Stock-based compensation	73,985	56,541
Net operating loss of acquired companies	24,284	56,138
Credits	8,629	12,205
Capitalized expenses	9,188	5,701
Other	12,889	11,603
Total gross deferred tax assets	228,521	244,301
Deferred tax asset valuation allowance	(5,691)	(4,283)
Total deferred tax assets	222,830	240,018
Deferred tax liabilities:
Depreciation and amortization	(38,524)	(11,975)
Undistributed earnings of foreign subsidiaries	(55,841)	(210,619)
Acquired intangible assets	(148,316)	(192,493)
Total deferred tax liabilities	(242,681)	(415,087)
Net deferred tax (liabilities) assets	$(19,851)	$(175,069)

The deferred tax assets and liabilities for fiscal 2010 and fiscal 2009 include amounts related to various acquisitions.  The total change in deferred tax assets and liabilities in fiscal 2010 includes changes that are recorded to OCI, additional paid-in capital, goodwill and retained earnings.

We repatriated $700 million of undistributed foreign earnings for which a deferred tax liability had been previously recognized. As such, a long-term deferred tax liability of approximately $200 million was reclassified from deferred income taxes to income taxes payable in the first quarter of fiscal 2010 and was paid during fiscal 2010.

We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. As of December 3, 2010, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $1.9 billion. The unrecognized deferred tax liability for these earnings is approximately $545.4 million.

As of December 3, 2010, we have U.S. net operating loss carryforward assets of approximately $68.3 million for federal and $7.7 million for state. We also have federal and state tax credit carryforwards of approximately $3.7 million and $7.6 million, respectively. The net operating loss carryforward assets, federal tax credits and foreign tax credits will expire in various years from fiscal 2011 through 2029. The state tax credit carryforwards can be carried forward indefinitely. The net operating loss carryforward assets and certain credits are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.

In addition, we have been tracking certain deferred tax attributes of $50.2 million which have not been recorded in the financial statements pursuant to accounting standards related to stock-based compensation. These amounts are no longer included in our gross or net deferred tax assets. Pursuant to these standards, the benefit of these deferred tax assets will be recorded to equity when they reduce taxes payable.

A valuation allowance has been established for certain deferred tax assets related to the impairment of investments. At the end of fiscal 2010, our valuation allowance was $5.7 million.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Uncertainty in Income Taxes

During fiscal 2010 and 2009, our aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

	2010	2009
Beginning balance	$218,040	$139,549
Gross increases in unrecognized tax benefits – prior year tax positions	9,580	44,696
Gross decreases in unrecognized tax benefits – prior year tax positions	(7,104)	(1,523)
Gross increases in unrecognized tax benefits – current year tax positions	15,108	42,422
Settlements with taxing authorities	(70,484)	(429)
Lapse of statute of limitations	(7,896)	(12,585)
Foreign exchange gains and losses	(319)	5,910
Ending balance	$156,925	$218,040

As of December 3, 2010, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $15.4 million.

We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. We are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities. Our major tax jurisdictions are the U.S., Ireland and California. For California, Ireland and the U.S., the earliest fiscal years open for examination are 2005, 2004 and 2008, respectively. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examination. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

In October 2010, a U.S. income tax examination covering our fiscal years 2005 through 2007 was completed. Our accrued tax and interest related to these years was $59 million and was previously reported in long-term income taxes payable. We paid $20 million in conjunction with the aforementioned resolution. A net income statement tax benefit in the fourth quarter of fiscal 2010 of $39 million resulted.

The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that before the end of fiscal 2011, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $5 million. These amounts would decrease income tax expense under current GAAP related to income taxes and as a result of our adoption of new accounting standards related to business combinations in fiscal 2010 (see Note 1). Adjustments to acquired income tax liabilities (including adjustments for acquisitions completed prior to the effective date) that are recorded subsequent to the acquisition date will be recognized in income from continuing operations, with certain exceptions, if such changes occur after the measurement period.

NOTE 11.  RESTRUCTURING

Fiscal 2009 Restructuring Plan

On November 10, 2009, in order to appropriately align our costs in connection with our fiscal 2010 operating plan, we initiated a restructuring plan consisting of reductions of up to approximately 630 full-time positions worldwide. In connection with this restructuring plan, in the fourth quarter of fiscal 2009, we recorded restructuring charges of approximately $25.5 million related to ongoing termination benefits for the elimination of approximately 340 of these full-time positions worldwide. The restructuring activities related to this program affect only those employees and facilities that were associated with Adobe prior to the acquisition of Omniture on October 23, 2009.

During fiscal 2010, we continued to implement restructuring activities under this plan. We vacated approximately 50,000 square feet of sales and or research and development facilities in Australia, Canada, Denmark and the U.S. We accrued $7.0 million for the fair value of our future contractual obligations under these operating leases using our credit-

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjusted risk-free interest rate, estimated at approximately 7% as of the date we ceased to use the leased properties. This amount is net of the fair value of future estimated sublease income of approximately $7.1 million. We also recorded charges of $18.4 million in termination benefits for the elimination of substantially all of the remaining full-time positions expected to be terminated worldwide. We also recorded net adjustments of approximately $1.7 million to reflect net decreases in previously recorded estimates for termination benefits and facilities-related liabilities. Total costs incurred to date and expected to be incurred for closing redundant facilities are $6.7 million and $13.7 million, respectively.

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

Additionally, approximately $1.5 million of restructuring costs related to facilities were included in the liabilities assumed by us upon acquisition of Omniture on October 23, 2009. Restructuring costs related to these facilities were approximately $1.4 million at November 27, 2009.

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

During fiscal 2009, we continued to implement restructuring activities under this program. We vacated approximately 89,000 square feet of research and development and sales facilities in the U.S., the United Kingdom and Canada. We accrued $8.5 million for the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate, estimated at approximately 6% as of the date we ceased to use the leased properties. This amount is net of the fair value of future estimated sublease income of approximately $4.4 million. We also recorded additional charges of $6.7 million in termination benefits for the elimination of substantially all of the remaining 100 full-time positions expected to be terminated. Total costs incurred to date and expected to be incurred for closing redundant facilities are $8.5 million and $8.6 million, respectively.

Macromedia Restructuring Plan

We completed our acquisition of Macromedia on December 3, 2005. In connection with this acquisition, we initiated plans to restructure both the pre-merger operations of Adobe and Macromedia to eliminate certain duplicative activities, focus our resources on future growth opportunities and reduce our cost structure. In connection with the worldwide restructuring plan, we recognized costs related to termination benefits for employee positions that were eliminated and for the closure of duplicative facilities. We also recognized costs related to the cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Macromedia. Total costs incurred for termination benefits and contract terminations were $27.0 million and $3.2 million, respectively, and those actions were completed during fiscal 2007.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Restructuring Plans

The following table sets forth a summary of restructuring activities related to all of our restructuring plans described above during fiscal 2010 (in thousands):

	November 27, 2009	Costs Incurred	Cash Payments	Other Adjustments	December 3, 2010
Fiscal 2009 Plan:
Termination benefits	$22,984	$18,413	$(35,980)	$(3,844)	$1,573
Cost of closing redundant facilities	—	7,047	(1,398)	1,653	7,302
Omniture Plan:
Termination benefits	6,712	—	(5,674)	(552)	486
Cost of closing redundant facilities	5,323	—	(2,481)	(122)	2,720
Contract termination	242	—	(165)	102	179
Fiscal 2008 Plan:
Termination benefits	1,057	—	(435)	(322)	300
Cost of closing redundant facilities	3,382	—	(924)	(309)	2,149
Macromedia Plan:
Cost of closing redundant facilities	5,006	—	(2,834)	(514)	1,658
Other	8	—	(2)	—	6
Total restructuring plans	$44,714	$25,460	$(49,893)	$(3,908)	$16,373

    Accrued restructuring charges of approximately $16.4 million as of December 3, 2010 includes $8.1 million recorded in accrued restructuring, current and $8.3 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Consolidated Balance Sheets. We expect to pay accrued termination benefits through the first quarter of fiscal 2011 and facilities-related liabilities under contract through fiscal 2021 of which over 70% will be paid through 2013.

Included in the other adjustments column are $(2.2) million related to changes in previous estimates, $(0.9) million related to foreign currency translation adjustments and $(0.8) million in adjustments to goodwill associated with our acquisitions in prior years.

NOTE 12.  BENEFIT PLANS

Retirement Savings Plan

In 1987, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a retirement savings plan covering substantially all of our U.S. employees, now referred to as the Adobe 401(k) Retirement Savings Plan. Under the plan, eligible employees may contribute up to 65% of their pretax or after-tax salary, subject to the Internal Revenue Service annual contribution limits. In fiscal 2010, we matched 50% of the first 6% of the employee’s eligible compensation. We contributed $17.9 million, $15.1 million and $16.6 million in fiscal 2010, 2009 and 2008, respectively. We can terminate matching contributions at our discretion.

Profit Sharing Plan

Our profit sharing plan was discontinued effective fiscal 2010. The profit sharing plan provided for profit sharing payments to all eligible employees following each quarter in which we achieve at least 75% of our budgeted earnings for the quarter for fiscal 2009 and 80% of our budgeted earnings for the quarter for fiscal year 2008. The plan, as well as the annual operating budget on which the plan was based, was approved by our Board of Directors. We contributed $13.3 million and $73.8 million to the plan in fiscal 2009 and 2008, respectively.

Deferred Compensation Plan

On September 21, 2006, the Board of Directors approved the Adobe Systems Incorporated Deferred Compensation Plan, effective December 2, 2006 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is an unfunded, non-qualified, deferred compensation arrangement under which certain executives and members of the Board of Directors are able to defer a portion of their annual compensation. Participants may elect to contribute up to 75% of their base salary and 100% of other specified compensation, including commissions, bonuses, performance-based and time-based restricted stock units, and directors’ fees. Participants are able to elect the payment of benefits to begin on a specified date at least three years after the end of the plan year in which the election is made in the form of a lump sum or annual installments over five, ten or

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fifteen years. Upon termination of a participant’s employment with Adobe, such participant will receive a distribution in the form of a lump sum payment. All distributions will be made in cash, except for deferred performance-based and time-based restricted stock units which will be settled in stock. As of December 3, 2010 and November 27, 2009, the invested amounts under the Deferred Compensation Plan total $11.1 million and $9.0 million, respectively and were recorded as other assets on our Consolidated Balance Sheets. As of December 3, 2010 and November 27, 2009, $11.5 million and $9.0 million, respectively, was recorded as long-term liabilities to recognize undistributed deferred compensation due to employees.

NOTE 13.  STOCK-BASED COMPENSATION

We have the following stock-based compensation plans and programs:

Stock Option Plans

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from the 2003 Equity Incentive Plan, as amended (“2003 Plan”), and the 2005 Equity Incentive Assumption Plan (“2005 Assumption Plan”). These plans are collectively referred to in the following discussion as “the Plans.” Under the Plans, options can be granted to all employees, including executive officers, outside consultants and non-employee directors. The Plans will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued and restrictions on issued shares have lapsed. Option vesting periods are generally four years for all of the Plans. Options granted under the Plans generally expire seven years from the effective date of grant.

As of December 3, 2010, we had reserved 124.5 million and 4.4 million shares of common stock for issuance under our 2003 Plan and 2005 Assumption Plan, respectively. As of December 3, 2010, we had 46.4 million and 3.9 million shares available for grant under our 2003 Plan and 2005 Assumption Plan, respectively.

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

As of December 3, 2010, we had reserved 76.0 million shares of our common stock for issuance under the ESPP and approximately 9.0 million shares remain available for future issuance.

Restricted Stock Plan

We grant restricted stock awards and performance awards to officers and key employees under our Amended 1994 Performance and Restricted Stock Plan (“Restricted Stock Plan”). We can also grant restricted stock units to all eligible employees under the Restricted Stock Plan and the 2003 Plan. Restricted stock awards issued under these plans vest annually over three years. Performance awards and restricted stock units issued under these plans generally vest over four years, the majority of which vest 25% annually; certain restricted stock units vest 50% on the second anniversary and 25% on each of the third and fourth anniversaries.

As of December 3, 2010, we had reserved 16.0 million shares of our common stock for issuance under the Restricted Stock Plan and approximately 14.7 thousand shares were available for grant.

Performance Share Programs

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The assumptions used to value our option grants were as follows:

Fiscal Years
	2010	2009	2008
Expected term (in years)	3.8 – 5.1	3.0 – 4.1	2.3 – 4.7
Volatility	29 – 36%	34 – 57%	32 – 60%
Risk-free interest rate	1.04 – 2.66%	1.16 – 2.24%	1.70 – 3.50%

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

Fiscal Years
	2010	2009	2008
Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	32 – 40%	40 – 57%	30 – 36%
Risk-free interest rate	0.18 – 1.09%	0.27 – 1.05%	2.12 – 3.29%

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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Stock Options

Option activity under our stock option program for fiscal years 2010, 2009 and 2008 was as follows (shares in thousands):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
November 30, 2007	47,742	$28.47
Granted	5,462	$35.08
Exercised	(9,983)	$25.45
Cancelled	(2,517)	$35.34
November 28, 2008	40,704	$29.67
Granted	5,758	$22.90
Exercised	(7,560)	$17.15
Cancelled	(3,160)	$33.57
Increase due to acquisition	5,509	$20.15
November 27, 2009	41,251	$29.45
Granted	3,198	$34.03
Exercised	(5,196)	$20.48
Cancelled	(2,908)	$33.94
Increase due to acquisition	730	$8.24
December 3, 2010	37,075	$30.33

The weighted average fair values of options granted during fiscal 2010, 2009 and 2008 were $9.17, $8.39 and $10.32, respectively.

The total intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was $72.7 million, $91.8 million and $142.4 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

Information regarding the stock options outstanding at December 3, 2010, November 27, 2009 and November 28, 2008 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
As of December 3, 2010
Options outstanding	37,075	$30.33	3.62	$116.3
Options vested and expected to vest	35,961	$30.42	3.56	$111.0
Options exercisable	27,763	$31.17	3.06	$72.7

As of November 27, 2009
Options outstanding	41,251	$29.45	4.33	$295.8
Options vested and expected to vest	39,322	$29.54	4.24	$279.1
Options exercisable	26,677	$29.85	3.54	$181.7

As of November 28, 2008
Options outstanding	40,704	$29.67	4.00	$76.1
Options vested and expected to vest	38,975	$29.36	3.87	$76.1
Options exercisable	28,034	$26.61	3.28	$76.1
_________________________________________
(*)
The intrinsic value is calculated as the difference between the market value as of end of the fiscal year and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of December 3, 2010, November 27, 2009 and November 28, 2008 were $29.14, $35.38 and $23.16, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All stock options granted to current executive officers are made after a review by and with the approval of the Executive Compensation Committee of the Board of Directors.

Summary of Employee Stock Purchase Plan Shares

The weighted average subscription date fair value of shares under the ESPP during fiscal 2010, 2009 and 2008 were $7.43, $5.43 and $9.56, respectively. Employees purchased 3.3 million shares at an average price of $20.19, 3.2 million shares at an average price of $19.04, and 2.4 million shares at an average price of $30.40, respectively, for fiscal 2010, 2009 and 2008. The intrinsic value of shares purchased during fiscal 2010, 2009 and 2008 was $33.9 million, $21.7 million and $25.0 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Summary of Restricted Stock Awards

Restricted stock award activity for fiscal 2010, 2009 and 2008 was as follows (shares in thousands):

	Non-vested Shares	Weighted Average Grant Date Fair Value
November 30, 2007	21	$36.41
Awarded	—	$—
Released	(15)	$34.94
Forfeited	(2)	$39.95
November 28, 2008	4	$39.31
Awarded	—	$—
Released	(1)	$38.22
Forfeited	—	$—
November 27, 2009	3	$40.01
Awarded	—	$—
Released	(2)	$40.06
Forfeited	—	$—
December 3, 2010	1	$39.96

The total fair value of restricted stock awards vested during fiscal 2010, 2009 and 2008 was $46.3 thousand, $39.4 thousand and $0.5 million, respectively.

Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to dividends and voting rights. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.

Summary of Restricted Stock Units

Restricted stock unit activity for fiscal years 2010, 2009 and 2008 was as follows (in thousands):

	2010	2009	2008
Beginning outstanding balance	10,433	4,261	1,701
Awarded	7,340	6,176	3,177
Released	(2,589)	(1,162)	(422)
Forfeited	(1,294)	(401)	(195)
Increase due to acquisition	—	1,559	—
Ending outstanding balance	13,890	10,433	4,261

The weighted average grant date fair values of restricted stock units granted during fiscal 2010, 2009 and 2008 were $33.47, $27.74 and $33.55, respectively. The total fair value of restricted stock units vested during fiscal 2010, 2009 and 2008 was $84.1 million, $27.1 million and $14.4 million, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding restricted stock units outstanding at the end of fiscal 2010, 2009 and 2008 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2010
Restricted stock units outstanding	13,890	1.54	$404.8
Restricted stock units vested and expected to vest	11,185	1.38	$325.7
2009
Restricted stock units outstanding	10,433	1.82	$369.1
Restricted stock units vested and expected to vest	8,078	1.63	$285.7
2008
Restricted stock units outstanding	4,261	1.73	$98.7
Restricted stock units vested and expected to vest	3,351	1.52	$77.6
_________________________________________
(*)
The intrinsic value is calculated as the market value as of end of the fiscal year. As reported by the NASDAQ Global Select Market, the market values as of December 3, 2010, November 27, 2009 and November 28, 2008 were $29.14, $35.38 and $23.16, respectively.

Summary of Performance Shares

The following table sets forth the summary of performance share activity under our 2010 Program for fiscal 2010 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	—	—
Awarded	263	394
Forfeited	(13)	(19)
Ending outstanding balance	250	375

The performance metrics under the 2009 Performance Share Program were not achieved and therefore no shares were awarded.

In the first quarter of fiscal 2011, the Executive Compensation Committee certified the actual performance achievement of participants in the 2010 Performance Share Program (the “2010 Program”). Based upon the achievement of goals outlined in the 2010 Program, participants had the ability to receive up to 150% of the target number of shares originally granted. Actual performance resulted in participants achieving 135% of target or approximately 0.3 million shares for the 2010 Program. One third of the shares under the 2010 Program vested in the first quarter of fiscal 2011 and the remaining two thirds vest evenly on the following two annual anniversary dates of the grant, contingent upon the recipient’s continued service to Adobe.

The following table sets forth the summary of performance share activity under our 2007 and 2008 programs, based upon share awards actually achieved, for fiscal 2010 and 2009 (in thousands):

	2010	2009
Beginning outstanding balance	950	383
Achieved	—	1,022
Released	(350)	(382)
Forfeited	(43)	(73)
Ending outstanding balance	557	950

The total fair value of performance awards vested during fiscal 2010, 2009 and 2008 was $12.0 million, $7.7 million and $16.7 million, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding performance shares outstanding at December 3, 2010 and November 27, 2009 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2010
Performance shares outstanding	557	0.58	$16.2
Performance shares vested and expected to vest	514	0.53	$14.8

2009
Performance shares outstanding	950	1.05	$33.6
Performance shares vested and expected to vest	818	0.97	$28.8

2008
Performance shares outstanding	383	1.20	$8.9
Performance shares vested and expected to vest	323	1.10	$7.4
_________________________________________
(*)
The intrinsic value is calculated as the market value as of end of the fiscal year. As reported by the NASDAQ Global Select Market, the market values as of December 3, 2010, November 27, 2009 and November 28, 2008 were $29.14, $35.38 and $23.16, respectively.

Grants to Non-Employee Directors

The Directors Plan (and starting in fiscal 2008, the 2003 Plan) provides for the granting of nonqualified stock options to non-employee directors. Options granted before November 29, 2008 vest over four years: 25% on the day preceding each of our next four annual meetings and have a ten-year term. Starting in fiscal 2009, the initial equity grant to a new non-employee director is a restricted stock unit award having an aggregate value of $0.5 million based on the average stock price over the 30 calendar days ending on the day before the date of grant. The initial equity award vests over 2 years, 50% on the day preceding each of our next 2 annual meetings. For the annual equity grant, a non-employee director can elect to receive 100% options, 100% restricted stock units or 50% of each and shall have an aggregate value of $0.2 million as based on the average stock price over the 30 calendar days ending on the day before the date of grant. The target grant value of restricted stock units to stock options will be based on a 3:1 conversion ratio. Annual equity awards granted on or after November 29, 2008 vest 100% on the day preceding the next annual meeting. Options granted on or after November 29, 2008 have a seven-year term. The exercise price of the options that are issued is equal to the fair market value of our common stock on the date of grant.

Options granted to directors for fiscal 2010, 2009 and 2008 were as follows (shares in thousands):

	2010	2009	2008
Options granted to existing directors	18	175	250
Exercise price	$33.82	$23.28	$37.09

Restricted stock units granted to directors for fiscal 2010 and 2009 were as follows (in thousands):

	2010	2009
Restricted stock units granted to existing directors	48	27
Restricted stock units granted to new directors	—	20

Compensation Costs

With the exception of performance shares, stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. For performance shares, expense is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 3, 2010, there was $257.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Total stock-based compensation costs that have been included in our Consolidated Statements of Income for fiscal 2010, 2009 and 2008 were as follows (in thousands):

	Income Statement Classifications
	Cost of Revenue– Subscription	Cost of Revenue– Services and Support	Research and Development	Sales and Marketing	General and Administrative	Total(1)

Option Grants and Stock Purchase Rights(2)
Fiscal 2010	$1,265	$1,251	$37,221	$40,983	$21,111	$101,831
Fiscal 2009	$—	$1,906	$45,535	$38,790	$24,595	$110,826
Fiscal 2008	$—	$3,728	$55,653	$41,326	$24,521	$125,228

Restricted Stock and Performance Share Awards(2)
Fiscal 2010	$1,422	$1,065	$51,387	$52,253	$23,128	$129,255
Fiscal 2009	$—	$639	$27,931	$19,818	$9,274	$57,662
Fiscal 2008	$—	$570	$20,835	$17,928	$10,810	$50,143
_________________________________________
(1)	During fiscal 2010, 2009 and 2008, we recorded deferred tax benefits of $44.8 million, $25.4 million and $30.0 million, respectively.

(2)	During fiscal 2009 and 2008, we recorded $0.9 million and $2.9 million, respectively, associated with cash recoveries of fringe benefit tax from employees in India.

NOTE 14.  STOCKHOLDERS’ EQUITY

Comprehensive Income (Loss)

The following table sets forth the activity for each component of comprehensive income, net of related taxes, for fiscal 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Net income	$774,680	$386,508	$871,814
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	(1,211)	6,661	(3,102)
Reclassification adjustment for (gains) losses on available- for-sale securities recognized during the period	(2,959)	(8,752)	1,559
Subtotal available-for-sale securities	(4,170)	(2,091)	(1,543)
Derivatives designated as hedging instruments:
Unrealized (losses) gains on derivative instruments	20,325	(14,618)	54,967
Reclassification adjustment for gains on derivative instruments recognized during the period	(20,169)	(27,138)	(13,248)
Subtotal derivative instruments	156	(41,756)	41,719
Foreign currency translation adjustments	(3,004)	11,071	(10,902)
Other comprehensive income (loss)	(7,018)	(32,776)	29,274
Total comprehensive income, net of taxes	$767,662	$353,732	$901,088

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the taxes related to each component of OCI for fiscal 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Available-for-sale securities	$495	$931	$(988)
Foreign currency translation adjustments	$275	$1,411	$(4,860)

Taxes related to derivative instruments were zero for all fiscal years.

The following table sets forth the components of accumulated other comprehensive income, net of related taxes, for fiscal 2010 and 2009 (in thousands):

	2010	2009
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$12,138	$13,818
Unrealized losses on available-for-sale securities	(2,493)	(2)
Total net unrealized gains on available-for-sale securities	9,645	13,816
Net unrealized (losses) gains on derivative instruments	151	(5)
Cumulative foreign currency translation adjustments	7,632	10,635
Total accumulated other comprehensive income, net of taxes	$17,428	$24,446

The following table sets forth the components of foreign currency translation adjustments for fiscal 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Beginning balance	$10,640	$(431)	$10,471
Foreign currency translation adjustments	(4,144)	17,343	(19,461)
Income tax effect relating to translation adjustments for undistributed foreign earnings	1,136	(6,272)	8,559
Ending balance	$7,632	$10,640	$(431)

Stock Repurchase Program I

To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and also enter into structured repurchases with third-parties.

Authorization to repurchase shares to cover on-going dilution was not subject to expiration. However, this repurchase program was limited to covering net dilution from stock issuances and was subject to business conditions and cash flow requirements as determined by our Board of Directors from time to time.

During the third quarter of fiscal 2010, our Board of Directors approved an amendment to our stock repurchase program authorized in April 2007 from a non-expiring share-based authority to a time-constrained dollar-based authority. As part of this amendment, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012. This amended program did not affect the $250.0 million structured stock repurchase agreement entered into during March 2010. As of December 3, 2010, no prepayments remain under that agreement.

During fiscal 2010, 2009 and 2008 we entered into several structured repurchase agreements with large financial institutions, whereupon we provided the financial institutions with prepayments of $850.0 million, $350.0 million and $525.0 million, respectively. Of the $850.0 million of prepayments during fiscal 2010, $250.0 million was under the stock repurchase program prior to the program amendment and the remaining $600.0 million was under the amended $1.6 billion time-constrained dollar-based authority. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval, and the average VWAP of our stock during the interval less the agreed upon discount. During fiscal 2010, we repurchased approximately 31.2 million shares at an average price of $29.19 through structured repurchase agreements entered into during fiscal 2009 and fiscal 2010. During fiscal 2009, we repurchased approximately 15.2 million shares at an average price per share of $27.89 through structured repurchase agreements entered into during fiscal 2008 and fiscal 2009. During fiscal 2008, we repurchased 22.4 million shares at an average price of $36.26 through structured repurchase agreements which included prepayments from fiscal 2007.

During fiscal 2008, we also repurchased 3.6 million shares at an average price of $36.41 in open market transactions.

For fiscal 2010, 2009 and 2008, the prepayments were classified as treasury stock on our Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by December 3, 2010, November 27, 2009 and November 28, 2008 were excluded from the computation of earnings per share. As of December 3, 2010 no prepayments remained under the agreements. As of November 27, 2009, approximately $59.9 million of up-front payments remained under the agreements.

Subsequent to December 3, 2010, as part of our $1.6 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $125.0 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $125.0 million stock repurchase agreement, $875.0 million remains under our time-constrained dollar-based authority. See Note 21 for further discussion of our stock repurchase program.

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

The following table sets forth the computation of basic and diluted net income per share for fiscal 2010, 2009 and 2008 (in thousands, except per share data):

	2010	2009	2008
Net income	$774,680	$386,508	$871,814
Shares used to compute basic net income per share	519,045	524,470	539,373
Dilutive potential common shares:
Unvested restricted stock and performance share awards	3,170	2,130	1,107
Stock options	3,609	4,010	8,073
Shares used to compute diluted net income per share	525,824	530,610	548,553
Basic net income per share	$1.49	$0.74	$1.62
Diluted net income per share	$1.47	$0.73	$1.59

For fiscal 2010, 2009 and 2008, options to purchase approximately 22.4 million, 27.0 million and 16.5 million shares, respectively, of common stock with exercise prices greater than the annual average fair market value of our stock of $31.82, $27.30 and $37.07, respectively, were not included in the calculation because the effect would have been anti-dilutive.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain of our facilities and some of our equipment under non-cancellable operating lease arrangements that expire at various dates through 2028. We also have one land lease that expires in 2091. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes, insurance and equipment rental. Rent expense and sublease income for these leases for fiscal 2008 through fiscal 2010 were as follows (in thousands):

	2010	2009	2008
Rent expense	$109,114	$93,921	$101,202
Less: sublease income	3,929	5,563	11,421
Net rent expense	$105,185	$88,358	$89,781

We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.

In August 2004, we extended the lease agreement for our East and West Towers for an additional five years with an option to extend for an additional five years solely at our election. In June 2009, we submitted notice to the lessor that we intended to exercise our option to renew this agreement for an additional five years effective August 2009. As stated in the original lease agreement, in conjunction with the lease renewal, we were required to obtain a standby letter of credit for approximately $16.5 million which enabled us to secure a lower interest rate and reduce the number of covenants. As defined in the lease agreement, the standby letter of credit primarily represents the lease investment equity balance which is callable in the event of default. In March 2007, the Almaden Tower lease was extended for five years, with a renewal option for an additional five years solely at our election. As part of the lease extensions, we purchased the lease receivable from the lessor of the East and West Towers for $126.8 million and a portion of the lease receivable from the lessor of the Almaden Tower for $80.4 million, and are recorded as investments in lease receivables on our Consolidated Balance Sheets. As of December 3, 2010, the fair value of the lease receivables related to all three towers approximated carrying value. This purchase may be credited against the residual value guarantee if we purchase the properties or will be repaid from the sale proceeds if the properties are sold to third-parties. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at anytime during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively.

These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. As of December 3, 2010, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment and, as such, the buildings and the related obligations are not included on our Consolidated Balance Sheets. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term, purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount.

In June 2010, we entered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. This transaction was classified as a capital lease obligation and recorded at fair value. See Note 17 for further discussion of our capital lease obligation.

Unconditional Purchase Obligations

Our purchase obligations consist of agreements to purchase goods and services entered in the ordinary course of business.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our non-cancellable unconditional purchase obligations, operating leases and capital leases for each of the next five years and thereafter as of December 3, 2010 (in thousands):

		Operating Leases		Capital Leases
Fiscal Year	Purchase Obligations	Future Minimum Lease Payments	Future Minimum Sublease Income	Future Minimum Lease Payments
2011	$175,131	$65,786	$4,040	$9,937
2012	10,241	50,146	2,870	9,925
2013	5,717	39,560	1,209	9,925
2014	2,234	26,322	307	827
2015	6,045	19,776	321	—
Thereafter	15,146	82,614	1,682	—
Total	$214,514	$284,204	$10,429	$30,614
Less: interest				(2,122)
Total				$28,492

The table above includes operating lease commitments related to our restructured facilities. See Note 11 for information regarding our restructuring charges.

Guarantees

The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of December 3, 2010 and November 27, 2009, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $0.7 million and $1.3 million, respectively.

Royalties

We have royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our Consolidated Statements of Income, was approximately $34.1 million, $43.0 million and $47.8 million in fiscal 2010, 2009 and 2008, respectively.

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

During fiscal 2010, our limited partnership interest in Adobe Ventures was dissolved and all remaining assets were distributed to the partners. As part of this limited partnership interest, we provided a general indemnification to Granite Ventures, an independent venture capital firm and sole general partner of Adobe Ventures, for certain events or occurrences while Granite Ventures was serving at our request in such capacity provided that Granite Ventures acted in good faith on behalf of the partnership.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Proceedings

Between September 23, 2009 and September 25, 2009, three putative class action lawsuits were filed in the Fourth Judicial District Court for Utah County, Provo Department, State of Utah, seeking to enjoin Adobe’s acquisition of Omniture, Inc. and to recover damages in the event the transaction were to close. The cases were captioned Miner v. Omniture, Inc., et. al. (“Miner”), Barrell v. Omniture, Inc. et. al., (“Barrell”), and Lodhia v. Omniture, Inc. et al., (“Lodhia”). At a hearing on October 20, 2009, the court consolidated the Miner, Barrell, and Lodhia cases into a single case under the Lodhia caption and denied the plaintiffs’ motion to preliminarily enjoin the closing of the transaction. On December 30, 2009, the plaintiffs served the defendants with a consolidated amended complaint for damages arising out of the closing of the transaction. In the consolidated amended complaint, plaintiffs alleged that the members of Omniture’s board of directors breached their fiduciary duties to Omniture’s stockholders by failing to seek the highest possible price for Omniture and that both Adobe and Omniture induced or aided and abetted in the alleged breach. The plaintiffs also alleged that the Schedule 14D-9 Solicitation/Recommendation Statement filed by Omniture on September 24, 2009 in connection with the transaction contained inadequate disclosures and was materially misleading. Plaintiffs sought unspecified damages on behalf of the former public stockholders of Omniture. On March 8, 2010, Adobe and the other defendants moved to dismiss the complaint for failure to state a claim. The court heard oral argument on the motion in November 2010 and the court granted the defendants’ motion to dismiss the complaint with prejudice.

In October 2009, Eolas Technologies Incorporated filed a complaint against us and 22 other companies for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that a number of our Web pages and products infringe two patents owned by plaintiff purporting to cover “Distributed Hypermedia Method for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 5,838,906) and “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 7,599,985) and seeks injunctive relief, monetary damages, costs and attorneys fees. We dispute these claims and intend to vigorously defend ourselves in this matter. As of December 3, 2010, no amounts have been accrued as a loss is not probable or estimable.

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

Adobe is subject to legal proceedings, claims and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, indemnification claims, commercial, employment and other matters. Adobe makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. All legal costs associated with litigation are expensed as incurred. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against Adobe. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims or investigations.

NOTE 17.  DEBT

Our debt as of December 3, 2010 and November 27, 2009 consisted of the following (in thousands):

	2010	2009
Notes	$1,493,969	$—
Credit facility	—	1,000,000
Capital lease obligations	28,492	—
Total debt and capital lease obligations	1,522,461	1,000,000
Less: current portion	8,799	—
Total debt and capital lease obligations, non-current	$1,513,662	$1,000,000

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notes

In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). Our proceeds were approximately $1.5 billion and were net of an issuance discount of $6.6 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. The effective interest rate including the discount and issuance costs is 3.45% for the 2015 Notes and 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. In August 2010, we made our first semi-annual payment of $31.1 million. The proceeds from the Notes are available for general corporate purposes, including repayment of any balance outstanding on our credit facility. Based on quoted market prices, the fair value of the Notes was approximately $1.6 billion as of December 3, 2010.

We may redeem the Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of December 3, 2010, we were in compliance with all of the covenants.

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

Capital Lease Obligation

In June 2010, we entered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. This transaction was classified as a capital lease obligation and recorded at fair value. As of December 3, 2010, our capital lease obligations of $28.5 million includes $8.8 million of current debt.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18.  NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense) for fiscal 2010, 2009 and 2008 included the following (in thousands):

	2010	2009	2008
Interest and other income (expense), net:
Interest income	$21,923	$34,978	$57,588
Foreign exchange losses	(12,948)	(13,420)	(17,494)
Realized gains on fixed income investment	2,953	8,753	3,161
Realized losses on fixed income investment	—	(1)	(1,501)
Other	1,211	1,070	2,093
Interest and other income (expense), net	$13,139	$31,380	$43,847
Interest expense	$(56,952)	$(3,407)	$(10,019)
Investment gains (losses), net:
Realized investment gains	$9,819	$52	$18,398
Unrealized investment gains(*)	1,008	10,826	7,803
Realized investment losses	(9,619)	(9,019)	(1,417)
Unrealized investment losses	(7,318)	(18,825)	(8,375)
Investment gains (losses), net	$(6,110)	$(16,966)	$16,409
Non-operating income (expense), net	$(49,923)	$11,007	$50,237
_________________________________________
(*)
During fiscal 2010 and 2009, we recorded $1.2 million and $2.0 million, respectively, in net unrealized holding gains associated with our deferred compensation plan assets (classified as trading securities beginning in fiscal 2009).

NOTE 19.  INDUSTRY SEGMENT, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

We have the following reportable segments:

•
Creative Solutions—Our Creative Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of creative and developer tasks to an extended set of customers.

•
Knowledge Worker—Our Knowledge Worker segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains our Acrobat family of products.

•
Enterprise—Our Enterprise segment provides server-based Customer Experience Management Solutions to enterprise and government customers to optimize their information intensive customer-facing processes and improve the overall customer experience of their constituents. This segment contains our LiveCycle and Adobe Connect lines of products.

•	Omniture—Our Omniture segment provides Web analytics and online business optimization products and services to manage and enhance online, offline and multi-channel business initiatives.

•
Platform—Our Platform segment includes client and developer technologies, such as Adobe Flash Player, Adobe Flash Lite, Adobe AIR, Adobe Flex, Adobe Flash Builder, ColdFusion, and also encompasses products and technologies created and managed in other Adobe segments.

•
Print and Publishing—Our Print and Publishing segment addresses market opportunities ranging from the diverse publishing needs of technical and business publishing to our legacy type and OEM printing businesses.

Effective in the first quarter of fiscal 2011, we plan to modify our segments due to changes in how we operate our business. We intend to split our prior Creative Solutions segment into two new segments: Digital Media Solutions and Creative and Interactive Solutions. Digital Media Solutions will contain our imaging and video products for professionals and hobbyists, whereas Creative and Interactive Solutions will contain our Creative Suite family of products including our professional page layout and Web layout products. We also plan to merge our former Platform segment into the new Creative and Interactive Solutions segment to better align our focus with market trends and our opportunities. In addition to our business unit reorganization, we plan to move several products to different businesses. Our Scene7 products will be moved

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from our Creative Solutions business to our Omniture business; our ColdFusion products will be been moved from our Platform business to our Print and Publishing business; and our Presenter product that is part of our Adobe Connect offering will be moved from our Knowledge Worker business to our Print and Publishing business. We will adjust our reportable segments at the beginning of fiscal 2011 to reflect these changes as we enter into the new fiscal year.

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

Our segment results for fiscal 2010, 2009 and 2008 were as follows (dollars in thousands):

	Creative Solutions	Knowledge Worker	Enterprise	Omniture(1)	Platform(2)	Print and Publishing	Total
Fiscal 2010
Revenue	$2,056,546	$654,327	$355,046	$360,564	$178,906	$194,611	$3,800,000
Cost of revenue	120,744	20,266	61,726	179,461	9,991	11,314	403,502
Gross profit	$1,935,802	$634,061	$293,320	$181,103	$168,915	$183,297	$3,396,498
Gross profit as a percentage of revenue	94%	97%	83%	50%	94%	94%	89%

Fiscal 2009
Revenue	$1,702,110	$557,598	$300,870	$26,272	$181,033	$177,970	$2,945,853
Cost of revenue	152,909	29,221	58,925	15,829	21,174	18,674	296,732
Gross profit	$1,549,201	$528,377	$241,945	$10,443	$159,859	$159,296	$2,649,121
Gross profit as a percentage of revenue	91%	95%	80%	40%	88%	90%	90%

Fiscal 2008
Revenue	$2,072,835	$757,728	$306,131	$—	$231,558	$211,637	$3,579,889
Cost of revenue	160,560	43,777	85,044	—	44,344	28,905	362,630
Gross profit	$1,912,275	$713,951	$221,087	$—	$187,214	$182,732	$3,217,259
Gross profit as a percentage of revenue	92%	94%	72%	—	81%	86%	90%
_________________________________________
(1)
Fiscal 2010 and 2009 includes the integration of Omniture as a new reportable segment beginning in the fourth quarter of fiscal 2009. Fiscal 2008 does not include the impact of our acquisition of Omniture. Of the $360.6 million and $26.3 million in revenue from our Omniture segment for fiscal 2010 and 2009, respectively, approximately $309.1 million and $22.2 million, respectively, represents subscription revenue and the remaining amounts represent professional services and support.

(2)
Platform revenue includes revenue related to our Mobile client products of $25.7 million, $51.3 million and $113.1 million for fiscal 2010, 2009 and 2008, respectively, or 14%, 28% and 49% of Platform revenues, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below list our revenue and property and equipment, net, by geographic area for fiscal 2010, 2009 and 2008 (in thousands). With the exception of property and equipment, we do not identify or allocate our assets by geographic area.

Revenue	2010	2009	2008
Americas:
United States	$1,665,714	$1,244,631	$1,473,319
Other	193,309	137,940	159,507
Total Americas	1,859,023	1,382,571	1,632,826
EMEA	1,168,217	928,857	1,229,161
Asia:
Japan	477,462	410,055	450,799
Other	295,298	224,370	267,103
Total Asia	772,760	634,425	717,902
Revenue	$3,800,000	$2,945,853	$3,579,889

Property and Equipment	2010	2009
Americas:
United States	$388,863	$336,303
Other	3,369	5,806
Total Americas	392,232	342,109
EMEA	35,263	23,729
Asia:
India	13,468	14,625
Other	7,918	7,669
Total Asia	21,386	22,294
Property and equipment, net	$448,881	$388,132

Significant Customers

As listed, our significant customers are distributors who sell products across our various segments. Our significant customers, as a percentage of net revenue for fiscal 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Ingram Micro	15%	15%	18%

Receivables from our significant customers, as a percentage of gross trade receivables for fiscal 2010 and 2009 were as follows:

	2010	2009
Ingram Micro	14%	16%

NOTE 20.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	2010
(in thousands, except per share data)	Quarter Ended
	March 5	June 4	September 3	December 3
Revenue	$858,700	$943,035	$990,319	$1,007,946
Gross profit	$769,332	$835,202	$891,235	$900,729
Income before income taxes	$166,215	$194,173	$296,752	$286,011
Net income	$127,154	$148,611	$230,065	$268,850
Basic net income per share	$0.24	$0.28	$0.44	$0.53
Diluted net income per share	$0.24	$0.28	$0.44	$0.53

ADOBE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2009
(in thousands, except per share data)	Quarter Ended
	February 27	May 29	August 28	November 27
Revenue	$786,390	$704,673	$697,507	$757,283
Gross profit	$709,037	$632,665	$632,460	$674,959
Income before income taxes	$203,162	$163,730	$174,416	$160,212
Net income (loss)	$156,435	$126,071	$136,045	$(32,043)
Basic net income (loss) per share	$0.30	$0.24	$0.26	$(0.06)
Diluted net income (loss) per share	$0.30	$0.24	$0.26	$(0.06)

Our fiscal year is a 52- or 53-week year that ends on the Friday closest to November 30. Each of the fiscal quarters presented were comprised of 13 weeks with exception of the first quarter of fiscal 2010 which was comprised of 14 weeks.

NOTE 21.  SUBSEQUENT EVENTS

Subsequent to December 3, 2010, as part of our $1.6 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $125.0 million. This amount will be classified as treasury stock on our Consolidated Balance Sheets. Upon completion of the $125.0 million stock repurchase agreement, $875.0 million remains under our time-constrained dollar-based authority. See Note 14 for further discussion of our stock repurchase programs.

Subsequent to December 3, 2010, we acquired privately held Demdex, a leading data management platform company. This acquisition will not have a material impact to our consolidated balance sheets and results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Adobe Systems Incorporated:

We have audited the  accompanying consolidated balance sheets of Adobe Systems Incorporated and subsidiaries as of December 3, 2010 and November 27, 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 3, 2010. We also have audited Adobe Systems Incorporated’s internal control over financial reporting as of December 3, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Adobe System Incorporated’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adobe Systems Incorporated and subsidiaries as of December 3, 2010 and November 27, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 3, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Adobe Systems Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 3, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in notes 1 and 10 to the consolidated financial statements, the Company changed its method of accounting for multiple element revenue transactions in fiscal 2010 and its method for accounting for uncertainty in income taxes in fiscal 2008, resulting from the adoption of new accounting pronouncements.

/s/KPMG LLP
Mountain View, California
January 27, 2011

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 3, 2010. Based on their evaluation as of December 3, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 3, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 3, 2010, our internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 3, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item 10 of Form 10-K that is found in our 2011 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Stockholders (“2011 Proxy Statement”) is incorporated by reference to our 2011 Proxy Statement. The 2011 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.  For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K that is found in our 2011 Proxy Statement is incorporated by reference to our 2011 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K that is found in our 2011 Proxy Statement is incorporated by reference to our 2011 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item13 of Form 10-K that is found in our 2011 Proxy Statement is incorporated by reference to our 2011 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 of Form 10-K that is found in our 2011 Proxy Statement is incorporated by reference to our 2011 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 2011.

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

Signature	Title	Date

/s/ John E. Warnock		January 27, 2011
John E. Warnock	Chairman of the Board of Directors

/s/ Charles M. Geschke		January 27, 2011
Charles M. Geschke	Chairman of the Board of Directors

/s/ Shantanu narayen		January 27, 2011
Shantanu Narayen	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark Garrett		January 27, 2011
Mark Garrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard T. Rowley		January 27, 2011
Richard T. Rowley	Vice President and Principal Accounting Officer

/s/ Edward W. Barnholt		January 27, 2011
Edward W. Barnholt	Director

/s/ Robert K. Burgess		January 27, 2011
Robert K. Burgess	Director

Signature	Title	Date

/s/ Michael R. Cannon		January 27, 2011
Michael R. Cannon	Director

/s/ James E. Daley		January 27, 2011
James E. Daley	Director

/s/ Carol Mills		January 27, 2011
Carol Mills	Director

/s/ Daniel L. Rosensweig		January 27, 2011
Daniel L. Rosensweig	Director

/s/ Robert Sedgewick		January 27, 2011
Robert Sedgewick	Director

SUMMARY OF TRADEMARKS

    The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-K:

Adobe
Adobe Connect
Adobe DataWarehouse
Adobe Discover
Adobe Genesis
Acrobat
ActionScript
Adobe AIR
Adobe Audition
Adobe Premiere
Adobe SiteSearch
Adobe Type Manager
After Effects
AIR
Authorware
BusinessCatalyst
Buzzword
Captivate
ColdFusion
ColdFusion Builder
Communiqué
Contribute
Creative Suite
CS Live
Director
Dreamweaver
Encore
Fireworks
Flash
Flash Access
Flash Builder
Flash Catalyst
Flash Lite
Flex
Font Folio
FrameMaker
FreeHand
HBX
Illustrator
InCopy
InDesign
JRun
Lightroom
LiveCycle
Omniture
Open Screen Project
Ovation
PageMaker
Photoshop
PostScript
Reader
RoboHelp
Scene7
Shockwave
SiteCatalyst
SiteCatalyst NetAverages
Soundbooth
Test&Target
Version Cue

SUMMARY OF TRADEMARKS (Continued)

Visual Communicator

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Bylaws	8-K	1/13/09	3.1

3.2	Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	7/16/01	3.6

3.2.1	Certificate of Correction of Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	4/11/03	3.6.1

3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/08/03	3.3

4.2	Specimen Common Stock Certificate	S-3	1/15/10	4.3

4.3	Form of Indenture	S-3	1/15/10	4.1

4.4	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/10	4.1

10.1	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/09/10	10.1

10.2	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.3	1997 Employee Stock Purchase Plan, as amended*	10-Q	10/08/10	10.3

10.4	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.5	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.6	1999 Nonstatutory Stock Option Plan, as amended*	S-8	10/29/01	4.6

10.7	2003 Equity Incentive Plan, as amended and restated*	8-K	4/20/10	10.1

10.8	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4

10.9	Form of Indemnity Agreement*	10-Q	6/26/09	10.12

10.10	Forms of Retention Agreement*	10-K	11/28/97	10.44

10.11	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/07/04	10.14

10.12	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

10.13	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.14	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	8-K	12/20/10	99.2

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.15	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.3

10.16	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/07/04	10.11

10.17	2008 Executive Officer Annual Incentive Plan*	8-K	1/30/08	10.4

10.18	2005 Equity Incentive Assumption Plan, as amended*	10-Q	4/09/10	10.19

10.19	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10

10.20	Allaire Corporation 1997 Stock Incentive Plan*	S-8	3/27/01	4.06

10.21	Allaire Corporation 1998 Stock Incentive Plan*	S-8	3/27/01	4.07

10.22	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08

10.23	Andromedia, Inc. 1999 Stock Plan*	S-8	12/07/99	4.09

10.24	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.25	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07

10.26	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	8/03/01	10.01

10.27	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	8/10/05	4.08

10.28	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.29	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.30	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/08/05	10.01

10.31	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.1

10.32	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.33	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.34	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.35	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.1

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.36	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.2

10.37	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3

10.38	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4

10.39	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.40	Second Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of December 17, 2010*				X

10.41	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*				X

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.42	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.43	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

10.44	Credit Agreement, dated as of February 16, 2007, among Adobe Systems Incorporated and Certain Subsidiaries as Borrowers; BNP Paribas, Keybank National Association, and UBS Loan Finance LLC as Co-Documentation Agents; JPMorgan Chase Bank, N.A. as Syndication Agent; Bank of America, N.A. as Administrative Agent and Swing Line Lender; the Other Lenders Party Thereto; and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	8/16/07	10.1

10.45	Amendment to Credit Agreement, dated as of August 13, 2007, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	8/16/07	10.2

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.46	Second Amendment to Credit Agreement, dated as of February 26, 2008, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	2/29/08	10.1

10.47	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.48	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8

10.49	Form of Director Initial Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6

10.50	Form of Director Annual Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7

10.51	Description of 2009 Director Compensation*	10-K	1/23/09	10.63

10.52	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

10.53	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/04/06	10.2A

10.54	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/04/06	10.2B

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.55	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/09/06	10.2C

10.56	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	08/06/09	10.3

10.57	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9

10.58	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10

10.59	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5

10.60	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6

10.61	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A

10.62	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.63	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7

10.64	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.5

10.65	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.6

10.66	Description of 2010 Director Compensation*	10-K	1/22/10	10.71

10.67	Form of Performance Share Program Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	12/20/10	99.5

10.68	2010 Performance Share Program Award Calculation Methodology pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.3

10.69	Fiscal Year 2010 Executive Annual Incentive Plan*	8-K	1/29/10	10.4

10.70	Day Software Holding AG International Stock Option/Stock Issuance Plan*	S-8	11/01/10	99.1

10.71	Day Interactive Holding AG U.S. Stock Option/ Stock Issuance Plan*	S-8	11/01/10	99.2

10.72	Form of Restricted Stock Unit Award Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.9

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.73	Description of 2011 Director Compensation*	X

12.1	Ratio of Earnings to Fixed Charges	X

21	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP	X

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)	X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†	X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†	X

101.INS	XBRL Instance††	X

101.SCH	XBRL Taxonomy Extension Schema††	X

101.CAL	XBRL Taxonomy Extension Calculation††	X

101.LAB	XBRL Taxonomy Extension Labels††	X

Exhibit		Incorporated by Reference**			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

101.PRE	XBRL Taxonomy Extension Presentation††	X

101.DEF	XBRL Taxonomy Extension Definition††	X
_________________________________________
*	Compensatory plan or arrangement.

**	References to Exhibits 10.20 through 10.30 are to filings made by Macromedia, Inc. References to Exhibits 10.53 through 10.65 are to filings made by Omniture, Inc.

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