Form 10-Q
period 2011-03-04
ADOBE SYSTEMS INC
filed 2011-04-08
CIK 796343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 4, 2011

 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock as of April 1, 2011 was 504,458,624.

ADOBE SYSTEMS INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 4, 2011	December 3, 2010
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$900,156	$749,891
Short-term investments	1,736,679	1,718,124
Trade receivables, net of allowances for doubtful accounts of $15,575 and $15,233, respectively	533,353	554,328
Deferred income taxes	66,928	83,247
Prepaid expenses and other current assets	113,682	110,460
Total current assets	3,350,798	3,216,050
Property and equipment, net	453,497	448,881
Goodwill	3,686,073	3,641,844
Purchased and other intangibles, net	447,616	457,263
Investment in lease receivable	207,239	207,239
Other assets	164,801	169,871
Total assets	$8,310,024	$8,141,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$54,742	$52,432
Accrued expenses	458,463	564,275
Capital lease obligations	8,900	8,799
Accrued restructuring	6,759	8,119
Income taxes payable	57,096	53,715
Deferred revenue	399,572	380,748
Total current liabilities	985,532	1,068,088
Long-term liabilities:
Debt and capital lease obligations	1,511,553	1,513,662
Deferred revenue	43,826	48,929
Accrued restructuring	7,307	8,254
Income taxes payable	170,721	164,713
Deferred income taxes	120,756	103,098
Other liabilities	44,922	42,017
Total liabilities	2,884,617	2,948,761
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 900,000 shares authorized; 600,834 shares issued; 504,987 and 501,897 shares outstanding, respectively	61	61
Additional paid-in-capital	2,529,789	2,458,278
Retained earnings	6,045,631	5,980,914
Accumulated other comprehensive income	28,695	17,428
Treasury stock, at cost (95,847 and 98,937 shares, respectively), net of reissuances	(3,178,769)	(3,264,294)
Total stockholders’ equity	5,425,407	5,192,387
Total liabilities and stockholders’ equity	$8,310,024	$8,141,148
_________________________________________
(*)    The Condensed Consolidated Balance Sheet at December 3, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 4, 2011	March 5, 2010
Revenue:
Products	$842,689	$703,938
Subscription	106,171	95,507
Services and support	78,846	59,255
Total revenue	1,027,706	858,700
Cost of revenue:
Products	30,717	23,510
Subscription	47,878	45,735
Services and support	29,044	20,123
Total cost of revenue	107,639	89,368
Gross profit	920,067	769,332
Operating expenses:
Research and development	178,400	174,340
Sales and marketing	328,078	297,294
General and administrative	100,979	91,046
Restructuring charges	41	11,622
Amortization of purchased intangibles	10,235	18,197
Total operating expenses	617,733	592,499
Operating income	302,334	176,833
Non-operating income (expense):
Interest and other income (expense), net	(817)	611
Interest expense	(17,020)	(7,695)
Investment gains (losses), net	1,590	(3,534)
Total non-operating income (expense), net	(16,247)	(10,618)
Income before income taxes	286,087	166,215
Provision for income taxes	51,496	39,061
Net income	$234,591	$127,154
Basic net income per share	$0.47	$0.24
Shares used to compute basic net income per share	504,134	524,173
Diluted net income per share	$0.46	$0.24
Shares used to compute diluted net income per share	511,345	532,645

  See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 4, 2011	March 5, 2010
Cash flows from operating activities:
Net income	$234,591	$127,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	66,286	68,581
Stock-based compensation	70,992	64,480
Deferred income taxes	28,645	(157,932)
Unrealized (gains) losses on investments	(1,330)	2,331
Tax benefit from employee stock option plans	—	35,609
Other non-cash items	2,703	1,313
Excess tax benefits from stock-based compensation	—	(7,058)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade receivables, net	20,605	59,601
Prepaid expenses and other current assets	(2,716)	4,180
Trade payables	2,310	(14,716)
Accrued expenses	(110,084)	(54,292)
Accrued restructuring	(2,526)	(18,716)
Income taxes payable	8,905	106,740
Deferred revenue	13,721	42,586
Net cash provided by operating activities	332,102	259,861
Cash flows from investing activities:
Purchases of short-term investments	(375,077)	(400,054)
Maturities of short-term investments	134,296	78,958
Proceeds from sales of short-term investments	217,407	140,611
Purchases of property and equipment	(32,421)	(25,547)
Acquisitions, net of cash acquired	(36,572)	—
Purchases of long-term investments and other assets	(5,389)	(5,747)
Proceeds from sale of long-term investments	2,755	719
Other	(124)	2,341
Net cash used for investing activities	(95,125)	(208,719)
Cash flows from financing activities:
Purchases of treasury stock	(125,000)	(20)
Proceeds from issuance of treasury stock	40,651	49,824
Excess tax benefits from stock-based compensation	—	7,058
Proceeds from debt	—	1,493,439
Repayment of debt and capital lease obligations	(2,169)	(1,000,058)
Debt issuance costs	—	(10,142)
Net cash (used for) provided by financing activities	(86,518)	540,101
Effect of foreign currency exchange rates on cash and cash equivalents	(194)	(1,288)
Net increase in cash and cash equivalents	150,265	589,955
Cash and cash equivalents at beginning of period	749,891	999,487
Cash and cash equivalents at end of period	$900,156	$1,589,442
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$16,413	$54,664
Cash paid for interest	$31,623	$2,617
Non-cash investing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$549	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

ADOBE SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. Certain immaterial prior year amounts have been reclassified to conform to current year presentation in the Condensed Consolidated Statements of Cash Flows. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 3, 2010 on file with the SEC. The three months ended March 5, 2010 financial results benefited from an extra week in the first quarter of fiscal 2010 due to our 52/53 week financial calendar whereby fiscal 2010 was a 53-week year compared with fiscal 2011 which is a 52-week year.
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 3, 2010.
Recent Accounting Pronouncements
There have been no new accounting pronouncements during the three months ended March 4, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 3, 2010, that are of significance, or potential significance, to us.

NOTE 2.  ACQUISITIONS
Demdex
On January 18, 2011, we completed our acquisition of privately held Demdex, a data management platform company. The impact of this acquisition was not material to our consolidated balance sheets and results of operations.
Day Software Holding AG
On October 28, 2010, we completed our acquisition of Day Software Holding AG (“Day”), a provider of Web content management solutions that many leading global enterprises rely on for Web 2.0 content application and content infrastructure. Day is based in Basel, Switzerland and Boston, Massachusetts. We believe that our acquisition of Day has enabled us to provide comprehensive solutions to create, manage, deliver and optimize Web content. Following the closing, we integrated Day as a product line within our Enterprise segment for financial reporting purposes. We have included the financial results of Day in our Condensed Consolidated Financial Statements beginning on the acquisition date.
Under the acquisition method of accounting, the total preliminary purchase price was allocated to Day's net tangible and intangible assets based upon their estimated fair values as of October 28, 2010. The total preliminary purchase price for Day was approximately $248.3 million of which approximately $157.0 million was allocated to goodwill, $79.2 million to substantially all of the identifiable intangible assets and $9.0 million to net tangible assets. The impact of this acquisition was not material to our consolidated balance sheets and results of operations.

NOTE 3.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. We classify all of our cash equivalents and short-term investments as “available-for-sale.” In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. Gains and losses are recognized when realized in our Condensed Consolidated Statements of Income. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in income. Gains and losses are determined using the specific identification method.

Cash, cash equivalents and short-term investments consisted of the following as of March 4, 2011 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$87,027	$—	$—	$87,027
Cash equivalents:
Commerical paper	60,240	—	—	60,240
Foreign government securities	4,299	—	—	4,299
Money market mutual funds and repurchase agreements	671,614	—	—	671,614
Municipal securities	970	—	—	970
Time deposits	60,502	—	—	60,502
U.S. agency securities	3,999	—	—	3,999
U.S. Treasury securities	11,506	—	(1)	11,505
Total cash equivalents	813,130	—	(1)	813,129
Total cash and cash equivalents	900,157	—	(1)	900,156
Short-term fixed income securities:
Corporate bonds and commercial paper	967,463	6,988	(1,719)	972,732
Foreign government securities	16,500	159	—	16,659
Municipal securities	119,085	76	(35)	119,126
U.S. agency securities	215,385	678	(254)	215,809
U.S. Treasury securities	396,815	2,155	(461)	398,509
Subtotal	1,715,248	10,056	(2,469)	1,722,835
Marketable equity securities	11,034	2,810	—	13,844
Total short-term investments	1,726,282	12,866	(2,469)	1,736,679
Total cash, cash equivalents and short-term investments	$2,626,439	$12,866	$(2,470)	$2,636,835

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of December 3, 2010 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$98,691	$—	$—	$98,691
Cash equivalents:
Commercial paper	41,389	—	—	41,389
Money market mutual funds and repurchase agreements	477,259	—	—	477,259
Municipal securities	350	—	—	350
Time deposits	64,006	—	—	64,006
U.S. Treasury securities	68,195	1	—	68,196
Total cash equivalents	651,199	1	—	651,200
Total cash and cash equivalents	749,890	1	—	749,891
Short-term fixed income securities:
Corporate bonds and commerical paper	977,889	8,079	(1,450)	984,518
Foreign government securities	33,079	309	(2)	33,386
Municipal securities	119,608	29	(32)	119,605
U.S. agency securities	229,772	778	(179)	230,371
U.S. Treasury securities	336,441	2,828	(209)	339,060
Subtotal	1,696,789	12,023	(1,872)	1,706,940
Marketable equity securities	11,196	1,122	(1,134)	11,184
Total short-term investments	1,707,985	13,145	(3,006)	1,718,124
Total cash, cash equivalents and short-term investments	$2,457,875	$13,146	$(3,006)	$2,468,015

See Note 4 for further information regarding the fair value of our financial instruments.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in a continuous unrealized loss position for less than twelve months, as of March 4, 2011 and December 3, 2010 (in thousands):

	2011		2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commnerical paper	$258,438	$(1,719)	$257,615	$(1,450)
Foreign government securities	—	—	4,531	(2)
Marketable equity securities	—	—	9,380	(1,134)
Municipal securities	41,465	(35)	43,028	(32)
U.S. Treasury and agency securities	204,967	(716)	192,702	(388)
Total	$504,870	$(2,470)	$507,256	$(3,006)

As of March 4, 2011 and December 3, 2010, there were no securities in a continuous unrealized loss position for more than twelve months. There were 177 securities and 168 securities that were in an unrealized loss position at March 4, 2011 and at December 3, 2010, respectively.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of March 4, 2011 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$689,449	$691,668
Due within two years	521,950	525,443
Due within three years	425,782	426,909
Due after three years	78,067	78,815
Total	$1,715,248	$1,722,835

We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment's amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to interest and other income, net in our Condensed Consolidated Statements of Income. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity in our Condensed Consolidated Balance Sheets. For equity securities, the write-down would be recorded to investment gains (losses), net in our Condensed Consolidated Statements of Income. As of March 4, 2011, we did not consider any of our investments to be other-than-temporarily impaired.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4.  FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the three months ended March 4, 2011.
The fair value of our financial assets and liabilities at March 4, 2011 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Commercial paper	$60,240	$—	$60,240	$—
Foreign Government Securities	4,299	—	4,299	—
Money market mutual funds and repurchase agreements	671,614	671,614	—	—
Municipal securities	970	—	970	—
Time deposits	60,502	60,502	—	—
U.S. agency securities	3,999	—	3,999	—
U.S. Treasury securities	11,505	—	11,505	—
Short-term investments:
Corporate bonds and commercial paper	972,732	—	972,732	—
Foreign government securities	16,659	—	16,659	—
Marketable equity securities	13,844	13,844	—	—
Municipal securities	119,126	—	119,126	—
U.S. agency securities	215,809	—	215,809	—
U.S. Treasury securities	398,509	—	398,509	—
Prepaid expenses and other current assets:
Foreign currency derivatives	7,649	—	7,649	—
Other assets:
Deferred compensation plan assets	13,148	635	12,513	—
Total assets	$2,570,605	$746,595	$1,824,010	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$7,192	$—	$7,192	$—
Total liabilities	$7,192	$—	$7,192	$—

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of our financial assets and liabilities at December 3, 2010 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Commercial paper	$41,389	$—	$41,389	$—
Money market mutual funds and repurchase agreements	477,259	477,259	—	—
Municipal securities	350	—	350	—
Time deposits	64,006	64,006	—	—
U.S. Treasury securities	68,196	—	68,196	—
Short-term investments:
Corporate bonds and commercial paper	984,518	—	984,518	—
Foreign government securities	33,386	—	33,386	—
Marketable equity securities	11,184	11,184	—	—
Municipal securities	119,605	—	119,605	—
U.S. agency securities	230,371	—	230,371	—
U.S. Treasury securities	339,060	—	339,060	—
Prepaid expenses and other current assets:
Foreign currency derivatives	18,821	—	18,821	—
Other assets:
Deferred compensation plan assets	11,071	617	10,454	—
Total assets	$2,399,216	$553,066	$1,846,150	$—

Liabilities:
Accrued expenses:
Foreign currency derivatives	$1,945	$—	$1,945	$—
Total liabilities	$1,945	$—	$1,945	$—

See Note 3 for further information regarding the fair value of our financial instruments.
Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers with a minimum credit rating of A- and a weighted average credit rating of AA. We value these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, we classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.
We also have direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write-down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

performance and any other readily available market data. For the three months ended March 4, 2011, we determined there were no other-than-temporary impairments on our cost method investments. See Note 7 for further information regarding our cost method investments.

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
We recognize derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income in our Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net in our Condensed Consolidated Statements of Income at that time.
We also hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded to interest and other income (expense), net in our Condensed Consolidated Statements of Income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.
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
The aggregate fair value of derivative instruments in net asset positions as of March 4, 2011 and December 3, 2010 was $7.6 million and $18.8 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $7.2 million and $1.9 million, respectively, of liabilities included in master netting arrangements with those same counterparties.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of derivative instruments on our Condensed Consolidated Balance Sheets as of March 4, 2011 and December 3, 2010 were as follows (in thousands):

	2011		2010
	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange option contracts(3)	$5,175	$—	$6,092	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	2,474	7,192	12,729	1,945
Total derivatives	$7,649	$7,192	$18,821	$1,945
_________________________________________

(1)	Included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

(2)	Included in accrued expenses on our Condensed Consolidated Balance Sheets.

(3)	Hedging effectiveness expected to be recognized to income within the next twelve months.

The effect of derivative instruments designated as cash flow hedges and of derivative instruments not designated as hedges in our Condensed Consolidated Statements of Income for three months ended March 4, 2011 and March 5, 2010 was as follows (in thousands):

	2011		2010
	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts	Foreign Exchange Option Contracts	Foreign Exchange Forward Contracts
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax(1)	$67	$—	$10,364	$—
Net gain (loss) reclassified from accumulated OCI into income, net of tax(2)	$—	$—	$—	$—
Net gain (loss) recognized in income(3)	$(8,306)	$—	$(3,921)	$—
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in income(4)	$—	$(10,150)	$—	$11,040
_________________________________________

(1)	Net change in the fair value of the effective portion classified in other comprehensive income ("OCI").

(2)	Effective portion classified as revenue.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in interest and other income (expense), net.

(4)	Classified in interest and other income (expense), net.

NOTE 6.  GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Goodwill as of March 4, 2011 and December 3, 2010 was $3.686 billion and $3.642 billion, respectively. The increase is due to our acquisition of Demdex and foreign currency translation adjustments offset in part by insignificant adjustments to our Day preliminary purchase price allocation.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Purchased and other intangible assets subject to amortization as of March 4, 2011 and December 3, 2010 was as follows (in thousands):

	2011			2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Purchased technology	$274,258	$(73,750)	$200,508	$260,198	$(61,987)	$198,211
Localization	$15,489	$(10,422)	$5,067	$14,768	$(9,355)	$5,413
Trademarks	172,053	(137,784)	34,269	172,019	(136,480)	35,539
Customer contracts and relationships	400,285	(205,850)	194,435	398,421	(197,459)	200,962
Other intangibles	52,503	(39,166)	13,337	51,265	(34,127)	17,138
Total other intangible assets	$640,330	$(393,222)	$247,108	$636,473	$(377,421)	$259,052
Purchased and other intangible assets, net	$914,588	$(466,972)	$447,616	$896,671	$(439,408)	$457,263

Amortization expense related to purchased and other intangible assets was $30.0 million and $36.9 million for the three months ended March 4, 2011 and March 5, 2010, respectively. Of these amounts, $19.7 million and $18.7 million were included in cost of sales for the three months ended March 4, 2011 and March 5, 2010, respectively.
As of March 4, 2011, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year	Purchased Technology	Other Intangible Assets
Remainder of 2011	$33,878	$43,758
2012	44,080	30,389
2013	40,045	27,419
2014	37,032	26,420
2015	34,341	25,995
Thereafter	11,132	93,127
Total expected amortization expense	$200,508	$247,108

NOTE 7.  OTHER ASSETS

Other assets as of March 4, 2011 and December 3, 2010 consisted of the following (in thousands):

	2011	2010
Acquired rights to use technology	$68,239	$71,521
Investments	22,581	25,018
Deferred compensation plan assets	13,148	11,071
Prepaid land lease	13,175	13,215
Security and other deposits	11,415	11,266
Debt issuance costs	9,362	9,574
Prepaid royalties	6,623	7,726
Restricted cash	2,623	2,499
Prepaid rent	639	787
Other(*)	16,996	17,194
Other assets	$164,801	$169,871
_________________________________________
(*)    Fiscal 2011 and 2010 includes a tax asset of approximately $11.0 million related to an acquired entity.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Investments represent our direct investments in privately held companies which are accounted for based on the cost method. We assess these investments for impairment in value as circumstances dictate.

NOTE 8.  ACCRUED EXPENSES

Accrued expenses as of March 4, 2011 and December 3, 2010 consisted of the following (in thousands):

	2011	2010
Accrued compensation and benefits	$165,912	$290,366
Sales and marketing allowances	38,827	38,706
Accrued marketing	39,571	26,404
Taxes payable	24,289	21,800
Accrued interest expense	5,811	21,203
Other	184,053	165,796
Accrued expenses	$458,463	$564,275

Other primarily includes general corporate accruals for local and regional expenses and technical support. Other is also comprised of deferred rent related to office locations with rent escalations, accrued royalties and foreign currency liability derivatives.

NOTE 9.  INCOME TAXES

The gross liability for unrecognized tax benefits at March 4, 2011 was $163.5 million, exclusive of interest and penalties. If the total unrecognized tax benefits at March 4, 2011 were recognized in the future, $147.3 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $16.2 million federal benefit related to deducting certain payments on future state tax returns.
As of March 4, 2011, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $15.2 million. This amount is included in non-current income taxes payable.
The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described, we can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $5 million. These amounts would decrease income tax expense.

NOTE 10.  STOCK-BASED COMPENSATION

The assumptions used to value option grants during the three months ended March 4, 2011 and March 5, 2010 were as follows:

	2011	2010
Expected life (in years)	3.8 - 4.1	3.8 - 4.1
Volatility	31 - 35%	31 - 36%
Risk free interest rate	1.46 - 1.92%	1.76 - 1.97%

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The expected life of employee stock purchase plan (“ESPP”) shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights during the three months ended March 4, 2011 and March 5, 2010 were as follows:

	2011	2010
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	32 - 34%	32%
Risk free interest rate	0.19 - 0.61%	0.18 - 1.09%

Summary of Stock Options
Option activity for the three months ended March 4, 2011 and the fiscal year ended December 3, 2010 was as follows (in thousands):

	2011	2010
Beginning outstanding balance	37,075	41,251
Granted	4,095	3,198
Exercised	(2,244)	(5,196)
Cancelled	(527)	(2,908)
Increase due to acquisition	130	730
Ending outstanding balance	38,529	37,075

Information regarding stock options outstanding at March 4, 2011 and March 5, 2010 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2011
Options outstanding	38,529	$31.18	3.80	$203.1
Options vested and expected to vest	36,857	$31.22	3.70	$194.6
Options exercisable	26,948	$31.92	2.95	$133.1
2010
Options outstanding	41,356	$30.27	4.29	$254.7
Options vested and expected to vest	39,258	$30.32	4.19	$241.2
Options exercisable	26,270	$30.55	3.39	$158.9
_________________________________________
(*)    The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. As reported by the NASDAQ Global Select Market, the market values as of March 4, 2011 and March 5, 2010 were $35.27 and $35.16, respectively.
Summary of Employee Stock Purchase Plan Shares
Employees purchased 1.4 million shares at an average price of $20.61 and 1.3 million shares at an average price of $20.20 for the three months ended March 4, 2011 and March 5, 2010, respectively. The intrinsic value of shares purchased during the three months ended March 4, 2011 and March 5, 2010 was $15.3 million and $21.4 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Restricted Stock Units
Restricted stock unit activity for the three months ended March 4, 2011 and the fiscal year ended December 3, 2010 was as follows (in thousands):

	2011	2010
Beginning outstanding balance	13,890	10,433
Awarded	6,831	7,340
Released	(2,567)	(2,589)
Forfeited	(290)	(1,294)
Increase due to acquisition	59	—
Ending outstanding balance	17,923	13,890

Information regarding restricted stock units outstanding at March 4, 2011 and March 5, 2010 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2011
Restricted stock units outstanding	17,923	1.92	$632.1
Restricted stock units vested and expected to vest	13,661	1.75	$481.1
2010
Restricted stock units outstanding	14,142	2.08	$497.2
Restricted stock units vested and expected to vest	10,527	1.90	$369.8
_________________________________________
(*)    The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of March 4, 2011 and March 5, 2010 were $35.27 and $35.16, respectively.
Summary of Performance Shares
Effective January 24, 2011, the Executive Compensation Committee adopted the 2011 Performance Share Program (the "2011 Program"). The purpose of the 2011 Program is to align key management and senior leadership with stockholders’ interests and to retain key employees. The measurement period for the 2011 Program is our fiscal 2011 year. All members of our executive management and other key senior management are participating in the 2011 Program. Awards granted under the 2011 Program are granted in the form of performance shares pursuant to the terms of our 2003 Equity Incentive Plan. If pre-determined performance goals are met, shares of stock will be granted to the recipient, with one third vesting on the later of the date of certification of achievement or the first anniversary date of the grant, and the remaining two thirds vesting evenly on the following two annual anniversary dates of the grant, contingent upon the recipient's continued service to Adobe. Participants in the 2011 Program have the ability to receive up to 150% of the target number of shares originally granted.
The following table sets forth the summary of performance share activity under our 2011 Program for the three months ended March 4, 2011 (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	—	—
Awarded	425	638
Forfeited	—	—
Ending outstanding balance	425	638

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In the first quarter of fiscal 2011, the Executive Compensation Committee certified the actual performance achievement of participants in the 2010 Performance Share Program (the "2010 Program"). Based upon the achievement of goals outlined in the 2010 Program, participants had the ability to receive up to 150% of the target number of shares originally granted. Actual performance resulted in participants achieving 135% of target or approximately 0.3 million shares for the 2010 Program. One third of the shares under the 2010 Program vested in the first quarter of fiscal 2011 and the remaining two thirds vest evenly on the following two annual anniversary dates of the grant, contingent upon the recipient's continued service to Adobe.
The performance metrics under the 2009 Performance Share Program were not achieved and therefore no shares were awarded.

The following table sets forth the summary of performance share activity under our 2007, 2008 and 2010 programs, based upon share awards actually achieved, for the three months ended March 4, 2011 and the fiscal year ended December 3, 2010 (in thousands):

	2011	2010
Beginning outstanding balance	557	950
Achieved	337	—
Released	(415)	(350)
Forfeited	(10)	(43)
Ending outstanding balance	469	557

Information regarding performance shares outstanding at March 4, 2011 and March 5, 2010 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(*) (millions)
2011
Performance shares outstanding	469	1.11	$16.6
Performance shares vested and expected to vest	401	1.08	$13.9
2010
Performance shares units outstanding	607	1.28	$21.3
Performance shares vested and expected to vest	505	1.23	$17.6
_________________________________________
(*)    The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market values as of March 4, 2011 and March 5, 2010 were $35.27 and $35.16, respectively.

Compensation Costs
As of March 4, 2011, there was $517.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation costs that have been included in our Condensed Consolidated Statements of Income for the three months ended March 4, 2011 and March 5, 2010 were as follows (in thousands):

	2011		2010
Income Statement Classifications	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards	Option Grants and Stock Purchase Rights	Restricted Stock and Performance Share Awards
Cost of revenue—subscription	$192	$321	$—	$—
Cost of revenue—services and support	1,095	2,075	417	531
Research and development	6,755	20,578	12,054	15,361
Sales and marketing	7,550	16,416	12,086	12,435
General and administrative	5,949	10,061	5,610	5,986
Total	$21,541	$49,451	$30,167	$34,313

NOTE 11.  RESTRUCTURING CHARGES

Fiscal 2009 Restructuring Plan
In the fourth quarter of fiscal 2009, in order to appropriately align our costs in connection with our fiscal 2010 operating plan, we initiated a restructuring plan consisting of reductions in workforce and the consolidation of facilities. The restructuring activities related to this program affected only those employees and facilities that were associated with Adobe prior to the acquisition of Omniture on October 23, 2009.
Total costs incurred for termination benefits through the first quarter of fiscal 2011 was $40.0 million. Total costs incurred to date and expected to be incurred for closing redundant facilities are $8.9 million and $12.6 million, respectively.
Omniture Restructuring Plan
We completed our acquisition of Omniture on October 23, 2009. In the fourth quarter of fiscal 2009, we initiated a plan to restructure the pre-merger operations of Omniture to eliminate certain duplicative activities, focus our resources on future growth opportunities and reduce our cost structure. In connection with this restructuring plan, we accrued a total of approximately $11.8 million in costs related to termination benefits, the closure of duplicative facilities and cancellation of certain contracts associated with the wind-down of subsidiaries and other service contracts held by Omniture through the first quarter of fiscal 2011. Substantially all of these costs were recorded as a part of the purchase price allocation.
Fiscal 2008 Restructuring Plan
In the fourth quarter of fiscal 2008, we initiated a restructuring program consisting of reductions in workforce and the consolidation of facilities, in order to reduce our operating costs and focus our resources on key strategic priorities. In connection with the restructuring plan, we recognized costs related to termination benefits for employee positions that were eliminated and for the closure of duplicative facilities. Total costs incurred to date for termination benefits was $35.2 million and was completed during the first quarter of fiscal 2011. Total costs incurred to date and expected to be incurred for closing redundant facilities are $8.7 million and $8.8 million, respectively.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Restructuring Plans
The following table sets forth a summary of restructuring activities related to all of our restructuring plans described above during the three months ended March 4, 2011 (in thousands):

	December 3, 2010	Costs Incurred	Cash Payments	Other Adjustments	March 4, 2011
Fiscal 2009 Plan:
Termination benefits	$1,573	$—	$(297)	$(41)	$1,235
Cost of closing redundant facilities	7,302	—	(1,055)	199	6,446
Omniture Plan:
Termination benefits	486	—	—	21	507
Cost of closing redundant facilities	2,720	—	(444)	15	2,291
Contract termination	179	—	—	—	179
Fiscal 2008 Plan:
Termination benefits	300	—	(164)	(136)	—
Cost of closing redundant facilities	2,149	—	(99)	203	2,253
Macromedia Plan:
Cost of closing redundant facilities	1,658	—	(504)	—	1,154
Other	6	—	(5)	—	1
Total restructuring plans	$16,373	$—	$(2,568)	$261	$14,066

Accrued restructuring charges of approximately $14.1 million at March 4, 2011 includes $6.8 million recorded in accrued restructuring, current and $7.3 million related to long-term facilities obligations recorded in accrued restructuring, non-current on our Condensed Consolidated Balance Sheets. We expect to pay accrued termination benefits through the second quarter of fiscal 2011 and facilities-related liabilities under contract through fiscal 2021.

NOTE 12.  STOCKHOLDERS’ EQUITY

Retained Earnings
The changes in retained earnings for the three months ended March 4, 2011 were as follows (in thousands):

Balance as of December 3, 2010	$5,980,914
Net income	234,591
Re-issuance of treasury stock	(169,874)
Balance as of March 4, 2011	$6,045,631
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comprehensive Income
The following table sets forth the activity for each component of comprehensive income, net of related taxes, for the three months ended March 4, 2011 and March 5, 2010 (in thousands):

	2011	2010
	Increase/(decrease)
Net income	$234,591	$127,154
Other comprehensive income:
Available-for-sale securities:
Unrealized gains on available-for-sale securities	(53)	(758)
Reclassification adjustment for gains on available-for-sale securities recognized during the period	(544)	(344)
Subtotal available-for-sale securities	(597)	(1,102)
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments	(67)	10,364
Reclassification adjustment for gains on derivative instruments recognized during the period	—	—
Subtotal derivatives designated as hedging instruments	(67)	10,364
Foreign currency translation adjustments	11,931	(4,599)
Other comprehensive income	11,267	4,663
Total comprehensive income, net of taxes	$245,858	$131,817
The following table sets forth the components of accumulated other comprehensive income, net of related taxes, as of March 4, 2011 and December 3, 2010 (in thousands):

	2011	2010
Net unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	$11,430	$12,138
Unrealized losses on available-for-sale securities	(2,382)	(2,493)
Total net unrealized gains on available-for-sale securities	9,048	9,645
Net unrealized gains on derivative instruments designated as hedging instruments	84	151
Cumulative foreign currency translation adjustments	19,563	7,632
Total accumulated other comprehensive income, net of taxes	$28,695	$17,428
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
During the three months ended March 4, 2011, we entered into a structured stock repurchase agreement with a large financial institution, whereupon we provided them with a prepayment of $125.0 million. We did not enter into any new structured repurchase agreements during the three months ended March 5, 2010. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended March 4, 2011, we repurchased approximately 2.5 million shares at an average price of $32.84 through structured repurchase agreements entered into during the three months ended March 4, 2011. During the three months ended March 5, 2010, we repurchased approximately 1.7 million shares at an average price of $36.21 through structured repurchase agreements entered into during fiscal 2009.
As of March 4, 2011 and December 3, 2010, the prepayments were classified as treasury stock on our Condensed Consolidated Balance Sheets at the payment date, though only shares physically delivered to us by the financial statement date were excluded from the computation of earnings per share. As of March 4, 2011, approximately $41.6 million of payments remained under these agreements. As of March 5, 2010, there were no up-front payments remaining under the agreements.
Subsequent to March 4, 2011, as part of our $1.6 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $420.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $420.0 million stock repurchase agreement, $455.0 million remains under our time-constrained dollar-based authority. See Note 18 for further discussion of our stock repurchase program.

NOTE 13.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 4, 2011 and March 5, 2010 (in thousands, except per share data):

	2011	2010
Net income	$234,591	$127,154
Shares used to compute basic net income per share	504,134	524,173
Dilutive potential common shares:
Unvested restricted stock and performance share awards	3,764	3,078
Stock options	3,447	5,394
Shares used to compute diluted net income per share	511,345	532,645
Basic net income per share	$0.47	$0.24
Diluted net income per share	$0.46	$0.24
For the three months ended March 4, 2011, options to purchase approximately 21.9 million shares of common stock with exercise prices greater than the average fair market value of our stock of $32.35 were not included in the calculation because the effect would have been anti-dilutive. Comparatively, for the three months ended March 5, 2010, options to purchase approximately 17.5 million shares of common stock with exercise prices greater than the average fair market value of our stock of $35.13 were not included in the calculation because the effect would have been anti-dilutive.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

Lease Commitments
We occupy three office buildings in San Jose, California where our corporate headquarters are located. We reference these office buildings as the Almaden Tower and the East and West Towers.
In August 2004, we extended the lease agreement for our East and West Towers for an additional five years with an option to extend for an additional five years solely at our election. In June 2009, we submitted notice to the lessor that we intended to exercise our option to renew this agreement for an additional five years effective August 2009. As stated in the original lease agreement, in conjunction with the lease renewal, we were required to obtain a standby letter of credit for approximately $16.5

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

million which enabled us to secure a lower interest rate and reduce the number of covenants. As defined in the lease agreement, the standby letter of credit primarily represents the lease investment equity balance which is callable in the event of default. In March 2007, the Almaden Tower lease was extended for five years, with a renewal option for an additional five years solely at our election. As part of the lease extensions, we purchased the lease receivable from the lessor of the East and West Towers for $126.8 million and a portion of the lease receivable from the lessor of the Almaden Tower for $80.4 million, both of which are recorded as investments in lease receivables on our Condensed Consolidated Balance Sheets. As of March 4, 2011, the carrying value of the lease receivables related to all three towers approximated fair value. This purchase may be credited against the residual value guarantee if we purchase the properties or will be repaid from the sale proceeds if the properties are sold to third-parties. Under the agreement for the East and West Towers and the agreement for the Almaden Tower, we have the option to purchase the buildings at anytime during the lease term for approximately $143.2 million and $103.6 million, respectively. The residual value guarantees under the East and West Towers and the Almaden Tower obligations are $126.8 million and $89.4 million, respectively.
These two leases are both subject to standard covenants including certain financial ratios that are reported to the lessors quarterly. As of March 4, 2011, we were in compliance with all of the covenants. In the case of a default, the lessor may demand we purchase the buildings for an amount equal to the lease balance, or require that we remarket or relinquish the buildings. Both leases qualify for operating lease accounting treatment and, as such, the buildings and the related obligations are not included on our Condensed Consolidated Balance Sheets. We utilized this type of financing in order to access bank-provided funding at the most favorable rates and to provide the lowest total cost of occupancy for the headquarter buildings. At the end of the lease term, we can extend the lease for an additional five year term, purchase the buildings for the lease balance, remarket or relinquish the buildings. If we choose to remarket or are required to do so upon relinquishing the buildings, we are bound to arrange the sale of the buildings to an unrelated party and will be required to pay the lessor any shortfall between the net remarketing proceeds and the lease balance, up to the residual value guarantee amount.
In June 2010, we entered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. This transaction was classified as a capital lease obligation and recorded at fair value. See Note 15 for further discussion of our capital lease obligation.
Guarantees
The lease agreements for our corporate headquarters provide for residual value guarantees as noted above. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Condensed Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to the income statement over the life of the leases. As of March 4, 2011 and December 3, 2010, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $0.6 million and $0.7 million, respectively.
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

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
Legal Proceedings
In October 2009, Eolas Technologies Incorporated filed a complaint against us and 22 other companies for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that a number of our Web pages and products infringe two patents owned by plaintiff purporting to cover “Distributed Hypermedia Method for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 5,838,906) and “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 7,599,985) and seeks injunctive relief, monetary damages, costs and attorneys fees. We dispute these claims and intend to vigorously defend ourselves in this matter. As of March 4, 2011, no amounts have been accrued as a loss is not probable or estimable.
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

NOTE 15.  DEBT

Our debt as of March 4, 2011 and December 3, 2010 consisted of the following (in thousands):

	2011	2010
Notes	$1,494,130	$1,493,969
Credit facility	—	—
Capital lease obligations	26,323	28,492
Total debt and capital lease obligations	1,520,453	1,522,461
Less: current portion	8,900	8,799
Debt and capital lease obligations	$1,511,553	$1,513,662
 Notes
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). Our proceeds were approximately $1.5 billion and were net of an issuance discount of $6.6 million. The Notes rank equally with our other unsecured and unsubordinated indebtedness. In addition, we incurred issuance costs of approximately $10.7 million. Both

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

the discount and issuance costs are being amortized to interest expense over the respective terms of the Notes using the effective interest method. The effective interest rate including the discount and issuance costs is 3.45% for the 2015 Notes and 4.92% for the 2020 Notes. Interest is payable semi-annually, in arrears, on February 1 and August 1, commencing on August 1, 2010. In February 2011, we made a semi-annual interest payment of $31.1 million. The proceeds from the Notes are available for general corporate purposes, including repayment of any balance outstanding on our credit facility. Based on quoted market prices, the fair value of the Notes was approximately $1.5 billion as of March 4, 2011.
We may redeem the Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes also include covenants that limit our ability to grant liens on assets and to enter into sale and leaseback transactions, subject to significant allowances. As of March 4, 2011, we were in compliance with all of the covenants.
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
Capital Lease Obligation
In June 2010, we entered into a sale-leaseback agreement to sell equipment totaling $32.2 million and leaseback the same equipment over a period of 43 months. This transaction was classified as a capital lease obligation and recorded at fair value. As of March 4, 2011, our capital lease obligations of $26.3 million includes $8.9 million of current debt.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16.  NON-OPERATING INCOME (EXPENSE)

 Non-operating income (expense) for the three months ended March 4, 2011 and March 5, 2010 included the following (in thousands):

	2011	2010
Interest and other income (expense), net:
Interest income	$6,099	$5,105
Foreign exchange gains (losses)	(7,774)	(5,084)
Realized gains on fixed income investment	605	342
Realized losses on fixed income investment	(61)	—
Other	314	248
Interest and other income (expense), net	$(817)	$611
Interest expense	$(17,020)	$(7,695)
Investment gains (losses), net:
Realized investment gains	$1,802	$183
Unrealized investment gains	438	222
Realized investment losses	(650)	(405)
Unrealized investment losses	—	(3,534)
Investment gains (losses), net	$1,590	$(3,534)
Non-operating income (expense), net	$(16,247)	$(10,618)

NOTE 17.  SEGMENTS

We have the following reportable segments:

•
Creative and Interactive Solutions—Our Creative and Interactive Solutions segment focuses on delivering a complete professional line of integrated tools for a full range of design and publishing and developer tasks to an extended set of customers.

•
Digital Media Solutions—Our Digital Media Solutions segments contains our professional imaging and video products and focuses on many of the same creative professional customers as our Creative and Interactive Solutions business.

•
Knowledge Worker—Our Knowledge Worker segment focuses on the needs of knowledge worker customers, providing essential applications and services to help them share information and collaborate. This segment contains our Acrobat family of products.

•
Enterprise—Our Enterprise segment provides server-based Customer Experience Management Solutions to enterprise and government customers to optimize their information intensive customer-facing processes and improve the overall customer experience of their constituents. This segment contains our Adobe Connect, Day and LiveCycle lines of products.

•	Omniture—Our Omniture segment provides web analytics and online business optimization products and services to manage and enhance online, offline and multi-channel marketing initiatives.

•
Print and Publishing—Our Print and Publishing segment addresses market opportunities ranging from the diverse publishing needs of technical and business publishing to our legacy type and OEM printing businesses.

ADOBE SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Effective in the first quarter of fiscal 2011, we modified our segments due to changes in how we operate our business. We split our prior Creative Solutions segment into two new segments: Creative and Interactive Solutions and Digital Media Solutions. Creative and Interactive Solutions contains our Creative Suite family of products including our professional page layout and Web layout products, whereas Digital Media Solutions contains our imaging and video products for professionals and hobbyists. We also merged our former Platform segment into the new Creative and Interactive Solutions segment to better align our focus with market trends and our opportunities. In addition to our business unit reorganization, we moved several products to different businesses. Our Scene7 products were moved from our Creative Solutions business to our Omniture business; our ColdFusion products were moved from our Platform business to our Print and Publishing business; and our Adobe Presenter product that was part of our Adobe Connect offering was moved from our Enterprise business to our Print and Publishing business. Prior year information in the table below has been reclassified to reflect these changes.
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

(in thousands)	Creative and Interactive Solutions	Digital Media Solutions	Knowledge Worker	Enterprise	Omniture	Print and Publishing	Total
Three months ended March 4, 2011
Revenue	$424,828	$151,654	$181,843	$104,821	$110,864	$53,696	$1,027,706
Cost of revenue	15,091	9,766	5,814	26,487	47,819	2,662	107,639
Gross profit	$409,737	$141,888	$176,029	$78,334	$63,045	$51,034	$920,067
Gross profit as a percentage of revenue	96%	94%	97%	75%	57%	95%	90%
Three months ended March 5, 2010
Revenue	$332,558	$130,618	$165,862	$78,886	$95,990	$54,786	$858,700
Cost of revenue	12,427	8,937	4,641	15,483	45,081	2,799	89,368
Gross profit	$320,131	$121,681	$161,221	$63,403	$50,909	$51,987	$769,332
Gross profit as a percentage of revenue	96%	93%	97%	80%	53%	95%	90%

NOTE 18.  SUBSEQUENT EVENTS

Subsequent to March 4, 2011, as part of our $1.6 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $420.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $420.0 million stock repurchase agreement, $455.0 million remains under our time-constrained dollar-based authority. See Note 12 for further discussion of our stock repurchase program.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for fiscal 2010. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,”  “targets,” “estimates,” “looks for,” “looks to” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
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

OPERATIONS OVERVIEW

Effective in the first quarter of fiscal 2011, we modified our segments due to changes in how we operate our business. We split our prior Creative Solutions segment into two new segments: Creative and Interactive Solutions and Digital Media Solutions. Creative and Interactive Solutions contains our Creative Suite family of products including our professional page layout and Web layout products, whereas Digital Media Solutions contains our imaging and video products for professionals and hobbyists. We also merged our former Platform segment into the new Creative and Interactive Solutions segment to better align our focus with market trends and our opportunities. As part of our business unit reorganization, we also moved several products to different businesses. See Note 17 of our Notes to Condensed Consolidated Financial Statements for further information. Prior year information has been updated to reflect these changes.
For our first quarter of fiscal 2011, we reported record revenue with strong financial results. Our performance was driven by strong adoption of our solutions across three strategic growth initiatives we are focused on: Content Authoring, Customer Experience Management ("CEM"), and Online Marketing.

For comparative purposes, financial results for the three months ended March 5, 2010 benefited from an extra week in the quarter due to our 52/53 week financial calendar. This extra week had a favorable impact on our revenue in the year-ago quarter by approximately $35 million and related impact to expenses of approximately $20 million. Fiscal 2010 was a 53-week year, whereas fiscal 2011 is a 52-week year and our first quarter of fiscal 2011 contained one less week.
In our Creative and Interactive Solutions segment, broad adoption of Adobe Creative Suite 5 ("CS5") family of products continued to drive the overall performance of our creative business. This resulted in 28% year-over-year growth in the segment.

Our Digital Media Solutions segment achieved 16% year-over-year growth, benefiting from the adoption of our CS5 image editing and video-authoring products during the quarter.
Our Knowledge Worker segment achieved 10% year-over-year growth due to continued demand for our Acrobat X product which was released in the fourth quarter of fiscal 2010.
Our Enterprise segment also achieved strong year-over-year growth of 33%. We believe our increased investment in this business over the past several years, including our acquisition of Day Software Holding AG ("Day") in the fourth quarter of fiscal 2010, is beginning to result in improved financial performance in this segment.
In our Omniture business, we continued to achieve strong momentum during the first quarter of fiscal 2011 and achieved year-over-year growth of 16%. Driving this success was increased awareness of our Adobe Online Marketing Suite in the marketplace as well as maintaining strong bookings performance. The number of Omniture user transactions in the quarter was 1.38 trillion, an increase of 12% year-over-year versus the comparable period of time a year ago.
Our Print and Publishing business segment decreased year-over-year, primarily due to the timing of Coldfusion product releases.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 4, 2011, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 3, 2010.

Recent Accounting Pronouncements Not Yet Effective
In December 2010, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update will require an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for public entities, for impairment tests performed during entities' fiscal years (and interim periods within those years) that begin after December 15, 2010. Early application is not permitted. We will adopt the new disclosures in the first quarter of fiscal 2012, however as we currently do not have any reporting units with a zero or negative carrying amount, we do not expect the adoption of this guidance to have an impact on our consolidated financial statements.
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

RESULTS OF OPERATIONS

Revenue for the Three Months Ended March 4, 2011 and March 5, 2010 (dollars in millions)

	2011	2010	% Change
Product	$842.7	$703.9	20%
Percentage of total revenue	82%	82%
Subscription	106.2	95.5	11%
Percentage of total revenue	10%	11%
Services and support	78.8	59.3	33%
Percentage of total revenue	8%	7%
Total revenue	$1,027.7	$858.7	20%

As described in Note 17 of our Notes to Condensed Consolidated Financial Statements, we have the following segments: Creative and Interactive Solutions, Digital Media Solutions, Knowledge Worker, Enterprise, Omniture and Print and Publishing.
Our subscription revenue is comprised primarily of fees we charge for our hosted service offerings including our hosted online business optimization services. We recognize subscription revenues ratably over the term of agreements with our customers, beginning on the commencement of the service. Of the $106.2 million and $95.5 million in subscription revenue for the three months ended March 4, 2011 and March 5, 2010, respectively, approximately $92.5 million and $83.9 million, respectively, is from our Omniture segment with the remaining amounts representing our other business offerings.
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
Segment Information (dollars in millions)

	2011	2010	% Change
Creative and Interactive Solutions	$424.8	$332.6	28%
Percentage of total revenue	41%	39%
Digital Media Solutions	151.7	130.6	16%
Percentage of total revenue	15%	15%
Knowledge Worker	181.8	165.9	10%
Percentage of total revenue	18%	19%
Enterprise	104.8	78.9	33%
Percentage of total revenue	10%	10%
Omniture	110.9	96.0	16%
Percentage of total revenue	11%	11%
Print and Publishing	53.7	54.7	(2)%
Percentage of total revenue	5%	6%
Total revenue	$1,027.7	$858.7	20%

Revenue from Creative and Interactive Solutions increased $92.2 million during the three months ended March 4, 2011 as compared to the three months ended March 5, 2010. This year-over-year increase was driven by strong licensing of CS5. For the three months ended March 4, 2011, our Creative Suite products related revenue increased 38% as compared to the same period in the prior year. The overall number of units licensed for Creative and Interactive Solutions increased when compared to the three months ended March 5, 2010. Unit average selling prices remained relatively stable during the three months ended March 4, 2011 as compared to the same period in the prior year.

Revenue from Digital Media Solutions increased $21.1 million during the three months ended March 4, 2011 as compared to the three months ended March 5, 2010. This increase was due to increased licensing of our CS5 image editing and video authoring products. For the three months ended March 4, 2011, our Photoshop point product revenue increased 14% as compared to the same period in the prior year. The overall number of units licensed for Digital Media Solutions increased when compared to the three months ended March 5, 2010. Unit average selling prices remained relatively stable during the three months ended March 4, 2011 as compared to the same period in the prior year.

Revenue from Knowledge Worker increased $15.9 million during the three months ended March 4, 2011 as compared to the three months ended March 5, 2010. We attribute this success to increased awareness and adoption of our new Acrobat X product, which shipped in the second half of fiscal 2010. The number of units licensed and unit average selling prices, excluding large enterprise license agreements ("ELA"), increased during the three months ended March 4, 2011 as compared to the same period in the prior year.

Revenue from Enterprise increased $25.9 million during the three months ended March 4, 2011 as compared to the three months ended March 5, 2010. The increase was primarily due to our addition of products from the acquisition of Day to our Enterprise offering and success in customer adoption as part of our CEM offering.
Revenue from Omniture increased $14.9 million during the three months ended March 4, 2011 as compared to the three months ended March 5, 2010. This increase was due to adoption of our Online Marketing Suite offering.
Revenue from Print and Publishing decreased $1.0 million during the three months ended March 4, 2011 as compared to the three months ended March 5, 2010. The decrease was primarily due to the release of Coldfusion 9 at the end of fiscal 2009 for which a comparable release did not occur in the current period.
Geographical Information (dollars in millions)

	2011	2010	% Change
Americas	$489.6	$408.4	20%
Percentage of total revenue	48%	48%
EMEA	331.8	275.4	20%
Percentage of total revenue	32%	32%
Asia	206.3	174.9	18%
Percentage of total revenue	20%	20%
Total revenue	$1,027.7	$858.7	20%

Overall revenue for the three months ended March 4, 2011 increased when compared to the three months ended March 5, 2010, primarily due to the launch of CS5 in the second quarter of fiscal 2010 as well as the addition of Day product revenue based on our acquisition of Day in the fourth quarter of fiscal 2010. Increased revenue in our Digital Media Solutions and Knowledge Worker business segments also contributed to the year-over-year growth.
The increase in revenue during the three months ended March 4, 2011 as compared to the three months ended March 5, 2010 in the Americas, EMEA and Asia was attributable to the factors noted above.
As a result of the recent earthquakes and related events that occurred in Japan subsequent to our March 4, 2011 quarter-end, we believe that our operating results in Japan will be adversely impacted in the near term.

Included in the overall increase in revenue for the three months ended March 4, 2011 as compared to the three months ended March 5, 2010 were impacts associated with foreign currency as shown below:

(in millions)	Three Months
Revenue impact:	Increase/(decrease)
EMEA:
Euro	$(16.0)
British Pound	(0.9)
Other currencies	0.2
Total EMEA	(16.7)
Japanese Yen	8.4
Other currencies	2.4
Total revenue impact	(5.9)
Hedging impact:
EMEA	—
Japanese Yen	—
Total hedging impact	—
Total impact	$(5.9)

During the three months ended March 4, 2011, the U.S. Dollar strengthened against both the Euro and British Pound causing revenue in EMEA measured in U.S. Dollars to decrease compared with the same reporting period last year. Revenue measured in both the Japanese Yen and Australian Dollar was favorably impacted as the U.S. Dollar weakened against these currencies. Our currency hedging programs resulted in no hedging gains as noted in the table above.
Product Backlog
The actual amount of product backlog at any particular time may not be a meaningful indicator of future business prospects. Shippable backlog is comprised of unfulfilled orders, excluding those associated with new product releases, those pending credit review and those not shipped due to the application of our global inventory policy. We had no shippable backlog at the end of the first quarter of fiscal 2011. Our shippable backlog at the end of the fourth quarter of fiscal 2010 was approximately 5% of fourth quarter fiscal 2010 revenue.
Cost of Revenue for the Three Months Ended March 4, 2011 and March 5, 2010 (dollars in millions)

	2011	2010	% Change
Product	$30.7	$23.6	30%
Percentage of total revenue	3%	3%
Subscription	47.9	45.7	5%
Percentage of total revenue	5%	5%
Services and support	29.0	20.1	44%
Percentage of total revenue	3%	2%
Total cost of revenue	$107.6	$89.4	20%

 Product
Cost of product revenue includes product packaging, third-party royalties, excess and obsolete inventory, amortization related to localization costs, purchased intangibles and acquired rights to use technology and the costs associated with the manufacturing of our products.

Cost of product revenue increased due to the following:

% Change 2011-2010 QTD
Localization costs related to our product launches	13%
Amortization of purchased intangibles	9
Excess and obsolete inventory	5
Cost of sales	4
Royalty cost	1
Amortization of acquired rights to use technology	(1)
Various individually insignificant items	(1)
Total change	30%

Localization costs increased during the three months ended March 4, 2011 as compared to the three months March 5, 2010 primarily due to the launch of Acrobat X products during the fourth quarter of fiscal 2010. Further, localization costs for CS4 products had been fully amortized as of the end of fiscal 2009.

Amortization of purchased intangibles increased during the three months ended March 4, 2011 as compared to the three months ended March 5, 2010, primarily due to amortization expense associated with intangible assets purchased through acquisitions.

Excess and obsolete inventory increased during the three months ended March 4, 2011 as compared to the three months ended March 5, 2010 due to reserve requirements primarily for Acrobat 9.0, Creative Suite and Photoshop point products.
Cost of sales increased primarily due to the associated increase in shrink-wrap shipments of our Creative Suite and Photoshop point products.

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
Cost of subscription revenue increased during the three months ended March 4, 2011 as compared to the three months ended March 5, 2010 primarily due to increases in compensation and related benefits driven by additional headcount in addition to increases in data center costs related to higher transaction volumes.
Services and Support
Cost of services and support revenue is primarily comprised of employee-related costs and associated costs incurred to provide consulting services, training and product support.
Cost of services and support revenue increased during the three months ended March 4, 2011 as compared to the three months ended March 5, 2010, primarily due to increases in compensation and related benefits driven by additional headcount.

Operating Expenses for the Three Months Ended March 4, 2011 and March 5, 2010 (dollars in millions)

	2011	2010	% Change
Research and development	$178.4	$174.3	2%
Percentage of total revenue	17%	20%
Sales and marketing	328.1	297.3	10%
Percentage of total revenue	32%	35%
General and administrative	101.0	91.1	11%
Percentage of total revenue	10%	11%
Restructuring charges	—	11.6	(100)%
Percentage of total revenue	—%	1%
Amortization of purchased intangibles	10.2	18.2	(44)%
Percentage of total revenue	1%	2%
Total operating expenses	$617.7	$592.5	4%

Research and Development, Sales and Marketing, and General and Administrative Expenses

The increase in research and development, sales and marketing and general and administrative expenses during the three months ended March 4, 2011 as compared to the three months ended March 5, 2010 was primarily driven by higher employee compensation due to additional headcount. For comparative purposes, the change in compensation during the three months ended March 4, 2011 as compared to the three months ended March 5, 2010 in the analysis which follows has been normalized for the impact of the extra week in the first quarter of fiscal 2010.

Research and Development

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.
Research and development expenses increased due to the following:

% Change 2011-2010 QTD
Compensation and related benefits associated with headcount growth	5%
Compensation associated with incentive compensation and stock-based compensation	(1)
Various individually insignificant items	(2)
Total change	2%

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

Sales and marketing expenses increased due to the following:

% Change 2011-2010 QTD
Marketing spending related to product launches and overall marketing efforts to further increase revenue	6%
Compensation and related benefits associated with headcount growth	5
Compensation associated with incentive compensation and stock-based compensation	—
Various individually insignificant items	(1)
Total change	10%

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
General and administrative expenses increased due to the following:

% Change 2011-2010 QTD
Professional and consulting fees	6%
Compensation and related benefits associated with headcount growth	4
Compensation associated with incentive compensation and stock-based compensation	3
Various individually insignificant items	(2)
Total change	11%

Restructuring Charges
Fiscal 2009 Restructuring Plan
In the fourth quarter of fiscal 2009, in order to appropriately align our costs in connection with our fiscal 2010 operating plan, we initiated a restructuring plan consisting of reductions in workforce and the consolidation of facilities. The restructuring activities related to this program affect only those employees and facilities that were associated with Adobe prior to the acquisition of Omniture on October 23, 2009.
In the first quarter of fiscal 2010, we continued to implement restructuring activities under this program. We vacated approximately 8,000 square feet of sales facilities in Australia, Canada, Denmark and the U.S. We accrued $0.4 million for the fair value of our future contractual obligations under those operating leases and we recorded charges of $11.9 million for termination benefits. We also recorded net adjustments of approximately $1.1 million to reflect net decreases in previously recorded estimates for termination benefits and facilities-related liabilities in addition to minor adjustments for fluctuations related to foreign currency translation.

In the first quarter of fiscal 2011, we recorded minor adjustments for changes in previously recorded estimates and for fluctuations related to foreign currency translation.

Fiscal 2008 Restructuring Plan
In the fourth quarter of fiscal 2008, we initiated a restructuring program consisting of reductions in workforce and the consolidation of facilities, in order to reduce our operating costs and focus our resources on key strategic priorities. In connection with the restructuring plan, we recognized costs related to termination benefits for employee positions that were eliminated and for the closure of duplicative facilities. In the first quarter of fiscal 2010 and 2011,we recorded minor adjustments for changes in previously recorded estimates and for fluctuations related to foreign currency translation.
See Note 11 of our Notes to Condensed Consolidated Financial Statements for further information regarding our restructuring plans.

Amortization of Purchased Intangibles
Amortization expense decreased 44% during the three months ended March 4, 2011 as compared to the three months ended March 5, 2010 primarily due to a decrease in amortization expense associated with intangible assets purchased through our acquisition of Macromedia that were fully amortized at the end of fiscal 2010.
Non-Operating Income (Expense), Net for the Three Months Ended March 4, 2011 and March 5, 2010 (dollars in millions)

	2011	2010	% Change
Interest and other income (expense), net	$(0.8)	$0.6	(233)%
Percentage of total revenue	*	*
Interest expense	(17.0)	(7.7)	121%
Percentage of total revenue	(2)%	(1)%
Investment gains (losses), net	1.6	(3.5)	(146)%
Percentage of total revenue	*	*
Total non-operating income (expense), net	$(16.2)	$(10.6)	53%

_________________________________________
(*)    Percentage is less than 1%.
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
Interest and other income (expense), net for the three months ended March 4, 2011 as compared to the three months ended March 5, 2010 increased in expense primarily due to increased foreign exchange losses partially offset by increased interest income due to higher investment balances and higher average interest rates on our investments.
Interest Expense
In February 2010, we issued $600.0 million of 3.25% senior notes due February 1, 2015 (the “2015 Notes”) and $900.0 million of 4.75% senior notes due February 1, 2020 (the “2020 Notes” and, together with the 2015 Notes, the “Notes”). On February 1, 2010, we repaid our $1.0 billion outstanding credit facility with a portion of the proceeds from our Notes. The increase in interest expense is primarily due to interest associated with higher borrowings resulting from the issuance of the Notes as well as an increase in our average borrowing rate due to the Notes.
Investment Gains (Losses), Net
Investment gains (losses), net consists principally of realized gains or losses from the sale of marketable equity investments, other-than-temporary declines in the value of marketable and non-marketable equity securities and unrealized holding gains and losses associated with our deferred compensation plan assets (classified as trading securities). Our net investment gains for the three months ended March 4, 2011 were due to gains from our direct and equity investments. Our net investment losses during the three months ended March 5, 2010 were due to unrealized losses related to our Adobe Ventures investments that did not recur during the three months ended March 4, 2011 due to the liquidation of holdings in our Adobe Ventures portfolio of companies at the end of fiscal 2010.
Provision for Income Taxes for the Three Months Ended March 4, 2011 and March 5, 2010 (dollars in millions)

	2011	2010	% Change
Provision	$51.5	$39.1	32%
Percentage of total revenue	5%	5%
Effective tax rate	18.0%	23.5%

Our effective tax rate decreased by approximately six percentage points for the three months ended March 4, 2011. A nine percentage point decrease was primarily due to the reinstatement of the federal research and development tax credit in December 2010 and stronger forecasted international profits for fiscal 2011. The reinstatement of the credit was retroactive to January 1, 2010. A $15.2 million tax benefit for the credit relating to fiscal 2010 was reflected in its entirety in the first quarter of fiscal 2011.

This decrease was offset by a three percentage point increase for a one-time charge that was related to our acquisition of Demdex. The charge was the tax cost of inter-company transactions necessary to license certain Demdex assets to Adobe's trading companies so that Demdex's services can be offered to our customers from Adobe companies.
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. In addition to providing for U.S. income taxes on earnings from the U.S., we provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the U.S. While we do not anticipate changing our intention regarding permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. Currently, there are a significant amount of foreign earnings upon which U.S. income taxes have not been provided.
Accounting for Uncertainty in Income Taxes
The gross liability for unrecognized tax benefits at March 4, 2011 was $163.5 million, exclusive of interest and penalties. If the total unrecognized tax benefits at March 4, 2011 were recognized in the future, $147.3 million of unrecognized tax benefits would decrease the effective tax rate, which is net of an estimated $16.2 million federal benefit related to deducting certain payments on future state tax returns.
As of March 4, 2011, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $15.2 million. This amount is included in non-current income taxes payable.
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

LIQUIDITY AND CAPITAL RESOURCES

This data should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

(in millions)	March 4, 2011	December 3, 2010
Cash and cash equivalents	$900.2	$749.9
Short-term investments	$1,736.7	$1,718.1
Working capital	$2,365.3	$2,148.0
Stockholders’ equity	$5,425.4	$5,192.4
A summary of our cash flows is as follows:

	Three Months Ended
(in millions)	2011	2010
Net cash provided by operating activities	$332.1	$259.9
Net cash used for investing activities	(95.1)	(208.7)
Net cash (used for) provided by financing activities	(86.5)	540.1
Effect of foreign currency exchange rates on cash and cash equivalents	(0.2)	(1.3)
Net increase in cash and cash equivalents	$150.3	$590.0

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
Cash Flows from Operating Activities
Net cash provided by operating activities of $332.1 million for the three months ended March 4, 2011 was primarily comprised of net income plus the net effect of non-cash items. The primary working capital sources of cash were net income coupled with decreases in trade receivables and increases in deferred revenue. Trade receivables decreased primarily from product that was shipped in the second half of the fourth quarter of fiscal 2010 and collected during the first quarter of 2011. Increases in deferred revenue related primarily to billing of annual maintenance and support renewals in the first months of the fiscal year, combined with increased activity for Omniture hosted services.
The primary working capital uses of cash were decreases in accrued expenses primarily related to the payment of fiscal 2010 bonuses in the first quarter of fiscal 2011. During the three months ended March 4, 2011, we also made our second semi-annual interest payment associated with our Notes totaling $31.1 million.
Cash Flows from Investing Activities
Net cash used for investing activities of $95.1 million for the three months ended March 4, 2011 was primarily due to purchases of short-term investments, offset in part by maturities and sales of short-term investments. Other uses of cash during the three months ended March 4, 2011 represented the acquisition of Demdex as well as the purchases of property and equipment and long-term investments and other assets.
Cash Flows from Financing Activities
Net cash used for financing activities of $86.5 million for the three months ended March 4, 2011 was primarily due to treasury stock repurchases offset in part by proceeds from our treasury stock issuances. See the section titled “Stock Repurchase Program” discussed below.
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

As of March 4, 2011, we have accrued total restructuring charges of approximately $14.1 million of which approximately $2.0 million relates to ongoing termination benefits and contract terminations and are expected to be paid during the second quarter of fiscal 2011. The remaining $12.1 million relates to the cost of closing redundant facilities and are expected to be paid under contract through fiscal 2021 of which over 75% will be paid through 2015.
During the three months ended March 4, 2011, we made payments related to the above restructuring plans totaling approximately $2.6 million which consisted of approximately $2.1 million related to the cost of closing redundant facilities and approximately $0.5 million related to termination benefits and contract terminations.
We believe that our existing cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet the cash outlays for the restructuring actions described above.

See Note 11 of our Notes to Condensed Consolidated Financial Statements for more detailed information regarding our restructuring plans.

Other Liquidity and Capital Resources Considerations
Our existing cash, cash equivalents and investment balances may fluctuate during the remainder of fiscal 2011 due to changes in our planned cash outlay, including changes in incremental costs such as direct and integration costs related to our acquisitions. A majority of our cash and investments are held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

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

As of March 4, 2011, the amount outstanding under the Notes was $1.5 billion. On February 1, 2010, we used $1.0 billion of the proceeds from this offering to pay the outstanding balance on our credit facility. The remainder of the proceeds from the Notes are available for general corporate purposes. There is no outstanding balance under our credit facility and the entire $1.0 billion credit line under this facility remains available for borrowing.
We use professional investment management firms to manage a large portion of our invested cash. External investment firms managed, on average, 63% of our consolidated invested balances during the first quarter of fiscal 2011. The fixed income portfolio is primarily invested in U.S. Treasury securities, U.S. agency securities, municipal securities, corporate bonds and foreign government securities.
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
During the three months ended March 4, 2011, we entered into a structured stock repurchase agreement with a large financial institution, whereupon we provided them with a prepayment of $125.0 million. We did not enter into any new structured repurchase agreements during the three months ended March 5, 2010. We enter into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common stock over a specified period of time. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayments to the financial institutions. There were no explicit commissions or fees on these structured repurchases. Under the terms of the agreements, there is no requirement for the financial institutions to return any portion of the prepayment to us.
The financial institutions agree to deliver shares to us at monthly intervals during the contract term. The parameters used to calculate the number of shares deliverable are: the total notional amount of the contract, the number of trading days in the contract, the number of trading days in the interval and the average VWAP of our stock during the interval less the agreed upon discount. During the three months ended March 4, 2011, we repurchased approximately 2.5 million shares at an average price of $32.84 through structured repurchase agreements entered into during the three months ended March 4, 2011. During the three months ended March 5, 2010, we repurchased approximately 1.7 million shares at an average price of $36.21 through structured repurchase agreements entered into during fiscal 2009.
Subsequent to March 4, 2011, as part of our $1.6 billion stock repurchase program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $420.0 million. This amount will be classified as treasury stock on our Condensed Consolidated Balance Sheets. Upon completion of the $420.0 million stock repurchase agreement, $455.0 million remains under our time-constrained dollar-based authority. See Note 12 and Note 18 of our Notes to Condensed Consolidated Financial Statements for further discussion of our stock repurchase program.
Refer to Part II, Item 2 in this report for share repurchases during the quarter ended March 4, 2011.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 3, 2010. Our principal commitments as of March 4, 2011 consist of obligations under operating leases, capital leases, royalty agreements and various service agreements. There have been no significant changes in those obligations during the three months ended March 4, 2011. See Notes 14 and 15 of our Notes to Condensed Consolidated Financial Statements for more detailed information.
Notes
Interest on our Notes is payable semi-annually, in arrears on February 1 and August 1, commencing on August 1, 2010. At March 4, 2011, our maximum commitment for interest payments under the Notes was $462.8 million.
Financial Covenants
Our credit facility contains a financial covenant requiring us not to exceed a certain maximum leverage ratio. Our leases for the East and West Towers and the Almaden Tower are both subject to standard covenants including certain financial ratios as defined in the lease agreements that are reported to the lessors quarterly. As of March 4, 2011, we were in compliance with all of our covenants. Our Notes do not contain any financial covenants. We believe these covenants will not impact our credit or cash in the coming fiscal year or restrict our ability to execute our business plan.
Royalties
We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.
Guarantees
The lease agreements for our corporate headquarters provide for residual value guarantees. The fair value of a residual value guarantee in lease agreements entered into after December 31, 2002, must be recognized as a liability on our Condensed Consolidated Balance Sheets. As such, we recognized $5.2 million and $3.0 million in liabilities, related to the extended East and West Towers and Almaden Tower leases, respectively. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balance will be amortized to our Condensed Consolidated Statements of Income over the life of the leases. As of March 4, 2011 and December 3, 2010, the unamortized portion of the fair value of the residual value guarantees, for both leases, remaining in other long-term liabilities and prepaid rent was $0.6 million and $0.7 million, respectively.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no significant changes in our market risk exposures for the three months ended March 4, 2011 as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 3, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of March 4, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 4, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. Our inability to extend our core technologies into new applications and new platforms, including the mobile and non-pc devices market, and to anticipate or respond to technological changes could affect continued market acceptance of our products and services and our ability to develop new products and services. Additionally, any delay in the development, production, marketing or distribution of a new product or service or upgrade or enhancement to an existing product or service could cause a decline in our revenue, earnings or stock price and could harm our competitive position. We maintain strategic relationships with third parties with respect to the distribution of certain of our technologies. If we are unsuccessful in establishing or maintaining our strategic relationships with these third parties, our ability to compete in the marketplace or to grow our revenues would be impaired and our operating results would suffer.
We offer our PC application-based products primarily on Windows and Macintosh platforms. We generally offer our server-based products on the Linux platform as well as the Windows and UNIX platforms. To the extent that there is a slowdown of customer purchases of personal computers on either the Windows or Macintosh platform or in general, to the extent that we have difficulty transitioning product or version releases to new Windows and Macintosh operating systems, or to the extent that significant demand arises for our products or competitive products on other platforms before we choose and are able to offer our products on these platforms our business could be harmed. To the extent new releases of operating systems or other third-party products, platforms or devices make it more difficult for our products to perform, and our customers are persuaded to use alternative technologies, our business could be harmed.
Introduction of new products, services and business models by existing and new competitors could harm our competitive position and results of operations.
The markets for our products and services are characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent new product and service introductions, short product and service life cycles, price cutting, with resulting downward pressure on gross margins, and price sensitivity on the part of consumers. Our future success will depend on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models, software delivery methods and other technological changes. If any competing products, services, or operating systems achieve widespread acceptance, our operating results could suffer. In addition, consolidation has occurred among some of the competitors in our markets. Any further consolidations among our competitors may result in stronger competitors and may therefore harm our results of operations. For additional information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of our Annual Report on Form 10-K for fiscal 2010.
If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted.
We plan to release numerous new product and service offerings and employ new software delivery methods in connection with our diversification into new business models and markets. It is uncertain whether these strategies will prove successful or that we will be able to develop the infrastructure and business models as quickly as our competitors. Market acceptance of these new product and service offerings will be dependent on our ability to include functionality and usability in such releases that address certain customer requirements with which we have limited prior experience and operating history. Some of these new product and service offerings could subject us to increased risk of legal liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. For example, with our introduction of on-demand services and subscription-based licensing models, we are entering a market that is at an early stage of development. Market acceptance of such services is affected by a variety of factors, including security, reliability, performance, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers in the U.S. or internationally. As our business continues to transition to new business models that may be more highly regulated for privacy and data security, and to countries outside the U.S. that have more stringent data protection laws, our liability exposure, compliance requirements and costs may increase. In addition, recently there has been increasing sensitivity of consumers to the use of personal information and unauthorized data disclosure, which has resulted in regulatory scrutiny in the U.S. and other countries. As a result, laws and industry practices in the areas of privacy and online advertising are likely to change and technological solutions to comply with these changes may be required or necessary, either of which could result in significant limitations on or changes to the ways in which we and our customers can collect, process, use, store or transmit the information of customers or employees, communicate with customers, and deliver products and services.   Further, any perception of our practices or products as an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism and reputational harm or claims by regulators, industry groups or other third parties, all of which could harm our business.
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
We are also devoting significant resources to the development of technologies and service offerings in markets where we have a limited operating history, including the enterprise, government and mobile and non-pc device markets. In the enterprise market, we intend to increase our focus on vertical markets such as education, financial services, and manufacturing. These new offerings and markets require a considerable investment of technical, financial and sales resources, and a scalable organization. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the enterprise, government and mobile and non-pc device markets, and greater sales, consulting and marketing resources. In the mobile and non-pc device markets, our intent is to partner with device makers, chipset and OS vendors, manufacturers and telecommunications carriers to embed our technology on their platforms, and in the enterprise and government market our intent is to form strategic alliances with leading enterprise and government solutions and service providers to provide additional resources to further enable penetration of such markets. If we are unable to successfully enter into strategic alliances with device makers, manufacturers, telecommunication carriers and leading enterprise and government solutions and service providers, or if they are not as productive as we anticipate, our market penetration may not proceed as rapidly as we anticipate and our results of operations could be negatively impacted.
Revenue from our product and service offerings may be difficult to predict.
As previously discussed, we are devoting significant resources to the development of product and service offerings as well as new distribution models where we have a limited operating history. For example, we intend to implement a subscription licensing model to augment our traditional perpetual licensing model. This makes it difficult to predict revenue and license revenue may decline more quickly than anticipated. Additionally, we have a limited history of licensing products and offering services in certain markets such as the government and enterprise market and may experience a number of factors that will make our revenue less predictable, including longer than expected sales and implementation cycles, decisions to open source certain of our technology initiatives, potential deferral of revenue due to multiple-element revenue arrangements and alternate licensing arrangements. If any of our assumptions about revenue from our new businesses prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.
For instance, the SaaS business model we utilize in our Omniture business unit typically involves selling services on a subscription basis pursuant to service agreements that are generally one to three years in length. Although many of our service agreements contain automatic renewal terms, our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period upon providing timely notice of non-renewal and we cannot provide assurance that these subscriptions will be renewed at the same or higher level of service, if at all. Moreover, under some circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot be assured that we will be able to accurately predict future customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers' spending levels, or declines in consumer Internet activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on less favorable terms to us, our revenues may decline.
Uncertainty about future economic conditions and other adverse changes in general political conditions in any of the major countries in which we do business could adversely affect our operating results.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Uncertainty about future economic and political conditions, including the impact of the earthquakes and related events in Japan on us, our customers, suppliers and partners, makes it difficult for us to forecast operating results and to make decisions about future investments. If economic growth in the U.S. and other countries, including Japan, slows or does not improve, many customers may delay or reduce technology purchases, advertising spending or marketing spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition.
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

•
potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of an acquired company or technology, including but not limited to, issues with the acquired company's intellectual property, product quality or product architecture, data back-up and security, privacy practices, revenue recognition or other accounting practices, employee, customer or partner issues or legal and financial contingencies;

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
On behalf of certain of our customers using our services, we collect and store information derived from the activities of Website visitors, which may include anonymous and/or personal information. This enables us to provide such customers with reports on aggregated anonymous or personal information from and about the visitors to their Websites in the manner specifically directed by each such individual customer. Federal, state and foreign government bodies and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Therefore, our compliance with privacy laws and regulations and our reputation among the public body of Website visitors depend on such customers' adherence to privacy laws and regulations and their use of our services in ways consistent with such visitors' expectations. We also rely on representations made to us by customers that their own use of our services and the information we provide to them via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. We ask customers to represent to us that they provide their Website visitors the opportunity to “opt-out” of the information collection associated with our services, as applicable. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if such customers do not otherwise comply with applicable privacy laws, we could face potentially adverse publicity and possible legal or other regulatory action.
Failure to manage our sales and distribution channels and third-party customer service and technical support providers effectively could result in a loss of revenue and harm to our business.
A significant amount of our revenue for application products is from one distributor, Ingram Micro, Inc., which represented 14% of our net revenue for the first quarter of fiscal 2011. We have multiple non-exclusive, independently negotiated distribution agreements with Ingram Micro and its subsidiaries covering our arrangements in specified countries and regions. Each of these contracts has an independent duration, is independent of any other agreement (such as a master distribution agreement) and any termination of one agreement does not affect the status of any of the other agreements. In the first quarter of fiscal 2011, no single agreement with this distributor was responsible for over 10% of our total net revenue. If any one of our agreements with this distributor was terminated, we believe we could make arrangements with new or existing distributors to distribute our products without a substantial disruption to our business; however, any prolonged delay in securing a replacement distributor could have a negative short-term impact on our results of operations.
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
The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including shortfalls in our net revenue, margins, earnings or key performance metrics, changes in estimates or recommendations by securities analysts, the announcement of new products, product enhancements or service introductions by us or our competitors, seasonal variations in the demand for our products and services and the implementation cycles for our new customers, the loss of a large customer or our inability to increase sales to existing customers and attract new customers, quarterly variations in our or our competitors' results of operations, developments in our industry; unusual events such as significant acquisitions, divestitures and litigation, general socio-economic, regulatory, political or market conditions and other factors, including factors unrelated to our operating performance.
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
If sales to any of our customers outside of the Americas are delayed or canceled because of any of the above factors, our revenue may be negatively impacted.
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
In December 2007, FASB issued revised standards for business combinations, which changes the accounting for business combinations including timing of the measurement of acquirer shares issued in consideration for a business combination, the timing of recognition and amount of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring liabilities, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. The revised standards for business combinations were effective for us beginning the first quarter of fiscal 2010. We have and will continue to incur expenses related to acquisitions and this will have an impact on our financial performance.
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
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. In addition to providing for U.S. income taxes on earnings from the U.S., we provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the U.S. While we do not anticipate changing our intention regarding permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.
Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items and to earnings considered as permanently reinvested in foreign operations. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in, or our interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of our deferred tax assets and liabilities.
In addition, we are subject to the continual examination of our income tax returns by the Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities, including a current examination by the IRS of our fiscal 2008 and 2009 tax returns. These examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examinations. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
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
Our cash equivalent and short-term investment portfolio as of March 4, 2011 consisted of corporate bonds and commercial paper, foreign government securities, money market mutual funds and repurchase agreements, municipal securities, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 4, 2011, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the three months ended March 4, 2011. See Note 12 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value that May Yet be Purchased Under the Plan(1)
	(in thousands, except average price per share)
Beginning repurchase authority				1,000,000
December 4—December 31, 2010
Shares repurchased	—	$—	—	$—
January 1—January 28, 2011
Shares repurchased	1,298	$32.11	1,298	$(41,667)	(2)
January 29—March 4, 2011
Shares repurchased	1,241	$33.61	1,241	$(41,715)
Total	2,539		2,539	$916,618
_________________________________________

(1)
In June 2010, our Board of Directors approved an amendment to change our stock repurchase program from a non-expiring share-based authority to a time-constrained dollar-based authority. As part of this amendment, the Board of Directors granted authority to repurchase up to $1.6 billion in common stock through the end of fiscal 2012.

(2)
In January 2011, as part of the amended program, we entered into a structured stock repurchase agreement with a large financial institution whereupon we provided them with a prepayment of $125.0 million. As of March 4, 2011, $41.6 million of prepayments remained under this agreement.

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

Date: April 7, 2011

SUMMARY OF TRADEMARKS

The following trademarks of Adobe Systems Incorporated or its subsidiaries, which may be registered in the United States and/or other countries, are referenced in this Form 10-Q:

Adobe
Acrobat
Adobe Connect
ColdFusion
Creative Suite
LiveCycle
Omniture
Photoshop
Scene7

All other trademarks are the property of their respective owners.

INDEX TO EXHIBITS

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Bylaws	8-K	1/13/09	3.1

3.2	Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	7/16/01	3.6

3.2.1	Certificate of Correction of Restated Certificate of Incorporation of Adobe Systems Incorporated	10-Q	4/11/03	3.6.1

3.3	Certificate of Designation of Series A Preferred Stock of Adobe Systems Incorporated	10-Q	7/8/03	3.3

4.1	Specimen Common Stock Certificate	S-3	1/15/10	4.3

4.2	Form of Indenture	S-3	1/15/10	4.1

4.3	Forms of Global Note for Adobe Systems Incorporated’s 3.250% Notes due 2015 and 4.750% Notes due 2020, together with Form of Officer’s Certificate setting forth the terms of the Notes	8-K	1/26/10	4.1

10.1	Amended 1994 Performance and Restricted Stock Plan*	10-Q	4/9/10	10.1

10.2	Form of Restricted Stock Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	10-K	1/23/09	10.3

10.3	1997 Employee Stock Purchase Plan, as amended*	10-Q	10/8/10	10.3

10.4	1996 Outside Directors Stock Option Plan, as amended*	10-Q	4/12/06	10.6

10.5	Forms of Stock Option Agreements used in connection with the 1996 Outside Directors Stock Option Plan*	S-8	6/16/00	4.8

10.6	2003 Equity Incentive Plan, as amended and restated*	8-K	4/20/10	10.1

10.7	Form of Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.4

10.8	Form of Indemnity Agreement*	10-Q	6/26/09	10.12

10.9	Forms of Retention Agreement*	10-K	11/28/97	10.44

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.10	Second Amended and Restated Master Lease of Land and Improvements by and between SMBC Leasing and Finance, Inc. and Adobe Systems Incorporated	10-Q	10/7/04	10.14

10.11	Lease between Adobe Systems Incorporated and Selco Service Corporation, dated March 26, 2007	8-K	3/28/07	10.1

10.12	Participation Agreement among Adobe Systems Incorporated, Selco Service Corporation, et al. dated March 26, 2007	8-K	3/28/07	10.2

10.13	Form of Restricted Stock Unit Agreement used in connection with the Amended 1994 Performance and Restricted Stock Plan*	8-K	12/20/10	99.2

10.14	Form of Restricted Stock Unit Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.3

10.15	Form of Restricted Stock Agreement used in connection with the 2003 Equity Incentive Plan*	10-Q	10/7/04	10.11

10.16	2008 Executive Officer Annual Incentive Plan*	8-K	1/30/08	10.4

10.17	2005 Equity Incentive Assumption Plan, as amended*	10-Q	4/9/10	10.19

10.18	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.10

10.19	Allaire Corporation 1997 Stock Incentive Plan*	S-8	3/27/01	4.06

10.20	Allaire Corporation 1998 Stock Incentive Plan*	S-8	3/27/01	4.07

10.21	Allaire Corporation 2000 Stock Incentive Plan*	S-8	3/27/01	4.08

10.22	Andromedia, Inc. 1999 Stock Plan*	S-8	12/7/99	4.09

10.23	Blue Sky Software Corporation 1996 Stock Option Plan*	S-8	12/29/03	4.07

10.24	Macromedia, Inc. 1999 Stock Option Plan*	S-8	8/17/00	4.07

10.25	Macromedia, Inc. 1992 Equity Incentive Plan*	10-Q	8/3/01	10.01

10.26	Macromedia, Inc. 2002 Equity Incentive Plan*	S-8	8/10/05	4.08

10.27	Form of Macromedia, Inc. Stock Option Agreement*	S-8	8/10/05	4.09

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.28	Form of Macromedia, Inc. Revised Non-Plan Stock Option Agreement*	S-8	11/23/04	4.10

10.29	Form of Macromedia, Inc. Restricted Stock Purchase Agreement*	10-Q	2/8/05	10.01

10.30	Adobe Systems Incorporated Form of Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.1

10.31	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.2

10.32	2008 Award Calculation Methodology Exhibit A to the 2008 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/08	10.3

10.33	Adobe Systems Incorporated Deferred Compensation Plan*	10-K	1/24/08	10.52

10.34	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.1

10.35	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/30/07	10.2

10.36	Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.3

10.37	Form of Award Grant Notice and Performance Share Award Agreement used in connection with grants under the Adobe Systems Incorporated 2007 Performance Share Program pursuant to the Amended 1994 Performance and Restricted Stock Plan*	8-K	1/30/07	10.4

10.38	Adobe Systems Incorporated Executive Cash Bonus Plan*	DEF 14A	2/24/06	Appendix B

10.39	Second Amendment to Retention Agreement between Adobe Systems Incorporated and Shantanu Narayen, effective as of December 17, 2010*	10-K	1/27/11	10.40

10.40	Adobe Systems Incorporated Executive Severance Plan in the Event of a Change of Control*	10-K	1/27/11	10.41

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.41	Employment offer letter between Adobe Systems Incorporated and Richard Rowley, dated October 30, 2006*	8-K	11/16/06	10.1

10.42	Employment offer letter between Adobe Systems Incorporated and Mark Garrett dated January 5, 2007*	8-K	1/26/07	10.1

10.43	Credit Agreement, dated as of February 16, 2007, among Adobe Systems Incorporated and Certain Subsidiaries as Borrowers; BNP Paribas, Keybank National Association, and UBS Loan Finance LLC as Co-Documentation Agents; JPMorgan Chase Bank, N.A. as Syndication Agent; Bank of America, N.A. as Administrative Agent and Swing Line Lender; the Other Lenders Party Thereto; and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	8/16/07	10.1

10.44	Amendment to Credit Agreement, dated as of August 13, 2007, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	8/16/07	10.2

10.45	Second Amendment to Credit Agreement, dated as of February 26, 2008, among Adobe Systems Incorporated, as Borrower; each Lender from time to time party to the Credit Agreement; and Bank of America, N.A. as Administrative Agent	8-K	2/29/08	10.1

10.46	Purchase and Sale Agreement, by and between NP Normandy Overlook, LLC, as Seller and Adobe Systems Incorporated as Buyer, effective as of May 12, 2008	8-K	5/15/08	10.1

10.47	Form of Director Annual Grant Stock Option Agreement used in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.8

10.48	Form of Director Initial Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.6

10.49	Form of Director Annual Grant Restricted Stock Unit Agreement in connection with the 2003 Equity Incentive Plan*	8-K	12/20/10	99.7

10.50	2009 Executive Annual Incentive Plan*	8-K	1/29/09	10.4

10.51	Omniture, Inc. 1999 Equity Incentive Plan, as amended (the “Omniture 1999 Plan”)*	S-1	4/4/06	10.2A

10.52	Forms of Stock Option Agreement under the Omniture 1999 Plan*	S-1	4/4/06	10.2B

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.53	Form of Stock Option Agreement under the Omniture 1999 Plan used for Named Executive Officers and Non-Employee Directors*	S-1	6/9/06	10.2C

10.54	Omniture, Inc. 2006 Equity Incentive Plan and related forms*	10-Q	8/6/09	10.3

10.55	Omniture, Inc. 2007 Equity Incentive Plan and related forms*	10-K	2/27/09	10.9

10.56	Omniture, Inc. 2008 Equity Incentive Plan and related forms*	10-K	2/27/09	10.10

10.57	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) Amended and Restated 2000 Equity Incentive Plan*	10-K	2/29/08	10.5

10.58	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2004 Equity Incentive Award Plan (the “VS 2004 Plan”) and Form of Option Grant Agreement*	10-K	2/29/08	10.6

10.59	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the VS 2004 Plan*	10-K	2/29/08	10.6A

10.60	Visual Sciences, Inc. (formerly, WebSideStory, Inc.) 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.8

10.61	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement*	10-K	2/29/08	10.7

10.62	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.5

10.63	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002*	S-8	3/16/07	99.6

10.64	Description of 2010 Director Compensation*	10-K	1/22/10	10.71

10.65	Form of Performance Share Award Grant Notice and Performance Share Award Agreement pursuant to the 2003 Equity Incentive Plan*	8-K	12/20/10	99.5

10.66	2010 Performance Share Program Award Calculation Methodology pursuant to the 2003 Equity Incentive Plan*	8-K	1/29/10	10.3

10.67	Fiscal Year 2010 Executive Annual Incentive Plan*	8-K	1/29/10	10.4

		Incorporated by Reference**
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.68	Day Software Holding AG International Stock Option/Stock Issuance Plan*	S-8	11/1/10	99.1

10.69	Day Interactive Holding AG U.S. Stock Option/ Stock Issuance Plan*	S-8	11/1/10	99.2

10.70	Form of Restricted Stock Unit Award Agreement used in connection with the 2005 Equity Incentive Assumption Plan*	8-K	12/20/10	99.9

10.71	Description of 2011 Director Compensation*	10-K	1/27/11	10.73

10.72	Demdex, Inc. 2008 Stock Plan	S-8	1/27/11	99.1

10.73	Award Calculation Methodology to the 2011 Performance Share Program pursuant to the 2003 Equity Incentive Plan*	8-K	1/28/11	10.3

10.74	2011 Executive Cash Performance Bonus Plan*	8-K	1/28/11	10.4

10.75	2011 Executive Annual Incentive Plan*	8-K	1/28/11	10.5

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934†				X

101.INS	XBRL Instance††				X

101.SCH	XBRL Taxonomy Extension Schema††				X

101.CAL	XBRL Taxonomy Extension Calculation††				X

101.LAB	XBRL Taxonomy Extension Labels††				X

101.PRE	XBRL Taxonomy Extension Presentation††				X

101.DEF	XBRL Taxonomy Extension Definition††				X
____________________________________

*	Compensatory plan or arrangement.

**	References to Exhibits 10.19 through 10.29 are to filings made by Macromedia, Inc. References to Exhibits 10.51 through 10.63 are to filings made by Omniture, Inc.

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